Form 10-Q
period 1996-03-31
DATA SYSTEMS & SOFTWARE INC
filed 1996-05-13
CIK 880984

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996        COMMISSION FILE NO. 0-19771

                -----------------------------------------------

                          DATA SYSTEMS & SOFTWARE INC.
               (Exact name of registrant as specified in charter)

             ------------------------------------------------------

                  Delaware                                      22-2786081
        (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                   Identification Number)

          200 Route 17, Mahwah, New Jersey                        07430
(Address of registrant's principal executive offices)           (Zip Code)

                                 (201) 529-2026
              (Registrant's telephone number, including area code)

                   -----------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes /x/   No / /

    Number of shares outstanding of the registrant's common stock, as of April 30, 1996: 7,353,453

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                                     INDEX

Part I.   Financial Information

 Item 1.  Financial Statements

          Consolidated Balance Sheets
            as of December 31, 1995 and March 31, 1996                1

          Consolidated Statements of Income
            for the three months ended
            March 31, 1995 and March 31, 1996                         2

          Statement of Changes in Shareholders' Equity
            for the three months ended March 31, 1996                 3

          Consolidated Statements of Cash Flows
            for the three months ended
            March 31, 1995 and March 31, 1996                         4

          Schedules to Consolidated Statements of Cash Flows
            for the three months ended
            March 31, 1995 and March 31, 1996                         5

          Notes to Consolidated Financial Statements                  6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations               7

Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K                           11

          Signatures                                                 12

              DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                 December 31,  March 31,
                                                                 ------------  ---------
                                                                     1995         1996
                                                                  ---------      -------
                                                                              (unaudited)
                                ASSETS                                    ($ 000)
Current assets:
     Cash and cash equivalents                                      $25,959      $17,762
     Short-term interest bearing bank deposits                       26,991       30,535
     Marketable debt securities                                      83,965       81,128
     Restricted cash                                                  1,366        1,378
     Accounts receivable -trade                                      21,040       19,480
     Other receivables                                               18,876       21,636
     Inventory                                                       13,629       16,816
     Other current assets                                             2,415        2,859
                                                                  ---------      -------
         Total current assets                                       194,241      191,594
                                                                  ---------      -------
Investments                                                           1,542        1,877
                                                                  ---------      -------
Property and equipment, net of accumulated depreciation
  of $14,726 and $17,860 at December 31, 1995 and
  March 31, 1996, respectively                                       71,889       84,516
                                                                  ---------      -------
Other assets:
     Capitalized software development costs, net                      4,425        4,940
     Intangible assets, primarily goodwill                              843          767
     Other                                                            2,437        2,744
                                                                  ---------      -------
                                                                      7,705        8,451
                                                                  ---------      -------
         Total assets                                              $275,377     $286,438
                                                                  =========      =======
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt - banks and others                              $4,878       $4,275
     Current maturities of long-term debt                               333          160
     Current portion of long-term liability
       in respect of customer advances                               11,160       11,925
     Accounts payable - trade                                        25,300       27,913
     Accrued payroll, payroll taxes, and social benefits              6,962        7,510
     Other current liabilities                                        3,758        2,393
                                                                  ---------      -------
         Total current liabilities                                   52,391       54,176

                                                                  ---------      -------
Long-term liabilities:
     Long-term debt, net of current maturities                       12,355       12,484
     Long-term liability in respect of customer advances             10,144       13,035
     Foreign deferred taxes                                           1,812        2,882
     Other                                                            1,191        1,734
                                                                  ---------      -------
         Total long-term liabilities                                 25,502       30,135
                                                                  ---------      -------
Minority interests                                                  129,730      133,581
                                                                  ---------      -------
Shareholders' equity:
     Common stock - $.01 par value per share:
       Authorized 20,000,000 shares;
       Issued - 7,590,665 and 7,692,815 shares at
         December 31, 1995 and March 31, 1996, respectively              75           77
     Additional paid-in capital                                      33,742       33,759
     Retained earnings                                               35,785       36,558
                                                                  ---------      -------
                                                                     69,602       70,394
     Treasury stock, at cost - 339,362 shares at December 31, 1995
       and March 31, 1996                                            (1,848)      (1,848)
                                                                  ---------      -------

         Total shareholders' equity                                  67,754       68,546
                                                                  ---------      -------
         Total liabilities and shareholders' equity                $275,377     $286,438
                                                                  =========      =======

  The accompanying notes are an integral part of these financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 Consolidated Statements of Income (unaudited)


                                                                   Three months ended
                                                                        March 31,
                                                                ------------------------
                                                                    1995        1996
                                                                -----------  -----------
                                                            ($000, except per share amounts)
Sales:
 Products                                                           $23,368      $30,602
 Services                                                             4,576        5,130
                                                                -----------  -----------
                                                                     27,944       35,732

                                                                -----------  -----------
Cost of sales:
 Products                                                            16,635       22,040
 Services                                                             3,397        3,759
                                                                -----------  -----------
                                                                     20,032       25,799
                                                                -----------  -----------
     Gross profit                                                     7,912        9,933
Research and development expenses, net                                  574          835
Selling, general and administrative expenses                          3,425        4,454
                                                                -----------  -----------
     Operating income                                                 3,913        4,644
Financial income                                                        638        2,129
Financial expense                                                      (439)        (964)
Other income, net                                                         9           17
                                                                -----------  -----------
     Income before taxes on income                                    4,121        5,826
Taxes on income                                                         856        1,161
                                                                -----------  -----------
     Income after taxes on income                                     3,265        4,665
Minority interests                                                   (2,520)      (3,819)
Equity in affiliated company                                            (93)         (73)
                                                                -----------  -----------

     Net income                                                        $652         $773
                                                                -----------  -----------

Earnings per common and common
 equivalent share                                                     $0.10        $0.10
                                                                -----------  -----------

Weighted average number of shares (in thousands)                      6,829        7,310
                                                                -----------  -----------


  The accompanying notes are an integral part of these financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

           Statement of Changes in Shareholders' Equity (unaudited)

                                Number             Additional
                                  of      Common    paid-in     Treasury     Retained
                                shares     stock     capital      stock      earnings       Total
                                              ($ 000, except for share amounts)

Balance, January 1, 1996      7,590,665       $75     $33,742     ($1,848)     $35,785      $67,754


Common stock issued in
 restricted stock award         100,000         1         587           -            -          588

Unamortized restricted stock
 award compensation                   -         -        (584)          -            -         (584)

Common stock issued upon
 exercise of options              2,150         1          14           -            -           15

Net income                            -         -           -           -          773          773
                              --------- ---------   ---------   ---------    ---------    ---------
Balance, March 31, 1996       7,692,815       $77     $33,759     ($1,848)     $36,558      $68,546
                              ========= =========   =========   =========    =========    =========



  The accompanying notes are an integral part of these financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

                                                                    Three months ended
                                                                          March 31,
                                                                   ---------------------
                                                                     1995          1996
                                                                   --------      -------
                                                                          ($ 000)
Cash flows from operating activities:
     Net income                                                        $652         $773
     Adjustments to reconcile net income to net cash provided
       by operating activities - see Schedule A                       2,351        9,949
                                                                   --------      -------
       Net cash provided by operating activities                      3,003       10,722
                                                                   --------      -------
Cash flows from investment activities:
     Short-term and long-term bank deposits, net                      1,742       (3,529)
     Restricted cash, net                                               (47)         (97)
     Investment in marketable securities                            (43,167)     (64,327)
     Proceeds from realization of marketable securities              63,025       68,211
     Acquisitions of property and equipment                         (11,211)     (17,552)
     Proceeds from sale of property and equipment                        39           39
     Investments in capitalized software development costs, net        (836)        (635)
     Investments in other assets                                       (601)        (310)
     Loans to affiliated company                                       (105)        (172)
                                                                   --------      -------

       Net cash provided by (used in) investment activities           8,839      (18,372)
                                                                   --------      -------
Cash flows from financing activities:
     Purchase of treasury stock                                      (1,281)           -
     Short-term debt, net                                               454         (518)
     Proceeds from long-term debt                                       827          363
     Repayments of long-term debt                                    (2,354)        (407)
     Proceeds from issuance of common stock                               -           15
                                                                   --------      -------
       Net cash used in financing activities                         (2,354)        (547)
                                                                   --------      -------
Net increase (decrease) in cash and cash equivalents                  9,488       (8,197)

Cash and cash equivalents at beginning of period                      6,627       25,959
                                                                   --------      -------
Cash and cash equivalents at end of period                          $16,115      $17,762
                                                                   ========      =======
Supplemental cash flow information:
 Cash paid during the period for:
     Interest                                                          $267         $216
                                                                   ========      =======
     Income taxes                                                      $872         $894
                                                                   ========      =======



   The accompanying notes are an integral part of these financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

        Schedules to Consolidated Statements of Cash Flows (unaudited)

                                                                     Three months ended
                                                                          March 31,
                                                                     ------------------
                                                                      1995         1996
                                                                     -----         ----
                                                                           ($ 000)
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                 $1,712       $3,365
       Minority interests                                             2,520        3,819
       Earnings on marketable securities                               (589)      (1,042)
       Deferred income taxes                                          1,022          862
       Increase in liability for severance pay                          370          539
       Equity in affilliated company                                     93           73
       Other                                                            (25)           4

       Increase in accounts receivable and  other current assets     (3,611)      (1,671)
       Increase in liability in respect of customer advances, net         -        3,657
       Increase in inventory                                           (697)      (3,186)
       Increase in accounts payable and other current liabilities     1,450        3,543
       Decrease (increase) in long-term receivables                     106          (14)
                                                                     ------       ------
                                                                     $2,351       $9,949
                                                                     ======       ======

  The accompanying notes are an integral part of these financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (unaudited)

Note 1:    Basis of Presentation

           In the opinion of the Company, all adjustments, all of a normal recurring nature, necessary for a fair presentation have been reflected herein. Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2:    Inventory

            Inventory is made up as follows:           December 31,    March 31
                                                           1995          1996
                                                       ------------    --------
                                                               ($,000)
                                                               -------
                                    Raw materials        $ 8,264       $ 9,137
                                    Work in process        4,774         7,346
                                    Finished goods           591           333
                                                         -------       -------
                                                         $13,629       $16,816
                                                         -------       -------

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

General

    The Company conducts its business through two business segments: Computer Software Services and Systems (the "Computer Segment") and Semiconductor Manufacturing (the "Semiconductor Segment").

Results of Operations

Three Months Ended March 31, 1995 and 1996

    The following tables set forth certain information with respect to the results of operations of the Company and its two business segments for the first quarters of 1995 and 1996, the percentage of total revenues during each quarter attributable to selected components of operating statement data, and the quarter to quarter percentage changes in such components.

                                                          First Quarter
                                              ------------------------------------            Increase
                                                   1995                  1996                (Decrease)
                                              --------------        --------------           from 1995
                                              Dollar   % of         Dollar   % of         --------------
                                              Amount   Sales        Amount   Sales        Amount     %
                                              ------   -----        ------   -----        ------   -----
                                              ($,000)               ($,000)               ($,000)
Semiconductor Segment
Sales                                         20,800                28,062                 7,262     34.9%
Gross profit                                   6,347   30.5%         7,952   28.3%         1,605     25.3%
Research and development expenses, net           395    1.9%           714    2.5%           319     80.8%
Selling, general, administrative expenses      1,323    6.4%         1,784    6.4%           461     34.8%
Operating income                               4,629   22.3%         5,454   19.4%           825     17.8%

Computer Segment
Sales                                          7,144                 7,670                   526      7.4%
Gross profit                                   1,565   21.9%         1,981   25.8%           416     26.6%
Research and development expenses, net           179    2.5%           121    1.6%           (58)  (32.4)%
Selling, general,  administrative expenses     1,584   22.2%         2,197   28.6%           613     38.7%
Operating loss                                  (198) (2.8)%         (337)  (4.4)%          (139)    70.2%

Corporate
Selling, general, administrative expenses        518                   473                   (45)   (8.7)%

Combined
Sales                                         27,944                35,732                 7,788     27.9%
Gross profit                                   7,912   28.3%         9,933   27.8%         2,021     25.5%
Research and development expenses, net           574    2.1%           835    2.3%           261     45.5%
Selling, general, administrative expenses      3,425   12.3%         4,454   12.5%         1,029     30.0%
Operating income                               3,913   14.0%         4,644   13.0%           731     18.7%
Net income                                       652    2.3%           773    2.2%           121     18.6%

    Sales. The increase in Semiconductor Segment sales was primarily due to increased shipments, (accounting for approximately 96.6% of the increase) made possible by increased manufacturing capacity and by the realization of higher average wafer sales prices. The increase in Computer Segment sales was primarily due to increased sales from the Segment's Israeli operations.

    Gross Profit. The decrease in the gross profit margin in the Semiconductor Segment was due to manufacturing yield problems from a specialized process during the first quarter of 1996. The increase in gross profit margin of the Computer Segment was entirely attributable to the Company's Israeli operations, and resulted from increased higher margin fixed price projects.


    Research and Development Expenses. The increase in research and development expenses (net of government grants) in the Semiconductor Segment reflected higher process development expenses related to the implementation of Tower's technology advancement plan. The decrease in research and development expenses (net of government grants) in the Computer Segment was primarily attributable to a concentration on development efforts of the Professional Help Desk ("PHD") and Electric Power Supply Management System ("EPSM") projects (the costs related to which are included in capitalized software), and a reduction in expenditures on new projects.

    Selling, General and Administrative Expenses ("SG&A"). The increase in Computer Segment SG&A as a percentage of segment sales was attributable to increased marketing efforts in anticipation of future sales, particularly for the PHD product.

    Operating Income. The increased operating losses in the Computer Segment were attributable to the increased SG&A described above, in anticipation of future sales.

    Financial Income and Expense. The entire increase in financial income was attributable to the monetary balances in Tower, primarily due to its public offering in July 1995.

Financial Condition

    As of March 31, 1996 DSSI and its wholly-owned subsidiaries had working capital of $12.8 million including cash and cash equivalents of $1.8 million and marketable securities and short term bank deposits of $9.5 million.

    As of March 31, 1996, DSI had working capital of $3.7 million, including short term bank deposits and marketable securities of $1.5 million. Certain bank deposits serve as collateral for bank loans and guarantees.

    As of March 31, 1996 Tower had working capital of $120.8 million, including cash and cash equivalents of $15.9 million and marketable securities and short term bank deposits of $100.7 million. In the first quarter of 1996 Tower generated cash from operations of $12.5 million and received grants from The Investment Center of the Israel Ministry of Industry and Trade (under the "Approved Enterprise" program described below) of $6.7 million. During the first quarter of 1996, Tower used $25.3 million for the purchase of fixed assets, primarily in connection with implementing its capacity expansion plan described below. Tower financed the acquisitions, in part, with the use of amounts received in its public offering in July 1995.

    Tower's banks have agreed to make available to Tower, at its request, short term credits in the aggregate amount of $30 million, subject to certain covenants.

    Tower is in the process of implementing capacity expansion and technology advancement plans for 1996 and 1997. Tower currently plans to increase its monthly wafer start capacity at its existing facility to approximately 20,000 by the end of 1996 and 23,000 by the end of 1997. At the same time, Tower intends to advance the process technologies used for the manufacture of semiconductor products for its customers, ramping up Tower's 0.6 micron process to volume production in 1996 and introducing Tower's 0.5 micron process technology in 1997.

    Tower estimates that the aggregate cost for implementing its capacity expansion and technology advancement plans contemplated by its current expansion will be between $220 million and $250 million. The Investment Center has agreed to fund, in the form of additional "Approved Enterprise" grants up to $81.6 million (34% of up to $240 million) of Tower's expenditures for building and equipment related to these plans. Tower believes that this amount (of which approximately $35 million had been spent through March 31, 1996) will be sufficient to implement its capacity expansion and technology advancement plans. Tower plans to finance the remainder of this amount from cash-on-hand, cash from operations and short-term borrowings. Receipt of grants under Tower's "Approved Enterprise" program is subject to various conditions. If Tower fails to obtain the full amount of grants that it anticipates receiving from The Investment Center (whether due to failure to satisfy any condition or otherwise), the cost to Tower of implementing its expansion plans will be higher, Towers profitability will be lower and Tower may require significant additional financing to implement such plans. The grants and tax benefits derived from Towers "Approved Enterprise" status are conditioned upon fulfillment of the conditions stipulated by the Investment Law. In the event of a failure by Tower to comply with these conditions and criteria, the grants and tax benefits could be canceled, in whole or in part, and Tower would be required to refund the amount of the canceled benefits, adjusted for inflation and interest. Management believes that Tower has operated and will continue to operate in compliance with all the "Approved Enterprise" conditions and criteria applicable to it, although there can be no assurance of this, and that the possibility that it will be required to refund grants or tax benefits that it derives from its "Approved Enterprise" status is remote.

    Tower has submitted to The Investment Center a request for the grant of 34% of up to $1 billion to construct a new 8" wafer fabrication facility adjacent to Towers current facility. The application has not yet been acted upon. While Tower has conducted certain preliminary design work related to the contemplated new facility, no decision has been made to proceed with its construction.

Impact of Inflation and Currency Fluctuations

    Approximately 90% of the Company's sales are denominated in dollars. The remaining portion is primarily denominated in New Israel Shekels ("NIS") that are linked to the dollar. Such sales transactions are negotiated in dollars but, for the convenience of the customer, are settled in NIS. These transaction amounts are linked to the dollar for the period between the date the transactions are entered into and the date they are effected and billed. Subsequent thereto, through the date of settlement, amounts are primarily unlinked. The majority of the Company's expenses in the first quarter of 1996 were in dollars or dollar-linked NIS and virtually all the remaining expenses were in NIS. The dollar cost of the Company's operations in Israel is influenced by the timing of, and the extent to which, any increase in the rate of inflation in Israel over the rate of inflation in the United States is not offset by the devaluation of the NIS in relation to the dollar. During the year ending

December 31, 1995 the NIS was devalued against the dollar by approximately 3.9% while the consumer price index in Israel increased by 8.1%. During the first quarter of 1995 and the first quarter of 1996, the dollar declined against the NIS by approximately 1.7% and 0.8%, respectively, while the consumer price index in Israel increased by 0.24%, and 2.8%, respectively. The Company believes that the rate of inflation in Israel has had a minor effect on its business to date. However, the Company's dollar costs in Israel will increase if inflation in Israel continues, as in the past years, to exceed the devaluation of the NIS against the dollar or if the timing of such devaluation lags behind inflation in Israel.

    Tower has commitments outstanding in Japanese Yen incurred for certain capital equipment expenditures. Tower purchases forward exchange contracts to reduce its financial exposure to fluctuation in the Japanese Yen/US dollar exchange rate resulting from such commitments. The Company does not engage in any other hedging activities.

    As of March 31, 1996, virtually all of the Company's monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS, and the net amount of such monetary assets and liabilities was not material. In the event that in the future the Company has material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

Recent Developments

    In March 1996, Tower experienced lower than expected manufacturing yields using a specialized advanced process, negatively impacting results for the first quarter of 1996. At the same time, Tower modified its capacity expansion plan for 1996 and 1997, lowering its 6" monthly wafer target for the end of 1996 to 20,000 from the previously planned 22,000 and its target for the end of 1997 to 23,000 from the previously planned 27,000, with the capital expenditures for 1996 expected to be the same as previously planned. Tower also made certain other changes to its plans for 1996 and 1997, with increased allocation of resources to R&D associated with Tower's technology advancement plan as well as to improvements in infrastructure and operating procedures.

    During the first part of 1996, there appeared to be a downturn in a number of the end-product markets for Tower's products, particularly personal computers and peripherals, as well as indications of a downturn in the market cycle for semiconductor projects generally. Tower has also experienced some softening in orders from its customers which it expects to affect future shipments.

    Market downturns in the semiconductor market often result in production overcapacity and accelerated erosion of sales prices for semiconductor products, particularly for more mature technologies. There is no assurance that Tower's business and profitability, and the profitability of the Company, will not be adversely affected by cyclical downturns in the semiconductor market and/or end product markets.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                          PART II - Other information

Item 6:    Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit 11.1 - Calculation of  Primary Earnings Per Common Share

           Exhibit 27.1 - Financial Data Schedule

      (b) Reports on Form 8-K - The Company filed a Current Report on Form 8-K (Items 5 and 7) on March 27, 1996, regarding the adoption of a stockholder rights plan. No financial statements were included with such report.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.

                                      DATA SYSTEMS AND SOFTWARE INC.

Dated: May 13, 1996
                                   By   /s/ Yacov Kaufman
                                     -----------------------------
                                           Yacov Kaufman
                                      Chief Financial Officer