Form 10-Q
period 1996-06-30
DATA SYSTEMS & SOFTWARE INC
filed 1996-08-14
CIK 880984

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996      COMMISSION FILE NO. 0-19771

            -------------------------------------------------------

                         DATA SYSTEMS & SOFTWARE INC.
              (Exact name of registrant as specified in charter)

               ------------------------------------------------

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

      Yes     /X/                                       No / /

  Number of shares outstanding of the registrant's common stock, as of August 14, 1996: 7,369,178

================================================================================

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES


                                     INDEX



Part I.    Financial Information

   Item 1. Financial Statements

           Consolidated Balance Sheets
             as of December 31, 1995 and June 30, 1996                       1

           Consolidated Statements of Income
             for the six month periods and three month periods ended
             June 30, 1995 and June 30, 1996                                 2

           Statement of Changes in Shareholders' Equity
             for the six month period ended June 30, 1996                    3

           Consolidated Statements of Cash Flows
             for the  six month periods ended
             June 30, 1995 and June 30, 1996                                 4

           Schedules to Consolidated Statements of Cash Flows
             for the  six month periods ended
             June 30, 1995 and June 30, 1996                                 5

           Notes to Consolidated Financial Statements                        6

   Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   8

Part II.   Other Information

   Item 1. Legal Proceedings                                                13

   Item 6. Exhibits and Reports on Form 8-K                                 14

           Signatures                                                       15

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                December 31,  June 30,
                                                                ------------  --------
                                                                   1995         1996
                                                                ------------  --------
                                                                             (unaudited)
                                   ASSETS                                ($ 000)
Current assets:
      Cash and cash equivalents                                    $25,959      $26,812
      Short-term interest bearing bank deposits                     26,991       30,465
      Marketable debt securities                                    83,965       61,731
      Restricted cash                                                1,366        1,386
      Accounts receivable - trade                                   21,040       19,434
      Other receivables                                             18,876       14,047
      Inventory                                                     13,629       16,561
      Other current assets                                           2,415        4,005
                                                                  --------     --------
          Total current assets                                     194,241      174,441
                                                                  --------     --------
Investments                                                          1,542        2,113
                                                                  --------     --------
Property and equipment, net of accumulated depreciation
  of $14,726 and $21,512 at December 31, 1995
  and June 30, 1996, respectively                                   71,889       99,388
                                                                  --------     --------

Other assets:
      Capitalized software development costs, net                    4,425        5,169
      Intangible assets, primarily goodwill                            843          691
      Other                                                          2,437        2,862
                                                                  --------     --------
                                                                     7,705        8,722
                                                                  --------     --------
          Total assets                                            $275,377     $284,664
                                                                  ========     ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term debt - banks and others                            $4,878       $3,504
      Current maturities of long-term liabilities                   11,493       12,291
      Accounts payable - trade                                      25,300       28,170
      Accrued payroll, payroll taxes, and social benefits            6,962        7,496
      Other current liabilities                                      3,758        1,881
                                                                   --------     --------
          Total current liabilities                                 52,391       53,342
                                                                   --------     --------


Long-term liabilities:
      Long-term debt, net of current maturities                     12,355       12,290
      Long-term liability in respect of customer advances           10,144        8,942
      Foreign deferred taxes                                         1,812        3,634
      Other                                                          1,191        1,450
                                                                  --------     --------
          Total long-term liabilities                               25,502       26,316
                                                                  --------     --------

Minority interests                                                 129,730      135,978
                                                                  --------     --------

Shareholders' equity:
      Common stock - $.01 par value per share:
        Authorized 20,000,000 shares;
        Issued - 7,590,665 and 7,708,540 shares at
          December 31, 1995 and June 30, 1996, respectively             75           77
      Additional paid-in capital                                    33,742       33,899
      Retained earnings                                             35,785       36,900
                                                                  --------     --------
                                                                    69,602       70,876
      Treasury stock, at cost - 339,362 shares at
        December 31, 1995 and June 30, 1996                         (1,848)      (1,848)
                                                                  --------     --------
          Total shareholders' equity                                67,754       69,028
                                                                  --------     --------
          Total liabilities and shareholders' equity              $275,377     $284,664
                                                                  ========     =========


  The accompanying notes are an integral part of these financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 Consolidated Statements of Income (unaudited)

                                            Six months ended    Three months ended
                                                 June 30,             June 30,
                                            ----------------     -----------------
                                              1995      1996       1995         1996
                                            -------    ------     ------       ------
                                            ($000, except per share amounts)

Sales:
  Products                                  $49,498   $63,056      $26,130      $32,454
  Services                                    9,546     9,387        4,970        4,257
                                            -------   -------      -------      -------
                                             59,044    72,443       31,100       36,711
                                            -------   -------      -------      -------

Cost of sales:
  Products                                   34,654    47,519       18,019       25,479
  Services                                    7,023     7,095        3,626        3,336
                                             ------   -------      -------      -------
                                             41,677    54,614       21,645       28,815
                                             ------   -------      -------      -------

      Gross profit                           17,367    17,829        9,455        7,896
Research and development expenses, net        1,166     1,728          592          893
Selling, general and administrative
   expenses                                   7,506     9,080        4,081        4,626
                                             ------   -------      -------      -------

      Operating income                        8,695     7,021        4,782        2,377
Financial income                              1,450     3,708          812        1,579
Financial expense                              (966)   (1,723)        (527)        (759)
Other income, net                                28        29           19           12
                                             ------   -------      -------       ------

      Income before taxes on income           9,207     9,035        5,086        3,209
Taxes on income                               1,878     1,650        1,022          489
                                            -------   -------      -------      -------

      Income after taxes on income            7,329     7,385        4,064        2,720
Minority interests                           (5,572)   (6,144)      (3,052)      (2,325)
Equity in affiliated companies                 (127)     (126)         (34)         (53)
                                            --------  --------     --------     -------


      Net income                             $1,630    $1,115         $978         $342
                                            =======    ======       ======      =======



Earnings per common and common
  equivalent share                            $0.24     $0.14        $0.14        $0.04
                                            =======   =======       ======      =======

Weighted average number of shares
  (in thousands)                              6,861     7,425        6,885        7,534
                                            =======   =======      =======      =======






  The accompanying notes are an integral part of these financial statements.

              DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

          Statement of Changes in Shareholders' Equity (unaudited)


                                   Number              Additional
                                   of         Common   paid-in   Treasury   Retained
                                   shares      stock   capital    stock     earnings       Total
                                  --------   -------  ---------  --------  ---------      -------
                                                ($ 000, except for share amounts)
Balance, January 1, 1996         7,590,665       $75   $33,742   ($1,848)     $35,785      $67,754

Common stock issued in
  restricted stock award           100,000         1       587       --          --            588

Unamortized restricted stock
  award compensation                 --           --      (535)      --          --           (535)

Common stock issued upon
  exercise of options               17,875         1       105       --          --            106

Net income                           --           --     --          --         1,115        1,115
                                 ---------      ----   -------   --------     -------      -------
Balance, June 30, 1996           7,708,540       $77   $33,899   ($1,848)     $36,900      $69,028
                                 =========      ====   =======   ========     =======      =======

  The accompanying notes are an integral part of these financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (unaudited)

                                                                                         Six months ended
                                                                                              June 30,
                                                                                      ------------------------
                                                                                         1995          1996
                                                                                      ----------    ----------
                                                                                               ($ 000)
Cash flows from operating activities:
      Net income                                                                          $1,630       $ 1,115
      Adjustments to reconcile net income to net cash provided
        by operating activities - see Schedule A                                           7,978        12,569
                                                                                      ----------    ----------
        Net cash provided by operating activities                                          9,608        13,684
                                                                                      ----------    ----------
Cash flows from (used in) investment activities:
      Short-term and long-term bank deposits, net                                          1,706        (3,446)
      Restricted cash, net                                                                   (47)          (97)
      Investment in marketable securities                                                (92,155)     (138,279)
      Proceeds from realization of marketable securities                                 114,992       162,445
      Acquisitions of property and equipment                                             (17,905)      (30,277)
      Proceeds from sale of property and equipment                                            39            39
      Proceeds from sale of shares in a non-affiliated company                               -              80
      Investments in capitalized software development costs, net                          (1,363)         (991)
      Investments in other assets                                                           (594)          (38)
      Loans to affiliated company                                                           (109)         (818)
      Net cash acquired in purchase of subsidiary - see Schedule B                           272           -
                                                                                      ----------    ----------
        Net cash provided by (used in) investment activities                               4,836       (11,382)
                                                                                      ----------    ----------
Cash flows used in financing activities:
      Purchase of treasury stock                                                          (1,281)          -
      Short-term debt, net                                                                 1,121        (1,297)
      Proceeds from long-term debt                                                         1,847           714
      Repayments of long-term debt                                                        (3,376)        (971)
      Proceeds from issuance of common stock                                                 741           105
      Costs of issuance of shares of subsidiary                                              (38)          -
                                                                                      ----------    ----------
        Net cash used in financing activities                                               (986)       (1,449)
                                                                                      ----------    ----------
Net increase in cash and cash equivalents                                                 13,458           853

Cash and cash equivalents at beginning of period                                           6,627        25,959
                                                                                      ----------    ----------
Cash and cash equivalents at end of period                                               $20,085       $26,812
                                                                                      ==========    ==========
Supplemental cash flow information:
  Cash paid during the period for:
      Interest                                                                              $763          $440

                                                                                      ==========    ==========
      Income taxes                                                                        $1,568        $1,685
                                                                                      ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

        Schedules to Consolidated Statements of Cash Flows (unaudited)

                                                                                         Six months ended
                                                                                              June 30,
                                                                                      ------------------------
                                                                                         1995          1996
                                                                                      ----------    ----------
                                                                                               ($ 000)

A.    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                    $ 3,720       $ 7,221
        Minority interests                                                                 5,572         6,144
        Earnings on marketable debt securities                                            (1,254)       (1,921)
        Deferred income taxes                                                                996         1,363
        Increase in liability for severance pay                                              603           270
        Equity in affilliated companies                                                      127           126
        Other                                                                                (79)          129
        Decrease (increase) in accounts receivable and  other current assets              (9,239)        4,876
        Decrease in liability in respect of customer advances, net                           -            (211)
        Increase in inventory                                                             (1,524)       (2,931)
        Increase (decrease) in accounts payable and other current liabilities              8,890        (2,486)
        Decrease (increase) in long-term receivables                                         166           (11)
                                                                                      ----------    ----------
                                                                                         $ 7,978       $12,569
                                                                                      ==========    ==========
B.    Net cash acquired on purchase of subsidiary:
        Company's shares issued upon acquisition of shares of
          subsidiaries consolidated for the first time                                   $ 1,134         -
        Working capital, net of cash                                                        (220)        -
        Property and equipment                                                               (78)        -
        Goodwill on acquisition                                                             (498)        -
        Other assets                                                                         (66)        -
                                                                                      ----------    ----------
                                                                                         $   272         -
                                                                                      ==========    ==========


  The accompanying notes are an integral part of these financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (unaudited)

Note 1:    Basis of Presentation

           In the opinion of the Company, all adjustments necessary for a fair presentation have been reflected herein. In addition to adjustments of a normal recurring nature, such adjustments included the write-down of certain plant design costs and inventory, which in the aggregate reduced net income by approximately $170,000 for the three months and six months ended June 30, 1996. Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2:    Inventory

           Inventory is made up as follows:

                                 December 31,     June 30,
                                 -----------      --------
                                     1995           1996
                                   -------        -------

                                          ($ ,000)
           Raw materials           $ 8,264        $11,037
           Work in process           4,774          4,736
           Finished goods              591            788
                                   -------        -------
                                   $13,629        $16,561
                                   -------        -------

Note 3:    Legal Proceedings

           On June 21, 1996, a suit was filed in United States District Court by a purported shareholder of Tower, against Tower and its Co-Chief Executive Officers. According to the complaint, the plaintiff purchased 200 of Tower's ordinary shares in May 1996 at $14 3/8 per share. The complaint seeks to certify a class of all persons who purchased or otherwise acquired Tower's ordinary shares between May 25, 1995 and June 10, 1996. The complaint alleges, on behalf of the class, that the defendants made misstatements and omissions regarding the relationship between Tower and a major customer and Tower's process development efforts in connection therewith, in violation of certain U.S. Federal securities laws. Similar actions have been commenced on behalf of other purported shareholders in the United States District Court for the District of New Jersey and the Southern District of New York against Tower and its Co-Chief Executive Officers. The Southern District of New York action also names the Company and the Chairman of the Board of Tower as defendants.

           As of the date of these financial statements, neither Tower nor any of the other defendants have been served with process in connection with any of the above actions, no class has been certified and the defendants' time to answer or otherwise respond to the complaints has not begun to run.

           Management believes the claims against Tower and the other defendants to be without merit and intends to vigorously defend against them.

Note 4:    Recent Developments

           During the first half of 1996, there has been a general downturn in the market for semiconductor products. Commencing in the second quarter of 1996, Tower has experienced reductions in orders from customers and downward pressures on prices from both current and potential customers.

           In June 1996 Tower announced that it and a major customer had mutually agreed on the terms for terminating the agreement for the purchase by such major customer of wafers from Tower. Sales to the such customer accounted for 7.9% and 13.6% of sales for the six months ended June 30, 1995 and 1996, respectively.

           As a result of the developments described above, Tower is operating its manufacturing facility significantly below capacity.

           In July 1996 Tower reduced its work-force by approximately 120 employees, or 16%. Tower's obligations for employee termination benefits to such employees are fully covered by deposits previously made by Tower into recognized severance and pension funds, by insurance policies purchased, or by amounts previously accrued. Accordingly, any additional costs related to the aforementioned work-force reductions are not expected to be material.

           Tower has filed a request with the Investment Center of the State of Israel for the approval of a new $990 million Approved Enterprise program for the expansion of Tower's manufacturing capacity by the construction of a new plant adjacent to its current facility. The Investment Center has not taken action with respect to the application, other than to notify the Tower that no funds were available in the Investment Center's budget for 1996 to fund the plan, if and when approved. In July 1996, the Israeli government proposed certain changes to its Approved Enterprise program which, if adopted, would result in a reduction in the grant payable under new Approved Enterprise programs, including a change in the rate of grants applicable to the municipality in which Tower's facility is located. The financial statements reflect the write-down during the three months ended June 30, 1996 of certain design costs associated with the specific location of the proposed new facility.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

General

    The Company conducts its business through two business segments:
Computer Software Services and Systems (the "Computer Segment") and Semiconductor Manufacturing (the "Semiconductor Segment").

Results of Operations

Three and Six Months Ended June 30, 1995 and 1996

The following tables set forth certain information with respect to the results of operations of the Company and its two business segments for the three months and six months ended June 30, 1995 and 1996, the percentage of total revenues during each period attributable to selected components of income statement data, and the period to period changes and percentage changes in such components.

                                  Three months ended June 30,                Change
                                  ---------------------------                ------
                                   1995                 1996               from 1995
                                   ----                 ----               ---------
                             Dollar    % of       Dollar     % of      Dollar

                             amount    sales      amount     sales     amount        %
                             ------    -----      ------     -----     ------      ------
Semiconductor segment:      ($,000)               ($,000)              ($,000)
- ---------------------
Sales                        23,948                28,488               4,540       19.0%
Gross profit                  7,630     31.9%       6,128     21.5%    (1,502)     -19.7%
R&D expenses, net               427      1.8%         779      2.7%       352       82.4%
SG&A expenses                 1,784      7.4%       2,385      8.4%       601       33.7%
Operating income              5,419     22.6%       2,964     10.4%    (2,455)     -45.3%

Computer segment:
- ----------------
Sales                         7,152                 8,223               1,071       15.0%
Gross profit                  1,825     25.5%       1,768     21.5%       (57)      -3.1%
R&D expenses, net               165      2.3%         114      1.4%       (51)     -30.9%
SG&A expenses                 1,882     26.3%       2,020     24.6%       138        7.3%
Operating income               (222)    -3.1%        (366)    -4.5%      (144)      64.9%

Corporate:
- ---------
SG&A expenses                   415                   221                (194)     -46.7%

Combined:
- --------
Sales                        31,100                36,711               5,611       18.0%
Gross profit                  9,455     30.4%       7,896     21.5%    (1,559)     -16.5%
R&D expenses, net               592      1.9%         893      2.4%       301       50.8%
SG&A expenses                 4,081     13.1%       4,626     12.6%       545       13.4%
Operating income              4,782     15.4%       2,377      6.5%    (2,405)     -50.3%
Net income                      978      3.1%         342      0.9%      (636)     -65.0%

                                   Six months ended June 30,                Change
                                   -------------------------                ------
                                   1995                 1996               from 1995
                                   ----                 ----               ---------
                             Dollar    % of       Dollar     % of      Dollar
                             amount    sales      amount     sales     amount        %
                             ------    -----      ------     -----     ------      ------
                            ($,000)               ($,000)              ($,000)
Semiconductor segment:
- ---------------------
Sales                        44,748                56,550              11,802       26.4%
Gross profit                 13,977     31.2%      14,079     24.9%       102        0.7%
R&D expenses, net               821      1.8%       1,493      2.6%       672       81.9%
SG&A expenses                 3,107      6.9%       4,170      7.4%     1,063       34.2%

Operating income             10,049     22.5%       8,416     14.9%    (1,633)     -16.3%

Computer segment:
- ----------------
Sales                        14,296                15,893               1,597       11.2%
Gross profit                  3,390     23.7%       3,750     23.6%       360       10.6%
R&D expenses, net               345      2.4%         235      1.5%      (110)     -31.9%
SG&A expenses                 3,466     24.2%       4,217     26.5%       751       21.7%
Operating income               (421)    -2.9%        (702)    -4.4%      (281)      66.7%

Corporate:
- ---------
SG&A expenses                   933                   693                (240)     -25.7%

Combined:
- ---------
Sales                        59,044                72,443              13,399       22.7%
Gross profit                 17,367     29.4%      17,829     24.6%       462        2.7%
R&D expenses, net             1,166      2.0%       1,728      2.4%       562       48.2%
SG&A expenses                 7,506     12.7%       9,080     12.5%     1,574       21.0%
Operating income              8,695     14.7%       7,021      9.7%    (1,674)     -19.3%
Net income                    1,630      2.8%       1,115      1.5%      (515)     -31.6%

    Sales. The increase in Semiconductor Segment sales in the second quarter of 1996 as compared to the same period in 1995 was primarily due to an increase in shipments of 23.4%, partially offset by a decrease of approximately 3.6% in the average selling price. The increase in Computer Segment sales in the second quarter of 1996 as compared to the same period in 1995 was primarily due to increased sales from the Segment's United States operations.

    The increase in Semiconductor Segment sales in the first six months of 1996 as compared to the first six months of 1995 was primarily due to an increase in shipments of 28.3%, partially offset by a decrease of 1.3% in the average selling price. The increase in Computer Segment sales in the six month ended June 30, 1996 as compared to the same period in 1995 was a result of increases in both the Israeli and United States operations.

    Gross Profit. The decrease in gross profit as a percentage of Semiconductor Segment sales for the three months ended June 30, 1996 as compared to the same period in 1995 was primarily attributable to the impact of increased direct costs associated with the expansion of the Company's manufacturing capacity and the operation of the plant below capacity during the 1996 period. The decrease in gross profit margin during the six months ended June 30, 1996 as compared to the same period in 1995, was attributable to the factors referred to in the foregoing sentence as well as to manufacturing yield problems from a specialized process during the first quarter of 1996. The decrease in the gross profit of the Computer Segment stemmed primarily from the Israel operations and was attributable to higher costs related to fixed price projects, as well as increased direct labor costs.

    Research and Development Expenses. The increase in research and development expenses (net of government grants) in the Semiconductor Segment reflected higher process development expenses related to the implementation of Tower's technology advancement plan. The decrease in research and development expenses (net of government grants) in the Computer Segment was primarily attributable to concentrating development efforts on the Professional Help Desk and Electric Power Supply Management System projects (the costs related to which are included in capitalized software), while reducing expenditures on new projects.

    Selling, General and Administrative Expenses ("SG&A"). The increase in SG&A in the Semiconductor Segment was primarily attributable to a write-down of certain accumulated costs related to the specific location of a new manufacturing facility being contemplated by Tower.

    Operating Income. The decrease in operating income was attributable to decreased gross profit in the second quarter of 1996, and the increased research and development expenses in the Semiconductor segment and increased SG&A described above.

    Financial Income and Expense. The increase in financial income was primarily attributable to increased monetary balances in Tower, primarily as a result of its public offering in July 1995.


Financial Condition

    As of June 30, 1996 DSSI and its wholly-owned subsidiaries had working capital of $11.7 million including cash and cash equivalents of $1.9 million and marketable securities and short term bank deposits of $7.2 million.

    As of June 30, 1996, DSI had working capital of $3.9 million, including cash and cash equivalents of $550,000 and marketable securities and short term bank deposits of $1.1 million. Certain DSI bank deposits serve as collateral for bank loans and guarantees.

    As of June 30, 1996 Tower had working capital of $105.5 million, including cash and cash equivalents of $24.4 million and marketable securities and short term bank deposits of $83.9 million. In the first six months of 1996 Tower generated cash from operations of $18.2 million and received grants from The Investment Center of the Israel Ministry of Industry and Trade (under the "Approved Enterprise" program described below) of $20.7 million. During the first six months of 1996, Tower used $50.9 million for the purchase of fixed assets, primarily in connection with implementing its expansion and technology advancement plans.

    The decrease in marketable securities since December 31, 1995 is attributable to the purchase by Tower of equipment related to its expansion and technology advancement plan.

    Tower's banks have agreed to make available to Tower, at its request, short-term credits in the aggregate amount of $30 million, subject to certain covenants.

Impact of Inflation and Currency Fluctuations

    Approximately 90% of the Company's sales are denominated in dollars. The remaining portion is primarily denominated in New Israel Shekels ("NIS") that are linked to the dollar. Such sales transactions are negotiated in dollars but, for the convenience of the customer, are settled in NIS. These transaction amounts are linked to the dollar for the period between the date the transactions are entered into and the date they are effected and billed. Subsequent thereto, through the date of settlement, amounts are primarily unlinked. The majority of the Company's expenses in the first six months of 1996 were in dollars or dollar-linked NIS and virtually all the remaining expenses were in NIS. The dollar cost of the Company's operations in Israel is influenced by the timing of, and the extent to which, any increase in the rate of inflation in Israel over the rate of inflation in the United States is not offset by the devaluation of the NIS in relation to the dollar. The Company believes that the rate of inflation in Israel has had a minor effect on its business to date. However, the Company's dollar costs in Israel will increase if inflation in Israel continues, as in the past years, to exceed the devaluation of the NIS against the dollar or if the timing of such devaluation lags behind inflation in Israel.

    Tower has commitments outstanding in Japanese Yen incurred for certain capital equipment expenditures. Tower purchases forward exchange contracts to reduce its financial exposure to fluctuation in the Japanese Yen/US dollar exchange rate resulting from such commitments. The Company does not engage in any other hedging activities.

    As of June 30, 1996, virtually all of the Company's monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS, and the net amount of such monetary assets and liabilities was not material. In the event that in the future the Company has material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.


Recent Developments

    In March 1996, the Tower experienced lower than expected manufacturing yields form one of its specialized, advanced processes, negatively impacting results for the first quarter of 1996. As a result, Tower modified its plans for 1996 and 1997, scaling back its capacity expansion plan and increasing the resources allocated to Tower's technology advancement plan, as well as to improvements in infrastructure and operating procedures.

    In June 1996, Tower announced that Tower and Hewlett-Packard had mutually agreed on the terms for ending the agreement for the purchase by Hewlett-Packard of wafers from Tower. Sales to Hewlett-Packard accounted for 7.9% and 13.6% of Tower's sales in the six months ended June 30, 1995 and 1996, respectively.

    During the first half of 1996 there was a downturn in the market for semiconductor products generally. Commencing in the second quarter of 1996, Tower experienced (i) reductions in orders from its customers, including significant reduction in orders from a customer (other than Hewlett-Packard) which accounted for 9% of sales in 1995, and (ii) downward pressures on prices from both current and potential new customers.

    In July 1996 Tower reduced its work-force by approximately 120 employees or 16%. Tower's obligations for employee termination benefits to such employees are fully covered by deposits previously made by Tower into recognized severance and pension funds, by insurance policies purchased, or by amounts previously accrued. Accordingly, any additional costs related to the aforementioned work-force reductions are not expected to be material.

    As a result of (i) the end of the agreement with Hewlett-Packard,
(ii) the reduction in orders from Tower's customers and (iii) the prevailing weakness in the demand for semiconductor products generally, Tower is currently operating its manufacturing facility substantially below capacity. Tower may not be able to maintain profitable operations at its current capacity utilization levels. Although Tower is attempting to add new customers and obtain additional orders from current customers, there is no assurance that Tower will succeed in attracting additional orders from new or existing customers in the near future, if at all.

    In light of the fact that Tower is currently operating significantly below capacity and the current weakness of demand in the semiconductor market, Tower does not currently intend to significantly increase the overall capacity of its facility. Tower intends, however, to continue to make significant expenditures during the remainder of 1996 to fund its process technology advancement program and to purchase equipment to increase Tower's capacity to manufacture wafers using its current 0.6 micron process and the advanced processes currently under development by Tower.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                          PART II - Other information


Item 1:    Legal Proceedings


    On June 21, 1996, a putative class action suit was filed in United States District Court for the Eastern District of New York by Moshe Balsam, a purported shareholder of Tower, against Tower and its Co-Chief Executive Officers. According to the complaint, the plaintiff purchased 200 of Tower's ordinary shares in May 1996 at $14 3/8 per share. The complaint seeks to certify a class of all persons who purchased or otherwise acquired Tower's ordinary shares between May 25, 1995 and June 10, 1996. The complaint alleges, on behalf of the class, that in violation of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, the defendants made misstatements and omissions regarding the relationship between Tower and Hewlett-Packard Company and Tower's process development efforts in connection therewith. Similar actions have been commenced on behalf of other purported shareholders in the United States District Court for the District of New Jersey and the Southern District of New York against Tower and its Co-Chief Executive Officers. The Southern District of New York action also names the Company and the Chairman of the Board of Tower as defendants.

    To date, neither Tower nor any of the other defendants have been served with process in connection with any of the above actions, no class has been certified and the defendants' time to answer or otherwise respond to the complaints has not begun to run.

    Management believes the claims against Tower and the other defendants to be without merit and intends to vigorously defend against them.

    Other than as set forth above, the Company is not involved in any legal proceedings that management believes, individually or in the aggregate, may have a material adverse effect on the Company.

Item 6:    Exhibits and Reports on Form 8-K

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


                                        DATA SYSTEMS & SOFTWARE INC.

Dated:   August 14, 1996

                                     By        /s/ Yacov Kaufman
                                        ------------------------------
                                                 Yacov Kaufman
                                            Chief Financial Officer