Form 10-Q
period 1996-09-30
DATA SYSTEMS & SOFTWARE INC
filed 1996-11-14
CIK 880984

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                          COMMISSION FILE NO. 0-19771


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

                                Yes X   No ___

Number of shares outstanding of the registrant's common stock, as of November 11, 1996: 7,369,178

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                                     INDEX

Part I. Financial Information
        Item 1. Financial Statements
        Consolidated Balance Sheets
                as of December 31, 1995 and September 30, 1996               1
        Consolidated Statements of Income
                for the nine month periods and three month periods ended
                September 30, 1995 and September 30, 1996                    2
        Statement of Changes in Shareholders' Equity
                for the nine month period ended September 30, 1996           3
        Consolidated Statements of Cash Flows
                for the  nine month periods ended
                September 30, 1995 and September 30, 1996                    4
        Schedules to Consolidated Statements of Cash Flows
                for the nine month periods ended
                September 30, 1995 and September 30, 1996                    5
                Notes to Consolidated Financial Statements                   6
        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                8
Part II.        Other Information
        Item 1. Legal Proceedings                                           12
        Item 4. Submission of Matters to a Vote of Security Holders         12
        Item 6. Exhibits and Reports on Form 8-K                            12
                Signatures                                                  13

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                             December 31,     September 30,
                                                                             -----------      ------------
                                                                                1995              1996
                                                                             -----------      -----------
                                                                                              (unaudited)
                                    ASSETS                                              ($ 000)
Current assets:
          Cash and cash equivalents                                          $    25,959      $    18,918
          Short-term interest bearing bank deposits                               26,991           28,711
          Marketable debt securities                                              83,965           56,802
          Restricted cash                                                          1,366            1,395
          Accounts receivable -  trade                                            21,040           15,545
          Other receivables                                                       18,876           16,523
          Inventory                                                               13,629           14,986
          Other current assets                                                     2,415            3,317
                                                                             -----------      -----------
                 Total current assets                                            194,241          156,197
                                                                             -----------      -----------

Investments                                                                        1,414              928
                                                                             -----------      -----------

Property and equipment, net of accumulated depreciation of $14,726
   and $25,222 at December 31, 1995 and September 30, 1996, respectively          71,889          107,385
                                                                             -----------      -----------

Other assets:
          Capitalized software development costs, net                              4,425            5,286
          Intangible assets, primarily goodwill                                      843              508
          Note receivable                                                           --              2,000
          Loans to affiliated companies                                              349            1,742
          Other                                                                    2,216            2,225
                                                                             -----------      -----------
                                                                                   7,833           11,761
                                                                             -----------      -----------
                 Total assets                                                $   275,377      $   276,271
                                                                             ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
          Short-term debt - banks and others                                 $     4,878      $     1,881
          Current maturities of long-term liabilities                             11,493           10,023
          Accounts payable - trade                                                25,300           22,364
          Accrued payroll, payroll taxes, and social benefits                      6,962            5,297
          Other current liabilities                                                3,758            4,397
                                                                             -----------      -----------

                 Total current liabilities                                        52,391           43,962
                                                                             -----------      -----------

Long-term liabilities:
          Long-term debt, net of current maturities                               12,355           12,245
          Long-term liability in respect of customer advances                     10,144            9,920
          Foreign deferred taxes                                                   1,812            4,204
          Other                                                                    1,191            1,387
                                                                             -----------      -----------
                 Total long-term liabilities                                      25,502           27,756
                                                                             -----------      -----------

Minority interests                                                               129,730          136,700
                                                                             -----------      -----------

Shareholders' equity:
          Common stock - $.01 par value per share:
              Authorized 20,000,000 shares;
              Issued - 7,590,665 and 7,708,540 shares at
                 December 31, 1995 and September 30, 1996, respectively               75               77
          Additional paid-in capital                                              33,742           33,948
          Retained earnings                                                       35,785           35,676
                                                                             -----------      -----------
                                                                                  69,602           69,701
          Treasury stock, at cost - 339,362 shares at December 31, 1995
              and September 30, 1996                                              (1,848)          (1,848)
                                                                             -----------      -----------
                 Total shareholders' equity                                       67,754           67,853
                                                                             -----------      -----------
                 Total liabilities and shareholders' equity                  $   275,377      $   276,271
                                                                             ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 Consolidated Statements of Income (unaudited)

                                                                  Nine months ended               Three months ended
                                                                    September 30,                    September 30,
                                                           ----------------------------      ----------------------------
                                                               1995            1996             1995             1996
                                                           -----------      -----------      -----------      -----------
                                                                          ($000, except per share amounts)
Sales:
   Products                                                $    78,037      $    87,630      $    28,539      $    24,574
   Services                                                     14,772           13,515            5,226            4,128
                                                           -----------      -----------      -----------      -----------
                                                                92,809          101,145           33,765           28,702
                                                           -----------      -----------      -----------      -----------

Cost of sales:
   Products                                                     54,382           68,263           19,728           20,744
   Services                                                     11,101           10,503            4,079            3,408
                                                           -----------      -----------      -----------      -----------
                                                                65,483           78,766           23,807           24,152
                                                           -----------      -----------      -----------      -----------
                                                                                             -----------      -----------

          Gross profit                                          27,326           22,379            9,958            4,550
Research and development expenses, net                           1,775            3,263              609            1,535
Selling, general and administrative expenses                    11,886           13,272            4,380            4,192
                                                           -----------      -----------      -----------      -----------

          Operating income (loss)                               13,665            5,844            4,969           (1,177)
Financial income                                                 3,551            5,055            4,033            1,347
Financial expense                                               (1,724)          (2,383)          (2,690)            (660)
Gain on changes in ownership interests in subsidiaries          26,339             --             26,303             --
Other income, net                                                   17            1,869               25            1,840
                                                           -----------      -----------      -----------      -----------

          Income before taxes on income                         41,848           10,385           32,640            1,350
Taxes on income                                                  2,977            3,084            1,099            1,434
                                                           -----------      -----------      -----------      -----------

          Income (loss) after taxes on income                   38,871            7,301           31,541              (84)
Minority interests                                             (20,463)          (6,868)         (14,891)            (724)
Equity in affiliated companies                                    (147)            (542)             (20)            (416)
                                                           -----------      -----------      -----------      -----------


          Net income (loss)                                $    18,261      ($      109)     $    16,630      ($    1,224)
                                                           ===========      ===========      ===========      ===========



Earnings (loss) per common and common
   equivalent share                                        $      2.55      ($     0.01)     $      2.17      ($     0.17)
                                                           ===========      ===========      ===========      ===========


Weighted average number of shares (in thousands)                 7,165            7,364            7,675            7,373
                                                           ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

            Statement of Changes in Shareholders' Equity (unaudited)

                                   Number                   Additional
                                     of          Common       paid-in       Treasury       Retained
                                   shares         stock       capital         stock        earnings         Total
                                 ---------     ---------     ---------      ---------      ---------      ---------
                                                        ($ 000, except for share amounts)
Balance, January 1, 1996         7,590,665     $      75     $  33,742      ($  1,848)     $  35,785      $  67,754

Common stock issued in
   restricted stock award          100,000             1           587           --             --              588

Unamortized restricted stock
   award compensation                 --            --            (486)          --             --             (486)

Common stock issued upon
   exercise of options              17,875             1           105           --             --              106

Net loss                              --            --            --             --             (109)          (109)
                                 ---------     ---------     ---------      ---------      ---------      ---------

Balance, September 30, 1996      7,708,540     $      77     $  33,948      ($  1,848)     $  35,676      $  67,853
                                 =========     =========     =========      =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (unaudited)

                                                                                                       Nine months ended
                                                                                                         September 30,
                                                                                                  ----------------------------
                                                                                                     1995             1996
                                                                                                  -----------      -----------
                                                                                                            ($ 000)
Cash flows from operating activities:
          Net income (loss)                                                                       $    18,261      ($      109)
          Adjustments to reconcile net income (loss) to net cash provided
              by operating activities - see Schedule A                                                  2,891           18,072
                                                                                                  -----------      -----------

              Net cash provided by operating activities                                                21,152           17,963
                                                                                                  -----------      -----------

Cash flows used in investment activities:
          Short-term and long-term bank deposits, net                                                   2,127           (1,678)
          Restricted cash, net                                                                            (55)             (97)
          Investment in marketable securities                                                        (224,949)        (152,148)
          Proceeds from realization of marketable securities                                          167,909          181,312
          Acquisitions of property and equipment                                                      (33,391)         (46,929)
          Proceeds from sale of property and equipment                                                     39               39
          Proceeds from sale of shares in a non-affiliated company                                       --                 80
          Investments in capitalized software development costs, net                                   (1,927)          (1,655)
          Investments in other assets                                                                    (831)             (36)
          Loans to affiliated companies                                                                  (266)          (1,760)
          Net cash acquired (transferred) on purchase (sale) of subsidiaries - see Schedule B             272             (130)
                                                                                                  -----------      -----------

              Net cash used in investment activities                                                  (91,072)         (23,002)
                                                                                                  -----------      -----------

Cash flows from (used in) financing activities:
          Net proceeds from public offering of securities of subsidiary                                87,965             --
          Proceeds from issuance of common stock                                                        2,240              106
          Purchase of treasury stock                                                                   (1,281)            --
          Short-term debt, net                                                                          1,166           (1,810)
          Customer advances - long-term                                                                 4,170             --
          Proceeds from long-term debt                                                                  2,048              714
          Repayments of long-term debt                                                                 (3,432)          (1,012)
                                                                                                  -----------      -----------

              Net cash provided by (used in) financing activities                                      92,876           (2,002)
                                                                                                  -----------      -----------


Net increase (decrease) in cash and cash equivalents                                                   22,956           (7,041)

Cash and cash equivalents at beginning of period                                                        6,627           25,959
                                                                                                  -----------      -----------

Cash and cash equivalents at end of period                                                        $    29,583      $    18,918
                                                                                                  ===========      ===========

Supplemental cash flow information:
 Cash paid during the period for:
          Interest                                                                                $       745      $       622
                                                                                                  ===========      ===========
          Income taxes                                                                            $     2,123      $     1,724
                                                                                                  ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

         Schedules to Consolidated Statements of Cash Flows (unaudited)

                                                                                          Nine months ended
                                                                                             September 30,
                                                                                    ----------------------------
                                                                                       1995             1996
                                                                                    -----------      -----------
                                                                                              ($ 000)

A.   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                             $     6,108      $    12,017
          Gain on changes in ownership interests in subsidiaries                        (26,339)            --
          Gain on sale of ownership interests in affiliated company                        --             (1,710)
          Minority interests                                                             20,463            6,868
          Earnings on marketable debt securities                                         (1,095)          (1,991)
          Deferred income taxes                                                             414            2,484
          Increase in liability for severance pay                                           572              322
          Equity in affilliated companies                                                   147              542
          Other                                                                             404              199
          Decrease (increase) in accounts receivable and  other current assets          (11,743)           6,067
          Increase in inventory                                                          (2,584)          (2,205)
          Increase (decrease) in accounts payable and other current liabilities          16,544           (3,038)
          Decrease in liability in respect of customer advances, net                       --             (1,483)
                                                                                    -----------      -----------

                                                                                    $     2,891      $    18,072
                                                                                    ===========      ===========

B.   Net cash acquired (transferred) on purchase (sale) of subsidiaries:
          Company's shares issued upon acquisition of shares of
              subsidiaries consolidated for the first time                          $     1,134             --
          Receivables assumed upon sale of subsidiary                                      --               (589)
          Investment recorded                                                              --                (23)
          Working capital, net of cash                                                     (220)             212
          Property and equipment                                                            (78)             260
          Goodwill on acquisition                                                          (498)             142
          Other assets                                                                      (66)            --
          Other liabilities                                                                --               (132)
                                                                                    -----------      -----------

                                                                                    $       272      ($      130)
                                                                                    ===========      ===========

C.   Non - cash activities:
          Issuance of common stock realted to business acquisitions                 $     1,134             --
                                                                                    ===========      ===========

          Receivables assumed upon the sale of a subsidiary                                --        $       589
                                                                                    ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements  (unaudited)
Note 1: Basis of Presentation

In the opinion of the Company, all adjustments necessary for a fair presentation have been reflected herein. In addition to adjustments of a normal recurring nature, such adjustments included the write-down of certain plant design costs and inventory, which in the aggregate reduced net income by approximately $170,000 during the second quarter of 1996. Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2: Inventory

Inventory is made up as follows:

                                     December 31,            September 30,
                                        1995                     1996
                                     -------------           -------------
                                                     ($,000)
Raw materials                          $  8,264                 $10,979
Work in process                           4,774                   3,676
Finished goods                              591                     331
                                       ---------               ---------
                                       $ 13,629                 $14,986
                                       =========               =========

Note 3: Legal Proceedings

Between June and September 1996, five suits were filed in the United States on behalf of a purported class of the shareholders of Tower, against Tower, its Co-chief Executive Officers, and its Chairman of the Board of Directors. Two of the actions were also brought against the Company. The complaints seek to certify a class of all persons who purchased or otherwise acquired Tower's ordinary shares between May 25, 1996 and June 10, 1996. The complaints allege, on behalf of the class, that the defendants made misstatements and omissions regarding (i) the relationship between Tower and a major customer and (ii) Tower's process development efforts in connection therewith, in violation of certain U.S. Federal securities laws. In November 1996, the court granted an order consolidating three of the actions and appointing lead plaintiffs and plaintiffs' counsel. Under the order, the plaintiffs are required to file an amended consolidated complaint before the end of 1996.

The Company believes the aforementioned suits to be without merit and intends to vigorously defend itself against them. Tower has indemnified the defendants, up to the limits permitted by the Israel Companies Ordinance, from any liability arising out of the actions. The Company believes that it has sufficient insurance to cover the costs of defense of the actions and of any adverse determination or settlement.

Note 4: Recent Developments

Semiconductor Segment
In June 1996, Tower announced that it and a major customer had mutually agreed on the terms for terminating the agreement for the purchase by the major customer of wafers from Tower. A formal agreement between the parties was signed in September 1996. Sales to the major customer accounted for 10%, 11%, 13% and 9% of the Semiconductor segments' sales for the nine months ended September 30, 1995 and 1996 and the three months ended September 30, 1995 and 1996, respectively.

During the first half of 1996 and continuing into the third quarter of 1996, there was a general downturn in the market for semiconductor products. Commencing in the second quarter of 1996, Tower experienced reductions in orders from customers and downward pressure on prices. As a result, Tower operated substantially below capacity during the third quarter of 1996.

In July 1996, Tower terminated the employment of approximately 120 employees. Tower's obligations for employee termination benefits were fully covered by regular deposits made by Tower into recognized severance and pension funds, by insurance policies purchased by Tower, and by the liability on the balance sheet in respect of such benefits. Accordingly, any additional costs related to the aforementioned termination of employment were not material.

Computer Segment
Effective July 1, 1996, the Company sold 95% of its interest in Atir Ltd. and ceased to consolidate the results of Atir subsequent to that date. The Company maintains a 5% interest which it reflects under the cost method. The sale had no material profit or loss effect.

Effective July 1, 1996, the Company's Decision Systems Israel Ltd. ("DSI") subsidiary sold its 50% interest in MIS Information Systems Holdings Ltd. to Geotek Technologies, Inc. ("Geotek"). DSI sold its interest in exchange for a $2 million unsecured note which bears interest at an annual rate of 8.25%, payable on or before July 1, 1998. The Company recorded a gain of approximately $1.7 million.



Note 5: Taxes on Income

Taxes on income for the three months ended September 30, 1996 include approximately $1.5 million in respect of a dividend to be distributed by the Company's Tower subsidiary in the fourth quarter of 1996.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

General

The Company conducts its business through two business segments: Computer Software Services and Systems (the "Computer Segment") and Semiconductor Manufacturing (the "Semiconductor Segment").

Results of Operations

Three and Nine Months Ended September 30, 1995 and 1996

The following tables set forth certain information with respect to the results of operations of the Company and its two business segments for the three months and nine months ended September 30, 1995 and 1996, the percentage of total revenues during each period attributable to selected components of income statement data, and the period to period changes and percentage changes in such components.

                                               Three months ended September 30,
                                 ------------------------------------------------------------                    Change
                                             1995                             1996                             from 1995
                                 -------------------------           -------------------------           ----------------------
                                  Dollar              % of           Dollar             % of             Dollar
                                 amount              sales           amount             sales            amount              %
                                 ------              -----           ------             -----            ------              -
                                ($,000)                              ($,000)                            ($,000)
Semiconductor segment:
Sales                             26,060                            19,575                              (6,485)          -24.9%
Gross profit                       8,377            32.1%            2,510              12.8%           (5,867)          -70.0%
R&D expenses, net                    489             1.9%              983               5.0%              494           101.0%
SG&A expenses                      1,719             6.6%            1,455               7.4%             (264)          -15.4%
Operating income                   6,170            23.7%               72               0.4%           (6,098)          -98.8%
Computer segment:
Sales                              7,705                             9,127                               1,422            18.5%
Gross profit                       1,581            20.5%            1,938              21.2%              357            22.6%

R&D expenses, net                    120             1.6%              552               6.0%              432           360.0%
SG&A expenses                      2,149            27.9%            2,179              23.9%               30             1.4%
Operating loss                      (689)           -8.9%             (793)             -8.7%             (104)           15.1%
Corporate:
SG&A expenses                        512                               456                                 (56)           -10.9%
Combined:
Sales                             33,765                            28,702                              (5,063)           -15.0%
Gross profit                       9,958            29.5%            4,448              15.5%           (5,510)           -55.3%
R&D expenses, net                    609             1.8%            1,535               5.3%              926            152.1%
SG&A expenses                      4,380            13.0%            4,090              14.2%             (290)            -6.6%
Operating income (loss)            4,969            14.7%           (1,177)             -4.1%           (6,146)          -123.7%
Net income (loss)                 16,630            49.3%           (1,224)             -4.3%          (17,854)          -107.4%

                                            Nine months ended September 30,
                                  -----------------------------------------------------                    Change
                                           1995                            1996                           from 1995
                                  ----------------------          ---------------------        ----------------------------
                                 Dollar            % of           Dollar         % of           Dollar
                                 amount            sales          amount         sales          amount                %
                                 ------            -----          ------         -----          ------                -
                                 ($,000)                         ($,000)                        ($,000)
Semiconductor segment:
Sales                             70,808                         76,125                          5,317               7.5%
Gross profit                      22,356          31.6%          16,589         21.8%           (5,767)            -25.8%
R&D expenses, net                  1,310           1.9%           2,476          3.3%            1,166              89.0%
SG&A expenses                      4,826           6.8%           5,625          7.4%              799              16.6%
Operating income                  16,220          22.9%           8,488         11.2%           (7,732)             47.7%
Computer segment:
Sales                             22,001                         25,020                          3,019              13.7%
Gross profit                       4,970          22.6%           5,688         22.7%              718              14.4%
R&D expenses, net                    465           2.1%             787          3.1%              322              69.2%
SG&A expenses                      5,615          25.5%           6,396         25.6%              781              13.9%
Operating loss                    (1,110)         -5.0%         (1,495)         -6.0%             (385)            -34.7%
Corporate:
SG&A expenses                      1,445                         1,149                            (296)            -20.5%
Combined:
Sales                             92,809                        101,145                          8,336               9.0%
Gross profit                      27,326          29.4%          22,277         22.0%           (5,049)            -18.5%
R&D expenses, net                  1,775           1.9%           3,263          3.2%            1,488              83.8%
SG&A expenses                     11,886          12.8%          13,170         13.0%            1,284              10.8%
Operating income                  13,665          14.7%           5,844          5.8%           (7,821)            -57.2%
Net income (loss)                 18,261          19.7%            (109)        -0.1%          (18,370)           -100.6%

    Sales. The decrease in Semiconductor Segment sales in the third quarter of 1996 as compared to the same period in 1995 was primarily due to a decrease of 25.1% in shipments resulting from the termination of a purchase agreement with a major customer and the general downturn in the market for semiconductor products, as well as a decrease of 0.6% in the average unit selling price. The increase in Computer Segment sales in the third quarter of 1996 as compared to the same period in 1995 was due to increased sales from the Segment's United States operations, partially offset by a decrease in sales from the segment's Israeli operations, resulting primarily from the sale of the Company's Atir subsidiary.

    The increase in Semiconductor Segment sales in the first nine months of 1996 as compared to the same period in 1995 was primarily due to an increase in shipments of 8.0% due to the relatively strong market for semiconductor products in the first half of 1996, partially offset by a decrease of 0.4% in the average selling price. The increase in Computer Segment sales in the nine month ended September 30, 1996 as compared to the same period in 1995 was a result of increases in sales from both the Israeli and United States operations of the segment, partially offset by the decrease in sales resulting from the sale of Atir, effective as of July 1, 1996.

    Gross Profit. The decrease in gross profit as a percentage of Semiconductor Segment sales for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 was primarily attributable to the impact of increased direct costs associated with the expansion of the Company's manufacturing capacity and the operation of the plant below capacity during the 1996 periods. The increase in gross profit as a percentage of Computer Segment sales was primarily due to improved profitability in the Company's Databit computer hardware subsidiary.

    Research and Development Expenses. The increase in research and development expenses (net of government grants) in the Semiconductor Segment reflected increased process development expenses related to the implementation of Tower's technology advancement plan. The increase in research and development expenses in the Computer Segment was primarily attributable to write-downs of previously capitalized software of the Professional Help Desk and Electric Power Supply Management projects during the third quarter of 1996.

    Selling, General and Administrative Expenses ("SG&A"). The decrease in SG&A in the Semiconductor Segment for the three months ended September 30, 1996 as compared to the same period in 1995 was primarily attributable to lower profit sharing expenses as a result of reduced profitability. The increase in SG&A in the Semiconductor Segment for the nine months ended September 30, 1996 as compared to the same period in 1995, was primarily attributable to a write-down of certain accumulated costs related to the specific location of a new manufacturing facility being contemplated by Tower.

    Operating Income. The decrease in operating income was primarily attributable to the aforementioned decrease in gross profit and increase in research and development costs.

    Financial Income and Expense. The decrease in financial income over financial expense for the three months ended September 30, 1996 compared with the same period in 1995 was primarily attributable to the Company's Tower subsidiary, which had lower monetary balances, higher exchange rate expenses and higher loan interest expenses during the current period. The increase in financial income for the nine months ended September 30, 1996 as compared to the same period in 1995 was primarily attributable to increased monetary balances in Tower, principally as a result of its public offering in July 1995.

    Other Income. The increase in other income for the three months and nine months ended September 30, 1996 was almost entirely attributable to the gain from the sale of the Company's interest in MIS Information Systems Holdings Ltd.

    Taxes on Income. The increase in taxes on income as a percentage of income before taxes was primarily attributable to (1) the recording of taxes payable on a dividend to be distributed by the Company's Tower subsidiary in the fourth quarter of 1996 and (2) the recording in the third quarter of 1995 of a non-taxable gain on changes in ownership interests in subsidiaries related to the a public offering of stock by the Company's Tower subsidiary of approximately $26.3 million.

Financial Condition

    As of September 30, 1996, DSSI and its wholly-owned subsidiaries had working capital of $9.0 million including cash and cash equivalents of $2.1 million and marketable securities and short term bank deposits of $4.6 million.

    As of September 30, 1996, Tower had working capital of $99.7 million, including cash and cash equivalents of $16.7 million and marketable securities and short term bank deposits of $79.9 million. In the first nine months of 1996 Tower generated cash from operations of $22.6 million and received grants from The Investment Center of the Israel Ministry of Industry and Trade of $24.0 million. During the first nine months of 1996, Tower used $46.6 million, net of the aforementioned government grants, for the purchase of fixed assets, primarily in connection with implementing its expansion and technology advancement plans.

    The decrease in cash and marketable securities, and increase in property and equipment since December 31, 1995 was attributable to the purchase by Tower of equipment related to its expansion and technology advancement plan.

    Tower's banks have agreed to make available to Tower, at its request, short-term credits in the aggregate amount of $30 million, subject to certain covenants.

    Tower declared a dividend payable on November 22, 1996 of $1.50 a share which will result in a total cash outlay by Tower of approximately $19.8 million. Out of this amount, DSSI will receive cash of approximately $4.1 million after applicable Israeli withholding taxes.

    As of September 30, 1996, DSI had working capital of $3.4 million, including cash and cash equivalents of $98,000 and marketable securities and short term bank deposits of $973,000. Certain DSI bank deposits serve as collateral for bank loans and guarantees.

Impact of Inflation and Currency Fluctuations

    Approximately 90% of the Company's sales are denominated in dollars. The remaining portion is primarily denominated in New Israel Shekels ("NIS") that are linked to the dollar. Such sales transactions are negotiated in dollars but, for the convenience of the customer, are settled in NIS. These transaction amounts are linked to the dollar for the period between the date the transactions are entered into and the date they are effected and billed. Subsequent thereto, through the date of settlement, amounts are primarily unlinked. The majority of the Company's expenses in the first nine months of

1996 were in dollars or dollar-linked NIS and virtually all the remaining expenses were in NIS. The dollar cost of the Company's operations in Israel is influenced by the timing of, and the extent to which, any increase in the rate of inflation in Israel over the rate of inflation in the United States is not offset by the devaluation of the NIS in relation to the dollar. The Company believes that the rate of inflation in Israel has had a minor effect on its business to date. However, the Company's dollar costs in Israel will increase if inflation in Israel continues, as in the past years, to exceed the devaluation of the NIS against the dollar or if the timing of such devaluation lags behind inflation in Israel.

    Tower has commitments outstanding in Japanese yen incurred for certain capital equipment expenditures. Tower purchases forward exchange contracts to reduce its financial exposure to fluctuations in the Japanese yen/US dollar exchange rate resulting from such commitments. The Company does not engage in any other hedging activities.

    As of September 30, 1996, virtually all of the Company's monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS, and the net amount of such monetary assets and liabilities was not material. In the event that in the future the Company has material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                          PART II - Other information


Item 1:    Legal Proceedings


    Between June and September 1996, five suits were filed in the United States on behalf of a purported class of the shareholders of Tower, against Tower, its Co-chief Executive Officers, and its Chairman of the Board of Directors. Two of the actions were also brought against the Company. The complaints seek to certify a class of all persons who purchased or otherwise acquired Tower's ordinary shares between May 25, 1996 and June 10, 1996. The complaints allege, on behalf of the class, that the defendants made misstatements and omissions regarding (i) the relationship between Tower and a major customer and (ii) Tower's process development efforts in connection therewith, in violation of certain U.S. Federal securities laws. In November 1996, the court granted an order consolidating three of the actions and appointing lead plaintiffs and plaintiffs' counsel. Under the order, the plaintiffs are required to file an amended consolidated complaint before the end of 1996.

    The Company believes the aforementioned suits to be without merit and intends to vigorously defend itself against them. Tower has indemnified the defendants, up to the limits permitted by the Israel Companies Ordinance, from any liability arising out of the actions. The Company believes that it has sufficient insurance to cover the costs of defense of the actions and of any adverse determination or settlement.

    Other than as set forth above, the Company is not involved in any legal proceedings that management believes, individually or in the aggregate, may have a material adverse effect on the Company.


Item 4:    Submission of Matters to a Vote of Security Holders


    The Company's Annual Meeting of Stockholders (the "Meeting") was held on October 22, 1996. The following individuals were re-elected as directors of the Company at the Meeting:

                            George Morgenstern
                            Robert L. Kuhn
                            Maxwell M. Rabb
                            Harvey Eisenberg
                            Allen L. Schiff
                            Sheldon Krause

    No other matters were voted upon at the meeting.


Item 6:    Exhibits and Reports on Form 8-K


           Exhibits

           Exhibit 27.1 - Financial Data Schedule

           Reports on Form 8-K

           None

                                  SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.


                                        DATA SYSTEMS AND SOFTWARE INC.

Dated:   November 14, 1996

                                        By:         /s/
                                                -------------------------------
                                                         Yacov Kaufman
                                                     Chief Financial Officer