Form 10-K
period 1996-12-31
DATA SYSTEMS & SOFTWARE INC
filed 1997-04-04
CIK 880984

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to ___________

Commission file number 0-19771

                             DATA SYSTEMS & SOFTWARE INC.
                  (Exact name of registrant as specified in charter)

     Delaware                                        22-2786081
(State or other jurisdiction of                  (I.R.S. employer
incorporation or organization)                identification no.)

200 Route 17, Mahwah, New Jersey                                  07430
--------------------------------------                           --------
Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code (201) 529-2026

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $.01 per share
                             Common Stock Purchase Rights
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]Yes     No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant at March 27, 1997 was approximately $ 38,024,503. The aggregate market value was calculated by using the closing price of the stock on that date on the Nasdaq National Market.

Number of shares outstanding of the registrant's common stock, as of March 27, 1997: 7,369,178.

                         Documents incorporated by reference:

Certain sections of the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year are incorporated by reference into Part III of this Form 10-K.

                                  TABLE OF CONTENTS



PART I

 Item 1  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

 Item 2  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

 Item 3  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 13

 Item 4  Submission of Matters to a Vote of Security Holders . . . . . . . . 14

PART II

 Item 5  Market for the Company's Common Equity and Related
         Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . 15

 Item 6  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . 15

 Item 7  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . . 16

 Item 8  Financial Statements and Supplementary Data . . . . . . . . . . . . 22

 Item 9  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure . . . . . . . . . . . . . . . . 22

PART III

 Item 10 Directors and Executive Officers of the Company . . . . . . . . . . 23

 Item 11 Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . 23

 Item 12 Security Ownership of Certain Beneficial Owners and
         Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

 Item 13 Certain Relationships and Related Transactions. . . . . . . . . . . 23

PART IV

 Item 14 Exhibits, Financial Statements Schedules and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . 24

Certain statements contained in this report are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as "the Company expects," "the Company anticipates," "the Company believes," "the Company estimates," and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company.

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    Data Systems & Software Inc., through its subsidiaries in the United States and Israel (collectively, the "Company"), is a provider of computer consulting and development services and packaged software products and is an authorized direct seller and value-added-reseller of computer hardware products. Through its Tower Semiconductor Ltd. subsidiary ("Tower") the Company also engages in the manufacture of semiconductors.

    Through the end of 1996, the Company has conducted its business through two business segments: Computer Services and Systems (the "Computer Segment") and Semiconductor Manufacturing (the "Semiconductor Segment"). Although the Company retains effective control of its Tower subsidiary, as of the end of December 1996, the Company no longer maintained voting control of more than 50% of Tower's shares and, therefore, ceased to consolidate Tower's balance sheet as of year end. As the Company's individual assets and liabilities at December 31, 1996 do not include amounts related to Tower, the Company's 1995 and 1996 balance sheets are not directly comparable. The consolidated statements of income included in the Consolidated Financial Statements appearing elsewhere in this Report reflect Tower's revenues and expenses on a consolidated basis for the years ended December 31, 1994, 1995 and 1996 on a full-year basis for all years presented. See Note 2 and 7 to the Consolidated Financial Statements. Commencing 1997, the Company will be reporting as one segment and results of Tower will be included in the Company's financial results using the equity method.

COMPUTER SEGMENT

   GENERAL

    The Company's Computer Segment (i) provides computer consulting and development services to customers, (ii) has developed and is currently marketing PHD-TM- - Professional Help Desk-TM-, an integrated software suite for the "help desk" market, (iii) develops and markets sports related multimedia CD-ROM software and (iv) acts as an authorized direct seller, value-added-reseller ("VAR") and integrator of computer hardware systems. The Company is also developing and is conducting beta testing of EPSM, an electric power supply management system which utilizes existing power lines to automatically read meters and transmit data.

    The following table shows, for the periods indicated, the dollar amount and the percentage of the sales of the attributable to the different activities of the Computer Segment:

                                                YEAR ENDED DECEMBER 31,
                                                ----------------------
                                         1994             1995            1996
                                         ----             ----            ----
                                                (DOLLARS IN THOUSANDS)
                                  AMOUNT      %     AMOUNT     %     AMOUNT     %
                                  ------     ---    ------    ---    ------    ---
Consulting services              $18,104     82%   $20,871    69%   $19,783    59%
Computer hardware and VAR sales    3,898     18%     8,440    28%    12,285    36%
Professional Help Desk software     -         -        891     3%     1,802     5%
                                  -------   ----   -------   ----   -------   ----
Total Computer Segment            $22,002   100%   $30,202   100%   $33,870   100%
                                  -------   ----   -------   ----   -------   ----
                                  -------   ----   -------   ----   -------   ----

   CONSULTING AND DEVELOPMENT SERVICES

    The Company provides computer software and systems consulting and development services, primarily to high technology customers in Israel and the United States. The Company's principal area of technological expertise, is state-of-the-art, embedded real-time software systems in a wide variety of applications, including, telecommunications, digital signal processing, image processing and software testing and validation, radar, navigation, electronic warfare, simulation and electro-optics.

    The Company provides consulting and development services to customers primarily by furnishing software and systems engineers, programmers and technicians who perform design and development activities, generally on the customer's premises. In these engagements, the Company's personnel generally work under the customer's direction, having no specific obligation for product delivery and the customer pays the Company on a time and materials basis for the services provided. During 1994, 1995 and 1996, sales attributable to services provided on a time and materials basis were $15.1 million, $14.9 million and $12.2 million, respectively, accounting for approximately 69%, 49% and 36% of Computer Segment sales for such years, respectively.

    In addition to performing services on a time and materials basis, the Company also undertakes work on a project basis with full responsibility for delivering a specific software or hardware/software solution to a customer's specifications or requirements. These projects generally are performed at fixed prices and the profit margins on these projects are primarily determined by the Company's success in controlling project costs. Profits derived from such contracts may vary substantially as a result of various factors, including risk of loss due to underestimating costs, difficulties with new technologies and economic and other changes that may occur during the term of the contract. During 1994, 1995 and 1996, sales from fixed price contracts were $3.0 million, $5.9 million and $7.6 million, respectively, accounting for 14%, 20% and 22%, respectively, of Computer Segment revenues.


   HELP DESK SOFTWARE

    The Company has developed and is currently marketing PHD-Professional Help Desk, an integrated packaged software solution for the help desk segment of the software services market. A help desk is essentially a service center set up by the information services department of a business or other organization to answer questions regarding the functionality of computer hardware, software, telecommunications systems and related peripherals within the company. PHD is a suite of prepackaged, custom-configurable, simple-to-use software automation tools for use by help desks to assist them in tracking and resolving support requests and problems.

    The Company's PHD product is designed to allow help desk personnel to manage incoming telephone calls or e-mail messages, resolve problems and manage personnel, equipment and telecommunications resources. PHD utilizes Experience Based Reasoning-TM-(EBR-TM-), the Company's proprietary problem resolution engine that automatically collects data about the utilization of the help desk and creates a pool of shared knowledge about the nature of the problems encountered and the solutions proposed. EBR provides the user with an organic, growing body of knowledge from which to solve future problems. This information can be made available to both help desk personnel and end-users, facilitating self-diagnosis and problem resolution.

    PHD currently operates in the Microsoft Windows and Windows95 environments and is being adapted for future Microsoft environments such as Windows CE (for use with portable devices such as palmtop PC's and personal communications devices) and ActiveX, Microsoft's object-oriented document creation system that enables compartmentalized software components to be linked to components of other software applications to create customized applications. The Company plans to develop an ActiveX version of its products so that they can be linked into any ActiveX application, creating a customized help desk for that application. The Company is also developing PHDWEB-TM-, an Internet-based version of PHD.

    Through the end of 1996, the Company had invested approximately $4.0 million on development, marketing and other costs associated with introduction of PHD, including approximately $1.2 million included in capitalized software
costs at December 31, 1996.   See "Item 1. Business - Factors Which May Affect
Future Results"-General Factors - Entry Into New Markets" and "-Capitalization of Software Development Costs; Posssibility of Future Writedowns" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

    COMPUTER HARDWARE AND VAR SALES

    The Company, through its Databit subsidiary, sells and services PC-based computer hardware, software, data storage, client/server and networking solutions. Databit is an authorized direct seller, value-added reseller and\or authorized service provider for equipment and software from such well-known industry leaders as Compaq, IBM, Microsoft, Hewlett-Packard, Silicon Graphics, Texas Instruments and Dell. Databit offers its customers a full range of systems integration services, including design, implementation, hardware and software selection and network cabling and installation of local and wide are networks. Databit provides maintenance and service to customers under extended service agreements.

    MULTIMEDIA ENTERTAINMENT

    The Company has developed and introduced into the market its first interactive, multimedia entertainment product, National Football League-Registered Trademark- CybrCards-TM-, a series of 28 CD-ROM "electronic trading cards", were released in September 1996. Each NFL-Registered Trademark-CybrCard offers a complete history of the individual player's career, including, video and audio highlights and play diagrams. The NFL CybrCards, with a suggested retail price of just under approximately $20.00 per CD, are being sold through various distribution channels including department stores, computer software retailers, card, hobby and sports memorabilia outlets and direct response. The Company's second multimedia product, Major League Baseball-Registered Trademark- CybrCards, which will feature 12 of the game's greatest stars, is scheduled for release in April 1997. CybrCard products are being designed, developed and marketed by CybrCard, L.P., a Delaware limited partnership ("CybrCard"), which was established in December 1995 as a joint
venture of the Company and The Topps Company, Inc.   In February 1997, the
Company purchased all of Topps' interest in CybrCard.   The Company has agreed
to issue up to 10% of the equity interests of CybrCard to two employees of the Company with substantial responsibility for CybrCard, including a Vice President of the Company.

    During 1996 the Company invested approximately $2.8 million in product development and marketing and administrative costs in connection with its establishment of CybrCard and its product lines, approximately $1.2 million of which was included in investments on the Company's consolidated balance sheet as of December 31, 1996. See Note 7 to the Consolidated Financial Statements of the Company included elsewhere in this Report. See "Item 1. Business - Factors Which May Affect Future Results - General Factors - Entry Into New Markets" and "-Capitalization of Software Development and Costs; Posssibility of Future Writedowns" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

   ELECTRIC POWER SUPPLY MANAGEMENT SYSTEM

     The Company has developed an electric power supply management ("EPSM") system that reads electric meters automatically, using existing power lines to transmit the electricity consumption data of each meter to the utility's main computer, enabling the utility to charge variable time-of-use rates. A comprehensive software package controls the system's operations and facilitates functions such as real-time load switching, peak demand control and detection of leakage and illegal use of electrical power. This system potentially may also be adapted for other similar uses such as automatic water and gas meter reading. Beta site testing of the EPSM is currently being conducted in Mexico City and in a number of towns in Israel. An earlier pilot in Argentina has been completed. No full system sales of EPSM have been made to date. The Company is currently negotiating with utilities in several countries regarding installation of the system on a pilot or trial basis. The Company has also entered into an agreement with a large United States based information services technology company. The agreement, which has a term of one year and is terminable by either party on 120 days written notice, provides for joint marketing of automatic meter reading solutions utilizing EPSM technology. Through December 31, 1996, the Company had invested approximately $5.4 million (net of government participation) on development and marketing of the EPSM, including $4.3 million carried on the balance sheet as capitalized software costs. See "Item 1. Business - Factors Which May Affect Future Results - General Factors - Entry Into New Markets" and "-Capitalization of Software Development and Costs; Posssibility of Future Writedowns" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

   CUSTOMERS AND MARKETS

    The Company's Computer Segment commenced operations in Israel in 1986 and Israel historically was the primary area of its operations. Due primarily to significant growth in the Segment's United States subsidiaries, the percentage of revenues from activities of the United States subsidiaries increased from 41% in 1994 to 51% in 1995 and 61% in 1996.

    The Company commenced its operations in Israel by providing consulting services to Israel Aircraft Industries Ltd. ("IAI"), which is wholly-owned by the government of the State of Israel. IAI has been, and continues to be, the Computer Segment's largest customer. However, as the Company has expanded its revenue base and sales to IAI have decreased, the percentage of its sales attributable to IAI has decreased. The percentage of the Company's sales attributable to IAI in 1994, 1995 and 1996 was 7%, 4% and 2%, representing 26%, 16% and 8% of the Computer Segment sales in those years respectively. The next three largest customers of the Computer Segment in 1996 accounted in the aggregate for less than 10% of the Segment's sales.

    The Company's customers include major high technology companies, Fortune 500 companies and other leading industrial and service companies, in Israel and the United States.

   BACKLOG

    The total backlog of work to be completed in the Company's Computer Segment was approximately $4.3 million as of January 1, 1997, compared to $7.2 million as of January 1, 1996. The Company estimates that virtually all of the backlog will be performed in 1997.

    Due to the generally short-term nature of orders received in the Computer Segment, purchase orders or requisitions from customers requesting services on a time and materials basis generally are cancelable on a minimum of 30 days advance notice. Fixed price projects are often subject to termination for convenience without substantial penalty and, accordingly, there can be no assurances as to the actual sales to be generated from these contracts. In light of the above, the Company does not consider backlog to be a meaningful measure of its operations in its Computer Segment.

   COMPETITION

    In its computer consulting and development services business, the Company faces competition from numerous other competitors, both large and small, operating in the Israeli and United States markets, some with substantially greater financial and marketing resources. The Company believes that its wide range of experience and long-term relationship with large corporations in the United States and Israel, enhances the Company's position with respect to obtaining future business. For a discussion of factors relating to competition in the other activities comprising the Company's Computer Segment, See "Item 1. Business - Factors Which May Affect Future Results -General Factors - Competition.

   PROPRIETARY RIGHTS

    Certain products that the Company has and is developing, incorporate or are derived from intellectual property owned by third parties. A license from, the consent of, or a joint development and marketing agreement with, such third parties may be required in order to continue to develop and market such products and there can be no assurance that such licenses or consents will be granted, or a joint development and marketing agreement agreed to, on commercially reasonable terms.

    In its product development activities, the Company relies on a combination of nondisclosure agreements and technical measures to establish and protect proprietary rights, if any, in its products. The Company believes that, as a result of the rapid pace of technological change in the software and real-time system industries, legal protection for its products, if any, will be less significant to the Company's prospects than the knowledge, ability and expertise of the Company's management and technical personnel.

    In cases where the Company performs services on a time and materials basis, the intellectual property rights resulting from these services are owned by the Company's customer.

    For further discussion of issues relating proprietary rights to the operation of the Company's Computer Segment, see "Item 1. Business - Factors Which May Affect Future Results - General Factors - Dependence on Intellectual Property of Third Parties".

SEMICONDUCTOR MANUFACTURING

   INTRODUCTION

    Tower is an independent "foundry" manufacturer of semiconductor integrated circuits ("ICs") on silicon wafers. As a foundry, Tower manufactures wafers using its advanced production capability and the proprietary IC designs of its customers. ICs manufactured by Tower are incorporated into a wide range of products in diverse markets, including computer and office equipment, communication products and consumer electronics.

    Semiconductors are the foundation of modern electronic equipment and systems, constituting critical components for a wide range of products, including computers, office equipment, communication equipment and defense, aerospace, transportation and consumer electronics. A semiconductor may be either a discrete device, such as an individual transistor, or an IC in which a number of transistors and other elements are combined to form a more complex circuit. A wide variety of semiconductor products currently are in use, ranging from commodity products (such as DRAM, SRAM and other commodity memories) to more differentiated products (such as microprocessors, ASICs and numerous digital, analog and mixed-signal ICs).

   SERVICES

    Tower manufactures ICs on silicon wafers based upon proprietary designs provided by its customers. Tower specializes in the manufacture of differentiated IC products, which generally require greater process flexibility and customization than commodity products. The end-product manufactured by Tower is a silicon wafer containing multiple ICs.

    During 1996, Tower established a team to provide value-added design support services to its customers, with the goal of offering a full turnkey capability, including design, mask preparation, manufacturing and packaging of the finished device.

    The Company has also begun to develop proprietary technologies in certain niche markets where it will enhance the services it can provide to its customers. Pursuant to an agreement with Wafer Scale Integration, Inc., of Fremont, California, ("WSI"), a leader in the development of peripheral system devices containing advanced nonvolatile memory modules, Tower has exclusive rights for foundry use of embedded erasable and programmable read-only memories ("EPROMs") based on WSI's proprietary technology and is developing an advanced 0.6 micron process for use with this technology. When development of this process is completed, Tower will be able to implement one of the industry's densest EPROMs, substantially reducing the costs of embedding large EPROM arrays on logic chips. Tower expects to begin manufacturing products utilizing this process in 1997 although there can be no assurance of this.

   CUSTOMERS AND MARKETS

    At the time of its organization, Tower's only customer was National Semiconductor Corporation. While Tower has since succeeded in adding new customers, Tower remains dependent on a small number of customers for virtually all of its business. In 1996, sales to four customers accounted in the aggregate for more than 90% of Tower's sales.

    During the first half of 1996, there was a downturn in the market for semiconductor products generally. As a result, commencing in the second quarter of 1996, Tower experienced reductions in orders from its customers, and downward pressures on prices from both current and potential new customers. In June 1996, Tower announced that Tower and Hewlett-Packard had mutually agreed on the terms for ending the agreement for the purchase by Hewlett-Packard of wafers from Tower. Sales to Hewlett-Packard accounted for 9% and 19% of Tower's sales in 1995 and 1994, respectively, and had been expected to account for approximately 25% of sales in 1996.

    As a result of (i) the end of the agreement with Hewlett-Packard, (ii) the reduction in orders from other customers and (iii) the prevailing weakness in the demand for semiconductors products generally, Tower operated its manufacturing facility substantially below capacity for much of 1996. Utilization improved during the fourth quarter of 1996 and into 1997, primarily as a result of improvement in the personal computer and peripheral end markets and certain price reductions implemented by Tower.

However, the situation in the marketplace remains uncertain and there is no assurance that utilization of Tower's facility will continue at the level necessary to maintain profitable operations. In addition, Tower continues to see downward pressure on prices from both current and potential new customers. See "Item 1. "Business - Factors Which May Affect Future Results - Factors Related to Tower - Reliance on Principal Customers; Need to Expand Customer Base" and
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General".

    During 1996, Tower manufactured for its customers over 200 sophisticated semiconductor products that are used by its customers (or end users) in a wide variety of applications. These applications include personal computer products and peripherals (such as microprocessors, local area networks and super I/O devices), communications products (such as pagers), office automation products (such as facsimile machines, answering machines and advanced printers), cellular products (such as cellular telephones) and consumer products (such as televisions and multimedia products). The number of products which Tower manufactures in 1997 and in future periods, and their end-market distribution, is and will be determined by customer orders.

   PROCESS TECHNOLOGY

    Tower's manufacturing process currently uses the following CMOS (complementary metal oxide silicon) technologies: 1.0 micron double-level metal;
0.8 micron double-level metal; 0.8 micron triple-level metal; 0.6 micron double-level metal; and 0.6 micron triple-level metal.

    The semiconductor industry is characterized by rapid changes in both product and manufacturing process technology. As a result, Tower's profitability will depend on its ability to successfully develop and introduce to production advanced process technologies which meet its customers' needs. Tower is currently working on the development of (i) a specialized 0.6 micron process for use in manufacturing wafers utilizing the proprietary embedded memory technology described above, (ii) a 0.5 micron process and (iii) a 0.35 micron process. Tower is currently running customer prototypes on the 0.5 micron processes and expects to begin running prototypes on the specialized 0.6 micron EPROM process during the second quarter of 1997. Tower expects to introduce both these new processes into production during 1997, although there can be no assurance of this. The 0.35 process is scheduled for introduction in 1998.

    The development and introduction to production of advanced technologies is a complex process, the success of which is dependent on many factors, some of which may be beyond Tower's control. Tower has in the past experienced unforeseen delays in the development and introduction of new processes. Tower can, therefore, not predict when or if the development and introduction to production of these new processes will be successfully completed. The failure by Tower to develop and introduce new process technologies successfully and in a timely manner would have a material adverse effect on Tower's business and financial condition. See "Item 1. Description of Business - Factors That May Influence Future Results - Factors Related to Tower - Need to Advance Process Technology".

   MANUFACTURING FACILITY

    Due to the sensitivity and complexity of the semiconductor manufacturing process, a semiconductor manufacturing facility requires a special clean room in which most of the manufacturing functions are performed. Tower's manufacturing facility includes an approximately 51,500 square foot clean room. Tower has obtained ISO 9002 certification (a certification with respect to business process quality standards) for its manufacturing operations.

    At the time of its organization in 1993, Tower's facility had a capacity of 5,000 wafer starts per month, using 1.25 and 1.0 micron processes. Since that time Tower has increased its capacity to approximately 17,000 wafer starts per month at the current product mix utilizing 1.0, 0.8 and 0.6 micron processes. This increase in capacity has been achieved through the addition of equipment, improvement in equipment utilization, the reconfiguration and expansion of its existing clean room area, and the construction of an additional clean room area.

    Tower does not currently intend to significantly increase the overall capacity of its facility.

Tower intends, however, to continue to make significant expenditures during 1997 to fund its process technology advancement program and to purchase equipment to increase Tower's capacity to manufacture wafers using advanced processes, including those currently under development by Tower. See "Item 1. Description of Business - Semiconductor Segment - Process Technology".

   COMPETITION

    The semiconductor foundry industry is highly competitive. Tower competes with other dedicated foundries and with integrated semiconductor companies and end-product manufacturers that produce ICs for their own use and/or allocate a portion of their manufacturing capacity to foundry operations. Particularly during periods of market downturn, Tower may face increased competition from its customers' internal manufacturing capacity and from other semiconductor manufacturers who have underutilized capacity.

    Many of Tower's competitors have more advanced technological capabilities, a more diverse and established customer base, and greater financial, marketing, distribution and other resources than Tower. In addition, some competitors of Tower may have lower labor costs. Tower competes primarily by seeking to offer customers competitive pricing and a high level of service and process customization.

   PROPRIETARY RIGHTS

    Tower uses internally developed process technologies and process technologies licensed from customers. The 1.0 micron process used by Tower and elements of the 0.8 process used by Tower are licensed from customers under royalty-free licenses. The 0.6 micron process currently used by Tower and specialized 0.6 micron embedded memory process currently under development were internally developed. Elements of the 0.5 micron and 0.35 micron process currently under development will be used under royalty-bearing licenses from third parties.

Investments

   MOFET VENTURE CAPITAL FUND

    The Company, together with other investors, established Mofet Israel Technology Fund ("Mofet"), an Israeli public investment company formed for the purpose of investing in the securities of high technology companies and projects in Israel. Through two public offerings of its shares, options and convertible debentures on the Tel Aviv Stock Exchange, and subsequent exercise of options, Mofet has raised aggregate net proceeds of approximately $23.2 million. As of December 31, 1996, the Company owned approximately 4% of the equity of Mofet. The Company accounts for its investments in Mofet on the cost method.

    Mofet is managed by Risk Capital Fund Management (1992) Ltd. ("Mofet Management") pursuant to a management agreement expiring January 2000. The current shareholders of Mofet Management are DSI (50%), F.I.B.I. Holdings Company Ltd., a holding company controlled by the Safra family which controls the First International Bank of Israel Ltd. (25%), and Menorah Insurance Company Ltd., one of Israel's largest insurance companies (25%). Mofet has agreed to pay Mofet Management a management fee equal to 4% per annum of the assets under management. The Company accounts for its investment in Mofet Management on the equity method.

   MOBILE INFORMATION SYSTEMS LTD.

    In March 1994, the Company acquired a 50% interest in Mobile Information Systems Ltd. ("MIS"). a joint venture of DSI and Geotek Communications, Inc. The Company accounted for its investment in MIS on the equity method. Effective July 1, 1996, the Company sold its shares in MIS to Geotek in exchange for a $2 million unsecured note which bears annual interest of 8.25%, payable July 1, 1998. The Company recorded a gain of approximately $1.7 million in connection with the sale.

EMPLOYEES

    At December 31, 1996, the Company (excluding Tower) employed a total of 351 people, including 299 persons in engineering and technical support (approximately one-half with advanced degrees in computer and electronic engineering), 13 in marketing and sales, and 39 in management, administration and finance. At December 31, 1996, Tower had a total of 589 employees.

    The Company considers its relationship with its employees to be satisfactory.

    There are no collective bargaining agreements between the Company and any of its employees. However, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists Association) are applicable to the Company's Israeli employees by order of the Israeli Ministry of Labor. These provisions concern mainly the length of the work day, minimum daily wages, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. The Company generally provides its Israeli employees with benefits and working conditions beyond the required minimums.

    Israeli law generally requires severance pay upon the retirement or death of an employee or termination of employment without due cause. Furthermore, Israeli employees and employers are required to pay specified amounts to the National Insurance Institute, which is similar to the United States Social Security Administration. The payments to the National Insurance Institute include health tax and are approximately 17% of wages (up to a specified amount), of which the employee contributes approximately 60% and the employer approximately 40%.

RESEARCH AND DEVELOPMENT

    For information on research and development costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" and Notes 1 and 9 to the Consolidated Financial Statements appearing elsewhere in this Report.

SEGMENT INFORMATION

    For financial information regarding the Company's operating segments, foreign and domestic operations and export sales, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and Note 19 to the Consolidated Financial Statements appearing elsewhere in this Report.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

    The Company may from time to time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. There can be no assurance, however, that actual results will not differ materially from the Company's expectations, statements or projections. Factors that could cause actual results to differ from the Company's expectations, statements or projections include the risks and uncertainties relating to the Company's business described below.

   GENERAL FACTORS

    ENTRY INTO NEW MARKETS. The Company has recently devoted substantial resources to ventures to design and develop software products designed to address mass market product areas. The Company believes that these markets provide an opportunity to generate substantially greater revenues and profit margins than its traditional services markets. However, the Company has had relatively limited experience with marketing and distribution of such products and there can be no assurance that the Company will be able to develop the marketing expertise and relationships necessary to identify and capitalize on opportunities in these product areas.

    The limited operating histories of the Company's new product ventures make prediction of their results and prospects difficult. While the Company believes that initial market reaction to its product introductions has been positive, it is too early to tell whether these ventures will become profitable and/or whether the Company will be able to recover the costs invested in such new products to date.

    CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS; POSSIBILITY OF FUTURE WRITEDOWNS. The Company generally capitalizes the costs of new software product development and amortizes these costs over the useful life of the product. If the Company is not able to complete development or is unsuccessful in marketing any of its software products, the Company may be required to writedown any capitalized development costs related to such products. As of December 31, 1996 the Company had unamortized capitalized software development costs of approximately $5.2 million associated with new software products and additional investments in development costs may be necessary to continue existing product development projects. In the past, the Company has taken significant write downs of software development costs and there can be no assurances that additional write downs will not be required in the future. The write down of any substantial amounts of such capitalized costs could have a material adverse impact on the results of the Company for the period or periods in which any such write down is required to be made.

    MINORITY INTERESTS IN OPERATING SUBSIDIARIES. The Company has a number of subsidiaries that are not wholly owned (including its principal subsidiaries, DSI Israel and Tower). Cash of subsidiaries that are not wholly owned is generally not available for use by the Company or other subsidiaries except to the extent paid to the Company as reimbursement for general overhead or as management fees or as dividends. Dividends from the Company's Israeli subsidiaries are subject to a withholding tax of 15% to 25%.

    COMPETITION. In its computer consulting and development services business, the Company faces competition from numerous other competitors, both large and small, operating in the Israeli and United States markets, some with substantially greater financial and marketing resources.

    In the help desk market, the Company faces competition from a variety of companies with greater experience in the marketplace and greater resources available for product development, sales and marketing and product support. These competitors include (i) companies that target enterprise-wide information systems, (ii) companies with specific help-desk applications,
(iii) professional systems integration and services companies that design and implement custom systems, (iv) large information systems providers, as well as
(v) the internal information systems departments of potential customers.
While the Company believes that PHD has certain product and price advantages over its competition, it may be difficult to educate its potential customers of the advantages of PHD in light of the broad range of competing solutions.

    The multimedia software market is characterized by intense competition among several large, well-financed competitors, many of which have a comparatively long history of success in developing game and entertainment software. Entertainment software developed and distributed by these competitors vie for limited shelf space in computer and software retail establishments. Most, if not all, significant competitors have significantly greater experience in the development of entertainment-related software than does the Company. In addition, many of such competitors have significantly greater numbers of sales and marketing personnel, larger advertising budgets and other resources to promote and support their products.

    The market for personal computer and related peripheral hardware sales in which the Company's Databit subsidiary operates is characterized by severe competition in price-performance, breadth of product line, financing capabilities, technical expertise, service and overall reputation. Trends have been for ongoing price reductions by manufacturers to end-users, thereby reducing profit margins for distributors and value added resellers such as Databit. Competitors include manufacturers, other VAR's, large equipment aggregators (some of whom sell to the Company) and systems integrators. Many of the Company's competitors have longer operating histories, greater financial resources and buying power and larger installed bases of customers. The Company feels that it competes primarily on the basis of its responsiveness and technical expertise in evaluating customer needs and tailoring specific solutions to those needs, as well as price.

    DEPENDENCE ON INTELLECTUAL PROPERTY OF THIRD PARTIES. Certain of the Company's products development efforts are dependent upon intellectual property owned by third parties. For example, the Company's CybrCard products utilize intellectual property licensed from major sports leagues and players' associations and related licensors While the Company believes it is in continuing compliance with these licensing agreements and that the licensing agreements adequately protect the Company's rights to integrate such intellectual property into its products, failure to maintain such licenses could have a material adverse effect on the business and prospects of the Company.

    RAPID TECHNOLOGICAL CHANGE; NEED FOR CONTINUED PRODUCT DEVELOPMENT. The market for the Company's PHD and CybrCard products are characterized by rapid technological change, evolving computer hardware and software standards, frequent new product introductions and continuing customer demands for expanded features and functions. Accordingly, it will be necessary for the Company to continue to invest in product development to ensure that such products continue to evolve and remain competitive. There can be no assurance that the Company will have the resources to invest in such product development or if such product development efforts will be successful.

    OPERATIONS IN ISRAEL. A substantial portion of the Company's operations are conducted in the State of Israel and, consequently, the Company is directly affected by economic, political and military conditions in Israel. Accordingly, any major hostilities involving Israel or the curtailment of trade between Israel and its current trading partners could have a material adverse effect on the company's business and financial condition. In addition, certain subsidiaries of the Company receive grants and tax benefits from, and participate in, various programs sponsored by the government of Israel. There can be no assurance that such grants and tax benefits will be continued in the future at their current levels or at all. The termination or reduction of certain grants, programs and tax benefits could have a material adverse effect on the Company's business and financial condition.

    IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS. Substantially all of the Company's sales are made in dollars or in NIS linked to the dollar. In 1996, approximately 50% of Tower's expenses were in dollars or dollar-linked NIS and virtually all the remaining expenses were in NIS. The dollar cost of Tower's operations in Israel is influenced by the extent to which any inflation in Israel is not offset (or is offset on a lagging basis) by the devaluation of the NIS in relation to the dollar. There can be no assurance that Tower will not be materially adversely affected in the future if inflation in Israel exceeds the devaluation of the NIS against the dollar or if the timing of such devaluation lags behind increases in inflation in Israel.

    As of December 31, 1996, the net amount of the Company's monetary assets that were not denominated in dollars or in NIS linked to the dollar was not material. In the event that in the future the Company has material net monetary assets that are not denominated in dollar-linked NIS, such net assets would be subject to the risk of currency fluctuations.

   FACTORS RELATED TO TOWER

    DEPENDENCE ON PRINCIPAL CUSTOMERS; NEED TO EXPAND CUSTOMER BASE. Tower is currently operating significantly below capacity. Tower is making efforts to attract new customers to utilize all or a portion of its unused capacity. Tower is currently engaged in discussions with several potential new customers. The process of attracting new customers includes extensive exchange of product and process information between Tower and potential customers, including the running of test wafers and prototypes. This process can be expected to take up to six months or more. There is no assurance that Tower will be able to attract additional business from new customers, in the near future, if at all.

    Tower currently has a limited number of customers and is dependent on its two principal customers. If one of these principal customers were to reduce its commitment or orders, and Tower were to be unsuccessful in selling to new or existing customers the capacity that becomes available as a result thereof, such event would have a material adverse effect on Tower's business and financial condition.

    RISK OF OPERATING BELOW FULL CAPACITY. Fixed costs represent a substantial portion of the total operating costs of a semiconductor manufacturing operation. As a result, any failure by Tower to operate at or near full capacity, whether due to mechanical failure, lack of orders, fire or natural disaster, or otherwise, could result in losses or diminished profitability.

    NEED TO ADVANCE PROCESS TECHNOLOGY.   The semiconductor industry is
characterized by rapid changes in both product and manufacturing process technology. As a result, Tower's profitability will depend on its ability to successfully develop and introduce to production advanced process technologies which meet its customers' needs. Tower is currently working on the development of a number of advanced processes.

    The development and introduction to production of advanced technologies is a complex process, the success of which is dependent on many factors, some of which may be beyond Tower's control. Tower has in the past experienced unforeseen delays in the development and introduction of new processes.
Tower can, therefore, not predict when or if the development and introduction to production of these new processes will be successfully completed. The failure by Tower to develop and introduce new process technologies successfully and in a timely manner would have a material adverse effect on the Company's earnings and financial condition.

    RISK OF SEMICONDUCTOR PROCESS YIELD PROBLEMS. The process technology for the manufacture of semiconductor products is highly complex and sensitive to dust and other contaminants. Minor impurities or difficulties in the production process or defects in the masks used to manufacture a particular device can cause a percentage of the wafers to be rejected or individual ICs or "die" on specific wafers to be non-functional, which in each case negatively affects manufacturing yields. Although Tower has implemented manufacturing control procedures, tests its products at various stages in the manufacturing process and conducts numerous quality-control inspections throughout the entire production process, Tower in the past has experienced lower than expected production yields (including yield problems with a specialized, advanced 0.8 micron process in March 1996), which have delayed product shipments and reduced profits. There can be no assurance that Tower will not experience lower than anticipated production yields in the future, which, if not cured in a timely manner, could have a material adverse effect on the Company's business and financial condition.


    CURRENT DOWNTURN IN SEMICONDUCTOR MARKET; CYCLICAL NATURE OF SEMICONDUCTOR INDUSTRY. The semiconductor industry historically has been characterized by wide fluctuations in product supply and demand. From time to time, the industry also has experienced significant downturns. These downturns have been characterized by diminished product demand, production overcapacity and accelerated erosion of average selling prices of semiconductor products. In some cases, these downturns have lasted for more than a year. During 1996, there was a downturn in the market for semiconductor products generally, which resulted in reductions in orders from customers and downward pressures on prices from both current and potential new customers. No assurance can be given that Tower's business will not be adversely affected in the future by cyclical conditions in the semiconductor industry.

    PROCUREMENT AND SOURCING. Tower's manufacturing processes use many raw materials, including silicon wafers, chemicals, gases and various metals. These raw materials generally are available from several suppliers and Tower is not dependent upon any single source of supply, although, in some instances, Tower elects to purchase certain raw materials from a single source. In those instances, Tower generally identifies and qualifies alternative sources of supply. Although supplies for raw materials used by Tower currently are adequate, shortages could occur in various critical materials due to interruption of supply or increased industry demand. Any such shortages could result in production delays which could have a material adverse effect on Tower's business and financial condition.

    In connection with implementing its technology advancement plans, Tower expects to continue to make significant purchases of equipment required for semiconductor manufacturing. Some of this equipment is available from only a single vendor or a limited number of vendors and/or is manufactured in relatively limited quantities. In addition, certain equipment has only recently been developed. Delays in delivery and shortages in supply of such equipment, as well as failures of such equipment to operate in accordance with Tower's expectations, could result in higher costs and production delays and delay implementation of Tower's technology and advancement plans. Any such delays, shortages or failures could have a material adverse effect on Tower.

    RISKS RELATING TO ISRAELI GOVERNMENT PROGRAMS. The Investment Law for the Encouragement of Capital Investments, 1959 (the "Investment Law") provides that capital investments in certain production facilities (or other eligible facilities) may, upon application to The Investment Center of the Ministry of Industry and Trade of the State of Israel ("The Investment Center"), be designated as an "Approved Enterprise". Virtually all of Tower's existing facilities and programs, including Tower's current $240 million investment program and the $93.4 million investment program which was substantially completed in 1995, have been granted Approved Enterprise status under the Investment Law. To be eligible for grants and tax benefits, Tower must continue to meet certain conditions, including making certain specified investments in fixed assets. The certificate of approval related to Tower's current Approved Enterprise program requires, among other things, that all investments under the program be completed by the end of 1998. Should Tower fail to meet such conditions in the future, it could be required to refund grants or tax benefits already received (together with interest and certain inflation adjustments). There can be no assurance that such grants and tax benefits will be continued in the future at their current levels or at all.

    DEPENDENCE ON SENIOR MANAGEMENT AND KEY PERSONNEL. Tower is highly dependent upon its senior management team, many of whom have been working at the facility since National commenced the construction of the facility in 1984. The loss of the services of any member of senior management could have a material adverse effect on Tower's business and financial condition. Tower does not maintain key-man life insurance with respect to members of senior management.

    Tower also is dependent to a substantial degree upon its skilled professional and technical personnel and will be required to increase significantly the number of these employees in the future in order to implement successfully its plans for the future. There is considerable competition for the services of qualified personnel in the semiconductor industry and, consequently, there can be no assurance that Tower will be able either to retain its present personnel or to attract additional qualified personnel as and when needed. In addition, Tower may be required to increase employee compensation levels in order to retain its existing employees and attract and retain the additional personnel that it expects to require.

    COMPETITION. The semiconductor foundry industry is highly competitive.
Tower competes with other dedicated foundries and with integrated semiconductor and end-product manufacturers that produce ICs for their own use and/or allocate a portion of their manufacturing capacity to foundry operations. Many of Tower's competitors have more advanced technological capabilities, a more diverse and established customer base, and greater financial, marketing, distribution and other resources than Tower. In addition some of Tower's competitors may have lower labor costs.

    POSSIBLE SHORTAGES OF RAW MATERIALS AND EQUIPMENT. Although supplies for raw materials and equipment used by Tower currently are adequate, shortages could occur in the future in various critical materials and equipment due to interruption of supply or increased industry demand. Any such shortages could result in higher costs, production delays or delays in Tower's expansion, any of which could have a material adverse effect on Tower's business and financial condition.

    ENVIRONMENTAL MATTERS. Tower is subject to a variety of governmental regulations related to the use, discharge and disposal of toxic, volatile or otherwise hazardous materials used in its manufacturing process. Any failure by Tower to use, discharge or dispose of hazardous materials appropriately could subject it to substantial liability or could require it to suspend or adversely modify its manufacturing operations. In addition, Tower could be liable for remedial measures if its properties are found to be contaminated even if Tower is not responsible for such contamination, although Tower's risk in this regard is reduced by an indemnity from National for violations of environmental regulations that occurred prior to Tower's acquisition of the facility.

    Although Tower believes that it currently is in compliance in all material respects with all existing environmental regulations, during the ordinary course of its operations, Tower on occasion has become aware that its operations were not in compliance with certain applicable environmental regulations. Tower has resolved all such matters in a manner that has not had a material adverse effect on its operations. There can be no assurance, however, that in the future Tower will be as successful in this regard and the failure to resolve a significant matter could subject it to substantial liability or could require it to suspend or adversely modify its manufacturing operations. Furthermore, there can be no assurance that changes in environmental regulations in the future will not require Tower to make significant capital expenditures to modify, supplement or replace equipment or to change methods of disposal or discharge or the manner in which Tower manufactures products or operates its business.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters (as well as the principal office for its United States operations) are located in Mahwah, New Jersey in approximately 5,000 square feet of office space, under a lease which expires in September 1997. The rent for these premises currently is $74,000 per annum. The Company also rents offices in New York City of approximately 3,500 square feet, under a lease which expires in August 2000, at a current rent of $75,000 per annum, and of approximately 9,700 square feet in Stamford, Connecticut, at an annual rent of $96,000.

    DSI's facilities in Israel are located in Givat Shmuel in the Tel Aviv area in approximately 23,900 square feet of office space, under a lease which expires in April 2000. The annual rent is currently approximately $326,000.

    Tower's offices, engineering and manufacturing operations are located in a building complex situated on 13 acres in an industrial park in Migdal Haemek, Israel. The buildings comprise approximately 180,000 square feet of space and include clean room facilities of approximately 51,700 square feet. These premises currently are occupied under a long-term capital lease from the Israel Lands Authority which expires in 2032. The lease rights under this lease were assigned to Tower as part of its acquisition of the facility and the value attributed to the capitalized lease is being amortized by Tower over the life of the lease. Tower has no obligation for lease payments related to this lease through the year 2032.

ITEM 3.   LEGAL PROCEEDINGS

    The Company is a plaintiff in an action in the United States District Court for the District of New Jersey against a former officer who resigned in April 1995, alleging destruction and misappropriation of property and data owned by the Company. The employee has filed a counterclaim against the Company, alleging breach by the Company of its employment and resignation agreements with the employee and seeking compensatory damages of $750,000 and punitive damages of $25 million. The Company is pursuing its claims against the employee and is vigorously defending against his counterclaims. The Company accrued the full amount of severance payable under the resignation agreement at the time of such employee's resignation. The Company believes it is unlikely to incur additional material liability in connection with the counterclaim.

    Between June and September 1996, several suits were filed in the United States on behalf of a purported class of Tower's shareholders against Tower, its Co-Chief Executive Officers, its Chairman of the Board of Directors, and DSSI. The complaints seek to certify a class of all persons who purchased or otherwise acquired Tower's ordinary shares between May 25, 1995 and June 10, 1996. The actions have been consolidated in the United States District Court for the District of New Jersey. The consolidated complaint filed in the actions alleges on behalf of the class that the defendants made misstatements and omissions regarding (i) the relationship between Tower and a major customer and (ii) Tower's process development efforts in connection therewith, in violation of certain U.S. Federal securities laws. Tower has indemnified the defendants, up to the limits permitted by the Israeli Companies Ordinance, from any liability arising out of the actions. Tower maintains insurance policies, that, under certain conditions, cover actions of this type up to an aggregate amount of $20 million. The Company is unable to determine at this time with any certainty the ultimate outcome of the aforementioned matter or its effect if any, on the Company's financial condition, operating results and business. However, the Company believes it has meritorious defenses and is defending the actions vigorously.

    The Company is not involved in any other legal proceedings that management believes, individually or in the aggregate, will have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market System (NASDAQ/NMS) under the symbol "DSSI". The following table sets forth, for the periods indicated, the high and low reported sales prices per share of the Common Stock on The Nasdaq Stock Market.


                                                      High          Low
                                                      ----          ---
    1995:

    First Quarter  . . . . . . . . . . . . . . .       7           4 7/8
    Second Quarter . . . . . . . . . . . . . . .      11 1/2       5 5/16
    Third Quarter  . . . . . . . . . . . . . . .      13           10 1/8
    Fourth Quarter . . . . . . . . . . . . . . .      10 7/8        7

    1996:

    First Quarter  . . . . . . . . . . . . . . .       7 3/4        5 13/16
    Second Quarter . . . . . . . . . . . . . . .       8 7/8        6
    Third Quarter  . . . . . . . . . . . . . . .       6 7/8        5
    Fourth Quarter . . . . . . . . . . . . . . .       7            4 3/4


     As of March 15, 1997 there were approximately 70 record holders of the Common Stock. The Company estimates that there are approximately 3,500 beneficial owners of the Common Stock.

     The Company paid no dividends in 1995 or 1996.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected statement of income data for the years ended December 31, 1994, 1995 and 1996 and balance sheet data as of December 31, 1995 and 1996 have been derived from the financial statements of the Company included in this annual report, which have been audited by Igal Brightman & Co. (a member of Deloitte Touche Tohmatsu International), independent auditors. The selected statement of income data for the years ended December 31, 1992 and 1993 and balance sheet data as at December 31, 1992, 1993 and 1994 are derived from audited financial statements not included herein.

     This data is qualified in its entirety by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements (including the notes thereto) and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The statement of income data for the year ended December 31, 1993 includes Tower's operations for the ten months commencing March 1, 1993. Since the results for years prior to 1993 do not include results for Tower, and the results for 1993 include only ten months of Tower operations, the Company believes that the results for these periods are not directly comparable. The balance sheet data as of December 31, 1996 reflects the Company's interest in Tower as an investment on the equity method, not otherwise including Tower's balances. The balances as of December 31, 1996 are therefore not comparable to those of previous years.


     Statement of Income Data:
                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                1992        1993        1994       1995       1996
                                                ----        ----        ----       ----       ----
                                                    (in thousands, except per share data)
Sales                                       $  14,790   $  57,945   $  79,711   $129,823   $131,755
Cost of sales                                  10,078      43,261      58,527     90,839    102,094
                                            ----------  ----------  ----------  ---------  ---------
   Gross profit                                 4,712      14,684      21,184     38,984     29,661
Research and development expenses, net            175       1,036       2,911      2,648      5,059
Selling, general and administrative expenses    3,561       7,600      10,602     15,926     18,635
                                            ----------  ----------  ----------  ---------  ---------
   Operating income                               976       6,048       7,671     20,410      5,967
Financial income (expenses), net                  182        (879)       (219)     2,754      3,103
Gain on changes in ownership interests in
   subsidiaries                                 3,917         935      14,755     26,339          -
Other income (expenses), net                     (206)        188        (147)         5        609
                                            ----------  ----------  ----------  ---------  ---------
   Income before income taxes                   4,869       5,916      22,060     49,508      9,679
Income taxes                                      474       1,605       1,632      4,837      2,141
                                            ----------  ----------  ----------  ---------  ---------
   Net income after income taxes                4,395       4,311      20,428     44,671      7,538
Minority interests                                (24)     (2,153)    (10,420)   (25,352)    (7,804)
Equity in affiliates                              (53)        (40)       (227)      (169)    (1,767)
                                            ----------  ----------  ----------  ---------  ---------
   Net income (loss)                        $   4,318   $   2,118   $   9,781  $  19,150  $  (2,033)
                                            ----------  ----------  ----------  ---------  ---------
                                            ----------  ----------  ----------  ---------  ---------
Earnings (loss) per share                   $    1.05   $    0.44   $    1.45  $    2.62  $   (0.28)
                                            ----------  ----------  ----------  ---------  ---------
                                            ----------  ----------  ----------  ---------  ---------
Weighted average number of shares               4,125       4,770       6,728      7,307      7,369
                                            ----------  ----------  ----------  ---------  ---------
                                            ----------  ----------  ----------  ---------  ---------

     Net income for each of the years 1993 through 1995 includes net income attributable to gains on changes in ownership interests in subsidiaries or on the sale of shares in subsidiaries. Excluding the effect of such gains, net income after income taxes and minority interests for the years ended December 31, 1993, 1994, and 1995 would have been $1,813,000, $883,000 and $3,369,000, respectively, and earnings per share for the same periods would have been $0.38, $0.13 and $0.46, respectively.

     Balance Sheet Data:

                                                                  DECEMBER 31,
                                                                  -----------
                                               1992        1993        1994        1995        1996
                                           ---------   ---------   ---------   ---------   ---------
                                                                (in thousands)
Working capital                            $  10,248   $  31,459   $  63,895   $ 141,850   $  13,679
Total assets                               $  19,437   $  71,741   $ 129,552   $ 275,377   $ 102,088
Short-term debt, including current
  maturities of long-term debt             $   1,785   $   6,971   $   3,821   $  16,371   $   2,124
Long-term debt, net of current maturities  $     331   $  13,902   $  12,485   $  22,499   $     331
Minority interests                         $   1,702   $   7,379   $  42,772   $ 129,730   $  29,283
Total shareholders' equity                 $  12,132   $  30,988   $  46,511   $  67,754   $  65,978


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed at "Item 1. Description of Business-Factors That May Influence Future Results."

     The Company commenced providing consulting and development services for computer software and systems in Israel in 1986 and in the United States in 1991. In March 1993, the Company diversified its business through the acquisition of a facility in Israel that manufactures semiconductors using CMOS process technology and the proprietary IC designs of its customers. Since such date the Company conducted its business through two business segments: the Computer Segment and the Semiconductor Segment.

     Due to changes in the Company's voting control in Tower, the balance sheet as at December 31, 1996 does not include Tower balances. The Company therefore believes that these balances are not comparable with those of prior years. Commencing in 1997, the Company will account for its interest in Tower's results using the equity method and will include its prorata share of Tower's net income as equity income.

COMPUTER SOFTWARE SERVICES AND SYSTEMS

     The Company's Computer Segment commenced operations in Israel in 1986 with revenues attributable to the Company's Israeli subsidiaries accounting for 59%, 51%, and 39% of the total revenues of this segment during 1994, 1995 and 1996, respectively. The decreasing percentage is primarily due to the increasing revenues from operations in the United States. The Computer Segment's operations in the United States have had a cumulative operating loss since commencing operations in 1991, reflecting primarily the significant expenditures intended to generate revenues over the long term rather than in current periods. The Company started to realize the benefits of these expenditures towards the end of 1994, achieving significant revenue growth and improved operating results in these operations in 1995. In 1996 the Company invested heavily in development and marketing of these products, resulting in increased operating losses.

     Costs relating to software product development are capitalized (in accordance with applicable accounting principles for software development) to the extent that they are incurred after the technological feasibility of the product has been established and management considers that these costs are recoverable from expected future revenues. When the foregoing criteria are not satisfied, research and development costs relating to product development are expensed as incurred. The Company's results of operations for 1994, 1995 and 1996 reflect $2 million, $914,000 and $415,000 respectively, of research and development expenses (net of government grants) attributable to the Computer Segment. In addition, based on an evaluation by management of the net realizable value of software costs associated with certain of its products under development, the Company recorded write-downs and amortized previously capitalized software costs totaling $1.14 million, $183,000 and $881,000 in 1994, 1995 and 1996 respectively, included in research and development expenses and costs of sales.

     As of December 31, 1994, 1995 and 1996, capitalized software development costs reflected on the balance sheet were $2.2 million, $4.4 million and $5.2 million, respectively. Of such capitalized software costs as of December 31, 1996, $4.3 million relates to the Company's EPSM product which is in beta test. There have been no full product sales of the EPSM to date and there can be no assurance that the Company will in fact derive significant revenues from EPSM. The remaining balance as of December 31, 1996 relates to the Company's PHD-Professional Help Desk product. The Company has initiated amortization of capitalized costs relating to PHD. Costs related to new software modules are capitalized in accordance with applicable accounting principles as described above. The balance sheet as of December 31, 1996 also includes an investment of $1.2 million in the Company's CybrCard multimedia entertainment product, development of which has only recently been completed.

     Applicable accounting principles require that capitalized software costs be periodically reviewed and are written down to net realizable value. Possible additional write-downs of capitalized software costs associated with the products above may significantly affect operating results in 1997 and future periods. See "Item 1. Business Factors Which May Affect Future Results - General Factors - Capitalization of Software Development Costs; Possibility of Future Writedowns".

     Gross profit margins in the operations of the Computer Segment, particularly in Israel, continue to experience downward pressure due to increased labor costs resulting from the relative shortage of qualified programmers and engineers. There can be no assurance that the competitive market place for qualified engineers will not continue to affect margins in future periods.

SEMICONDUCTOR MANUFACTURING

     Tower is an independent "foundry" manufacturer of semiconductor ICs on silicon wafers. As a foundry, Tower manufactures wafers using its advanced production capability and the proprietary IC designs of its customers. Tower manufactures primarily differentiated ICs rather than commodity products. These ICs are incorporated into a wide range of products in diverse markets, including computer and office equipment, communication products and consumer electronics.

     Tower commenced operations as an independent business in March 1993, when it acquired its manufacturing facility from National Semiconductor Corporation (the "Acquisition"). Since the Acquisition through the end of 1995, Tower increased its sales and profitability by (i) expanding its customer base; (ii) expanding its manufacturing capacity, through installation of new equipment, improvement of equipment utilization, reduction of cycle time and streamlining of the manufacturing process; (iii) reducing costs through improvement of equipment, process yields and operational efficiencies and realization of economies of scale; and (iv) advancing its process technology. This allowed Tower to improve its gross profit and operating margins from commencement of operations through the end of 1995.

     During 1996, there was a downturn in the market for semiconductor products generally. In June 1996, Tower announced that Tower and Hewlett-Packard had mutually agreed on the terms for ending the agreement for the purchase by Hewlett-Packard of wafers from Tower. Sales to Hewlett-Packard accounted for 9% and 19% of Tower's sales in 1995 and 1994, respectively, and had been expected to account for approximately 25% of sales in 1996.

     As a result of (i) the end of the agreement with Hewlett-Packard, (ii) the reduction in orders from other customers and (iii) the prevailing weakness in the demand for semiconductors products generally, Tower operated its manufacturing facility substantially below capacity for much of 1996. Utilization improved during the fourth quarter of 1996 and into 1997, primarily as a result of improvement in the personal computer and peripheral end markets and reduction by Tower of its prices . However, the situation in the marketplace remains uncertain and there is no assurance that utilization of Tower's facility will continue at the level necessary to maintain profitable operations. In addition, Tower continues to see downward pressure on prices from both current and potential new customers.

     During 1996, Tower modified its plans for 1996 and 1997, scaling back its capacity expansion plan and increasing the resources allocated to Tower's technology advancement plan, as well as to improvements in infrastructure and operating procedures. Tower does not currently intend to significantly increase the overall capacity of the facility during 1997. Tower intends, however, to continue to make significant expenditures during the remainder of 1997 to continue its process technology advancement program. See "Item 1. Description of Business - Semiconductor Segment - Process Technology," and "Item 1. Description of Business - Semiconductor Segment - Manufacturing Facility".

Results of Operations

     The following table sets forth selected statement of income items as a percentage of total sales of the Company.

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                           1992      1993      1994      1995      1996
                                                           ----      ----      ----      ----      ----
Sales                                                     100.0%    100.0%    100.0%    100.0%    100.0%
Cost of sales                                              68.1%     74.7%     73.4%     70.0%     77.5%
                                                          ------    ------    ------    ------    ------
      Gross profit                                         31.9%     25.3%     26.6%     30.0%     22.5%
Research and development expenses, net                      1.2%      1.8%      3.7%      2.0%      3.8%
Selling, general and administrative expenses               24.1%     13.1%     13.3%     12.3%     14.1%
                                                          ------    ------    ------    ------    ------
      Operating income                                      6.6%     10.4%      9.6%     15.7%      4.5%
Financial income (expenses), net                            1.2%     (1.5%)    (0.3%)     2.1%      2.4%
Gain on changes in ownership interests  in subsidiary      26.5%      1.6%      18.5%     20.3%        -
Other income (expenses), net                               (1.4%)     0.3%     (0.2%)       -       0.4%
                                                          ------    ------    ------    ------    ------
      Income before income taxes                           32.9%     10.2%     27.6%     38.2%      7.3%
Income taxes                                                3.2%      2.8%      2.0%      3.7%      1.6%
                                                          ------    ------    ------    ------    ------
      Net income after income taxes                        29.7%      7.4%     25.6%     34.5%      5.7%
Minority interests                                         (0.1%)    (3.7%)   (13.1%)   (19.5%)    (5.9%)
Equity in affiliates                                       (0.4%)    ( - )     (0.2%)    (0.1%)    (1.3%)
                                                          ------    ------    ------    ------    ------
Net income (loss)                                          29.2%      3.7%     12.3%     14.8%     (1.5%)
                                                          ------    ------    ------    ------    ------

                                          18

     The following table sets forth certain information with respect to the results of operations of the Company and its two business segments for the period from 1994 through 1996, the percentage of total revenues during each year attributable to selected components of the statement of operations data and the year to year percentage changes in such components.

                                                 1994              1995                         1996
                                                 ----              ----        Increase         ----        Increase
                                           Dollar    % of    Dollar    % of   (Decrease)  Dollar    % of   (Decrease)
                                           Amount   Sales    Amount    Sales   from 1994  Amount    Sales  from 1995
                                           ------   -----    ------    -----  ----------  ------    -----  ----------
SEMICONDUCTOR SEGMENT
Sales                                      $57,709           $99,621             72.6%    $97,885            (1.7%)
Gross profit                               $15,061   26.1%   $31,626   31.7%    110.0%    $22,447   22.9%   (29.0%)
Research and development expenses, net        $902    1.6%    $1,734    1.7%     92.2%     $4,062    4.1%   134.3%
Selling, general, administrative expenses   $3,126    5.4%    $6,369    6.4%    103.7%     $7,119    7.2%    11.8%
Operating income                           $11,033   19.1%   $23,523   23.6%    113.2%    $11,266   11.6%   (52.1%)
COMPUTER SEGMENT
Sales                                      $22,002           $30,202             37.3%    $33,870            12.1%
Gross profit                                $6,123   27.8%    $7,358   24.4%     20.2%     $7,214   21.3%    (1.9%)
Research and development expenses, net      $2,009    9.1%      $914    3.0%    (54.5%)      $997    2.9%     9.1%
Selling, general,  administrative expenses  $6,169   28.0%    $7,836   25.9%     27.0%     $9,966   29.4%    27.2%
Operating income (loss)                    ($2,055)  (9.3%)  ($1,392)  (4.6%)    32.3%    ($3,749) (11.1%)  169.4%
CORPORATE
Selling, general, administrative expenses   $1,332            $1,721             31.7%     $1,550            (9.9%)
COMBINED
Sales                                      $79,711          $129,823             62.9%   $131,755             1.5%
Gross profit                               $21,184   26.6%   $38,984   30.0%     84.0%    $29,661   22.5%   (23.9%)
Research and development expenses, net      $2,911    3.7%    $2,648    2.0%     (9.0%)    $5,059    3.8%    91.0%
Selling, general, administrative expenses  $10,602   13.3%   $15,926   12.3%     50.2%    $18,635   14.1%    17.0%
Operating income                            $7,671    9.6%   $20,410   15.7%     166.%     $5,967    4.5%   (70.8%)


     YEARS ENDED DECEMBER 31, 1996 AND 1995

     Sales. The decrease in Semiconductor Segment sales was entirely due to a decrease in average sales price, resulting from a general downturn in the market for semiconductor products during the second half of 1996. Computer Segment sales increased due to a 35% increase in sales from the Company's United States operations, attributable to a 93% increase in Computer Hardware
- VAR sales and a 102% increase in PHD-TM-software sales, partially offset by a decrease in revenues from consulting services.

     GROSS PROFIT. The decrease in gross profit as a percentage of Semiconductor Segment sales, was primarily attributable to the impact of increased costs associated with the depreciation of the cost of the expansion of Tower's manufacturing facility and the operation of the plant below capacity during the second half of 1996 as well as the decrease in average sales price referred to above. The decrease in gross profits as a percentage of Computer Segment sales was primarily attributable to (i) the increased percentage of sales attributable to Computer Hardware-VAR sales which charictaristcly have lower gross profit margins, and (ii) a decrease in profitability in the Company's Israeli consulting systems and software activity, due to increased direct labor costs.

     RESEARCH AND DEVELOPMENT EXPENSES. The increase in research and development expenses in the Semiconductor Segment reflected higher process development expenses related to the implementation of Tower's technology advancement plan. For a discussion of research and development costs in the Computer Segment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-General".

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The increase in SG&A and SG&A as a percentage of sales for the Semiconductor Segment was primarily attributable to increased marketing expenses and professional fees. The increase in Computer Segment SG&A as a percentage of segment sales was primarily attributable to SG&A expenses associated with the marketing and general introduction of the Company's PHD and CybrCard products, as well as a decrease in the Segment's Israeli operations without a commensurate decrease in the SG&A of such operations.
                                          19

     OPERATING INCOME. The decrease in operating income was primarily due to the aforementioned decrease in gross profits.

     GAIN ON CHANGES IN OWNERSHIP INTEREST IN SUBSIDIARY. The gain in 1995 was from Tower's public offering, net of certain expenses, minority interests in this gain was approximately $10.5 million.

     INCOME TAXES. The increase in the effective tax rate for the year ended December 31, 1996 was primarily attributable to (i) the recording in 1995 of a non-taxable gain on changes in ownership interests in subsidiaries related to the public offering of stock by the Company's Tower subsidiary, and (ii) the recording of taxes payable on a dividend distributed to the Company by its Tower subsidiary in 1996.

YEARS ENDED DECEMBER 31, 1995 AND 1994

     SALES. The increase in Semiconductor Segment sales was primarily due to the following factors: (i) increased shipments (accounting for approximately
90% of the increase) made possible by increased manufacturing capacity; and
(ii) the realization of a higher average wafer sales prices, reflecting a change in product mix, including the commencement of the sale of wafers manufactured using the 0.8 micron process double and triple level processes. Computer Segment sales increased due to a 55% increase in sales from the Company's United States ongoing operations, the addition of Cornell, acquired in June 1995, and a 14% increase in sales from the Company's Israeli operations.

     GROSS PROFIT. The increase in the gross profit margin in the Semiconductor Segment, was due primarily to the realization of economies of scale and streamlining of the manufacturing process, thereby reducing average wafer costs by over 5% in 1995 as compared to 1994, and higher average wafer sales price, as mentioned above. This increase was partially offset by an increase in depreciation expenses attributable to the purchase of fixed assets in connection with the implementation of Tower's expansion plan. The increase in gross profits of the Computer Segment was entirely attributable to the Company's United States operations. The decrease in the gross profit margin for the Computer Segment was attributable to decreased margins in the Segment's Israeli operation resulting from increased direct labor costs.

     RESEARCH AND DEVELOPMENT EXPENSES. The increase in the Semiconductor Segment reflected higher process development expenses related to the implementation of Tower's technology advancement plan. The decrease in research and development expenses in the Computer Segment was primarily attributable to write-downs in 1994, totaling approximately $1.14 million, of previously capitalized software.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The increase in SG&A as a percentage of sales for the Semiconductor Segment was primarily attributable to increased salary expenses due to profit sharing as well as increased consulting fees related to its expansion plans. The decrease in Computer Segment
SG&A as a percentage of segment sales was attributable to the fact that segment sales of its United States operations increased without a commensurate increase in SG&A.

     OPERATING INCOME. Operating income increased due to significant increases in both operating segments. The remaining operating losses in the Computer Segment were attributable to continued development and marketing activity of the Company's PHD product and other new products. Though these activities have had initial sales, they have not yet become profitable.

     FINANCIAL INCOME. The entire increase in financial income was attributable to the monetary balances in Tower, primarily due to its public offerings at the end of 1994 and in July 1995.

     GAIN ON CHANGES IN OWNERSHIP INTEREST IN SUBSIDIARY. In 1995 and 1994 the Company realized gains of approximately $26.3 million and $14.76 million, respectively, primarily from Tower's public offerings, net of certain expenses. Minority interests in these gains were approximately $10.5 million in 1995 and $5.9 million in 1994.

     INCOME TAXES. The increase in the effective tax rate for the year ended December 31, 1995 was primarily attributable to a non-recurring tax reduction in 1994 of $437,000 relating to employee stock compensation to Israeli employees.

     NET INCOME. Net income for 1995 and 1994 includes net income of $15.8 million (after taxes and minority interest), or $2.17 per share, and $8.9 million (after taxes and minority interest), or $1.32 per share, respectively,
                                          20
attributable to the aforementioned gain resulting from Tower's public offerings. Excluding this effect, net income increased by more than $2.9 million, or 329%, to $3.8 million, or $0.46 per share in 1995, from $883,000, or $0.13 per share in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, DSSI and its wholly-owned subsidiaries had working capital of $7.1 million including cash and cash equivalents of $2.2 million and marketable securities and short term bank deposits of $5 million. Although there is no legal restriction preventing disposition of the Company's investments or the distribution to the Company of their earnings, cash of these subsidiaries, (including DSSI's principal subsidiaries, DSI Israel and Tower) is generally not available for use by DSSI or other subsidiaries. DSSI has financed the operations of its wholly owned subsidiaries from the proceeds of a public offering in 1993, an institutional private placement in June 1994 and the receipt of a cash dividend from Tower in December 1996. DSSI believes that it
has adequate liquidity to finance its ongoing activities.    There is no
assurance that the Company will have adequate resources and liquidity to finance all of its product development and marketing efforts. In such event the Company may seek financing from others in connection with these activities.

     DSI Israel has satisfied its financial and operating requirements principally through cash from operations and the net proceeds of its initial public offering in December 1992. As of December 31, 1996 DSI Israel had working capital of $3.2 million, including cash, short term bank deposits and marketable securities of $854,000. Certain bank deposits serve as collateral for bank loans and guarantees.

     Although the Company has retained effective control of Tower, as of the end of December 1996, the Company no longer maintained voting control of more than 50% of Tower's shares and, therefore, ceased to consolidate Tower's balance sheet as of year end.

     Tower has satisfied its financial and operating requirements principally through cash from operations, Investment Center grants, an advance from a customer and the net proceeds of its public offerings in 1994 and 1995. As of December 31, 1996 Tower had working capital of $79.7 million, including cash, short-term bank deposits and marketable securities of $72.2 million.

   IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

     During 1996 approximately 90% of the Company's sales were denominated in dollars. The remaining portion is primarily denominated in New Israel Shekels ("NIS") that are linked to the dollar. Such sales transactions are negotiated in dollars; however for the convenience of the customer are settled in NIS. These transaction amounts are linked to the dollar between the date the transactions are entered into until the date they are effected and billed for. Subsequent thereto, through the date of settlement, amounts are primarily unlinked. The majority of the Company's expenses in 1996 were in dollars or dollar-linked NIS and virtually all the remaining expenses were in NIS. The dollar cost of the Company's operations in Israel is influenced by the timing of, and the extent to which, any increase in the rate of inflation in Israel over the rate of inflation in the United States is not offset by the devaluation of the NIS in relation to the dollar. During 1996, the NIS was devalued against the dollar by approximately 3.7%, while the consumer price index in Israel increased by 10.6%. The Company believes that the rate of inflation in Israel has had a minor effect on its business to date. However, the Company's dollar costs in Israel will increase if inflation in Israel continues, as in the past years, to exceed the devaluation of the NIS against the dollar or if the timing of such devaluation lags behind inflation in Israel.

     Tower has commitments outstanding in Japanese Yen incurred for certain capital equipment expenditures. Tower purchases forward exchange contracts to reduce its financial exposure to fluctuation in the Japanese Yen/US, dollar exchange rate resulting from such commitments. The Company does not engage in any other hedging activities.

     As of December 31, 1996, virtually all of the Company's monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS, and the net amount of such monetary assets and liabilities was not material. In the event that in the future the Company has material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.
                                          21

SUMMARY QUARTERLY FINANCIAL DATA

     The following table sets forth certain unaudited quarterly financial information for the Company for the years ended December 31, 1995 and 1996. This information should be read in conjunction with the financial statements of the Company and the notes thereto.

                                                           1995                                    1996
                                           -------------------------------------   -------------------------------------
                                            First    Second     Third    Fourth     First    Second    Third     Fourth
                                           Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                                           -------   -------   -------   -------   -------   -------   -------   -------
                                                                            (Unaudited)
                                                             (in thousands, except per share amounts)
Sales                                      $27,944   $31,100   $33,765   $37,014   $30,602   $36,711   $28,702   $35,740
Cost of sales                               20,032    21,644    23,807    25,356    25,799    28,815    24,152    23,328
                                           -------   -------   -------   -------   -------   -------   -------   -------
Gross profit                                 7,912     9,456     9,958    11,658     9,933     7,896     4,550     7,282
Research and development expenses,  net        574       592       609       873       835       893     1,535     1,796
Selling, general and
  administrative expenses                    3,425     4,081     4,380     4,040     4,454     4,626     4,192     5,363
                                           -------   -------   -------   -------   -------   -------   -------   -------
Operating income (loss)                      3,913     4,783     4,969     6,745     4,644     2,377    (1,177)      123
Financial income (expenses), net               199       285     1,343       927     1,165       820       687       431
Gain on changes in ownership
  interests in subsidiaries                      -         -     6,339         -         -         -         -         -
Other income (expenses), net                     9        19       (11)      (12)       17        12     1,840    (1,260)
                                           -------   -------   -------   -------   -------   -------   -------   -------
Income before income taxes                   4,121     5,087    32,640     7,660     5,826     3,209     1,350      (706)
Income taxes                                   856     1,022     1,099     1,860     1,161       489     1,434      (943)
                                           -------   -------   -------   -------   -------   -------   -------   -------
Net income (loss) after income taxes         3,265     4,065    31,541     5,800     4,665     2,720       (84)      237
Minority interests                           2,520     3,052    14,891     4,889     3,819     2,325       724       936
Equity in affiliates                           (93)      (34)      (20)      (22)      (73)      (53)     (416)   (1,225)
                                           -------   -------   -------   -------   -------   -------   -------   -------
Net income (loss)                             $652      $979   $16,630      $889      $773      $342   ($1,224)  ($1,924)
                                           -------   -------   -------   -------   -------   -------   -------   -------
                                           -------   -------   -------   -------   -------   -------   -------   -------
Earnings (loss) per share                    $0.10     $0.14     $2.16     $0.12     $0.10     $0.04    ($0.17)   ($0.26)
                                           -------   -------   -------   -------   -------   -------   -------   -------
                                           -------   -------   -------   -------   -------   -------   -------   -------
Weighted average number
  of shares outstanding                      6,829     6,885     7,705     7,608     7,310     7,534     7,373     7,400
                                           -------   -------   -------   -------   -------   -------   -------   -------
                                           -------   -------   -------   -------   -------   -------   -------   -------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Furnished at end of Report commencing on page F-1. Financial Statements of Tower Semiconductor Ltd are included commencing at page F-21 in accordance with Rule 3-09(a) of Regulation S-X.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          -----------------------------------------------

    The information relating to each director and nominee for director of the Company and the information relating to the Company's executive officers, appearing under the captions "Election of Directors -- Certain Information Regarding Directors and Executive Officers" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed on or before May 1, 1997 (the "1997 Proxy Statement") is hereby incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

    The information relating to compensation of directors and executive officers appearing under the caption "Election of Directors -- Directors' Remuneration", "Election of Directors -- Employment Arrangements -- Executive Compensation" in the 1997 Proxy Statement is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

    The information relating to security ownership appearing under the caption "Stock Ownership" in the 1997 Proxy Statement is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

    The information relating to certain relationships and transactions appearing under the caption "Certain Transactions" in the 1997 Proxy Statement is hereby incorporated by reference.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
          -----------------------------------------------------------------

(a)   EXHIBITS:

    3.1 Certificate of Incorporation of the Registrant, with amendments thereto (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-70482) (the "1993 Registration Statement")).

    3.2 By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-44027) (the "1992 Registration Statement")).

    3.3 Amendments to the By-laws of the Registrant adopted December 27, 1994 (incorporated by reference to Exhibit 3.3 of the Registrant's Current Report on Form 8-K dated January 10, 1995).

    4.1 Specimen certificate for the Common Stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).

    4.2 Form of Underwriter's Warrant Agreement, including form of Underwriter's Warrant (incorporated herein by reference to Exhibit
          4.4 to the 1993 Registration Statement).

    4.3 Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10K for the year ended December 31, 1995 (the "1995 10-K").

  *10.1 Employment Agreement between the Registrant and George Morgenstern, dated as of January 1, 1994 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

  *10.2 Employment Agreement between the Registrant and Shmuel Fogel, dated September 1, 1986 (incorporated herein by reference to Exhibit 10.3 to the 1992 Registration Statement).

  *10.3   1991 Stock Option Plan (incorporated herein by reference to Exhibit
          10.4 to the 1992 Registration Statement).

  *10.4 1994 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the 1995 10-K).

  *10.5 1994 Stock Option Plan for Outside Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the 1995 10-K).

   10.6 1995 Stock Option Plan for Nonmanagement Employees (incorporated herein by reference to Exhibit 10.6 to the 1995 10-K).

   10.7 Subcontract between DSI Israel and EDO Corporation for Tasks Related to the Sonar Project (incorporated herein by reference to Exhibit
          10.6 to the 1992 Registration Statement).

  *10.8 Trust Agreement between Israel Discount Bank Trust Company Ltd., DSI Israel, the Registrant and the beneficiaries named therein dated August 16, 1992 (incorporated by reference to Exhibit 10.19 to the 1992 Registration Statement).

  10.9 Lease Agreement between Tower Semiconductor Ltd. ("Tower") and the Israel Lands Administration (incorporated herein by reference to Exhibit 10.1 to Tower's Registration Statement on Form S-1 (File No. 33-83126) (the "First Tower Registration Statement")).

  10.10 Joint Venture Formation Agreement among the Registrant, National Semiconductor

          Corporation and National Semiconductor (IC) Ltd., dated December 24, 1992 (incorporated herein by reference to Exhibit 10.2 to the First Tower Registration Statement).

  10.11 Shareholders Agreement between National Semiconductor (IC) Ltd. and Tower Semiconductor Holdings 1993 Limited, dated as of February 28, 1993, as amended (incorporated herein by reference to Exhibit 10.3 to the First Tower Registration Statement).

  10.12 Amendment dated November 1995 to the Shareholders Agreement listed above as Exhibit 10.11 (incorporated by reference to Exhibit 1.2 to Tower's Annual Report on Form 20-F for the year ended December 31,
          1994) (the "Tower 1994 20-F").

  10.13 Amendment dated June 12, 1995 to the Shareholders Agreement listed above as Exhibit 10.11 (incorporated by reference to Exhibit 10.3.2 to Tower's Registration Statement on Form F-1 (File No. 33-93434) (the "Second Tower Registration Statement")).

  10.14 Amendment dated as of September 22, 1996 to the Shareholders Agreement listed above as Exhibit 10.11. (incorporated herein by reference to the 1995 10-K).

  10.15   Registration Rights Agreement among Tower, National Semiconductor
          (IC) Ltd., and Tower Semiconductor Holdings 1993 Limited, dated as of February 28, 1993 (incorporated herein by reference to Exhibit 10.4 to the First Tower Registration Statement).

  10.16 Purchase Agreement between National Semiconductor Corporation and Tower, dated as of February 28, 1993, as amended (incorporated herein by reference to Exhibit 10.5 to the First Tower Registration Statement).

  10.17 Addendum to Purchase Agreement listed as Exhibit 10.11 above (incorporated by reference to Exhibit 1.1 to the Tower 1994 20-F).

  10.18   Supplement dated May 15, 1995, to Purchase Agreement listed as
          Exhibit 10.5 above (incorporated by reference to Exhibit 10.5.2 to the Second Tower Registration Statement).

  10.19 Technology Transfer Agreement between National Semiconductor Corporation and Tower, dated as of February 28, 1993 (incorporated herein by reference to Exhibit 10.6 to the First Tower Registration Statement).

  10.20 Joint Venture Formation Agreement between the Registrant and The Israel Corporation Ltd., dated as of February 28, 1993 (incorporated herein by reference to Exhibit 10.7 to the First Tower Registration Statement).

  10.21 Shareholders Agreement among the Registrant, The Israel Corporation Ltd. and Tower Semiconductor Holdings 1993 Limited, dated as of February 28, 1993, as amended (incorporated herein by reference to Exhibit 10.8 to the First Tower Registration Statement).

  10.22 Mutual Services Agreement between Tower and National Semiconductor Corporation, dated July 1, 1994 (incorporated herein by reference to Exhibit 10.9 to the First Tower Registration Statement).

  10.23 Purchase Agreement, as amended, between Tower and Hewlett-Packard Company, dated January 16, 1994 (incorporated herein by reference to Exhibit 10.10 to the First Tower Registration Statement).

  10.24 Technology Transfer and License Agreement between Tower and Hewlett-Packard Company, dated February 22, 1994 (incorporated herein by reference to Exhibit 10.11 to the First Tower Registration Statement).

  10.25 Special Collective Agreement and Letter of Indemnity dated October 4, 1994 between Tower, the Histadrut and Mivtachim Social Institute of Employees Ltd. (incorporated herein by reference to Exhibit 10.12 to the First Tower Registration Statement).

  10.26 Contract Supply Agreement between Tower and Motorola, Inc., dated May 24, 1994, as amended (incorporated herein by reference to Exhibit 10.13 to the First Tower Registration Statement).

  10.27 Certificate of Approval of the Investment Center of the Israel Ministry of Industry and Trade (incorporated herein by reference to Exhibit 10.14 to the First Tower Registration Statement).**

  10.28 Certificate of approval for the Investment Center of the Israel Ministry of Industry and Trade dated January 24, 1996.**

  10.29 Bank Loan and Credit Line Agreements among the Registrant, Bank Leumi Le-Israel B.M. and Bank Hapoalim B.V., as amended (incorporated herein by reference to Exhibit 10.15 to the First Tower Registration Statement).

  *10.30 Form of Tower Employee Share Purchase Plan Agreement (incorporated herein by reference to Exhibit 10.16 to the First Tower Registration Statement).

  *10.31 Employment Agreement between the Registrant and Sanford L. Kane, dated as of July 1, 1994 (incorporated herein by reference to Exhibit
          10.18 to the First Tower Registration Statement).

  *10.32 Agreement dated April 10, 1995, between the Company and Sanford L. Kane (incorporated herein by reference to Exhibit 21.1 to the 1995 10-K).

  *10.33 Employment Agreement between Tower and Rafael Levin, dated February 25, 1993, as amended (incorporated herein by reference to Exhibit
          10.19 to the First Tower Registration Statement).

  *10.34 Employment Agreement between Tower and Yoav Nissan-Cohen, dated February 25, 1993, as amended (incorporated herein by reference to Exhibit 10.20 to the First Tower Registration Statement).

  10.35 Agreement between the Registrant and Tower dated January 18, 1994 (incorporated herein by reference to Exhibit 10.21 to the First Tower Registration Statement).

  10.36 Agreement between the Registrant and Tower, dated June 12, 1995 (incorporated herein by reference to Exhibit 10.22 to the Second Tower Registration Statement).

  10.37 Promissory Note dated July 1, 1996 of Geotek Communications, Inc. in the principal amount of $2,000,000 payable to Decision System Israel Ltd.

  11.1    Calculation of earnings per share.

  22.1 List of subsidiaries (incorporated by reference to Exhibit 21.1 to the 1995 Form 10-K).

  24.1    Consent of Igal Brightman & Co.

  27.1    Financial Data Schedule

--------------------------

     * This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Company participate.

    **  Hebrew original, accompanied by English language translation or summary.


(b) FINANCIAL STATEMENT SCHEDULES.

    None.

(C) REPORTS ON FORM 8-K.

    The Company filed no reports on Form 8-K during the last three months of 1996.

                                      SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on April 3, 1997.

               DATA SYSTEMS & SOFTWARE INC.



                    By   /s/  George Morgenstern
                         --------------------------------
                         George Morgenstern
                         Chairman of the Board, President
                          and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

    SIGNATURE                        TITLE                            DATE
    ---------                        -----                            ----
/s/  George Morgenstern
--------------------------   Chairman of the Board;              April 3, 1997
    George Morgenstern       President; Chief Executive
                             Officer; and Director

/s/ Robert L. Kuhn
--------------------------   Vice Chairman and Director          April 3, 1997
    Robert L. Kuhn


--------------------------   Executive Vice President            April  , 1997
    Samuel Fogel             and Director

/s/ Yacov Kaufman
--------------------------   Vice President, Chief               April 3, 1997
    Yacov Kaufman            Financial Officer (Principal
                             Financial Officer and
                             Principal Accounting Officer)

/s/ Harvey Eisenberger
--------------------------   Director                            April 3, 1997
    Harvey Eisenberger

/s/  Allen I. Schiff
--------------------------    Director                           April 3, 1997
    Allen I. Schiff

--------------------------    Director                           April  , 1997
    Maxwell M. Rabb

/s/ Sheldon Krause
--------------------------    Secretary and Director             April 3, 1997
    Sheldon Krause

                             DATA SYSTEMS & SOFTWARE INC.
                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



CONSOLIDATED FINANCIAL STATEMENTS OF DATA SYSTEMS & SOFTWARE INC.:

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . .   F-1

Consolidated Balance Sheets as of December 31,
  1995 and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Statements of Income for the
  years ended December 31, 1994, December 31,
  1995 and December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . F-3

Consolidated Statement of Changes in Shareholders'
  Equity for the years ended December 31, 1994
  December 31, 1995 and December 31, 1996. . . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Cash Flows for the
  years ended December 31, 1994, December 31, 1995
  and December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . F-7



FINANCIAL STATEMENTS OF TOWER SEMICONDUCTOR LTD.:


Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-21

Balance Sheets as of December 31, 1996 and December 31, 1995  . . . . . .   F-22

Statements of Income for the
  years ended December 31, 1996, December 31, 1995
  and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . .   F-23

Statement of Changes in Shareholders' Equity for the
  years ended December 31, 1996, December 31, 1995
  and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . .   F-24

Statements of Cash Flows for the
  years ended December 31, 1996, December 31, 1995
  and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . .   F-25

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . .   F-26

                            REPORT OF INDEPENDENT AUDITORS
                    TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                             DATA SYSTEMS & SOFTWARE INC.



We have audited the accompanying consolidated balance sheets of Data Systems & Software Inc. ("the Company") and its subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Israel, including those prescribed by the Israeli Auditors' Regulations (Auditor's Mode of Performance) - 1973, which auditing standards are substantially identical to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 1995 and 1996, and the results of their operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, in accordance with accounting principles generally accepted in Israel and in the United States. As applicable to these financial statements, such accounting principles are substantially identical in all material respects.

IGAL BRIGHTMAN & CO.
Certified Public Accountants (Isr.)
Tel Aviv, Israel
March 31, 1997

                    DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (dollars in thousands)


                                                                                                    AS OF DECEMBER 31,
                                                                                                  ---------------------
                                                             ASSETS                                1995         1996(*)
                                                                                                  ---------------------
Current assets:
      Cash and cash equivalents                                                                  $25,959         $2,464
      Short-term interest bearing bank deposits                                                   26,991            398
      Marketable debt securities (Note 3)                                                         83,965          5,226
      Restricted cash (Note 10)                                                                    1,366          1,403
      Trade accounts receivable (Note 4)                                                          21,040          7,875
      Inventory (Note 5)                                                                          13,629            953
      Other current assets (Note 6)                                                               21,291          1,740
                                                                                                --------        -------
            Total current assets                                                                 194,241         20,059
                                                                                                --------        -------
Investments (Note 7)                                                                               1,763         68,372
                                                                                                --------        -------
Property and equipment, net (Note 8)                                                              71,889          2,279
                                                                                                --------        -------
Other assets:
      Capitalized software development costs, net  (Note 9)                                        4,425          5,229
      Intangible assets, primarily goodwill                                                          843            468
      Note receivable (Note 7)                                                                         0          2,083
      Other                                                                                        2,216          3,626
                                                                                                --------        -------
                                                                                                   7,484         11,406
                                                                                                --------        -------
            Total assets                                                                        $275,377       $102,116
                                                                                                --------        -------
                                                                                                --------        -------
                                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term debt - banks and others (Note 10)                                                $4,878         $1,962
      Current maturities of long-term debt - banks and others (Note 12)                           11,493            162
      Trade accounts payable (Note 11)                                                            25,300          1,643
      Accrued payroll, payroll taxes and social benefits                                           6,962          2,140
      Other current liabilities                                                                    3,758            476
                                                                                                --------        -------
            Total current liabilities                                                             52,391          6,383
                                                                                                --------        -------
Long-term liabilities:
      Long-term debt - banks and others, net of current maturities (Note 12)                      22,499            331
      Foreign deferred taxes                                                                       1,812              0
      Other  (Note 13)                                                                             1,191            141
                                                                                                --------        -------
            Total long-term liabilities                                                           25,502            472
                                                                                                --------        -------
Commitments and contingencies (Note 14)

Minority interests                                                                               129,730         29,283
                                                                                                --------        -------
Shareholders' equity (Note 15):
      Common stock - $.01 par value per share:  Authorized 20,000,000 shares;
        Issued - 7,590,665 and 7,708,540 shares at
        December 31, 1995 and 1996, respectively                                                      75             77
      Additional paid-in capital                                                                  33,742         33,997
      Retained earnings                                                                           35,785         33,752
                                                                                                --------        -------
                                                                                                  69,602         67,826
      Treasury stock, at cost - 339,362 shares at December 31, 1995 and 1996, respectively        (1,848)        (1,848)
                                                                                                --------        -------
            Total shareholders' equity                                                            67,754         65,978
                                                                                                --------        -------
            Total liabilities and shareholders' equity                                          $275,377       $102,116
                                                                                                --------        -------
                                                                                                --------        -------

(*) The balances as of December 31, 1996 reflect the investment in Tower Semiconductor Ltd. on the equity method. Accordingly, the balances of 1995 and 1996 are not comparable - see Note 2.

      The accompanying notes are an integral part of these financial statements.

                                   DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                   (dollars in thousands, except per share data)

                                                                                YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                           1994           1995           1996
                                                                          --------------------------------------
Sales:
      Products                                                            $63,443       $110,116       $113,235
      Services                                                             16,268         19,707         18,520
                                                                         --------       --------       --------
                                                                           79,711        129,823        131,755
                                                                         --------       --------       --------
Cost of sales:
      Products                                                             47,463         76,181         87,706
      Services                                                             11,064         14,658         14,388
                                                                         --------       --------       --------
                                                                           58,527         90,839        102,094
                                                                         --------       --------       --------

      Gross profit                                                         21,184         38,984         29,661

Research and development expenses, net                                      2,911          2,648          5,059
Selling, general and administrative expenses                               10,602         15,926         18,635
                                                                         --------       --------       --------

      Operating income                                                      7,671         20,410          5,967

Financial income                                                            1,313          5,188          5,321
Financial expenses                                                         (1,532)        (2,434)        (2,218)
Gain on changes in ownership interests in subsidiaries (Note 17)           14,755         26,339              0
Other income (expenses), net                                                 (147)             5            609
                                                                         --------       --------       --------

      Income before income taxes                                           22,060         49,508          9,679

Income taxes (Note 18)                                                      1,632          4,837          2,141
                                                                         --------       --------       --------

      Income after income taxes                                            20,428         44,671          7,538

Minority interests                                                        (10,420)       (25,352)        (7,804)
Equity in affiliates                                                         (227)          (169)        (1,767)
                                                                         --------       --------       --------


      Net income (loss)                                                    $9,781         $19,150       ($2,033)
                                                                         --------       --------       --------
                                                                         --------       --------       --------
Earnings (loss) per common and common
      equivalent share                                                      $1.45          $2.62         ($0.28)
                                                                         --------       --------       --------
                                                                         --------       --------       --------

Weighted average number of shares (in thousands)                            6,728          7,307          7,369
                                                                         --------       --------       --------
                                                                         --------       --------       --------


      The accompanying notes are an integral part of these financial statements.

                             DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (dollars in thousands, except share data)

                                   NUMBER                 ADDITIONAL
                                     OF         COMMON      PAID-IN      TREASURY    RETAINED
                                   SHARES        STOCK      CAPITAL        STOCK     EARNINGS      TOTAL
                                 ----------   ----------   ----------   ----------   ---------   ----------
Balances, January 1, 1994         6,182,500          $62      $24,072            -      $6,854      $30,988

Additional stock issued             947,568            9        6,244            -           -        6,253

Amortization of restricted
 stock option compensation                -            -           56            -           -           56

Purchase of treasury stock                -            -            -         (567)          -         (567)


Net income                                -                                              9,781        9,781
                                 ----------   ----------   ----------   ----------   ---------   ----------

Balances, December 31, 1994       7,130,068           71       30,372         (567)     16,635       46,511

Purchase of treasury stock                -            -            -       (1,281)          -       (1,281)

Issuance of common stock
 relating to business
 acquisitions                       128,707            1        1,133            -           -        1,134

Common stock issued upon
 exercise of options and
 warrants, net                      331,890            3        2,237            -           -        2,240

Net income                                -            -            -            -      19,150       19,150
                                 ----------   ----------   ----------   ----------   ---------   ----------

Balances, December 31, 1995       7,590,665           75       33,742       (1,848)     35,785       67,754

Common stock issued in
 restricted stock award             100,000            1          587            -           -          588

Unamortized restricted stock
 award compensation                       -            -         (437)           -           -         (437)

Common stock issued upon
 exercise of options                 17,875            1          105            -           -          106

Net loss                                  -            -            -            -      (2,033)      (2,033)
                                 ----------   ----------   ----------   ----------   ---------   ----------

Balances, December 31, 1996       7,708,540          $77      $33,997      ($1,848)    $33,752      $65,978
                                 ----------   ----------   ----------   ----------   ---------   ----------
                                 ----------   ----------   ----------   ----------   ---------   ----------


      The accompanying notes are an integral part of these financial statements.

                              DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (dollars in thousands)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             --------------------------------
                                                                               1994       1995       1996
                                                                             --------------------------------
Cash flows from operating activities:
      Net income (loss)                                                       $9,781     $19,150    ($2,033)
      Adjustments to reconcile net income (loss) to net cash provided
        by operating activities - see Schedule A                              (4,366)     15,097     17,087
                                                                            ---------    --------   --------
        Net cash provided by operating activities                              5,415      34,247     15,054
                                                                            ---------    --------   --------
Cash flows used in investment activities:
      Short-term and long-term bank deposits, net                               (440)    (22,712)      (403)
      Restricted cash, net                                                       430           0          0
      Investment in marketable securities                                   (139,562)   (232,184)  (194,798)
      Proceeds from realization of marketable securities                     104,318     200,089    243,257
      Acquisitions of property and equipment                                 (16,969)    (51,381)   (51,728)
      Proceeds from sale of property and equipment                               116          39        229
      Proceeds from sale of shares in a non-affiliated company                     0           0         80
      Investments in capitalized software development costs, net              (1,688)     (2,408)    (1,965)
      Investments in other assets                                               (116)     (1,028)       (36)
      Loans to affiliates                                                       (256)       (266)    (2,785)
      Net effect of change in reporting from consolidation
        to equity method - see Schedule B                                          0           0    (11,459)
      Net cash acquired (transferred) on purchase (sale) of subsidiaries           0         272       (130)
                                                                            ---------    --------   --------
        Net cash used in investment activities                               (54,167)   (109,579)   (19,738)
                                                                            ---------    --------   --------
Cash flows from (used in) financing activities:
      Net proceeds from public offering of securities of subsidiary           38,338      88,068          0
      Proceeds from issuance of common stock, net                              6,253       2,240        106
      Minority interest portion of subsidiary dividend distribution                0           0    (14,931)
      Investment in subsidiary by minority interest                            2,533           0          0
      Purchase of treasury stock                                                (567)     (1,338)         0
      Short-term debt, net                                                      (125)      2,567     (1,625)
      Proceeds from long-term debt                                             2,057       6,514        230
      Repayments of long-term debt                                            (6,478)     (7,887)      (341)
      Liability in respect of customer advances                                    0       4,500          0
      Repayment of liability in respect of customer advances                       0           0     (2,250)
                                                                            ---------    --------   --------
        Net cash provided by (used in) financing activities                   42,011      94,664    (18,811)
                                                                            ---------    --------   --------
Net increase (decrease) in cash and cash equivalents                          (6,741)     19,332    (23,495)

Cash and cash equivalents at beginning of year                                13,368       6,627     25,959
                                                                            ---------    --------   --------
Cash and cash equivalents at end of year                                      $6,627     $25,959     $2,464
                                                                            ---------    --------   --------
                                                                            ---------    --------   --------
Supplemental cash flow information:
 Cash paid during the period for:
      Interest                                                                 $1,014       $911       $829
                                                                            ---------    --------   --------
                                                                            ---------    --------   --------
      Income taxes                                                             $2,604     $3,422     $2,360
                                                                            ---------    --------   --------
                                                                            ---------    --------   --------

      The accompanying notes are an integral part of these financial statements.

                                DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                              SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (dollars in thousands)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                               1994        1995        1996
                                                                              -------------------------------
A.  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                           $4,263      $8,880     $16,829
      Gain on changes in ownership interests in subsidiaries                 (14,755)    (26,339)          -
      Gain on sale of affiliate                                                    -           -      (1,710)
      Minority interests                                                      10,420      25,352       7,804
      Write-down of capitalized software development costs                     1,144         183         583
      Earnings on marketable debt securities                                    (826)     (3,775)     (3,330)
      Deferred income taxes                                                      474       2,421       1,715
      Increase in liability for severance pay                                    117         492         176
      Equity in affilliates                                                      227         169       1,767
      Gain on sale of property, plant and equipment, net                         (14)         91          55
      Other                                                                       62          71        (276)
      Decrease (increase) in accounts receivable and  other current assets    (5,824)    (22,789)      7,757
      Increase in inventory                                                   (3,493)     (3,553)     (2,461)
      Decrease (increase) in long-term receivables                              (582)        324        (163)
      Increase (decrease) in accounts payable and other current liabilities    4,421      16,767     (10,219)
      Increase (decrease) in liability in respect of customer advances, net        -      16,803      (1,440)
                                                                             --------    --------    --------
                                                                             ($4,366)    $15,097     $17,087
                                                                             --------    --------    --------
                                                                             --------    --------    --------

B.   Net effect of change in reporting from consolidation to equity method - see Note 2:
      Working capital, net of cash                                                 -           -      68,217
      Investment recorded                                                          -           -     (65,884)
      Property and equipment                                                       -           -     104,582
      Other assets                                                                 -           -         120
      Other liabilities                                                            -           -     (25,256)
      Minority interests                                                           -           -     (93,238)
                                                                             --------    --------    --------

                                                                                   -           -    ($11,459)
                                                                             --------    --------    --------
                                                                             --------    --------    --------

C.    Non - cash activities:
      Issuance of common stock related to business acquisitions                $   0     $ 1,134     $     0
                                                                             --------    --------    --------
                                                                             --------    --------    --------
      Notes received upon sale of subsidiary                                   $   0     $     0     $   589
                                                                             --------    --------    --------
                                                                             --------    --------    --------
      Note received upon sale of affiliate                                     $   0     $     0     $ 2,000
                                                                             --------    --------    --------
                                                                             --------    --------    --------


      The accompanying notes are an integral part of these financial statements.

                    DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                    (dollars in thousands, except per share data)

NOTE 1 - GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

(a) DESCRIPTION OF BUSINESS
Data Systems & Software Inc., a Delaware corporation ("DSSI"), through its subsidiaries and affiliates (collectively, "the Company"), (i) provides consulting and development services for computer software and systems and pre-packaged software solutions, and is an authorized dealer and a value-added-reseller of computer hardware, and (ii) engages in the manufacture of semiconductors. The Company's principal business operations are conducted in Israel (see Note 19). The Company's shares are traded on the Nasdaq National Market.
The industries in which the Company operates are characterized by rapid technological development. Accordingly, the ability to anticipate changes in technology and to develop and introduce new and enhanced products incorporating new technologies on a timely basis are significant factors in the ability to grow and remain competitive. Furthermore, substantial expenditures are required for research and development and for new product introduction.

(b) USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(c) SIGNIFICANT ACCOUNTING POLICIES

FOREIGN CURRENCY TRANSLATION
The currency of the primary economic environment in which the operations of the Company are conducted is the United States dollar ("dollar"). Accordingly, the Company uses the dollar as its functional currency. Transactions and balances that are denominated in dollars are presented at their dollar amounts. Transactions and balances in other currencies are remeasured into dollars in accordance with the principles of Statement of Financial Accounting Standards ("SFAS") No. 52. Financial income and expenses reflect foreign currency transaction gains and losses.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries. Material intercompany balances and transactions have been eliminated. The Company's principal subsidiaries are as follows:

                                                  Effective percentage ownership
                Name of subsidiary                      as of December 31,
                ------------------                      1995          1996
                                                       --------     --------

Tower Semiconductor Holdings 1993 Ltd. ("Holdings")      60.0%        60.0%
Tower Semiconductor Ltd. ("Tower") (*)                   24.6%        24.6%
Decision Systems Israel Ltd. ("DSI")                     79.4%        79.6%
International Data Operations, Inc.                     100.0%       100.0%
Databit Inc.                                            100.0%       100.0%

(*) Tower is a subsidiary of Holdings. Effective December 1996, the Company no longer maintained voting control over Tower and, accordingly, Tower is no longer consolidated as of December 31, 1996. See Note 2.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of cash and demand deposits in banks and short-term investments (primarily time deposits and certificates of deposit) with original maturities of three months or less.

                    DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                    (dollars in thousands, except per share data)

INVESTMENTS IN SECURITIES
Marketable debt securities which the Company has the positive intent and ability to hold to maturity are reflected at amortized cost, which approximates market value. Non-current equity investments are carried at cost.

INVENTORY
Inventories are stated at the lower of cost or market. Cost is determined for raw materials, spare parts and supplies on the average cost method. For work in process and finished goods, cost is determined on the basis of standard costs, adjusted for variances as appropriate. For merchandise inventories, cost is determined on the first-in, first-out method.

INVESTMENTS
Gains or losses resulting from the effective reduction of the Company's holdings in subsidiaries due to the sale of their shares are included in operating results.
Investments in 50% or less of the voting control of companies or other entities over whose operating and financial policies the Company has the ability to exercise significant influence ("affiliates") are accounted for by the equity method. Pursuant to this method, the Company includes its share of the affiliate's earnings or losses in its results of operations.

PROPERTY AND EQUIPMENT
Property and equipment are presented at cost, net of investment grants received or receivable. Depreciation is calculated based on the straight-line method over periods ranging from three to 25 years.

COMPUTER SOFTWARE DEVELOPMENT COSTS
Computer software development costs, presented net of participations from others, are capitalized upon the establishment of technological feasibility for costs that the Company believes will be recovered from anticipated revenues. These determinations are made regularly by the Company on a product by product basis. Amortization of these costs commences on the earlier of general release to customers or the receipt of revenues from the product, based on the ratio of current revenues to current and anticipated future gross revenues, but not less than straight-line amortization over the expected economic life of each product (primarily three years). Capitalized software development costs which exceed their net realizable value at each balance sheet date, as determined by management, are written off.

GOODWILL
Goodwill, included with other assets, represents the excess of cost over the net carrying value of assets of subsidiaries acquired in purchase transactions. Goodwill is amortized based on the straight-line method over periods ranging from five to 10 years. Management reviews goodwill (as well as property and equipment and other long-lived assets) on a periodic basis to determine whether events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

REVENUE RECOGNITION
Revenues are recognized as products are shipped or services are provided, except for revenues from fixed-price contracts, which are recorded on the basis of the percentage-of-completion method. Revenues from such contracts are recorded as costs (primarily direct labor) are incurred, in the proportion that actual costs incurred bear to total estimated costs. Percentage-of-completion estimates are continually reviewed and any adjustments required are reflected in the period when such estimates are revised. Losses on contracts, if any, are recognized in the period in which the loss is determined.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development costs not qualifying for capitalization as software development costs, net of related participations, are charged to operations as incurred.

                    DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                    (dollars in thousands, except per share data)

STOCK-BASED COMPENSATION
The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25. In accordance therewith, the Company records compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date, as well as for the fair value of restricted shares issued to employees. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. See Note 15 for proforma disclosures required in accordance with SFAS No. 123.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The allowance for doubtful accounts is based on specific identification of accounts considered to be doubtful of collection. The allowance was not material as of December 31, 1995 and 1996.

FOREIGN EXCHANGE AGREEMENTS
The Company (primarily through Tower), from time to time, has entered into foreign exchange agreements (forward agreements) primarily as a hedge against non-dollar equipment purchase commitments. Gains and losses on foreign exchange agreements through the date that the equipment is received are deferred and recorded to property and equipment, while gains and losses subsequent thereto, through the date of actual payment of the liability, are included in financial income or expenses.

INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. No provision has been recorded for taxes which might be owed on disposition of the Company's investments or on distribution to the Company of their earnings, since the Company intends to retain the investments and reinvest earnings indefinitely.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
Earnings per share has been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares included in the computation represent the dilutive effect of shares issuable upon assumed exercise of warrants and stock options utilizing the treasury stock method.

NOTE 2 - INVESTMENT IN TOWER

In March 1993, DSSI, through Holdings, acquired an 80.1% interest in Tower, a manufacturer of semiconductor products. Tower's shares are traded on the Nasdaq National Market. As a result of public offerings by Tower, Holdings' interest in Tower was reduced to 41% and the Company's effective interest in Tower was reduced to 24.6%. Although the Company has retained effective control of Tower, as of the end of December 1996, the Company no longer maintained voting control of more than 50% of Tower's shares and, therefore, ceased to consolidate Tower's balance sheet as of year end. As the Company's individual assets and liabilities at December 31, 1996 do not include amounts related to Tower, the Company's 1995 and 1996 balance sheets are not directly comparable. The consolidated statements of income reflect Tower's revenues and expenses on a full-year basis for all years presented. See Note 7 for summary financial information of Tower.

NOTE 3 - MARKETABLE DEBT SECURITIES

Marketable debt securities consist primarily of United States Treasury Bills at yields to maturity ranging from 4.6% to 4.9% (1995 - 4.8% to 5.7%) and maturing in January 1997.

                    DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                    (dollars in thousands, except per share data)

NOTE 4 - PRINCIPAL CUSTOMERS

Sales to and receivables from principal customers for the respective periods were as follows:

                                                                  Accounts
                            Consolidated sales                 receivable as of
                          Year ended December 31,                December 31,
              ------------------------------------------------------------------
                   1994            1995            1996        1995     1996(*)
              -------------   -------------   -------------    -------  --------
Customer A    $31,010 38.9%   $57,427 44.2%   $65,599 49.8%     $8,572     -
Customer B     14,605 18.3     19,725 15.2      9,716  7.4       1,913     -
              -------------   -------------   -------------    -------  --------
              $45,615 57.2%   $77,152 59.4%   $75,315 57.2%    $10,485     -
              -------------   -------------   -------------    -------  --------

(*) See Note 2.

NOTE 5 - INVENTORY

                                                              As of December 31,
                                                              ------------------
 Inventory consists of the following:                          1995     1996(*)
                                                              --------  --------
           Raw materials and supplies                          $ 8,264      $  -
           Work in process                                       4,774        14
           Finished goods and merchandise                          591       939
                                                              --------  --------
                                                               $13,629      $953
                                                              --------  --------
                                                              --------  --------

(*) See Note 2.

NOTE 6 - OTHER CURRENT ASSETS

                                                              As of December 31,
                                                              ------------------
Other current assets consist of the following:                 1995     1996(*)
                                                              --------  --------
      Investment grant receivable from the Israeli government  $14,173    $    -
      Israeli government - other                                 3,092        40
      Foreign income tax receivable (Israel)                     1,594       515
      Other                                                      2,432     1,185
                                                              --------  --------
                                                               $21,291    $1,740
                                                              --------  --------
                                                              --------  --------

(*) See Note 2.

NOTE 7 - INVESTMENTS

(a) Composition                                               As of December 31,
Investments consist of the following:                          1995     1996(*)
                                                              --------  --------
      Investment in Tower (see (b) below)                      $     -   $65,884
      Other investments (see (c) below)                          1,763     2,488
                                                              --------  --------
                                                               $ 1,763   $68,372
                                                              --------  --------
                                                              --------  --------

(*) See Note 2.

(b) Investment in Tower                                       As of December 31,
Set forth below is condensed financial information of Tower.     1995     1996
                                                              --------  --------
     Current assets                                           $168,459  $110,403
     Property and equipment                                     71,171   106,047
     Other assets                                                  361       120
     Current liabilities                                        44,642    30,727
     Long-term debt                                             12,064    12,064
     Other long-term liabilities                                12,934    13,194
     Shareholders' equity                                      170,351   160,585

                    DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                    (dollars in thousands, except per share data)

                             Year ended December 31,
                          1994        1995        1996
                         ---------   ---------   ---------
     Sales                $57,709     $99,621     $97,885
     Operating income      10,763      23,468       9,652
     Net income             7,762      20,439      10,014

In November 1996, Tower paid a dividend of $19,808 ($1.50 per share). The market value of the Company's investment in Tower as of December 31, 1996 was approximately $57,200.

(c) OTHER INVESTMENTS
In 1995, the Company established CybrCard LP, a limited partnership engaged in the development and production of sports-related CD-ROMs, in which the Company owned a 50% interest. Through December 31, 1996, the Company invested in CybrCard approximately $2,800 in the form of loans and advances, offset by approximately $1,600 representing the Company's share of CybrCard's losses. Subsequent to December 31, 1996, the Company purchased the remaining 50% interest in CybrCard. CybrCard will be consolidated by the Company beginning in 1997.
Effective July 1996, the Company sold its 50% interest in an affiliate in consideration for a $2,000 unsecured note. The note bears interest at an annual rate of 8.25% and is payable on or before July 1, 1998. The Company recorded a gain of approximately $1,700 on the transaction.

NOTE 8 - PROPERTY AND EQUIPMENT

 Property and equipment consist of the following:


                                                  Estimated
                                                 useful life  As of December 31,
                                                  (in years)    1995    1996(*)
          Cost:                                   ---------   -------  --------
           Leasehold rights and buildings            14-25    $18,886    $ -
           Factory equipment                           5       60,675      -
           Computer equipment                         3-5       2,991     2,616
           Office furniture and equipment             5-10      1,689       464
           Motor vehicles                              7        2,166     1,195
           Leasehold improvements                      10         208       184
                                                              -------  --------
                                                               86,615     4,459
                                                              -------  --------




          Accumulated depreciation and amortization:
           Leasehold rights and buildings                       1,203      -
           Factory equipment                                   10,970      -
           Computer equipment                                   1,207     1,456
           Office furniture and equipment                         622       227
           Motor vehicles                                         589       381
           Leasehold improvements                                 135       116
                                                              -------  --------
                                                               14,726     2,180
                                                              -------  --------
              Property and equipment, net                     $71,889    $2,279
                                                              -------  --------
                                                              -------  --------

(*) See Note 2.

The cost of property and equipment as of December 31, 1995 is net of investment grants of $38,860.

Depreciation and amortization in respect of property and equipment amounted to $3,813, $8,471 and $16,019 for 1994, 1995 and 1996, respectively.

                    DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                    (dollars in thousands, except per share data)

NOTE 9 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs consist of the
following:                                                    As of December 31,
                                                                 1995     1996
                                                              -------- --------
     Capitalized software developments costs                   $4,906   $7,480
     Less:
          Israeli government grants                              (237)    (541)
          Customer participation in pilot-site costs              (61)    (366)
          Accumulated amortization                               -        (606)
          Write-down to net realizable value                     (183)    (738)
                                                              -------- --------
                                                               $4,425   $5,229
                                                              -------- --------
                                                              -------- --------

Based on management's determination that certain capitalized software costs exceeded their net realizable value, capitalized software costs relating to certain sub-systems in development projects were written-down and included in research and development expenses during the respective periods.

NOTE 10 - SHORT-TERM DEBT-BANKS AND OTHERS

Unused lines of credit with Israeli banks as of December 31, 1996 amounted to approximately $1,600. Included with short-term debt is $1,403 received from foreign investors (December 31, 1995 - $1,366) pending final agreement on the terms of financing of future projects of the Company. In management's view, this amount is likely to be repaid without interest within 12 months of the balance sheet date. The debt is secured by a bank deposit which bears interest at approximately 4% per annum. The deposit has been classified as restricted cash.

NOTE 11 - TRADE ACCOUNTS PAYABLE

Trade accounts payable consist of:                           As of December 31,
                                                              1995     1996(*)
                                                             -------   -------
      Trade suppliers                                        $ 8,281   $ 1,643
      Suppliers of plant and equipment                        17,019      -
                                                             -------   -------
                                                             $25,300   $ 1,643
                                                             -------   -------
                                                             -------   -------

(*) See Note 2.

NOTE 12 - LONG-TERM DEBT- BANK AND OTHER

(a) Composition                                               As of December 31,
                                                               1995     1996(*)
                                                              -------   -------
     Customer advances - see (b) below                        $21,304   $  -
     Debt to Israeli banks, bearing
       interest at 5%-8% per annum                             12,688      493
                                                              -------   -------
                                                               33,992      493
     Less - current maturities                                 11,493      162
                                                              -------   -------
                                                              $22,499   $  331
                                                              -------   -------
                                                              -------   -------

(*) See Note 2.

Certain assets in Israel have been pledged as collateral for long-term and short-term bank debt amounting to approximately $1,000 and for guarantees.Interest expense on short-term and long-term bank debt for 1994, 1995 and 1996 amounted to $1,013, $1,011 and $734, respectively.

                    DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                    (dollars in thousands, except per share data)

(b) CUSTOMER ADVANCES
Pursuant to an agreement between Tower and a customer, such customer was to provide Tower with an advance in the aggregate amount of $28,875, of which $23,875 was received through December 31, 1995. The advance bears interest at the three month Libor rate. The portion of the advance received that was expected to be offset and repaid in 1996 in accordance with the agreement has been presented as a current liability on the December 31, 1995 balance sheet.

NOTE 13 - OTHER LONG-TERM LIABILITIES

Other long-term liabilities include unfunded severance pay obligations of $813 and $116 as of December 31, 1995 and 1996, respectively, after deducting fund balances maintained in the Company's name for the sole purpose of making severance payments. Israeli law and labor agreements determine the obligations of the subsidiaries in Israel to make severance and pension payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. The amounts so funded are not reflected on the balance sheet, since they are not under the control and management of these subsidiaries, but are controlled by the funds and insurance companies. The pension plans are multi-employer and independent of the Company. Therefore, no information is available regarding their present value and the net assets available for benefits. Pension and severance pay costs for 1994, 1995 and 1996 were approximately $1,870, $2,173 and $2,236, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

(a) LEASES OF PROPERTY AND EQUIPMENT
Rental and leasing expenses for 1994, 1995 and 1996 amounted to $502, $554 and $625, respectively. Future minimum lease payments on non-cancelable operating leases as of December 31, 1996 are as follows:

         Year ending December 31,
           1997                         $  548
           1998                            307
           1999                            319
           2000                            300
           2001                              6
                                        ------
                                        $1,480
                                        ------
                                        ------

(b) GUARANTEES
The Company has provided bank guarantees of approximately $1,500 as security for payment of obligations of affiliates and other companies.

(c) ROYALTIES
Certain research and development programs are eligible for financial assistance from the Office of the Chief Scientist of the Israeli Ministry of Industry and Commerce or from the Israel-United States BIRD Foundation. In return, the subsidiaries are obligated to pay royalties at a rate of 2% to 5% of sales of products resulting from the research and development efforts, up to a maximum of 150% of the financing received.

(d) LEGAL ACTIONS
The Company is a plaintiff in an action against a former officer who resigned in April 1995, alleging destruction and misappropriation of property and data owned by the Company. The employee has filed a counterclaim against the Company, alleging breach by the Company of its employment and resignation agreements with the employee and seeking compensatory damages of $750 and punitive damages of

                    DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                    (dollars in thousands, except per share data)

$25,000. The Company is pursuing its claims against the employee and is vigorously defending against his counterclaims. The Company accrued the full amount of severance payable under the resignation agreement at the time of such employee's resignation. Based on the opinion of legal counsel handling the matter, the Company believes it is unlikely to incur additional material liability in connection with the counterclaim.
Between June and September 1996, several suits were filed in the United
States on behalf of a purported class of Tower's shareholders against Tower, its Co-Chief Executive Officers, its Chairman of the Board of Directors, and DSSI. The complaints seek to certify a class of all persons who purchased or otherwise acquired Tower's ordinary shares between May 25, 1995 and June 10, 1996. The consolidated complaint filed in the action alleges on behalf of the class that the defendants made misstatements and omissions regarding (i) the relationship between Tower and a major customer and (ii) Tower's process development efforts in connection therewith, in violation of certain U.S. Federal securities laws. Tower has indemnified the defendants, up to the limits permitted by the Israeli Companies Ordinance, from any liability arising out of the actions. Tower maintains insurance policies, that, under certain conditions, cover actions of this type up to an aggregate amount of $20,000. The Company is unable to determine at this time with any certainty the ultimate outcome of the aforementioned matter or its effect if any, on the Company's financial condition, operating results and business. However, the Company believes it has meritorious defenses and is defending the actions vigorously.

NOTE 15 - SHAREHOLDERS' EQUITY

(a) STOCK OPTION PLANS
The Company's stock option plans provide for the granting to officers, directors and other key employees of options to purchase shares of common stock at not less than 85% of market value on the date of grant. To date, the Company has issued options under the plans at market value. Certain options are immediately exercisable and all options expire within five to ten years from the date of the grant. The options generally vest over a one to three year period from the date of grant of the option. A summary of the status of the Company's option plans as of December 31, 1994, 1995 and 1996, as well as changes during each of the years then ended, is presented below:


                                           1994                      1995                      1996
                                 ------------------------  ------------------------  -------------------------
                                               Weighted                  Weighted                   Weighted
                                               average                   average                    average
                                  Number of    exercise     Number of    exercise     Number of     exercise
                                   options      price        options       price       options       price
                                 ----------- ------------  ----------- ------------  -----------  ------------
                                 (in shares) (in dollars)  (in shares) (in dollars)  (in shares)  (in dollars)
                                 ----------- ------------  ----------- ------------  -----------  ------------
Outstanding at beginning of year    50,000        3.69        970,500       6.65      1,361,567       6.70
Granted                            920,500        6.81        559,400       6.73        226,500       5.90
Exercised                           -              -          (65,833)      4.59        (17,875)      5.89
Forfeited                           -              -         (102,500)      6.77       (146,700)      6.38
                                 ---------                 -----------               -----------
Outstanding at end of year         970,500        6.65      1,361,567       6.70      1,423,492       6.60
                                 ---------                 -----------               -----------
                                 ---------                 -----------               -----------
Exercisable at end of year          50,000        3.69        407,241       6.57        826,601       6.61
                                 ---------                 -----------               -----------
                                 ---------                 -----------               -----------



                                                                      Exercisable
           Outstanding as of December 31, 1996                  as of December 31, 1996
-----------------------------------------------------------  ----------------------------
  Range of                 Weighted average     Weighted                     Weighted
  exercise      Number         remaining        average        Number        average
   prices     outstanding  contractual life  exercise price  exercisable  exercise price
------------  -----------  ----------------  --------------  -----------  ---------------
(in dollars)  (in shares)    (in years)       (in dollars)   (in shares)   (in dollars)
------------  -----------  ----------------  --------------  -----------  ---------------
 $4.75-5.88      246,500         7.6              5.74          96,666         5.60
  6.38-7.88    1,146,992         5.8              6.66         719,935         6.68
    11.13         30,000         8.8             11.13          10,000        11.13
              -----------                                    -----------
               1,423,492                          6.60         826,601         6.61
              -----------                                    -----------
              -----------                                    -----------


                    DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                    (dollars in thousands, except per share data)

The weighted average grant-date fair value of the 559,400 and 226,500 options granted during 1995 and 1996 amounted to $3.12 and $3.56 per option, respectively. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

                                      1995           1996
                                      ----           ----
Risk-free interest rate               6.70%          6.30%
Expected life of options             3.4 years      5.9 years
Expected annual volatility             59%            59%
Expected dividend yield                none           none

Had compensation cost for the Company's option plans been determined based on fair value at the grant dates for awards made in 1995 and 1996 under such plans in accordance with SFAS No. 123, the Company's pro forma net income
(loss) and earnings (loss) per share would have been as follows:

                                               1995      1996
                                               ----      ----
Pro forma net income (loss)                  $18,498   $(2,980)
                                             -------   --------
                                             -------   --------
Pro forma earnings (loss) per share          $  2.53   $ (0.41)
                                             -------   --------
                                             -------   --------

The pro forma information in the above table also gives effect to the application of SFAS No. 123 on the share option plans of the Company's subsidiaries.
Due to the fact that the SFAS No. 123 method of accounting for purposes of the above pro forma calculation has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

(b) WARRANTS
The Company has from time to time issued warrants primarily as compensation to underwriters in connection with public stock offerings and to investors as part of a private placement by the Company of common stock and warrants. All warrants issued to date have been at exercise prices equal to or greater than market value on the date of issuance. The effect of warrant issuances on the Company's results of operations for all years presented is immaterial. A summary of warrant activity follows:

                                            1994                       1995                       1996
                                 -------------------------  -------------------------  -------------------------
                                                Weighted                   Weighted                   Weighted
                                                average                    average                    average
                                  Number of     exercise     Number of     exercise     Number of     exercise
                                  warrants       price       warrants       price        warrants      price
                                 -----------  ------------  -----------  ------------  -----------  ------------
                                 (in shares)  (in dollars)  (in shares)  (in dollars)  (in shares)  (in dollars)
                                 -----------  ------------  -----------  ------------  -----------  ------------

Outstanding at beginning of year   117,500        12.38       591,284        8.97        433,825        9.06
Granted                            473,784         8.13       100,000        6.34         -            -
Exercised                           -             -          (257,459)       7.80         -            -
                                 ---------                  ----------                 ---------
Outstanding at year end            591,284         8.97       433,825        9.06        433,825        9.06
                                 ---------                  ----------                 ---------
                                 ---------                  ----------                 ---------

(c) STOCK AWARD
In March 1996, the Company granted 100,000 shares of common stock to its Chief Executive Officer. The shares vest over a three-year period. Deferred compensation in the aggregate amount of $587 was recorded against additional paid-in capital at the date of grant, of which $150 was amortized to compensation expense during the year.

                    DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                    (dollars in thousands, except per share data)

(d) OTHER
In March 1996, the Company's Board of Directors adopted a stockholder rights plan providing for the distribution of common stock purchase rights at the rate of one right for each share of the Company's common stock held by shareholders of record as of the close of business on April 1, 1996. The rights plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's shareholders. Each right initially entitles shareholders to buy one-half of a share of common stock of the Company for $15. Generally, the right will be exercisable only if a person or group acquires beneficial ownership of 15% of more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock.
If any person ("Acquiring Person") becomes the beneficial owner of 15% or more of the Company's common stock, other than pursuant to a tender or exchange offer for all outstanding shares of the Company approved by a majority of the Company's independent directors, then, subject to certain exceptions set forth in the rights plan, each right not owned by the Acquiring Person or related parties will entitle its holder to purchase, at the right's then current exercise price, shares of the Company's common stock (or in certain circumstances - as determined by the Board of Directors - cash, other property or other securities) having a value of twice the right's then current exercise price.
The Company will generally be entitled to redeem the rights at one half of one cent per right at any time until 10 days (subject to extension) following a public announcement that a 15% position has been acquired. The rights plan will expire in March 2006.

NOTE 16 - RELATED PARTY BALANCES AND TRANSACTIONS

Other assets include a non-interest bearing loan of $277 made to an executive officer of the Company. Such loan is secured by, and repayable out of, the proceeds of the sale by the officer of shares of common stock of the Company owned by him. In addition, during 1996, the Company approved a loan of up to $550, bearing interest at an annual rate of 7%, to its Chief Executive Officer. The balance of this loan as of December 31, 1996 was approximately $481. Such loan is repayable in monthly installments over a period of five years.
The Company paid consulting and other fees to directors of $141, $82 and $85 for the years ended December 31, 1994, 1995 and 1996, respectively.
Sales for the years ended December 31, 1994, 1995 and 1996 include $592, $1,160 and $102, respectively, to an affiliate. In 1994, the Company recorded an allowance of $259 with regard to a long-term receivable due from a customer in which the Company and an executive officer of the Company each own approximately 14.6%, due to the customer's problems in obtaining funding.
Approximately $144 and $152 received from an affiliate for expense reimbursement during the years ended December 31, 1994 and 1995, respectively, was reflected as a reduction of selling, general and administrative expenses. No amount was received in 1996.
The Company paid legal fees to a related party of approximately $715, $535 and $450 (including payments to a firm in which such related party is a principal) for the years ended December 31, 1994, 1995 and 1996, respectively. Approximately $31 and $10, included in other current liabilities, was owed to the related party as of December 31, 1995 and 1996, respectively.

                    DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                    (dollars in thousands, except per share data)

NOTE 17 - GAIN ON CHANGES IN OWNERSHIP INTERESTS IN SUBSIDIARIES

As discussed in Note 2, Tower conducted two public offerings, one in October 1994 and another in July 1995, which resulted in a decrease in the Company's effective interest in Tower from 48.1% to 24.6%. As a result of the offerings, the Company recognized a gain on changes in ownership interests in subsidiaries of $14,755 and $26,339 in 1994 and 1995, respectively.
Detailed information of the stock offerings is as follows:

                                                               October    July
                                                                 1994     1995
                                                               -------  -------
     Number of shares issued (in thousands)                     3,000    3,205
     Price per share                                           $14.00   $29.00
     Total net proceeds of offering                           $38,338  $88,068
     Company's effective ownership interest before transaction   48.1%    32.5%
     Company's effective ownership interest after transaction    32.5%    24.6%

No deferred taxes were recorded in respect of the gains, as the Company's investment in Tower is essentially permanent in duration (see Note 18).

NOTE 18 - INCOME TAXES

(a) COMPOSITION

Income taxes consist of the following:                 Year ended December 31,
                                                        1994    1995     1996
                                                       ------  ------   ------
      Current:
       Federal                                         $   -   $   -    $    8
       State and local                                     -       14       -
       Foreign                                          1,158   2,402      418
                                                       ------  ------   ------
                                                        1,158   2,416      426
                                                       ------  ------   ------
      Deferred:
       Federal                                           (145)   (491)    (677)
       State and local                                    (14)     18     (187)
       Foreign                                            633   2,894    2,579
                                                       ------  ------   ------
                                                          474   2,421    1,715
                                                       ------  ------   ------
                                                       $1,632  $4,837   $2,141
                                                       ------  ------   ------
                                                       ------  ------   ------

(b) EFFECTIVE INCOME TAX RATES
Set forth below is a reconciliation between the Federal tax rate and the Company's effective income tax rates:

                                                         Year ended December 31,
                                                          1994    1995     1996
                                                         ------  ------   ------
Statutory Federal rates                                    34%     34%      34%
Increase (decrease) in income tax rate
    resulting from:
  Tax exempt gain from  public offering of
    subsidiary                                            (22)    (18)       -
  Israeli operations - net impact of
    Israeli statutory rate and special
      deduction                                            (7)     (9)     (12)
  Non-deductible expenses                                   1       2        2
  State and local income taxes - net                       (1)      1       (4)
  Net operating loss carryforwards                         (4)     (2)      (1)
  Other                                                     3       1        2
  Increase in valuation allowance                           3       1        1
                                                         ------  ------   ------
    Effective income tax rates                              7%     10%      22%
                                                         ------  ------   ------
                                                         ------  ------   ------

                    DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                    (dollars in thousands, except per share data)

(c) ANALYSIS OF DEFERRED TAX ASSETS (LIABILITIES)
Deferred tax assets (liabilities) consist of the following:

                                                             As of December 31,
                                                             1995      1996(*)
                                                             --------  -------
Accelerated depreciation for tax purposes                    $ (3,495)  $  (72)
Intangible asset basis differences                               (304)    (187)
Nondeductible accrued expenses                                     89     (653)
Net operating loss carryforwards                                3,061    3,906
Foreign capital loss carryforwards                                 83       -
Foreign tax credit carryforwards                                  792      242
Foreign public offering costs                                   1,127       -
                                                             --------  -------
                                                                1,353    3,236
Valuation allowance                                            (1,556)    (598)
                                                             --------  -------
Net deferred tax asset (liability)                           $   (203) $ 2,638
                                                             --------  -------
                                                             --------  -------
(*) See Note 2.

The valuation allowance relates principally to net operating loss and capital loss carryforwards and Federal foreign tax credit carryforwards.
As of December 31, 1996, deferred tax assets of $205 are classified as other current assets (1995 - $665) and $2,433 as other assets (1995 - $1,350).

(d) SUMMARY OF TAX LOSS AND CREDIT CARRYFORWARDS

As of December 31, 1996, the Company had various tax loss and credit carryforwards which expire as follows:

                                                                     Federal
                                        Net Operating Loss           foreign
                    Expiration   Federal      State       Foreign   tax credit
                   ------------ --------- -------------  --------- ------------
                    1999                         $317
                    2000                        1,078
                    2001                        1,178                     $241
                    2002 - 2003                 1,070
                    2008 - 2009   $2,758
                    2010 - 2011    2,841        1,058
                    Unlimited                              $3,924
                                --------- -------------  --------- ------------
                       Total      $5,599       $4,701      $3,924         $241
                                --------- -------------  --------- ------------
                                --------- -------------  --------- ------------

(e) COMPOSITION OF INCOME BEFORE INCOME TAXES

Composition of income before income taxes is as follows:

                                                     Year ended December 31,
                                                 ------------------------------
    Income (loss) before income taxes:            1994       1995       1996
                                                 --------   --------   --------
    Domestic                                     $(1,867)   $(1,950)   $(4,128)
    Foreign                                       23,927     51,458     13,807
                                                 --------   --------   --------
                                                 $22,060    $49,508     $9,679
                                                 --------   --------   --------
                                                 --------   --------   --------
(f) OTHER

As of December 31, 1995 and 1996, the aggregate unrecognized deferred tax liability related to investments in foreign subsidiaries that are essentially permanent in duration amounted to approximately $7,000 and $8,000, respectively. As the Company's domestic subsidiaries have accumulated losses, no deferred tax liability would be recognized in respect of investments therein.

                    DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                    (dollars in thousands, except per share data)

NOTE 19 - SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
The data for each business segment is presented according to geographical location of the operating facilities. General corporate expenses are included with selling, general and administrative expenses in the statements of income.


                                                                                     Semiconductor
                                              Computer Segment                          Segment      Corporate     Total
                                   -----------------------------------------------     ---------     ---------     -----
                                                         Adjustments       Total
                                              United         and         Computer                     United
                                    Israel    States     eliminations     Segment       Israel        States
                                    ------    ------     ------------     -------       ------        ------
Year ended December 31, 1994:

Total sales                        $13,300   $  9,113      $  (411)       $22,002       $57,709         -        $ 79,711
Intercompany sales                    (242)      (169)         411            -            -            -             -
                                   -------   --------      -------        -------       -------       ------     --------
Net sales                           13,058      8,944          -  .        22,002        57,709         -          79,711
Operating income (loss)               (923)    (1,107)         -  .        (2,030)       11,033       (1,332)       7,671
Identifiable assets                 15,224      2,693          -  .        17,917        92,950       18,685      129,552
Depreciation and amortization          793        167          -  .           960         3,278           25        4,263
Capital expenditures                 1,905        299          -  .         2,204        19,679         -          21,883

Year ended December 31, 1995:

Total sales                        $15,634    $15,600      $(1,032)       $30,202       $99,621         -        $129,823
Intercompany sales                    (684)      (348)       1,032            -            -            -             -
                                   -------   --------      -------        -------       -------       ------     --------
Net sales                           14,950     15,252          -           30,202        99,621         -         129,823
Operating income (loss)               (419)      (973)          -          (1,392)       23,523       (1,721)      20,410
Identifiable assets                 16,497      3,935          -           20,432       238,413       16,532      275,377
Depreciation and amortization          861        174          -            1,035         7,818           27        8,880
Capital expenditures                 2,658        730          -            3,388        46,229           26       49,643

Year ended December 31, 1996(*):

Total sales                        $13,424    $21,045        $(599)       $33,870      $ 97,885         -        $131,755
Intercompany sales                     (77)      (522)         599            -            -            -             -
                                   -------   --------      -------        -------       -------       ------     --------
Net sales                           13,347     20,523          -           33,870        97,885         -         131,755
Operating income (loss)(**)           (693)    (3,058)         -           (3,751)       11,268       (1,550)       5,967
Identifiable assets                 14,824      6,894          -           21,718        65,889       14,509      102,116
Depreciation and amortization          629        907          -            1,536        15,243           50       16,829
Capital expenditures                 1,692      1,326          -            3,018        50,565          110       53,693


(*) See Note 2.

(**) The Company also operates in the Computer segment via an affiliate in the United States which is engaged in the development and production of software. The Company's share in the affiliate's losses (reflected in equity in affiliates in the statement of income) amounted to $1,600 in 1996.

Sales classified by geographical markets:          Year ended December 31,
                                                1994        1995       1996
                                               -------    --------   --------
                              Israel           $13,363    $ 14,672   $ 12,061
                              United States     28,260      65,941     62,438
                              Far East          38,088      48,814     56,773
                              Europe               - .         396        483
                                               -------    --------   --------
                                               $79,711    $129,823   $131,755
                                               -------    --------   --------
                                               -------    --------   --------

                    DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                    (dollars in thousands, except per share data)

NOTE 20 - SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized unaudited quarterly financial data for 1995 and 1996 is as follows:

                                           1995                                   1996
                         --------------------------------------- ---------------------------------------
                           First    Second     Third    Fourth     First    Second     Third    Fourth
                          Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                          -------   -------   -------   -------   -------   -------   -------   --------
Sales                     $27,944   $31,100   $33,765   $37,014   $30,602   $36,711   $ 28,702  $ 35,740
Gross profit              $ 7,912   $ 9,456   $ 9,958   $11,658   $ 9,933   $ 7,896   $  4,550  $  7,282
Net income (loss)         $   652   $   979   $16,630   $   889   $   773   $   342   $ (1,224)  $(1,924)
Earnings per common and
 common equivalent share  $  0.10   $  0.14   $  2.16   $  0.12   $  0.10   $  0.04   $  (0.17)  $ (0.26)

NOTE 21 - FINANCIAL INSTRUMENTS

(a) GENERAL
A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that imposes on one entity a contractual obligation either to deliver or receive cash or another financial instrument to or from a second entity. Examples of financial instruments include cash and cash equivalents, trade accounts receivable, loans, investments, trade accounts payable, accrued expenses, options and forward contracts.
In accordance with SFAS Nos. 105, 107, and 119, the Company makes certain disclosures with regard to financial instruments, including derivatives. These disclosures include, among other matters, the nature and terms of derivative transactions, information about significant concentrations of credit risk, and the fair value of financial assets and liabilities.

(b) FORWARD EXCHANGE AGREEMENTS
The Company, through Tower, has entered into forward exchange agreements to manage exposure to equipment purchase commitments denominated in Japanese yen. These transactions qualified for hedge accounting in accordance with generally accepted accounting principles and, accordingly, the results of such transactions have been recorded concurrently with the realization of the related items (i.e., receipt of the equipment and payment of the related liability).
The Company does not hold or issue derivative financial instruments for trading purposes.

(c) PRESENTATION OF FOREIGN EXCHANGE TRANSACTIONS IN THE FINANCIAL STATEMENTS Losses recognized on forward exchange transactions amounted to $1,661 and $3,598 for 1995 and 1996, respectively. Of these amounts, $1,130 and $3,002 were capitalized to property and equipment, respectively; and the remaining amounts of $531 and $596 were reflected in financing expenses, respectively. The results of such transactions were not material for 1994.

(d) FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair values are estimated for financial instruments included in current assets and current liabilities at book value, due to the short maturity of such instruments. Fair value for long-term debt is estimated based on the current rates offered to the Company for debt with the same remaining maturities. Fair value of long-term equity marketable investments is estimated based on market value. The estimation of fair value for non-marketable long-term equity investments (at book value of $1,721 as of December 31, 1996) was not practicable. The estimated fair value of the Company's financial instruments (other than the investment in Tower - see Note 7 (b)) was not materially different than their book value.

(e) CONCENTRATIONS OF CREDIT RISK
The Company is subject to credit risk through its trade receivables. As of December 31, 1996, 9% of the trade accounts receivable were due from a major Israel government-owned company which, despite experiencing financial difficulties, continues to pay its trade receivables over extended credit periods. The remaining balance consists primarily of receivables from various customers.

                                   AUDITORS' REPORT
                                TO THE SHAREHOLDERS OF
                               TOWER SEMICONDUCTOR LTD.


We have audited the accompanying balance sheets of Tower Semiconductor Ltd. ("the Company") as of December 31, 1996 and 1995, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors' Regulations (Auditor's Mode of Performance) - 1973, which standards are substantially identical to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, in accordance with generally accepted accounting principles in Israel. As applicable to these financial statements, such accounting principles are substantially identical in all material respects to generally accepted accounting principles in the United States.


Igal Brightman & Co.
Certified Public Accountants

Tel Aviv, Israel
January 28, 1997

                TOWER SEMICONDUCTOR LTD.
                   BALANCE SHEETS
               (dollars in thousands)

                                                                As of December 31,
                                                           ------------------------
                                                              1996         1995
                                                          ---------     -----------
      A S S E T S
CURRENT ASSETS
  Cash and cash equivalents                               $  11,459     $  24,015
  Short-term interest-bearing deposits (Note 10)             27,098        25,414
  Marketable debt securities (Note 3)                        33,610        72,436
  Trade accounts receivable (no allowence
    for doubtful accounts) (Notes 8 and 12)                  11,094        13,502
  Other receivables (Note 4)                                 11,316        18,486
  Inventories (Note 5)                                       14,289        13,207
  Other current assets                                        1,537         1,399
                                                          ---------     ---------
    Total current assets                                    110,403       168,459

PROPERTY AND EQUIPMENT, NET (Notes 6 and 10)                106,047        71,171
OTHER ASSETS                                                    120           361
                                                          ---------     ---------
      TOTAL ASSETS                                        $ 216,570     $ 239,991
                                                          ---------     ---------
                                                          ---------     ---------

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES
  Trade accounts payable                                  $  16,284     $  25,985
  Short-term debt (Note 7)                                      208         1,849
  Current portion of long-term liability
    in respect of customer advances (Note 15)                 9,900        11,160
  Due to related parties (Note 8)                               414           653
  Other current liabilities (Note 9)                          3,921         4,995
                                                          ---------     ---------
      Total current liabilities                              30,727        44,642
LONG-TERM DEBT (Note 10)                                     12,064        12,064
LONG-TERM LIABILITY IN RESPECT
  OF CUSTOMER ADVANCES (Note 15)                              7,714        10,143
OTHER LIABILITIES                                             5,480         2,791
COMMITMENTS AND CONTINGENCIES (Note 15)
                                                          ---------     ---------
      Total liabilities                                      55,985        69,640
                                                          ---------     ---------
SHAREHOLDERS' EQUITY (Note 11)
  Ordinary shares, NIS 1 par value -
    authorized 30,000,000 shares;
    issued and outstanding 13,205,450 shares                  4,314         4,314
  Additional paid-in capital                                137,787       138,063
  Shareholder receivables and unearned compensation            (861)       (1,165)
  Retained earnings                                          19,345        29,139
                                                          ---------     ---------
      Total shareholders' equity                            160,585       170,351
                                                          ---------     ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 216,570     $ 239,991
                                                          ---------     ---------
                                                          ---------     ---------

See notes to financial statements.

                       TOWER SEMICONDUCTOR LTD.
                       STATEMENTS OF INCOME
              (dollars in thousands, except per share data)

                                                                     Year ended December 31,
                                                              --------------------------------
                                                                 1996       1995         1994
                                                              ---------   ---------   ---------
SALES (Notes 12 and 15)                                       $  97,885   $  99,621   $  57,709
COST OF SALES                                                    75,727      68,270      42,918
                                                              ---------   ---------   ---------
 GROSS PROFIT                                                    22,158      31,351      14,791
                                                              ---------   ---------   ---------
OPERATING COSTS AND EXPENSES
 Research and development                                         4,062       1,734         902
 Marketing, general and administrative (Note 8)                   7,001       6,149       3,126
 Other expenses (Note 6)                                          1,443          --          --
                                                              ---------   ---------   ---------
                                                                 12,506       7,883       4,028
                                                              ---------   ---------   ---------
 OPERATING INCOME                                                 9,652      23,468      10,763

FINANCING INCOME (EXPENSES), NET
 (including interest expense of $1,928, $1,382 and $964)          2,661       2,138        (774)
                                                              ---------   ---------   ---------
 INCOME BEFORE INCOME TAXES                                      12,313      25,606       9,989
INCOME TAXES (Note 13)                                            2,299       5,167       2,227
                                                              ---------   ---------   ---------
 NET INCOME                                                   $  10,014   $  20,439   $   7,762
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

EARNINGS PER ORDINARY SHARE                                   $    0.76   $    1.76   $    1.03
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
WEIGHTED AVERAGE NUMBER OF ORDINARY
 SHARES OUTSTANDING - in thousands (Note 11)                     13,205      11,593       7,551
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

See notes to financial statements.

                                TOWER SEMICONDUCTOR LTD.
                      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (dollars in thousands)



                                                                                 Shareholder
                                                                                 receivables
                                                 Ordinary shares       Additional   and
                                              --------------------      paid-in  unearned     Retained
                                                Shares    Amount        capital  compensation  earnings     Total
                                              ---------  -------   -----------   ---------   -----------  ----------

BALANCE - JANUARY 1, 1994                     7,000,000  $ 2,234   $    9,295    $   (672)   $       938  $   11,795
Additional proceeds from issuance
  of ordinary shares                                                    3,793                                  3,793
Initial public offering of
  ordinary shares, net                        3,000,000      995       37,343                                 38,338
Net income                                                                                         7,762       7,762
                                             ----------  -------   ----------    ---------    ----------  ----------
    BALANCE - DECEMBER  31, 1994             10,000,000    3,229       50,431        (672)         8,700      61,688
Issuance of employee share options                                        802        (802)                       --
Amortization of unearned compensation                                                 309                        309
Expenses connected with issuance
  of employee share options                                              (153)                                  (153)
Public offering of ordinary shares, net       3,205,450    1,085       86,983                                 88,068
Net income                                                                                        20,439      20,439
                                             ----------  -------   ----------    ---------    ----------  ----------

    BALANCE - DECEMBER  31, 1995             13,205,450    4,314      138,063      (1,165)        29,139     170,351
Cancellation of unearned compensation
  in respect of non-vested options, net                                  (121)        121                        --
Amortization of unearned compensation                                                 183                        183
Expenses connected with issuance
  of employee share options                                              (155)                                  (155)
Cash dividend paid                                                                               (19,808)    (19,808)
Net income                                                                                        10,014      10,014
                                             ----------  -------   ----------    ---------    ----------  ----------
    BALANCE - DECEMBER  31, 1996             13,205,450  $ 4,314   $  137,787    $   (861)   $    19,345  $  160,585
                                             ----------  -------   ----------    ---------    ----------  ----------
                                             ----------  -------   ----------    ---------    ----------  ----------


See notes to financial statements.

                                     TOWER SEMICONDUCTOR LTD.
                                    STATEMENTS OF CASH FLOWS
                                     (dollars in thousands)

                                                                        Year ended December 31,
                                                                        -----------------------
                                                                      1996         1995        1994
                                                                  ----------  -----------  ---------

CASH FLOWS - OPERATING ACTIVITIES
  Net income                                                      $   10,014  $    20,439  $   7,762
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Income and expense items not involving cash flows:
      Depreciation and amortization                                   17,515        8,386      3,532
      Deferred income taxes                                            2,299        2,554      1,109
      Earnings on marketable debt securities                          (2,959)      (3,158)       (44)
    Changes in assets and liabilities:
      Decrease (increase) in trade accounts receivable                 2,408       (6,493)    (2,530)
      Decrease (increase) in other receivables and other current
        assets                                                         2,207       (2,791)    (1,916)
      Increase in inventories                                         (1,082)      (3,721)    (3,453)
      Increase (decrease) in trade accounts payable                   (2,895)       1,643      4,428
      Increase (decrease) in due to related parties                     (239)         233       (255)
      Increase (decrease) in other current liabilities                (1,074)       2,122        658
      Increase (decrease) in liability in respect of customer
        advances                                                      (1,439)      16,803         --
      Increase in long-term liabilities                                  117          528        303
                                                                   ---------  -----------  ---------
        Net cash provided by operating activities                     24,872       36,545      9,594
                                                                   ---------  -----------  ---------
CASH FLOWS - INVESTING ACTIVITIES
  Additions to property and equipment                                (84,475)     (62,076)   (27,391)
  Investment grants received                                          30,800       14,634     10,076
  Increase in deposits                                                (1,684)     (25,414)        --
  Investments in marketable debt securities                         (109,951)     (88,139)   (39,019)
  Proceeds from realization of marketable debt securities            151,736       51,902      6,022
                                                                   ---------  -----------  ---------
        Net cash used in investing activities                        (13,574)    (109,093)   (50,312)
                                                                   ---------  -----------  ---------
CASH FLOWS - FINANCING ACTIVITIES
  Proceeds from issuance of ordinary shares, net                         --        86,845     41,503
  Share option plan issuance expenses                                   (155)        (153)        --
  Repayment of liability in respect of customer advances              (2,250)        --           --
  Increase in liability in respect of customer advances                  --         4,500         --
  Increase (decrease) in short-term debt                              (1,641)       1,171        411
  Repayment of long-term debt                                            --        (1,440)    (4,320)
  Cash dividend paid                                                 (19,808)        --           --
                                                                   ---------  -----------  ---------
        Net cash provided by (used in) financing activities          (23,854)      90,923     37,594
                                                                   ---------  -----------  ---------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (12,556)      18,375     (3,124)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                         24,015        5,640      8,764
                                                                   ---------  -----------  ---------
  CASH AND CASH EQUIVALENTS - END OF YEAR                         $   11,459  $    24,015  $   5,640
                                                                   ---------  -----------  ---------
                                                                   ---------  -----------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                          $      702  $       816  $     734
                                                                   ---------  -----------  ---------
                                                                   ---------  -----------  ---------
  Cash paid during the year for income taxes                      $    1,515  $     3,167  $   2,121
                                                                   ---------  -----------  ---------
                                                                   ---------  -----------  ---------

See notes to financial statements.

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)


NOTE 1 - DESCRIPTION OF BUSINESS AND GENERAL

         A. DESCRIPTION OF BUSINESS

            Tower Semiconductor Ltd. ("the Company"), incorporated in Israel, commenced operations in March 1993. The Company is an independent "foundry" manufacturer of semiconductor integrated circuits on silicon wafers. As a foundry, the Company manufactures wafers using its advanced production capability and the proprietary integrated circuit designs of its customers. The industry in which the Company operates is characterized by wide fluctuations in supply and demand. Such industry is also characterized by the complexity and sensitivity of the manufacturing process, by high levels of fixed costs, and by the need for constant improvements in production technology.

            In March 1993, the Company acquired the plant in Israel (including leasehold rights, buildings, equipment and inventories) of a subsidiary of National Semiconductor Corporation, a U.S. corporation ("National"), in an acquisition ("the Acquisition") accounted for by the purchase method of accounting. During 1996, the Company established a marketing subsidiary in the U.S. The operations of such subsidiary were not material to the Company's financial position and results of operations as of December 31, 1996 and for the year then ended.

            The Company's ordinary shares are traded on the Nasdaq National Market.

         B. USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. CASH AND CASH EQUIVALENTS

            Cash and cash equivalents consist of deposits in banks and short-term investments (primarily time deposits and certificates of deposit) with original maturities of three months or less.

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

         B. MARKETABLE DEBT SECURITIES

            Marketable debt securities which the Company has the positive intent and ability to hold to maturity are reflected at amortized cost.

         C. INVENTORIES

            Inventories are stated at the lower of cost or market. Cost is determined for raw materials, spare parts and supplies on the basis of average cost per unit. Cost is determined for work in process and finished goods on the basis of standard costs, adjusted for variances as appropriate.

         D. PROPERTY AND EQUIPMENT

            Property and equipment are presented at cost, net of investment grants received or receivable, and less accumulated depreciation and amortization. Depreciation is calculated on the straight-line basis over the estimated economic lives of the assets or terms of the related leases, as follows:

                Land and buildings under capital lease       14-25 years
                Machinery and equipment                        5 years
                Transportation vehicles                        7 years

            Management reviews property and equipment and other long-lived assets on a periodic basis to determine whether events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

         E. INCOME TAXES

            The Company records deferred income taxes to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for tax purposes. Deferred taxes are computed based on the tax rates anticipated to be in effect (under applicable law at the time the financial statements are prepared) when the deferred taxes are expected to be paid or realized.

            Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting.

         F. REVENUE RECOGNITION

            Revenues are recognized upon delivery. An accrual for estimated returns, computed on the basis of historical experience, is recorded at the time of sale.

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

         G. RESEARCH AND DEVELOPMENT

            Research and development costs are charged to operations as incurred.

         H. EARNINGS PER ORDINARY SHARE

            Earnings per ordinary share are determined using the weighted average number of ordinary shares outstanding during the period, after giving retroactive effect to the stock split effected in the form of a stock dividend and the conversion of all preferred shares into ordinary shares effected as of October 3, 1994 (see Note 11A). The effect of the Company's share options on earnings per share was not material for all years presented.

         I. FOREIGN EXCHANGE AGREEMENTS

            The Company, from time to time, enters into foreign exchange agreements (forward agreements) as a hedge against non-dollar equipment purchase commitments. Gains and losses on such agreements through the date that the equipment is received are deferred and recorded to property and equipment, while gains and losses subsequent thereto, through the date of actual payment of the liability, are included in financing income (expenses), net.

         J. FUNCTIONAL CURRENCY AND TRANSACTION GAINS AND LOSSES

            The currency of the primary economic environment in which the Company conducts operations is the U.S. dollar ("dollar"). Accordingly, the Company uses the dollar as its functional and reporting currency. Financing income (expenses), net, reflects net foreign currency transaction losses, which amounted to $677, $473 and $171 in 1996, 1995 and 1994, respectively.

         K. STOCK-BASED COMPENSATION

            The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pursuant to this accounting standard, the Company records deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. See Note 11C for pro forma disclosures required in accordance with Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") of the Financial Accounting Standards Board.

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)




NOTE 3 - MARKETABLE  DEBT  SECURITIES

         Marketable debt securities consist primarily of United States Treasury Bills with a maturity value of $32,993, less unamortized discount of $398 ($73,653 less unamortized discount of $1,217 at December 31, 1995), at yields to maturity ranging from 5.14% to 5.28% and maturing between January 1997 and July 1997. The market value of the securities as of December 31, 1996 and 1995 was approximately equal to amortized cost.


NOTE 4 - OTHER RECEIVABLES

         Other receivables consist of the following:
                                                             As of December 31,
                                                             ------------------
                                                             1996          1995
                                                             ----          ----
         Investment grants receivable                      $ 9,043       $14,173
         Government agencies                                 2,273         4,313
                                                            ------        ------
                                                           $11,316       $18,486
                                                            ======        ======


NOTE 5 - INVENTORIES


         Inventories consist of the following:
                                                             As of December 31,
                                                             ------------------
                                                             1996          1995
                                                             ----          ----
         Raw materials (1)                                 $ 4,304       $ 4,982
         Spare parts and supplies                            3,363         3,282
         Work in process                                     5,543         4,552
         Finished goods                                      1,079           391
                                                            ------        ------
                                                           $14,289       $13,207
                                                            ======        ======

         (1) Net of $850 write-down to net realizable value as of December 31, 1996.

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)




NOTE 6 - PROPERTY AND EQUIPMENT



         A. COMPOSITION

                                                           As of December 31,
                                                           ------------------
            Cost (1):                                         1996      1995
                                                              ----      ----
             Land and buildings under capital lease        $ 26,556  $ 18,958
             Machinery and equipment                        105,798    63,224
             Transportation vehicles                          1,541       945
                                                            -------   -------
                                                            133,895    83,127
                                                            -------   -------
            Accumulated depreciation and amortization:
             Land and buildings under capital lease           2,702     1,399
             Machinery and equipment                         25,217    11,727
             Transportation vehicles                            329       144
                                                            -------   -------
                                                             28,248    13,270
                                                            -------   -------

                                                            105,647    69,857
            Design costs in respect of plant
             to be constructed, net (2)                         400     1,314
                                                            -------   -------
                                                           $106,047  $ 71,171
                                                            =======   =======

            (1) As of December 31, 1996, the cost of buildings, machinery and equipment is reflected net of investment grants of $64,562 (as of December 31, 1995 - $38,860).

            (2) Due to uncertainty with respect to the form and location of the plant to be constructed, certain costs in the aggregate amount of $1,443, the recovery of which was not considered probable by management, were written-off in 1996 (see B below).

         B. INVESTMENT GRANTS

            In connection with the formation of the Company, the Investment Center of the Ministry of Industry and Trade of the State of Israel ("the Investment Center"), under its "approved enterprise" program, approved an investment program for expenditures on buildings and equipment in the aggregate amount of $93,400. The approval certificate was granted in respect of a benefit track providing the Company with investment grants at a rate of 38% of the investments included in such certificate. The Company completed its investments in respect of this program during 1995. During 1996, the Company received approval for a $3,449 increase in the amount of the investment program. Investments in respect of such increase have been completed.

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)


NOTE 6 - PROPERTY AND EQUIPMENT (cont.)

         B. INVESTMENT GRANTS (cont.)

         In January 1996, an investment program for expansion of the Company's plant in the aggregate amount of $239,579 was approved by the Investment Center. The approval certificate was granted in respect of a benefit track providing the Company with investment grants at a rate of 34% of the investments included in such certificate. Pursuant to the approval, the investments in respect of this program are required to be completed by December 31, 1998. The Company has invested approximately $82,000 in respect of this program through December 31, 1996.

         Receipt of the above grants is subject to various conditions. In the event the Company fails to comply with such conditions, the Company may be required to repay all or a portion of the grants received plus interest and certain inflation adjustments. In management's opinion, the Company has been in full compliance with the conditions through December 31, 1996. In addition, in order to assure the fulfillment of the conditions related to the receipt of investment grants, floating liens were registered in favor of the State of Israel on substantially all assets of the Company.

         In April 1996, the Company filed a request with the Investment Center in the amount of approximately $990,000 for an additional approved enterprise program for the establishment of a new plant. At present, the Company has decided to defer the procedures required for receipt of the aforementioned approval due to a reduction in the level of government assistance provided for such programs.


NOTE 7 - SHORT-TERM DEBT

         Short-term debt consists of non-interest bearing short-term loans received from a bank for the payment of Value Added Tax (V.A.T.).

         In January 1997, the Company received letters of intent from certain Israeli banks, effective through at least December 31, 1997. Pursuant to such letters of intent, the banks will make available to the Company, at its request, short-term credits in the aggregate amount of $30,000, at terms to be agreed upon by the parties prior to the actual receipt of any credits by the Company.

NOTE 8 - RELATED PARTIES

         A. COMPOSITION

            Due to related parties consist of the following:

                                                      As of December 31,
                                                      ------------------
                                                        1996      1995
                                                        ----      ----

            National                                  $  348    $  641
            Directors                                     66        12
                                                       -----     -----
                                                      $  414    $  653
                                                       =====     =====

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)


NOTE 8 - RELATED PARTIES (cont.)

         B. OTHER RELATED PARTY BALANCES AND TRANSACTIONS

            Trade accounts receivable as of December 31, 1996 includes $9,500 due from National, primarily for wafer purchases ($8,668 as of December 31, 1995).

            The Company purchased materials and received services from National during the year ended December 31, 1996 in the aggregate amount of $260 ($2,101 and $1,555 for the years ended December 31, 1995 and 1994, respectively). See Note 15E.

            Pursuant to a management agreement with Data Systems & Software Inc. ("DSSI"), the Company's indirect principal shareholder, the Company paid DSSI management fees of $40 per month in 1996, 1995 and 1994. Total management fees were $480 for each of the years ended December 31, 1996, 1995, and 1994. The management agreement can be terminated by either party as of the end of any year, subject to certain advance notice requirements.

            In addition, the Company purchases computerized testing equipment from a related party supplier in the normal course of business. The Company's purchases from this supplier aggregated $18, $282, and $470 for the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE 9 - OTHER CURRENT LIABILITIES
                                                              As of December 31,
                                                              ------------------
         Other current liabilities consist of the following:    1996      1995
                                                                ----      ----

         Accrued salaries                                    $ 2,463   $ 3,571
         Vacation accrual                                      1,428     1,394
         Other accrued expenses                                   30        30
                                                              ------    ------
                                                             $ 3,921   $ 4,995
                                                              ======    ======

NOTE 10 - LONG-TERM DEBT


         In connection with the Acquisition, the Company assumed certain long-term bank loans of National in the aggregate amount of $12,064 ("the Original Term Loans"). The Original Term Loans are indexed to the dollar and bear interest (payable quarterly) at a rate of 6% per annum. The Company is obligated to repay the principal of the Original Term Loans in quarterly installments commencing in March 1993 and ending in May 1998. The bank that provided the Original Term Loans, together with another bank (collectively, "the Banks"), agreed to make new loans ("the New Term Loans") to the Company to repay and effectively extend the maturity of all principal installments due on the Original Term Loans through April 1996. Prior to the new agreement discussed below, the Company was obligated to repay the principal of the New Term

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)


NOTE 10 - LONG-TERM DEBT (cont.)

         Loans in 12 quarterly installments commencing in May 1996. The New Term Loans bear interest at the three-month Libor rate plus 1.25%.

         The Original Term Loans and the New Term Loans were secured by a first mortgage on the Company's leasehold rights, a fixed lien on the Company's goodwill and a floating lien on all of the Company's other assets.

         Pursuant to new agreements with the Banks entered into during the fourth quarter of 1995 and the first quarter of 1996, the Banks released all liens existing on the Company's assets and committed to provide the Company with New Term Loans to repay and effectively extend the maturity of all remaining principal installments due on the Original Term Loans through May 1998. The aggregate balance of the New Term Loans will be repayable in 12 equal quarterly payments commencing in May 2000. The Banks also agreed that, as long as the Company maintains deposits at the Banks with original maturities of at least one year from the date of deposit, the interest rate on the New Term Loans (up to the amount of such deposits) will be reduced to an annual rate of 0.3% over the interest rate that the Company receives on the deposits.

         The new agreements with the Banks restrict the Company's ability to place liens on its assets (other than to the State of Israel in respect of investment grants) without the prior consent of the Banks. Furthermore the new agreements contain certain restrictive financial covenants. As of December 31, 1996, the Company was in full compliance with such covenants.


NOTE 11 - SHAREHOLDERS' EQUITY

         A. RECAPITALIZATION

            The financial statements give retroactive effect to a recapitalization increasing the number of authorized ordinary shares to 30,000,000, a 3.507 to one stock split effected in the form of a stock dividend, the conversion of all outstanding preferred shares into ordinary shares, and the elimination of the authorized and unissued preferred shares, all of which were effected on October 3, 1994. The Company also transferred $2,800 of retained earnings to paid-in capital to comply with one of its obligations in connection with the transfer from National of approved enterprise certificates of approval.

         B. SHARE PURCHASE PLAN

            In December 1993, the Company sold 234,497 ordinary shares to key senior management employees pursuant to a share purchase plan for an aggregate purchase price of $678. The purchase price was determined by the Company based on an independent appraisal. Loans extended by the Company financed approximately $672 of the aggregate purchase price required to be paid by the employees. Such loans are denominated in new Israeli shekels ("NIS") and bear interest at a rate equivalent to the rate of change of the Consumer Price Index in Israel. Ordinary shares purchased vest over a four-year period, with 25% of the ordinary shares vesting on each anniversary of the purchase date. Ordinary shares not yet

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)


NOTE 11 - SHAREHOLDERS' EQUITY (cont.)

         B. SHARE PURCHASE PLAN (cont.)

            vested are subject to repurchase by Tower Semiconductor Holdings 1993 Limited (the Company's parent company) and National for a nominal amount in the event of the employee's termination other than by reason of the death or disability of the employee. All vested shares are also subject to restrictions on sale or transfer. The employee's obligation to repay loans received to finance the purchase of the ordinary shares is secured by such shares and is repayable upon the sale of the ordinary shares in accordance with a formula set forth in the share purchase plan.

         C. SHARE OPTION PLANS

            The Company maintains two share option plans, which were adopted in 1994 and 1995, respectively. The plans provide for the grant of options to employees (including senior management) to purchase ordinary shares at exercise prices which may not be less than 85% of the market value of the ordinary shares at the date of grant. In addition, pursuant to the plans, the terms of the options granted may not exceed ten years from the first grant date under each plan.

            Options granted to date become vested over a four-year period according to various vesting schedules. In July 1996, the exercise price of vested options granted under the 1994 plan was reduced from primarily $17 per share to $13 per share and the exercise price of non-vested options was reduced from primarily $17 per share to $9.125 per share (the market value of the shares at such time).

            A summary of the status of the Company's share option plans as of December 31, 1996 and 1995, as well as changes during each of the years then ended, is presented below:


                                                 1996                              1995
                                                 ----                              ----
                                                        Weighted                          Weighted
                                                        average                           average
                                    Share options    exercise price   Share options    exercise price
                                    -------------    --------------   -------------    --------------
            Outstanding as of
             beginning of year (1)     265,000           $17.16             -
            Granted                    528,960             8.80          265,000           $17.16
            Exercised                     -                                 -
            Terminated                    -                                 -
            Forfeited                  (64,304)           15.65             -
                                       -------                           -------
            Outstanding as of end
             of year                   729,656             9.10          265,000            17.16
                                       =======                           =======
            Options exercisable as
             of year end                52,804            12.95             -                 -
                                       =======                           =======


            (1) During 1996, the exercise price of share options granted under the 1994 plan was reduced.

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)


NOTE 11 - SHAREHOLDERS' EQUITY (cont.)

         C. SHARE OPTION PLANS (cont.)

            The following table summarizes information about share options outstanding as of December 31, 1996:


                                                                    Exercisable as of
           Outstanding as of December 31, 1996                      December 31, 1996
           -----------------------------------                      -----------------
                                Weighted
                                 average
  Range of                      remaining        Weighted                        Weighted
  exercise       Number        contractual        average         Number         average
   prices      outstanding        life         exercise price   exercisable   exercise price
   ------      -----------        ----         --------------   -----------   --------------
 $6.38-7.00       16,000           9.78            $6.62             -               -
    8.75         488,440           9.91             8.75             -               -
    9.13         173,037           8.35             9.13             625           $9.13
   13.00          52,179           8.25            13.00          52,179           13.00
                 -------                                          ------
                 729,656                                          52,804
                 =======                                          ======


            The weighted average grant-date fair value of the 528,960 and 265,000 options granted during 1996 and 1995 amounted to $4.50 and $11.20 per option, respectively. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the years 1996 and 1995 (all in weighted averages):

                   Risk-free interest rate         5.50%
                   Expected life of options         4.4 years
                   Expected annual volatility         58%
                   Expected dividend yield            none

            Had compensation cost for the Company's share option plans been determined based on fair value at the grant dates for awards made in 1996 and 1995 under such plans in accordance with SFAS 123, the Company's pro forma net income and earnings per share would have been as follows:

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)


NOTE 11 - SHAREHOLDERS' EQUITY (cont.)

         C. SHARE OPTION PLANS (cont.)


                                                     1996       1995
                                                     ----       ----
                   Pro forma net income            $9,221    $19,752
                                                    =====     ======
                   Pro forma earnings per share    $ 0.70    $  1.70
                                                    =====     ======

         D. PUBLIC OFFERINGS OF ORDINARY SHARES

            In October 1994, the Company conducted an initial public offering in the United States of 3,000,000 newly issued ordinary shares at an offering price of $14 per share. Total net proceeds, after deduction of offering expenses and underwriting commissions, amounted to $38,338.

            In July 1995, the Company completed an additional public offering in the United States of 3,205,450 newly issued ordinary shares at an offering price of $29 per share. Total net proceeds, after deduction of offering expenses and underwriting commissions, amounted to $88,068.

         E. CASH DIVIDENDS

            In October 1996, the Company's Board of Directors declared the payment of a special dividend in the amount of $19,808 ($1.50 per ordinary share). The dividend was paid in November 1996.

NOTE 12 - CONCENTRATIONS RELATING TO SALES AND
          PRINCIPAL GEOGRAPHICAL MARKETS

         A. SALES TO MAJOR CUSTOMERS (AS A PERCENTAGE OF TOTAL SALES FOR THE RESPECTIVE PERIODS)

                                                 Year ended December 31,
                                                 -----------------------
                                                 1996      1995     1994
                                                 ----      ----     ----
            Customer A - National                 67%       58%      55%
            Customer B                             8%        9%      19%
            Customer C                            10%       20%      25%
            Customer D                             8%        9%       -

            As of both December 31, 1996 and 1995, the above major customers constituted most of the trade accounts receivable reflected on the balance sheet (see Note 16E).

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)

NOTE 12 - CONCENTRATIONS RELATING TO SALES AND
          PRINCIPAL GEOGRAPHICAL MARKETS (cont.)



         B. SALES BY GEOGRAPHICAL MARKET (AS A PERCENTAGE OF TOTAL SALES FOR THE RESPECTIVE PERIODS)

                                                 Year ended December 31,
                                                 -----------------------
                                                 1996      1995     1994
                                                 ----      ----     ----
            United States                         41%       47%      51%
            Far East                              58%       49%      44%
            Other                                  1%        4%       5%

NOTE 13 - INCOME TAXES

         A. APPROVED ENTERPRISE STATUS

            Virtually all of the Company's facilities have been granted the status of an approved enterprise, as provided by the Israeli Law for the Encouragement of Capital Investments - 1959 ("the 1959 Law") (Note 6B). In connection with the Acquisition, the Government of Israel also agreed to transfer to the Company the approved enterprise status held by National with respect to its investment programs.

            The tax benefits derived from approved enterprise status relate only to taxable income attributable to approved enterprise investments. The Company's income attributable to its various approved enterprise investments is taxed at a rate of 25% for the year 1994 and at a rate of 20% thereafter, for periods ending between 2002 and 2006 depending on the specific approval certificate. The portion of the Company's taxable income which is not attributable to approved enterprise investments is subject to regular "Company Tax" (38% in 1994, declining by 1% per year to 36% in 1996 and thereafter).

            The tax benefits are also conditioned upon fulfillment of the requirements stipulated by the 1959 Law and the regulations promulgated thereunder, as well as the criteria set forth in the certificates of approval. In the event of a failure by the Company to comply with these conditions, the tax benefits could be canceled, in whole or in part, and the Company would be required to refund the amount of the canceled benefits, plus interest and certain inflation adjustments. In management's opinion, the Company has been in full compliance with the aforementioned conditions through December 31, 1996.

                                                 Year ended December 31,
                                                 -----------------------
         B. COMPOSITION                          1996      1995     1994
                                                 ----      ----     ----
            Current                            $   -     $2,613   $1,118
            Deferred                            2,299     2,554    1,109
                                                -----     -----    -----
                                               $2,299    $5,167   $2,227
                                                =====     =====    =====

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)


NOTE 13 - INCOME TAXES (cont.)

         C. COMPONENTS OF DEFERRED TAX ASSET/LIABILITY

            The following is a summary of the components of the deferred tax benefit and liability reflected on the balance sheet as of December 31:

                                                          1996     1995
                                                          ----     ----
            DEFERRED TAX BENEFIT - CURRENT
            Accrued vacation pay                       $   286  $   279
            Other                                           29       28
                                                        ------   ------
             Total current deferred tax benefit        $   315  $   307
                                                        ======   ======
            NET DEFERRED TAX LIABILITY - LONG-TERM

            Deferred tax asset - long-term
             Public offering issuance expenses         $   407  $ 1,127
             Liability for employee rights
               upon severance                              153      130
             Research and development                      657      291
             Net operating loss carryforward               444       -
             Unearned compensation                          98       61
                                                        ------   ------
                                                         1,759    1,609
            Deferred tax liability - long-term
             Depreciation                               (5,878)  (3,421)
                                                        ------   ------
             Total net long-term deferred
               tax liability                           $(4,119) $(1,812)
                                                        ======   ======

         D. EFFECTIVE INCOME TAX RATES

            The reconciliation of the statutory tax rate to the Company's effective tax rate is as follows:

                                                       Year ended December 31,
                                                       -----------------------
                                                       1996      1995     1994
                                                       ----      ----     ----
            Israeli statutory rate                      36%       37%      38%
            Reduced tax rate for
             approved enterprise                       (16)      (16)     (13)
            Benefit from future reduced tax rates       -         -        (3)
            Permanent differences and other, net        (1)       (1)      -
                                                        ---       ---      ---
                                                        19%       20%      22%
                                                        ===       ===      ===

         E. NET OPERATING LOSS CARRYFORWARD

            The Company has net operating loss carryforwards of approximately $2,200 as of December 31, 1996, which may be carried forward for an unlimited period of time.

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)




NOTE 14 - EMPLOYEE RIGHTS UPON SEVERANCE

         Israeli law and labor agreements determine the obligations of the Company to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by Israeli Law, is based upon length of service and the employee's most recent salary. In connection with the Acquisition, the Company agreed to (i) include the period of time that an employee worked for National in calculating severance payments and (ii) subject to certain conditions, make severance payments in an amount equal to not less than the amount of severance funds that were transferred by National to the Company with respect to all employees of National who continued their employment at the facility following the Acquisition. Most of these obligations are covered by regular deposits made by the Company into recognized severance and pension funds and by insurance policies purchased by the Company. The amounts so funded are not reflected on the balance sheet, since they are controlled by the fund trustees and insurance companies and are not under the control and management of the Company.

         Unfunded liabilities for employee rights upon severance of $766 at December 31, 1996 ($648 at December 31, 1995) are included in other liabilities. For the years ended December 31, 1996, 1995 and 1994, expenses relating to employee severance rights were approximately $1,311, $1,303 and $1,009, respectively.

         In light of a general downturn in the market for semiconductor products and reductions in orders from customers, in July 1996, the Company's management terminated the employment of approximately 120 employees. Costs related to the aforementioned termination of employment were not material.


NOTE 15 - COMMITMENTS AND CONTINGENCIES

         A. LEGAL PROCEEDINGS

            Between June and September 1996, several suits were filed in the United States on behalf of a purported class of the Company's shareholders, against the Company, its Co-Chief Executive Officers, its Chairman of the Board of Directors, and DSSI. The complaints seek to certify a class of all persons who purchased or otherwise acquired the Company's ordinary shares between May 25, 1995 and June 10, 1996. The complaints allege, on behalf of the class, that the defendants made misstatements and omissions regarding (i) the relationship between the Company and a major customer and (ii) the Company's process development efforts in connection therewith, in violation of certain U.S. Federal securities laws.

            The Company has indemnified the defendants, up to the limits permitted by the Israel Companies Ordinance, from any liability arising out of the actions. The Company maintains

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)

NOTE 15 - COMMITMENTS AND CONTINGENCIES (cont.)

         A. LEGAL PROCEEDINGS (cont.)

            insurance policies that, under certain conditions, cover actions of this type up to an aggregate amount of $20,000. The Company is unable to determine at this time with any certainty the ultimate outcome of the aforementioned matter or its effect if any, on the Company's financial condition, operating results and business. However, the Company believes it has meritorious defenses and intends to defend the actions vigorously.

         B. LEASES

            The Company's offices and engineering and manufacturing operations are located in a building complex situated in an industrial park in Migdal Haemek, Israel. These premises are currently occupied under a long-term lease from the Israel Lands Authority, which expires in 2032. The Company has no obligation for lease payments related to this lease through the year 2032.

         C. PURCHASE AGREEMENTS

            National and another major customer each purchase products from the Company under long-term purchase agreements, effective through February 28, 1998 and December 31, 1998, respectively. Pursuant to each of the long-term purchase agreements, the customer is committed to purchase, and the Company is committed to sell, a specific monthly output derived from the start of processing of silicon wafers ("wafer starts") at prices stipulated in the agreements. Such output varies from customer to customer. The output levels contained in the agreements are subject to material reductions by the customer on advance written notice. In accordance with its agreement with the Company, the other major customer has exercised its right to reduce its purchase commitments. From commencement of the Company's operations through December 31, 1996, a substantial portion of the Company's production has been sold in the framework of such agreements.

            In May 1995, the Company and National signed an amendment to the original purchase agreement (as previously amended). The amendment called for an increase in the number of wafer starts per month that National is committed to purchase and the Company is committed to sell (the "additional output"). In consideration for such increase, National provided the Company with the amount of $28,875 as an advance in respect of the additional output. The advance bears interest at the three-month Libor rate. Any amounts of the advance not offset against sales of additional output to National through October 1, 1999 may be retained by the Company without any obligation to National. The portion of the advance received through December 31, 1996 (net of the offset against accounts receivable from National in respect of additional output) that is expected to be offset in 1997 in accordance with the agreement is presented as a current liability. The long-term portion is expected to be offset in 1998. In September 1996, an addendum to the aforementioned agreements with National was signed which provides for a mechanism (based substantially on additional quantities purchased) for price reductions under certain circumstances.

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)


NOTE 15 - COMMITMENTS AND CONTINGENCIES (cont.)

         C. PURCHASE AGREEMENTS (cont.)

            In June 1996, the Company reached an understanding for the termination of a purchase agreement with a third major customer. Sales to such customer accounted for approximately 8%, 9% and 19% of the Company's sales in 1996, 1995 and 1994, respectively.

         D. PROFIT SHARING PLAN

            In September 1993, the Board of Directors of the Company adopted an employee profit sharing plan. Under the terms of this plan (i) 7.5% of the Company's profit before taxes ("PBT") each year is to be divided among all employees of the Company, including senior management (the allocation of which is based on salary and a yearly performance score for each employee) and (ii) 2.5% of PBT each year is to be divided among key senior management employees (the allocation among such employees is to be approved by the Chairman of the Board of the Company who does not participate in this plan). The profit sharing award with respect to each year is paid in two installments in the following year. The Company's expenses pursuant to the profit sharing plan were $1,231, $2,561 and $1,000 for 1996, 1995 and 1994, respectively.

         E. MUTUAL SERVICES AGREEMENTS

            In connection with the Acquisition, the Company and National entered into an agreement relating to certain services to be provided by National to the Company. These services included purchase support, use of National computerized process control and simulation systems, access to National information databases, library and electronic mail, and certain other technical services. In addition, the Company performs certain activities for National pursuant to the agreement, including use of the Company's equipment for testing prototype wafers and related activities. The original agreement expired in February 1994 and was renewed several times by new agreements, the last one of which was dated February 28, 1996, effective from expiration of the prior agreement through February 28, 1998. Pursuant to the new agreement, the Company generally pays National's out-of-pocket costs plus a margin of up to 8% for services provided under the agreement. In accordance with the aforementioned agreements, for the year ended December 31, 1996, the Company paid National $260 for various services and National paid the Company $800 for certain activities ($2,101 and $714, respectively, for 1995; and $1,555 and $1,140, respectively, for
            1994).

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)




NOTE 15 - COMMITMENTS AND CONTINGENCIES (cont.)

         F. PENSION CONTRIBUTIONS

            The Company historically has made pension contributions for employees primarily through the purchase of insurance. In 1993, an Israeli court held that companies that are subject to certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) ("Histadrut") and the Coordination Bureau of Economic Organizations that are applicable to the Company by order of the Ministry of Labor ("the Extension Order") are required to make pension contributions exclusively through contributions to Mivtachim Social Institute of Employees Ltd. ("Mivtachim"), a pension fund managed by the Histadrut. In October 1994, the Company concluded an arrangement with Mivtachim and the Histadrut in order to bring it into conformity with this decision. As part of this arrangement, Mivtachim agreed not to assert any claim against the Company with respect to any past practices of the Company relating to this matter. The arrangement provided that the Company would commence making its pension contributions for employees through either contributions to Mivtachim or alternative pension arrangements. This arrangement replaced the Extension Order with respect to the Company's pension obligations to its employees. Although this arrangement does not bind employees with respect to instituting claims relating to any past nonconformity by the Company, the Company believes the likelihood of the assertion of claims by employees is low and that any potential claims by employees against the Company (or against Mivtachim, for which the Company has agreed to indemnify Mivtachim), if successful, will not result in any material liability to the Company.

         G. PRINCIPAL NEW AGREEMENTS

            (1) In November 1996, the Company signed a long-term agreement with
                Waferscale Integration Inc., a U.S. corporation ("WSI"). Pursuant to the agreement, the Company and WSI will jointly develop a production process utilizing technologies owned by both WSI and the Company. The agreement contains commitments by the Company and by WSI, respectively, to produce and purchase specific quantities of silicon wafers to be produced utilizing the technologies.

            (2) In November 1996, the Company signed an MOU with Sayfun
                Semiconductor Ltd. ("Sayfun") with respect to examining the feasibility of certain technology possessed by Sayfun. Subject to the success of the feasibility study, the Company and Sayfun will apply such technology in the Company's manufacturing process in respect of products manufactured for Sayfun and others. Subject to certain other conditions, the Company committed to invest an aggregate sum of approximately
                $1,000 in consideration for 10% of Sayfun's share capital, and an aggregate sum of $1,000 on account of future royalties payable to Sayfun.

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)




NOTE 16 - FINANCIAL INSTRUMENTS

         A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that imposes on one entity a contractual obligation either to deliver or receive cash or another financial instrument to or from a second entity. Examples of financial instruments include cash and cash equivalents, trade accounts receivable, loans, investments, trade accounts payable, accrued expenses, options and forward contracts.

         In accordance with Statements No. 105, 107 and 119 of the FASB, the Company makes certain disclosures with regard to financial instruments, including derivatives. These disclosures include, among other matters, the nature and terms of derivative transactions, information about significant concentrations of credit risk, and the fair value of financial assets and liabilities.

         A. FORWARD EXCHANGE AGREEMENTS

            The Company, from time to time, enters into forward exchange agreements to manage exposure to equipment purchase commitments denominated in Japanese yen. These transactions qualify for hedge accounting in accordance with generally accepted accounting principles and, accordingly, the results of such transactions are recorded concurrently with the realization of the related items (i.e., receipt of the equipment and payment of the related liability). The Company does not hold or issue derivative financial instruments for trading purposes.

         B. CREDIT RISK OF FINANCIAL INSTRUMENTS, INCLUDING DERIVATIVES

            The face or contract amounts of derivatives do not represent amounts exchanged by the parties and, accordingly, are not a measure of the exposure of the Company through its use of derivatives.

            The Company is exposed to credit-related losses in respect of derivative financial instruments in a manner similar to the credit risk involved in the realization or collection of other types of assets. In management's estimation, due to the fact that derivative financial instrument transactions are entered into solely with financial institution counterparties, it is not expected that such counterparties will fail to meet their obligations. See E below with regard to credit risks in respect of trade accounts receivable. Substantially all remaining financial instruments held by the Company are due from governmental entities and, accordingly, the Company's credit risk in respect thereof is negligible.

                               TOWER SEMICONDUCTOR LTD.
                            NOTES TO FINANCIAL STATEMENTS
                    (dollars in thousands, except per share data)



NOTE 16 - FINANCIAL INSTRUMENTS (cont.)

         C. PRESENTATION OF FOREIGN EXCHANGE TRANSACTIONS IN THE FINANCIAL STATEMENTS

            The aggregate contract amounts of forward exchange agreements outstanding as of December 31, 1996 and 1995 were $1,016 and $19,194, respectively. Substantially all outstanding transactions as of December 31, 1996 are scheduled to mature during 1997.

            The credit risk on these transactions was not material as of December 31, 1996 and 1995. Deferred losses as of December 31, 1996 and 1995 amounted to $0 and $1,815, respectively.

            For the year ended December 31, 1996, losses recognized on these transactions amounted to $3,598. Of this amount, $3,002 was capitalized to property and equipment during the year and the remaining amount of $596 was reflected in financing expenses (for the year ended December 31, 1995 - $1,661, $1,130 and $531, respectively. The results of such transactions were not material for the year ended December 31, 1994).

         D. FAIR VALUE OF FINANCIAL INSTRUMENTS

            The estimated fair values of the Company's financial instruments did not materially differ from their respective carrying amounts as of December 31, 1996 and 1995.

         E. CONCENTRATIONS OF CREDIT RISK

            Most of the Company's trade accounts receivable (91% as of December 31, 1996) were due from the Company's two major customers, both of whom are large multi-national companies (see Note 12A).