Form 10-K/A
period 1996-12-31
DATA SYSTEMS & SOFTWARE INC
filed 1997-04-30
CIK 880984

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                  AMENDMENT NO. 1 ON
                                     FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from           to
                                  ---------      ---------
Commission file number 0-19771

                             DATA SYSTEMS & SOFTWARE INC.
                (Exact name of registrant as specified in its charter)

    DELAWARE                                                     22-2786081
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                             identification no.)

200 ROUTE 17, MAHWAH, NEW JERSEY                                    07430
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code (201) 529-2026
                                                 -----------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $.01 per share
                             Common Stock Purchase Rights
                                   (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[  ]

As of March 27, 1997, there were 7,369,178 shares of the registrant's common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant at March 27, 1997 was approximately $38,024,503. The aggregate market value was calculated by using the closing price of the stock on that date on the Nasdaq National Market.

                         Documents incorporated by reference:

None.

                             DATA SYSTEMS & SOFTWARE INC.
                            AMENDMENT NO. 1 ON FORM 10-K/A
                                  TABLE OF CONTENTS

                                                                           PAGE
                                                                          -----
PART III

 Item 10 Directors and Executive Officers of the Registrant.................. 4

 Item 11 Executive Compensation.............................................. 6

 Item 12 Security Ownership of Certain Beneficial Owners and
         Management..........................................................12

 Item 13 Certain Relationships and Related Transactions......................14

         Signatures..........................................................15

                                       PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the directors, executive officers of the Company.

    NAME                AGE            POSITION
    ----                ---            --------

George Morgenstern      63        Director; Chairman of the Board, President
                                  and Chief Executive Officer of DSSI; Chairman of the Board of DSI Israel; Chairman of the Board of Tower

Robert L. Kuhn          52        Director; Vice Chairman of the Board of DSSI

Samuel Fogel            51        Director; Executive Vice President of DSSI;
                                  President and General Manager of DSI Israel

Yacov Kaufman           39        Vice President and Chief Financial Officer of
                                  DSSI; Vice President and Chief Financial
                                  Officer of DSI Israel

David Weldler           39        Vice President

Harvey Eisenberger      52        Director

Sheldon Krause          41        Director and Secretary

Maxwell M. Rabb         86        Director

Allen I. Schiff         51        Director

    GEORGE MORGENSTERN has been Chairman of the Board since June 1993, and has been President and Chief Executive Officer of DSSI since its incorporation in 1986. Mr. Morgenstern also serves as Chairman of the Board of DSI Israel and as Chairman of the Board of Tower. Mr. Morgenstern co-founded Decision Systems, Inc. in 1960 and served as its President and Chief Executive Officer until 1991.

    ROBERT L. KUHN has been a director of DSSI since 1986 and Vice Chairman of the Board of DSSI since 1994. Since 1991,

Dr. Kuhn has been President of Geneva Financial Corporation, a company specializing in mergers and acquisitions. Dr. Kuhn has been active in establishing joint ventures and cross-border transactions with Japan and China, and has been an advisor for the governments of the People's Republic of China, Israel and Germany on commercializing science and technology.

    SAMUEL FOGEL has been Executive Vice President of DSSI since March 1997, Vice President of DSSI since June 1993, President of DSI Israel since October 1991, and General Manager of DSI Israel since June 1990.

    YACOV KAUFMAN has been Vice President and Chief Financial Officer of DSSI since February 1996. Mr. Kaufman has been a Vice President of DSI Israel since 1992 and Chief Financial Officer of DSI Israel since 1990.

    DAVID WELDLER has been Vice President of DSSI since February 1996. From February 1995 to February 1996, Mr. Weldler served in various capacities at DSSI. From 1991 to 1995 Mr. Weldler was president of an international marketing firm.

    HARVEY EISENBERGER has been a director since 1994. Since March 1997, Mr. Eisenberger has been employed by the Company's PHD division in an administrative capacity. From 1986 to March 1997, Mr. Eisenberger was an account executive with a New York investment firm.

    SHELDON KRAUSE has served as Secretary of the Company since 1986 and as a director since 1994. Since 1987, Mr. Krause has been engaged in the private practice of law in New York City and is currently a member of the firm of Ehrenreich & Krause. From 1981 to 1986, Mr. Krause was associated with the New York law firm of Cravath, Swaine & Moore. Mr. Krause is the son-in-law of George Morgenstern, Chairman of the Board, President and Chief Executive Officer of the Company.

    HON. MAXWELL M. RABB has been a director of DSSI since 1992. Ambassador Rabb has been Of Counsel to the law firm of Kramer, Levin, Naftalis, Nessen, Kamin & Frankel since 1991 and was Of Counsel to the law firm of Stroock & Stroock & Lavan from 1989 to 1991. From 1981 to 1988, Ambassador Rabb was United States Ambassador to Italy.

    ALLEN I. SCHIFF has been a director of the Company since 1992. Since 1978 he has been a Professor of Accounting at

Fordham University Graduate School of Business Administration, serving as Chairman of the Accounting Department from 1981 to 1983 and from 1985 to 1990.

    All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualify. Executive officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") . These persons are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that during 1996 all filing requirements applicable to its executive officers and directors were complied with, except that forms required to be filed by Ambassador Rabb in connection with his sale of an aggregate of 20,000 shares of Common Stock were filed late.

Item 11.  EXECUTIVE AND DIRECTOR COMPENSATION

    The following table sets forth for the periods indicated information concerning the compensation of the Chief Executive Officer and the three other officers of the Company who received in excess of $100,000 in salary during 1996. Mr. Weldler was not an officer of the Company in 1995.

                                              SUMMARY COMPENSATION TABLE

                                                                                                          All Other
                                  Annual Compensation           Long Term Compensation Awards           Compensation ($)
                                  -------------------           -----------------------------           ----------------

                                                                                     Securities
Name and                          Salary       Bonus     Restricted Stock            Underlying
Principal Position      Year       ($)          ($)       Awards ($)                 Options (#)
------------------      ----      -----        ----      -----------------        -----------------
George Morgenstern      1994      300,000      -              -                       200,000             85,000
Chief Executive Officer 1995      300,000      -              -                        97,500             82,800
                        1996      300,000                 600,000(1)                  100,000             85,000(2)

Samuel Fogel            1994      132,000      -              -                       200,000             17,600(3)
Executive President     1995      132,000      -              -                        40,000             17,600(3)
                        1996      132,000      -              -                          -                17,000(3)

Yacov Kaufman           1994       99,600      5,000          -                        25,000             13,000(3)
Vice President          1995       99,600     26,200          -                        20,000             15,000(3)
                        1996      108,000      5,900          -                          -                17,000(3)

David Weldler
Vice President          1996      200,000      -              -                        10,000              -
-----------------------------

(1) Represents the fair market value of 100,000 shares of Common Stock awarded in a restricted stock award pursuant to the 1994 Stock Incentive Plan, valued at the market price for the Common Stock on the date of the grant. The shares vest over a three years period, with one-third of the shares vesting in March of each year commencing March 1997. Dividends, if and when declared by the Company, would be payable on vested shares; unvested shares are not eligible to receive dividends. No restricted stock awards have been previously made to Mr. Morgenstern.


(2) Consists of (i) $60,000 in contributions to a non-qualified retirement fund, (ii) approximately $17,000 paid in lieu of vacation not taken in 1995, (iii) approximately $5,000 in life insurance premiums and (iv) director's fees of $3,000.

(3) Represents contributions to severance and pension funds. These contributions are made on substantially the same basis as those made on behalf of all DSI Israel employees.

     The following tables summarize (i) the options granted in 1996 to the executive officers named in the Summary Compensation Table above, (ii) the potential value of these options at the end of the option term assuming certain levels of appreciation of the Company's Common Stock, (iii) the number of shares acquired by the named executive officers upon the exercise of options in 1996 and the value realized thereon, and (iv) the number and value of all options held by such executive officers at the end of 1996.



                              OPTION/SAR GRANTS IN 1996


                                                                                         Potential Realizable
                                                                                        Value at Assumed Annual
                                                                                          Rates of Stock Price
                                                                                            Appreciation for
                                        Individual Grants(1)                                 Option Term(2)
                      ----------------------------------------------------------------- ------------------------
                      Number of
                      Securities     % of Total          Exercise
                      Underlying     Options Granted     or Base
                      Options        to Employees in     Price          Expiration
Name                  Granted (#)    Fiscal Year (%)     ($/Share)      Date             5% ($)         10% ($)
------------------    -----------    ---------------      --------      -----------      ------         --------

George Morgenstern    150,000(3)        76.3                6.00        3/31/01          248,653         549,459
David Weldler          10,000(3)         5.1                6.00        3/31/01           16,577          36,631

---------------------------------


(1)  The Company granted no stock appreciation rights (SARs) in 1996.

(2) The dollar amounts under these columns are the result of calculations at the 5% and 10% compounded annual appreciation rates prescribed by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future price appreciation, if any, of the Common Stock.

(3) These options become exercisable as to one-third in March of each year commencing March 1997.

    AGGREGATED OPTION EXERCISES IN 1996 AND FISCAL YEAR END STOCK OPTION VALUES

                       Number of Shares       Value          Number of Securities Underlying
                       Acquired Upon         Realized        Unexercised Options at Year End     Value of Unexercised In-the-
Name                     Exercise (#)          ($)                        (#)                       Money Options ($)(1)
----                    ----------------    ---------         --------------------------------   -----------------------------
                                                               Exercisable      Unexercisable     Exercisable    Unexercisable
                                                               -----------      -------------     -----------    -------------

George Morgenstern               -               -               230,584           216,666            -0-             -0-
Samuel Fogel                     -               -               146,667            93,333             -              -0-
Yacov Kaufman                    -               -                41,667              -              18,750            -
David Weldler                 10,000          29,000              10,000            10,000            1,835           -0-

-------------------------

(1) Based on the closing price for the Common Stock on December 31, 1996 of 5-11/16.

COMPENSATION OF DIRECTORS

     Each director of the Company is paid $1,000 for each meeting which such director attends, plus reimbursement of associated out-of-pocket expenses. Dr. Schiff receives an additional $12,000 per annum ($16,000 per annum beginning 1997) for his service as Chairman of the Audit Committee and Stock Option Committees, plus additional amounts for committee meeting fees and special assignments. In 1996, Dr. Schiff received a total of $19,000 in connection with his service on the Board and Board committees. Mr. Eisenberger receives an additional $6,000 per annum in connection with his service on the Audit Committee. Dr. Kuhn receives $50,000 per annum in connection with his service as Vice Chairman of the Company.

     In addition members of the Board of Directors who are not executive officers (Mr. Eisenberger, Mr. Krause, Ambassador Rabb and Dr. Schiff) were granted options to purchase 7,500 shares at an exercise price of $6.06 (the fair market value of the Common Stock on the date of the Company's 1996 annual meeting of stockholders).

     The Company's 1994 Stock Option Plan for Outside Directors provides for awards of non-qualified options to directors of the Company who are not officers or employees of the Company or its affiliates and who meet certain other eligibility criteria. Pursuant to the plan, (i) upon first election or appointment to the Board, each newly elected eligible director will be granted an option to purchase 7,500 shares of common stock and (ii) immediately following each annual meeting of stockholders of the Company, each eligible director will generally be granted an option to purchase 7,500 shares of common stock.

     Options granted under the plan are exercisable beginning on the first anniversary of the date of the grant until the earliest of (i) 10 years from the date of grant, (ii) one year from the date of which an optionee ceases to be an eligible director and (iii) the date an optionee ceases to be a director, except in the event of death or disability, 90 days from the date of such death or disability. The exercise price per share of Common Stock shall be 100% of fair market value per share on the date the option is granted. The maximum number of shares of common stock in respect of which awards may be granted under the plan is 200,000.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     George Morgenstern has served as Chairman of the Board, President and Chief Executive Officer of the Company pursuant to an employment agreement which commenced on January 1, 1994. Pursuant to the agreement, Mr. Morgenstern received a salary of $300,000 per annum, plus contributions to a nonqualified retirement fund equal to 20% of salary. The agreement provided for annual review of the salary by the Board of Directors and an annual cost of living adjustment commencing in 1997. No changes were made to Mr. Morgenstern's cash compensation in 1995 or 1996.

     In January 1997, the Board of Directors approved certain modifications to the terms of Mr. Morgenstern's employment, including (i) an increase in Mr. Morgenstern's base salary to $420,000 per annum and (ii) an increase in the percentage of Mr. Morgenstern's salary contributed to Mr. Morgenstern's non-qualified retirement fund to 25% of base salary. The annual salary will be subject to cost of living adjustment commencing in 1998.

     Under the employment agreement, as modified by the Board, Mr. Morgenstern is entitled to terminate his employment and continue to serve the Company as a consultant through the end of 2005. Mr. Morgenstern may exercise such right:
(x) if there is a "Change in Control of the Company" (as defined in the agreement, such as the acquisition by a third party of 20% or more of the Company's outstanding voting stock, a merger or sale of all or substantially all of the assets of the Company, approval of a liquidation or dissolution of the Company or certain changes in the composition of the Company's Board of Directors), in which case he would continue to receive compensation at the annual rate in effect at the time of such election, adjusted annually commencing in 1998 for increases in the cost of living (the "Base Rate"), or (y) upon 120 days' prior written notice at any time before December 31, 2001, in which case he would receive compensation at an annual rate equal to 50% of the Base Rate for four years and at 25% of the Base Rate thereafter. During any consulting period, Mr. Morgenstern would provide advice and consultative services concerning the business of the Company upon request of the Board of Directors, and report directly to the Board of Directors. The Company is obligated under the agreement to fund at the beginning of any consulting period all amounts to become payable to Mr. Morgenstern for consulting services and to fund upon his death all amounts payable to his estate. During the term of the agreement (including any consulting period), Mr.

Morgenstern may not engage in a business that is in substantial and direct competition with the business of the Company or any of its subsidiaries.

     Samuel Fogel serves as President and General Manager of DSI Israel, pursuant to an employment agreement with the Company. The term of the agreement is automatically extended for an additional one-year period on August 31 of each year unless terminated for any reason by either party upon three months' prior written notice or by the Company for cause (as defined). In addition to his cash compensation, Mr. Fogel also has use of a company automobile and receives other benefits customarily conferred in Israel upon persons in similar corporate positions.

     The stock option agreements with the Company's executive officers provide for accelerated vesting in the event of a "Change in Control of the Company" (which is defined substantially the same as in the employment agreement for Mr. Morgenstern described above).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors has not established a compensation committee. All matters related to compensation, except for stock option and other stock-based compensation and matters, are determined by the Board of Directors. Stock option matters are determined by the Stock Option Committee, consisting of Allen
I. Schiff (Chairman), Sheldon Krause and Maxwell M. Rabb (alternate). Mr. Morgenstern and Mr. Krause, Chairman and Chief Executive Officer and Secretary of the Company, respectively, participated in deliberations relating to compensation of officers. Neither Mr. Morgenstern nor Mr. Krause participated in any deliberations relating to compensation of Mr. Morgenstern.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and the notes thereto set forth information, as of April 15, 1997, concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the executive officers of the Company listed under "Summary Compensation Table" above, and (iv) all executive officers and directors of the Company as a group.

            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



                                   Shares
Name and Address of              Beneficially               Percent
Beneficial Owner(1)                Owned(2)                 Of Class
-------------------              ------------               --------

George Morgenstern               459,823(3)                  6.0%
Robert L. Kuhn                   363,406(4)                  4.8%
Samuel Fogel                     237,404(5)                  3.1%
Yacov Kaufman                     41,667(6)                   *
David Weldler                     13,333(6)                   *
Harvey Eisenberger                 7,500(6)                   *
Sheldon Krause                    12,500(6)                   *
Hon. Maxwell M. Rabb              12,500(6)                   *
Allen I. Schiff                   12,500(6)                   *
All executive officers and
directors of the Company as a
group (9 people)               1,160,633                    14.4%

*  Less than 1%.

-----------------------------

(1)  Address is in care of the Company.

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Consists of (i) 179,239 shares held by Mr. Morgenstern, including 100,000 shares received by Mr. Morgenstern in March 1996 as a restricted stock award which will vest over a three year period, and (ii) 280,584 currently exercisable options held by Mr. Morgenstern.

(4) Consists of 192,656 shares and 170,750 currently exercisable options held by Dr. Kuhn.

(5) Consists of 90,737 shares and 146,667 currently exercisable options held by Mr. Fogel.

(6)  Consists of currently exercisable options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1994, the Company made a non-interest bearing loan of approximately $277,000 to Samuel Fogel, Vice President of the Company and President of DSI Israel. The loan remains outstanding and is repayable out of the proceeds of the sale of shares of Common Stock previously issued to Mr. Fogel.

     During 1996, the Company approved a loan of up to $550,000, bearing interest at an annual rate of 7%, to George Morgenstern, its Chairman and Chief Executive Officer. The balance of this loan as of December 31, 1996 was approximately $481,000. The remainder of the loan was drawn down in the first quarter of 1997. Such loan is repayable in monthly installments over a period of five years.

     During 1996, the Company paid approximately $450,000 in payment for legal services rendered and reimbursement of out-of-pocket expenses to Ehrenreich & Krause, a law firm in which Sheldon Krause, director and Secretary of the Company, is a member.

                                      SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on April 30, 1997.


                              DATA SYSTEMS & SOFTWARE INC.



                              By:  /s/ George Morgenstern
                                 --------------------------------
                                   George Morgenstern
                                   Chairman, President and
                                   Chief Executive Officer