Form 10-Q
period 1997-03-31
DATA SYSTEMS & SOFTWARE INC
filed 1997-05-20
CIK 880984

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31,1997 COMMISSION FILE NO. 0-19771

--------------------------------------------------------------------------------

                          DATA SYSTEMS & SOFTWARE INC.
               (Exact name of registrant as specified in charter)

--------------------------------------------------------------------------------

Delaware                                     22-2786081
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification Number)

200 Route 17, Mahwah, New Jersey                             07430
(Address of registrant's principal executive offices)       (Zip Code)

(201) 529-2026
(Registrant's telephone number, including  area code)
-----------------------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                              No

Number of shares outstanding of the registrant's common stock, as of April 30, 1997: 7,369,178

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                                      INDEX

Part I.        Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets
                   as of December 31, 1996 and March 31, 1997                 1

               Consolidated Statements of Operations
                   for the three month periods ended
                   March 31, 1996 and March 31, 1997                          2

               Statement of Changes in Shareholders' Equity
                   for the three month period ended March 31, 1997            3

               Consolidated Statements of Cash Flows
                   for the three month periods ended
                   March 31, 1996 and March 31, 1997                          4

               Schedules to Consolidated Statements of Cash Flows
                   for the three month periods ended
                   March 31, 1996 and March 31, 1997                          5

               Notes to Consolidated Financial Statements                     6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  7

Part II.       Other Information

     Item 1.   Legal Proceedings                                             10

     Item 4.   Submission of Matters to a Vote of Security Holders           10

     Item 6.   Exhibits and Reports on Form 8-K                              10

Signatures                                                                   11

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

                                                                     December 31,   March 31,
                                     ASSETS                             1996          1997
                                                                      ---------     ---------
Current assets:                                                                     (unaudited)
    Cash and cash equivalents                                         $   2,464     $   1,636
    Short-term interest bearing bank deposits                               398           400
    Marketable debt securities                                            5,226         3,000
    Restricted cash                                                       1,403         1,451
    Trade accounts receivable, net                                        7,875         9,072
    Inventory                                                               953           561
    Other current assets                                                  1,740         1,326
                                                                      ---------     ---------
            Total current assets                                         20,059        17,446
                                                                      ---------     ---------
Investments                                                              68,372        69,668
                                                                      ---------     ---------
Property and equipment, net                                               2,279         2,388
                                                                      ---------     ---------
Other assets:
    Capitalized software development costs, net                           5,229         4,475
    Intangible assets, primarily goodwill , net                             468           428
    Note receivable                                                       2,083         2,124
    Other                                                                 3,626         3,981
                                                                      ---------     ---------
                                                                         11,406        11,008
                                                                      ---------     ---------
            Total assets                                              $ 102,116     $ 100,510
                                                                      =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short-term debt - banks and others                                $   1,962     $   2,066
    Current maturities of long-term debt - banks and others                 162           162
    Trade accounts payable                                                1,643           434
    Accrued payroll, payroll taxes and social benefits                    2,140         2,165
    Other current liabilities                                               476         2,559
                                                                      ---------     ---------
            Total current liabilities                                     6,383         7,386
                                                                      ---------     ---------
Long-term liabilities -bank and others, net of current maturities           472           601
                                                                      ---------     ---------
Minority interests                                                       29,283        29,894
                                                                      ---------     ---------
Shareholders' equity:
    Common stock - $.01 par value per share:
        Authorized - 20,000,000 shares; Issued - 7,708,540 shares            77            77
    Additional paid-in capital                                           33,997        34,046
    Retained earnings                                                    33,752        30,354
                                                                      ---------     ---------
                                                                         67,826        64,477
    Treasury stock, at cost - 339,362 shares                             (1,848)       (1,848)
                                                                      ---------     ---------
            Total shareholders' equity                                   65,978        62,629
                                                                      ---------     ---------
            Total liabilities and shareholders' equity                $ 102,116     $ 100,510
                                                                      =========     =========

   The accompanying notes are an integral part of these financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (unaudited)
                  (dollars in thousands, except per share data)

                                                            Three months ended
                                                                 March 31,
                                                           --------------------
                                                             1996        1997*
                                                           --------     -------
Sales:
    Products                                               $ 30,602     $ 5,403
    Services                                                  5,130       4,547
                                                           --------     -------
                                                             35,732       9,950
                                                           --------     -------
Cost of sales:
    Products                                                 22,040       3,938
    Services                                                  3,759       3,965
                                                           --------     -------
                                                             25,799       7,903
                                                           --------     -------
    Gross profit                                              9,933       2,047
Research and development expenses, net                          835       2,547
Selling, general and administrative expenses                  4,454       4,301
                                                           --------     -------
    Operating income (loss)                                   4,644      (4,801)
Financial income                                              2,129         260
Financial expenses                                             (964)       (152)
Other income, net                                                17           2
                                                           --------     -------
    Income (loss) before income taxes                         5,826      (4,691)
Income tax expense (benefit)                                  1,161        (164)
                                                           --------     -------
    Income (loss) after income taxes                          4,665      (4,527)
Minority interests                                           (3,819)       (635)
Equity in affiliates                                            (73)      1,764
                                                           --------     -------
    Net income (loss)                                      $    773     ($3,398)
                                                           ========     =======
Earnings (loss) per common and common
    equivalent share                                       $   0.10     ($ 0.46)
                                                           ========     =======

Weighted average number of shares (in thousands)              7,310       7,371
                                                           ========     =======

----------
*    Reflects the results of Tower Semiconductor Ltd. on the equity method. See
     Note 2.

   The accompanying notes are an integral part of these financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                    (dollars in thousands, except share data)

                                 Number                            Additional
                                   of              Common           paid-in          Treasury          Retained
                                 shares             stock           capital           stock            earnings            Total
                                ---------          -------          -------          -------           --------           --------
Balances as of
    January 1, 1997             7,708,540          $    77          $33,997          ($1,848)          $ 33,752           $ 65,978

Unamortized
    restricted stock
    award compensation               --               --                 49             --                 --                   49

Net loss                             --               --               --               --               (3,398)            (3,398)
                                ---------          -------          -------          -------           --------           --------
Balances as of
    March 31, 1997              7,708,540          $    77          $34,046          ($1,848)          $ 30,354           $ 62,629
                                =========          =======          =======          =======           ========           ========

   The accompanying notes are an integral part of these financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                   Three months ended
                                                                        March 31,
                                                                   -------------------
                                                                    1996       1997
                                                                   -------    -------
Cash flows from operating activities:
  Net income (loss)                                                $   773    $(3,398)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities - see Schedule A                9,949      1,341
                                                                   -------    -------
    Net cash provided by (used in) operating activities             10,722     (2,057)
                                                                   -------    -------
Cash flows used in investment activities:
  Short-term and long-term bank deposits, net                       (3,529)        12
  Restricted cash, net                                                 (97)        -
  Investment in marketable securities                              (64,327)   (15,325)
  Proceeds from realization of marketable securities                68,211     17,607
  Acquisitions of property and equipment                           (17,552)      (364)
  Proceeds from sale of property and equipment                          39         32
  Investments in capitalized software development
    costs, net                                                        (635)      (177)
  Investments in other assets                                         (310)      (708)
  Loans to affiliates                                                 (172)        -
  Net effect of change in reporting from equity
    to consolidation method - see Schedule B                            -         102
                                                                   -------    -------
    Net cash provided by (used in) investment activities           (18,372)     1,179
                                                                   -------    -------
Cash flows from (used in) financing activities:
  Proceeds from issuance of common stock, net                           15         49
  Short-term debt, net                                                (518)        55
  Proceeds from long-term debt                                         363         -
  Repayments of long-term debt                                        (407)       (54)
                                                                   -------    -------
    Net cash provided by (used in) financing activities               (547)        50
                                                                   -------    -------
Net decrease in cash and cash equivalents                           (8,197)      (828)

Cash and cash equivalents at beginning of period                    25,959      2,464
                                                                   -------    -------
Cash and cash equivalents at end of period                         $17,762    $ 1,636
                                                                   =======    =======
Supplemental cash flow information:
  Cash paid during the period for:

    Interest                                                       $   216    $    57
                                                                   =======    =======
    Income taxes                                                   $   894    $    23
                                                                   =======    =======

   The accompanying notes are an integral part of these financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
               Schedules to Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                               Three months ended
                                                                                   March 31,
                                                                               ------------------
                                                                                1996       1997
                                                                               -------    -------
A.  Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
    Depreciation and amortization                                              $ 3,365   $   264
    Minority interests                                                           3,819       635
    Write-down of capitalized software development and other costs                   -     1,967
    Earnings on marketable debt securities                                      (1,042)      (56)
    Deferred income taxes                                                          862       159
    Increase in liability for severance pay                                        539       183
    Equity in affiliates                                                            73    (1,764)
    Gain on sale of property, plant and equipment, net                               -        (1)
    Other                                                                            4      (318)
    Increase in accounts receivable and other current assets                    (1,671)   (1,322)
    Decrease (increase) in inventory                                            (3,186)      240
    Increase in long-term receivables                                              (14)      (41)
    Increase in accounts payable and other current liabilities                   3,543     1,395
    Increase in customer advances, net                                           3,657         -
                                                                               -------   -------
                                                                               $ 9,949   $ 1,341
                                                                               =======   =======
B.  Net effect of change in reporting from
      equity method to consolidation of subsidiary:
    Working capital, net of cash                                                     -       (18)
    Intercompany loans                                                               -     1,157
    Other assets                                                                     -    (1,037)
                                                                               -------   -------
                                                                                     -   $   102
                                                                               =======   =======
C.  Non - cash activities:
    Issuance of common stock related to business acquisitions                  $ 1,134         -
                                                                               =======   =======

   The accompanying notes are an integral part of these financial statements

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

      In the opinion of the Company, all adjustments necessary for a fair presentation have been reflected herein. In addition to adjustments of a normal recurring nature, such adjustments included the write-down of certain previously capitalized software development and other deferred costs, which reduced net income by approximately $2.0 million during the first quarter of 1997. Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2. Investment in Tower

      Although the Company retained effective control of Tower, as a result of a change in its voting control of Tower's shares, the Company ceased to consolidate Tower's financial statements as of December 31, 1996. As the Company's consolidated statement of operations for the three months ended March 31, 1997 does not include Tower's balances while that of the comparable period in 1996 does, the Company's statement of operations for the first three months of 1997 and 1996 are not directly comparable.

      Summarized income statement information of Tower for the three months ended March 31, 1997 is as follows:

                                           ($,000)
                                           -------
        Sales                             $29,121
        Gross Profit                        8,059
        Research and development            1,309
        Sales, general and administrative   1,917
        Operating income                    4,833

Note 3: Implementation of Accounting Standard

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"), which establishes new standards for computing and presenting net income per share. The statement is effective for periods ending after December 15, 1997. Accordingly, the Company will adopt the standard beginning with its fourth quarter of 1997. Had FAS 128 been adopted, net income (loss) per common and common equivalent share amounts would not have been materially different for the periods presented.

Note 4: Inventory

      Inventory includes almost exclusively merchandise and finished goods.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General

      The Company commenced providing consulting and development services for computer software and systems in Israel in 1986 and in the United States in 1991. In March 1993, the Company diversified its business through the acquisition of a facility in Israel that manufactures semiconductors using CMOS process technology and the proprietary IC designs of its customers. From March 1993 through the end of 1996, the Company conducted its business through two business segments: the Computer Segment and the Semiconductor Segment. Due to changes in the Company's voting control in Tower, the balance sheets as at December 31, 1996 and March 31, 1997 do not include Tower balances. Commencing in 1997, the Company accounts for its interest in Tower's results using the equity method, including its prorata share of Tower's net income as equity income.

      Capitalized software development costs reflected on the balance sheet at March 31, 1997, were $4.5 million, all of which related to the Company's EPSM product. Applicable accounting principles require that capitalized software costs be periodically reviewed and written down to net realizable value. The Company took significant write downs of such costs in the first quarter of 1997 and has taken such writedowns in prior periods. Possible writedowns of capitalized software costs associated with EPSM may significantly affect oerating results in 1997 and/or future periods. The Company's future operating results are also subject to the outcome of various other factors and are subject to various other risks and uncertainties. See "Item 1. Business-Factors Which May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K").

Results of Operations

      The following tables set forth certain information with respect to the results of operations of the Company for the three months ended March 31, 1996 and 1997, the percentage of total revenues during each period attributable to selected components of operations statement data, and the period to period actual and percentage changes in such components.

      The statement of operations for the three months ended March 31, 1997 reflects Tower's activity on the equity method while the statement of operations for the comparable period in 1996 reflects Tower's activity on a fully consolidated basis. Therefore, the balances for the two periods are not directly comparable. Following is an analysis comparing the statement of operations for the Company in the first three months of 1997 to that of what was the Computer Segment for the comparable period in 1996.

                                 Three months ended March 31,                Change
                            --------------------------------------            from
                                  1997                  1996                  1996
                            ----------------     -----------------     -----------------
                                       % of                 % of
                            ($,000)    sales     ($,000)    sales     ($,000)      %
                            ------     -----     ------     -----      -----     -----
Computer segment:
Sales                        9,950                7,670                2,280       30%
Gross profit                 2,047      21%       1,981       26%         66        3%
R&D expenses, net            2,547      26%         121        2%      2,426
SG&A expenses                3,941      40%       2,197       29%      1,944       88%
Operating loss              (4,441)    -45%        (337)      -4%     (4,104)

Semiconductor segment:
Sales                                            28,062
Gross profit                                      7,952       28%
R&D expenses, net                                   714        3%
SG&A expenses                                     1,784        6%
Operating income                                  5,454       19%

Corporate:
SG&A expenses                  360                  473                 (113)    -24%
Equity income                1,764                  (73)

Combined:
Sales                        9,950               35,732
Gross profit                 2,047      21%       9,933       28%
R&D expenses, net            2,547      26%         835        2%
SG&A expenses                4,301      43%       4,454       13%
Operating income (loss)     (4,801)    -48%       4,644       13%
Net income (loss)           (3,398)    -34%         773        2%     (4,170)

      SALES. The increase in Computer Segment sales in the first quarter of 1997 as compared to the same period in 1996 was due to increased sales from the Segment's United States operations, attributable to a 159% increase in Computer
- VAR sales and nearly tripling PHD-TM software sales. These were partially offset by a decrease in sales from the segment's Israeli operations, resulting primarily from the sale of the Company's Atir subsidiary during 1996.

      GROSS PROFIT. The decrease in gross profit as a percentage of Computer Segment sales was primarily due to decreased profitability in the Company's Israeli operations, resulting from increased labor costs.

      RESEARCH AND DEVELOPMENT EXPENSES. The increase in research and development expenses in the Computer Segment was primarily attributable to write-downs of previously capitalized software of the PHD and Cybrcard (TM) multimedia entertainment product during the first quarter of 1997. These write downs resulted from the Company's ongoing reassessment of the likely realizable value of these costs in light of the short market cycle and rapid rate of change in the PC-software environment.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The increase in SG&A was primarily attributable to increased marketing efforts of the Company's PHD and Cybrcard multimedia entertainment products.

      OPERATING LOSS. The increase in the operating loss was primarily attributable to the aforementioned increase in research and development costs and marketing expenses.

      SHARE OF AFFILIATED COMPANY'S NET INCOME. Had the Company incorporated Tower's results for the first quarter of 1996 using the equity method, equity income for that quarter would have been $1.4 million as compared to $1.0 million for the first quarter of 1997. The decrease in Tower's net income was primarily attributable to (i) increased research and development expenses related to Tower's technology advancement plan, (ii) increased marketing expenses, (iii) decrease in financial income as a result of a decrease in cash and cash equivalents as Tower implements its investment program and (iv) a decrease in the Company's ownership in Tower.

      NET INCOME (LOSS). The decrease in net income, resulting in a net loss in the first quarter of 1997, was primarily attributable to increased losses in the Company's Computer Segment, primarily as a result from the aforementioned write downs of previously capitalized software, other research and development expenses and marketing expenses.

Financial Condition

    As of March 31, 1997, DSSI and its wholly-owned subsidiaries had working capital of $7.6 million including cash and cash equivalents of $1.5 million and marketable securities and short term bank deposits of $3.0 million.

    As of March 31, 1997, DSI had working capital of $2.5 million, including marketable securities and short term bank deposits of $400,000. Certain DSI bank deposits serve as collateral for bank loans and guarantees.

Impact of Inflation and Currency Fluctuations

    Approximately 90% of the Company's sales are denominated in dollars. The remaining portion is primarily denominated in New Israel Shekels ("NIS") that are linked to the dollar. These transaction amounts are linked to the dollar for the period between the date the transactions are entered into and the date they are effected and billed. Subsequent thereto, through the date of settlement, amounts are primarily unlinked. The majority of the Company's expenses in the first quarter of 1997 were in dollars or dollar-linked NIS and virtually all the remaining expenses were in NIS. The dollar cost of the Company's operations in Israel is influenced by the timing of, and the extent to which, any increase in the rate of inflation in Israel over the rate of inflation in the United States is not offset by the devaluation of the NIS in relation to the dollar. The Company believes that the rate of inflation in Israel has had a minor effect on its business to date. However, the Company's dollar costs in Israel will increase if inflation in Israel continues, as in the past years, to exceed the devaluation of the NIS against the dollar or if the timing of such devaluation lags behind inflation in Israel.

    The Company does not engage in any other hedging activities.

    As of March 31, 1997, virtually all of the Company's monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS, and the net amount of such monetary assets and liabilities was not material. In the event that in the future the Company has material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                           PART II - Other information

Item 1: Legal Proceedings

      See Part I, Item 3 of the Company's 1996 10-K for a discussion of material litigation to which the Company is a party.

Item 4: Submission of Matters to a Vote of Security Holders

      None

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

                                        DATA SYSTEMS AND SOFTWARE INC.
Dated:  May 19, 1997

                                        By:  /s/ Yacov Kaufman
                                             ------------------------------
                                             Yacov Kaufman
                                             Chief Financial Officer