Form 10-Q
period 1997-06-30
DATA SYSTEMS & SOFTWARE INC
filed 1997-08-14
CIK 880984

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 COMMISSION FILE NO. 0-19771

----------------------------------------------------------------------------

                          DATA SYSTEMS & SOFTWARE INC.
               (Exact name of registrant as specified in charter)

----------------------------------------------------------------------------

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

Yes    X                              No

Number of shares outstanding of the registrant's common stock, as of July 31, 1997: 7,369,178

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                                      INDEX

Part I.       Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets

                  as of December 31, 1996 and June 30, 1997                1

              Consolidated Statements of Operations
                  for the three month and six month periods ended
                  June 30, 1996 and June 30, 1997                          2

              Statement of Changes in Shareholders' Equity
                  for the six month period ended June 30, 1997             3

              Consolidated Statements of Cash Flows
                  for the six month periods ended
                  June 30, 1996 and June 30, 1997                          4

              Schedules to Consolidated Statements of Cash Flows
                  for the six month periods ended
                  June 30, 1996 and June 30, 1997                          5

              Notes to Consolidated Financial Statements                 6-7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations             8-11

Part II.      Other Information

     Item 1.  Legal Proceedings                                           12

     Item 4.  Submission of Matters to a Vote of Security Holders         12

     Item 6.  Exhibits and Reports on Form 8-K                            12

Signatures                                                                13

               DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets
               (dollars in thousands, except per share data)


                                                                     December 31,    June 30,
                                     ASSETS                             1996           1997
                                                                      ---------     ---------
Current assets:                                                                    (unaudited)
    Cash and cash equivalents                                         $   2,464     $   1,448
    Short-term interest bearing bank deposits                               398           403
    Marketable debt securities                                            5,226         1,400
    Restricted cash                                                       1,403         1,756
    Trade accounts receivable, net                                        7,875         9,268
    Inventory                                                               953           744
    Other current assets                                                  1,740         1,776
                                                                      ---------     ---------
            Total current assets                                         20,059        16,795
                                                                      - - - - -     - - - - -
Investments                                                              68,372        71,711
                                                                      - - - - -     - - - - -
Property and equipment, net                                               2,279         2,307
                                                                      - - - - -     - - - - -
Other assets:

    Capitalized software development costs, net                           5,229         4,475
    Intangible assets, net                                                  468           388
    Note receivable                                                       2,083         2,165
    Other                                                                 3,626         3,901
                                                                      ---------     ---------
                                                                         11,406        10,929

                                                                      ---------     ---------
            Total assets                                              $ 102,116     $ 101,742
                                                                      =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Short-term debt - banks and others                                $   1,962     $   2,485
    Current maturities of long-term debt - banks and others                 162           145
    Trade accounts payable                                                1,643         2,836
    Accrued payroll, payroll taxes and social benefits                    2,140         2,591
    Other current liabilities                                               476           803
                                                                      ---------     ---------
            Total current liabilities                                     6,383         8,860
                                                                      - - - - -     - - - - -
Long-term liabilities -bank and others, net of current maturities           472           610
                                                                      - - - - -     - - - - -
Minority interests                                                       29,283        30,578
                                                                      - - - - -     - - - - -
Shareholders' equity:

    Common stock - $.01 par value per share:

        Authorized - 20,000,000 shares; Issued - 7,708,540 shares            77            77
    Additional paid-in capital                                           33,997        34,095
    Retained earnings                                                    33,752        29,370
                                                                      ---------     ---------
                                                                         67,826        63,542

    Treasury stock, at cost - 339,362 shares                             (1,848)       (1,848)
                                                                      ---------     ---------
            Total shareholders' equity                                   65,978        61,694
                                                                      ---------     ---------
            Total liabilities and shareholders' equity                $ 102,116     $ 101,742
                                                                      =========     =========

The accompanying notes are an integral part of these financial statements.

               DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Consolidated Statements of Operations (unaudited)

               (dollars in thousands, except per share data)



                                                     Six months ended      Three months ended
                                                         June 30,                June 30,
                                                    -----------------      -----------------
                                                      1996     1997*         1996      1997*
                                                    -------   -------      -------    ------
Sales:
    Products                                        $63,056   $ 9,897      $32,454   $ 4,494
    Services                                          9,387    10,104        4,257     5,557
                                                    -------   -------      -------   -------
                                                     72,443    20,001       36,711    10,051
                                                    - - - -   - - - -      - - - -   - - - -
Cost of sales:

    Products                                         47,519     7,799       25,479     3,861
    Services                                          7,095     7,817        3,336     3,852
                                                    -------   -------      -------   -------
                                                     54,614    15,616       28,815     7,713
                                                    - - - -   - - - -      - - - -   - - - -
                                                    -------   -------      -------   -------
    Gross profit                                     17,829     4,385        7,896     2,338
Research and development expenses, net                1,728     2,913          893       366
Selling, general and administrative expenses          9,080     9,000        4,626     4,699
                                                    -------   -------      -------   -------
    Operating income (loss)                           7,021    (7,528)       2,377    (2,727)
Financial income                                      3,708       545        1,579       285
Financial expenses                                   (1,723)     (160)        (759)       (8)
Other income, net                                        29        23           12        21
                                                    -------   -------      -------   -------
    Income (loss) before income taxes                 9,035    (7,120)       3,209    (2,429)
Income tax expense (benefit)                          1,650      (128)         489        36
                                                    -------   --------     -------   -------
    Income (loss) after income taxes                  7,385    (6,992)       2,720    (2,465)
Minority interests                                   (6,144)   (1,321)      (2,325)     (686)
Equity in affiliates                                   (126)    3,931          (53)    2,167
                                                    -------   -------      -------   -------
    Net income (loss)                               $ 1,115   ($4,382)     $   342     ($984)
                                                    =======   =======      =======   =======
Earnings (loss) per common and common
    equivalent share                                $  0.14   $ (0.59)     $  0.04   ($ 0.13)
                                                    =======   =======      =======   =======

Weighted average number of shares (in thousands)      7,425     7,369        7,534     7,372
                                                    =======   =======      =======   =======



---------------
* Reflects the results of Tower Semiconductor Ltd. on the equity method. See
  Note 2.

The accompanying notes are an integral part of these financial statements.

               DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

         Consolidated Statement of Changes in Shareholders' Equity
                 (dollars in thousands, except share data)



                               Number                        Additional
                                 of            Common         paid-in        Treasury        Retained
                               shares           stock         capital         stock          earnings          Total
                              ---------        -------        -------        -------         --------         --------
Balances as of
    January 1, 1997           7,708,540        $    77        $33,997        ($1,848)        $ 33,752         $ 65,978

Unamortized
    restricted stock
    award compensation             --             --               98           --               --                 98

Net loss                           --             --             --             --             (4,382)          (4,382)
                              ---------        -------        -------        -------         --------         --------
Balances as of
    June 30, 1997             7,708,540        $    77        $34,095        ($1,848)        $ 29,370         $ 61,694
                              =========        =======        =======        =======         ========         ========



The accompanying notes are an integral part of these financial statements.

               DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                          (dollars in thousands)




                                                                   Six months ended
                                                                        June 30,
                                                                   ------------------
                                                                    1996       1997*
                                                                   -------    -------
Cash flows from operating activities:
  Net income (loss)                                                $ 1,115    $(4,382)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities - see Schedule A               12,569        419
                                                                   -------    -------
    Net cash provided by (used in) operating activities             13,684     (3,963)
                                                                   -------    -------
Cash flows from investment activities:
  Short-term interest bearing bank deposits                         (3,446)        23
  Restricted cash                                                      (97)      (300)
  Investment in marketable securities                             (138,279)   (22,224)
  Proceeds from realization of marketable securities               162,445     26,380
  Acquisitions of property and equipment                           (30,277)      (522)
  Proceeds from sale of property and equipment                          39         32
  Proceeds from sale of shares in non-affiliated company                80          -
  Investments in capitalized software development
    costs, net                                                        (991)      (447)
  Investments in other assets                                          (38)      (597)
  Loans to affiliates                                                 (818)         -
  Net effect of change in reporting from equity
    to consolidation method - see Schedule B                            -         102
                                                                   -------    -------
    Net cash provided by (used in) investment activities           (11,382)     2,447
                                                                   -------    -------
Cash flows from financing activities:

  Proceeds from issuance of common stock, net                          105         98
  Short-term debt, net                                              (1,297)       469
  Proceeds from long-term debt                                         714         25
  Repayments of long-term debt                                        (971)       (92)
                                                                   -------    -------
    Net cash provided by (used in) financing activities             (1,449)       500
                                                                   -------    -------
Net increase (decrease) in cash and cash equivalents                   853     (1,016)

Cash and cash equivalents at beginning of period                    25,959      2,464
                                                                   -------    -------
Cash and cash equivalents at end of period                         $26,812    $ 1,448
                                                                   =======    =======

Supplemental cash flow information:
Cash paid during the period for:

    Interest                                                       $   440    $    86
                                                                   =======    =======
    Income taxes                                                   $ 1,685    $    98
                                                                   =======    =======



The accompanying notes are an integral part of these financial statements.

               DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            Schedules to Consolidated Statements of Cash Flows
                          (dollars in thousands)




                                                                                Six months ended
                                                                                    June 30,
                                                                               ------------------
                                                                                1996       1997
                                                                               -------    -------
A.  Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
    Depreciation and amortization                                              $ 7,221   $   537
    Minority interests                                                           6,144     1,321
    Write-down of capitalized software development                                   -     1,967
    Earnings on marketable debt securities                                      (1,921)      (83)
    Deferred income taxes                                                        1,363       262
    Increase in liability for severance pay                                        270       198
    Equity in affiliates                                                           126    (3,931)
    Other                                                                          129      (207)
    Decrease (increase) in accounts receivable and other current assets          4,876    (2,084)
    Decrease in liability in respect of customer advances, net                    (211)        -
    Decrease (increase) in inventory                                            (2,931)       57
    Increase in accounts payable and other current liabilities                  (2,486)      (82)
    Increase in long-term receivables                                              (11)   (2,464)
                                                                               -------   -------
                                                                               $12,569   $   419
                                                                               =======   =======
B.  Net effect of change in reporting from
      equity method to consolidation of subsidiary:

    Working capital, net of cash                                                     -       (18)
    Intercompany loans                                                               -     1,157
    Other assets                                                                     -    (1,037)
                                                                               -------   -------
                                                                                     -   $   102
                                                                               =======   =======



The accompanying notes are an integral part of these financial statements.

               DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

      In the opinion of the Company, all adjustments necessary for a fair presentation have been reflected herein. Such adjustments included, in addition to adjustments of a normal recurring nature, the writedown of certain previously capitalized software development and other deferred costs, which reduced net income by approximately $2.0 million during the first six months of 1997. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2. Investment in Tower

      Although the Company continued to have effective control of Tower, as a result of a change in its voting control of Tower's shares, the Company ceased to consolidate Tower's financial statements as of December 31, 1996. As the Company's consolidated statement of operations for the three months and six months ended June 30, 1997 do not include Tower's balances while those for the comparable periods in 1996 do, the Company's statements of operations for the periods in 1997 and those in 1996 are not directly comparable.

      Summarized income statement information of Tower for the three months and six months ended June 30, 1997 is as follows:

                                       Six months ended   Three months ended
                                         June 30, 1997       June 30, 1997
                                       ----------------   ------------------
                                                      ($,000)
                                                      -------
      Sales                                 $59,894              $30,773
      Gross profit                           17,728                9,669
      Research and development                3,239                1,930
      Sales, general and administrative       3,919                2,002
      Operating income                       10,570                5,737

Note 3: Implementation of Accounting Standards.

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

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Disclosure about Segments of an Enterprise and Related Information"("FAS 130"), which requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined what additional disclosures may be required in connection with adopting FAS 130.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Reporting Comprehensive Income" ("FAS 131"), which requires a reconciliation of net income to comprehensive income in the financial statements. Comprehensive income includes items that are excluded from net income and reported as components of stockholders' equity, such as unrealized gains and losses on certain investments in debt and equity securities, foreign currency items and minimum pension liability adjustments. FAS 131 is effective for fiscal years beginning after December 15, 1997.

Note 4: Inventory

      Inventory includes almost exclusively merchandise and finished goods.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

General

      Data Systems & Software Inc. through its subsidiaries in the United States and in Israel (collectively, the "Company") is a provider of computer consulting and development services and packaged software products and is an authorized direct seller and value-added-reseller of computer hardware products. Through its Tower Semiconductor Ltd. subsidiary ("Tower") the Company also engages in the manufacture of semiconductors.

      Through the end of 1996, the Company conducted its business through two business segments: the Computer Segment and the Semiconductor Segment. Although the Company retains effective control of Tower, due to changes in the Company's voting control in Tower, the balance sheets as at December 31, 1996 and June 30, 1997 do not include Tower balances. Commencing in 1997, the Company accounts for its interest in Tower's results using the equity method, including its pro-rata share of Tower's net income as equity income.

      Capitalized software development costs reflected on the balance sheet at June 30, 1997 were $4.5 million, all of which related to the Company's EPSM product. Applicable accounting principles require that capitalized software costs be periodically reviewed and written down to net realizable value. The Company took significant writedowns of such costs in the first quarter of 1997 and has taken such writedowns in prior periods. Possible writedowns of currently capitalized software costs associated with EPSM may significantly affect operating results in 1997 and\or future periods. The Company's future operating results are also subject to the outcome of various other factors and are subject to various other risks and uncertainties. See "Item 1.Business-Factors Which May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K").

Results of Operations

      The following tables set forth certain information with respect to the results of operations of the Company for the three months and six months ended June 30, 1996 and 1997, the percentage of total revenues during each period attributable to selected components of operations statement data, and the period to period actual and percentage changes in such components.

      The statements of operations for the three months and six months ended June 30, 1997 reflect Tower's activity on the equity method while the statements of operations for the comparable periods in 1996 reflects Tower's activity on a fully consolidated basis. Therefore, the balances for the two years are not directly comparable. Following is an analysis comparing the statement of operations data for the Company in the first three months and six months of 1997 to statement of operations data relating to the operations of the Company's Computer Segment for the comparable periods in 1996.


                         Three months ended June 30,    Change          Six months ended June 30,    Change
                        ----------------------------     from         ---------------------------     from
                             1997          1996          1996            1997            1996         1996
                        ------------  -------------  -------------   -------------  -------------   ----------
                                % of           % of                           % of           % of
                        ($,000) sales  ($,000) sales  ($,000)   %     ($,000) sales  ($,000) sales  ($,000)  %
                        ------  -----  ------  -----  ------  -----   ------  -----  ------  -----  -----  ----
Computer segment:
Sales                   10,051          8,223          1,828    22%   20,001         15,893          4,108  26%
Gross profit             2,338   23%    1,768   22%      570    32%    4,385   22%    3,750   24%      634  17%
R&D expenses, net          366    4%      114    1%      252   221%    2,913   15%      235    2%    2,678
SG&A expenses            4,062   41%    2,020   25%    2,042   101%    8,003   40%    4,217   27%    3,806  90%
Operating loss          (2,090) -21%   (  366)  -5%   (1,724)  471%   (6,532)  33%   (  702)  -4%   (5,850)

Semiconductor segment:
Sales                                  28,488                                        56,550
Gross profit                            6,128   22%                                  14,079   25%
R&D expenses, net                         779    3%                                   1,493    3%
SG&A expenses                           2,385    8%                                   4,170    7%
Operating income                        2,964   10%                                   8,416   15%

Corporate:
SG&A expenses              637            221            416   188%      997            693            304  44%
Equity income, net       1,376            -            1,376           2,417             -           2,417

Combined:
Sales                  10,051          36,711                         20,001         72,443
Gross profit            2,338   23%     7,896   22%                    4,385   22%   17,829   25%
R&D expenses, net         366    4%       893    2%                    2,913   15%    1,728    2%
SG&A expenses           4,699   47%     4,626   13%                    9,000   45%    9,080   13%
Operating income (loss)(2,727) -27%     2,377    7%                   (7,528) -38%    7,021   10%
Net income (loss)      (  984) -10%       342    1%   (1,326) -388%   (4,382) -22%    1,115    2%  (5,492)-493%



      SALES. The increase in Computer Segment sales in the second quarter and the six months ended June 30, 1997 as compared to the same periods in 1996 was due to increased sales from the Segment's United States operations, primarily attributable to a 69% and a 102% increase in Computer - VAR sales in the second quarter and six months ended June 30, 1997, respectively, as compared to similar periods in 1996. These were partially offset by a decrease in sales from the segment's Israeli operations, resulting from the sale of the Company's Atir subsidiary at the end of the second quarter of 1996.

      GROSS PROFIT. The increase in gross profit as a percentage of Computer Segment sales in the second quarter of 1997, as compared to the same period in 1996, was primarily due to increased profitability in the Company's United States operations, partially offset by decreased profitability in the Company's Israeli operations resulting from increased labor costs. This decrease was the primary reason for the decrease in gross profit as a percentage of Segment sales in the first six months of 1997 as compared to the same period in 1996.

      RESEARCH AND DEVELOPMENT EXPENSES. The increase in research and development expenses in the Computer Segment during the second quarter of 1997, as compared to the same period in 1996, was attributable to continued development expenses, not capitalizable, primarily for pilot maintenance, related to the Company's EPSM product.

      The increase in research and development expenses in the Computer Segment during the six months ended June 30, 1997, as compared to the same period in 1996, was primarily attributable to writedowns of previously capitalized software of the PHD(TM) and CybrCard products during the first quarter of 1997. These writedowns resulted from the Company's ongoing reassessment of the likely realizable value of these costs in light of the short market cycle and rapid rate of change in the PC-software environment.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The increase in SG&A in both periods was primarily attributable to increased marketing efforts related to the Company's PHD and CybrCard products.

      OPERATING LOSS. The increase in the operating loss was primarily attributable to the aforementioned increase in research and development costs and marketing expenses.

      SHARE OF AFFILIATED COMPANY'S NET INCOME. Had the Company incorporated Tower's results for the second quarter and six months ended June 30, 1996 using the equity method, equity income for those periods would have been $658,000 and $2.1 million respectively, as compared to $1.4 million and $2.4 million for the second quarter and six months ended June 30, 1997, respectively. The increase in Tower's net income was primarily attributable to higher sales and capacity utilization.

      NET INCOME (LOSS). The decrease in net income, resulting in a net loss both in the second quarter and six months ended June 30, 1997, was attributable to increased losses in the Company's Computer Segment, primarily as a result from the aforementioned.

Financial Condition

      As of June 30, 1997, DSSI and its wholly-owned subsidiaries had working capital of $5.8 million including cash and cash equivalents of $1.4 million and marketable securities of $1.4 million. The decrease in working capital is primarily attributable to the Company's investment in the development and marketing of its PHD and CybrCard products.

      As of June 30, 1997, the Company's DSI Israel subsidiary had working capital of $2 million, including short term bank deposits of $403,000. Certain DSI bank deposits serve as collateral for bank loans and guarantees.

Impact of Inflation and Currency Fluctuations

      Approximately 90% of the Company's sales are denominated in dollars. The remaining portion is primarily denominated in New Israel Shekels ("NIS") that are linked to the dollar. These transaction amounts are linked to the dollar for the period between the date the transactions are entered into and the date they are effected and billed. Subsequent thereto, through the date of settlement, amounts are primarily unlinked. The majority of the Company's expenses in the six months ended June 30, 1997 were in dollars or dollar-linked NIS and virtually all the remaining expenses were in NIS. The dollar cost of the Company's operations in Israel is influenced by the timing and extent of any increase in the rate of inflation in Israel over the rate of inflation in the United States that is not offset by the devaluation of the NIS in relation to the dollar. The Company believes that the rate of inflation in Israel has had a minor effect on its business to date. However, the Company's dollar costs in Israel will increase if, as opposed to the first six months of 1997, inflation in Israel exceeds, as in previous years, the devaluation of the NIS against the dollar or the timing of such devaluation lags behind inflation in Israel.

    The Company does not engage in any hedging activities.

    As of June 30, 1997, virtually all of the Company's monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS, and the net amount of such monetary assets and liabilities was not material. In the event that in the future the Company has material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

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

                                        DATA SYSTEMS AND SOFTWARE INC.

Dated:  August 14, 1997

                                        By:  /s/ Yacov Kaufman
                                             ------------------------------
                                             Yacov Kaufman
                                             Chief Financial Officer