Form 10-Q
period 1997-09-30
DATA SYSTEMS & SOFTWARE INC
filed 1997-11-14
CIK 880984

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 COMMISSION FILE NO. 0-19771

-----------------------------------------------------------------------------

                          DATA SYSTEMS & SOFTWARE INC.
               (Exact name of registrant as specified in charter)

-----------------------------------------------------------------------------

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

Yes    X                              No

Number of shares outstanding of the registrant's common stock, as of October 31, 1997: 7,369,178

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                                      INDEX

Part I.       Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets
                  as of December 31, 1996 and September 30, 1997           1

              Consolidated Statements of Operations
                  for the three month and nine month periods ended
                  September 30, 1996 and September 30, 1997                2

              Statement of Changes in Shareholders' Equity
                  for the nine month period ended September 30, 1997       3

              Consolidated Statements of Cash Flows
                  for the nine month periods ended
                  September 30, 1996 and September 30, 1997                4

              Schedules to Consolidated Statements of Cash Flows
                  for the nine month periods ended
                  September 30, 1996 and September 30, 1997                5

              Notes to Consolidated Financial Statements                 6-7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations             8-10

Part II.      Other Information

     Item 1.  Legal Proceedings                                           11

     Item 4.  Submission of Matters to a Vote of Security Holders         11

     Item 6.  Exhibits and Reports on Form 8-K                            11

Signatures                                                                12

               DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
               (dollars in thousands, except per share data)


                                                        December 31, September 30,
                                     ASSETS                1996         1997
                                                         ---------   ------------
Current assets:                                                       (unaudited)
    Cash and cash equivalents                            $   2,464     $   1,035
    Short-term interest bearing bank deposits                  398           400
    Marketable debt securities                               5,226             -
    Restricted cash                                          1,403         1,786
    Trade accounts receivable, net                           7,875         8,320
    Inventory                                                  953           503
    Notes receivable                                             -         2,205
    Other current assets                                     1,740         1,801
                                                         ---------     ---------
            Total current assets                            20,059        16,050
                                                         ---------     ---------
Investments                                                 68,372        73,488
                                                         ---------     ---------
Property and equipment, net                                  2,279         2,281
                                                         ---------     ---------
Other assets:
    Capitalized software development costs, net              5,229         4,608
    Intangible assets, net                                     468           349
    Note receivable                                          2,083             -
    Other                                                    3,626         4,381
                                                         ---------     ---------
                                                            11,406         9,338
                                                         ---------     ---------
                                                         ---------     ---------
            Total assets                                 $ 102,116     $ 101,157
                                                         =========     =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short-term debt -banks and others                    $   1,962     $   2,129
    Current maturities of long-term debt-banks and others      162         1,135
    Trade accounts payable                                   1,643         2,105
    Accrued payroll, payroll taxes and social benefits       2,140         2,571
    Other current liabilities                                  476         1,062
                                                         ---------     ---------
            Total current liabilities                        6,383         9,002
                                                         ---------     ---------
Long-term liabilities -bank and others,
    net of current maturities                                  472           560
                                                         ---------     ---------
Minority interests                                          29,283        31,149
                                                         ---------     ---------
Shareholders' equity:
    Common stock - $.01 par value per share:
        Authorized - 20,000,000 shares;
        Issued - 7,708,540 shares                               77            77
    Additional paid-in capital                              33,997        34,144
    Retained earnings                                       33,752        28,073
                                                         ---------     ---------
                                                            67,826        62,294
    Treasury stock, at cost - 339,362 shares                (1,848)       (1,848)
                                                         ---------     ---------
            Total shareholders' equity                      65,978        60,446
                                                         ---------     ---------
            Total liabilities and shareholders' equity   $ 102,116     $ 101,157
                                                         =========     =========


The accompanying notes are an integral part of these financial statements.

               DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Consolidated Statements of Operations (unaudited)
               (dollars in thousands, except per share data)


                                        Nine months ended      Three months ended
                                           September 30,          September 30,
                                        -----------------      -----------------
                                          1996     1997*         1996      1997*
                                        -------   -------      -------    ------
Sales:
    Products                            $87,630   $14,903      $24,574   $ 5,006
    Services                             13,515    14,371        4,128     4,267
                                        -------   -------      -------   -------
                                        101,145    29,274       28,702     9,273
                                        -------   -------      -------   -------
Cost of sales:
    Products                             68,263    10,601       20,744     2,802
    Services                             10,503    11,898        3,408     4,081
                                        -------   -------      -------   -------
                                         78,766    22,499       24,152     6,883
                                        -------   -------      -------   -------
                                        -------   -------      -------   -------
    Gross profit                         22,379     6,775        4,550     2,390
Research and development expenses, net    3,263     3,108        1,535       195
Selling, general and administrative
    expenses                             13,272    13,489        4,192     4,489
                                        -------   -------      -------   -------
    Operating income (loss)               5,844    (9,822)      (1,177)   (2,294)
Interest income                           5,055       631        1,347        86
Interest expenses                        (2,383)     (171)        (660)      (11)
Other income, net                         1,869        55        1,840        32
                                        -------   -------      -------   -------
    Income (loss) before income taxes    10,385    (9,307)       1,350    (2,187)
Income tax expense (benefit)              3,084      (135)       1,434        (7)
                                        -------   --------     -------   -------
    Income (loss) after income taxes      7,301    (9,172)         (84)   (2,180)
Minority interests                       (6,868)   (1,892)        (724)     (571)
Equity in affiliates                       (542)    5,385         (416)    1,454
                                        -------   -------      -------   -------
    Net loss                            $  (109)  ($5,679)     $(1,224)  ($1,297)
                                        =======   =======      =======   =======
Loss per share                          $ (0.01)  $ (0.77)     $ (0.17)  ($ 0.18)
                                        =======   =======      =======   =======

Weighted average number of shares
    outstanding (thousands)               7,330     7,369        7,369     7,369
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

               DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
         Consolidated Statement of Changes in Shareholders' Equity
                 (dollars in thousands, except share data)



                         Number             Additional
                           of       Common    paid-in   Treasury  Retained
                         shares      stock    capital    stock    earnings    Total
                        ---------   -------   -------   -------   --------   --------
Balances as of
    January 1, 1997     7,708,540   $    77   $33,997   ($1,848)  $ 33,752   $ 65,978

Unamortized
    restricted stock
    award compensation       --        --         147      --         --          147

Net loss                     --        --        --        --       (5,679)    (5,679)
                        ---------   -------   -------   -------   --------   --------
Balances as of
    September 30, 1997  7,708,540   $    77   $34,144   ($1,848)  $ 28,073   $ 60,446
                        =========   =======   =======   =======   ========   ========



The accompanying notes are an integral part of these financial statements.

               DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                          (dollars in thousands)


                                                              Nine months ended
                                                                 September 30,
                                                              ------------------
                                                               1996       1997*
                                                              -------    -------
Cash flows from operating activities:
  Net loss                                                    $  (109)   $(5,679)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities - see Schedule A                                18,072        250
                                                              -------    -------
    Net cash provided by (used in) operating activities        17,963     (5,429)
                                                              -------    -------
Cash flows from investment activities:
  Decrease (Increase) in short-term interest bearing
    bank deposits                                              (1,678)        35
  Increase in restricted cash                                     (97)      (330)
  Investments in marketable securities                       (152,148)   (25,223)
  Proceeds from realization of marketable securities          181,312     30,787
  Acquisitions of property and equipment                      (46,929)      (748)
  Proceeds from sale of property and equipment                     39         39
  Proceeds from sale of shares in non-affiliated company           80          -
  Investments in capitalized software development
    costs, net                                                 (1,655)      (693)
  Investments in other assets                                     (36)      (970)
  Loans to affiliates                                          (1,760)         -
  Net effect of change in reporting from equity
    to consolidation method - see Schedule B                        -        102
  Net cash transferred on sale of subsidiary - see Schedule C    (130)         -
                                                              -------    -------
    Net cash provided by (used in) investment activities      (23,002)     2,999
                                                              -------    -------
Cash flows from financing activities:

  Proceeds from issuance of common stock, net                     106          -
  Increase (decrease) in short-term debt, net                  (1,810)       113
  Proceeds from long-term debt                                    714      1,018
  Repayments of long-term debt                                 (1,012)      (130)
                                                              -------    -------
    Net cash provided by (used in) financing activities        (2,002)     1,001
                                                              -------    -------
                                                              -------    -------
Net decrease in cash and cash equivalents                      (7,041)    (1,429)

Cash and cash equivalents at beginning of period               25,959      2,464
                                                              -------    -------
Cash and cash equivalents at end of period                    $18,918    $ 1,035
                                                              =======    =======

Supplemental cash flow information:

    Interest paid during the period                           $   622    $   129
                                                              =======    =======
    Income taxes paid during the period                       $ 1,724    $   162
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

               DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            Schedules to Consolidated Statements of Cash Flows
                          (dollars in thousands)


                                                                Nine months ended
                                                                  September 30,
                                                               ------------------
                                                                 1996       1997*
                                                               -------    -------
A.    Adjustments to reconcile net loss to net
        cash provided by operating activities:

    Depreciation and amortization                              $12,017   $   829
    Gain on sale of ownership interests in affiliated company   (1,710)        -
    Minority interests                                           6,868     1,892
    Write-down of capitalized software development                   -     1,967
    Earnings on marketable debt securities                      (1,991)      (92)
    Deferred income taxes                                        2,484       262
    Increase in liability for severance pay                        322       140
    Equity in affiliates                                           542    (5,385)
    Decrease (increase) in accounts receivable
        and other current assets                                 6,067    (1,422)
    Decrease (increase) in inventory                            (2,205)      298
    Increase (decrease) in accounts payable and
        other current liabilities                               (3,038)    2,018
    Increase in long-term receivables                           (1,483)     (123)
    Other                                                          199      (134)
                                                               -------   -------
                                                               $18,072   $   250
                                                               =======   =======

2nd. Net effect of change in reporting from equity method to consolidation of subsidiary:

    Working capital, net of cash                                     -       (18)
    Intercompany loans                                               -     1,157
    Other assets                                                     -    (1,037)
                                                               -------   -------
                                                                     -   $   102
                                                               =======   =======

3rd.  Net cash transferred on sale of subsidiary:

    Receivables assumed                                        $  (589)
    Investment recorded                                            (23)
    Working capital, net of cash                                   212
    Property and equipment                                         260
    Goodwill on acquisition                                        142
    Other liabilities                                             (132)
                                                               -------
                                                               $  (130)
                                                               =======
4th.  Non-cash activities:
    Receivables assumed upon sale of subsidiary                 $  589
                                                                ======

---------------
* Reflects the results of Tower Semiconductor Ltd. on the equity method. See
  Note 2.



The accompanying notes are an integral part of these financial statements.

               DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

      In the opinion of the Company, all adjustments necessary for a fair presentation have been reflected herein. Such adjustments included, in addition to adjustments of a normal recurring nature, the writedown of certain previously capitalized software development and other deferred costs, which reduced net income by approximately $2.0 million during the first nine months of 1997. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2. Investment in Tower

      Although the Company continued to have effective control of Tower, as a result of a change in its voting control of Tower's shares, the Company ceased to consolidate Tower's financial statements as of December 31, 1996. As the Company's consolidated statements of operations for the three months and nine months ended September 30, 1997 do not include Tower's balances while those for the comparable periods in 1996 do, the Company's statements of operations for the periods in 1997 and those in 1996 are not directly comparable.

      Summarized income statement information of Tower for the three months and nine months ended September 30, 1997 is as follows:

                                      Nine months ended     Three months ended
                                      September 30, 1997    September 30, 1997
                                      ------------------    ------------------
                                                      ($,000)
                                                      -------
      Sales                                 $94,912              $35,018
      Gross profit                           28,015               10,287
      Research and development                5,535                2,296
      Sales, general and administrative       6,350                2,431
      Operating income                       16,130                5,560

Note 3: Implementation of Accounting Standards

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS 128"), which establishes new standards for presenting net income per share. The statement is effective for periods ending after December 15, 1997. Accordingly, the Company will adopt the standard beginning with its fourth quarter of 1997. Had FAS 128 been adopted, net loss per common and common equivalent share amounts would not have been materially different for the periods presented.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information"("FAS 131"), which requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. FAS 131 is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined what additional disclosures may be required in connection with adopting FAS 131.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires a reconciliation of net income to comprehensive income in the financial statements. Comprehensive income includes items that are excluded from net income and reported as components of stockholders' equity, such as unrealized gains and losses on certain investments in debt and equity securities, foreign currency items and minimum pension liability adjustments. FAS 130 is effective for fiscal years beginning after December 15, 1997.

Note 4: Inventory

      Inventory includes almost exclusively merchandise and finished goods.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

General

      Data Systems & Software Inc. through its subsidiaries in the United States and in Israel (collectively, the "Company") is a provider of computer consulting and development services and packaged software products and is an authorized direct seller and value-added-reseller of computer hardware products. Through its investment in Tower Semiconductor Ltd.("Tower"), the Company also engages in the manufacture of semiconductors.

      Through the end of 1996, the Company conducted its business through two business segments: the Computer Segment and the Semiconductor Segment. Although the Company retains effective control of Tower, due to changes in the Company's voting control in Tower, the balance sheets as at December 31, 1996 and September 30, 1997 do not include Tower balances. Commencing with 1997, the Company accounts for its interest in Tower's results using the equity method, including its pro-rata share of Tower's net income as equity income.

      Capitalized software development costs reflected on the balance sheet as of September 30, 1997 were $4.6 million, all of which related to the Company's EPSM product. Applicable accounting principles require that capitalized software costs be periodically reviewed and written down to net realizable value. The Company took significant writedowns of such costs in the first quarter of 1997 and has taken such writedowns in prior periods. Possible writedowns of currently capitalized software costs associated with EPSM may significantly affect operating results in 1997 and\or future periods.

      The Company's future operating results are also subject to the outcome of various other factors and are subject to various other risks and uncertainties. See "Item 1.Business - Factors Which May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K").

Results of Operations

      The following tables set forth certain information with respect to the results of operations of the Company for the three months and nine months ended September 30, 1996 and 1997, including the percentage of total revenues during each period attributable to selected components of operations statement data, and for the period to period actual and percentage changes in such components.

      The statements of operations for the three months and nine months ended September 30, 1997 reflect Tower's activity on the equity method while the statements of operations for the comparable periods in 1996 reflects Tower's activity on a fully consolidated basis. Therefore, the statements for the 1997 periods are not directly comparable to those of 1996.

Set forth below is an analysis comparing statement of operations data for the Company in the first three months and nine months of 1997 to statement of operations data relating to the operations of the Company's Computer Segment for the comparable periods in 1996.

                      Three months ended September 30,  Change      Nine months ended September 30,  Change
                      --------------------------------   from       -------------------------------   from
                             1997          1996          1996            1997            1996         1996
                        ------------  -------------  -------------   -------------  -------------   ----------
                                % of           % of                           % of           % of
                        ($,000) sales  ($,000) sales  ($,000)   %     ($,000) sales  ($,000) sales  ($,000)  %
                        ------  -----  ------  -----  ------  -----   ------  -----  ------  -----  -----  ----
Computer segment:
Sales                    9,273          9,127            146     2%   29,274         25,020          4,254  17%
Gross profit             2,390   26%    2,040   22%      350   .17%    6,775   23%    5,790   23%      985  17%
R&D expenses, net          195    2%      552    6%   (  357)  -65%    3,108   11%      787    3%    2,321 295%
SG&A expenses            3,961   43%    2,281   25%    1,680    74%   11,964   41%    6,498   26%    5,670  87%
Operating loss          (1,766) -19%   (  793)  -9%   (  973) -123%   (8,297) -28%   (1,495)  -6%   (6,802)455%

Semiconductor segment:
Sales                                  19,575                                        76,125
Gross profit                            2,510   13%                                  16,589   22%
R&D expenses, net                         983    5%                                   2,476    3%
SG&A expenses                           1,455    7%                                   5,625    7%
Operating income                           72    0%                                   8,488   11%

Corporate:
SG&A expenses             528             456             72    16%    1,525          1,149            376  33%
Equity income, net        873             -              873           3,290            -            3,290

Combined:
Sales                   9,273          28,702                         29,274        101,145
Gross profit            2,390   26%     4,550   16%                    6,775   23%   22,379   22%
R&D expenses, net         195    2%     1,535    5%                    3,108   11%    3,263    3%
SG&A expenses           4,489   48%     4,192   15%                   13,489   47%   13,272   13%
Operating income (loss)(2,294) -25%    (1,177)  -4%                   (9,822) -34%    5,844    6%
Net loss               (1,297) -14%    (1,224)  -4%      (73)   -0%   (5,679) -19%     (109)  -0%  (5,568)


      SALES. The increase in Computer Segment sales in the three months ended September 30, 1997 as compared to the same period in 1996 was due to increased sales from the segment's Israeli operations which increased by 45%. This increase was partially offset by a decrease in sales from the segment's United States operations. The increase in Segment sales in the nine months ended September 30, 1997 as compared to the same period in 1996 was due to increased sales from the segment's United States operations, in the first six months of 1997, primarily attributable to a 42% increase in Computer - VAR sales. This increase was partially offset by a decrease in sales from the segment's Israeli operations, resulting from the sale of the Company's Atir subsidiary at the end of the second quarter of 1996.

      GROSS PROFIT. The increase in gross profit as a percentage of Computer Segment sales in the three months ended September 30, 1997, as compared to the same period in 1996, was primarily due to the aforementioned increase in sales without a commensurate increase in direct expenses in the Company's Israeli operations. The increase in gross profits in the nine months ended September 30, 1997 was attributable to increased profits in the segment's United States operations, primarily during the first six months of 1997, partially offset by a decrease in gross profits in the segment's Israeli operations during that period.

      RESEARCH AND DEVELOPMENT EXPENSES. The decrease in research and development expenses in the Computer Segment during the three months ended September 30, 1997 as compared to the same period in 1996, was primarily attributable to the Company's PHD(TM) and CybrCard product development nearing completion.

      The increase in research and development expenses in the Computer Segment during the nine months ended September 30, 1997, as compared to the same period in 1996, was primarily attributable to writedowns of previously capitalized software of the PHD(TM) and CybrCard products during the first quarter of 1997. These writedowns resulted from the Company's ongoing reassessment of the likely realizable value of these costs in light of the short market cycle and rapid rate of change in the PC-software environment.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The increase in SG&A in both periods was primarily attributable to increased marketing efforts related to the Company's PHD and CybrCard products.

      OPERATING INCOME (LOSS). The increase in the operating loss in the three months and nine months ended September 30, 1997 was primarily attributable to the aforementioned increase in marketing expenses and, additionally with regard to the nine month period, to increased research and development expenses in the first six months of 1997.

      SHARE OF AFFILIATED COMPANY'S NET INCOME (LOSS). Had the Company incorporated Tower's results for the three months and nine months ended September 30, 1996 using the equity method, the equity income (loss) for those periods would have been $1.2 million loss and $837,000 income respectively, as compared to $0.9 million and $3.3 million for the same periods in 1997. The increase in Tower's net income was primarily attributable to higher sales and capacity utilization.

      NET LOSS. The increase in the net loss in the three months and nine months ended September 30, 1997 was attributable to increased losses in the Company's Computer Segment, primarily as a result from the aforementioned.

Financial Condition

      As of September 30, 1997, DSSI and its wholly-owned subsidiaries had working capital of $3.9 million including cash and cash equivalents of $968,000. In October 1997, the Company received a cash dividend from Tower of $2.7 million net of Israeli taxes. The decrease in working capital as compared with working capital at December 31, 1996 was due to operating losses during 1997, which were primarily attributable to the Company's continuing investment in the development and marketing of its PHD and CybrCard products. The Company has begun to implement a program to reduce expenditures related to these products and is also seeking outside financing for these products. There is no assurance that the Company will be successful in reducing its expenditures related to these products. Continued operating losses related to the Company's investment in these products may have a material adverse effect on the Company's liquidity and financial condition.

      As of September 30, 1997, the Company's DSI Israel subsidiary had working capital of $3.4 million, including cash and short term bank deposits of $463,000. Certain DSI bank deposits serve as collateral for bank loans and guarantees.

Impact of Inflation and Currency Fluctuations

      Approximately 90% of the Company's sales are denominated in dollars. The remaining portion is primarily denominated in New Israel Shekels ("NIS") that are linked to the dollar. These transaction amounts are linked to the dollar for the period between the date the transactions are entered into and the date they are effected and billed. Subsequent thereto, through the date of settlement, amounts are primarily unlinked. The majority of the Company's expenses in the nine months ended September 30, 1997 were in dollars or dollar-linked NIS and virtually all the remaining expenses were in NIS. The dollar cost of the Company's operations in Israel is influenced by the timing and extent of any increase in the rate of inflation in Israel over the rate of inflation in the United States that is not offset by the devaluation of the NIS in relation to the dollar. The Company believes that the rate of inflation in Israel has had a minor effect on its business to date. However, the Company's dollar costs in Israel will increase if, as opposed to the first nine months of 1997, inflation in Israel exceeds, as in previous years, the devaluation of the NIS against the dollar or the timing of such devaluation lags behind inflation in Israel.

    The Company does not engage in any hedging activities.

    As of September 30, 1997, virtually all of the Company's monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS, and the net amount of such monetary assets and liabilities was not material. In the event that in the future the Company has material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                           PART II - Other information

Item 1: Legal Proceedings

        See Part I, Item 3 of the Company's 1996 10-K for a discussion of material litigation to which the Company is a party.

Item 4: Submission of Matters to a Vote of Security Holders

        The Registrant's Annual Meeting of Stockholders (the "Meeting") was held on August 21, 1997. The following individuals were elected as directors of the Registrant at the Meeting:

              George Morgenstern
              Robert L. Kuhn
              Maxwell M. Rabb
              Harvey Eisenberg
              Allen L. Schiff
              Samuel Fogel
              Sheldon Krause

        The election of directors was the only matter voted upon at the meeting. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and/or broker non-votes with respect to the election of directors.

             There were 5,167,291 votes for and 842,325 votes withheld for the election of each of the nominees, except for Mr. Morgenstern, with respect to whom there were 5,160,091 votes for and 849,525 votes withheld.

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

                         DATA SYSTEMS AND SOFTWARE INC.

Dated:  November 13, 1997

                                        By:  /s/ Yacov Kaufman
                                             ------------------------------
                                             Yacov Kaufman
                                             Chief Financial Officer