Form 10-K405
period 1997-12-31
DATA SYSTEMS & SOFTWARE INC
filed 1998-03-31
CIK 880984

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

Commission file number 0-19771

                          DATA SYSTEMS & SOFTWARE INC.
               (Exact name of registrant as specified in charter)

         Delaware                                              22-2786081
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                             identification no.)

200 Route 17, Mahwah, New Jersey                                  07430
---------------------------------------                          --------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. |X|

The aggregate market value of the common stock held by non-affiliates of the registrant at March 18, 1998 was approximately $ 41.5 million. The aggregate market value was calculated by using the closing price of the stock on that date on the Nasdaq National Market.

Number of shares outstanding of the registrant's common stock, as of March 18, 1998: 7,369,178.

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

 Item 2  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

 Item 3  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 12

 Item 4  Submission of Matters to a Vote of Security Holders . . . . . . . . 12


PART II

 Item 5  Market for the Company's Common Equity and Related
         Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . 13

 Item 6  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . 13

 Item 7  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . . 14

 Item 8  Financial Statements and Supplementary Data . . . . . . . . . . . . 19

 Item 9  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure . . . . . . . . . . . . . . . . 19


PART III

 Item 10 Directors and Executive Officers of the Company . . . . . . . . . . 20

 Item 11 Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . 20

 Item 12 Security Ownership of Certain Beneficial Owners and
         Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

 Item 13 Certain Relationships and Related Transactions. . . . . . . . . . . 20


PART IV

 Item 14 Exhibits, Financial Statements Schedules and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . 21


Certain statements contained in this report are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as "the Company expects," "the Company anticipates," "the Company believes," "the Company estimates," and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. For a discussion of such factors see "Item 1. Business - Factors Which May Affect Future Results."

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Data Systems & Software Inc., through its subsidiaries and affiliates in the United States and in Israel (collectively, the "Company"), (i) provides computer consulting and development services to customers, (ii) has developed and is currently marketing PHD-TM- - Professional Help Desk-TM-, an integrated software suite for the "help desk" market, (iii) acts as an authorized direct seller, value-added-reseller ("VAR") and integrator of computer hardware systems and
(iv) provides data communications and related products and services to utilities and other customers.

    Through the end of 1996, the Company conducted its business through two business segments: the Computer Segment and the Semiconductor Segment (conducted through Tower Semiconductor Ltd. ("Tower")). Although the Company retains effective control of Tower, due to changes in the Company's voting control in Tower, the balance sheets as at December 31, 1996 and December 31, 1997 do not include Tower balances. Commencing with 1997, the Company accounts for its interest in Tower's results using the equity method, including its pro-rata share of Tower's net income as equity income.

    The following table shows, for the years indicated, the dollar amount and the percentage of the sales attributable to the different activities of the Computer Segment:
                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                        1995           1996           1997
                                        ----           ----           ----
                                              (DOLLARS IN THOUSANDS)
                                     AMOUNT   %     AMOUNT   %     AMOUNT   %
                                     ------  ---    ------  ---    ------  ---
Consulting and development services $20,871  69%   $19,783  59%   $20,573  52%
Computer hardware and VAR sales       8,440  28%    12,285  36%    15,170  38%
Professional Help Desk software         891   3%     1,802   5%     3,842  10%
                                     ------ ----   ------- ----   ------- ----
Total Computer Segment              $30,202 100%   $33,870 100%   $39,585 100%
                                    ======= ====   ======= ====   ======= ====

   CONSULTING AND DEVELOPMENT SERVICES

    The Company provides computer software and systems consulting and development services, primarily to high technology customers in Israel and the United States. The Company's principal area of technological expertise is state-of-the-art, embedded real-time software systems in a wide variety of applications, including telecommunications, digital signal processing, image processing and software testing and validation, radar, navigation, electronic warfare, simulation and electro-optics.

    The Company provides consulting and development services to customers primarily by furnishing software and systems engineers, programmers and technicians who perform design and development activities, generally on the customer's premises. In these engagements, the Company's personnel generally work under the customer's direction, having no specific obligation for product delivery, and the customer pays the Company on a time and materials basis for the services provided. During 1995, 1996 and 1997, sales attributable to services provided on a time and materials basis were $14.9 million, $12.2 million and $16.8 million, respectively, accounting for approximately 49%, 36% and 42% of Computer Segment sales for such years, respectively.

    In addition to performing services on a time and materials basis, the Company also undertakes work on a project basis with full responsibility for delivering a specific software or hardware/software solution to a customer's specifications or requirements. These projects generally are performed at fixed prices and the profit margins on these projects are primarily determined by the Company's success in controlling project costs. Profits derived from such contracts may vary substantially as a result of various factors, including risk of loss due to underestimating costs, difficulties with new technologies and economic and other changes that may occur during the term of the contract. During 1995, 1996 and 1997, sales from fixed price contracts were $2.3 million, $2.7 million and $2.8 million, respectively, accounting for approximately 7%, of Computer Segment revenues during these years.

The Company provides dedicated Internet access to business customers in greater Cincinnati, Ohio. In addition, the Company provides web hosting for business customers primarily in the United States and provides an international resume database of experienced information systems professionals (known as placeum.com) to professional recruiters on a subscription basis.

   HELP DESK SOFTWARE

    The Company develops and markets customer service and support solutions catering to the help desk segment of the CIS market. A help desk is, typically, a service center set up by the information services (IS) department of an organization to answer questions and solve problems relating to computer hardware, software, telecommunications systems, or any company-specific issues. PHD Professional Help Desk solutions address the needs of customers operating within a client/server environment, with users enjoying out-of-box, customizable solutions that include call, asset and problem management, in addition to Web-based support and remote analyst and end-user access.

    The Company's products are designed to allow help desk personnel to manage incoming telephone calls, Web-based inquiries, or e-mail messages (call management), resolve problems and capture knowledge (problem/knowledge management), and manage personnel, equipment and other company resources (asset management). PHD utilizes Experienced Based Reasoning-TM- (EBR-TM-), the Company's proprietary problem resolution engine that automatically captures customer data and creates a pool of shared knowledge about the nature of the problems encountered and the solutions proposed. This effectively helps lessen the problems associated with the help desk analyst turnover. EBR provides the user with an organic growing body of knowledge from which to solve future problems. This information can be made available to both help desk personnel and end-users, facilitating self-diagnosis and problem resolution.

    PHD offers client/server solutions grounded in a Microsoft framework. Supported platforms include Windows NT, Windows 95, Windows 3.X and Windows CE (for use with portable devices such as PDAs and PIMs). PHD solutions incorporate Microsoft's Visual Basic for Applications (VBA), serving as the Company's universal API. The addition of VBA effectively extends the reach of the help desk, allowing for unprecedented customization and integration with existing software investments.

    PHD/X, built upon Microsoft's ActiveX technology, will allow application programmers and developers to embed selected service and support PHD functions directly into their products. The resulting applications will provide fully integrated, robust and sophisticated help desk capabilities. The Company's first ActiveX module, EBR/X, is presently shipping with the Professional Help Desk suite. Additional modules are currently in development.

    Capitalizing on the success and popularity of Java, PHD recently introduced PHDWeb, the first Sun Microsystems certified "100% Pure Java" help desk platform. PHDWeb offers the full functionality of the traditional Professional Help Desk package over the Internet.

    Through the end of 1997, the Company had invested approximately $7.9 million on development, marketing and other costs associated with introduction of PHD. See "Item 1. Business - Factors Which May Affect Future Results" -General Factors - Entry Into New Markets" and "-Capitalization of Software Development Costs; Possibility of Future Writedowns" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

   COMPUTER HARDWARE AND VAR SALES

    The Company, through its Databit subsidiary, sells and services PC-based computer hardware, software, data storage, client/server and networking solutions. Databit is an authorized direct seller, value-added reseller and an authorized service provider for equipment and software from such well-known industry leaders as Compaq, IBM, Microsoft, Hewlett-Packard, Silicon Graphics, Texas Instruments and Dell. Databit offers its customers a full range of systems integration services, including design, implementation, hardware and software selection and network cabling and installation, of local and wide area networks. Databit provides maintenance and service to customers under extended service agreements.

   DATA COMMUNICATION PRODUCTS AND SERVICES TO UTILITIES

    Since 1992, through the PowerCom division of DSI Israel, the Company has been designing, developing and marketing two-way interactive communications solutions which provide real-time remote automated meter reading ("AMR") and data management capabilities to utilities, energy service companies and industrial and commercial customers. PowerCom's electronic power supply management ("EPSM") system uses existing power lines to transmit the electricity consumption data of each meter to the utility's main computer. A comprehensive software package controls the system's operations and facilitates functions such as real-time load switching, peak demand control and detection of leakage and illegal use of electrical power. Pilot testing in Argentina has been completed and beta site testing is currently being conducted in Mexico, Venezuela and a number of towns in Israel. Although no full scale system sales of EPSM have been made to date, the Company is currently negotiating with utilities in several countries regarding installation of a pilot system or on a trial basis. Through December 31, 1997 the Company had invested approximately $5.4 million (net of government and customer participation) on development and marketing of the EPSM, including $4.6 million carried on the balance sheet as capitalized software costs.

    In January 1998, the Company acquired certain assets and licensed intellectual property from Lucent Technologies, Inc. This technology will be used by the Company's recently formed Comverge Technologies subsidiary which will market the Customer Connection for Utilities (CCU) to customers in the U.S. The CCU has been previously deployed at Public Service Electric and Gas using a two-way cable TV system and at Duke Power using a cellular digital packet data
(CDPD) network. Five employees involved in developing the CCU have joined the Comverge team.

         The Company's communication systems are designed to allow customers to compete more effectively by enabling them to reduce costs, defer capital spending, increase sales revenues and improve service quality and scope. The Company plans to broaden its target markets beyond utility companies to include energy service providers, cooperatives, aggregators, municipals, and telecommunications network service providers, as well as rekindle and expand former strategic alliances and customer relationships. The Company intends to expand its systems capabilities to include, in addition to its powerline communications (PLC) technology, plain old telephone (POTS), personal communication services (PCS) and Internet transport using its standards-based open architecture.

         The Company believes that its prior experience in the development, manufacture, marketing and sales of energy management systems internationally, together with the recently acquired assets and licensed technology, will permit the Company to take advantage of market and product synergies, expand its U.S. market and exploit the data communications and energy management needs of the global utilities markets which are rapidly undergoing deregulation. See "Item 1. Business - Factors Which May Affect Future Results - General Factors - Entry Into New Markets" and "-Capitalization of Software Development and Costs; Possibility of Future Writedowns" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

MULTIMEDIA ENTERTAINMENT

         Since 1996, the Company has engaged in the development and marketing of interactive, multimedia entertainment products under the Cybrcard-TM- name, including 1996 NFL-R- Cybrcards, 1997 Major League Baseball-R- Cybrcards and 1997 NFL-R-Cybrcards. These products have generated only limited sales to date. Due to the high costs associated with the marketing of consumer multimedia products, the Company does not currently intend to develop and market additional multimedia entertainment products in 1998. The Company, however, is actively pursuing projects in the multimedia area in which the Company would have responsibility for design and development of products which would be marketed and sold by others. It is contemplated that in any such projects the cost of development would be covered by the party with responsibility for the marketing of the product. The Company would receive a combination of a fixed development fee and/or royalties from the sale of products.

         As of December 31, 1997 the Company had invested approximately $6 million in product development and marketing and administrative costs in connection with its establishment of CybrCard and its product lines, all of which was expensed.

CUSTOMERS AND MARKETS

    The Company's Computer Segment commenced operations in Israel in 1986 and Israel historically was the primary area of its operations. Due primarily to significant growth in the Computer Segment's United States subsidiaries, the percentage of revenues from activities of the United States subsidiaries increased from 51% in 1995 to 61% in 1996 and 64% in 1997.

    The Company commenced its operations in Israel by providing consulting services to Israel Aircraft Industries Ltd. ("IAI"), which is wholly-owned by the government of the State of Israel. IAI has been, and continues to be, the Computer Segment's largest consulting customer. However, as the Company has expanded its revenue base, and sales to IAI have decreased, the percentage of its sales attributable to IAI has decreased. The percentage of the Company's Computer Segment sales attributable to IAI in 1995, 1996 and 1997 was 16%, 8% and 6%, respectively.

    The Company's Computer Hardware and VAR sales commenced in 1992, accounting for 28% of Computer Segment sales in 1995, increasing by almost 80% to 38% of these sales in 1997. The Company's two largest hardware customers (a major New York medical center and a large national law firm) accounted for approximately 10% and 5% and 11% and 12% of Computer Segment sales in 1996 and 1997, respectively.

    The Company's customers include major high technology companies, Fortune 500 companies and other leading industrial and service companies, in Israel and the United States.

   BACKLOG

    The total backlog of work to be completed in the Company's Computer Segment was approximately $1.7 million as of January 1, 1998, compared to $4.3 million as of January 1, 1997. The Company estimates that virtually all of the backlog will be performed in 1998.

    Due to the generally short-term nature of orders received in the Computer Segment, purchase orders or requisitions from customers requesting services on a time and materials basis generally are cancelable on a minimum of 30 days advance notice. Fixed price projects are often subject to termination for convenience without substantial penalty and, accordingly, there can be no assurances as to the actual sales to be generated from these contracts. In light of the above, the Company does not consider backlog to be a meaningful measure of operations in its Computer Segment.

   COMPETITION

    In its computer consulting and development services business, the Company faces competition from numerous other competitors, both large and small, operating in the Israeli and United States markets, some with substantially greater financial and marketing resources. The Company believes that its wide range of experience and long-term relationships with large corporations in the United States and Israel enhance the Company's position with respect to obtaining future business. For a discussion of factors relating to competition in the other activities comprising the Company's Computer Segment, see "Item 1. Business -Factors Which May Affect Future Results -General Factors -Competition.

   PROPRIETARY RIGHTS

    Certain products that the Company has developed and is developing incorporate or are derived from intellectual property owned by third parties. A license from, the consent of, or a joint development and marketing agreement with, such third parties may be required in order to continue to develop and market such products and there can be no assurance that any such arrangements can be made on commercially reasonable terms.

    In its product development activities, the Company relies on a combination of nondisclosure agreements and technical measures to establish and protect its proprietary rights, if any, in its products. The Company believes that, as a result of the rapid pace of technological change in the software and real-time system industries, legal protection for its products, if any, will be less significant to the Company's prospects than the knowledge, ability and expertise of the Company's management and technical personnel.

    In cases where the Company performs services on a time and materials basis, the intellectual property rights resulting from these services are owned by the Company's customer.

    For further discussion of issues relating to proprietary rights to the operation of the Company's Computer Segment, see "Item 1. Business - Factors Which May Affect Future Results - General Factors - Dependence on Intellectual Property of Third Parties".

SEMICONDUCTOR MANUFACTURING

   INTRODUCTION

    Tower is an independent "foundry" manufacturer of semiconductor integrated circuits ("ICs") on silicon wafers, as well as a provider of design and turn-key services. As a foundry, Tower manufactures wafers using its advanced production capability and the proprietary IC designs of its customers. ICs manufactured by Tower are incorporated into a wide range of products in diverse markets, including computer and office equipment, communication products and consumer electronics.

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

    In 1997, Tower continued to implement its strategy to develop and provide customers with new specialized proprietary process technologies and value-added services, particularly in certain niche markets, such as nonvolatile memories ("NVMs"). Together with Wafer Scale Integration, Inc., of Fremont, California, ("WSI"), a developer of peripheral system devices containing advanced NVM modules, Tower developed an advanced embedded erasable and programmable read-only memory ("EPROM") process based on WSI's proprietary technology. The EPROM process has been qualified for production and initial production orders have been received.

    The Company has established a design team to offer specialized NVM design services, including NVM modules, mixed-signal cells and design library support, to potential customers and independent design centers seeking to utilize Tower's NVM process technologies. Since May 1997, the design team has conducted these activities from Tower's new Design Center in Nethanya, Israel.

    In 1997 Tower also entered an agreement with Saifun Semiconductor Ltd. for use of its breakthrough Flash technology and for the development of a specialized Flash process. This process is especially suitable for embedding large NVM arrays in "system-on-a-chip" products and has generated significant customer interest. Throughout 1998, Tower anticipates continued investment in the development of Flash features such as large memory arrays, endurance verification and other support parameters. The Flash memory process is scheduled to be released to manufacturing by the end of 1998, although there can be no assurance of this.

   CUSTOMERS AND MARKETS

    At the time of its organization, Tower's only customer was National Semiconductor Corporation. While Tower has since succeeded in adding new customers, Tower remains dependent on a small number of customers for virtually all of its business. In 1997, over 70% of Tower's sales were attributable to two large customers, National and Motorola. In January, 1998, Tower entered into a new purchase agreement with National, extending the foundry relationship with National until at least February 2000.

    Following a market downturn in 1996, growth for the foundry industry was flat primarily as a result of massive price reductions, offset by continued increases in wafer consumption in the end markets. Despite the flat market, the Company, which had operated below capacity for much of 1996, was able to increase its sales by more than 28% over 1996 and operate at a profit. However, the situation in the marketplace remains uncertain and there is no assurance that Tower's facility will operate at the level necessary for profitability. In addition, Tower continues to see downward pressure on prices from both current and potential new customers. See "Item 1. Business - Factors Which May Affect Future Results - Factors Related to Tower - Reliance on Principal Customers; Need to Expand Custome Base" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

    During 1997, Tower manufactured over 200 sophisticated semiconductor products that are used by its customers (or end users) in a wide variety of applications. These applications include personal computer products and peripherals (such as microprocessors, local area networks and super I/O devices), communications products (such as pagers), office automation products (such as facsimile machines, answering machines and advanced printers), cellular products (such as cellular telephones) and consumer products (such as televisions and multimedia products). Tower estimates that five products accounted for approximately 70% of sales. The number of products which Tower manufactures in 1998 and in future periods will be determined by customer orders.

   PROCESS TECHNOLOGY

    Tower's manufacturing process currently uses the following CMOS (complementary metal oxide silicon) technologies: 1.0 micron double-level metal;
0.8 micron double-level metal; 0.8 micron triple-level metal; 0.6 micron double-level metal; and 0.6 micron triple-level metal. In 1997, 0.5 micron processes were qualified and began production in small quantities.

    The semiconductor industry is characterized by rapid changes in both product and manufacturing process technology. As a result, Tower's profitability will depend on its ability to successfully develop and introduce to production advanced process technologies which meet its customers' needs. Tower is currently working on the development of a 0.5 micron double poly process for mixed signal applications, as well as characterization of a 0.5 micron process for CMOS image sensor applications. A 0.35 micron process is expected to be qualified for full production later in 1998, although there can be no assurance of this.

    The development and introduction to production of advanced technologies is a complex process, the success of which is dependent on many factors, some of which may be beyond Tower's control. Tower has in the past experienced unforeseen delays in the development and introduction of new processes. Tower can, therefore, not predict when or if the development and introduction to production of these new processes will be successfully completed. The failure by Tower to develop and introduce new process technologies successfully and in a timely manner would have a material adverse effect on Tower's business and financial condition of the Company. See "Item 1. Description of Business - Factors That May Influence Future Results - Factors Related to Tower - Need to Advance Process Technology".

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

    At the time of its organization in 1993, Tower's facility had a capacity of 5,000 wafer starts per month, using 1.25 and 1.0 micron processes. Since that time Tower has increased its capacity to approximately 17,000 wafer starts per month at the current product mix utilizing 1.0, 0.8, 0.6 and 0.5 micron processes. This increase in capacity has been achieved through the addition of equipment, improvement in equipment utilization, the reconfiguration and expansion of its existing clean room area, and the construction of an additional clean room area.

    Tower does not currently intend to significantly increase the overall capacity of its facility. Tower intends, however, to continue to make significant expenditures during 1998 to fund its process technology advancement program and to purchase equipment to increase Tower's capacity to manufacture wafers using advanced processes, including those currently under development by Tower. See "Item 1. Description of Business - Semiconductor Segment - Process Technology".

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

   PROPRIETARY RIGHTS

    Tower uses internally developed process technologies and process technologies licensed from customers. The 1.0 micron process used by Tower and elements of the 0.8 process used by Tower are licensed from customers under royalty-free licenses. The 0.6 micron process currently used by Tower and specialized 0.6 micron embedded memory process currently being introduced to production were internally developed. Elements of the 0.5 micron processes and
0.35 micron process currently under development will be used under royalty-bearing licenses from third parties.

Investments

   MOFET VENTURE CAPITAL FUND

    The Company, together with other investors, established Mofet Israel Technology Fund ("Mofet"), an Israeli public investment company formed for the purpose of investing in the securities of high technology companies and projects in Israel. Through two public offerings of its shares, options and convertible debentures on the Tel Aviv Stock Exchange, and subsequent exercise of options, Mofet has raised aggregate net proceeds of approximately $23.2 million. As of December 31, 1997, the Company owned approximately 4% of the equity of Mofet. The Company accounts for its investments in Mofet on the cost method.

    Mofet is managed by Mofet Risk Capital Fund Management (1992) Ltd. ("Mofet Management") pursuant to a management agreement expiring January 2000. The current shareholders of Mofet Management are DSI (50%), F.I.B.I. Holdings Company Ltd., a holding company controlled by the Safra family which controls the First International Bank of Israel Ltd. (25%), and Menorah Insurance Company Ltd., one of Israel's largest insurance companies (25%). Mofet has agreed to pay Mofet Management a management fee equal to 4% per annum of the amounts invested in the Fund (excluding profits). The Company accounts for its investment in Mofet Management on the equity method.

MOBILE INFORMATION SYSTEMS LTD.

    In March 1994, the Company acquired a 50% interest in Mobile Information Systems Ltd. ("MIS"), a joint venture of DSI and Geotek Communications, Inc. ("Geotek"). The Company accounted for its investment in MIS on the equity method. In 1996 the Company sold its shares in MIS to Geotek in exchange for a $2 million unsecured note which bears annual interest of 8.25%, payable July 1, 1998. The Company thereby recorded a gain in 1996 of approximately $1.7 million in connection with the sale. In February 1998, the Company signed an agreement with Geotek, modifying the note to permit its conversion into shares of Geotek Common Stock. Geotek has filed a registration statement registering the resale by the Company of these shares. Upon effectiveness of the registration statement, the Company will be free to sell the shares in the public market.

EMPLOYEES

    At December 31, 1997, the Company employed a total of 349 people, including 262 persons in engineering and technical support (approximately one-half with advanced degrees in computer and electronic engineering), 30 in marketing and sales, and 55 in management, administration and finance. At December 31, 1997, Tower had a total of 656 employees.

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

RESEARCH AND DEVELOPMENT (R&D)

    For information on R&D costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations General" and Notes 1 and 10 to the Consolidated Financial Statements appearing elsewhere in this Report.

SEGMENT INFORMATION

    For financial information regarding the Company's operating segments, foreign and domestic operations and export sales, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and Note 20 to the Consolidated Financial Statements appearing elsewhere in this Report.

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

   GENERAL FACTORS

    ENTRY INTO NEW MARKETS. The Company has recently devoted substantial resources to ventures to design and develop software products. The Company believes that the markets for these products provide an opportunity to generate substantially greater revenues and profit margins than its traditional services markets. However, the Company has had relatively limited experience with marketing and distribution of such products and there can be no assurance that the Company will be able to develop the marketing expertise and relationships necessary to identify and capitalize on opportunities in these product areas. The limited operating histories of the Company's new product ventures make prediction of their results and prospects difficult.

    CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS; POSSIBILITY OF FUTURE WRITEDOWNS. The Company generally capitalizes the costs of new software product development and amortizes these costs over the useful life of the product. If the Company is not able to complete development or is unsuccessful in marketing any of its software products, the Company may be required to writedown any capitalized development costs related to such products. As of December 31, 1997, the Company had unamortized capitalized software development costs of approximately $4.6 million and additional investments in development costs may be necessary to continue existing product development projects. In the past, the Company has taken significant writedowns of software development costs and there can be no assurances that additional writedowns will not be required in the future. The writedown of any substantial amounts of such capitalized costs could have a material adverse impact on the results of the Company.

    MINORITY INTERESTS IN OPERATING SUBSIDIARIES. The Company has a number of subsidiaries that are not wholly owned. Cash of subsidiaries that are not wholly owned is generally not available for use by the Company or other subsidiaries except to the extent paid to the Company as reimbursement for general overhead, as management fees or as dividends. Dividends from the Company's Israeli subsidiaries are subject to a withholding tax of 15% to 25%.

    COMPETITION. In its computer consulting and development services business, the Company faces competition from numerous other competitors, both large and small, operating in the Israeli and United States markets, some with substantially greater financial and marketing resources.

    In the help desk market, the Company faces competition from a variety of companies with greater experience in the marketplace and greater resources available for product development, sales and marketing and product support. These competitors include (i) companies that target enterprise-wide information systems, (ii) companies with specific help-desk applications, (iii) professional systems integration and services companies that design and implement custom systems, (iv) large information systems providers and (v) the internal information systems departments of potential customers. While the Company believes that PHD has certain product and price advantages over its competition, it may be difficult to educate its potential customers of the advantages of PHD in light of the broad range of competing solutions.

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

    The global market for automatic meter reading ("AMR") products is highly competitive. The Company believes the principal competitive factors affecting its sales of communication systems for AMR networks are its products' technological capabilities, design features and functionality, price, quality of service, reliability, ease of installation and scalability. New technological developments, technical expertise, vendor reputation and technical support also affect the competitiveness of the Company's products in the AMR market. While the Company believes it competes favorably in these areas, many of its competitors currently have (or may have) substantially greater financial, marketing, technical or manufacturing resources and name recognition than the Company. There can therefore be no assurance that the Company will be able to successfully compete against current or future competitors in this market.

     The emerging market for utility network automation systems and the potential market for other applications accessible once a common infrastructure is in place, have led electronics, communication and utility product companies to initiate development of various data communication systems. Some of these systems currently compete, and others may in the future compete, with the

Company's communication systems. Many companies from diverse industries are seeking solutions for the transmission of data over traditional communication media such as radio, as well as more recently developed media such as cellular networks. Utility companies are testing communication products from various suppliers for numerous applications and no industry standard has been broadly adopted. The Company's systems represent only some possible solutions for automated meter reading.

    DEPENDENCE ON INTELLECTUAL PROPERTY OF THIRD PARTIES. Certain of the Company's product development efforts are dependent upon intellectual property owned by third parties. For example, some of the Company's data communication products utilize intellectual property licensed from Lucent Technologies. While the Company believes it is in continuing compliance with these licensing agreements and that the licensing agreements adequately protect the Company's rights to integrate such intellectual property into its products, failure to maintain such licenses could have a material adverse effect on the business and prospects of the Company.

    RAPID TECHNOLOGICAL CHANGE; NEED FOR CONTINUED PRODUCT DEVELOPMENT. The market for the Company's PHD product is characterized by rapid technological change, evolving computer hardware and software standards, frequent new product introductions and continuing customer demands for expanded features and functions. Accordingly, it will be necessary for the Company to continue to invest in product development to ensure that such products continue to evolve and remain competitive. There can be no assurance that the Company will have the resources to invest in such product development or that such product development efforts will be successful.

    The rapid technological change in digital communication systems, especially in the U.S., will necessitate the adaptation of the Company's data communication systems for utilities to new communication technologies. Accordingly, it will be necessary for the Company to develop full system compatibility with telephone, cable television, CDPD and various wireless distribution networks. There can be no assurance that the Company will have the resources to invest in the continued product development required to keep pace with the changing technologies or that such product development efforts will be successful.

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

    IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS. Substantially all of the Company's sales are made in dollars or in New Israeli Shekels ("NIS") linked to the dollar. In 1997, approximately 50% of Tower's expenses were in dollars or dollar-linked NIS and virtually all remaining expenses were in NIS. The dollar cost of the Company's operations in Israel is influenced by the extent to which any inflation in Israel is not offset (or is offset on a lagging basis) by the devaluation of the NIS in relation to the dollar. There can be no assurance that the Company will not be materially adversely affected in the future if inflation in Israel exceeds the devaluation of the NIS against the dollar or if the timing of such devaluation lags behind increases in inflation in Israel.

    As of December 31, 1997, the net amount of the Company's monetary assets that were not denominated in dollars or in NIS linked to the dollar was not material. In the event that in the future the Company has material net monetary assets that are not denominated in dollar-linked NIS, such net assets would be subject to the risk of currency fluctuations.

   FACTORS RELATED TO TOWER

    DEPENDENCE ON PRINCIPAL CUSTOMERS; NEED TO EXPAND CUSTOMER BASE. Tower currently has a limited number of customers and is dependent on two principal customers. If one of these principal customers were to reduce its orders, and Tower were to be unsuccessful in selling to new or existing customers the capacity that becomes available as a result thereof, such event would have a material adverse effect on Tower's business and financial condition. Since the end of 1997, Tower has been operating significantly below capacity. Tower is making efforts to attract new customers to utilize all or a portion of its unused capacity. Tower is currently engaged in discussions with several potential new customers. The process of attracting new customers includes extensive exchange of product and process information between Tower and potential customers, including the running of test wafers and prototypes. There is therefore no assurance that Tower will be able to attract additional business from new customers in the near future, if at all.

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

    The development and introduction to production of advanced technologies is a complex process, the success of which is dependent on many factors, some of which may be beyond Tower's control. Tower has in the past experienced unforeseen delays in the development and introduction of new processes. Therefore, Tower cannot predict when or if the development and introduction to production of these new processes will be successfully completed. The failure by Tower to develop and introduce new process technologies successfully and in a timely manner would have a material adverse effect on the Company's earnings and financial condition.

    RISK OF SEMICONDUCTOR PROCESS YIELD PROBLEMS. The process technology for the manufacture of semiconductor products is highly complex and sensitive to dust and other contaminants. Minor impurities or difficulties in the production process or defects in the masks used to manufacture a particular device can cause a percentage of the wafers to be rejected or individual ICs or "die" on specific wafers to be non-functional, which in each case negatively affects manufacturing yields. Although Tower has implemented manufacturing control procedures, tests its products at various stages in the manufacturing process and conducts numerous quality-control inspections throughout the entire production process, Tower in the past has experienced lower than expected production yields, which have delayed product shipments and reduced profits. There can be no assurance that Tower will not experience lower than anticipated production yields in the future, which, if not cured in a timely manner, could have a material adverse effect on the Company's business and financial condition.

    CYCLICAL NATURE OF THE SEMICONDUCTOR MARKET. The semiconductor industry historically has been characterized by wide fluctuations in product supply and demand. From time to time, the industry has experienced significant downturns characterized by diminished product demand, production over-capacity and accelerated erosion of the average selling prices of semiconductor products. In some cases, these downturns have lasted for more than a year. No assurance can be given that Tower's business will not be adversely affected in the future by cyclical conditions in the semiconductor industry.

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

    DEPENDENCE ON SENIOR MANAGEMENT AND KEY PERSONNEL. Tower is highly dependent upon the members of its senior management team, many of whom have been working at the facility since National commenced the construction of the facility in 1984. The loss of the services of any member of senior management could have a material adverse effect on Tower's business and financial condition. Tower does not maintain key-man life insurance with respect to members of senior management.

    Tower also is dependent to a substantial degree upon its skilled professional and technical personnel and will be required to increase significantly the number of these employees in the future in order to implement successfully its plans for the future. There is considerable competition for the services of qualified personnel in the semiconductor industry, particularly in Israel, and, consequently, there can be no assurance that Tower will be able either to retain its present personnel or to attract additional qualified personnel as and when needed. In addition, Tower may be required to increase employee compensation levels in order to retain its existing employees and attract and retain the additional personnel that it expects to require.

    COMPETITION. The semiconductor foundry industry is highly competitive. Tower competes with other dedicated foundries and with integrated semiconductor and end-product manufacturers that produce ICs for their own use and/or allocate a portion of their manufacturing capacity to foundry operations. Many of Tower's competitors have more advanced technological capabilities, a more diverse and established customer base, and greater financial, marketing, distribution and other resources than Tower. In addition, some of Tower's competitors may have lower labor costs.

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

ITEM 2.  PROPERTIES

    The Company's corporate headquarters (as well as the principal office for its United States operations) are located in Mahwah, New Jersey in approximately 5,000 square feet of office space, under a lease which expires in September 2000. The rent for these premises currently is $74,000 per annum. The Company also rents offices in New York City of approximately 3,500 square feet, under a lease which expires in August 2000, at a current rent of $75,000 per annum, and of approximately 9,700 square feet in Stamford, Connecticut, at an annual rent of $96,000.

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

ITEM 3.   LEGAL PROCEEDINGS

    The Company is a plaintiff in an action in the United States District Court for the District of New Jersey against a former officer who resigned in April 1995, alleging destruction and misappropriation of property and data owned by the Company. The employee has filed a counterclaim against the Company, alleging breach by the Company of its employment and resignation agreements with the employee and seeking compensatory damages of $750,000 and punitive damages of $25 million. The Company is pursuing its claims against the employee and is vigorously defending against his counterclaims. The Company accrued the full amount of severance payable under the resignation agreement at the time of his resignation. The Company believes it is unlikely to incur additional material liability in connection with the counterclaim.

    Between June and September 1996, several suits were filed in the United States on behalf of a purported class of Tower's shareholders against Tower, its Co-Chief Executive Officers, its Chairman of the Board of Directors, and DSSI. The complaints seek to certify a class of all persons who purchased or otherwise acquired Tower's ordinary shares between May 25, 1995 and June 10, 1996. The actions have been consolidated in the United States District Court for the District of New Jersey. The consolidated complaint filed in the actions alleges on behalf of the class that the defendants made misstatements and omissions regarding (i) the relationship between Tower and a major customer and (ii) Tower's process development efforts in connection therewith, in violation of certain U.S. Federal securities laws. Tower has indemnified the defendants, up to the limits permitted by the Israeli Companies Ordinance, from any liability arising out of the actions. Tower maintains insurance policies, that, under certain conditions, cover actions of this type up to an aggregate amount of $20 million. The Company is unable to determine at this time with any certainty the ultimate outcome of this matter or its effect if any, on the Company's financial condition, operating results and business. However, the Company believes it has meritorious defenses and is defending the actions vigorously.

    The Company is not involved in any other legal proceedings that management believes, individually or in the aggregate, will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market System (NASDAQ/NNM) under the symbol "DSSI". The following table sets forth, for the periods indicated, the high and low reported sales prices per share of the Common Stock on The Nasdaq Stock Market.


                                                       High          Low
                                                       ----          ---
    1996:

    First Quarter  . . . . . . . . . . . . . . .       8           5 3/8
    Second Quarter . . . . . . . . . . . . . . .       9 1/8       5 3/4
    Third Quarter  . . . . . . . . . . . . . . .       7 1/4       4 3/4
    Fourth Quarter . . . . . . . . . . . . . . .       7 1/4       4 3/8

    1997:

    First Quarter  . . . . . . . . . . . . . . .       6 1/16       4 3/8
    Second Quarter . . . . . . . . . . . . . . .       6 1/8        4 5/8
    Third Quarter  . . . . . . . . . . . . . . .       7 3/16       4 13/16
    Fourth Quarter . . . . . . . . . . . . . . .       7 1/16       3 3/4

    As of March 15, 1998 there were approximately 89 record holders of the Common Stock. The Company estimates that there are approximately 2,800 beneficial owners of the Common Stock.

    The Company paid no dividends in 1996 or 1997.

ITEM 6.   SELECTED FINANCIAL DATA

    The following selected statement of operations data for the year ended December 31, 1997 and balance sheet data as of December 31, 1997 have been derived from the financial statements of the Company included elsewhere in this Annual Report which have been audited by Deloitte & Touche LLP (a member of Deloitte Touche Tohmatsu International), independent auditors. The following selected statement of operations data for the years ended December 31, 1995 and 1996 and balance sheet data as of December 31, 1996 have been derived from the financial statements of the Company appearing elsewhere in this Annual Report which have been audited by Igal Brightman & Co. (a member of Deloitte Touche Tohmatsu International), independent auditors. The selected statements of operations data for the years ended December 31, 1993 and 1994 and balance sheet data as of December 31, 1993, 1994 and 1995 are derived from audited financial statements not included herein.

    This data is qualified in its entirety by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements (including the notes thereto) and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

    The statement of operations data for the year ended December 31, 1993 includes Tower's operations for the ten months commencing March 1, 1993 and therefore may not be comparable with statement of operations data for subsequent periods. The balance sheet data as of December 31, 1996 and 1997 and the statement of operations data for the year ended December 31, 1997 reflect the Company's interest in Tower as an investment on the equity method, not otherwise including Tower's balances or results of operations. Such data may therefore not be directly comparable with that presented for prior periods.

    Statement of Operations Data:

                                          YEAR ENDED DECEMBER 31,
                                            -----------------------
                                 1993      1994       1995       1996       1997
                                 ----      ----       ----       ----       ----
                                      (in thousands, except per share data)
Sales                          $57,945   $79,711   $129,823   $131,755   $ 39,996
Cost of sales                   43,261    58,527     90,839    102,094     32,437
                               -------   -------   --------   --------   --------
   Gross profit                 14,684    21,184     38,984     29,661      7,559
Research and development
   expenses, net                 1,036     2,911      2,648      5,059      1,003
Selling, general and
   administrative expenses       7,600    10,602     15,926     18,635     18,859
                               -------   -------   --------   --------   --------
   Operating income (loss)       6,048     7,671     20,410      5,967    (12,303)
Interest income                    280     1,313      5,188      5,321        478
Interest expense                (1,159)   (1,532)    (2,434)    (2,218)      (225)
Gain on changes in ownership
   interests in subsidiaries       935    14,755     26,339          -          -
Other income (expenses), net      (188)     (147)         5        609       (111)
                               -------   -------   --------   --------   --------
   Income (loss) before taxes    5,916    22,060     49,508      9,679    (12,161)
Income taxes                     1,605     1,632      4,837      2,141      3,032
                               -------   -------   --------   --------   --------
   Net income (loss) after taxes 4,311    20,428     44,671      7,538    (15,193)
Minority interests              (2,153)  (10,420)   (25,352)    (7,804)    (2,773)
Equity in affiliates               (40)     (227)      (169)    (1,767)     8,027
                               -------   -------   --------   --------   --------
   Net income (loss)           $ 2,118   $ 9,781   $ 19,150   $ (2,033)  $ (9,939)
                               =======   =======   ========   ========   ========
Earnings (loss) per share      $  0.44   $  1.45   $   2.62   $  (0.28)    $(1.35)
                               =======   =======   ========   ========   ========
Weighted average number
   of shares                     4,770     6,728      7,307      7,369      7,369
                               =======   =======   ========   ========   ========

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

     Balance Sheet Data:
                                                 DECEMBER 31,
                                                 ------------
                               1993       1994       1995       1996      1997
                             --------   --------   --------   --------   -------
                                                (in thousands)
Working capital              $ 31,459   $ 63,895   $141,850   $ 13,676   $ 7,474
Total assets                 $ 71,741   $129,552   $275,377   $102,116   $97,471
Short-term debt, including
  current maturities of
  long-term debt             $  6,971   $  3,821   $ 16,371   $  2,124   $ 3,709
Long-term debt, net of
  current maturities         $ 13,902   $ 12,485   $ 22,499   $    331   $   481
Minority interests           $  7,379   $ 42,772   $129,730   $ 29,283   $30,272
Total shareholders' equity   $ 30,988   $ 46,511   $ 67,754   $ 65,978   $56,235

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

     The Company commenced providing consulting and development services for computer software and systems in Israel in 1986 and in the United States in 1991. In March 1993, the Company diversified its business through the acquisition of a facility in Israel that manufactures semiconductors using CMOS process technology and the proprietary IC designs of its customers. Since such date through the end of 1996, the Company conducted its business through two business segments: the Computer Segment and the Semiconductor Segment.

    Due to changes in the Company's voting control in Tower, commencing in 1997, the Company accounted for its interest in Tower's results using the equity method including its pro rata share of Tower's net income as equity. The Company therefore believes that the statement of operations for the year ended December 31, 1997 is not comparable with those of prior years.

COMPUTER SOFTWARE SERVICES AND SYSTEMS

     The Company's Computer Segment commenced operations in Israel in 1986 with revenues attributable to the Company's Israeli subsidiaries accounting for 51%, 39%, and 37% of the total revenues of this segment during 1995, 1996 and 1997, respectively. The decreasing percentage is primarily due to the increasing revenues from operations in the United States. The Computer Segment's operations in the United States have had a cumulative operating loss since commencing operations in 1991, reflecting primarily the significant expenditures intended to generate revenues over the long term rather than in current periods. The Company started to realize the benefits of these expenditures towards the end of 1994, achieving significant revenue growth and improved operating results in these operations in 1995. In 1996 and 1997 the Company invested heavily in the development and marketing of these products, resulting in increased operating losses.

    Costs relating to software product development are capitalized (in accordance with applicable accounting principles for software development) to the extent that they are incurred after the technological feasibility of the product has been established and management considers that these costs are recoverable from expected future revenues. When the foregoing criteria are not satisfied, R&D costs relating to product development are expensed as incurred. The Company's results of operations for 1995, 1996 and 1997 reflect $914,000, $997,000 and $1.0 million respectively, of R&D expenses (net of government grants) attributable to the Computer Segment. In addition, based on an evaluation by management of the net realizable value of software costs associated with certain of its products under development, the Company recorded writedowns and amortized previously capitalized software costs totaling $183,000, $881,000 and $2,016,000 in 1995, 1996 and 1997 respectively, included in costs of sales.

     As of December 31, 1995, 1996 and 1997, capitalized software development costs reflected on the balance sheet were $4.4 million, $5.2 million and $4.6 million, respectively. As of December 31, 1997, all of the capitalized software costs relate to the Company's EPSM product which is in beta testing. There have been no full product sales of the EPSM to date and there can be no assurance that the Company will in fact derive significant revenues from EPSM. Costs related to new software modules are capitalized in accordance with applicable accounting principles as described above.

     Applicable accounting principles require that capitalized software costs be periodically reviewed and are written down to net realizable value. Possible additional writedowns of capitalized software costs associated with the products above may significantly affect operating results in 1997 and future periods. See "Item 1. Business Factors Which May Affect Future Results General Factors - Capitalization of Software Development Costs; Possibility of Future Writedowns".

     Gross profit margins in the Israeli operations of the Computer Segment, continue to experience downward pressure due to increased labor costs resulting from the relative shortage of qualified programmers and engineers. There can be no assurance that the competitive market place for qualified engineers will not continue to affect margins in future periods.

SEMICONDUCTOR MANUFACTURING

    Tower is an independent foundry manufacturer of semiconductor ICs on silicon wafers and provider of related design and other services. As a foundry, Tower manufactures wafers using its advanced production capability and the proprietary IC designs of its customers. Tower manufactures primarily differentiated ICs rather than commodity products. These ICs are incorporated into a wide range of products in diverse markets, including computer and office equipment, communication products and consumer electronics.

    Tower commenced operations as an independent business in March 1993, when it acquired its manufacturing facility from National Semiconductor Corporation (the "Acquisition"). From the Acquisition through the end of 1995, Tower increased its sales and profitability by (i) expanding its customer base, (ii) expanding its manufacturing capacity through installation of new equipment, improvement of equipment utilization, reduction of cycle time and streamlining of the manufacturing process, (iii) reducing costs through improvement of equipment, process yields and operational efficiencies and realization of economies of scale, and (iv) advancing its process technology. This allowed Tower to improve its gross profit and operating margins from commencement of operations through the end of 1995.

    As a result of (i) the end of Tower's purchase agreement with a major customer, (ii) the reduction in orders from other customers and (iii) the prevailing weakness in the demand for semiconductors products generally, Tower operated its manufacturing facility substantially below capacity for part of 1996. Commencing in the fourth quarter of 1996 and into 1997, utilization improved, primarily as a result of improvement in the personal computer and peripheral end markets and certain price reductions implemented by Tower. As a result of the improved utilization and the effect of Tower's successful cost reduction and efficiency enhancement efforts, Tower was able to increase its sales despite the reduction in prices and return to its previous levels of profitability.

    Beginning in the fourth quarter of 1997 and continuing into 1998, Tower experienced reduced orders resulting in underutilization of capacity. Tower believes that the reduced order levels reflect the conditions in the market for semiconductor products. Tower also continues to see downward pressure on prices from both current and potential customers. In March 1998, Tower announced that it expected to operate at a loss for the first half of 1998, with an estimated first quarter loss of $0.13 per share.

    In 1996, Tower modified its capital plans, scaling back its capacity expansion plan and increasing the resources allocated to Tower's technology advancement plan and to improvements in infrastructure and operating procedures. Tower does not currently intend to increase significantly the overall capacity of its facility in 1998. Tower intends, however, to continue to make expenditures during 1998 as part of its ongoing process technology advancement. See "Item 1. Description of Business - Semiconductor Segment - Process Technology," and "Item 1. Description of Business - Semiconductor Segment - Manufacturing Facility".

Results of Operations

     The following table sets forth selected statement of operations items as a percentage of total sales of the Company.

                                               Year Ended December 31,
                                               -----------------------
                                       1993     1994     1995     1996     1997
                                       ----     ----     ----     ----     ----
Sales                                 100.0%   100.0%   100.0%   100.0%   100.0%
Cost of sales                          74.7%    73.4%    70.0%    77.5%    81.1%
                                      ------   ------   ------   ------   ------
      Gross profit                     25.3%    26.6%    30.0%    22.5%    18.9%
R&D expenses, net                       1.8%     3.7%     2.0%     3.8%     2.5%
Selling, general and
   administrative expenses             13.1%    13.3%    12.3%    14.1%    47.2%
                                      ------   ------   ------   ------   ------
      Operating income (loss)          10.4%     9.6%    15.7%     4.5%   (30.8%)
Financial income (expenses), net       (1.5%)   (0.3%)    2.1%     2.4%     0.6%
Gain on changes in ownership
   interests in subsidiary              1.6%     18.5%    20.3%       -       -
Other income (expenses), net            0.3%    (0.2%)      -      0.4%    (0.2%)
                                      ------   ------   ------   ------   ------
   Income (loss) before income taxes   10.2%    27.6%    38.2%     7.3%   (30.4%)
Income taxes                            2.8%     2.0%     3.7%     1.6%     7.6%
                                      ------   ------   ------   ------   ------
   Net income (loss) after income
     taxes                              7.4%    25.6%    34.5%     5.7%   (38.0%)
Minority interests                     (3.7%)  (13.1%)  (19.5%)   (5.9%)   (6.9%)
Equity in affiliates                   (  - )   (0.2%)   (0.1%)   (1.3%)   20.1%
                                      ------   ------   ------   ------   ------
Net income (loss)                       3.7%    12.3%    14.8%    (1.5%)  (24.8%)
                                      ======   ======   ======   ======   ======

    The following table sets forth certain information with respect to the results of operations of the Company and its two business segments for the years 1995, 1996 and 1997, the percentage of total revenues during each year attributable to selected components of the statement of operations data and the year to year percentage changes in such components.

    The statements of operations for the year ended December 31, 1997 reflect Tower's activity on the equity method, while that of previous years reflect Tower's activity on a fully consolidated basis. Therefore, the information presented for 1997 is not directly comparable to that presented for 1996 and 1995.

                                  1995             1996                         1997
                                  ----             ----             Increase    ----            Increase
                                 Dollar    % of   Dollar    % of   (Decrease)  Dollar    % of  (Decrease)
                                 Amount   Sales   Amount    Sales   from 1995  Amount    Sales  from 1996
                                 ------   -----   -------   -----  ----------  -------   -----  ---------
SEMICONDUCTOR SEGMENT
Sales                           $99,621           $97,885            (1.7%)      -                   -
Gross profit                    $31,626   31.7%   $22,447   22.9%   (29.0%)      -         -         -
R&D expenses, net                $1,734    1.7%    $4,062    4.1%   134.3%       -         -         -
SG&A expenses                    $6,369    6.4%    $7,119    7.2%    11.8%       -         -         -
Operating income                $23,523   23.6%   $11,266   11.6%   (52.1%)      -         -         -

COMPUTER SEGMENT
Sales                           $30,202           $33,870            12.1%     $39,585            16.9%
Gross profit                     $7,358   24.4%    $7,214   21.3%    (1.9%)     $7,194   18.2%    (0.3%)
R&D expenses, net                  $914    3.0%      $997    2.9%     9.1%      $1,003    2.5%     0.6%
SG&A expenses                    $7,836   25.9%    $9,966   29.4%    27.2%     $16,274   41.1%    63.3%
Operating income (loss)         ($1,392)  (4.6%)  ($3,749) (11.1%)  169.4%    ($10,083) (25.5%)  169.0%

CORPORATE
Sales                              -                 -                -           $411
Gross Profit                       -       -         -       -        -           $365   88.8%
SG&A expenses                    $1,721            $1,550            (9.9%)     $2,585  628.7%    66.7%
Operating loss                  ($1,721)          ($1,550)           (9.9%)    ($2,220)(540.5%)   43.2%

COMBINED
Sales                          $129,823          $131,755             1.5%     $39,996
Gross profit                    $38,984   30.0%   $29,661   22.5%   (23.9%)     $7,559   18.9%
R&D expenses, net                $2,648    2.0%    $5,059    3.8%    91.0%      $1,003    2.5%
SG&A expenses                   $15,926   12.3%   $18,635   14.1%    17.0%     $18,859   47.1%
Operating income (loss)         $20,410   15.7%    $5,967    4.5%   (70.8%)   ($12,303)  30.8%

YEARS ENDED DECEMBER 31, 1997 AND 1996

    SALES. Computer Segment sales increased in all areas of activity, although the increase was primarily due to a 23% increase in Computer Hardware-VAR sales and a 113% increase in PHD software sales.

    GROSS PROFIT. The decrease in gross profits as a percentage of Computer Segment sales was primarily attributable to (i) the writedown of $1.7 million in previously capitalized development costs associated with the Company's PHD-TM and CybrCard products, (ii) continued development and production costs of the Company's CybrCard product causing a gross loss of over $1 million, (iii) the increased percentage of sales attributable to Computer Hardware-VAR sales which characteristically have lower gross profit margins, and (iv) a decrease in profitability in the Company's Israeli consulting systems and software activity, due to increased direct labor costs.

    R&D. All R&D expenses in 1997 were attributable to the Company's EPSM product for which development costs were no longer capitalized. For additional discussion of R&D costs in the Computer Segment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations-General".

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. ("SG&A"). The increase in Computer Segment SG&A nominally and as a percentage of segment sales was entirely due to increases of $4.1 million and $2.4 million in SG&A expenses associated with the marketing and general introduction of the Company's PHD and CybrCard products, respectively.

    OPERATING INCOME (LOSS). The decrease in operating income was primarily due to the aforementioned decrease in gross profits and increase in SG&A expenses.

    INCOME TAXES. The increase in income taxes in 1997 was primarily due to establishment of a $5.5 million valuation allowance against tax benefits associated with United States federal tax loss and foreign tax credit carryforwards.

    NET LOSS. The increase in the net loss is primarily attributable to the aforementioned (i) increased direct costs due to writedown of development costs associated with the Company's PHD and CybrCard products previously capitalized and since discontinued development and production costs of the Company's CybrCard product, (ii) marketing and general introduction of the Company's PHD and CybrCard products and (iii) the tax expense resulting from the valuation allowance recorded.

YEARS ENDED DECEMBER 31, 1996 AND 1995

    SALES. The decrease in Semiconductor Segment sales was entirely due to a decrease in average sales price, resulting from a general downturn in the market for semiconductor products during the second half of 1996. Computer Segment sales increased due to a 35% increase in sales from the Company's United States operations, attributable to a 93% increase in Computer Hardware-VAR sales and a 102% increase in PHD software sales, partially offset by a decrease in revenues from consulting services.

    GROSS PROFIT. The decrease in gross profit as a percentage of Semiconductor Segment sales was primarily attributable to the impact of increased costs associated with the depreciation of the cost of the expansion of Tower's manufacturing facility and the operation of the plant below capacity during the second half of 1996 as well as the decrease in average sales price referred to above. The decrease in gross profits as a percentage of Computer Segment sales was primarily attributable to (i) the increased percentage of sales attributable to Computer Hardware-VAR sales, which characteristically have lower gross profit margins, and (ii) a decrease in profitability in the Company's Israeli consulting systems and software activity, due to increased direct labor costs.

    R&D. The increase in R&D expenses in the Semiconductor Segment reflected higher process development expenses related to the implementation of Tower's technology advancement plan. For a discussion of R&D costs in the Computer Segment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-General".

    SG&A. The increase in SG&A and SG&A as a percentage of sales for the Semiconductor Segment was primarily attributable to increased marketing expenses and professional fees. The increase in Computer Segment SG&A as a percentage of segment sales was primarily attributable to SG&A expenses associated with the marketing and general introduction of the Company's PHD and CybrCard products, as well as a decrease in the Segment's Israeli operations without a commensurate decrease in the SG&A of such operations.

    OPERATING INCOME. The decrease in operating income was primarily due to the aforementioned decrease in gross profits.

    GAIN ON CHANGES IN OWNERSHIP INTEREST IN SUBSIDIARY. The gain in 1995 was from Tower's public offering, net of certain expenses. Minority interests in this gain was approximately $10.5 million.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1997, DSSI and its wholly-owned subsidiaries had working capital of $4.1 million (including unrestricted cash and cash equivalents of $1.2 million) and DSI Israel had working capital of $3.4 million (net of short term bank credit of $1.1 million). Although there is no legal restriction preventing disposition of the Company's investments or the distribution to the Company of their earnings, cash of subsidiaries that are not wholly-owned is generally not available for use by DSSI or other subsidiaries.

    DSSI has financed the operations of its wholly owned subsidiaries from the proceeds of a public offering in 1993, an institutional private placement in

June 1994 and the receipt of cash dividends from Tower in December 1996 and 1997. DSSI believes that it has adequate liquidity to finance its ongoing corporate activities. However in order to continue financing its PHD activities the Company will require additional financing. If the Company is unable to obtain such financing on commercially reasonable terms, it may have to discontinue PHD's operations. There can be no assurance that the Company will obtain the resources to finance its PHD product development and marketing efforts.

Due to the high costs associated with Cybrcard's marketing of consumer multimedia products, the Company does not currently intend to develop and market additional multimedia entertainment products in 1998. The Company, however, is actively pursuing projects in the multimedia area in which the Company would have responsibility for design and development of products which would be marketed and sold by others. It is contemplated that in any such projects the cost of development would be covered by the party with responsibility for the marketing of the product.

In February 1998, the Company and Databit entered into a term loan agreement with a bank under which the Company borrowed $1.2 million. In connection therewith, the Company granted security interests in all of its assets as security for the loan. The loan is repayable in 22 monthly installments beginning May 1, 1998, with interest at the bank's reference rate plus 1% (currently 9.50%).

DSI Israel has satisfied its financial and operating requirements principally through cash from operations and the net proceeds of its initial public offering in December 1992. DSI Israel has at its disposal additional bank credit should it require. Certain of its bank deposits serve as collateral for bank loans and guarantees.

Although the Company has retained effective control of Tower, since the end of December 1996, the Company no longer maintained voting control of more than 50% of Tower's shares and, therefore, ceased to consolidate Tower's balance sheet and in 1997 consolidated its operations on an equity basis.

    Tower has satisfied its financial and operating requirements principally through cash from operations, Investment Center grants, an advance from a customer and the net proceeds of its public offerings in 1994 and 1995. As of December 31, 1997, Tower had working capital of $87.5 million, including cash, short-term bank deposits and marketable securities of $83.9 million.

   IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

    During 1997 approximately 90% of the Company's sales were denominated in dollars. The remaining portion is primarily denominated in NIS that are linked to the dollar. Such sales transactions are negotiated in dollars, however, for the convenience of the customer they are settled in NIS. These transaction amounts are linked to the dollar between the date the transactions are entered into until the date they are effected and billed for. Subsequent thereto, through the date of settlement, amounts are primarily unlinked. The majority of the Company's expenses in 1997 were in dollars or dollar-linked NIS and virtually all the remaining expenses were in NIS. The dollar cost of the Company's operations in Israel is influenced by the timing of, and the extent to which, any increase in the rate of inflation in Israel over the rate of inflation in the United States is not offset by the devaluation of the NIS in relation to the dollar. During 1997, the NIS was devalued against the dollar by approximately 8.8%, while the consumer price index in Israel increased by 7%. The Company believes that the rate of inflation in Israel has had a minor effect on its business to date. However, the Company's dollar costs in Israel will increase if inflation in Israel continues, as it did in previous years, to exceed the devaluation of the NIS against the dollar or if the timing of such devaluation lags behind inflation in Israel.

    Tower has commitments outstanding in Japanese Yen incurred for certain capital equipment expenditures. Tower purchases forward exchange contracts to reduce its financial exposure to fluctuation in the Japanese Yen/US dollar exchange rate resulting from such commitments. The Company does not engage in any other hedging activities.

    As of December 31, 1997, virtually all of the Company's monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS, and the net amount of such monetary assets and liabilities was not material. In the event that in the future the Company has material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

YEAR 2000 COMPLIANCE

    The Company's software and hardware systems were developed relatively recently and the Company therefore believes that the systems do not require significant modifications to make them Year 2000 compliant. However, the Company may face Year 2000 compliance issues in relation to projects it performed for customers in the past, or as it seeks to coordinate with suppliers, customers and others. Although the Company is not currently aware of any material Year 2000 compliance problems, an assessment has not been made of the anticipated costs, problems and uncertainties associated with possible Year 2000 compliance issues and the possible consequences to the Company.

SUMMARY QUARTERLY FINANCIAL DATA

    The following table sets forth certain unaudited quarterly financial information for the Company for the years ended December 31, 1996 and 1997. This information should be read in conjunction with the financial statements of the Company and the notes thereto. The quarterly financial information for the year ended December 31, 1997, reflects Tower's activity on the equity method, while such information for the year ended December 31, 1996 reflects Tower's activities on a fully consolidated basis. Therefore information for such periods is not directly comparable.

                                               1996                                    1997
                                -------------------------------------   -------------------------------------
                                 First    Second     Third    Fourth     First    Second    Third     Fourth
                                Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                                -------   -------   -------   -------   -------   -------   -------   -------
                                                                  (Unaudited)
                                                   (in thousands, except per share amounts)
Sales                           $35,732   $36,711   $28,702   $30,610   $10,040   $10,141    $9,363   $10,452
Cost of sales                    25,799    28,815    24,152    23,328    10,289     7,756     6,852     7,540
                                -------   -------   -------   -------   -------   -------   -------   -------
Gross profit                      9,933     7,896     4,550     7,282      (249)    2,385     2,511     2,912
R&D, net                            835       893     1,535     1,796       161       323       231       288
SG&A                              4,454     4,626     4,192     5,363     4,391     4,789     4,574     5,105
                                -------   -------   -------   -------   -------   -------   -------   -------
Operating income (loss)           4,644     2,377    (1,177)      123    (4,801)   (2,727)   (2,294)   (2,481)
Financial income (expenses), net  1,165       820       687       431       108       277        75      (207)
Other income (expenses), net         17        12     1,840    (1,260)        2        21        32      (166)
                                -------   -------   -------   -------   -------   -------   -------   -------
Income before income taxes        5,826     3,209     1,350      (706)   (4,691)   (2,429)   (2,187)   (2,854)
Income tax expense (benefit)      1,161       489     1,434      (943)     (164)       36        (7)    3,167
                                -------   -------   -------   -------   -------   -------   -------   -------
Net income (loss) after
  income taxes                    4,665     2,720       (84)      237    (4,527)   (2,465)   (2,180)   (6,021)
Minority interests               (3,819)   (2,325)     (724)     (936)     (635)     (686)     (571)     (881)
Equity in affiliates                (73)      (53)     (416)   (1,225)    1,764     2,167     1,454     2,642
                                -------   -------   -------   -------   -------   -------   -------   -------
Net income (loss)                  $773      $342   ($1,224)  ($1,924)  ($3,398)    ($984)  ($1,297)  ($4,260)
                                =======   =======   =======   =======   =======   =======   =======   =======
Earnings (loss) per share         $0.10     $0.04    ($0.17)   ($0.25)   ($0.46)   ($0.13)   ($0.18)   ($0.58)
                                =======   =======   =======   =======   =======   =======   =======   =======
Weighted average number
  of shares outstanding           7,310     7,534     7,373     7,400     7,371     7,371     7,369     7,369
                                =======   =======   =======   =======   =======   =======   =======   =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Furnished at end of this Report commencing on page F-1. Financial Statements of Tower Semiconductor Ltd. are included commencing at page F-22 in accordance with Rule 3-09(a) of Regulation S-X.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information relating to each director and nominee for director of the Company and the information relating to the Company's executive officers, appearing under the captions "Election of Directors -- Certain Information Regarding Directors and Executive Officers" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed on or before April 30, 1998 (the "1998 Proxy Statement") is hereby incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION

    The information relating to compensation of directors and executive officers appearing under the caption "Election of Directors -- Directors' Remuneration", "Election of Directors -- Employment Arrangements -- Executive Compensation" in the 1998 Proxy Statement is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information relating to security ownership appearing under the caption "Stock Ownership" in the 1998 Proxy Statement is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information relating to certain relationships and transactions appearing under the caption "Certain Transactions" in the 1998 Proxy Statement is hereby incorporated by reference.

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

    4.3 Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10K for the year ended December 31, 1995 (the "1995 10-K")).

  *10.1 Employment Agreement between the Registrant and George Morgenstern, dated as of January 1, 1997.

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

  *10.3   1991 Stock Option Plan (incorporated herein by reference to Exhibit
          10.4 to the 1992 Registration Statement).

  *10.4 1994 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the 1995 10-K).

  *10.5 1994 Stock Option Plan for Outside Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the 1995 10-K).

   10.6 1995 Stock Option Plan for Nonmanagement Employees (incorporated herein by reference to Exhibit 10.6 to the 1995 10-K).

   10.7 Lease Agreement between Tower Semiconductor Ltd. ("Tower") and the Israel Lands Administration (incorporated herein by reference to Exhibit 10.1 to Tower's Registration Statement on Form S-1 (File No. 33-83126) (the "First Tower Registration Statement")).

   10.8 Shareholders Agreement between National Semiconductor (IC) Ltd. and Tower Semiconductor Holdings 1993 Limited, dated as of February 28, 1993, as amended (incorporated herein by reference to Exhibit 10.3 to the First Tower Registration Statement).

   10.9 Amendment dated November 2, 1995 to the Shareholders Agreement listed above as Exhibit 10.8 (incorporated by reference to Exhibit 1.2 to Tower's Annual Report on Form 20-F for the year ended December 31, 1994 (the "Tower 1994 20-F")).

   10.10 Amendment dated June 12, 1995 to the Shareholders Agreement listed above as Exhibit 10.8 (incorporated by reference to Exhibit 10.3.2 to Tower's Registration Statement on Form F-1 (File No. 33-93434) (the "Second Tower Registration Statement")).

   10.11 Amendment dated as of September 22, 1995 to the Shareholders Agreement listed above as Exhibit 10.8. (incorporated herein by reference to the 1995 10-K).

   10.12 Amendment dated as of August 1, 1996 to the Shareholders Agreement listed above as Exhibit 10.8 (incorporated by reference to Exhibit 1.3 to Tower's Annual Report on Form 20-F for the year ended December 31, 1996 (the "Tower 1996 20-F")).

   10.13 Registration Rights Agreement among Tower, National Semiconductor (IC) Ltd., and Tower Semiconductor Holdings 1993 Limited, dated as of February 28, 1993 (incorporated herein by reference to Exhibit 10.4 to the First Tower Registration Statement).

   10.14 Technology Transfer Agreement between National Semiconductor Corporation and Tower, dated as of February 28, 1993 (incorporated herein by reference to Exhibit 10.6 to the First Tower Registration Statement).

   10.15 Shareholders Agreement among the Registrant, The Israel Corporation Ltd. and Tower Semiconductor Holdings 1993 Limited, dated as of February 28, 1993, as amended (incorporated herein by reference to Exhibit 10.8 to the First Tower Registration Statement).

   10.16 Mutual Services Agreement between Tower and National Semiconductor Corporation, dated July 1, 1994 (incorporated herein by reference to Exhibit 10.9 to the First Tower Registration Statement).

   10.17 Purchase Agreement, as amended, between Tower and Hewlett-Packard Company, dated January 16, 1994 (incorporated herein by reference to Exhibit 10.10 to the First Tower Registration Statement).

   10.18 Technology Transfer and License Agreement between Tower and Hewlett-Packard Company, dated February 22, 1994 (incorporated herein by reference to Exhibit 10.11 to the First Tower Registration Statement).

   10.19 Special Collective Agreement and Letter of Indemnity dated October 4, 1994 between Tower, the Histadrut and Mivtachim Social Institute of Employees Ltd. (incorporated herein by reference to Exhibit 10.12 to the First Tower Registration Statement).

   10.20 Contract Supply Agreement between Tower and Motorola, Inc., dated May 24, 1994, as amended (incorporated herein by reference to Exhibit
          10.13 to the First Tower Registration Statement).

   10.21 Certificate of Approval of the Investment Center of the Israel Ministry of Industry and Trade (incorporated herein by reference to Exhibit 10.14 to the First Tower Registration Statement).**

   10.22 Certificate of approval for the Investment Center of the Israel Ministry of Industry and Trade dated January 24, 1996.**

   10.23 Bank Loan and Credit Line Agreements among the Registrant, Bank Leumi Le-Israel B.M. and Bank Hapoalim B.V., as amended (incorporated herein by reference to Exhibit 10.15 to the First Tower Registration Statement).

  *10.24 Form of Tower Employee Share Purchase Plan Agreement (incorporated herein by reference to Exhibit 10.16 to the First Tower Registration Statement).

  *10.25 Employment Agreement between the Registrant and Sanford L. Kane, dated as of July 1, 1994 (incorporated herein by reference to Exhibit 10.18 to the First Tower Registration Statement).

  *10.26 Agreement dated April 10, 1995, between the Company and Sanford L. Kane (incorporated herein by reference to Exhibit 21.1 to the 1995 10-K).

  *10.27 Employment Agreement between Tower and Rafael Levin, dated February 25, 1993, as amended (incorporated herein by reference to Exhibit
          10.19 to the First Tower Registration Statement).

  *10.28 Employment Agreement between Tower and Yoav Nissan-Cohen, dated February 25, 1993, as amended (incorporated herein by reference to Exhibit 10.20 to the First Tower Registration Statement).

   10.29 Agreement between the Registrant and Tower dated January 18, 1994 (incorporated herein by reference to Exhibit 10.21 to the First Tower Registration Statement).

   10.30 Agreement between the Registrant and Tower, dated June 12, 1995 (incorporated herein by reference to Exhibit 10.22 to the Second Tower Registration Statement).

   10.31 Promissory Note dated July 1, 1996 of Geotek Communications, Inc. in the principal amount of $2,000,000 payable to Decision System Israel Ltd. (incorporated herein by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K"))

   10.32 Letter Agreement between Geotek Communications, Inc. and the Registrant dated February 26, 1998.

   10.33 Installment Promissory Note among the Registrant, Databit Inc., and Bank Leumi Trust Company dated February 9, 1998.

   10.34  Security Agreement between the Registrant and Bank Leumi Trust
          Company.

   10.35  Security Agreement between Databit Inc. and Bank Leumi Trust Company.

   10.36 Promissory Note between George Morgenstern and the Registrant, dated as of December 31, 1997.

   10.37 License Agreement between the Registrant and Lucent Technologies Inc. dated as of January 9, 1998 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 17, 1998).

   10.38 Bill of Sale dated as of January 9, 1998, by and from Lucent Technologies Inc. to the Registrant (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 17,
          1998).

   10.39 Settlement Agreement by and among the Registrant, Jeffrey A. Cummer, Dwayne A. Moyers and affiliates dated February 6, 1998 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 6, 1998).

   22.1   List of subsidiaries

   24.1   Consent of Deloitte & Touche LLP

   24.2   Consent of Igal Brightman & Co.

   27.1   Financial Data Schedule

----------

     * This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Company participate.

    **  Hebrew original, accompanied by English language translation or summary.


(b) FINANCIAL STATEMENT SCHEDULES.

    None.


(c) REPORTS ON FORM 8-K.

    The Company filed no reports on Form 8-K during the last three months of 1997.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on March 31, 1998.

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

    SIGNATURE                        TITLE                          DATE
    ---------                        -----                          ----
/s/ George Morgenstern
----------------------------   Chairman of the Board;            March 31, 1998
    George Morgenstern          President; Chief Executive
                                Officer; and Director

/s/ Robert L. Kuhn
----------------------------   Vice Chairman and Director        March 31, 1998
    Robert L. Kuhn


/s/ Samuel Fogel
----------------------------   Executive Vice President          March 31, 1998
    Samuel Fogel                and Director


/s/ Yacov Kaufman
----------------------------   Vice President, Chief             March 31, 1998
    Yacov Kaufman               Financial Officer (Principal
                                Financial Officer and
                                Principal Accounting Officer)


/s/ Harvey Eisenberger
----------------------------   Director                          March 31, 1998
    Harvey Eisenberger


/s/ Allen I. Schiff
----------------------------   Director                          March 31, 1998
    Allen I. Schiff


----------------------------   Director                          March 31, 1998
    Maxwell M. Rabb


/s/ Susan Malley
----------------------------   Director                          March 31, 1998
    Susan Malley


/s/ Sheldon Krause
----------------------------   Secretary and Director            March 31, 1998
    Sheldon Krause

                          DATA SYSTEMS & SOFTWARE INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF DATA SYSTEMS & SOFTWARE INC.:

Report of Deloitte & Touche LLP............................................. F-1

Report of Igal Brightman & Co. ............................................. F-2

Consolidated Balance Sheets as of December 31,
  1996 and December 31, 1997 ............................................... F-3

Consolidated Statements of Operations for the
  years ended December 31, 1995, December 31,
  1996 and December 31, 1997 ............................................... F-4

Consolidated Statement of Changes in Shareholders'
  Equity for the years ended December 31, 1995
  December 31, 1996 and December 31, 1997................................... F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, December 31, 1996 and December 31, 1997................ F-6

Notes to Consolidated Financial Statements ................................. F-7


FINANCIAL STATEMENTS OF TOWER SEMICONDUCTOR LTD.:

Auditors' Report  ......................................................... F-22

Balance Sheets as of December 31, 1997 and December 31, 1996  ............. F-23

Statements of Income for the years ended December 31, 1997,
  December 31, 1996 and December 31, 1995 ................................. F-24

Statement of Changes in Shareholders' Equity for the years
  ended December 31, 1997, December 31, 1996
  and December 31, 1995 ................................................... F-25

Statements of Cash Flows for the years ended December 31, 1997,
  December 31, 1996 and December 31, 1995 ................................. F-26

Notes to Financial Statements ............................................. F-27

                         REPORT OF INDEPENDENT AUDITORS
                  TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                          DATA SYSTEMS & SOFTWARE INC.

We have audited the accompanying consolidated balance sheet of Data Systems & Software Inc. ("the Company") and its subsidiaries as of December 31, 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 1997, and the results of their operations, changes in shareholders' equity and cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
New York, New York


March 30, 1998

                         REPORT OF INDEPENDENT AUDITORS
                 TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                          DATA SYSTEMS & SOFTWARE INC.

We have audited the accompanying consolidated balance sheet of Data Systems & Software Inc. ("the Company") and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 1996, and the results of their operations, changes in shareholders' equity and cash flows for the years ended December 31, 1995 and 1996, in conformity with accounting principles generally accepted in Israel and the United States. As applicable to these financial statementss, such accounting principles are substantially identical in all material respects.

IGAL BRIGHTMAN & CO.
Certified Public Accountants (Isr.)
Tel Aviv, Israel
March 31, 1997

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                             AS OF DECEMBER 31,
                                                           --------------------
                         ASSETS                              1996*       1997*
                                                           --------------------
Current assets:
   Cash and cash equivalents                               $ 2,464      $ 1,424
   Short-term interest bearing bank deposits                   398           73
   Marketable debt securities (Note 3)                       5,226        1,600
   Restricted cash (Note 10)                                 1,403        1,786
   Trade accounts receivable, net (Note 4)                   7,875        9,003
   Inventory (Note 5)                                          953          377
   Note receivable (Note 6)                                     --        2,248
   Other current assets (Note 7)                             1,740        1,446
                                                          --------      -------
      Total current assets                                  20,059       17,957
                                                          --------      -------
Investments (Notes 5 and 8)                                 68,372       70,695
                                                          --------      -------
Property and equipment, net (Note 9)                         2,279        2,181
                                                          --------      -------
Other assets:
   Capitalized software development costs, net  (Note 10)    5,229        4,630
   Intangible assets, primarily goodwill                       468          338
   Note receivable (Note 6)                                  2,083           --
   Other                                                     3,626        1,670
                                                          --------      -------
                                                            11,406        6,638
                                                          --------      -------
      Total assets                                        $102,116      $97,471
                                                          ========      =======

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt - banks and others (Note 11)             $1,962      $ 2,581
   Current maturities of long-term debt - banks
      and others (Note 12)                                     162        1,128
   Trade accounts payable                                    1,643        2,606
   Accrued payroll, payroll taxes and social benefits        2,140        2,464
   Other current liabilities                                   476        1,704
                                                          --------      -------
      Total current liabilities                              6,383       10,483
                                                          --------      -------
Long-term liabilities:
   Long-term debt - banks and others, net of
      current maturities (Note 12)                             331          248
   Other  (Note 13)                                            141          233
                                                          --------      -------
      Total long-term liabilities                              472          481
                                                          --------      -------
Commitments and contingencies (Note 14)
Minority interests                                          29,283       30,272
                                                          --------      -------
Shareholders' equity (Note 15):
   Common stock - $.01 par value per share:
      Authorized 20,000,000 shares;
      Issued - 7,708,540 shares at
      December 31, 1996 and 1997                                77           77
   Additional paid-in capital                               33,997       34,193
   Retained earnings                                        33,752       23,813
                                                          --------      -------
                                                            67,826       58,083
   Treasury stock, at cost - 339,362 shares
      at December 31, 1996 and 1997                         (1,848)      (1,848)
                                                          --------      -------
            Total shareholders' equity                      65,978       56,235
                                                          --------      -------
            Total liabilities and shareholders' equity    $102,116      $97,471
                                                          ========      =======

* Reflects the balances of Tower Semiconductor Ltd. ("Tower") on the equity method.

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)

                                                   YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1995        1996       1997*
                                               -------------------------------
Sales:
   Products                                    $110,116    $113,235   $ 19,950
   Services                                      19,707      18,520     20,046
                                               --------    --------   --------
                                                129,823     131,755     39,996
                                               --------    --------   --------
Cost of sales:
   Products                                      76,181      87,706     16,744
   Services                                      14,658      14,388     15,693
                                               --------    --------   --------
                                                 90,839     102,094     32,437
                                               ========    ========   ========
      Gross profit                               38,984      29,661      7,559

Research and development expenses, net            2,648       5,059      1,003
Selling, general and administrative expenses     15,926      18,635     18,859
                                               --------    --------   --------

      Operating income (loss)                    20,410       5,967    (12,303)

Interest income                                   5,188       5,321        478
Interest expenses                                (2,434)     (2,218)      (225)
Gain on changes in ownership interests
   in subsidiaries (Note 17)                     26,339           -          -
Other income (expenses), net                          5         609       (111)
                                               --------    --------   --------

      Income (loss) before income taxes          49,508       9,679    (12,161)

Income taxes (Note 18)                            4,837       2,141      3,032
                                               --------    --------   --------

      Income (loss) after income taxes           44,671       7,538    (15,193)

Minority interests                              (25,352)     (7,804)    (2,773)
Equity (loss) in affiliates                        (169)     (1,767)     8,027
                                               --------    --------   --------

      Net income (loss)                         $19,150     ($2,033)   ($9,939)
                                               ========    ========   ========

Basic net income (loss) per share                 $2.73      ($0.28)    ($1.35)
                                               ========    ========   ========

Weighted average number of shares
   outstanding (in thousands)                     7,026       7,369      7,369
                                               ========    ========   ========

Diluted net income (loss) per share               $2.62      ($0.28)    ($1.35)
                                               ========    ========   ========

Weighted average number of shares
   outstanding and common share
   equivalents (in thousands)                     7,307       7,369      7,369
                                               ========    ========   ========

* The statement of operations for the year ended December 31, 1997 reflects the results of Tower on the equity method, while the statements of operations for the year ended December 31, 1995 and December 31, 1996 reflect the results of Tower on a fully consolidated basis.

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (dollars in thousands)

                           THOUSANDS        ADDITIONAL
                              OF     COMMON   PAID-IN   TREASURY  RETAINED
                            SHARES    STOCK   CAPITAL     STOCK   EARNINGS   TOTAL
                           --------  ------   -------   --------  --------  -------
Balances, January 1, 1995     7,130     $71   $30,372     ($567)   $16,635  $46,511

Purchase of treasury stock       --      --        --    (1,281)       --    (1,281)

Issuance of common stock
   relating to business
   acquisitions                 129       1     1,133        --        --     1,134

Common stock issued upon
   exercise of options
   and warrants, net            331       3     2,237        --        --     2,240

Net income                       --      --        --        --     19,150   19,150
                              -----   -----   -------   -------    -------  -------


Balances, December 31, 1995   7,591      75    33,742    (1,848)    35,785   67,754

Common stock issued in
   restricted stock award       100       1       587        --         --      588

Unamortized restricted stock
   award compensation            --      --      (437)       --         --     (437)

Common stock issued upon
   exercise of options           18       1       105        --         --      106

Net loss                         --      --        --        --     (2,033)  (2,033)
                              -----   -----   -------   -------    -------  -------

Balances, December 31, 1996   7,709      77    33,997    (1,848)    33,752   65,978

Amortization of restricted
   stock award compensation      --      --       196        --         --      196

Net loss                         --      --        --        --     (9,939)  (9,939)
                              -----   -----   -------   -------    -------  -------

Balances, December 31, 1997   7,709     $77   $34,193   ($1,848)   $23,813  $56,235
                              =====   =====   =======   =======    =======  =======

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                        YEAR ENDED DECEMBER 31,
                                                     ----------------------------
                                                        1995      1996      1997
                                                     ----------------------------
Cash flows from operating activities:
   Net income (loss)                                  $19,150   ($2,033)  ($9,939)
   Adjustments to reconcile net income
      (loss) to net cash provided by operating
      activities-- see Schedule A                      15,097    17,087       477
                                                      -------   -------   -------
         Net cash provided by (used in)
           operating activities                        34,247    15,054    (9,462)
                                                      -------   -------   -------
Cash flows (used in) provided by investing activities:
   Short-term and long-term bank deposits, net        (22,712)     (403)      363
   Restricted cash, net                                    --        --      (330)
   Investment in marketable securities               (232,184) (194,798)  (33,122)
   Proceeds from realization of marketable securities 200,089   243,257    37,102
   Acquisitions of property and equipment             (51,381)  (51,728)     (862)
   Proceeds from sale of property and equipment            39       229        53
   Proceeds from sale of shares in a
      non-affiliated company                               --        80        --
   Investments in capitalized software
      development costs, net                           (2,408)   (1,965)     (380)
   Investments in other assets                         (1,028)      (36)    4,291
   Loans to affiliates                                   (266)   (2,785)        -
   Net effect of change in reporting from
      consolidation to equity method-- see Schedule B      --   (11,459)      102
   Net cash acquired (transferred) on
      purchase (sale) of subsidiaries                     272      (130)       --
                                                      -------   -------   -------
        Net cash (used in) provided by
          investing activities                       (109,579)  (19,738)    7,217
                                                      -------   -------   -------
Cash flows provided by (used in) financing activities:
   Net proceeds from public offering of
      securities and exercise of option
      warrants of subsidiary                           88,068        --      (211)
   Proceeds from issuance of common stock, net          2,240       106        --
   Minority interest portion of subsidiary
      dividend distribution                                --   (14,931)       --
   Purchase of treasury stock                          (1,338)       --        --
   Short-term debt, net                                 2,567    (1,625)      566
   Proceeds from long-term debt                         6,514       230     1,359
   Repayments of long-term debt                        (7,887)     (341)     (509)
   Liability in respect of customer advances            4,500        --        --
   Repayment of liability in respect of
      customer advances                                    --    (2,250)       --
                                                      -------   -------   -------
        Net cash provided by (used in)
          financing activities                         94,664   (18,811)    1,205
                                                      -------   -------   -------
Net increase (decrease) in cash and cash equivalents   19,332   (23,495)   (1,040)

Cash and cash equivalents at beginning of year          6,627    25,959     2,464
                                                      -------   -------   -------
Cash and cash equivalents at end of year              $25,959    $2,464    $1,424
                                                      =======   =======   =======
Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                           $911      $829      $183
                                                      =======   =======   =======
      Income taxes                                     $3,422    $2,360      $773
                                                      =======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
               SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                        YEAR ENDED DECEMBER 31,
                                                     ----------------------------
                                                       1995      1996       1997
                                                     -------   --------   -------
A.  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depreciation and amortization                $8,880   $16,829    $ 1,479
         Gain on changes in ownership interests
           in subsidiaries                           (26,339)       --         --
         Gain on sale of affiliate                        --    (1,710)        --
         Minority interests                           25,352     7,804        989
         Write-down of capitalized software
            development costs                            183       583      1,711
         Earnings on marketable debt securities       (3,775)   (3,330)      (107)
         Deferred income taxes                         2,421     1,715      2,507
         Increase in liability for severance pay         492       176        120
         (Equity) loss in affiliates                     169     1,767     (8,027)
         (Gain) loss on sale of property, plant
            and equipment, net                            91        55        (15)
         Other                                            71      (276)      (152)
         (Increase) decrease in accounts
            receivable and other current assets      (22,789)    7,757     (1,327)
         (Increase) decrease in inventory             (3,553)   (2,461)       424
         Decrease (increase) in long-term receivables    324      (163)      (165)
         Increase (decrease) in accounts payable
            and other current liabilities             16,767   (10,219)     3,040
         Increase (decrease) in liability in
            respect of customer advances, net         16,803    (1,440)        --
                                                     -------   -------    -------
                                                     $15,097   $17,087       $477
                                                     =======   =======    =======

B.  Net effect of change in reporting from
      consolidation to equity method - see Note 2:
          Working capital, net of cash                   --    $68,217       ($18)
          Investment recorded                            --    (65,884)     1,157
          Property and equipment                         --    104,582         --
          Other assets                                   --        120     (1,037)
          Other liabilities                              --    (25,256)        --
          Minority interests                             --    (93,238)        --
                                                    -------    -------    -------

                                                         --   ($11,459)      $102
                                                    =======    =======    =======

C.  Non - cash activities:
      Issuance of common stock related
       to business acquisitions                     $ 1,134    $    --        --
                                                    =======    =======    ======
      Notes received upon sale of subsidiary        $    --    $   589        --
                                                    =======    =======    ======
      Note received upon sale of affiliate          $    --    $ 2,000        --
                                                    =======    =======    ======

The accompanying notes are an integral part of these consolidated financial statements.

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

The industries in which the Company operates are characterized by rapid technological development. Accordingly, the ability to anticipate changes in technology and to develop and introduce new and enhanced products incorporating new technologies on a timely basis are significant factors in the ability to grow and remain competitive. Furthermore, substantial expenditures are required for research and development ("R&D") and for new product introduction.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries. Material intercompany balances and transactions have been eliminated. The Company's principal subsidiaries are as follows:

                                                  Effective percentage ownership
                Name of subsidiary                      as of December 31,
                ------------------                      1996          1997
                                                       --------     --------
Tower Semiconductor Holdings 1993 Ltd. ("Holdings")      60.0%        60.0%
Tower                                                    24.6%        24.6%
Decision Systems Israel Ltd. ("DSI")                     79.6%        76.3%
International Data Operations, Inc.                     100.0%       100.0%
Databit Inc.                                            100.0%       100.0%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and demand deposits in banks and short-term investments (primarily time deposits and certificates of deposit) with original maturities of three months or less.

INVESTMENTS IN SECURITIES

Marketable debt securities which the Company has the positive intent and ability to hold to maturity are reflected at amortized cost, which approximates market value. Non-current equity investments in which the Company does not have significant influence are carried at cost.

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

GOODWILL

Goodwill, included with other assets, represents the excess of cost over the net carrying value of assets of subsidiaries acquired in purchase transactions. Goodwill is amortized based on the straight-line method over periods ranging from five to fifteen years. Management reviews goodwill (as well as property and equipment and other long-lived assets) on a periodic basis to determine whether events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Amortization expense related to goodwill amounted to $409, $221 and $288 during the years ended December 31, 1995, 1996 and 1997, respectively.

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

RESEARCH AND DEVELOPMENT EXPENSES

("R&D") costs not qualifying for capitalization as software development costs, net of related participations, are charged to operations as incurred.

STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25. In accordance therewith, the Company records compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date, as well as for the fair value of restricted shares issued to employees. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. See Note 15 for pro forma disclosures required in accordance with SFAS No. 123.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is based on specific identification of accounts considered to be doubtful of collection. The allowance for doubtful accounts amounted to $540 and $438, at December 31, 1996 and 1997, respectively. Bad debt expense was $288, $95 and $8 for the years ended December 31, 1995, 1996 and 1997, respectively.

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

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. No provision has been recorded for taxes which might be owed on disposition of the Company's investments or on distribution to the Company of their earnings, since the Company intends to reinvest earnings indefinitely.

LONG-LIVED ASSETS

The Financial Accounting Standards Board (the "FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that they be segregated and stated at the lower of the expected net realizable value or cost. The carrying value of long-lived assets is periodically reviewed to determine whether impairment exists. The review is based on comparing the carrying amount of the assets to the undiscounted estimated cash flows over the remaining useful lives. No impairment is indicated as of December 31, 1997. The Company has adopted this statement and the impact has not been significant.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings per Share" (the "Statement"). The Statement establishes standards for computing and presenting net income (loss) per share and applies to entities with publicly held common stock or potential stock such as employee stock options. The Statement replaces the presentation of primary net income (loss) per share with a presentation of basic net income (loss) per share and also requires, among other things, dual presentation of basic and diluted net income (loss) per share for all entities with complex capital structures. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for each period presented. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted number of shares outstanding plus the dilutive potential of common shares which will result from the exercise of stock options. Prior periods have been restated to reflect the requirements of the new statement.

The following is a reconciliation of the weighted average shares used in the computation of basic and dilutive net income (loss) per share: (000's)

                                                 1995        1996        1997
                                               --------    --------    --------
Weighted average common shares
   outstanding used for basic
   net income (loss) per share                    7,026       7,340       7,369
Dilutive stock options                              281          --          --
                                               --------    --------    --------
Weighted average common shares
   outstanding used for dilutive
   net income (loss) per share                    7,307       7,340       7,369
                                               ========    ========    ========

No stock options were included in the computations for 1996 and 1997, as doing so would have been a anti-dilutive of the per-share amounts for those years. The number of stock options and warrants that could potentially dilute basic net income (loss) per share in the future that were not included in the table above in years ended December 31, 1995, 1996 and 1997 were 1,940, 2,022 and 1,911, respectively.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and believes that such effect would be insignificant.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" SFAS 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company uses data at the subsidiary level to manage the operations and the Company will expand its current footnote disclosure to meet this criteria.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosure about Pension and Other Post-retirement Benefits". SFAS 132 revises and standardizes employers' disclosures regarding pension and other post-retirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and believes that it is already in compliance with this disclosure.

NOTE 2 - INVESTMENT IN TOWER

Since acquiring Tower, a manufacturer of semiconductor products, DSSI maintained voting control of more than 50% of its shares, through Holdings. Tower's shares are traded on the Nasdaq National Market. Although the Company has retained effective control of Tower, as of the end of 1996 the Company no longer maintained voting control of Tower and, therefore, ceased to consolidate Tower's balance sheet as of December 31, 1996. As the Company's individual assets and liabilities at December 31, 1996 and the consolidated statements of income for the year ended December 31, 1997 do not include amounts related to Tower, the Company's 1996 and 1997 income statements are not directly comparable. The consolidated statements of operations reflect Tower's revenues and expenses on a full-year basis for the years ended December 31, 1995 and 1996. See Note 8 for summary financial information of Tower.

NOTE 3 - MARKETABLE DEBT SECURITIES

Marketable debt securities consist primarily of United States Treasury Bills at yields to maturity ranging from 4.9% to 5.1% (1996 - 4.6% to 4.9%) and maturing in January, 1998, such amount approximates market value.

NOTE 4 - PRINCIPAL CUSTOMERS

Sales to and receivables from principal customers for the respective periods were as follows:

                                                                  Accounts
                            Consolidated sales                 receivable as of
                          Year ended December 31,                December 31,
              ---------------------------------------------    ----------------
                   1995            1996           1997          1996     1997
              -------------   -------------   -------------    -------  -------
Customer A    $57,427 44.2%   $65,599 49.8%     --(*)  --         --(*)     --
Customer B     19,725 15.2      9,716  7.4      --(*)  --         --(*)     --
Customer C        535  0.4      1,541  1.2    $4,617  11.5%     $  402   $  946
Customer D        462  0.4      3,410  2.6     4,273  10.7       1,193      744
              ------- ----    ------- ----    ------  ----     -------  -------
              $78,149 60.2%   $80,266 61.0%   $8,890  22.2%     $1,595   $1,690
              ======= ====    ======= ====    ======  ====     =======  =======

(*) See Note 2.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

NOTE 5 - INVENTORY

                                                              As of December 31,
Inventory consists of the following:                            1996      1997
                                                               ------    ------
           Work in process                                        $14       $33
           Finished goods and merchandise                         939       344
                                                               ------    ------
                                                                 $953      $377
                                                               ======    ======
NOTE 6 - NOTE RECEIVABLE

Effective July 1996, the Company sold its 50% interest in an affiliate in consideration for a $2,000 unsecured note. The note bears interest at an annual rate of 8.25% and is payable on or before July 1, 1998. The Company recorded a gain of approximately $1,700 on the transaction in 1996. In February 1998, the note was modified to make it convertible into freely tradeable common stock of the maker of the note.

NOTE 7 - OTHER CURRENT ASSETS

                                                              As of December 31,
Other current assets consist of the following:                  1996      1997
                                                               -------   -------
      Israeli government - other                                   $40       $20
      Foreign income tax receivable (Israel)                       515       347
      Other                                                      1,185     1,079
                                                              --------   -------
                                                                $1,740     1,446
                                                              ========   =======

NOTE 8 - INVESTMENTS

(a) Composition                                               As of December 31,
       Investments consist of the following:                    1996      1997
                                                              --------  --------
       Investment in Tower (see (b) below)                     $65,884   $68,630
       Other investments (see (c) below)                         2,488     2,065
                                                              --------  --------
                                                               $68,372   $70,695
                                                              ========  ========
       Minority interests in investments                       $29,283   $30,272
                                                              ========  ========


(b) Investment in Tower                                       As of December 31,
       Set forth below is condensed financial                   1996      1997
          information of Tower                                --------  --------
             Current assets                                   $110,403  $115,738
             Property and equipment                            106,047    99,216
             Other assets                                          120         -
             Current liabilities                                30,727    24,813
             Long-term debt                                     12,064    12,117
             Other long-term liabilities                        13,194    13,753
             Shareholders' equity                              160,585   166,881


                                                     Year ended December 31,
                                                  1995        1996        1997
                                               ---------   ---------   ---------
             Sales                               $99,621     $97,885    $125,917
             Operating income                     23,468       9,652      20,140
             Net income                           20,439      10,014      19,171

In November 1996, Tower paid a dividend of $19,808 ($1.50 per share) and in October 1997 a dividend of $13,235 ($1.00 per share). The market value of the Company's investment in Tower as of December 31, 1997 was approximately $32,500.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

(c) Other Investments

In 1995, the Company established CybrCard LP, a limited partnership engaged in the development and production of sports-related CD-ROMs, in which the Company owned a 50% interest. Through December 31, 1996, the Company invested in CybrCard approximately $2,800 in the form of loans and advances, reduced by approximately $1,600 representing the Company's share of CybrCard's losses. Subsequent to December 31, 1996, the Company purchased the remaining 50% interest in CybrCard, and, accordingly, CybrCard is consolidated by the Company in 1997.

The Company, together with other investors, established a venture capital fund, Mofet Israel Technology Fund. The Company owns approximately 4% of the equity of the Fund and 50% of the Fund's management company. The Company's investment in the Fund, which is accounted for on the cost method, amounted to $767 and $1,300 at December 31, 1996 and 1997, respectively. Its investment in the management company, which is accounted for on the equity method, amounted to $0 and $295 at December 31, 1996 and 1997, respectively.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                  Estimated
                                                 useful life  As of December 31,
                                                  (in years)    1996      1997
       Cost:                                      ---------   -------   -------
          Computer equipment                         3-5       $2,616    $1,963
          Office furniture and equipment             4-10         464     1,841
          Motor vehicles                              7         1,195     1,107
          Leasehold improvements                Term of Lease     184       197
                                                              -------   -------
                                                                4,459     5,108
                                                              -------   -------
       Accumulated depreciation and amortization:
          Computer equipment                                    1,456     1,375
          Office furniture and equipment                          227       478
          Motor vehicles                                          381       952
          Leasehold improvements                                  116       122
                                                              -------   -------
                                                                2,180     2,927
                                                              -------   -------
             Property and equipment, net                       $2,279    $2,181
                                                              =======   =======

Depreciation and amortization in respect of property and equipment amounted to $8,471, $16,019 and $886 for 1995, 1996 and 1997, respectively.

NOTE 10 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Capitalized software development costs consist of the following:

                                                              As of December 31,
                                                                1996     1997
                                                               ------   -------
     Capitalized software developments costs                   $7,480    $9,252
     Less:  Israeli government grants                            (541)     (541)
            Customer participation in pilot-site costs           (366)     (386)
            Accumulated amortization                             (606)   (1,246)
            Write-down to net realizable value                   (738)   (2,449)
                                                               ------   -------
                                                               $5,229    $4,630
                                                               ======   =======

Based on management's determination that certain capitalized software costs exceeded their net realizable value, capitalized software costs relating to certain sub-systems in development projects were written-down and included in cost of sales for capitalized software that is being amortized and research and development expenses for capitalized software that is not yet available for general release to customers and has not yet recorded revenues. Writedowns to the net realizable value of the capitalized software costs amounted to $155, $583 and $1,711 for the years ended December 31, 1995, 1996 and 1997, respectively. Amortization of capitalzed software amounted to $25, $581 and $305 during the years ended December 31, 1995, 1996 and 1997, respectively.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

NOTE 11 - SHORT-TERM DEBT-BANKS AND OTHERS

Included with short-term debt is $1,456 received from foreign investors (December 31, 1996 - $1,403) intended for financing future projects of the Company. In January 1998 this amount was repaid. The debt was secured by a bank deposit which bears interest at approximately 4% per annum. The deposit has been classified as restricted cash. In 1997, the Company undertook a direct guarantee, by means of a deposit, of $330 of certain bank commitments arising out of the operating activities of an Israeli affiliate. The deposit has been classified as restricted cash. All lines of credit with Israeli banks were being fully utilized as of December 31, 1997.

NOTE 12 - LONG-TERM DEBT- BANK AND OTHER

Composition                                                   As of December 31,
                                                                1996     1997
                                                              -------   ------
     Debt to Israeli banks, bearing
       interest at 5%-8% per annum                               $493   $1,376
     Less - current maturities                                    162    1,128
                                                              -------   ------
                                                              $   331   $  248
                                                              =======   ======

    Certain assets in Israel have been pledged as collateral for long-term and short-term bank debt amounting to approximately $1,000 and for guarantees. Interest expense on short-term and long-term bank debt for 1995, 1996 and 1997 amounted to $1,011, $734 and $183, respectively.

NOTE 13 - OTHER LONG-TERM LIABILITIES

Other long-term liabilities include unfunded severance pay obligations of $116 and $233 as of December 31, 1996 and 1997, respectively, after deducting fund balances maintained in the Company's name for the sole purpose of making severance payments. Israeli law and labor agreements determine the obligations of the subsidiaries in Israel to make severance and pension payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. The amounts so funded are not reflected on the balance sheet, since they are not under the control and management of these subsidiaries, but are controlled by the funds and insurance companies. The pension plans are multi-employer and independent of the Company. Therefore, no information is available regarding their present value and the net assets available for benefits. Pension and severance pay costs for 1995, 1996 and 1997 were approximately $2,173, $2,236 and $591, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

(a) Leases Of Property And Equipment

Rental and leasing expenses for 1995, 1996 and 1997 amounted to $554, $625 and $777, respectively. Future minimum lease payments on non-cancelable operating leases as of December 31, 1997 are as follows:

         Year ending December 31,
           1998                            967
           1999                            977
           2000                            885
           2001                            361
                                        ------
                                        $3,190
                                        ======
(b) Guarantees

The Company has provided bank guarantees of approximately $1,284 as security for payment of obligations of affiliates and other companies.

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

(d) Legal Actions

The Company is a plaintiff in an action against a former officer who resigned in April 1995, alleging destruction and misappropriation of property and data owned by the Company. The employee has filed a counterclaim against the Company, alleging breach by the Company of its employment and resignation agreements with the employee and seeking compensatory damages of $750 and punitive damages of $25,000. The Company is pursuing its claims against the employee and is vigorously defending against his counterclaims. The Company accrued the full amount of severance payable under the resignation agreement at the time of such employee's resignation. Based on the opinion of legal counsel handling the matter, the Company believes it is unlikely to incur additional material liability in connection with the counterclaim.

Between June and September 1996, several suits were filed in the United States on behalf of a purported class of Tower's shareholders who purchased or otherwise acquired Tower's ordinary shares between May 25, 1995 and June 10, 1996, against Tower, its Co-Chief Executive Officers, its Chairman of the Board of Directors and the Company. The actions have been consolidated in the United States District Court for the District of New Jersey. The consolidated complaint filed in the actions alleges that the defendants made misstatements and omissions regarding, among other things (i) the relationship between Tower and a major customer and (ii) Tower's process development efforts in connection therewith, in violation of certain U.S. Federal securities laws. Tower has indemnified the defendants, up to the limits permitted by the Israel Companies Ordinance, from any liability arising out of the actions. Tower maintains insurance policies that, under certain conditions, cover actions of this type up to an aggregate amount of $20,000. The Company is unable to determine at this time with any certainty the ultimate outcome of the aforementioned matter or its effect if any, on the Company's financial condition, operating results and business. However, the Company believes it has meritorious defenses and is defending the actions vigorously.

(e) Employee Retirement Savings Plan (401K)

The Company sponsors a tax deferred retirement savings plan (401K) which permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. The 401(K) Plan also provides for discretionary Company contributions. No discretionary contributions were made for the years ended December 31, 1995, 1996 and 1997.

NOTE 15 - SHAREHOLDERS' EQUITY

(a) Stock Option Plans

The Company's stock option plans provide for the granting to officers, directors and other key employees of options to purchase shares of common stock at not less than 85% of market value on the date of grant. The purchase price must be paid in cash. To date, the Company has issued options under the plans at market value. All options expire within five to ten years from the date of the grant. The options generally vest over a one to three year period from the date of grant of the option. The authorized number of options is 2,000,000 and the number remaining available for issuance is 247,358.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

A summary of the status of the Company's option plans as of December 31, 1995, 1996 and 1997, as well as changes during each of the years then ended, is presented below:

                           1995                  1996                 1997
                     ------------------  -------------------  -------------------
                               Weighted             Weighted             Weighted
                               average              average              average
                     Number of exercise   Number of exercise   Number of exercise
                      options   price      options   price      options   price
                     --------- --------   --------- --------   --------- --------
                    (in shares)          (in shares)          (in shares)
Outstanding at
  beginning of year    970,500  $6.65     1,361,567   $6.70    1,423,492  $6.60
Granted                559,400  $6.73       226,500   $5.90       53,500  $5.82
Exercised              (65,833) $4.59       (17,875)  $5.89            -      -
Forfeited             (102,500) $6.77      (146,700)  $6.38      (20,925) $6.38
                     ---------            ---------            ---------
Outstanding at
  end of year        1,361,567  $6.70     1,423,492   $6.60    1,456,067  $6.57
                     =========            =========            =========
Exercisable at
  end of year          407,241  $6.57       826,601   $6.61    1,162,816  $6.66
                     =========            =========            =========

                                                    Exercisable as of
      Outstanding as of December 31, 1997           December 31, 1997
----------------------------------------------    ----------------------
                           Weighted
                           average    Weighted                 Weighted
 Range of                 remaining   average                  average
 exercise      Number    contractual  exercise      Number     exercise
  prices    outstanding     life       price      exercisable   price
----------  -----------  ----------  ---------    -----------  ---------
            (in shares)  (in years)               (in shares)
            -----------  ----------               -----------
$4.75-$5.88     277,500     6.4        $5.69         121,583     $5.60
 6.06- 7.88   1,148,567     4.9        $6.66       1,021,233     $6.70
   11.13         30,000     7.8       $11.13          20,000    $11.13
            -----------                           -----------
              1,456,067                $6.57       1,162,816     $6.65
            ===========                           ===========

The weighted average grant-date fair value of the 226,500 and 53,500 options granted during 1996 and 1997 amounted to $3.56 and $5.24 per option, respectively. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

                                    1995        1996           1997
                                    ----        ----           ----
Risk-free interest rate             6.70%       6.30%          6.00%
Expected life of options            3.4 years   5.9 years      5.9 years
Expected annual volatility           59%         59%            47%
Expected dividend yield             none        none           none

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

Had compensation cost for the Company's option plans been determined based on fair value at the grant dates for awards made in 1996 and 1997 under such plans in accordance with SFAS No. 123, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

                                          Year ended December 31,
                                       1995       1996         1997
                                       ----       ----         ----

Net income (loss) - as reported       $19,150     ($2,033)   ($9,939)
                                      =======     =======   ========

Pro forma net income (loss)           $18,498     ($2,980)  ($10,061)
                                      =======     =======   ========

Basic net income (loss) per share-
    as reported                        $2.73      ($0.28)     ($1.35)
                                      =======     =======   ========

Pro forma net income (loss) per share  $2.53      ($0.41)     ($1.37)
                                      =======     =======   ========

Diluted net income (loss) per share-
     as reported                       $2.62      ($0.28)     ($1.35)
                                      =======     =======   ========

Pro forma diluted net income (loss)
     per share                         $2.63      ($0.28)     ($1.35)
                                      =======     =======   ========

The pro forma information in the above table also gives effect to the application of SFAS No. 123 on the share option plans of the Company's subsidiaries.

(b) Warrants

The Company has from time to time issued warrants primarily as compensation to underwriters in connection with public stock offerings and to investors as part of a private placement by the Company of common stock and warrants. All warrants issued to date have been at exercise prices equal to or greater than market value on the date of issuance. The effect of warrant issuance on the Company's results of operations for all years presented is immaterial. A summary of warrant activity follows:

                          1995                  1996                 1997
                    ------------------  -------------------  -------------------
                              Weighted             Weighted             Weighted
                              average              average              average
                    Number of exercise   Number of exercise   Number of exercise
                     options   price      options   price      options   price
                    --------- --------   --------- --------   --------- --------
                   (in shares)          (in shares)          (in shares)

Outstanding at
  beginning of year   591,284   $8.97     433,825   $9.06     433,825    $9.06
Granted               100,000   $6.34       --       --            --
Exercised            (257,459)  $7.80       --       --            --
Forfeited                  --      --       --       --      (236,325)   $8.13
                    ---------           ---------           ---------
Outstanding at
  end of year         433,825   $9.06     433,825   $9.06     197,500   $10.18
                    =========           =========           =========
(c) Stock Award

In March 1996, the Company granted 100,000 shares of common stock to its Chief Executive Officer. The shares vest over a three-year period. Deferred compensation in the aggregate amount of $587 was recorded against additional paid-in capital at the date of grant, of which $150 and $196 was amortized to compensation expense during 1996 and 1997, respectively.

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

NOTE 17 - RELATED PARTY BALANCES AND TRANSACTIONS

Other assets include a non-interest bearing loan of $277 and $357, at December 31, 1996 and 1997, respectively, made to an executive officer of the Company. In addition, the Company approved a loan of up to $650, bearing interest at an annual rate of 7%, to its Chief Executive Officer. The balance of this loan as of December 31, 1997 was approximately $650. Such loan is repayable in installments over a period of five years. The Company paid consulting and other fees to directors of $82, $85 and $45 for the years ended December 31, 1995, 1996 and 1997, respectively. Sales for the years ended December 31, 1995, 1996 include $1,160, and $102, respectively, to an affiliate. No sales to affiliates were made in 1997. Approximately $152 and $66, received from affiliates for expense reimbursement during the years ended December 31, 1995 and 1997, respectively, was reflected as a reduction of selling, general and administrative expenses. No amount was received in 1996. The Company paid legal fees for services rendered and out-of-pocket disbursements to a firm in which a related party is a principal, of approximately $535, $450 and $401 for the years ended December 31, 1995, 1996 and 1997, respectively. Approximately $10 and $117, included in other current liabilities, was owed to this firm as of December 31, 1996 and 1997, respectively.

NOTE 18 - GAIN ON CHANGES IN OWNERSHIP INTERESTS IN SUBSIDIARIES

Tower conducted a public offering in July 1995, which resulted in a decrease in the Company's effective interest in Tower to 24.6%. As a result of the offerings, the Company recognized a gain on changes in ownership interests in subsidiaries of $26,339 in 1995.

Detailed information of the stock offering is as follows:

                                                                  July
                                                                  1995
                                                                -------
    Number of shares issued (in thousands)                        3,205
    Price per share                                             $ 29.00
    Total net proceeds of offering                              $88,068
    Company's effective ownership interest before transaction      32.5%
    Company's effective ownership interest after transaction       24.6%

No deferred taxes were recorded in respect of the gains, as the Company's investment in Tower is essentially permanent in duration (see Note 18).

                    DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                    (dollars in thousands, except per share data)

NOTE 19 - INCOME TAXES

(a) Composition

Income taxes consist of the following:                  Year ended December 31,
                                                        1995     1996     1997
      Current:                                         ------   ------   ------
       Federal                                         $  --    $    8   $   (4)
       State and local                                     14      --       161
       Foreign                                          2,402      418      716
                                                       ------   ------   ------
                                                        2,416      426      873
      Deferred:                                        ------   ------   ------
       Federal                                           (491)    (677)   1,853
       State and local                                     18     (187)     218
       Foreign                                          2,894    2,579       88
                                                       ------   ------   ------
                                                        2,421    1,715    2,159
                                                       ------   ------   ------
                                                       $4,837   $2,141   $3,032
                                                       ======   ======   ======
(b) Effective Income Tax Rates

Set forth below is a reconciliation between the Federal tax rate and the Company's effective income tax rates:

                                                         Year ended December 31,
                                                          1995    1996     1997
                                                         ------  ------   ------
Statutory Federal rates                                    34%     34%      34%
Increase (decrease) in income tax rate
    resulting from:
  Tax exempt gain from public offering of
    subsidiary                                            (18)      --      --
  Israeli operations - net impact of
    Israeli statutory rate and special
      deduction                                            (9)     (12)     (3)
  Non-deductible expenses                                   2        2      (1)
  State and local income taxes - net                        1       (4)      9
  Net operating loss carryforward                          (2)      (1)     --
  Other                                                     1        2      (5)
  Increase in valuation allowance                           1        1     (67)
                                                         ----    -----    ----
    Effective income tax rates                             10%      22%    (33%)
                                                         ====    =====    ====

(c) Analysis Of Deferred Tax Assets (Liabilities)

Deferred tax assets (liabilities) consist of the following:

                                                             As of December 31,
                                                               1996     1997
                                                             --------  -------
Accelerated depreciation for tax purposes                     $  (72)  $  (50)
Intangible asset basis differences                              (187)     (93)
Nondeductible accrued expenses                                  (653)    (661)
Net operating and capital loss carryforwards                   3,906    7,951
Foreign tax credit carryforwards                                 242      242
                                                             -------   ------
                                                               3,236    7,389
Valuation allowance                                             (598)  (6,910)
                                                             -------   ------
Net deferred tax asset (liability)                            $2,638     $479
                                                             =======   ======

The valuation allowance relates principally to net operating loss and capital loss carryforwards and Federal foreign tax credit carryforwards. Due to the history of losses in the Company's United States operations, a valuation allowance has been established against all deferred tax assets relating to such items.

As of December 31, 1997, deferred tax assets of $279 are classified as other current assets (1996 - $205) and $200 as other assets (1996 - $2,433).

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

(d) Summary Of Tax Loss And Credit Carryforwards

As of December 31, 1997, the Company had various tax loss and credit carryforwards which expire as follows:

                                                                     Federal
                                          Net Operating Loss         foreign
               Expiration             Federal    State    Foreign   tax credit
              ------------            -------   -------   -------   ----------
               1999                                $317
               2000                               1,078
               2001                               1,178                 $241
               2002 - 2003                        1,070
               2008 - 2009             $2,758
               2010 - 2011              2,841     1,058
               2012 - 2013              7,527    10,330
               Unlimited                                   $4,994
                                      -------    ------   -------   ----------
                  Total               $13,126   $15,031    $4,994       $241
                                      =======    ======   =======   ==========

(e) Composition Of Income Before Income Taxes

Composition of income before income taxes is as follows:

                                                     Year ended December 31,
                                                 ------------------------------
    Income (loss) before income taxes:             1995       1996       1997
                                                 --------   --------   --------
    Domestic                                     $(1,950)   $(4,128)   $(11,206)
    Foreign                                       51,458     13,807        (955)
                                                 -------    -------    --------
                                                 $49,508     $9,679    $(12,161)
                                                 =======    =======    ========
(f) Other

As of December 31, 1996 and 1997, the aggregate unrecognized deferred tax liability related to investments in foreign subsidiaries that are essentially permanent in duration amounted to approximately $8,000 and $933, respectively.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

NOTE 20 - SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The data for each business segment is presented according to geographical location of the operating facilities. General corporate expenses are included with selling, general and administrative expenses in the statements of operations.

                                                                      Semiconductor
                                      Computer Segment                   Segment   Corporate  Total
                             ------------------------------------------ ---------  ---------  -----
                                                Adjustments     Total
                                       United       and       Computer             United
                              Israel   States   eliminations   Segment   Israel    States
                              ------   ------   ------------   -------   ------    ------
Year ended December 31, 1995:
Total sales                  $15,634   $15,600    $(1,032)     $30,202   $99,621    --      $129,823
Intercompany sales              (684)     (348)     1,032         --       --       --          --
                             -------  --------    -------      -------   -------   ------   --------
Net sales                     14,950    15,252       --         30,202    99,621    --       129,823

Operating income (loss)         (419)     (973)      --         (1,392)   23,523   (1,721)    20,410
Identifiable assets           16,497     3,935       --         20,432   238,413   16,532    275,377
Depreciation and amortization    861       174       --          1,035     7,818       27      8,880
Capital expenditures           2,658       730       --          3,388    46,229       26     49,643


Year ended December 31, 1996(*):
Total sales                  $13,424   $21,045      $(599)     $33,870  $ 97,885    --      $131,755
Intercompany sales               (77)     (522)       599         --       --       --          --
                             -------  --------    -------      -------   -------   ------   --------
Net sales                     13,347    20,523       --         33,870    97,885    --       131,755

Operating income (loss)(**)     (693)   (3,058)      --         (3,751)   11,268   (1,550)     5,967
Identifiable assets           14,824     6,894       --         21,718    65,889   14,509    102,116
Depreciation and amortization    629       907       --          1,536    15,243       50     16,829
Capital expenditures           1,692     1,326       --          3,018    50,565      110     53,693


Year ended December 31, 1997(*):
Total sales                   14,346    25,593     (354)        39,585     --         411     39,996
Intercompany                   --         (354)     354           --       --          --       --
                             -------  --------    -------      -------   -------   ------   --------
Net sales                     14,346    25,239      --          39,585     --         411     39,996

Operating (loss)              (1,150)   (8,933)     --         (10,083)    --      (2,220)   (12,303)
Identifiable assets           15,456     6,263      --          21,719    68,649    7,103     97,471
Depreciation and amortization    466     1,030      --           1,496     --          55      1,479
Capital expenditures             704       535      --           1,239     --           3      1,242

Sales classified by geographical markets:            Year ended December 31,
                                                  1995        1996       1997(*)
                                                --------    --------    --------
                              Israel            $ 14,672    $ 12,061    $ 12,769
                              United States       65,941      62,438      27,164
                              Far East            48,814      56,773          --
                              Europe                 396         483          63
                                                --------    --------    --------
                                                $129,823    $131,755    $ 39,996
                                                ========    ========    ========

(*) See Note 2.

(**) The Company also operated in 1996 in the Computer segment via an affiliate in the United States which is engaged in the development and production of software. The Company's share in the affiliate's losses (reflected in equity in affiliates in the statement of income) amounted to $1,600 in 1996. The affiliate was consolidated in 1997.

Sales classified by geographical markets:          Year ended December 31,
                                                1995        1996       1997
                                              --------   --------   ---------
                              Israel           $14,672   $ 12,061   $  12,769
                              United States     65,941     62,438      27,164
                              Far East          48,814     56,773          --
                              Europe               396        483          63
                                              --------   --------   ---------
                                              $129,823   $131,755   $  39,996
                                              ========   ========   =========

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

(c) Presentation Of Foreign Exchange Transactions In The Financial Statements

Losses recognized on forward exchange transactions amounted to $1,661 and $3,598 for 1995 and 1996, respectively. Of these amounts, $1,130 and $3,002 were capitalized to property and equipment, respectively; and the remaining amounts of $531 and $596 were reflected in financing expenses, respectively. No such transactions are reflected for 1997. See Note 2.

(d) Fair Value Of Financial Instruments

Fair values are estimated for financial instruments included in current assets and current liabilities at book value, due to the short maturity of such instruments. Fair value for long-term debt is estimated based on the current rates offered to the Company for debt with the same remaining maturities. Fair value of long-term equity marketable investments is estimated based on market value. The estimation of fair value for non-marketable long-term equity investments (book value of $70,696 as of December 31, 1997) was not practicable. The estimated fair value of the Company's financial instruments was not materially different than their book value. See Note 7(b) for information regarding the book and fair market value of the Company's investment in Tower.

(e) Concentrations Of Credit Risk

The Company is subject to credit risk through its trade receivables. As of December 31, 1997, approximately 10% of the trade accounts receivable were due from a major Israel government-owned company which, despite experiencing financial difficulties, continues to pay its trade receivables over extended credit periods. The remaining balance consists primarily of receivables from various customers.

                                AUDITORS' REPORT
                             TO THE SHAREHOLDERS OF
                            TOWER SEMICONDUCTOR LTD.

We have audited the accompanying consolidated balance sheets of Tower Semiconductor Ltd. ("the Company") and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, in accordance with generally accepted accounting principles in Israel. As applicable to these financial statements, such accounting principles are substantially identical in all material respects to generally accepted accounting principles in the United States, except as indicated in Note 18.

Igal Brightman & Co.
Certified Public Accountants

Tel Aviv, Israel
January 27, 1998

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                              As of December 31,
                                                                                        ----------------------------
                                                                             Note           1997            1996
                                                                            -----        ----------      ---------
ASSETS

    CURRENT ASSETS
       Cash and cash equivalents                                                       $     4,792     $    11,459
       Short-term interest-bearing deposits                                    11           53,046          27,051
       Marketable debt securities                                               3           26,207          33,610
       Trade accounts receivable (no allowance
         for doubtful accounts)                                              9,14           11,008          11,094
       Other receivables                                                        4            6,974          11,316
       Inventories                                                              5           12,432          14,289
       Other current assets                                                                  1,279           1,157
                                                                                         ----------       ---------
         Total current assets                                                              115,738         109,976
                                                                                         ----------       ---------

    LONG-TERM INVESTMENTS                                                       6            2,610             427
                                                                                         ----------       ---------

    PROPERTY AND EQUIPMENT, NET                                              7,11           99,216         106,047
                                                                                         ----------       ---------

    OTHER ASSETS                                                                                --             120
                                                                                         ==========       =========
            TOTAL ASSETS                                                               $   217,564     $   216,570
                                                                                         ==========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES
       Short-term debt                                                          8      $       308     $       208
       Trade accounts payable                                                               13,124          16,284
       Current portion of long-term liability
         in respect of customer advances                                       16            5,450           9,900
       Due to related parties                                                   9              207             414
       Other current liabilities                                               10            5,724           3,921
                                                                                         ----------       ---------
            Total current liabilities                                                       24,813          30,727

    LONG-TERM DEBT                                                             11           12,117          12,064

    LONG-TERM LIABILITY IN RESPECT
         OF CUSTOMER ADVANCES                                                  16            3,340           7,714

    OTHER LIABILITIES                                                          12           10,413           5,480

    COMMITMENTS AND CONTINGENCIES                                              16
                                                                                         ----------       ---------

            Total liabilities                                                               50,683          55,985
                                                                                         ----------       ---------

    SHAREHOLDERS' EQUITY
       Ordinary shares, NIS 1 par value - authorized 30,000,000 shares;
        issued and outstanding 13,235,360 and 13,205,450 shares, respectively  13            4,323           4,314
       Additional paid-in capital                                                          138,013         137,787
       Shareholder receivables and unearned compensation                                      (736)           (861)
       Retained earnings                                                                    25,281          19,345
                                                                                         ----------       ---------
            Total shareholders' equity                                                     166,881         160,585
                                                                                         ==========       =========
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $   217,564     $   216,570
                                                                                         ==========       =========

See notes to consolidated financial statements.

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)


                                                                          Year ended December 31,
                                                                      ------------------------------
                                                              Note      1997       1996       1995
                                                              -----   --------   --------   --------
SALES                                                         14,16   $125,917   $ 97,885   $ 99,621
COST OF SALES                                                           89,556     75,727     68,270
                                                                      --------   --------   --------
   GROSS PROFIT                                                         36,361     22,158     31,351
                                                                      --------   --------   --------
OPERATING COSTS AND EXPENSES

   Research and development, net                                 16      7,271      4,062      1,734
   Marketing, general and administrative                          9      8,550      7,001      6,149
   Other expenses                                                 7        400      1,443       --
                                                                      --------   --------   --------
                                                                        16,221     12,506      7,883
                                                                      ========   ========   ========
      OPERATING INCOME                                                  20,140      9,652     23,468

FINANCING INCOME, NET
   (net of interest expense of
      $1,519, $1,928 and $1,382, respectively)                           2,452      2,661      2,138

GAIN FROM SALE OF EQUIPMENT                                                615       --         --
                                                                      --------   --------   --------
      INCOME BEFORE INCOME TAXES                                        23,207     12,313     25,606

INCOME TAXES                                                     15      4,036      2,299      5,167
                                                                      --------   --------   --------
      NET INCOME                                                      $ 19,171   $ 10,014   $ 20,439
                                                                      ========   ========   ========
BASIC EARNINGS PER ORDINARY SHARE
   Earnings per share                                                 $   1.45   $   0.76   $   1.76
                                                                      ========   ========   ========
   Net income used to compute basic earnings per share                $ 19,171   $ 10,014   $ 20,439
                                                                      ========   ========   ========
   Weighted average number of ordinary
      shares outstanding - in thousands                                 13,235     13,205     11,593
                                                                      ========   ========   ========
DILUTED EARNINGS PER ORDINARY SHARE

   Earnings per share                                                 $   1.38
                                                                      ========
   Net income used to compute diluted earnings per share              $ 19,225
                                                                      ========
   Weighted average number of ordinary
      shares outstanding - in thousands                                 13,945
                                                                      ========


See notes to consolidated financial statements.

                            TOWER SEMICONDUCTOR LTD.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (dollars in thousands)


                                                                                          Shareholder
                                                                                          receivables
                                                  Ordinary shares          Additional         and
                                            -------------------------       paid-in         unearned      Retained
                                              Shares          Amount        capital       compensation    earnings        Total
                                            ----------        -------      ----------     ------------    --------       --------
BALANCE - JANUARY 1, 1995                   10,000,000        $ 3,229       $ 50,431         $ (672)       $ 8,700       $ 61,688

Issuance of employee share options                                               802           (802)                          --

Amortization of unearned compensation                                                           309                           309

Expenses connected with issuance
   of employee share options                                                    (153)                                        (153)

Public offering of ordinary shares, net      3,205,450          1,085         86,983                                       88,068

Net income                                                                                                  20,439         20,439
                                            ----------        -------       --------         ------        -------       --------
      BALANCE - DECEMBER 31, 1995           13,205,450          4,314        138,063         (1,165)        29,139        170,351

Cancellation of unearned compensation
   in respect of non-vested options, net                                        (121)           121                           --

Amortization of unearned compensation                                                           183                           183

Expenses connected with issuance
   of employee share options                                                    (155)                                        (155)

Cash dividend paid                                                                                         (19,808)       (19,808)

Net income                                                                                                  10,014         10,014
                                            ----------        -------       --------         ------        -------       --------
      BALANCE - DECEMBER 31, 1996           13,205,450          4,314        137,787           (861)        19,345        160,585

Exercise of share options                       29,910              9            290                                          299

Cancellation of unearned compensation
   in respect of non-vested options, net                                         (39)            39                           --

Amortization of unearned compensation                                                            86                            86

Expenses connected with issuance
   of employee share options                                                     (25)                                         (25)

Cash dividend paid                                                                                         (13,235)       (13,235)

Net income                                                                                                  19,171         19,171
                                            ----------        -------       --------         ------        -------       --------
      BALANCE - DECEMBER 31, 1997           13,235,360        $ 4,323      $ 138,013         $ (736)      $ 25,281      $ 166,881
                                            ==========        =======       ========         ======        =======       ========


See notes to consolidated financial statements.

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                     Year ended December 31,
                                                                              -----------------------------------
                                                                                 1997         1996         1995
                                                                              ---------    ---------    ---------
CASH FLOWS - OPERATING ACTIVITIES
  Net Income                                                                  $  19,171    $  10,014    $  20,439
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Income and expense items not involving cash flows:
      Depreciation and amortization                                              23,648       17,515        8,386
      Deferred income taxes                                                       4,036        2,299        2,554
      Earnings on marketable debt securities                                     (1,637)      (2,959)      (3,158)
      Gain from sale of equipment                                                  (615)        --           --
     Changes in assets and liabilities:
      Decrease (increase) in trade accounts receivable                               86        2,408       (6,493)
      Decrease (increase) in other receivables and other current assets          (1,156)       2,207       (2,791)
      Decrease (increase) in inventories                                          1,857       (1,082)      (3,721)
      Increase (decrease) in trade accounts payable                               1,923       (2,895)       1,643
      Increase (decrease) in due to related parties                                (207)        (239)         233
      Increase (decrease) in other current liabilities                            1,803       (1,074)       2,122
      Increase (decrease) in liability in respect of customer advances, net      (8,824)      (1,439)      16,803
      Increase in other long-term liabilities                                       577          117          528
                                                                              ---------    ---------    ---------
        Net cash provided by operating activities                                40,662       24,872       36,545

CASH FLOWS - INVESTING ACTIVITIES
  Investments in property and equipment                                         (29,390)     (84,475)     (62,076)
  Proceeds from sale of property and equipment                                      766         --           --
  Investment grants received                                                     13,041       30,800       14,634
  Increase in deposits                                                          (25,978)      (1,684)     (25,414)
  Investments in marketable debt securities                                     (48,836)    (109,951)     (88,139)
  Proceeds from realization of marketable debt securities                        57,876      151,736       51,902
  Long-term investments                                                          (2,000)        --           --
                                                                              ---------    ---------    ---------
        Net cash used in investing activities                                   (34,521)     (13,574)    (109,093)

CASH FLOWS - FINANCING ACTIVITIES
  Proceeds from issuance of ordinary shares, net                                   --           --         86,845
  Proceeds from exercise of share options                                           299         --           --
  Share option plan and share issuance expenses                                     (25)        (155)        (153)
  Increase in (repayment of) liability in respect of customer advances             --         (2,250)       4,500
  Increase (decrease) in short-term debt                                             86       (1,641)       1,171
  Proceeds from (repayment of) long-term debt                                        67         --         (1,440)
  Cash dividend paid                                                            (13,235)     (19,808)        --
                                                                              ---------    ---------    ---------
        Net cash provided by (used in) financing activities                     (12,808)     (23,854)      90,923
                                                                              ---------    ---------    ---------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (6,667)     (12,556)      18,375
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                    11,459       24,015        5,640
                                                                              ---------    ---------    ---------
     CASH AND CASH EQUIVALENTS - END OF YEAR                                  $   4,792    $  11,459    $  24,015
                                                                              =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                      $     748    $     702    $     816
                                                                              =========    =========    =========
  Cash paid during the year for income taxes                                  $   1,578    $   1,515    $   3,167
                                                                              =========    =========    =========

See notes to consolidated financial statements.

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 1 - DESCRIPTION OF BUSINESS AND GENERAL

            A. Description of Business

            Tower Semiconductor Ltd. ("the Company"), incorporated in Israel, commenced operations in March 1993. The Company is an independent "foundry" manufacturer of semiconductor integrated circuits on silicon wafers. As a foundry, the Company manufactures wafers using its advanced production capabilities and the proprietary integrated circuit designs of its customers. The industry in which the Company operates is characterized by wide fluctuations in supply and demand. Such industry is also characterized by the complexity and sensitivity of the manufacturing process, by high levels of fixed costs, and by the need for constant improvements in production technology.

            In March 1993, the Company acquired its plant in Israel from a subsidiary of National Semiconductor Corporation, a U.S. corporation ("National"), in an acquisition ("Acquisition") accounted for by the purchase method of accounting. Pursuant to a shareholders' agreement, as of December 31, 1997, National maintained the right to nominate one member of the Company's Board of Directors.

            During 1996 and 1997, respectively, the Company established a wholly owned marketing subsidiary in the U.S. and a 51%-owned (on a fully diluted basis) ASIC design center subsidiary in Israel. The operations of these subsidiaries were not material to the Company's financial position or results of operations as of December 31, 1997 and 1996 and for the years then ended.

            The Company's ordinary shares are traded on the Nasdaq National Market.

            B. Use of Estimates in Preparation of Financial Statements

            The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            A. Principles of Consolidation

            The Company's financial statements include the financial statements of the Company and its majority-owned subsidiaries, after elimination of material intercompany transactions and balances.

            B. Cash and Cash Equivalents

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

            Cash and cash equivalents consist of deposits in banks and short-term investments (primarily time deposits and certificates of deposit) with original maturities of three months or less.

            NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

            C. Marketable Debt Securities

            Marketable debt securities which the Company has the positive intent and ability to hold to maturity are reflected at amortized cost.

            D. Inventories

            Inventories are stated at the lower of cost or market. Cost is determined for raw materials, spare parts and supplies on the basis of average cost per unit. Cost is determined for work in process and finished goods on the basis of actual production cost.

            E. Investments in Other Entities

            Long-term investments in other entities, over whose operating and financial policies the Company does not have the ability to exercise significant influence, are presented at cost.

            F. Property and Equipment

            Property and equipment are presented at cost, net of investment grants received or receivable, and less accumulated depreciation and amortization. Depreciation is calculated based on the straight-line method over the estimated economic lives of the assets or terms of the related leases, as follows:

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

            G. Income Taxes

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

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

            H. Revenue Recognition

            Revenues are recognized upon delivery. An accrual for estimated returns, computed primarily on the basis of historical experience, is recorded at the time of sale.

            NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

            I. Research and Development

            Research and development costs are charged to operations as incurred. Amounts received or receivable from the Government of Israel and others, as participation in research and development programs, are offset against research and development costs.

            J. Earnings per Ordinary Share

            Basic earnings per ordinary share are calculated based on the weighted average number of ordinary shares outstanding for each period presented (including retroactive effect of shares issued upon exercise of share options during each period) and give effect to shares issuable from share options whose exercise is probable based on specific calculations. Diluted earnings per share include the effects of all outstanding options which have a dilutive effect on earnings per share. Diluted earnings per share data for 1996 and 1995 has not been presented, since such data did not differ by more than 5% from basic earnings per share. See Note 18 for disclosure of 1997 earnings per share data in accordance with U.S. GAAP. Basic and diluted earnings per share data in accordance with U.S. GAAP, as well as the data relating to earnings and number of shares used for such calculations, were not materially different from the data presented in accordance with Israeli GAAP for 1996 and 1995.

            K. Foreign Exchange Agreements

            The Company, from time to time, enters into foreign exchange agreements as a hedge against non-dollar equipment purchase commitments. Gains and losses on such agreements through the date that the equipment is received are deferred and recorded to property and equipment, while gains and losses subsequent thereto, through the date of actual payment of the liability, are included in financing income, net.

            L. Functional Currency and Transaction Gains and Losses

            The currency of the primary economic environment in which the Company conducts its operations is the U.S. dollar ("dollar"). Accordingly, the Company uses the dollar as its functional and reporting currency. Financing income, net, reflects net foreign currency transaction losses, which amounted to $384, $677 and $473 in 1997, 1996 and 1995, respectively.

            M. Stock-Based Compensation

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

            The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pursuant to this accounting standard, the Company records deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. See Note 13B for pro forma disclosures required in accordance with Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of the Financial Accounting Standards Board.

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

            N. Reclassifications

                  Certain amounts in the 1996 financial statements have been reclassified in order to conform to the 1997 presentation.

NOTE 3 - MARKETABLE DEBT SECURITIES

            Marketable debt securities consist of the following:

                                          Yield to maturity   As of December 31,
                                          -----------------   ------------------
                                                                1997       1996
                                                                ----       ----
            United States Treasury Bills      5.2%-6.0%       $15,749    $32,595
            United States Treasury Notes         5.6%           9,433       --
            Israeli government bonds             6.6%           1,025      1,015
                                                               ------    -------
                                                              $26,207    $33,610
                                                               ======    =======

            Marketable debt securities mature between February 1998 and July 1998. The market value of the securities as of December 31, 1997 and 1996 was approximately equal to their book value.

NOTE 4 - OTHER RECEIVABLES

            Other receivables consist of the following:

                                                              As of December 31,
                                                              ------------------
                                                               1997       1996
                                                               ----       ----
            Investment grants receivable                      $3,414    $ 9,043
            Government agencies                                3,560      2,273
                                                              ------    -------
                                                              $6,974    $11,316
                                                              ======    =======

NOTE 5 - INVENTORIES

            Inventories consist of the following (1):

                                                              As of December 31,
                                                              ------------------
                                                                1997      1996
                                                                ----      ----
            Raw materials                                     $ 3,214   $ 4,304
            Spare parts and supplies                            3,570     3,363
            Work in process                                     4,059     5,543
            Finished goods                                      1,589     1,079
                                                              -------   -------
                                                              $12,432   $14,289
                                                              =======   =======

            (1) Net of write-downs to net realizable value of $350 and $850 as of December 31, 1997 and 1996, respectively.

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 6 - LONG-TERM INVESTMENTS

            Long-term investments consist primarily of an investment in Sayfun Semiconductor Ltd. ("Sayfun"), according to an agreement between the Company and Sayfun signed in October 1997 for the development, licensing and future utilization of certain technology possessed by Sayfun.

            As of December 31, 1997, the Company has invested $2,000 in Sayfun in exchange for 10.0% of Sayfun's equity and, according to the agreement, is obligated to invest another $3,000 in exchange for additional equity in Sayfun that will increase the Company's aggregate investment to 15% of Sayfun's equity (including certain anti-dilution protective rights). These additional investments are dependent on the achievement of specific development milestones with regard to the technology.

            Pursuant to certain provisions of the agreement, the Company and Sayfun are obligated, under certain circumstances, to pay each other royalties and Sayfun is obligated to produce, through the Company, at least 75% of its products based on such technology.

NOTE 7 - PROPERTY AND EQUIPMENT

            A. Composition

                                                             As of December 31,
                                                             ------------------
               Cost (1):                                      1997       1996
                                                              ----       ----
                Land and buildings under capital lease      $ 27,627  $ 26,556
                Machinery and equipment                      120,735   105,798
                Transportation vehicles                        2,075     1,541
                                                            --------  --------
                                                             150,437   133,895
                                                            --------  --------

               Accumulated depreciation and amortization:
                Land and buildings under capital lease         4,314     2,702
                Machinery and equipment                       46,343    25,217
                Transportation vehicles                          564       329
                                                            --------  --------
                                                              51,221    28,248
                                                            ========  ========

                                                              99,216   105,647
               Design costs in respect of plant to be
                constructed, net (2)                              --       400
                                                            --------  --------
                                                            $ 99,216  $106,047
                                                            ========  ========

            (1) As of December 31, 1997, the cost of buildings, machinery and equipment is reflected net of investment grants of $72,158 (as of December 31, 1996 - $64,562).

            (2) Due to uncertainty with respect to the form and location of the plant to be constructed, costs in the aggregate amount of $400 and $1,443, the recovery of which was not considered probable by management, were written-off in 1997 and 1996, respectively.

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 7 - PROPERTY AND EQUIPMENT (cont.)

            B. Investment Grants

            In connection with the formation of the Company, the Investment Center of the Ministry of Industry and Trade of the State of Israel ("Investment Center"), under its "approved enterprise" program, approved an investment program for expenditures on buildings and equipment in the aggregate amount (as amended) of approximately $96,850. The approval certificate was granted in respect of a benefit track providing the Company with investment grants at a rate of 38% of the investments included in such certificate. The Company completed its investments in respect of this program during 1996, and received final approval from the Investment Center in November 1997 for the investments effected in respect of this program.

            In January 1996, an investment program ("existing program") for expansion of the Company's plant in the aggregate amount of $239,579 was approved by the Investment Center. The approval certificate was granted in respect of a benefit track providing the Company with investment grants at a rate of 34% of the investments included in such certificate. Pursuant to the approval, the investments in respect of this program are required to be completed by December 31, 1998.

            Receipt of the above grants is subject to various conditions. In the event the Company fails to comply with such conditions, the Company may be required to repay all or a portion of the grants received plus interest and certain inflation adjustments. In order to assure fulfillment of the conditions related to the receipt of investment grants, floating liens were registered in favor of the State of Israel on substantially all assets of the Company. In management's opinion, the Company has been in full compliance with the conditions through December 31, 1997.

            In respect of the existing program, the Company has invested approximately $105,500 through December 31, 1997 and estimates that the total investment within the framework of such program will aggregate approximately $145,000 by December 31, 1998. In January 1998, the Company applied to the Investment Center for a two-year extension of time to complete its investments under the existing program. Based on preliminary discussions with the Investment Center, the Company's management is of the opinion that such extension will be approved.

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 8 - SHORT-TERM DEBT

            Short-term debt consists primarily of unlinked, non-interest bearing short-term loans received from a bank for the payment of Value Added Tax (VAT).

            In December 1997 and January 1998, the Company received letters of intent from certain Israeli banks. Pursuant to such letters of intent, the banks (see Note 11) and a third bank will make available to the Company, at its request, short-term credits in the aggregate amount of $75,000, of which $60,000 will be available through December 1999 and the rest through December 1998, at terms to be agreed upon by the parties prior to the actual receipt of any credits by the Company.

NOTE 9 - RELATED PARTIES

            A. Composition

            Amounts due to related parties consist of the following:

                                                             As of December 31,
                                                             ------------------
                                                                1997  1996
                                                                ----  ----

            National                                            $122  $348
            Directors                                             85    66
                                                                ----  ----
                                                                $207  $414
                                                                ====  ====

            B. Other Related Party Balances and Transactions

            Trade accounts receivable as of December 31, 1997 includes $5,080 due from National, primarily for wafer purchases ($9,500 as of December 31, 1996).

            The Company purchased materials and received services from National during 1997 in the aggregate amount of $55 ($260 and $2,101 for 1996 and 1995, respectively). See Note 16E.

            Pursuant to a management agreement with Data Systems & Software Inc. ("DSSI"), the Company's indirect principal shareholder, DSSI is entitled to management fees from the Company of $40 per month in 1997, 1996 and 1995. The management agreement can be terminated by either party as of the end of any year, subject to certain advance notice requirements.

            In addition, the Company purchases computerized testing equipment from a related party supplier in the normal course of business. The Company's purchases from this supplier aggregated $962, $18, and $282 for 1997, 1996 and 1995, respectively.

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 10 - OTHER CURRENT LIABILITIES

                                                              As of December 31,
                                                              ------------------
            Other current liabilities consist of
             the following:                                     1997    1996
                                                                ----    ----

            Accrued salaries                                   $3,836  $2,463
            Vacation accrual                                    1,758   1,428
            Other                                                 130      30
                                                               ------  ------
                                                               $5,724  $3,921
                                                               ======  ======

NOTE 11 - LONG-TERM DEBT

            In connection with the Acquisition, the Company assumed certain long-term bank loans of National in the aggregate amount of $12,064 ("Original Term Loans"). The Original Term Loans are indexed to the dollar and bear interest (payable quarterly) at an annual rate of 6%. The Company is obligated to repay the principal of the Original Term Loans in quarterly installments commencing in March 1993 and ending in May 1998

            The bank that provided the Original Term Loans, together with another bank (collectively, "Banks"), agreed to make new loans ("New Term Loans") to the Company to repay and effectively extend the maturity of all principal installments due on the Original Term Loans. The aggregate balance of the New Term Loans is repayable in 12 equal quarterly payments commencing in May 2000.

            The Banks also agreed that, as long as the Company maintains deposits at the Banks with original maturities of at least one year from the date of deposit, the annual interest rate on the New Term Loans (up to the amount of such deposits) will be 0.3% over the interest rate that the Company receives on the deposits. The portion of the New Term Loans not covered by such deposits will bear annual interest at the three-month Libor rate plus 1.25%.

            The agreements with the Banks restrict the Company's ability to place liens on its assets (other than to the State of Israel in respect of investment grants) without the prior consent of the Banks. Furthermore the agreements contain certain restrictive financial covenants. As of December 31, 1997, the Company was in full compliance with such covenants.

NOTE 12 - OTHER LIABILITIES

            A. Composition                                   As of December 31,
                                                             ------------------
                                                               1997      1996
                                                               ----      ----
               Net liability for employee termination
                benefits (see B below):
                  Gross obligation                           $ 6,794   $ 5,805
                  Amounts funded through deposits to
                   severance pay funds and purchase
                   of insurance policies                      (5,489)   (5,039)
                                                             -------   -------
                                                               1,305       766
               Deferred income taxes (see Note 15C)            8,490     4,384
               Other                                             618       330
                                                             -------   -------
                                                             $10,413   $ 5,480
                                                             =======   =======

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 12 - OTHER LIABILITIES (cont.)

            B. Employee Termination Benefits

            Israeli law and labor agreements determine the obligations of the Company to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The liability for severance pay benefits, as determined by Israeli Law, is based upon length of service and the employee's most recent salary. This liability is primarily covered by regular deposits made by the Company into recognized severance and pension funds and by insurance policies purchased by the Company. The amounts so funded are not reflected on the balance sheet, since they are controlled by the fund trustees and insurance companies and are not under the control and management of the Company.

            Expenses relating to employee termination benefits were approximately $1,674 , $1,311 and $1,303 for 1997, 1996 and 1995,
            respectively.

NOTE 13 - SHAREHOLDERS' EQUITY

            A. Share Purchase Plan

            In December 1993, the Company sold 234,497 ordinary shares to key senior management employees pursuant to a share purchase plan for an aggregate purchase price of $678. Loans extended by the Company financed approximately $672 of the aggregate purchase price required to be paid by the employees. Such loans are denominated in new Israeli shekels ("NIS") and are linked to the Israeli Consumer Price Index ("CPI"). Through December 31, 1997, all shares under the plan were fully vested. The shares are subject to certain restrictions on sale or transfer. The employee's obligation to repay loans received to finance the purchase of the ordinary shares is secured by such shares and is repayable upon the sale of the ordinary shares in accordance with a formula set forth in the share purchase plan.

            B. Share Option Plans

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

            Options granted to date become vested over a four-year period according to various vesting schedules. In July 1996, the exercise price of vested options granted under the 1994 plan was reduced from primarily $17 per share to $13 per share, while the exercise price of non-vested options granted was reduced from primarily $17 per share to $9.125 per share (the market value of the shares at such time). The exercise price of all options granted under the 1994 plan after July 1996 has been the market value of the shares on the date of grant.

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 13 - SHAREHOLDERS' EQUITY (cont.)

            B. Share Option Plans (cont.)

            A summary of the status of the Company's share option plans as of December 31, 1997, 1996 and 1995, as well as changes during each of the years then ended, is presented below:

                                   1997                1996                1995
                           -------------------  ------------------  ------------------
                                      Weighted            Weighted            Weighted
                           Number of  average    Number    average   Number    average
                             share    exercise  of share  exercise  of share  exercise
                            options    price    options     price   options     price
                            -------    -----    -------     -----   -------     -----
Outstanding as of
 beginning of year (1)      729,656    $ 9.10   265,000    $17.16       --
Granted                     104,340     11.84   528,960      8.80    265,000   $17.16
Exercised                   (29,910)    10.00                           --
Terminated                    --                                        --
Forfeited                   (34,519)     8.60   (64,304)    15.65       --
                            -------             -------              ------
Outstanding as of end
   of year                  769,567      9.45   729,656      9.10    265,000    17.16
                            =======             =======              =======
Options exercisable as of
   end of year              199,107      9.72    52,804     12.95       --
                            =======             =======              =======

            (1) During 1996, the exercise price of share options granted under the 1994 plan was reduced.

            The following table summarizes information about share options outstanding as of December 31, 1997:

                                                                  Exercisable as of
             Outstanding as of December 31, 1997                  December 31, 1997
 ----------------------------------------------------------  ---------------------------
                              Weighted
                               average
  Range of                    remaining         Weighted                     Weighted
  exercise       Number    contractual life     average         Number       average
   prices     outstanding     (in years)     exercise price  exercisable  exercise price
   ------     -----------     ----------     --------------  -----------  --------------
$  6.38-7.00     10,000         8.73            $ 6.69           2,500       $ 6.69
        8.75    457,326         8.91              8.75         106,776         8.75
        9.13    155,185         7.37              9.13          47,115         9.13
 10.25-11.25     53,000         9.65             10.58             --           --
 12.00-13.82     84,056         8.35             12.57          42,716        13.00
       17.38     10,000         9.55             17.38             --           --
                -------                                        -------
                769,567                                        199,107
                =======                                        =======

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 13 - SHAREHOLDERS' EQUITY (cont.)

            B. Share Option Plans (cont.)

            The weighted average grant-date fair value of the 104,340, 528,960 and 265,000 options granted during 1997, 1996 and 1995 amounted to $7.56, $4.50 and $11.20 per option, respectively. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the years 1997, 1996 and 1995 (all in weighted averages):

                                                   1997       1996       1995
                                                   ----       ----       ----
            Risk-free interest rate                5.50%      5.50%      5.50%
            Expected life of options             4.5 years  4.4 years  4.4 years
            Expected annual volatility              79%        58%        58%
            Expected dividend yield                 none      none        none

            Had compensation cost for the Company's share option plans been determined based on fair value at the grant dates for awards made in 1997, 1996 and 1995 under such plans in accordance with SFAS 123, the Company's pro forma net income and earnings per share would have been as follows:

                                                         1997     1996     1995
                                                         ----     ----     ----

            Pro forma net income                        $17,860  $9,221  $19,752
                                                        =======  ======  =======
            Pro forma basic
                earnings per share                      $  1.35  $ 0.70  $  1.70
                                                        =======  ======  =======
            Pro forma diluted
                earnings per share                      $  1.28
                                                        =======

            C. Description of Ordinary Shares

            As of December 31, 1997 and 1996, the Company had authorized 30,000,000 par value NIS 1 ordinary shares, of which 13,235,360 and 13,205,450, respectively, were issued and outstanding. Holders of ordinary shares are entitled to participate equally in the payment of dividends and bonus share distributions and, in the event of the liquidation of the Company, in the distribution of assets after satisfaction of liabilities to creditors. Each ordinary share is entitled to one vote on all matters to be voted on by shareholders.

            D. Cash Dividends

            In September 1997, the Company's Board of Directors declared the payment of a special dividend in the amount of $13,235 ($1.00 per ordinary share). The dividend was paid in October 1997.

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

            In October 1996, the Company's Board of Directors declared the payment of a special dividend in the amount of $19,808 ($1.50 per ordinary share). The dividend was paid in November 1996.

NOTE 14 - CONCENTRATIONS RELATING TO SALES AND PRINCIPAL GEOGRAPHICAL MARKETS

            A. Sales to Major Customers (as a percentage of total sales for the respective periods)

                                                         Year ended December 31,
                                                         -----------------------
                                                            1997  1996  1995
                                                            ----  ----  ----
                        Customer A - National                70%   67%   58%
                        Customer B                           --     8%    9%
                        Customer C                           15%   10%   20%
                        Customer D                            7%    8%    9%

            As of both December 31, 1997 and 1996, the above major customers constituted most of the trade accounts receivable reflected on the balance sheet (see Note 17E).

            B. Sales by Geographical Market (as a percentage of total sales for the respective periods)

                                                         Year ended December 31,
                                                         -----------------------
                                                            1997  1996  1995
                                                            ----  ----  ----
                     United States                           38%   41%   47%
                     Far East (1)                            61%   58%   49%
                     Other                                    1%   1%    4%

            (1) Primarily represents sales to assembly plants owned by National in the Far East.

NOTE 15 - INCOME TAXES

            A. Approved Enterprise Status

            Virtually all of the Company's facilities have been granted approved enterprise status, as provided by the Israeli Law for the Encouragement of Capital Investments - 1959 ("1959 Law") (see Note
            7B). In connection with the Acquisition, the Government of Israel also agreed to transfer to the Company the approved enterprise status held by National with respect to its investment programs.

            The tax benefits derived from approved enterprise status relate only to taxable income attributable to approved enterprise investments. The Company's income attributable to its

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

            various approved enterprise investments is taxed at a rate of 20% through periods ending between 2002 and 2007, depending on the specific approval certificate. The portion of the Company's taxable income which is not attributable to approved enterprise investments is subject to regular "Company Tax" (37% in 1995, declining to 36% in 1996 and thereafter).

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 15 - INCOME TAXES (cont.)

            A. Approved Enterprise Status (cont.)

            The tax benefits are also conditioned upon fulfillment of the requirements stipulated by the 1959 Law and the regulations promulgated thereunder, as well as the criteria set forth in the certificates of approval. In the event of a failure by the Company to comply with these conditions, the tax benefits could be canceled, in whole or in part, and the Company would be required to refund the amount of the canceled benefits, plus interest and certain inflation adjustments. In management's opinion, the Company has been in full compliance with the aforementioned conditions through December 31, 1997.

                                          Year ended December 31,
                                          -----------------------
            B. Composition           1997          1996           1995
                                     ----          ----           ----

                 Current            $ --          $ --           $2,613
                 Deferred            4,036         2,299          2,554
                                    ------        ------         ------
                                    $4,036        $2,299         $5,167
                                    ======        ======         ======

            C. Components of Deferred Tax Asset/Liability

            The following is a summary of the components of the deferred tax benefit and liability reflected on the balance sheet as of December 31:

                                                                1997      1996
                                                                ----      ----
            Deferred tax benefit - current

            Accrued vacation pay                            $    352   $   286
            Other                                                 33        29
                                                            --------   -------
              Total current deferred tax benefit            $    385   $   315
                                                            ========   =======
            Net deferred tax liability - long-term

            Deferred tax asset - long-term
              Public offering issuance expenses             $     --   $   407
              Liability for employee rights upon severance       261       153
              Research and development                         1,240       657
              Net operating loss carryforward                     71       444
              Unearned compensation                               71        98
                                                            --------   -------
                                                               1,643     1,759
            Deferred tax liability - long-term
              Depreciation                                   (10,133)   (6,143)
                                                            --------   -------

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

              Total net long-term deferred tax liability    $ (8,490)  $(4,384)
                                                            ========   =======

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 15 - INCOME TAXES (cont.)

            D. Effective Income Tax Rates

            The reconciliation of the statutory tax rate to the Company's effective tax rate is as follows:

                                                     Year ended December 31
                                                      -------------------
                                                      1997   1996    1995
                                                      ----   ----    ----

            Israeli statutory rate                      36%    36%     37%
            Reduced tax rate for
              approved enterprise                      (16)   (16)    (16)
            Permanent differences and other, net (1)    (3)    (1)     (1)
                                                      ----   ----    ----
                                                        17%    19%     20%
                                                      ====   ====    ====

            (1) Primarily includes special depreciation deduction in connection with the location of the Company's plant.

            E. Net Operating Loss Carryforward

            The Company has net operating loss carryforwards of approximately $355 as of December 31, 1997, which may be carried forward for an unlimited period of time.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

            A. Legal Proceedings

            Between June and September 1996, several suits were filed in the United States on behalf of a purported class of the Company's shareholders who purchased or otherwise acquired the Company's ordinary shares between May 25, 1995 and June 10, 1996, against the Company, its Co-Chief Executive Officers, its Chairman of the Board of Directors and DSSI. The actions have been consolidated in the United States District Court for the District of New Jersey. The consolidated complaint filed in the actions alleges that the defendants made misstatements and omissions regarding, among other things (i) the relationship between the Company and a major customer and (ii) the Company's process development efforts in connection therewith, in violation of certain U.S. Federal securities laws.

            The Company has indemnified the defendants, up to the limits permitted by the Israel Companies Ordinance, from any liability arising out of the actions. The Company maintains insurance policies that, under certain conditions, cover actions of this type up to an aggregate amount of $20,000. The Company is unable to determine at this time with any certainty the ultimate outcome of the aforementioned matter or its effect if any, on the Company's financial condition, operating results and business. However, the Company believes it has meritorious defenses and intends to defend the actions vigorously.

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 16 - COMMITMENTS AND CONTINGENCIES (cont.)

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

            The Company occupies certain other premises under various operating leases. The obligations under such leases were not material as of December 31, 1997.

            C. Purchase Agreements

            The Company from time to time enters into long-term purchase agreements with customers. Pursuant to such agreements, the Company is committed to sell, and the customer is committed to purchase (subject to reductions in certain circumstances), a specific monthly output derived from the start of processing of silicon wafers ("wafer starts") at prices stipulated in the agreements. The Company's existing purchase agreement with National expires on February 28, 1998 (see also below). From commencement of the Company's operations through December 31, 1997, a substantial portion of the Company's production has been sold in the framework of these agreements.

            In May 1995, the Company and National signed an amendment to their original purchase agreement (as previously amended). The amendment called for an increase in the number of wafer starts per month that the Company was committed to sell to National ("additional output"). In consideration for such increase, National provided the Company with the amount of $28,875 as an advance in respect of the additional output. The advance bears interest at the three-month Libor rate. Any amounts of the advance not offset against sales of additional output to National through October 1, 1999 were to be retained by the Company without any obligation to National.

            In January 1998, the Company and National signed a new purchase agreement ("new agreement"), effective March 1, 1998 through February 28, 2000, with an option to extend the agreement for an additional one year. The new agreement replaces all prior purchase agreements with National, as well as portions of other agreements pertaining to wafer purchases. Pursuant to the new agreement, the Company is committed to sell, and National is committed to purchase (subject to reductions in certain circumstances), quantities as set forth in the agreement. Such quantities are lower than the commitments of the Company and National pursuant to the prior agreements mentioned above. The new agreement also

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

            establishes mechanisms for determining the prices to be charged by the Company during the period of the agreement.

NOTE 16 - COMMITMENTS AND CONTINGENCIES (cont.)

            C. Purchase Agreements (cont.)

            In addition, the mechanism for offsetting the aforementioned advance payment received from National was revised and extended National's right to offset the advance payment against wafer purchases through February 2000. Under certain circumstances, the Company may be required to repay National a portion of the advance payment still outstanding at that time. The portion of the advance outstanding as of December 31, 1997 that is expected to be offset in 1998 in accordance with the new agreement is presented as a current liability.

            In the framework of certain purchase agreements with customers, the Company is entitled to receive warrants to purchase share capital of the customer under conditions stipulated in the agreements.

            In June 1996, the Company reached an understanding for the termination of a purchase agreement with a former major customer. Sales to such customer accounted for approximately 8% and 9% of the Company's sales in 1996 and 1995, respectively.

            D. Profit Sharing Plan

            The Company maintains an employee profit sharing plan. Under the terms of this plan (i) 7.5% of the Company's profit before taxes, as defined ("PBT"), each year is to be divided among all employees of the Company, including senior management (the allocation of which is based on salary and a yearly performance score for each employee) and (ii) 2.5% of PBT each year is to be divided among key senior management employees. The profit sharing award with respect to each year is paid in two installments in the following year. The Company's expenses pursuant to the profit sharing plan were $2,312, $1,231 and $2,561 for 1997, 1996 and 1995, respectively.

            E. Mutual Services Agreements

            In connection with the Acquisition, the Company and National entered into a mutual services agreement. The agreement, as extended from time to time, is effective through February 28, 1998. In accordance with the aforementioned agreement, the Company paid National $55 for various services and National paid the Company $361 for certain activities in 1997 ($260 and $800, respectively, for 1996; and $2,101 and $714, respectively, for 1995).

            F. Other Principal Agreements

            The Company from time to time, in the normal course of business, enters into long-term agreements with various entities for the joint development of products and processes utilizing technologies owned by both the other entities and the Company ("joint ventures"). Certain of such agreements contain commitments by the Company and/or the other entities to purchase

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

            specific quantities of the products developed. As of December 31, 1997, the Company's aggregate commitment to invest in such joint ventures was $5,167.

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 16 - COMMITMENTS AND CONTINGENCIES (cont.)

            G. Other Commitments

                  (1) In consideration for research and development funding received by the Company and another party, aggregating $780 as of December 31, 1997, from the BIRD - Binational Industrial Research and Development Foundation ("BIRD"), the Company and the other party has undertaken to pay royalties amounting to primarily 2.5% of the gross sales from products developed from the research and development financed, not to exceed 150% of the grants received.

                  (2) Receipt of certain research and development grants from the Government of Israel is subject to various conditions. In the event the Company fails to comply with such conditions, the Company may be required to repay all or a portion of the grants received. In management's opinion, the Company has been in full compliance with the conditions through December 31, 1997.

NOTE 17 - FINANCIAL INSTRUMENTS

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

            A. Foreign Exchange Agreements

            The Company, from time to time, enters into foreign exchange agreements to manage exposure to equipment purchase commitments denominated in Japanese yen. These transactions qualify for hedge accounting in accordance with GAAP and, accordingly, the results of such transactions are recorded concurrently with the realization of the related items (i.e., receipt of the equipment and payment of the related liability). The Company does not hold or issue derivative financial instruments for trading purposes.

            B. Credit Risk of Financial Instruments, Including Derivatives

            The face or contract amounts of derivatives do not represent amounts exchanged by the parties and, accordingly, are not a measure of the exposure of the Company through its use of derivatives.

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 17 - FINANCIAL INSTRUMENTS (cont.)

            B. Credit Risk of Financial Instruments, Including Derivatives
               (cont.)

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

            C. Presentation of Foreign Exchange Transactions in the Financial
               Statements

            There were no outstanding foreign exchange agreements as of December 31, 1997 and the results of such agreements were not material for 1997.

            The aggregate contract amount of foreign exchange agreements outstanding as of December 31, 1996 was $1,016. The credit risk on these transactions was not material as of December 31, 1996 and no deferred losses existed at that date.

            Losses recognized on foreign exchange agreements amounted to $3,598 in 1996. Of this amount, $3,002 was capitalized to property and equipment during 1996 and the remaining amount of $596 was reflected in financing expenses (1995 - $1,661, $1,130 and $531, respectively).

            D. Fair Value of Financial Instruments

            The estimated fair values of the Company's financial instruments did not materially differ from their respective carrying amounts as of December 31, 1997 and 1996.

            E. Concentrations of Credit Risk

            Most of the Company's trade accounts receivable (73% as of December 31, 1997) were due from the Company's two major customers, both of whom are large multinational companies (see Note 14A).

                    TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE 18 - MATERIAL DIFFERENCES BETWEEN ISRAEL AND U.S. GAAP

            With regard to the Company's financial statements, the primary material difference between GAAP in Israel and in the U.S. relates to the presentation of earnings per share data in 1997. Set forth below is the Company's earnings per share data in accordance with U.S. GAAP (SFAS 128).

                                                                   Year ended
                                                                  December 31,
                                                                  ------------
                                                                      1997
                                                                      ----

                   Basic Earnings Per Share                           1.45
                                                                      ====

                   Diluted Earnings Per Share                         1.43
                                                                      ====

            The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for 1997 in accordance with U.S. GAAP..

                                              Year ended December 31, 1997
                                              ----------------------------
                                            Income        Shares      Per-share
                                          (Numerator)  (Denominator)   amount
                                          -----------  -------------   ------
     Basic Earnings Per Share
     Income available to ordinary
      shareholders                          19,171        13,217         1.45

     Effect of Dilutive Securities
     Options                                  --             235
                                            ------        ------
     Diluted Earnings Per Share
     Income available to ordinary
      shareholders after assumed
      conversions                           19,171        13,452         1.43
                                            ======        ======         ====

            Options to purchase 45,000 ordinary shares at an average exercise price of $11.90 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the ordinary shares. The options, which expire in November 2007, were still outstanding as of December 31, 1997.