Form 10-K/A
period 1997-12-31
DATA SYSTEMS & SOFTWARE INC
filed 1998-04-30
CIK 880984

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

Commission file number 0-19771

                         DATA SYSTEMS AND SOFTWARE INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                 22-2786081
-----------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                           identification no.)

200 ROUTE 17, MAHWAH, NEW JERSEY                                07430
-----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code (201) 529-2026
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.1 per share
                          Common Stock Purchase Rights
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X]Yes     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant at March 18, 1998 was approximately $ 38.8 million. Such aggregate market value was calculated by using the closing price of the stock on that date on the Nasdaq National Market.

Number of shares outstanding of the registrant's common stock, as of March 18, 1998: 7,369,178.

                      Documents incorporated by reference:

None.

                          DATA SYSTEMS & SOFTWARE INC.
                         AMENDMENT NO. 1 ON FORM 10-K/A
                                TABLE OF CONTENTS

                                                                     PAGE

PART III

 Item 10     Directors and Executive Officers of the Registrant...... 3

 Item 11     Executive Compensation.................................. 5

 Item 12     Security Ownership of Certain Beneficial Owners and
             Management.............................................. 9

 Item 13     Certain Relationships and Related Transactions..........10

             Signatures..............................................11

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information concerning the Board of Directors and the executive officers of Data Systems & Software, Inc. ("DSSI" or the "Company"):


NAME                                AGE                 POSITIONS
--------------                    ------            -----------------
George Morgenstern                  64               Director; Chairman of the Board, President and Chief
                                                     Executive Officer of DSSI; Chairman of the
                                                     Board of the Company's Decisions Systems
                                                     Israel Ltd. subsidiary ("DSI Israel");
                                                     Chairman of the Board of the Company's
                                                     Tower Semiconductor Ltd. subsidiary
                                                     ("Tower")

Robert L. Kuhn                      53               Director; Vice Chairman of the Board of DSSI

Samuel Fogel                        52               Director; Executive Vice President of DSSI; President and
                                                     General Manager of DSI Israel

Yacov Kaufman                       40               Vice President and Chief Financial Officer of DSSI; Vice President
                                                     and Chief Financial Officer of DSI Israel

Harvey Eisenberger                  53               Director

Sheldon Krause                      42               Director and Secretary

Susan L. Malley                     49               Director

Maxwell M. Rabb                     87               Director

Allen I. Schiff                     51               Director

-------------------------


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

         SAMUEL FOGEL has been a director and Executive Vice President of DSSI since March 1997, Vice President of DSSI since June 1993, President of DSI Israel since October 1991, and General Manager of DSI Israel since June 1990.

         YACOV KAUFMAN has been Vice President and Chief Financial Officer of DSSI since February 1996. Mr. Kaufman has been a Vice President of DSI Israel since 1992 and Chief Financial Officer of DSI Israel since 1990.

         HARVEY EISENBERGER has been a director of the Company since 1994. Since March 1997, Mr. Eisenberger has been employed by the Company in an administrative capacity. From 1986 to March 1997, Mr. Eisenberger was an account executive with a New York investment firm.

         SHELDON KRAUSE has served as Secretary of the Company since 1986 and as a director since 1994. Since 1987, Mr. Krause has been engaged in the private practice of law in New York City and is currently a member of the firm of Ehrenreich Eilenberg Krause & Zivian LLP (which prior to January 1998 was known as Ehrenreich & Krause). From 1981 to 1986, Mr. Krause was associated with the New York law firm of Cravath, Swaine & Moore. Mr. Krause is the son-in-law of George Morgenstern, Chairman of the Board, President and Chief Executive Officer of the Company.

         SUSAN M. MALLEY has been a director of the Company since March 1998. Dr. Malley has served since 1995 as President and Chief Investment Officer of Malley Associates Capital Management, an asset management firm which she founded. From 1990 until 1995, she was Co-Chair of the Board of Directors and Chief Investment Officer of Citicorp Investment Services, a retail brokerage subsidiary of Citibank, N.A.

         HON. MAXWELL M. RABB has been a director of the Company since 1992. Ambassador Rabb has been Of Counsel to the law firm of Kramer, Levin, Naftalis & Frankel since 1991 and was Of Counsel to the law firm of Stroock & Stroock & Lavan from 1989 to 1991. From 1981 to 1988, Ambassador Rabb was United States Ambassador to Italy.

         ALLEN I. SCHIFF has been a director of the Company since 1992. Since 1978 he has been a Professor of Accounting at Fordham University Graduate School of Business Administration, serving as Chairman of the Accounting Department from 1981 to 1983 and from 1985 to 1990.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). These persons are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the Company's review of such forms received by it, or written representations from certain reporting persons, the Company believes that during 1997 all filing requirements applicable to its executive officers and directors were complied with.

Item 11.  EXECUTIVE AND DIRECTOR COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth for the periods indicated information concerning the compensation of the Chief Executive Officer and the three other officers of the Company who received in excess of $100,000 in compensation during 1997.


                                             SUMMARY COMPENSATION TABLE

                                                                         LONG TERM COMPENSATION AWARDS
                                    ANNUAL COMPENSATION                  ------------------------------------
NAME AND                                                                 RESTRICTED       SECURITIES
PRINCIPAL                           ----------------------------         STOCK            UNDERLYING                ALL OTHER
POSITION                   YEAR     SALARY ($)         BONUS ($)         AWARD ($)        OPTIONS (#)               COMPENSATION($)
---------------------------------  ---------           ---------         -----------      -------------------       ---------------
George Morgenstern         1995     300,000                --                   --         97,500                   82,800
  Chief Executive Officer  1996     300,000                --               600,000(1)    100,000                   85,000
                           1997     420,000                --                   --            --                   131,000(2)

Samuel Fogel               1995     132,000                --                   --         40,000                   17,600
  Executive Vice President 1996     132,000                --                   --            --                    17,600
                           1997     132,000                --                   --            --                    17,600(3)

Yacov Kaufman              1995      99,600            26,200                   --         20,000                   15,000
  Vice President           1996     108,000             5,900                   --            --                    17,000
                           1997     108,000            10,000                   --            --                    17,000(3)

David Weldler              1996     200,000                --                   --         10,000                       --
  Vice President(4)        1997     200,000                --                   --            --                        --

 -------------------------

(1) Represents the fair market value of 100,000 shares of Common Stock awarded in a restricted stock award pursuant to the Company's 1994 Stock Incentive Plan, valued at the market price for the Common Stock on the date of the award. The shares vest over a three-year period, with one-third of the shares vesting in March of each year commencing March 1997. Dividends, if and when declared by the Company, would be payable on vested shares; unvested shares are not eligible to receive dividends. No restricted stock awards have been previously made to Mr. Morgenstern.

(2) Consists of (i) $105,000 in contributions to a non-qualified retirement fund,(ii) approximately $17,000 paid in lieu of vacation not taken in 1996,
    (iii) approximately $5,000 in life insurance premiums and (iv) director's fees of $4,000.

(3) Represents contributions to severance and pension funds. These contributions are made on substantially the same basis as those made on behalf of all Israeli employees.

(4) Mr. Weldler ceased serving as an officer and employee of the Company in March 1998.

         The following tables summarize (i) the options granted in 1997 to the executive officers named in the Summary Compensation Table above, (ii) the potential value of these options at the end of the option term assuming certain levels of appreciation of the Company's Common Stock, (iii) the number of shares acquired by such named executive officers upon the exercise of options in 1997 and the value realized thereon, and (iv) the number and value of all options held by such executive officers at the end of 1997.


                                                OPTION/SAR GRANTS IN 1997


                                                                                                               POTENTIAL
                                                                                                           REALIZABLE VALUE
                                                                                                           AT ASSUMED ANNUAL
                                                                                                            RATES OF STOCK
                                                                                                          PRICE APPRECIATION
                                                         INDIVIDUAL GRANTS(1)                             FOR OPTION TERM(2)
                                     --------------------------------------------------------------       ------------------
                                                     % OF
                                    NUMBER           TOTAL
                                    OF               OPTIONS
                                    SECURITIES       GRANTED
                                    UNDERLYING       TO                EXERCISE OR
                                    OPTIONS          EMPLOYEES         BASE
                                    GRANTED          IN FISCAL         PRICE            EXPIRATION
NAME                                (#)              YEAR (%)          ($/SHARE)        DATE              5%  ($)    10% ($)
-------------------------           -----------      -------------     -------------    ---------------   -------    --------
Yacov Kaufman                       25,000           80.6              5.25             7/31/02           36,262     80,129


-------------------------

(1) The Company did not grant any stock appreciation rights (SARs) in 1997.

(2) The dollar amounts under these columns are the result of calculations at the 5% and 10% compounded annual appreciation rates prescribed by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future price appreciation, if any, of the Common Stock.

(3) These options become exercisable as to one-third in July of each year commencing July 1998.


                                           AGGREGATED OPTION EXERCISES IN 1997
                                         AND FISCAL YEAR END STOCK OPTION VALUES

                                     NUMBER
                                     OF                                 NUMBER OF SECURITIES                VALUE OF
                                     SHARES                            UNDERLYING UNEXERCISED       UNEXERCISED IN-THE-MONEY
                                     ACQUIRED                          OPTIONS AT YEAR END(#)             OPTIONS($)(2)
                                     UPON             VALUE           -----------------------        ------------------------
NAME                               EXERCISE(#)(1)   REALIZED($)     EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
------------------------           --------------   ----------      -----------   -------------    -----------    -------------
George Morgenstern......              --                  --            327,250   120,000                --             --
Samuel Fogel..............            --                  --            206,666    33,334                --             --
Yacov Kaufman...........              --                  --             41,667        --                --             --
David Weldler.............            --                  --             13,333     6,667                --             --

--------------------------

(1) No options were exercised by any of the named persons in 1997.
(2) Based on the closing price for the Common Stock on December 31, 1997, of $4-3/4.

COMPENSATION OF DIRECTORS

    Each director of the Company is paid $1,000 for each meeting which such director attends and is reimbursed for associated out-of-pocket expenses. Dr. Schiff is paid an additional amount of $20,000 per annum for his service as Chairman of the Audit Committee and Stock Option Committee plus additional amounts in the event of special committee assignments. Dr. Schiff was paid a total of $24,000 in 1997 in connection with his service on the Board of Directors and Board committees. Mr. Eisenberger was paid an additional $6,000 in 1997 in connection with his service on the Board and the Audit Committee. Dr. Kuhn was paid an additional $50,000 in 1997 in connection with his service as Vice Chairman of the Company.

    In addition to the director's fees described above, each member of the Board of Directors who is not an employee of the Company (Mr. Krause, Ambassador Rabb and Dr. Schiff) was granted options in 1997 to purchase 7,500 shares of Common Stock at an exercise price of $6.50 per share (the fair market value of the Common Stock on the date of the Company's 1997 annual meeting of stockholders). These options were granted pursuant to the Company's 1994 Stock Option Plan for Outside Directors described below.

    The Company's 1994 Stock Option Plan for Outside Directors provides for awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates and who meet certain other eligibility criteria. Pursuant to the plan, (i) upon first election or appointment to the Board of Directors, each newly elected eligible director will be granted an option to purchase 7,500 shares of Common Stock and (ii) immediately following each annual meeting of stockholders of the Company, each eligible director will generally be granted an option to purchase 7,500 shares of Common Stock. Options granted under the plan are exercisable beginning on the first anniversary of the date of the grant until the earliest of (i) 10 years from the date of grant, (ii) one year from the date of which an optionee ceases to be an eligible director and (iii) the date an optionee ceases to be a director (90 days thereafter if due to the death or disability). Options granted under the plan are required to provide for an exercise price per share equal to 100% of the fair market value per share of Common Stock on the date the option is granted. The maximum number of shares of Common Stock in respect of which awards may be granted under the plan is 200,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Directors has not established a compensation committee. All matters related to compensation, except for matters related to stock option and other stock-based compensation, are determined by the Board of Directors. Matters related to stock options and other stock-based compensation are determined by the Stock Option Committee.

    The following persons served both as members of the Board of Directors and officers of the Company in 1997: Mr. Morgenstern (Chairman of the Board, President and Chief Executive Officer), Dr. Kuhn (Vice Chairman of the Board) and Mr. Krause (Secretary). During 1997, no member of the Board of Directors who was also an officer of the Company participated in any deliberations of the Board of Directors or any committee thereof relating to his own compensation. In addition, Mr. Krause did not participate in any such deliberations relating to Mr. Morgenstern's compensation. Subject to the foregoing limitations, each member of the Board of Directors participated in 1997 in deliberations of the Board of Directors concerning executive officer compensation. For information concerning transactions with the Company in which directors or officers may be deemed to have an interest, see Item 13-- "Certain Relationships and Related Transactions."

EMPLOYMENT ARRANGEMENTS

    George Morgenstern serves as Chairman of the Board, President and Chief Executive Officer of the Company pursuant to an employment agreement which commenced on January 1, 1994 and was modified in January 1997 (the "Employment Agreement"). The Employment Agreement provides for a salary of $420,000 per annum (subject to annual review by the Board and an annual cost of living adjustment commencing in 1998) plus contributions to a nonqualified retirement fund equal to 25% of his base salary. Mr. Morgenstern's compensation pursuant to the Employment Agreement also includes the use of two company automobiles, premium payments on a life insurance policy owned by Mr. Morgenstern and other fringe benefits.

    The Employment Agreement extends through December 31, 2001. Mr. Morgenstern may at any time prior to the end of the term, subject to certain notice requirements, elect to terminate his employment with the Company and to thereafter continue to serve the Company as a consultant for a period (the "Consulting Period") ending on December 31 of the seventh year following the year in which he first commences to serve as a consultant (but in no event prior to December 31, 2005 if the Consulting Period commences following a Change in Control of the Company (as defined in the Employment Agreement) or a breach by the Company of the Employment Agreement). During the Consulting Period, Mr. Morgenstern would be entitled to receive an annual consulting fee plus contributions to a nonqualified retirement fund and the same fringe benefits on the same basis as during the term of his employment as described above. Mr. Morgenstern's annual consulting fee during the Consulting Period will generally be equal to 50% of his annual salary in effect immediately prior to the Consulting Period, reducing to 25% following the end of the fourth full calendar year of the Consulting Period (subject in all cases to an annual cost of living adjustment). However, if Mr. Morgenstern elects to become a consultant following a breach by the Company of its obligations under the Employment Agreement or following a Change in Control of the Company, Mr. Morgenstern would be entitled to receive his full annual salary until December 31, 2001, and thereafter to receive an annual consulting fee as described in the preceding sentence for the balance of the Consulting Period. The Company is obligated under the Employment Agreement to fund at the beginning of any Consulting Period all amounts to become payable to Mr. Morgenstern for consulting services and to fund upon his death all amounts payable to his estate. During the term of the Employment Agreement (including any Consulting Period), Mr. Morgenstern may not engage in a business that is in substantial and direct competition with the business of the Company or any of its subsidiaries.

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

    The stock option agreements with the Company's executive officers generally provide for accelerated vesting in the event of a "Change in Control of the Company" (as defined in such agreements).

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table and the notes thereto set forth information, as of April 18, 1998, concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of Common Stock by (i) each director of the Company, (ii) each of the executive officers of the Company named in the Summary Compensation Table under Item 11--"Executive and Director Compensation," and
(iii) all executive officers and directors of the Company as a group. Except as indicated in the table, the Company is not aware of any stockholder that is the beneficial owner of more than 5% of the outstanding Common Stock of the Company.


                                                                                  PERCENTAGE OF
NAME AND ADDRESS OF                              NUMBER OF COMMON SHARES          COMMON STOCK
BENEFICIAL OWNER  (1)                             BENEFICIALLY OWNED (2)           OUTSTANDING
------------------------------------            ------------------------          -------------

George Morgenstern...............................      556,489(3)                        7.2%
Robert L. Kuhn...................................      442,489(4)                        5.4%
Samuel Fogel.....................................      297,403(5)                        3.7%
Yacov Kaufman....................................       41,667(6)                          *
Harvey Eisenberger...............................       15,000(6)                          *
Sheldon Krause...................................       20,000(6)                          *
Susan L. Malley..................................         --                               *
Hon. Maxwell M. Rabb.............................       20,000(6)                          *
Allen I. Schiff..................................       20,000(6)                          *
All executive officers and directors
of the Company as a group (9 people).............    1,413,048                          17.0%

-----------------------------------
*   Less than 1%

(1)   Business address is in care of the Company.

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

(3) Consists of (i) 179,239 shares held by Mr. Morgenstern, including 100,000 shares received by Mr. Morgenstern in March 1996 as a restricted stock award vesting over a three-year period, and (ii) 377,250 currently exercisable options held by Mr. Morgenstern.

(4) Consists of 192,656 shares and 249,833 currently exercisable options held by Dr. Kuhn.

(5) Consists of 90,737 shares and 206,666 currently exercisable options held by Mr. Fogel.

(6)   Consists of currently exercisable options.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1996 and 1997, the Company made a loan to George Morgenstern, its Chairman, President and Chief Executive Officer. As of December 31, 1997, the balance of this loan, which bears interest at an annual rate of 7%, was approximately $650,000. The principal of, and interest on, such loan is payable in installments as follows: (i) 105 bi-weekly payments of $3,000 each, commencing on January 2, 1998, (ii) four annual payments of $72,000 each, commencing on December 31, 1998, and (iii) a final payment on December 31, 2001 in an amount equal to the then remaining outstanding balance of the loan plus accrued and unpaid interest.

     During 1997, the Company paid approximately $401,000 for legal services rendered and reimbursement of out-of-pocket expenses to Ehrenreich & Krause, a law firm in which Sheldon Krause, a director and Secretary of the Company, is a member. (Effective January 1998, such law firm is known as Ehrenreich Eilenberg Krause & Zivian LLP.) In addition, Tower paid approximately $153,000 for legal services rendered and reimbursement of out-of-pocket expenses to such firm in 1997. Prior to 1997, Tower's financial results were included in the Company's consolidated financial statements, and payments by both companies to Ehrenreich & Krause were reported on a combined basis. Mr. Krause is the son-in-law of George Morgenstern, Chairman, President and Chief Executive Officer of the Company.

     During 1997, Shlomie Morgenstern, Director of Operations for the Company's Databit and International Data Operations subsidiaries, received compensation of approximately $98,000. Shlomie Morgenstern is a son of George Morgenstern, Chairman, President and Chief Executive Officer of the Company.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on April 19, 1998.


                                             DATA SYSTEMS & SOFTWARE INC.



                                           By:   /s/ Sheldon Krause
                                              ----------------------------
                                               Sheldon Krause, Secretary