Form 10-Q
period 1998-03-31
DATA SYSTEMS & SOFTWARE INC
filed 1998-05-15
CIK 880984

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                         Commission file number 0-19771

                          DATA SYSTEMS & SOFTWARE INC.
               (Exact name of registrant as specified in charter)

     Delaware                                             22-2786081
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization)                         identification no.)

200 Route 17, Mahwah, New Jersey                                  07430
----------------------------------------                         --------
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

Number of shares outstanding of the registrant's common stock, as of April 30, 1998: 7,369,178

                                TABLE OF CONTENTS

PART I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                     as of December 31, 1997 and March 31, 1998 ............. 1

                  Consolidated Statements of Operations
                     for the three month periods ended
                     March 31, 1997 and 1998 ................................ 2

                  Consolidated Statement of Changes in Shareholders' Equity
                     for the three month period ended
                     March 31, 1998 ......................................... 3

                  Consolidated Statements of Cash Flows
                     for the three month periods ended
                     March 31, 1997 and 1998 ................................ 4

                  Schedules to Consolidated Statements of Cash Flows
                     for the three month periods ended
                     March 31, 1997 and 1998 ................................ 5

                  Notes to  Consolidated  Financial  Statements ........... 6-7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ........ 8-10

PART II. Other Information

         Item 1. Legal Proceedings ........................................ 11

         Item 4  Submission of Matters to a Vote of Security Holders ...... 11

         Item 6  Exhibits and Reports on Form 8-K ......................... 11

Signatures ................................................................ 12

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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

                                                                     December 31,  March 31,
                                 ASSETS                                  1997        1998
                                                                      ----------  ----------
Current assets:                                                                   (unaudited)
   Cash and cash equivalents                                            $  1,424    $  1,400
   Short-term interest bearing bank deposits                                  73         223
   Marketable debt securities                                              1,600           0
   Restricted cash                                                         1,786         330
   Trade accounts receivable, net                                          9,003      10,346
   Inventory                                                                 377         841
   Note receivable                                                         2,248       2,289
   Other current assets                                                    1,446       1,250
                                                                        --------    --------
        Total current assets                                              17,957      16,679
                                                                        --------    --------
Investments                                                               70,695      70,091
                                                                        --------    --------
Property and equipment, net                                                2,181       2,475
                                                                        --------    --------
Other assets:
   Capitalized software development costs, net                             4,630       4,674
   Intangible assets,  net                                                   338         755
   Other                                                                   1,670       1,486
                                                                        --------    --------
                                                                           6,638       6,915
                                                                        --------    --------
        Total assets                                                    $ 97,471    $ 96,160
                                                                        ========    ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt - banks and others                                   $  2,581    $  1,909
   Current maturities of long-term debt - banks and others                 1,128       1,181
   Accounts payable                                                        2,606       4,960
   Accrued payroll, payroll taxes and social benefits                      2,464       2,685
   Other current liabilities                                               1,704       1,590
                                                                        --------    --------

        Total current liabilities                                         10,483      12,325
                                                                        --------    --------
Long-term liabilities -bank and others, net of current maturities            481         561
                                                                        --------    --------
Minority interests                                                        30,272      29,859
                                                                        --------    --------
Shareholders' equity:
   Common stock - $.01 par value per share:
     Authorized - 20,000,000 shares; Issued - 7,708,540 shares                77          77
   Additional paid-in capital                                             34,193      34,242
   Retained earnings                                                      23,813      20,944
                                                                        --------    --------
                                                                          58,083      55,263
   Treasury stock, at cost - 339,362 shares                               (1,848)     (1,848)
                                                                        --------    --------
        Total shareholders' equity                                        56,235      53,415
                                                                        --------    --------
        Total liabilities and shareholders' equity                      $ 97,471    $ 96,160
                                                                        ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (unaudited)
                  (dollars in thousands, except per share data)

                                                           Three months ended
                                                                March 31,
                                                          --------------------
                                                            1997        1998
                                                          --------    --------
Sales:
   Products                                               $  5,403    $  6,765
   Services                                                  4,637       4,862
                                                          --------    --------
                                                            10,040      11,627
                                                          --------    --------
Cost of sales:
   Products                                                  6,324       5,797
   Services                                                  3,965       3,402
                                                          --------    --------
                                                            10,289       9,199
                                                          --------    --------
   Gross profit (loss)                                        (249)      2,428
Research and development expenses                              161         298
Selling, general and administrative expenses                 4,391       4,799
                                                          --------    --------
   Operating loss                                           (4,801)     (2,669)
Interest income                                                260          61
Interest expense                                              (152)        (92)
Other income, net                                                2          45
                                                          --------    --------
   Loss before income taxes                                 (4,691)     (2,655)
Income tax expense (benefit)                                  (164)         23
                                                          --------    --------
   Loss after income taxes                                  (4,527)     (2,678)
Minority interests                                            (635)        414
Equity (loss) in affiliates                                  1,764        (605)
                                                          --------    --------
   Net loss                                               ($ 3,398)   ($ 2,869)
                                                          ========    ========

   Basic net loss per share                                 ($0.46)     ($0.39)
                                                          ========    ========

Weighted average number of shares (in thousands)             7,369       7,369
                                                          ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                   DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Consolidated Statement of Changes in Shareholders' Equity
                     (dollars in thousands, except share data)

                         Number                Additional
                           of        Common      paid-in    Treasury     Retained
                         shares       stock      capital      stock      earnings       Total
                        ---------   ---------   ---------   ---------    ---------    ---------
Balances as of
   January 1, 1998      7,708,540   $      77   $  34,193   ($  1,848)   $  23,813    $  56,235

Unamortized
   restricted stock
   award compensation           0           0          49           0            0           49

Net loss                        0           0           0           0       (2,869)      (2,869)
                        ---------   ---------   ---------   ---------    ---------    ---------
Balances as of
   March 31, 1998       7,708,540   $      77   $  34,242   ($  1,848)   $  20,944    $  53,415
                        =========   =========   =========   =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                       Three months ended
                                                                            March 31,
                                                                       --------------------
                                                                         1997        1998
                                                                       --------    --------
Cash flows from operating activities:
   Net loss                                                            ($ 3,398)   ($ 2,869)
   Adjustments to reconcile net loss to net cash used
     in operating activities - see Schedule A                             1,341       1,799
                                                                       --------    --------
     Net cash used in operating activities                               (2,057)     (1,070)
                                                                       --------    --------
Cash flows from investment activities:
   Short-term and long-term bank deposits, net                               12        (150)
   Restricted cash, net                                                       0       1,456
   Investment in marketable securities                                  (15,325)          -
   Proceeds from realization of marketable securities                    17,607       1,600
   Acquisitions of property and equipment                                  (364)       (630)
   Proceeds from sale of property and equipment                              32         115
   Acquisition of intangible assets                                           -        (500)
   Investments in capitalized software development costs                   (177)        (43)
   Increase in other assets                                                (708)        (23)
   Net effect of change in reporting from equity
     to consolidation method - see Schedule B                               102           -
                                                                       --------    --------
     Net cash provided by investment activities                           1,179       1,825
                                                                       --------    --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                               49           -
   Proceeds from exercise of option warrants of subsidiary                    -          (3)
   Short-term debt, net                                                      55        (672)
   Repayments of long-term debt                                             (54)       (104)
                                                                       --------    --------
     Net cash provided by (used in) financing activities                     50        (779)
                                                                       --------    --------
Net decrease in cash and cash equivalents                                  (828)        (24)

Cash and cash equivalents at beginning of period                          2,464       1,424
                                                                       --------    --------
Cash and cash equivalents at end of period                             $  1,636    $  1,400
                                                                       ========    ========
Supplemental cash flow information: Cash paid during the period for:

     Interest                                                          $     57    $     61
                                                                       ========    ========
     Income taxes                                                      $     23    $     50
                                                                       ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
               Schedules to Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                     Three months ended
                                                                         March 31,
                                                                     ------------------
                                                                      1997       1998
                                                                     -------    -------
A.  Adjustments to reconcile net loss
      to net cash used in operating activities:
    Depreciation and amortization                                    $   264    $   384
    Minority interests                                                   635       (435)
    Write-down of capitalized software development and other costs     1,967          -
    Earnings on marketable debt securities                               (56)        (6)
    Deferred income taxes                                                159        433
    Increase in liability for severance pay                              183        136
    Equity in affiliates                                              (1,764)       604
    Gain on sale of property, plant and equipment, net                    (1)       (42)
    Other                                                               (318)       169
    Increase in accounts receivable and other current assets          (1,322)    (1,501)
    Decrease (increase) in inventory                                     240       (465)
    Increase in long-term receivables                                    (41)       (41)
    Increase in accounts payable and other current liabilities         1,395      2,476
    Increase in customer advances, net                                     -         87
                                                                     -------    -------
                                                                     $ 1,341    $ 1,799
                                                                     =======    =======

B.  Net effect of change in reporting from
      equity method to consolidation of subsidiary:
    Working capital, net of cash                                     ($   18)
    Intercompany loans                                                 1,157
    Other assets                                                      (1,037)
                                                                     -------
                                                                     $   102
                                                                     =======

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

     In the opinion of the Company, all adjustments necessary for a fair presentation have been reflected herein. Such adjustments included, in addition to adjustments of a normal recurring nature, the discontinuation of CybrCard development and marketing activity, although most of the entries in this regard were included in the financial statements for the year ended December 31, 1997. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts included in the Consolidated Statements of Operations for the three month period ended March 31, 1997, have been reclassified to conform with current presentation. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2. Investment in Tower

      Although the Company has effective control of Tower, the Company does not have voting control of more than 50% of Tower's shares and is consolidating Tower's operations on an equity basis.

     Summarized statement of operations information of Tower is as follows:

                                                            Three months ended
                                                                 March 31,
                                                           -------------------
                                                             1997        1998
                                                           -------------------
    Sales                                                  $29,121     $23,187
    Gross profit                                             8,059         990
    Research and development                                 1,309       2,140
    Sales, general and administrative                        1,917       1,947
    Operating income (loss)                                  4,833      (3,097)

Note 3: Implementation of Accounting Standards

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits". SFAS No. 132 revises and standardizes employers' disclosures regarding pension and other post-retirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and believes that it is in compliance with this disclosure.

Note 4: Inventory

     Inventory includes almost exclusively merchandise and finished goods.

Note 5: Acquisition

      In January 1998, the Company acquired certain assets and licensed intellectual property from Lucent Technologies, Inc. This technology will be used by the Company's recently formed Comverge Technologies subsidiary which will market the Customer Connection for Utilities (CCU) to customers in the US. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price of $1.25 million has been allocated to the assets acquired based on their estimated fair value at the date of acquisition. Of the purchase price, $500,000 has been allocated to the license agreement and is being amortized over the five year period of this agreement. The valuation of the acquired assets is preliminary and as a result, the allocation of the acquisition costs among the tangible and intangible assets may change.

Note 6: Subsequent Events

      In 1996 the Company sold its shares in Mobile Information Systems Ltd., a joint venture of the Company's subsidiary DSI Israel and Geotek Communications, Inc. ("Geotek") to Geotek in exchange for a $2 million unsecured note, bearing annual interest of 8.25%, payable July 1, 1998. In February 1998, the Company signed an agreement with Geotek, modifying the note to permit its conversion into shares of Geotek Common Stock. In April 1998 the Company received from Geotek, 3,000,000 Geotek shares. Based on the agreement with Geotek, the delivery of these shares represented payment of approximately $1.7 million of the approximately $2.3 million principal of and accrued interest on the note. These shares were subsequently sold by the Company for approximately $1.8 million. The approximately $610,000, which remains outstanding on the note, is to be paid by Geotek either by way of transferring additional shares to the Company, subject to Geotek registering the resale of such shares, or in accordance with the aforementioned terms of the note. The Company has not created a reserve against the balance of the note.

      In April 1998 the Company sold certain assets and the technology related to its PHD product to Computer Associates International, Inc. for approximately $7 million. The Company will recognize a gain of approximately $5 million before taxes in the second quarter of 1998 in connection with this transaction.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General

     Data Systems & Software Inc. through its subsidiaries in the United States and in Israel (collectively, the "Company") is a provider of computer consulting and development services and is an authorized direct seller and value-added-reseller ("VAR") of computer hardware products. Through its investment in Tower Semiconductor Ltd.("Tower"), the Company also engages in the manufacture of semiconductors.

     Although it has effective control of Tower, due to the fact that the Company does not have legal voting control of more than 50% of Tower's shares, the Company accounts for its interest in Tower's results using the equity method, including its pro-rata share of Tower's net income (loss) as equity income (loss).

     Capitalized software development costs reflected on the balance sheet as of March 31, 1998 were $4.7 million, all of which related to the Company's EPSM product. Applicable accounting principles require that capitalized software costs be periodically reviewed and written down to net realizable value. The Company took significant writedowns of such costs in the first quarter of 1997 and has taken such writedowns in prior periods. Possible writedowns of currently capitalized software costs associated with EPSM may significantly affect operating results in 1998 and future periods. Research and development costs associated with the EPSM product during 1998 are expected to be expensed, as the product is nearing completion and most of the ongoing costs relate to product maintenance and enhancement.

     The Company's future operating results are also subject to the outcome of various other factors and are subject to various other risks and uncertainties. See "Item 1.Business - Factors Which May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K").

Results of Operations

     The following table sets forth certain information with respect to the results of operations of the Company for the three months ended March 31, 1997 and 1998, including the percentage of total revenues during each period attributable to selected components of operations statement data, and for the period to period percentage changes in such components.

                                            Three months ended March 31,          Change
                                 ---------------------------------------------     from
                                         1997                     1998             1997
                                 --------------------     --------------------   --------
                                               % of                     % of       % of
                                  ($,000)      sales       ($,000)      sales      1997
                                 --------    --------     --------    --------   --------
Sales                            $ 10,040       100%      $ 11,627       100%        16%
Cost of sales                      10,289       102          9,199        79        (11)
                                 --------     -----       --------      ----      -----
Gross profit                         (249)       (2)         2,428        21
R&D expenses                          161         2            298         3         85
SG&A expenses                       4,391        44          4,799        41          9
                                 --------     -----       --------      ----      -----
Operating loss                     (4,801)      (48)        (2,669)      (23)        44
Interest income (expense), net        108         1            (31)      (--)       129
Other income, net                       2        --             45        --
                                 --------     -----       --------      ----      -----
Loss before income taxes           (4,691)      (47)        (2,655)      (23)        43
Income tax (benefit) expense         (164)       (2)            23        --        114
                                 --------     -----       --------      ----      -----
Loss after income taxes            (4,527)      (45)        (2,678)      (23)        41
Equity income (loss), net of
   minority interests               1,129        11           (191)       (2)      (117)
                                 --------     -----       --------      ----      -----
Net loss                         ($ 3,398)      (34%)     ($ 2,869)      (25%)      (16)
                                 ========     =====       ========      ====      =====

     SALES. The increase in sales in the three months ended March 31, 1998 as compared to the same period in 1997 was due to a 33% increase in Computer -VAR sales and a 27% increase in sales from consulting and development services in the Company's Israeli operations. This increase was partially offset by a decrease in sales from the United States consulting services.

     GROSS PROFIT. The increase in gross profit in the three months ended March 31, 1998, as compared to the same period in 1997, was primarily due to one time writedowns of development expenses in the first quarter of 1997. In addition, gross profits increased by over 40%, in the Company's other activities.

     RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). The increase in R&D during the three months ended March 31, 1998 as compared to the same period in 1997, was due to the Company's EPSM product development expenses, as the product is nearing completion and development expenses can not be capitalized.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The increase in SG&A in the three months ended March 31, 1998, by 9%, as compared to the same period in 1997, was primarily due to increased professional fees. In both periods a significant portion of SG&A expenses were attributable to marketing efforts related to the Company's PHD and CybrCard products. These efforts have since been discontinued. See "Financial Condition".

     OPERATING LOSS. The decrease in the operating loss in the three months ended March 31, 1998, as compared to the same period in 1997, was attributable to the aforementioned increase in gross profits, partially offset by the increase in R&D and SG&A.

     SHARE OF AFFILIATED COMPANY'S NET INCOME (LOSS). The decrease in the equity income (loss), net of minority interests, was a result of a loss in Tower, primarily attributable to lower sales and capacity utilization, as well as increased R&D. See "Financial Condition".

     NET LOSS. The decrease in the net loss in the three months ended March 31, 1998, as compared to the same period in 1997, was attributable to a decrease in operating losses in the Company's computer activities, as described above, partially offset by the equity losses from Tower.

Financial Condition

     As of March 31, 1998, DSSI and its wholly-owned subsidiaries had working capital of $1.9 million, including cash and cash equivalents of $1.7 million. Although there is no legal restriction, preventing disposition of the Company's investments in its less than wholly owned subsidiaries, or the distribution to the Company of their earnings, cash of these subsidiaries (including DSSI's principal subsidiaries, DSI Israel and Tower) is generally not available for use by DSSI or other subsidiaries. In the past, DSSI has financed the operations of its wholly owned subsidiaries from the proceeds of a public offering in 1993, an institutional private placement in June 1994 and the receipt of cash dividends from Tower in December 1996 and 1997.

     The decrease in working capital as compared with the working capital at December 31, 1997 was due to operating losses during the first quarter of 1998, primarily attributable to the Company's investment in the production and marketing of its PHD and CybrCard products.

     In February 1998, the Company discontinued all CybrCard development and marketing activity due to the high costs involved in continued marketing efforts. In April 1998 the Company sold certain assets and the technology related to its PHD product to Computer Associates International, Inc. for approximately $7 million, and will recognize a capital gain of approximately $5 million before tax in the second quarter of 1998. DSSI, through one of its wholly owned subsidiaries, has at its disposal $2.2 million of bank credit, secured by accounts receivable of this subsidiary, none of which is being currently used. DSSI believes that it has adequate liquidity to finance its ongoing corporate activities.

     DSI Israel has satisfied its financial and operating requirements principally through cash from operations and the net proceeds of its initial public offering in December 1992. As of March 31, 1998, DSI Israel had working capital of $2.7 million, net of short term bank credit of $759,000. DSI Israel has at its disposal additional bank credit should it require. Certain of its bank deposits serve as collateral for bank loans and guarantees.

      Although the Company has effective control of Tower the Company does not have voting control of more than 50% of Tower's shares and, therefore, includes the results of Tower's operations on an equity basis. Tower has satisfied its financial and operating requirements principally through cash from operations, Investment Center grants, an advance from a customer and the net proceeds of its public offerings in 1994 and 1995. As of March 31, 1998, Tower had working capital of $91 million, including cash, short-term bank deposits and marketable securities of $85.2 million.

     Upon announcing its financial results for the first quarter of 1998, Tower also announced that it expected losses of approximately $5 million in the second quarter of 1998.

Impact of Inflation and Currency Fluctuations

     Approximately 70% of the Company's sales are denominated in dollars. The remaining portion is primarily denominated in New Israel Shekels ("NIS") that are linked to the dollar. These transaction amounts are linked to the dollar for the period between the date the transactions are entered into and the date they are effected and billed. Subsequent thereto, through the date of settlement, amounts are primarily unlinked. The majority of the Company's expenses in the three months ended March 31, 1998 were in dollars or dollar-linked NIS and virtually all the remaining expenses were in NIS. The dollar cost of the Company's operations in Israel is influenced by the timing and extent of any increase in the rate of inflation in Israel over the rate of inflation in the United States that is not offset by the devaluation of the NIS in relation to the dollar. The Company believes that the rate of inflation in Israel has had a minor effect on its business to date. However, the Company's dollar costs in Israel will increase if inflation in Israel were to exceed the devaluation of the NIS against the dollar or the timing of such devaluation lags behind inflation in Israel, as it occasionally has in the past.

     The Company does not engage in any hedging activities.

     As of March 31, 1998, virtually all of the Company's monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS, and the net amount of such monetary assets and liabilities was not material. In the event that in the future the Company has material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

PART II - Other information

Item 1: Legal Proceedings

        See Part I, Item 3 of the Company's 1997 10-K for a discussion of material litigation to which the Company is a party.

Item 4: Submission of Matters to a Vote of Security Holders

        None

Item 6: Exhibits and Reports on Form 8-K

        Exhibits

        Exhibit 27.1 - Financial Data Schedule

        Reports on Form 8-K

        Report of the Company on form 8-K dated February 9, 1998.

        Report of the Company on form 8-K dated February 17, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.

                                  DATA SYSTEMS AND SOFTWARE INC.

Dated:  May 14, 1998

                                  By:  /s/ Yacov Kaufman
                                      ------------------------
                                      Yacov Kaufman
                                      Chief Financial Officer