Form 10-Q
period 1998-06-30
DATA SYSTEMS & SOFTWARE INC
filed 1998-08-14
CIK 880984

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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
/X/ Yes   No

Number of shares outstanding of the registrant's common stock, as of July 31,
1998:   7,379,178

                             TABLE OF CONTENTS

PART I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                     as of December 31, 1997 and June 30, 1998. . . . . . . .  1

                  Consolidated Statements of Operations
                     for the three month and six month periods ended
                     June 30, 1997 and June 30, 1998. . . . . . . . . . . . .  2

                  Consolidated Statement of Changes in Shareholders' Equity
                     for the six month period ended
                      June 30, 1998 . . . . . . . . . . . . . . . . . . . . .  3

                  Consolidated Statements of Cash Flows
                     for the six month periods ended
                     June 30, 1997 and June 30, 1998. . . . . . . . . . . . .  4

                  Schedules to Consolidated Statements of Cash Flows
                     for the six month periods ended
                     June 30, 1997 and June 30, 1998. . . . . . . . . . . . .  5

                  Notes to Consolidated Financial Statements. . . . . . . .  6-7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations. . . . .  8-10

PART II. Other Information

         Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  11

         Item 4  Submission of Matters to a Vote of Security Holders . . . .  11

         Item 6  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12




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

                     DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       (dollars in thousands, except share data)

                                                           As of        As of
                                                        December 31,   June 30,
                                                        -----------   ---------
                        ASSETS                             1997         1998
                                                        -----------   ---------
                                                                     (unaudited)
Current assets:

   Cash and cash equivalents                             $ 1,424       $ 1,679
   Short-term interest bearing bank deposits                  73         2,040
   Marketable debt securities                              1,600         1,300
   Restricted cash                                         1,786           330
   Trade accounts receivable, net                          9,003         9,768
   Inventory                                                 377           685
   Note receivable                                         2,248             -
   Other current assets                                    1,173(*)      1,062
                                                         -------       -------
      Total current assets                                17,684        16,864
                                                         -------       -------
Investments                                               70,695        67,989
                                                         -------       -------
Property and equipment, net                                2,181         1,966
                                                         -------       -------
Other assets:
   Intangible assets, primarily goodwill                     338           701
   Other                                                   1,468(*)      1,336
                                                         -------       -------
                                                           1,806         2,037
                                                         -------       -------
      Total assets                                       $92,366       $88,856
                                                         =======       =======

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt - banks and others                    $ 2,581       $   405
   Current maturities of long-term debt - banks
      and others                                           1,128           838
   Trade accounts payable                                  2,606         3,272
   Accrued payroll, payroll taxes and social benefits      2,464         2,412
   Other current liabilities                               1,704           747
                                                         -------       -------
      Total current liabilities                           10,483         7,674
                                                         -------       -------
Long-term liabilities:
   Long-term debt - banks and others, net of
      current maturities                                     481           491
                                                         -------       -------

Minority interests                                        29,094(*)     27,598
                                                         -------       -------
Shareholders' equity :
   Common stock - $.01 par value per share:
      Authorized 20,000,000 shares; Issued
      and outstanding - 7,708,540 shares and
      7,718,540 at December 31, 1997 and
      June 30, 1998, respectively                             77            77
   Additional paid-in capital                             34,193        34,346
   Retained earnings                                      19,886(*)     20,518
                                                         -------       -------
                                                          54,151        54,941

   Treasury stock, at cost - 339,362 shares
      at December 31, 1997 and June 30, 1998              (1,848)       (1,848)
                                                         -------       -------
            Total shareholders' equity                    52,308        53,093
                                                         -------       -------
            Total liabilities and shareholders' equity   $92,366       $88,856
                                                         =======       =======

(*) Restated figures - See Note 2 to consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                    DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                     (dollars in thousands, except per share data)

                                      Six months ended      Three months ended
                                           June 30,               June 30,
                                     ------------------     ------------------
                                       1997      1998         1997      1998
                                     ------------------     ------------------
Sales:
   Products                          $ 9,897    $11,824     $ 4,494    $ 5,059
   Services                           10,284      9,627       5,647      4,675
                                     -------    -------     -------    -------
                                      20,181     21,451      10,141      9,734
                                     -------    -------     -------    -------
Cost of sales:
   Products                           10,228      9,278       3,904      3,481
   Services                            7,817      7,328       3,852      3,926
                                     -------    -------     -------    -------
                                      18,045     16,606       7,756      7,407
                                     -------    -------     -------    -------
                                     -------    -------     -------    -------
      Gross profit                     2,136      4,845       2,385      2,327

Research and development
   expenses, net                         661(*)     758         323(*)     416
Selling, general and
   administrative expenses             9,180      7,756       4,789      2,867
                                     -------    -------     -------    -------

      Operating loss                  (7,705)    (3,669)     (2,727)      (956)

Interest income                          545        125         285         64
Interest expenses                       (160)      (166)         (8)       (74)
Gain on sale of division                   -      5,998           -      5,998
Other income (loss), net                  23       (382)         21       (427)
                                     -------    -------     -------    -------
      Income (loss) before
         income taxes                 (7,297)     1,906      (2,429)     4,605

Income tax expense                       533(*)      73          49(*)      42
                                     -------    -------     -------    -------
      Income (loss) after
         income taxes                 (7,830)     1,833      (2,478)     4,563

Minority interests                       353(*)     395         108(*)     220
Equity income (loss) in affiliates,
   net of minority interests           2,416     (1,596)      1,375     (1,247)
                                     -------    -------     -------    -------

      Net income (loss)              ($5,061)      $632       ($995)    $3,536
                                     =======    =======     =======    =======

Basic net income (loss) per share     ($0.69)     $0.09      ($0.14)     $0.48
                                     =======    =======     =======    =======

Weighted average number of shares
   outstanding (in thousands)          7,369      7,372       7,369      7,376
                                     =======    =======     =======    =======

Diluted net income (loss)
   per share                          ($0.69)     $0.09      ($0.14)     $0.48
                                     =======    =======     =======    =======

Weighted average number of shares
   outstanding and common share
   equivalents (in thousands)          7,369      7,374       7,369      7,378
                                     =======    =======     =======    =======

(*) Restated figures - See Note 2 to consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                       DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                       (in thousands)

                           THOUSANDS        ADDITIONAL
                              OF     COMMON   PAID-IN  TREASURY  RETAINED
                            SHARES    STOCK   CAPITAL    STOCK   EARNINGS    TOTAL
                           --------  ------   -------  --------  --------   -------
Balances, January 1, 1998     7,709     $77   $34,193  ($1,848)  $19,886(*) $52,308

Common stock issued upon

   Exercise of warrants          10       -        55        -         -         55

Unamortized restricted stock
   award compensation             -       -        98        -         -         98

Net income                        -       -         -        -       632        632
                             ------   -----   -------  -------   -------    -------
Balances, June 30, 1998
    (unaudited)               7,719     $77   $34,346  ($1,848)  $20,518    $53,093
                             ======   =====   =======   ======   =======    =======


(*) Restated figures - See Note 2 to consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                       DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                  (dollars in thousands)

                                                              Six months ended
                                                                   June 30,
                                                             -------------------
                                                               1997       1998
                                                             -------------------
Cash flows from operating activities:
   Net income (loss)                                         ($5,061)(*) $  632
   Adjustments to reconcile net income
      (loss) to net cash provided by operating
      activities - see Schedule A                              1,030 (*) (5,850)
                                                             -------    -------
         Net cash used in operating activities                (4,031)    (5,218)
                                                             -------    -------
Cash flows provided by investing activities:
   Short-term and long-term bank deposits, net                    23     (1,967)
   Restricted cash, net                                         (300)     1,456
   Investment in marketable securities                       (22,224)    (4,099)
   Proceeds from realization of marketable securities         26,380      4,416
   Net proceeds from sale of division -See schedule C              -      6,595
   Acquisitions of property and equipment                       (505)      (743)
   Proceeds from sale of property and equipment                   32        128
   uisition of intangible assets                                  -       (500)
   Investments in capitalized software
      development costs, net                                    (298)(*)      -
   (Increase) decrease in other assets                          (597)     1,070
   Net effect of change in reporting from

      consolidation to equity method - see Schedule B            102          -
                                                             -------    -------
        Net cash provided by investing activities              2,613      6,356
                                                             -------    -------
Cash flows provided by (used in) financing activities:
   Proceeds from issuance of common stock, net                     -         55
   Proceeds from sale of shares received in
      partial conversion of note receivable                        -      1,871
   Short-term debt, net                                          469     (2,176)
   Proceeds of long-term debt                                     25          -
   Repayments of long-term debt                                  (92)      (633)
                                                             -------    -------
        Net cash provided by (used in)
          financing activities                                   402       (883)
                                                             -------    -------
                                                             -------    -------
Net increase (decrease) in cash and cash equivalents          (1,016)       255

Cash and cash equivalents at beginning of period               2,464      1,424
                                                             -------    -------
Cash and cash equivalents at end of period                    $1,448     $1,679
                                                             =======    =======
Supplemental cash flow information:
Cash paid during the period for:
      Interest                                                $   86     $  135
                                                             =======    =======
      Income taxes                                            $   98     $  127
                                                             =======    =======

(*) Restated figures - See Note 2 to consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                     DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (dollars in thousands)

                                                              Six months ended
                                                                   June 30,
                                                             -------------------
                                                               1997       1998
                                                             -------------------
A. Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                        $  537      $  319
        Minority interests                                    1,162 (*)  (1,494)
        Write-down of capitalized software
           development costs                                  1,995           -
        Allowance for writeoff against note receivable            -         610
        Earnings on marketable debt securities                  (83)        (17)
        Deferred income taxes                                   923 (*)       -
        Increase in liability for severance pay                 198         103
        Equity in affiliates                                 (3,931)      1,596
        Gain on sale of division - See schedule C                 -      (5,998)
        Gain on sale of securities                                         (192)
        Gain on sale of property, plant
           and equipment, net                                     -         (37)
        Amortization of restricted stock
           award compensation                                    98          98
        Other                                                   (31)          5
        Increase in accounts receivable
           and other current assets                          (2,084)(*)  (1,137)
        (Increase) decrease in inventory                         57        (307)
        Decrease (increase) in long-term receivables           (275)        131
        Increase in accounts payable
           and other current liabilities                      2,464         220
        Increase in customer advances, net                        -         250
                                                            -------     -------
                                                             $1,030     ($5,850)
                                                            =======     =======

B. Net effect of change in reporting from
      consolidation to equity method - see Note 3:
         Working capital, net of cash                          ($18)
         Investment recorded                                  1,157
         Other assets                                        (1,037)
                                                            -------
                                                               $102
                                                            =======

C. Assets/liabilities transferred upon sale of division:
         Trade accounts receivable, net                                  $  754
         Property and equipment, net                                        405
         Accrued payroll, payroll taxes
            and social benefits                                            (111)
         Other current liabilities                                         (452)
                                                                        -------
                                                                         $  596
                                                                        =======

D. Non - cash activities:
   Receipt of 3,000,000 shares in partial
      conversion of note receivable from Geotek.                         $1,871
                                                                        =======

(*) Restated figures - See Note 2 to consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                   DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

    In the opinion of the Company, all adjustments necessary for a fair presentation have been reflected herein. Such adjustments included, in addition to adjustments of a normal recurring nature, the discontinuation of CybrCard development and marketing activity, although most of the entries in this regard were included in the financial statements for the year ended December 31, 1997. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts included in the Consolidated Statements of Operations for the three and six month periods ended June 30, 1997, have been reclassified to conform with current presentation. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2. Restatement of Consolidated Financial Statements

    Subsequent to the issuance of the Company's Financial Statements for the first quarter of 1998, a subsidiary filed restated financial statements which have a material effect on the Company's financial statements. The subsidiary's restatement was in response to an order of the Israel Securities Authority ("ISA") which required primarily the expensing of previously capitalized software development costs. The Company's consolidated financial statements for the periods presented herein reflect the restatement of financial statements for the year ended December 31, 1997 and the quarter ended March 31, 1998. The Company will be filing amendments to its Form 10-K for the year ended December 31, 1997 and Form 10-Q for the three months ended March 31, 1998, to reflect the restatement.

Note 3. Investment in Tower

    Although the Company has effective control of Tower, the Company does not have voting control of more than 50% of Tower's shares and as a result is consolidating Tower's operations on an equity basis.

    Summarized statement of operations information of Tower is as follows:

                                        Six months ended    Three months ended
                                            June 30,             June 30,
                                       -----------------    ------------------
                                         1997     1998        1997      1998
                                       -----------------    ------------------
    Sales                              $59,928   $37,759    $30,807    $14,572
    Gross profit (loss)                 17,742    (2,248)     9,683     (3,238)
    Research and development             3,239     4,210      1,930      2,070
    Sales, general and administrative    3,870     4,038      1,953      2,091
    Operating income (loss)             10,633   (10,496)     5,800     (7,399)

Note 4: Implementation of Accounting Standards

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

Note 5: Inventory

    Inventory consists almost exclusively of merchandise and finished goods.

Note 6: Acquisition and sale

    In January 1998, the Company acquired certain assets and licensed intellectual property from Lucent Technologies, Inc. This technology will be used by the Company's recently formed Comverge Technologies subsidiary which will market the Customer Connection for Utilities (CCU) to customers in the US. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price of $1.25 million has been allocated to the assets acquired based on their estimated fair value at the date of acquisition. Of the purchase price, $500,000 has been allocated to the license agreement and is being amortized over the five-year period of this agreement.

    In April 1998 the Company sold certain assets and the technology related to its PHD product to Computer Associates International, Inc. for approximately $7 million. The Company recognized a capital gain of approximately $6 million before taxes in the second quarter of 1998 in connection with this transaction.

Note 7: Other expenses

    In 1996 the Company sold its shares in Mobile Information Systems Ltd. ("MIS"), a joint venture of the Company's subsidiary DSI Israel and Geotek Communications, Inc. ("Geotek") to Geotek in exchange for a $2 million unsecured note, bearing annual interest of 8.25%, payable July 1, 1998. In February 1998, the Company signed an agreement with Geotek, modifying the note to permit its conversion into shares of Geotek Common Stock. In April 1998 Geotek issued to the Company 3,000,000 shares of Geotek Common Stock. Based on its agreement with Geotek, the delivery of these shares represented payment of approximately $1.7 million of the approximately $2.3 million principal of and accrued interest on the note. These shares were subsequently sold by the Company for approximately $1.9 million. In June 1998 Geotek filed for protection under Chapter 11 of the Bankruptcy Act. The Company has therefor established a reserve for doubtful debts equal to the remaining balance of approximately $610,000 which remains outstanding on the note. The doubtful debt expense resulting from this allowance, partially offset by the profit from the sale of the Geotek shares, is included in other expenses, net.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

General

    Data Systems & Software Inc. through its subsidiaries in the United States and in Israel (collectively, the "Company") is a provider of computer consulting and development services and is an authorized direct seller and value-added-reseller ("VAR") of computer hardware products. The Company also develops and markets two-way communication solutions which support automated meter reading, power supply management and other functions for utilities. Through its investment in Tower Semiconductor Ltd.("Tower"), the Company also engages in the manufacture of semiconductors.

    Although it has effective control of Tower, due to the fact that the Company does not have legal voting control of more than 50% of Tower's shares, the Company accounts for its interest in Tower's results using the equity method, including its pro-rata share of Tower's net income (loss) as equity income
(loss).

    In August 1998, the Company's Decision Systems Israel Ltd. subsidiary ("DSI Israel"), restated its financial statements for all periods commencing December 31, 1992 through March 31, 1998, in compliance with an order of the Israel Securities Authority ("ISA"). The ISA's order was primarily related to previously capitalized software development costs associated with DSI Israel's Electric Power Supply Management ("EPSM") system, which the ISA determined should have been expensed in the respective periods in which such costs were incurred. The balance of these costs was approximately $4.7 million as at March 31, 1998.

    The Company's future operating results are subject to the outcome of various other factors and are subject to various other risks and uncertainties. See "Item 1.Business - Factors Which May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K").

Results of Operations

    The following table sets forth certain information with respect to the results of operations of the Company for the six months and three months ended June 30, 1997 and 1998, including the percentage of total revenues during each period attributable to selected components of operations statement data, and for the period to period percentage changes in such components.

                                 Six months ended June 30,    Change   Three months ended June 30,  Change
                                ---------------------------    from   ----------------------------   from
                                    1997           1998        1997       1997          1998         1997
                                -------------  ------------   -----   -------------  -------------  -----
                                        % of           % of    % of            % of           % of   % of
                                ($,000) sales  ($,000) sales   1997   ($,000) sales  ($,000) sales   1997
                                ------- -----  ------- -----  -----   ------- -----  ------- -----  -----
  Sales                         $20,181  100%  $21,451  100%     6%   $10,141  100%  $ 9,734  100%   (4%)
  Cost of sales                  18,045   89    16,606   77     (8)     7,756   76     7,407   76    (4)
                                ------- -----  ------- -----          ------- -----  ------- -----
  Gross profit                    2,136   11     4,845   23    127      2,385   24     2,327   24    (2)
  R&D expenses (*)                  661    3       758    4     15        323    3       416    4    29
  SG&A expenses                   9,180   46     7,756   36    (16)     4,789   47     2,867   30   (40)
                                ------- -----  ------- -----          ------- -----  ------------
  Operating loss                 (7,705) (38)   (3,669) (17)    52     (2,727) (27)     (956) (10)   65
  Interest income (expense), net    385    2       (41)  (-)  (111)       277    3       (10)   -  (103)
  Gain on sale of division            -    -     5,998   28                 -    -     5,998   62
  Other income, net                  23    -      (382)  (2)               21    -      (427)  (4)
                                ------- -----  ------- -----          ------- -----  ------- -----
  Income (loss) before
     income taxes                (7,297) (36)    1,906    9    127     (2,429) (24)    4,605   47   290
  Income tax expense(*)             533    3        73    -    (86)        49    -        42    -    14
                                ------- -----  ------- -----          ------- -----  ------- -----
  Income (loss) after
     income taxes                (7,830) (39)    1,833    9    126     (2,478) (24)    4,563   47   284
  Minority interests(*)             353    2       395    1     12        108    1       220    2   104
  Equity income (loss), net of
     minority interests           2,416   12    (1,596)  (7)  (166)     1,375   13    (1,247) (13) (191)
                                ------- -----  ------- -----          ------- -----  ------- -----
  Net income (loss)             ($5,061) (25%)    $632    3%   113%     ($995) (10%)  $3,536   36%  457%
                                ======= =====  ======= =====  =====   ======= =====  ======= =====  ====

(*) Restated - See Note 2 to consolidated financial statements

    SALES. The increase in sales in the six months ended June 30, 1998 as compared to the same period in 1997, was primarily attributable to increased sales of consulting and development services in the Company's Israeli operations, as well as increased hardware VAR sales, partially offset by a decrease in sales due to the sale of the Company's PHD division after the first quarter of 1998, as well as a decrease in sales from the Company's United States consulting services. The decrease in sales in the three months ended June 30, 1998 as compared to the same period in 1997 was primarily due to the sale of PHD at the beginning of the second quarter of 1998 as well as a decrease in sales from United States consulting services, partially offset by increased sales in the Company's Israeli consulting and development activities as well as increased hardware VAR sales.

    GROSS PROFIT. The increase in gross profit and gross profit margins in the six months ended June 30, 1998, as compared to the same period in 1997, was primarily due to a non-recurring write down of previously deferred production expenses related to the Company's CybrCard product in the first quarter of 1997, as well as increased gross profits in the Company's DSI Israel subsidiary. The decrease in gross profit in the three months ended June 30, 1998, as compared to the same period in 1997, was primarily due to the aforementioned sale of PHD, partially offset by increased gross profits from computer VAR sales and from the Company's DSI Israel subsidiary.

    RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). The increase in R&D during the six months and three months ended June 30, 1998 as compared to the same periods in 1997, was due to increased EPSM product development expenses, as a result of accelerated development costs as the product nears full scale release.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The decrease in SG&A in the six months and three months ended June 30, 1998, as compared to the same periods in 1997, was primarily due to the sale of PHD and reduction of its activity in CybrCard, partially offset by increased marketing activity related to the Company's solutions supporting automated meter reading and related utilities solutions business.

    OPERATING LOSS. The decrease in the operating loss in the six months and three months ended June 30, 1998, as compared to the same periods in 1997, was primarily attributable to the aforementioned increase in gross profits and decrease in SG&A, partially offset by the increase in R&D.

    SHARE OF AFFILIATED COMPANY'S NET INCOME (LOSS). The decrease in the equity income, resulting in an equity loss, resulted from losses in Tower, primarily attributable to continued decrease in Tower sales and capacity utilization, as well as to increased R&D. See "Financial Condition".

    NET INCOME (LOSS). The improvement in net income, resulting in net income for the three months and six months ended June 30, 1998, as compared to the same periods in 1997, was attributable to the aforementioned gain from the sale of PHD and the increase in operating income in the 1998 periods, partially offset by the equity losses from Tower, as described above.

Financial Condition

    As of June 30, 1998, DSSI and its wholly owned subsidiaries had working capital of $7.6 million (including cash and cash equivalents of $3.3 million). Although there is no legal restriction preventing disposition of the Company's investments in its less than wholly owned subsidiaries, or the distribution to the Company of their earnings, cash of these subsidiaries (including DSSI's principal subsidiaries, DSI Israel and Tower) is generally not available for use by DSSI or other subsidiaries. In the past, DSSI has financed the operations of its wholly owned subsidiaries from the proceeds of a public offering in 1993, an institutional private placement in June 1994, the receipt of cash dividends from Tower in 1996 and 1997 and, most recently, from the proceeds from the sale of PHD.

    The increase in working capital as compared with the working capital at December 31, 1997 was primarily due to the sale of PHD during the second quarter of 1998.

    In February 1998, the Company severely curtailed CybrCard product development activity and suspended marketing activity due to the high costs involved in continued marketing efforts. DSSI has at its disposal $2.2 million of bank credit, secured by accounts receivable, none of which is being currently used. DSSI believes that it has adequate liquidity to finance its ongoing corporate activities.

    DSI Israel has satisfied its financial and operating requirements principally through cash from operations and the net proceeds of its initial public offering in December 1992. As of June 30, 1998, DSI Israel had working capital of $1.5 million, net of short term bank credit of $405,000. DSI Israel has at its disposal additional bank credit should it require. Certain of its bank deposits serve as collateral for bank loans and guarantees.

    Although the Company continues to exercise effective control of Tower, since the end of December 1996, the Company has not had voting control of more than 50% of Tower's shares and, therefore, ceased to consolidate Tower's balance sheet and is including the results of Tower's operations on an equity basis. Tower has satisfied its financial and operating requirements principally through cash from operations, Investment Center grants, an advance from a customer and the net proceeds of its public offerings in 1994 and 1995. As of June 30, 1998, Tower had working capital of $85 million, including cash, short-term bank deposits and marketable securities of $79.5 million.

Impact of Inflation and Currency Fluctuations

    Approximately 70% of the Company's sales are denominated in dollars. The remaining portion is primarily denominated in New Israel Shekels ("NIS") that are linked to the dollar. These transaction amounts are linked to the dollar for the period between the date the transactions are entered into and the date they are effected and billed. Subsequent thereto, through the date of settlement, amounts are primarily unlinked. The majority of the Company's expenses in the six months ended June 30, 1998 were in dollars or dollar-linked NIS and virtually all the remaining expenses were in NIS. The dollar cost of the Company's operations in Israel is influenced by the timing and extent of any increase in the rate of inflation in Israel over the rate of inflation in the United States that is not offset by the devaluation of the NIS in relation to the dollar. The Company believes that the rate of inflation in Israel has had a minor effect on its business to date. However, the Company's dollar costs in Israel will increase if inflation in Israel were to exceed the devaluation of the NIS against the dollar or the timing of such devaluation lags behind inflation in Israel, as it occasionally has in the past.

    The Company does not engage in any hedging activities.

    As of June 30, 1998, virtually all of the Company's monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS, and the net amount of such monetary assets and liabilities was not material. In the event that in the future the Company has material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

             DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

PART II - Other information

Item 1: Legal Proceedings

        See Part I, Item 3 of the Company's 1997 10-K for a discussion of material litigation to which the Company is a party.

Item 4: Submission of Matters to a Vote of Security Holders

        None

Item 6: Exhibits and Reports on Form 8-K

        Exhibits

        Exhibit 27.1 - Financial Data Schedule

        Reports on Form 8-K

        Report of the Company on Form 8-K dated May 5,1998, as amended on June
           11, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.

                                  DATA SYSTEMS & SOFTWARE INC.

Dated:  August 13, 1998

                                  By:  /s/ Yacov Kaufman
                                      ------------------------
                                      Yacov Kaufman
                                      Chief Financial Officer