Form 10-K/A
period 1997-12-31
DATA SYSTEMS & SOFTWARE INC
filed 1998-09-14
CIK 880984

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                               AMENDMENT NO. 2 ON
                                  FORM 10-K/A

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                            ------------------------

                         COMMISSION FILE NUMBER 0-19771

                            ------------------------

                          DATA SYSTEMS & SOFTWARE INC.

               (Exact name of registrant as specified in charter)

                  DELAWARE                             22-2786081
      (State or other jurisdiction of        (I.R.S. employer identification
       incorporation or organization)                     no.)

      200 ROUTE 17, MAHWAH, NEW JERSEY                    07430
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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. /X/

    The aggregate market value of the common stock held by non-affiliates of the registrant at March 18, 1998 was approximately $41.5 million. The aggregate market value was calculated by using the closing price of the stock on that date on the Nasdaq National Market.

    Number of shares outstanding of the registrant's common stock, as of March 18, 1998: 7,369,178.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INTRODUCTORY NOTE

    This Amendment on Form 10-K/A amends the Registrant's Annual Report on Form 10-K, as filed by the Registrant on March 31, 1998 as amended on April 30, 1998, and is being filed to reflect the restatement of the Registrant's consolidated financial statements (the "Restatement"). The Restatement relates to an order of the Israel Securities Authority that the Registrant's Decision Systems Israel Ltd. subsidiary restate its financial statements for all periods commencing December 31, 1992 through March 31, 1998 and expense certain items on its balance sheets, primarily all previously capitalized software development costs associated with its Electric Power Supply Management ("EPSM") system. Unless otherwise noted, all information provided in this Annual Report is current as of March 31, 1998, the original filing date of the Form 10-K. Information regarding recent events at the Registrant can be obtained from reports filed by the Registrant with respect to its activities during 1998, including the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998 and Notes 21 and 22 to the consolidated financial statements of the Registrant included herewith.

                               TABLE OF CONTENTS

PART I
  Item 1   Business...................................................................           1
  Item 2   Properties.................................................................          13
  Item 3   Legal Proceedings..........................................................          14
  Item 4   Submission of Matters to a Vote of Security Holders........................          14

PART II
  Item 5   Market for Registrant's Common Equity and Related Stockholder Matters......          15
  Item 6   Selected Financial Data....................................................          15
  Item 7   Management's Discussion and Analysis of Financial Condition and Results of           17
           Operations.................................................................
  Item 8   Financial Statements and Supplementary Data................................          24
  Item 9   Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.................................................................          24



PART IV
  Item 14  Exhibits, Financial Statements Schedules, and Reports on Form 8-K..........          25

    Certain statements contained in this report are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as "the Company expects," "the Company anticipates," "the Company believes," "the Company estimates," and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. For a discussion of such factors see "Item 1. Business-- Factors Which May Affect Future Results."

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Data Systems & Software Inc. ("DSSI"), through its subsidiaries and affiliates in the United States and in Israel (collectively, the "Company"), (i) provides computer consulting and development services to customers, (ii) has developed and is currently marketing PHD-TM---Professional Help Desk-TM-, an integrated software suite for the "help desk" market, (iii) acts as an authorized direct seller, value-added-reseller ("VAR") and integrator of computer hardware systems and (iv) provides data communications and related products and services to utilities and other customers.

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

    The following table shows, for the years indicated, the dollar amount and the percentage of the sales attributable to the different activities of the Computer Segment:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------------------------
                                                                         1995                  1996                  1997
                                                                 --------------------  --------------------  --------------------

                                                                  AMOUNT        %       AMOUNT        %       AMOUNT        %
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                                                      (DOLLARS IN THOUSANDS)
Consulting and development services............................  $  20,871        69%  $  19,783        59%  $  20,573        52%
Computer hardware and VAR sales................................      8,440        28%     12,285        36%     15,170        38%
Professional Help Desk software................................        891         3%      1,802         5%      3,842        10%
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
Total Computer Segment.........................................  $  30,202       100%  $  33,870       100%  $  39,585       100%
                                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------  ---------

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

    In addition to performing services on a time and materials basis, the Company also undertakes work on a project basis with full responsibility for delivering a specific software or hardware/software solution to a customer's specifications or requirements. These projects generally are performed at fixed prices and the profit margins on these projects are primarily determined by the Company's success in controlling project costs. Profits derived from such contracts may vary substantially as a result of various factors, including risk of loss due to underestimating costs, difficulties with new technologies and economic and other changes that may occur during the term of the contract. During 1995, 1996 and 1997, sales from fixed price contracts were $2.3 million, $2.7 million and $2.8 million, respectively, accounting for approximately 7% of Computer Segment revenues during these years.

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

    Through the end of 1997, the Company had invested approximately $7.9 million on development, marketing and other costs associated with the introduction of PHD. See "Item 1. Business--Factors Which May Affect Future Results--General Factors--Entry Into New Markets" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General".

    COMPUTER HARDWARE AND VAR SALES

    The Company, through its Databit subsidiary, sells and services PC-based computer hardware, software, data storage, client/server and networking solutions. Databit is an authorized direct seller, value-added-reseller and an authorized service provider for equipment and software from such well-known industry leaders as Compaq, IBM, Microsoft, Hewlett-Packard, Silicon Graphics, Texas Instruments and Dell. Databit offers its customers a full range of systems integration services, including design, implementation, hardware and software selection and network cabling and installation, of local and wide area networks. Databit provides maintenance and service to customers under extended service agreements.

    DATA COMMUNICATION PRODUCTS AND SERVICES TO UTILITIES

    Since 1992, through the PowerCom division of the Company's Decision Systems Israel Ltd. subsidiary ("DSI Israel"), the Company has been designing, developing and marketing two-way interactive communications solutions which provide real-time remote automated meter reading and data management capabilities to utilities, energy service companies and industrial and commercial customers. PowerCom's electronic power supply management ("EPSM") system uses existing power lines to transmit the electricity consumption data of each meter to the utility's main computer. A comprehensive software package controls the system's operations and facilitates functions such as real-time load switching, peak demand control and detection of leakage and illegal use of electrical power. Pilot testing in Argentina has been completed and is currently being conducted in Mexico, Venezuela and a number of towns in Israel. Although no full-scale system sales of EPSM have been made to date, the Company is currently negotiating with utilities in several countries regarding installation of a pilot system or on a trial basis. Through December 31, 1997 the Company had invested approximately $5.4 million (net of government and customer participation) on development and marketing of the EPSM.

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

    The Company believes that its prior experience in the development, manufacture, marketing and sales of energy management systems internationally, together with the recently acquired assets and licensed technology, will permit the Company to take advantage of market and product synergies, expand its U.S. market and exploit the data communications and energy management needs of the global utilities markets which are rapidly undergoing deregulation. See "Item 1. Business--Factors Which May Affect Future Results--General Factors--Entry Into New Markets" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General".

MULTIMEDIA ENTERTAINMENT

    Since 1996, the Company has engaged in the development and marketing of interactive, multimedia entertainment products under the Cybrcard-TM- name, including 1996 NFL-Registered Trademark- Cybrcards, 1997 Major League Baseball-Registered Trademark- Cybrcards and 1997 NFL-Registered Trademark-Cybrcards. These products have generated only limited sales to date. Due to the high costs associated with the marketing of consumer multimedia products, the Company does not currently intend to develop and market additional multimedia entertainment products in 1998. The

Company, however, is actively pursuing projects in the multimedia area in which the Company would have responsibility for design and development of products which would be marketed and sold by others. It is contemplated that in any such projects the cost of development would be covered by the party with responsibility for the marketing of the product. The Company would receive a combination of a fixed development fee and/or royalties from the sale of products.

    As of December 31, 1997 the Company had invested approximately $6 million in product development and marketing and administrative costs in connection with its establishment of CybrCard and its product lines, all of which was expensed.

CUSTOMERS AND MARKETS

    The Company's Computer Segment commenced operations in Israel in 1986, and Israel historically was the primary area of its operations. Due primarily to significant growth in the Computer Segment's United States subsidiaries, the percentage of revenues from activities of the United States subsidiaries increased from 51% in 1995 to 61% in 1996 and 64% in 1997.

    The Company commenced its operations in Israel by providing consulting services to Israel Aircraft Industries Ltd. ("IAI"), which is wholly owned by the government of the State of Israel. IAI has been, and continues to be, the Computer Segment's largest consulting customer. However, as the Company has expanded its revenue base, and sales to IAI have decreased, the percentage of its sales attributable to IAI has decreased. The percentage of the Company's Computer Segment sales attributable to IAI in 1995, 1996 and 1997 was 16%, 8% and 6%, respectively.

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

    COMPETITION

    In its computer consulting and development services business, the Company faces competition from numerous other competitors, both large and small, operating in the Israeli and United States markets, some with substantially greater financial and marketing resources. The Company believes that its wide range of experience and long-term relationships with large corporations in the United States and Israel enhance the Company's position with respect to obtaining future business. For a discussion of factors relating to competition in the other activities comprising the Company's Computer Segment, see "Item 1. Business--Factors Which May Affect Future Results--General Factors--Competition."

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

    For further discussion of issues relating to proprietary rights to the operation of the Company's Computer Segment, see "Item 1. Business--Factors Which May Affect Future Results--General Factors-- Dependence on Intellectual Property of Third Parties".

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

    SERVICES

    Tower manufactures ICs on silicon wafers based upon proprietary designs provided by its customers. Tower specializes in the manufacture of differentiated IC products, which generally require greater process flexibility and customization than commodity products. The end product manufactured by Tower is a silicon wafer containing multiple ICs.

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

    Following a market downturn in 1996, growth for the foundry industry was flat primarily as a result of massive price reductions, offset by continued increases in wafer consumption in the end markets. Despite the flat market, the Company, which had operated below capacity for much of 1996, was able to increase its sales by more than 28% over 1996 and operate at a profit. However, the situation in the marketplace remains uncertain and there is no assurance that Tower's facility will operate at the level necessary for profitability. In addition, Tower continues to see downward pressure on prices from both current and potential new customers. See "Item 1. Business--Factors Which May Affect Future Results--Factors Related to Tower--Reliance on Principal Customers; Need to Expand Customer Base" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

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

    The development and introduction to production of advanced technologies is a complex process, the success of which is dependent on many factors, some of which may be beyond Tower's control. Tower has in the past experienced unforeseen delays in the development and introduction of new processes. Tower can, therefore, not predict when or if the development and introduction to production of these new processes will be successfully completed. Tower's failure to develop and introduce new process technologies successfully and in a timely manner would have a material adverse effect on Tower's business and financial condition. See "Item 1. Description of Business--Factors That May Influence Future Results--Factors Related to Tower--Need to Advance Process Technology".

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

    Tower does not currently intend to significantly increase the overall capacity of its facility. Tower intends, however, to continue to make significant expenditures during 1998 to fund its process technology advancement program and to purchase equipment to increase Tower's capacity to manufacture wafers using advanced processes, including those currently under development by Tower. See "Item 1. Description of Business--Semiconductor Segment--Process Technology".

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

    PROPRIETARY RIGHTS

    Tower uses internally developed process technologies and process technologies licensed from customers. The 1.0 micron process used by Tower and elements of the 0.8 process used by Tower are licensed from customers under royalty-free licenses. The 0.6 micron process currently used by Tower and the specialized 0.6 micron embedded memory process currently being introduced to production were internally developed. Elements of the 0.5 micron processes and
0.35 micron process currently under development will be used under royalty-bearing licenses from third parties.

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

    Mofet is managed by Mofet Risk Capital Fund Management (1992) Ltd. ("Mofet Management") pursuant to a management agreement expiring January 2000. The current shareholders of Mofet Management are DSI Israel (50%), F.I.B.I. Holdings Company Ltd., a holding company controlled by the Safra family which controls the First International Bank of Israel Ltd. (25%), and Menorah Insurance Company Ltd., one of Israel's largest insurance companies (25%). Mofet has agreed to pay Mofet Management a management fee equal to 4% per annum of the amounts invested in the Fund (excluding profits). The Company accounts for its investment in Mofet Management on the equity method.

    MOBILE INFORMATION SYSTEMS LTD.

    In March 1994, the Company acquired a 50% interest in Mobile Information Systems Ltd. ("MIS"), a joint venture of DSI Israel and Geotek Communications, Inc. ("Geotek"). The Company accounted for its investment in MIS on the equity method. In 1996 the Company sold its shares in MIS to Geotek in exchange for a $2 million unsecured note which bears annual interest of 8.25%, payable July 1, 1998. The Company thereby recorded a gain in 1996 of approximately $1.7 million in connection with the sale. In February 1998, the Company signed an agreement with Geotek, modifying the note to permit its conversion into shares of Geotek Common Stock. Geotek has filed a registration statement registering the resale by the Company of these shares. Upon the effectiveness of the registration statement the Company will be free to sell the shares in the public market.

EMPLOYEES

    At December 31, 1997, the Company employed a total of 349 people, including 264 persons in engineering and technical support (approximately one-half with advanced degrees in computer and electronic engineering), 30 in marketing and sales, and 55 in management, administration and finance. At December 31, 1997, Tower had a total of 656 employees.

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

RESEARCH AND DEVELOPMENT (R&D)

    For information on R&D costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" and Notes 1, 10 and 22 to the Company's consolidated financial statements appearing elsewhere in this Report (the "Consolidated Financial Statements").

SEGMENT INFORMATION

    For financial information regarding the Company's operating segments, foreign and domestic operations and export sales, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and Note 19 to the Consolidated Financial Statements.

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

    The market for personal computer and related peripheral hardware sales in which the Company's Databit subsidiary operates is characterized by severe competition in price-performance, breadth of product line, financing capabilities, technical expertise, service and overall reputation. Trends have been for ongoing price reductions by manufacturers to end-users, thereby reducing profit margins for distributors and value-added-resellers such as Databit. Competitors include manufacturers, other VAR's, large equipment aggregators (some of whom sell to the Company) and systems integrators. Many of the Company's competitors have longer operating histories, greater financial resources and buying power and larger installed bases of customers. The Company believes that it competes primarily on the basis of its responsiveness and technical expertise in evaluating customer needs and tailoring specific solutions to those needs, as well as price.

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

    OPERATIONS IN ISRAEL. A substantial portion of the Company's operations is conducted in the State of Israel and, consequently, the Company is directly affected by economic, political and military conditions in Israel. Accordingly, any major hostilities involving Israel or the curtailment of trade between Israel and its current trading partners could have a material adverse effect on the Company's business and financial condition. In addition, certain subsidiaries of the Company receive grants and tax benefits from, and participate in, various programs sponsored by the government of Israel. There can be no assurance that such grants and tax benefits will be continued in the future at their current levels, or at all. The termination or reduction of certain grants, programs and tax benefits could have a material adverse effect on the Company's business and financial condition.

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

    PROCUREMENT AND SOURCING. Tower's manufacturing processes use many raw materials, including silicon wafers, chemicals, gases and various metals. These raw materials generally are available from several suppliers and Tower is not dependent upon any single source of supply, although, in some instances, Tower elects to purchase certain raw materials from a single source. In those instances, Tower generally identifies and qualifies alternative sources of supply. Although supplies for raw materials used by Tower currently are adequate, shortages could occur in various critical materials due to interruption of supply or increased industry demand. Any such shortages could result in production delays, which could have a material adverse effect on Tower's business and financial condition.

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

    Between June and September 1996, several suits were filed in the United States on behalf of a purported class of Tower's shareholders against Tower, its Co-Chief Executive Officers, its Chairman of the Board of Directors, and DSSI. The complaints seek to certify a class of all persons who purchased or otherwise acquired Tower's ordinary shares between May 25, 1995 and June 10, 1996. The actions have been consolidated in the United States District Court for the District of New Jersey. The consolidated complaint filed in the actions alleges on behalf of the class that the defendants made misstatements and omissions regarding (i) the relationship between Tower and a major customer and (ii) Tower's process development efforts in connection therewith, in violation of certain US federal securities laws. Tower has indemnified the defendants, up to the limits permitted by the Israeli Companies Ordinance, from any liability arising out of the actions. Tower maintains insurance policies that, under certain conditions, cover actions of this type up to an aggregate amount of $20 million. The Company is unable to determine at this time with any certainty the ultimate outcome of this matter or its effect if any, on the Company's financial condition, operating results and business. However, the Company believes it has meritorious defenses and is defending the actions vigorously.

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

                                                                                                          HIGH          LOW
                                                                                                          -----         ---
1996:
First Quarter........................................................................................           8            53/8
Second Quarter.......................................................................................           91/8          53/4
Third Quarter........................................................................................           71/4          43/4
Fourth Quarter.......................................................................................           71/4          43/8
1997:
First Quarter........................................................................................           61/16          43/8
Second Quarter.......................................................................................           61/8          45/8
Third Quarter........................................................................................           73/16         413/16
Fourth Quarter.......................................................................................           71/16          33/4

    As of March 15, 1998 there were approximately 89 record holders of the Common Stock. The Company estimates that there are approximately 2,800 beneficial owners of the Common Stock.

    The Company paid no dividends in 1996 or 1997.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected statement of operations data for the year ended December 31, 1997 and balance sheet data as of December 31, 1997 have been derived from the Consolidated Financial Statements which have been audited by Deloitte & Touche LLP (a member of Deloitte Touche Tohmatsu), independent auditors, as stated in their report, which is included elsewhere in this Form 10-K. The following selected statement of operations data for the years ended December 31, 1995 and 1996 and balance sheet data as of December 31, 1996 have been derived from the Consolidated Financial Statements which have been audited by Igal Brightman & Co. (a member of Deloitte Touche Tohmatsu), independent auditors. The selected statements of operations data for the years ended December 31, 1993 and 1994 and balance sheet data as of December 31, 1993, 1994 and 1995 are derived from audited financial statements not included herein. This data should be read in conjunction with, the Consolidated Financial Statements (including the notes thereto) and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

    Subsequent to the issuance of the Company's 1997 Consolidated Financial Statements, DSI Israel filed restated financial statements with the Israel Securities Authority ("ISA") which have a material effect on the Company's Consolidated Financial Statements. The restatement relates to the order of the ISA which required primarily the expensing of previously capitalized software development costs. As a result, capitalized software development costs on the Company's balance sheets and R&D expenses on the Company's statements of operations for the years ended December 31, 1992 through December 31, 1997 have been restated to reflect the order of the ISA. In addition, deferred income taxes, which had been classified as part of other current assets and as part of other noncurrent assets, on the Company's consolidated balance sheet as of December 31, 1997, and income tax expense on the Company's statement of operations for the year ended December 31, 1997 have been restated to reflect the order of the ISA. The following financial data reflects such restatements.

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

    Certain amounts included in the Statement of Operations Data have been reclassified to conform with current presentation.

STATEMENT OF OPERATIONS DATA:

                                                                         YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                           1993       1994        1995        1996        1997
                                                         ---------  ---------  ----------  ----------  ----------

                                                                              (AS RESTATED)
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales..................................................  $  57,945  $  79,711  $  129,823  $  131,755  $   39,996
Cost of sales..........................................     43,261     58,527      90,839     102,094      32,437
                                                         ---------  ---------  ----------  ----------  ----------
  Gross profit.........................................     14,684     21,184      38,984      29,661       7,559
Research and development expenses, net.................      1,633      4,126       4,375       5,611       1,335
Selling, general and administrative expenses...........      7,600     10,602      15,926      18,635      18,859
                                                         ---------  ---------  ----------  ----------  ----------
  Operating income (loss)..............................      5,451      6,456      18,683       5,415     (12,635)
Interest income........................................        280      1,313       5,188       5,321         478
Interest expense.......................................     (1,159)    (1,532)     (2,434)     (2,218)       (225)
Gain on changes in ownership interests in
  subsidiaries.........................................        792     14,755      26,339      --          --
Other income (expenses), net...........................       (188)      (147)          5         609        (111)
                                                         ---------  ---------  ----------  ----------  ----------
  Income (loss) before taxes...........................      5,176     20,845      47,781       9,127     (12,493)
Income taxes...........................................      1,605      1,632       4,837       2,141       3,507
                                                         ---------  ---------  ----------  ----------  ----------
  Net income (loss) after taxes........................      3,571     19,213      42,944       6,986     (16,000)
Minority interests.....................................     (2,028)   (10,143)    (25,026)     (7,699)        676
Equity (loss) in affiliates............................        (40)      (227)       (169)     (1,767)      4,880
                                                         ---------  ---------  ----------  ----------  ----------
  Net income (loss)....................................  $   1,503  $   8,843  $   17,749  $   (2,480) $  (10,444)
                                                         ---------  ---------  ----------  ----------  ----------
                                                         ---------  ---------  ----------  ----------  ----------
Diluted earnings (loss) per share......................  $    0.32  $    1.31  $     2.43  $    (0.34) $    (1.42)
                                                         ---------  ---------  ----------  ----------  ----------
                                                         ---------  ---------  ----------  ----------  ----------
Weighted average number of shares outstanding and
  common share equivalents.............................      4,770      6,728       7,307       7,369       7,369
                                                         ---------  ---------  ----------  ----------  ----------
                                                         ---------  ---------  ----------  ----------  ----------

    Net income for each of the years 1993 through 1995 includes net income attributable to gains on changes in ownership interests in subsidiaries or on the sale of shares in subsidiaries. Excluding the effect of such gains, net income (loss) after income taxes and minority interests for the years ended December 31, 1993, 1994, and 1995 would have been $1,198,000, ($55,000) and
$1,968,000, respectively, and diluted earnings (loss) per share for the same periods would have been $0.25, ($0.01) and $0.27, respectively.

BALANCE SHEET DATA:

                                                                               DECEMBER 31,
                                                          -------------------------------------------------------
                                                            1993        1994        1995       1996       1997
                                                          ---------  ----------  ----------  ---------  ---------

                                                                               (AS RESTATED)
                                                                              (IN THOUSANDS)
Working capital.........................................  $  31,459  $   63,895  $  141,850  $  13,676  $   7,201
Total assets............................................  $  70,937  $  127,533  $  271,631  $  97,818  $  92,366
Short-term debt, including current maturities of
  long-term debt........................................  $   6,971  $    3,821  $   16,371  $   2,124  $   3,709
Long-term debt, net of current maturities...............  $  13,902  $   12,485  $   22,499  $     331  $     481
Minority interests......................................  $   7,211  $   42,327  $  128,959  $  28,407  $  29,094
Total shareholders' equity..............................  $  30,352  $   44,937  $   64,779  $  62,556  $  52,308

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed at "Item 1. Description of Business--Factors That May Influence Future Results." The figures cited in the following discussion reflect restated amounts for all of the periods.

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

COMPUTER SOFTWARE SERVICES AND SYSTEMS

    The Company's Computer Segment commenced operations in Israel in 1986 with revenues attributable to the Company's Israeli subsidiaries accounting for 51%, 39%, and 37% of the total revenues of this segment during 1995, 1996 and 1997, respectively. The decreasing percentage is primarily due to the increasing revenues from operations in the United States. The Computer Segment's operations in the United States have had a cumulative operating loss since commencing operations in 1991, reflecting primarily the significant expenditures intended to generate revenues over the long term rather than in current periods. The Company started to realize the benefits of these expenditures towards the end of 1994, achieving significant revenue growth and improved operating results in these operations in 1995. In 1996 and 1997 the Company invested heavily in product development and marketing, resulting in increased operating losses.

    Costs relating to software product development have been capitalized (in accordance with applicable accounting principles for software development) to the extent that they are incurred after the technological feasibility of the product has been established and management considers that these costs are recoverable from expected future revenues. When the foregoing criteria are not satisfied, R&D costs relating to product development are expensed as incurred. As described above, subsequent to the issuance of the Company's Consolidated Financial Statements for the year ended December 31, 1997, the Israel Securities Authority ("ISA") ordered DSI Israel to restate its financial statements to reflect as R&D expenses in the period incurred all previously capitalized EPSM software development costs, totaling $1,727,000, $552,000 and $332,000 in 1995, 1996 and 1997, respectively.
The following discussion reflects such restatement. The Company's results of operations for 1995, 1996 and 1997 reflected $2,641,000, $1,549,000 and
$1,335,000, respectively, of R&D expenses (net of government grants) attributable to the Computer Segment after restatement.

    As of December 31, 1995 and 1996, capitalized software development costs reflected on the balance sheet were $679,000 and $931,000, respectively. As of December 31, 1997, there were no capitalized software development costs.

    Gross profit margins in the Israeli operations of the Computer Segment continue to experience downward pressure due to increased labor costs resulting from the relative shortage of qualified programmers and engineers. There can be no assurance that the competitive marketplace for qualified engineers will not continue to affect margins in future periods.

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

    In 1996, Tower modified its capital plans, scaling back its capacity expansion plan and increasing the resources allocated to Tower's technology advancement plan and to improvements in infrastructure and operating procedures. Tower does not currently intend to increase significantly the overall capacity of its facility in 1998. Tower intends, however, to continue to make expenditures during 1998 as part of its ongoing process technology advancement. See "Item 1. Description of Business--Semiconductor Segment-Process Technology," and "--Manufacturing Facility".

RESULTS OF OPERATIONS

    The following table sets forth selected statement of operations items as a percentage of total sales of the Company.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                    1993       1994       1995       1996       1997
                                                                  ---------  ---------  ---------  ---------  ---------

                                                                                      (AS RESTATED)
Sales...........................................................      100.0%     100.0%     100.0%     100.0%     100.0%
Cost of sales...................................................       74.7       73.4       70.0       77.5       81.1
                                                                  ---------  ---------  ---------  ---------  ---------
  Gross profit..................................................       25.3       26.6       30.0       22.5       18.9
R&D expenses, net...............................................        2.8        5.2        3.4        4.3        3.3
Selling, general and administrative expenses....................       13.1       13.3       12.3       14.1       47.2
                                                                  ---------  ---------  ---------  ---------  ---------
  Operating income (loss).......................................        9.4        8.1       14.3        4.1      (31.6)
Financial income (expenses), net................................       (1.5)      (0.3)       2.1        2.4        0.6
Gain on changes in ownership interests in subsidiary............        1.4       18.5       20.3     --         --
Other income (expenses), net....................................       (0.3)      (0.2)    --            0.4       (0.2)
                                                                  ---------  ---------  ---------  ---------  ---------
  Income (loss) before income taxes.............................        8.9       26.1       36.8        6.9      (31.2)
Income taxes....................................................        2.8        2.0        3.7        1.6        8.8
                                                                  ---------  ---------  ---------  ---------  ---------
  Net income (loss) after income taxes..........................        6.1       24.1       33.1        5.3      (40.0)
Minority interests..............................................       (3.5)     (12.7)     (19.3)      (5.9)       1.7
Equity (loss) in affiliates.....................................     --           (0.3)      (0.1)      (1.3)      12.2
                                                                  ---------  ---------  ---------  ---------  ---------
Net income (loss)...............................................        2.6%      11.1%      13.7%      (1.9%)     (26.1%)
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------

    The following table sets forth certain information with respect to the results of operations of the Company and its two business segments for the years 1995, 1996 and 1997, the percentage of total revenues during each year attributable to selected components of the statement of operations data and the year to year percentage changes in such components.

    The statement of operations for the year ended December 31, 1997 reflects Tower's activity on the equity method, while those of previous years reflect Tower's activity on a fully consolidated basis. Therefore, the information presented for 1997 is not directly comparable to that presented for 1996 and 1995.

    Certain amounts included in the Results of Operations have been reclassified to conform with current presentation.

                                      DOLLAR                                           INCREASE
                                      AMOUNT       % OF       DOLLAR       % OF       (DECREASE)     DOLLAR      % OF
                                     ---------     SALES      AMOUNT       SALES                     AMOUNT      SALES
                                                   -----     ---------     -----                    ---------  ---------
                                              1995                    1996             FROM 1995            1997
                                     ----------------------  ----------------------  -------------  --------------------
                                                                        (AS RESTATED)

SEMICONDUCTOR SEGMENT
Sales..............................  $  99,621               $  97,885                      (1.7%)     --
Gross profit.......................  $  31,626        31.7%  $  22,447        22.9%        (29.0%)     --         --
R&D expenses, net..................  $   1,734         1.7%  $   4,062         4.1%        134.3%      --         --
SG&A expenses......................  $   6,369         6.4%  $   7,119         7.3%         11.8%      --         --
Operating income...................  $  23,523        23.6%  $  11,266        11.5%        (52.1%)     --         --
COMPUTER SEGMENT
Sales..............................  $  30,202               $  33,870                      12.1%   $  39,585
Gross profit.......................  $   7,358        24.4%  $   7,214        21.3%         (2.0%)  $   7,194       18.2%
R&D expenses, net..................  $   2,641         8.7%  $   1,549         4.6%        (41.3%)  $   1,335        3.4%
SG&A expenses......................  $   7,836        25.9%  $   9,966        29.4%         27.2%   $  16,274       41.1%
Operating income (loss)............  $  (3,119)      (10.3%) $  (4,301)      (12.7%)        37.9%   $ (10,415)     (26.3%)
CORPORATE
Sales..............................     --                      --                        --        $     411
Gross Profit.......................     --          --          --          --            --        $     365       88.8%
SG&A expenses......................  $   1,721               $   1,550                      (9.9%)  $   2,585      629.0%
Operating loss.....................  $  (1,721)              $  (1,550)                     (9.9%)  $  (2,220)    (540.1%)
COMBINED
Sales..............................  $ 129,823               $ 131,755                       1.5%   $  39,996
Gross profit.......................  $  38,984        30.0%  $  29,661        22.5%        (23.9%)  $   7,559       18.9%
R&D expenses, net..................  $   4,375         3.4%  $   5,611         4.3%         28.3%   $   1,335        3.3%
SG&A expenses......................  $  15,926        12.3%  $  18,635        14.1%         17.0%   $  18,859       47.2%
Operating income (loss)............  $  18,683        14.4%  $   5,415         4.1%        (71.0%)  $ (12,635)    (31.6)%

                                       INCREASE
                                      (DECREASE)
                                       FROM 1996
                                     -------------
SEMICONDUCTOR SEGMENT
Sales..............................       --
Gross profit.......................       --
R&D expenses, net..................       --
SG&A expenses......................       --
Operating income...................       --
COMPUTER SEGMENT
Sales..............................         16.9%
Gross profit.......................         (0.3%)
R&D expenses, net..................        (13.8%)
SG&A expenses......................         63.3%
Operating income (loss)............        142.2%
CORPORATE
Sales..............................
Gross Profit.......................
SG&A expenses......................         66.8%
Operating loss.....................         43.2%
COMBINED
Sales..............................
Gross profit.......................
R&D expenses, net..................
SG&A expenses......................
Operating income (loss)............

YEARS ENDED DECEMBER 31, 1997 AND 1996

    SALES. Computer Segment sales increased in all areas of activity, although the increase was primarily due to a 23% increase in Computer Hardware-VAR sales and a 113% increase in PHD software sales.

    GROSS PROFIT. The decrease in gross profits as a percentage of Computer Segment sales was primarily attributable to (i) the writedown of $1.7 million in previously capitalized development costs associated with the Company's PHD and CybrCard products, (ii) continued development and production costs of the Company's CybrCard product causing a gross loss of over $1 million, (iii) the increased percentage of sales attributable to Computer Hardware-VAR sales which characteristically have lower gross profit margins, and (iv) a decrease in profitability in the Company's Israeli consulting systems and software activity, due to increased direct labor costs.

    R&D. All R&D expenses in the Computer Segment in 1997 were attributable to the Company's EPSM product. For additional discussion of R&D costs in the Computer Segment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Computer Software Services and Systems".

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

    INCOME TAXES. The increase in income taxes in 1997 was primarily due to the establishment of an additional $6.3 million valuation allowance against tax benefits associated with United States federal tax loss and tax credit carryforwards.

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

    R&D. The increase in R&D expenses in the Semiconductor Segment reflected higher process development expenses related to the implementation of Tower's technology advancement plan. The R&D amount in the computer segment was significantly affected in this period by the restatement. For a discussion of R&D costs in the Computer Segment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Computer Software Services and Systems".

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

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1997, DSSI and its wholly-owned subsidiaries had working capital of $4.1 million (including unrestricted cash and cash equivalents of $1.2 million) and DSI Israel had working capital of $3.1 million (net of short term bank credit of $1.1 million). Although there is no legal restriction preventing disposition of the Company's investments or the distribution to the Company of their earnings, cash of subsidiaries that are not wholly-owned is generally not available for use by DSSI or other subsidiaries.

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

    Due to the high costs associated with CybrCard's marketing of consumer multimedia products, the Company does not currently intend to develop and market additional multimedia entertainment products in 1998. The Company, however, is actively pursuing projects in the multimedia area in which the Company would have responsibility for design and development of products, which would be marketed and sold by others. It is contemplated that in any such projects the cost of development would be covered by the party with responsibility for the marketing of the product.

    In February 1998, the Company and Databit entered into a term loan agreement with a bank under which the Company borrowed $1.2 million. In connection therewith, the Company granted security interests in all of its assets as security for the loan. The loan is repayable in 22 monthly installments beginning May 1, 1998, with interest at the bank's reference rate plus 1% (currently 9.50%).

    DSI Israel has satisfied its financial and operating requirements principally through cash from operations and the net proceeds of its initial public offering in December 1992. DSI Israel has at its disposal additional bank credit should it require additional cash. Certain of its bank deposits serve as collateral for bank loans and guarantees.

    Although the Company has retained effective control of Tower, since the end of December 1996, the Company no longer maintained voting control of more than 50% of Tower's shares and, therefore, ceased to consolidate Tower's balance sheet, and in 1997 consolidated its operations on an equity basis.

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

    IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

    During 1997 a majority of the Company's sales was denominated in dollars. The remaining portion was primarily denominated in NIS that are linked to the dollar. Such sales transactions are negotiated in dollars; however, for the convenience of the customer they are settled in NIS. These transaction amounts are linked to the dollar between the date the transactions are entered into until the date they are effected and billed for. Subsequent thereto, through the date of settlement, amounts are primarily unlinked. The majority of the Company's expenses in 1997 was in dollars or dollar-linked NIS and virtually all the remaining expenses were in NIS. The dollar cost of the Company's operations in Israel is influenced by the timing of, and the extent to which, any increase in the rate of inflation in Israel over the rate of inflation in the United States is not offset by the devaluation of the NIS in relation to the dollar. During 1997, the NIS was devalued against the dollar by approximately 8.8%, while the consumer price index in Israel increased by 7%. The Company believes that the rate of inflation in Israel has had a minor effect on its business to date. However, the Company's dollar costs in Israel will increase if inflation in Israel continues, as it did in previous years, to exceed the devaluation of the NIS against the dollar or if the timing of such devaluation lags behind inflation in Israel.

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

SUMMARY QUARTERLY FINANCIAL DATA

    The following table sets forth certain unaudited quarterly financial information for the Company for the years ended December 31, 1996 and 1997. As discussed above, this information has been restated primarily to reflect the expensing of previously capitalized EPSM software development costs. This information should be read in conjunction with the Consolidated Financial Statements. The quarterly financial information for the year ended December 31, 1997, reflects Tower's activity on the equity method, while such information for the year ended December 31, 1996 reflects Tower's activities on a fully consolidated basis. Therefore information for such periods is not directly comparable.

    Certain amounts included in the Summary Quarterly Financial Data have been reclassified to conform with current presentation.

                                          FIRST     SECOND      THIRD     FOURTH      FIRST     SECOND      THIRD     FOURTH
                                         QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                           1996                                        1997
                                        ------------------------------------------  ------------------------------------------

                                                                       (UNAUDITED, AS RESTATED)
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales.................................  $  35,732  $  36,711  $  28,702  $  30,610  $  10,040  $  10,141  $   9,363  $  10,452
Cost of sales.........................     25,799     28,815     24,152     23,328     10,289      7,756      6,852      7,540
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Gross profit (loss).................      9,933      7,896      4,550      7,282       (249)     2,385      2,511      2,912
R&D, net..............................      1,162        959      1,659      1,831        338        323        364        310
SG&A..................................      4,454      4,626      4,192      5,363      4,391      4,789      4,574      5,105
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Operating income (loss).............      4,317      2,311     (1,301)        88     (4,978)    (2,727)    (2,427)    (2,503)
Financial income (expenses), net......      1,165        820        687        431        108        277         75       (207)
  Other income (expenses), net........         17         12      1,840     (1,260)         2         21         32       (166)
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Income before income taxes..........      5,499      3,143      1,226       (741)    (4,868)    (2,429)    (2,320)    (2,876)
Income tax expense (benefit)..........      1,161        489      1,434       (943)       484         49         (7)     2,981
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Net income (loss) after income
    taxes.............................      4,338      2,654       (208)       202     (5,352)    (2,478)    (2,313)    (5,857)
Minority interests....................     (3,752)    (2,312)      (698)      (937)       245        108         37        286
Equity (loss) in affiliates...........        (73)       (53)      (416)    (1,225)     1,041      1,375        873      1,591
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Net income (loss)...................  $     513  $     289  $  (1,322) $  (1,960) $  (4,066) $    (995) $  (1,403) $  (3,980)
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Basic earnings (loss) per share.......  $    0.07  $    0.04  $   (0.18) $   (0.26) $   (0.55) $   (0.14) $   (0.19) $   (0.54)
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Weighted average number of shares
  outstanding.........................      7,310      7,534      7,373      7,400      7,369      7,369      7,369      7,369
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Furnished at end of this Report commencing on page F-1. Financial Statements of Tower Semiconductor Ltd. are included commencing at page F-33 in accordance with Rule 3-09(a) of Regulation S-X.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      Unless otherwise indicated, all exhibits have been previously filed.

(a) EXHIBITS:

      3.1  Certificate of Incorporation of the Registrant, with amendments thereto
           (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-70482) (the "1993 Registration Statement")).
      3.2  By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the
           Registrant's Registration Statement on Form S-1 (File No. 33-44027) (the "1992
           Registration Statement")).
      3.3  Amendments to the By-laws of the Registrant adopted December 27, 1994 (incorporated by reference to Exhibit 3.3 of the Registrant's Current Report on Form 8-K dated
           January 10, 1995).
      4.1  Specimen certificate for the Common Stock (incorporated herein by reference to
           Exhibit 4.2 to the 1992 Registration Statement).
      4.2  Form of Underwriter's Warrant Agreement, including form of Underwriter's Warrant
           (incorporated herein by reference to Exhibit 4.4 to the 1993 Registration
           Statement).
      4.3  Form of Warrant to Purchase Common Stock (incorporated herein by reference to
           Exhibit 4.3 to the Company's Annual Report on Form 10K for the year ended December
           31, 1995 (the "1995 10-K")).
    *10.1  Employment Agreement between the Registrant and George Morgenstern, dated as of
           January 1, 1997.
    *10.2  Employment Agreement between the Registrant and Shmuel Fogel, dated September 1,
           1986 (incorporated herein by reference to Exhibit 10.3 to the 1992 Registration
           Statement).
    *10.3  1991 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the 1992
           Registration Statement).
    *10.4  1994 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit
           10.4 to the 1995 10-K).
    *10.5  1994 Stock Option Plan for Outside Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the 1995 10-K).
     10.6  1995 Stock Option Plan for Nonmanagement Employees (incorporated herein by reference to Exhibit 10.6 to the 1995 10-K).
     10.7  Lease Agreement between Tower and the Israel Lands
           Administration (incorporated herein by reference to Exhibit 10.1 to Tower's
           Registration Statement on Form S-1 (File No. 33-83126) (the "First Tower
           Registration Statement")).
     10.8  Shareholders Agreement between National Semiconductor (IC) Ltd. and Tower
           Semiconductor Holdings 1993 Limited, dated as of February 28, 1993, as amended
           (incorporated herein by reference to Exhibit 10.3 to the First Tower Registration
           Statement).
     10.9  Amendment dated November 2, 1995 to the Shareholders Agreement listed above as
           Exhibit 10.8 (incorporated by reference to Exhibit 1.2 to Tower's Annual Report on
           Form 20-F for the year ended December 31, 1994 (the "Tower 1994 20-F")).
    10.10  Amendment dated June 12, 1995 to the Shareholders Agreement listed above as Exhibit
           10.8 (incorporated by reference to Exhibit 10.3.2 to Tower's Registration Statement
           on Form F-1 (File No. 33-93434) (the "Second Tower Registration Statement")).
    10.11  Amendment dated as of September 22, 1995 to the Shareholders Agreement listed above as Exhibit 10.8. (incorporated herein by reference to the 1995 10-K).
    10.12  Amendment dated as of August 1, 1996 to the Shareholders Agreement listed above as
           Exhibit 10.8 (incorporated by reference to Exhibit 1.3 to Tower's Annual Report on
           Form 20-F for the year ended December 31, 1996 (the "Tower 1996 20-F")).

    10.13  Registration Rights Agreement among Tower, National Semiconductor (IC) Ltd., and
           Tower Semiconductor Holdings 1993 Limited, dated as of February 28, 1993
           (incorporated herein by reference to Exhibit 10.4 to the First Tower Registration
           Statement).
    10.14  Technology Transfer Agreement between National Semiconductor Corporation and Tower, dated as of February 28, 1993 (incorporated herein by reference to Exhibit 10.6 to the First Tower Registration Statement).
    10.15  Shareholders Agreement among the Registrant, The Israel Corporation Ltd. and Tower
           Semiconductor Holdings 1993 Limited, dated as of February 28, 1993, as amended
           (incorporated herein by reference to Exhibit 10.8 to the First Tower Registration
           Statement).
    10.16  Mutual Services Agreement between Tower and National Semiconductor Corporation, dated July 1, 1994 (incorporated herein by reference to Exhibit 10.9 to the First
           Tower Registration Statement).
    10.17  Purchase Agreement, as amended, between Tower and Hewlett-Packard Company, dated
           January 16, 1994 (incorporated herein by reference to Exhibit 10.10 to the First
           Tower Registration Statement).
    10.18  Technology Transfer and License Agreement between Tower and Hewlett-Packard Company, dated February 22, 1994 (incorporated herein by reference to Exhibit 10.11 to the
           First Tower Registration Statement).
    10.19  Special Collective Agreement and Letter of Indemnity dated October 4, 1994 between
           Tower, the Histadrut and Mivtachim Social Institute of Employees Ltd. (incorporated herein by reference to Exhibit 10.12 to the First Tower Registration Statement).
    10.20  Contract Supply Agreement between Tower and Motorola, Inc., dated May 24, 1994, as amended (incorporated herein by reference to Exhibit 10.13 to the First Tower
           Registration Statement).
    10.21  Certificate of Approval of the Investment Center of the Israel Ministry of Industry
           and Trade (incorporated herein by reference to Exhibit 10.14 to the First Tower
           Registration Statement).**
    10.22  Certificate of approval for the Investment Center of the Israel Ministry of Industry
           and Trade dated January 24, 1996.**
    10.23  Bank Loan and Credit Line Agreements among the Registrant, Bank Leumi Le-Israel B.M.
           and Bank Hapoalim B.V., as amended (incorporated herein by reference to Exhibit
           10.15 to the First Tower Registration Statement).
   *10.24  Form of Tower Employee Share Purchase Plan Agreement (incorporated herein by reference to Exhibit 10.16 to the First Tower Registration Statement).
   *10.25  Employment Agreement between the Registrant and Sanford L. Kane, dated as of July 1,
           1994 (incorporated herein by reference to Exhibit 10.18 to the First Tower
           Registration Statement).
   *10.26  Agreement dated April 10, 1995, between the Company and Sanford L. Kane
           (incorporated herein by reference to Exhibit 21.1 to the 1995 10-K).
   *10.27  Employment Agreement between Tower and Rafael Levin, dated February 25, 1993, as amended (incorporated herein by reference to Exhibit 10.19 to the First Tower
           Registration Statement).
   *10.28  Employment Agreement between Tower and Yoav Nissan-Cohen, dated February 25, 1993, as amended (incorporated herein by reference to Exhibit 10.20 to the First Tower
           Registration Statement).
    10.29  Agreement between the Registrant and Tower dated January 18, 1994 (incorporated herein by reference to Exhibit 10.21 to the First Tower Registration Statement).
    10.30  Agreement between the Registrant and Tower, dated June 12, 1995 (incorporated herein by reference to Exhibit 10.22 to the Second Tower Registration Statement).
    10.31  Promissory Note dated July 1, 1996 of Geotek Communications, Inc. in the principal amount of $2,000,000 payable to Decision System Israel Ltd. (incorporated herein by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K")).
    10.32  Letter Agreement between Geotek Communications, Inc. and the Registrant dated
           February 26, 1998.

    10.33  Installment Promissory Note among the Registrant, Databit Inc., and Bank Leumi Trust
           Company dated February 9, 1998.
    10.34  Security Agreement between the Registrant and Bank Leumi Trust Company.
    10.35  Security Agreement between Databit Inc. and Bank Leumi Trust Company.
    10.36  Promissory Note between George Morgenstern and the Registrant, dated as of December
           31, 1997.
    10.37  License Agreement between the Registrant and Lucent Technologies Inc. dated as of
           January 9, 1998 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 17, 1998).
    10.38  Bill of Sale dated as of January 9, 1998, by and from Lucent Technologies Inc. to the Registrant (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 17, 1998).
    10.39  Settlement Agreement by and among the Registrant, Jeffrey A. Cummer, Dwayne A.
           Moyers and affiliates dated February 6, 1998 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 6, 1998).
     22.1  List of subsidiaries
   + 24.1  Consent of Deloitte & Touche LLP
   + 24.2  Consent of Igal Brightman & Co.
     27.1  Financial Data Schedule

------------------------

* This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Company participate.

**  Hebrew original, accompanied by English language translation or summary.

+   Filed herewith.

(b) FINANCIAL STATEMENT SCHEDULES.

    None.

(c) REPORTS ON FORM 8-K.

    The Company filed no reports on Form 8-K during the last three months of 1997.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on September 11, 1998.


                                DATA SYSTEMS & SOFTWARE INC.

                                BY             /s/ GEORGE MORGENSTERN
                                     -----------------------------------------
                                                 George Morgenstern
                                          CHAIRMAN OF THE BOARD, PRESIDENT
                                            AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                Chairman of the Board;
    /s/ GEORGE MORGENSTERN        President; Chief
------------------------------    Executive Officer; and      September 11, 1998
      George Morgenstern          Director

                                Vice Chairman and Director
------------------------------                                September 11, 1998
        Robert L. Kuhn

       /s/ SAMUEL FOGEL         Executive Vice President
------------------------------    and Director                September 11, 1998
         Samuel Fogel

                                Vice President, Chief
      /s/ YACOV KAUFMAN           Financial Officer
------------------------------    (Principal Financial        September 11, 1998
        Yacov Kaufman             Officer and Principal
                                  Accounting Officer)

    /s/ HARVEY EISENBERGER      Director
------------------------------                                September 11, 1998
      Harvey Eisenberger

     /s/ ALLEN I. SCHIFF        Director
------------------------------                                September 11, 1998
       Allen I. Schiff

                                Director
------------------------------                                September 11, 1998
       Maxwell M. Rabb

                                Director
------------------------------                                September 11, 1998
         Susan Malley

      /s/ SHELDON KRAUSE        Secretary and Director
------------------------------                                September 11, 1998
        Sheldon Krause

                          DATA SYSTEMS & SOFTWARE INC.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

       CONSOLIDATED FINANCIAL STATEMENTS OF DATA SYSTEMS & SOFTWARE INC.:

Report of Deloitte & Touche LLP......................................................        F-1
Report of Igal Brightman & Co........................................................        F-2
Consolidated Balance Sheets (Restated) as of December 31, 1996 and December 31,
  1997...............................................................................        F-3
Consolidated Statements of Operations (Restated) for the years ended December 31,
  1995, December 31, 1996 and December 31, 1997......................................        F-4
Consolidated Statement of Changes in Shareholders' Equity (Restated) for the years
  ended December 31, 1995 December 31, 1996 and December 31, 1997....................        F-5
Consolidated Statements of Cash Flows (Restated) for the years ended December 31,
  1995, December 31, 1996 and December 31, 1997......................................        F-6
Notes to Consolidated Financial Statements...........................................        F-8

Financial Statements of Tower Semiconductor Ltd.:
Auditors' Report.....................................................................       F-33
Balance Sheets as of December 31, 1997 and December 31, 1996.........................       F-34
Statements of Income for the years ended December 31, 1997, December 31, 1996 and
  December 31, 1995..................................................................       F-35
Statement of Changes in Shareholders' Equity for the years ended December 31, 1997,
  December 31, 1996 and December 31, 1995............................................       F-36
Statements of Cash Flows for the years ended December 31, 1997, December 31, 1996 and
  December 31, 1995..................................................................       F-37
Notes to Financial Statements........................................................       F-38

                          INDEPENDENT AUDITORS' REPORT

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

As discussed in Note 22, the accompanying financial statements have been restated.

Deloitte & Touche LLP

New York, New York

March 30, 1998 (July 30, 1998, as to Note 22)

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

    We conducted our audits in accordance with generally accepted auditing standards in Israel, including those prescribed by the Israeli Auditors' Regulations (Auditor's Mode of Performance)-1973, which auditing standards are substantially identical to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

    As discussed in Note 22, the accompanying financial statements have been restated.

IGAL BRIGHTMAN & CO.

Certified Public Accountants (Isr.)

Tel Aviv, Israel

March 31, 1997 (July 30, 1998, as to Note 22)

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                        AS OF
                                                                                                     DECEMBER 31
                                                                                                 --------------------
                                                                                                   1996*      1997*
                                                                                                 ---------  ---------

                                                                                                  (AS RESTATED; SEE
                                                                                                       NOTE 22)
ASSETS
Current assets:
  Cash and cash equivalents....................................................................  $   2,464  $   1,424
  Short-term interest bearing bank deposits....................................................        398         73
  Marketable debt securities (Note 3)..........................................................      5,226      1,600
  Restricted cash (Note 11)....................................................................      1,403      1,786
  Trade accounts receivable, net (Note 4)......................................................      7,875      9,003
  Inventory (Note 5)...........................................................................        953        377
  Note receivable (Note 6).....................................................................     --          2,248
  Other current assets (Note 7)................................................................      1,740      1,173
                                                                                                 ---------  ---------
    Total current assets.......................................................................     20,059     17,684
                                                                                                 ---------  ---------
Investments (Note 8)...........................................................................     68,372     70,695
                                                                                                 ---------  ---------
Property and equipment, net (Note 9)...........................................................      2,279      2,181
                                                                                                 ---------  ---------
Other assets:
  Capitalized software development costs, net (Note 10)........................................        931     --
  Intangible assets, primarily goodwill........................................................        468        338
  Note receivable (Note 6).....................................................................      2,083     --
  Other........................................................................................      3,626      1,468
                                                                                                 ---------  ---------
                                                                                                     7,108      1,806
                                                                                                 ---------  ---------
    Total assets...............................................................................  $  97,818  $  92,366
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt--banks and others (Note 11)..................................................  $   1,962  $   2,581
  Current maturities of long-term debt--banks and others (Note 12).............................        162      1,128
  Trade accounts payable.......................................................................      1,643      2,606
  Accrued payroll, payroll taxes and social benefits...........................................      2,140      2,464
  Other current liabilities....................................................................        476      1,704
                                                                                                 ---------  ---------
    Total current liabilities..................................................................      6,383     10,483
                                                                                                 ---------  ---------
Long-term liabilities:
  Long-term debt--banks and others, net of current maturities (Note 12)........................        331        248
  Other (Note 13)..............................................................................        141        233
                                                                                                 ---------  ---------
    Total long-term liabilities................................................................        472        481
                                                                                                 ---------  ---------
Commitments and contingencies (Note 14)
Minority interests.............................................................................     28,407     29,094
                                                                                                 ---------  ---------
Shareholders' equity (Note 15):
  Common stock--$.01 par value per share:
    Authorized 20,000,000 shares; Issued--7,708,540 shares at December 31, 1996 and 1997.......         77         77
  Additional paid-in capital...................................................................     33,997     34,193
  Retained earnings............................................................................     30,330     19,886
                                                                                                 ---------  ---------
                                                                                                    64,404     54,156
  Treasury stock, at cost--339,362 shares at December 31, 1996 and 1997........................     (1,848)    (1,848)
                                                                                                 ---------  ---------
    Total shareholders' equity.................................................................     62,556     52,308
                                                                                                 ---------  ---------
    Total liabilities and shareholders' equity.................................................  $  97,818  $  92,366
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

------------------------

* Reflects the balances of Tower Semiconductor Ltd. ("Tower") on the equity method.

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                 1995         1996        1997*
                                                                              -----------  -----------  ----------

                                                                                   (AS RESTATED; SEE NOTE 22)
Sales:
  Products..................................................................  $   110,116  $   113,235  $   19,950
  Services..................................................................       19,707       18,520      20,046
                                                                              -----------  -----------  ----------
                                                                                  129,823      131,755      39,996
                                                                              -----------  -----------  ----------
Cost of sales:
  Products..................................................................       76,181       87,706      16,744
  Services..................................................................       14,658       14,388      15,693
                                                                              -----------  -----------  ----------
                                                                                   90,839      102,094      32,437
                                                                              -----------  -----------  ----------
        Gross profit........................................................       38,984       29,661       7,559
                                                                              -----------  -----------  ----------
Research and development expenses, net......................................        4,375        5,611       1,335
Selling, general and administrative expenses................................       15,926       18,635      18,859
                                                                              -----------  -----------  ----------
        Operating income (loss).............................................       18,683        5,415     (12,635)
Interest income.............................................................        5,188        5,321         478
Interest expenses...........................................................       (2,434)      (2,218)       (225)
Gain on changes in ownership interests in subsidiaries (Note 17)............       26,339      --           --
Other income (expenses), net................................................            5          609        (111)
                                                                              -----------  -----------  ----------
        Income (loss) before income taxes...................................       47,781        9,127     (12,493)
Income taxes (Note 18)......................................................        4,837        2,141       3,507
                                                                              -----------  -----------  ----------
        Income (loss) after income taxes....................................       42,944        6,986     (16,000)
Minority interests..........................................................      (25,026)      (7,699)        676
Equity (loss) in affiliates.................................................         (169)      (1,767)      4,880
                                                                              -----------  -----------  ----------
        Net income (loss)...................................................  $    17,749  $    (2,480) $  (10,444)
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------
Basic net income (loss) per share...........................................  $      2.53  $     (0.34) $    (1.42)
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------
Weighted average number of shares outstanding (in thousands)................        7,026        7,369       7,369
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------
Diluted net income (loss) per share.........................................  $      2.43  $     (0.34) $    (1.42)
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------
Weighted average number of shares outstanding and common share equivalents
  (in thousands)............................................................        7,307        7,369       7,369
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------

------------------------

* The statement of operations for the year ended December 31, 1997 reflects the results of Tower on the equity method, while the statements of operations for the year ended December 31, 1995 and December 31, 1996 reflect the results of Tower on a fully consolidated basis.

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                ADDITIONAL
                                                   THOUSANDS      COMMON         PAID-IN      TREASURY   RETAINED
                                                   OF SHARES       STOCK         CAPITAL        STOCK    EARNINGS     TOTAL
                                                  -----------  -------------  --------------  ---------  ---------  ---------
Balances, January 1, 1995, as previously
  reported......................................       7,130     $      71      $   30,372    $    (567) $  16,635  $  46,511
Prior period adjustment (See Note 22)...........          --            --              --           --     (1,574)    (1,574)
Balances, January 1, 1995, as restated
  (See Note 22).................................       7,130            71          30,372         (567)    15,061     44,937
                                                       -----           ---         -------    ---------  ---------  ---------
Purchase of treasury stock......................          --            --              --       (1,281)        --     (1,281)
Issuance of common stock relating to business
  acquisitions..................................         129             1           1,133           --         --      1,134
Common stock issued upon exercise of options and
  warrants, net.................................         331             3           2,237           --         --      2,240
Net income, as restated (See Note 22)...........          --            --              --           --     17,749     17,749
                                                       -----           ---         -------    ---------  ---------  ---------
Balances, December 31, 1995, as restated (See
  Note 22)......................................       7,591            75          33,742       (1,848)    32,810     64,779
Common stock issued in restricted stock award...         100             1             587           --         --        588
Unamortized restricted stock award
  compensation..................................          --            --            (437)          --         --       (437)
Common stock issued upon exercise of options....          18             1             105           --         --        106
Net loss, as restated (See Note 22).............          --            --              --           --     (2,480)    (2,480)
                                                       -----           ---         -------    ---------  ---------  ---------
Balances, December 31, 1996, as restated (See
  Note 22)......................................       7,709            77          33,997       (1,848)    30,330     62,556
Amortization of restricted stock award
  compensation..................................          --            --             196           --         --        196
Net loss, as restated (See Note 22).............          --            --              --           --    (10,444)   (10,444)
                                                       -----           ---         -------    ---------  ---------  ---------
Balances, December 31, 1997, as restated (See
  Note 22)......................................       7,709     $      77      $   34,193    $  (1,848) $  19,886  $  52,308
                                                       -----           ---         -------    ---------  ---------  ---------
                                                       -----           ---         -------    ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                 1995         1996         1997
                                                                              -----------  -----------  ----------

                                                                                   (AS RESTATED; SEE NOTE 22)
Cash flows from operating activities:
  Net income (loss).........................................................  $    17,749  $    (2,480) $  (10,444)
  Adjustments to reconcile net income (loss) to net cash provided by
    operating activities--see Schedule A....................................       14,616       16,399         602
                                                                              -----------  -----------  ----------
    Net cash provided by (used in) operating activities.....................       32,365       13,919      (9,842)
                                                                              -----------  -----------  ----------
Cash flows provided by (used in) investing activities:
  Short-term and long-term bank deposits, net...............................      (22,712)        (403)        363
  Restricted cash, net......................................................      --           --             (330)
  Investment in marketable securities.......................................     (232,184)    (194,798)    (33,122)
  Proceeds from realization of marketable securities........................      200,089      243,257      37,102
  Acquisitions of property and equipment....................................      (51,381)     (51,728)       (862)
  Proceeds from sale of property and equipment..............................           39          229          53
  Proceeds from sale of shares in a non-affiliated company..................      --                80      --
  Investments in capitalized software development costs, net................         (526)        (830)     --
  Investments in other assets...............................................       (1,028)         (36)      4,291
  Loan to affiliates........................................................         (266)      (2,785)     --
  Net effect of change in reporting from consolidation to equity method--see
    Schedule B..............................................................      --           (11,459)        102
  Net cash acquired (transferred) on purchase (sale) of subsidiaries........          272         (130)     --
                                                                              -----------  -----------  ----------
    Net cash provided by (used in) investing activities.....................     (107,697)     (18,603)      7,597
                                                                              -----------  -----------  ----------
Cash flows provided by (used in) financing activities:
  Net proceeds from public offering of securities and exercise of option
    warrants of subsidiary..................................................       88,068      --             (211)
  Proceeds from issuance of common stock, net...............................        2,240          106      --
  Minority interest portion of subsidiary dividend distribution.............      --           (14,931)     --
  Purchase of treasury stock................................................       (1,338)     --           --
  Short-term debt, net......................................................        2,567       (1,625)        566
  Proceeds from long-term debt..............................................        6,514          230       1,359
  Repayments of long-term debt..............................................       (7,887)        (341)       (509)
  Liability in respect of customer advances.................................        4,500      --           --
  Repayment of liability in respect of customer advances....................      --            (2,250)     --
                                                                              -----------  -----------  ----------
    Net cash provided by (used in) financing activities.....................       94,664      (18,811)      1,205
                                                                              -----------  -----------  ----------
Net increase (decrease) in cash and cash equivalents........................       19,332      (23,495)     (1,040)
Cash and cash equivalents at beginning of year..............................        6,627       25,959       2,464
                                                                              -----------  -----------  ----------
Cash and cash equivalents at end of year....................................  $    25,959  $     2,464  $    1,424
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------
Supplemental cash flow information:
  Cash paid during the period for:
    Interest................................................................  $       911  $       829  $      183
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------
    Income taxes............................................................  $     3,422  $     2,360  $      773
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

               SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                       ---------------------------------
                                                                                          1995        1996       1997
                                                                                       ----------  ----------  ---------

                                                                                          (AS RESTATED; SEE NOTE 22)
           Adjustments to reconcile net income (loss) to net cash provided by (used
             in) operating activities:
A.
           Depreciation and amortization.............................................  $    8,908  $   16,829  $   1,479
           Gain on changes in ownership interests in subsidiaries....................     (26,339)     --         --
           Gain on sale of affiliate.................................................      --          (1,710)    --
           Minority interests........................................................      25,026       7,699        687
           Write-down of capitalized software development costs......................      --          --          1,663
           Earnings on marketable debt securities....................................      (3,775)     (3,330)      (107)
           Deferred income taxes.....................................................       2,421       1,715      2,982
           Increase in liability for severance pay...................................         492         176        120
           (Equity) loss in affiliates...............................................         169       1,767     (8,027)
           (Gain) loss on sale of property, plant and equipment, net.................          91          55        (15)
           Other.....................................................................          71        (276)      (152)
           (Increase) decrease in accounts receivable and other current assets.......     (22,789)      7,757     (1,327)
           (Increase) decrease in inventory..........................................      (3,553)     (2,461)       424
           (Increase) decrease in long-term receivables..............................         324        (163)      (165)
           Increase (decrease) in accounts payable and other current liabilities.....      16,767     (10,219)     3,040
           Increase (decrease) in liability in respect of customer advances, net.....      16,803      (1,440)    --
                                                                                       ----------  ----------  ---------
                                                                                       $   14,616  $   16,399  $     602
                                                                                       ----------  ----------  ---------
                                                                                       ----------  ----------  ---------
           Net effect of change in reporting method:
B.
           Working capital, net of cash..............................................      --      $   68,217  $     (18)
           Investment recorded.......................................................      --         (65,884)     1,157
           Property and equipment....................................................      --         104,582     --
           Other assets..............................................................      --             120     (1,037)
           Other liabilities.........................................................      --         (25,256)    --
           Minority interests........................................................      --         (93,238)    --
                                                                                       ----------  ----------  ---------
                                                                                           --      $  (11,459) $     102
                                                                                       ----------  ----------  ---------
                                                                                       ----------  ----------  ---------
C.         Non-cash activities:
           Issuance of common stock related to business acquisitions.................  $    1,134      --         --
                                                                                       ----------  ----------  ---------
                                                                                       ----------  ----------  ---------
           Notes received upon sale of subsidiary....................................      --      $      589     --
                                                                                       ----------  ----------  ---------
                                                                                       ----------  ----------  ---------
           Note received upon sale of affiliate......................................      --      $    2,000     --
                                                                                       ----------  ----------  ---------
                                                                                       ----------  ----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries. Material intercompany balances and transactions have been eliminated. The Company's principal subsidiaries are as follows:

                                                                           EFFECTIVE PERCENTAGE
                                                                                OWNERSHIP
                                                                            AS OF DECEMBER 31,
                                                                         ------------------------
NAME OF SUBSIDIARY                                                          1996         1997
-----------------------------------------------------------------------  -----------  -----------
Tower Semiconductor Holdings 1993 Ltd. ("Holdings")....................       60.0%        60.0%
Tower..................................................................       24.6%        24.6%
Decision Systems Israel Ltd.("DSI")....................................       79.6%        76.3%
International Data Operations, Inc.....................................      100.0%       100.0%
Databit Inc............................................................      100.0%       100.0%

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--GENERAL AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECLASSIFICATIONS

    Certain amounts included in the consolidated statements of operations have been reclassified to conform with current presentation.

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

COMPUTER SOFTWARE DEVELOPMENT COSTS

    Computer software development costs, presented net of participation from others, are capitalized upon the establishment of technological feasibility for costs that the Company believes will be recovered from anticipated revenues. These determinations are made regularly by the Company on a product by product basis. Amortization of these costs commences when the product is available for general release to customers, based on the ratio of current revenues to current and anticipated future gross revenues, but not less than straight-line amortization over the expected economic life of each product (primarily three years). Capitalized software development costs which exceed their net realizable value at each balance sheet date are written off.

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--GENERAL AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL

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

REVENUE RECOGNITION

    Revenues are recognized as products are shipped or services are provided, except for revenues from fixed-price contracts, which are recorded on the basis of the percentage-of-completion method. Revenues from such contracts are recorded as costs (primarily direct labor) are incurred, in the proportion that actual costs incurred bear to total estimated costs. Fixed price projects are often subject to termination without substantial penalty. Percentage-of-completion estimates are continually reviewed and any adjustments required are reflected in the period when such estimates are revised. Losses on contracts, if any, are recognized in the period in which the loss is determined. See discussion of SOP 97-2 in "Effects of Recently Issued Accounting Standards."

RESEARCH AND DEVELOPMENT EXPENSES ("R&D")

    R&D costs not qualifying for capitalization as software development costs, net of related participation, are charged to operations as incurred.

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

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--GENERAL AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN EXCHANGE AGREEMENTS

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

LONG-LIVED ASSETS

    The Financial Accounting Standards Board (the "FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that such assets be segregated and stated at the lower of the expected net realizable value or cost. The carrying value of long-lived assets is periodically reviewed to determine whether impairment exists. The review is based on comparing the carrying amount of the assets to the undiscounted estimated cash flows over the remaining useful lives. No impairment is indicated as of December 31, 1997. The Company has adopted this statement and the impact has not been significant.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

    The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings per Share" (the "Statement"). The Statement establishes standards for computing and presenting net income (loss) per share and applies to entities with publicly held common stock or potential stock such as employee stock options. The Statement replaces the presentation of primary net income
(loss) per share with a presentation of basic net income (loss) per share and also requires, among other things, dual presentation of basic and diluted net income (loss) per share for all entities with complex capital structures. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for each period presented. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted number of shares outstanding plus the dilutive potential of common shares which will result from the exercise of stock options. Prior periods have been restated to reflect the requirements of the new statement.

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--GENERAL AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following is a reconciliation of the weighted average shares used in the computation of basic and dilutive net income (loss) per share: (000's)

                                                                         1995       1996       1997
                                                                       ---------  ---------  ---------
Weighted average common shares outstanding used for basic net income
  (loss) per share...................................................      7,026      7,340      7,369
Dilutive stock options...............................................        281     --         --
                                                                       ---------  ---------  ---------
Weighted average common shares outstanding used for dilutive net
  income (loss) per share............................................      7,307      7,340      7,369
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    No stock options were included in the computations for 1996 and 1997, as doing so would have been anti-dilutive of the per-share amounts for those years. The number of stock options and warrants that could potentially dilute basic net income (loss) per share in the future that were not included in the table above in years ended December 31, 1995, 1996 and 1997 were 1,940, 2,022 and 1,911, respectively.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and believes that such effect would be insignificant.

    In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" SFAS 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company uses data at the subsidiary level to manage the operations and the Company will expand its current footnote disclosure to meet these criteria.

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." This SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. This SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. Mangement has evaluated the effect on its financial reporting from the adoption of this SOP and believes that such effect would be insignificant.

    In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosure about Pension and Other Postretirement Benefits". SFAS 132 revises and standardizes employers' disclosures regarding pension and other postretirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and believes that it is already in compliance with this disclosure.

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2--INVESTMENT IN TOWER

    Since acquiring Tower, a manufacturer of semiconductor products, DSSI maintained voting control of more than 50% of its shares, through Holdings. Tower's shares are traded on the Nasdaq National Market. Although the Company has retained effective control of Tower, as of the end of 1996 the Company no longer maintained voting control of Tower and, therefore, ceased to consolidate Tower's balance sheet as of December 31, 1996. As the Company's individual assets and liabilities at December 31, 1996 and the consolidated statements of operations for the year ended December 31, 1997 do not include amounts related to Tower, the Company's 1996 and 1997 consolidated statements of operations are not directly comparable. The consolidated statements of operations reflect Tower's revenues and expenses on a full-year basis for the years ended December 31, 1995 and 1996. See Note 8 for summary financial information of Tower. See
Note 21 as to subsequent events.

NOTE 3--MARKETABLE DEBT SECURITIES

    Marketable debt securities consist primarily of United States Treasury Bills at yields to maturity ranging from 4.9% to 5.1% (1996-4.6% to 4.9%) and that mature in January, 1998. The balances approximate market value.

NOTE 4--PRINCIPAL CUSTOMERS

    Sales to and receivables from principal customers for the respective periods were as follows:

                                                                                         ACCOUNTS RECEIVABLE
                                              CONSOLIDATED SALES                                AS OF
                                           YEAR ENDED DECEMBER 31,                           DECEMBER 31,
                       ----------------------------------------------------------------  --------------------
                               1995                  1996                 1997*            1996*      1997*
                       --------------------  --------------------  --------------------  ---------  ---------
Customer A...........  $  57,427       44.2% $  65,599       49.8%        --         --         --     --
Customer B...........     19,725       15.2      9,716        7.4         --         --         --     --
Customer C...........        535        0.4      1,541        1.2  $   4,617       11.5% $     402  $     946
Customer D...........        462        0.4      3,410        2.6      4,273       10.7      1,193        744
                       ---------        ---  ---------        ---  ---------        ---  ---------  ---------
                       $  78,149       60.2% $  80,266       61.0% $   8,890       22.2% $   1,595  $   1,690
                       ---------        ---  ---------        ---  ---------        ---  ---------  ---------
                       ---------        ---  ---------        ---  ---------        ---  ---------  ---------

------------------------

*   See Note 2.

NOTE 5--INVENTORY

    Inventory consists of the following:

                                                                             AS OF DECEMBER 31,
                                                                            --------------------
                                                                              1996       1997
                                                                            ---------  ---------
Work in process...........................................................  $      14  $      33
Finished goods and merchandise............................................        939        344
                                                                            ---------  ---------
                                                                            $     953  $     377
                                                                            ---------  ---------
                                                                            ---------  ---------

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6--NOTE RECEIVABLE

    Effective July 1996, the Company sold its 50% interest in an affiliate in consideration for a $2,000 unsecured note. The note bears interest at an annual rate of 8.25% and is payable on or before July 1, 1998. The Company recorded a gain of approximately $1,700 on the transaction in 1996. In February 1998, the note was modified to make it convertible into freely tradable common stock of the maker of the note. See subsequent event in Note 21.

NOTE 7--OTHER CURRENT ASSETS

    Other current assets consist of the following:

                                                                           AS OF DECEMBER 31,
                                                                          --------------------
                                                                            1996       1997
                                                                          ---------  ---------
Israeli government-other................................................  $      40  $      20
Foreign income tax receivable (Israel)..................................        515        347
Other...................................................................      1,185        806
                                                                          ---------  ---------
                                                                          $   1,740  $   1,173
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 8--INVESTMENTS

(A) COMPOSITION

    Investments consist of the following:

                                                                           AS OF DECEMBER 31,
                                                                          --------------------
                                                                            1996       1997
                                                                          ---------  ---------
Investment in Tower (see (b) below).....................................  $  65,884  $  68,630
Other investments (see (c) below).......................................      2,488      2,065
                                                                          ---------  ---------
                                                                          $  68,372  $  70,695
                                                                          ---------  ---------
                                                                          ---------  ---------
Minority interests in investments.......................................  $  26,927  $  27,930
                                                                          ---------  ---------
                                                                          ---------  ---------

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8--INVESTMENTS (CONTINUED)
(B) INVESTMENT IN TOWER

    Set forth below is condensed financial information of Tower

                                                                          AS OF DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1997
                                                                        ----------  ----------
Current assets........................................................  $  110,403  $  115,738
Property and equipment................................................     106,047      99,216
Other assets..........................................................         120      --
Current liabilities...................................................      30,727      24,813
Long-term debt........................................................      12,064      12,117
Other long-term liabilities...........................................      13,194      13,753
Shareholders' equity..................................................     160,585     166,881

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1995       1996        1997
                                                              ---------  ---------  ----------
Sales.......................................................  $  99,621  $  97,885  $  125,917
Operating income............................................     23,468      9,652      20,140
Net income..................................................     20,439     10,014      19,171

    In November 1996, Tower paid a dividend of $19,808 ($1.50 per share) and in October 1997 a dividend of $13,235 ($1.00 per share). The market value of the Company's investment in Tower as of December 31, 1997 was approximately $32,500. See Note 21.

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

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9--PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                      ESTIMATED USEFUL     AS OF DECEMBER 31,
                                                            LIFE          --------------------
                                                         (IN YEARS)         1996       1997
                                                     -------------------  ---------  ---------
Cost:
Computer equipment.................................          3-5          $   2,616  $   1,963
Office furniture and equipment.....................         4-10                464      1,841
Motor vehicles.....................................           7               1,195      1,107
Leasehold improvements.............................       Term of Lease         184        197
                                                                          ---------  ---------
                                                                              4,459      5,108
                                                                          ---------  ---------

Accumulated depreciation and amortization:
Computer equipment.................................                           1,456      1,375
Office furniture and equipment.....................                             227        478
Motor vehicles.....................................                             381        952
Leasehold improvements.............................                             116        122
                                                                          ---------  ---------
                                                                              2,180      2,927
                                                                          ---------  ---------
    Property and equipment, net....................                       $   2,279  $   2,181
                                                                          ---------  ---------
                                                                          ---------  ---------

    Depreciation and amortization in respect of property and equipment amounted to $8,471, $16,019 and $886 for 1995, 1996 and 1997, respectively.

NOTE 10--CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

    Capitalized software development costs consist of the following:

                                                                        AS OF DECEMBER 31,
                                                                       --------------------
                                                                         1996       1997
                                                                       ---------  ---------
Capitalized software developments costs..............................  $   1,537  $   2,909
Less: Accumulated amortization.......................................       (606)    (1,246)
     Accumulated writedowns to net realizable value..................     --         (1,663)
                                                                       ---------  ---------
                                                                       $     931  $       0
                                                                       ---------  ---------
                                                                       ---------  ---------

    Based on management's determination that certain capitalized software costs exceeded their net realizable value, capitalized software costs relating to certain sub-systems in development projects were written-down and included in cost of sales for capitalized software costs that were being amortized and were included in research and development expenses for capitalized software costs relating to products that were not yet available for general release to customers. Writedowns to the net realizable value of the capitalized software costs amounted to $0, $0 and $1,663 for the years ended December 31, 1995, 1996 and 1997, respectively. Amortization of capitalized software amounted to $28, $578 and $305 during the years ended December 31, 1995, 1996 and 1997, respectively. See Note 22.

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11--SHORT-TERM DEBT--BANKS AND OTHERS

    Included with short-term debt is $1,456 received from foreign investors (December 31, 1996-$1,403) intended for financing future projects of the Company. In January 1998 this amount was repaid. The debt was secured by a bank deposit which bears interest at approximately 4% per annum. The deposit has been classified as restricted cash. In 1997, the Company undertook a direct guarantee, by means of a deposit, of $330 of certain bank commitments arising out of the operating activities of an Israeli affiliate. The deposit has been classified as restricted cash. All lines of credit with Israeli banks were being fully utilized as of December 31, 1997.

NOTE 12--LONG-TERM DEBT--BANKS AND OTHERS

    Long-term debt--banks and others consists of the following:

                                                                             AS OF DECEMBER 31,
                                                                            --------------------
                                                                              1996       1997
                                                                            ---------  ---------
Debt to Israeli banks, bearing interest at 5%-8% per annum................  $     493  $   1,376
Less-current maturities...................................................        162      1,128
                                                                            ---------  ---------
                                                                            $     331  $     248
                                                                            ---------  ---------
                                                                            ---------  ---------

    Certain assets in Israel have been pledged as collateral for long-term and short-term bank debt amounting to approximately $1,000 and for guarantees. Interest expense on short-term and long-term bank debt for 1995, 1996 and 1997 amounted to $1,011, $734 and $183, respectively.

NOTE 13--OTHER LONG-TERM LIABILITIES

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

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14--COMMITMENTS AND CONTINGENCIES

(A) LEASES OF PROPERTY AND EQUIPMENT

    Rental and leasing expenses for 1995, 1996 and 1997 amounted to $554, $625 and $777, respectively. Future minimum lease payments on non-cancelable operating leases as of December 31, 1997 are as follows:

YEAR ENDING DECEMBER 31,
-------------------------------------------------------------------------------------
1998.................................................................................  $     967
1999.................................................................................        977
2000.................................................................................        885
2001.................................................................................        361
                                                                                       ---------
                                                                                       $   3,190
                                                                                       ---------
                                                                                       ---------

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

    Between June and September 1996, several suits were filed in the United States on behalf of a purported class of Tower's shareholders who purchased or otherwise acquired Tower's ordinary shares between May 25, 1995 and June 10, 1996, against Tower, its Co-Chief Executive Officers, its Chairman of the Board of Directors and the Company. The actions have been consolidated in the United States District Court for the District of New Jersey. The consolidated complaint filed in the actions alleges that the defendants made misstatements and omissions regarding, among other things (i) the relationship between

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14--COMMITMENTS AND CONTINGENCIES (CONTINUED)
Tower and a major customer and (ii) Tower's process development efforts in connection therewith, in violation of certain U.S. Federal securities laws. Tower has indemnified the defendants, up to the limits permitted by the Israel Companies Ordinance, from any liability arising out of the actions. Tower maintains insurance policies that, under certain conditions, cover actions of this type up to an aggregate amount of $20,000. The Company is unable to determine at this time with any certainty the ultimate outcome of the aforementioned matter or its effect, if any, on the Company's financial condition, operating results and business. However, the Company believes it has meritorious defenses and is defending the actions vigorously.

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

NOTE 15--SHAREHOLDERS' EQUITY

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

    A summary of the status of the Company's option plans as of December 31, 1995, 1996 and 1997, as well as changes during each of the years then ended, is presented below:

                                  1995                     1996                     1997
                         -----------------------  -----------------------  -----------------------
                                      WEIGHTED                 WEIGHTED                 WEIGHTED
                                       AVERAGE                  AVERAGE                  AVERAGE
                         NUMBER OF    EXERCISE    NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                          OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
                         ----------  -----------  ----------  -----------  ----------  -----------
                            (IN                      (IN                      (IN
                          SHARES)                  SHARES)                  SHARES)
Outstanding at
  beginning of year....     970,500   $    6.65    1,361,567   $    6.70    1,423,492   $    6.60
Granted................     559,400   $    6.73      226,500   $    5.90       53,500   $    5.82
Exercised..............     (65,833)  $    4.59      (17,875)  $    5.89       --          --
Forfeited..............    (102,500)  $    6.77     (146,700)  $    6.38      (20,925)  $    6.38
                         ----------               ----------               ----------
Outstanding at end of
  year.................   1,361,567   $    6.70    1,423,492   $    6.60    1,456,067   $    6.57
                         ----------               ----------               ----------
                         ----------               ----------               ----------
Exercisable at end of
  year.................     407,241   $    6.57      826,601   $    6.61    1,162,816   $    6.66
                         ----------               ----------               ----------
                         ----------               ----------               ----------

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15--SHAREHOLDERS' EQUITY (CONTINUED)

                                     OUTSTANDING AS OF                      EXERCISABLE AS OF
                                     DECEMBER 31, 1997                      DECEMBER 31, 1997
                     -------------------------------------------------  -------------------------
                                                           WEIGHTED                   WEIGHTED
                                        WEIGHTED            AVERAGE                    AVERAGE
RANGE OF EXERCISE      NUMBER       AVERAGE REMAINING      EXERCISE       NUMBER      EXERCISE
  PRICES             OUTSTANDING    CONTRACTUAL LIFE         PRICE      EXERCISABLE     PRICE
-------------------  -----------  ---------------------  -------------  ----------  -------------
                                                                           (IN
                     (IN SHARES)       (IN YEARS)                        SHARES)
$4.75-5.88.........     277,500               6.4          $    5.69       121,583    $    5.60
$6.06-7.88.........   1,148,567               4.9          $    6.66     1,021,233    $    6.70
$11.13.............      30,000               7.8          $   11.13        20,000    $   11.13
                     -----------                                        ----------
                      1,456,067                            $    6.57     1,162,816    $    6.66
                     -----------                                        ----------
                     -----------                                        ----------

    The weighted average grant-date fair value of the 226,500 and 53,500 options granted during 1996 and 1997 amounted to $3.56 and $5.24 per option, respectively. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

                                                              1995        1996        1997
                                                           ----------  ----------  ----------
Risk-free interest rate..................................    6.70%       6.30%       6.00%
Expected life of options.................................   3.4 years   5.9 years   5.9 years
Expected annual volatility...............................     59%         59%         47%
Expected dividend yield..................................     none        none        none

    Had compensation cost for the Company's option plans been determined based on fair value at the grant dates for awards made in 1996 and 1997 under such plans in accordance with SFAS No. 123, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1995       1996        1997
                                                              ---------  ---------  ----------
Net income (loss)-as restated (See Note 22).................  $  17,749  $  (2,480) $  (10,444)
Pro forma net income (loss).................................  $  17,097  $  (3,427) $  (10,566)
Basic net income (loss) per share-as restated (See Note
  22).......................................................  $    2.53  $   (0.34) $    (1.42)
Pro forma basic net income (loss) per share.................  $    2.43  $   (0.47) $    (1.44)
Diluted net income (loss) per share-as restated (See Note
  22).......................................................  $    2.43  $   (0.34) $    (1.42)
Pro forma diluted net income (loss) per share...............  $    2.34  $   (0.47) $    (1.44)

    The pro forma information in the above table also gives effect to the application of SFAS No. 123 on the share option plans of the Company's subsidiaries.

(B) WARRANTS

    The Company has from time to time issued warrants primarily as compensation to underwriters in connection with public stock offerings and to investors as part of a private placement by the Company of

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15--SHAREHOLDERS' EQUITY (CONTINUED) common stock and warrants. All warrants issued to date have been at exercise prices equal to or greater than market value on the date of issuance. The effect of warrant issuance on the Company's results of operations for all years presented is immaterial. A summary of warrant activity follows:

                                             1995                      1996                      1997
                                   ------------------------  ------------------------  ------------------------
                                                 WEIGHTED                  WEIGHTED                  WEIGHTED
                                                  AVERAGE                   AVERAGE                   AVERAGE
                                    NUMBER OF    EXERCISE     NUMBER OF    EXERCISE     NUMBER OF    EXERCISE
                                     OPTIONS       PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                                   -----------  -----------  -----------  -----------  -----------  -----------
                                   (IN SHARES)               (IN SHARES)               (IN SHARES)
Outstanding at beginning of
  year...........................     591,284    $    8.97      433,825    $    9.06      433,825    $    9.06
Granted..........................     100,000    $    6.34       --           --           --
Exercised........................    (257,459)   $    7.80       --           --           --
Forfeited........................      --           --           --           --         (236,325)   $    8.13
                                   -----------               -----------               -----------
Outstanding at end of year.......     433,825    $    9.06      433,825    $    9.06      197,500    $   10.18
                                   -----------               -----------               -----------
                                   -----------               -----------               -----------

(C) STOCK AWARD

    In March 1996, the Company granted 100,000 shares of common stock to its Chief Executive Officer. The shares vest over a three-year period. Deferred compensation in the aggregate amount of $587 was recorded against additional paid-in capital at the date of grant, of which $150 and $196 was amortized to compensation expense during 1996 and 1997, respectively.

(D) OTHER

    In March 1996, the Company's Board of Directors adopted a stockholder rights plan providing for the distribution of common stock purchase rights at the rate of one right for each share of the Company's common stock held by shareholders of record as of the close of business on April 1, 1996. The rights plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's shareholders. Each right initially entitles shareholders to buy one-half of a share of common stock of the Company for $15. Generally, the right will be exercisable only if a person or group acquires beneficial ownership of 15% of more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock. If any person ("Acquiring Person") becomes the beneficial owner of 15% or more of the Company's common stock, other than pursuant to a tender or exchange offer for all outstanding shares of the Company approved by a majority of the Company's independent directors, then, subject to certain exceptions set forth in the rights plan, each right not owned by the Acquiring Person or related parties will entitle its holder to purchase, at the right's then current exercise price, shares of the Company's common stock (or, in certain circumstances as determined by the Board of Directors, cash, other property or other securities) having a value of twice the right's then current exercise price. The Company will generally be entitled to redeem the rights at one half of one cent

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15--SHAREHOLDERS' EQUITY (CONTINUED) per right at any time until 10 days (subject to extension) following a public announcement that a 15% position has been acquired. The rights plan will expire in March 2006.

NOTE 16--RELATED PARTY BALANCES AND TRANSACTIONS

    Other assets include a non-interest bearing loan of $277 and $357, at December 31, 1996 and 1997, respectively, made to an executive officer of the Company. In addition, the Company approved a loan of up to $650, bearing interest at an annual rate of 7%, to its Chief Executive Officer. The balance of this loan as of December 31, 1997 was approximately $650. Such loan is repayable in installments over a period of five years. The Company paid consulting and other fees to directors of $82, $85 and $45 for the years ended December 31, 1995, 1996 and 1997, respectively. Sales for the years ended December 31, 1995 and 1996 include $1,160, and $102, respectively, to an affiliate. No sales to affiliates were made in 1997. Approximately $152 and $66, received from affiliates for expense reimbursement during the years ended December 31, 1995 and 1997, respectively, was reflected as a reduction of selling, general and administrative expenses. No amount was received in 1996. The Company paid legal fees for services rendered and out-of-pocket disbursements to a firm in which a related party is a principal, of approximately $535, $450 and $401 for the years ended December 31, 1995, 1996 and 1997, respectively. Approximately $10 and $117, included in other current liabilities, was owed to this firm as of December 31, 1996 and 1997, respectively.

NOTE 17--GAIN ON CHANGES IN OWNERSHIP INTERESTS IN SUBSIDIARIES

    Tower conducted a public offering in July 1995, which resulted in a decrease in the Company's effective interest in Tower to 24.6%. As a result of the offerings, the Company recognized a gain on changes in ownership interests in subsidiaries of $26,339 in 1995.

    Detailed information of the stock offering is as follows:

                                                                                      JULY 1995
                                                                                     -----------
Number of shares issued (in thousands).............................................       3,205
Price per share....................................................................   $   29.00
Total net proceeds of offering.....................................................   $  88,068
Company's effective ownership interest before transaction..........................        32.5%
Company's effective ownership interest after transaction...........................        24.6%

    No deferred taxes were recorded in respect of the gains, as the Company's investment in Tower is essentially permanent in duration (see Note 18).

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 18--INCOME TAXES

(A) COMPOSITION

    Income taxes consist of the following:

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1995       1996       1997
                                                                   ---------  ---------  ---------
Current:
  Federal........................................................     --      $       8  $      (4)
  State and local................................................  $      14     --            161
  Foreign........................................................      2,402        418        716
                                                                   ---------  ---------  ---------
                                                                   $   2,416  $     426  $     873
                                                                   ---------  ---------  ---------

Deferred:
  Federal........................................................       (491)      (677)     1,853
  State and local................................................         18       (187)       218
  Foreign........................................................      2,894      2,579        563
                                                                   ---------  ---------  ---------
                                                                       2,421      1,715      2,634
                                                                   ---------  ---------  ---------
                                                                   $   4,837  $   2,141  $   3,507
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

(B) EFFECTIVE INCOME TAX RATES

    Set forth below is a reconciliation between the Federal tax rate and the Company's effective income tax rates:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1995         1996         1997
                                                                              -----        -----        -----
Statutory Federal rates..................................................          34%          34%          34%
Increase (decrease) in income tax rate resulting from:
  Tax exempt gain from public offering of subsidiary.....................         (18)      --           --
  Israeli operations-net impact of Israeli statutory rate and special
    deduction............................................................          (9)         (10)          (3)
Non-deductible expenses..................................................           2            2           (1)
State and local income taxes-net.........................................           1           (4)           9
Net operating loss carryforward..........................................          (2)          (1)      --
Other....................................................................           1            2           (5)
Increase in valuation allowance..........................................           1            1          (62)
                                                                                   --           --           --
Effective income tax rates...............................................          10%          24%         (28%)
                                                                                   --           --           --
                                                                                   --           --           --

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 18--INCOME TAXES (CONTINUED)
(C) ANALYSIS OF DEFERRED TAX ASSETS (LIABILITIES)

    Deferred tax assets (liabilities) consist of the following:

                                                                                    AS OF
                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1996       1997
                                                                             ---------  ---------
Accelerated depreciation for tax purposes..................................  $     (72) $     (50)
Intangible asset basis differences.........................................       (187)       (93)
Nondeductible accrued expenses.............................................       (653)      (661)
Net operating and capital loss carryforwards...............................      5,539      9,882
Foreign tax credit carryforwards...........................................        242        242
                                                                             ---------  ---------
                                                                                 4,869      9,320
Valuation allowance........................................................     (2,231)    (9,320)
                                                                             ---------  ---------
Net deferred tax asset.....................................................  $   2,638  $       0
                                                                             ---------  ---------
                                                                             ---------  ---------

    The valuation relates principally to net operating loss and capital loss carryforwards and Federal foreign tax credit carryforwards. Due to the Company's recent history of losses, a valuation allowance has been established against the December 31, 1997 deferred tax assets. As of December 31, 1996, deferred tax assets of $205 are classified as other current assets and $2,433 as other assets.

(D) SUMMARY OF TAX LOSS AND CREDIT CARRYFORWARDS

    As of December 31, 1997, the Company had various tax loss and credit carryforwards which expire as follows:

                                                                          NET OPERATING LOSS
                                                                    -------------------------------   FEDERAL FOREIGN
EXPIRATION                                                           FEDERAL     STATE     FOREIGN      TAX CREDIT
------------------------------------------------------------------  ---------  ---------  ---------  -----------------
1999..............................................................             $     317
2000..............................................................                 1,078
2001..............................................................                 1,178                 $     241
2002-2003.........................................................                 1,070
2008-2009.........................................................  $   2,758
2010-2011.........................................................      2,841      1,058
2012-2013.........................................................      7,527     10,330
Unlimited.........................................................                        $   5,499
                                                                    ---------  ---------  ---------          -----
      Total.......................................................  $  13,126  $  15,031  $   5,499      $     241
                                                                    ---------  ---------  ---------          -----
                                                                    ---------  ---------  ---------          -----

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 18--INCOME TAXES (CONTINUED)
(E) COMPOSITION OF INCOME BEFORE INCOME TAXES

    Composition of income before income taxes is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1995       1996        1997
                                                              ---------  ---------  ----------
Income (loss) before incomes taxes:
  Domestic..................................................  $  (1,950) $  (4,128) $  (11,206)
  Foreign...................................................     49,731     13,255      (1,287)
                                                              ---------  ---------  ----------
                                                              $  47,781  $   9,127  $  (12,493)
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------

(F) OTHER

    As of December 31, 1996 and 1997, the aggregate unrecognized deferred tax liability related to investments in foreign subsidiaries that are essentially permanent in duration amounted to approximately $8,000 and $933, respectively.

NOTE 19--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

    The data for each business segment is presented according to geographical location of the operating facilities. General corporate expenses are included with selling, general and administrative expenses in the statements of operations.

                                                     COMPUTER SEGMENT
                                       ---------------------------------------------
                                                             ADJUSTMENTS    TOTAL     SEMICONDUCTOR   CORPORATE
                                                   UNITED        AND       COMPUTER      SEGMENT       UNITED
                                        ISRAEL     STATES    ELIMINATIONS  SEGMENT       ISRAEL        STATES       TOTAL
                                       ---------  ---------  -----------  ----------  -------------  -----------  ----------
Year ended December 31, 1995:
  Total sales........................  $  15,634  $  15,600   $  (1,032)  $   30,202   $    99,621       --       $  129,823
  Intercompany sales.................       (684)      (348)      1,032       --           --            --           --
                                       ---------  ---------  -----------  ----------  -------------  -----------  ----------
  Net sales..........................  $  14,950  $  15,252   $       0   $   30,202   $    99,621       --       $  129,823
  Operating income (loss)............  $  (2,146) $    (973)     --       $   (3,119)  $    23,523    $  (1,721)  $   18,683
  Identifiable assets................  $  12,751  $   3,935      --       $   16,686   $   238,413    $  16,532   $  271,631
  Depreciation and amortization......  $     861  $     174      --       $    1,035   $     7,818    $      27   $    8,880
  Capital expenditures...............  $     776  $     730      --       $    1,506   $    46,229    $      26   $   47,761

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 19--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                     COMPUTER SEGMENT
                                       ---------------------------------------------
                                                             ADJUSTMENTS    TOTAL     SEMICONDUCTOR   CORPORATE
                                                   UNITED        AND       COMPUTER      SEGMENT       UNITED
                                        ISRAEL     STATES    ELIMINATIONS  SEGMENT       ISRAEL        STATES       TOTAL
                                       ---------  ---------  -----------  ----------  -------------  -----------  ----------
Year ended December 31, 1996*:
  Total sales........................  $  13,424  $  21,045   $    (599)  $   33,870   $    97,885       --       $  131,755
  Intercompany sales.................        (77)      (522)        599       --           --            --           --
                                       ---------  ---------  -----------  ----------  -------------  -----------  ----------
  Net sales..........................  $  13,347  $  20,523   $       0   $   33,870   $    97,885       --       $  131,755
  Operating income (loss)**..........  $  (1,245) $  (3,058)     --       $   (4,303)  $    11,268    $  (1,550)  $    5,415
  Identifiable assets................  $  10,526  $   6,894      --       $   17,420   $    65,889    $  14,509   $   97,818
  Depreciation and amortization......  $     629  $     907      --       $    1,536   $    15,243    $      50   $   16,829
  Capital expenditures...............  $     557  $   1,326      --       $    1,883   $    50,565    $     110   $   52,558

Year ended December 31, 1997*:
  Total sales........................  $  14,346  $  25,593   $    (354)  $   39,585       --         $     411   $   39,996
  Intercompany sales.................     --           (354)        354       --           --            --           --
                                       ---------  ---------  -----------  ----------  -------------  -----------  ----------
  Net sales..........................  $  14,346  $  25,239   $       0   $   39,585       --         $     411   $   39,996
  Operating loss.....................  $  (1,482) $  (8,933)     --       $  (10,415)      --         $  (2,220)  $  (12,635)
  Identifiable assets................  $  10,351  $   6,263      --       $   16,614   $    68,649    $   7,103   $   92,366
  Depreciation and
    amortization.....................  $     466  $   1,030      --       $    1,496       --         $      55   $    1,479
  Capital expenditures...............  $     324  $     535      --       $      859       --         $       3   $      862

    Sales classified by geographical markets:

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                                1995        1996       1997*
                                                             ----------  ----------  ---------
Israel.....................................................  $   14,672  $   12,061  $  12,769
United States..............................................      65,941      62,438     27,164
Far East...................................................      48,814      56,773     --
Europe.....................................................         396         483         63
                                                             ----------  ----------  ---------
                                                             $  129,823  $  131,755  $  39,996
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

------------------------

*   See Note 2.

** The Company also operated in 1996 in the Computer segment via an affiliate in the United States which is engaged in the development and production of software. The Company's share in the affiliate's losses (reflected in equity
    (loss) in affiliates in the statement of income) amounted to $1,600 in 1996. The affiliate was consolidated in 1997.

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 20--FINANCIAL INSTRUMENTS

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

(D) FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair values are estimated for financial instruments included in current assets and current liabilities at book value, due to the short maturity of such instruments. Fair value for long-term debt is estimated based on the current rates offered to the Company for debt with the same remaining maturities. Fair value of long-term equity marketable investments is estimated based on market value. The estimation of fair value for non-marketable long-term equity investments (book value of $70,696 as of December 31, 1997) was not practicable. The estimated fair value of the Company's financial instruments was not materially different than their book value. See Note 8(b) for information regarding the book and fair market value of the Company's investment in Tower.

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

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 21--SUBSEQUENT EVENTS (UNAUDITED)

    In April 1998, the Company converted the note receivable referred to in Note 6 into shares of common stock of the maker of the note. The delivery of these shares represented payment of approximately $1,700 of the approximately $2,300 principal of and accrued interest on the note. These shares were subsequently sold by the Company for approximately $1,900. In June 1998, the maker of the note filed for protection under Chapter 11 of the Bankruptcy Act. The Company, in the second quarter of 1998, established an allowance for doubtful accounts equal to approximately $610, which represented the remaining amount then outstanding on the note. The expense resulting from this allowance was partially offset in the second quarter of 1998 by the profit from the sale of the common stock.

    In April 1998, the Company sold certain assets and the technology related to its PHD product for approximately $7,000. The Company recognized a gain of approximately $5,000 before taxes in the second quarter of 1998 in connection with such sale.

    Due to decline in the market price for Tower's shares, at August 31, 1998 the market value of the Company's investment in Tower was $20,322, significantly below the carrying value of the equity investment as of December 31, 1997 of $40,700 (after minority interest). The Company has no current intentions to dispose of its investment in Tower.

NOTE 22--RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

    Subsequent to the issuance of the Company's 1997 consolidated financial statements, a subsidiary filed restated financial statements with the Israel Securities Authority ("ISA") which reflect adjustments having a material effect on the Company's consolidated financial statements. The subsidiary's restatement relates to the order of the ISA which required primarily the expensing of previously capitalized software development costs. As a result, capitalized software development costs on the Company's consolidated balance sheets and R&D expenses on the Company's consolidated statements of operations for the years ended December 31, 1992 through December 31, 1997 have been restated to reflect the order of the ISA. In addition, deferred income taxes, which had been classified as part of other current assets and as part of other noncurrent assets, on the Company's consolidated balance sheet and income tax expense on the Company's consolidated statement of operations for the year ended December 31, 1997 have been restated to reflect the order of the ISA.

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 22--RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    The effect of the restatements on the Company's balance sheets at December 31, 1996 and 1997 and statements of operations for the years ended December 31, 1995, 1996 and 1997 are summarized as follows:

                                               YEAR ENDED                YEAR ENDED               YEAR ENDED
                                            DECEMBER 31, 1995        DECEMBER 31, 1996         DECEMBER 31, 1997
                                         -----------------------  ------------------------  -----------------------
                                             AS                       AS                        AS
                                         PREVIOUSLY               PREVIOUSLY                PREVIOUSLY
                                          REPORTED   AS RESTATED   REPORTED    AS RESTATED   REPORTED   AS RESTATED
                                         ----------  -----------  -----------  -----------  ----------  -----------
STATEMENT OF OPERATIONS
Research and development expenses,
  net..................................  $    2,648   $   4,375    $   5,059    $   5,611   $    1,003   $   1,335
Operating income (loss)................  $   20,410   $  18,683    $   5,967    $   5,415   $  (12,303)  $ (12,635)
Income (loss) before income
  taxes................................  $   49,508   $  47,781    $   9,679    $   9,127   $  (12,161)  $ (12,493)
Income taxes...........................  $    4,837   $   4,837    $   2,141    $   2,141   $    3,032   $   3,507
Income (loss) after income taxes.......  $   44,671   $  42,944    $   7,538    $   6,986   $  (15,193)  $ (16,000)
Minority interests.....................  $  (25,352)  $ (25,026)   $  (7,804)   $  (7,699)  $      374   $     676
Net income (loss)......................  $   19,150   $  17,749    $  (2,033)   $  (2,480)  $   (9,939)  $ (10,444)
Basic net income (loss) per
  share................................  $     2.73   $    2.53    $   (0.28)   $   (0.34)  $    (1.35)  $   (1.42)
Fully diluted net income (loss) per
  share................................  $     2.62   $    2.43    $   (0.28)   $   (0.34)  $    (1.35)  $   (1.42)

                                                            DECEMBER 31, 1996        DECEMBER 31, 1997
                                                         -----------------------  ------------------------
                                                             AS                       AS
                                                         PREVIOUSLY               PREVIOUSLY
                                                          REPORTED   AS RESTATED   REPORTED    AS RESTATED
                                                         ----------  -----------  -----------  -----------
BALANCE SHEET
Other current assets...................................  $    1,740   $   1,740    $   1,446    $   1,173
Total current assets...................................  $   20,059   $  20,059    $  17,957    $  17,684
Capitalized software development costs, net............  $    5,229   $     931    $   4,630       --
Other noncurrent assets................................  $    3,626   $   3,626    $   1,670    $   1,468
Total other assets.....................................  $   11,406   $   7,108    $   6,638    $   1,806
Total assets...........................................  $  102,116   $  97,818    $  97,471    $  92,366
Minority interests.....................................  $   29,283   $  28,407    $  30,272    $  29,094
Retained earnings......................................  $   33,752   $  30,330    $  23,813    $  19,886
Total liabilities and shareholders' equity.............  $  102,116   $  97,818    $  97,471    $  92,366

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 23--SELECTED QUARTERLY DATA (UNAUDITED)

    The following table sets forth selected quarterly financial information for the years ended December 31, 1995, 1996 and 1997:

                                                  THREE MONTHS ENDED        THREE MONTHS ENDED
                                                    MARCH 31, 1995            JUNE 30, 1995
                                               ------------------------  ------------------------
                                                   AS                        AS
                                               PREVIOUSLY                PREVIOUSLY
                                                REPORTED    AS RESTATED   REPORTED    AS RESTATED
                                               -----------  -----------  -----------  -----------
Research and development expenses, net.......   $     574    $   1,026    $     592    $   1,050
Operating income.............................   $   3,913    $   3,461    $   4,783    $   4,325
Income before income taxes...................   $   4,121    $   3,669    $   5,087    $   4,629
Net income after income taxes................   $   3,265    $   2,813    $   4,065    $   3,607
Minority interests...........................   $  (2,520)   $  (2,436)   $  (3,052)   $  (2,979)
Net income...................................   $     652    $     284    $     979    $     594
Earnings per share...........................   $    0.10    $    0.04    $    0.14    $    0.09

                                                 THREE MONTHS ENDED        THREE MONTHS ENDED
                                                 SEPTEMBER 30, 1995        DECEMBER 31, 1995
                                               -----------------------  ------------------------
                                                   AS                       AS
                                               PREVIOUSLY               PREVIOUSLY
                                                REPORTED   AS RESTATED   REPORTED    AS RESTATED
                                               ----------  -----------  -----------  -----------
Research and development expenses, net.......  $      609   $   1,083    $     873    $   1,216
Operating income.............................  $    4,969   $   4,495    $   6,745    $   6,402
Income before income taxes...................  $   32,640   $  32,166    $   7,660    $   7,317
Net income after income taxes................  $   31,541   $  31,067    $   5,800    $   5,457
Minority interests...........................  $  (14,891)  $ (14,793)   $  (4,889)   $  (4,818)
Net income...................................  $   16,630   $  16,254    $     889    $     617
Earnings per share...........................  $     2.16   $    2.11    $    0.12    $    0.08

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 23--SELECTED QUARTERLY DATA (UNAUDITED) (CONTINUED)

                                                  THREE MONTHS ENDED        THREE MONTHS ENDED
                                                    MARCH 31, 1996            JUNE 30, 1996
                                               ------------------------  ------------------------
                                                   AS                        AS
                                               PREVIOUSLY                PREVIOUSLY
                                                REPORTED    AS RESTATED   REPORTED    AS RESTATED
                                               -----------  -----------  -----------  -----------
Research and development expenses, net.......   $     835    $   1,162    $     893    $     959
Operating income.............................   $   4,644    $   4,317    $   2,377    $   2,311
Income before income taxes...................   $   5,826    $   5,499    $   3,209    $   3,143
Net income after income taxes................   $   4,665    $   4,338    $   2,720    $   2,654
Minority interests...........................   $  (3,819)   $  (3,752)   $  (2,325)   $  (2,312)
Net income...................................   $     773    $     513    $     342    $     289
Earnings per share...........................   $    0.10    $    0.07    $    0.04    $    0.04

                                                 THREE MONTHS ENDED        THREE MONTHS ENDED
                                                 SEPTEMBER 30, 1996        DECEMBER 31, 1996
                                              ------------------------  ------------------------
                                                  AS                        AS
                                              PREVIOUSLY                PREVIOUSLY
                                               REPORTED    AS RESTATED   REPORTED    AS RESTATED
                                              -----------  -----------  -----------  -----------
Research and development expenses, net......   $   1,535    $   1,659    $   1,796    $   1,831
Operating income (loss).....................   $  (1,117)   $  (1,301)   $     123    $      88
Income (loss) before income taxes...........   $   1,350    $   1,226    $    (706)   $    (741)
Net income (loss) after income taxes........   $     (84)   $    (208)   $     237    $     202
Minority interests..........................   $    (724)   $    (698)   $    (936)   $    (937)
Net loss....................................   $  (1,224)   $  (1,322)   $  (1,924)   $  (1,960)
Loss per share..............................   $   (0.17)   $   (0.18)   $   (0.25)   $   (0.26)

                          DATA SYSTEMS & SOFTWARE INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 23--SELECTED QUARTERLY DATA (UNAUDITED) (CONTINUED)

                                                  THREE MONTHS ENDED        THREE MONTHS ENDED
                                                    MARCH 31, 1997            JUNE 30, 1997
                                               ------------------------  ------------------------
                                                   AS                        AS
                                               PREVIOUSLY                PREVIOUSLY
                                                REPORTED    AS RESTATED   REPORTED    AS RESTATED
                                               -----------  -----------  -----------  -----------
Research and development expenses, net.......   $     161    $     338    $     323    $     323
Operating loss...............................   $  (4,801)   $  (4,978)   $  (2,727)   $  (2,727)
Loss before income taxes.....................   $  (4,691)   $  (4,868)   $  (2,429)   $  (2,429)
Income tax expense (benefit).................   $    (164)   $     484    $      36    $      49
Net loss after income taxes..................   $  (4,527)   $  (5,352)   $  (2,465)   $  (2,478)
Minority interests...........................   $      88    $     245    $     106    $     108
Net loss.....................................   $  (3,398)   $  (4,066)   $    (984)   $    (995)
Loss per share...............................   $   (0.46)   $   (0.55)   $   (0.13)   $   (0.14)

                                                  THREE MONTHS ENDED        THREE MONTHS ENDED
                                                  SEPTEMBER 30, 1997        DECEMBER 31, 1997
                                               ------------------------  ------------------------
                                                   AS                        AS
                                               PREVIOUSLY                PREVIOUSLY
                                                REPORTED    AS RESTATED   REPORTED    AS RESTATED
                                               -----------  -----------  -----------  -----------
Research and development expenses, net.......   $     231    $     364    $     288    $     310
Operating loss...............................   $  (2,294)   $  (2,427)   $  (2,481)   $  (2,503)
Loss before income taxes.....................   $  (2,187)   $  (2,320)   $  (2,854)   $  (2,876)
Income tax expense (benefit).................   $      (7)   $      (7)   $   3,167    $   2,981
Net loss after income taxes..................   $  (2,180)   $  (2,313)   $  (6,021)   $  (5,857)
Minority interests...........................   $      10    $      37    $     170    $     286
Net loss.....................................   $  (1,297)   $  (1,403)   $  (4,260)   $  (3,980)
Loss per share...............................   $   (0.18)   $   (0.19)   $   (0.58)   $   (0.54)

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

    We conducted our audits in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors' Regulations (Auditor's Mode of Performance)--1973, which standards are substantially identical to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Igal Brightman & Co.
Certified Public Accountants

Tel Aviv, Israel
January 27, 1998

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                                AS OF DECEMBER 31,
                                                                                              ----------------------
                                                                                     NOTE        1997        1996
                                                                                   ---------  ----------  ----------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents....................................................             $    4,792  $   11,459
    Short-term interest-bearing deposits.........................................         11      53,046      27,051
    Marketable debt securities...................................................          3      26,207      33,610
    Trade accounts receivable (no allowance for doubtful accounts)...............       9,14      11,008      11,094
    Other receivables............................................................          4       6,974      11,316
    Inventories..................................................................          5      12,432      14,289
    Other current assets.........................................................                  1,279       1,157
                                                                                              ----------  ----------
      Total current assets.......................................................                115,738     109,976
                                                                                              ----------  ----------
  LONG-TERM INVESTMENTS..........................................................          6       2,610         427
                                                                                              ----------  ----------
  PROPERTY AND EQUIPMENT, NET....................................................       7,11      99,216     106,047
                                                                                              ----------  ----------
  OTHER ASSETS...................................................................                 --             120
                                                                                              ----------  ----------
      TOTAL ASSETS...............................................................             $  217,564  $  216,570
                                                                                              ----------  ----------
                                                                                              ----------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Short-term debt..............................................................          8  $      308  $      208
    Trade accounts payable.......................................................                 13,124      16,284
    Current portion of long-term liability in respect of customer advances.......         16       5,450       9,900
    Due to related parties.......................................................          9         207         414
    Other current liabilities....................................................         10       5,724       3,921
                                                                                              ----------  ----------
      Total current liabilities..................................................                 24,813      30,727

  LONG-TERM DEBT.................................................................         11      12,117      12,064
  LONG-TERM LIABILITY IN RESPECT OF CUSTOMER ADVANCES............................         16       3,340       7,714
  OTHER LIABILITIES..............................................................         12      10,413       5,480
  COMMITMENTS AND CONTINGENCIES..................................................         16
                                                                                              ----------  ----------
      Total liabilities..........................................................                 50,683      55,985
                                                                                              ----------  ----------
  SHAREHOLDERS' EQUITY
    Ordinary shares, NIS 1 par value--authorized 30,000,000 shares; issued and
      outstanding 13,235,360 and 13,205,450 shares, respectively.................         13       4,323       4,314
    Additional paid-in capital...................................................                138,013     137,787
    Shareholder receivables and unearned compensation............................                   (736)       (861)
    Retained earnings............................................................                 25,281      19,345
                                                                                              ----------  ----------
      Total shareholders' equity.................................................                166,881     160,585
                                                                                              ----------  ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................             $  217,564  $  216,570
                                                                                              ----------  ----------
                                                                                              ----------  ----------

                See notes to consolidated financial statements.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                          NOTE        1997       1996       1995
                                                                        ---------  ----------  ---------  ---------
SALES.................................................................      14,16  $  125,917  $  97,885  $  99,621
COST OF SALES.........................................................                 89,556     75,727     68,270
                                                                                   ----------  ---------  ---------
    GROSS PROFIT......................................................                 36,361     22,158     31,351
                                                                                   ----------  ---------  ---------
OPERATING COSTS AND EXPENSES
    Research and development, net.....................................         16       7,271      4,062      1,734
    Marketing, general and administrative.............................          9       8,550      7,001      6,149
    Other expenses....................................................          7         400      1,443     --
                                                                                   ----------  ---------  ---------
                                                                                       16,221     12,506      7,883
                                                                                   ----------  ---------  ---------
      OPERATING INCOME................................................                 20,140      9,652     23,468
FINANCING INCOME, NET (net of interest expense of $1,519, $1,928 and
  $1,382, respectively)...............................................                  2,452      2,661      2,138
GAIN FROM SALE OF EQUIPMENT...........................................                    615     --         --
                                                                                   ----------  ---------  ---------
      INCOME BEFORE INCOME TAXES......................................                 23,207     12,313     25,606
INCOME TAXES..........................................................         15       4,036      2,299      5,167
                                                                                   ----------  ---------  ---------
      NET INCOME......................................................             $   19,171  $  10,014  $  20,439
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------
BASIC EARNINGS PER ORDINARY SHARE
    Earnings per share................................................             $     1.45  $    0.76  $    1.76
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------
    Net income used to compute basic earnings per share...............             $   19,171  $  10,014  $  20,439
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------
    Weighted average number of ordinary shares outstanding--in
      thousands.......................................................                 13,235     13,205     11,593
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------
DILUTED EARNINGS PER ORDINARY SHARE
    Earnings per share................................................             $     1.38
                                                                                   ----------
                                                                                   ----------
    Net income used to compute diluted earnings per share.............             $   19,225
                                                                                   ----------
                                                                                   ----------
    Weighted average number of ordinary shares outstanding--in
      thousands.......................................................                 13,945
                                                                                   ----------
                                                                                   ----------

                See notes to consolidated financial statements.

                            TOWER SEMICONDUCTOR LTD.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                         SHAREHOLDER
                                                                                         RECEIVABLES
                                                       ORDINARY SHARES      ADDITIONAL       AND
                                                   -----------------------   PAID-IN      UNEARNED     RETAINED
                                                      SHARES      AMOUNT     CAPITAL    COMPENSATION   EARNINGS     TOTAL
                                                   ------------  ---------  ----------  -------------  ---------  ----------
BALANCE--JANUARY 1, 1995.........................    10,000,000  $   3,229  $   50,431    $    (672)   $   8,700  $   61,688
Issuance of employee share options...............                                  802         (802)                  --
Amortization of unearned compensation............                                               309                      309
Expenses connected with issuance of employee
  share options..................................                                 (153)                                 (153)
Public offering of ordinary shares, net..........     3,205,450      1,085      86,983                                88,068
Net income.......................................                                                         20,439      20,439
                                                   ------------  ---------  ----------  -------------  ---------  ----------
BALANCE--DECEMBER 31, 1995.......................    13,205,450      4,314     138,063       (1,165)      29,139     170,351

Cancellation of unearned compensation in respect
  of non-vested options, net.....................                                 (121)         121                   --
Amortization of unearned compensation............                                               183                      183
Expenses connected with issuance of employee
  share options..................................                                 (155)                                 (155)
Cash dividend paid...............................                                                        (19,808)    (19,808)
Net income.......................................                                                         10,014      10,014
                                                   ------------  ---------  ----------  -------------  ---------  ----------
BALANCE--DECEMBER 31, 1996.......................    13,205,450      4,314     137,787         (861)      19,345     160,585

Exercise of share options........................        29,910          9         290                                   299
Cancellation of unearned compensation in respect
  of non-vested options, net.....................                                  (39)          39                   --
Amortization of unearned compensation............                                                86                       86
Expenses connected with issuance of employee
  share options..................................                                  (25)                                  (25)
Cash dividend paid...............................                                                        (13,235)    (13,235)
Net income.......................................                                                         19,171      19,171
                                                   ------------  ---------  ----------  -------------  ---------  ----------
  BALANCE--DECEMBER 31, 1997.....................    13,235,360  $   4,323  $  138,013    $    (736)   $  25,281  $  166,881
                                                   ------------  ---------  ----------  -------------  ---------  ----------
                                                   ------------  ---------  ----------  -------------  ---------  ----------

                See notes to consolidated financial statements.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
CASH FLOWS--OPERATING ACTIVITIES
  Net Income......................................................................  $  19,171  $  10,014  $  20,439
  Adjustments to reconcile net income to net cash provided by operating activities:
    Income and expense items not involving cash flows:
      Depreciation and amortization...............................................     23,648     17,515      8,386
      Deferred income taxes.......................................................      4,036      2,299      2,554
      Earnings on marketable debt securities......................................     (1,637)    (2,959)    (3,158)
      Gain from sale of equipment.................................................       (615)    --         --
    Changes in assets and liabilities:
      Decrease (increase) in trade accounts receivable............................         86      2,408     (6,493)
      Decrease (increase) in other receivables and other current assets...........     (1,156)     2,207     (2,791)
      Decrease (increase) in inventories..........................................      1,857     (1,082)    (3,721)
      Increase (decrease) in trade accounts payable...............................      1,923     (2,895)     1,643
      Increase (decrease) in due to related parties...............................       (207)      (239)       233
      Increase (decrease) in other current liabilities............................      1,803     (1,074)     2,122
      Increase (decrease) in liability in respect of customer advances, net.......     (8,824)    (1,439)    16,803
      Increase in other long-term liabilities.....................................        577        117        528
                                                                                    ---------  ---------  ---------
        Net cash provided by operating activities.................................     40,662     24,872     36,545
                                                                                    ---------  ---------  ---------

CASH FLOWS--INVESTING ACTIVITIES
  Investments in property and equipment...........................................    (29,390)   (84,475)   (62,076)
  Proceeds from sale of property and equipment....................................        766     --         --
  Investment grants received......................................................     13,041     30,800     14,634
  Increase in deposits............................................................    (25,978)    (1,684)   (25,414)
  Investments in marketable debt securities.......................................    (48,836)  (109,951)   (88,139)
  Proceeds from realization of marketable debt securities.........................     57,876    151,736     51,902
  Long-term investments...........................................................     (2,000)    --         --
                                                                                    ---------  ---------  ---------
        Net cash used in investing activities.....................................    (34,521)   (13,574)  (109,093)
                                                                                    ---------  ---------  ---------

CASH FLOWS--FINANCING ACTIVITIES
  Proceeds from issuance of ordinary shares, net..................................     --         --         86,845
  Proceeds from exercise of share options.........................................        299     --         --
  Share option plan and share issuance expenses...................................        (25)      (155)      (153)
  Increase in (repayment of) liability in respect of customer advances............     --         (2,250)     4,500
    Increase (decrease) in short-term debt........................................         86     (1,641)     1,171
  Proceeds from (repayment of) long-term debt.....................................         67     --         (1,440)
  Cash dividend paid..............................................................    (13,235)   (19,808)    --
                                                                                    ---------  ---------  ---------
        Net cash provided by (used in) financing activities.......................    (12,808)   (23,854)    90,923
                                                                                    ---------  ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................     (6,667)   (12,556)    18,375
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR......................................     11,459     24,015      5,640
                                                                                    ---------  ---------  ---------
CASH AND CASH EQUIVALENTS--END OF YEAR............................................  $   4,792  $  11,459  $  24,015
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest..........................................  $     748  $     702  $     816
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
  Cash paid during the year for income taxes......................................  $   1,578  $   1,515  $   3,167
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                See notes to consolidated financial statements.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--DESCRIPTION OF BUSINESS AND GENERAL

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
D. INVENTORIES

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

                                                                    14-25
Land and buildings under capital lease..........................    years
Machinery and equipment.........................................   5 years
Transportation vehicles.........................................   7 years

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

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
J. EARNINGS PER ORDINARY SHARE

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

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--MARKETABLE DEBT SECURITIES

    Marketable debt securities consist of the following:

                                                                          AS OF DECEMBER 31,
                                                           YIELD TO      --------------------
                                                           MATURITY        1997       1996
                                                        ---------------  ---------  ---------
United States Treasury Bills..........................     5.2%-6.0%     $  15,749  $  32,595
United States Treasury Notes..........................       5.6%            9,433     --
Israeli government bonds..............................       6.6%            1,025      1,015
                                                                         ---------  ---------
                                                                         $  26,207  $  33,610
                                                                         ---------  ---------
                                                                         ---------  ---------

    Marketable debt securities mature between February 1998 and July 1998. The market value of the securities as of December 31, 1997 and 1996 was approximately equal to their book value.

NOTE 4--OTHER RECEIVABLES

    Other receivables consist of the following:

                                                                           AS OF DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Investment grants receivable............................................  $   3,414  $   9,043
Government agencies.....................................................      3,560      2,273
                                                                          ---------  ---------
                                                                          $   6,974  $  11,316
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 5--INVENTORIES

    Inventories consist of the following (1):

                                                                           AS OF DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Raw materials...........................................................  $   3,214  $   4,304
Spare parts and supplies................................................      3,570      3,363
Work in process.........................................................      4,059      5,543
Finished goods..........................................................      1,589      1,079
                                                                          ---------  ---------
                                                                          $  12,432  $  14,289
                                                                          ---------  ---------
                                                                          ---------  ---------

------------------------

(1) Net of write-downs to net realizable value of $350 and $850 as of December 31, 1997 and 1996, respectively.

NOTE 6--LONG-TERM INVESTMENTS

    Long-term investments consist primarily of an investment in Sayfun Semiconductor Ltd. ("Sayfun"), according to an agreement between the Company and Sayfun signed in October 1997 for the development, licensing and future utilization of certain technology possessed by Sayfun.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6--LONG-TERM INVESTMENTS (CONTINUED)
    As of December 31, 1997, the Company has invested $2,000 in Sayfun in exchange for 10.0% of Sayfun's equity and, according to the agreement, is obligated to invest another $3,000 in exchange for additional equity in Sayfun that will increase the Company's aggregate investment to 15% of Sayfun's equity (including certain anti-dilution protective rights). These additional investments are dependent on the achievement of specific development milestones with regard to the technology.

    Pursuant to certain provisions of the agreement, the Company and Sayfun are obligated, under certain circumstances, to pay each other royalties and Sayfun is obligated to produce, through the Company, at least 75% of its products based on such technology.

NOTE 7--PROPERTY AND EQUIPMENT

A. COMPOSITION

                                                                                              AS OF DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Cost (1):
Land and buildings under capital lease....................................................  $   27,627  $   26,556
Machinery and equipment...................................................................     120,735     105,798
Transportation vehicles...................................................................       2,075       1,541
                                                                                            ----------  ----------
                                                                                               150,437     133,895
                                                                                            ----------  ----------
Accumulated depreciation and amortization:
  Land and buildings under capital lease..................................................       4,314       2,702
  Machinery and equipment.................................................................      46,343      25,217
  Transportation vehicles.................................................................         564         329
                                                                                            ----------  ----------
                                                                                            $   51,221  $   28,248
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                                                                            $   99,216  $  105,647
Design costs in respect of plant to be constructed, net (2)...............................      --             400
                                                                                            ----------  ----------
                                                                                            $   99,216  $  106,047
                                                                                            ----------  ----------
                                                                                            ----------  ----------

------------------------

(1) As of December 31, 1997, the cost of buildings, machinery and equipment is reflected net of investment grants of $72,158 (as of December 31, 1996--$64,562).

(2) Due to uncertainty with respect to the form and location of the plant to be constructed, costs in the aggregate amount of $400 and $1,443, the recovery of which was not considered probable by management, were written-off in 1997 and 1996, respectively.

B. INVESTMENT GRANTS

    In connection with the formation of the Company, the Investment Center of the Ministry of Industry and Trade of the State of Israel ("Investment Center"), under its "approved enterprise" program, approved an investment program for expenditures on buildings and equipment in the aggregate amount (as amended) of approximately $96,850. The approval certificate was granted in respect of a benefit track

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7--PROPERTY AND EQUIPMENT (CONTINUED) providing the Company with investment grants at a rate of 38% of the investments included in such certificate. The Company completed its investments in respect of this program during 1996, and received final approval from the Investment Center in November 1997 for the investments effected in respect of this program.

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

NOTE 8--SHORT-TERM DEBT

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

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9--RELATED PARTIES

A. COMPOSITION

    Amounts due to related parties consist of the following:

                                                                                 AS OF DECEMBER 31,
                                                                                --------------------
                                                                                  1997       1996
                                                                                ---------  ---------
National......................................................................  $     122  $     348
Directors.....................................................................         85         66
                                                                                ---------  ---------
                                                                                $     207  $     414
                                                                                ---------  ---------
                                                                                ---------  ---------

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

NOTE 10--OTHER CURRENT LIABILITIES

    Other current liabilities consist of the following:

                                                                              AS OF DECEMBER 31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Accrued salaries...........................................................  $   3,836  $   2,463
Vacation accrual...........................................................      1,758      1,428
Other......................................................................        130         30
                                                                             ---------  ---------
                                                                             $   5,724  $   3,921
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 11--LONG-TERM DEBT

    In connection with the Acquisition, the Company assumed certain long-term bank loans of National in the aggregate amount of $12,064 ("Original Term Loans"). The Original Term Loans are indexed to the dollar and bear interest (payable quarterly) at an annual rate of 6%. The Company is obligated to repay

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11--LONG-TERM DEBT (CONTINUED)
the principal of the Original Term Loans in quarterly installments commencing in March 1993 and ending in May 1998

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

NOTE 12--OTHER LIABILITIES

A. COMPOSITION

                                                                          AS OF DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Net liability for employee termination benefits (see B below):
    Gross obligation..................................................  $    6,794  $    5,805
    Amounts funded through deposits to severance pay funds and
      purchase of insurance policies..................................      (5,489)     (5,039)
                                                                        ----------  ----------
                                                                             1,305         766
Deferred income taxes (see Note 15C)..................................       8,490       4,384
Other.................................................................         618         330
                                                                        ----------  ----------
                                                                        $   10,413  $    5,480
                                                                        ----------  ----------
                                                                        ----------  ----------

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

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12--OTHER LIABILITIES (CONTINUED)
    Expenses relating to employee termination benefits were approximately $1,674, $1,311 and $1,303 for 1997, 1996 and 1995, respectively.

NOTE 13--SHAREHOLDERS' EQUITY

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

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13--SHAREHOLDERS' EQUITY (CONTINUED)

    A summary of the status of the Company's share option plans as of December 31, 1997, 1996 and 1995, as well as changes during each of the years then ended, is presented below:

                                                           1997                     1996                    1995
                                                 ------------------------  ----------------------  ----------------------
                                                               WEIGHTED                WEIGHTED                WEIGHTED
                                                  NUMBER OF     AVERAGE     NUMBER      AVERAGE     NUMBER      AVERAGE
                                                    SHARE      EXERCISE    OF SHARE    EXERCISE    OF SHARE    EXERCISE
                                                   OPTIONS       PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                                 -----------  -----------  ---------  -----------  ---------  -----------
Outstanding as of beginning of year (1)........     729,656    $    9.10     265,000   $   17.16      --
Granted........................................     104,340        11.84     528,960        8.80     265,000   $   17.16
Exercised......................................     (29,910)       10.00                              --
Terminated.....................................      --                                               --
Forfeited......................................     (34,519)        8.60     (64,304)      15.65      --
                                                 -----------               ---------               ---------
Outstanding as of end of year..................     769,567         9.45     729,656        9.10     265,000       17.16
                                                 -----------               ---------               ---------
                                                 -----------               ---------               ---------
Options exercisable as of end of year..........     199,107         9.72      52,804       12.95      --
                                                 -----------               ---------               ---------
                                                 -----------               ---------               ---------

------------------------

(1) During 1996, the exercise price of share options granted under the 1994 plan was reduced.

    The following table summarizes information about share options outstanding as of December 31, 1997:

                                                                  EXERCISABLE AS OF
             OUTSTANDING AS OF DECEMBER 31, 1997                  DECEMBER 31, 1997
-------------------------------------------------------------  ------------------------
                                                                     EXERCISABLE
                                 WEIGHTED                      ------------------------
                                  AVERAGE         WEIGHTED                  WEIGHTED
   RANGE OF                      REMAINING         AVERAGE                   AVERAGE
   EXERCISE       NUMBER     CONTRACTUAL LIFE     EXERCISE                  EXERCISE
    PRICES      OUTSTANDING     (IN YEARS)          PRICE       NUMBER        PRICE
--------------  -----------  -----------------  -------------  ---------  -------------
$   6.38- 7.00      10,000            8.73        $    6.69        2,500    $    6.69
       8.75...     457,326            8.91             8.75      106,776         8.75
       9.13...     155,185            7.37             9.13       47,115         9.13
 10.25-11.25..      53,000            9.65            10.58       --           --
 12.00-13.82..      84,056            8.35            12.57       42,716        13.00
      17.38...      10,000            9.55            17.38       --           --
                -----------                                    ---------
                   769,567                                       199,107
                -----------                                    ---------
                -----------                                    ---------

    The weighted average grant-date fair value of the 104,340, 528,960 and 265,000 options granted during 1997, 1996 and 1995 amounted to $7.56, $4.50 and $11.20 per option, respectively. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the years 1997, 1996 and 1995 (all in weighted averages):

                                                              1997        1996        1995
                                                           ----------  ----------  ----------
Risk-free interest rate..................................    5.50%       5.50%       5.50%
Expected life of options.................................  4.5 years   4.4 years   4.4 years
Expected annual volatility...............................     79%         58%         58%
Expected dividend yield..................................     none        none        none

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13--SHAREHOLDERS' EQUITY (CONTINUED)
    Had compensation cost for the Company's share option plans been determined based on fair value at the grant dates for awards made in 1997, 1996 and 1995 under such plans in accordance with SFAS 123, the Company's pro forma net income and earnings per share would have been as follows:

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
Pro forma net income..........................................  $  17,860  $   9,221  $  19,752
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Pro forma basic earnings per share............................  $    1.35  $    0.70  $    1.70
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Pro forma diluted earnings per share..........................  $    1.28
                                                                ---------
                                                                ---------

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

NOTE 14-- CONCENTRATIONS RELATING TO SALES AND PRINCIPAL GEOGRAPHICAL
        MARKETS

A. SALES TO MAJOR CUSTOMERS (AS A PERCENTAGE OF TOTAL SALES FOR THE RESPECTIVE PERIODS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                       1997         1996         1995
                                                                       -----        -----        -----
Customer A--National..............................................          70%          67%          58%
Customer B........................................................      --                8%           9%
Customer C........................................................          15%          10%          20%
Customer D........................................................           7%           8%           9%

    As of both December 31, 1997 and 1996, the above major customers constituted most of the trade accounts receivable reflected on the balance sheet (see Note
17E).

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14-- CONCENTRATIONS RELATING TO SALES AND PRINCIPAL GEOGRAPHICAL MARKETS (CONTINUED)
B. SALES BY GEOGRAPHICAL MARKET (AS A PERCENTAGE OF TOTAL SALES FOR THE RESPECTIVE PERIODS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                       1997         1996         1995
                                                                       -----        -----        -----
United States.....................................................          38%          41%          47%
Far East (1)......................................................          61%          58%          49%
Other.............................................................           1%           1%           4%

------------------------

(1) Primarily represents sales to assembly plants owned by National in the Far East.

NOTE 15--INCOME TAXES

A. APPROVED ENTERPRISE STATUS

    Virtually all of the Company's facilities have been granted approved enterprise status, as provided by the Israeli Law for the Encouragement of Capital Investments--1959 ("1959 Law") (see Note 7B). In connection with the Acquisition, the Government of Israel also agreed to transfer to the Company the approved enterprise status held by National with respect to its investment programs.

    The tax benefits derived from approved enterprise status relate only to taxable income attributable to approved enterprise investments. The Company's income attributable to its various approved enterprise investments is taxed at a rate of 20% through periods ending between 2002 and 2007, depending on the specific approval certificate. The portion of the Company's taxable income which is not attributable to approved enterprise investments is subject to regular "Company Tax" (37% in 1995, declining to 36% in 1996 and thereafter).

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

B. COMPOSITION

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1997        1996        1995
                                                            ----------  ----------  ----------
Current...................................................  $   --      $   --      $    2,613
Deferred..................................................       4,036       2,299       2,554
                                                            ----------  ----------  ----------
                                                            $    4,036  $    2,299  $    5,167
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15--INCOME TAXES (CONTINUED)
C. COMPONENTS OF DEFERRED TAX ASSET/LIABILITY

    The following is a summary of the components of the deferred tax benefit and liability reflected on the balance sheet as of December 31:

                                                                           1997        1996
                                                                        ----------  ----------
Deferred tax benefit--current
Accrued vacation pay..................................................  $      352  $      286
Other.................................................................          33          29
                                                                        ----------  ----------
    Total current deferred tax benefit................................  $      385  $      315
                                                                        ----------  ----------
                                                                        ----------  ----------
Net deferred tax liability--long-term
Deferred tax asset--long-term
    Public offering issuance expenses.................................  $   --      $      407
    Liability for employee rights upon severance......................         261         153
    Research and development..........................................       1,240         657
    Net operating loss carryforward...................................          71         444
    Unearned compensation.............................................          71          98
                                                                        ----------  ----------
                                                                             1,643       1,759
Deferred tax liability--long-term
    Depreciation......................................................     (10,133)     (6,143)
                                                                        ----------  ----------
    Total net long-term deferred tax liability........................  $   (8,490) $   (4,384)
                                                                        ----------  ----------
                                                                        ----------  ----------

D. EFFECTIVE INCOME TAX RATES

    The reconciliation of the statutory tax rate to the Company's effective tax rate is as follows:

                                                                           YEAR ENDED DECEMBER 31
                                                                    -------------------------------------
                                                                       1997         1996         1995
                                                                       -----        -----        -----
Israeli statutory rate............................................          36%          36%          37%
Reduced tax rate for approved enterprise..........................         (16)         (16)         (16)
Permanent differences and other, net (1)..........................          (3)          (1)          (1)
                                                                            --           --           --
                                                                            17%          19%          20%
                                                                            --           --           --
                                                                            --           --           --

------------------------

(1) Primarily includes special depreciation deduction in connection with the location of the Company's plant.

E. NET OPERATING LOSS CARRYFORWARD

    The Company has net operating loss carryforwards of approximately $355 as of December 31, 1997, which may be carried forward for an unlimited period of time.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16--COMMITMENTS AND CONTINGENCIES

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

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In January 1998, the Company and National signed a new purchase agreement ("new agreement"), effective March 1, 1998 through February 28, 2000, with an option to extend the agreement for an additional one year. The new agreement replaces all prior purchase agreements with National, as well as portions of other agreements pertaining to wafer purchases. Pursuant to the new agreement, the Company is committed to sell, and National is committed to purchase (subject to reductions in certain circumstances), quantities as set forth in the agreement. Such quantities are lower than the commitments of the Company and National pursuant to the prior agreements mentioned above. The new agreement also establishes mechanisms for determining the prices to be charged by the Company during the period of the agreement.

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

F. OTHER PRINCIPAL AGREEMENTS

    The Company from time to time, in the normal course of business, enters into long-term agreements with various entities for the joint development of products and processes utilizing technologies owned by

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16--COMMITMENTS AND CONTINGENCIES (CONTINUED) both the other entities and the Company ("joint ventures"). Certain of such agreements contain commitments by the Company and/or the other entities to purchase specific quantities of the products developed. As of December 31, 1997, the Company's aggregate commitment to invest in such joint ventures was $5,167.

G. OTHER COMMITMENTS

    (1) In consideration for research and development funding received by the Company and another party, aggregating $780 as of December 31, 1997, from the BIRD--Binational Industrial Research and Development Foundation ("BIRD"), the Company and the other party has undertaken to pay royalties amounting to primarily 2.5% of the gross sales from products developed from the research and development financed, not to exceed 150% of the grants received.

    (2) Receipt of certain research and development grants from the Government of Israel is subject to various conditions. In the event the Company fails to comply with such conditions, the Company may be required to repay all or a portion of the grants received. In management's opinion, the Company has been in full compliance with the conditions through December 31, 1997.

NOTE 17--FINANCIAL INSTRUMENTS

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

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 17--FINANCIAL INSTRUMENTS (CONTINUED)
    The Company is exposed to credit-related losses in respect of derivative financial instruments in a manner similar to the credit risk involved in the realization or collection of other types of assets. In management's estimation, due to the fact that derivative financial instrument transactions are entered into solely with financial institution counterparties, it is not expected that such counterparties will fail to meet their obligations. See E below with regard to credit risks in respect of trade accounts receivable. Substantially all remaining financial instruments held by the Company are due from governmental entities and, accordingly, the Company's credit risk in respect thereof is negligible.

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

    Losses recognized on foreign exchange agreements amounted to $3,598 in 1996. Of this amount, $3,002 was capitalized to property and equipment during 1996 and the remaining amount of $596 was reflected in financing expenses (1995--$1,661, $1,130 and $531, respectively).

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

NOTE 18--MATERIAL DIFFERENCES BETWEEN ISRAEL AND U.S. GAAP

    With regard to the Company's financial statements, the primary material difference between GAAP in Israel and in the U.S. relates to the presentation of earnings per share data in 1997. Set forth below is the Company's earnings per share data in accordance with U.S. GAAP (SFAS 128).

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                                       1997
                                                                                  ---------------
Basic Earnings Per Share........................................................          1.45
                                                                                           ---
                                                                                           ---
Diluted Earnings Per Share......................................................          1.43
                                                                                           ---
                                                                                           ---

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 18--MATERIAL DIFFERENCES BETWEEN ISRAEL AND U.S. GAAP (CONTINUED) The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for 1997 in accordance with U.S. GAAP.

                                                                                  YEAR ENDED DECEMBER 31, 1997
                                                                           -------------------------------------------
                                                                              INCOME          SHARES        PER-SHARE
                                                                            (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                           -------------  ---------------  -----------
Basic Earnings Per Share Income available to ordinary shareholders.......       19,171          13,217           1.45
Effect of Dilutive Securities Options....................................       --                 235
                                                                                ------          ------            ---
Diluted Earnings Per Share Income available to ordinary shareholders
  after assumed conversions..............................................       19,171          13,452           1.43
                                                                                ------          ------            ---
                                                                                ------          ------            ---

    Options to purchase 45,000 ordinary shares at an average exercise price of $11.90 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the ordinary shares. The options, which expire in November 2007, were still outstanding as of December 31, 1997.