Form 10-K/A
period 1997-12-31
DATA SYSTEMS & SOFTWARE INC
filed 1998-10-02
CIK 880984

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                               AMENDMENT NO. 3 ON
                                  FORM 10-K/A

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

(a) EXHIBITS:

      27.1    Financial Data Schedule
      27.2    Financial Data Schedule
      27.3    Financial Data Schedule
      27.4    Financial Data Schedule
      27.5    Financial Data Schedule
      27.6    Financial Data Schedule
      27.7    Financial Data Schedule
      27.8    Financial Data Schedule


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

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on October 1, 1998.


                                DATA SYSTEMS & SOFTWARE INC.

                                BY             /s/ YACOV KAUFMAN
                                     -----------------------------------------
                                                   Yacov Kaufman
                                              CHIEF FINANCIAL OFFICER