Form 10-Q/A
period 1998-03-31
DATA SYSTEMS & SOFTWARE INC
filed 1998-10-02
CIK 880984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 ON

                                   FORM 10-Q/A

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998     COMMISSION FILE NUMBER 0-19771


                          DATA SYSTEMS & SOFTWARE INC.
               (Exact name of registrant as specified in charter)

                   ------------------------------------------

          DELAWARE                                               22-2786081
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)

    200 ROUTE 17, MAHWAH, NEW JERSEY                                07430
(Address of principal executive offices)                          (Zip code)

                                (201) 529-2026
               Registrant's telephone number, including area code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         /X/ Yes                                        / / No

         Number of shares outstanding of the registrant's common stock, as of April 30, 1998: 7,369,178

================================================================================

         THIS QUARTERLY REPORT ON FORM 10-Q REFLECTS CERTAIN AMENDMENTS MADE BY THE REGISTRANT RESTATING ITS CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD PRESENTED HEREIN AS DESCRIBED IN NOTE 7 TO THE REGISTRANT'S CONSOLIDATED FINANCIAL STATEMENTS. THE RESTATEMENT RELATES TO AN ORDER OF THE ISRAEL SECURITIES AUTHORITY THAT THE REGISTRANT'S DECISION SYSTEMS ISRAEL LTD. SUBSIDIARY RESTATE ITS FINANCIAL STATEMENTS FOR ALL PERIODS COMMENCING DECEMBER 31, 1992 THROUGH MARCH 31, 1998 AND EXPENSE CERTAIN ITEMS ON ITS BALANCE SHEETS, PRIMARILY ALL PREVIOUSLY CAPITALIZED SOFTWARE DEVELOPMENT COSTS ASSOCIATED WITH ITS ELECTRIC POWER SUPPLY MANAGEMENT SYSTEM. UNLESS OTHERWISE NOTED, ALL INFORMATION PROVIDED IN THIS QUARTERLY REPORT ON FORM 10Q IS CURRENT AS OF MAY 14, 1998, THE ORIGINAL FILING DATE OF THE FORM 10-Q. INFORMATION REGARDING RECENT EVENTS AT THE REGISTRANT CAN BE OBTAINED FROM RECENT PERIODIC REPORTS FILED BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                  Consolidated Balance Sheets (Restated) as of December 31, 1997 and March 31, 1998...........        1

                  Consolidated Statements of Operations (Restated) for the three month periods ended
                     March 31, 1997 and 1998..................................................................        2

                  Consolidated Statement of Changes in Shareholders' Equity (Restated) for the three month period
                     ended March 31, 1998.....................................................................        3

                  Consolidated Statements of Cash Flows (Restated) for the three month periods ended
                     March 31, 1997 and 1998..................................................................        4

                  Schedules to Consolidated Statements of Cash Flows (Restated) for the three month periods
                     ended March 31, 1997 and 1998............................................................        5

                  Notes to Consolidated  Financial  Statements ...............................................        6

Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ..............................................................        9

PART II. OTHER INFORMATION

        Item 1.   Legal Proceedings ..........................................................................       10

        Item 6.   Exhibits and Reports on Form 8-K ...........................................................       10

SIGNATURES        ............................................................................................       11


Certain statements contained in this report are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as "the Company expects," "the Company anticipates," "the Company believes," "the Company estimates," and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Registrant.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 AS OF          AS OF
                                                                               DECEMBER 31,    MARCH 31,
                                                                                  1997           1998
                                                                                --------       --------
                                                                                              (UNAUDITED)
                                                                                (AS RESTATED; SEE NOTE 7)
ASSETS
Current assets:
     Cash and cash equivalents                                                  $  1,424       $  1,400
     Short-term interest bearing bank deposits                                        73            223
     Marketable debt securities                                                    1,600           -
     Restricted cash                                                               1,786            330
     Trade accounts receivable, net                                                9,003         10,346
     Inventory                                                                       377            841
     Note receivable                                                               2,248          2,289
     Other current assets                                                          1,173            897
                                                                                --------       --------
         Total current assets                                                     17,684         16,326
                                                                                --------       --------
Investments                                                                       70,695         70,091
                                                                                --------       --------
Property and equipment, net                                                        2,181          2,475
                                                                                --------       --------
Other assets:
     Intangible assets,  net                                                         338            755
     Other                                                                         1,468          1,364
                                                                                --------       --------
                                                                                   1,806          2,119
                                                                                --------       --------
         Total assets                                                           $ 92,366       $ 91,011
                                                                                ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt - banks and others                                         $  2,581       $  1,909
     Current maturities of long-term debt - banks and others                       1,128          1,181
     Trade accounts payable                                                        2,606          4,960
     Accrued payroll, payroll taxes and social benefits                            2,464          2,685
     Other current liabilities                                                     1,704          1,590
                                                                                --------       --------
         Total current liabilities                                                10,483         12,325
                                                                                --------       --------
Long-term liabilities                                                                481            561
                                                                                --------       --------
Minority interests                                                                29,094         28,666
                                                                                --------       --------
Shareholders' equity:
     Common stock - $.01 par value per share:
         Authorized - 20,000,000 shares; Issued - 7,708,540 shares                    77             77
     Additional paid-in capital                                                   34,193         34,242
     Retained earnings                                                            19,886         16,988
                                                                                --------       --------
                                                                                  54,156         51,307
     Treasury stock, at cost - 339,362 shares                                     (1,848)        (1,848)
                                                                                --------       --------
         Total shareholders' equity                                               52,308         49,459
                                                                                --------       --------
         Total liabilities and shareholders' equity                             $ 92,366       $ 91,011
                                                                                ========       ========


      The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------------
                                                                                  1997                     1998
                                                                                --------                 --------
                                                                                     (AS RESTATED; SEE NOTE 7)
Sales:
     Products                                                                   $  5,403                 $  6,765
     Services                                                                      4,637                    4,952
                                                                                --------                 --------
                                                                                  10,040                   11,717
                                                                                --------                 --------
Cost of sales:
     Products                                                                      6,324                    5,797
     Services                                                                      3,965                    3,402
                                                                                --------                 --------
                                                                                  10,289                    9,199
                                                                                --------                 --------
     Gross profit (loss)                                                            (249)                   2,518
                                                                                --------                 --------
Research and development expenses, net                                               338                      342
Selling, general and administrative expenses                                       4,391                    4,889
                                                                                --------                 --------
     Operating loss                                                               (4,978)                  (2,713)
Interest income                                                                      260                       61
Interest expense                                                                    (152)                     (92)
Other income, net                                                                      2                       45
                                                                                --------                 --------
     Loss before income taxes                                                     (4,868)                  (2,699)
Income  tax expense                                                                  484                       23
                                                                                --------                 --------
     Loss after income taxes                                                      (5,352)                  (2,722)
Minority interests                                                                   245                      173
Equity (loss) in affiliates                                                        1,041                     (349)
                                                                                --------                 --------
     Net loss                                                                   $ (4,066)                $ (2,898)
                                                                                ========                 ========
Basic net loss per share                                                        $  (0.55)                $  (0.39)
                                                                                ========                 ========
Weighted average number of shares outstanding (in thousands)                       7,369                    7,369
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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                  NUMBER                      ADDITIONAL
                                    OF           COMMON         PAID-IN        TREASURY       RETAINED
                                  SHARES          STOCK         CAPITAL          STOCK        EARNINGS          TOTAL
                                ---------       ---------      ---------       ---------      --------        ---------
Balances as of
     January 1, 1998            7,708,540            $77      $   34,193     $   (1,848)     $   23,813     $   56,235

Prior period
 adjustment (See Note 7)            -                 -              -              -            (3,927)        (3,927)

Balances, January 1, 1998,
     as restated (See Note 7)   7,708,540             77          34,193         (1,848)         19,886         52,308

Unamortized
     restricted stock
     award compensation             -                 -               49            -              -                49

Net loss,
     as restated (See Note 7)       -                 -                -            -            (2,908)        (2,908)

Balances, March 31, 1998,
     as restated (See Note 7)   7,708,540            $77      $   34,242     $   (1,848)     $   16,978     $   49,449
                                =========            ===      ==========     ==========      ==========     ==========




       The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------------
                                                                                  1997                     1998
                                                                                --------                 --------
                                                                                     (As restated; see Note 7)
Cash flows (used in) operating activities:
     Net loss                                                                   $ (4,066)                $ (2,898)
     Adjustments to reconcile net loss to net cash used
         in operating activities - see Schedule A                                  1,832                    1,782
                                                                                --------                 --------
         Net cash (used in) operating activities                                  (2,234)                  (1,116)
                                                                                --------                 --------
Cash flows provided by (used in) investment activities:
     Short-term and long-term bank deposits, net                                      12                     (150)
     Restricted cash, net                                                              -                    1,456
     Investment in marketable securities                                         (15,325)                       -
     Proceeds from realization of marketable securities                           17,607                    1,600
     Acquisof property and equipment                                                (364)                    (630)
     Proceeds from sale of property and equipment                                     32                      115
     Acquisition of intangible assets                                                  -                     (500)
     Increase in other assets                                                       (708)                     (23)
     Net effect of change in reporting from
         equity to consolidation method - see Schedule B                             102                        -
                                                                                --------                 --------
         Net cash provided by investment activities                                1,356                    1,868
                                                                                --------                 --------
Cash flows provided by (used in) financing activities:
     Proceeds from issuance of common stock, net                                      49                        -
     Short-term debt, net                                                             55                     (672)
     Repayments of long-term debt                                                    (54)                    (104)
                                                                                --------                 --------
         Net cash provided by (used in) financing activities                          50                     (776)
                                                                                --------                 --------
Net decrease in cash and cash equivalents                                           (828)                     (24)

Cash and cash equivalents at beginning of period                                   2,464                    1,424
                                                                                --------                 --------
Cash and cash equivalents at end of period                                      $  1,636                 $  1,400
                                                                                ========                 ========
Supplemental cash flow information:
    Cash paid during the period for:
         Interest                                                               $     57                 $     61
                                                                                ========                 ========
         Income taxes                                                           $     23                 $     50
                                                                                ========                 ========


       The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
               SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------------
                                                                                  1997                     1998
                                                                                --------                 --------
                                                                                     (As restated; see Note 7)
A.   Adjustments to reconcile net loss
         to net cash used in operating activities:
     Depreciation and amortization                                              $    568                 $    385
     Minority interests                                                              478                     (450)
     Write-down of capitalized software development costs                          1,663                        -
     Earnings on marketable debt securities                                          (56)                      (6)
     Deferred income taxes                                                           807                      433
     Increase in liability for severance pay                                         183                      136
     (Equity) loss in affiliates                                                  (1,764)                     604
     Gain on sale of property, plant and equipment, net                               (1)                     (42)
     Other                                                                          (318)                     166
     Increase in accounts receivable and other current assets                     (1,322)                  (1,501)
     (Increase) decrease in inventory                                                240                     (465)
     Increase in long-term receivables                                               (41)                     (41)
     Increase in accounts payable and other current liabilities                    1,395                    2,476
     Increase in liability in respect of customer advances, net                        -                       87
                                                                                --------                 --------
                                                                                $  1,832                 $  1,782
                                                                                ========                 ========

B.   Net effect of change in reporting from
         equity to consolidation method:
     Working capital, net of cash                                               $    (18)
     Investment recorded                                                           1,157
     Other assets                                                                 (1,037)
                                                                                --------
                                                                                $    102
                                                                                ========

        The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1: BASIS OF PRESENTATION

         In the opinion of the Company, all adjustments necessary for a fair presentation have been reflected herein. Such adjustments included, in addition to adjustments of a normal recurring nature, the discontinuation of CybrCard development and marketing activity, although most of the entries in this regard were included in the financial statements for the year ended December 31, 1997. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997, as filed on September 15, 1998. Certain amounts included in the consolidated statements of operations for the three month period ended March 31, 1997, have been reclassified to conform with current presentation. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVESTMENT IN TOWER

         Although the Company maintains effective control of Tower Semiconductor Ltd. ("Tower"), the Company does not have voting control of Tower and therefore consolidates Tower's operations on an equity basis.

      SUMMARIZED STATEMENT OF OPERATIONS INFORMATION OF TOWER IS AS FOLLOWS:

                                                 THREE MONTHS ENDED MARCH 31,
                                              --------------------------------
                                                1997                    1998
                                              --------                --------
     Sales                                    $ 29,121                $ 23,187
     Gross profit                                8,059                     990
     Research and development                    1,309                   2,140
     Sales, general and administrative           1,917                   1,947
     Operating income (loss)                     4,833                  (3,097)

NOTE 3: IMPLEMENTATION OF ACCOUNTING STANDARDS

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits". SFAS No. 132 revises and standardizes employers' disclosures regarding pension and other post-retirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Management has evaluated the effect of the adoption of this statement on its financial reporting and believes that it is in compliance with this disclosure requirement.

NOTE 4: INVENTORY

         Inventory includes almost exclusively merchandise and finished goods.

NOTE 5: ACQUISITION

         In January 1998, the Company acquired certain assets and licensed intellectual property from Lucent Technologies, Inc. This technology will be used by the Company's recently formed Comverge Technologies subsidiary which will market the Customer Connection for Utilities (CCU) to customers in the US. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price of $1,250 has been allocated to the assets acquired based on their estimated fair value at the date of acquisition. Of the purchase price, $500 has been allocated to the license agreement and is being amortized over the five year period of this agreement. The valuation of the acquired assets is preliminary and as a result, the allocation of the acquisition costs among the tangible and intangible assets may change.

NOTE 6: SUBSEQUENT EVENTS

         In 1996, the Company sold its shares in Mobile Information Systems Ltd., a joint venture of the Company's subsidiary, Decision Systems Israel Ltd. ("DSI Israel") and Geotek Communications, Inc. ("Geotek") to Geotek in exchange for a $2,000 unsecured note, bearing annual interest of 8.25%, payable July 1, 1998. In February 1998, the note was modified to make it convertible into freely tradable shares of Geotek Common Stock. In April
1998, the Company converted the note Geotek issued to the Company into 3,000,000 shares of Geotek common stock. The delivery of these shares represented payment of approximately $1,700 of the approximately $2,300 principal of, and accrued interest, on the note. These shares were subsequently sold by the Company for approximately $1,900. In June 1998, Geotek filed for protection under Chapter 11 of the Bankruptcy Act. The Company, in the second quarter of 1998, established an allowance for doubtful accounts equal to approximately $610, which represented the remaining amount then outstanding on the note. The expense resulting from this allowance was partially offset in the second quarter of 1998 by the profit from the sale of the Geotek common stock.

         In April 1998 the Company sold certain assets and the technology related to its PHD product for approximately $7,000. The Company recognized a gain of approximately $5,000 before taxes in the second quarter of 1998 in connection with such sale.

         Due to decline in the market price for Tower's shares, at August 31, 1998 the market value of the Company's investment in Tower was $20,322, significantly below the carrying value of the equity investment as of March 31, 1998 of $40,362 (after minority interest). The Company has no current intentions to dispose of its investment in Tower.

NOTE 7: RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

         Subsequent to the issuance of the Company's 1997 consolidated financial statements, a subsidiary filed restated financial statements with the Israel Securities Authority ("ISA") which reflect adjustments having a material effect on the Company's consolidated financial statements. The subsidiary's restatement relates to an order of the ISA which required primarily the expensing of previously capitalized software development costs. As a result, capitalized software development costs on the Company's consolidated balance sheets as of December 31, 1997 and as of March 31, 1998 and R&D expenses on the Company's consolidated statements of for the three months ended March 31, 1997 and March 31, 1998 have been restated to reflect the order of the ISA. In addition, deferred income taxes, which had been classified as part of other current assets and as part of other noncurrent assets, on the Company's consolidated balance sheets as of December 31, 1997 and as of March 31, 1998 have been restated to reflect the order of the ISA.

         The effects of the restatements on the Company's consolidated statements of operations for the three months ended March 31, 1997 and 1998 and balance sheet as of December 31, 1997 and March 31, 1998 are summarized as follows:

STATEMENT OF OPERATIONS

                                                   THREE MONTHS ENDED           THREE MONTHS ENDED
                                                     MARCH 31, 1997               MARCH 31, 1998
                                              ---------------------------    -------------------------
                                            AS PREVIOUSLY                  AS PREVIOUSLY
                                               REPORTED       AS RESTATED     REPORTED     AS RESTATED
                                              ----------      -----------    ----------    -----------
Research and development expenses, net        $      161      $       338    $      298    $       342
Operating loss                                $   (4,801)     $    (4,978)   $   (2,669)   $    (2,713)
Loss before income taxes                      $   (4,691)     $    (4,868)   $   (2,655)   $    (2,699)
Income tax expense (benefit)                  $     (164)     $       484    $       23    $        23
loss after income taxes                       $   (4,527)     $    (5,352)   $   (2,678)   $    (2,722)
Minority interests                            $       88      $       245    $      414    $       429
Net loss                                      $   (3,398)     $    (4,066)   $   (2,869)   $    (2,898)
Basic Net loss per share                      $    (0.46)     $     (0.55)   $    (0.39)   $     (0.39)


BALANCE SHEET

                                                     DECEMBER 31, 1997              MARCH 31, 1998
                                                 ---------------------------    -------------------------
                                               AS PREVIOUSLY                  AS PREVIOUSLY
                                                  REPORTED       AS RESTATED     REPORTED     AS RESTATED
                                                 ----------      -----------    ----------    -----------
Other current assets                             $    1,446      $     1,173    $    1,250    $       897
Total current assets                             $   17,957      $    17,684    $   16,679    $    16,326

Capitalized software development costs, net      $    4,630             -       $    4,674           -
Other noncurrent assets                          $    1,670      $     1,468    $    1,486    $     1,364
Total other assets                               $    6,638      $     1,806    $    6,915    $     2,119
Total assets                                     $   97,471      $    92,366    $   96,160    $    91,011
Minority interests                               $   30,272      $    29,094    $   29,859    $    28,666
Retained earnings                                $   23,813      $    19,886    $   20,944    $    16,988
Total liabilities and shareholders' equity       $   97,471      $    92,366    $   96,160    $    91,011


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Data Systems & Software Inc. through its subsidiaries in the United States and in Israel (collectively, the "Company") is a provider of computer consulting and development services and is an authorized direct seller and value-added-reseller ("VAR") of computer hardware products. Through its investment in Tower, the Company also engages in the manufacture of semiconductors.

     Although the Company maintains effective control of Tower, the Company does not have voting control of Tower and is therefore consolidating Tower's operations on an equity basis, including its pro-rata share of Tower's net income (loss) as equity income (loss).

     The Company's future operating results are subject to various risks and uncertainties. See "Item 1. Business Factors Which May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended to date (the "1997 10-K"). The figures cited in the following discussion reflect restated amounts for all of the periods.

RESULTS OF OPERATIONS (AS RESTATED)

     The following table sets forth certain information with respect to the results of operations of the Company for the three months ended March 31, 1997 and 1998, including the percentage of total revenues during each period attributable to selected components of operations statement data, and for the period to period percentage changes in such components.

                                                          THREE MONTHS ENDED MARCH 31,
                                            -------------------------------------------------------        CHANGE FROM
                                                     1997                           1998                      1997
                                            -------------------------      ------------------------         ---------
                                                              % OF                          % OF              % OF
                                             ($,000)          SALES         ($,000)         SALES             1997
                                            ---------       ---------      ---------      ---------         ---------
     Sales                                  $  10,040             100%     $  11,717            100%               17%
     Cost of sales                             10,289             103          9,199             79               (11)
                                            ---------       ---------      ---------      ---------
     Gross profit (loss)                         (249)             (3)         2,518             21
     R&D expenses, net                            338               3            342              3                      1
     SG&A expenses                              4,391              44          4,889             41                11
                                            ---------       ---------      ---------      ---------
     Operating loss                            (4,978)            (50)        (2,713)           (23)               46
     Interest income (expense), net               108               1            (31)            -                129
     Other income, net                              2              -              45             -
                                            ---------       ---------      ---------      ---------
     Loss before income taxes                  (4,868)            (49)        (2,699)           (23)               45
     Income  tax expense                          484               5             23             -                 95
                                            ---------       ---------      ---------      ---------
     Loss after income taxes                   (5,352)            (54)        (2,722)           (23)               49
     Equity income (loss), net of
         minority interests                     1,286              13           (176)            (2)             (114)
                                            ---------       ---------      ---------      ---------
     Net loss                               $  (4,066)            (41%)    $  (2,898)           (25%)              29%
                                            =========       =========      =========      =========

     SALES. The increase in sales in the three months ended March 31, 1998, as compared to the same period in 1997, was due to a 33% increase in Computer-VAR sales and a 27% increase in sales from consulting and development services in the Company's Israeli operations. This increase was partially offset by a decrease in sales from the United States consulting services.

     GROSS PROFIT. The increase in gross profit in the three months ended March 31, 1998, as compared to the same period in 1997, was primarily due to one-time writedowns of development expenses in the first quarter of 1997. In addition, gross profits in the Company's other activities increased by over 40%.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The increase in SG&A in the three months ended March 31, 1998, by 11%, as compared to the same period in 1997, was primarily due to increased professional fees. In both periods a significant portion of SG&A expenses were attributable to marketing efforts related to the Company's PHD and CybrCard products. These efforts have since been discontinued. See "Liquidity and Capital Resources".

     OPERATING LOSS. The decrease in the operating loss in the three months ended March 31, 1998, as compared to the same period in 1997, was attributable to the aforementioned increase in gross profits, partially offset by the increase in SG&A.

     EQUITY INCOME (LOSS), NET OF MINORITY INTERESTS. The decrease in the equity income (loss), net of minority interests, was a result of a loss in Tower, primarily attributable to lower sales and capacity utilization, as well as increased R&D. See "Financial Condition".

     NET LOSS. The decrease in the net loss in the three months ended March 31, 1998, as compared to the same period in 1997, was attributable to a decrease in operating losses in the Company's computer activities, as described above, partially offset by the equity losses from Tower.

FINANCIAL CONDITION

     As of March 31, 1998, DSSI and its wholly owned subsidiaries had working capital of $1.9 million (including unrestricted cash and cash equivalents of $1.7 million). Although there is no legal restriction preventing disposition of the Company's investments in its less than wholly owned subsidiaries, or the distribution to the Company of their earnings, cash of these subsidiaries (including DSSI's principal subsidiaries, DSI Israel and Tower) is generally not available for use by DSSI or other subsidiaries. In the past, DSSI has financed the operations of its wholly owned subsidiaries from the proceeds of a public offering in 1993, an institutional private placement in June 1994 and the receipt of cash dividends from Tower in December 1996 and 1997.

     The decrease in working capital as compared with the working capital as of December 31, 1997 was due to operating losses during the first quarter of 1998, primarily attributable to the Company's investment in the production and marketing of its PHD and CybrCard products.

     In February 1998, the Company discontinued all CybrCard development and marketing activity due to the high costs involved in continued marketing efforts. In April 1998 the Company sold certain assets and the technology related to its PHD product to Computer Associates International, Inc. for approximately $7 million, and will recognize a capital gain of approximately $5 million before tax in the second quarter of 1998. DSSI, through one of its wholly owned subsidiaries, has at its disposal $2.2 million of bank credit, secured by accounts receivable of this subsidiary, none of which is being used currently. DSSI believes that it has adequate liquidity to finance its ongoing corporate activities.

     DSI Israel has satisfied its financial and operating requirements principally from operations and the net proceeds of its initial public offering in December 1992. As of March 31, 1998, DSI Israel had working capital of $2.4 million, net of short- term bank credit of $759,000. DSI Israel has at its disposal additional bank credit should it require additional funds. Certain of its bank deposits serve as collateral for bank loans and guarantees.

     Although the Company maintains effective control of Tower, the Company does not have voting control of Tower and, therefore, includes the results of Tower's operations on an equity basis. Tower has satisfied its financial and operating requirements principally through cash from operations, grants from the Government of Israel Investment Center, an advance from a customer and the net proceeds of its public offerings in 1994 and 1995. As of March 31, 1998, Tower had working capital of $91 million, including cash, short-term bank deposits and marketable securities of $85.2 million.

     Upon announcing its financial results for the first quarter of 1998, Tower also announced that it expected losses of approximately $5 million in the second quarter of 1998.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

     In the first quarter of 1998, a majority of the Company's sales was denominated in dollars. The remaining portion was primarily denominated in New Israel Shekels ("NIS") that were linked to the dollar. These transaction amounts were linked to the dollar between the date the transactions were entered into and the date they were effected and billed. Subsequent thereto, through the date of settlement, amounts are primarily unlinked. The majority of the Company's expenses in the three months ended March 31, 1998 was in dollars or dollar-linked NIS and virtually all the remaining expenses was in NIS. The dollar cost of the Company's operations in Israel is influenced by the timing and extent of any increase in the rate of inflation in Israel over the rate of inflation in the United States that is not offset by the devaluation of the NIS in relation to the dollar. The Company believes that the rate of inflation in Israel has had a minor effect on its business to date. However, the Company's dollar costs in Israel would increase if inflation in Israel were to exceed the devaluation of the NIS against the dollar or the timing of such devaluation lags behind inflation in Israel, as it occasionally has in the past.

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

Item 6:  Exhibits and Reports on Form 8-K

(c)      Exhibits

         10.1 Settlement Agreement dated February 6, 1998, by and among Jeffrey A. Cummer, Dwayne A. Moyers, Cummer/Moyers Capital Advisors, Inc., Cummer/Moyers Capital Partners, Inc., Cummer/Moyers Holdings, Inc. Profit Sharing Plan, Cummer/Moyers Holdings, Inc., Cummer/Moyers Securities, Inc., IRA for Dwayne A. Moyers and The Committee to Enhance Data Systems & Software Inc. Stockholder Value and Data the Company (incorporated by reference to Exhibit 99.1 to the Company's Report of Form 8-K filed with the Commission on February 9,
                  1998).

         10.2 License Agreement dated as of January 9, 1998, between Lucent Technologies Inc. and the Company (incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed with the Commission on February 17, 1998).

         10.3 Bill of Sale dated as of January 9, 1998, by and from Lucent Technologies to the Company (incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K filed with the Commission on February 17, 1998).

         Exhibit  27.1 - Financial Data Schedule

         REPORTS ON FORM 8-K

         Report of the Company on form 8-K dated February 9, 1998.

         Report of the Company on form 8-K dated February 17, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.


                                           DATA SYSTEMS & SOFTWARE INC.
Dated:  October 1, 1998

                                           By: /s/ Yacov Kaufman
                                               ------------------------------
                                               Yacov Kaufman
                                               Chief Financial Officer