Form 10-Q
period 1998-09-30
DATA SYSTEMS & SOFTWARE INC
filed 1998-11-16
CIK 880984

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                         Commission file number 0-19771

                          DATA SYSTEMS & SOFTWARE INC.
               (Exact name of registrant as specified in charter)

           Delaware                                              22-2786081
(State or other jurisdiction of                                (IRS employer
 incorporation or organization)                              identification no.)

200 Route 17, Mahwah, New Jersey                                   07430
----------------------------------------                         ---------
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

Number of shares outstanding of the registrant's common stock, as of October 31, 1998: 7,433,278

                                TABLE OF CONTENTS

PART I. Financial Information

      Item 1. Financial Statements

              Consolidated Balance Sheets
                as of December 31, 1997 and September 30, 1998 ...........     1

              Consolidated Statements of Operations
                for the three month and nine month periods ended
                September 30, 1997 and 1998 ..............................     2

              Consolidated Statement of Changes in Shareholders' Equity
                for the nine month period ended
                September 30, 1998 .......................................     3

              Consolidated Statements of Cash Flows
                for the nine month periods ended
                September 30, 1997 and 1998 ..............................     4

              Schedules to Consolidated Statements of Cash Flows
                for the nine month periods ended
                September 30, 1997 and 1998 ..............................     5

              Notes to Consolidated Financial Statements .................   6-8

      Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations ................................  9-13

PART II. Other Information

      Item 1. Legal Proceedings ..........................................    14

      Item 4. Submission of Matters to a Vote of Security Holders ........    14

      Item 6. Exhibits and Reports on Form 8-K ...........................    14

Signatures ...............................................................    15

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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                 As of             As of
                                                              December 31,     September 30,
                                                                  1997(*)           1998
                                                              ------------     -------------
                                     ASSETS                                     (unaudited)
Current assets:
  Cash and cash equivalents                                     $  1,424          $  1,055
  Short-term interest-bearing bank deposits                           73             2,038
  Marketable debt securities                                       1,600               999
  Restricted cash                                                  1,786               652
  Trade accounts receivable, net                                   9,003             6,995
  Inventory                                                          377               867
  Note receivable                                                  2,248                --
  Other current assets                                             1,173               990
                                                                --------          --------
    Total current assets                                          17,684            13,596
                                                                --------          --------
Investments                                                       70,695            65,720
                                                                --------          --------
Property and equipment, net                                        2,181             1,838
                                                                --------          --------
Other assets:
  Intangible assets, primarily goodwill                              338               647
  Other                                                            1,468             1,187
                                                                --------          --------
                                                                   1,806             1,834
                                                                --------          --------
    Total assets                                                $ 92,366          $ 82,988
                                                                ========          ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                               $  2,581          $    230
  Current maturities of long-term debt                             1,128               581
  Trade accounts payable                                           2,606             3,064
  Accrued payroll, payroll taxes and social benefits               2,464             2,200
  Other current liabilities                                        1,704             1,710
                                                                --------          --------
    Total current liabilities                                     10,483             7,785
                                                                --------          --------
Long-term liabilities:
  Long-term debt, net of current maturities                          481               559
                                                                --------          --------
Minority interests                                                29,094            26,503
                                                                --------          --------
Shareholders' equity:
  Common stock - $.01 par value per share:
    Authorized 20,000,000 shares; Issued
    and outstanding 7,708,540 and 7,718,540
    shares at December 31, 1997 and
    September 30, 1998, respectively                                  77                77
  Additional paid-in capital                                      34,193            34,395
  Retained earnings                                               19,886            16,012
                                                                --------          --------
                                                                  54,156            50,484
  Treasury stock, at cost - 339,362 and
    478,962 shares at December 31, 1997 and
    September 30, 1998, respectively                              (1,848)           (2,343)
                                                                --------          --------
      Total shareholders' equity                                  52,308            48,141
                                                                --------          --------
      Total liabilities and shareholders' equity                $ 92,366          $ 82,988
                                                                ========          ========

(*) Restated - See Note 2 to consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                  (dollars in thousands, except per share data)

                                             Nine months ended               Three months ended
                                                September 30,                   September 30,
                                         --------------------------       ------------------------
                                           1997(*)           1998           1997(*)         1998
                                         --------------------------       ------------------------
Sales:
  Products                               $ 14,903          $ 15,029       $ 5,006          $ 3,205
  Services                                 14,641            14,573         4,357            4,946
                                         --------          --------       -------          -------
                                           29,544            29,602         9,363            8,151
                                         --------          --------       -------          -------
Cost of sales:
  Products                                 12,999            11,865         2,771            2,587
  Services                                 11,898            11,192         4,081            3,864
                                         --------          --------       -------          -------
                                           24,897            23,057         6,852            6,451
                                         --------          --------       -------          -------
  Gross profit                              4,647             6,545         2,511            1,700

Research and development
  expenses, net                             1,025             1,254           364              496
Selling, general and
  administrative expenses                  13,754            10,581         4,574            2,825
                                         --------          --------       -------          -------
  Operating loss                          (10,132)           (5,290)       (2,427)          (1,621)

Interest income                               631               144            86               19
Interest expenses                            (171)             (215)          (11)             (49)
Gain on sale of division                       --             5,998            --               --
Other income (loss), net                       55            (2,126)           32           (1,744)
                                         --------          --------       -------          -------
  Loss before income taxes                 (9,617)           (1,489)       (2,320)          (3,395)

Income tax expense (benefit)                  526                32            (7)             (41)
                                         --------          --------       -------          -------
  Loss after income taxes                 (10,143)           (1,521)       (2,313)          (3,354)

Minority interests                            390               579            37              184
Equity income (loss) in affiliates,
  net of minority interests                 3,289            (2,932)          873           (1,336)
                                         --------          --------       -------          -------
    Net loss                             ($ 6,464)         ($ 3,874)      ($1,403)         ($4,506)
                                         ========          ========       =======          =======

Basic net loss per share                 ($  0.88)         ($  0.53)      ($ 0.19)         ($ 0.62)
                                         ========          ========       =======          =======
Weighted average number of shares
  outstanding (in thousands)                7,369             7,359         7,369            7,310
                                         ========          ========       =======          =======

Diluted net loss per share               ($  0.88)         ($  0.53)      ($ 0.19)         ($ 0.62)
                                         ========          ========       =======          =======
Weighted average number of shares
  outstanding and common share
  equivalents (in thousands)                7,369             7,359         7,369            7,310
                                         ========          ========       =======          =======

(*) Restated - See Note 2 to consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                            ADDITIONAL
                                           COMMON      PAID-IN       TREASURY      RETAINED
                                 SHARES     STOCK      CAPITAL        STOCK        EARNINGS            TOTAL
                                 ------    ------     ----------     --------      --------          --------
Balances, January 1, 1998         7,709      $77      $ 34,193       ($1,848)      $ 19,886(*)       $ 52,308

Common stock issued upon
  exercise of warrants               10       --            55            --             --                55

Unamortized restricted stock
  award compensation                 --       --           147            --             --               147

Purchase of treasury stock           --       --            --          (495)            --              (495)

Net loss                             --       --            --            --         (3,874)           (3,874)
                                  -----      ---      --------       -------       --------          --------
Balances, September 30, 1998
  (unaudited)                     7,719      $77      $ 34,395       ($2,343)      $ 16,012          $ 48,141
                                  =====      ===      ========       =======       ========          ========

(*) Restated - See Note 2 to consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (dollars in thousands)

                                                                      Nine months ended
                                                                        September 30,
                                                                  -------------------------
                                                                    1997(*)           1998
                                                                  -------------------------
Cash flows from operating activities:
  Net loss                                                        ($ 6,464)         ($3,874)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating
    activities - see Schedule A                                        725              (79)
                                                                  --------          -------
      Net cash used in operating activities                         (5,739)          (3,953)
                                                                  --------          -------
Cash flows provided by investing activities:
  Short-term and long-term bank deposits, net                           35           (1,965)
  Restricted cash, net                                                (330)           1,134
  Investment in marketable securities                              (25,223)          (5,898)
  Proceeds from realization of marketable securities                30,787            6,528
  Net proceeds from sale of division -See schedule C                    --            6,595
  Acquisitions of property and equipment                              (748)            (821)
  Proceeds from sale of property and equipment                          39              135
  Acquisition of intangible assets                                      --             (474)
  Investments in capitalized software development costs, net          (383)              --
  Increase in other assets                                            (970)              --
  Net effect of change in reporting from
    consolidation to equity method - see Schedule B                    102               --
                                                                  --------          -------
      Net cash provided by investing activities                      3,309            5,234
                                                                  --------          -------
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of common stock, net                           --               55
  Purchase of treasury stock                                            --             (495)
  Proceeds from sale of shares received in
    partial conversion of note receivable                               --            1,871
  Short-term debt, net                                                 113           (2,303)
  Proceeds of long-term debt                                         1,018              102
  Repayments of long-term debt                                        (130)            (880)
                                                                  --------          -------
      Net cash provided by (used in)
        financing activities                                         1,001           (1,650)
                                                                  --------          -------
Net decrease in cash and cash equivalents                           (1,429)            (369)

Cash and cash equivalents at beginning of period                     2,464            1,424
                                                                  --------          -------
Cash and cash equivalents at end of period                        $  1,035          $ 1,055
                                                                  ========          =======
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                      $    129          $   172
                                                                  ========          =======
    Income taxes                                                  $    162          $   151
                                                                  ========          =======

(*) Restated - See Note 2 to consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
         SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (dollars in thousands)

                                                              Nine months ended
                                                                September 30,
                                                           ------------------------
                                                            1997(*)           1998
                                                           ------------------------
A. Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                       $   829          $   822
       Minority interests                                    1,706           (2,591)
       Write-down of capitalized software
         development costs                                   1,967               --
       Allowance for writeoff against note receivable           --              610
       Allowance for bank guarantees for affiliate              --            1,135
       Writeoff of investment in affiliate
         and related receivables                                --              256
       Earnings on marketable debt securities                  (92)             (30)
       Deferred income taxes                                   923               --
       Increase in liability for severance pay                 140              195
       Equity in affiliates                                 (5,385)           4,954
       Gain on sale of division - See schedule C                --           (5,998)
       Gain on sale of securities                               --             (192)
       Gain on sale of property, plant
         and equipment, net                                     --              (38)
       Amortization of restricted stock award
         compensation                                           98              147
       Other                                                  (232)              (4)
       Decrease (increase) in accounts receivable
         and other current assets                           (1,422)           1,355
       Decrease (increase) in inventory                        298             (490)
       Decrease (increase) in long-term receivables           (123)              97
       Increase (decrease) in accounts payable and
         other current liabilities                           2,018             (372)
       Increase in customer advances, net                       --               65
                                                           -------          -------
                                                           $   725          ($   79)
                                                           =======          =======
B. Net effect of change in reporting from
     consolidation to equity method -
     see Note 3:
       Working capital, net of cash                        ($   18)
       Investment recorded                                   1,157
       Other assets                                         (1,037)
                                                           -------
                                                           $   102
                                                           =======
C. Assets/liabilities transferred upon sale
     of division:
     Trade accounts receivable, net                                         $   754
     Property and equipment, net                                                405
     Accrued payroll, payroll taxes
       and social benefits                                                     (111)
     Other current liabilities                                                 (452)
                                                                            -------
                                                                            $   596
                                                                            =======
D. Non - cash activities: Receipt of 3,000,000
     shares in partial conversion of note
     receivable from Geotek                                                 $ 1,871
                                                                            =======

(*) Restated - See Note 2 to consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                             (dollars in thousands)

Note 1: Basis of Presentation

      In the opinion of the Company, all adjustments necessary for a fair presentation have been reflected herein. Such adjustments included, in addition to adjustments of a normal recurring nature, adjustments related to the discontinuation of Cybrcard development and marketing activity, the sale of the PHD division, the settlement of certain litigation, the accrual of a loss contingency in connection with guarantees of the debt of an affiliate, and the writeoff of the Company's investment in, and related receivables from, such affiliate. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles but which is not required for interim reporting purposes, has been omitted.

      The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts included in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 1997 have been reclassified to conform with current presentation. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2. Restatement of Consolidated Financial Statements

      In August 1998 a subsidiary filed restated financial statements which have a material effect on the Company's consolidated financial statements. The subsidiary's restatement was in response to an order of the Israel Securities Authority which required primarily the expensing of previously capitalized software development costs. The Company's consolidated financial statements for the periods presented herein reflect the restatement of financial statements for the year ended December 31, 1997 and the nine months and three months ended September 30, 1997.

Note 3. Investment in Tower

      Although the Company has effective control of Tower, the Company does not have voting control of more than 50% of Tower's shares and as a result is consolidating Tower's operations on an equity basis.

      Summarized statement of operations information of Tower is as follows:

                                              Nine months ended           Three months ended
                                                 September 30,               September 30,
                                             ---------------------       ---------------------
                                               1997         1998           1997         1998
                                             ---------------------       ---------------------
      Sales                                  $94,912      $ 52,926       $34,984      $ 15,167
      Gross profit (loss)                     28,015        (4,939)       10,273        (2,691)
      Research and development expenses        5,535         6,104         2,296         1,894
      SG&A                                     6,350         6,292         2,480         2,254
      Operating income (loss)                 16,130       (17,335)        5,497        (6,839)

      During the quarter ended September 30, 1998, Tower funded the purchase by a trustee of 829,000 of Tower's ordinary shares to facilitate exercises of employee stock options under Tower's share option plans. As a result of this, Tower Semiconductor Holdings Ltd., which previously owned 41% of Tower, now owns 43.7%. The Company owns 60% of Tower Holdings. Tower's Board of Directors has authorized the purchase of up to an aggregate 1,400,000 ordinary shares for such purpose.

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

Note 5: Inventory

      Inventory consists almost exclusively of merchandise.

Note 6: Acquisition and Sale

      In January 1998, the Company acquired certain assets and licensed intellectual property from Lucent Technologies, Inc. This technology is being used by the Company's recently formed Comverge Technologies subsidiary which markets the Customer Connection for Utilities (CCU) to customers in the US. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price of $1,250 has been allocated to the assets acquired based on their estimated fair value at the date of acquisition. Of the purchase price, $500 has been allocated to the license agreement and is being amortized over the five-year period of this agreement.

      In April 1998 the Company sold certain assets and the technology related to its PHD product to Computer Associates International, Inc. for approximately $7,000. The Company recognized a capital gain of approximately $6,000 before taxes in the second quarter of 1998 in connection with this transaction.

Note 7: Other Expenses

      In 1996 the Company sold its shares in Mobile Information Systems Ltd., a joint venture of the Company's subsidiary DSI Israel and Geotek Communications, Inc. ("Geotek") to Geotek in exchange for a $2,000 unsecured note, bearing annual interest of 8.25%, payable July 1, 1998. In February 1998, the Company signed an agreement with Geotek, modifying the note to permit its conversion into shares of Geotek Common Stock, and in April 1998 Geotek issued to the Company 3,000,000 such shares. Based on its agreement with Geotek, the delivery of these shares represented payment of approximately $1,700 of the approximately $2,300 principal of and accrued interest on the note. These shares were subsequently sold by the Company for approximately $1,900. In June 1998 Geotek filed for protection under Chapter 11 of the Bankruptcy Act. The Company has therefore established a reserve for doubtful debts equal to the remaining balance of approximately $610 which remains outstanding on the note. The doubtful debt expense resulting from this allowance, partially offset by the profit from the sale of the Geotek shares, is included in other expenses, net.

      During the quarter ended September 30, 1998, the Company determined that an affiliate (a former subsidiary of the Company), on whose behalf the Company had guaranteed bank debt of approximately $1,100, was experiencing financial difficulty, and that it was likely that the Company would be required to perform under its guarantees. Accordingly, in the third quarter of 1998 the Company accrued loss contingencies of approximately $1,400 in connection with these guarantees and with the write off of the Company's investment in, and related receivables from, the affiliate.

NOTE 8: Contingencies

      Between June and September 1996, several suits were filed in the United States on behalf of a purported class of Tower's shareholders who purchased or otherwise acquired Tower's ordinary shares between May 25, 1995 and June 10, 1996, against Tower, its Co-Chief Executive Officers, its Chairman of the Board of Directors and the Company, as an indirect principal shareholder in Tower. The actions have been consolidated in the United States District Court for the District of New Jersey. The consolidated complaint filed in the actions alleges that the defendants made misstatements and omissions regarding, among other things, (i) the relationship between Tower and a former major customer of Tower and (ii) Tower's process development efforts in connection therewith, in violation of certain U.S. Federal securities laws.

      The Company has indemnified the officers and its director who are defendants in this action, up to the limits permitted by the Israel Companies Ordinance, from any liability arising out of the actions. The Company maintains insurance policies that, under certain conditions and subject to certain exclusions, cover actions of this type up to an aggregate amount of $20,000. The Company is unable to determine at this time with any certainty the availability and amount of coverage available to the Company under the aforementioned policies in connection with this claim.

      Tower believes it has meritorious defenses and is defending the action vigorously. However, there is no assurance that Tower will not determine that the advantages of settlement of the matter outweigh the risks and expense associated with further litigation. Tower and the Company are unable to determine at this time with any certainty the ultimate outcome of the aforementioned matter and its effect, if any, on Tower's or the Company's financial condition, operating results and business.

      Tower has recently been separately approached by two parties alleging that Tower is infringing on certain semiconductor production patents owned by such parties and requesting that Tower enter into negotiations for a royalty-bearing license for the use of the technology covered by such patents. Tower is presently assessing these allegation and intends to engage in discussions with the parties to determine whether there is any merit to their claim. In addition, Tower is assessing if and to what extent Tower may be able to seek indemnification from third parties for all or part of any royalties or other amounts which may be paid or payable by the Company in connection with this matter. Tower and the Company are unable to determine at this time with any certainty the ultimate outcome of the aforementioned matter or its effect, if any, on Tower's and the Company's financial condition, operating results and business.

Note 9: Recent Developments

      During the quarter ended September 30, 1998, the Company purchased 139,600 of its own shares. The Company's Board of Directors has authorized the purchase of up to an aggregate 500,000 of the Company's ordinary shares.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General

      Data Systems & Software Inc. through its subsidiaries in the United States and in Israel (collectively, the "Company") is a provider of computer consulting and development services and is an authorized direct seller and value-added-reseller ("VAR") of computer hardware products. The Company also develops and markets two-way communication solutions that support automated meter reading, power supply management and other functions for utilities. Through its investment in Tower Semiconductor Ltd. ("Tower"), the Company also engages in the manufacture of semiconductors.

      Although it has effective control of Tower, due to the fact that the Company does not have legal voting control of more than 50% of Tower's shares, the Company accounts for its interest in Tower's results using the equity method, including its pro-rata share of Tower's net income (loss) as equity income (loss).

      In August 1998, the Company's Decision Systems Israel Ltd. subsidiary ("DSI Israel") restated its financial statements for all periods commencing December 31, 1992 through March 31, 1998, in compliance with an order of the Israel Securities Authority ("ISA"). The ISA's order was primarily related to previously capitalized software development costs associated with DSI Israel's Electric Power Supply Management ("EPSM") system, which the ISA determined should have been expensed in the respective periods in which such costs were incurred. The balance of these costs was approximately $4.7 million as of March 31, 1998. The Company's consolidated financial statements for the periods presented herein reflect the restatement of financial statements for the year ended December 31, 1997 and the nine months and three months ended September 30, 1997.

      The Company's future operating results are subject to the outcome of various other factors and are subject to various other risks and uncertainties. See "Item 1.Business - Factors Which May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K").

Results of Operations

      The following table sets forth certain information with respect to the results of operations of the Company for the nine months and three months ended September 30, 1997 and 1998, including the percentage of total revenues during each period attributable to selected components of operations statement data, and for the period to period percentage changes in such components.

                                          Nine months ended                                 Three months ended
                                             September 30,               Change                 September 30,               Change
                                --------------------------------------    from     --------------------------------------    from
                                     1997(*)               1998           1997          1997(*)                1998          1997
                                -----------------    -----------------    ----     -----------------     ----------------    ----
                                            % of                 % of     % of                 % of                 % of     % of
                                ($,000)     sales    ($,000)     sales    1997     ($,000)     sales     ($,000)    sales    1997
                                --------    -----    --------    -----    ----     -------    ------     -------    -----    ----
Sales                           $ 29,544     100%    $ 29,602     100%      --%    $ 9,363       100%    $ 8,151     100%     (13%)
Cost of sales                     24,897      84       23,057      78       (7)      6,852        73       6,451      79       (6)
                                --------     ---     --------     ---              -------    ------     -------     ---
Gross profit                       4,647      16        6,545      22       41       2,511        27       1,700      21      (32)
R&D expenses                       1,025       3        1,254       4       22         364         4         496       6       36
SG&A expenses                     13,754      47       10,581      36      (23)      4,574        49       2,825      35      (38)
                                --------     ---     --------     ---              -------    ------     -------     ---
Operating loss                   (10,132)    (34)      (5,290)    (18)      48      (2,427)      (26)     (1,621)    (20)      33
Interest income (expense), net       460       2          (71)     --     (115)         75         1         (30)     --     (140)
Gain on sale of division              --      --        5,998      20                   --        --          --      --       --
Other income (expense), net           55      --       (2,126)     (7)                  32        --      (1,744)    (21)
                                --------     ---     --------     ---              -------    ------     -------     ---

Loss before income taxes          (9,617)    (32)      (1,489)     (5)      85      (2,320)      (25)     (3,395)    (41)     (46)
Income tax expense (benefit)         526       2           32      --      (94)         (7)       --         (41)     --     (486)
                                --------     ---     --------     ---              -------    ------     -------     ---

Loss after income taxes          (10,143)    (34)      (1,521)     (5)      85      (2,313)      (25)     (3,354)    (41)     (45)
Minority interests                   390       1          579       2       48          37        --         184       2      397
Equity income (loss), net of
  minority interests               3,289      11       (2,932)    (10)    (189)        873        10      (1,336)    (16)    (253)
                                --------     ---     --------     ---              -------    ------     -------     ---
Net loss                        ($ 6,464)    (22%)   ($ 3,874)    (13%)     40%    ($1,403)      (15%)   ($4,506)    (55%)   (221%)
                                ========     ===     ========     ===     ====     =======    ======     =======     ===     ====

(*) Restated - See Note 2 to consolidated financial statements.

      SALES. The increase in sales in the nine months ended September 30, 1998,as compared to the same period in 1997, was primarily due to increased computer hardware VAR sales and increased sales of consulting services in Israel, offset by a decrease in sales due to the sale of the Company's PHD division in the beginning of the second quarter this year, as well as decreased sales of consulting services in the United States. The decrease in sales in the three months ended September 30, 1998 as compared to the same period in 1997, was primarily attributable to a decrease in sales due to the aforementioned sale of the Company's PHD division, as well as a decrease in sales from the Company's United States consulting services, partially offset by increased computer hardware VAR sales. The decline in sales in the third quarter of 1998 as compared to the second quarter of 1998 was attributable to decreased computer hardware VAR sales, which the Company believes resulted from the acceleration by principal customers of their contemplated 1998 purchases into the first half of the year.

      GROSS PROFIT. The increase in gross profit and gross profit margin in the nine months ended September 30, 1998, as compared to the same period in 1997, was primarily due to (i) a non-recurring write down of previously deferred production expenses related to the Company's CybrCard product in the first quarter of 1997 (ii) improved computer hardware VAR sales and margins and (iii) increased gross profits and margins on sales by DSI Israel, partially offset by a decrease due to the sale of PHD. The decreases in gross profit and gross profit margin in the three months ended September 30, 1998, as compared to the same period in 1997, were primarily due to the sale of PHD as mentioned above, partially offset by the reduced losses resulting from the suspension of Cybrcard activities and improved gross profit and gross profit margin in the Company's United States consulting activities. The decrease in gross profit and gross profit margin in the third quarter of 1998 as compared to the second quarter of 1998 was primarily due to the aforementioned decrease in computer hardware VAR sales.

      RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). The increase in R&D during the nine months and three months ended September 30, 1998 as compared to the same periods in 1997, was due to increased EPSM product development expenses, as a result of accelerated development costs as the product nears full-scale release.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The decrease in SG&A in the nine months and three months ended September 30, 1998, as compared to the same periods in 1997, was primarily due to the sale of PHD and reduced Cybrcard activity, partially offset by increased marketing activity related to the Company's automated meter reading and utilities solutions business.

      OPERATING LOSS. The decrease in the operating loss in the nine months and three months ended September 30, 1998, as compared to the same periods in 1997, was primarily attributable to the aforementioned increase in gross profits and decrease in SG&A, partially offset by the increase in R&D.

      OTHER EXPENSE. The increase in other expense in the nine months and three months ended September 30, 1998, as compared to the comparable periods in 1997, was primarily due to the accrual of loss contingencies in connection with guarantees by the Company of the debt of an affiliate and the writeoff of the Company's investment in such affiliate, as well as due to the settlement of certain litigation.

      INCOME TAXES. The income tax provisions for the three-month and nine-month periods ended September 30, 1998 and September 30, 1997 are based on actual tax computations for each of the periods. The Company generally establishes valuation allowances against its net operating loss carryforwards and therefore does not recognize deferred tax assets in connection therewith.

      SHARE OF AFFILIATED COMPANY'S NET INCOME (LOSS). The decrease in the equity income, resulting in an equity loss, resulted from losses in Tower, primarily attributable to a continued decrease in Tower sales and capacity utilization. See "Financial Condition".

      NET LOSS. The decrease in net losses for the nine months ended September 30, 1998, as compared to the same period in 1997, was primarily attributable to the aforementioned gain from the sale of PHD and the decrease in operating loss in the 1998 periods, partially offset by the equity losses from Tower and by the aforementioned other expenses. The increase in net losses for the three months ended September 30, 1998, as compared to the same period in 1997, was attributable to the aforementioned equity losses and other expenses, partially offset by the decrease in operating losses described above.

Financial Condition

      As of September 30, 1998, DSSI and its wholly owned subsidiaries had working capital of $5.8 million (including cash, cash equivalents, deposits and marketable securities of $3 million). Although there is no legal restriction preventing disposition of the Company's investments in its less than wholly owned subsidiaries, or the distribution to the Company of their earnings, cash of these subsidiaries (including DSSI's principal subsidiaries, DSI Israel and Tower) is generally not available for use by DSSI or other subsidiaries. In the past, DSSI has financed the operations of its wholly owned subsidiaries from the proceeds of a public offering in 1993, an institutional private placement in June 1994, the receipt of cash dividends from Tower in 1996 and 1997 and, most recently, from the proceeds from the sale of PHD.

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

      DSI Israel has satisfied its financial and operating requirements principally through cash from operations and the net proceeds of its initial public offering in December 1992. As of September 30, 1998, DSI Israel had working capital of $1.1 million. DSI Israel has at its disposal bank credit should it require. Certain of its investments serve as collateral for bank loans and guarantees.

      Although the Company continues to exercise effective control of Tower, since the end of December 1996, the Company has not had voting control of more than 50% of Tower's shares and has ceased to consolidate Tower's balance sheet and is including the results of Tower's operations on an equity basis. Tower has satisfied its financial and operating requirements principally through cash from operations, Investment Center grants, an advance from a customer and the net proceeds of its public offerings in 1994 and 1995. As of September 30, 1998, Tower had working capital of $91 million, including cash, short-term bank deposits and marketable securities of $84 million.

Stock Repurchase Program

      During the quarter ended September 30, 1998, the Company purchased 139,600 of its own shares. The Company's Board of Directors has authorized the purchase of up to an aggregate 500,000 of the Company's ordinary shares.

Year 2000 Technology Risks

      The Company is in the process of reviewing its computer systems and operations, both those for internal use and those developed for customers, to identify and determine the extent to which any systems will be vulnerable to potential errors and failures as a result of the "Year 2000 problem." Any of these programs that have time-sensitive software could experience system failures or miscalculations and result in disruption of operations.

      The Company is conducting a comprehensive review of these computer systems to ensure that all such systems are Year 2000 compliant prior to the commencement of the year 2000. The Company's plan for its Year 2000 compatibility effort include the following: (i) conducting a comprehensive inventory of the Company's internal systems, including non-information technology systems (e.g. switching, billing and other platforms and electrical systems) and any systems intended to be acquired by the Company, (ii) conducting a comprehensive review of the systems developed by the Company for customers either under development or within their warranty period and (iii) assessing and prioritizing any required remediation, and (iv) remediating any problems by modifying, or replacing where appropriate, non-compliant systems.

      In addition to assessing its own internal or externally supplied systems, the Company is making efforts to identify and remedy potential implications to the Company as a result of its suppliers' vulnerability to Year 2000 problems. There can be no assurance, however, that such problems will not have a material adverse effect on the Company.

      The Company expects to complete its Year 2000 compliance effort by June 30, 1999 and to have remedied all material Year 2000 problems of its own by the end of the year 1999. To date, the Company has identified that only a small part of its internal systems are non-Year 2000 compliant, and these, as stated, are in the process of being made compliant. With respect to systems developed by the Company for customers, the Company has reviewed all such systems which were delivered within the last three years and which remain under warranty, and no material Year 2000 problems have been identified to date.

      The Company has not incurred through September 30, 1998, and does not expect to incur, significant costs in its Year 2000 compatibility effort, except for the reallocation of manpower dedicated to this effort. Company quality-control personnel and certain executive staff are involved in this effort.

      Following the completion of the Company's Year 2000 assessment, the Company intends to determine the nature and extent of any contingency plans that appear to be required. Even if the Company's assessment is completed without identifying any additional materially non-compliant systems, there is no assurance that the Company will not experience a Year 2000 related systems failure. Any such failure could have a material adverse impact on the Company's operations and financial condition.

Impact of Inflation and Currency Fluctuations

      Approximately 70% of the Company's sales are denominated in dollars. The remaining portion is primarily denominated in New Israel Shekels ("NIS") that are linked to the dollar. These transaction amounts are linked to the dollar for the period between the date the transactions are entered into and the date they are effected and billed. Subsequent thereto, through the date of settlement, amounts are primarily unlinked. The majority of the Company's expenses in the nine months ended September 30, 1998 were in dollars or dollar-linked NIS and virtually all the remaining expenses were in NIS. The dollar cost of the Company's operations in Israel is influenced by the timing and extent of any increase in the rate of inflation in Israel over the rate of inflation in the United States that is not offset by the devaluation of the NIS in relation to the dollar. The Company believes that the rate of inflation in Israel has had a minor effect on its business to date. However, the Company's dollar costs in Israel will increase if inflation in Israel were to exceed the devaluation of the NIS against the dollar or if the timing of such devaluation lags behind inflation in Israel, as it occasionally has in the past.

      The Company does not engage in any hedging activities.

      As of September 30, 1998, virtually all of the Company's monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS, and the net amount of such monetary assets and liabilities was not material. In the event that in the future the Company has material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

PART II - Other information

Item 1: Legal Proceedings

      In October 1998 the Company settled the litigation with a former employee described at Part I, Item 3 of the Company's 1997 10-K. The settlement provided for the payment by the Company to the employee of $500,000 and the issuance to the employee of 50,000 shares of the Company's Common Stock. The Company had previously accrued approximately $290,000 in connection with the employee's resignation. The Company accrued an additional approximately $350,000 of other expenses in the third quarter of 1998 in connnection with the settlement of this action.

Item 4: Submission of Matters to a Vote of Security Holders

      None

Item 6: Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1 Certificate of Incorporation of the Registrant with amendments thereto (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-70482)).

3.2 By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-70482)).

3.3 Amendments to the By-laws of the Registrant adopted December 27, 1994 (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K dated January 10, 1995).

27.1  Financial Data Schedule

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.

                                        DATA SYSTEMS & SOFTWARE INC.

Dated: November 16, 1998

                                        By: /s/ Yacov Kaufman
                                            ------------------------------------
                                            Yacov Kaufman
                                            Chief Financial Officer