Form 10-K405
period 1998-12-31
DATA SYSTEMS & SOFTWARE INC
filed 1999-03-24
CIK 880984

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                            ------------------------

                         COMMISSION FILE NUMBER 0-19771
                            ------------------------

                          DATA SYSTEMS & SOFTWARE INC.

               (Exact name of registrant as specified in charter)

                  DELAWARE                                      22-2786081
       (State or other jurisdiction of             (I.R.S. employer identification no.)
       incorporation or organization)
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. /X/

    The aggregate market value of the common stock held by non-affiliates of the registrant at March 19, 1999 was approximately $14.1 million. The aggregate market value was calculated by using the closing price of the stock on that date on the Nasdaq National Market.

    Number of shares outstanding of the registrant's common stock, as of March 22, 1999: 7,433,278.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Certain sections of the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securirties Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I
Item 1     Business....................................................................          1
Item 2     Properties..................................................................         10
Item 3     Legal Proceedings...........................................................         11
Item 4     Submission of Matters to a Vote of Security Holders.........................         11
PART II
Item 5     Market for the Company's Common Equity and Related Stockholder Matters......         12
Item 6     Selected Financial Data.....................................................         12
Item 7     Management's Discussion and Analysis of Financial Condition and Results of           14
           Operations..................................................................
Item 7A    Quantitative and Qualitative Disclosures About Market Risk..................         22
Item 8     Financial Statements and Supplementary Data.................................         23
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial            23
           Disclosure..................................................................
PART III
Item 10    Directors and Executive Officers of the Company.............................         24
Item 11    Executive Compensation......................................................         24
Item 12    Security Ownership of Certain Beneficial Owners and Management..............         24
Item 13    Certain Relationships and Related Transactions..............................         24
PART IV
Item 14    Exhibits, Financial Statements Schedules and Reports on Form 8-K............         25

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Data Systems & Software Inc., a Delaware corporation ("DSSI"), through its subsidiaries and affiliates (collectively, the "Company"), (i) provides consulting and development services for computer software and systems, (ii) is an authorized dealer and a value-added-reseller ("VAR") of computer hardware,
(iii) develops and markets data communications solutions for utilities and (iv) through its Tower Semiconductor Ltd. affiliate ("Tower"), engages in the manufacture of semiconductors.

PRODUCTS AND SERVICES

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

    The Company provides consulting and development services to customers primarily by furnishing software and systems engineers, programmers and technicians who perform design and development activities, generally on the customer's premises. In these engagements, the Company's personnel generally work under the customer's direction, having no specific obligation for product delivery, and the customer pays the Company on a time and materials basis for the services provided. During 1996, 1997 and 1998, sales attributable to services provided on a time and materials basis were $12.2 million, $16.8 million and $15.3 million, respectively, accounting for approximately 36%, 42% and 44% of computer related sales for such years, respectively.

    In addition to performing services on a time and materials basis, the Company also undertakes work on a project basis with full responsibility for delivering a specific software or hardware/software solution to a customer's specifications or requirements. These projects generally are performed at fixed prices and the profit margins on these projects are primarily determined by the Company's success in controlling project costs. The Company accounts for these services on the percentage of completion method. Profits derived from such contracts may vary substantially as a result of various factors, including risk of loss due to underestimating costs, difficulties with new technologies and economic and other changes that may occur during the term of the contract. During 1996, 1997 and 1998 sales from fixed price contracts were $2.7 million, $2.8 million and $3.4 million respectively, accounting for approximately 8%, 7% and 9% of computer related revenues during these years, respectively.

    COMPUTER HARDWARE AND VAR SALES

    The Company, through its Databit subsidiary, sells and services PC-based computer hardware, software, data storage, client/server and networking solutions. Databit is an authorized direct seller, value-added reseller and an authorized service provider for equipment and software from such well-known industry leaders as Compaq, IBM, Microsoft, Hewlett-Packard, AST, Acer, Apple and Dell. Databit offers its customers a full range of systems integration services, including design, implementation, hardware and software selection, and network cabling and installation of local and wide area networks. Databit provides maintenance and service to customers under extended service agreements.

    DATA COMMUNICATIONS SOLUTIONS FOR UTILITIES

    Since 1992, through its PowerCom division, the Company has been designing, developing and marketing two-way interactive communications solutions which provide real-time remote automated meter reading ("AMR") and data management capabilities to utilities, energy service companies and industrial and commercial customers. PowerCom's electronic power supply management ("EPSM") system uses existing power lines to transmit the electricity consumption data of each meter to the utility's main computer. A comprehensive software package controls the system's operations and facilitates functions such as real-time load switching, peak demand control and detection of leakage and illegal use of electrical power. The Company believes that the EPSM provides a cost-effective solution for the AMR and data management needs of utilities in the international market. Through December 31, 1998 the Company had invested approximately $7.1 million (net of government and customer participation) on development and marketing of the EPSM.

    In January 1998, the Company's Comverge Technologies, Inc. subsidiary acquired certain assets and licensed intellectual property which had been utilized by Lucent Technologies, Inc. in Lucent's Customer Connection for Utilities (CCU). The CCU had been previously deployed by Lucent at Public Service Electric and Gas using a two-way cable TV system and at Duke Power using a cellular digital packet data (CDPD) network. Five employees involved in developing the CCU joined the Comverge team.

    The Company's communication systems are designed to allow customers to compete more effectively by enabling them to reduce costs, defer capital spending, increase sales revenues and improve service quality and scope. The Company has broadened its target markets beyond utility companies to include energy service providers, cooperatives, aggregators, municipals, large consumers of energy and telecommunications network service providers.

    Comverge is currently marketing the Comverge Distributed Connection. The Comverge Distributed Connection is a low-cost, rapidly installed, CDPD wireless meter-reading device which provides utilities and energy service companies with accurate, detailed information on patterns of energy consumption from geographically dispersed customers. The Comverge Distributed Connection designed to meet the needs of utilities that are implementing metering and data communications solutions for commercial and industrial customers. The system provides options for using CEBus protocol power line interfaces to hub multiple meters within a location and to enable cost-effective demand control reporting of real time energy prices and other value-added services. The Comverge system operates with electronic or pulse meters and interfaces to utility billing systems. The Company believes that the system's use of CDPD technology provides significant economic advantages over competing solutions for the commercial and industrial market which utilize analog cellular or "plain old telephone" (POTS) solutions.

    The Company believes that its prior experience in the development, manufacture, marketing and sales of energy management systems internationally, together with the recently acquired assets and licensed technology, will permit the Company to take advantage of market and product synergies, expand its US market and exploit the data communications and energy management needs of the global utilities markets which are rapidly undergoing deregulation.

    INTERNET ACTIVITIES

    The Company's Cinnetic division is engaged in a number of Internet related activities. Cinnetic offers web hosting for business customers and provides dedicated Internet access to business customers in greater Cincinnati, Ohio. In addition, Cinnetic has developed and maintains PLACEUM.COM, an up to date international resume database of experienced information systems professionals, which it provides to professional recruiters and employers on a subscription basis. These operations began in 1998 and have contributed as yet insubstantial revenues to the Company.

    Starting in January 1999, Cinnetic was approved by Netscape-Registered Trademark- as a member of the Premier Netscape Solution Expert program. As a Netscape Premier partner the Company will work closely with the Netscape direct sales force to provide top-level enterprise software and services solutions to customers, including Netscape's popular CommerceXpert e-commerce suite, and Application Server products.

    DISCONTINUED ACTIVITIES

    In April 1998, the Company sold the assets of its PHD help desk software segment. The multimedia entertainment software segment, which consisted of the Company's Cybrcard entertainment products, suspended operating activity in the first quarter of 1998.

    SALES BY ACTIVITY

    The following table shows, for the years indicated, the dollar amount and the percentage of the sales attributable to each of the activities of the Company's operations, excluding the activities of Tower. Sales attributable to the multimedia entertainment activity (which has suspended operations) and certain miscellaneous computer related activities have been included within the total sales amounts shown for consulting and development services. The Company's help desk software operation was sold in April 1998.

                                                                               YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------------
                                                                   1996                  1997                  1998
                                                           --------------------  --------------------  --------------------

                                                            AMOUNT        %       AMOUNT        %       AMOUNT        %
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                                                (DOLLARS IN THOUSANDS)
Consulting and development services......................  $  19,783        59%  $  20,573        52%  $  19,764        53%
Computer hardware and VAR sales..........................     12,285        36%     15,170        38%     16,374        44%
Data communications solutions for utilities..............         --         --         --         --        212         1%
Help desk software.......................................      1,802         5%      3,842        10%        785         2%
                                                           ---------  ---------  ---------  ---------  ---------  ---------
Total computer related operations........................  $  33,870       100%  $  39,585       100%  $  37,135       100%
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------  ---------

CUSTOMERS AND MARKETS

    The Company commenced its computer related operations in Israel in 1986 and Israel historically was the primary area of its operations. Due primarily to significant growth of the United States subsidiaries, the percentages of revenue from the activities of the United States subsidiaries grew to 64% of these revenues in 1997. However, due primarily to decreased United States consulting activities, the percentage of revenues from activities of the United States subsidiaries decreased to 58% in 1998.

    The Company's computer hardware and VAR sales commenced in 1992, accounting for 36% of computer related operations sales in 1996, increasing by approximately 33% to 44% of these sales in 1998. The Company's two largest customers (Montefiore Medical Center and Shearman & Sterling, a large national law firm) accounted for approximately 11% and 12% and 12% and 16% of computer related sales in 1997 and 1998, respectively.

    The Company's customers include major high technology companies, Fortune 500 companies and other leading industrial and service companies, in Israel and the United States.

    BACKLOG

    The Company's backlog of work to be completed was approximately $2.1 million as of January 1, 1999, compared to $1.7 million as of January 1, 1998. The Company estimates that virtually all of the backlog will be performed in 1999.

    Customer orders requesting services on a time and materials basis are generally cancelable on a minimum of 30 days advance notice. Fixed price projects are often subject to termination for convenience without substantial penalty and, accordingly, there can be no assurance as to the actual sales to be generated from these contracts. In light of the above, the Company does not consider backlog to be a meaningful measure of operations.

    COMPETITION

    In its computer consulting and development services segment, the Company faces competition from numerous other competitors, both large and small, operating in the Israeli and United States markets, some with substantially greater financial and marketing resources. The Company believes that its wide range of experience and long-term relationships with large corporations in the United States and Israel enhance the Company's position with respect to obtaining future business. For a discussion of factors relating to competition in the other activities, see "Item 1. Business--Factors Which May Affect Future Results--General Factors--Competition."

PROPRIETARY RIGHTS

    Certain products that the Company has developed and is developing, incorporate or are derived from intellectual property owned by third parties. A license from, the consent of, or a joint development and marketing agreement with, such third parties may be required in order to continue to develop and market such products and there can be no assurance that any such arrangements can be made on commercially reasonable terms.

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

    For further discussion of issues relating to proprietary rights to the operation of the Company, see "Item 1. Business--Factors Which May Affect Future Results--General Factors--Dependence on Intellectual Property of Third Parties."

TOWER SEMICONDUCTOR LTD.

    INTRODUCTION

    Through the end of 1996, the Company fully consolidated the operations of Tower Semiconductor Ltd., with Tower's sales having represented approximately 74% of the Company's consolidated sales in 1996. Although the Company retains effective control of Tower, due to changes in the Company's voting control in Tower, the balance sheets since December 31, 1996 do not include Tower balances. Commencing with 1997, the Company accounts for its interest in Tower's results using the equity method, including its pro-rata share of Tower's net income
(loss) as equity income (loss) in affiliates.

    Tower is an independent "foundry" manufacturer of semiconductor integrated circuits ("ICs") on silicon wafers and provider of related design and turnkey services. As a foundry, Tower manufactures wafers using its advanced process technologies, production capability and the proprietary IC designs of its customers. ICs manufactured by Tower are incorporated into a wide range of products in diverse markets, including computer and office equipment, communication products and consumer electronics.

    Semiconductors are the foundation of modern electronic equipment and systems, constituting critical components for a wide range of products, including computers, office equipment, communication equipment and defense, aerospace, transportation and consumer electronics. A semiconductor may be either a discrete device, such as an individual transistor, or an IC in which a number of transistors and other elements are combined to form a more complex circuit. A wide variety of semiconductor products currently are in use, ranging from commodity products (such as DRAM, SRAM, EPROM, Flash and other commodity memories) to more differentiated products (such as microprocessors, ASICs and numerous digital, analog, embedded memory and mixed-signal ICs).

    SERVICES

    Tower manufactures ICs on silicon wafers based upon proprietary designs provided by its customers, using process technologies developed internally by Tower or licensed from customers or others. Tower specializes in the manufacture of differentiated IC products, which generally require greater process flexibility and customization than commodity products. Recently, however, Tower has also begun to manufacture commodity products. The end-product manufactured by Tower is a silicon wafer containing multiple ICs.

    In 1998, Tower continued to implement its strategy to develop and provide customers with new specialized proprietary process technologies and value-added services, particularly in certain niche markets, such as nonvolatile memories ("NVMs") and CMOS image sensor markets. In cooperation with certain customers and strategic partners, Tower has developed or is in the process of developing a variety of advanced process technologies, involving EPROM, Flash, mixed-signal and CMOS image sensor devices. These processes include the Company's specialized MICROFLASH-TM- process based on the breakthrough Flash technology of Saifun Semiconductor Ltd., which is currently under development and is expected to be introduced to production in 1999.

    CUSTOMERS AND MARKETS

    At the time of its organization, Tower's only customer was National Semiconductor Corporation. While Tower has since succeeded in adding new customers, Tower remains dependent on a small number of customers for virtually all of its business. In 1998, approximately 75% of Tower's sales were attributable to two large customers, National and Motorola.

    During 1998, Tower manufactured over 200 sophisticated semiconductor products that are used by its customers (or end users) in a wide variety of applications. These applications include personal computer products and peripherals (such as microprocessors, local area networks and super I/O devices), communications products (such as pagers), office automation products (such as facsimile machines, answering machines and advanced printers), cellular products (such as cellular telephones) and consumer products (such as televisions and multimedia products). The number of products that Tower manufactures will be determined by customer orders.

    Following a market downturn in 1996, growth for the foundry industry has been flat primarily as a result of massive price reductions, offset by continued increases in wafer consumption in the end markets. The situation in the marketplace remains uncertain and there can be no assurance that Tower's facility will operate at the level necessary for profitability. In addition, Tower continues to see downward pressure on prices from both competitors and customers. See "Item 1. Business--Factors Which May Affect Future Results--Factors Related to Tower--Reliance on Principal Customers; Need to Expand Customer Base" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    PROCESS TECHNOLOGY

    The semiconductor industry is characterized by rapid changes in both product and manufacturing process technology. As a result, Tower's profitability will depend on its ability to successfully develop and introduce to production advanced process technologies which meet its customers' needs. Tower's manufacturing technologies currently include 1.0 micron, 0.8 micron, 0.6 micron, 0.5 micron and 0.35 micron CMOS (complementary metal oxide silicon) process technologies, with one to three levels of metal and single or double poly, for standard logic, mixed signal, EPROM and image sensor products. Tower is currently working on the development of numerous process technologies ranging from 0.35 to 0.8 microns, including Flash, low voltage EPROM, CMOS image sensors and mixed signal applications. Tower expects to introduce most of these technologies into production in 1999, although there can be no assurance of this.

    The development and introduction to production of advanced technologies is a complex process, the success of which is dependent on many factors, some of which may be beyond Tower's control. Tower has in the past experienced unforeseen delays and, therefore, cannot predict when or if the development and introduction to production of its new processes will be successfully completed. Tower's failure to develop and introduce new process technologies successfully and in a timely manner would have a material adverse effect on Tower's business and financial condition of the Company. See "Item 1. Description of Business-- Factors That May Influence Future Results--Factors Related to Tower--Need to Advance Process Technology."

    MANUFACTURING FACILITY

    Due to the sensitivity and complexity of the semiconductor manufacturing process, a semiconductor manufacturing facility requires a special clean room in which most of the manufacturing functions are performed. Tower's manufacturing facility includes an approximately 51,500 square foot clean room. Tower does not currently intend to significantly increase the overall capacity of its facility. Tower intends, however, to continue to make significant expenditures during 1999 to fund its process technology advancement program and to purchase equipment to increase Tower's capacity to manufacture wafers using more advanced processes, including those currently under development by Tower.

    COMPETITION

    The semiconductor foundry industry is highly competitive. Tower competes with other dedicated foundries and with integrated semiconductor companies and end-product manufacturers that produce ICs for their own use and/or allocate a portion of their manufacturing capacity to foundry operations. Many of Tower's competitors have greater manufacturing capacity, more advanced technological capabilities, a more diverse and established customer base, and greater financial, marketing, distribution and other resources than Tower. In addition, some competitors of Tower may have lower labor costs. Tower competes primarily by seeking to offer customers competitive pricing, shorter delivery times and time to market, and a high level of service and process customization.

INVESTMENTS

    MOFET VENTURE CAPITAL FUND

    The Company, together with other investors, established Mofet Israel Technology Fund ("Mofet Fund"), an Israeli public investment company formed for the purpose of investing in the securities of high technology companies and projects in Israel. Through two public offerings of its shares, options and convertible debentures on the Tel Aviv Stock Exchange, and subsequent exercise of options, Mofet Fund has raised aggregate net proceeds of approximately $26.1 million. As of December 31, 1998, the Company owned approximately 4% of the equity of Mofet Fund. Due to the Company's intention to dispose of its Mofet Fund shares in 1999, the investment in Mofet Fund is being accounted for at fair market value, which at December 31, 1998 exceeded its cost investment by approximately $110,000.

    Mofet Fund is managed by Mofet Risk Capital Fund Management (1992) Ltd. ("Mofet Management") pursuant to a management agreement expiring January 2000. Mofet Fund has agreed to pay Mofet

Management a management fee equal to 4% per annum of the amounts invested in the Fund (excluding profits). The Company accounts for its investment in Mofet Management on the equity method.

    MOBILE INFORMATION SYSTEMS LTD.

    In March 1994, the Company acquired a 50% interest in Mobile Information Systems Ltd. ("MIS"), a joint venture of the Company and Geotek Communications, Inc. ("Geotek"). The Company accounted for its investment in MIS on the equity method. In 1996 the Company sold its shares in MIS to Geotek in exchange for a $2 million unsecured note bearing interest at 8.25% per annum, payable July 1, 1998. The Company recorded a gain in 1996 of approximately $1.7 million in connection with the sale. In February 1998, the Company signed an agreement with Geotek, modifying the note to permit its conversion into shares of Geotek common stock. In April 1998, the Company converted the note receivable into shares of common stock of Geotek. The delivery of these shares represented payment of approximately $1.7 million of the approximately $2.3 million principal of and accrued interest on the note. These shares were subsequently sold by the Company for approximately $1.9 million. In June 1998, Geotek filed for protection under Chapter 11 of the Bankruptcy Act. The Company, in the second quarter of 1998, established an allowance for doubtful accounts equal to approximately $610,000, which represented the remaining amount then outstanding on the note. The expense resulting from this allowance was partially offset in the second quarter of 1998 by the profit from the sale of the common stock of approximately $192,000.

EMPLOYEES

    At December 31, 1998, the Company employed a total of 299 people, including 228 persons in engineering and technical support (approximately one-half with advanced degrees in computer and electronic engineering), 17 in marketing and sales, and 54 in management, administration and finance. At December 31, 1998, Tower had a total of 652 employees.

    The Company considers its relationship with its employees to be satisfactory.

    There are no collective bargaining agreements between the Company and any of its employees. However, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists Association) are applicable to the Company's Israeli employees by order of the Israeli Ministry of Labor. These provisions concern mainly the length of the work day, minimum daily wages, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. The Company generally provides its Israeli employees with benefits and working conditions beyond the required minimums. Israeli law generally requires severance pay upon the retirement or death of an employee or termination of employment without due cause. Furthermore, Israeli employees and employers are required to pay specified amounts to the National Insurance Institute, which administers Israel's social security programs. The payments to the National Insurance Institute include health tax and are approximately 17% of wages (up to a specified amount), of which the employee contributes approximately 60% and the employer approximately 40%.

RESEARCH AND DEVELOPMENT (R&D)

    For information on R&D costs, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 9 to the Consolidated Financial Statements appearing elsewhere in this Report.

SEGMENT INFORMATION

    For additional financial information regarding the Company's operating segments, foreign and domestic operations and export sales, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 19 to the Consolidated Financial Statements appearing elsewhere in this Report.

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

    GENERAL FACTORS

    NEED FOR ADDITIONAL CAPITAL. Although the Company believes that it has sufficient liquidity to fund its ongoing corporate activities, the Company will require additional financing to continue the activities of its data communications solutions for utilities segment. If the Company is unable to obtain such financing on commercially reasonable terms, it may have to discontinue or curtail the activities of this segment. There can be no assurance that the Company will obtain the resources needed to adequately finance the product development and marketing efforts of its data communications solutions segment.

    RAPID TECHNOLOGICAL CHANGE; NEED FOR CONTINUED PRODUCT DEVELOPMENT. The technologies related to the Company's data communications solutions for utilities are subject to rapid change. There can be no assurance that the Company will have the resources to invest in the continued product development required to keep pace with changing technologies or that such product development efforts will be successful.

    COMPETITION. In its computer consulting and development services segment, the Company faces competition from numerous other competitors, both large and small, operating in the Israeli and United States markets, some with substantially greater financial and marketing resources.

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

    The global market for data communications solutions for utilities is highly competitive. The Company believes that the principal competitive factors affecting its ability to compete in this market are its products' technological capabilities, design features and functionality, price, reliability, ease of installation and scalability. While the Company believes that its products offer competitive advantages in these areas, many of its competitors currently have (or may have) substantially greater financial, marketing, technical or manufacturing resources and name recognition than the Company. There can therefore be no assurance that the Company will be able to successfully compete against current or future competitors in this market.

    DEPENDENCE ON INTELLECTUAL PROPERTY OF THIRD PARTIES. Certain of the Company's activities are dependent upon intellectual property owned by third parties. For example, some of the Company's data communications solutions utilize intellectual property licensed from Lucent Technologies. While the Company believes it is in continuing compliance with these licensing agreements and that the licensing agreements adequately protect the Company's rights to integrate such intellectual property into its products, failure to maintain such licenses could have a material adverse effect on the business and prospects of the Company.

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

    IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS. A majority of the Company's sales are made in dollars or in New Israeli Shekels ("NIS") linked to the dollar. The dollar cost of the Company's operations in Israel is affected adversely by the devaluation of the NIS in relation to the dollar.

    As of December 31, 1998, the net amount of the Company's monetary assets that were not denominated in dollars or in NIS linked to the dollar was not material. In the event that in the future the Company has material net monetary assets that are not denominated in dollar-linked NIS, such net assets would be subject to the risk of currency fluctuations.

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

    FACTORS RELATED TO TOWER

    The Company's equity interest in Tower subjects it to certain risks related to Tower's business and the semiconductor industry, generally. These risks include the following.

    DEPENDENCE ON PRINCIPAL CUSTOMERS; NEED TO EXPAND CUSTOMER BASE. Tower currently has a limited number of customers and is dependent on two principal customers. If one of these principal customers were to reduce its orders, and Tower were to be unsuccessful in selling to new or existing customers the capacity that becomes available as a result thereof, Tower's business and financial condition would be materially adversely effected.

    RISK OF OPERATING BELOW FULL CAPACITY; RISK OF CONTINUED OPERATING
LOSSES. Fixed costs represent a substantial portion of the total operating costs of a semiconductor manufacturing operation. As a result, any failure by Tower to operate at or near full capacity, whether due to mechanical failure, lack of orders, fire or natural disaster, or otherwise, could result in losses or diminished profitability. Tower is currently operating significantly below full capacity, operated at a loss throughout 1998 and is expecting to operate at a loss in 1999. There can be no assurance that utilization of Tower's capacity will improve to the level required for profitable operations.

    NEED TO ADVANCE PROCESS TECHNOLOGY. The semiconductor industry is characterized by rapid changes in both product and manufacturing process technology. As a result, Tower's profitability will depend on its ability to successfully develop and introduce to production advanced process technologies which meet its customers' needs. The failure by Tower to develop and introduce new process technologies successfully and in a timely manner would have a material adverse effect on Tower's earnings and financial condition.

    RISK OF SEMICONDUCTOR PROCESS YIELD PROBLEMS. The process technology for the manufacture of semiconductor products is highly complex and sensitive to dust and other contaminants. Minor impurities or difficulties in the production process or defects in the masks used to manufacture a particular device can cause a percentage of the wafers to be rejected or individual ICs on specific wafers to be non-functional, and result in reduced manufacturing yields. Despite extensive quality control and testing programs, Tower in the past has experienced lower than expected production yields, which have delayed product shipments and reduced profits. There can be no assurance that Tower will not experience lower than anticipated production yields in the future, which could have a material adverse effect on Tower's business and financial condition.

    RISKS RELATING TO ISRAELI GOVERNMENT PROGRAMS. Virtually all of Tower's existing facilities and programs, including Tower's current $240 million investment program and the investment program which was substantially completed in 1995, have been granted "Approved Enterprise" status, qualifying Tower for certain grants and tax benefits from the Government of Israel. To remain eligible for these grants and tax benefits, Tower must continue to meet certain conditions, including making certain specified investments in fixed assets. Tower's certificate of approval for its current Approved Enterprise program, as extended, requires, among other things, that all investments under the program be completed by the end of 2000. There can be no assurance that such grants and tax benefits will be continued in the future at their current levels or at all.

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

    As a result of the current downturn in the semiconductor market, the Company is facing increased competition from other foundries, from its customers' internal manufacturing capacity and from other semiconductor manufacturers who have underutilized capacity. Since the end of 1996, Tower has experienced increased pressure to reduce prices due to reductions in prices by its competitors, including the excess internal capacity of certain customers. As a result, Tower has had to reduce prices. In some cases these price reductions have resulting in wafer sales prices at or near the variable cost of producing the wafer. In addition, due to the trend in the semiconductor industry toward sub-quarter micron process geometries, Tower faces increasing competitive pressure from foundries that have the capacity to manufacture products below
0.35 and 0.25 microns.

ITEM 2. PROPERTIES

    The Company's corporate headquarters (as well as the principal office for its United States operations representing all of its reportable segments) are located in Mahwah, New Jersey in approximately 5,000 square feet of office space, under a lease, which expires in September 2000. The rent for these premises currently is $74,000 per annum. The Company also rents offices in New York City of approximately 3,500 square feet, under a lease which expires in August 2000, at a current rent of $75,000 per annum, and of approximately 8,300 square feet in Florham Park, New Jersey used solely in the U.S. data communications solutions segment, at an annual rent of $126,000, which expires January 2003.

    The facilities of the Company's Decision Systems Israel Ltd. subsidiary ("DSI Israel") are located in Givat Shmuel in the Tel Aviv area in approximately 23,900 square feet of office space, under a lease, which expires in April 2000. The annual rent is currently approximately $325,000. These facilities are used for the Company's Israeli operations in the computer consulting and development services segment and the data communications solutions for utilities segment.

ITEM 3. LEGAL PROCEEDINGS

    Between June and September 1996, several suits were filed in the United States on behalf of a purported class of Tower's shareholders against Tower, its Co-Chief Executive Officers, its Chairman of the Board of Directors (who is also the Chairman of the Board of the Company), and the Company. The consolidated complaint filed in the action alleges on behalf of the class that the defendants made misstatements and omissions regarding (i) the relationship between Tower and a major customer and (ii) Tower's process development efforts in connection therewith, in violation of certain US federal securities laws.

    In January 1999, Tower and the other defendants in the action entered into a stipulation settling the action for $16,275,000, all of will be covered by insurance policies covering Tower and the other defendants. Tower and the other defendants have denied any wrongdoing in connection with the action. Tower will incur certain costs associated with the defense of the action, which costs are not expected to materially exceed amounts previously accrued by Tower in connection with the action. The settlement is subject to court approval.

    Tower has recently been separately approached by two parties alleging that Tower is infringing on certain semiconductor production patents owned by such parties and requesting that Tower enter into negotiations for a royalty-bearing license for the use of the technology covered by such patents. Tower is presently assessing these allegations and is engaged in discussions to determine whether there is any merit to their claims. In addition, Tower is assessing if and to what extent Tower may be able to seek indemnification from third parties for all or part of any royalties or other amounts which may be paid or payable by Tower in connection with these claims. Tower and the Company are unable to determine at this time with any certainty the ultimate outcome of the aforementioned matter or its effect, if any, on Tower's and the Company's financial condition, operating results and business.

    The Company is not involved in any other legal proceedings that management believes, individually or in the aggregate, will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market System (NASDAQ/NNM) under the symbol "DSSI." The following table sets forth, for the periods indicated, the high and low reported sales prices per share of the Common Stock on the Nasdaq Stock Market.

                                                                                                      HIGH        LOW
                                                                                                     -------    -------
1997:
First Quarter.......................................................................................   6 1/16     4 3/8
Second Quarter......................................................................................   6 1/8      4 5/8
Third Quarter.......................................................................................   7 3/16     4 13/16
Fourth Quarter......................................................................................   7 1/16     3 3/4
1998:
First Quarter.......................................................................................   5 3/4      4
Second Quarter......................................................................................   6 1/2      4 1/8
Third Quarter.......................................................................................   5          2 5/16
Fourth Quarter......................................................................................   3 1/8      1 13/16

    As of March 22, 1999 there were approximately 86 record holders of the Common Stock. The Company estimates that there are approximately 2,600 beneficial owners of the Common Stock.

    The Company paid no dividends in 1997 or 1998.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected statement of operations data for the years ended December 31, 1997 and 1998 and balance sheet data as of December 31, 1997 and 1998 have been derived from the consolidated financial statements of the Company included elsewhere in this Annual Report which have been audited by Deloitte & Touche LLP (a member of Deloitte Touche Tohmatsu International), independent auditors. The following selected statement of operations data for the year ended December 31, 1996 has been derived from the financial statements of the Company appearing elsewhere in this Annual Report which have been audited by Brightman Bar Levav & Co. (a member of Deloitte Touche Tohmatsu International), independent auditors. The selected statements of operations data for the years ended December 31, 1994 and 1995 and balance sheet data as of December 31, 1994, 1995 and 1996 are derived from audited financial statements not included herein.

    This data is qualified in its entirety by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements (including the notes thereto) and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The balance sheet data as of December 31, 1996, 1997 and 1998 and the statement of operations data for the years ended December 31, 1997 and 1998 reflect the Company's interest in Tower as an investment on the equity method, not otherwise including Tower's balances or results of operations. Such data may, therefore, not be directly comparable with that presented for prior periods.

STATEMENT OF OPERATIONS DATA:

                                                                        YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1994        1995        1996        1997        1998
                                                       ----------  ----------  ----------  ----------  ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales................................................  $   79,711  $  129,823  $  131,755  $   39,996  $   37,495
Cost of sales........................................      58,527      90,839     102,094      32,437      29,175
                                                       ----------  ----------  ----------  ----------  ----------
    Gross profit.....................................      21,184      38,984      29,661       7,559       8,320
Research & development expenses, net.................       4,126       4,375       5,611       1,335       1,605
Selling, general and administrative expenses.........      10,602      15,926      18,635      18,859      14,303
                                                       ----------  ----------  ----------  ----------  ----------
    Operating income (loss)..........................       6,456      18,683       5,415     (12,635)     (7,588)
Interest income......................................       1,313       5,188       5,321         478         147
Interest expense.....................................      (1,532)     (2,434)     (2,218)       (225)       (360)
Gain on changes in ownership interests in
  subsidiaries.......................................      14,755      26,339          --          --          --
Gain on sale of division.............................          --          --          --          --       5,998(1)
Loss accrual for bank guarantees.....................          --          --          --          --      (1,135)(2)
Unrealized loss from writedown of investment.........          --          --          --          --      (6,103)(3)
Other income (loss), net.............................        (147)          5         609        (111)       (889)
                                                       ----------  ----------  ----------  ----------  ----------
    Income (loss) before taxes.......................      20,845      47,781       9,127     (12,493)     (9,930)
Income taxes.........................................       1,632       4,837       2,141       3,507          35
                                                       ----------  ----------  ----------  ----------  ----------
    Income (loss) after taxes........................      19,213      42,944       6,986     (16,000)     (9,965)
Minority interests...................................     (10,143)    (25,026)     (7,699)        676         929
Equity (loss) in affiliates..........................        (227)       (169)     (1,767)      4,880      (3,908)
                                                       ----------  ----------  ----------  ----------  ----------
    Net income (loss)................................  $    8,843  $   17,749  $   (2,480) $  (10,444) $  (12,944)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Earnings (loss) per share............................  $     1.31  $     2.43  $    (0.34) $    (1.42) $    (1.75)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Weighted average number of shares....................       6,728       7,307       7,369       7,369       7,391
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

BALANCE SHEET DATA:

                                                                           AS OF DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1994        1995        1996        1997        1998
                                                       ----------  ----------  ----------  ----------  ----------
                                                                             (IN THOUSANDS)
Working capital......................................  $   63,895  $  141,850  $   13,676  $    7,201  $    5,719
Total assets.........................................     127,533     271,631      97,818      92,366      73,244
Short-term debt, including current maturities of
  long-term debt.....................................       3,821      16,371       2,124       3,709         974
Long-term debt, net of current maturities............      12,485      22,499         331         481         687
Minority interests...................................      42,327     128,959      28,407      29,094      25,560
Total shareholders' equity...........................      44,937      64,779      62,556      52,308      39,418

------------------------

(1) Gain from the sale of the assets of the help desk segment in April 1998.

(2) Loss from the accrual of loss contingencies in 1998 in connection with guarantees given by the Company on behalf of an affiliate and former subsidiary of the Company.

(3) Unrealized loss from the writedown of the Company's investment in Tower to reflect market value of Tower's shares at December 31, 1998.

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

    During 1998, the Company operated in five reportable segments: computer consulting and development services, VAR computer hardware, data communication solutions for utilities, help desk software and multimedia entertainment software. The assets of the help desk software segment, which provided solutions for the computer help desk market, were sold in April 1998. The multimedia entertainment software segment suspended operating activity in the first quarter of 1998.

    COMPUTER CONSULTING SERVICES AND SYSTEMS

    The computer consulting services and systems segment commenced operations in Israel in 1986; U.S. operations commenced in 1991. While Israel has historically been the primary area of the segment's operations, the United States operations had been steadily increasing. However, due to increased competition and lower prices and profit margins, revenue from and the profits of the United States operations of the segment decreased in 1998. Gross profit margins in the Israeli operations continue to experience downward pressure due to increased labor costs resulting from the relative shortage of qualified programmers and engineers and there can be no assurance that the competitive market place for qualified engineers will not continue to affect margins in 1999 and future periods.

    VAR COMPUTER HARDWARE

    The Company, through its Databit subsidiary, sells and services comprehensive PC-based computer hardware/software/networking solutions. This segment has shown steady growth in both revenue and profit. However, the industry has been experiencing increasing pressure on prices and increased competition from the direct sales efforts of the major equipment vendors. There is no assurance that the Company will not be adversely affected by these developments.

    DATA COMMUNICATIONS SOLUTIONS FOR UTILITIES

    Since 1992, through the PowerCom division of the Company's Decision Systems Israel subsidiary, the Company has been designing, developing and marketing two-way interactive communications solutions which provide real-time remote automated meter reading and data management capabilities to utilities, energy service companies and industrial and commercial customers. In January 1998, the Company acquired certain assets and licensed intellectual property from Lucent Technologies, Inc. This technology is being used by the Company's Comverge Technologies subsidiary, which is marketing the Comverge Distributed Connection to customers in the U.S.

TOWER SEMICONDUCTOR LTD.

    In addition to its operating segments, the Company through its equity investment in Tower, is engaged in the manufacture of semiconductor products. Through the end of 1996, the Company fully consolidated the operations of Tower. Although the Company retains effective control of Tower, due to changes in the Company's voting control in Tower, commencing in 1997 the Company has accounted for its interest in Tower's results using the equity method, including its pro rata share of Tower's net income (loss) as equity (loss) in affiliates.

    Tower is an independent foundry manufacturer of semiconductor ICs on silicon wafers and provider of related design and other services. As a foundry, Tower manufactures wafers using its advanced production capability and the proprietary IC designs of its customers. Products manufactured by Tower are incorporated into a wide range of products in diverse markets, including computer and office equipment, communication products and consumer electronics.

    Tower commenced operations as an independent business in March 1993, when it acquired its manufacturing facility from National Semiconductor Corporation. From the time of its organization through the end of 1995, Tower increased its sales and profitability by (i) expanding its customer base, (ii)expanding its manufacturing capacity through installation of new equipment, improvement of equipment utilization, reduction of cycle time and streamlining of the manufacturing process, (iii) reducing costs through improvement of equipment, process yields and operational efficiencies and realization of economies of scale, and (iv) advancing its process technology. This allowed Tower to improve its gross profit and operating margins from commencement of operations through the end of 1995.

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

    Beginning in the fourth quarter of 1997 and continuing through 1998, Tower experienced reduced orders resulting in underutilization of capacity. Tower believes that the reduced order levels reflect the conditions in the market for semiconductor products. Tower also continues to see downward pressure on prices from both current and potential customers. Tower expects such overcapacity to continue into 1999. Due to the preceding and the continued trading of the Tower stock at substantially below its carrying cost, the Company recorded a writedown of approximately $6.1 million with respect to its Tower investment.

    As a result of conditions in the market, Tower does not currently intend to increase significantly the overall capacity of its facility in 1999. Tower intends, however, to continue to make expenditures during 1999 as part of its ongoing process technology advancement.

RESULTS OF OPERATIONS

    The following table sets forth selected statement of operations items as a percentage of total sales of the Company.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------------
                                                                     1994       1995       1996       1997       1998
                                                                   ---------  ---------  ---------  ---------  ---------
Sales............................................................      100.0%     100.0%     100.0%     100.0%     100.0%
Cost of sales....................................................       73.4       70.0       77.5       81.1       77.8
                                                                   ---------  ---------  ---------  ---------  ---------
    Gross profit.................................................       26.6       30.0       22.5       18.9       22.2
Research and development expenses, net...........................        5.2        3.4        4.3        3.3        4.3
Selling, general and administrative expenses.....................       13.3       12.3       14.1       47.2       38.1
                                                                   ---------  ---------  ---------  ---------  ---------
    Operating income (loss)......................................        8.1       14.3        4.1      (31.6)     (20.2)
Financial income (expenses), net.................................       (0.3)       2.1        2.4        0.6       (0.6)
Gain on changes in ownership interests in subsidiary.............       18.5       20.3         --         --         --
Gain on sale of division.........................................         --         --         --         --       16.0
Loss accrual for bank guarantees.................................         --         --         --         --       (3.0)
Unrealized loss from writedown of investment.....................         --         --         --         --      (16.3)
Other income (loss), net.........................................       (0.2)        --        0.4       (0.2)      (2.4)
                                                                   ---------  ---------  ---------  ---------  ---------
  Income (loss) before income taxes..............................       26.1       36.8        6.9      (31.2)     (26.5)
Income taxes.....................................................        2.0        3.7        1.6        8.8        0.1
                                                                   ---------  ---------  ---------  ---------  ---------
  Income (loss) after income taxes...............................       24.1       33.1        5.3      (40.0)     (26.6)
Minority interests...............................................      (12.7)     (19.3)      (5.9)       1.7        2.5
Equity (loss) in affiliates......................................       (0.3)      (0.1)      (1.3)      12.2      (10.4)
                                                                   ---------  ---------  ---------  ---------  ---------
Net income (loss)................................................       11.1%      13.7%      (1.9%)     (26.1%)     (34.5%)
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------

    Due to changes in the Company's voting control in Tower, commencing in 1997, the Company accounted for its interest in Tower's results using the equity method including its pro rata share of Tower's net income (loss) as equity
(loss) in affiliates. The Company therefore believes that the statement of operations for the years ended December 31, 1997, and 1998 are not comparable with those of prior years.

    The following table sets forth certain information with respect to revenues and profits of the Company's five reportable business segments for the year ended December 31, 1998, including the percentages of such aspects attributable to the segment. The column marked "Other" aggregates information relating to miscellaneous operating segments which may be combined for reporting under applicable accounting principles.

                                 COMPUTER        VAR            DATA                        MULTIMEDIA
                                CONSULTING    COMPUTER     COMMUNICATIONS     HELP DESK    ENTERTAINMENT
                                 SERVICES     HARDWARE      FOR UTILITIES     SOFTWARE       SOFTWARE        OTHER    TOTAL(*)
                               ------------  -----------  -----------------  -----------  ---------------  ---------  ---------
                                                                        (IN THOUSANDS)
Year ended December 31, 1998:
Revenues from external
  customers..................   $   18,640    $  16,374       $     212       $     785      $     152     $     972  $  37,135
Percentage of total revenues
  from external customers              50%          44%              1%              2%             --            3%       100%
Segment profit...............   $    5,742    $   1,514       $  (3,428)      $  (1,352)     $    (663)    $    (294) $   1,519

------------------------

(*) The Company's consolidated sales for 1998 included $360,000 in management fees received from Tower. See Note 19 to the consolidated financial statements included elsewhere in this Report for reconciliations to the Company's consolidated financial information.

YEARS ENDED DECEMBER 31, 1998 AND 1997

    SALES. The decrease in sales for the year ended December 31, 1998, as compared to the year ended December 31, 1997, was primarily due to the sale of the Company's PHD help desk division in the beginning of the second quarter of 1998, as well as decreased consulting services in the United States, partially offset by increased computer hardware VAR sales and increased sales of consulting services in Israel in the first three quarters of 1998.

    GROSS PROFIT. The increase in gross profits for the year ended December 31, 1998, as compared to the year ended December 31, 1997, was primarily due to (i) a non-recurring writedown of previously deferred production expenses related to the Company's Cybrcard product in the first quarter of 1997, (ii) improved computer hardware VAR sales and margins in the first three quarters of 1998 and
(iii) increased gross profits and margins on sales of consulting services in Israel during that same period, partially offset by a decrease due to the sale of PHD. Gross profit margins in the computer consulting services and systems segment experienced downward pressure due to increased labor costs resulting from the relative shortage of qualified programmers and engineers.

    RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). The increase in R&D for the year ended December 31, 1998 as compared to the year ended December 31, 1997, was due to increased EPSM product development expenses, as a result of accelerated development costs in related to full-scale release of the product.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The decrease in SG&A for the year ended December 31, 1998, as compared to the year ended December 31, 1997, was primarily due to the sale of PHD and reduced Cybrcard activity, partially offset by (i) increased marketing activity related to the Company's data communications solutions for utilities, (ii) increased marketing and administrative activities related to its newly established Cinnetic division and
(iii) non-recurring administrative expenses related to the severance obligations to an executive officer who resigned at the end of 1998.

    OPERATING LOSS. The decrease in the operating loss for the year ended December 31, 1998, as compared to the year ended December 31, 1997, was primarily attributable to the aforementioned decrease in SG&A and increase in gross profits, partially offset by the increase in R&D.

    GAIN ON SALE OF DIVISION. The Company recognized a gain from the sale of the Company's PHD division in the second quarter of 1998.

    UNREALIZED LOSS FROM WRITEDOWN OF INVESTMENT. Due to the continued decrease in Tower's share price in the last quarter of 1998, the Company wrote down its investment to market value. Tower's share price as of December 31, 1998 was $9.50 and this caused an expense of approximately $6.1 million to be recorded in the last quarter of 1998.

    OTHER LOSS, NET. The Company's other loss for the year ended December 31, 1998 was primarily due to the recording in the third quarter of 1998 of an accrual of loss contingencies in connection with guarantees by the Company of the debt of an affiliate and with the writeoff of the Company's investment in such affiliate, as well as due to the settlement of certain litigation.

    INCOME TAXES. The income tax provisions for the years ended December 31, 1998 and December 31, 1997 are based on actual tax computations for each of such years. The Company generally establishes valuation allowances against its net operating loss carryforwards and therefore does not recognize deferred tax assets in connection therewith.

    SHARE OF AFFILIATED COMPANY'S NET INCOME (LOSS). The decrease in the equity income, resulting in an equity loss, for the year ended December 31, 1998 as compared to the year ended December 31, 1997, resulted from losses in Tower, primarily attributable to a continued decrease in Tower sales and capacity utilization.

    NET LOSS. The increase in net loss for the year ended December 31, 1998, as compared to the year ended December 31, 1997, was primarily attributable to the aforementioned writedown of its investment in, and equity losses, from Tower partially offset by the gain from the sale of PHD and the decrease in operating loss in the 1998 periods.

YEARS ENDED DECEMBER 31, 1997 AND 1996

    The following table sets forth certain information with respect to the results of operations of the Company and its two previously reportable business segments for 1996 and 1997, including percentages of total revenues during each year attributable to selected components of the statement of operations data and the year to year percentage changes in such components.

    The statement of operations for the years ended December 31, 1997 reflect Tower's activity on the equity method, while that of 1996 reflects Tower's activity on a fully consolidated basis. Therefore, the information presented for 1997 is not directly comparable to that presented for 1996.

                                                            DOLLAR      % OF      DOLLAR       % OF      INCREASE
                                                            AMOUNT      SALES     AMOUNT      SALES     (DECREASE)
                                                           ---------  ---------  ---------  ----------
                                                                   1996                  1997            FROM 1996
                                                           --------------------  ---------------------  -----------
SEMICONDUCTOR OPERATIONS
Sales....................................................  $  97,885
Gross profit.............................................     22,447      22.9%
R&D expenses, net........................................      4,062       4.1%
SG&A expenses............................................      7,119       7.2%
Operating income.........................................     11,266      11.5%

COMPUTER OPERATIONS
Sales....................................................     33,870             $  39,585                   16.9%
Gross profit.............................................      7,214      21.3%      7,194       18.2%       (0.3%)
R&D expenses, net........................................      1,549       4.6%      1,335        3.4%      (13.8%)
SG&A expenses............................................      9,966      29.4%     16,274       41.1%       63.3%
Operating loss...........................................     (4,301)    (12.7%)   (10,415)     (26.3%)     142.2%

CORPORATE UNITED STATES
Sales....................................................         --                   411
Gross profit.............................................         --                   365       88.8%
SG&A expenses............................................      1,550                 2,585      629.0%       66.8%
Operating loss...........................................     (1,550)               (2,220)    (540.1%)      43.2%

COMBINED
Sales....................................................    131,755                39,996
Gross profit.............................................     29,661      22.5%      7,559       18.9%
R&D expenses, net........................................      5,611       4.3%      1,335        3.3%
SG&A expenses............................................     18,635      14.1%     18,859       47.2%
Operating income (loss)..................................      5,415       4.1%    (12,635)     (31.6%)

    SALES. Computer Operations sales increased in all areas of activity, although the increase was primarily due to a 23% increase in Computer Hardware-VAR sales and a 113% increase in PHD software sales.

    GROSS PROFIT. The decrease in gross profits as a percentage of Computer Operations sales was primarily attributable to (i) the writedown of $1.7 million in previously capitalized development costs associated with the Company's PHD and Cybrcard products, (ii) continued development and production costs of the Company's Cybrcard product causing a gross loss of over $1 million, (iii) the increased percentage of sales attributable to Computer Hardware-VAR sales which characteristically have lower gross profit margins, and (iv) a decrease in profitability in the company's Israeli consulting systems and software activity, due to increased direct labor costs.

    R&D. All R&D expenses in the Computer Operations in 1997 were attributable to the Company's EPSM product.

    SG&A. The increase in Computer Operations SG&A was entirely due to increases of $4.1 million and $2.4 million in SG&A expenses associated with the marketing and general introduction of the Company's PHD and Cybrcard products, respectively.

    OPERATING INCOME (LOSS). The decrease in operating income resulting in an operating loss for the year ended December 31, 1998 was primarily due to the aforementioned decrease in gross profits and increase in SG&A expenses.

    INCOME TAXES. The increase in income taxes in 1997 was primarily due to a $6.3 million increase in the valuation allowance against tax benefits associated with Federal tax loss and tax credit carryforwards.

    NET LOSS. The increase in the net loss was primarily attributable to the aforementioned (i) decrease in gross profits, (ii) increase in SG&A and (iii) increase in income taxes.

    LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1998, DSSI and its U.S. subsidiaries had working capital of $3.7 million (including unrestricted cash and cash equivalents of $1.0 million) and DSI Israel had working capital of $1.9 million (net of short term bank credit of $290,000). Although there is no legal restriction preventing disposition of the Company's investments or the distribution to the Company of their earnings, cash of DSI Israel and Tower is generally not available for use by DSSI or its U.S. subsidiaries.

    DSSI has financed the operations of its U.S. subsidiaries from the proceeds of a public offering in 1993, an institutional private placement in June 1994 and the receipt of cash dividends from Tower in 1996 and 1997. DSSI believes that it has adequate liquidity to finance its ongoing corporate activities. However, in order to continue financing its data communications solutions segment activities, the Company will require additional financing. If the Company is unable to obtain such financing on commercially reasonable terms, it may have to discontinue its data communications solutions segment. There can be no assurance that the Company will obtain the resources to finance its data communications solutions segment product development and marketing efforts.

    In 1998, the Company and Databit entered into an agreement with a bank under which the Company has opened a bank credit line of $2.2 million. In 1998, the Company borrowed $180,000 which was repaid in full in January 1999.

    DSI Israel has satisfied its financial and operating requirements principally through cash from operations and the net proceeds of its initial public offering in December 1992. DSI Israel has at its disposal additional bank credit should it require. Certain of its bank deposits serve as collateral for bank loans and guarantees.

    Tower has satisfied its financial and operating requirements principally through cash from operations, Investment Center grants, an advance from a customer and the net proceeds of its public offerings in 1994 and 1995. As of December 31, 1998, Tower had working capital of $66 million, including cash, short-term bank deposits and marketable securities of $64.4 million.

    Although the Company has retained effective control of Tower, since the end of December 1996, the Company no longer maintained voting control of more than 50% of Tower's shares and, therefore, ceased to consolidate Tower's balance sheet and commencing in 1997 has accounted for its interest in Tower's results using the equity method.

    IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

    During 1998 a majority of the Company's sales were denominated in dollars. The remaining portion is primarily denominated in NIS that are linked to the dollar. Such sales transactions are negotiated in dollars; however, for the convenience of the customer they are settled in NIS. These transaction amounts are linked to the dollar between the date the transactions are entered into until the date they are effected and billed for. Subsequent thereto, through the date of settlement, amounts are primarily unlinked. The majority of the Company's expenses in 1998 were in dollars or dollar-linked NIS and virtually all the remaining expenses were in NIS. The dollar cost of the Company's operations in Israel is affected adversely by the devaluation of the NIS in relation to the dollar since most of its transactions are linked to or are denominated in US dollars. This adverse effect principally arises with respect to its severance pay obligations and also with respect to the unbilled portion of long term projects.

    Tower has commitments outstanding in Japanese Yen incurred for certain capital equipment expenditures. Tower purchases forward exchange contracts to reduce its financial exposure to fluctuation in the Japanese Yen/US dollar exchange rate resulting from such commitments. The Company itself, except as described through its equity investment in Tower, does not engage in any other hedging activities.

    As of December 31, 1998, virtually all of the Company's monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS, and the net amount of such monetary assets and liabilities was not material. In the event that in the future the Company has material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

YEAR 2000 DISCLOSURE

    The Company has conducted a review of its computer systems and operations, both those for internal use and those developed for customers, to identify and determine the extent to which any systems may be vulnerable to potential errors and failures as a result of the "Year 2000 problem." Any of these programs that have time-sensitive software could experience system failures or miscalculations and result in disruption of operations.

    The Company has completed a comprehensive review of these computer systems to ensure that all such systems are Year 2000 compliant prior to the commencement of the year 2000. The Company's plan for its Year 2000 compatibility effort included the following: (i) conducting a comprehensive inventory of the Company's internal systems, including non-information technology systems (e.g. switching, billing and other platforms and electrical systems) and any systems intended to be acquired by the Company, (ii) conducting a comprehensive review of the systems developed by or licensed to the Company for customers either under development or within their warranty period, (iii) assessing and prioritizing any required remediation, and (iv) remediating any problems by modifying, or replacing where appropriate, non-compliant systems.

    In connection with its Year 2000 remediation efforts, the Company has not and does not expect to incur any significant costs. Any such efforts, are expected to be handled by Company personnel as part of their regular duties. In respect to Tower's remediation efforts, Tower expects to incur staff costs as well as consulting and other expenses incremental to current spending levels. Tower anticipates that such costs will not be material. Tower estimates that the total cost associated with the Year 2000 projects will be $1 million to $2 million, of which approximately $400,000 has been expended to date.

    Both the Company and Tower do not believe that any of its products have any direct Year 2000 compliance problems.

    In addition to assessing its own internal or externally supplied systems, the Company has made efforts to identify and remedy potential implications to the Company as a result of its suppliers' vulnerability to Year 2000 problems. There can be no assurance that the Company has or will be able to identify all aspects of its business that are subject to Year 2000 problems of customers or suppliers that affect the Company's business. There can also be no assurance that the Company's software suppliers are correct in their assertions that the software is Year 2000 compliant. Should either the Company's internal systems or the internal systems of any of the more significant suppliers or customers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. The Company has reviewed all of its key systems and has satisfied itself that it has identified substantially any potential problems and has either corrected or is in the midst of replacing them. As of December 31, 1998, the Company's Year 2000 remediation efforts were approximately 60% completed. The Company expects to complete the remediation by the end of the second quarter of 1999.

    Tower believes that it has or will have addressed all Year 2000 issues before the end of 1999; however, there can be no assurance that Tower will achieve Year 2000 compliance as scheduled.

SUMMARY QUARTERLY FINANCIAL DATA

    The following table sets forth certain unaudited quarterly financial information for the Company for the years ended December 31, 1997 and 1998. This information should be read in conjunction with the financial statements of the Company and the notes thereto.

                                                     FIRST   SECOND    THIRD   FOURTH    FIRST   SECOND    THIRD   FOURTH
                                                    QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER
                                                    -------  -------  -------  -------  -------  -------  -------  -------
                                                                   1997                                1998

                                                                                 (UNAUDITED)
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales.............................................  $10,040  $10,141  $ 9,363  $10,452  $11,717  $ 9,734  $ 8,151  $ 7,893
Cost of sales.....................................   10,289    7,756    6,852    7,540    9,199    7,407    6,451    6,118
                                                    -------  -------  -------  -------  -------  -------  -------  -------
  Gross profit (loss).............................     (249)   2,385    2,511    2,912    2,518    2,327    1,700    1,775
R&D, net..........................................      338      323      364      310      342      416      496      351
SG&A..............................................    4,391    4,789    4,574    5,105    4,889    2,867    2,825    3,722
                                                    -------  -------  -------  -------  -------  -------  -------  -------
  Operating loss..................................   (4,978)  (2,727)  (2,427)  (2,503)  (2,713)    (956)  (1,621)  (2,298)
Financial income (expenses), net..................      108      277       75     (207)     (31)     (10)     (30)    (142)
Gain on sale of division..........................       --       --       --       --       --    5,998       --       --
Loss accrual for bank guarantees..................       --       --       --       --       --       --   (1,135)      --
Unrealized loss from writedown of investment......       --       --       --       --       --       --       --   (6,103)
Other income (loss), net..........................        2       21       32     (166)      45     (427)    (609)     102
                                                    -------  -------  -------  -------  -------  -------  -------  -------
  Income (loss) before income taxes...............   (4,868)  (2,429)  (2,320)  (2,876)  (2,699)   4,605   (3,395)  (8,441)
Income tax expense (benefit)......................      484       49       (7)   2,981       31       42      (41)       3
                                                    -------  -------  -------  -------  -------  -------  -------  -------
  Income (loss) after income taxes................   (5,352)  (2,478)  (2,313)  (5,857)  (2,730)   4,563   (3,354)  (8,444)
Minority interests................................      245      108       37      286      175      220      184      350
Equity (loss) in affiliates.......................    1,041    1,375      873    1,591     (349)  (1,247)  (1,336)    (976)
                                                    -------  -------  -------  -------  -------  -------  -------  -------
  Net income (loss)...............................  $(4,066) $  (995) $(1,403) $(3,980) $(2,904) $ 3,536  $(4,506) $(9,070)
                                                    -------  -------  -------  -------  -------  -------  -------  -------
                                                    -------  -------  -------  -------  -------  -------  -------  -------
Earnings (loss) per share.........................  $ (0.55) $ (0.14) $ (0.19) $ (0.54) $ (0.39) $  0.48  $ (0.62) $ (1.23)
                                                    -------  -------  -------  -------  -------  -------  -------  -------
                                                    -------  -------  -------  -------  -------  -------  -------  -------
Weighted average number of shares outstanding.....    7,369    7,369    7,369    7,369    7,369    7,376    7,310    7,402
                                                    -------  -------  -------  -------  -------  -------  -------  -------
                                                    -------  -------  -------  -------  -------  -------  -------  -------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

    The Company is required to make certain disclosures in respect to its financial instruments, including derivatives, if any.

    A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that imposes on one entity a contractual obligation either to deliver or receive cash or another financial instrument to or from a second entity. Examples of financial instruments include cash and cash equivalents, trade accounts receivable, loans, investments, trade accounts payable, accrued expenses, options and forward contracts. The disclosures below include, among other matters, the nature and terms of derivative transactions, information about significant concentrations of credit risk, and the fair value of financial assets and liabilities.

    FORWARD EXCHANGE AGREEMENTS

    The Company, through Tower, has entered into forward exchange agreements to manage exposure to equipment purchase commitments denominated in Japanese yen. These transactions qualified for hedge accounting in accordance with generally accepted accounting principles and, accordingly, the results of such transactions have been recorded concurrently with the realization of the related items (i.e., receipt of the equipment and payment of the related liability). Although the Company has retained effective control of Tower, as of the end of 1996, the Company no longer maintained voting control of Tower, and, therefore, ceased to consolidate Tower's balance sheet as of December 31, 1996. The Company does not hold or issue derivative financial instruments for trading purposes.

    FOREIGN EXCHANGE TRANSACTIONS

    Losses recognized on Tower's forward exchange transactions amounted to $3.6 million for 1996. Of this amount, $3 million was capitalized to property and equipment; and the remaining amount of $596,000 was reflected in financing expenses. No such transactions are reflected for 1997 and 1998.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair values are estimated for financial instruments included in current assets and current liabilities at book value, due to the short maturity of such instruments. Fair value for long-term debt is estimated based on the current rates offered to the Company for debt with the same remaining maturities. Fair value of long-term equity marketable investments is estimated based on market value. The estimation of fair value for non-marketable long-term equity investments (book value of $335,000 as of December 31, 1998) was not practicable, although the Company believes that the estimated fair value of such financial instruments was not materially different from their book value.

    The market value of the Company's investment in Tower as of December 31, 1998 was approximately $30.9 million, significantly below the carrying value of the equity investment as of December 31, 1998 of $37 million (after minority interest). Although the Company has no current intentions to dispose of its investment in Tower, the Company has recorded a writedown to market value of $6.1 million at December 31, 1998 with respect to its Tower investment, since the decline in market price has been determined to be other than temporary. Subsequent to December 31, 1998, the Tower market price continued to decline.

    Marketable equity securities consist solely of approximately 3,000,000 shares (approximately 4% ownership) of the Mofet Fund. For the year ended December 31, 1997, the ownership of the Mofet Fund shares was presented as a long-term cost investment and, for the year ended December 31, 1998, this ownership has been presented at fair market value to reflect the Company's intention to dispose of the shares in 1999. At December 31, 1998, the market value of the Mofet Fund shares exceeded their cost investment by approximately $110,000.

    CONCENTRATIONS OF CREDIT RISK

    The Company is subject to credit risk through its trade receivables. As of December 31, 1998, approximately 10% of the trade accounts receivable were due from a major Israel government-owned company which, despite experiencing financial difficulties, continues to pay its trade receivables over extended credit periods. Approximately 20% of the trade accounts receivable were due from a U.S. customer that continues to pay its trade receivables over usual credit periods. The remaining balance consists primarily of receivables from various customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Furnished at the end of this Report commencing on page F-1. Consolidated Financial Statements of Tower Semiconductor Ltd. are included commencing at page F-31 in accordance with Rule 3-09(a) of Regulation S-X.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information relating to each director and nominee for director of the Company and the information relating to the Company's executive officers, appearing under the captions "Election of Directors -- Certain Information Regarding Directors and Executive Officers" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed on or before May 1, 1999 (the "1999 Proxy Statement") is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information relating to compensation of directors and executive officers appearing under the caption "Election of Directors--Directors' Remuneration", "Election of Directors -- Employment Arrangements--Executive Compensation" in the 1999 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information relating to security ownership appearing under the caption "Stock Ownership" in the 1999 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information relating to certain relationships and transactions appearing under the caption "Certain Transactions" in the 1999 Proxy Statement is hereby incorporated by reference.

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

      3.3  Amendments to the By-laws of the Registrant adopted December 27, 1994 (incorporated herein by reference to Exhibit 3.3 of the Registrant's Current Report on Form 8-K
           dated January 10, 1995).

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

    *10.1  Employment Agreement between the Registrant and George Morgenstern, dated as of
           January 1, 1997 (incorporated herein by reference to Exhibit 10.1 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K").

    *10.2  Employment Agreement between the Registrant and Shmuel Fogel, dated September 1,
           1986 (incorporated herein by reference to Exhibit 10.3 to the 1992 Registration
           Statement).

     10.3  Agreement between the Registrant and Shmuel Fogel, dated December 23, 1998.

     10.4  Agreement between the Registrant and Shmuel Fogel, dated December 24, 1998.

    *10.5  1991 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the 1992
           Registration Statement).

    *10.6  1994 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit
           10.4 to the 1995 10-K).

    *10.7  1994 Stock Option Plan for Outside Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the 1995 10-K).

     10.8  1995 Stock Option Plan for Nonmanagement Employees (incorporated herein by reference to Exhibit 10.6 to the 1995 10-K).

     10.9  Shareholders Agreement among the Registrant, The Israel Corporation Ltd. and Tower
           Semiconductor Holdings 1993 Limited, dated as of February 28, 1993, as amended
           (incorporated herein by reference to Exhibit 10.8 to Tower's Registration Statement on Form S-1 (File No. 33-83126) (the "First Tower Registration Statement").

    10.10  Agreement between the Registrant and Tower dated January 18, 1994 (incorporated herein by reference to Exhibit 10.21 to the First Tower Registration Statement).

    10.11  Agreement between the Registrant and Tower, dated June 12, 1995 (incorporated herein by reference to Exhibit 10.22 to Tower's Registration Statement on Form F-1 (File
           No. 33-93434)).

    10.12  Promissory Note dated July 1, 1996 of Geotek Communications, Inc. in the principal amount of $2,000,000 payable to Decision System Israel Ltd. (incorporated herein by reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the
           year ended December 31, 1996 (the "1996 10-K")).

    10.13  Letter Agreement between Geotek Communications, Inc. and the Registrant dated
           February 26, 1998 (incorporated herein by reference to Exhibit 10.32 of the 1997
           10-K).

    10.14  Letter Agreement between Geotek Communications, Inc. and the Registrant dated April
           23, 1998.

    10.15  Installment Promissory Note among the Registrant, Databit Inc., and Bank Leumi Trust
           Company dated February 9, 1998 (incorporated herein by reference to Exhibit 10.33 to the 1997 10-K).

    10.16  Security Agreement between the Registrant and Bank Leumi Trust Company (incorporated herein by reference to Exhibit 10.34 to the 1997 10-K).

    10.17  Security Agreement between Databit Inc. and Bank Leumi Trust Company (incorporate herein by reference to Exhibit 10.35 to the 1997 10-K).

    10.18  Promissory Note among the Registrant, Databit Inc., and Bank Leumi USA dated March
           24, 1998.

    10.19  Promissory Note between George Morgenstern and the Registrant, dated as of December
           31, 1997 (incorporated herein by reference to Exhibit 10.36 to the 1997 10-K).

    10.20  License Agreement between the Registrant and Lucent Technologies Inc. dated as of
           January 9, 1998 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 17, 1998).

    10.21  Bill of Sale dated as of January 9, 1998, by and from Lucent Technologies Inc. to the Registrant (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 17, 1998).

   *10.22  Employment Agreement between the Registrant and Yacov Kaufman, dated as of January
           1, 1999.

    10.23  Settlement Agreement by and among the Registrant, Jeffrey A. Cummer, Dwayne A.
           Moyers and affiliates dated February 6, 1998 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 6, 1998).

     22.1  List of subsidiaries.

     24.1  Consent of Deloitte & Touche LLP.

     24.2  Consent of Igal Brightman & Co.

     27.1  Financial Data Schedule (incorporated herein by reference to the 1997 10-K) .

------------------------

* This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Company participate.

(b) FINANCIAL STATEMENT SCHEDULES.

    None.

(c) REPORTS ON FORM 8-K.

    The Company filed no reports on Form 8-K during the last three months of 1998.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on March 22, 1999.

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

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Chairman of the Board;
    /s/ GEORGE MORGENSTERN        President; Chief
------------------------------    Executive Officer; and       March 22, 1999
      George Morgenstern          Director

      /s/ ROBERT L. KUHN        Vice Chairman and Director
------------------------------                                 March 22, 1999
        Robert L. Kuhn

                                Vice President, Chief
      /s/ YACOV KAUFMAN           Financial Officer
------------------------------    (Principal Financial         March 22, 1999
        Yacov Kaufman             Officer and Principal
                                  Accounting Officer)

    /s/ HARVEY EISENBERGER      Director
------------------------------                                 March 22, 1999
      Harvey Eisenberger

     /s/ ALLEN I. SCHIFF        Director
------------------------------                                 March 22, 1999
       Allen I. Schiff

     /s/ MAXWELL M. RABB        Director
------------------------------                                 March 22, 1999
       Maxwell M. Rabb

       /s/ SUSAN MALLEY         Director
------------------------------                                 March 22, 1999
         Susan Malley

      /s/ SHELDON KRAUSE        Secretary and Director
------------------------------                                 March 22, 1999
        Sheldon Krause

                          DATA SYSTEMS & SOFTWARE INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF DATA SYSTEMS & SOFTWARE INC.:
Report of Deloitte & Touche LLP......................................................        F-1
Report of Igal Brightman & Co........................................................        F-2
Consolidated Balance Sheets as of December 31, 1997 and December 31, 1998............        F-3
Consolidated Statements of Operations and Comprehensive Loss for the years ended
  December 31, 1996, December 31, 1997 and December 31, 1998.........................        F-4
Consolidated Statements of Changes in Shareholders' Equity for the years ended
  December 31, 1996, December 31, 1997 and December 31, 1998.........................        F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1996, December
  31, 1997 and December 31, 1998.....................................................        F-6
Notes to Consolidated Financial Statements...........................................        F-8

CONSOLIDATED FINANCIAL STATEMENTS OF TOWER SEMICONDUCTOR LTD.:
Auditors' Report.....................................................................       F-31
Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997............       F-32
Consolidated Statements of Operations for the years ended December 31, 1998, December
  31, 1997 and December 31, 1996.....................................................       F-33
Consolidated Statements of Changes in Shareholders' Equity for the years ended
  December 31, 1998, December 31, 1997 and December 31, 1996.........................       F-34
Consolidated Statements of Cash Flows for the years ended December 31, 1998, December
  31, 1997 and December 31, 1996.....................................................       F-35
Notes to Consolidated Financial Statements...........................................       F-36

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
DATA SYSTEMS & SOFTWARE INC.

    We have audited the accompanying consolidated balance sheets of Data Systems & Software Inc. (the "Company") and its subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations, changes in shareholders' equity and cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
New York, New York
March 16, 1999

                         REPORT OF INDEPENDENT AUDITORS
                 TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                          DATA SYSTEMS & SOFTWARE INC.

    We have audited the accompanying consolidated statement of operations and comprehensive loss of Data Systems & Software Inc. (the "Company") and its subsidiaries and the related consolidated statements of changes in shareholders' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards in Israel, including those prescribed by the Israeli Auditors' Regulations (Auditor's Mode of Performance)-1973, which auditing standards are substantially identical to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company's and its subsidiaries' operations, changes in shareholders' equity and cash flows for the year ended December 31, 1996, in conformity with accounting principles generally accepted in Israel and the United States. As applicable to these financial statements, such accounting principles are substantially identical in all material respects.

IGAL BRIGHTMAN & CO.
Certified Public Accountants (Isr.)
Tel Aviv, Israel
March 31, 1997

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       AS OF
                                                                                                    DECEMBER 31,
                                                                                                --------------------
                                                                                                  1997       1998
                                                                                                ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents...................................................................  $   1,424  $   1,003
  Short-term interest bearing bank deposits...................................................         73      1,252
  Marketable debt securities (Note 3).........................................................      1,600         --
  Marketable equity securities, available for sale (Note 3)...................................         --      1,383
  Restricted cash (Note 11)...................................................................      1,786        752
  Trade accounts receivable, net (Note 19e)...................................................      9,003      7,244
  Inventory (Note 4)..........................................................................        377        704
  Note receivable (Note 5)....................................................................      2,248         --
  Other current assets (Note 6)...............................................................      1,173        960
                                                                                                ---------  ---------
    Total current assets......................................................................     17,684     13,298
                                                                                                ---------  ---------
Investments (Note 7)..........................................................................     70,695     56,490
                                                                                                ---------  ---------
Property and equipment, net (Note 8)..........................................................      2,181      1,738
                                                                                                ---------  ---------
Other assets:
  Goodwill and organization costs, net........................................................        313        190
  License, net (Note 10)......................................................................         25        471
  Other.......................................................................................      1,468      1,057
                                                                                                ---------  ---------
                                                                                                    1,806      1,718
                                                                                                ---------  ---------
    Total assets..............................................................................  $  92,366  $  73,244
                                                                                                ---------  ---------
                                                                                                ---------  ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (Note 11)...................................................................  $   2,581  $     470
  Current maturities of long-term debt (Note 12)..............................................      1,128        504
  Trade accounts payable......................................................................      2,606      2,105
  Accrued payroll, payroll taxes and social benefits..........................................      2,464      2,561
  Other current liabilities...................................................................      1,704      1,939
                                                                                                ---------  ---------
    Total current liabilities.................................................................     10,483      7,579
                                                                                                ---------  ---------
Long-term liabilities:
  Long-term debt, net of current maturities (Note 12).........................................        248        102
  Other (Note 13).............................................................................        233        585
                                                                                                ---------  ---------
    Total long-term liabilities...............................................................        481        687
                                                                                                ---------  ---------
Commitments and contingencies (Note 14)
Minority interests............................................................................     29,094     25,560
                                                                                                ---------  ---------
Shareholders' equity (Note 15):
  Common stock--$.01 par value per share:
    Authorized 20,000,000 shares; issued and outstanding--7,708,540
    and 7,923,540 shares at December 31, 1997 and 1998, respectively..........................         77         79
  Additional paid-in capital..................................................................     34,193     34,979
  Deferred compensation expense...............................................................         --       (327)
  Retained earnings...........................................................................     19,886      6,942
                                                                                                ---------  ---------
                                                                                                   54,151     41,673
  Treasury stock, at cost--339,362 and 490,262 shares at December 31, 1997
  and 1998, respectively......................................................................     (1,848)    (2,365)
  Accumulated other comprehensive income (Note 3).............................................         --        110
                                                                                                ---------  ---------
    Total shareholders' equity................................................................     52,308     39,418
                                                                                                ---------  ---------
    Total liabilities and shareholders' equity................................................  $  92,366  $  73,244
                                                                                                ---------  ---------
                                                                                                ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1996       1997*       1998*
                                                                                ----------  ----------  ----------
Sales:
  Products....................................................................  $  113,235  $   19,950  $   18,062
  Services....................................................................      18,520      20,046      19,433
                                                                                ----------  ----------  ----------
                                                                                   131,755      39,996      37,495
                                                                                ----------  ----------  ----------
Cost of sales:
  Products....................................................................      87,706      16,744      14,306
  Services....................................................................      14,388      15,693      14,869
                                                                                ----------  ----------  ----------
                                                                                   102,094      32,437      29,175
                                                                                ----------  ----------  ----------
    Gross profit..............................................................      29,661       7,559       8,320
                                                                                ----------  ----------  ----------
Research and development expenses, net........................................       5,611       1,335       1,605
Selling, general and administrative expenses..................................      18,635      18,859      14,303
                                                                                ----------  ----------  ----------
    Operating income (loss)...................................................       5,415     (12,635)     (7,588)
Interest income...............................................................       5,321         478         147
Interest expense..............................................................      (2,218)       (225)       (360)
Gain on sale of division (Note 17)............................................          --          --       5,998
Loss from contingent performance of bank guarantees for affiliate (Note 7c)...          --          --      (1,135)
Unrealized loss from writedown of investment (Note 7b)........................          --          --      (6,103)
Other income (loss), net......................................................         609        (111)       (889)
                                                                                ----------  ----------  ----------
    Income (loss) before income taxes.........................................       9,127     (12,493)     (9,930)
Provision for income taxes (Note 18)..........................................       2,141       3,507          35
                                                                                ----------  ----------  ----------
    Income (loss) after income taxes..........................................       6,986     (16,000)     (9,965)
Minority interests............................................................      (7,699)        676         929
Equity income (loss) in affiliates, net of minority interests.................      (1,767)      4,880      (3,908)
                                                                                ----------  ----------  ----------
    Net loss..................................................................  $   (2,480) $  (10,444) $  (12,944)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Other comprehensive income:
  Unrealized gain on securities available for sale (Note 3)...................          --          --         110
                                                                                ----------  ----------  ----------
    Comprehensive loss........................................................  $   (2,480) $  (10,444) $  (12,834)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Basic net loss per share......................................................  $    (0.34) $    (1.42) $    (1.75)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Weighted average number of shares outstanding (in thousands)..................       7,369       7,369       7,391
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Diluted net loss per share....................................................  $    (0.34) $    (1.42) $    (1.75)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Weighted average number of shares outstanding and common share equivalents (in
  thousands)..................................................................       7,369       7,369       7,391
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

------------------------

* The statements of operations for the years ended December 31, 1997 and 1998 reflect the results of Tower Semiconductor Ltd. on the equity method, while the statement of operations for the year ended December 31, 1996 reflects the results of Tower Semiconductor Ltd. on a fully consolidated basis.

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                                          ACCUMULATED
                                                       ADDITIONAL                                            OTHER
                              NUMBER        COMMON       PAID-IN      DEFERRED     TREASURY   RETAINED   COMPREHENSIVE
                             OF SHARES       STOCK       CAPITAL    COMPENSATION     STOCK    EARNINGS       INCOME        TOTAL
                           -------------  -----------  -----------  -------------  ---------  ---------  --------------  ---------
Balances, January 1,
  1996...................        7,591     $      75    $  33,742     $      --    $ (1,848)  $  32,810    $       --    $  64,779
  Common stock issued in
    restricted stock
    award................          100             1          587            --           --         --            --          588
  Unamortized restricted
    stock award
    compensation.........           --            --        (437)            --           --         --            --        (437)
  Common stock issued
    upon exercise of
    options..............           18             1          105            --           --         --            --          106
  Net loss...............           --            --           --            --           --    (2,480)            --      (2,480)
                                ------    -----------  -----------  -------------  ---------  ---------  --------------  ---------
Balances, December 31,
  1996...................        7,709            77       33,997            --      (1,848)     30,330            --       62,556
  Amortization of
    restricted stock
    award compensation...           --            --          196            --           --         --            --          196
  Net loss...............           --            --           --            --           --   (10,444)            --     (10,444)
                                ------    -----------  -----------  -------------  ---------  ---------  --------------  ---------
Balances, December 31,
  1997...................        7,709            77       34,193            --      (1,848)     19,886            --       52,308
  Common stock issued
    upon exercise of
    options..............           10            --           55            --           --         --            --           55
  Common stock issued as
    compensation.........           50             1          100            --           --         --            --          101
  Common stock issued in
    restricted stock
    award................          155             1          435            --           --         --            --          436
  Unamortized restricted
    stock award
    compensation.........           --            --           --         (436)           --         --            --        (436)
  Purchase of treasury
    stock................           --            --           --            --        (517)         --            --        (517)
  Amortization of
    restricted stock
    award compensation...           --            --          196           109           --         --            --          305
  Unrealized gain on
    securities available
    for sale.............           --            --           --            --           --         --           110          110
  Net loss...............           --            --           --            --           --   (12,944)            --     (12,944)
                                ------    -----------  -----------  -------------  ---------  ---------  --------------  ---------
Balances, December 31,
  1998...................        7,924     $      79    $  34,979     $   (327)    $ (2,365)  $   6,942    $      110    $  39,418
                                ------    -----------  -----------  -------------  ---------  ---------  --------------  ---------
                                ------    -----------  -----------  -------------  ---------  ---------  --------------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1997       1998
                                                                                   ---------  ---------  ---------
Cash flows provided by (used in) operating activities:
  Net loss.......................................................................  $  (2,480) $ (10,444) $ (12,944)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities-see Schedule A................................     16,399        602      7,163
                                                                                   ---------  ---------  ---------
      Net cash provided by (used in) operating activities........................     13,919     (9,842)    (5,781)
                                                                                   ---------  ---------  ---------
Cash flows provided by (used in) investing activities:
  Short-term and long-term bank deposits, net....................................       (403)       363     (1,179)
  Restricted cash................................................................         --       (330)     1,034
  Investment in marketable securities............................................   (194,798)   (33,122)    (5,898)
  Proceeds from realization of marketable securities.............................    243,257     37,102      7,527
  Net proceeds from sale of division-see Schedule C..............................         --         --      6,595
  Acquisitions of property and equipment.........................................    (51,728)      (862)      (929)
  Proceeds from sale of property and equipment...................................        229         53        135
  Acquisitions of intangible assets..............................................         --         --       (554)
  Proceeds from sale of shares in a non-affiliated company.......................         80         --         --
  Investments in capitalized software development costs, net.....................       (830)        --         --
  Increase in other assets.......................................................        (36)     4,291         --
  Loan to affiliates.............................................................     (2,785)        --         --
  Net effect of change in reporting method-see Schedule B........................    (11,459)       102         --
  Net cash transferred on sale of subsidiaries...................................       (130)        --         --
                                                                                   ---------  ---------  ---------
      Net cash provided by (used in) investing activities........................    (18,603)     7,597      6,731
                                                                                   ---------  ---------  ---------
Cash flows provided by (used in) financing activities:
  Proceeds from exercise of option warrants of subsidiary, net...................         --       (211)        --
  Proceeds from issuance of common stock, net....................................        106         --        156
  Minority interest portion of subsidiary dividend distribution..................    (14,931)        --         --
  Purchase of treasury stock.....................................................         --         --       (517)
  Proceeds from sale of shares received in partial conversion
    of note receivable...........................................................         --         --      1,871
  Short-term debt, net...........................................................     (1,625)       566     (2,064)
  Proceeds from long-term debt...................................................        230      1,359        453
  Repayments of long-term debt...................................................       (341)      (509)    (1,270)
  Repayment of liability in respect of customer advances.........................     (2,250)        --         --
                                                                                   ---------  ---------  ---------
      Net cash provided by (used in) financing activities........................    (18,811)     1,205     (1,371)
                                                                                   ---------  ---------  ---------
Net decrease in cash and cash equivalents........................................    (23,495)    (1,040)      (421)
Cash and cash equivalents at beginning of year...................................     25,959      2,464      1,424
                                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of year.........................................  $   2,464  $   1,424  $   1,003
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Supplemental cash flow information:
  Cash paid during the period for:
    Interest.....................................................................  $     829  $     183  $     205
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
    Income taxes.................................................................  $   2,360  $     773  $     195
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

               SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1996       1997       1998
                                                                                           ---------  ---------  ---------
A.         Adjustments to reconcile net loss to net cash provided by
             (used in) operating activities:
           Depreciation and amortization.................................................  $  16,829  $   1,479  $   1,092
           Gain on sale of affiliate.....................................................     (1,710)        --         --
           Minority interests............................................................      7,699        687     (3,534)
           Writedown of capitalized software development costs...........................         --      1,663         --
           Allowance for writeoff against note receivable................................         --         --        610
           Allowance for bank guarantees for affiliate...................................         --         --      1,135
           Writeoff of investment in affiliates and related receivables..................         --         --        498
           Earnings on marketable debt securities........................................     (3,330)      (107)       (30)
           Deferred income taxes.........................................................      1,715      2,982         --
           Increase in liability for severance pay.......................................        176        120        351
           Loss (equity) in affiliates...................................................      1,767     (8,027)     6,568
           Gain on sale of division-see Schedule C.......................................         --         --     (5,998)
           Gain on sale of securities....................................................         --         --       (192)
           Unrealized loss from writedown of investment..................................         --         --      6,103
           Loss (gain) on sale of property, plant and equipment, net.....................         55        (15)       (37)
           Amortization of restricted stock award compensation...........................        150        196        305
           Other.........................................................................       (426)      (348)        (4)
           Decrease (increase) in accounts receivable and other current assets...........      7,757     (1,327)     1,136
           Decrease (increase) in inventory..............................................     (2,461)       424       (327)
           Decrease (increase) in long-term receivables..................................       (163)      (165)       227
           Increase (decrease) in accounts payable and other current liabilities.........    (10,219)     3,040       (809)
           Increase (decrease) in liability in respect of customer advances, net.........     (1,440)        --         69
                                                                                           ---------  ---------  ---------
                                                                                           $  16,399  $     602  $   7,163
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------
B.         Net effect of change in reporting method-see Note 2 for Year 1996 and Note 7c for Year 1997:
           Working capital, net of cash..................................................  $  68,217  $     (18)
           Investment recorded...........................................................    (65,884)     1,157
           Property and equipment........................................................    104,582         --
           Other assets..................................................................        120     (1,037)
           Other liabilities.............................................................    (25,256)        --
           Minority interests............................................................    (93,238)        --
                                                                                           ---------  ---------
                                                                                           $ (11,459) $     102
                                                                                           ---------  ---------
                                                                                           ---------  ---------
C.         Assets/liabilities transferred upon sale of division (Note 17):
           Trade accounts receivable, net................................................                        $     754
           Property and equipment, net...................................................                              405
           Accrued payroll, payroll taxes and social benefits............................                             (111)
           Other current liabilities.....................................................                             (452)
                                                                                                                 ---------
                                                                                                                 $     596
                                                                                                                 ---------
                                                                                                                 ---------
D.         Non-cash activities:
           Notes received upon sale of subsidiary........................................  $     589         --         --
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------
           Note received upon sale of affiliate..........................................  $   2,000         --         --
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------
           Receipt of capital stock in partial conversion of note receivable (Note 5)....         --         --  $   1,871
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------
           Unrealized gain on securities available for sale (Note 3).....................         --         --  $     110
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1-GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

(A) DESCRIPTION OF BUSINESS

    Data Systems & Software Inc., a Delaware corporation ("DSSI"), through its subsidiaries (collectively, the "Company"), (i) provides consulting and development services for computer software and systems, (ii) is an authorized dealer and a value-added-reseller of computer hardware, (iii) is a provider of data communications solutions for utilities and (iv) through an equity affiliate, engages in the manufacture of semiconductor products. DSSI's shares are traded on the Nasdaq National Market.

(B) USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

RECLASSIFICATIONS

    Certain prior period amounts included in the consolidated statements of operations have been reclassified to conform to the 1998 presentation.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and demand deposits in banks and short-term investments (primarily time deposits and certificates of deposit) with original maturities of three months or less.

INVESTMENTS IN SECURITIES

    Marketable debt securities that the Company has the positive intent and ability to hold to maturity are reflected at amortized cost, which approximates market value. Marketable equity securities which are available for sale are reflected at market value, and the amount of market value in excess of cost is reflected in shareholders' equity, in conformance with provisions of SFAS 115.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1-GENERAL AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORY

    Inventories are stated at the lower of cost or market. Cost is determined for raw materials, spare parts and supplies on the average cost method. For work in process and finished goods, cost is determined on the basis of standard costs, adjusted for variances as appropriate. For merchandise inventories, cost is determined on the first-in, first-out method.

INVESTMENTS

    Gains or losses resulting from a change in the value of the Company's holdings in subsidiaries are included in operating results.

    Investments in 50% or less of the voting control of companies or other entities over whose operating and financial policies the Company has the ability to exercise significant influence ("affiliates") are accounted for by the equity method. Pursuant to this method, the Company includes its share of the affiliate's earnings or losses in its results of operations. The carrying values of these investments are periodically reviewed to determine whether impairment exists. See Note 7b for a description of the impairment arising with respect to the Company's investment in Tower Semiconductor Ltd. ("Tower"), a manufacturer of semiconductor products.

PROPERTY AND EQUIPMENT

    Property and equipment are presented at cost. Depreciation is calculated based on the straight-line method over periods ranging from three to 10 years.

COMPUTER SOFTWARE DEVELOPMENT COSTS

    Computer software development costs are capitalized upon the establishment of technological feasibility for costs that the Company believes will be recovered from anticipated revenues. These determinations are made regularly by the Company on a product by product basis. Amortization of these costs commences on the earlier of general release to customers or the receipt of revenues from the product, based on the ratio of current revenues to current and anticipated future gross revenues, but not less than straight-line amortization over the expected economic life of the software product (primarily three years). Capitalized software development costs that exceed their net realizable value at each balance sheet date, as determined by management, are written off.

GOODWILL

    Goodwill represents the excess of cost over the net carrying value of assets of subsidiaries acquired in purchase transactions. Goodwill is amortized based on the straight-line method over periods ranging from five to fifteen years. Management reviews goodwill (as well as property and equipment and other long-lived assets) on a periodic basis to determine whether events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Amortization expense related to goodwill amounted to $221, $288 and $120 during the years ended December 31, 1996, 1997 and 1998, respectively.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1-GENERAL AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LICENSE

    The costs of a technology license, including professional fees related thereto, are presented at estimated fair market value at acquisition date. These costs are amortized on a straight-line basis over the five-year term of the license. Amortization expense related to this license amounted to $112 in 1998, the first year of the term of the license.

REVENUE RECOGNITION

    Revenues are recognized as products are shipped or services are provided, except for revenues from fixed-price contracts, which are recorded on the basis of the percentage-of-completion method. Revenues from such contracts are recorded as costs (primarily direct labor) are incurred, in the proportion that actual costs incurred bear to total estimated costs. Percentage-of-completion estimates are reviewed periodically, and any adjustments required are reflected in the period when such estimates are revised. Losses on contracts, if any, are recognized in the period in which the loss is determined.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development ("R&D") costs not qualifying for capitalization as software development costs, net of related participation, are charged to operations as incurred.

STOCK-BASED COMPENSATION

    The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25. In accordance therewith, the Company records compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date, as well as for the fair value of restricted shares issued to employees. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. See Note 15a for pro forma disclosures required in accordance with SFAS No. 123.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is based on specific identification of accounts considered to be doubtful of collection. The allowance for doubtful accounts amounted to $438 and $86, at December 31, 1997 and 1998, respectively. Bad debt expense related to trade accounts receivable was $95, $8 and $37 for the years ended December 31, 1996, 1997 and 1998, respectively. Of the change in the allowance for doubtful accounts during 1998, $315 was attributable to the sale of a division of the Company (see Note 17).

FOREIGN EXCHANGE AGREEMENTS

    The Company (through Tower in 1996-see Note 2) has entered into foreign exchange agreements (forward agreements) primarily as a hedge against non-dollar equipment purchase commitments. Gains and losses on foreign exchange agreements through the date that the equipment is received are deferred and recorded to property and equipment, while gains and losses subsequent thereto, through the date of actual payment of the liability, are included in financial income or expenses.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1-GENERAL AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

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

LONG-LIVED ASSETS

    The carrying value of long-lived assets is periodically reviewed to determine whether impairment exists. In accordance with the Financial Accounting Standards Board (the "FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," long-lived assets are segregated and stated at the lower of the expected net realizable value or cost. The review is based on comparing the carrying amount of the assets to the undiscounted estimated cash flows over the remaining useful lives. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company determined that, as of December 31, 1997 and 1998, there had been no impairment in the carrying value of the long-lived assets.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

    The Company has adopted the provisions of SFAS No. 128 "Earnings Per Share," which establishes standards for computing and presenting net income (loss) per share. SFAS No. 128 prescribes a presentation of basic net income (loss) per share and also requires, among other things, dual presentation of basic and diluted net income (loss) per share for all entities with complex capital structures. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for each period presented. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options.

    The following is a reconciliation of the weighted average shares used in the computation of basic and dilutive net loss per share: (000's)

                                                                           YEAR ENDED DECEMBER31,
                                                                       -------------------------------
                                                                         1996       1997       1998
                                                                       ---------  ---------  ---------
Weighted average number of common shares outstanding used for basic
  net loss per share.................................................      7,340      7,369      7,391
Dilutive stock options...............................................         --         --         --
                                                                       ---------  ---------  ---------
Weighted average number of common shares outstanding used for
  dilutive net loss per share........................................      7,340      7,369      7,391
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1-GENERAL AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    No stock options were included in the computations above, as doing so would have been anti-dilutive. The number of stock options and warrants that could potentially dilute basic net loss per share in the future that were not included in the table above in years ended December 31, 1996, 1997 and 1998 were 2,022, 1,911 and 1,749, respectively.

COMPREHENSIVE LOSS

    During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." Comprehensive income includes both net income and other comprehensive income. The Company's accumulated other comprehensive income consisted of an unrealized gain on an available for sale investment. Since this standard applies only to the presentation of comprehensive income, it does not have any effect of the Company's financial position, results of operations, or cash flows. Prior year financial information has been presented to conform with SFAS 130 requirements.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June, 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, requiring the recognition of all derivatives as either assets or liabilities and to measure those instruments at fair value, as well as to identify the conditions for which a derivative may be specifically designed as a hedge. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management is currently addressing the financial reporting measures that will be needed in order to comply with this disclosure.

NOTE 2-INVESTMENT IN TOWER

    From the time of the organization of Tower in 1993 through December 1996, DSSI maintained voting control of more than 50% of Tower's shares, through DSSI's ownership of 60% of the shares of, and resulting control of, Tower Semiconductor Holdings 1993 Ltd. ("Tower Holdings"), and through a voting agreement with another shareholder. Tower Holdings owned 41.0%, 41.0% and 44.8% of Tower at December 31, 1996, 1997 and 1998, respectively. Tower's shares are traded on the Nasdaq National Market. Although the Company has retained effective control of Tower, as of the end of 1996 the Company no longer maintained voting control of Tower and, therefore, ceased to consolidate Tower's balance sheet as of December 31, 1996. The consolidated statements of operations reflect Tower's revenues and expenses on a fully consolidated basis for the year ended December 31, 1996. As the Company's consolidated statements of operations for the years ended December 31, 1997 and December 31, 1998 do not include amounts related to Tower, the Company's 1996, 1997 and 1998 statements of operations are not directly comparable. See Note 7b for summary financial information of Tower.

NOTE 3-MARKETABLE SECURITIES

    Marketable debt securities consist primarily of United States Treasury Bills at yields to maturity ranging from 4.9% to 5.1%. The balances approximate market value. At December 31, 1998, all of the Company's marketable debt securities had matured.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3-MARKETABLE SECURITIES (CONTINUED)
    Marketable equity securities consist solely of approximately 3,000,000 shares (approximately 4% ownership) of Mofet Israel Technology Fund, Ltd. ("Mofet Fund"), a public venture capital fund whose shares are traded on the Tel Aviv Stock Exchange. For the year ended December 31, 1997, the investment in the Mofet Fund was presented as a long-term investment using the cost method, and, for the year ended December 31, 1998, this investment has been presented at fair market value to reflect the Company's intention to dispose of the shares in 1999. At December 31, 1998, the market value of the Mofet Fund shares exceeded their cost investment by approximately $110.

NOTE 4-INVENTORY

    Inventory consists of the following:

                                                                             AS OF DECEMBER 31,
                                                                            --------------------
                                                                              1997       1998
                                                                            ---------  ---------
Raw materials, spare parts and supplies...................................  $      --  $     250
Work in process...........................................................         33          7
Finished goods and merchandise............................................        344        447
                                                                            ---------  ---------
                                                                            $     377  $     704
                                                                            ---------  ---------
                                                                            ---------  ---------

NOTE 5-NOTE RECEIVABLE

    In 1996, the Company sold its interest in a joint venture to its joint venture partner in exchange for a $2,000 unsecured note, bearing annual interest of 8.25%, payable July 1, 1998. In February 1998, the Company signed an agreement with the maker of the note ("the maker"), modifying the note to permit its conversion into shares of publicly traded common stock of the maker. In April 1998, the maker issued to the Company 3,000,000 such shares, which, based on its agreement with the maker, represented payment of approximately $1,700 of the approximately $2,300 principal of and accrued interest on the note. The Company subsequently sold these shares for approximately $1,900. In June 1998, the maker filed for protection under Chapter 11 of the Bankruptcy Act, and the Company therefore established a reserve for doubtful debts equal to the remaining balance of approximately $610 that remains outstanding on the note. The doubtful debt expense resulting from this allowance, partially offset by a gain of $192 from the sale of the shares, is included in other income (loss), net for the year ended December 31, 1998.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6-OTHER CURRENT ASSETS

    Other current assets consist of the following:

                                                                             AS OF DECEMBER 31,
                                                                            --------------------
                                                                              1997       1998
                                                                            ---------  ---------
Prepaid expenses..........................................................  $     481  $     304
Employees.................................................................        115        156
Receivable from Israeli government........................................         20         22
Foreign income tax receivable (Israel)....................................        347         --
Other.....................................................................        210        478
                                                                            ---------  ---------
                                                                            $   1,173  $     960
                                                                            ---------  ---------
                                                                            ---------  ---------

NOTE 7-INVESTMENTS

(A) COMPOSITION

    Investments consist of the following:

                                                                           AS OF DECEMBER 31,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
Investment in Tower (see (b) below).....................................  $  68,630  $  56,155
Other investments (see (c) below).......................................      2,065        335
                                                                          ---------  ---------
                                                                          $  70,695  $  56,490
                                                                          ---------  ---------
                                                                          ---------  ---------
Minority interests in Tower.............................................  $  27,930  $  25,266
                                                                          ---------  ---------
                                                                          ---------  ---------

(B) INVESTMENT IN TOWER

    Set forth below is condensed financial information of Tower:

                                                                          AS OF DECEMBER 31,
                                                                         ---------------------
                                                                            1997       1998
                                                                         ----------  ---------
Current assets.........................................................  $  115,738  $  85,285
Property and equipment.................................................      99,216     88,429
Current liabilities....................................................      24,813     19,248
Long-term debt.........................................................      12,117     12,127
Other long-term liabilities............................................      13,753      5,347
Shareholders' equity...................................................     166,881    143,325

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1996        1997       1998
                                                              ---------  ----------  ---------
Sales.......................................................  $  97,885  $  125,917  $  69,637
Operating income (loss).....................................      9,652      20,140    (23,998)
Net income (loss)...........................................     10,014      19,171    (15,544)

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7-INVESTMENTS (CONTINUED)
    In November 1996, Tower paid a dividend of $19,808 ($1.50 per share) and in October 1997 a dividend of $13,235 ($1.00 per share). The market value of the Company's investment in Tower as of December 31, 1998 was approximately $30,889, significantly below the carrying value of the equity investment as of December 31, 1988 of $36,992 (after minority interest). Although the Company has no current intention to dispose of its investment in Tower, the Company has recorded a writedown to market value of $6,103 at December 31, 1998 with respect to its Tower investment, since the decline in market price has been determined to be other than temporary. The Tower market price continued to decline subsequent to December 31, 1998.

(C) OTHER INVESTMENTS

    In 1995, the Company established a joint venture for the development and production of multimedia entertainment software, in which the Company owned a 50% interest. In 1997, the Company purchased the other 50% interest in the joint venture, and, accordingly, the Company has consolidated this activity since 1997. In 1998, the Company suspended all development and marketing related to this activity.

    The Company owns approximately 4% of the Mofet Fund and 50% of the Mofet Fund's management company. The Company's investment in the Mofet Fund, which was accounted for on the cost method at December 31, 1997, amounted to $1,273 at December 31, 1997. At December 31, 1998, the investment is treated as available for sale (see Note 3). The Company's investment in the management company, which is accounted for on the equity method, amounted to $295 and $98 at December 31, 1997 and 1998, respectively. The management contract of the management company will terminate on January 5, 2000. The Company recorded a $50 writedown against this investment in 1998 in order to reflect the carrying value of the investment at the amount of its estimated cash flows through the termination of the management contract.

    The Company owns approximately 15% of the outstanding common stock of an Israeli manufacturer of real-time meteorological systems. The Company's investment in this manufacturer at December 31, 1997 was $23. Due to this investment's recent financial difficulties, the Company wrote off this investment in 1998. See Note 11 concerning the accrual of loss contingencies with respect to this investment.

    The Company owns approximately 17% of the outstanding common stock of a privately-held Beijing-based software consulting and development company. The Company accounts for its investment on a cost basis, which amounted to $237 at December 31, 1997 and 1998.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8-PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                      ESTIMATED USEFUL     AS OF DECEMBER 31,
                                                            LIFE          --------------------
                                                         (IN YEARS)         1997       1998
                                                     -------------------  ---------  ---------
Cost:
Computer equipment.................................          3-5          $   1,963  $   2,392
Office furniture and equipment.....................         4-10              1,841      1,477
Motor vehicles.....................................           7               1,107        766
Leasehold improvements.............................     Term of Lease           197        220
                                                                          ---------  ---------
                                                                              5,108      4,855
                                                                          ---------  ---------
Accumulated depreciation and amortization:
Computer equipment.................................                           1,375      1,647
Office furniture and equipment.....................                             478        940
Motor vehicles.....................................                             952        360
Leasehold improvements.............................                             122        170
                                                                          ---------  ---------
                                                                              2,927      3,117
                                                                          ---------  ---------
Property and equipment, net........................                       $   2,181  $   1,738
                                                                          ---------  ---------
                                                                          ---------  ---------

    Depreciation and amortization in respect of property and equipment amounted to $16,019, $886 and $867 for 1996, 1997 and 1998, respectively.

NOTE 9-CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

    Capitalized software development costs consist of the following:

                                                                             AS OF DECEMBER 31,
                                                                            --------------------
                                                                              1997       1998
                                                                            ---------  ---------
Capitalized software development costs....................................  $   2,909  $      --
Less: Accumulated amortization............................................     (1,246)        --
      Accumulated writedowns to net realizable value......................     (1,663)        --
                                                                            ---------  ---------
                                                                            $       0  $      --
                                                                            ---------  ---------
                                                                            ---------  ---------

    Based on management's determination in 1997 that certain capitalized software costs exceeded their net realizable value, capitalized software costs relating to certain sub-systems in development projects were written-down. The writedowns were included in cost of sales for capitalized software for which amortization had already commenced and in research and development expenses for capitalized software which had not yet been released to customers and had not yet generated revenues. The writedowns amounted to $0, $1,663 and $0 for the years ended December 31, 1996, 1997 and 1998, respectively. Amortization of capitalized software amounted to $578, $305 and $0 during the years ended December 31, 1996, 1997 and 1998, respectively.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10-LICENSE

    In January 1998, the Company acquired certain assets and licensed intellectual property for use in its data communications solutions for utilities segment. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price of $1,353 (including professional fees and value of common stock given related thereto) was allocated to the assets acquired (primarily fixed assets, inventory and an exclusive license) based on their estimated fair value at the date of acquisition. Of the purchase price, $578 was allocated to the license agreement and is being amortized over the five-year period of this agreement.

NOTE 11-SHORT-TERM DEBT

    Short-term debt at December 31, 1997 included $1,456 received from investors as financing for future projects of the Company. In January, 1998 this amount was repaid in full. The debt was secured by a bank deposit, which was classified as restricted cash and which bore interest of approximately 4% per annum. The Company undertook a direct guarantee, by means of a deposit (classified as restricted cash), of approximately $330 and $752 in the years ended December 31, 1997 and 1998, respectively, of certain bank commitments arising out of the operating activities of an Israeli affiliate, a former subsidiary of the Company, the total of such commitments being approximately $1,135. The Company has accrued as of December 31, 1998 loss contingencies of approximately $1,390 in connection with these guarantees and with the writeoff of related receivables. In February 1999, the Company was required to perform under approximately $422 of these guarantees.

    All lines of credit with Israeli banks were being fully utilized as of December 31, 1998. Unused lines of credit with U.S. banks as of December 31, 1998 amounted to approximately $2,000. The Company owed $180 on this line at December 31, 1998. Substantially all of the Company's U.S. assets have been pledged in connection with this credit line. Pursuant to this credit line, the Company also agreed not to dispose of the Company's investment in Tower.

NOTE 12-LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                             AS OF DECEMBER 31,
                                                                            --------------------
                                                                              1997       1998
                                                                            ---------  ---------
Debt to Israeli banks and lease companies, bearing interest at 5%-10% per
  annum...................................................................  $   1,376  $     606
Less-current maturities...................................................      1,128        504
                                                                            ---------  ---------
                                                                            $     248  $     102
                                                                            ---------  ---------
                                                                            ---------  ---------

    The long-term balance is repayable in the year 2000.

    Certain assets in Israel have been pledged as collateral for long-term and short-term bank debt amounting to approximately $800 and for guarantees. Interest expense on short-term and long-term debt for 1996, 1997 and 1998 amounted to $734, $183 and $205, respectively.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13-OTHER LONG-TERM LIABILITIES

    Other long-term liabilities include unfunded severance pay obligations of $233 and $585 as of December 31, 1997 and 1998, respectively, after deducting fund balances maintained in the Company's name for the sole purpose of making severance payments. Israeli law and labor agreements determine the obligations of the subsidiaries in Israel to make severance and pension payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. The pension plans are multi-employer and independent of the Company. Therefore, no information is available regarding their present value and the net assets available for benefits. Pension and severance pay costs for 1996, 1997 and 1998 were approximately $2,236, $949 and $1,486, respectively.

NOTE 14-COMMITMENTS AND CONTINGENCIES

(A) LEASES OF PROPERTY AND EQUIPMENT

    Rental and leasing expenses for 1996, 1997 and 1998 amounted to $625, $777 and $951, respectively. Future minimum lease payments on non-cancelable operating leases as of December 31, 1998 are as follows:

                                     YEAR ENDING
                                    DECEMBER 31,
-------------------------------------------------------------------------------------
  1999...............................................................................  $     629
  2000...............................................................................        589
  2001...............................................................................        126
  2002...............................................................................        126
  2003...............................................................................         11
                                                                                       ---------
                                                                                       $   1,481
                                                                                       ---------
                                                                                       ---------

(B) GUARANTEES

    The Company has provided bank guarantees of approximately $1,397 as security for payment of obligations of affiliates and other companies. See Note 11 concerning the accrual of loss contingencies in connection with these guarantees.

(C) ROYALTIES

    Certain research and development programs have received financial assistance from the Office of the Chief Scientist of the Israeli Ministry of Industry and Commerce or from the Israel-United States BIRD Foundation. In return, the Company is obligated to pay royalties at a rate of 2% to 5% of sales of products resulting from the research and development efforts, up to a maximum of 150% of the financing received.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14-COMMITMENTS AND CONTINGENCIES (CONTINUED)
(D) LEGAL ACTIONS

    Between June and September 1996, several lawsuits were filed in the United States on behalf of a purported class of Tower's shareholders against Tower, its Co-Chief Executive Officers, its Chairman of the Board of Directors (who is also the Chairman of the Board of the Company) and the Company. The consolidated complaint filed in the action alleges on behalf of the class that the defendants made misstatements and omissions regarding (i) the relationship between Tower and a major customer and (ii) Tower's process development efforts in connection therewith, in violation of certain U.S. Federal securities laws.

    In January, 1999, Tower and the other defendants in the action entered into a stipulation settling the action for $16,275, all of which will be covered by insurance policies covering Tower and the other defendants. Tower and the other defendants have denied any wrongdoing in connection with the action. Tower will incur certain costs associated with the defense of the action, which costs are not expected to materially exceed amounts previously accrued by Tower in connection with the action. The settlement is subject to court approval.

    Tower has recently been separately approached by two parties alleging that Tower is infringing on certain semiconductor production patents owned by such parties and requesting that Tower enter into negotiations for a royalty-bearing license for the use of the technology covered by such patents. Tower is presently assessing these allegations and is engaged in discussions to determine whether there is any merit to their claims. In addition, Tower is assessing if and to what extent Tower may be able to seek indemnification from third parties for all or part of any royalties or other amounts which may be paid or payable by the Company in connection with these claims. Tower and the Company are unable to determine at this time with any certainty the ultimate outcome of the aforementioned matter or its effect, if any, on Tower's and the Company's financial condition, operating results and business.

(E) EMPLOYEE RETIREMENT SAVINGS PLAN

    The Company sponsors a tax deferred retirement savings plan that permits eligible U.S. employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. No discretionary contributions were made for the years ended December 31, 1996, 1997 and 1998.

(F) LETTERS OF CREDIT

    The Company has contingent obligations for letters of credit of approximately $134 expiring in 1999 and 2000.

NOTE 15-SHAREHOLDERS' EQUITY

(A) STOCK OPTION PLANS

    The Company's stock option plans provide for the granting to officers, directors and other key employees of options to purchase shares of common stock at not less than 85% of market value on the date of grant. The purchase price must be paid in cash. To date, the Company has issued options under the

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15-SHAREHOLDERS' EQUITY (CONTINUED) plans at market value. All options expire within five to ten years from the date of the grant. The options generally vest over a two to three year period from the date of grant of the option. The total authorized number of options under the various plans is 2,000,000, and the number remaining available for issuance is 402,350.

    A summary of the status of the Company's option plans as of December 31, 1996, 1997 and 1998, as well as changes during each of the years then ended, is presented below:

                                                    1996                     1997                     1998
                                           -----------------------  -----------------------  -----------------------
                                                        WEIGHTED                 WEIGHTED                 WEIGHTED
                                                         AVERAGE                  AVERAGE                  AVERAGE
                                           NUMBER OF    EXERCISE      NUMBER    OF EXERCISE  NUMBER OF    EXERCISE
                                            OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
                                           ----------  -----------  ----------  -----------  ----------  -----------

                                              (IN                      (IN                      (IN
                                            SHARES)                  SHARES)                  SHARES)
Outstanding at beginning of year.........   1,361,567   $    6.70    1,423,492   $    6.60    1,456,067   $    6.57
Granted..................................     226,500   $    5.90       53,500   $    5.82       95,000   $    3.49
Exercised................................     (17,875)  $    5.89       --          --          (10,000)  $    5.50
Forfeited................................    (146,700)  $    6.38      (20,925)  $    6.38      (42,350)  $    6.02
                                           ----------               ----------               ----------
Outstanding at end of year...............   1,423,492   $    6.60    1,456,067   $    6.57    1,498,717   $    6.39
                                           ----------               ----------               ----------
                                           ----------               ----------               ----------
Exercisable at end of year...............     826,601   $    6.61    1,162,816   $    6.66    1,309,050   $    6.64
                                           ----------               ----------               ----------
                                           ----------               ----------               ----------

                                                         OUTSTANDING AS OF                      EXERCISABLE AS OF
                                                         DECEMBER 31, 1998                      DECEMBER 31, 1998
                                         -------------------------------------------------  -------------------------
                                                                               WEIGHTED                   WEIGHTED
                                                            WEIGHTED            AVERAGE                    AVERAGE
                                           NUMBER       AVERAGE REMAINING      EXERCISE       NUMBER      EXERCISE
       RANGE OF EXERCISE PRICES          OUTSTANDING    CONTRACTUAL LIFE         PRICE      EXERCISABLE     PRICE
---------------------------------------  -----------  ---------------------  -------------  ----------  -------------

                                                                                               (IN
                                         (IN SHARES)       (IN YEARS)                        SHARES)
$2.44-2.94.............................      62,500               6.7          $    2.76            --           --
$4.50-5.88.............................     270,000               3.0          $    5.58       167,833    $    5.65
$6.06-7.88.............................   1,136,217               3.9          $    6.66     1,111,217    $    6.67
$11.13.................................      30,000               6.7          $   11.13        30,000    $   11.13
                                         -----------                                        ----------
                                          1,498,717                            $    6.39     1,309,050    $    6.64
                                         -----------                                        ----------
                                         -----------                                        ----------

    The weighted average grant-date fair value of the 226,500, 53,500 and 95,000 options granted during 1996, 1997 and 1998, respectively, amounted to $3.56, $5.24 and $1.65 per option, respectively. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

                                                              1996        1997        1998
                                                           ----------  ----------  ----------
Risk-free interest rate..................................       6.30%       6.00%       5.00%
Expected life of options.................................   5.9 years   5.9 years   6.6 years
Expected annual volatility...............................         59%         47%         39%
Expected dividend yield..................................        none        none        none

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15-SHAREHOLDERS' EQUITY (CONTINUED)
    Had compensation cost for the Company's option plans been determined based on fair value at the grant dates for awards made in 1996, 1997 and 1998 under such plans in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1996        1997        1998
                                                              ---------  ----------  ----------
Net loss-as reported........................................  $  (2,480) $  (10,444) $  (12,944)
Pro forma net loss..........................................     (3,427)    (10,566)    (13,010)
Basic net loss per share-as reported........................      (0.34)      (1.42)      (1.75)
Pro forma net loss per share................................      (0.47)      (1.44)      (1.77)
Diluted net loss per share-as reported......................      (0.34)      (1.42)      (1.75)
Pro forma diluted net loss per share........................      (0.47)      (1.44)      (1.77)

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

                                              1996                            1997                            1998
                                 ------------------------------  ------------------------------  ------------------------------
                                              WEIGHTED AVERAGE                WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                  NUMBER OF       EXERCISE        NUMBER OF       EXERCISE        NUMBER OF       EXERCISE
                                   OPTIONS          PRICE          OPTIONS          PRICE          OPTIONS          PRICE
                                 -----------  -----------------  -----------  -----------------  -----------  -----------------

                                 (IN SHARES)                     (IN SHARES)                     (IN SHARES)
Outstanding at beginning of
  year.........................     433,825       $    9.06         433,825       $    9.06         197,500       $   10.18
Granted........................          --              --              --              --              --              --
Exercised......................          --              --              --              --              --              --
Forfeited......................          --              --        (236,325)      $    8.13              --              --
                                 -----------                     -----------                     -----------
Outstanding at end of year.....     433,825       $    9.06         197,500       $   10.18         197,500       $   10.18
                                 -----------                     -----------                     -----------
                                 -----------                     -----------                     -----------

(C) STOCK AWARDS

    In March 1996, the Company granted 100,000 shares of common stock to its Chief Executive Officer. The shares vest over a three-year period. Deferred compensation in the aggregate amount of $587 was recorded against additional paid-in capital at the date of grant, of which $150, $196 and $196 was amortized to compensation expense during 1996, 1997 and 1998, respectively.

    In August 1998, the Company granted 155,000 shares of common stock to its Chief Executive Officer. The shares generally vest over a two-year period, except that the vesting of 20,000 of the shares may be

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15-SHAREHOLDERS' EQUITY (CONTINUED) delayed until additionally certain performance goals have been met. These performance goals have not been met since the date of grant. Deferred compensation in the aggregate amount of $436 was recorded against additional paid-in capital at the date of grant, of which $109 was amortized to compensation expense during 1998.

(D) STOCK REPURCHASE PROGRAM

    In August 1998, the Company's Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock. During 1998, the Company purchased 150,630 of its own shares and now owns in the aggregate, including shares it owned prior to the 1998 purchase authorization, 490,262 of its own shares.

(E) OTHER

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

    If any person ("Acquiring Person") becomes the beneficial owner of 15% or more of the Company's common stock, other than pursuant to a tender or exchange offer for all outstanding shares of the Company approved by a majority of the Company's independent directors, then, subject to certain exceptions set forth in the rights plan, each right not owned by the Acquiring Person or related parties will entitle its holder to purchase, at the right's then current exercise price, shares of the Company's common stock (or in certain circumstances, as determined by the Board of Directors, cash, other property or other securities) having a value of twice the right's then current exercise price. The Company will generally be entitled to redeem the rights at one half of one cent per right at any time until 10 days (subject to extension) following a public announcement that a 15% position has been acquired. The rights plan will expire in March 2006.

NOTE 16-RELATED PARTY BALANCES AND TRANSACTIONS

    Other assets include a loan, bearing interest at an annual rate of 7%, to its Chief Executive Officer. The balance of this loan, including interest, was approximately $650 and $612, at December 31, 1997 and 1998, respectively. Such loan is repayable in installments over a period of five years. Other assets also include a non-interest bearing loan of $357 and $80, at December 31, 1997 and 1998, respectively, made to an executive officer of the Company, who resigned from his position at December 31, 1998. The Company paid consulting and other fees to directors of $85, $45 and $80 for the years ended December 31, 1996, 1997 and 1998, respectively. Sales for the year ended December 31, 1996 included $102 to an affiliate. No sales to affiliates were made in 1997 and 1998. Approximately $66 and $92 received from an affiliate for

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16-RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED) expense reimbursement during the years ended December 31, 1997 and 1998 was reflected as a reduction of selling, general and administrative expenses. No amount was received in 1996. The Company paid legal fees for services rendered and out-of-pocket disbursements to a firm in which a related party is a principal, of approximately $450, $401 and $410 for the years ended December 31, 1996, 1997 and 1998, respectively. Approximately $117 and $66, included in other current liabilities, was owed to this firm as of December 31, 1997 and 1998, respectively. The Company paid the director of operations of one of its subsidiaries, who is the son of the Company's Chief Executive Officer, approximately $122 in 1998.

NOTE 17-GAIN ON SALE OF DIVISION

    In April 1998 the Company sold certain assets and the technology related to its help desk software segment for approximately $6,595. The Company recognized a gain of approximately $5,998 before taxes in the second quarter of 1998 in connection with this transaction.

NOTE 18-INCOME TAXES

(A) COMPOSITION

    Income taxes consist of the following:

                                                                           YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------
                                                                        1996       1997        1998
                                                                      ---------  ---------     -----
Current:
  Federal...........................................................  $       8  $      (4)  $      --
  State and local...................................................         --        161          (8)
  Foreign...........................................................        418        716          52
                                                                      ---------  ---------         ---
                                                                            426        873          44
                                                                      ---------  ---------         ---
Deferred:
  Federal...........................................................       (677)     1,853          --
  State and local...................................................       (187)       218          (9)
  Foreign...........................................................      2,579        563          --
                                                                      ---------  ---------         ---
                                                                          1,715      2,634          (9)
                                                                      ---------  ---------         ---
                                                                      $   2,141  $   3,507   $      35
                                                                      ---------  ---------         ---
                                                                      ---------  ---------         ---

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 18-INCOME TAXES (CONTINUED)

(B) EFFECTIVE INCOME TAX RATES

    Set forth below is a reconciliation between the Federal tax rate and the Company's effective income tax rates:

                                                                               YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------
                                                                           1996         1997         1998
                                                                        -----------  -----------  -----------
Statutory Federal rates...............................................         34%          34%          34%
Increase (decrease) in income tax rate resulting from:
  Israeli operations-net impact of Israeli statutory rate and special
    deduction.........................................................         (10)          (3)          --
  Non-deductible expenses.............................................           2           (1)         (18)
  State and local income taxes-net....................................          (4)           9            1
  Net operating loss carryforward.....................................          (1)          --           (2)
  Other...............................................................           2           (5)          (1)
  Increase in valuation allowance.....................................           1          (62)         (14)
                                                                             -----        -----        -----
Effective income tax rates............................................         24%          (28)%         0%
                                                                             -----        -----        -----
                                                                             -----        -----        -----

(C) ANALYSIS OF DEFERRED TAX ASSETS (LIABILITIES)

    Deferred tax assets (liabilities) consist of the following:

                                                                                                 AS OF DECEMBER 31,
                                                                                                --------------------
                                                                                                  1997       1998
                                                                                                ---------  ---------
Accelerated depreciation for tax purposes.....................................................  $     (50) $     (14)
Intangible asset basis differences............................................................        (93)         1
Nondeductible accrued expenses................................................................       (661)        32
Net operating and capital loss carryforwards..................................................      9,883      9,928
Foreign tax credit carryforwards..............................................................        241        241
                                                                                                ---------  ---------
                                                                                                    9,320     10,188
Valuation allowance...........................................................................     (9,320)   (10,188)
                                                                                                ---------  ---------
Net deferred tax asset (liability)............................................................  $       0  $       0
                                                                                                ---------  ---------
                                                                                                ---------  ---------

    Due to the history of losses in the Company's operations, a valuation allowance has been established against all deferred tax assets. The valuation allowance relates principally to net operating loss and capital loss carryforwards and Federal foreign tax credit carryforwards.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 18-INCOME TAXES (CONTINUED)
(D) SUMMARY OF TAX LOSS AND CREDIT CARRYFORWARDS

    As of December 31, 1998, the Company had various tax loss and credit carryforwards which expire as follows:

                                                                          NET OPERATING LOSS
                                                                    -------------------------------   FEDERAL FOREIGN
EXPIRATION                                                           FEDERAL     STATE     FOREIGN      TAX CREDIT
------------------------------------------------------------------  ---------  ---------  ---------  -----------------
2001..............................................................         --         --         --      $     241
2003-2004.........................................................         --  $   6,504         --             --
2008-2009.........................................................  $   2,758         --         --             --
2010-2011.........................................................      2,841         --         --             --
2012-2013.........................................................      9,302      9,947         --             --
Unlimited.........................................................         --         --  $   8,900             --
                                                                    ---------  ---------  ---------          -----
      Total.......................................................  $  14,901  $  16,451  $   8,900      $     241
                                                                    ---------  ---------  ---------          -----
                                                                    ---------  ---------  ---------          -----

(E) COMPOSITION OF INCOME BEFORE INCOME TAXES

    Composition of income before income taxes is as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     1996        1997       1998
                                                                                   ---------  ----------  ---------
Income (loss) before income taxes:
  Domestic.......................................................................  $  (4,128) $  (11,206) $  (7,501)
  Foreign........................................................................     13,255      (1,287)    (2,429)
                                                                                   ---------  ----------  ---------
                                                                                   $   9,127  $  (12,493) $  (9,930)
                                                                                   ---------  ----------  ---------
                                                                                   ---------  ----------  ---------

(F) OTHER

    As of December 31, 1997 and 1998, the aggregate unrecognized deferred tax liability related to investments in foreign subsidiaries that are essentially permanent in duration amounted to approximately $933 and $21, respectively.

NOTE 19-SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(A) GENERAL INFORMATION

    The Company has five reportable segments: computer consulting services, value added reseller ("VAR") computer hardware, data communications solutions for utilities, help desk software and multimedia entertainment software. The computer consulting services and systems segment provides computer software and systems consulting and development services, primarily to high-technology customers in Israel and the United States. The VAR computer hardware segment sells and services comprehensive PC-based computer hardware/software/networking solutions. The data communications solutions segment develops and markets interactive real-time communications solutions targeted for the utilities market. The help desk software segment, which provided solutions for the help desk market, was sold in 1998. The multimedia entertainment software segment, which consisted of the Company's Cybrcard multimedia entertainment products, suspended operating activity in the first quarter of 1998.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 19-SEGMENT REPORTING AND GEOGRAPHIC INFORMATION (CONTINUED)
    The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Similar operating segments that operate in different countries are managed separately, and, in accordance with the provisions of SFAS 131, the Company has aggregated similar operating segments into one reportable segment.

(B) INFORMATION ABOUT PROFIT OR LOSS AND ASSETS

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the profit or loss from operations before income taxes not including nonrecurring gains and losses.

    The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company does not systematically allocate assets to the divisions of the subsidiaries constituting its consolidated group, unless the division constitutes a significant operation. Accordingly, where a division of a subsidiary constitutes a segment that does not meet the quantitative thresholds of FAS 131, depreciation expense is recorded against the operations of such segment, without allocating the related depreciable assets to that segment. However, where a division of a subsidiary constitutes a segment that does meet the quantitative thresholds of FAS 131, related depreciable assets, along with other identifiable assets, are allocated to such division.

    The following table represents segmented data for the year ended December 31, 1998:

                                        COMPUTER        VAR           DATA                       MULTIMEDIA
                                       CONSULTING    COMPUTER     COMMUNICATION    HELP DESK    ENTERTAINMENT
                                        SERVICES     HARDWARE     FOR UTILITIES    SOFTWARE       SOFTWARE       OTHER(*)
                                       -----------  -----------  ---------------  -----------  ---------------  -----------
Year ended December 31, 1998:
Revenues from external customers.....   $  18,640    $  16,374      $     212      $     785      $     152      $     972
Intersegment revenues................         124           22             --             --            159             --
Interest revenue.....................          57           --             --             --             --             --
Interest expense.....................         235            9              2             --             --             --
Depreciation and amortization........         458           45            359             --             20             52
Segment profit.......................       5,742        1,514         (3,428)        (1,352)          (663)          (294)
Sale of division (Note 17)...........       5,998           --             --             --             --             --
Loss on note (Note 5)................         418           --             --             --             --             --
Equity in net income of investees....        (198)          --             --             --             --             --
Income tax expense (benefit).........          20          (43)            --             --             --             --
Segment assets.......................       7,796        3,659          1,544             --             26             --
Expenditures for segment assets......         301           30            591             --             --             --


                                         TOTAL
                                       ---------
Year ended December 31, 1998:
Revenues from external customers.....  $  37,135
Intersegment revenues................        305
Interest revenue.....................         57
Interest expense.....................        246
Depreciation and amortization........        934
Segment profit.......................      1,519
Sale of division (Note 17)...........      5,998
Loss on note (Note 5)................        418
Equity in net income of investees....       (198)
Income tax expense (benefit).........        (23)
Segment assets.......................     13,025
Expenditures for segment assets......        922

------------------------

(*) Represents two operating segments below the quantitative thresholds of FAS
    131, a VAR software operation in Israel and an Internet database venture.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 19-SEGMENT REPORTING AND GEOGRAPHIC INFORMATION (CONTINUED)
    Prior period data is presented in the following table, which reflects the same format as in prior years. The Company is not presenting prior period data in accordance to the provisions of FAS 131, as it would be impracticable to do so. The data for each business segment is presented in this table according to geographical location of the operating facilities. General corporate expenses are included with selling, general and administrative expenses in the statements of operations.

                                                       COMPUTER SEGMENT
                                       ------------------------------------------------
                                                              ADJUSTMENTS      TOTAL     SEMICONDUCTOR   CORPORATE
                                                   UNITED         AND        COMPUTER       SEGMENT       UNITED
                                        ISRAEL     STATES    ELIMINATIONS     SEGMENT       ISRAEL        STATES       TOTAL
                                       ---------  ---------  -------------  -----------  -------------  -----------  ----------
Year ended December 31, 1996(*):
Total sales..........................  $  13,424  $  21,045    $    (599)    $  33,870     $  97,885            --   $  131,755
Intercompany sales...................        (77)      (522)         599            --            --            --           --
                                       ---------  ---------        -----    -----------  -------------  -----------  ----------
Net sales............................     13,347     20,523           --        33,870        97,885            --      131,755
Operating income (loss)(**)..........     (1,245)    (3,058)          --        (4,303)       11,268        (1,550)       5,415
Identifiable assets..................     10,526      6,894           --        17,420        65,889        14,509       97,818
Depreciation and amortization........        629        907           --         1,536        15,243            50       16,829
Capital expenditures.................        557      1,326           --         1,883        50,565           110       52,558

Year ended December 31, 1997(*):
Total sales..........................  $  14,346  $  25,593    $    (354)    $  39,585            --     $     411   $   39,996
Intercompany.........................         --       (354)         354            --            --            --           --
                                       ---------  ---------        -----    -----------  -------------  -----------  ----------
Net sales............................     14,346     25,239           --        39,585            --           411       39,996
Operating (loss).....................     (1,482)    (8,933)          --       (10,415)           --        (2,220)     (12,635)
Identifiable assets..................     10,351      6,263           --        16,614        68,649         7,103       92,366
Depreciation and amortization........        466        958           --         1,424            --            55        1,479
Capital expenditures.................        324        535           --           859            --             3          862

------------------------

 (*) See Note 2.

(**) The Company also operated in 1996 in the Computer segment via an affiliate in the United States that was engaged in the development and production of multimedia entertainment software. The Company's share in the affiliate's losses (reflected in equity in affiliates in the statement of operations) amounted to $1,600 in 1996. The affiliate was consolidated in 1997 and 1998.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 19-SEGMENT REPORTING AND GEOGRAPHIC INFORMATION (CONTINUED)
(C) RECONCILIATIONS

    The following tables represent data for the year ended December 31, 1998 (for prior period data, see b. above):

  REVENUES

  Total revenues for reportable segments..........................  $  36,163
  Other operational segment revenues..............................        972
  Revenue from management fee derived by non-operating segment
  (corporate headquarters)........................................        360
                                                                    ---------
  Total consolidated revenues.....................................  $  37,495
                                                                    ---------
                                                                    ---------

  PROFIT OR LOSS

  Total profit for reportable segments............................  $   1,813
  Other operational segment loss..................................       (294)
  Unallocated amounts: Net loss of corporate headquarters(*)......    (14,463)
                                                                    ---------
  Total consolidated net loss.....................................  $ (12,944)
                                                                    ---------
                                                                    ---------

  ASSETS

  Total assets for reportable segments............................  $  13,025
  Unallocated amounts: Net assets of corporate headquarters(**)...     60,219
                                                                    ---------
  Total consolidated assets.......................................  $  73,244
                                                                    ---------
                                                                    ---------

------------------------

 (*) Includes Tower writedown of $6,103 (see Note 7b), equity in losses of Tower
     (net of minority interest) of $3,710, and a one-time loss accrual for bank guarantees and writeoffs related to an affiliate of $1,391 (see Note 11).

(**) Includes Tower investment of $56,155 (see Note 7).

                                                            SEGMENT                   CONSOLIDATED
                                                            TOTALS      ADJUSTMENTS      TOTALS
                                                          -----------  -------------  -------------

  OTHER SIGNIFICANT ITEMS

  Depreciation and amortization.........................   $     934     $     158      $   1,092
  Expenditures for assets...............................         922             7            929
  Gain on sale of division..............................       5,998        --              5,998
  Equity in net income of investees.....................        (198)       (3,710)        (3,908)

    The reconciling items are all corporate headquarters data, which are not included in the segment information. Note that the reconciling item to adjust equity in net income of investees is the Company's share of Tower's loss in 1998. None of the other adjustments are significant.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 19-SEGMENT REPORTING AND GEOGRAPHIC INFORMATION (CONTINUED)
(D) GEOGRAPHIC INFORMATION

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 1996      1997(*)    1998(*)
                                                              ----------  ---------  ---------
Revenues attributable to countries based
  on location of customer:
Israel......................................................  $   12,061  $  12,769  $  14,637
United States...............................................      62,438     27,164     22,858
Far East....................................................      56,773         --         --
Europe......................................................         483         63         --
                                                              ----------  ---------  ---------
                                                              $  131,755  $  39,996  $  37,495
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

------------------------

(*) See Note 2.

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                                      1998
                                                                                  -------------
Long-lived assets located in the following countries:
Israel..........................................................................    $   1,393
United States...................................................................        2,055
                                                                                       ------
                                                                                    $   3,448
                                                                                       ------
                                                                                       ------

(E) MAJOR CUSTOMERS

       REVENUES FROM MAJOR                                CONSOLIDATED SALES
            CUSTOMERS                                  YEAR ENDED DECEMBER 31,
---------------------------------  ----------------------------------------------------------------
  CUSTOMER          SEGMENT                1996                  1997                  1998
-------------  ------------------  --------------------  --------------------  --------------------
          A        Semiconductors  $  65,599       49.8%        --(*)        --        --(*)        --
          B          VAR Hardware      1,541        1.2  $   4,617       11.5% $   5,930       15.8%
          C          VAR Hardware      3,410        2.6      4,273       10.7      4,470       11.9
                                   ---------        ---  ---------        ---  ---------        ---
                                   $  80,266       61.0% $   8,890       22.2% $  10,400       27.7%
                                   ---------        ---  ---------        ---  ---------        ---
                                   ---------        ---  ---------        ---  ---------        ---

------------------------

(*) See Note 2.

NOTE 20-FINANCIAL INSTRUMENTS

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

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 20-FINANCIAL INSTRUMENTS (CONTINUED)
    In accordance with SFAS Nos. 105, 107, and 119, the Company makes certain disclosures with regard to financial instruments, including derivatives. These disclosures include, among other matters, the nature and terms of derivative transactions, information about significant concentrations of credit risk, and the fair value of financial assets and liabilities.

(B) FORWARD EXCHANGE AGREEMENTS

    The Company, through Tower, has entered into forward exchange agreements to manage exposure from equipment purchase commitments denominated in Japanese yen. These transactions qualified for hedge accounting in accordance with generally accepted accounting principles and, accordingly, the results of such transactions have been recorded concurrently with the realization of the related items (i.e., receipt of the equipment and payment of the related liability). Although the Company has retained effective control of Tower, as of the end of 1996 the Company no longer maintained voting control of Tower and, therefore, ceased to consolidate Tower's balance sheet as of December 31, 1996. The Company does not hold or issue derivative financial instruments for trading purposes.

(C) PRESENTATION OF FOREIGN EXCHANGE TRANSACTIONS IN THE FINANCIAL STATEMENTS

    Losses recognized on forward exchange transactions amounted to $3,598 for 1996. Of this amount, $3,002 was capitalized to property and equipment; and the remaining amount of $596 was reflected in interest expense. No such transactions are reflected for 1997 and 1998. See Note 2.

(D) FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair values are estimated for financial instruments included in current assets and current liabilities at book value, due to the short maturity of such instruments. Fair value for long-term debt is estimated based on the current rates offered to the Company for debt with the same remaining maturities. Fair value of long-term equity marketable investments is estimated based on market value. The estimation of fair value for non-marketable long-term equity investments (book value of $335 as of December 31, 1998) was not practicable, although the Company believes that the estimated fair value of such financial instruments was not materially different from their book value. See Note 7b for information regarding the book and fair market value of the Company's investment in Tower and for a description of the recorded impairment arising with respect to such investment. See Note 3 for information regarding the book and fair market value of the Company's investment in the Mofet Fund and for a description of the unrealized mark-to-market gain arising with respect to such investment.

(E) CONCENTRATIONS OF CREDIT RISK

    The Company is subject to credit risk through its trade receivables. As of December 31, 1998, approximately 10% of the trade accounts receivable were due from a major Israel government-owned company which, despite experiencing financial difficulties, continues to pay its trade receivables over extended credit periods. Approximately 20% of the trade accounts receivable were due from a U.S. customer that continues to pay its trade receivables over usual credit periods. The remaining balance consists primarily of receivables from various customers.

NOTE 21-FOURTH QUARTER ADJUSTMENT

    During the fourth quarter of 1998, since the decline in the market price of Tower has been determined to be other than temporary, the Company recorded a writedown to market value of $6,103 with respect to its Tower investment. See
Note 7b for additional information.

                                AUDITORS' REPORT
                             TO THE SHAREHOLDERS OF
                            TOWER SEMICONDUCTOR LTD.

    We have audited the accompanying consolidated balance sheets of Tower Semiconductor Ltd. ("the Company") and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, in accordance with generally accepted accounting principles in Israel. As applicable to these financial statements, such accounting principles are substantially identical in all material respects to generally accepted accounting principles in the United States, except as indicated in Note 18.

Brightman Bar-Levav Friedman & Co.
Certified Public Accountants
Tel Aviv, Israel
January 26, 1999

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                                 AS OF DECEMBER 31,
                                                                                               ----------------------
                                                                                      NOTE        1998        1997
                                                                                    ---------  ----------  ----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.......................................................             $    7,320  $    4,792
  Short-term interest-bearing deposits............................................     11          31,962      53,046
  Marketable debt securities......................................................      3          25,160      26,207
  Trade accounts receivable (net of allowance for doubtful accounts of $530 in
    1998).........................................................................    9,14          5,249      11,008
  Other receivables...............................................................      4           3,792       6,974
  Inventories.....................................................................      5           9,839      12,432
  Other current assets............................................................                  1,963       1,279
                                                                                               ----------  ----------
    Total current assets..........................................................                 85,285     115,738
                                                                                               ----------  ----------
LONG-TERM INVESTMENTS.............................................................      6           6,333       2,610
                                                                                               ----------  ----------
PROPERTY AND EQUIPMENT, NET.......................................................    7,11         88,429      99,216
                                                                                               ----------  ----------
      TOTAL ASSETS................................................................             $  180,047  $  217,564
                                                                                               ----------  ----------
                                                                                               ----------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt.................................................................      8      $       21  $      308
  Trade accounts payable..........................................................                 11,713      13,124
  Current portion of long-term liability in respect of customer advances..........     16           4,560       5,450
  Due to related parties..........................................................      9              42         207
  Other current liabilities.......................................................     10           2,912       5,724
                                                                                               ----------  ----------
    Total current liabilities.....................................................                 19,248      24,813
LONG-TERM DEBT....................................................................     11          12,127      12,117
LONG-TERM LIABILITY IN RESPECT OF CUSTOMER ADVANCES...............................     16           1,076       3,340
OTHER LIABILITIES.................................................................     12           4,271      10,413
COMMITMENTS AND CONTINGENCIES.....................................................     16
                                                                                               ----------  ----------
    Total liabilities.............................................................                 36,722      50,683
                                                                                               ----------  ----------
SHAREHOLDERS' EQUITY
  Ordinary shares, NIS 1 par value--authorized 30,000,000 shares; issued and
    outstanding 13,241,502 and 13,235,360 shares, respectively....................     13           4,324       4,323
  Additional paid-in capital......................................................                138,354     138,013
  Shareholder receivables and unearned compensation...............................                   (981)       (736)
  Retained earnings...............................................................                  9,737      25,281
                                                                                               ----------  ----------
                                                                                                  151,434     166,881
  Treasury stock, at cost--1,157,500 shares.......................................     13          (8,109)         --
                                                                                               ----------  ----------
    Total shareholders' equity....................................................                143,325     166,881
                                                                                               ----------  ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................             $  180,047  $  217,564
                                                                                               ----------  ----------
                                                                                               ----------  ----------

                See notes to consolidated financial statements.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------
                                                                          NOTE        1998        1997       1996
                                                                        ---------  ----------  ----------  ---------
SALES.................................................................    14,16    $   69,637  $  125,917  $  97,885
COST OF SALES.........................................................                 76,781      89,556     75,727
                                                                                   ----------  ----------  ---------
    GROSS PROFIT (LOSS)...............................................                 (7,144)     36,361     22,158
                                                                                   ----------  ----------  ---------
OPERATING COSTS AND EXPENSES
  Research and development, net.......................................     16           8,107       7,271      4,062
  Marketing, general and administrative...............................      9           8,747       8,550      7,001
  Other expenses......................................................      7              --         400      1,443
                                                                                   ----------  ----------  ---------
                                                                                       16,854      16,221     12,506
                                                                                   ----------  ----------  ---------
    OPERATING INCOME (LOSS)...........................................                (23,998)     20,140      9,652
FINANCING INCOME, NET.................................................                  2,741       2,452      2,661
GAIN FROM SALE OF EQUIPMENT...........................................                     13         615         --
                                                                                   ----------  ----------  ---------
    INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT).......................                (21,244)     23,207     12,313
INCOME TAXES (BENEFIT)................................................     15          (5,700)      4,036      2,299
                                                                                   ----------  ----------  ---------
      NET INCOME (LOSS)...............................................             $  (15,544) $   19,171  $  10,014
                                                                                   ----------  ----------  ---------
                                                                                   ----------  ----------  ---------
BASIC EARNINGS (LOSS) PER ORDINARY SHARE
  Earnings (loss) per share...........................................             $    (1.18) $     1.45  $    0.76
                                                                                   ----------  ----------  ---------
                                                                                   ----------  ----------  ---------
  Net income (loss) used to compute basic earnings (loss) per share...             $  (15,544) $   19,171  $  10,014
                                                                                   ----------  ----------  ---------
                                                                                   ----------  ----------  ---------
  Weighted average number of ordinary shares outstanding--in
    thousands.........................................................                 13,137      13,235     13,205
                                                                                   ----------  ----------  ---------
                                                                                   ----------  ----------  ---------
DILUTED EARNINGS PER ORDINARY SHARE
  Earnings per share..................................................                         $     1.38
                                                                                               ----------
                                                                                               ----------
  Net income used to compute diluted earnings per share...............                         $   19,225
                                                                                               ----------
                                                                                               ----------
  Weighted average number of ordinary shares outstanding--in
    thousands.........................................................                             13,945
                                                                                               ----------
                                                                                               ----------

                See notes to consolidated financial statements.

                            TOWER SEMICONDUCTOR LTD.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                           SHAREHOLDER
                                                                                           RECEIVABLES
                                                         ORDINARY SHARES      ADDITIONAL       AND
                                                     -----------------------   PAID-IN      UNEARNED     RETAINED   TREASURY
                                                        SHARES      AMOUNT     CAPITAL    COMPENSATION   EARNINGS     STOCK
                                                     ------------  ---------  ----------  -------------  ---------  ---------
BALANCE--JANUARY 1, 1996...........................    13,205,450  $   4,314  $  138,063    $  (1,165)   $  29,139  $      --
  Cancellation of unearned compensation in respect
    of non-vested options, net.....................                                 (121)         121
  Amortization of unearned compensation............                                               183
  Expenses connected with issuance of employee
    share options..................................                                 (155)
  Cash dividend paid...............................                                                        (19,808)
  Net income.......................................                                                         10,014
                                                     ------------  ---------  ----------  -------------  ---------  ---------
BALANCE--DECEMBER 31, 1996.........................    13,205,450      4,314     137,787         (861)      19,345         --
  Exercise of share options........................        29,910          9         290
  Cancellation of unearned compensation in respect
    of non-vested options, net.....................                                  (39)          39
  Amortization of unearned compensation............                                                86
  Expenses connected with issuance of employee
    share options..................................                                  (25)
  Cash dividend paid...............................                                                        (13,235)
  Net income.......................................                                                         19,171
                                                     ------------  ---------  ----------  -------------  ---------  ---------
BALANCE--DECEMBER 31, 1997.........................    13,235,360      4,323     138,013         (736)      25,281         --
  Exercise of share options........................         6,142          1          50
  Cancellation of unearned compensation in respect
    of non-vested options, net.....................                                  291         (291)
  Amortization of unearned compensation............                                                46
  Purchase of treasury stock.......................                                                                    (8,109)
  Net loss.........................................                                                        (15,544)
                                                     ------------  ---------  ----------  -------------  ---------  ---------
BALANCE--DECEMBER 31, 1998.........................    13,241,502  $   4,324  $  138,354    $    (981)   $   9,737  $  (8,109)
                                                     ------------  ---------  ----------  -------------  ---------  ---------
                                                     ------------  ---------  ----------  -------------  ---------  ---------


                                                       TOTAL
                                                     ----------
BALANCE--JANUARY 1, 1996...........................  $  170,351
  Cancellation of unearned compensation in respect
    of non-vested options, net.....................          --
  Amortization of unearned compensation............         183
  Expenses connected with issuance of employee
    share options..................................        (155)
  Cash dividend paid...............................     (19,808)
  Net income.......................................      10,014
                                                     ----------
BALANCE--DECEMBER 31, 1996.........................     160,585
  Exercise of share options........................         299
  Cancellation of unearned compensation in respect
    of non-vested options, net.....................          --
  Amortization of unearned compensation............          86
  Expenses connected with issuance of employee
    share options..................................         (25)
  Cash dividend paid...............................     (13,235)
  Net income.......................................      19,171
                                                     ----------
BALANCE--DECEMBER 31, 1997.........................     166,881
  Exercise of share options........................          51
  Cancellation of unearned compensation in respect
    of non-vested options, net.....................          --
  Amortization of unearned compensation............          46
  Purchase of treasury stock.......................      (8,109)
  Net loss.........................................     (15,544)
                                                     ----------
BALANCE--DECEMBER 31, 1998.........................  $  143,325
                                                     ----------
                                                     ----------

                See notes to consolidated financial statements.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  -----------
CASH FLOWS--OPERATING ACTIVITIES
  Net income (loss)..........................................................  $  (15,544) $   19,171  $    10,014
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Income and expense items not involving cash flows:
      Depreciation and amortization..........................................      25,414      23,648       17,515
      Deferred income taxes (benefit)........................................      (5,700)      4,036        2,299
      Gain from sale of equipment............................................         (13)       (615)          --
      Earnings on marketable debt securities.................................      (1,394)     (1,637)      (2,959)
    Changes in assets and liabilities:
      Decrease in trade accounts receivable..................................       5,759          86        2,408
      Decrease (increase) in other receivables and other current assets......         923      (1,156)       2,207
      Decrease (increase) in inventories.....................................       2,593       1,857       (1,082)
      Increase (decrease) in trade accounts payable..........................         276       1,923       (2,895)
      Decrease in due to related parties.....................................        (165)       (207)        (239)
      Increase (decrease) in other current liabilities.......................      (3,050)      1,803       (1,074)
      Decrease in liability in respect of customer advances, net.............      (3,154)     (8,824)      (1,439)
      Increase (decrease) in other long-term liabilities.....................        (762)        577          117
                                                                               ----------  ----------  -----------
        Net cash provided by operating activities............................       5,183      40,662       24,872
                                                                               ----------  ----------  -----------
CASH FLOWS--INVESTING ACTIVITIES
  Investments in property and equipment......................................     (20,878)    (29,390)     (84,475)
  Investment grants received.................................................       6,685      13,041       30,800
  Proceeds from sale of equipment............................................          69         766           --
  Decrease (increase) in deposits............................................      21,113     (25,978)      (1,684)
  Investments in marketable debt securities..................................     (35,648)    (48,836)    (109,951)
  Proceeds from realization of marketable debt securities....................      38,089      57,876      151,736
  Long-term investments......................................................      (3,750)     (2,000)          --
                                                                               ----------  ----------  -----------
        Net cash provided by (used in) investing activities..................       5,680     (34,521)     (13,574)
                                                                               ----------  ----------  -----------
CASH FLOWS--FINANCING ACTIVITIES
  Proceeds from exercise of share options....................................          51         299           --
  Share option plan and share issuance expenses..............................          --         (25)        (155)
  Repayment of liability in respect of customer advances.....................          --          --       (2,250)
  Increase (decrease) in short-term debt.....................................        (294)         86       (1,641)
  Increase in long-term debt.................................................          17          67           --
  Purchase of treasury stock.................................................      (8,109)         --           --
  Cash dividend paid.........................................................          --     (13,235)     (19,808)
                                                                               ----------  ----------  -----------
        Net cash used in financing activities................................      (8,335)    (12,808)     (23,854)
                                                                               ----------  ----------  -----------
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................       2,528      (6,667)     (12,556)
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR.................................       4,792      11,459       24,015
                                                                               ----------  ----------  -----------
      CASH AND CASH EQUIVALENTS--END OF YEAR.................................  $    7,320  $    4,792  $    11,459
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest.....................................  $      730  $      748  $       702
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------
  Cash paid during the year for income taxes.................................  $      371  $    1,578  $     1,515
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------

                See notes to consolidated financial statements.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--DESCRIPTION OF BUSINESS AND GENERAL

    A.  DESCRIPTION OF BUSINESS

    Tower Semiconductor Ltd. ("the Company"), incorporated in Israel, commenced operations in March 1993. The Company is an independent "foundry" manufacturer of semiconductor integrated circuits on silicon wafers. As a foundry, the Company manufactures wafers using its advanced production capabilities and the proprietary integrated circuit designs of its customers. In addition, the Company also offers certain integrated circuit design services.

    The industry in which the Company operates is characterized by wide fluctuations in supply and demand. Such industry is also characterized by the complexity and sensitivity of the manufacturing process, by high levels of fixed costs, and by the need for constant improvements in production technology.

    The Company has a wholly owned marketing subsidiary in the U.S. and a 50.1%-owned (on a fully diluted basis) ASIC design center subsidiary in Israel. The operations of these subsidiaries have not been material to the Company's financial position or results of operations since their incorporation.

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

    C.  MARKETABLE DEBT SECURITIES

    Marketable debt securities that the Company has the positive intent and ability to hold to maturity are reflected at amortized cost.

    D.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts is computed on the specific identification basis for accounts whose collectibility, in management's estimation, is uncertain.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    E.  INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined for raw materials, spare parts and supplies on the basis of average cost per unit. Cost is determined for work in process and finished goods on the basis of actual production cost.

    F.  INVESTMENTS IN OTHER ENTITIES

    Long-term investments in other entities, over whose operating and financial policies the Company does not have the ability to exercise significant influence, are presented at cost.

    G.  PROPERTY AND EQUIPMENT

    Property and equipment are presented at cost, net of investment grants received or receivable, and less accumulated depreciation and amortization. Depreciation is calculated based on the straight-line method over the estimated economic lives of the assets or terms of the related leases, as follows:

Land and buildings under capital lease..........................    14-25
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

    H.  INCOME TAXES

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

    Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Deferred tax benefits are recorded to the extent that their realization is considered more likely than not.

    I.  REVENUE RECOGNITION

    Revenues are recognized upon delivery or as services are rendered. An accrual for estimated returns, computed primarily on the basis of historical experience, is recorded at the time of sale.

    J.  RESEARCH AND DEVELOPMENT

    Research and development costs are charged to operations as incurred. Amounts received or receivable from the Government of Israel and others, as participation in research and development programs, are offset against research and development costs.

    K.  EARNINGS (LOSS) PER ORDINARY SHARE

    Basic earnings (loss) per ordinary share are calculated based on the weighted average number of ordinary shares outstanding for each period presented (including retroactive effect of shares issued upon

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) exercise of share options during each period) and give effect to shares issuable from share options whose exercise is probable based on specific calculations. Diluted earnings (loss) per share include the effects of all outstanding options which have a dilutive effect on earnings (loss) per share. Diluted earnings per share data for 1996 has not been presented, since such data did not differ by more than 5% from basic earnings per share. See Note 18 for disclosure of 1998 and 1997 earnings (loss) per share data in accordance with U.S. GAAP. Basic and diluted earnings per share data in accordance with U.S. GAAP, as well as the data relating to earnings and number of shares used for such calculations, were not materially different from the data presented in accordance with Israeli GAAP for 1996.

    L.  FOREIGN EXCHANGE AGREEMENTS

    The Company, from time to time, enters into foreign exchange agreements as a hedge against non-dollar equipment purchase and other firm commitments. Gains and losses on such agreements through the date that the equipment is received or the commitment is realized are deferred, while gains and losses subsequent thereto, through the date of actual payment of the liability, are included in financing income, net.

    M.  FUNCTIONAL CURRENCY AND TRANSACTION GAINS AND LOSSES

    The currency of the primary economic environment in which the Company conducts its operations is the U.S. dollar ("dollar"). Accordingly, the Company uses the dollar as its functional and reporting currency. Financing income, net, reflects net foreign currency transaction losses, which amounted to $523, $384 and $677 in 1998, 1997 and 1996, respectively.

    N.  STOCK-BASED COMPENSATION

    The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB 25"). Pursuant to this accounting standard, the Company records deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. The compensation cost of plans not considered fixed as defined by APB 25 is remeasured at each balance sheet date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. See Note 13B for pro forma disclosures required by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

    O.  NEW ACCOUNTING PRONOUNCEMENTS

    (1) Comprehensive Income

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective for December 31, 1998 financial statements, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS 130 has no effect on the presentation of these financial statements, nor any impact on the Company's results of operations, financial position or cash flows.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (2) Disaggregated Information

    Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), effective for December 31, 1998 financial statements, establishes standards for reporting information about operating segments. It also establishes standards for entity-wide disclosures about products and services, geographic areas and major customers. The Company operates in one segment and, accordingly, does not provide disaggregated operating segment information. The entity-wide disclosures have been included in the notes to the financial statements.

    (3) Derivative Instruments

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for fiscal years beginning in 2000, requires, among other provisions, that a company disclose all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company has not yet assessed the ramifications of SFAS 133 on the Company's future results of operations or financial position.

    P.  RECLASSIFICATIONS

    Certain amounts in prior years' financial statements have been reclassified in order to conform to the 1998 presentation.

NOTE 3--MARKETABLE DEBT SECURITIES

    Marketable debt securities consist of the following:

                                                      YIELD TO MATURITY    AS OF DECEMBER 31,
                                                      AS OF DECEMBER 31,  --------------------
                                                             1998           1998       1997
                                                      ------------------  ---------  ---------
U.S. government agencies notes......................      4.8%-5.6%       $  25,160  $      --
U.S. treasury bills.................................                             --     15,749
U.S. treasury notes.................................                             --      9,433
Israeli government bonds............................                             --      1,025
                                                                          ---------  ---------
                                                                          $  25,160  $  26,207
                                                                          ---------  ---------
                                                                          ---------  ---------

    Marketable debt securities mature between April 1999 and December 1999. The market value of the securities as of December 31, 1998 and 1997 was approximately equal to their book value.

NOTE 4--OTHER RECEIVABLES

    Other receivables consist of the following:

                                                                           AS OF DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Investment grants receivable............................................  $   1,793  $   3,414
Government agencies.....................................................      1,999      3,560
                                                                          ---------  ---------
                                                                          $   3,792  $   6,974
                                                                          ---------  ---------
                                                                          ---------  ---------

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5--INVENTORIES

    Inventories consist of the following (1):

                                                                            AS OF DECEMBER 31,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
Raw materials............................................................  $   2,928  $   3,214
Spare parts and supplies.................................................      3,627      3,570
Work in process..........................................................      2,651      4,059
Finished goods...........................................................        633      1,589
                                                                           ---------  ---------
                                                                           $   9,839  $  12,432
                                                                           ---------  ---------
                                                                           ---------  ---------

------------------------

(1) Net of write-downs to net realizable value of $610 and $350 as of December 31, 1998 and 1997, respectively.

NOTE 6--LONG-TERM INVESTMENTS

    Long-term investments consist primarily of the following:

    A. An investment in Saifun Semiconductor Ltd. ("Saifun") based on an agreement between the Company and Saifun signed in October 1997. Pursuant to such agreement, the Company has certain exclusive semiconductor manufacturing rights for certain licensed technology. The agreement also sets certain limitations on Saifun regarding future licensing of such technology.

    As of December 31, 1998 and 1997, the Company has invested an aggregate of $4,250 and $2,000, respectively, in Saifun in exchange for 14.6% and 10.0%, respectively, of Saifun's equity (on a diluted basis--13.4%, and 10.0%, respectively). In addition, pursuant to the agreement, the Company is obligated to invest another $750 upon the achievement of specific development milestones with regard to such technology.

    Pursuant to certain provisions of the agreement, the Company and Saifun are obligated, under certain circumstances, to pay each other royalties and Saifun is obligated to produce, through the Company, at least 75% of its products based on the aforementioned technology.

    B. In 1998, the Company invested $1,500 in shares of Virage Logic Corporation ("Virage") for 8.4% of that company's share capital (on a diluted basis--8.1%). Virage specializes in the development of intellectual property for advanced memories. In June 1998, the Company and Virage signed an agreement for the development and supply of certain design tools based on the Company's technologies.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7--PROPERTY AND EQUIPMENT

    A.  COMPOSITION

                                                                           AS OF DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Cost (1) (2):
  Land and buildings under capital lease................................  $  30,134  $  27,627
  Machinery and equipment...............................................    132,324    120,735
  Transportation vehicles...............................................      2,414      2,075
                                                                          ---------  ---------
                                                                            164,872    150,437
                                                                          ---------  ---------
                                                                          ---------  ---------
Accumulated depreciation and amortization:
  Land and buildings under capital lease................................      5,968      4,314
  Machinery and equipment...............................................     69,638     46,343
  Transportation vehicles...............................................        837        564
                                                                          ---------  ---------
                                                                             76,443     51,221
                                                                          ---------  ---------
                                                                          ---------  ---------
                                                                          $  88,429  $  99,216
                                                                          ---------  ---------
                                                                          ---------  ---------

------------------------

(1) As of December 31, 1998, the cost of buildings, machinery and equipment is reflected net of investment grants of $77,670 (as of December 31, 1997--$72,158).

(2) Due to uncertainty with respect to the form and location of a plant whose construction has been suspended, all capitalized design costs in the aggregate amount of $400 and $1,443 were written-off in 1997 and 1996, respectively.

    B.  INVESTMENT GRANTS

    In connection with the formation of the Company, the Investment Center of the Ministry of Industry and Trade of the State of Israel ("Investment Center"), under its "approved enterprise" program, approved an investment program for expenditures on buildings and equipment in the aggregate amount (as amended) of approximately $96,850. The approval certificate provides for a benefit track entitling the Company to investment grants at a rate of 38% of the investments included in such certificate. The Company completed its investments under this program during 1996, and received final approval from the Investment Center in November 1997 for the investments made under this program.

    In January 1996, an investment program ("existing program") for expansion of the Company's plant in the aggregate amount of $239,579 was approved by the Investment Center. The approval certificate provides for a benefit track entitling the Company to investment grants at a rate of 34% of the investments included in such certificate. The Company invested approximately $120,600 through December 31, 1998 under the existing program. Pursuant to the approval, as amended, the investments in respect of the existing program are required to be completed by December 31, 2000.

    Receipt of the above grants is subject to various conditions. In the event the Company fails to comply with such conditions, the Company may be required to repay all or a portion of the grants received plus interest and certain inflation adjustments. In order to assure fulfillment of the conditions related to the receipt of investment grants, floating liens were registered in favor of the State of Israel on substantially all

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7--PROPERTY AND EQUIPMENT (CONTINUED) assets of the Company. In management's opinion, the Company has been in full compliance with the conditions through December 31, 1998.

NOTE 8--SHORT-TERM DEBT

    The Company received letters of intent from its banks, pursuant to which they will make available to the Company, during 1999, short-term credits of up to $60,000, at terms to be agreed upon prior to drawdown.

NOTE 9--RELATED PARTIES BALANCES AND TRANSACTIONS

    A.  BALANCES

                                                                             AS OF DECEMBER 31,
                                                                            --------------------
                                                                              1998       1997
                                                                            ---------  ---------
Trade accounts receivable.................................................  $     174  $   5,080
                                                                            ---------  ---------
                                                                            ---------  ---------
Accounts payable..........................................................  $     989
                                                                            ---------
                                                                            ---------

    B.  TRANSACTIONS

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Purchases of raw materials...........................................             $      55  $     260
                                                                                  ---------  ---------
                                                                                  ---------  ---------
Management fees......................................................  $     480  $     480  $     480
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
Purchases of fixed assets............................................  $   1,528  $     962  $      18
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
Services provided, net...............................................  $      41  $     361  $     800
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
Expense reimbursements...............................................  $     256
                                                                       ---------
                                                                       ---------
Participation in third party funds...................................  $      94
                                                                       ---------
                                                                       ---------

NOTE 10--OTHER CURRENT LIABILITIES

                                                                           AS OF DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Other current liabilities consist of the following:

Accrued salaries........................................................  $   1,391  $   3,836
Vacation accrual........................................................      1,216      1,758
Other...................................................................        305        130
                                                                          ---------  ---------
                                                                          $   2,912  $   5,724
                                                                          ---------  ---------
                                                                          ---------  ---------

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11--LONG-TERM DEBT

    In connection with the formation of the Company, the Company assumed certain long-term bank loans in the aggregate amount of $12,064 ("Original Term Loans"). The Company was obligated to repay the principal of the Original Term Loans in quarterly installments commencing in March 1993 and ending in May 1998.

    The Company's banks agreed to make new loans ("New Term Loans") to the Company to repay and effectively extend the maturity of all principal installments due on the Original Term Loans. The aggregate balance of the New Term Loans is repayable in 12 equal quarterly payments commencing in May 2000. The New Term loans bear interest at 0.3% over the rate that the Company earns on deposits maintained by the Company at its banks; any portion of the New Term Loans not covered by such deposits will bear annual interest at the three-month Libor rate plus 1.25%.

    The agreements with the Company's banks restrict the Company's ability to place liens on its assets (other than to the State of Israel in respect of investment grants) without the prior consent of the banks. Furthermore the agreements contain certain restrictive financial covenants. As of December 31, 1998, the Company was in full compliance with such covenants.

NOTE 12--OTHER LIABILITIES

    A.  COMPOSITION

                                                                            AS OF DECEMBER 31,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
Net liability for employee termination benefits (see B below):
    Gross obligation.....................................................  $   6,929  $   6,794
    Amounts funded through deposits to severance pay funds and purchase
      of insurance policies..............................................     (6,238)    (5,489)
                                                                           ---------  ---------
                                                                                 691      1,305
Deferred income taxes (see Note 15B).....................................      2,679      8,490
Other....................................................................        901        618
                                                                           ---------  ---------
                                                                           $   4,271  $  10,413
                                                                           ---------  ---------
                                                                           ---------  ---------

    B.  EMPLOYEE TERMINATION BENEFITS

    Israeli law and labor agreements determine the obligations of the Company to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The liability for severance pay benefits, as determined by Israeli Law, is based upon length of service and the employee's most recent monthly salary. This liability is primarily covered by regular deposits made by the Company into recognized severance and pension funds and by insurance policies purchased by the Company. The amounts so funded are not reflected on the balance sheet, since they are controlled by the fund trustees and insurance companies and are not under the control and management of the Company.

    Expenses relating to employee termination benefits were approximately $1,266, $1,674 and $1,311 for 1998, 1997 and 1996, respectively.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13--SHAREHOLDERS' EQUITY

    A.  SHARE PURCHASE PLAN

    In December 1993, the Company sold 234,497 ordinary shares to key senior management employees pursuant to a share purchase plan for an aggregate purchase price of $678. Loans extended by the Company financed approximately $672 of the aggregate purchase price required to be paid by the employees. Such loans are denominated in new Israeli shekels ("NIS") and are linked to the Israeli Consumer Price Index. All shares under the plan are fully vested. The shares are subject to certain restrictions on sale or transfer. The employee's obligation to repay loans received to finance the purchase of the ordinary shares is secured by such shares and is repayable upon the sale of the ordinary shares in accordance with a formula set forth in the share purchase plan.

    B.  SHARE OPTION PLANS

    The Company maintains five share option plans as follows:

        (1) 1994 SHARE OPTION PLAN AND 1995 SHARE OPTION PLAN--These plans provide for the grant of options to employees (including senior management) to purchase ordinary shares at exercise prices which may not be less than 85% of the market value of the ordinary shares at the date of grant. In addition, pursuant to the plans, the options granted may not be excercisable beyond ten years from the first grant date under each plan.

        Options granted to date become vested over a four-year period according to various vesting schedules. In July 1996, the exercise price of vested options granted under the 1994 plan was reduced from primarily $17 per share to $13 per share, while the exercise price of non-vested options granted at such date was reduced from primarily $17 per share to $9.125 per share (the market value of the shares at such time). The exercise price of all options granted under the 1994 plan after July 1996 has been the market value of the shares on the date of grant.

        (2) 1998 SHARE OPTION PLAN--In May 1998, the Board of Directors of the Company approved a new stock option plan for the grant of options to certain Company employees. In November 1998, approximately half of the options was exchanged for new options (see (4) below). All options under this plan were granted at an exercise price equal to the market price of the Company's shares at the date of grant. Options granted under this plan are exercisable over a ten-year period from the date of grant, subject to certain time and performance vesting criteria.

        The options granted are to be held in trust on an irrevocable basis until the date of exercise. In the event the vesting criteria of the options are met, the trustee of the trust is generally required to exercise the options and sell the underlying shares at the prevailing market price. At the end of the ten-year exercise period, the trustee is required to exercise the options and sell the underlying shares if the market price of the shares at such time exceeds the exercise price of the options by $1.00.

        Pursuant to generally accepted accounting principles, the options are treated as the equivalent of a stock appreciation right. Accordingly, changes in the market price of the Company's shares may have an effect on the aggregate compensation expense recorded in respect of these options.

        (3) OPTIONS GRANTED TO the CO-CEOS DURING 1998--In October 1998, the Board of Directors of the Company approved a stock option plan pursuant to which each of the Company's two Co-Chief Executive Officers was granted the right to purchase up to 300,000 ordinary shares of the Company at

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13--SHAREHOLDERS' EQUITY (CONTINUED) an exercise price of $7.00, the market price of the Company's shares on the date of grant. The options vest at the end of seven years from the date of grant and may be exercised for a period of five years from the date they become exercisable. The options provide for accelerated vesting at certain milestones based primarily on the market price of the Company's shares reaching a level ranging from $20-$32 per share.

        (4) OPTIONS GRANTED TO SENIOR EMPLOYEES DURING 1998--In November 1998, in the framework of the exchange of options mentioned in paragraph (2) above, new options were granted to senior employees. Such options were granted at an exercise price equal to the market price of the Company's shares at the date of grant. Options granted under this plan vest after six years with accelerated vesting if certain performance criteria are met. The options are exercisable for five years following the vesting date.

        A summary of the status of the Company's share option plans as of December 31, 1998, 1997 and 1996, as well as changes during each of the years then ended, is presented below:

                                                            1998                     1997                    1996
                                                   -----------------------  ----------------------  ----------------------
                                                                WEIGHTED                WEIGHTED                WEIGHTED
                                                     NUMBER      AVERAGE     NUMBER      AVERAGE     NUMBER      AVERAGE
                                                    OF SHARE    EXERCISE    OF SHARE    EXERCISE    OF SHARE    EXERCISE
                                                    OPTIONS       PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                                   ----------  -----------  ---------  -----------  ---------  -----------
Outstanding as of beginning of year (1)..........     769,567   $    9.45     729,656   $    9.10     265,000   $   17.16
Granted..........................................   1,089,659        7.56     104,340       11.84     528,960        8.80
Exercised........................................      (6,142)       8.33     (29,910)      10.00          --
Terminated.......................................          --                      --                      --
Forfeited........................................     (71,301)       9.90     (34,519)       8.60     (64,304)      15.65
                                                   ----------               ---------               ---------
Outstanding as of end of year....................   1,781,783        8.25     769,567        9.45     729,656        9.10
                                                   ----------               ---------               ---------
                                                   ----------               ---------               ---------
Options exercisable as of end of year............     360,046        9.42     199,107        9.72      52,804       12.95
                                                   ----------               ---------               ---------
                                                   ----------               ---------               ---------

    ----------------------------

    (1) During 1996, the exercise price of share options granted under the 1994 plan was reduced.

                              TOWER SIMICONDUCTOR

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13--SHARHOLDERS' EQUITY (CONTINUED)

    The following table summarizes information about share options outstanding as of December 31, 1998:

                                                                EXERCISABLE AS OF
            OUTSTANDING AS OF DECEMBER 31, 1998                 DECEMBER 31, 1998
-----------------------------------------------------------  ------------------------
                                WEIGHTED
                                 AVERAGE        WEIGHTED                   WEIGHTED
   RANGE OF                     REMAINING        AVERAGE                    AVERAGE
   EXERCISE       NUMBER       CONTRACTUAL      EXERCISE       NUMBER      EXERCISE
    PRICES      OUTSTANDING       LIFE            PRICE      EXERCISABLE     PRICE
--------------  -----------  ---------------  -------------  -----------  -----------

                               (IN YEARS)
$7.00- 7.25        628,000          11.41       $    7.00         2,500    $    7.00
 8.06- 8.75        824,068           8.97            8.43       207,367         8.75
 9.13- 9.81        212,570           7.42            9.29        93,264         9.13
10.25-11.25         50,000           8.78           10.52        11,250        10.54
12.00-13.82         67,145           7.08           12.72        45,665        12.90
                -----------                                  -----------
                 1,781,783                                      360,046
                -----------                                  -----------
                -----------                                  -----------

    The weighted average grant-date fair value of the 1,089,659, 104,340 and 528,960 options granted during 1998, 1997 and 1996 amounted to $4.14, $7.56 and $4.50 per option, respectively. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the years 1998, 1997 and 1996 (all in weighted averages):

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Risk-free interest rate......................................................    5.50%       5.50%       5.50%
Expected life of options.....................................................  7.3 years   4.5 years   4.4 years
Expected annual volatility...................................................     44%         79%         58%
Expected dividend yield......................................................     none        none        none

    Had compensation cost for the Company's share option plans been determined based on fair value at the grant dates for awards made in 1998, 1997 and 1996 in accordance with SFAS 123, the Company's pro forma net income (loss) and earnings
(loss) per share would have been as follows:

                                                                                      1998       1997       1996
                                                                                   ----------  ---------  ---------
Pro forma net income (loss)......................................................  $  (16,104) $  17,860  $   9,221
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------
Pro forma basic earnings (loss) per share........................................  $    (1.23) $    1.35  $    0.70
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------
Pro forma diluted earnings per share.............................................              $    1.28
                                                                                               ---------
                                                                                               ---------

    C.  DESCRIPTION OF ORDINARY SHARES

    As of December 31, 1998 and 1997, the Company had authorized 30,000,000 par value NIS 1 ordinary shares, of which 13,241,502 and 13,235,360, respectively, were issued and outstanding. Holders of ordinary shares are entitled to participate equally in the payment of cash dividends and bonus share (stock dividend) distributions and, in the event of the liquidation of the Company, in the distribution of assets after satisfaction of liabilities to creditors. Each ordinary share is entitled to one vote on all matters to be voted on by shareholders.

                              TOWER SIMICONDUCTOR

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13--SHARHOLDERS' EQUITY (CONTINUED)
    D.  CASH DIVIDENDS

    In September 1997, the Company's Board of Directors declared the payment of a special dividend in the amount of $13,235 ($1.00 per ordinary share). The dividend was paid in October 1997.

    In October 1996, the Company's Board of Directors declared the payment of a special dividend in the amount of $19,808 ($1.50 per ordinary share). The dividend was paid in November 1996.

    E.  TREASURY STOCK

    During 1998, the Company funded the purchase by a trustee of 1,157,500 of the Company's ordinary shares to facilitate the exercise of employee stock options under the Company's share option plans. The Board of Directors of the Company has authorized the purchase of up to an aggregate 1,400,000 ordinary shares for such purpose, subject to certain conditions.

NOTE 14--INFORMATION ON GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

    A.  SALES BY GEOGRAPHIC AREA (as percentage of total sales)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1998         1997         1996
                                                                              -----        -----        -----
United States............................................................          88%          38%          41%
Far East--primarily Singapore............................................          10           61           58
Other....................................................................           2            1            1
                                                                                  ---          ---          ---
Total....................................................................         100%         100%         100%
                                                                                  ---          ---          ---
                                                                                  ---          ---          ---

    B.  LONG-LIVED ASSETS BY GEOGRAPHIC AREA

    Substantially all of the Company's long-lived assets are located in Israel.

    C.  MAJOR CUSTOMERS (AS PERCENTAGE OF TOTAL SALES)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1998         1997         1996
                                                                              -----        -----        -----
Customer A...............................................................          47%          70%          67%
Customer B...............................................................          27           15           10
Customer C...............................................................           9            7            8
Customer D...............................................................          --           --            8

    As of both December 31, 1998 and 1997, the above major customers constituted most of the trade accounts receivable reflected on the balance sheet (see also
Note 17E).

                              TOWER SIMICONDUCTOR

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15--INCOME TAXES

    A.  APPROVED ENTERPRISE STATUS

    Virtually all of the Company's facilities have been granted approved enterprise status, as provided by the Israeli Law for the Encouragement of Capital Investments--1959 ("Investments Law") (see Note 7B).

    The tax benefits derived from approved enterprise status relate only to taxable income attributable to approved enterprise investments. The Company's income attributable to its various approved enterprise investments is taxed at a rate of 20% through periods ending between 2002 and 2009, depending on the specific approval certificate. The portion of the Company's taxable income that is not attributable to approved enterprise investments is subject to regular "Company Tax" (36%).

    The tax benefits are also conditioned upon fulfillment of the requirements stipulated by the Investments Law and the regulations promulgated thereunder, as well as the criteria set forth in the certificates of approval. In the event of a failure by the Company to comply with these conditions, the tax benefits could be canceled, in whole or in part, and the Company would be required to refund the amount of the canceled benefits, plus interest and certain inflation adjustments. In management's opinion, the Company has been in full compliance with the aforementioned conditions through December 31, 1998.

    B.  COMPONENTS OF DEFERRED TAX ASSET/LIABILITY

    The following is a summary of the components of the deferred tax benefit and liability reflected on the balance sheet:

                                                                                              AS OF DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
DEFERRED TAX BENEFIT--CURRENT
Accrued vacation pay......................................................................  $      241  $      352
Other.....................................................................................          33          33
                                                                                            ----------  ----------
    Total current deferred tax benefit....................................................  $      274  $      385
                                                                                            ----------  ----------
                                                                                            ----------  ----------
NET DEFERRED TAX LIABILITY--LONG-TERM
Deferred tax asset--long-term
  Net operating loss carryforward.........................................................  $    7,588  $       71
  Research and development................................................................       1,566       1,240
  Liability for employee rights upon severance............................................         138         261
  Unearned compensation...................................................................          77          71
                                                                                            ----------  ----------
                                                                                                 9,369       1,643
Deferred tax liability--long-term
  Depreciation............................................................................     (12,048)    (10,133)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
    Total net long-term deferred tax liability............................................  $   (2,679) $   (8,490)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                              TOWER SIMICONDUCTOR

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15--INCOME TAXES (CONTINUED)
    C.  EFFECTIVE INCOME TAX RATES

    The reconciliation of the statutory tax rate to the Company's effective tax rate is as follows:

                                                                                  YEAR ENDED DECEMBER 31
                                                                           -------------------------------------
                                                                              1998         1997         1996
                                                                              -----        -----        -----
Israeli statutory rate...................................................         (36)%         36%          36%
Reduced tax rate for approved enterprise.................................          16          (16 )        (16 )
Permanent differences and other, net (1).................................          (7 )         (3 )         (1 )
                                                                                   --           --           --
                                                                                  (27 )%         17%         19%
                                                                                   --           --           --
                                                                                   --           --           --

------------------------

(1) Primarily includes special depreciation deduction in connection with the location of the Company's plant.

    D.  NET OPERATING LOSS CARRYFORWARD

    The Company has net operating loss carryforwards of approximately $38,000 as of December 31, 1998, which may be carried forward for an unlimited period of time.

    E.  FINAL TAX ASSESSMENTS

    The Company has not received final tax assessments from the income tax authorities since its incorporation.

    F.  AMENDED TAX ASSESSMENTS

    In June 1998, the Company filed amended tax assessments with the Israeli income tax authorities relating to certain tax years regarding certain income which, in the Company's opinion and based on the advice of legal counsel, is tax-exempt. The aggregate contingent potential tax reduction of $2,700, based on the Company's approach, has not been reflected in the financial statements.

NOTE 16--COMMITMENTS AND CONTINGENCIES

    A.  LEGAL PROCEEDINGS

    Between June and September 1996, several suits were filed in the United States on behalf of a purported class of the Company's shareholders who purchased or otherwise acquired the Company's ordinary shares between May 25, 1995 and June 10, 1996, against the Company, its Co-Chief Executive Officers, its Chairman of the Board of Directors and the Company's indirect principal shareholder. The suits were consolidated in the United States District Court for the District of New Jersey. The consolidated complaint filed in the action alleged that the defendants made misstatements and omissions in violation of certain U.S. Federal securities laws.

    Although the Company believes that it had meritorious defenses against the action, in January 1999, the Company had entered into an agreement settling the action. The settlement, which is subject to, among other things, judicial approval, provides for a cash settlement of $16,275, all of which will be covered by insurance policies covering the Company and the other defendants. The Company will incur certain costs associated with the defense of the action, which are not expected to materially exceed amounts previously accrued by the Company in connection with the action

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16--COMMITMENTS AND CONTINGENCIES (CONTINUED)

    B. The Company has recently been separately approached by two parties alleging that the Company is infringing on certain semiconductor production patents owned by such parties and requesting that the Company enter into negotiations for a royalty-bearing license for the use of the technology covered by such patents.

    The Company is presently engaged in discussions with the parties to determine whether there is any merit to their claim. In addition, the Company is assessing if and to what extent the Company may be able to seek indemnification from third parties for all or part of any royalties or other amounts which may be paid or payable by the Company in connection with this matter. The Company is unable to determine at this time with any certainty the ultimate outcome of the aforementioned claims or their effect, if any, on the Company's financial condition, operating results and business.

    C.  LEASES

    The Company's offices and engineering and manufacturing operations are located in a building complex situated in an industrial park in Migdal Haemek, Israel. These premises are currently occupied under a long-term lease from the Israel Lands Authority, which expires in 2032. The Company has no obligation for lease payments related to this lease through the year 2032.

    The Company occupies certain other premises under various operating leases. The obligations under such leases were not material as of December 31, 1998.

    D.  PURCHASE AGREEMENTS

        (1) The Company from time to time enters into long-term purchase agreements with customers. Pursuant to such agreements, the Company is committed to sell, and the customer is committed to purchase (subject to reductions in certain circumstances), a specific monthly output derived from the start of processing of silicon wafers at prices which are stipulated in the agreements and are subject to periodic re-negotiations. From commencement of the Company's operations through December 31, 1998, a substantial portion of the Company's production has been sold under such agreements.

        (2) Pursuant to an agreement, as amended from time to time, signed with a major customer, during 1995 and 1996 the customer provided the Company with an advance payment in the amount of $28,875. The advance bears interest at the three-month Libor rate.

    Such agreement sets out a mechanism for offsetting the aforementioned advance payment against wafer purchases through February 2000. Under certain circumstances, the Company may be required to repay the customer a portion of the advance payment still outstanding at that time.

    The portion of the advance outstanding as of December 31, 1998 that is expected to be offset in 1999 in accordance with the agreement is presented as a current liability.

        (3) Pursuant to a certain purchase agreement with a customer, the Company is entitled to receive warrants to purchase share capital of the customer under conditions stipulated in the agreement.

        (4) In June 1996, the Company reached an understanding for the termination of a purchase agreement with a former major customer. Sales to such customer accounted for approximately 8% of the Company's sales in 1996.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    E.  PROFIT SHARING PLAN

    The Company maintains an employee profit sharing plan. Under the terms of this plan (i) 7.5% of the Company's profit before taxes, as defined ("PBT"), each year is to be divided among all employees of the Company, including senior management (the allocation of which is based on salary and a yearly performance score for each employee); and (ii) 2.5% of PBT each year is to be divided among key senior management employees. The profit sharing award with respect to each year is paid in two installments in the following year. The Company's expenses pursuant to the profit sharing plan were $2,312 and $1,231 for 1997 and 1996, respectively.

    F.  OTHER PRINCIPAL AGREEMENTS

    The Company, from time to time in the normal course of business, enters into long-term agreements with various entities for the joint development of products and processes utilizing technologies owned by both the other entities and the Company. Certain of such agreements contain commitments by the Company and/or the other entities to purchase specific quantities of the products developed.

    G.  OTHER COMMITMENTS

    Receipt of certain research and development grants from the Government of Israel is subject to various conditions. In the event the Company fails to comply with such conditions, the Company may be required to repay all or a portion of the grants received. In management's opinion, the Company has been in full compliance with the conditions through December 31, 1998.

    H.  YEAR 2000 ISSUE

    The Year 2000 Issue has arisen due to the fact that numerous computer systems use two digits, rather than four, to signify a year. Date-sensitive systems may process the digits "00" as "1900" or some other date, causing errors in processing data which contains dates in 2000. In addition, similar problems may arise in systems using the digits "99" in the date fields to signify something other than the year 1999. The impact of the Year 2000 Issue may occur on January 1, 2000, before that date or afterwards, and if these issues are not resolved, the consequences on operations and financial reporting may range from insignificant errors to major system-wide failure which could possibly affect the ability to conduct normal business activities.

    The Company is engaged in a program to address Year 2000 Issues throughout the Company. The Company, in conjunction with its vendors, wherever possible, is working to identify and solve potential Year 2000 problems. Specifically, the Company has implemented a program to identify and upgrade, or replace when necessary, embedded microprocessors throughout its operations. In addition, the Company has obtained and begun implementation of vendor-supplied upgrades to the software that controls the fab systems, machinery and equipment. However, due to the fact that certain vendors have not responded to the Company's requests, the Year 2000 Issue status of certain embedded fab machinery remains unclear.

    In connection with its Year 2000 remediation efforts, the Company expects to incur costs of approximately $1,500, of which $730 have already been expended.

    No assurance can be made that all aspects of the Year 2000 Issue affecting the Company, including those relating to the solution efforts of customers, vendors or other outside parties, will be resolved.

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

    A.  FOREIGN EXCHANGE AGREEMENTS

    The Company, from time to time, enters into foreign exchange agreements to manage exposure to equipment purchase commitments and other firm commitments. These transactions qualify for hedge accounting in accordance with GAAP and, accordingly, the results of such transactions are recorded concurrently with the realization of the related items (i.e., receipt of the equipment and payment of the related liability). The Company does not hold or issue derivative financial instruments for trading purposes.

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

    C.  PRESENTATION OF FOREIGN EXCHANGE TRANSACTIONS IN THE FINANCIAL
STATEMENTS

    The aggregate contract amount of foreign exchange agreements outstanding as of December 31, 1998 was $6,000.

    Gains recognized on foreign exchange agreements amounted to $238 in 1998, which were reflected primarily in cost of sales.

    There were no outstanding foreign exchange agreements as of December 31, 1997 and the results of such agreements were not material for 1997.

    Losses recognized on foreign exchange agreements amounted to $3,598 in 1996. Of this amount, $3,002 was capitalized to property and equipment during 1996 and the remaining amount of $596 was reflected in financing expenses.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 17--FINANCIAL INSTRUMENTS (CONTINUED)
    D.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Company's financial instruments did not materially differ from their respective carrying amounts as of December 31, 1998 and 1997.

    E.  CONCENTRATIONS OF CREDIT RISK

    Most of the Company's trade accounts receivable (81% as of December 31, 1998) were due from the Company's two major customers, both of whom are large multinational companies (see Note 14C).

NOTE 18--MATERIAL DIFFERENCES BETWEEN ISRAEL AND U.S. GAAP

    With regard to the Company's financial statements, the primary material difference between GAAP in Israel and in the U.S. relates to the presentation of earnings (loss) per share data in 1998 and 1997. Set forth below is the Company's earnings (loss) per share data in accordance with U.S. GAAP (SFAS
128).

                                                                              YEAR ENDED DECEMBER
                                                                                      31,
                                                                              --------------------
                                                                                1998       1997
                                                                              ---------  ---------
Basic earnings (loss) per share.............................................  $   (1.20) $    1.45
                                                                              ---------  ---------
                                                                              ---------  ---------
Diluted earnings (loss) per share...........................................  $   (1.20) $    1.43
                                                                              ---------  ---------
                                                                              ---------  ---------

    The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for 1998 in accordance with U.S. GAAP:

                                                            YEAR ENDED DECEMBER 31, 1998
                                                     -------------------------------------------
                                                                        SHARES
                                                         LOSS       (IN THOUSANDS)    PER-SHARE
                                                      (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                     -------------  ---------------  -----------
BASIC LOSS PER SHARE
Loss available to ordinary shareholders............   $   (15,544)        12,913      $   (1.20)
                                                     -------------        ------     -----------
                                                     -------------        ------     -----------
EFFECT OF DILUTIVE SECURITIES
Options............................................            --             --
                                                     -------------        ------
                                                     -------------        ------
DILUTED LOSS PER SHARE
Loss available to ordinary shareholders after
  assumed conversions..............................   $   (15,544)        12,913      $   (1.20)
                                                     -------------        ------     -----------
                                                     -------------        ------     -----------

    Options to purchase 1,781,783 ordinary shares at an average exercise price of $8.25 per share were outstanding during 1998 but were not included in the computation of diluted loss per share because their effect was anti-dilutive. The options, which expire between April 2004 and July 2010 (weighted average remaining contractual life of 9.57 years), were still outstanding as of December 31, 1998.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 18--MATERIAL DIFFERENCES BETWEEN ISRAEL AND U.S. GAAP (CONTINUED) The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for 1997 in accordance with U.S. GAAP:

                                                                                  YEAR ENDED DECEMBER 31, 1997
                                                                           ------------------------------------------
                                                                                             SHARES
                                                                              INCOME     (IN THOUSANDS)    PER-SHARE
                                                                           (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                           ------------  ---------------  -----------
BASIC EARNINGS PER SHARE
Income available to ordinary shareholders................................   $   19,171         13,217      $    1.45
                                                                           ------------        ------          -----
                                                                           ------------        ------          -----
EFFECT OF DILUTIVE SECURITIES
Options..................................................................           --            235
                                                                           ------------        ------
                                                                           ------------        ------
DILUTED EARNINGS PER SHARE
Income available to ordinary shareholders after assumed conversions......   $   19,171         13,452      $    1.43
                                                                           ------------        ------          -----
                                                                           ------------        ------          -----

    Options to purchase 45,000 ordinary shares at an average exercise price of $11.90 share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the ordinary shares. The options, which expire in November 2007, were still outstanding as of December 31, 1997.