Form 10-Q
period 1999-03-31
DATA SYSTEMS & SOFTWARE INC
filed 1999-05-17
CIK 880984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999   COMMISSION FILE NUMBER 0-19771

                      -----------------------------------

                          DATA SYSTEMS & SOFTWARE INC.
               (Exact name of registrant as specified in charter)

                      -----------------------------------

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

                      -----------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 |X| Yes |_| No

      Number of shares outstanding of the registrant's common stock, as of
                            April 30, 1999: 7,433,278

================================================================================

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial Statements

            Consolidated Balance Sheets as of December 31, 1998 and
                  March 31, 1999 ..........................................    1

            Consolidated Statements of Operations and Comprehensive
                  Loss for the three month periods ended March 31, 1998
                  and 1999 ................................................    2

            Consolidated Statement of Changes in Shareholders' Equity
                  for the three month period ended March 31, 1999 .........    3

            Consolidated Statements of Cash Flows for the three month
                  periods ended March 31, 1998 and 1999 ...................    4

            Notes to Consolidated Financial Statements ....................    6

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................    8

PART II. Other Information

Item 1. Legal Proceedings .................................................   12

Item 4. Submission of Matters to a Vote of Security Holders ...............   12

Item 6. Exhibits and Reports on Form 8-K ..................................   12

Signatures ................................................................   13

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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

                                                                As of          As of
                                                             December 31,    March 31,
                        ASSETS                                  1998            1999
                                                             ------------    ---------
                                                                            (unaudited)
Current assets:
     Cash and cash equivalents                                $  1,003       $    990
     Short-term interest bearing bank deposits                   1,252          1,007
     Marketable equity securities, available for sale            1,383          1,554
     Restricted cash                                               752          2,435
     Trade accounts receivable, net                              7,244          5,986
     Inventory                                                     704            806
     Other current assets                                          960          1,082
                                                              --------       --------
         Total current assets                                   13,298         13,860
                                                              --------       --------
Investments                                                     56,490         53,936
                                                              --------       --------
Property and equipment, net                                      1,738          1,670
                                                              --------       --------
Other assets:
     Goodwill and organization costs, net                          190            161
     License, net                                                  471            442
     Other                                                       1,057            975
                                                              --------       --------
                                                                 1,718          1,578
                                                              --------       --------
         Total assets                                         $ 73,244       $ 71,044
                                                              ========       ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term debt                                          $    470       $  2,233
     Current maturities of long-term debt                          504            630
     Trade accounts payable                                      2,105          2,455
     Accrued payroll, payroll taxes and social benefits          2,561          2,404
     Other current liabilities                                   1,939          1,485
                                                              --------       --------
         Total current liabilities                               7,579          9,207
                                                              --------       --------
Long-term liabilities:
     Long-term debt, net of current maturities                     102             75
     Other                                                         585            549
                                                              --------       --------
         Total long-term liabilities                               687            624
                                                              --------       --------
Commitments and contingencies
Minority interests                                              25,560         24,392
                                                              --------       --------
Shareholders' equity:
     Common stock - $.01 par value per share:
       Authorized, 20,000,000 shares; Issued,
          7,923,540 shares                                          79             79
     Additional paid-in capital                                 34,979         35,024
     Deferred compensation expense                                (327)          (263)
     Retained earnings                                           6,942          4,064
                                                              --------       --------
                                                                41,673         38,904
     Treasury stock, at cost - 490,262 shares                   (2,365)        (2,365)
     Accumulated other comprehensive income                        110            282
                                                              --------       --------
         Total shareholders' equity                             39,418         36,821
                                                              --------       --------
         Total liabilities and shareholders' equity           $ 73,244       $ 71,044
                                                              ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
    Consolidated Statements of Operations and Comprehensive Loss (unaudited)
                  (dollars in thousands, except per share data)

                                                           Three months ended March 31,
                                                           ----------------------------
                                                                 1998        1999
                                                               --------    --------
Sales:
     Products                                                  $  6,765    $  2,419
     Services                                                     4,952       5,257
                                                               --------    --------
                                                                 11,717       7,676
                                                               --------    --------

Cost of sales:
     Products                                                     5,797       2,032
     Services                                                     3,402       3,878
                                                               --------    --------
                                                                  9,199       5,910
                                                               --------    --------
     Gross profit                                                 2,518       1,766
                                                               --------    --------
Research and development expenses, net                              342         309
Selling, general and administrative expenses                      4,889       2,790
                                                               --------    --------
     Operating loss                                              (2,713)     (1,333)
Interest income                                                      61          24
Interest expense                                                    (92)        (40)
Other income, net                                                    45           3
                                                               --------    --------
     Loss before income taxes                                    (2,699)     (1,346)
Provision for income taxes                                           23          37
                                                               --------    --------
     Loss after income taxes                                     (2,722)     (1,383)
Minority interests                                                  173          18
Loss in affiliates, net of minority interests                      (349)     (1,513)
                                                               --------    --------
     Net loss                                                    (2,898)     (2,878)
Other comprehensive income:
Unrealized gain on securities available for sale                     --         172
                                                               --------    --------

     Comprehensive loss                                        $ (2,898)   $ (2,706)
                                                               ========    ========

Basic and diluted net loss per share                           $  (0.39)   $  (0.39)
                                                               ========    ========

Weighted average number of shares outstanding (in thousands)      7,369       7,433
                                                               ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                                 (in thousands)

                                                                                                    Accumulated
                                                      Additional  Deferred                             other
                                            Common      paid-in     comp-    Treasury    Retained   comprehensive
                                  Shares     stock      capital   ensation     stock     earnings      income        Total
                                  ------     -----      -------   --------     -----     --------      ------        -----
Balances as of
   January 1, 1999                 7,924     $  79      $34,979   $  (327)    $(2,365)    $ 6,942     $   110       $39,418

Amortization of
   restricted stock
   award compensation                                        45        64                                               109

Unrealized gain on securities
   available for sale                                                                                     172           172

Net loss                                                                                   (2,878)                   (2,878)
                                   -----     -----      -------   -------     -------     -------     -------       -------

Balances as of
   March 31, 1999
   (unaudited)                     7,924     $  79      $35,024   $  (263)    $(2,365)    $ 4,064     $   282       $36,821
                                   =====     =====      =======   =======     =======     =======     =======       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)
                             (dollars in thousands)

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                       1998             1999
                                                                     -------          -------
Cash flows used in operating activities:
     Net loss                                                        $(2,898)         $(2,878)
     Adjustments to reconcile net loss to net cash used
         in operating activities - see Schedule A                      1,782            2,682
                                                                     -------          -------
         Net cash used in operating activities                        (1,116)            (196)
                                                                     -------          -------
Cash flows provided by (used in) investing activities:
     Short-term and long-term bank deposits, net                        (150)             245
     Restricted cash                                                   1,456           (1,683)
     Proceeds from realization of marketable securities                1,600                -
     Acquisitions of property and equipment                             (630)            (117)
     Proceeds from sale of property and equipment                        115                9
     Acquisition of intangible assets                                   (500)              --
     Decrease (increase) in other assets                                 (23)               4
                                                                     -------          -------
         Net cash provided by (used in) investing activities           1,868           (1,542)
                                                                     -------          -------
Cash flows provided by (used in) financing activities:
     Short-term debt, net                                               (672)           1,763
     Proceeds of long-term debt                                           --                9
     Repayments of long-term debt                                       (104)             (47)
                                                                     -------          -------
         Net cash provided by (used in) financing activities            (776)           1,725
                                                                     -------          -------
Net decrease in cash and cash equivalents                                (24)             (13)

Cash and cash equivalents at beginning of period                       1,424            1,003
                                                                     -------          -------
Cash and cash equivalents at end of period                           $ 1,400          $   990
                                                                     =======          =======

Supplemental cash flow information:
     Cash paid during the period for:
         Interest                                                    $    61          $    54
                                                                     =======          =======
         Income taxes                                                $    50          $    35
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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
         Schedules to Consolidated Statements of Cash Flows (unaudited)
                             (dollars in thousands)

                                                                            Three months ended March 31,
                                                                            ----------------------------
                                                                                1998           1999
                                                                               -------        -------
A. Adjustments to reconcile net loss
       to net cash used in operating activities:
   Depreciation and amortization                                               $   385        $   234
   Minority interests                                                             (450)        (1,168)
   Earnings on marketable debt securities                                           (6)            --
   Deferred income taxes                                                           433             --
   Increase (decrease) in liability for severance pay                              136            (36)
   Loss in affiliates                                                              604          2,554
   Gain on sale of property, plant and equipment, net                              (42)            (3)
   Amortization of restricted stock award compensation                              49            109
   Other                                                                           117             --
   Decrease (increase) in accounts receivable and other current assets          (1,501)         1,137
   Increase in inventory                                                          (465)          (102)
   Decrease (increase) in long-term receivables                                    (41)            82
   Increase (decrease) in accounts payable and other current liabilities         2,476           (192)
   Increase in liability in respect of customer advances, net                       87             67
                                                                               -------        -------
                                                                               $ 1,782        $ 2,682
                                                                               =======        =======

B. Non-cash activities:

   Unrealized gain on securities available for sale                                 --        $   172
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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                             (dollars in thousands)

Note 1: Basis of Presentation

      In the opinion of the Company, all adjustments necessary for a fair presentation have been reflected herein. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts included in the consolidated statements of operations for the three month period ended March 31, 1998 have been reclassified to conform with current presentation. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2: Investment in Tower

      Although the Company maintains the effective control of Tower Semiconductor Ltd. ("Tower"), the Company does not have voting control of Tower and therefore consolidates Tower's operations on an equity basis.

Summarized statement of operations information of Tower is as follows:

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        1998            1999
                                                      --------        --------
Sales                                                 $ 23,187        $ 14,319
Gross profit (loss)                                        990          (4,248)
Research and development expenses                        2,140           2,326
Sales, general and administrative                        1,947           2,191
Operating loss                                          (3,097)         (8,765)

Note 3: Effects of Recently Issued Accounting Standards

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

Note 4: Segment Information

                                           Computer       VAR        Data                       Multimedia
                                          consulting   computer  communication   Help desk    entertainment
                                           services    hardware  For utilities    software       software     Other*      Total
                                           --------    --------  -------------    --------       --------     ------      -----
Three months ended March 31, 1999:
Revenues from external customers ........  $  5,015    $  2,281    $     87             --       $     17    $    185    $  7,585
Intersegment revenues ...................        34          14          --             --             --          --          48
Segment profit (loss) ...................        13         (98)       (638)            --              6         (86)       (803)

Three months ended March 31, 1998:
Revenues from external customers ........  $  4,686    $  5,861    $    127       $    783       $     32    $    139    $ 11,627
Intersegment revenues ...................        29          10          --             --             --          --          39
Segment profit (loss) ...................      (126)        774        (661)        (1,197)          (470)        (35)     (1,715)

-----------
(*) Represents two operating segments below the quantitative thresholds of FAS 131, a VAR software operation in Israel and an Internet database venture.

Reconciliation of Segment Profit to Consolidated Net Loss

Three months ended March 31, 1999:
     Total loss for reportable segments                                 $  (717)
     Other operational segment loss                                         (86)
     Unallocated amounts: Net loss of corporate headquarters*            (2,075)
                                                                        -------
     Total consolidated net loss                                        $(2,878)
                                                                        =======

     ----------
     (*) Includes equity in losses of Tower (net of minority interest) of $1,489.

Three months ended March 31, 1998:
     Total loss for reportable segments                                 $(1,680)
     Other operational segment loss                                         (35)
     Unallocated amounts: Net loss of corporate headquarters*            (1,183)
                                                                        -------
     Total consolidated net loss                                        $(2,898)
                                                                        =======

     ----------
     (*) Includes equity in losses of Tower (net of minority interest) of $312.

Note 5:  Subsequent Events

      In April 1999, the Company completed successfully a tender offer for all of the publicly-held shares of a foreign subsidiary, approximately 77% of the shares of which it had owned up to the date of the tender offer. The cost of the tender offer of approximately $2,700 was capitalized to the Company's investment in the subsidiary in the second quarter of 1999. The Company financed the offer primarily by short-term bank credit and cash.

      In April, 1999, the Company sold all of its marketable securities for $1,554 and recognized a gain of $282 on this sale in the second quarter of 1999.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General

      Data Systems & Software Inc. through its subsidiaries in the United States and in Israel (collectively, the "Company"), (i) provides consulting and development services for computer software and systems, (ii) is an authorized dealer and a value-added-reseller of computer hardware, and (iii) is a provider of data communications solutions for utilities. Through its equity investment in Tower Semiconductor Ltd. ("Tower"), the Company also engages in the manufacture of semiconductor products. Although the Company has retained effective control of Tower, the Company does not control more than 50% of Tower's voting shares, and accordingly accounts for its interest in Tower's results under the equity investment method.

      The Company's future operating results are subject to the outcome of various other factors and are subject to various other risks and uncertainties. See "Item 1. Business - Factors Which May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K").

Results of Operations

      The following table sets forth certain information with respect to the results of operations of the Company for the three months ended March 31, 1998 and 1999, including the percentage of total revenues during each period attributable to selected components of operations statement data and for the period to period percentage changes in such components.

                                      Three months ended March 31,
                             ---------------------------------------------   Change from
                                     1998                     1999               1998
                             --------------------     --------------------     --------
                                           % of                     % of         % of
                              ($,000)      sales       ($,000)      sales        1998
                             --------    --------     --------    --------     --------
Sales                        $ 11,717         100%    $  7,676         100%         (34)%
Cost of sales                   9,199          79        5,910          77          (36)
                             --------    --------     --------    --------
Gross profit                    2,518          21        1,766          23          (30)
R&D expenses                      342           3          309           4          (10)
SG&A expenses                   4,889          41        2,790          37          (43)
                             --------    --------     --------    --------
Operating loss                 (2,713)        (23)      (1,333)        (18)         (51)
Interest expense, net             (31)         --          (16)         --          (48)
Other income, net                  45          --            3          --          (93)
                             --------    --------     --------    --------
Loss before income taxes       (2,699)        (23)      (1,346)        (18)         (50)
Provision for income taxes         23          --           37          --           61
                             --------    --------     --------    --------
Loss after income taxes        (2,722)        (23)      (1,383)        (18)         (49)
Minority interests                173           1           18          --          (90)
                                                                  --------
Equity loss, net of
     minority interests          (349)         (3)      (1,513)        (20)         334
                             --------    --------     --------    --------
Net loss                     $ (2,898)        (25%)   $  2,878         (38%)         (1%)
                             ========    ========     ========    ========     --------

      SALES. The decrease in sales in the three months ended March 31, 1999, as compared to the same period in 1998, was primarily due to decreased VAR computer hardware segment sales as well as to the sale of the former help desk segment in 1998. This decrease was partially offset by increased sales in the computer consulting services segment. The Company believes that the decreased computer hardware VAR sales resulted from the deferral by principal customers of their contemplated 1999 purchases into the second half of the year.

      GROSS PROFIT. The decrease in gross profit was due to the aforementioned decrease in sales. The increase in the gross profit margin in the three months ended March 31, 1999, as compared to the same period in 1998, was primarily due to (i) the suspension in 1998 of the activities of the Company's former multimedia entertainment software segment (ii) improved gross profit margins sales in the computer consulting services segment. These improvements were partially offset by the sale of the former help desk segment (which had relatively higher gross profit margins), and by decreased gross profit margins in the VAR computer hardware segment.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The decrease in SG&A in the three months ended March 31, 1999, as compared to the same period in 1998, was primarily due to the sale of the former help desk segment and the suspension of the former multimedia entertainment software segment, also aided by trimmer marketing activity in the data communications solutions for utilities segment. In addition, corporate SG&A declined due to the settlement of litigation in 1998.

      OPERATING LOSS. The decrease in the operating loss in the three months ended March 31, 1999, as compared to the same period in 1998, was primarily attributable to the aforementioned decrease in SG&A.

      SHARE OF AFFILIATED COMPANY'S NET LOSS. The increase in the equity loss, net of minority interests, resulted from losses in Tower, primarily attributable to a continued decrease in Tower sales and capacity utilization.
See "Financial Condition."

      NET LOSS. Despite decreased sales and gross profits and despite increased equity losses from Tower, net loss for the three months ended March 31, 1999, as compared to the same period in 1998, did not increase, due to the decrease in operating losses described above.

FINANCIAL CONDITION

Liquidity and Capital Resources

      As of March 31, 1999, the Company had working capital of $4.7 million, including cash and cash equivalents, short term deposits and marketable securities of $3.5 million. The Company also had restricted cash of approximately $2.6 million, approximately $2.1 million of which represented the proceeds of a bridge loan from a US bank which was utilized in April 1999 to fund in part the purchase by the Company of the publicly held shares of DSI Israel at a cost of approximately $2.7 million. The bridge loan is repayable $1.0 million in June 1999 and $1.1 million in September 1999 and is secured by a security interest in substantially all the assets of the Company. DSSI has a credit line from the same bank which provided the bridge loan of up to $2.2 million which is secured by accounts receivable and inventory of its US subsidiaries; however, the Company's total indebtedness to the bank cannot exceed $2.2 million.

      The Company intends to finance its operating activities and the service on its debt for the remainder of 1999 from cash on hand and credit lines, to the extent available. The Company is also seeking additional financing for its data communications for utilities segment. The Company may finance its activities from the proceeds of the sale of some of its shares in its equity investment in Tower. To the extent that these resources are unavailable or insufficient, the Company may have to discontinue or curtail the activities of its data communications solutions segment.

      The decrease in trade accounts receivable during the first quarter of 1999, reflected both improved collections and the lower level of hardware sales during the quarter. The increase in short term debt was attributable to the bridge loan discussed above.

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

      In connection with its Year 2000 remediation efforts, the Company has not and does not expect to incur any significant costs. Any such efforts, are expected to be handled by Company personnel as part of their regular duties. In respect to Tower's remediation efforts, Tower expects to incur staff costs as well as consulting and other expenses incremental to current spending levels. Tower anticipates that such costs will not be material. Tower estimates that the total cost associated with the Year 2000 projects will be $1.5 million, of which approximately $800,000 has been expended to date. Tower has financed its year 2000 related costs from its working capital and has experted them as incurred.

      Both the Company and Tower do not believe that any of its products have any direct material Year 2000 compliance problems.

      In addition to assessing its own internal or externally supplied systems, the Company has made efforts to identify and remedy potential implications to the Company as a result of its suppliers' vulnerability to Year 2000 problems. There can be no assurance that the Company has or will be able to identify all aspects of its business that are subject to Year 2000 problems of customers or suppliers that affect the Company's business. There can also be no assurance that the Company's software suppliers are correct in their assertions that the software is Year 2000 compliant. Should either the Company's internal systems or the internal systems of any of the more significant suppliers or customers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. The Company has reviewed all of its key systems and has satisfied itself that it has identified substantially all systems with potential problems and has either corrected or is in the midst of replacing them. As of March 31, 1999, the Company's Year 2000 remediation efforts were approximately 75% completed. The Company expects to complete the remediation by the end of the second quarter of 1999.

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

Forward Exchange Agreements

      The Company, through Tower, has entered into forward exchange agreements to manage exposure to equipment purchase commitments denominated in Japanese yen. These transactions qualified for hedge accounting in accordance with generally accepted accounting principles and, accordingly, the results of such transactions have been recorded concurrently with the realization of the related items (i.e., receipt of the equipment and payment of the related liability). Although the Company has retained effective control of Tower, the Company no longer maintains voting control of Tower. The Company does not hold or issue derivative financial instruments for trading purposes.

Foreign Exchange Transactions

      No such transactions are reflected for the three-months period ended March 31 1998 and 1999.

Fair Value of Financial Instruments

      Fair values are estimated for financial instruments included in current assets and current liabilities at book value, due to the short maturity of such instruments. Fair value for long-term debt is estimated based on the current rates offered to the Company for debt with the same remaining maturities. Fair value of long-term equity marketable investments is estimated based on market value. The estimation of fair value for non-marketable long-term equity investments (book value of $310,000 as of March 31, 1999) was not practicable, although the Company believes that the estimated fair value of such financial instruments was not materially different from their book value.

      The market value of the Company's investment in Tower as of March 31, 1999 was approximately $21.1 million, significantly below the carrying value of the equity investment (after minority interest )as of March 31, 1999 of $29.4 million. The Company believes that the above described decline in the market price of Tower is temporary.

      Marketable equity securities consisted solely of approximately 3,000,000 shares (approximately 4% ownership) of the Mofet Fund. For the three months ended March 31, 1998, the ownership of the Mofet Fund shares was presented as a long-term cost investment and, for the three months ended March 31, 1999, this ownership has been presented at fair market value to reflect the Company's sale of these shares in April 1999. In April 1999, the Company realized a gain of approximately $282,000 on the sale of these shares.

Concentrations of Credit Risk

      The Company is subject to credit risk through its trade receivables. As of March 31, 1999, approximately 9% of the trade accounts receivable were due from a major Israel government-owned company which, despite experiencing financial difficulties, continues to pay its trade receivables over extended credit periods. Approximately 18% of the trade accounts receivable were due from a U.S. customer that continues to pay its trade receivables over usual credit periods. The remaining balance consists primarily of receivables from various customers.

                           PART II - Other information

Item 1: Legal Proceedings

      See Part I, Item 3 of the Company's 1998 10-K for a discussion of material litigation to which the Company is a party.

Item 4: Submission of Matters to a Vote of Security Holders

      None

Item 6: Exhibits and Reports on Form 8-K

(a)   Exhibits

      10.1 Form of Letter Agreement between the Registrant, Databit Inc. and Bank Leumi USA dated as of March 24, 1999

      27.1  Financial Data Schedule

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.

                                          DATA SYSTEMS & SOFTWARE INC.

Dated:  May 17, 1999


                              By: /s/ Yacov Kaufman
                                  ------------------------------------------
                                  Yacov Kaufman
                                  Chief Financial Officer