Form 10-Q
period 1999-06-30
DATA SYSTEMS & SOFTWARE INC
filed 1999-08-13
CIK 880984

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 COMMISSION FILE NUMBER 0-19771

                                   ----------


                          DATA SYSTEMS & SOFTWARE INC.
               (Exact name of registrant as specified in charter)


                                   ----------



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

           |X| Yes                                     |_| No

Number of shares outstanding of the registrant's common stock, as of July 31, 1999: 7,433,278

================================================================================

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.       Financial Information

Item 1.       Financial Statements

                Consolidated Balance Sheets
                   as of December 31, 1998 and June 30, 1999..................1

                Consolidated Statements of Operations
                   for the three month and six month periods ended
                   June 30, 1998 and June 30, 1999............................2

                Consolidated Statement of Changes in Shareholders' Equity
                   for the six month period ended
                   June 30, 1999..............................................3

                Consolidated Statements of Cash Flows
                   for the six month periods ended
                   June 30, 1998 and June 30, 1999............................4

                Notes to Consolidated Financial Statements....................6

Item 2.       Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.........9

PART II.      Other Information

Item 1.       Legal Proceedings .............................................13

Item 4.       Submission of Matters to a Vote of Security Holders ...........13

Item 6.       Exhibits and Reports on Form 8-K...............................13

Signatures    ...............................................................14


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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)

                                                                          As of                  As of
                                                                        December 31,            June 30,
                                                                        ------------          -----------
                                                                           1998                   1999
                                                                        ------------          -----------
ASSETS                                                                                        (unaudited)
Current assets:
     Cash and cash equivalents                                           $  1,003               $    510
     Short-term interest bearing bank deposits                              1,252                   --
     Marketable equity securities, available for sale                       1,383                   --
     Restricted cash                                                          752                    459
     Trade accounts receivable, net                                         7,244                  7,255
     Inventory                                                                704                    581
     Other current assets                                                     960                  1,098
                                                                         --------               --------
         Total current assets                                              13,298                  9,903
                                                                         --------               --------
Investments                                                                56,490                 50,967
                                                                         --------               --------
Property and equipment, net                                                 1,738                  1,499
                                                                         --------               --------

Other assets:
     Goodwill, net                                                            190                  2,260
     License, net                                                             471                    401
     Other                                                                  1,057                    940
                                                                         --------               --------
                                                                            1,718                  3,601
                                                                         --------               --------
Total assets                                                             $ 73,244               $ 65,970
                                                                         ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt                                                     $    470               $  2,520
     Current maturities of long-term debt                                     504                    127
Trade accounts payable                                                      2,105                  3,410
     Accrued payroll, payroll taxes and social benefits                     2,561                  2,152
     Other current liabilities                                              1,939                    980
                                                                         --------               --------
         Total current liabilities                                          7,579                  9,189
                                                                         --------               --------
Long-term liabilities:
     Long-term debt, net of current maturities                                102                     43
     Other                                                                    585                    511
                                                                         --------               --------
         Total long term liabilities                                          687                    554
                                                                         --------               --------
Commitments and contingencies
Minority interests                                                         25,560                 22,535
                                                                         --------               --------
Shareholders' equity:
         Common stock - $.01 par value per share:
         Authorized, 20,000,000 shares;
         Issued, 7,923,540 shares                                              79                     79
     Additional paid-in capital                                            34,979                 35,024
     Deferred compensation expense                                           (327)                  (200)
     Retained earnings                                                      6,942                  1,154
                                                                         --------               --------
                                                                           41,673                 36,057
     Treasury stock, at cost - 490,262 shares                              (2,365)                (2,365)
     Accumulated other comprehensive income                                   110                   --
                                                                         --------               --------
     Total shareholders' equity                                            39,418                 33,692
                                                                         --------               --------
Total liabilities and shareholders' equity                               $ 73,244               $ 65,970
                                                                         ========               ========


The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
    Consolidated Statements of Operations and Comprehensive Loss (unaudited)
                      (in thousands, except per share data)

                                                                             Six months ended                Three months ended
                                                                                 June 30,                         June 30,
                                                                        -------------------------         -------------------------
                                                                          1998             1999             1998             1999
                                                                        --------         --------         --------         --------
Sales:
     Products                                                           $ 11,999         $  6,317         $  5,107         $  3,898
     Services                                                              9,452            9,624            4,627            4,367
                                                                        --------         --------         --------         --------
                                                                          21,451           15,941            9,734            8,265
                                                                        --------         --------         --------         --------
Cost of sales:
     Products                                                              9,454            4,985            3,571            2,953
     Services                                                              7,152            7,477            3,836            3,599
                                                                        --------         --------         --------         --------
                                                                          16,606           12,462            7,407            6,552
                                                                        --------         --------         --------         --------

         Gross profit                                                      4,845            3,479            2,327            1,713
Research and development
     expenses, net                                                           758              581              416              272
Selling, general and
     administrative expenses                                               7,756            5,662            2,867            2,872
                                                                        --------         --------         --------         --------

     Operating loss                                                       (3,669)          (2,764)            (956)          (1,431)
Interest income                                                              125              289               64              265
Interest expense                                                            (166)            (115)             (74)             (75)
Gain on sale of division                                                   5,998             --              5,998             --
Other income (loss), net                                                    (382)             (21)            (427)             (24)
                                                                        --------         --------         --------         --------

     Income (loss) before income taxes                                     1,906           (2,611)           4,605           (1,265)
Provision for income taxes                                                    73               12               42              (25)
                                                                        --------         --------         --------         --------

     Income (loss) after income taxes                                      1,833           (2,623)           4,563           (1,240)
Minority interests                                                           395              109              220               91
Loss in affiliates, net of minority interests                             (1,596)          (3,274)          (1,247)          (1,761)
                                                                        --------         --------         --------         --------

     Net income (loss)                                                       632           (5,788)           3,536           (2,910)
Other comprehensive income:
Unrealized gain on securities available
     for sale                                                               --               --               --               (172)
                                                                        --------         --------         --------         --------
     Comprehensive income (loss)                                        $    632         $ (5,788)        $  3,536           (3,082)
                                                                        ========         ========         ========         ========
Basic net income (loss) per share                                       $   0.09         $  (0.78)        $   0.48         $  (0.39)
                                                                        ========         ========         ========         ========

Weighted average number of shares
     outstanding                                                           7,372            7,433            7,376            7,433
                                                                        ========         ========         ========         ========

Diluted net income (loss)
     per share                                                          $   0.09         $  (0.78)        $   0.48         $  (0.39)
                                                                        ========         ========         ========         ========

Weighted average number of shares
     outstanding and common share
     equivalents                                                           7,374            7,433            7,378            7,433
                                                                        ========         ========         ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                                 (in thousands)

                                                                                                         Accumulated
                                                      Additional   Deferred                                 other
                                           Common      paid-in      comp-      Treasury      Retained   comprehensive
                                Shares     stock       capital     ensation      stock       earnings      income         Total
                                ------   -----------  ----------   --------   -----------    --------   -------------   --------
Balances as of
      January 1, 1999            7,924   $        79   $ 34,979   $   (327)   $    (2,365)   $  6,942    $       110   $ 39,418

Amortization of
   restricted stock
   award compensation                                        45        127                                                  172

Unrealized gain on securities
  available for sale                                                                                            (110)      (110)

Net loss                                                                                       (5,788)                   (5,788)
                                ------   -----------   --------   --------    -----------    --------    -----------   --------

Balances as of
   June 30, 1999
   (unaudited)                   7,924   $        79   $ 35,024   $   (200)   $    (2,365)   $  1,154    $      --     $ 33,692
                                ======   ===========   ========   ========    ===========    ========    ===========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)
                             (dollars in thousands)

                                                                                               Six Months ended June 30,
                                                                                              -------------------------
                                                                                               1998              1999
                                                                                              -------          --------
Cash flows provided by (used in) operating activities:

    Net income (loss)                                                                         $   632          $(5,788)
    Adjustments to reconcile net income (loss) to net cash used
      in operating activities - see Schedule A                                                 (5,850)           2,982
                                                                                              -------          -------

      Net cash used in operating activities                                                    (5,218)          (2,806)
                                                                                              -------          -------

Cash flows provided by (used in) investing activities:
    Short-term and long-term bank deposits, net                                                (1,967)           1,252
    Restricted cash                                                                             1,456              293
    Investment in marketable securities                                                        (4,099)            --
    Proceeds from realization of marketable securities                                          4,416            1,520
    Net proceeds from sale of division-see Schedule B                                           6,595             --
    Acquisitions of property and equipment                                                       (743)            (227)
    Proceeds from sale of property and equipment                                                  128               69
    Acquisition of intangible assets                                                             (500)          (2,182)
    Decrease in other assets                                                                    1,070             --
                                                                                              -------          -------

      Net cash provided by investing activities                                                 6,356              725
                                                                                              -------          -------

Cash flows provided by (used in) financing activities:
    Proceeds from issuance of common stock, net                                                    55             --
    Proceeds from sale of shares received in partial conversion of note receivable              1,871             --
    Short-term debt, net                                                                       (2,176)           2,050
    Proceeds of long-term debt                                                                   --                 29
    Repayments of long-term debt                                                                 (633)            (491)
                                                                                              -------          -------

      Net cash provided by (used in) financing activities                                        (883)           1,588
                                                                                              -------          -------

Net increase (decrease) in cash and cash equivalents                                              255             (493)

Cash and cash equivalents at beginning of period                                                1,424            1,003
                                                                                              -------          -------

Cash and cash equivalents at end of period                                                    $ 1,679          $   510
                                                                                              =======          =======

Supplemental cash flow information:

    Cash paid during the period for:
      Interest                                                                                $   135          $   114
                                                                                              =======          =======
      Income taxes                                                                            $   127          $    65
                                                                                              =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
         Schedules To Consolidated Statements Of Cash Flows (unaudited)
                             (dollars in thousands)

                                                                                     Six months ended June 30,
                                                                                    ---------------------------
                                                                                      1998               1999
                                                                                    -------            --------
A    Adjustments  to  reconcile  net income  (loss) to net cash  provided by
       (used in) operating activities:
     Depreciation and amortization                                                  $   319            $   542
     Minority interests                                                              (1,494)            (3,024)
     Allowance for writeoff against note receivable                                     610               --
     Earnings on marketable debt securities                                             (17)              --
     Increase (decrease) in liability for severance pay                                 103                (74)
     Loss in affiliates                                                               1,596              5,523
     Gain on sale of division - See Schedule B                                       (5,998)              --
     Gain on sale of securities                                                        (192)              (247)
     (Gain) loss on sale of property, plant and equipment, net                          (37)                21
     Amortization of restricted stock award compensation                                 98                172
     Other                                                                                5                  1
     Increase in accounts receivable and other current assets                        (1,137)              (149)
     (Increase) decrease in inventory                                                  (307)               123
     Decrease in long-term receivables                                                  131                132
     Increase in accounts payable and other current liabilities                         220                  6
     Increase (decrease) in liability in respect of customer advances, net              250                (44)
                                                                                    -------            -------

                                                                                    $(5,850)           $ 2,982
                                                                                    =======            =======

B.   Assets/liabilities transferred upon sale of division:
        Trade accounts receivable, net                                              $   754
        Property and equipment, net                                                     405
        Accrued payroll, payroll taxes and social benefits                             (111)
        Other current liabilities                                                      (452)
                                                                                    -------

                                                                                    $   596
C    Non-cash activities: Receipt of capital stock in partial
         conversion of note receivable                                              $ 1,871
                                                                                    =======
     Reversal of unrealized gain on securities available for sale                                      $  (172)
                                                                                                       =======

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                             (dollars in thousands)

Note 1: Basis of Presentation

         In the opinion of the Company, all adjustments necessary for a fair presentation have been reflected herein. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts included in the consolidated statements of operations for the three and six month periods ended June 30, 1998 have been reclassified to conform with current presentation. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2: Investment in Tower

     Although the Company maintains the effective control of Tower Semiconductor Ltd. ("Tower"), the Company does not have voting control of Tower and therefore consolidates Tower's operations on an equity basis.

Summarized statement of operations information of Tower is as follows:

                                          Six months ended June 30,        Three months ended June 30,
                                         ----------------------------      ----------------------------
                                           1998                1999          1998                1999
                                         --------            --------      --------            --------

Sales                                    $ 37,759            $ 29,142      $ 14,572            $ 14,825
Gross loss                                 (2,248)             (7,876)       (3,238)             (3,628)
Research and development expenses           4,210               4,825         2,070               2,499
Sales, general and administrative           4,038               4,032         2,091               1,841
Operating loss                            (10,496)            (16,733)       (7,399)             (7,968)


Note 3: Effects of Recently Issued Accounting Standards

     In June 1998,  the FASB  issued  SFAS No. 133  "Accounting  for  Derivative
Instruments  and  Hedging  Activities."  SFAS  133  establishes  accounting  and reporting standards for derivative instruments and for hedging activities, requiring the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value, as well as the identification of the conditions for which a derivative may be specifically designed as a hedge. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Management is currently addressing the financial reporting measures that will be needed in order to comply with this disclosure requirement.

Note 4: Segment Information

                                           Computer      VAR          Data                     Multimedia
                                          consulting   computer   communication  Help desk   entertainment
                                           services    hardware   for utilities   software     software      Other*       Total
                                          ----------   --------   -------------   --------   -------------   ------       -----
Six months ended June 30, 1999:
Revenues from external customers          $  9,630     $  5,146     $    642                   $     38     $    305     $ 15,761
Intersegment revenues ..........                86           16          346                       --           --            448
Segment profit (loss) ..........               268          (77)      (1,362)                        21        (336)       (1,486)

 Six months ended June 30, 1998:
Revenues from external customers          $  9,166     $ 10,423     $    175      $     785    $     93     $    629     $ 21,270
Intersegment revenues ..........                61           11         --             --           158         --            230
Segment profit (loss) ..........             5,444        1,225       (1,513)        (1,330)       (596)         227        3,457

Three months ended June 30, 1999:
Revenues from external customers          $  4,615     $  2,865     $    555                   $     21     $    120     $  8,176
Intersegment revenues ..........                52            2          346                       --           --            400
Segment profit (loss) ..........               257           21         (724)                        15         (250)        (681)

 Three months ended June 30, 1998:
Revenues from external customers          $  4,480     $  4,562     $     48      $       2    $     61     $    490     $  9,643
Intersegment revenues ..........                32            1         --             --           158         --            191
Segment profit (loss) ..........             5,570          451         (852)          (133)       (126)         262        5,172

----------
* Represents two operating segments below the quantitative thresholds of FAS 131, a VAR software operation in Israel and an Internet database venture.

Reconciliation of Segment Profit to Consolidated Net Loss

Six months ended June 30, 1999:
         Total loss for reportable segments                                                   $(1,150)
         Other operational segment loss                                                          (336)
         Unallocated amounts: Net loss of corporate headquarters*                              (4,302)
                                                                                              -------
         Total consolidated net loss                                                          $(5,788)
                                                                                              =======
           ----------
           *Includes equity in losses of Tower (net of minority interest) of $3,227

Six months ended June 30, 1998:
         Total income for reportable segments                                                 $ 3,230
         Other operational segment income
                                                                                                  227
         Unallocated amounts: Net loss of corporate headquarters*                              (2,825)
                                                                                              -------
         Total consolidated net income                                                        $   632
                                                                                              =======
           ----------
           *Includes equity in losses of Tower (net of minority interest) of $1,522

 Three months ended June 30, 1999:
         Total loss for reportable segments                                                   $  (431)
         Other operational segment loss                                                          (250)
         Unallocated amounts: Net loss of corporate headquarters*                              (2,229)
                                                                                              -------
         Total consolidated net loss                                                          $(2,910)
                                                                                              =======
           ----------
           *Includes equity in losses of Tower (net of minority interest) of $1,738

Three months ended June 30, 1998:
         Total income for reportable segments                                                 $ 4,910
         Other operational segment income                                                         262
         Unallocated amounts: Net loss of corporate headquarters*                              (1,636)
                                                                                              -------
         Total consolidated net income                                                        $ 3,536
                                                                                              =======
           ----------
           *Includes equity in losses of Tower (net of minority interest) of $1,240.

Note 5: Contingencies

     Tower has been approached separately by two parties alleging that Tower is infringing on certain semiconductor production patents owned by such parties and requesting that Tower enter into negotiations for a royalty-bearing license for the use of the technology covered by such patents.

     Tower has successfully obtained, without royalty or other payments, a license to use such technology from one of the parties and is engaged in discussions with the other party to determine the merits of its claims. Tower and the Company are unable to determine at this time with any certainty the ultimate outcome of these discussions or the possible effect, if any, of this matter on Tower's and the Company's financial condition, operating results and business.

Note 6: Purchase of Outstanding Minority Interest in Subsidiary

     In April 1999, the Company completed successfully a tender offer for all of the publicly-held shares of a foreign subsidiary. The Company recorded goodwill resulting from the purchase of the outstanding minority interest in the subsidiary of approximately $2,200, which is being amortized over seven years. The cost of the tender offer was approximately $2,700. The Company financed the offer primarily by short-term bank credit and cash.

Note 7: Subsequent Event

     The Company has entered into an agreement to acquire substantially all of the assets of the Control Systems division of Scientific-Atlanta, Inc., which would become an integral part of the Company's data communications solutions for utilities segment. The purchase price for the acquisition is $5,000, subject to certain adjustments. The closing of this acquisition, which is subject to the satisfaction of certain conditions by both Scientific-Atlanta and the Company, is expected to occur in the third quarter of 1999.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General

     Data Systems & Software Inc. through its subsidiaries in the United States and in Israel (collectively, the "Company"), (i) provides consulting and development services for computer software and systems, (ii) is an authorized dealer and a value-added-reseller ("VAR") of computer hardware, and (iii) is a provider of data communications solutions for utilities. Through its equity investment in Tower Semiconductor Ltd. ("Tower"), the Company also engages in the manufacture of semiconductor products. Although the Company has retained effective control of Tower, the Company does not control more than 50% of Tower's voting shares, and accordingly accounts for its interest in Tower's results under the equity investment method.

     The Company's future operating results are subject to various risks and uncertainties. See "Item 1. Business - Factors Which May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K").

Results of Operations

     The following table sets forth certain information with respect to the results of operations of the Company for the six months and three months ended June 30, 1998 and 1999, including the percentage of total revenues during each period attributable to selected components of operations statement data, and for the period to period percentage changes in such components.


                                            Six months ended June 30,
                                -------------------------------------------------        Change
                                                                                          from
                                        1998                       1999                   1998
                                --------------------     ------------------------        -----
                                               % of                        % of           % of
                                ($,000)       sales      ($,000)           sales          1998
                                --------     -------     --------        --------        ------

   Sales                        $ 21,451         100%    $ 15,941             100%         (26)%
Cost of sales                     16,606          77       12,462              78          (25)
                                --------     --------    --------        --------

   Gross profit                    4,845          23        3,479              22          (28)

   R&D expenses                      758           4          581               4          (23)
   SG&A expenses                   7,756          36        5,662              35          (27)
                                --------     --------     --------       --------

   Operating loss                 (3,669)        (17)      (2,764)            (17)         (25)
   Interest income (expense), net    (41)      (--)           174               1          524
   Gain on sale of division        5,998          28         --              --

   Other loss, net                  (382)         (2)         (21)          (--)            95
                                --------     --------     --------       --------
   Income (loss) before
     income taxes                  1,906           9       (2,611)            (16)        (237)
   Income tax expense                 73        --             12            --            (84)
                                --------     --------     --------       --------
   Income (loss) after
     income taxes                  1,833           9       (2,623)            (16)        (243)
   Minority interests                395           1          109               1          (72)
   Loss in affiliates, net of
     minority interests           (1,596)         (7)      (3,274)            (20)         105
                                --------     --------     --------       --------
   Net income (loss)            $    632           3%    $ (5,788)             36%
                                ========     ========     ========       ========


                                         Three months ended June 30,
                                ---------------------------------------------         Change
                                                                                      from
                                       1998                      1999                 1998
                                -------------------      --------------------         ------
                                             % of                     % of             % of
                                ($,000)       sales       ($,000)     sales            1998
                                --------    --------     --------    --------         ------

   Sales                        $  9,734         100%    $  8,265         100%         (15)%
Cost of sales                      7,407          76        6,552          79          (12)
                                --------    --------     --------    --------

   Gross profit                    2,327          24        1,713          21          (26)

   R&D expenses                      416           4          272           3          (35)
   SG&A expenses                   2,867          30        2,872          35
                                --------    --------     --------    --------

   Operating loss                   (956)        (10)      (1,431)        (17)          50
   Interest income (expense), net    (10)       --            190           2
   Gain on sale of division        5,998          62         --          --

   Other loss, net                  (427)         (4)         (24)      (--)           (94)
                                --------    --------     --------    --------
   Income (loss) before
     income taxes                  4,605          47       (1,265)        (15)        (128)
   Income tax expense                 42        --            (25)      (--)          (160)
                                --------    --------     --------    --------
   Income (loss) after
     income taxes                  4,563          47       (1,240)        (15)        (127)
   Minority interests                220           2           91           1          (58)
   Loss in affiliates, net of
     minority interests           (1,247)        (13)      (1,761)        (21)          41
                                --------    --------     --------    --------
   Net income (loss)            $  3,536          36%    $ (2,910)        (34)%       (182)%
                                ========    ========     ========    ========

     SALES. The decrease in sales in the six months and three months ended June 30, 1999, as compared to the same periods in 1998, was primarily due to decreased VAR computer hardware segment sales. This decrease was partially offset by increased sales in the data communication solutions for utilities segment, which recorded over half a million dollars in sales during the second quarter of 1999. Computer hardware VAR sales were up 26% in the second quarter of 1999 as compared to the previous quarter, and the Company believes this improvement will continue.

     GROSS PROFIT. The decrease in gross profit in the six months and three months ended June 30, 1999 as compared to the same periods in 1998, was primarily due to the decrease in sales, as well as to slightly decreased gross profit margins from the Company's consulting services provided in Israel. The decrease in the gross profit margins in these periods as compared to the comparable periods in 1998 was primarily due to decreased gross profit margins in the VAR computer hardware segment and consulting services provided in Israel.

     RESEARCH AND DEVELOPMENT ("R&D"). The decrease in R&D in the six months and three months ended June 30, 1999, as compared to the same periods in 1998, is due to lower development costs in the Company's data communication solutions for utilities segment.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The decrease in SG&A in the six months ended June 30, 1999, as compared to the same period in 1998, was primarily due to the sale of the former help desk segment and the suspension of operations of the multimedia entertainment software segment.

     OPERATING LOSS. The decrease in the operating loss in the six months ended June 30, 1999, as compared to the same period in 1998, was primarily attributable to the decrease in SG&A and R&D, partially offset by the decrease in gross profit for this period. The increase in the operating loss in the three months ended June 30, 1999, as compared to the same period in 1998, was primarily attributable to the decrease in gross profit, which exceeded the aforementioned decrease in R&D expenses.

     SHARE OF AFFILIATED COMPANY'S NET LOSS. The increase in the equity loss, net of minority interests, in the six months ended June 30, 1999, as compared to the same period in 1998, resulted from increased losses in Tower, primarily attributable to a continued decrease in Tower sales and capacity utilization.

     NET INCOME (LOSS). The net loss in the six months and three months ended June 30, 1999 as compared with net income in the comparable periods in 1998, was almost entirely due to a nonrecurring gain from the sale of the former help desk segment in the second quarter of 1998, as well as to the aforementioned increase in equity losses from the Company's Tower subsidiary. Net loss excluding this gain on sale would have been $5.4 million in the six months ended June 30, 1998, and $2.5 million in the three months ended June 30, 1998.

FINANCIAL CONDITION

Liquidity and Capital Resources

     As of June 30, 1999, the Company had working capital of $707,000, including cash and cash equivalents of $510,000. The Company also had restricted cash of approximately $459,000. DSSI has a credit line from a bank of up to $2.2 million, which is secured by accounts receivable and inventory of its US subsidiaries, of which $1.4 million was being utilized at June 30, 1999.

     The Company intends to finance its operating activities and the service on its debt for the remainder of 1999 from cash on hand and credit lines, to the extent available. The Company is also seeking additional financing for its data communications solutions for utilities segment. The Company is considering various avenues for financing its ongoing activities, including the selling of certain assets and obtaining additional financing. To the extent that these resources are unavailable or insufficient, the Company may have to curtail and/or discontinue certain of its activities.

     In the second quarter of 1999, the Company completed successfully a tender offer for all of the publicly-held shares of a foreign subsidiary, approximately 77% of the shares of which it had owned up to the date of the tender offer. The cost of the tender offer was approximately $2.7 million and was financed primarily by short-term bank credit and also by cash that resulted in part from the sale of the balance of the Company's marketable securities for $1.6 million.

     The Company has entered into an agreement to acquire substantially all of the assets of the Control Systems division of Scientific-Atlanta, Inc., which would become an integral part of the Company's data communications solutions for utilities segment. The purchase price for the acquisition is $5 million subject to certain adjustments. The closing of this acquisition is subject to the satisfaction of certain conditions both by Scientific Atlanta and by the Company and is currently anticipated to take place during the third quarter of 1999.

     The decrease in trade accounts receivable during the second quarter of 1999, reflected both improved collections and the lower level of hardware sales during the quarter. The increase in short term debt was attributable to utilization of the credit line to fund, in part, the purchase by the Company of the publicly held shares of DSI Israel.

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

     The Company has completed a comprehensive review of these computer systems to ensure that all such systems are Year 2000 compliant prior to the commencement of the year 2000. The Company's plan for its Year 2000 compatibility effort includes the following: (i) conducting a comprehensive inventory of the Company's internal systems, including non-information technology systems (e.g. switching, billing and other platforms and electrical systems) and any systems intended to be acquired by the Company, (ii) conducting a comprehensive review of the systems developed by or licensed to the Company for customers either under development or within their warranty period, (iii) assessing and prioritizing any required mediation, and (iv) remediating any problems by modifying, or replacing where appropriate, non-compliant systems.

     In connection with its Year 2000 remediation efforts, the Company has not and does not expect to incur any significant costs. Any such efforts are expected to be handled by Company personnel as part of their regular duties. In respect of Tower's remediation efforts, Tower expects to incur staff costs as well as consulting and other expenses incremental to current spending levels. Tower anticipates that such costs will not be material. Tower estimates that the total cost associated with the Year 2000 projects will be $1.5 million, of which approximately $1.1 million has been expended to date. Tower has financed its Year 2000 related costs from its working capital and has expensed them as incurred.

     Both the Company and Tower do not believe that any of its products have any direct material Year 2000 compliance problems.

     In addition to assessing its own internal or externally supplied systems, the Company has made efforts to identify and remedy potential implications to the Company as a result of its suppliers' vulnerability to Year 2000 problems. There can be no assurance that the Company has or will be able to identify all aspects of its business that are subject to Year 2000 problems of customers or suppliers that affect the Company's business. There can also be no assurance that the Company's software suppliers are correct in their assertions that the software is Year 2000 compliant. Should either the Company's internal systems or the internal systems of any of the more significant suppliers or customers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. The Company has reviewed all of its key systems and has satisfied itself that it has identified substantially all systems with potential problems and has either corrected or is in the process of replacing them. As of June 30, 1999, the Company's Year 2000 remediation efforts were approximately 90% completed. The Company expects to complete the remediation by the end of the third quarter of 1999.

     Tower believes that it has or will have addressed all Year 2000 issues before the end of 1999, except with respect to certain embedded fab machinery as a result of nonresponse on the part of certain vendors; however, there can be no assurance that Tower will achieve Year 2000 compliance as scheduled.

Quantitative and Qualitative Disclosures About Market Risk

General

     The Company is required to make certain disclosures with respect to its financial instruments, including derivatives, if any. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that imposes on one entity a contractual obligation either to deliver or receive cash or another financial instrument to or from a second entity. Examples of financial instruments include cash and cash equivalents, trade accounts receivable, loans, investments, trade accounts payable, accrued expenses, options and forward contracts. The disclosures below include, among other matters, the nature and terms of derivative transactions, information about significant concentrations of credit risk, and the fair value of financial assets and liabilities.

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

Foreign Exchange Transactions

     No such transactions are reflected for the six-month and three-month periods ended June 30, 1998 and 1999.

Fair Value of Financial Instruments

     Fair values are estimated for financial instruments included in current assets and current liabilities at book value, due to the short maturity of such instruments. Fair value for long-term debt is estimated based on the current rates offered to the Company for debt with the same remaining maturities. Fair value of long-term equity marketable investments is estimated based on market value. The estimation of fair value for non-marketable long-term equity investments (book value of $286,000 as of June 30, 1999) was not practicable, although the Company believes that the estimated fair value of such financial instruments was not materially different from their book value.

     The market value of the Company's investment in Tower as of June 30, 1999 was approximately $26.8 million, below the carrying value of the equity investment (after minority interest) as of June 30, 1999 of $27.7 million. The Company believes that the abovedescribed decline in the market price of Tower is temporary.

Concentrations of Credit Risk

     The Company is subject to credit risk through its trade receivables. As of June 30, 1999, approximately 9% of the trade accounts receivable were due from a major Israel government-owned company which, despite experiencing financial difficulties, continues to pay its trade receivables over extended credit periods. Approximately 17% of the trade accounts receivable were due from a U.S. customer that continues to pay its trade receivables over usual credit periods. The remaining balance consists primarily of receivables from various customers.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                           PART II - Other information

Item 1: Legal Proceedings

     None.

Item 4: Submission of Matters to a Vote of Security Holders

     The Registrant's Annual Meeting of Stockholders (the "Meeting") was held on June 16, 1999. The following individuals were elected as directors of the Registrant at the Meeting:

                 George Morgenstern
                 Robert L. Kuhn
                 Harvey Eisenberger
                 Sheldon Krause
                 Susan L. Malley
                 Maxwell M. Rabb
                 Allen L. Schiff

     The election of directors was the only matter voted upon at the meeting. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and/or broker non-votes with respect to the election of directors.

     There were 6,170,103 votes for and 206,469 votes withheld for the election of each of the nominees, except for Mr. Rabb, who received 6,169,503 votes for and 207,069 votes withheld. There were no broker non-votes.

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Asset Purchase Agreement between Comverge Technologies, Inc. and Scientific-Atlanta, Inc. dated as of June 11, 1999

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     Report of the Company on Form 8-K dated June 16, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.

                                              DATA SYSTEMS & SOFTWARE INC.

Dated: August 12, 1999
                                              By: /s/ Yacov Kaufman

                                                    Yacov Kaufman
                                                    Chief Financial Officer