Form 10-Q
period 1999-09-30
DATA SYSTEMS & SOFTWARE INC
filed 1999-11-15
CIK 880984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 COMMISSION FILE NUMBER 0-19771


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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               |X| Yes                                 |_| No

     Number of shares outstanding of the registrant's common stock, as of October 31, 1999: 7,433,278
================================================================================

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.  Financial Information

Item 1.  Financial Statements

             Consolidated Balance Sheets
                  as of December 31, 1998 and September 30, 1999..............1

             Consolidated Statements of Operations
                  for the three month and nine month periods ended
                  September 30, 1998 and September 30, 1999...................2

             Consolidated Statement of Changes in Shareholders' Equity
                  for the nine month period ended
                  September 30, 1999..........................................3

             Consolidated Statements of Cash Flows
                  for the nine month periods ended
                  September 30, 1998 and September 30, 1999...................4

             Notes to Consolidated Financial Statements.......................6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................9


PART II. Other Information

Item 2.  Changes in Securities and Use of Proceeds...........................13

Item 6.  Exhibits and Reports on Form 8-K....................................14

Signatures ..................................................................15



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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)

                                                            As of          As of
                                                         December 31,   September 30,
ASSETS                                                      1998            1999
                                                         ------------   -------------
                                                                         (unaudited)
Current assets:
    Cash and cash equivalents                              $  1,003      $    467
    Short-term interest bearing bank deposits                 1,252           243
    Marketable equity securities, available for sale          1,383            --
    Restricted cash                                             752           209
    Trade accounts receivable, net                            7,244         8,614
    Inventory                                                   704         2,399
    Other current assets                                        960           941
                                                           --------      --------

       Total current assets                                  13,298        12,873
                                                           --------      --------
Investments                                                  56,490        48,700
                                                           --------      --------
Property and equipment, net                                   1,738         3,121
                                                           --------      --------

Other assets:
    Goodwill, net                                               190         2,635
    License, net                                                471           412
    Other                                                     1,057           946
                                                           --------      --------
                                                              1,718         3,993
                                                           --------      --------

Total assets                                               $ 73,244      $ 68,687
                                                           ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                        $    470      $  7,699
    Current maturities of long-term debt                        504            90
    Trade accounts payable                                    2,105         4,653
    Accrued payroll, payroll taxes and social benefits        2,561         1,661
    Other current liabilities                                 1,939         1,968
                                                           --------      --------
       Total current liabilities                              7,579        16,071
                                                           --------      --------
Long-term liabilities:
    Long-term debt, net of current maturities                   102            30
    Other                                                       585           609
                                                           --------      --------
       Total long term liabilities                              687           639
                                                           --------      --------
Commitments and contingencies
Minority interests                                           25,560        21,298
                                                           --------      --------
Shareholders' equity:
    Common stock - $.01 par value per share:
       Authorized, 20,000,000 shares;
       Issued, 7,923,540 shares                                  79            79
    Additional paid-in capital                               34,979        35,051
    Deferred compensation expense                              (327)         (136)
    Retained earnings                                         6,942        (1,950)
                                                           --------      --------
                                                             41,673        33,044
    Treasury stock, at cost - 490,262 shares                 (2,365)       (2,365)
    Accumulated other comprehensive income                      110            --
                                                           --------      --------
    Total shareholders' equity                               39,418        30,679
                                                           --------      --------

       Total liabilities and shareholders' equity          $ 73,244      $ 68,687
                                                           ========      ========


                   The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
    Consolidated Statements of Operations and Comprehensive Loss (unaudited)
                      (in thousands, except per share data)


                                             Nine months ended             Three months ended
                                                September 30,                 September 30,
                                          -----------------------       -----------------------
                                            1998           1999           1998           1999
                                          --------       --------       --------       --------
Sales:
    Products                              $ 15,029       $ 10,632       $  3,205       $  4,315
    Services                                14,573         14,526          4,946          4,902
                                          --------       --------       --------       --------

                                            29,602         25,158          8,151          9,217
                                          --------       --------       --------       --------
Cost of sales:
    Products                                11,865          9,007          2,587          4,022
    Services                                11,192         10,937          3,864          3,460
                                          --------       --------       --------       --------

                                            23,057         19,944          6,451          7,482
                                          --------       --------       --------       --------

       Gross profit                          6,545          5,214          1,700          1,735
Research and development
    expenses, net                            1,254            777            496            196
Selling, general and
    administrative expenses                 10,581          8,842          2,825          3,180
                                          --------       --------       --------       --------

       Operating loss                       (5,290)        (4,405)        (1,621)        (1,641)

Interest income                                144            293             19              4
Interest expense                              (215)          (275)           (49)          (160)
Gain on sale of division                     5,998             --             --             --
Other expense, net                          (2,126)          (263)        (1,744)          (242)
                                          --------       --------       --------       --------

       Loss before income taxes             (1,489)        (4,650)        (3,395)        (2,039)

Provision for income taxes                      32             32            (41)            20
                                          --------       --------       --------       --------

       Loss after income taxes              (1,521)        (4,682)        (3,354)        (2,059)

Minority interests                             579            204            184             95
Loss in affiliates, net of minority
   interests                                (2,932)        (4,414)        (1,336)        (1,140)
                                          --------       --------       --------       --------

Net loss                                  $ (3,874)      $ (8,892)      $ (4,506)      $ (3,104)
                                          ========       ========       ========       ========

Basic and diluted net loss per share      $  (0.53)      $  (1.20)      $  (0.62)      $  (0.42)
                                          ========       ========       ========       ========

Weighted average number of shares
    outstanding                              7,359          7,433          7,310          7,433
                                          ========       ========       ========       ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                                 (in thousands)


                                                                                                       Accumulated
                                                     Additional    Deferred                               other
                                          Common       paid-in      comp-      Treasury   Retained   comprehensive
                              Shares       stock       capital     ensation     stock     earnings        income     Total
                             ---------   ---------   ---------   ----------   ---------   --------        ------     -----
Balances as of
   January 1, 1999               7,924   $      79   $  34,979   $    (327)   $  (2,365)  $   6,942    $    110    $ 39,418

Amortization of warrants                                    27                                                           27

Amortization of restricted
   stock award compensation
   and warrants                                             45         191                                              236

Unrealized gain on securities
  available for sale                                                                                       (110)       (110)

Net loss                                                                                     (8,892)                 (8,892)
                             ---------   ---------   ---------   ---------    ---------   ----------   --------    ---------

Balances as of
   September 30, 1999
   (unaudited)                   7,924   $      79   $  35,051   $    (136)   $  (2,365)  $  (1,950)   $     --    $ 30,679
                             =========   =========   =========   ==========   ==========  ==========   ========    ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)
                             (dollars in thousands)

                                                                 Nine months ended
                                                                   September 30,
                                                               ---------------------
                                                                1998           1999
                                                               -------       -------
Cash flows used in operating activities:

    Net loss                                                   $(3,874)      $(8,892)
    Adjustments to reconcile net loss to net cash used
      in operating activities - see Schedule A                     (79)        3,208
                                                               -------       -------

      Net cash used in operating activities                     (3,953)       (5,685)
                                                               -------       -------


Cash flows provided by (used in) investing activities:
    Short-term and long-term bank deposits, net                 (1,965)        1,009
    Restricted cash                                              1,134           543
    Investment in marketable securities                         (5,898)           --
    Proceeds from realization of marketable securities           6,528         1,520
    Net proceeds from sale of division-see Schedule B            6,595            --
    Acquisitions of property and equipment                        (821)       (2,139)
    Proceeds from sale of property and equipment                   135           117
    Acquisition of intangible assets                              (474)       (2,692)
                                                               -------       -------

      Net cash provided by (used in) investing activities        5,234        (1,642)
                                                               -------       -------

Cash flows provided by (used in) financing activities:
    Proceeds from issuance of common stock, net                     55            46
Purchase of treasury stock                                        (495)           --
    Proceeds from sale of shares received in partial
       conversion of note receivable                             1,871            --
    Short-term debt, net                                        (2,303)        7,229
    Proceeds of long-term debt                                     102            39
    Repayments of long-term debt                                  (880)         (523)
                                                               -------       -------

      Net cash provided by (used in) financing activities       (1,650)        6,791
                                                               -------       -------

Net decrease in cash and cash equivalents                         (369)         (536)

Cash and cash equivalents at beginning of period                 1,424         1,003
                                                               -------       -------

Cash and cash equivalents at end of period                     $ 1,055       $   467
                                                               =======       =======

Supplemental cash flow information:

    Cash paid during the period for:

      Interest                                                 $   172       $   188
                                                               =======       =======

      Income taxes                                             $   151       $    44
                                                               =======       =======

                   The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
         Schedules To Consolidated Statements of Cash Flows (unaudited)
                             (dollars in thousands)

                                                                                Nine months ended September 30,
                                                                                -------------------------------
                                                                                     1998           1999
                                                                                    -------       -------
A. Adjustments to reconcile net loss to net
         cash used in operating activities:
       Depreciation and amortization                                                $   822       $   906
       Minority interests                                                            (2,591)       (3,928)
       Allowance for writeoff against note receivable                                   610            --
       Allowance for bank guarantees for affiliate                                    1,135            --
       Writeoff of investment in affiliate and related receivables                      256            --
       Earnings on marketable debt securities                                           (30)           --
       Deferred interest                                                                 --            27
       Increase in liability for severance pay                                          195            24
       Loss in affiliates                                                             4,954         7,454
       Gain on sale of division - See Schedule B                                     (5,998)           --
       Gain on sale of securities                                                      (192)         (247)
       (Gain) loss on sale of property, plant and equipment, net                        (38)           38
       Amortization of restricted stock award compensation                              147           191
       Other                                                                             (4)           --
       Decrease (increase) in accounts receivable and other current assets            1,355        (1,351)
       Increase in inventory                                                           (490)       (1,695)
       Decrease in long-term receivables                                                 97           111
       Increase (decrease) in accounts payable and other current liabilities           (372)        1,677
       Increase (decrease) in liability in respect of customer advances, net             65            --
                                                                                    -------       -------

                                                                                    $   (79)      $ 3,207
                                                                                    =======       =======

B. Assets/liabilities transferred upon sale of division:
       Trade accounts receivable, net                                               $   754
       Property and equipment, net                                                      405
       Accrued payroll, payroll taxes and social benefits                              (111)
       Other current liabilities                                                       (452)
                                                                                     -------

                                                                                    $   596
                                                                                    =======

C. Non-cash activities:

       Issuance of 250,000 warrants to lender in connection with loan received                   $   318
                                                                                                 =======

       Receipt of capital stock in partial conversion of note receivable            $ 1,871
                                                                                    =======


                   The accompanying notes are an integral part of these consolidated financial statements.

                   DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                             (dollars in thousands)

Note 1: Basis of Presentation

     In the opinion of the Company, all adjustments necessary for a fair presentation have been reflected herein. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts included in the consolidated statements of operations for the three and nine month periods ended September 30, 1998 have been reclassified to conform with current presentation. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2: Investment in Tower

     Although the Company maintains the effective control of Tower Semiconductor Ltd. ("Tower"), the Company does not have voting control of Tower and therefore consolidates Tower's operations on an equity basis.

Summarized statement of operations information of Tower is as follows:

                                          Nine months ended September 30,      Three months ended September 30,
                                          ------------------------------       -------------------------------
                                             1998              1999               1998               1999
                                             ----              ----               ----               ----
Sales                                     $ 52,926          $ 47,332            $ 15,167          $ 18,190
Gross loss                                  (4,939)           (8,500)             (2,691)             (624)
Research and development expenses            6,104             6,956               1,894             2,131
Sales, general and administrative            6,292             6,371               2,254             2,339
Operating loss                             (17,335)          (21,827)             (6,839)           (5,094)

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

Note 4:  Acquisition

     In the third quarter of 1999, the Company has acquired the assets of the Control Systems division of Scientific-Atlanta, Inc., making it an integral part of the Company's data communications solutions for utilities segment. The purchase price for the acquisition, including cash paid, contingent payments and fees related to the transaction, was $4,181, of which, $1,862 was allocated to inventory, $1,810 to property and equipment and $509 to patents and patents pending. The patents and patents pending are being amortized over the remaining life of the patent, 15 years from patent approval. The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair value at the date of the acquisition. The valuation of these acquired assets is preliminary and as a result, the allocation among the different assets may change. In addition, the purchase price is subject to certain adjustments a year after the closing in the third quarter of 2000.

     The Company financed the acquisition with a short term bank loan, bearing interest of prime +1% per annum payable monthly, with the principal payable in August 2000. In addition, the Company issued to the lender 250,000 warrants to purchase Common Stock of the Company, with an exercise price of $3.31 per share, the fair market value of the Company's Common Stock on the date of the grant, expiring on August 30, 2002. The Company recorded $318 of deferred interest expense related to the issuance of the warrants, using the Black Scholes option pricing model to determine the fair value of the warrants. The Company amortizes the deferred interest expense over the life of the short term bank loan. The loan is secured by substantially all the Company's assets.

     Pro Forma Operations Data. The following pro forma statements of operations information gives effect to this acquisition, assuming it had been consummated at the beginning of the earliest period presented:

                                            Nine months ended September 30,
                                               1998            1999
                                             --------        ---------
          Revenues                           $ 39,667        $ 29,985
          Net loss                             (9,114)        (10,873)
          Net loss per share                 $  (1.24)       $  (1.46)

     The pro forma information is not necessarily indicative of the results that would actually have occurred had the transactions been consummated on the dates indicated, nor are they necessarily indicative of future operating results of the Company.

Note 5: Segment Information

                                                 Computer       VAR         Data                   Multimedia
                                                 consulting  computer   communication  Help desk   entertainment
                                                  services   hardware  for utilities    software    software      Other*     Total
                                                  --------   --------  -------------    --------    --------      ------     -----
Nine months ended September 30, 1999:
Revenues from external customers ..............  $ 13,753    $  9,218   $  1,360             --    $     38    $    519    $ 24,888
Intersegment revenues .........................       113          26        331             --          --          --         470
Segment profit (loss) .........................       (21)         74     (2,688)            --          22        (305)     (2,918)

 Nine months ended September 30, 1998:
Revenues from external customers ..............  $ 13,967    $ 13,502   $    175       $    785    $    123    $    780    $ 29,332
Intersegment revenues .........................       103          18         --             --         158          --         279
Segment profit (loss) .........................     5,898       1,466     (2,573)        (1,330)       (651)       (251)      2,559

Three months ended September 30, 1999:
Revenues from external customers ..............  $  4,123    $  4,072   $    718             --    $     --    $    214    $  9,127
Intersegment revenues .........................        27          10        (15)            --          --          --          22
Segment profit (loss) .........................      (289)        151     (1,326)            --           1          31      (1,432)

 Three months ended September 30, 1998:
Revenues from external customers ..............  $  4,750    $  3,079   $     --             --    $     30    $    151    $  8,010
Intersegment revenues .........................        42           7         --             --          --          --          49
Segment profit (loss) .........................        --         241     (1,060)            --         (55)        (24)       (898)

----------
* Represents two operating segments below the quantitative thresholds of FAS 131, a VAR software operation in Israel and an Internet database venture.

Reconciliation of Segment Profit to Consolidated Net Loss Nine months ended September 30, 1999:

          Total loss for reportable segments                         $(2,613)
          Other operational segment loss                                (305)
          Unallocated amounts: Net loss of corporate headquarters*    (5,974)
                                                                     -------
          Total consolidated net loss                                $(8,892)
                                                                     =======

          ----------
          * Includes equity in losses of Tower (net of minority interest) of $4,342.

Nine months ended September 30, 1998:

          Total income for reportable segments                       $ 2,810
          Other operational segment loss                                (251)
          Unallocated amounts: net loss of corporate headquarters*    (6,433)
                                                                     -------
          Total consolidated net income                              $(3,874)
                                                                     =======
          ----------
          * Includes equity in losses of Tower (net of minority interest) of $2,821.

Three months ended September 30, 1999:
          Total loss for reportable segments                         $(1,463)
          Other operational segment profit                                31
          Unallocated amounts: Net loss of corporate headquarters*    (1,672)
                                                                     -------
          Total consolidated net loss                                $(3,104)
                                                                     =======
          ----------
          * Includes equity in losses of Tower (net of minority interest) of $1,115.

Three months ended September 30, 1998:
          Total loss for reportable segments                         $  (874)
          Other operational segment loss                                 (24)
          Unallocated amounts: Net loss of corporate headquarters*    (3,608)
                                                                     -------
          Total consolidated net loss                                $(4,506)
                                                                     =======
          ----------
          * Includes equity in losses of Tower (net of minority interest) of $1,299.

Note 6: Contingencies

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

Note 7:  Purchase of Outstanding Minority Interest in Subsidiary

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

Note 8:  Subsequent Event

     In October 1999, the Company completed a private placement of $2,000 of 0% Convertible Subordinated Debentures (the "Debentures") and 100,000 warrants to purchase Common Stock of the Company. The Company also issued 20,000 warrants as compensation to a finder in connection with the placement. The Debentures, which are payable in October 2001, do not bear interest. Interest will be imputed on the debentures and will be amortized over the life of the Debentures. The Debentures are convertible into Common Stock of the Company at a conversion price equal to the lower of (i) $3.06625 and (ii) 85% of the average of the closing bid prices for the Common Stock for the five trading days preceding delivery of a notice of conversion. The Company intends to record deferred interest expense related to the issuance of the warrants using the Black Scholes option pricing model to determine the fair value of the warrants, amortizing the deferred interest over the life of the Debenture. A charge related to the discount on conversion feature of the Debentures will be recorded and amortized as interest expense over the life of the Debentures. The warrants are exercisable at a price of $3.06625 per share and expire in October 2002.

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

Results of Operations

     The following table sets forth certain information with respect to the results of operations of the Company for the nine months and three months ended September 30, 1998 and 1999, including the percentage of total revenues during each period attributable to selected components of operations statement data, and for the period to period percentage changes in such components.

                               Nine months ended September 30,                  Three months ended September 30,
                             -----------------------------------   Change   -----------------------------------------      Change
                                                                   from                                                     from
                                  1998               1999          1998           1998                   1999               1998
                             ---------------    ---------------    ----     -----------------    --------------------       ----
                                        % of               % of     % of                % of                    % of        % of
                             ($,000)   sales     ($,000)   sales    1998     ($,000)    sales    ($,000)        sales       1998
                             -------   -----     -------   -----    ----     -------    -----    -------        -----       ----
Sales                       $ 29,602    100%    $ 25,158   100%     (15)%   $  8,151     100%    $  9,217         100%        13%
Cost of sales                 23,057     78       19,944    79      (14)       6,451      79        7,482          81         16
                            --------    ---     --------   ---              --------     ---     --------         ---
Gross profit                   6,545     22        5,214    21      (20)       1,700      21        1,735          19          2

R&D expenses, net              1,254      4          777     3      (38)         496       6          196           2        (60)
SG&A expenses                 10,581     36        8,842    35      (16)       2,825      35        3,180          35         13
                            --------    ---     --------   ---              --------     ---     --------         ---

Operating loss                (5,290)   (18)      (4,405)  (17)     (17)      (1,621)    (20)      (1,641)        (18)         1

Interest income (expense),
    net                          (71)   (--)          18    --      125          (30)     --         (156)         (2)      (420)
Gain on sale of division       5,998     20           --    --     (100)          --      --           --          --
Other expense, net            (2,126)    (7)        (263)   (1)      88       (1,744)    (21)        (242)         (3)        86
                            --------    ---     --------   ---              --------     ---     --------         ---
Loss before income taxes      (1,489)    (5)      (4,650)  (18)    (212)      (3,395)    (41)      (2,039)        (23)        40
Income tax expense                32     --           32    --       --          (41)     --           20          --       (149)
                            --------    ---     --------   ---              --------     ---     --------         ---
Loss after income taxes       (1,521)    (5)      (4,682)  (18)    (208)      (3,354)    (41)      (2,059)        (23)        39
Minority interests               579      2          204     1      (65)         184       2           95           1        (48)
Loss in affiliates,
net of minority
interests                     (2,932)   (10)      (4,414)  (18)     (51)      (1,336)    (16)      (1,140)        (12)        15
                            --------    ---     --------   ---              --------     ---     --------         ---

Net loss                    $ (3,874)   (13)%   $ (8,892)  (35)%   (130)%   $ (4,506)    (55)%   $ (3,104)        (34)%       32%
                            ========    ===     ========   ===              ========     ===     ========         ===

     SALES. The increase in sales in the third quarter of 1999 as compared to the same period in 1998, was primarily due to increased sales in the data communication solutions for utilities segment, as well as increased VAR computer hardware segment sales. These improvements were partially offset by a decrease in sales from computer consulting in Israel. The decrease in sales in the nine months ended September 30, 1999, as compared to the same periods in 1998, was primarily due to decreased VAR computer hardware segment sales, the sale of the former help desk segment and decreased sales from computer consulting in Israel. This decrease was partially offset by increased sales in the data communication solutions for utilities segment. Data communication solutions for utilities sales were up more than 29% and computer hardware VAR sales were up 42% in the third quarter of 1999 as compared to the immediately preceding quarter.

     GROSS PROFIT. The increase in gross profits in the third quarter of 1999 as compared to the same period in 1998, was due to increased gross profit in all areas of activity except for consulting activities in Israel which had lower gross profits due to the aforementioned decrease in sales. The decrease in gross profit in the nine months ended September 30, 1999 as compared to the same period in 1998, was primarily due to the aforementioned decrease in VAR computer hardware segment sales and decreased consulting services sales in Israel. The decrease in the gross profit margin in these periods as compared to the comparable periods in 1998 was primarily the result of decreased gross profit margins from consulting services provided in Israel and from the VAR computer hardware segment.

     RESEARCH AND DEVELOPMENT ("R&D"). The decrease in R&D in the nine months and three months ended September 30, 1999, as compared to the same periods in 1998, is due to lower development costs in the Company's data communication for utilities segment as it shifts the focus of its activities from product development to the marketing of its products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The increase in SG&A in the third quarter of 1999 as compared to the same period in 1998, was primarily due to increased marketing expenses in the data communication for utilities segment and the VAR computer hardware segments. The decrease in SG&A in the nine months ended September 30, 1999, as compared to the same period in 1998, was primarily due to the sale of the former help desk segment and the suspension of operations of the multimedia entertainment software segment, as well as reduced corporate SG&A.

     OPERATING LOSS. Operating loss in the third quarter of 1999 was relatively unchanged as compared with the third quarter of 1998, reflecting an increase in gross profits and reduction in R&D expenses, which were offset by increased SG&A expenses as described above. The decrease in the operating loss in the nine months ended September 30, 1999, as compared to the same period in 1998, was primarily attributable to the decrease in SG&A and R&D, partially offset by the decrease in gross profit for this period.

     OTHER EXPENSE. In 1998 other expense was primarily due to the accrual of loss contingencies in connection with guarantees by the Company of the debt of an affiliate and the writeoff of the Company's investment in such affiliate, as well as to the settlement of certain litigation. In 1999 other expense was primarily due to writing down of inventories to market value.

     SHARE OF AFFILIATED COMPANY'S NET LOSS. The decrease in the equity loss, net of minority interests, in the third quarter of 1999 as compared to the same period in 1998, was due to decreased operating losses at Tower, as a result of increased sales and capacity utilization. The increase in the equity loss in the nine months ended September 30, 1999 as compared to the same period in 1998, resulted from increased losses at Tower, primarily attributable to a decrease in Tower sales and capacity utilization in the first six months of 1999.

     NET LOSS. The decrease in net loss in the third quarter of 1999 as compared to the same period in 1998, was primarily due to other expenses recorded in the third quarter of 1998. The increased net loss in the nine months ended September 30, 1999 as compared with net loss in the comparable period in 1998 was almost entirely due to a nonrecurring gain from the sale of the former help desk segment in the second quarter of 1998 as well as to the aforementioned increase in equity losses from Tower.

FINANCIAL CONDITION

Liquidity and Capital Resources

     As of September 30, 1999, the Company had negative working capital of $3.2 million, including cash, cash equivalents and short term deposits of $710,000. The Company also had restricted cash of approximately $459,000. DSSI has a credit line from a bank of up to $2.2 million, which is secured by accounts receivable and inventory of its US subsidiaries, of which $1.4 million was being utilized at September 30, 1999.

     The negative working capital was primarily due to the Company financing its recent acquisitions with short term bank loans as described below. The Company intends to continue financing its operating activities and the service on its debt for the remainder of 1999 from cash on hand and credit lines, to the extent available. The Company is also seeking alternative and additional long term financing for its data communications solutions for utilities segment. The Company is considering various avenues for financing its ongoing activities, including the selling of certain assets and obtaining additional financing. To the extent that these resources are unavailable or insufficient, the Company may have to curtail and/or discontinue certain of its activities.

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

     In the third quarter of 1999, the Company acquired the assets of the Control Systems division of Scientific-Atlanta, Inc., making it an integral part of the Company's data communications solutions for utilities segment. The purchase price for the acquisition, including cash paid, contingent payments and fees related to the transaction, was $4.18 million, of which $1.86 million was allocated to inventory, $1.81 million to property and equipment, and $509,000 to patents and patents pending. The patents and patents pending are being amortized over the remaining life of the patent, 15 years from patent approval. The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair value at the date of the acquisition. The valuation of these acquired assets is preliminary and as a result, the allocation among the different assets may change. In addition, the purchase price is subject to certain adjustments a year after the closing in the third quarter of 2000.

     The Company financed the acquisition with a short term bank loan, bearing interest of Prime +1% per annum, principle payable in August 2000 and interest paid on a current basis. In addition, the Company issued to the lender 250,000 warrants to purchase Common Stock of the Company. The warrants are exercisable at an exercise price of $3.31 per share, the fair market value of the Company's Common Stock on the date of the grant, and expire on August 30, 2002. The Company recorded $318 of deferred interest expense related to the issuance of the warrants, using the Black Scholes option pricing model to determine the fair value of the warrants. The Company amortizes the deferred interest expense over the life of the short term bank loan. The loan is secured by substantially all the Company's assets.

     The increase in trade accounts receivable during the third quarter of 1999 reflected primarily a higher level of hardware sales during the quarter as well as sales in the recently expanded data communication segment. The increase in short term debt was attributable to utilization of the credit line to fund, in part, the purchase by the Company of the publicly held shares of DSI Israel as well as short term loans and to finance the aforementioned acquisition of the Scientific-Atlanta Control Systems division.

     In October 1999, the Company completed a private placement of $2 million of 0% Convertible Subordinated Debentures (the "Debentures") and 100,000 warrants to purchase Common Stock of the Company. The Company also issued 20,000 warrants as compensation to a finder in connection with the placement. The Debentures, which are payable in October 2001, do not bear interest. The Debentures are convertible into Common Stock of the Company at a conversion price equal to the lower of (i) $3.06625 and (ii) 85% of the average of the closing bid prices for the Common Stock for the five trading days preceding delivery of a notice of conversion. The warrants are exercisable at an exercise price of $3.06625 per share and expire in October 2002. Conversion of the Debentures could result in significant dilution of the interests of shareholders of the Company.

Year 2000 Disclosure

     The Company has conducted a review of its computer systems and operations, both those for internal use and those developed for customers, to identify and determine the extent to which any systems may be vulnerable to potential errors and failures as a result of the "Year 2000 problem." Any of these programs that have sensitive software could experience system failures or miscalculations and result in disruption of operations.

     The Company has completed a comprehensive review of these computer systems to ensure that all such systems are Year 2000 compliant prior to the commencement of the year 2000. The Company's plan for its Year 2000 compatibility effort includes the following: (i) conducting a comprehensive inventory of the Company's internal systems, including non-information technology systems (e.g. switching, billing and other platforms and electrical systems) and any systems intended to be acquired by the Company, (ii) conducting a comprehensive review of the systems developed by or licensed to the Company for customers either under development or within their warranty period, (iii) assessing and prioritizing any required remediation, and (iv) remedying any problems by modifying, or replacing where appropriate, non-compliant systems.

     In connection with its Year 2000 remediation efforts, the Company has not and does not expect to incur any significant costs. Any such efforts are expected to be handled by Company personnel as part of their regular duties. In respect of Tower's remediation efforts, Tower expects to incur staff costs well as consulting and other expenses incremental to current spending levels. Tower anticipates that such costs will not be material. Tower estimates that the total cost associated with the Year 2000 projects will be $1.5 million, of which approximately $1.1 million has been expended to date. Tower has financed its Year 2000 related costs from its working capital and has expensed them as incurred.

     Both the Company and Tower do not believe that any of its products have any direct material Year 2000 compliance problems.

     In addition to assessing its own internal or externally supplied systems, the Company has made efforts to identify and remedy potential implications to the Company as a result of its suppliers' vulnerability to Year 2000 problems. There can be no assurance that the Company has or will be able to identify all aspects of its business that are subject to Year 2000 problems of customers or suppliers that affect the Company's business. There can also be no assurance that the Company's software suppliers are correct in their assertions that the software is Year 2000 compliant. Should either the Company's internal systems or the internal systems of any of its more significant suppliers or customers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. The Company has reviewed all of its key systems and has satisfied itself that it has identified substantially all systems with potential problems and has either corrected or is in the process of replacing them. As of September 30, 1999, the Company's Year 2000 remediation efforts were almost completed. The Company expects to complete the remediation by December 1999.

     Tower believes that it has or will have addressed all Year 2000 issues before the end of 1999, except with respect to certain embedded fab machinery as a result of no response on the part of certain vendors; however, there can be no assurance that Tower will achieve Year 2000 compliance as scheduled.

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

Foreign Exchange Transactions

     No such transactions are reflected for the nine-month and three-month periods ended September 30, 1998 and 1999.

Fair Value of Financial Instruments

     Fair values are estimated for financial instruments included in current assets and current liabilities at book value, due to the short maturity of such instruments. Fair value for long-term debt is estimated based on the current rates offered to the Company for debt with the same remaining maturities. Fair value of long-term equity marketable investments is estimated based on market value. The estimation of fair value for non-marketable long-term equity investments (book value of $286,000 as of September 30, 1999) was not practicable, although the Company believes that the estimated fair value of such financial instruments was not materially different from their book value.

     The market value of the Company's investment in Tower as of September 30, 1999 was approximately $29.7 million, above the carrying value of the equity investment (after minority interest) as of September 30, 1999 of $27.5 million.

Concentrations of Credit Risk

     The Company is subject to credit risk through its trade receivables. As of September 30, 1999, approximately 9% of the trade accounts receivable were due from a major Israel government-owned company which, despite experiencing financial difficulties, continues to pay its trade receivables over extended credit periods. Approximately 17% of the trade accounts receivable were due from a U.S. customer that continues to pay its trade receivables over usual credit periods. The remaining balance consists primarily of receivables from various customers.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                           PART II - Other Information


Item 2.   Changes in Securities and Use of Proceeds

     (c)  Sales of Unregistered Securities

          Set forth below is certain information concerning sales by the Company of unregistered securities during the third quarter of 1999. The issuance by the Company of the securities sold in the transaction referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

          In August 1999, the Company issued, in connection with a credit agreement between the Company and Bank Leumi U.S.A., warrants to purchase an aggregate of 250,000 shares of Common Stock of the Company to Bank Leumi USA and Bank Leumi le-Israel. The warrants may be exercised at any time on or before August 30, 2002 at an exercise price of $3.31 per share. The warrant agreement and the form of warrant are included as Exhibit 4.1 to this Quarterly Report. Pursuant to the terms of the warrants, the Company is required to file, make effective and maintain the effectiveness of a registration statement covering the resale of the shares of Common Stock underlying the warrants. The Company has filed the registration statement which is awaiting review by the Securities and Exchange Commission.

          The proceeds from the exercise of the warrants, if any, will be used for working capital and general corporate purposes.

Item 6:   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          4.1 Warrant Agreement dated August 30, 1999 between Bank Leumi USA and the Registrant, including form of warrant annexed thereto.

          10.1 Amended and Restated Credit Agreement dated August 30, 1999 between Bank Leumi USA and the Registrant.

          10.2 Term Note dated August 30, 1999 of the Registrant payable to Bank Leumi USA for the principal sum of $5,947,482 due August 1, 2000.

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          Report of the Company on Form 8-K dated September 9, 1999, as amended by Amendment No. 1 on Form 8-K/A dated November 12, 1999.

          Report of the Company on Form 8-K dated October 5, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.



                                               DATA SYSTEMS & SOFTWARE INC.

Dated: November 15, 1999
                                               By: /s/ Yacov Kaufman

                                                     Yacov Kaufman
                                                     Chief Financial Officer