Form 10-K
period 1999-12-31
DATA SYSTEMS & SOFTWARE INC
filed 2000-03-30
CIK 880984

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the common stock held by non-affiliates of the registrant at March 22, 2000 was approximately $38.5 million. The aggregate market value was calculated by using the closing price of the stock on that date on the Nasdaq National Market.

     Number of shares outstanding of the registrant's common stock, as of March 22, 2000: 7,576,794.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain sections of the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I
Item 1    Business........................................................................................     1
Item 2    Properties......................................................................................     8
Item 3    Legal Proceedings...............................................................................     8
Item 4    Submission of Matters to a Vote of Security Holders.............................................     8

PART II
Item 5    Market for Registrant's Common Equity and Related Stockholder Matters...........................     9
Item 6    Selected Financial Data.........................................................................     9
Item 7    Management's Discussion and Analysis of Financial Condition and Results
            of Operations.................................................................................    11
Item 7A   Quantitative and Qualitative Disclosures About Market Risk......................................    15
Item 8    Financial Statements and Supplementary Data.....................................................    16
Item 9    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..........................................................................    16

PART III
Item 10   Directors and Executive Officers of the Registrant..............................................    16
Item 11   Executive Compensation..........................................................................    16
Item 12   Security Ownership of Certain Beneficial Owners and Management..................................    16
Item 13   Certain Relationships and Related Transactions..................................................    16

PART IV
Item 14   Exhibits, Financial Statements Schedules and Reports on Form 8-K................................    17

     Certain statements contained in this report are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negatives thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below under the heading "Item 1. Business-Factors That May Affect Future Results."

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Data Systems & Software Inc. through its subsidiaries in the United States and Israel is engaged in the following businesses:

     o providing consulting and development services for computer software and systems;

     o developing and marketing load control and data communications solutions for electric utilities; and

     o serving as an authorized dealer and a value-added-reseller (VAR) of computer hardware.

In addition, through the end of 1999, we also maintained an equity investment in Tower Semiconductor Ltd. ("Tower"), a manufacturer of semiconductors.

CONSULTING AND DEVELOPMENT SERVICES

  Services

     Through our subsidiaries, International Data Operations (IDO) and Decision Systems Israel ("DSI Israel"), we provide computer software and systems consulting, development and integration services, primarily to high technology customers in Israel and the United States. Our principal area of technological expertise is state-of-the-art, embedded real-time software systems in a wide variety of applications, including telecommunications, digital signal processing, image processing and software testing and validation, electronic warfare, simulation and electro-optics.

     Our software and systems engineers, programmers and technicians are generally sent to the customer's premises to perform design and development activities under the customer's direction. In these engagements, our personnel typically have no specific obligation for product delivery, and the customer pays us on a time and materials basis for the services provided. During 1997, 1998 and 1999, sales attributable to services provided on a time and materials basis were $16.8 million, $15.3 million and $15.0 million, respectively, accounting for approximately 42%, 44% and 38% of our total sales for such years, respectively.

     In addition to performing services on a time and materials basis, we also undertake to deliver software or hardware/software solutions to a customer's specifications or requirements for a particular project. We generally commit to perform these projects at fixed prices, and the profit margins on these projects are primarily determined by our success in controlling project costs. We account for these services on the percentage of completion method. Profits derived from such contracts may vary substantially as a result of various factors, including underestimating costs, difficulties with new technologies and economic and other changes that may occur during the term of the contract. During 1997, 1998 and 1999 sales from fixed price contracts were $2.8 million, $3.4 million and $4.7 million respectively, accounting for approximately 7%, 9% and 12% of total sales for such years, respectively.

  Customers and Markets

     We commenced providing consulting and development services in Israel in 1986, and Israel has historically been the primary area of the segment's operations, with one principal Israeli customer accounting for a majority of our revenues. We have diversified our customer base so that no single customer accounted for 10% or more of segment revenues in 1999. Revenues from activities of the United States subsidiaries accounted for approximately 23% of segment sales in 1999.

  Competition

     Our computer consulting and development services segment faces competition from numerous other competitors, both large and small, operating in the Israeli and United States markets, some with substantially greater financial and marketing resources. In addition to competing for customers, we are also competing with other consulting companies and with our customers to obtain qualified personnel, due to a shortage of qualified engineers in Israel and the United States. We believe that our wide range of experience and long-term relationships with large corporations in the United States and Israel will enable us to compete successfully and obtain future business.

  Proprietary Rights.

     The intellectual property rights resulting from our consulting and development services, which are provided to customers on a time and materials or fixed-price basis, are generally owned by the customer for whom the services are performed.

UTILITY SOLUTIONS

     Through our Comverge Technologies subsidiary, we design, develop and market a variety of load control and data communications solutions for the electric utility market. The electric utility industry is increasingly adopting communications and control solutions in response to the need to obtain real-time usage information and more efficiently and cost-effectively manage peak electricity demand. Load control solutions allow electric companies to reduce usage or "load shed" during peak usage times such as the summer air conditioning season, thereby reducing or eliminating the need to buy costly additional power on the spot market or invest in new generation capacity. Data communications solutions allow utilities to gather and transmit real-time usage information which can be used for automated meter reading and to support time of use metering as well as theft detection, remote connect/disconnect and other value-added services.

     By building on the technology and expertise developed by our subsidiary in Israel, combined with our strategic acquisitions of technology, personnel, contracts and customer base from Lucent and Scientific-Atlanta, we have created a global company offering data communications and control product solutions which address the information and control needs of today's energy market. Our technical expertise includes Internet, broadband, wireless and powerline communications, home networking and automation, and load control.

  History

     Since 1992, we have been designing, developing and marketing two-way interactive communications solutions that provide real-time remote automated meter reading ("AMR") and data management capabilities to international utilities. We developed state-of-the-art, high-speed power line carrier technology and deployed pilot systems in Israel, Mexico, Venezuela, Argentina, Thailand, and Taiwan.

     Shortly after its formation in 1998, Comverge acquired certain assets and licenses to intellectual property from Lucent Technologies' Utilities Solution business division. The licensed technology relates to a product which had been deployed by Lucent at Public Service Electric and Gas using a two-way cable TV system and at Duke Power using an Internet-based wireless network. A number of employees involved in developing the product were employed by Comverge.

     In August 1999, Comverge purchased the assets and business of Scientific-Atlanta's Control Systems division, acquiring the division's load control and gateway product lines. In connection with the acquisition, a number of employees involved joined the Comverge team.

     Comverge's headquarters and its marketing and sales divisions operate out of New Jersey, its product manufacturing facility is in Atlanta, and its research center is in Israel.

  Products and Services

     Comverge currently offers products in three product lines:

     o Real-time usage information products;

     o Load control products; and

     o Gateway products, which combine real-time information and control.

     Real-Time Usage Information Products. We are currently marketing the Comverge Distributed Connection (CDC), a meter-reading device for gathering and transmitting real-time usage information for industrial and commercial customers. The CDC uses Internet-based CDPD (cellular digital packet data) communications to transmit detailed information regarding patterns of energy consumption and is targeted at industrial and commercial customers users, an important segment of the user market for energy companies. The use of CDPD for data communication makes our product easier to install and less expensive to run than products that require a dedicated telephone line. Our alliances with Bell Atlantic Mobile, AT&T Wireless and GTE give us a national platform from which to market this product.

     Load Control Products. Power distribution utilities use load control products to lessen peak demand on heavily used feeders or substations, avoiding the cost of buying electricity on the spot market or building new generation facilities. Generators and energy marketers can use load control products to free capacity during high cost periods for resale to others. We offer our customers two major load control products: digital control units (DCUs) and SuperStats. The DCU is a switch that can be connected to any appliance, such as an air conditioner or water heater, which permits the utility to turn appliances on and off from a remote location utilizing wireless communications. The SuperStat product combines a Honeywell programmable thermostat with a wireless communication module to provide direct load control of heating and cooling systems, allowing customers to choose when and how much energy to use, while giving the utility the ability to control air conditioning systems through the thermostat on peak usage days.

     Gateway Products. Our gateway products are systems designed around a communications "gateway" or bridge which permits two-way real-time communications between a local area network (LAN), such as a "network" of appliances and other devices within a home, or a network of meters at multiple users, and a wide area network (WAN), such as cable, telephone, CDPD, paging or power line carrier. The gateway products provide information and load control to the electric service company and facilitate significantly reduced electricity bills to the end customer.

     Because of the different needs and configurations of the US and foreign utility markets, we market two distinct gateway product lines: Maingate, which is targeted to the domestic US utility markets, and EPSM, which is targeted at markets outside the United States.

     Maingate provides two-way real time metering, time of use pricing, load control and whole house surge suppression for residential users. In the typical configuration the central air conditioning system is controlled by a Superstat thermostat and the water heater and up to one additional appliance within the home are fitted with DCU's. The DCU's and the Superstat are networked, and linked via the Maingate gateway to the WAN. Maingate allows direct load control by the utility, while allowing for customer override. For example, during August when electricity usage is high due to increased air conditioner use, the utility may directly control the thermostat in a customer's home or business and raise the temperature setting. However, the customer may elect to override the direct control and set the thermostat as desired and pay for the electricity used at peak load rates. Because of its ability to communicate with devices within the home, Maingate will also support additional value-added "smart-home" products and services when they become available. Rollout of Maingate has commenced under a contract with Gulf Power which contemplates installation of Maingate into 40,000 homes.

     EPSM, our international gateway product, uses existing power lines to transmit the electricity consumption data of each meter through a hub to the utility's main computer. A comprehensive software package controls the system's operations and facilitates functions such as real-time load switching, peak demand control and detection of theft of electrical power. EPSM has been demonstrated in several pilot projects and we are actively marketing EPSM for full-scale implementation. We believe the EPSM is a cost-effective solution for the AMR and data management needs of utilities in international markets.

  Customers and Markets

     Our utility solutions business has over 400 utility customers in eight countries and 4,000,000 installations worldwide. The worldwide market for utility solutions is still emerging, with a virtually untapped potential, estimated at $29 billion over the next five years. We anticipate growth in this market to be driven by the following factors:

     o Increasing worldwide demand for electricity and volatility of electricity prices;

     o Anticipated market and regulatory incentives to manage peak usage periods in an economically efficient and environmentally friendly manner; and

     o Widespread deregulation of the electric utility industry in the United States and resulting increased competition among electric service companies.

Although the final outcome of the current trend toward deregulation in the United States and globally is unknown, we anticipate that the new more competitive environment, combined with anticipated government incentives and mandates, will result in continued growth in the demand for products designed to gather information and manage electricity usage. Our domestic and international divisions have at their disposal over

$60 million invested in the development of utility solutions technology and products serving a wide array of customer demands.

     Domestic. Comverge's United States customers are generally electric utilities, electric service companies or prime contractors that serve electric utilities. Our largest United States customer is Gulf Power, which is currently under contract with Comverge to purchase $22 million of Maingate systems. In addition, we have significant contracts for our DCU products with other United States utilities and energy service companies We have proven that our products work in small-scale deployments. As our track record grows, we expect to expand our sales to our existing customers to full-scale deployments. In addition to expanding relationships with existing customers, our strategy is to take advantage of the relationships with these customers to extend our sales to affiliates of these customers, many of whom are owned by large utility holding companies with several owned utilities. We have also formed joint marketing partnerships with Bell Atlantic Mobile and Honeywell.

     International. We expect to begin to deploy full-scale EPSM systems, building on our pilot deployments in Venezuela, Thailand and Taiwan. Discussions are already underway regarding expansion of certain of these programs. In some instances we have formed alliances in which we function as a subcontractor to a prime contractor, integrating our data communications or load control and management systems into a larger utility system purchased by a utility. One such alliance is with Advanced Control Systems for a project in Taiwan. Although our primary international focus has been on EPSM, we also plan to expand our sales of load control products to the international market.

  Competition

     Within the emerging utility solutions market, we face competition from a variety of companies and products, each of which is trying garner a share the market. Key competitors include Itron, ABB and Mainstreet Networks for our gateway products, CEPG for the commercial and industrial AMR products, and Cannon and Itron in the load control area. In addition to these companies , there are many other competitors and potential competitors vying for a piece of this as yet undefined market. We believe that our products offer significant competitive advantages because they

     o have been proven in the field;

     o offer significant technological advantages over competing products;
       and/or

     o often cost less than our competitors' products.

However, some of our competitors have more resources, better market recognition, a larger sales force or can offer features not offered by our products. We cannot be certain that our products will win market acceptance or that we will be able to capture a significant segment of the market.

  Proprietary Rights

     Comverge holds 14 patents and has approximately ten patents pending. We try to take all action necessary to protect our proprietary rights. Certain products that we have developed and are developing incorporate or are derived from intellectual property owned by third parties under license to us.

     In our product development activities, we rely on a combination of nondisclosure agreements and technical measures to establish and protect our proprietary rights, if any, in our products. We believe that, as a result of the rapid pace of technological change in the software and real-time system industries, legal protection for our products, if any, will be less significant our prospects than the knowledge, ability and expertise of our management and technical personnel.

COMPUTER HARDWARE SALES

  Products and Services

     Through our Databit subsidiary, we sell and service PC-based computer hardware, software, data storage, client/server and networking solutions. Databit is an authorized direct seller, value-added-reseller and an authorized service provider for equipment and software from such well-known industry leaders as Compaq, IBM, Microsoft, Hewlett-Packard, AST, Acer, Apple and Dell. We offer our customers a full range of systems integration services, including design, implementation, hardware and software selection, and implementation of local and wide area networks. In addition, we provide maintenance and service to customers under extended service agreements.

  Customers and Markets.

     During the last year our computer hardware sales segment succeeded in diversifying its customer base, so that other than Montefiore Medical Center (which accounted for approximately 14% of segment sales), no other customer accounted for more than 5% of segment sales.

  Competition

     The market for personal computer and related peripheral hardware sales in which we operate is characterized by severe competition in price-performance, breadth of product line, financing capabilities, technical expertise, service and overall reputation. Manufacturers have been increasingly reducing prices to end-users, which reduces profit margins for distributors and value added resellers such as our Databit subsidiary. Our competitors include manufacturers, other VAR's, large equipment aggregators (some of whom sell to us) and systems integrators. Many of our competitors have longer operating histories, greater financial resources and buying power and larger, established customer bases. We compete by offering attractive prices and payment terms and by helping our customers evaluate their needs and tailoring solutions to their requirements.

SALES BY ACTIVITY

     The following table shows, for the years indicated, the dollar amount and the percentage of the sales attributable to each of the activities of our operations. Sales attributable to the multimedia entertainment activity (which has suspended operations) and certain miscellaneous computer related activities have been included within the total sales amounts shown for consulting and development services. We sold our help desk software operation in April 1998.

                                                                           YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------
                                                                  1997               1998               1999
                                                             --------------     --------------     --------------
                                                             AMOUNT      %      AMOUNT      %      AMOUNT      %
                                                             -------    ---     -------    ---     -------    ---
                                                                            (DOLLARS IN THOUSANDS)
Consulting and development services.......................   $20,573     52%    $19,764     53%    $18,784     48%
Computer hardware sales...................................    15,170     38%     16,374     44%     15,218     39%
Utility solutions.........................................        --     --         212      1%      5,061     13%
Help desk software........................................     3,842     10%        785      2%         --     --
                                                             -------    ---     -------    ---     -------    ---
Total sales...............................................   $39,585    100%    $37,135    100%    $39,063    100%
                                                             -------    ---     -------    ---     -------    ---
                                                             -------    ---     -------    ---     -------    ---

BACKLOG

     As of January 1, 2000, our backlog of work to be completed was approximately $31.0 million, compared to $2.1 million as of January 1, 1999. We estimate that we will perform $8.4 of the backlog in 2000. Almost the entire increase in backlog relates to the utility solutions segment, including approximately $26.0 million related to Comverge's contract with Gulf Power which contemplates delivery over the next seven years.

DISCONTINUED AND DIVESTED ACTIVITIES

     In recent years we have been increasing our focus on our core businesses and have discontinued or divested a number of activities. The multimedia entertainment software segment suspended operating activity in the first quarter of 1998, and in the second quarter of 1998 we sold the assets of our PHD help desk software segment.

     From the time of the organization of Tower in 1993 through December 1996, we maintained legal voting control of more than 50% of Tower's shares through our ownership of 60% of Tower Semiconductor Holdings 1993 Ltd., which owned 41.0%, 44.8% and 45.3% of Tower at December 31, 1997, 1998 and 1999,
respectively, and through a voting agreement with another Tower shareholder. As of the end of 1996 we no longer maintained legal voting control of Tower and therefore, beginning in 1997, we stopped fully consolidating Tower's financial statements and began accounting for Tower's results on the equity basis. In December 1999, we entered an agreement to sell all of our interest in Tower to Israel Corp. Ltd., a publicly-held Israeli holding company, for approximately $30,889,000. The transaction closed on January 25, 2000. See Notes 2 and 8 to the consolidated financial statements included in this report for additional information regarding Tower and the sale of our interest in Tower.

     In 1992, together with other investors, we established Mofet Israel Technology Fund ("Mofet Fund"), an Israeli public investment company formed for the purpose of investing in the securities of high technology companies and projects in Israel. As of December 31, 1998, we owned approximately 4% of the equity of Mofet Fund, which we sold in the first quarter of 1999. Until January 2000, Mofet Risk Capital Fund Management (1992) Ltd., a management company of which we were a 50% owner, managed the Mofet Fund. Under the management agreement with the Mofet Fund, the management company received a management fee equal to 4% per annum of the amounts invested in the Fund (excluding profits). The management agreement was not renewed in January 2000 and the management company is therefore no longer active.

EMPLOYEES

     At December 31, 1999, we employed a total of 295 people, including 220 persons in engineering and technical support (approximately one-half with advanced degrees in computer and electronic engineering), 23 in marketing and sales, and 52 in management, administration and finance.

     We consider our relationship with our employees to be satisfactory.

     We have are no collective bargaining agreements with any of our employees. However, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists Association) are applicable to our Israeli employees by order of the Israeli Ministry of Labor. These provisions concern mainly the length of the work day, minimum daily wages, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We generally provide our Israeli employees with benefits and working conditions beyond the required minimums. Israeli law generally requires severance pay upon the retirement or death of an employee or termination of employment without due cause. Furthermore, Israeli employees and employers are required to pay specified amounts to the National Insurance Institute, which administers Israel's social security programs. The payments to the National Insurance Institute include health tax and are approximately 17% of wages (up to a specified amount), of which the employee contributes approximately 60% and the employer approximately 40%.

RESEARCH AND DEVELOPMENT (R&D)

     For information on products being developed and their costs, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to our consolidated financial statements appearing in this Report.

SEGMENT INFORMATION

     For additional financial information regarding our operating segments, foreign and domestic operations and export sales, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 19 to the Consolidated Financial Statements appearing elsewhere in this Report.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

     We may from time to time make written or oral statements that contain forward-looking information. However, our actual results may differ materially from our expectations, statements or projections. The following risks and uncertainties could cause actual results to differ from our expectations, statements or projections.

GENERAL FACTORS

  Our Markets are Subject to Rapid Technological Change; If We Fail to Keep Pace, We Will Have Difficulty Developing and Maintaining a Market for Our Products and Services

     The markets for our products and services are characterized by rapid technological change. We will need to invest in continued product and/or process development in order to keep pace with changing technologies. We may not have adequate resources to invest in development, and our development efforts may not be successful.

  Exchange Rate Fluctuations Could Increase the Cost of our Israeli Operations.

     A significant portion of our sales and expenses are in New Israeli Shekels ("NIS"). The dollar cost of our operations in Israel will be increased if the rate of inflation in Israel is not offset (or is offset on a lagging basis) by the devaluation of the NIS in relation to the dollar.

  Loss of the Services of a Few Key Employees Could Harm Our Operations.

     We depend on our key management and technical employees. The loss of certain managers could diminish our ability to develop and maintain relationships with customers and potential customers. The loss of technical personnel could harm our ability meet development and implementation schedules. We have employment contracts with our key managerial employees, and most of our significant employees are bound by confidentiality and non-competition agreements. We do not maintain a "key man" life insurance policy on any of our executives or employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense. If we fail to attract or retain highly qualified technical and managerial personnel in the future, our business could be disrupted.

  Year 2000 Problems May Harm Our Business.

     While we have not experienced any significant disruption in our operations due to "Year 2000 Problems," we cannot be certain that we will not experience such disruptions--due to internal failures or failures of our customers and or vendors. Our year 2000 compliance costs to date have not been material and we do not expect them to be material. However, it is possible that we have not identified or will not be able to correct all potential year 2000 problems, or that our key suppliers and customers have not done so. If we or our key suppliers or customers fail to cure any year 2000 compliance problems, our business could be seriously harmed.

RISKS RELATED TO THE UTILITY SOLUTIONS SEGMENT

     We have made a significant investment into our utility solutions segment, which develops and markets load control products and systems offering two-way automated meter reading and related data management capability to utilities. Although the revenue base of the segment has improved, to date this segment has operated at a loss. The activities of this segment are subject to many risks, including the following.

  The Pace of Utility Deregulation Has Been Slow; The Ultimate Regulatory Structure of the Utility Industry May Not Provide Mandates or Incentives to Purchase Our Products.

     The electric utility industry is undergoing significant deregulation. Market observers expect deregulation to include energy choice and time-of-use pricing requirements which will mandate or favor implementation by utilities of load control programs and the use of automated meter reading and data distribution. However, the pace of deregulation has not been as rapid as expected and to date only a limited number of utilities have made purchase commitments for automated meter reading and data distribution systems. Many utilities have also deferred the purchase of load control systems pending resolution of broader industry and regulatory developments. The results of deregulation are uncertain and may not result in the mandates or incentives for the types of services which require AMR systems. If the state and federal regulation does not provide these requirements or incentives, the market for our products may not develop as we expect.

  We Must Compete With Other Utility Solutions Companies for Market Acceptance and Customers.

     While we believe that the systems offered by our utility solutions segment offer advantages over competing load control and data communications solutions, there are alternative solutions and we cannot predict what share of the market we will obtain. In addition, some of our competitors have more sales and marketing resources, better brand recognition and/or technologies that offer alternative advantages. If our potential customers do not adopt our solutions or do so less rapidly than we expect, our future financial results and our ability to achieve positive cash flow or profitability, will be harmed.

  We May Encounter Difficulties in Implementing our Technology, Products and Services.

     Problems may occur in the implementation of our technology, products or services, and we may not successfully complete the commercial implementation of our technology on a wide scale. Future advances may render our technology obsolete or less cost effective than competitive systems. Consequently, we may be unable to offer competitive services or offer appropriate new technologies on a timely basis or on satisfactory terms.

  Delays, Quality Control and Price Problems Could Arise Due to Our Reliance on Third-Party Manufacturers of Certain Components.

     We use outside parties to manufacture components of some of our products. These manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. Delays or quality control problems at our third-party manufacturers could harm our relationships with our customers, our operating results and cash flow. We have not experienced material delays or quality control problems from third-party manufacturers. However, our reliance on third party manufacturers exposes us to risks that are out of our control relating to quality control and pricing. An increase in the price or reduction in the quality of the components produced by third party manufacturers could harm our business.

ITEM 2. PROPERTIES

     Our corporate headquarters and the principal offices for our US computer consulting and development services and hardware sales segments are located in Mahwah, New Jersey in approximately 5,000 square feet of office space, under a lease which expires in September 2000. The rent for these premises currently is $74,000 per annum. We also rent offices in New York City of approximately 3,500 square feet, under a lease which expires in August 2000, at a current rent of $75,000 per annum. We are currently evaluating suitable space to house our headquarters and the activities based in our Mahwah and New York offices at the expiration of the respective leases. In addition, our Comverge subsidiary rents approximately 8,300 square feet in Florham Park, New Jersey, at an annual rent of $126,000 under a lease which expires January 2003, and approximately 6,500 square feet in Duluth, Georgia under a lease which expires in December 2004.

     Our Israeli activities are conducted in approximately 18,000 square feet of office space in the Tel Aviv metropolitan area under a lease, which expires in April 2010. The annual rent is currently approximately $242,000. These facilities are used for the Israeli operations of the computer consulting and development services segment and the utility solutions segment.

ITEM 3. LEGAL PROCEEDINGS

     We are not involved in any legal proceedings that we believe, individually or in the aggregate, will have a material adverse effect our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is traded on the Nasdaq National Market System (NASDAQ/NNM) under the symbol "DSSI." The following table sets forth, for the periods indicated, the high and low reported sales prices per share of our Common Stock on the Nasdaq Stock Market.

                                                                                                    HIGH      LOW
                                                                                                    -----    -----
1998:
First Quarter....................................................................................   5.875    3.938
Second Quarter...................................................................................   6.500    4.063
Third Quarter....................................................................................   5.063    2.250
Fourth Quarter...................................................................................   3.219    1.688

1999:
First Quarter....................................................................................   3.000    1.750
Second Quarter...................................................................................   4.250    1.750
Third Quarter....................................................................................   4.750    2.438
Fourth Quarter...................................................................................   3.750    2.188

     As of March 7, 2000 there were approximately 82 record holders of our Common Stock. We estimate that there are approximately 2,100 beneficial owners of our Common Stock.

     We paid no dividends in 1998 or 1999 and we do not intend to pay dividends in 2000. There are currently no restrictions on our declaration and payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The selected statement of operations data for the years ended December 31, 1997, 1998 and 1999 and balance sheet data as of December 31, 1998 and 1999 has been derived from our consolidated financial statements included in this Annual Report, which have been audited by Deloitte & Touche LLP, independent auditors. The selected statement of operations data for the years ended December 31, 1995 and 1996 and balance sheet data as of December 31, 1995, 1996 and 1997 has been derived from audited financial statements not included herein.

     This data should be read in conjunction with our consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The statement of operations data for the years ended December 31, 1995 and 1996 and the balance sheet data as of December 31, 1995 includes the results and balances of Tower on a fully consolidated basis. The corresponding data for the years ended December 31, 1997, 1998 and 1999 and as of December 31, 1997 and 1998 account for our interest on the equity method. Our interest in Tower as of December 31, 1999 was classified as a current asset. Because of these changes in accounting for our interest in Tower, the data for all these periods may not be directly comparable.

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------
                                                          1995        1996        1997        1998         1999
                                                        --------    --------    --------    --------     --------
                                                                             (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Sales................................................   $129,823    $131,755    $ 39,996    $ 37,495     $ 39,708
Cost of sales........................................     90,839     102,094      32,437      29,175       31,354
                                                        --------    --------    --------    --------     --------
  Gross profit.......................................     38,984      29,661       7,559       8,320        8,354
Research & development expenses, net.................      4,375       5,611       1,335       1,605        1,269
Selling, general and administrative expenses.........     15,926      18,635      18,859      14,303       12,732
Gain on sale of division.............................         --          --          --       5,998 (1)       --
                                                        --------    --------    --------    --------     --------
  Operating income (loss)............................     18,683       5,415     (12,635)     (1,590)      (5,647)
Interest income......................................      5,188       5,321         478         147           61
Interest expense.....................................     (2,434)     (2,218)       (225)       (360)        (910)
Gain on changes in ownership interests in
  subsidiaries.......................................     26,339          --          --          --           --
Loss accrual for bank guarantees.....................         --          --          --      (1,135)(2)       --
Unrealized loss from writedown of investment.........         --          --          --      (6,103)(3)       --
Other income (loss), net.............................          5         609        (111)       (838)        (209)
                                                        --------    --------    --------    --------     --------
  Income (loss) before income taxes..................     47,781       9,127     (12,493)     (9,879)      (6,705)
Provision for income taxes...........................      4,837       2,141       3,507          35        3,785
                                                        --------    --------    --------    --------     --------
  Income (loss) after taxes..........................     42,944       6,986     (16,000)     (9,914)     (10,490)
Minority interests...................................    (25,026)     (7,699)        676         878          275
Equity (loss) in affiliates, net of minority
  interests..........................................       (169)     (1,767)      4,880      (3,908)      (5,102)
                                                        --------    --------    --------    --------     --------
  Net income (loss)..................................   $ 17,749    $ (2,480)   $(10,444)   $(12,944)    $(15,867)
Other comprehensive income:
Unrealized gain (loss) on securities available for
  sale...............................................         --          --          --         110         (110)
                                                        --------    --------    --------    --------     --------
Comprehensive loss...................................   $ 17,749    $ (2,480)   $(10,444)   $(12,834)    $(15,977)
                                                        --------    --------    --------    --------     --------
                                                        --------    --------    --------    --------     --------
Earnings (loss) per share............................   $   2.43    $  (0.34)   $  (1.42)   $  (1.75)    $  (2.13)
                                                        --------    --------    --------    --------     --------
                                                        --------    --------    --------    --------     --------
Weighted average number of shares....................      7,307       7,369       7,369       7,391        7,433
                                                        --------    --------    --------    --------     --------
                                                        --------    --------    --------    --------     --------

                                                                             AS OF DECEMBER 31,
                                                            -----------------------------------------------------
                                                              1995       1996       1997       1998        1999
                                                            --------    -------    -------    -------     -------
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..........................................   $141,850    $13,676    $ 7,201    $ 5,719     $20,007
Total assets(4)..........................................    271,631     69,411     63,272     47,684      48,408
Short-term debt, including current maturities of
  long-term debt.........................................     16,371      2,124      3,709        974       8,375
Long-term debt, net of current maturities................     22,499        331        481        687       2,584
Minority interests(4)....................................    128,959         --         --         --          --
Total shareholders' equity...............................     64,779     62,556     52,308     39,418      24,546

------------------
(1) Gain from the sale of the assets of the help desk segment in April 1998.
(2) Loss from the accrual of loss contingencies in 1998 in connection with guarantees given by the Company on behalf of an affiliate and former subsidiary of the Company.
(3) Unrealized loss from the writedown of the Company's investment in Tower to reflect market value of Tower's shares at December 31, 1998.
(4) Reflects investment in equity affiliates, net of minority interests at December 31, 1996, 1997, 1998 and 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed at "Item 1. Description of Business Factors That May Influence Future Results."

     During 1999, we operated in three reportable segments: computer consulting and development services, computer hardware and utility solutions.

  Computer Consulting and Development Services

     Gross profit margins in this segment continued to experience downward pressure due to increased labor costs in the Israeli operations resulting from the relative shortage of qualified programmers and engineers. We expect that the competitive marketplace for qualified engineers will continue to affect margins in 2000 and future periods.

  Computer Hardware

     In 1999 this segment suffered a decrease in sales and profitability due to its highly concentrated customer base, dependence on a small number of customers, increasing pressure on prices within the industry and increased competition from the direct sales efforts of the major equipment vendors. Although in the last quarter of 1999 we diversified our customer base and achieved record sales, we may be harmed in the future by these developments.

  Utility Solutions

     Since 1992 we have been designing, developing and marketing two-way interactive communications solutions which provide real-time remote automated meter reading and data management capabilities to utilities, energy service companies and industrial and commercial customers. In January 1998, we acquired certain assets and licensed intellectual property from Lucent Technologies, Inc. This technology is being used by our Comverge Technologies subsidiary, which is marketing the Comverge Distributed Connection to commercial and industrial customers in the U.S. In August 1999 we acquired the Scientific-Atlanta Control Systems business division, including its line of load control products and Maingate gateway system.

     With the sale of our interest in Tower in January 2000, our results in future periods will no longer be affected by our pro rata inclusion of Tower's net income as equity (loss) in affiliates.

RESULTS OF OPERATIONS

     The following table sets forth selected statement of operations items as a percentage of our total sales.

                                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------------
                                                       1995        1996        1997        1998        1999
                                                      -------    --------    --------    --------    --------
Sales..............................................     100.0%      100.0%      100.0%      100.0%      100.0%
Cost of sales......................................      70.0        77.5        81.1        77.8        79.0
                                                      -------    --------    --------    --------    --------
  Gross profit.....................................      30.0        22.5        18.9        22.2        21.0
Research and development expenses, net.............       3.4         4.3         3.3         4.3         3.2
Selling, general and administrative expenses.......      12.3        14.1        47.2        38.1        32.1
Gain on sale of division...........................        --          --          --        16.0          --
                                                      -------    --------    --------    --------    --------
  Operating income (loss)..........................      14.3         4.1       (31.6)       (4.2)      (14.2)
Finance income (expenses), net.....................       2.1         2.4         0.6        (0.6)       (2.1)
Gain on changes in ownership interests in
  subsidiary.......................................      20.3          --          --                      --
Loss accrual for bank guarantees...................        --          --          --        (3.0)         --
Unrealized loss from writedown of
  investment.......................................        --          --          --       (16.3)         --
Other income (loss), net...........................        --         0.4        (0.2)       (2.4)       (0.5)
                                                      -------    --------    --------    --------    --------
  Income (loss) before income taxes................      36.8         6.9       (31.2)      (26.5)      (16.9)
Income taxes.......................................       3.7         1.6         8.8         0.1         9.5
                                                      -------    --------    --------    --------    --------
  Income (loss) after income taxes.................      33.1         5.3       (40.0)      (26.6)      (26.4)
Minority interests.................................     (19.3)       (5.9)        1.7         2.5         0.7
Equity (loss) in affiliates........................      (0.1)       (1.3)       12.2       (10.4)      (12.8)
                                                      -------    --------    --------    --------    --------
Net income (loss)..................................      13.7%       (1.9)%     (26.1)%     (34.5)%     (40.0)%
                                                      -------    --------    --------    --------    --------
                                                      -------    --------    --------    --------    --------

     The following table sets forth certain information with respect to revenues and profits of our three reportable business segments for the year ended December 31, 1999 and the five reportable business segments for the year ended December 31, 1998, including the percentages of revenues and profits attributable to the segment. The column marked "Other" aggregates information relating to miscellaneous operating segments which may be combined for reporting under applicable accounting principles.

                                   COMPUTER                                            MULTIMEDIA
                                   CONSULTING    COMPUTER    UTILITY      HELP DESK    ENTERTAINMENT
                                   SERVICES      HARDWARE    SOLUTIONS    SOFTWARE     SOFTWARE         OTHER    TOTAL(*)
                                   ----------    --------    ---------    ---------    -------------    -----    -------
                                                                      (IN THOUSANDS)
Year ended December 31, 1999:
Revenues from external
  customers.....................    $ 18,784     $15,218      $ 5,061           --            --        $ 285    $39,348
Percentage of total revenues
  from external customers.......         48%         38%          13%           --            --           1%       100%
Segment profit (loss)...........    $   (832)    $   328      $(3,297)          --            --        $  64    $(3,737)
Year ended December 31, 1998:
Revenues from external
  customers.....................    $ 18,640     $16,374      $   212      $   785         $ 152        $ 972    $37,135
Percentage of total revenues
  from external customers.......         50%         44%           1%           2%            --           3%       100%
Segment profit (loss)...........    $  5,742     $ 1,514      $(3,428)     $(1,352)        $(663)       $(294)   $ 1,519

------------------
(*) Our consolidated sales for 1998 and 1999 included $360,000 in management fees received from Tower. See Note 19 to the consolidated financial statements included in this Report for reconciliation to our consolidated financial information.

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Sales. The increase in sales in 1999 as compared to 1998 was primarily due to the sales of the utility solutions segment, which first began to have substantial sales in the second quarter of 1999. These sales included load control products as well as gateway products. As reflected in the table above, this increase was partially offset by a decrease in computer hardware sales, primarily during the first half of 1999, as well as the sale of our PHD help desk division in April 1998. The decrease in sales in 1998 as compared to 1997 was primarily due to the sale of the help desk division.

     Gross Profit. Gross profit remained stable in 1999 as compared to 1998 because the increased gross profit in the utility solutions segment was offset by decreased gross profit and gross profit margin in the computer hardware segment and by the sale of the help desk division. The decrease in gross profit margin in the computer hardware segment resulted from a shift in sales to lower margin customers and products which caused gross profit margin in this segment to decrease from 20% in 1998 to 15% in 1999.

     The increase in gross profit and gross profit margin in 1998 as compared to 1997 was primarily due to the writedown in 1997 of previously deferred production expenses related to the discontinuation of our Cybrcard product. Gross profit and gross profit margin in the computer hardware segment increased as well. These increases were partially offset by the sale of the help desk division. Gross profit margin in the computer consulting and development services segment experienced continued downward pressure during the three year period due to increased labor costs resulting from the relative shortage of qualified programmers and engineers.

     Research and Development Expenses ("R&D"). The decrease in R&D in 1999 as compared to 1998 was due to lower R&D in the utility solutions segment, as the development of the EPSM product approached completion. The increase in R&D in 1998 as compared to 1997 was due to increased EPSM product development expenses incurred to prepare the product for commercial release.

     Selling, General and Administrative Expenses ("SG&A"). The decrease in SG&A, both nominally and as a percentage of sales, in 1999 as compared to 1998 was primarily due to the sale of the help desk division, partially offset by increased marketing activity and administrative costs related to the utility solutions segment, which increased its level of activity significantly in 1999. The decrease in SG&A in 1998 as compared to 1997, was primarily due to the sale of the help desk division and the reduced level of activity in the multimedia entertainment segment, partially offset by increased marketing activity related to our utility solutions segment.

     Gain on Sale of Division. We recognized a gain from the sale of our help desk division in April 1998.

     Finance Expense, Net. The increase in finance expenses in 1999 as compared to 1998 was due to the term loan taken in August 1999 to finance the acquisition of the Scientific-Atlanta Control Systems business division, increased utilization of our lines of credit and the finance expenses related to the convertible debentures we issued in the last quarter of 1999.

     Unrealized Loss From Writedown of Investment. Due to the continued decrease in Tower's share price in the last quarter of 1998, we wrote down our investment by $6.1 million to reflect Tower's public share price as of December 31, 1998.

     Income Taxes. The income tax provisions for 1999, 1998 and 1997 were based on actual tax computations. The tax expense in 1999 is entirely due to foreign taxes related to the sale of our interest in Tower. We established a valuation allowance against all deferred tax assets due to our history of losses and the uncertainty of utilization of these tax benefits. For a detailed analysis of the income tax provision, see Note 18 to our consolidated financial statements.

     Equity (Loss) in Affiliates. The continued increase in equity losses in over the three year period resulted from losses in Tower, primarily attributable to a continued decrease in Tower sales and capacity utilization.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999 we had working capital of approximately
$20 million. The increase in working capital was primarily due to the reclassification of our investment in Tower as a current investment following our agreement to sell our Tower investment in December 1999. We financed our corporate activities, the operations of our U.S. subsidiaries and our acquisition activity, including our purchase of the minority interest in our DSI Israel subsidiary and of the Scientific-Atlanta Control Systems business division, from the net proceeds of short term bank debt of $6 million, bearing interest at prime plus 1%, and the issuance of our $2 million of 0% subordinated convertible debentures.

     In January 2000 we received approximately $27 million (net of applicable withholding taxes) from the sale of our Tower investment. In February 2000 we redeemed $1.74 million of the debentures for a redemption price of $2.0 million. The $260,000 balance of the debentures was converted into 84,794 shares of our Common Stock. We believe we now have adequate liquidity to finance our operating activities and corporate expenses for this year and the forseeable future.

     DSI Israel satisfied its financial and operating requirements in 1999 through increased usage of bank credit lines made available, sale of marketable securities and cash from operations. Bank credit lines currently available to DSI Israel total approximately $2 million, denominated in NIS and bearing interest at an average interest rate of the Israeli prime rate plus 0.75% per annum. The Israeli prime rate fluctuates and as of December 31, 1999 was 12.2%. As of December 31, 1999 DSI Israel was utilizing $1.6 million of these lines.

     In April 1999 we purchased the minority interest in DSI Israel at an aggregate cost of approximately $2.75 million.

     The increase in accounts receivable, inventory and goodwill and other intangible assets, as well as short term debt, accounts payable and other current liabilities at the end of 1999 as compared to the end of 1998, was primarily attributable to the acquisition of the assets and the increased level in the utility solution segment.

  Impact of Inflation and Currency Fluctuations

     During 1999 a majority of our sales were denominated in dollars. The remaining portion is primarily denominated in NIS, linked to the dollar. Such sales transactions are negotiated in dollars; however, for the convenience of the customer they are settled in NIS. These transaction amounts are linked to the dollar between the date the transactions are entered into until the date they are effected and billed for. From the time these transactions are effected and billed for, through the date of settlement, amounts are primarily unlinked. The majority of our expenses in 1999 were in dollars or dollar-linked NIS and virtually all the remaining expenses were in NIS. The dollar cost of our operations in Israel is affected adversely by the devaluation of the NIS in relation to the dollar since most of its transactions are linked to or are denominated in US dollars. This adverse effect principally arises with respect to its severance pay obligations and also with respect to the unbilled portion of long term projects.

     As of December 31, 1999, virtually all of our monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS, and the net amount of such monetary assets and liabilities was not material. In the event that in the future we have material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

SUMMARY QUARTERLY FINANCIAL DATA

     The following table sets forth certain of our unaudited quarterly financial information for the years ended December 31, 1998 and 1999. This information should be read in conjunction with our financial statements and the notes thereto.

                                                     1998                                    1999
                                     -------------------------------------   -------------------------------------
                                      FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                                     QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                     -------   -------   -------   -------   -------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales............................... $11,717   $ 9,734   $ 8,151   $ 7,893   $ 7,676   $ 8,265   $ 9,217   $14,550
Cost of sales.......................   9,199     7,407     6,451     6,118     5,910     6,552     7,482    11,410
                                     -------   -------   -------   -------   -------   -------   -------   -------
Gross profit (loss).................   2,518     2,327     1,700     1,775     1,766     1,713     1,735     3,140
R&D, net............................     342       416       496       351       309       272       196       492
SG&A................................   4,889     2,867     2,825     3,722     2,790     2,872     3,180     3,890
Gain on sale of division............      --     5,998        --        --        --        --        --        --
                                     -------   -------   -------   -------   -------   -------   -------   -------
Operating income (loss).............  (2,713)    5,042    (1,621)   (2,298)   (1,333)   (1,431)   (1,641)   (1,242)
Financial income (expenses), net....     (31)      (10)      (30)     (142)      (16)      190      (156)     (867)
Loss accrual for bank guarantees....      --        --    (1,135)       --        --        --        --        --
Unrealized loss from writedown of
  investment........................      --        --        --    (6,103)       --        --        --        --
Other income (loss), net............      45      (427)     (609)      153       175      (196)     (242)       54
                                     -------   -------   -------   -------   -------   -------   -------   -------
Income (loss) before income taxes...  (2,699)    4,605    (3,395)   (8,390)   (1,174)   (1,437)   (2,039)   (2,055)
Income tax expense (benefit)........      31        42       (41)        3        37       (25)       20     3,753
                                     -------   -------   -------   -------   -------   -------   -------   -------
Income (loss) after income taxes....  (2,730)    4,563    (3,354)   (8,393)   (1,211)   (1,412)   (2,059)   (5,808)
Minority interests..................     175       220       184       299        18        91        95      (479)
Equity (loss) in affiliates.........    (349)   (1,247)   (1,336)     (976)   (1,513)   (1,761)   (1,140)     (688)
                                     -------   -------   -------   -------   -------   -------   -------   -------
Net income (loss)...................  (2,904)    3,536    (4,506)   (9,070)   (2,706)   (3,082)   (3,104)   (6,975)
                                     -------   -------   -------   -------   -------   -------   -------   -------
                                     -------   -------   -------   -------   -------   -------   -------   -------
Earnings (loss) per share...........   (0.39)     0.48     (0.62)    (1.23)    (0.39)    (0.39)    (0.42)    (0.93)
                                     -------   -------   -------   -------   -------   -------   -------   -------
                                     -------   -------   -------   -------   -------   -------   -------   -------
Weighted average number of shares
  outstanding.......................   7,369     7,376     7,310     7,402     7,433     7,433     7,433     7,433
                                     -------   -------   -------   -------   -------   -------   -------   -------
                                     -------   -------   -------   -------   -------   -------   -------   -------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  General

     We are required to make certain disclosures in respect to our financial instruments, including derivatives, if any.

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

  Concentrations of Credit Risk

     We are subject to credit risk through our trade receivables. As of December 31, 1999, approximately 19% of our trade accounts receivable were due from a U.S. customer that continues to pay its trade receivables over usual credit periods. The remaining balance consists primarily of receivables from various customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Furnished at the end of this Report commencing on page F-1. Consolidated Financial Statements of Tower Semiconductor Ltd. are included commencing at page T-1 in accordance with Rule 3-09(a) of Regulation S-X.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to each director and nominee for director and the information relating to our executive officers, appearing under the captions "Election of Directors--Certain Information Regarding Directors and Executive Officers," in our definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed on or before May 1, 2000 (the "2000 Proxy Statement"), is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information relating to compensation of directors and executive officers, appearing under the caption "Election of Directors--Executive and Director Compensation," "Election of Directors--Employment
Arra9ngements--Executive Compensation" in the 2000 Proxy Statement, is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership, appearing under the caption "Stock Ownership" in the 2000 Proxy Statement, is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and transactions, appearing under the caption "Certain Related Party Transactions" in the 2000 Proxy Statement, is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Exhibits

 EXHIBIT
  NUMBER     DESCRIPTION
----------   --------------------------------------------------------------------------------------------------------
    3.1       --   Certificate of Incorporation of the Registrant, with amendments thereto (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File
                   No. 33-70482) (the "1993 Registration Statement")).
    3.2       --   By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant's
                   Registration Statement on Form S-1 (File No. 33-44027) (the "1992 Registration Statement")).
    3.3       --   Amendments to the By-laws of the Registrant adopted December 27, 1994 (incorporated herein by reference to Exhibit 3.3 of the Registrant's Current Report on Form 8-K dated January 10, 1995).
    4.1       --   Specimen certificate for the Common Stock (incorporated herein by reference to Exhibit 4.2 to the
                   1992 Registration Statement).
    4.2       --   Form of Underwriter's Warrant Agreement, including form of Underwriter's Warrant (incorporated herein by reference to Exhibit 4.4 to the 1993 Registration Statement).
    4.3       --   Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.3 to the
                   Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K")).
    4.4       --   Warrant Agreement dated August 30, 1999 between Bank Leumi USA and the Registrant, including Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report
                   on Form 10-Q for the period ended September 30, 1999 (the "Third Quarter 1999 10-Q")).
    4.5       --   Securities Purchase Agreement between the Registrant and Bounty Investors LLC dated as of
                   October 12, 1999, including Form of Warrant (incorporated herein by reference to Exhibit 1 to the
                   Registrant's Report on Form 8-K dated October 12, 1999 (the "October 1999 8-K")).
    4.6       --   Form of Registration Rights Agreement between the Registrant and Bounty Investors LLC dated as of
                   October 12, 1999 (incorporated herein by reference to Exhibit 1 to October 1999 8-K).
  *10.1       --   Employment Agreement between the Registrant and George Morgenstern, dated as of January 1, 1997
                   (incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K
                   for the year ended December 31, 1997 (the "1997 10-K").
  *10.2       --   Employment Agreement between the Registrant and Shmuel Fogel, dated September 1, 1986
                   (incorporated herein by reference to Exhibit 10.3 to the 1992 Registration Statement).
   10.3       --   Agreement between the Registrant and Shmuel Fogel, dated December 23, 1998 (incorporated herein by reference to Exhibit 10.3 to the 1998 10-K).
   10.4       --   Agreement between the Registrant and Shmuel Fogel, dated December 24, 1998 (incorporated herein by reference to Exhibit 10.4 the 1998 10-K).
  *10.5       --   1991 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the 1992 Registration
                   Statement).
  *10.6       --   1994 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the
                   1995 10-K).
  *10.7       --   1994 Stock Option Plan for Outside Directors, as amended (incorporated herein by reference to
                   Exhibit 10.5 to the 1995 10-K).
   10.8       --   1995 Stock Option Plan for Non-management Employees (incorporated herein by reference to
                   Exhibit 10.6 to the 1995 10-K).

 EXHIBIT
  NUMBER     DESCRIPTION
----------   --------------------------------------------------------------------------------------------------------
   10.9       --   Amended and Restated Credit Agreement dated August 30, 1999 between Bank Leumi USA and the
                   Registrant (incorporated herein by reference to Exhibit 10.1 to the Third Quarter 1999 10-Q).
   10.10      --   Term Note dated August 30, 1999 of the Registrant payable to Bank Leumi USA (incorporated herein by reference to Exhibit 10.2 to the Third Quarter 1999 10-Q).
   10.11      --   Agreement dated as of December 22, 1999 among the Registrant, the Israel Corporation Ltd. and
                   Tower Semiconductor Holdings (1993) Ltd. (incorporated herein by reference to the Registrant's
                   Report on Form 8-K dated December 30, 1999).
   10.12      --   Credit Agreement dated as of February 7, 2000 between Comverge Technologies, Inc. and Bank Leumi
                   USA.
   10.13      --   $6,000,000 Term Note of Comverge Technologies, Inc. dated as of February 7, 2000, payable to Bank
                   Leumi USA.
   10.14      --   Promissory Note between George Morgenstern and the Registrant, dated as of December 31, 1997
                   (incorporated herein by reference to Exhibit 10.36 to the 1997 10-K).
   10.15      --   License Agreement between the Registrant and Lucent Technologies Inc. dated as of January 9, 1998
                   (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated
                   February 17, 1998).
  *10.16      --   Employment Agreement between the Registrant and Yacov Kaufman, dated as of January 1, 1999
                   (incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K
                   for the year ended December 31, 1998).
   10.17      --   Asset Purchase Agreement between Comverge Technologies, Inc. and Scientific-Atlanta, Inc. dated as of June 11, 1999 (incorporated by reference from the Third Quarter 1999 10-Q).
   21.1       --   List of subsidiaries.
   24.1       --   Consent of Deloitte & Touche LLP.
   27.1       --   Financial Data Schedule.

------------------
  * This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

     (b) Financial Statement Schedules

     None.

     (c) Reports on Form 8-K

     1. Report on Form 8-K filed on October 13, 1999 relating to our private placement of convertible debentures.

     2. Amendment No. 1 to Report on Form 8-K, filed on November 12, 1999 relating to the acquisition by the Registrant's Comverge subsidiary of certain assets of the Control Systems Business Unit of Scientific-Atlanta, Inc.

     3. Amendment No. 2 to Report on Form 8-K, filed on December 14, 1999 relating to the acquisition by the Registrant's Comverge subsidiary of certain assets of the Control Systems Business Unit of Scientific-Atlanta, Inc.

     4. Report on Form 8-K filed on December 30, 1999 relating to the disposition of the Registrant's interest in Tower Semiconductor Ltd.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on March 29, 2000.

                                          DATA SYSTEMS & SOFTWARE INC.

                                          By:   /s/ GEORGE MORGENSTERN
                                              ----------------------------------
                                                     George Morgenstern
                                              Chairman of the Board, President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                             DATE
------------------------------------------  -------------------------------------------   -------------------
          /s/ GEORGE MORGENSTERN            Chairman of the Board; President; Chief            March 29, 2000
         --------------------------         Executive Officer; and Director
            George Morgenstern

            /s/ ROBERT L. KUHN              Vice Chairman and Director                         March 29, 2000
         --------------------------
              Robert L. Kuhn

            /s/ YACOV KAUFMAN               Vice President, Chief Financial Officer            March 29, 2000
         --------------------------         (Principal Financial Officer and Principal
              Yacov Kaufman                 Accounting Officer)


          /s/ HARVEY EISENBERGER            Director                                           March 29, 2000
         --------------------------
            Harvey Eisenberger

           /s/ ALLEN I. SCHIFF              Director                                           March 29, 2000
         --------------------------
             Allen I. Schiff

           /s/ MAXWELL M. RABB              Director                                           March 29, 2000
         --------------------------
             Maxwell M. Rabb

             /s/ SUSAN MALLEY               Director                                           March 29, 2000
         --------------------------
               Susan Malley

            /s/ SHELDON KRAUSE              Secretary and Director                             March 29, 2000
         --------------------------
              Sheldon Krause

                          DATA SYSTEMS & SOFTWARE INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF DATA SYSTEMS & SOFTWARE INC.:
Independent Auditors' Report...............................................................................    F-1
Consolidated Balance Sheets as of December 31, 1998 and December 31, 1999..................................    F-2
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 1997,
  December 31, F-3 1998 and December 31, 1999..............................................................    F-3
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997,
  December 31, 1998 F-4 and December 31, 1999..............................................................    F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1997, December 31, 1998 and
  December 31, 1999........................................................................................    F-5
Notes to Consolidated Financial Statements.................................................................    F-7
CONSOLIDATED FINANCIAL STATEMENTS OF TOWER SEMICONDUCTOR LTD.:
Auditors' Report...........................................................................................    T-1
Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998..................................    T-2
Consolidated Statements of Operations for the years ended December 31, 1999, December 31, 1998 and
  December 31, 1997........................................................................................    T-3
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999,
  December 31, 1998 and December 31, 1997..................................................................    T-4
Consolidated Statements of Cash Flows for the years ended December 31, 1999, December 31, 1998 and
  December 31, 1997........................................................................................    T-5
Notes to Consolidated Financial Statements.................................................................    T-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Data Systems & Software Inc.

     We have audited the accompanying consolidated balance sheets of Data Systems & Software Inc. (the "Company") and its subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999 , in conformity with generally accepted accounting principles.

                                          DELOITTE & TOUCHE LLP

New York, New York
March 29, 2000

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     AS OF
                                                                                                  DECEMBER 31,
                                                                                               ------------------
                                                                                                1998       1999
                                                                                               -------    -------
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................................................   $ 1,003    $ 1,379
  Short-term interest bearing bank deposits.................................................     1,252      1,009
  Marketable equity securities, available for sale (Note 4).................................     1,383         --
  Investment held for sale (Note 2).........................................................        --     25,900
  Restricted cash (Note 14c)................................................................       752        536
  Trade accounts receivable, net (Note 19c).................................................     7,244     10,078
  Inventory (Note 5)........................................................................       704      1,249
  Other current assets (Note 7).............................................................       960      1,124
                                                                                               -------    -------
     Total current assets...................................................................    13,298     41,275
                                                                                               -------    -------
Investments, net (Note 8)...................................................................    31,224         --
                                                                                               -------    -------
Property and equipment, net (Note 9)........................................................     1,738      1,853
                                                                                               -------    -------
Other assets:
  Goodwill and other intangible assets, net (Note 10).......................................       661      4,285
  Other.....................................................................................     1,057        995
                                                                                               -------    -------
                                                                                                 1,718      5,280
                                                                                               -------    -------
     Total assets...........................................................................   $47,978    $48,408
                                                                                               -------    -------
                                                                                               -------    -------
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt (Note 11).................................................................   $   974    $ 8,375
  Trade accounts payable....................................................................     2,105      5,809
  Accrued payroll, payroll taxes and social benefits........................................     2,561      1,246
  Other current liabilities.................................................................     1,939      5,838
                                                                                               -------    -------
     Total current liabilities..............................................................     7,579     21,268
                                                                                               -------    -------
Long-term liabilities:
  Convertible debentures (Note 12)..........................................................        --      2,000
  Other (Note 13)...........................................................................       687        584
                                                                                               -------    -------
     Total long-term liabilities............................................................       687      2,584
                                                                                               -------    -------
Commitments and contingencies (Note 14)
Minority interests..........................................................................       294         10
                                                                                               -------    -------
Shareholders' equity (Note 15):
  Common stock $.01 par value per share:
     Authorized 20,000,000 shares; issued and outstanding 7,923,540 shares at December 31,
      1998 and 1999.........................................................................        79         79
  Additional paid-in capital................................................................    34,979     35,398
  Warrants..................................................................................        --        432
  Deferred compensation expense.............................................................      (327)       (73)
  Retained earnings (deficit)...............................................................     6,942     (8,925)
                                                                                               -------    -------
                                                                                                41,673     26,911
                                                                                               -------    -------
  Treasury stock, at cost--490,262 shares at December 31, 1998 and 1999.....................    (2,365)    (2,365)
  Accumulated other comprehensive income (Note 4)...........................................       110         --
                                                                                               -------    -------
     Total shareholders' equity.............................................................    39,418     24,546
                                                                                               -------    -------
     Total liabilities and shareholders' equity.............................................   $47,978    $48,408
                                                                                               -------    -------
                                                                                               -------    -------

   The accompanying notes are an integral part of these financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1997        1998        1999
                                                                                  --------    --------    --------
Sales:
  Products.....................................................................   $ 19,950    $ 18,062    $ 20,300
  Services.....................................................................     20,046      19,433      19,408
                                                                                  --------    --------    --------
                                                                                    39,996      37,495      39,708
                                                                                  --------    --------    --------

Cost of sales:
  Products.....................................................................     16,744      14,306      16,444
  Services.....................................................................     15,693      14,869      14,910
                                                                                  --------    --------    --------
                                                                                    32,437      29,175      31,354
                                                                                  --------    --------    --------
     Gross profit..............................................................      7,559       8,320       8,354
Research and development expenses, net.........................................      1,335       1,605       1,269
Selling, general and administrative expenses...................................     18,859      14,303      12,732
Gain on sale of division (Note 17).............................................         --       5,998          --
                                                                                  --------    --------    --------
  Operating loss...............................................................    (12,635)     (1,590)     (5,647)
                                                                                  --------    --------    --------
Interest income................................................................        478         147          61
Interest expense...............................................................       (225)       (360)       (910)
Loss from contingent performance of bank guarantees for affiliate (Notes 8c and
  14c).........................................................................         --      (1,135)         --
Unrealized loss from writedown of investment (Note 8b).........................         --      (6,103)         --
Other loss, net................................................................       (111)       (838)       (209)
                                                                                  --------    --------    --------
  Loss before income taxes.....................................................    (12,493)     (9,879)     (6,705)
Provision for income taxes (Note 18)...........................................      3,507          35       3,785
                                                                                  --------    --------    --------
  Loss after income taxes......................................................    (16,000)     (9,914)    (10,490)
Minority interests.............................................................        676         878        (275)
Equity income (loss) in affiliates, net of minority interests..................      4,880      (3,908)     (5,102)
                                                                                  --------    --------    --------
  Net loss.....................................................................   $(10,444)   $(12,944)   $(15,867)
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------

Other comprehensive income:
  Unrealized gain on securities available for sale (Note 4)....................         --         110        (110)
                                                                                  --------    --------    --------
     Comprehensive loss........................................................   $(10,444)   $(12,834)   $(15,977)
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------
Basic and diluted net loss per share...........................................   $  (1.42)   $  (1.75)   $  (2.13)
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------
Weighted average number of shares outstanding (in thousands)...................      7,369       7,391       7,433
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                            ADDITIONAL
                                         NUMBER OF  COMMON   PAID-IN    DEFERRED      DEFERRED            TREASURY  RETAINED
                                         SHARES     STOCK    CAPITAL    COMPENSATION  INTEREST  WARRANTS   STOCK    EARNINGS
                                         ---------  ------  ----------  ------------  --------  --------  --------  ---------
Balances, January 1, 1997...............   7,709     $ 77    $ 33,997       $ --       $   --     $ --    $(1,848)   $30,330
  Amortization of restricted stock award
    compensation........................      --       --         196         --           --       --         --         --
  Net loss..............................      --       --          --         --           --       --         --    (10,444)
                                           -----     ----    --------       ----       ------     ----    --------   -------
  Balances, December 31, 1997...........   7,709       77      34,193         --           --       --     (1,848)    19,886
  Common stock issued in restricted
    stock award.........................     155        1         435         --           --       --         --         --
  Unamortized restricted stock award
    compensation........................      --       --          --       (436)          --       --         --         --
  Common stock issued as compensation...      50        1         100         --           --       --         --         --
  Common stock issued upon exercise of
    options.............................      10       --          55         --           --       --         --         --
  Purchase of treasury stock............      --       --          --         --           --       --       (517)        --
  Amortization of restricted stock award
    compensation........................      --       --         196        109           --       --         --         --
  Unrealized gain on securities
    available for sale..................      --       --          --         --           --       --         --         --
  Net loss..............................                                                                             (12,944)
                                           -----     ----    --------       ----       ------     ----    --------   -------

Balances, December 31, 1998.............   7,924       79      34,979       (327)          --       --     (2,365)     6,942
  Imputed interest on convertible
    debenture...........................      --       --         377         --         (377)      --         --         --
  Discount on convertible debenture.....      --       --         300         --           --       --         --         --
  Amortization of restricted stock award
    compensation and warrants...........      --       --          46        254           --       --         --         --
  Issuance of warrants..................      --       --          --         --           --      432         --         --
  Amortization of warrants..............      --       --          --         --           73       --         --         --
  Unrealized loss on securities
    available for sale..................      --       --          --         --           --       --         --         --
  Net loss..............................      --       --          --         --           --       --         --    (15,867)
                                           -----     ----    --------       ----       ------     ----    --------   -------
Balances, December 31, 1999.............   7,924     $ 79    $ 35,702       $(73)      $ (304)    $432    $(2,365)   $(8,925)
                                           -----     ----    --------       ----       ------     ----    --------   -------

                                            OTHER
                                          COMPREHENSIVE
                                           INCOME         TOTAL
                                          -------------  --------
Balances, January 1, 1997...............      $  --      $ 62,556
  Amortization of restricted stock award
    compensation........................         --           196
  Net loss..............................         --       (10,444)
                                              -----      --------
  Balances, December 31, 1997...........         --        52,308
  Common stock issued in restricted
    stock award.........................         --           436
  Unamortized restricted stock award
    compensation........................         --          (436)
  Common stock issued as compensation...         --           101
  Common stock issued upon exercise of
    options.............................         --            55
  Purchase of treasury stock............         --          (517)
  Amortization of restricted stock award
    compensation........................         --           305
  Unrealized gain on securities
    available for sale..................        110           110
  Net loss..............................                  (12,944)
                                              -----      --------
Balances, December 31, 1998.............        110        39,418
  Imputed interest on convertible
    debenture...........................         --            --
  Discount on convertible debenture.....         --           300
  Amortization of restricted stock award
    compensation and warrants...........         --           300
  Issuance of warrants..................         --           432
  Amortization of warrants..............         --            73
  Unrealized loss on securities
    available for sale..................       (110)         (110)
  Net loss..............................         --       (15,867)
                                              -----      --------
Balances, December 31, 1999.............      $  --      $(24,546)
                                              -----      --------

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1997        1998        1999
                                                                                  --------    --------    --------
Cash flows used in operating activities:
  Net loss.....................................................................   $(10,444)   $(12,944)   $(15,867)
  Adjustments to reconcile net loss to net cash used in operating
     activities--see Schedule A................................................      2,221       7,113      10,643
                                                                                  --------    --------    --------
  Net cash used in operating activities........................................     (8,223)     (5,831)     (5,224)
                                                                                  --------    --------    --------
Cash flows provided by (used in) investing activities:
Short-term and long-term bank deposits, net....................................        363      (1,179)        243
Restricted cash................................................................       (330)      1,034         216
Investment in marketable securities............................................    (33,475)     (5,898)         --
Proceeds from maturity of marketable securities................................     37,208         999          --
Proceeds from sale of marketable securities....................................         --       6,528       1,520
Net proceeds from sale of division--see Schedule C.............................         --       6,595          --
Acquisitions of property and equipment.........................................       (862)       (929)     (1,276)
Proceeds from sale of property and equipment...................................         53         135         327
Investment in capitalized software costs.......................................     (1,372)         --          --
Acquisitions of intangible assets..............................................         --        (504)     (4,192)
Increase in other assets.......................................................      4,291          --          --
Purchase of minority interest share of subsidiary..............................         --          --        (559)
Net effect of change in reporting method--see Schedule B.......................        102          --          --
                                                                                  --------    --------    --------
  Net cash provided by (used in) investing activities..........................      5,978       6,781      (3,721)
                                                                                  --------    --------    --------
Cash flows provided by (used in) financing activities:
Proceeds from exercise of option warrants of subsidiary, net...................       (211)         --          --
Proceeds from issuance of common stock, net....................................         --         156          --
Purchase of treasury stock.....................................................         --        (517)         --
Proceeds from sale of shares received in partial conversion of note
  receivable...................................................................         --       1,871          --
Short-term debt, net...........................................................        566      (2,064)      7,824
Proceeds from long-term debt...................................................      1,359         453          52
Issuance of convertible debentures.............................................         --          --       2,000
Repayments of long-term debt...................................................       (509)     (1,270)       (555)
                                                                                  --------    --------    --------
  Net cash provided by (used in) financing activities..........................      1,205      (1,371)      9,321
                                                                                  --------    --------    --------
Net increase (decrease) in cash and cash equivalents...........................     (1,040)       (421)        376
Cash and cash equivalents at beginning of year.................................      2,464       1,424       1,003
                                                                                  --------    --------    --------
Cash and cash equivalents at end of year.......................................   $  1,424    $  1,003    $  1,379
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------
Supplemental cash flow information:
  Cash paid during the period for:
     Interest..................................................................   $    183    $    205    $    386
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------
     Income taxes..............................................................   $    773    $    195    $    106
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
               SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                       ---------------------------
                                                                                        1997      1998      1999
                                                                                       ------    ------    -------
A. Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization....................................................   $1,479    $1,092    $ 1,351
   Minority interests...............................................................     (676)     (878)       275
   Writedown of capitalized software development costs..............................    1,663        --         --
   Allowance for writeoff against note receivable...................................       --       610         --
   Allowance for bank guarantees for affiliate......................................       --     1,135         --
   Writeoff of investment in affiliates and related receivables.....................       --       498         --
   Earnings on marketable debt securities...........................................     (107)      (30)        --
   Deferred income taxes............................................................    2,638        --         --
   Increase in liability for severance pay..........................................      120       351        (23)
   Loss (equity) in affiliates......................................................   (4,880)    3,908      5,102
   Gain on sale of division--see Schedule C.........................................       --    (5,998)        --
   Gain on sale of securities.......................................................       --      (192)      (247)
   Unrealized loss from writedown of investment.....................................       --     6,103        237
   Loss (gain) on sale of property, plant and equipment, net........................      (15)      (37)        51
   Amortization of restricted stock award compensation..............................      196       305        300
   Interest expense related to warrants issued......................................       --        --        128
   Discount on convertible debentures...............................................       --        --        300
   Imputed interest on convertible debentures.......................................       --        --        377
   Other............................................................................     (169)      (50)       (15)
   Decrease (increase) in accounts receivable and other current assets..............   (1,327)    1,136     (2,998)
   Decrease (increase) in inventory.................................................      424      (327)      (545)
   Decrease (increase) in long-term receivables.....................................     (165)      227         62
   Increase (decrease) in accounts payable and other current liabilities............    3,040      (809)     6,288
   Increase in liability in respect of customer advances, net.......................       --        69         --
                                                                                       ------    ------    -------
                                                                                       $2,221    $7,113    $10,643
                                                                                       ------    ------    -------
                                                                                       ------    ------    -------
B. Net effect of change in reporting method (Note 8c):
   Working capital, net of cash.....................................................   $  (18)
   Investment recorded..............................................................    1,157
   Other assets.....................................................................   (1,037)
                                                                                       ------
                                                                                       $  102
                                                                                       ------
                                                                                       ------
C. Assets/liabilities transferred upon sale of division (Note 17):
   Trade accounts receivable, net...................................................             $  754
   Property and equipment, net......................................................                405
   Accrued payroll, payroll taxes and social benefits...............................               (111)
   Other current liabilities........................................................               (451)
                                                                                                 ------
                                                                                                 $  597
                                                                                                 ------
                                                                                                 ------
D. Non-cash activities:
   Receipt of capital stock in partial conversion of note receivable (Note 6).......             $1,871
                                                                                                 ------
                                                                                                 ------
   Unrealized gain (loss) on securities available for sale (Note 4).................             $  110    $  (110)
                                                                                                 ------    -------
                                                                                                 ------    -------
   Subsidiary stock issued in exchange for certain assets (Note 3)..................             $   50
                                                                                                 ------
                                                                                                 ------

  The accompanying notes are an integral part of these consolidated financial statements.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Data Systems & Software Inc., a Delaware corporation ("DSSI"), through its subsidiaries (collectively, the "Company"), (i) provides consulting and development services for computer software and systems, (ii) is an authorized dealer and a value-added-reseller of computer hardware, (iii) is a provider of control products and data communication solutions for utilities and
(iv) through an equity affiliate, engages in the manufacture of semiconductor products. (In December 1999, the Company agreed to sell its interest in its affiliate and is no longer engaged in the manufacture of semiconductor products. See Note 2). DSSI's shares are traded on the Nasdaq National Market.

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

  (c) Significant Accounting Policies

FOREIGN CURRENCY TRANSLATION

     The currency of the primary economic environment in which the operations of the Company are conducted is the United States dollar ("dollar"). Accordingly, the Company uses the dollar as its functional currency. Transactions and balances that are denominated in dollars are presented at their dollar amounts. Transactions and balances in other currencies are remeasured into dollars in accordance with the principles of Statement of Financial Accounting Standards ("SFAS") No. 52. Accordingly, items have been remeasured as follows:

    Monetary items--at the current exchange rate at balance sheet date.
     Non-monetary items--at historical exchange rates.
     Income and expenditure items--at the exchange rate current as of the date of recognition of those items (excluding depreciation and other items deriving from non-monetary items).

All exchange gains and losses from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations when they arise.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

     The consolidated financial statements of the Company include the accounts of all majority-owned or controlled subsidiaries. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Material intercompany balances and transactions have been eliminated. Minority interests in net income are limited to the extent of their equity capital. Losses in excess of minority interest equity capital are charged against the majority interest.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--GENERAL AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
RECLASSIFICATIONS

     Certain reclassifications have been made to the Company's prior years consolidated financial statements to conform with the current year's consolidated financial statements.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash and demand deposits in banks and short-term investments (primarily time deposits and certificates of deposit) with original maturities of three months or less.

INVESTMENTS IN SECURITIES

     Marketable equity securities which are available for sale are reflected at market value, and the amount of market value in excess of cost is reflected in shareholders' equity, in conformance with provisions of SFAS No. 115.

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

PROPERTY AND EQUIPMENT

     Property and equipment are presented at cost or fair values at the date of acquisition. Depreciation is calculated based on the straight-line method over the estimated useful lives of the depreciable assets. Improvements are capitalized while repairs and maintenance are charged to operations as incurred.

COMPUTER SOFTWARE DEVELOPMENT COSTS

     Computer software development costs are capitalized prior to general release, upon the establishment of technological feasibility for costs that the Company believes will be recovered from anticipated revenues. These determinations are made regularly by the Company on a product by product basis. Amortization of these costs commences on the earlier of general release to customers or the receipt of revenues from the product, based on the ratio of current revenues to current and anticipated future gross revenues, but not less than straight-line amortization over the expected economic life of the software product . Capitalized software development costs that exceed their net realizable value at each balance sheet date, as determined by management, are written off. The Company has no capitalized software development costs.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--GENERAL AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
GOODWILL

     Goodwill represents the excess of cost over the net carrying value of assets of subsidiaries acquired in purchase transactions. Goodwill is amortized based on the straight-line method over periods ranging from five to seven and a half years. Management reviews goodwill on a periodic basis to determine whether events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

LICENSE

     The costs of a technology license, including professional fees related thereto, are presented at estimated fair market value at acquisition date. These costs are amortized on a straight-line basis over the five-year term of the license.

PATENTS

     The costs of registered patents and patents pending acquired from third parties are presented at estimated fair market value at acquisition date. In addition, registration costs and fees for patents are capitalized. Registered patents costs are amortized over the estimated remaining useful life of the patents, from four to fourteen years. Costs for patents pending are not amortized until they are registered.

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

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development ("R&D") costs, not qualifying for capitalization as software development costs, net of related participation, are charged to operations as incurred.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The allowance for doubtful accounts is based on specific identification of accounts considered to be doubtful of collection. The allowance for doubtful accounts amounted to $86 and $181 at December 31, 1998 and 1999, respectively. Bad debt expense related to trade accounts receivable was $8, $37 and $169 for the years ended December 31, 1997, 1998 and 1999, respectively. Of the change in the allowance for doubtful accounts during 1998, $315 was attributable to the sale of the help desk division of the Company (see Note 17).

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--GENERAL AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against all deferred tax assets if it is more likely than not that they will not be utilized.

IMPAIRMENT OF LONG-LIVED ASSETS

     The carrying value of long-lived assets is reviewed for impairment on a quarterly basis and whenever events or changes in circumstances occur indicating that the net carrying amount may not be recoverable. The review is based on comparing the carrying amount of the long-lived assets to the undiscounted estimated cash flows over the remaining useful lives. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company determined that, as of December 31, 1998 and 1999, there had been no impairment in the carrying value of its long-lived assets.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     The Company has adopted the provisions of SFAS No. 128 "Earnings Per Share," which establishes standards for computing and presenting net income
(loss) per share. SFAS No. 128 prescribes a presentation of basic earnings per share and also requires, among other things, dual presentation of basic and diluted earnings per share for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for each period presented. Diluted earnings per share is computed by dividing net income
(loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise conversion of stock options or of convertible securities.

     No stock options or convertible securities were included in the computation of net loss per share, as doing so would have been anti-dilutive.

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

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June, 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, requiring the recognition of all derivatives as either assets or liabilities and to measure those instruments at fair value, as well as to identify the conditions for which a derivative may be specifically

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--GENERAL AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) designated as a hedge. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Management is currently evaluating what impact, if any, this may have on the Company's consolidated financial statements.

NOTE 2--INVESTMENT IN TOWER

     For the years ending December 31, 1997, 1998 and 1999, DSSI owned 60% of the shares of Tower Semiconductor Holdings 1993 Ltd. ("Tower Holdings") which owned 41.0%, 44.8% and 45.3% of Tower Semiconductor Ltd. ("Tower") for those years, respectively. Tower's shares are traded on the Nasdaq National Market. See Note 8b for summary financial information of Tower.

     In December 1999, the Company entered into an agreement to sell its interest in Tower to the 40% minority owner of Tower Holdings, for $30,889. Closing of the agreement was subject to third-party administrative approvals, which were received in January 2000. At this time the Company received the proceeds from the sale net of an Israeli dividend withholding tax. In light of the sale, the Company's interest in Tower has been classified as a current asset as of December 31, 1999.

NOTE 3--ACQUISITIONS

     (a) In August, 1999, the Company acquired the assets of the Control Systems division of Scientific-Atlanta, Inc., making it an integral part of the Company's utility solutions segment. The purchase price for the acquisition was $4,181 of which $1,507 was allocated to inventory, $639 to property and equipment, $248 to patents and patents pending and $1,787 to goodwill. The purchase price is subject to certain adjustments one year after the closing. The allocation of the purchase price is preliminary and accordingly the Company's allocation of the purchase price to the various assets may change.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if this acquisition had occurred at the beginning of each of the periods presented, with pro forma adjustments to give effect to depreciation, amortization of goodwill and patents and interest expense on acquisition debt.

                                                                                  YEAR ENDING DECEMBER 31,
                                                                    ----------------------------------------------------
                                                                          1998                        1999
                                                                    ------------------------    ------------------------
Net sales........................................................           $ 48,846                    $ 44,535
Net loss.........................................................            (20,148)                    (18,568)
Net loss per share...............................................           $  (2.73)                   $  (2.50)

     (b) In January 1998, the Company acquired certain assets and licensed intellectual property for use in its utility solutions segment. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price of $1,353 (including transaction costs and value of subsidiary stock issued related thereto) was allocated to the assets acquired (primarily fixed assets, inventory and an exclusive license) based on the estimated fair value at the date of acquisition. Of the purchase price, $1,225 was paid to the seller in cash, $78 was paid in cash for transaction costs and 5,000 shares of common stock of Comverge Technologies, a new subsidiary of the Company, with an assigned value of $10 per share, was given to the seller, accounting for the remaining $50 of the purchase price.

     (c) In April 1999, the Company purchased the minority interest in the Company's Decision Systems Israel subsidiary, a public company whose shares were traded on the Tel Aviv Stock Exchange, for aggregate consideration of $2,750. The Company recorded goodwill of approximately $2,200 in connection with the acquisition. Subsequent to the acquisition, the Israeli subsidiary was no longer considered public.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 4--MARKETABLE EQUITY SECURITIES, AVAILABLE FOR SALE

     Marketable securities in 1998 consisted solely of approximately 3,000,000 shares (approximately 4% ownership) of Mofet Israel Technology Fund, Ltd. ("Mofet Fund"), a public venture capital fund whose shares are traded on the Tel Aviv Stock Exchange. For the year ended December 31, 1998, this investment was presented at fair market value to reflect the Company's intention to sell the shares in 1999. The Company in fact sold its shares in early 1999. At
December 31, 1998, the market value of the Mofet Fund shares exceeded their cost investment by approximately $110. The Company recorded a gain of $247 on the sale, which is included in other loss, net, for the year ended December 31, 1999.

NOTE 5--INVENTORY

     Inventory consists of the following:

                                                                                     AS OF DECEMBER 31,
                                                                          ----------------------------------------
                                                                             1998                   1999
                                                                          ------------------    ------------------
Raw materials, spare parts and supplies................................          $250                 $1,047
Work in process........................................................             7                     72
Finished goods and merchandise.........................................           447                    130
                                                                                 ----                 ------
                                                                                 $704                 $1,249
                                                                                 ----                 ------
                                                                                 ----                 ------

NOTE 6--NOTE RECEIVABLE

     In 1996, the Company sold its interest in a joint venture to its joint venture partner in exchange for a $2,000 unsecured note, bearing annual interest of 8.25%, payable July 1, 1998. In February 1998, the Company signed an agreement with the maker of the note ("the maker"), modifying the note to permit its conversion into shares of publicly traded common stock of the maker. In April 1998, the maker issued to the Company 3,000,000 such shares, which, based on its agreement with the maker, represented payment of approximately $1,700 of the approximately $2,300 of principal and accrued interest on the note. The Company subsequently sold these shares for approximately $1,900. In June 1998, the maker filed for protection under Chapter 11 of the Bankruptcy Act, and the Company therefore established a reserve for doubtful debts equal to the remaining balance of approximately $610 that remains outstanding on the note. The doubtful debt expense resulting from this allowance, partially offset by a gain of $192 from the sale of the shares, is included in other loss, net for the year ended December 31, 1998.

NOTE 7--OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                                                                     AS OF DECEMBER 31,
                                                                          ----------------------------------------
                                                                             1998                   1999
                                                                          ------------------    ------------------
Prepaid expenses.......................................................          $315                 $  397
Deferred interest expense..............................................            --                    179
Deferred debenture costs...............................................            --                     45
Employee loans.........................................................           139                    170
Foreign income tax receivable (Israel).................................           157                     43
Other..................................................................           349                    290
                                                                                 ----                 ------
                                                                                 $960                 $1,124
                                                                                 ----                 ------
                                                                                 ----                 ------

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 8--INVESTMENTS

  (a) Composition

     Investments consist of the following:

                                                                                     AS OF DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1998                 1999
                                                                          ------------------    ------------------
Investment in Tower Holdings (see (b) below)...........................        $ 56,155                 $--*
Other investments (see (c) below)......................................             335                 --
                                                                               --------                 --
                                                                                 56,490                 --
Minority interests in Tower Holdings...................................          25,266                 --*
                                                                               --------                 --
                                                                               $ 31,224                 $--
                                                                               --------                 --
                                                                               --------                 --

------------------
* As the Company signed an agreement in December 1999 to sell its interest in Tower (see Note 2), in 1999 the investment has been classified as investment held for sale, net of minority interest.

  (b) Investment in Tower Holdings

     Tower Holdings owned 44.8% and 45.3% of Tower as of December 31, 1998 and 1999, respectively.

     Set forth below is condensed financial information of Tower:

                                                                                     AS OF DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1998                  1999
                                                                          ------------------    ------------------
Current assets.........................................................        $ 85,285              $ 75,453
Property and equipment.................................................          88,429                72,683
Current liabilities....................................................          19,248                19,452
Long-term debt.........................................................          12,127                12,106
Other long-term liabilities............................................           5,347                 1,532
Shareholders' equity...................................................         143,325               122,121

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1997       1998       1999
                                                               --------    -------    -------
Sales.......................................................   $125,917    $69,637    $69,815
Operating income (loss).....................................     20,140    (23,998)   (25,166)
Net income (loss)...........................................     19,171    (15,544)   (20,467)

     The market value of the Company's share (net of minority interest) of Tower Holdings' investment in Tower as of December 31, 1998 was approximately $30,889, significantly below the carrying value of the equity investment as of December 31, 1998 of $36,992 (net of minority interest). The Company recorded a writedown to market value of $6,103 at December 31, 1998 with respect to its Tower investment, since the decline in market price was determined to be other than temporary.

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

     The Company owns 50% of the Mofet Fund's management company. The Company's investment, which is accounted for on the equity method, amounted to $98 and $0 at December 31, 1998 and 1999, respectively. The management company's contract to manage the fund expired on January 5, 2000. The Company recorded a $50 writedown against this investment in 1998 in order to reflect the carrying value of the investment at the amount equal to its estimated future cash flows through the termination of the management contract.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 8--INVESTMENTS--(CONTINUED)
     The Company owned approximately 17% of the outstanding common stock of a privately-held Beijing-based software consulting and development company. The Company accounted for its investment on a cost basis, which amounted to $237 at December 31, 1998. In 1999, the Company wrote-off the investment based on management's estimate of expected future cash flows from the investment. The writedown with respect to this investment is included in other losses, net.

NOTE 9--PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:

                                                                                                  AS OF DECEMBER 31,
                                                              ESTIMATED USEFUL LIFE    ----------------------------------------
                                                                 (IN YEARS)                1998                  1999
                                                              ---------------------    ------------------    ------------------
Cost:
  Computer hardware and software...........................          3-5                     $2,392                $3,201
  Office furniture and equipment...........................         4-10                      1,477                 1,606
  Motor vehicles...........................................           7                         766                   365
  Leasehold improvements...................................     Term of Lease                   220                   240
                                                                                             ------                ------
                                                                                              4,855                 5,412
                                                                                             ------                ------
Accumulated depreciation and amortization:
  Computer hardware and software...................................................           1,647                 2,355
  Office furniture and equipment...................................................             940                   815
  Motor vehicles...................................................................             360                   193
  Leasehold improvements...........................................................             170                   196
                                                                                             ------                ------
                                                                                              3,117                 3,559
                                                                                             ------                ------
Property and equipment, net........................................................          $1,738                $1,853
                                                                                             ------                ------
                                                                                             ------                ------

     Depreciation and amortization in respect of property and equipment amounted to $886, $867 and $792 for 1997, 1998 and 1999, respectively.

NOTE 10--GOODWILL AND OTHER INTANGIBLE ASSETS, NET

     Goodwill and other intangible assets consists of the following:

                                                                                               AS OF DECEMBER 31,
                                                                                    ----------------------------------------
                                                                                       1998                   1999
                                                                                    ------------------    ------------------
Goodwill, net of accumulated amortization of $1,077 and $1,519 respectively .....          $190                 $3,668
License, net of accumulated amortization of $109 and $225 respectively...........           471                    343
Patents, net of accumulated amortization of $0 and $1 respectively...............            --                    274
                                                                                           ----                 ------
                                                                                           $661                 $4,285
                                                                                           ----                 ------
                                                                                           ----                 ------

     Amortization in respect of goodwill, license and patents amounted to $288, $232 and $559 for 1997, 1998 and 1999, respectively.

NOTE 11--SHORT-TERM DEBT

     Short-term debt consists of the following:

                                                                                               AS OF DECEMBER 31,
                                                                                    ----------------------------------------
                                                                                       1998                   1999
                                                                                    ------------------    ------------------
Short term debt..................................................................          $470                 $8,294
Current maturities of long-term debt.............................................           504                     81
                                                                                           ----                 ------
                                                                                           $974                 $8,375
                                                                                           ----                 ------
                                                                                           ----                 ------

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 11--SHORT-TERM DEBT--(CONTINUED)
     Short-term debt at December 31, 1999 includes $5,947 received from a bank to finance the acquisition described in Note 3a. The debt bears interest at prime +1% annually (9.5% at December 31, 1999) and is payable monthly with the principal payable in August 2000. The debt is secured by substantially all of the Company's assets.

NOTE 12--CONVERTIBLE DEBENTURES

     In October 1999, the Company completed a private placement of $2,000 of 0% Convertible Subordinated Debentures (the "Debentures") and 100,000 warrants with an exercise price of $3.06625, to purchase common stock of the Company. In addition, the Company issued 20,000 warrants with an exercise price of $3.06625, as partial compensation to a finder in connection with the private placement. The warrants expire in October 2002. The Debentures are payable in October 2001 and do not bear interest. Interest of approximately $377 will be amortized over the life of the Debentures. The Debentures are convertible into common stock of the Company at a conversion price equal to the lower of $3.06625 and 85% of the average closing bid prices for the common stock for the five trading days preceding delivery notice of the conversion. The Company recorded $114 of deferred interest expense with respect to the issuance of the warrants. In addition, a discount on conversion feature of $300 was recorded to interest expense with respect to the Debentures.

NOTE 13--OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consists of the following:

                                                                                     AS OF DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1998                  1999
                                                                          ------------------    ------------------
Debt to Israeli banks and lease companies*.............................         $  606                $  103
Less--current maturities...............................................            504                    81
                                                                                ------                ------
                                                                                   102                    22
                                                                                ------                ------
Liability for employee termination benefits**..........................          2,781                 2,948
Less--funded amounts...................................................          2,196                 2,386
                                                                                ------                ------
                                                                                   585                   562
                                                                                ------                ------
                                                                                $  687                $  584
                                                                                ------                ------
                                                                                ------                ------

------------------
 * The long-term portion is due in the year 2001 and bears interest at rates ranging from 5% to 10%. Interest expense on short-term and long-term debt for 1997, 1998 and 1999 amounted to $183, $205 and $911, respectively.

** Under Israeli law and labor agreements, the Company's subsidiaries in Israel are required to make severance and pension payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. The pension plans are multi-employer and independent of the Company. Therefore, no information is available regarding their present value and the net assets available for benefits. Pension and severance pay costs for 1997, 1998 and 1999 were approximately $949, $1,486 and $725, respectively.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 14--COMMITMENTS AND CONTINGENCIES

  (a) Leases of Property and Equipment

     Rental and leasing expenses for 1997, 1998 and 1999 amounted to 1,146, 1,258 and 1,463, respectively. Future minimum lease payments on non-cancelable operating leases as of December 31, 1999 are as follows:

                           YEAR ENDING
                          DECEMBER 31,
-----------------------------------------------------------------
  2000...........................................................   $  762
  2001...........................................................      417
  2002...........................................................      245
  2003...........................................................       96
  2004...........................................................       70
                                                                    ------
                                                                    $1,590
                                                                    ------
                                                                    ------

     In January 2000, an Israeli subsidiary signed an agreement extend its lease for office space and other premises until the 2010. Future minimum rental payments with respect to this lease are $242 for 2000 and $2,499 in total.

  (b) Employee Retirement Savings Plan

     The Company sponsors a tax deferred retirement savings plan that permits eligible U.S. employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. No discretionary contributions were made for the years ended December 31, 1997, 1998 and 1999.

  (c) Guarantees

     Short-term debt at December 31, 1997 included $1,456 received from investors as financing for future projects of the Company. In January 1998 this amount was repaid in full. In 1997, short-term debt received as financing for future projects was secured by a bank deposit, which was classified as restricted cash and which bore interest of approximately 4% per annum. The Company undertook a direct guarantee, by means of a deposit (classified as restricted cash), of approximately $752 and $536 in the years ended December 31, 1998 and 1999, respectively, of certain bank commitments arising out of the operating activities of an Israeli affiliate, a former subsidiary of the Company, the total of such commitments being approximately $1,135. The Company accrued in 1998 loss contingencies of approximately $1,390 in connection with these guarantees and with the writeoff of related receivables.

     The Company maintains lines of credit with Israeli banks totaling approximately $2,000. Of these credit lines, approximately $1,600 was utilized as of December 31, 1999. These lines of credit are denominated in unlinked New Israeli Shekels ("NIS") and on average bear interest at 1% above the Prime rate for unlinked NIS loans. At December 31, 1999 this rate was 12.2%.

NOTE 15--SHAREHOLDERS' EQUITY

  (a) Stock Option Plans

     The Company's stock option plans provide for the granting to officers, directors and other key employees of options to purchase shares of common stock at not less than 85% of market value on the date of grant. The purchase price must be paid in cash. To date, the Company has issued options under the plans at market value. All options expire within five to ten years from the date of the grant. The options generally vest over a two to three year period from the date of grant of the option. The total authorized number of options under the various plans is 2,600,000, and the number remaining available for issuance is 287,200.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 15--SHAREHOLDERS' EQUITY--(CONTINUED)
     A summary of the status of the Company's option plans as of December 31, 1997, 1998 and 1999, as well as changes during each of the years then ended, is presented below:

                                                   1997                       1998                       1999
                                          -----------------------    -----------------------    -----------------------
                                                         WEIGHTED                   WEIGHTED                   WEIGHTED
                                                         AVERAGE                    AVERAGE                    AVERAGE
                                          NUMBER OF      EXERCISE    NUMBER OF      EXERCISE    NUMBER OF      EXERCISE
                                           OPTIONS        PRICE       OPTIONS        PRICE       OPTIONS        PRICE
                                          -----------    --------    -----------    --------    -----------    --------
                                          (IN SHARES)                (IN SHARES)                (IN SHARES)
Outstanding at beginning of year.......    1,423,492      $ 6.60      1,456,067      $ 6.57      1,498,717      $ 6.39
  Granted..............................       53,500      $ 5.82         95,000      $ 3.49        408,450      $ 2.10
  Exercised............................           --      $   --        (10,000)     $ 5.50             --      $   --
  Forfeited............................      (20,925)     $ 6.38        (42,350)     $ 6.02       (183,317)     $ 7.00
                                           ---------                  ---------                  ---------
Outstanding at end of year.............    1,456,067      $ 6.57      1,498,717      $ 6.39      1,723,850      $ 5.32
                                           ---------                  ---------                  ---------
                                           ---------                  ---------                  ---------
Exercisable at end of year.............    1,162,816      $ 6.66      1,309,050      $ 6.64      1,276,683      $ 5.70
                                           ---------                  ---------                  ---------
                                           ---------                  ---------                  ---------

                                                                                                    EXERCISABLE AS OF
                                               OUTSTANDING AS OF DECEMBER 31, 1999                  DECEMBER 31, 1999
                                        --------------------------------------------------    -----------------------------
                                                       WEIGHTED AVERAGE      WEIGHTED                         WEIGHTED
                                          NUMBER        REMAINING            AVERAGE            NUMBER        AVERAGE
RANGE OF EXERCISE PRICES                OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
-------------------------------------   -----------    -----------------    --------------    -----------    --------------
                                        (IN SHARES)       (IN YEARS)                          (IN SHARES)
$ 1.80-2.00..........................      312,500            6.34              $ 1.82           137,334         $ 1.81
$ 2.44-3.69..........................      152,500            6.74                2.87            92,500           3.01
$ 4.50-5.88..........................      270,000            2.02                5.58           257,999           5.60
$ 6.06-7.88..........................      958,850            2.94                6.59           758,850           6.55
$11.13...............................       30,000            5.73               11.13            30,000          11.13
                                         ---------                                             ---------
                                         1,723,850                                             1,276,683
                                         ---------                                             ---------
                                         ---------                                             ---------

     The weighted average grant-date fair value of the 53,500, 95,000 and 408,450 options granted during 1997, 1998 and 1999, respectively, amounted to $5.24, $1.65 and $1.60 per option, respectively. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

                                                                         1997         1998         1999
                                                                       ---------    ---------    ---------
Risk-free interest rate.............................................       6.00%        5.00%        6.00%
Expected life of options............................................   5.9 years    6.6 years    6.8 years
Expected annual volatility..........................................         47%          39%          78%
Expected dividend yield.............................................        None         None         None

     Had compensation cost for the Company's option plans been determined based on fair value at the grant dates for awards made in 1997, 1998 and 1999 under such plans in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                          1997        1998        1999
                                                                        --------    --------    --------
Net loss-as reported.................................................   $(10,444)   $(12,944)   $(15,867)
Pro forma net loss...................................................    (10,566)    (13,010)    (16,658)
Basic and diluted net loss per share-as reported.....................      (1.42)      (1.75)      (2.13)
Pro forma basic and diluted net loss per share.......................      (1.44)      (1.77)      (2.24)

     The pro forma information in the above table also gives effect to the application of SFAS No. 123 on the share option plans of the Company's subsidiaries.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 15--SHAREHOLDERS' EQUITY--(CONTINUED)
  (b) Warrants

     The Company has issued warrants at exercise prices equal to or greater than market value on the date of issuance. A summary of warrant activity follows:

                                                  1997                         1998                         1999
                                       --------------------------   --------------------------   --------------------------
                                                                                 WEIGHTED                     WEIGHTED
                                                    WEIGHTED                     AVERAGE                      AVERAGE
                                       NUMBER OF    AVERAGE         NUMBER OF   EXERCISE PRICE               EXERCISE PRICE
                                       WARRANTS    EXERCISE PRICE                 WARRANTS       NUMBER OF     WARRANTS
                                       ---------   --------------   ---------   --------------   ---------   --------------
                                          (IN                          (IN                          (IN
                                        SHARES)                      SHARES)                      SHARES)
Outstanding at beginning of year....    433,825        $ 9.06        197,500        $10.18        197,500        $10.18
Granted.............................         --            --             --            --        370,000          3.23
Exercised...........................         --            --             --            --             --            --
Forfeited...........................   (236,325)         8.13             --            --       (197,500)        10.18
                                       ---------                     -------                     ---------
Outstanding at end of year..........    197,500        $10.18        197,500        $10.18        370,000        $ 3.23
                                       ---------                     -------                     ---------
                                       ---------                     -------                     ---------

     In August 1999, the Company granted a lender (who financed the acquisition described in Note 3a) 250,000 warrants to purchase common stock with an exercise price of $3.31, the fair market value of the shares at the date of the grant. The warrants expire on August 31, 2002. The Company recorded $318 of deferred interest expense with respect to the issuance of the warrants of which $116 was amortized to interest expense during 1999. The deferred interest is being amortized over the life of the loan. The Company used the Black-Scholes valuation method to estimate the fair value of the warrants.

     See Note 12 with respect to additional warrants issued simultaneously with the Debentures.

  (c) Stock Awards

     In March 1996, the Company granted 100,000 shares of common stock to its Chief Executive Officer. The shares vest over a three-year period. Deferred compensation in the aggregate amount of $587 was recorded against additional paid-in capital at the date of grant, of which $196, $196 and $46 was amortized to compensation expense during 1997, 1998 and 1999, respectively.

     In August 1998, the Company granted 155,000 shares of common stock to its Chief Executive Officer. The shares generally vest over a two-year period, except that the vesting of 20,000 of the shares may be delayed until additionally certain performance goals have been met. These performance goals have not been met since the date of grant. Deferred compensation in the aggregate amount of $436 was recorded against additional paid-in capital at the date of grant, of which $109 and $254 was amortized to compensation expense during 1998 and 1999, respectively.

  (d) Stock Repurchase Program

     In August 1998, the Company's Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock. During 1998, the Company purchased 150,630 of its own shares and at December 31, 1999 owned in the aggregate 490,262 of its own shares.

  (e) Other

     In March 1996, the Company's Board of Directors adopted a stockholder rights plan providing for the distribution of common stock purchase rights at the rate of one right for each share of the Company's common stock held by shareholders of record as of the close of business on April 1, 1996. The rights plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's shareholders. Each right initially entitles shareholders to buy one-half of a share of common stock of the Company for $15. Generally, the right will be exercisable only if a person or group acquires

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 15--SHAREHOLDERS' EQUITY--(CONTINUED) beneficial ownership of 15% of more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock.

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

NOTE 16--RELATED PARTY BALANCES AND TRANSACTIONS

     Other assets include a loan, bearing interest at an annual rate of 7%, to its Chief Executive Officer. The balance of this loan, including interest, was approximately $612 and $511, at December 31, 1998 and 1999, respectively. Such loan is repayable in installments over a period of five years. The Company paid consulting and other fees to directors of $95, $108 and $97 for the years ended December 31, 1997, 1998 and 1999, respectively which is included in selling, general and administrative expenses. Approximately $92 and $32 received from an affiliate for expense reimbursement during the years ended December 31, 1998 and 1999 was reflected as a reduction of selling, general and administrative expenses. The Company paid legal fees for services rendered and out-of-pocket disbursements to a firm in which a related party is a principal, of approximately $401, $410 and $494 for the years ended December 31, 1997, 1998 and 1999, respectively. Approximately $66 and $176, included in other current liabilities, was owed to this firm as of December 31, 1998 and 1999, respectively. The Company paid the director of operations of one of its subsidiaries, who is the son of the Company's Chief Executive Officer, approximately $98, $122 and $132 for the years ending December 31, 1997, 1998 and 1999, respectively.

NOTE 17--GAIN ON SALE OF DIVISION

     In April 1998 the Company sold certain assets and the technology related to its help desk software segment for approximately $6,595. The Company recognized a gain of approximately $5,998 before taxes in the second quarter of 1998 in connection with this transaction.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 18--INCOME TAXES

  (a) Composition

     Income taxes consist of the following:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 ------------------------
                                                                                  1997     1998     1999
                                                                                 ------    ----    ------
Current:
Federal.......................................................................   $   (4)   $--     $   --
State and local...............................................................      161     (8)        35
Foreign*......................................................................      716     52      3,745
                                                                                 ------    ----    ------
                                                                                    873     44      3,780
                                                                                 ------    ----    ------
Deferred:
Federal.......................................................................    1,853     --          5
State and local...............................................................      218     (9)        --
Foreign.......................................................................      563     --         --
                                                                                 ------    ----    ------
                                                                                  2,634     (9)         5
                                                                                 ------    ----    ------
                                                                                 $3,507    $35     $3,785
                                                                                 ------    ----    ------
                                                                                 ------    ----    ------

------------------

(*) Primarily represents a provision for Israeli income taxes related to the sale of the Company's interest in Tower.

  (b) Effective Income Tax Rates

     Set forth below is a reconciliation between the Federal tax rate and the Company's effective income tax rates:

                                                                                          YEAR ENDED
                                                                                        DECEMBER 31,
                                                                                     --------------------
                                                                                     1997    1998    1999
                                                                                     ----    ----    ----
Statutory Federal rates...........................................................     34 %    34 %    34 %
Increase (decrease) in income tax rate resulting from:
  Israeli operations--net impact of Israeli statutory rate and special deduction..     (3)     --      --
  Non-deductible expenses.........................................................     (1)    (18)     --
  State and local income taxes-net................................................      9       1       9
  Net operating loss carryforward.................................................     --      (2)      4
  Other...........................................................................     (5)     (1)     (6)
  Increase in valuation allowance.................................................    (62)    (14)    (97)
                                                                                     ----    ----    ----
Effective income tax rates........................................................    (28)%     0 %   (56)%
                                                                                     ----    ----    ----
                                                                                     ----    ----    ----

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 18--INCOME TAXES--(CONTINUED)
  (c) Analysis of Deferred Tax Assets (Liabilities)

     Deferred tax assets (liabilities) consist of the following:

                                                                AS OF DECEMBER 31,
                                                                --------------------
                                                                  1998        1999
                                                                --------    --------
Accelerated depreciation for tax purposes....................   $    (14)   $     11
Intangible asset basis differences...........................          1          59
Other temporary differences..................................         32       1,231
Net operating and capital loss carryforwards.................      9,928      10,315
Foreign tax credit carryforwards.............................        241       3,693
                                                                --------    --------
                                                                  10,188      15,309
Valuation allowance..........................................    (10,188)    (15,309)
                                                                --------    --------
Net deferred tax asset (liability)...........................   $     --    $     --
                                                                --------    --------
                                                                --------    --------

     Due to the history of losses in the Company's operations, a valuation allowance has been established against all deferred tax assets. The valuation allowance relates principally to net operating loss and capital loss carryforwards and Federal foreign tax credit carryforwards.

  (d) Summary of Tax Loss Carryforwards

     As of December 31, 1999, the Company had various tax loss carryforwards, which expire as follows:

                                                                                NET OPERATING LOSS
                                                                           -----------------------------
EXPIRATION                                                                 FEDERAL     STATE     FOREIGN
------------------------------------------------------------------------   -------    -------    -------
2001-2002...............................................................   $    --    $   710    $    --
2003-2004...............................................................        --      7,010         --
2005-2006...............................................................        --      5,133         --
2007-2009...............................................................     3,358         --         --
2011-2012...............................................................     9,880         --         --
2018-2019...............................................................     4,409         --         --
Unlimited...............................................................        --         --      7,074
                                                                           -------    -------    -------
  Total.................................................................   $17,647    $12,853    $ 7,074
                                                                           -------    -------    -------
                                                                           -------    -------    -------

  (e) Composition of Loss before Income Taxes

     Composition of loss before income taxes is as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                          ------------------------------
                                                                            1997       1998       1999
                                                                          --------    -------    -------
  Domestic.............................................................   $(11,206)   $(7,450)   $(5,534)
  Foreign..............................................................     (1,287)    (2,429)    (1,171)
                                                                          --------    -------    -------
                                                                          $(12,493)   $(9,879)   $(6,705)
                                                                          --------    -------    -------
                                                                          --------    -------    -------

NOTE 19--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

  (a) General Information

     The Company has three reportable segments in 1999: computer-consulting services, computer hardware and utility solutions. In 1998, the Company also had reportable segments with respect to its help desk software and multimedia entertainment software. The computer consulting services and systems segment provides computer software and systems consulting and development services, primarily to high-technology customers in Israel and

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 19--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION--(CONTINUED) the United States. The computer hardware segment sells and services comprehensive PC-based computer hardware/software/networking solutions. The utility solutions segment develops and markets interactive real-time communications solutions targeted for the utilities market. The help desk software segment, which provided solutions for the help desk market, was sold in 1998. The multimedia entertainment software segment, which consisted of the Company's Cybrcard multimedia entertainment products, suspended operating activity in the first quarter of 1998.

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

     The following tables represent segmented data for the years ended December 31, 1999 and 1998:

                                                           COMPUTER
                                                           CONSULTING     COMPUTER    UTILITY
                                                           SERVICES       HARDWARE    SOLUTIONS    OTHER(*)     TOTAL
                                                           -----------    --------    ---------    --------    -------
Year ended December 31, 1999:
Revenues from external customers........................     $18,784      $15,218      $ 5,061       $285      $39,348
Intersegment revenues...................................         597           40          167         --          804
Interest revenue........................................          43           --           --         --           43
Interest expense........................................         233            5            1         --          239
Depreciation and amortization...........................         416           48          516         15          995
Segment profit (loss)...................................        (832)         328       (3,297)        64       (3,737)
Equity in net income of investees.......................         (98)          --           --         --          (98)
Income tax expense......................................          60           10            1         --           71
Segment assets..........................................       5,632        5,082        6,829          6       17,549
Expenditures for segment assets.........................         286           28          954         --        1,268

------------------
(*) Represents two segments below the quantitative thresholds of FAS 131, a VAR software operation in Israel and residual operations from the Company's multimedia entertainment software segment.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 19--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION--(CONTINUED)

                                COMPUTER                                             MULTIMEDIA
                                CONSULTING    COMPUTER     UTILITY      HELP DESK    ENTERTAINMENT
                                SERVICES      HARDWARE     SOLUTIONS    SOFTWARE      SOFTWARE        OTHER(*)     TOTAL
                                ----------    ---------    ---------    ---------    -------------    --------    -------
Year ended December 31,
  1998:
Revenues from external
  customers..................    $ 18,460      $16,374      $   212      $   785        $   152         $972      $37,135
Intersegment revenues........         124           22           --           --            159           --          305
Interest revenue.............          57           --           --           --             --           --           57
Interest expense.............         235            9            2           --             --           --          246
Depreciation and
  amortization...............         458           45          359           --             20           52          934
Segment profit (loss)........       5,742        1,514       (3,428)      (1,352)          (663)        (294)       1,519
Sale of division (Note 17)...       5,998           --           --           --             --           --        5,998
Loss on note (Note 6)........         418           --           --           --             --           --          418
Equity in net income of
  investees..................        (198)          --           --           --             --           --         (198)
Income tax expense
  (benefit)..................          20          (43)          --           --             --           --          (23)
Segment assets...............       7,796        3,659        1,544           --             26           --       13,025
Expenditures for segment
  assets.....................         301           30          591           --             --           --          922

------------------

(*) Represents two operating segments below the quantitative thresholds of FAS
    131, a VAR software operation in Israel and an Internet database venture.

     Segment data for the year ended December 31, 1997 is presented in the format used in prior years and not in accordance with the provisions of FAS 131, as it would be impracticable to do so. The data for each business segment is presented in this table according to geographical location of the operating facilities. General corporate expenses are included with selling, general and administrative expenses in the statements of operations.

                                             COMPUTER SEGMENT
                              ----------------------------------------------
                                                    ADJUSTMENTS      TOTAL      SEMICONDUCTOR    CORPORATE
                                         UNITED        AND          COMPUTER     SEGMENT          UNITED
                              ISRAEL     STATES     ELIMINATIONS    SEGMENT       ISRAEL          STATES       TOTAL
                              -------    -------    ------------    --------    -------------    ---------    --------
Year ended December 31,
  1997:
Total sales................   $14,346    $25,593       $ (354)      $ 39,585       $    --        $   411     $ 39,996
Intercompany...............        --       (354)         354             --            --             --           --
                              -------    -------       ------       --------       -------        -------     --------
Net sales..................    14,346     25,239           --         39,585            --            411       39,996
Operating loss.............    (1,482)    (8,933)          --        (10,415)           --         (2,220)     (12,635)
Identifiable assets........    10,351      6,263           --         16,614        68,649          7,103       92,366
Depreciation and
  amortization.............       466        958           --          1,424            --             55        1,479
Capital expenditures.......       324        535           --            859            --              3          862

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 19--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION--(CONTINUED)
  (c) Reconciliations

     The following tables represent data for the years ended December 31, 1998 and 1999 (for 1997 data, see b. above):

                                                                                               AS OF DECEMBER 31,
                                                                                              --------------------
                                                                                                1998        1999
                                                                                              --------    --------
Revenues:
Total revenues for reportable segments.....................................................   $ 36,163    $ 39,063
Other operational segment revenues.........................................................        972         285
Revenue from management fee derived by non--operating segment (corporate headquarters).....        360         360
                                                                                              --------    --------
Total consolidated revenues................................................................   $ 37,945    $ 39,708
                                                                                              --------    --------
                                                                                              --------    --------
Profit or Loss:
Total profit (loss) for reportable segments................................................   $  1,813    $ (3,801)
Other operational segment income (loss)....................................................       (294)         64
Unallocated amounts: Net loss of corporate headquarters(*).................................    (14,463)    (12,130)
                                                                                              --------    --------
Total consolidated net loss................................................................   $(12,944)   $(15,867)
                                                                                              --------    --------
                                                                                              --------    --------
Assets:
Total assets for reportable segmets........................................................   $ 13,025    $ 17,543
Unallocated amounts: Net assets of corporate headquarters(**)..............................     34,953      30,946
                                                                                              --------    --------
Total consolidated assets..................................................................   $ 47,978    $ 48,408
                                                                                              --------    --------
                                                                                              --------    --------

------------------
 (*) Unallocated loss in 1999, includes equity losses of Tower (net of minority interest) of $5,004 and tax provisions of $3,693 with respect to the sale by the Company of its interest in Tower (see Note 2).

     Unallocated loss in 1998, includes Tower writedown of $6,103 (see Note 8b), equity in losses of Tower (net of minority interest) of $3,710, and a one--time loss accrual for bank guarantees and writeoffs related to an affiliate of $1,390 (see Note 14d).

(**) Unallocated assets includes Tower investment (net of minority interest) of $31,244 and $25,900 at December 31, 1998 and 1999, respectively (see
     Notes 8 and 2 for 1998 and 1999, respectively).

                                                                               SEGMENT                   CONSOLIDATED
                                                                               TOTALS     ADJUSTMENTS     TOTALS
                                                                               -------    -----------    ------------
OTHER SIGNIFICANT ITEMS
Year ended December 31, 1999
Depreciation and amortization...............................................   $  995       $   356         $1,351
Expenditures for assets.....................................................    1,268             8          1,276
Equity in net income of investees...........................................      (97)       (5,004)        (5,102)
Income tax expense..........................................................       71         3,714          3,785

Year ended December 31, 1998................................................
Depreciation and amortization...............................................   $  934       $   158         $1,092
Expenditures for assets.....................................................      922             7            929
Gain on sale of division....................................................    5,998            --          5,998
Equity in net income of investees...........................................     (198)       (3,710)        (3,908)

     The reconciling items are all corporate headquarters data, which are not included in the segment information. The reconciling item to adjust equity in net income of investees is the Company's share of Tower's

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 19--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION--(CONTINUED) loss. The reconciling item to adjust income tax expense is the tax expense related to the Company's sale of its interest in Tower. None of the other adjustments are significant.

(d) Geographic Information

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1997       1998       1999
                                                                -------    -------    -------
Revenues attributable to countries based on location of
  customer:
Israel.......................................................   $12,769    $14,637    $15,401
United States................................................    27,164     22,858     23,579
Far East.....................................................        --         --        708
Other........................................................        63         --         20
                                                                -------    -------    -------
                                                                $39,996    $37,495    $39,708
                                                                -------    -------    -------
                                                                -------    -------    -------

                                                                           AS OF DECEMBER 31,
                                                                           ------------------
                                                                            1998        1999
                                                                           ------      ------
Long-lived assets located in the following countries:
Israel................................................................     $1,143      $  852
United States.........................................................        595       1,001

  (e) Major Customers

      REVENUES FROM MAJOR                              CONSOLIDATED SALES
           CUSTOMERS                                 YEAR ENDED DECEMBER 31,
--------------------------------    ---------------------------------------------------------
CUSTOMER           SEGMENT               1997                 1998                 1999
---------    -------------------    ---------------     ----------------     ----------------
A........    Computer hardware      $4,617     11.5%    $ 5,930     15.8%    $    90      0.2%
B........    Computer hardware       4,273     10.7       4,470     11.9       5,651     14.2
                                    ------     ----     -------     ----     -------     ----
                                    $8,890     22.2%    $10,400     27.7%    $ 5,741     14.4%
                                    ------     ----     -------     ----     -------     ----
                                    ------     ----     -------     ----     -------     ----

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

  (b) Fair Value of Financial Instruments

     Fair values are estimated for financial instruments included in current assets and current liabilities at book value, due to the short maturity of such instruments. Fair value for long--term debt is estimated based on the current rates offered to the Company for debt with the same remaining maturities. See
Note 2 for information regarding the book and fair market value of the Company's investment in Tower. At December 31, 1999, the Debenture had a fair market value of approximately $108 in excess of its book value.

                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 20--FINANCIAL INSTRUMENTS--(CONTINUED)
  (c) Concentrations of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short--term bank deposits, marketable security investments and trade receivables. The Company's maintains its cash and cash equivalents as well as its short--term bank deposits at various major financial institutions. Management believes that the financial institutions that hold the Company's investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments. Approximately 19% of the trade accounts receivable were due from a U.S. customer that pays its trade receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the large number of entities comprising the Company's customer base.

NOTE 21--SUBSEQUENT EVENTS

     In February 2000, the Company redeemed $1,740 of the $2,000 convertible debentures for an aggregate redemption price of $2,001. The $260 balance of the convertible debentures were converted into 84,794 shares of common stock of the Company.

                                AUDITORS' REPORT

To the Shareholders of
Tower Semiconductor Ltd.

We have audited the accompanying consolidated balance sheets of Tower Semiconductor Ltd. (the "Company") and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999, in accordance with generally accepted accounting principles in Israel. As applicable to these financial statements, such accounting principles are substantially identical in all material respects to generally accepted accounting principles in the United States, except as indicated in Note 18.

                                          BRIGHTMAN ALMAGOR & CO.
                                          Certified Public Accountants

Tel Aviv, Israel
January 31, 2000

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                              AS OF DECEMBER 31,
                                                                                             --------------------
                                                                                     NOTE      1999        1998
                                                                                     ----    --------    --------
                                      ASSETS
  Current assets:
     Cash and cash equivalents....................................................           $ 10,505    $  7,320
     Short-term interest-bearing deposits.........................................     11      31,375      31,962
     Marketable debt securities...................................................      3       5,060      25,160
     Trade accounts receivable (net of allowance for doubtful accounts of $125 and
      $530, respectively).........................................................   9,14       8,306       5,249
     Other receivables............................................................      4       5,034       3,792
     Inventories..................................................................      5      13,511       9,839
     Other current assets.........................................................              1,662       1,963
                                                                                             --------    --------
       Total current assets.......................................................             75,453      85,285
                                                                                             --------    --------
  Long-term investments...........................................................      6       6,000       6,000
                                                                                             --------    --------
  Property and equipment, net.....................................................   7,11      72,683      88,429
  Other assets....................................................................              1,075         333
                                                                                             --------    --------
       Total assets...............................................................           $155,211    $180,047
                                                                                             --------    --------
                                                                                             --------    --------
                       LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Short-term debt..............................................................      8    $     95    $     21
     Trade accounts payable.......................................................             12,338      11,713
     Current portion of long-term liability in respect of customer advances.......     16         760       4,560
     Due to related parties.......................................................      9          71          42
     Other current liabilities....................................................     10       6,188       2,912
                                                                                             --------    --------
       Total current liabilities..................................................             19,452      19,248
  Long-term debt..................................................................     11      12,106      12,127
  Long-term liability in respect of customer advances.............................     16          --       1,076
  Other long-term liabilities.....................................................     12       1,532       4,271
  Commitments and contingencies...................................................     16          --          --
                                                                                             --------    --------
       Total liabilities..........................................................             33,090      36,722
                                                                                             --------    --------
                                                                                             --------    --------
  Shareholders' equity:
     Ordinary shares, NIS 1 par value--authorized 30,000,000 shares; issued
      13,263,593 and 13,241,502 shares, respectively..............................     13       4,329       4,324
     Additional paid-in capital...................................................            138,539     138,354
     Shareholder receivables and unearned compensation............................               (945)       (981)
     Retained earnings (deficit)..................................................            (10,730)      9,737
                                                                                             --------    --------
                                                                                              131,193     151,434
  Treasury stock, at cost--1,300,000 and 1,157,500 shares, respectively...........     13      (9,072)     (8,109)
                                                                                             --------    --------
       Total shareholders' equity.................................................            122,121     143,325
                                                                                             --------    --------
                                                                                             --------    --------
       Total liabilities and shareholders' equity.................................           $155,211    $180,047
                                                                                             --------    --------
                                                                                             --------    --------

                See notes to consolidated financial statements.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                         NOTE       1999        1998        1997
                                                                         -----    --------    --------    --------
Sales.................................................................   14,16    $ 69,815    $ 69,637    $125,917
Cost of sales.........................................................              77,033      76,781      89,556
                                                                                  --------    --------    --------
     Gross profit (loss)..............................................              (7,218)     (7,144)     36,361
                                                                                  --------    --------    --------

Operating costs and expenses:
  Research and development............................................      16       9,238       8,107       7,271
  Marketing, general and administrative...............................       9       8,710       8,747       8,550
  Other expenses......................................................                  --          --         400
                                                                                  --------    --------    --------
                                                                                    17,948      16,854      16,221
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------
     Operating income (loss)..........................................             (25,166)    (23,998)     20,140
Financing income, net.................................................               2,277       2,741       2,452
Gain from sale of equipment...........................................                  17          13         615
                                                                                  --------    --------    --------
     Income (loss) before income taxes (benefit)......................             (22,872)    (21,244)     23,207
Income taxes (benefit)................................................      15      (2,405)     (5,700)      4,036
                                                                                  --------    --------    --------
       Net income (loss)..............................................            $(20,467)   $(15,544)   $ 19,171
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------

Basic earnings (loss) per ordinary share:
  Earnings (loss) per share...........................................            $  (1.54)   $  (1.18)   $   1.45
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------
  Net income (loss) used to compute basic earnings (loss) per share...            $(20,219)   $(15,544)   $ 19,171
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------
  Weighted average number of ordinary shares outstanding--in
     thousands........................................................              13,156      13,137      13,235
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------

Diluted earnings per ordinary share:
  Earnings per share..................................................                                    $   1.38
                                                                                                          --------
                                                                                                          --------
  Net income used to compute diluted earnings per share...............                                    $ 19,225
                                                                                                          --------
                                                                                                          --------
  Weighted average number of ordinary shares outstanding--in
     thousands........................................................                                      13,945
                                                                                                          --------
                                                                                                          --------

                See notes to consolidated financial statements.

                            TOWER SEMICONDUCTOR LTD.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                    SHAREHOLDER
                                                                    RECEIVABLES
                                ORDINARY SHARES       ADDITIONAL       AND          RETAINED
                              --------------------     PAID-IN      UNEARNED        EARNINGS    TREASURY
                                SHARES      AMOUNT     CAPITAL      COMPENSATION    (DEFICIT)    STOCK       TOTAL
                              ----------    ------    ----------    ------------    --------    --------    --------
Balance--January 1,
  1997.....................   13,205,450    $4,314     $137,787        $ (861)      $ 19,345    $     --    $160,585
Exercise of share options..       29,910         9          290                                                  299
Cancellation of unearned
  compensation in respect
  of non-vested options,
  net......................                                 (39)           39                                     --
Amortization of unearned
  compensation.............                                                86                                     86
Expenses connected with
  issuance of employee
  share options............                                 (25)                                                 (25)
Cash dividend paid.........                                                          (13,235)                (13,235)
Net income.................                                                           19,171                  19,171
                              ----------    ------     --------        ------       --------    --------    --------
Balance--December 31,
  1997.....................   13,235,360     4,323      138,013          (736)        25,281          --     166,881
Exercise of share options..        6,142         1           50                                                   51
Cancellation of unearned
  compensation in respect
  of non-vested options,
  net......................                                 291          (291                                     --
Amortization of unearned
  compensation.............                                                46                                     46
Purchase of treasury
  stock....................                                                                       (8,109)     (8,109)
Net loss...................                                                          (15,544)                (15,544)
                              ----------    ------     --------        ------       --------    --------    --------
Balance--December 31,
  1998.....................   13,241,502     4,324      138,354          (981)         9,737      (8,109)    143,325
Exercise of share options..       22,091         5          185                                                  190
Amortization of unearned
  compensation.............                                                10                                     10
Repayment of Shareholder
  receivables..............                                                26                                     26
Purchase of treasury
  stock....................                                                                         (963)       (963)
Net loss...................                                                          (20,467)                (20,467)
                              ----------    ------     --------        ------       --------    --------    --------
Balance--December 31,
  1999.....................   13,263,593    $4,329     $138,539        $ (945)      $(10,730)   $ (9,072)   $122,121
                              ----------    ------     --------        ------       --------    --------    --------
                              ----------    ------     --------        ------       --------    --------    --------

                See notes to consolidated financial statements.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1999        1998        1997
                                                                                  --------    --------    --------
Cash flows--operating activities
  Net income (loss)............................................................   $(20,467)   $(15,544)   $ 19,171
  Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Income and expense items not involving cash flows:
       Depreciation and amortization...........................................     26,643      25,414      23,648
       Deferred income taxes (benefit).........................................     (2,405)     (5,700)      4,036
       Gain from sale of equipment.............................................        (17)        (13)       (615)
       Earnings on marketable debt securities..................................       (981)     (1,394)     (1,637)
     Changes in assets and liabilities:
       Decrease (increase) in trade accounts receivable........................     (3,057)      5,759          86
       Decrease (increase) in other receivables and other current assets.......      1,026         923      (1,156)
       Decrease (increase) in inventories......................................     (3,672)      2,593       1,857
       Increase in trade accounts payable......................................        525         276       1,923
       Increase (decrease) in due to related parties...........................         29        (165)       (207)
       Increase (decrease) in other current liabilities........................      3,182      (3,050)      1,803
       Decrease in liability in respect of customer advances, net..............     (4,876)     (3,154)     (8,824)
       Increase (decrease) in other long-term liabilities......................         33        (762)        577
                                                                                  --------    --------    --------
          Net cash provided by (used in) operating activities..................     (4,037)      5,183      40,662
Cash flows--investing activities
  Investments in property and equipment........................................    (15,297)    (20,878)    (29,390)
  Investment grants received...................................................      2,530       6,685      13,041
  Proceeds from sale of equipment..............................................         90          69         766
  Increase in other assets.....................................................     (1,075)         --          --
  Decrease (increase) in deposits..............................................        587      21,113     (25,978)
  Investments in marketable debt securities....................................    (14,467)    (35,648)    (48,836)
  Proceeds from realization of marketable debt securities......................     35,548      38,089      57,876
  Long-term investments........................................................         --      (3,750)     (2,000)
                                                                                  --------    --------    --------
          Net cash provided by (used in) investing activities..................      7,916       5,680     (34,521)
Cash flows--financing activities
  Proceeds from exercise of share options......................................        190          51         299
  Share option plan and share issuance expenses................................         --          --         (25)
  Increase (decrease) in short-term debt.......................................         74        (294)         86
  Increase (decrease) in long-term debt........................................        (21)         17          67
  Purchase of treasury stock...................................................       (963)     (8,109)         --
  Repayment of Shareholder receivables.........................................         26          --          --
  Cash dividend paid...........................................................         --          --     (13,235)
                                                                                  --------    --------    --------
          Net cash used in financing activities................................       (694)     (8,335)    (12,808)
                                                                                  --------    --------    --------
       Increase (decrease) in cash and cash equivalents........................      3,185       2,528      (6,667)
Cash and cash equivalents--beginning of year...................................      7,320       4,792      11,459
                                                                                  --------    --------    --------
       Cash and cash equivalents--end of year..................................   $ 10,505    $  7,320    $  4,792
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest.......................................   $    669    $    730    $    748
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------
  Cash paid during the year for income taxes...................................   $     73    $    371    $  1,578
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------

                See notes to consolidated financial statements.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--DESCRIPTION OF BUSINESS AND GENERAL

  A. Description of Business

     Tower Semiconductor Ltd. (the "Company"), incorporated in Israel, commenced operations in March 1993. The Company is an independent "foundry" manufacturer of semiconductor integrated circuits on silicon wafers. As a foundry, the Company manufactures wafers using its advanced production capabilities and the proprietary integrated circuit designs of its customers. In addition, the Company also offers certain integrated circuit design services.

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

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  E. Inventories

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

Land and buildings under capital lease..........................................  14-25 years
Machinery and equipment.........................................................      5 years
Transportation vehicles.........................................................      7 years

     In accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets to Be Disposed Of" management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, based on estimated future cash flows.

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

     Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Deferred tax liabilities are recognized for temporary differences that will result in deductible amounts in future years. Deferred tax assets are recognized for temporary differences which will result in deductible amounts in future years and for carryforwards. A valuation allowance against such deferred tax asset is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  K. Earnings (Loss) per Ordinary Share

     Basic earnings (loss) per ordinary share are calculated based on the weighted average number of ordinary shares outstanding for each period presented (including retroactive effect for the beginning of each period of shares issued upon exercise of share options during such period) and give effect to shares issuable from options whose exercise is probable based on specific calculations. Diluted earnings (loss) per share include the effects of all outstanding options which have a dilutive effect on earnings (loss) per share. See Note 18 for disclosure of earnings (loss) per share data in accordance with U.S. GAAP.

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

  M. Functional Currency and Transaction Gains and Losses

     The currency of the primary economic environment in which the Company conducts its operations is the U.S. dollar ("dollar"). Accordingly, the Company uses the dollar as its functional and reporting currency. Financing income, net, reflects net foreign currency transaction losses, which amounted to $39, $523 and $384 in 1999, 1998 and 1997, respectively.

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

     See Note 13B(5) for pro forma disclosures required by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

  O. New Accounting Pronouncements--Derivative Instruments

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for fiscal years beginning after June 2000, requires, among other provisions, that a company disclose all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company has not yet assessed the ramifications of SFAS 133 on the Company's future results of operations or financial position.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  P. Reclassifications

     Certain amounts in prior years' financial statements have been reclassified in order to conform to the 1999 presentation.

NOTE 3--MARKETABLE DEBT SECURITIES

     Marketable debt securities as of December 31, 1999 and 1998 consist of United States government agencies notes in the amount of $5,060 and $25,160, respectively. Marketable debt securities as of December 31, 1999 bear yield to maturity of 4.88% and mature in April 2000. The market value of the notes as of December 31, 1999 and 1998 was approximately equal to their book value.

NOTE 4--OTHER RECEIVABLES

     Other receivables consist of the following:

                                                                                     AS OF DECEMBER 31,
                                                                                     ------------------
                                                                                      1999        1998
                                                                                     ------      ------
Investment grants receivable......................................................   $3,667      $1,793
Government agencies...............................................................    1,367       1,999
                                                                                     ------      ------
                                                                                     $5,034      $3,792
                                                                                     ------      ------
                                                                                     ------      ------

NOTE 5--INVENTORIES

     Inventories consist of the following(1):

                                                                                   AS OF DECEMBER 31,
                                                                                   -------------------
                                                                                    1999         1998
                                                                                   -------      ------
Raw materials...................................................................   $ 3,863      $2,928
Spare parts and supplies........................................................     3,152       3,627
Work in process.................................................................     6,180       2,651
Finished goods..................................................................       316         633
                                                                                   -------      ------
                                                                                   $13,511      $9,839
                                                                                   -------      ------
                                                                                   -------      ------

------------------
(1) Net of write-downs to net realizable value of $510 and $610 as of December 31, 1999 and 1998, respectively.

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

          As of December 31, 1999 and 1998, the Company had invested an aggregate of $4,250, in Saifun in exchange for 14.6% of Saifun's equity (on a diluted basis--13.4%). In addition, pursuant to the agreement,

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6--LONG-TERM INVESTMENTS--(CONTINUED) the Company is obligated to invest another $750 upon the achievement of specific development milestones with regard to such technology.

          B. As of December 31, 1999 and 1998, the Company had invested $1,500 in shares of Virage Logic Corporation ("Virage") for 7.3% and 8.4%, respectively, of that company's share capital (on a diluted basis--5.7% and 8.1%, respectively). Virage specializes in the development of intellectual property for advanced memories. In June 1998, the Company and Virage signed an agreement for the development and supply of certain design tools based on the Company's technologies.

NOTE 7--PROPERTY AND EQUIPMENT, NET

  A. Composition

                                                                                  AS OF DECEMBER 31,
                                                                                ----------------------
                                                                                  1999          1998
                                                                                --------      --------
Cost(1):
  Land and buildings under capital lease.....................................   $ 31,539      $ 30,134
  Machinery and equipment....................................................    141,383       132,324
  Transportation vehicles....................................................      2,610         2,414
                                                                                --------      --------
                                                                                 175,532       164,872
                                                                                --------      --------
Accumulated depreciation and amortization:
  Land and buildings under capital lease.....................................      7,730         5,968
  Machinery and equipment....................................................     94,001        69,638
  Transportation vehicles....................................................      1,118           837
                                                                                --------      --------
                                                                                 102,849        76,443
                                                                                --------      --------
                                                                                $ 72,683      $ 88,429
                                                                                --------      --------
                                                                                --------      --------

------------------
(1) As of December 31, 1999, the cost of buildings, machinery and equipment is reflected net of investment grants of $82,107 (as of December 31, 1998--$77,670).

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

     In January 1996, an investment program ("existing program") for expansion of the Company's plant in the aggregate amount (as amended in December 1999) of $232,430 was approved by the Investment Center. The approval certificate provides for a benefit track entitling the Company to investment grants at a rate of 34% of the investments included in such certificate. The Company invested approximately $133,463 through December 31, 1999 under the existing program. Pursuant to the approval, as amended, the investments in respect of the existing program are required to be completed by December 31, 2000. Due to the Company's estimation that its investments will not reach the aggregate approved amount by such date, the Company intends to apply to the Investment Center for extension of the period for completing the investments in respect of the existing program.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7--PROPERTY AND EQUIPMENT, NET--(CONTINUED)
     Receipt of the above grants is subject to various conditions. In the event the Company fails to comply with such conditions, the Company may be required to repay all or a portion of the grants received plus interest and certain inflation adjustments. In order to assure fulfillment of the conditions related to the receipt of investment grants, floating liens were registered in favor of the State of Israel on substantially all assets of the Company. In management's opinion, the Company has been substantially in compliance with the conditions through December 31, 1999.

NOTE 8--SHORT-TERM DEBT

     The Company has received a letter of intent from one of its banks, pursuant to which such bank stated its intention to make available to the Company during 2000, short-term credit of up to $30,000 at terms to be agreed upon prior to drawdown.

NOTE 9--RELATED PARTIES BALANCES AND TRANSACTIONS

  A. Balances

                                                                            AS OF DECEMBER
                                                                                 31,
                                                                           ----------------
                                                                           1999       1998
                                                                           -----      -----
Trade accounts receivable...............................................              $ 174
                                                                                      -----
                                                                                      -----
Accounts payable........................................................   $  62      $  42
                                                                           -----      -----
                                                                           -----      -----

  B. Transactions

                                                                                AS OF DECEMBER 31,
                                                                             ------------------------
                                                                             1999      1998      1997
                                                                             ----      ----      ----
Purchases of raw materials................................................                       $ 55
                                                                                                 ----
                                                                                                 ----
Management fees...........................................................   $480      $480      $480
                                                                             ----      ----      ----
                                                                             ----      ----      ----
Purchases of fixed assets.................................................             $531      $962
                                                                                       ----      ----
                                                                                       ----      ----
Services provided, net....................................................             $ 20      $361
                                                                                       ----      ----
                                                                                       ----      ----
Expense reimbursements....................................................   $ 89      $256
                                                                             ----      ----
                                                                             ----      ----
Participation in third party funds........................................   $190      $ 94
                                                                             ----      ----
                                                                             ----      ----

NOTE 10--OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following:

                                                                                     AS OF DECEMBER 31,
                                                                                     ------------------
                                                                                      1999        1998
                                                                                     ------      ------
Accrued salaries..................................................................   $1,560      $1,391
Vacation accrual..................................................................    1,615       1,216
Government agency.................................................................    1,908          --
Other.............................................................................    1,105         305
                                                                                     ------      ------
                                                                                     $6,188      $2,912
                                                                                     ------      ------
                                                                                     ------      ------

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11--LONG-TERM DEBT

     In connection with the formation of the Company, the Company assumed certain long-term bank loans in the aggregate amount of $12,064. The Company was obligated to repay the principal of these loans in 12 equal quarterly payments commencing in May 2000. In January 2000, the Company's banks agreed to extend such commencing date to January 2002. The loans bear interest at 0.3% over the rate that the Company earns on deposits maintained by the Company at its banks; any portion of the loans not covered by such deposits will bear annual interest at the three-month Libor rate plus up to 1.25%.

     The agreements with the Company's banks restrict the Company's ability to place liens on its assets (other than to the State of Israel in respect of investment grants) without the prior consent of the banks. Furthermore the agreements contain certain restrictive financial covenants. As of December 31, 1999, the Company was in full compliance with such covenants.

NOTE 12--OTHER LONG-TERM LIABILITIES

  A. Composition

                                                                                                AS OF DECEMBER 31,
                                                                                                ------------------
                                                                                                 1999       1998
                                                                                                -------    -------
Net liability for employee termination benefits (see B below):
  Gross obligation...........................................................................   $ 8,152    $ 6,929
  Amounts funded through deposits to severance pay funds and purchase of insurance
     policies................................................................................    (7,088)    (6,238)
                                                                                                -------    -------
                                                                                                  1,064        691
Deferred income taxes (see Note 15B).........................................................        --      2,679
Other........................................................................................       468        901
                                                                                                -------    -------
                                                                                                $ 1,532    $ 4,271
                                                                                                -------    -------
                                                                                                -------    -------

  B. Employee Termination Benefits

     Israeli law and labor agreements determine the obligations of the Company to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The liability for severance pay benefits, as determined by Israeli Law, is based upon length of service and the employee's most recent monthly salary. This liability is primarily covered by regular deposits made by the Company into recognized severance and pension funds and by insurance policies purchased by the Company. The amounts so funded are not reflected on the balance sheets, since they are controlled by the fund trustees and insurance companies and are not under the control and management of the Company.

     Expenses relating to employee termination benefits were approximately $2,139, $1,266 and $1,674 for 1999, 1998 and 1997, respectively.

NOTE 13--SHAREHOLDERS' EQUITY

  A. Share Purchase Plan

     In December 1993, the Company sold 234,497 ordinary shares to key senior management employees pursuant to a share purchase plan for an aggregate purchase price of $678, of which, after 9,000 ordinary shares were sold during 1999, 225,497 shares were outstanding as of December 31, 1999. Loans extended by the Company financed approximately 99% of the aggregate purchase price required to be paid by the employees. Such loans are denominated in new Israeli shekels ("NIS"), linked to the Israeli Consumer Price Index and bear

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13--SHAREHOLDERS' EQUITY--(CONTINUED) annual interest of 2%. All shares under the plan are fully vested. The ordinary shares are subject to certain restrictions on sale or transfer. The employee's obligation to repay loans received to finance the purchase of the ordinary shares is secured by such shares and is repayable upon the sale of the ordinary shares in accordance with a formula set forth in the share purchase plan.

  B. Share Option Plans

     (1) The Company maintains seven share option plans as follows:

          (a) 1994 Share Option Plan and 1995 Share Option Plan--These plans provide for the grant of options to employees (including senior management) to purchase ordinary shares at exercise prices which may not be less than 85% of the market value of the ordinary shares at the date of grant. In addition, pursuant to the plans, the options granted may not be exercisable beyond ten years from the first grant date under each plan.

          Options granted to date become vested over a four-year period according to various vesting schedules. In July 1996, the exercise price of vested options granted under the 1994 plan was reduced from primarily $17 per share to $13 per share, while the exercise price of non-vested options granted at such date was reduced from primarily $17 per share to $9.125 per share (the market value of the shares at such time). The exercise price of all options granted under the 1994 plan and 1995 plan after July 1996 has been the market value of the shares on the date of grant.

          (b) 1998 Share Option Plan--In May 1998, the Board of Directors of the Company approved a stock option plan for the grant of options to certain Company employees. In November 1998, approximately half of the options was exchanged for new options (see (d) below). All options under this plan were granted at an exercise price equal to the market price of the Company's shares at the date of grant. Options granted under this plan are exercisable over a ten-year period from the date of grant, subject to certain time and performance vesting criteria.

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

          (c) Options Granted to the Co-CEOs During 1998--In October 1998, the Board of Directors of the Company approved a stock option plan pursuant to which each of the Company's two Co-Chief Executive Officers was granted the right to purchase up to 300,000 ordinary shares of the Company at an exercise price of $7.00, the market price of the Company's shares on the date of grant. The options vest at the end of seven years from the date of grant and may be exercised for a period of five years from the date they become exercisable. The options provide for accelerated vesting at certain milestones based primarily on the market price of the Company's shares reaching a level, as amended by the Board of Directors of the Company in August 1999, ranging from $15-$20 per share.

          (d) Options Granted to Senior Employees During 1998--In November 1998, in the framework of the exchange of options mentioned in paragraph
     (b) above, new options were granted to senior employees. Such options were granted at an exercise price equal to the market price of the Company's shares at the date of grant. Options granted under this plan vest after six years with accelerated vesting if certain performance criteria are met. The options are exercisable for five years following the vesting date.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13--SHAREHOLDERS' EQUITY--(CONTINUED)
          (e) Options Granted to Senior Employees During 1999--In February 1999, the Board of Directors of the Company approved a new stock option plan for the grant of options to certain senior employees of the Company. Substantially all options under the plan were granted at an exercise price of $7.06, the market price of the Company's shares at the date of grant. The options vest at the end of five years from the date of grant and may be exercised for a period of five years from the date they become exercisable. The options provide for accelerated vesting at certain milestones based primarily on the market price of the Company's shares reaching a level, as amended by the Board of Directors of the Company in October 1999, ranging from $15-$20 per share.

          (f) Options Granted to New and Key Employees During 1999--In February 1999, the Board of Directors of the Company approved a new stock option plan for the grant of options to new and key employees of the Company at an exercise price which may not be less than 85% of the market value of the ordinary shares at the date of grant. In addition, pursuant to the plan, the options granted may not be exercisable beyond ten years from the date of grant. Options under this plan, of which 87,000 options (35%) have been granted to date, become vested over a four-year period according to various vesting schedules.

     (2) A summary of the status of the Company's share option plans as of December 31, 1999, 1998 and 1997, as well as changes during each of the years then ended, is presented below:

                                                              1999             1998                  1997
                                                ------------------------------------------- -------------------- -------------------
                                                            WEIGHTED               WEIGHTED              WEIGHTED
                                                 NUMBER     AVERAGE    NUMBER OF   AVERAGE     NUMBER    AVERAGE
                                                OF SHARE    EXERCISE     SHARE     EXERCISE   OF SHARE   EXERCISE
                                                 OPTIONS     PRICE      OPTIONS     PRICE     OPTIONS     PRICE
                                                ---------   --------   ---------   --------   --------   --------
  Outstanding as of beginning of year.........  1,781,783    $ 8.25      769,567    $ 9.45     729,656    $ 9.10
  Granted.....................................    247,000      7.78    1,089,659      7.56     104,340     11.84
  Exercised...................................    (22,091)     8.80       (6,142)     8.33     (29,910)    10.00
  Terminated..................................         --                     --                    --
  Forfeited...................................   (111,919)     9.42      (71,301)     9.90     (34,519)     8.60
                                                ---------              ---------              --------
  Outstanding as of end of year...............  1,894,773      8.08    1,781,783      8.25     769,567      9.45
                                                ---------              ---------              --------
                                                ---------              ---------              --------
  Options exercisable as of end of year.......    486,911      9.22      360,046      9.42     199,107      9.72
                                                ---------              ---------              --------
                                                ---------              ---------              --------

     (3) The following table summarizes information about share options outstanding as of December 31, 1999:

                                     OUTSTANDING AS OF                                                EXERCISABLE AS OF
                                     DECEMBER 31, 1999                                                DECEMBER 31, 1999
--------------------------------------------------------------------------------------------    -----------------------------
                                                          WEIGHTED AVERAGE
                RANGE OF                                   REMAINING           WEIGHTED                         WEIGHTED
                EXERCISE
                 PRICES                      NUMBER       CONTRACTURAL         AVERAGE           NUMBER         AVERAGE
                                           OUTSTANDING       LIFE             EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
----------------------------------------   -----------    ----------------    --------------    -----------    --------------
                                                             (IN YEARS)
$ 7.00- 7.50............................      802,000           10.15             $ 7.04           13,250          $ 7.32
  8.00- 8.75............................      808,728            8.08               8.41          284,166            8.75
  9.13- 9.81............................      199,552            6.71               9.34          136,052            9.17
 10.25-11.25............................       33,000            8.36              10.37           11,250           10.33
 12.00-13.82............................       51,493            5.84              12.80           42,193           12.88
                                            ---------                                             -------
                                            1,894,773                                             486,911
                                            ---------                                             -------
                                            ---------                                             -------

     (4) The weighted average grant-date fair value of the 247,000, 1,089,659 and 104,340 options granted during 1999, 1998 and 1997 amounted to $4.42, $4.14 and $7.56 per option, respectively. The Company utilized

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13--SHAREHOLDERS' EQUITY--(CONTINUED) the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the years 1999, 1998 and 1997 (all in weighted averages):

                                                               1999         1998         1997
                                                             ---------    ---------    ---------
Risk-free interest rate...................................       5.50%        5.50%        5.50%
Expected life of options..................................   4.4 years    7.3 years    4.5 years
Expected annual volatility................................         65%          44%          79%
Expected dividend yield...................................        None         None         None

     (5) Had compensation cost for the Company's share option plans been determined based on fair value at the grant dates for awards made in 1999, 1998 and 1997 in accordance with SFAS 123, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

Pro forma net income (loss)...............................   $ (21,434)   $ (16,104)   $  17,860
                                                             ---------    ---------    ---------
                                                             ---------    ---------    ---------
Pro forma basic earnings (loss) per share.................   $   (1.63)   $   (1.23)   $    1.35
                                                             ---------    ---------    ---------
                                                             ---------    ---------    ---------
Pro forma diluted earnings per share......................                             $    1.28
                                                                                       ---------
                                                                                       ---------

  C. Description of Ordinary Shares

     As of December 31, 1999 and 1998, the Company had 30,000,000 authorized par value NIS 1 ordinary shares, of which 13,263,593 and 13,241,502, respectively, were issued. Holders of ordinary shares are entitled to participate equally in the payment of cash dividends and bonus share (stock dividend) distributions and, in the event of the liquidation of the Company, in the distribution of assets after satisfaction of liabilities to creditors. Each ordinary share is entitled to one vote on all matters to be voted on by shareholders.

  D. Treasury Stock

     During 1998, the Board of Directors of the Company authorized, subject to certain conditions, the purchase of up to 1,400,000 ordinary shares to facilitate the exercise of employee stock options under the Company's share option plans. During 1999 and 1998, the Company funded the purchase by a trustee of 142,500 and 1,157,500, respectively, of the Company's ordinary shares.

NOTE 14--INFORMATION ON GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

  A. Sales by Geographic Area (as percentage of total sales)

                                                                                                YEAR ENDED DECEMBER
                                                                                                31,
                                                                                                1999    1998    1997
                                                                                                ----    ----    ----
  United States..............................................................................    97%     88%      38%
  Far East--primarily Singapore..............................................................    --      10       61
  Other......................................................................................     3       2        1
                                                                                                ----    ----    ----
     Total...................................................................................   100%    100%     100%
                                                                                                ----    ----    ----
                                                                                                ----    ----    ----

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14--INFORMATION ON GEOGRAPHIC AREAS AND MAJOR CUSTOMERS--(CONTINUED)
  B. Long-Lived Assets by Geographic Area

     Substantially all of the Company's long-lived assets are located in Israel.

  C. Major Customers (as percentage of total sales)

                                                                            YEAR ENDED DECEMBER
                                                                                    31,
                                                                            --------------------
                                                                            1999    1998    1997
                                                                            ----    ----    ----
Customer A...............................................................    39%     47%     70%
Customer B...............................................................    33      27      15
Customer C...............................................................     8       1      --
Customer D...............................................................     8       1      --
Customer E...............................................................     3       9       7

     As of December 31, 1999 and 1998, the above major customers constituted most of the trade accounts receivable reflected on the balance sheet (see also
Note 17E).

NOTE 15--INCOME TAXES

  A. Approved Enterprise Status

     Virtually all of the Company's facilities have been granted approved enterprise status, as provided by the Israeli Law for the Encouragement of Capital Investments--1959 ("Investments Law") (see Note 7B).

     The tax benefits derived from approved enterprise status relate only to taxable income attributable to approved enterprise investments. Pursuant to the Investments Law and the approval certificates for the Company's approved enterprise programs, the Company's income attributable to its various approved enterprise investments is currently taxed at a rate of 20% through periods ending between 2002 and 2009, depending on the specific approval certificate and the Israeli residents share holders. The portion of the Company's taxable income that is not attributable to approved enterprise investments is subject to regular "Company Tax" at the rate of 36%.

     The tax benefits are also conditioned upon fulfillment of the requirements stipulated by the Investments Law and the regulations promulgated thereunder, as well as the criteria set forth in the certificates of approval. In the event of a failure by the Company to comply with these conditions, the tax benefits could be canceled, in whole or in part, and the Company would be required to refund the amount of the canceled benefits, plus interest and certain inflation adjustments. In management's opinion, the Company has been substantially in compliance with the conditions through December 31, 1999 (see Note 7B).

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15--INCOME TAXES--(CONTINUED)
  B. Components of Deferred Tax Asset/Liability

     The following is a summary of the components of the deferred tax benefit and liability reflected on the balance sheets:

                                                                          AS OF DECEMBER 31,
                                                                          -------------------
                                                                           1999        1998
                                                                          -------    --------
Deferred tax benefit--current:
  Accrued vacation pay.................................................   $   323    $    241
  Other................................................................        55          33
                                                                          -------    --------
                                                                              378         274
  Valuation allowance..................................................      (378)         --
                                                                          -------    --------
     Total current deferred tax benefit................................   $    --    $    274
                                                                          -------    --------
                                                                          -------    --------
Net deferred tax liability--long-term:
Deferred tax asset--long-term:
  Net operating loss carryforward......................................   $11,600    $  7,588
  Research and development.............................................     1,622       1,566
  Liability for employee rights upon severance.........................       213         138
  Unearned compensation................................................        69          77
                                                                          -------    --------
                                                                           13,504       9,369
  Valuation allowance..................................................    (3,840)         --
                                                                          -------    --------
                                                                            9,664       9,369
Deferred tax liability--long-term:
  Depreciation.........................................................    (9,664)    (12,048)
                                                                          -------    --------
     Total net long-term deferred tax liability........................   $    --    $ (2,679)
                                                                          -------    --------
                                                                          -------    --------

  C. Effective Income Tax Rates

     The reconciliation of the statutory tax rate to the Company's effective tax rate is as follows:

                                                                                                YEAR ENDED DECEMBER
                                                                                                        31,
                                                                                                --------------------
                                                                                                1999    1998    1997
                                                                                                ----    ----    ----
Israeli statutory rate.......................................................................   (36)%   (36)%     36%
Reduced tax rate for approved enterprise.....................................................     16      16    (16)
Tax benefits for which deferred taxes were not recorded......................................     18      --      --
Permanent differences and other, net(1)......................................................    (9)     (7)     (3)
                                                                                                ----    ----    ----
                                                                                                (11)%   (27)%     17%
                                                                                                ----    ----    ----
                                                                                                ----    ----    ----

------------------

(1) Primarily includes special depreciation deduction in connection with the location of the Company's plant.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15--INCOME TAXES--(CONTINUED)
  D. Net Operating Loss Carryforward

     The Company has net operating loss carryforwards for tax purposes of approximately $58,000 as of December 31, 1999, which may be carried forward for an unlimited period of time.

  E. Final Tax Assessments

     (1) The Company has not received final tax assessments from the income tax authorities since its incorporation.

     (2) During the second quarter of 1999, the Company's tax returns for the years 1993-1997 were audited by the Israeli Income Tax Authorities ("Authorities"), resulting in revised assessments made by the Authorities. Based upon advice of its counsel and tax advisers, the Company appealed all substantial assessments resulting from the audit. The Company estimates that its maximum exposure to additional tax, in the event that its appeal is unsuccessful, is expected to be approximately $3,000.

NOTE 16--COMMITMENTS AND CONTINGENCIES

  A. Legal Proceedings

     (1) Between June and September 1996, several suits were filed in the United States on behalf of a purported class of the Company's shareholders against the Company, its Co-Chief Executive Officers, its Chairman of the Board of Directors and the Company's indirect principal shareholder. The suits alleged that the defendants made misstatements and omissions in violation of certain U.S. Federal securities laws.

     Although the Company believes that it had meritorious defenses against the action, in January 1999, the Company entered into an agreement settling the action. The settlement, which was approved by the Court in June 1999, provides for a cash settlement of $16,275, all of which was covered by insurance policies covering the Company and the other defendants.

     (2) The Company has been separately approached by two parties alleging that the Company is infringing on certain semiconductor production patents owned by such parties and requesting that the Company enter into negotiations for a license of the use of the technology covered by such patents.

     The Company has successfully obtained, without royalty or other payments, a license to use such technology from one of the parties and is engaged in discussions with the other party to determine the merits of its claims. The Company is unable to determine at this time with any certainty the ultimate outcome of these discussions or the possible effect, if any, of this matter on the Company's financial condition, operating results and business.

  B. Leases

     The Company's offices and engineering and manufacturing operations are located in a building complex situated in an industrial park in Migdal Haemek, Israel. These premises are currently occupied under a long-term lease from the Israel Lands Authority, which expires in 2032. The Company has no obligation for lease payments related to this lease through the year 2032.

     The Company occupies certain other premises under various operating leases. The obligations under such leases were not material as of December 31, 1999.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16--COMMITMENTS AND CONTINGENCIES--(CONTINUED)
  C. Purchase Agreements

     (1) The Company from time to time enters into long-term purchase agreements with customers. Pursuant to such agreements, the Company is committed to sell, and the customer is committed to purchase (subject to reductions in certain circumstances), a specific monthly output derived from the start of processing of silicon wafers at prices which are stipulated in the agreements and are subject to periodic re-negotiations. From commencement of the Company's operations through December 31, 1999, a substantial portion of the Company's production has been sold under such agreements.

     (2) Pursuant to an agreement, as amended from time to time, signed with a major customer, during 1995 and 1996 the customer provided the Company with an advance payment in the amount of $28,875. The advance bears interest at the three-month Libor rate. Such agreement sets out a mechanism for offsetting the aforementioned advance payment against wafer purchases through February 2000, and for repaying the customer a portion of the advance payment still outstanding at that time. The Company believes that it will not have to repay any portion of such advance payment.

     (3) Pursuant to a certain purchase agreement with a customer, the Company is entitled to receive warrants to purchase share capital of the customer under conditions stipulated in the agreement.

  D. Profit Sharing Plan

     The Company maintains an employee profit sharing plan. Under the terms of this plan (i) 7.5% of the Company's profit before taxes, as defined ("PBT"), each year is to be divided among all employees of the Company, including senior management (the allocation of which is based on salary and a yearly performance score for each employee); and (ii) 2.5% of PBT each year is to be divided among key senior management employees. The profit sharing award with respect to each year is paid in two installments in the following year. The Company's expenses pursuant to the profit sharing plan were $2,312 for 1997.

  E. Other Principal Agreements

     The Company, from time to time in the normal course of business, enters into long-term agreements with various entities for the joint development of products and processes utilizing technologies owned by both the other entities and the Company. Certain of such agreements contain commitments by the Company and/or the other entities to purchase specific quantities of the products developed.

  F. Other Commitments

     Receipt of certain research and development grants from the Government of Israel is subject to various conditions. In the event the Company fails to comply with such conditions, the Company may be required to repay all or a portion of the grants received. In management's opinion, the Company has been in full compliance with the conditions through December 31, 1999.

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

     In accordance with Statements No. 105, 107 and 119 of the FASB, the Company makes certain disclosures with regard to financial instruments, including derivatives. These disclosures include, among other matters, the

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 17--FINANCIAL INSTRUMENTS--(CONTINUED) nature and terms of derivative transactions, information about significant concentrations of credit risk, and the fair value of financial assets and liabilities.

  A. Foreign Exchange Agreements

     The Company, from time to time, enters into foreign exchange agreements to hedge exposure to equipment purchase commitments and other firm commitments. These transactions qualify for hedge accounting in accordance with GAAP and, accordingly, the results of such transactions are recorded concurrently with the realization of the related items (i.e., receipt of the equipment and payment of the related liability). The Company does not hold or issue derivative financial instruments for trading purposes.

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

  C. Presentation of Foreign Exchange Transactions in the Financial Statements

     The Company had no foreign exchange agreements outstanding as of December 31, 1999. The aggregate contract amount of foreign exchange agreements outstanding as of December 31, 1998 was $6,000.

     Gains recognized on foreign exchange agreements amounted to $375 and $238 in 1999 and 1998, respectively, which were reflected primarily in cost of sales. The results of foreign exchange agreements for 1997 were not material.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 17--FINANCIAL INSTRUMENTS--(CONTINUED)
  D. Fair Value of Financial Instruments

     The estimated fair values of the Company's financial instruments did not materially differ from their respective carrying amounts as of December 31, 1999 and 1998.

  E. Concentrations of Credit Risk

     Most of the Company's trade accounts receivable ($5,693 as of December 31, 1999) were due from the Company's two major customers, both of whom are large multinational companies (see Note 14C).

NOTE 18--MATERIAL DIFFERENCES BETWEEN ISRAEL AND U.S. GAAP

     With regard to the Company's financial statements, the primary material difference between GAAP in Israel and in the U.S. relates to the presentation of earnings (loss) per share data in 1999, 1998 and 1997. Set forth below is the Company's earnings (loss) per share data in accordance with U.S. GAAP (SFAS
128):

                                                                      YEAR ENDED DECEMBER 31,
                                                                     --------------------------
                                                                      1999      1998      1997
                                                                     ------    ------    ------
Basic earnings (loss) per share...................................   $(1.71)   $(1.20)   $ 1.45
                                                                     ------    ------    ------
                                                                     ------    ------    ------
Diluted earnings (loss) per share.................................   $(1.71)   $(1.20)   $ 1.43
                                                                     ------    ------    ------
                                                                     ------    ------    ------

     The following tables provide a reconciliation of the numerators and denominators of the basic and diluted per share computations for 1999, 1998 and 1997 in accordance with U.S. GAAP:

  Reconciliation for 1999:

                                                                         YEAR ENDED DECEMBER 31, 1999
                                                                   -----------------------------------------
                                                                      LOSS          SHARES         PER-SHARE
                                                                   (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                   -----------    -------------    ---------
                                                                                       (IN
                                                                                   THOUSANDS)
Basic loss per share:
Loss available to ordinary shareholders.........................    $ (20,467)        11,977        $ (1.71)
                                                                    ---------        -------        -------
                                                                    ---------        -------        -------
Effect of dilutive securities:
Options.........................................................           --             --             --
                                                                    ---------        -------        -------
Diluted loss per share:
Loss available to ordinary shareholders after assumed
  conversions...................................................    $ (20,467)        11,977        $ (1.71)
                                                                    ---------        -------        -------
                                                                    ---------        -------        -------

     Options to purchase 1,894,773 ordinary shares at an average exercise price of $8.08 per share were outstanding during 1999 but were not included in the computation of diluted loss per share because their effect was anti-dilutive. The options, which as of December 31, 1999 expire between April 2005 and December 2009 (weighted average remaining contractual life of 8.76 years), were still outstanding as of such date.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 18--MATERIAL DIFFERENCES BETWEEN ISRAEL AND U.S. GAAP--(CONTINUED) Reconciliation for 1998:

                                                                         YEAR ENDED DECEMBER 31, 1998
                                                                   -----------------------------------------
                                                                      LOSS          SHARES         PER-SHARE
                                                                   (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                   -----------    -------------    ---------
                                                                                       (IN
                                                                                   THOUSANDS)
Basic loss per share:
Loss available to ordinary shareholders.........................    $ (15,544)        12,913        $ (1.20)
                                                                    ---------        -------        -------
                                                                    ---------        -------        -------
Effect of dilutive securities:
Options.........................................................           --             --
                                                                    ---------        -------
Diluted loss per share:
Loss available to ordinary shareholders after assumed
  conversions...................................................    $ (15,544)        12,913        $ (1.20)
                                                                    ---------        -------        -------
                                                                    ---------        -------        -------

     Options to purchase 1,781,783 ordinary shares at an average exercise price of $8.25 per share were outstanding during 1998 but were not included in the computation of diluted loss per share because their effect was anti-dilutive. The options, which as of December 31, 1998 expire between April 2005 and July 2010 (weighted average remaining contractual life of 9.57 years), were still outstanding as of such date.

  Reconciliation for 1997:

                                                                         YEAR ENDED DECEMBER 31, 1997
                                                                   -----------------------------------------
                                                                      LOSS          SHARES         PER-SHARE
                                                                   (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                   -----------    -------------    ---------
                                                                                       (IN
                                                                                   THOUSANDS)
Basic earnings per share:
Income available to ordinary shareholders.......................    $  19,171         13,217        $  1.45
                                                                    ---------        -------        -------
                                                                    ---------        -------        -------
Effect of dilutive securities:
Options.........................................................           --            235
                                                                    ---------        -------
Diluted earnings per share:
Income available to ordinary shareholders after assumed
  conversions...................................................    $  19,171         13,452        $  1.43
                                                                    ---------        -------        -------
                                                                    ---------        -------        -------

     Options to purchase 45,000 ordinary shares at an average exercise price of $11.90 share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the ordinary shares. The options, which as of December 31, 1997 expire in November 2007, were still outstanding as of such date.

                   TOWER SEMICONDUCTOR LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 18--MATERIAL DIFFERENCES BETWEEN ISRAEL AND U.S. GAAP--(CONTINUED) Implementation of SFAS 123:

     Had compensation cost for the Company's share option plans been determined based on fair value at the grant dates for awards made in 1999, 1998 and 1997 in accordance with SFAS 123, the Company's pro forma net income (loss) and earnings
(loss) per share would have been as follows (for further information with regard to the Company's share option plans and the assumptions for utilizing the Black-Scholes pricing model, see Note 13B):

                                                                          1999        1998        1997
                                                                        --------    --------    --------
Pro forma net income (loss)..........................................   $(21,434)   $(16,104)   $ 17,860
                                                                        --------    --------    --------
                                                                        --------    --------    --------
Pro forma basic earnings (loss) per share............................   $  (1.79)   $  (1.25)   $   1.35
                                                                        --------    --------    --------
                                                                        --------    --------    --------
Pro forma diluted earnings (loss) per share..........................   $  (1.79)   $  (1.25)   $   1.33
                                                                        --------    --------    --------
                                                                        --------    --------    --------