Form 10-K/A
period 1999-12-31
DATA SYSTEMS & SOFTWARE INC
filed 2000-05-01
CIK 880984

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               AMENDMENT NO. 1 ON
                                   FORM 10-K/A
                          TO ANNUAL REPORT ON FORM 10-K

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

[X] Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant at March 22, 2000 was approximately $ 38.5 million. Such aggregate market value was calculated by using the closing price of the stock on that date on the Nasdaq National Market.

Number of shares outstanding of the registrant's common stock, as of March 22, 2000: 7,576,794.

                      Documents incorporated by reference:

None.

                          DATA SYSTEMS & SOFTWARE INC.
                         AMENDMENT NO. 1 ON FORM 10-K/A
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART III

 Item 10    Directors and Executive Officers of the Registrant................ 2

 Item 11    Executive Compensation............................................ 4

 Item 12    Security Ownership of Certain Beneficial Owners and
            Management........................................................ 8

 Item 13    Certain Relationships and Related Transactions.................... 9

            Signatures........................................................10

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

     Set forth below is certain information concerning the directors and the executive officers and key employees of the Company:

Name                    Age     Position
----                    ---     --------
George Morgenstern      66      Director; Chairman of the Board, President and
                                Chief Executive Officer of DSSI; Chairman of the
                                Board and Acting President of the Company's
                                Decision Systems Israel Ltd. subsidiary ("DSI
                                Israel")

Robert L. Kuhn          55      Director; Vice Chairman of the Board of DSSI

Yacov Kaufman           42      Vice President and Chief Financial Officer of
                                DSSI; Vice President and Chief Financial Officer of DSI Israel

Harvey Eisenberger      55      Director

Sheldon Krause          44      Director and Secretary

Susan L. Malley         51      Director

Maxwell M. Rabb         89      Director

Allen I. Schiff         54      Director

Frank Magnotti          39      President and Chief Operating Officer of
                                Comverge

Shlomie Morgenstern     37      Vice President-Operations

     George Morgenstern has been Chairman of the Board since June 1993, and has been President and Chief Executive Officer of DSSI since its incorporation in 1986. Since January 1999, Mr. Morgenstern has also served as Acting President of DSI Israel. Mr. Morgenstern also serves as Chairman of the Board of DSI Israel.

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

     Harvey Eisenberger has been a director of the Company since 1994. Since March 1997, Mr. Eisenberger has been employed by the Company in various administrative capacities. From 1986 to March 1997, Mr. Eisenberger was an account executive with a New York investment firm.

     Sheldon Krause has served as Secretary of the Company since 1986 and as a director since 1994. Since 1987, Mr. Krause has been engaged in the private practice of law in New York City and is currently a member of the firm of Ehrenreich Eilenberg & Krause LLP. From 1981 to 1986, Mr. Krause was associated with the New York law firm of Cravath, Swaine & Moore. Mr. Krause is the son-in-law of George Morgenstern, Chairman of the Board, President and Chief Executive Officer of the Company.

     Susan M. Malley has been a director of the Company since March 1998. Dr. Malley has served since 1995 as President and Chief Investment Officer of Malley Associates Capital Management, an asset management firm which Dr. Malley founded. Dr. Malley is also a Professor of Finance at the Hofstra Graduate School of Business. From 1990 until 1995, Dr. Malley was Co-Chair of the Board of Directors and Chief Investment Officer of Citicorp Investment Services, a retail brokerage subsidiary of Citibank, N.A.

     Hon. Maxwell M. Rabb has been a director of the Company since 1992. Ambassador Rabb has been Of Counsel to the law firm of Kramer, Levin, Naftalis & Frankel since 1991 and was Of Counsel to the law firm of Stroock & Stroock & Lavan from 1989 to 1991. From 1981 to 1988, Ambassador Rabb was United States Ambassador to Italy.

     Allen I. Schiff has been a director of the Company since 1992. Since 1978, Dr. Schiff has been a Professor of Accounting at Fordham University Graduate School of Business Administration, serving as Chairman of the Accounting Department from 1981 to 1983 and from 1985 to 1990.

     Frank Magnotti has been the President and Chief Operating Officer of Comverge since October 1997. From 1993 to 1997, Mr. Magnotti was the founder and General Manager of the Utility Solutions Division of AT&T/Bell Labs, later known as Lucent.

     Shlomie Morgenstern has been Vice President--Operations of the Company since February 2000. Since 1996 Mr. Morgenstern has been employed by the Company in various administrative capacities. Mr. Morgenstern is a son of George Morgenstern, Chairman of the Board, President and Chief Executive Officer of the Company.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). These persons are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that during 1999 all applicable filing requirements were complied with by its executive officers and directors.

Item 11. Executive and Director Compensation

Executive Compensation

     The following table sets forth for the periods indicated information concerning the compensation of the Chief Executive Officer and the three other officers of the Company who received in excess of $100,000 in salary during 1999.

                                            SUMMARY COMPENSATION TABLE

                                                                        Long Term                   All Other
                                   Annual Compensation             Compensation Awards          Compensation ($)
                                   -------------------             -------------------          ----------------
                                                                                 Securities
Name and                                                    Restricted Stock     Underlying
Principal Position     Year      Salary ($)    Bonus ($)       Awards ($)       Options (#)
------------------     ----      ----------    ---------       ----------       -----------
George Morgenstern     1997       420,000          --               --               --              131,000
Chief Executive        1998       427,600          --          435,000(1)            --              146,000
Officer                1999       434,700          --               --              (2)              195,280(3)

Yacov Kaufman          1997       108,000        10,000             --               --              17,000
Chief Financial        1998       124,200          --               --               --              25,725
Officer                1999       127,200          --               --              (4)              22,000(5)

Shlomie Morgenstern    1998       122,700          --               --               --                 --
Vice-President (6)     1999       131,400          --               --               --

Frank Magnotti         1998       143,500          --               --               --                 --
President, Comverge    1999       158,000          --               --               --                 --
Technologies, Inc.

----------
(1) Represents the fair market value of 155,000 shares of Common Stock awarded in a restricted stock award pursuant to the Company's 1994 Stock Incentive Plan, valued at the market price for the Common Stock on the date of the award. The shares vest over a two-year period, commencing August 1999. Dividends, if and when declared by the Company, would be payable on vested shares; unvested shares are not eligible to receive dividends.

(2) In 1999, Mr. Morgenstern was also awarded options to purchase shares of the Company's Powercom Technologies subsidiary representing 0.5% of such subsidiary's outstanding stock at an aggregate exercise price of $29,147. Mr. Morgenstern serves as Chairman of Powercom.

(3) Consists of (i) $107,700 in contributions to a non-qualified retirement fund, (ii) approximately $25,745 in life insurance premiums, (iii) approximately $57,835 paid for accrued vacation and (iv) $4,000 in director's fees

(4) In 1999, Mr. Kaufman was also awarded options to purchase shares of the Company's Powercom Technologies subsidiary representing 0.5% of such subsidiary's outstanding stock at an aggregate exercise price of $29,147. Mr. Kaufman serves as Powercom's Chief Financial Officer.

(5) Represents primarily contributions to severance and pension funds. These contributions are made on substantially the same basis as those made on behalf of all Israeli employees.

(6)  Appointed Vice-President February 1, 2000.

     The following tables summarize (i) the options granted in 1999 to the executive officers named in the Summary Compensation Table above, (ii) the potential value of these options at the end of the option term assuming certain levels of appreciation of the Company's Common Stock, (iii) the number of shares acquired by such named executive officers upon the exercise of options in 1999 and the value realized thereon, and (iv) the number and value of all options held by such executive officers at the end of 1999.

                            OPTION/SAR GRANTS IN 1999

                                                                                                  POTENTIAL
                                                                                              REALIZABLE VALUE
                                                                                              AT ASSUMED ANNUAL
                                                                                               RATES OF STOCK
                                                                                             PRICE APPRECIATION
                                          INDIVIDUAL GRANTS(1)                                FOR OPTION TERM(2)
                           ------------------------------------------------------------      -------------------
                             NUMBER              % OF
                               OF                TOTAL
                           SECURITIES           OPTIONS
                           UNDERLYING          GRANTED TO                     EXERCISE
                             OPTIONS           EMPLOYEES          BASE           OR
                             GRANTED           IN FISCAL         PRICE       EXPIRATION
NAME                           (#)              YEAR (%)       ($/SHARE)        DATE          5% ($)        10% ($)
----                       ----------          ----------      ---------     ----------       ------        -------
Yacov Kaufman               25,000(3)             6.1%           $2.00        12/31/06        20,355        47,436
Yacov Kaufman               30,000(4)             7.3%           $1.80         4/12/06        21,983        51,231
Yacov Kaufman               30,000(5)             7.3%           $2.50        10/30/06        30,532        71,154
Shlomie Morgernstern        20,000(6)             4.9%           $2.6875      12/31/06        32,822        76,490

----------
(1)  The Company did not grant any stock appreciation rights (SARs) in 1999.

(2) The dollar amounts under these columns are the result of calculations at the 5% and 10% compounded annual appreciation rates prescribed by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future price appreciation, if any, of the Common Stock.

(3) These options become exercisable as to one-third in December of each year commencing December 1999. These options were granted as part of Mr. Kaufman's compensation for 1998. Actual grant of these options was not made until 1999.

(4) These options become exercisable as to one-third in October of each year commencing October 1999. These options were granted in April 1999 in exchange for options to purchase shares of DSI Israel previously granted to Mr. Kaufman.

(5) These options become exercisable as to one-half in October of each year commencing October 2000.

(6) These options become exercisable as to one-third in December of each year commencing December 2000.

                       AGGREGATED OPTION EXERCISES IN 1999
                     AND FISCAL YEAR END STOCK OPTION VALUES


                             NUMBER
                                OF                             NUMBER OF SECURITIES                         VALUE OF
                              SHARES                          UNDERLYING UNEXERCISED                 UNEXERCISED IN-THE-MONEY
                             ACQUIRED                         OPTIONS AT YEAR END(#)                      OPTIONS($)(2)
                               UPON          VALUE        -------------------------------        -------------------------------
NAME                       EXERCISE(#)(1)  REALIZED($)    EXERCISABLE       UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
----                       --------------  -----------    -----------       -------------        -----------       -------------
George Morgenstern              --            --            427,250             20,000                 --                 --
Yacov Kaufman                   --            --             75,000             75,000             27,209             80,666
Shlomie Morgernstern            --            --             22,500             27,500              3,263             17,013

----------
(1)  No options were exercised by any of the named persons in 1999.

(2) Based on the closing price for the Common Stock on December 31, 1999, of $3.375.

Compensation of Directors

     Each director of the Company is paid $1,000 for each meeting which such director attends and is reimbursed for associated out-of-pocket expenses. Dr. Schiff is paid an additional amount of $20,000 per annum for his service as Chairman of the Audit Committee and Compensations and Stock Option Committee, plus additional amounts in the event of special committee assignments. Dr. Schiff was paid a total of $24,000 in 1999 in connection with his service on the Board of Directors and Board committees. Dr. Kuhn was paid an additional $50,000 in 1999 in connection with his service as Vice Chairman of the Company. Dr. Malley was paid a total of $10,000 in 1999 in connection with her service on the Board of Directors and Board committees.

     In addition to the director's fees described above, at the last Annual Meeting of Stockholders each member of the Board of Directors who was not an employee of the Company (Mr. Krause, Ambassador Rabb, Dr. Malley and Dr. Schiff) was granted options to purchase 7,500 shares of Common Stock at an exercise price of $3.69 per share (the fair market value of the Common Stock on such date). These options were granted pursuant to the Company's 1994 Stock Option Plan for Outside Directors described below.

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

Compensation Committee Interlocks and Insider Participation

     The mandate of the Compensation and Stock Option Committee of the Board of Directors of the Company encompasses all matters related to compensation, including determination of stock option and other stock-based compensation and review and approval of employement terms and compensation of executive officers.

     The following persons served both as members of the Board of Directors and officers of the Company in 1999: Mr. Morgenstern (Chairman of the Board, President and Chief Executive Officer), Dr. Kuhn (Vice Chairman of the Board) and Mr. Krause (Secretary). During 1999, no member of the Board of Directors who was also an officer of the Company participated in any deliberations of the Board of Directors or any committee thereof relating to his own compensation. In addition, Mr. Krause did not participate in any such deliberations relating to the compensation of George Morgenstern or Shlomie Morgenstern. Subject to the foregoing limitations, each member of the Board of Directors participated in 1999 in deliberations of the Board of Directors concerning executive officer compensation. For information concerning transactions with the Company in which directors or officers may be deemed to have an interest, see "Certain Relationships and Related Transactions" below.

Employment Arrangements

     George Morgenstern serves as Chairman of the Board, President and Chief Executive Officer of the Company pursuant to an employment agreement which commenced on January 1, 1997 and extends through December 31, 2001 (the "Employment Agreement"). The Employment Agreement provides for a salary of $420,000 per annum (subject to annual review by the Board and an annual cost of living adjustment commencing in 1998) plus contributions to a nonqualified retirement fund equal to 25% of his base salary. Mr. Morgenstern's compensation pursuant to the Employment Agreement also includes the use of two company automobiles, premium payments on a life insurance policy owned by Mr. Morgenstern and other fringe benefits.

     Pursuant to the Employment Agreement, Mr. Morgenstern may at any time prior to December 31, 2001, elect to terminate his employment with the Company and thereafter to continue to serve the Company as a consultant for a period (the "Consulting Period") ending on December 31 of the seventh year following the year in which he first commences to serve as a consultant (but in no event prior to December 31, 2005 if the Consulting Period commences following a Change in Control of the Company (as defined in the Employment Agreement) or a breach by the Company of the Employment Agreement). During the Consulting Period, Mr. Morgenstern would be entitled to receive an annual consulting fee plus contributions to a nonqualified retirement fund and the same fringe benefits on the same basis as during the term of his employment as described above. Mr. Morgenstern's annual consulting fee during the Consulting Period will generally be equal to 50% of his annual salary in effect immediately prior to the Consulting Period, reducing to 25% following the end of the fourth full calendar year of the Consulting Period (subject in all cases to an annual cost of living adjustment). However, if Mr. Morgenstern elects to become a consultant following a breach by the Company of its obligations under the Employment Agreement or following a Change in Control of the Company, Mr. Morgenstern would be entitled to receive his full annual salary until December 31, 2001, and thereafter to receive an annual consulting fee as described in the preceding sentence for the balance of the Consulting Period. The Company is obligated under the Employment Agreement to fund at the beginning of any Consulting Period all amounts to become payable to Mr. Morgenstern for consulting services and to fund upon his death all amounts payable to his estate. During the term of the Employment Agreement (including any Consulting Period), Mr. Morgenstern may not engage in a business that is in substantial and direct competition with the business of the Company or any of its subsidiaries.

     In addition to his compensation pursuant to the Employment Agreement, in January 2000, the Company awarded Mr. Morgenstern a bonus in the amount of $550,000, at least half of which was to be used to reduce the balance of his outstanding loan from the Company discussed below at Item 13. The Board also approved an additional bonus of up to $300,000, $150,000 payable upon completion of an equity financing of the Company's Comverge subsidiary of at least $10 million by December 31, 2001, and $150,000 payable if Mr. Morgenstern remains employed full-time as President and Chief Executive Officer of the Company through December 2001, provided that at least one-half of each such bonus be used to reduce the balance of the loan. In February, the Board of Directors approved a purchase by the Company of an aggregate of up to $300,000 of the Company's common stock from Mr. Morgenstern, provided that the proceeds from such purchases be applied to reduce the balance of the loan.

     Yacov Kaufman serves as Vice President and Chief Financial Officer of the Company and of DSI Israel pursuant to a two-year employment agreement with the Company commencing January 1, 1999. The agreement is terminable by either party upon at least 30 days' notice, or by the Company for cause (as defined in the agreement).

     The stock option agreements with the Company's executive officers generally provide for accelerated vesting in the event of a "Change in Control of the Company" (as defined in such agreements).

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table and the notes thereto set forth information, as of April 15, 2000, concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of Common Stock by (i) each director of the Company, (ii) each of the executive officers of the Company named in the Summary Compensation Table under "Executive and Director Compensation" and (iii) all executive officers and directors of the Company as a group. Except as indicated in the table, the Company is not aware of any stockholder that is the beneficial owner of more than 5% of the outstanding Common Stock of the Company.

                                                                  Percentage of
Name and Address of                    Number of Common Shares    Common Stock
Beneficial Owner(1)(2)                  Beneficially Owned(2)     Outstanding(2)
----------------------                 -----------------------    -----------

George Morgenstern ..................         707,673(3)                8.9%
Robert L. Kuhn ......................         474,906(4)                6.1%
Yacov Kaufman .......................          76,000(5)                1.0%
Harvey Eisenberger ..................          20,000(6)                 *
Sheldon Krause ......................          36,000(7)                 *
Susan L. Malley .....................           7,500(6)                 *
Hon. Maxwell M. Rabb ................          35,000(6)                 *
Allen I. Schiff .....................          35,000(6)                 *
Shlomie Morgenstern .................          15,000(6)                 *
All executive officers and
  directors of the Company as
  a group (8 people) ................       1,407,079                  16.6%

----------
*    Less than 1%

(1)  Business address is in care of the Company.

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date.

(3) Consists of (i) 280,423 shares held by Mr. Morgenstern, including 155,000 shares received by Mr. Morgenstern pursuant to a restricted stock grant which are not yet fully vested, and (ii) 427,250 currently exercisable options held by Mr. Morgenstern.

(4) Consists of 192,656 shares and 282,250 currently exercisable options held by Dr. Kuhn.

(5) Consists of 1,000 shares and 75,000 currently exercisable options held by Mr. Kaufman.

(6)  Consists of currently exercisable options.

(7) Consists of 1,000 shares and 35,000 currently exercisable options held by Mr. Krause.

Item 13. Certain Relationships and Related Transactions

     During 1996 and 1997, the Company made a loan to George Morgenstern, its Chairman, President and Chief Executive Officer. The principal of, and interest on, such loan is payable in installments as follows: (i) 105 bi-weekly payments of $3,000 each, commencing January 1998, (ii) four annual payments of $72,000 each, commencing December 1998, and (iii) a final payment on December 31, 2001 in an amount equal to the then remaining outstanding balance of the loan plus accrued and unpaid interest. In addition, in 1998, the Company made a loan to Mr. Morgenstern in the amount of $63,000 in connection with the payment of income tax relating to the vesting of a restricted stock award. During 1999, the highest total aggregate balance of loans to Mr. Morgenstern was $614,000. All loans to Mr. Morgenstern were repaid in the first quarter of 2000. The loans were repaid in part from the proceeds of sales by Mr. Morgenstern of Common Stock to the Company on February 2, 2000 and March 2, 2000 at then current market prices.

     During 1999, the Company paid approximately $494,000 for legal services rendered and reimbursement of out-of-pocket expenses to Ehrenreich Eilenberg & Krause LLP, a law firm in which Sheldon Krause, a director and Secretary of the Company, is a member. Mr. Krause is the son-in-law of George Morgenstern, Chairman, President and Chief Executive Officer of the Company.

     As reported on the Summary Compensation Table above, Shlomie Morgenstern, a son of George Morgenstern, Chairman, President and Chief Executive Officer of the Company, received compensation in connection with his positions as Director of Operations of the Company's Databit and International Data Operations subsidiaries.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on May 1, 2000.


                                                   DATA SYSTEMS & SOFTWARE INC.



                                                   By: /s/ Sheldon Krause
                                                       -------------------------
                                                       Sheldon Krause, Secretary