Form 10-Q
period 2000-03-31
DATA SYSTEMS & SOFTWARE INC
filed 2000-05-15
CIK 880984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 COMMISSION FILE NUMBER 0-19771



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

                                                  |X| Yes |_| No

Number of shares outstanding of the registrant's common stock, as of April 30, 2000: 7,481,756

================================================================================

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.  Financial Information

Item 1. Financial Statements

     Consolidated Balance Sheets as of December 31, 1999 and
       March 31, 2000 .........................................................1

     Consolidated Statements of Operations and Comprehensive Income
       for the three month periods ended March 31, 1999 and 2000 ..............2

     Consolidated Statement of Changes in Shareholders' Equity
       for the three month period ended March 31, 2000 ........................3

     Consolidated Statements of Cash Flows for the three month periods ended March 31, 1999 and 2000 ..........................................4

     Notes to Consolidated Financial Statements ...............................5

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...........................................7

PART II. Other Information

Item 1. Legal Proceedings .....................................................9

Item 4. Submission of Matters to a Vote of Security Holders ...................9

Item 6. Exhibits and Reports on Form 8-K ......................................9

Signatures ...................................................................10


Certain statements contained in this report are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as "the Company expects", "the Company anticipates", "the Company believes", "the Company estimates" and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Registrant.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)


                                                                                    As of           As of
                                                                                 December 31,     March 31,
                                ASSETS                                               1999           2000
                                                                                 ------------     --------
                                                                                                 (unaudited)
Current assets:
     Cash and cash equivalents ................................................     $  1,379      $  5,787
     Short-term interest bearing bank deposits ................................        1,009        10,991
     Investment held for sale .................................................       25,900          --
     Restricted cash ..........................................................          536           291
     Trade accounts receivable, net ...........................................       10,078        10,050
     Inventory ................................................................        1,249           499
     Other current assets .....................................................        1,124           744
                                                                                    --------      --------
         Total current assets .................................................       41,275        28,362
                                                                                    --------      --------

Property and equipment, net ...................................................        1,853         1,851
                                                                                    --------      --------

Other assets:
     Goodwill and other intangible assets, net ................................        4,285         4,063
     Long-term deposits .......................................................         --          11,246
     Other ....................................................................          995           401
                                                                                    --------      --------
                                                                                       5,280        15,710
                                                                                    --------      --------
         Total assets .........................................................     $ 48,408      $ 45,923
                                                                                    ========      ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term debt ..........................................................     $  8,375      $  1,826
     Trade accounts payable ...................................................        5,809         5,673
     Accrued payroll, payroll taxes and social benefits .......................        1,246         1,935
     Other current liabilities ................................................        5,838         2,652
                                                                                    --------      --------
         Total current liabilities ............................................       21,268        12,086
                                                                                    --------      --------

Long-term liabilities:
     Convertible debentures ...................................................        2,000          --
     Long-term debt ...........................................................         --           6,000
     Other ....................................................................          584           588
                                                                                    --------      --------
         Total long-term liabilities ..........................................        2,584         6,588
                                                                                    --------      --------

Minority interests ............................................................           10            98
                                                                                    --------      --------

Shareholders' equity:
     Common stock - $.01 par value per share:
     Authorized 20,000,000 shares; Issued and outstanding - 7,923,540 and
       7,999,015 shares at December 31, 1999 and March 31, 2000, respectively .           79            80
     Additional paid-in capital ...............................................       35,398        35,463
     Warrants .................................................................          432           432
     Deferred compensation expense ............................................          (73)           (9)
     Retained earnings ........................................................       (8,925)       (6,150)
                                                                                    --------      --------
                                                                                      26,911        29,816
     Treasury stock, at cost - 490,262 and 522,259 shares at
       December 31, 1999 and March 31, 2000, respectively .....................       (2,365)       (2,665)
                                                                                    --------      --------
Total shareholders' equity ....................................................       24,546        27,151
                                                                                    --------      --------
         Total liabilities and shareholders' equity ...........................     $ 48,408      $ 45,923
                                                                                    ========      ========

     The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
   Consolidated Statements of Operations and Comprehensive Income (unaudited)
                      (in thousands, except per share data)

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                       1999           2000
                                                                     --------      --------
Sales:
     Products ..................................................     $  2,419      $  9,382
     Services ..................................................        5,257         5,340
                                                                     --------      --------
                                                                        7,676        14,722
                                                                     --------      --------
Cost of sales:
     Products ..................................................        2,032         7,537
     Services ..................................................        3,878         3,898
                                                                     --------      --------
                                                                        5,910        11,435
                                                                     --------      --------
     Gross profit ..............................................        1,766         3,287
Research and development expenses, net .........................          309           394
Selling, general and administrative expenses ...................        2,790         4,700
                                                                     --------      --------
     Operating loss ............................................       (1,333)       (1,807)
Interest income ................................................           24           286
Interest expense ...............................................          (40)         (160)
Other income, net ..............................................            3         4,847
                                                                     --------      --------
Income (loss) before income taxes ..............................       (1,346)        3,166
Provision for income taxes .....................................           37            51
                                                                     --------      --------
     Income (loss) after income taxes ..........................       (1,383)        3,115
Minority interests .............................................           18          --
Loss in affiliates, net of minority interests ..................       (1,513)         --
                                                                     --------      --------
     Net income (loss) before extraordinary item ...............       (2,878)        3,115
Extraordinary loss on early redemption of convertible debentures         --             340
                                                                     --------      --------
     Net income (loss) .........................................       (2,878)        2,775
Other comprehensive income:
Unrealized gain on securities available for sale ...............          172          --
                                                                     --------      --------

     Comprehensive income (loss) ...............................     $ (2,706)     $  2,775
                                                                     ========      ========

Basic net income (loss) per share:

     Net income (loss) before extraordinary item ...............     $  (0.36)     $   0.42

     Extraordinary item ........................................         --           (0.05)
                                                                     --------      --------

     Net income (loss) per share................................     $  (0.36)     $   0.37
                                                                     ========      ========

Weighted average number of shares outstanding ..................        7,433         7,460
                                                                     ========      ========

Diluted net income (loss) per share:

     Net income (loss) before extraordinary item ...............     $  (0.36)     $   0.40

     Extraordinary item ........................................         --           (0.04)
                                                                     --------      --------

     Net income per share (loss) ...............................     $  (0.36)     $   0.36
                                                                     ========      ========

Weighted average number of shares outstanding ..................        7,433         7,746
                                                                     ========      ========

     The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (unaudited)
                                 (in thousands)

                                                Additional
                           Number       Common   Paid-In      Deferred    Deferred               Treasury   Retained
                          of Shares     Stock    Capital    Compensation  Interest   Warrants     Stock     Earnings      Total
                          ---------   --------  ----------  ------------  --------   --------   ---------   --------    --------
Balances as of
  January 1, 2000             7,924   $     79   $ 35,702    $    (73)   $   (304)   $    432   $ (2,365)   $ (8,925)   $ 24,546

Conversion of
  convertible debentures         85          1        259        --          --          --         --          --           260

Reversal of imputed
  interest on
  convertible debentures       --         --         (317)       --          --          --         --          --          (317)

Exercise of options               6       --           22        --          --          --         --          --            22

Amortization of
  restricted stock award
  compensation and
  warrants                     --         --         --            64         101        --         --          --           165

Purchase of treasury
  shares                       --         --         --          --          --          --         (300)       --          (300)

Net income                     --         --         --          --          --          --         --         2,775       2,775
                           --------   --------   --------    --------    --------    --------   --------    --------    --------
Balances as of
  March 31, 2000              8,015   $     80   $ 35,666    $     (9)   $   (203)   $    432   $ (2,665)   $ (6,150)   $ 27,151
                           ========   ========   ========    ========    ========    ========   ========    ========    ========

     The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)
                                 (in thousands)

                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                          1999           2000
                                                                          ----           ----
Cash flows provided by (used in) operating activities:
     Net income (loss) ............................................     $ (2,878)     $  2,775
     Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
         Depreciation and amortization ............................          234           435
         Minority interests .......................................          (18)         --
         Issuance of subsidiary shares to minority interests ......         --              87
         Gain on sale of investment held for sale .................         --          (4,989)
         Increase (decrease) in liability for severance pay .......          (36)           18
         Loss in affiliates .......................................        1,404          --
         Gain on sale of property, plant and equipment, net .......           (3)         --
         Amortization of restricted stock award compensation ......          109            64
         Reversal of imputed interest on convertible debentures ...         --            (317)
         Interest expense related to warrants issued ..............         --             101
         Decrease in accounts receivable and other current assets .        1,137           408
         Decrease (increase) in inventory .........................         (102)          750
         Decrease (increase) in other assets ......................           82           594
         Decrease in accounts payable and other current liabilities         (125)       (2,633)
                                                                        --------      --------
         Net cash used in operating activities ....................         (196)       (2,707)
                                                                        --------      --------
Cash flows provided by (used in) investing activities:
     Short-term and long-term bank deposits, net ..................          245       (21,228)
     Restricted cash ..............................................       (1,683)          245
     Acquisitions of property and equipment .......................         (117)         (222)
     Proceeds from sale of property and equipment .................            9            21
     Proceeds from sale of investment held for sale ...............         --          30,889
     Acquisition of intangible assets .............................            4            (9)
                                                                        --------      --------
         Net cash provided by (used in) investing activities ......       (1,542)        9,696
                                                                        --------      --------
Cash flows provided by (used in) financing activities:
     Short-term debt, net .........................................        1,763        (6,549)
     Proceeds of long-term debt ...................................            9         6,000
     Repayments of long-term debt .................................          (47)          (14)
     Proceeds from stock options exercised ........................         --              23
     Issuance of shares from conversion of convertible debt .......         --             260
     Purchase of treasury shares ..................................         --            (300)
     Redemption of convertible debt ...............................         --          (2,001)
                                                                        --------      --------
         Net cash provided by (used in) financing activities ......        1,725        (2,581)
                                                                        --------      --------
Net increase (decrease) in cash and cash equivalents ..............          (13)        4,408
Cash and cash equivalents at beginning of period ..................        1,003         1,379
                                                                        --------      --------

Cash and cash equivalents at end of period ........................     $    990      $  5,787
                                                                        ========      ========

Supplemental cash flow information:

     Cash paid during the period for:
         Interest .................................................     $     54      $    404
                                                                        ========      ========
         Income taxes .............................................     $     35      $  3,019
                                                                        ========      ========

     Non-cash activities:
         Unrealized gain on securities available for sale .........     $    172
                                                                        ========

     The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                             (dollars in thousands)


Note 1: Basis of Presentation

     In the opinion of the Company, all adjustments necessary for a fair presentation have been reflected herein. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


Note 2: Investment Held for Sale

     In December 1999, the Company entered into an agreement to sell its interest in Tower Semiconductor Ltd. ("Tower") for $30,889. The closing of the agreement took place in January 2000, at which time the Company received the proceeds from the sale. The Company recorded a gain of $4,989 which was included in other income.


Note 3: Short and Long-Term Deposits

     Short and long-term deposits are comprised of the following:

                                                        Interest
                                      Maturity date       Rate      Amount
                                      --------------    --------   --------
     Short-term deposits:
       Treasury bill                  April 2000         5.70%     $  6,962
       Asset backed security          September 2000     6.69%        1,030
       Asset backed security          September 2000     6.61%          999
       Certificate of deposit         September 2000     6.38%        2,000
                                                                   --------
                                                                   $ 10,991
                                                                   ========
     Long-term deposits:
       Asset backed security          November 2001      7.05%     $  5,246
       Certificate of deposit (*)     February 2002      6.90%        6,000
                                                                   --------
                                                                   $ 11,246
                                                                   ========

(*) A security interest has been granted against this deposit securing the repayment of its long-term bank debt. (see Note 5).


Note 4: Convertible Debentures

     In February 2000, the Company redeemed $1,740 of the $2,000 convertible debentures for an aggregate redemption price of $2,001, recording an extraordinary expense of $340 due to the early redemption. The $260 balance of convertible debentures was converted into 84,794 shares of common stock of the Company.


Note 5: Long-Term Debt

     In February 2000, a subsidiary of the Company refinanced its $6,000 short-term bank loan. The bank loan bears interest at LIBOR +0.75%, payable quarterly. Principal is payable in a single installment on the maturity date in February 2002.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                             (dollars in thousands)


Note 6: Segment Information

                                        Computer
                                       consulting     Computer      Utility
                                        services      hardware     Solutions      Other (*)       Total
                                       ----------     --------     ---------      ---------       -----
Three months ended March 31, 2000:
   Revenues from external customers     $  5,058      $  5,124      $  4,441      $     69      $ 14,692
   Intersegment revenues                     182            16           244          --             442
   Segment profit (loss)                      (2)          230          (849)           12          (609)

Three months ended March 31, 1999:
   Revenues from external customers     $  5,015      $  2,281      $     87      $    202      $  7,585
   Intersegment revenues                      34            14          --            --              48
   Segment profit (loss)                      13           (98)         (638)          (80)         (803)

-----------
(*) Represents operating segments below the quantitative thresholds of FAS 131, in 2000 a VAR software operation in Israel and in 1999 the VAR software operation in Israel, an Internet database venture and a multimedia entertainment operation.

Reconciliation of Segment Profit to Consolidated Net Profit (Loss)

Three months ended March 31, 2000:
 Total loss for reportable segments                             $  (621)
 Other operational segment profit                                    12
 Unallocated amounts: Net profit of corporate headquarters*       3,384
                                                                -------
 Total consolidated net income                                  $ 2,775
                                                                =======

Three months ended March 31, 1999:
 Total loss for reportable segments                             $  (723)
 Other operational segment loss                                     (80)
 Unallocated amounts: Net loss of corporate headquarters*        (2,075)
                                                                -------
 Total consolidated net loss                                    $(2,878)
                                                                =======

---------
(*) In 2000 includes a $4,989 gain from the sale of Tower shares and in 1999 includes equity in losses of Tower (net of minority interest) of $1,489.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed at "Item 1. Description of Business Factors That May Influence Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K").

     During 1999 and in the first quarter of 2000, we operated in three reportable segments: computer consulting and development services, computer hardware and utility solutions. The following analysis should be read together with the segment information provided in Note 6 to the interim financial statements included in this quarterly report.

Computer Consulting and Development Services

     Sales and gross profits increased during the first quarter of 2000, returning to the levels of the first quarter of 1999. These increases were attributable to our Israeli activities, partially offset by decreases in domestic activities. The competitive marketplace for qualified engineers in general and in Israel in particular, continued to have a negative affect on profit margins and we expect this will continue in the future.

Computer Hardware

     Sales in this segment more than doubled, comparing the first quarter of 2000 to the same quarter in 1999. In comparison to the fourth quarter of 1999, although sales have decreased as we diversify our customer base, gross profit and gross profit margins have improved.

Utility Solutions

     In the latter half of 1999 we acquired the Scientific-Atlanta Control Systems business division, including its line of load control products and Maingate gateway system. The segment first began to have significant sales in the second quarter of 1999. These sales increased throughout the rest of 1999 and into 2000 to date and accounted for over 30% of consolidated revenues in the first quarter 2000.

Results of Operations

     The following table sets forth certain information with respect to the results of operations of the Company for the three months ended March 31, 1999 and 2000, including the percentage of total revenues during each period attributable to selected components of operations statement data and for the period to period percentage changes in such components.

                                                           Three months ended March 31,
                                               ----------------------------------------------------      Change
                                                        1999                         2000               from 1999
                                               -----------------------      -----------------------     ---------
                                                ($,000)     % of sales       ($,000)     % of sales     % of 1999
                                               --------     ----------      --------     ----------
Sales                                          $  7,676           100%      $ 14,722           100%            92%
Cost of sales                                     5,910            77         11,435            78             93
                                               --------      --------       --------      --------
    Gross profit                                  1,766            23          3,287            22             86
R&D expenses                                        309             4            394             3             28
SG&A expenses                                     2,790            36          4,700            32             68
                                               --------      --------       --------      --------
    Operating loss                               (1,333)          (17)        (1,807)          (12)            36
Interest income (expense), net                      (16)           (1)           126             1            888
Other income, net                                     3          --            4,847            33
                                               --------      --------       --------      --------
    Income (loss) before income taxes            (1,346)          (18)         3,166            22            335
Provision for income taxes                           37          --               51             1             38
                                               --------      --------       --------      --------
    Income (loss) after income taxes             (1,383)          (18)         3,115            21            325
Minority interests                                   18          --             --            --             (100)
Equity loss, net of minority interests           (1,513)          (19)          --            --              100
                                               --------      --------       --------      --------
    Income (loss) before extraordinary item      (2,878)          (37)         3,115            21            208
Extraordinary loss on early redemption
  of convertible debentures                        --            --              340             2
                                               --------      --------       --------      --------

    Net income (loss)                          $ (2,878)          (37)%     $  2,775            19%           196%
                                               ========      ========       ========      ========

     SALES. Sales in the first quarter of 2000 were the highest in the last four years. The increase in sales as compared to the same period in 1999, was due to utility solutions segment sales of $4.4 million, which first had significant sales in the second quarter of 1999, as well as a $2.8 million increase in computer hardware sales. Revenues from the computer consulting and development service segment were relatively stable.

     GROSS PROFIT. The increase in gross profit was due to increased sales. The decrease in gross profit margin was attributable to lower margins in the computer consulting and development service segment due to the competitive marketplace for qualified engineers in general and in Israel in particular.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The increase in SG&A was due primarily to increased administrative and marketing costs in the utility solutions segment as it builds its infrastructure and increases its marketing efforts, as well as to increased corporate expenses, primarily due to a $550,000 bonus to the CEO in the first quarter of 2000.

     INTEREST INCOME (EXPENSE). The increase in interest income was primarily due to the interest earned on the proceeds from the sale of our investment in Tower. This increase was partially offset by an increase in interest expense, primarily due to the interest on the bank loan taken to finance the acquisition of the Scientific-Atlanta Control Systems division in the third quarter of 1999.

     OTHER INCOME. Other income in the first quarter of 2000 was from the sale of our investment in Tower in January 2000, in accordance with the agreement signed in December 1999.

     EQUITY LOSS. The equity loss net of minority interests in the first quarter of 1999 resulted from losses in Tower. Since the agreement to sell our investment in Tower in December 1999 we no longer consolidate Tower's results.

FINANCIAL CONDITION

     As of March 31, 2000 we had working capital of $16.3 million, including cash, cash equivalents and short-term interest bearing deposits of $16.8 million, and in addition had-long term interest bearing cash deposits of $11.2 million. Some of the long-term deposits serve as security for a $6 million term loan, taken by our Comverge subsidiary to finance the acquisition of the
Scientific-Atlanta Control Systems division and for working capital requirements. The loan is repayable in February 2002 and bears interest at a rate of LIBOR +0.75% per annum.

     The increase in cash equivalents and interest bearing deposits is due to the proceeds from the sale of our investment in Tower in January 2000. In addition, proceeds from this sale were used to finance our operations, redeem $1.76 million of the $2 million convertible debenture outstanding and reduce our short-term debt. The remainder of the convertible debenture was converted into common stock.

     We believe we currently have adequate liquidity to finance our activities including those of our utility solutions segment for the foreseeable future.

                           PART II - Other information

Item 1: Legal Proceedings

        None

Item 4: Submission of Matters to a Vote of Security Holders

        None


Item 6: Exhibits and Reports on Form 8-K

(a)     Exhibits

27.1    Financial Data Schedule

(b)     Reports on Form 8-K

        Amendment No. 1 dated March 2, 2000 to Report on Form 8-K relating to the disposition of the Registrant's interest in Tower Semiconductor Ltd.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.


                                                  DATA SYSTEMS & SOFTWARE INC.

Dated:  May 15, 2000

                                                  By: /s/ YACOV KAUFMAN
                                                      --------------------------
                                                      Yacov Kaufman
                                                      Chief Financial Officer