Form 10-Q
period 2000-06-30
DATA SYSTEMS & SOFTWARE INC
filed 2000-08-08
CIK 880984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 COMMISSION FILE NUMBER 0-19771



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

     |X| Yes                                                     |_| No

         Number of shares outstanding of the registrant's common stock, as of July 31, 2000: 7,468,722

================================================================================

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

PART I.  Financial Information

Item 1.  Financial Statements


  Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000......  1

  Consolidated Statements of Operations and Comprehensive  Income for the
          three and six month periods ended June 30, 1999 and 2000 ..........  2

  Consolidated Statement of Changes in Shareholders' Equity for the
          six month period ended  June 30, 2000 .............................  3

  Consolidated Statements of Cash Flows for the
          six month periods ended June 30, 1999 and 2000 ....................  4

  Notes to Consolidated  Financial  Statements ..............................  5

Item 2.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ................................  7

PART II. Other Information

Item 1.   Legal Proceedings ................................................. 10

Item 4.   Submission of Matters to a Vote of Security Holders................ 10

Item 6.   Exhibits and Reports on Form 8-K .................................. 10

Signatures        ........................................................... 11


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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)

                                                                                     As of       As of
                                                                                  December 31,  June 30,
                                ASSETS                                               1999         2000
                                                                                  -----------  ----------
                                                                                               (unaudited)
Current assets:
     Cash and cash equivalents .................................................   $    1,379  $    7,008
     Short-term interest bearing bank deposits .................................        1,009       9,074
     Investment held for sale ..................................................       25,900          --
     Restricted cash ...........................................................          536         329
     Trade accounts receivable, net ............................................       10,078      10,995
     Inventory .................................................................        1,249         478
     Other current assets ......................................................        1,124       1,043
                                                                                   ----------  ----------
         Total current assets ..................................................       41,275      28,927
                                                                                   ----------  ----------

Property and equipment, net ....................................................        1,853       1,813
                                                                                   ----------  ----------

Other assets:
     Goodwill and other intangible assets, net .................................        4,285       3,838
     Long-term deposits ........................................................           --      11,076
     Other .....................................................................          995         437
                                                                                   ----------  ----------
                                                                                        5,280      15,351
                                                                                   ----------  ----------
         Total assets ..........................................................   $   48,408  $   46,091
                                                                                   ==========  ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term debt ...........................................................   $    8,375  $    1,593
     Trade accounts payable ....................................................        5,809       7,068
     Accrued payroll, payroll taxes and social benefits ........................        1,246       1,699
     Other current liabilities .................................................        5,838       2,704
                                                                                   ----------  ----------
         Total current liabilities .............................................       21,268      13,064
                                                                                   ----------  ----------

Long-term liabilities:
     Convertible debentures ....................................................        2,000          --
     Long-term debt ............................................................           --       6,000
     Other .....................................................................          584         618
                                                                                   ----------  ----------
         Total long-term liabilities ...........................................        2,584       6,618
                                                                                   ----------  ----------

Minority interests .............................................................           10          98
                                                                                   ----------  ----------

Shareholders' equity:
     Common stock - $.01 par value per share:
     Authorized 20,000,000 shares; Issued and outstanding - 7,923,540 and
         8,008,515 shares at December 31, 1999 and June 30, 2000, respectively .           79          80
     Additional paid-in capital ................................................       35,398      35,593
     Warrants ..................................................................          432         432
     Deferred compensation expense .............................................          (73)         --
     Retained earnings .........................................................       (8,925)     (7,061)
                                                                                   ----------  ----------
                                                                                       26,911      29,044
     Treasury stock, at cost - 490,262 and 539,793 shares at
         December 31, 1999 and June 30, 2000, respectively .....................       (2,365)     (2,733)
                                                                                   ----------  ----------
         Total shareholders' equity ............................................       24,546      26,311
                                                                                   ----------  ----------
         Total liabilities and shareholders' equity ............................   $   48,408  $   46,091
                                                                                   ==========  ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
   Consolidated Statements of Operations and Comprehensive Income (unaudited)
                      (in thousands, except per share data)

                                                   Six months ended       Three months ended
                                                       June 30,                June 30,
                                                 --------------------    --------------------
                                                   1999        2000        1999         2000
                                                 --------    --------    --------    --------
Sales:
     Products ................................   $  6,317    $ 19,841    $  3,898    $ 10,459
     Services ................................      9,624      10,671       4,367       5,331
                                                 --------    --------    --------    --------
                                                   15,941      30,512       8,265      15,790
                                                 --------    --------    --------    --------
Cost of sales:
     Products ................................      4,985      15,862       2,953       8,325
     Services ................................      7,477       7,802       3,599       3,904
                                                 --------    --------    --------    --------
                                                   12,462      23,664       6,552      12,229
                                                 --------    --------    --------    --------
         Gross profit ........................      3,479       6,848       1,713       3,561

Research and development .....................        581         540         272         146
Selling, general and administrative ..........      5,662       8,553       2,872       3,853
         Operating loss ......................     (2,764)     (2,245)     (1,431)       (438)
                                                 --------    --------    --------    --------
Interest income ..............................        289         760         265         474
Interest expense .............................       (115)       (518)        (75)       (358)
Other income (loss), net .....................        (21)      4,847         (24)         --
                                                 --------    --------    --------    --------
                                                   (2,611)      2,844      (1,265)       (322)
Minority interests ...........................        109          --          91          --
Loss in affiliates, net of minority interests      (3,274)         --      (1,761)         --
                                                 --------    --------    --------    --------

Income (loss) from continuing operations
      before income taxes ....................     (5,776)      2,844      (2,935)       (322)

Provision for income taxes ...................         12         536         (25)        485
                                                 --------    --------    --------    --------
Income (loss) from continuing operations
     after income taxes ......................     (5,788)      2,308      (2,910)       (807)

Loss from discontinued operation .............         --         104          --         104
                                                 --------    --------    --------    --------
Net income (loss) before extraordinary item ..     (5,788)      2,204      (2,910)       (911)
Extraordinary loss on  early redemption
     of convertible debentures ...............         --         340          --          --
                                                 --------    --------    --------    --------
     Net income (loss) .......................     (5,788)      1,864      (2,910)       (911)
Other comprehensive income:
Unrealized gain on marketable securities .....         --          --        (172)         --
                                                 --------    --------    --------    --------
     Comprehensive income (loss) .............   $ (5,788)   $  1,864    $ (3,082)   $   (911)
                                                 ========    ========    ========    ========


Basic net income (loss) per share:
Net income (loss) from continuing operations .   $  (0.78)   $   0.31    $  (0.39)   $  (0.11)
Discontinued operations ......................         --       (0.01)         --       (0.01)
Extraordinary item ...........................         --       (0.05)         --          --
                                                 --------    --------    --------    --------
Net income (loss) ............................   $  (0.78)   $   0.25    $  (0.39)   $  (0.12)
                                                 ========    ========    ========    ========


Weighted average number of shares
     outstanding .............................      7,433       7,465       7,433       7,470
                                                 --------    --------    --------    --------

Diluted net income (loss) per share:
Net income (loss) from continuing operations .   $  (0.78)   $   0.29    $  (0.39)   $  (0.11)
Discontinued operations ......................         --       (0.01)         --       (0.01)
Extraordinary item ...........................         --       (0.04)         --          --
                                                 --------    --------    --------    --------
Net income (loss) ............................   $  (0.78)   $   0.24    $  (0.39)   $  (0.12)
                                                 ========    ========    ========    ========


Weighted average number of shares
outstanding ..................................      7,433       7,721       7,433       7,707
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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (unaudited)
                                 (in thousands)

                                         Additional
                               Number      Common   Paid-In     Deferred    Deferred               Treasury    Retained
                              of Shares    Stock    Capital   Compensation  Interest    Warrants    Stock      Earnings     Total
                              ---------  ---------- --------  ------------  --------    --------   --------    --------    --------
Balances as of
   January 1, 2000              7,924    $     79   $ 35,702    $    (73)   $   (304)   $    432   $ (2,365)   $ (8,925)   $ 24,546

Conversion of
  convertible debentures           85           1        259          --          --          --         --          --         260

Reversal of imputed
  interest on
  convertible debentures           --          --       (317)         --          --          --         --        (317)

Exercise of options                22          --         51          --          --          --         --          --          51

Amortization of
  restricted stock award
  compensation and
  warrants                         --          --         --          73         202          --         --          --         275

Purchase of treasury
  shares                          (22)         --         --          --          --          --       (368)         --        (368)

Net income                         --          --         --          --          --          --         --       1,864       1,864
                              -------    --------   --------    --------    --------    --------   --------    --------    --------
Balances as of
   June 30, 2000                8,009    $     80   $ 35,695    $     --    $   (102)   $    432   $ (2,733)   $ (7,061)   $ 26,311
                              =======    ========   ========    ========    ========    ========   ========    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)
                             (dollars in thousands)

                                                                                    Six months ended June 30,
                                                                                    1999                2000
                                                                                  --------           --------
Cash flows provided by (used in) operating activities:
     Net income (loss) ......................................................     $ (5,788)          $  1,864
     Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
         Depreciation and amortization ......................................          555                868
         Minority interests .................................................         (109)                --
         Issuance of subsidiary shares to minority interests ................           --                 87
         Gain on sale of investment held for sale ...........................           --             (4,989)
         Increase (decrease) in liability for severance pay .................          (74)                31
         Loss in affiliates .................................................        3,274                 --
         Gain on sale of securities .........................................         (247)                --
         Loss on sale of property, plant and equipment, net .................           21                 --
         Amortization of restricted stock award compensation ................          172                 73
         Reversal of imputed interest on convertible debentures .............           --               (317)
         Interest expense related to warrants issued ........................           --                202
         Other ..............................................................         (120)               (43)
         Increase in accounts receivable and other current assets ...........         (149)              (836)
         Decrease in inventory ..............................................          123                771
         Decrease in other assets ...........................................          132                601
         Decrease in accounts payable and other liabilities .................          (63)            (1,410)
                                                                                  --------           --------
         Net cash used in operating activities ..............................       (2,273)            (3,098)
                                                                                  --------           --------
Cash flows provided by (used in) investing activities:
     Short-term and long-term bank deposits, net ............................        1,252            (24,141)
     Restricted cash ........................................................          293                207
     Acquisitions of property and equipment .................................         (227)              (393)
     Proceeds from sale of property and equipment ...........................           69                 21
     Proceeds from sale of investment held for sale .........................           --             30,889
     Proceeds from sale of marketable securities and maturity of deposits ...        1,520              5,000
     Purchase of minority interest share of subsidiary ......................         (559)                --
     Acquisition of intangible assets .......................................       (2,182)                (9)
                                                                                  --------           --------
         Net cash provided by investing activities ..........................          166             11,574
                                                                                  --------           --------
Cash flows provided by (used in) financing activities:
     Short-term debt, net ...................................................        2,050             (6,753)
     Proceeds of long-term debt .............................................           29              6,000
     Repayments of long-term debt ...........................................         (465)               (37)
     Proceeds from stock options exercised ..................................           --                 51
     Issuance of shares from conversion of convertible debt .................           --                260
     Purchase of treasury shares ............................................           --               (368)
     Redemption of convertible debt .........................................           --             (2,000)
                                                                                  --------           --------
         Net cash provided by (used in) financing activities ................        1,614             (2,847)
                                                                                  --------           --------
Net increase (decrease) in cash and cash equivalents ........................         (493)             5,629
Cash and cash equivalents at beginning of period ............................        1,003              1,379
                                                                                  --------           --------

Cash and cash equivalents at end of period ..................................     $    510           $  7,008
                                                                                  ========           ========

Supplemental cash flow information:

     Cash paid during the period for:
         Interest ...........................................................     $    114           $    556
                                                                                  ========           ========
         Income taxes .......................................................     $     65           $  3,282
                                                                                  ========           ========

     Non-cash activities:
         Reversal of unrealized gain on securities available for sale .......     $   (172)
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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                             (dollars in thousands)


Note 1: Basis of Presentation

     In the opinion of the Company, all adjustments necessary for a fair presentation have been reflected herein. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2: Investment Held for Sale

     In December 1999, the Company entered into an agreement to sell its interest in Tower Semiconductor Ltd. ("Tower") for $30,889. The closing of the agreement took place in January 2000, at which time the Company received the proceeds from the sale. The Company recorded a gain of $4,989 which was included in other income.

Note 3: Short and Long-Term Deposits

     Short and long-term deposits are comprised of the following:.

                                                           Interest
                                        Maturity date        Rate         Amount
                                        -------------        ----        -------
Short-term deposits:
  Asset backed security                 September 2000       6.67%       $   998
  Asset backed security                 September 2000       6.61%           998
  Certificate of deposit                September 2000       6.62%         5,078
  Certificate of deposit                September 2000       6.37%         2,000
                                                                         -------
                                                                         $ 9,074
                                                                         -------
Long-term deposits:
  Asset backed security                  November 2001       7.05%       $ 5,076
  Certificate of deposit (*)             February 2002       6.90%         6,000
                                                                         -------
                                                                         $11,076
                                                                         -------

     (*) A security interest has been granted against this deposit securing the repayment of its long-term bank debt. (see Note 6).

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

Note 6: Discontinued Operations

     In April 1998, the Company sold substantially all of the assets of its help-desk segment. The $104 reflects a provision for expenses made in the current period relating to this discontinued operation.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                             (dollars in thousands)


Note 7: Segment Information

                                               Computer
                                              consulting       Computer        Utility
                                               services        hardware        solutions         Other (*)         Total
                                              ----------       --------        ---------         --------         --------
     Six months ended June 30, 2000:
        Revenues from external customers       $ 10,309        $  9,550         $ 10,466         $    149         $ 30,474
        Intersegment revenues                       187             177              675               --            1,039
        Segment profit (loss)                        58             192             (971)              29             (692)

     Six months ended June 30, 1999:
        Revenues from external customers       $  9,630        $  5,146         $    642         $    343         $ 15,761
        Intersegment revenues                        86              16              346               --              448
        Segment profit (loss)                       268             (77)          (1,362)            (315)          (1,486)

     Three months ended June 30, 2000:
        Revenues from external customers       $  5,251        $  4,426         $  6,025         $     80         $ 15,782
        Intersegment revenues                         5             161              431               --              597
        Segment profit (loss)                        60             (38)            (122)              17              (83)

     Three months ended June 30, 1999:
        Revenues from external customers       $  4,615        $  2,865         $    555         $    141         $  8,176
        Intersegment revenues                        52               2              346               --              400
        Segment profit (loss)                       257              21             (724)            (235)            (681)

----------
(*) Represents operating segments below the quantitative thresholds of FAS 131, in 2000 a VAR software operation in Israel and in 1999 the VAR software operation in Israel, an Internet database venture and a multimedia entertainment operation.

     Reconciliation of Segment Profit to Consolidated Net Profit (Loss)

                                                          Six months ended                Three months ended
                                                              June 30,                          June 30,
                                                      ------------------------         -------------------------
                                                       1999             2000            1999              2000
                                                      -------          -------         -------           -------
     Total loss for reportable segments               $(1,171)         $  (721)        $  (446)          $  (100)
     Other operational segment profit (loss)             (315)              29            (235)               17
     Unallocated amounts:
         Net profit (loss) of corporate headquarters   (4,302)*          2,556*         (2,229)**           (828)
                                                      -------          -------         -------           -------
     Total consolidated net income (loss)             $(5,788)         $ 1,864         $(2,910)          $  (911)
                                                      =======          =======         =======           =======

----------

(*) In 1999 includes equity in losses of Tower (net of minority interest) of $3,227 and in 2000 includes a $4,989 gain from the sale of Tower shares.

(**) Includes equity losses of Tower (net of minority interest) of $1,738.

Note  8: Subsequent Event

     In August 2000, the Company completed the sale of substantially all the assets of its CinNetic division, included in the computer consulting segment, for an initial purchase price of $ 1.3 million. The Company will recognize a pre-tax gain on this sale of approximately $800,000 in the third quarter of 2000. The agreement provides for a possible additional $500,000 payment to IDO upon the satisfaction of certain conditions.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed at "Item 1. Description of Business - Factors That May Influence Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     During 1999 and in the first six months of 2000, we operated in three reportable segments: computer consulting and development services, computer hardware and utility solutions. The following analysis should be read together with the segment information provided in Note 7 to the interim financial statements included in this quarterly report, which information is hereby incorporated by reference into this Item 2.

Computer Consulting and Development Services

     Sales and gross profits increased in comparison to the previous quarter and the second quarter of 1999. These increases were attributable to both our Israeli and domestic activities. Although we have been successful in increasing our gross profit margins this quarter, the competitive marketplace for qualified engineers in general and in Israel in particular continues and we expect that such competition will have a negative effect on profit margins in the future.

Computer Hardware

     Sales in this segment in the second quarter of 2000 were significantly higher than those in the same quarter in 1999, although lower than the previous quarter in 2000. Gross profit margins continued to decline due to the competitive markets and changing customer base.

Utility Solutions

     In the latter half of 1999 we acquired the Scientific Atlanta Control Systems business division, including its line of load control products and Maingate gateway system. The segment first began to have significant sales in the second quarter of 1999. These sales increased throughout the rest of 1999 and into 2000 to date, with over $6 million in sales this quarter and over $10 million so far this year.

Results of Operations

     The following table sets forth certain information with respect to the results of operations of the Company for the six and three months ended June 30, 1999 and 2000, including the percentage of total revenues during each period attributable to selected components of operations statement data and the period to period percentage changes in such components.

                                                                                Six months ended June 30,
                                                                -------------------------------------------------------------------
                                                                           1999                        2000
                                                                -----------------------      -----------------------
                                                                                  % of                          % of           % of
                                                                 ($,000)          sales      ($,000)           sales           1999
                                                                --------          -----      --------          -----           ----
Sales                                                           $ 15,941           100%      $ 30,512           100%            91%
Cost of sales                                                     12,462            78         23,664            78             90
                                                                --------          ----       --------          ----
      Gross profit                                                 3,479            22          6,848            22             97
R&D expenses                                                         581             4            540             2             (7)
SG&A expenses                                                      5,662            35          8,553            38             51
                                                                --------          ----       --------          ----
      Operating loss                                              (2,764)          (17)        (2,245)           (7)            19
Interest income, net                                                 174             1            242             1             39
Other income (loss)                                                  (21)          (--)         4,847            16
                                                                --------          ----       --------          ----
   Profit (loss) before income taxes                              (2,611)          (16)         2,844             9            209
Minority interests                                                   109             1             --            --           (100)
Equity loss, net of minority interests                            (3,274)          (30)            --            --            100
                                                                --------          ----       --------          ----

Income (loss) from continuing operations before                   (5,776)                       2,844             9            150
   income tax
Provision for income taxes                                            12            --            536             2
                                                                --------          ----       --------          ----
Income (loss) from continuing operations after                    (5,788)                       2,308             7            140
   income taxes
Loss from discontinued operation                                      --                          104            --            100
                                                                --------          ----       --------          ----
   Net income (loss) before extraordinary item                    (5,788)          (36)         2,204             7            138
Extraordinary loss early redemption of convertible
   debentures                                                         --            --            340             1            100
                                                                --------          ----       --------          ----
      Net income (loss)                                           (5,788)                       1,864             6            132
Unrealized gain on marketable securities                              --                           --
                                                                --------          ----       --------          ----
      Comprehensive income (loss)                               $ (5,788)          (36%)     $  1,864             6%           132%
                                                                ========          ====       ========          ====


                                                                               Three months ended June 30,
                                                                 -----------------------------------------------------------------
                                                                           1999                        2000
                                                                -----------------------      -----------------------
                                                                                  % of                          % of           % of
                                                                 ($,000)          sales      ($,000)           sales           1999
                                                                --------          -----      --------          -----           ----
Sales                                                           $  8,265           100%      $ 15,790           100%            91%
Cost of sales                                                      6,552            79         12,229            78             87
                                                                --------          ----       --------          ----
      Gross profit                                                 1,713            21          3,561            22            108
R&D expenses                                                         272             3            146             1            (46)
SG&A expenses                                                      2,872            35          3,853            24             34
                                                                --------          ----       --------          ----
      Operating loss                                              (1,431)          (17)          (438)           (3)            69
Interest income, net                                                 190             2            116             1            (39)


Other income (loss)                                                  (24)          (--)            --           (--)           100
                                                                --------          ----       --------          ----
   Profit (loss) before income taxes                              (1,265)          (15)          (322)           (2)            75
Minority interests                                                    91             1             --            --           (100)
Equity loss, net of minority interests                            (1,761)          (21)            --            --            100
                                                                --------          ----       --------          ----

Income (loss) from continuing operations before                   (2,935)          (35)          (322)           (2)            89
   income tax
Provision for income taxes                                           (25)          (--)           485             3
                                                                --------          ----       --------          ----
Income (loss) from continuing operations after                    (2,910)          (35)          (807)           (5)            72
   income taxes
Loss from discontinued operation                                      --                          104             1
                                                                --------          ----       --------          ----
   Net income (loss) before extraordinary item                    (2,910)          (35)          (911)           (6)            69
Extraordinary loss early redemption of convertible
   debentures                                                         --            --             --            --
                                                                --------          ----       --------          ----
      Net income (loss)                                           (2,910)          (35)          (911)           (6)            69
Unrealized gain on marketable securities                            (172)           (2)            --            --            100
                                                                --------          ----       --------          ----
      Comprehensive income (loss)                               $ (3,082)          (37%)     $   (911)           (6%)           70%
                                                                ========          ====       ========          ====

     SALES. Sales in the second quarter of 2000 increased for the fifth consecutive quarter and were the highest in the last four years. The increase in sales as compared to the same period in 1999, was due primarily to the utility solutions segment sales of $6 million in the second quarter of 2000. Utility solutions segment sales exceeded $10 million in the first six months of 2000. This segment first experienced commercial sales in the second quarter of 1999, when it recorded $560,000 in sales. The computer hardware and consulting segments also recorded increased sales in the second quarter of 2000 as compared to the same quarter in 1999, increasing $1.6 million and $600,000 respectively. Sales in these segments increased in the first six months of 2000 by $4.4 million and $530,000, respectively, compared to the same period in 1999.

     GROSS PROFIT. The increase in gross profit was due primarily to increased sales. The utility solutions segment accounted for $1.5 million and $2.6 million of the increase, in the second quarter and first six months of 2000, respectively. Gross profit also increased in the computer consulting and hardware segments. Gross profit in the computer consulting segment increased in the second quarter and the first six months of 2000 by $290,000 and $250,000 respectively, as compared to the same periods in 1999. Gross profit in the computer hardware segment increased in the second quarter and the first six months of 2000 by $210,000 and $760,000 respectively, as compared to the same periods in 1999. The increase in gross profit margin was primarily attributable to the increased gross profit in the utility solutions segment which had a 25% gross profit margin both in the second quarter and in the first six months of 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The increase in SG&A was due primarily to increased administrative and marketing costs in the utility solutions segment. SG&A of the utility solutions segment increased by $680,000 and $1.5 million in the second quarter and the first six months of 2000, respectively, as compared to the same periods in 1999. This increase is associated with this segment's increased level of activity, as it builds its infrastructure and increases its marketing efforts. In addition, corporate expenses and computer hardware segment SG&A expenses increased in the first six months of 2000 by $760,000 and $510,000 respectively, due to bonus compensation and increased sales expenses, primarily in the first quarter of 2000.

     INTEREST INCOME (EXPENSE). The increase in interest income was primarily due to the interest earned on the proceeds from the sale of our investment in Tower. This increase was partially offset by an increase in interest expense, primarily due to the interest on the bank loan taken to finance the acquisition of the Scientific-Atlanta Control Systems division in the third quarter of 1999.

     OTHER INCOME. Other income in the first six months of 2000 was from the sale in January 2000 of our investment in Tower.

     INCOME TAXES. Income taxes this quarter and the first six months of 2000 were primarily attributable to federal taxes due on the sale of our investment in Tower in January of this year. Due to our history of losses we record valuation allowances against any deferred tax assets.

     EQUITY LOSS. The equity loss net of minority interests in the second quarter and first six months of 1999 resulted from losses in Tower. Since we sold our investment in Tower we no longer included Tower's results.

FINANCIAL CONDITION

     As of June 30,  2000 we had  working  capital of $15.9  million,  including cash, cash equivalents and short-term interest-bearing deposits of $16.1 million, and in addition had long-term interest-bearing cash deposits of $11.1 million. Some of the long-term deposits serve as security for a $6 million term loan, taken by our Comverge subsidiary to finance the acquisition of the
Scientific-Atlanta Control Systems division and for working capital requirements. The loan is repayable in February 2002 and bears interest at a rate of LIBOR +0.75% per annum.

     The increase in cash equivalents and interest-bearing deposits is due to the proceeds from the sale of our investment in Tower in January 2000. In addition, proceeds from this sale were used to finance our operations, redeem $1.76 million of the $2 million convertible debenture outstanding and reduce our short-term debt.

     We believe we now have adequate liquidity to finance our activities including the activities of our utility solutions segment, for the foreseeable future.

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


                                                   DATA SYSTEMS & SOFTWARE INC.

Dated:  August 8, 2000

                                                   By:  /s/ YACOV KAUFMAN
                                                        -----------------------
                                                        Yacov Kaufman
                                                        Chief Financial Officer