Form 10-Q
period 2000-09-30
DATA SYSTEMS & SOFTWARE INC
filed 2000-11-14
CIK 880984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

            |X| Yes                                        |_| No

     Number of shares outstanding of the registrant's common stock, as of November 1, 2000: 7,398,087

================================================================================

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I. Financial Information

        Item 1.   Financial Statements

           Consolidated Balance Sheets
                  as of December 31, 1999 and September 30, 2000........................................      1

           Consolidated Statements of Operations
                  for the three and nine month periods ended September 30, 1999 and 2000 ...............      2

           Consolidated Statement of Changes in Shareholders' Equity
                  for the nine month period ended  September 30, 2000 ..................................      3

           Consolidated Statements of Cash Flows
                  for the nine month periods ended September 30, 1999 and 2000 .........................      4

           Notes to Consolidated  Financial  Statements ................................................      6

        Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ............................................................      9

PART II. Other Information

        Item 1.   Legal Proceedings ....................................................................     11

        Item 4.   Submission of Matters to a Vote of Security Holders...................................     11

        Item 6.   Exhibits and Reports on Form 8-K .....................................................     11

Signatures        ......................................................................................     12


Certain statements contained in this report are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as "the Company\we expect(s)", "the Company\we anticipate(s)", "the Company\we believe(s)", "the Company\we estimate(s)" and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Registrant.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)

                                                                                                       As of           As of
                                                                                                   December 31,     September 30,
                                ASSETS                                                                 1999             2000
                                                                                                     --------         --------
                                                                                                                       (unaudited)
Current assets:
     Cash and cash equivalents ...................................................................   $  1,379         $  9,757
     Short-term interest-bearing bank deposits (Note 2) ..........................................      1,009            5,783
     Investment held for sale (Note 3) ...........................................................     25,900               --
     Restricted cash .............................................................................        536              326
     Trade accounts receivable, net ..............................................................     10,078           10,999
     Inventory ...................................................................................      1,249              273
     Other current assets ........................................................................        945            1,195
                                                                                                     --------         --------
         Total current assets ....................................................................     41,096           28,333
                                                                                                     --------         --------
Investments (Note 4) .............................................................................         --              123
                                                                                                     --------         --------
Property and equipment, net ......................................................................      1,853            1,585
                                                                                                     --------         --------
Other assets:
     Goodwill and other intangible assets, net ...................................................      4,285            3,277
     Long-term deposits (Note 2) .................................................................         --           11,000
     Other .......................................................................................        838              463
                                                                                                     --------         --------
                                                                                                        5,123           14,740
                                                                                                     --------         --------
         Total assets ............................................................................   $ 48,072         $ 44,781
                                                                                                     ========         ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term debt .............................................................................   $  8,173         $  1,336
     Trade accounts payable ......................................................................      5,809            5,534
     Accrued payroll, payroll taxes and social benefits ..........................................      1,246            1,841
     Other current liabilities ...................................................................      5,838            3,211
                                                                                                     --------         --------
         Total current liabilities ...............................................................     21,066           11,922
                                                                                                     --------         --------
Long-term liabilities:
     Convertible debentures (Note 5) .............................................................      1,562               --
     Long-term debt (Note 6) .....................................................................         --            6,000
     Other (Note 7) ..............................................................................        584              620
                                                                                                     --------         --------
         Total long-term liabilities .............................................................      2,146            6,620
                                                                                                     --------         --------
Minority interests ...............................................................................         10               40
                                                                                                     --------         --------
Shareholders' equity:
     Common stock - $.01 par value per share:
     Authorized 20,000,000 shares; Issued and outstanding - 7,923,540 and
         8,035,334 shares at December 31, 1999 and September 30, 2000, respectively ..............         79               80
     Additional paid-in capital ..................................................................     35,702           35,335
     Warrants ....................................................................................        432              432
     Deferred compensation expense ...............................................................        (73)              --
     Retained earnings ...........................................................................     (8,925)          (6,543)
                                                                                                     --------         --------
                                                                                                       27,215           29,304
     Treasury stock, at cost - 490,262 and 637,247 shares at
         December 31, 1999 and September 30, 2000, respectively ..................................     (2,365)          (3,105)
                                                                                                     --------         --------
         Total shareholders' equity ..............................................................     24,850           26,199
                                                                                                     --------         --------
         Total liabilities and shareholders' equity ..............................................   $ 48,072         $ 44,781
                                                                                                     ========         ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (unaudited)
                      (in thousands, except per share data)

                                                                             Nine months ended                Three months ended
                                                                               September 30,                     September 30,
                                                                          1999             2000             1999             2000
                                                                        --------         --------         --------         --------
Sales:
     Products ..................................................        $ 10,632         $ 30,215         $  4,315         $ 10,374
     Services ..................................................          14,526           15,303            4,902            4,632
                                                                        --------         --------         --------         --------
                                                                          25,158           45,518            9,217           15,006
                                                                        --------         --------         --------         --------
Cost of sales:
     Products ..................................................           9,007           24,558            4,022            8,696
     Services ..................................................          11,162           10,971            3,685            3,169
                                                                        --------         --------         --------         --------
                                                                          20,169           35,529            7,707           11,865
                                                                        --------         --------         --------         --------
         Gross profit ..........................................           4,989            9,989            1,510            3,141

Research and development .......................................             777              698              196              158
Selling, general and administrative ............................           8,842           12,358            3,180            3,805
Gain on sale of division .......................................              --           (1,144)              --           (1,144)
                                                                        --------         --------         --------         --------
         Operating income (loss) ...............................          (4,630)          (1,923)          (1,866)             322

Interest income ................................................             293            1,180                4              420
Interest expense ...............................................            (275)            (705)            (160)            (187)
Other income (loss), net .......................................             (38)           4,865              (17)              18
                                                                        --------         --------         --------         --------
                                                                          (4,650)           3,417           (2,039)             573

Minority interests .............................................             204               --               95               --
Loss in affiliates, net of minority interests ..................          (4,414)              --           (1,140)              --
                                                                        --------         --------         --------         --------
Income (loss) from continuing operations
      before income taxes ......................................          (8,860)           3,417           (3,084)             573

Provision for income taxes .....................................              32              591               20               55
                                                                        --------         --------         --------         --------
Income (loss) from continuing operations
     after income taxes ........................................          (8,892)           2,826           (3,104)             518

Loss from discontinued operation ...............................              --              104               --               --
                                                                        --------         --------         --------         --------
Net income (loss) before extraordinary item ....................          (8,892)           2,722           (3,104)             518
Extraordinary loss on  early redemption
     of convertible debentures .................................              --              340               --               --
                                                                        --------         --------         --------         --------
         Net income (loss) .....................................        $ (8,892)        $  2,382         $ (3,104)        $    518
                                                                        ========         ========         ========         ========
Basic net income (loss) per share:
     Net income (loss) from continuing operations ..............        $  (1.20)        $   0.38         $  (0.42)        $   0.07
     Discontinued operations ...................................              --            (0.01)              --               --
     Extraordinary item ........................................              --            (0.05)              --               --
                                                                        --------         --------         --------         --------
         Net income (loss) .....................................        $  (1.20)        $   0.32         $  (0.42)        $   0.07
                                                                        ========         ========         ========         ========
     Weighted average number
         of shares outstanding .................................           7,433            7,464            7,433            7,462
                                                                        ========         ========         ========         ========
Diluted net income (loss) per share:
     Net income (loss) from continuing operations ..............        $  (1.20)        $   0.36         $  (0.42)        $   0.07
     Discontinued operations ...................................              --            (0.01)              --               --
     Extraordinary item ........................................              --            (0.04)              --               --
                                                                        --------         --------         --------         --------
         Net income (loss) .....................................        $  (1.20)        $   0.31         $  (0.42)        $   0.07
                                                                        ========         ========         ========         ========
     Weighted average number
         of shares outstanding .................................           7,433            7,805            7,433            7,809
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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (unaudited)
                                 (in thousands)

                                                              Additional
                                            Number    Common    Paid-In     Deferred               Treasury   Retained
                                           of Shares  Stock     Capital   Compensation  Warrants     Stock    Earnings      Total
                                           ---------  -----     -------   ------------  --------     -----    --------      -----
Balances as of
   January 1, 2000                           7,924   $     79   $ 35,702    $    (73)   $    432   $ (2,365)   $ (8,925)   $ 24,850

Conversion of
  convertible debentures                        85          1        259          --          --         --          --         260

Reversal of imputed
  interest on
  convertible debentures                        --         --       (317)         --          --         --          --        (317)

Exercise of options                             26         --         66          --          --         --          --          66

Amortization of
  restricted stock award
  compensation                                  --         --         --          73          --         --          --          73

Repurchase of
  outstanding warrants                          --         --       (375)         --          --         --          --        (375)

Purchase of treasury
  shares                                        --         --         --          --          --       (740)         --        (740)

Net income                                      --         --         --          --          --         --       2,382       2,382
                                          --------   --------   --------    --------    --------   --------    --------    --------

Balances as of
   September 30, 2000                        8,035   $     80   $ 35,335    $     --    $    432   $ (3,105)   $ (6,543)   $ 26,199
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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)
                             (dollars in thousands)

                                                                                        Nine months ended
                                                                                           September 30,
                                                                                     ----------------------
                                                                                       1999          2000
                                                                                     --------      --------
Cash flows provided by (used in) operating activities:
     Net income (loss) .........................................................     $ (8,892)     $  2,382
     Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
         Depreciation and amortization .........................................          906         1,195
         Minority interests ....................................................         (204)           --
         Issuance of subsidiary shares to minority interests ...................           --            30
         Gain on sale of investment held for sale ..............................           --        (4,989)
         Increase (decrease) in liability for severance pay ....................           24            38
         Loss in affiliates ....................................................        4,414            --
         Gain on sale of securities ............................................         (247)           --
         (Gain) loss on sale of property, plant and equipment, net .............           38           (14)
         Gain on sale of division ..............................................           --        (1,144)
         Amortization of restricted stock award compensation ...................          191            73
         Amortization of deferred interest on convertible debentures ...........           --           336
         Reversal of imputed interest on convertible debentures ................           --          (317)
         Interest expense related to warrants issued ...........................           27           245
         Other .................................................................         (125)         (123)
         Increase in accounts receivable and other current assets ..............       (1,351)       (1,357)
         Decrease (increase) in inventory ......................................       (1,695)        1,425
         Decrease in other assets ..............................................          111           375
         Decrease (increase) in accounts payable and other liabilities .........        1,677        (2,656)
                                                                                     --------      --------
         Net cash used in operating activities .................................       (5,126)       (4,501)
                                                                                     --------      --------
Cash flows provided by (used in) investing activities:
     Short-term and long-term bank deposits, net ...............................        1,009       (29,852)
     Restricted cash ...........................................................          543           210
     Acquisitions of property and equipment ....................................       (2,139)         (548)
     Proceeds from sale of property and equipment ..............................          117           116
     Proceeds from sale of investment held for sale ............................           --        30,889
     Proceeds from sale of marketable securities and maturity of deposits ......        1,520        14,078
     Net proceeds from sale of division ........................................           --         1,838
     Purchase of minority interest share of subsidiary .........................         (559)           --
     Acquisition of intangible assets ..........................................       (2,692)           (9)
                                                                                     --------      --------
         Net cash provided by (used in) investing activities ...................       (2,201)       16,722
                                                                                     --------      --------
Cash flows provided by (used in) financing activities:
     Short-term debt, net ......................................................        7,229        (6,990)
     Proceeds of long-term debt ................................................           39         6,000
     Repayments of long-term debt ..............................................         (523)          (64)
     Proceeds from issuance of common stock, net ...............................           46            --
     Proceeds from stock options exercised .....................................           --            66
     Issuance of shares from conversion of convertible debt ....................           --           260
     Purchase of treasury shares ...............................................           --          (740)
     Repurchase of outstanding warrants ........................................           --          (375)
     Redemption of convertible debt ............................................           --        (2,000)
                                                                                     --------      --------
         Net cash provided by (used in) financing activities ...................        6,791        (3,843)
                                                                                     --------      --------
Net increase (decrease) in cash and cash equivalents ...........................         (536)        8,378
Cash and cash equivalents at beginning of period ...............................        1,003         1,379
                                                                                     --------      --------

Cash and cash equivalents at end of period .....................................     $    467      $  9,757
                                                                                     ========      ========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)
                       Supplemental cash flow information:
                             (dollars in thousands)

                                                                       Nine months ended
                                                                         September 30,
                                                                   ------------------------
                                                                      1999          2000
                                                                   ----------    ----------
Cash paid during the period for:
    Interest ...................................................   $      188    $      684
                                                                   ==========    ==========
    Income taxes ...............................................   $       44    $      462
                                                                   ==========    ==========

Non-cash activities:
    Reversal of unrealized gain on securities available for sale   $     (172)
                                                                   ==========
    Adjustment of goodwill to inventory sold ...................                 $      449
                                                                                 ==========

Assets/liabilities transferred upon sale of division:
Trade accounts receivable, net .................................                 $      245
Property and equipment, net ....................................                         86
Other current liabilities ......................................                        363
                                                                                 ----------

                                                                                 $      694
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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                             (dollars in thousands)


Note 1: Basis of Presentation

     In the opinion of the Company, all adjustments necessary for a fair presentation have been reflected herein. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

     Certain  reclassifications  have been made to the  Company's  prior  years'
consolidated   financial   statements   to  conform  with  the  current   year's
consolidated financial statements.

Note 2: Short and Long-Term Deposits

     Short- and long-term deposits are comprised of the following:

                                                       Interest
                                     Maturity date       Rate       Amount
                                     -------------       ----       ------
Short-term deposits:
  Asset backed security              April 2001         6.70%      $    994
  Certificate of deposit             December 2000      6.53%         4,789
                                                                   --------
                                                                   $  5,783
                                                                   ========
Long-term deposits:
  Asset-backed security              November 2001      7.05%      $  5,000
  Certificate of deposit (*)         February 2002      6.90%         6,000
                                                                   --------
                                                                   $ 11,000
                                                                   ========

(*) A security interest has been granted against this deposit securing the repayment of long-term bank debt. (see Note 6).

Note 3: Investment Held for Sale

     In December 1999, the Company entered into an agreement to sell its interest in Tower Semiconductor Ltd. ("Tower") for $30,889. The closing of the sale took place in January 2000, at which time the Company received the proceeds from the sale. The Company recorded a gain of $4,989 which was included in other income.

Note 4: Investments

     In 2000, the Company received equity interests in two customers, as partial compensation for services rendered. The equity was recorded at the fair value of the services provided and accounted for under the cost method.

Note 5: Convertible Debentures

     In February 2000, the Company redeemed a portion of the convertible debentures for an aggregate redemption price of $2,001, recording an extraordinary loss of $340 due to the early redemption. The $260 unredeemed balance of the convertible debentures was converted into 84,794 shares of common stock of the Company.

Note 6: Long-Term Debt

     In February 2000 the Company refinanced a $6,000 short-term bank loan. The loan principal is payable in a single installment at maturity in February 2002 and bears interest at LIBOR +0.75% payable quarterly.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                             (dollars in thousands)


Note 7 - Other Long-Term Liabilities

         Other long-term liabilities consists of the following:

                                                                         As of            As of
                                                                     December 31,     September 30,
                                                                         1999             2000
                                                                     ------------     -------------
                                                                                       (unaudited)
          Debts to Israeli banks and lease companies .................  $  103           $   38
          Less current maturities ....................................      81               31
                                                                        ------           ------
                                                                            22                7
                                                                        ------           ------
          Liability for employee termination benefits ................   2,948            3,117
          Less - funded amounts ......................................   2,386            2,517
                                                                        ------           ------
                                                                           562              600
                                                                        ------           ------
          Other ......................................................      --               13
                                                                        ------           ------
                                                                        $  584           $  620
                                                                        ======           ======

Note 8: Discontinued Operations

     The loss reflects a provision made in the second quarter for expenses related to the help-desk segment, which the Company sold in 1998.

Note 9: Gain on Sale of Division

     In September 2000, the Company completed the sale of substantially all the assets of its CinNetic division, included in the computer consulting segment, for a total of $1,838 resulting in a gain of $1,144. In 2000, the CinNetic division had an operating loss of approximately $315.

Note 10: Segment Information

                                                    Computer
                                                   consulting       Computer       Utility
                                                    services        hardware       solutions       Other (*)         Total
                                                    --------        --------       ---------       ---------         -----
     Nine months ended September 30, 2000:
        Revenues from external customers            $ 14,829        $ 15,397       $ 15,059        $    195        $ 45,480
        Intersegment revenues                            190             186          1,209              --           1,585
        Segment profit (loss)                          1,504             370         (1,625)             22             271

     Nine months ended September 30, 1999:
        Revenues from external customers            $ 13,753        $  9,218       $  1,360        $    557        $ 24,888
        Intersegment revenues                            113              26            331              --             470
        Segment profit (loss)                            (21)             74         (2,688)           (283)         (2,918)

     Three months ended September 30, 2000:
        Revenues from external customers            $  4,520        $  5,847       $  4,593        $     46        $ 15,006
        Intersegment revenues                              3               9            534              --             546
        Segment profit (loss)                          1,446             178           (654)             (7)            963

     Three months ended September 30, 1999:
        Revenues from external customers            $  4,123        $  4,072       $    718        $    214        $  9,127
        Intersegment revenues                             27              10            (15)             --              22
        Segment profit (loss)                           (289)            151         (1,326)             32          (1,432)

----------
(*) Represents operating segments below the quantitative thresholds of FAS 131: in 2000, a VAR software operation in Israel; and in 1999, the VAR software operation in Israel, an Internet database venture and a multimedia entertainment operation.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                             (dollars in thousands)


Note 10: Segment Information

     Reconciliation of Segment Profit to Consolidated Net Income (Loss)

                                                                 Nine months ended           Three months ended
                                                                    September 30,               September 30,
                                                               ----------------------       ----------------------
                                                                 1999           2000          1999           2000
                                                               -------        -------       -------        -------
     Total profit (loss) for reportable segments               $(2,613)       $   249       $(1,463)       $   970
     Other operational segment profit (loss)                      (305)            22            31             (7)
     Unallocated amounts:
         Net profit (loss) of corporate headquarters            (5,974)*        2,111*       (1,672)*         (445)
                                                               -------        -------       -------        -------
     Total consolidated net income (loss)                      $(8,892)       $ 2,382       $(3,104)       $   518
                                                               =======        =======       =======        =======

     ----------
     (*) In 1999 includes equity in losses of Tower (net of minority interest) of $3,227 and in 2000 includes a $4,989 gain from the sale of Tower shares.

     (**) Includes equity losses of Tower (net of minority interest) of $1,738.

     Reconciliation of Segment Revenue to Consolidated Revenue

                                                                 Nine months ended          Three months ended
                                                                   September 30,               September 30,
                                                              ---------------------       ---------------------
                                                                1999          2000          1999          2000
                                                              -------       -------       -------       -------
     Total revenue reportable segments                        $24,331       $45,285       $ 8,913       $14,960
     Other operational segment revenues                           557           195           214            46
     Revenue from management fee derived by
       non-operating segment (corporate headquarters)             270            38            90            --
                                                              -------       -------       -------       -------
     Total consolidated revenue                               $25,158       $45,518       $ 9,217       $15,006
                                                              =======       =======       =======       =======

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

     During 1999 and in the first nine months of 2000, we operated in three reportable segments: computer consulting and development services, computer hardware, and utility solutions. The following analysis should be read together with the segment information provided in Note 10 to the interim financial statements included in this quarterly report, which information is hereby incorporated by reference into this Item 2.

Computer Consulting and Development Services

     Sales and gross profits in the third quarter and first nine months of 2000 increased in comparison to the same periods in 1999. These increases were attributable to increased sales and profitability in our Israeli activities. Although gross profit margins improved in the third quarter, the competitive marketplace for qualified engineers in general and in Israel in particular continues and we expect that such competition will have a negative effect on profit margins in the future.

Computer Hardware

     Sales in this segment in the third quarter and first nine months of 2000 increased in comparison to the comparable periods in 1999. Gross profit margins continued to decline due to competitive market conditions and a shift from a narrow customer base to a broader more competitive customer base.

Utility Solutions

     In August 1999 we acquired the Scientific-Atlanta Control Systems division, including its line of load control products and Maingate gateway system. The segment first began to have significant sales in the second quarter of 1999. These sales increased throughout the rest of 1999 and the first half of 2000, primarily due to sales of load control products. Sales declined in the third quarter this year, as compared to the immediately preceding quarter, due to lower load control product sales, partially offset by an increase in gateway product sales. Sales in the fourth quarter of 2000 are not expected to return to the level reached in the second quarter of 2000.

Results of Operations

     The following table sets forth certain information with respect to the results of operations of the Company for the nine and three months ended September 30, 1999 and 2000, including the percentage of total revenues during each period attributable to selected components of operations statement data and the period to period percentage changes in such components.

                                               Nine months ended September 30,                 Three months ended September 30,
                                        --------------------------------------------     ------------------------------------------
                                              1999                2000                         1999                2000
                                        ---------------     ---------------              ---------------     ---------------
                                                   % of                % of     % of                % of                % of    % of
                                         ($,000)   sales     ($,000)   sales    1999      ($,000)   sales     ($,000)   sales   1999
                                        --------    ---     --------    ---      ---     --------    ---     --------    ---    ---
     Sales                              $ 25,158    100%    $ 45,518    100%      81%    $  9,217    100%    $ 15,006    100%    63%
     Cost of sales                        20,169     80       35,529     78       76        7,707     84       11,865     79     54
                                        --------    ---     --------    ---              --------    ---     --------    ---
         Gross profit                      4,989     20        9,989     22      100        1,510     16        3,141     21    108
     R&D expenses                            777      3          698      2      (10)         196      2          158      1    (19)
     SG&A expenses                         8,842     35       12,358     27       40        3,180     34        3,805     26     20
     Gain on sale of division                 --     --       (1,144)    (3)                   --     --       (1,144)    (8)
                                        --------    ---     --------    ---              --------    ---     --------    ---
         Operating income (loss)          (4,630)   (18)      (1,923)    (4)      58       (1,866)   (20)         322      2    117
     Interest income (expense), net           18     --          475      1                  (156)    (2)         233      2    249
     Other income (loss)                     (38)    --        4,865     10                   (17)    --           18     --    206
                                        --------    ---     --------    ---              --------    ---     --------    ---
       Profit (loss) before income        (4,650)   (18)       3,417      7      173       (2,039)   (22)         573      4    128
         taxes
     Minority interests                      204      1           --     --     (100)          95      1           --     --   (100)
     Equity loss, net of minority
       interests                          (4,414)   (18)          --     --     (100)      (1,140)   (13)          --     --   (100)
                                        --------    ---     --------    ---              --------    ---     --------    ---
     Income (loss) from continuing        (8,860)   (35)       3,417      7      139       (3,084)   (34)         573      4    119
       operations before income tax
     Provision for income taxes               32     --          591      1                    20     --           55     --    175
                                        --------    ---     --------    ---              --------    ---     --------    ---
     Income (loss) from continuing        (8,892)   (35)       2,826      6      132       (3,104)   (34)         518      4    117
       operations after income taxes
     Loss from discontinued operation         --     --          104     --       --           --     --           --     --
                                        --------    ---     --------    ---              --------    ---     --------    ---
       Net income (loss) before           (8,892)   (35)       2,722      6      131       (3,104)   (34)         518      4    117
         extraordinary item
     Extraordinary loss early
       redemption of convertible
       debentures                             --     --          340      1       --           --     --           --     --
                                        --------    ---     --------    ---              --------    ---     --------    ---
         Net income (loss)              $ (8,892)   (35)%   $  2,382      5%     127%    $ (3,104)   (34)%   $    518      4%   117%
                                        ========    ===     ========    ===              ========    ===     ========    ===

     SALES. The increase in sales in both the third quarter and first nine months of 2000, as compared to the comparable periods in 1999, was due primarily to increased utility solutions segment sales. Utility solutions segment sales increased to $4.6 and $15 million in the third quarter and first nine months of 2000, respectively, compared to $718,000 and $1.4 million in the comparable periods of 1999. The computer hardware and software consulting segments also recorded increased sales in the third quarter of 2000 as compared to the same quarter in 1999, increasing by $1.8 million and $400,000 respectively. Sales in these segments increased in the first nine months of 2000 by $6.2 million and $1.1 million, respectively, compared to the same period in 1999.

     GROSS PROFIT. Gross profit increased in all segments, due primarily to the increased sales, although the gross profit margin improved as well. Gross profit margin improved both in the third quarter and first nine months of 2000, over the comparable periods in 1999, due to the improved margins in both the computer consulting segment and the utility solutions segment. In the first nine months of 2000 the main contributor to the improved gross profit margin was the utility solutions segment, with its increased level of activity.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The increase in SG&A was due primarily to increased administrative and marketing costs in the utility solutions segment. SG&A of the utility solutions segment increased by $650,000 and $2.1 million in the third quarter and the first nine months of 2000, respectively, as compared to the same periods in 1999. These increases are associated with the segment's increased level of activity, including the addition of the operations acquired from Scientific-Atlanta. In addition, corporate expenses and computer hardware segment SG&A expenses increased in the first nine months of 2000 by $900,000 and $590,000 respectively, primarily due to bonus compensation and increased sales expenses, primarily in the first quarter of 2000.

     GAIN ON SALE OF DIVISION. The gain in the third quarter of 2000 was from the sale of the computer consulting segment's CinNetic division for $1.8 million resulting in a gain of $1.1 million.

     INTEREST INCOME (EXPENSE). The increase in interest income was primarily due to the interest earned on the proceeds from the sale of our investment in Tower. This increase was partially offset by an increase in interest expense, primarily due to the interest on the bank loan taken to finance the acquisition of the Scientific-Atlanta Control Systems division in the third quarter of 1999.

     OTHER INCOME. Other income in the first nine months of 2000 was primarily from the sale of our investment in Tower in January 2000.

     INCOME TAXES. Income taxes in the first nine months of 2000 were primarily attributable to federal taxes related to the sale of our investment in Tower in January of this year. Due to our history of losses we record valuation allowances against any deferred tax assets.

     EQUITY LOSS. The equity loss net of minority interests in the third quarter and first nine months of 1999 resulted from losses in Tower. Since we sold our investment in Tower we no longer included Tower's results.

FINANCIAL CONDITION

     As of September 30, 2000 we had working capital of $16.4 million, including cash, cash equivalents and short-term interest-bearing deposits of $15.5 million, and in addition had long-term interest-bearing cash deposits of $11 million. Some of the long-term deposits serve as security for a $6 million term loan taken by our Comverge subsidiary to finance the acquisition of the
Scientific-Atlanta Control Systems division and for working capital requirements. The loan is repayable in February 2002 and bears interest at a rate of LIBOR +0.75% per annum.

     The increase in cash equivalents and interest-bearing deposits is due to the proceeds from the sale of our investment in Tower in January 2000. In addition, proceeds from this sale were used to finance our operations, redeem $1.8 million of the $2 million convertible debenture outstanding and reduce our short-term debt.

     We believe we now have adequate liquidity to finance our activities, including the activities of our utility solutions segment, for the foreseeable future.

                           PART II - Other information


Item 1: Legal Proceedings

     None


Item 4: Submission of Matters to a Vote of Security Holders

     The Registrant's Annual Meeting of Stockholders (the "Meeting") was held on September 12, 2000. The election of directors was the only matter voted upon at the Meeting. Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and/or broker non-votes with respect to the election each director. There were no broker non-votes. The following persons were elected as directors of the Registrant at the Meeting:

           Name                            Votes For         Votes Withheld
           ----                            ---------         --------------
           George Morgenstern              5,943,948             168,919
           Robert L. Kuhn                  5,934,348             178,519
           Harvey Eisenberg                5,944,348             168,519
           Sheldon Krause                  5,934,348             178,519
           Susan L. Malley                 5,856,393             256,474
           Maxwell M. Rabb                 5,856,393             256,474
           Allen L. Schiff                 5,934,348             178,519


Item 6: Exhibits and Reports on Form 8-K

(a)   Exhibits

      10.1 Asset Purchase Agreement dated as of August 2, 2000 by and among Data Systems & Software Inc., International Data Operations Inc. and Eclipse Networks Inc., relating to the sale of substantially all of the assets of CinNetic.

      27.1  Financial Data Schedule

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.


                                          DATA SYSTEMS & SOFTWARE INC.

Dated:  November 14, 2000

                                          By: /s/ YACOV KAUFMAN
                                              ----------------------------------
                                                  Yacov Kaufman
                                                  Chief Financial Officer