Form 10-K
period 2000-12-31
DATA SYSTEMS & SOFTWARE INC
filed 2001-04-02
CIK 880984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                           --------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000       COMMISSION FILE NUMBER 0-19771

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                          COMMON STOCK PURCHASE RIGHTS
                              (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant at March 26, 2001 was approximately $31.2 million. The aggregate market value was calculated by using the closing price of the stock on that date on the Nasdaq National Market.

     Number of shares outstanding of the registrant's common stock, as of March 26, 2001: 7,044,687.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain sections of the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS
                                                                            PAGE

                                     PART I

Item 1     Business .......................................................    1

Item 2     Properties .....................................................    7

Item 3     Legal Proceedings. .............................................    7

Item 4     Submission of Matters to a Vote of Security Holders. ...........    7

                                     PART II

Item 5     Market for Registrant's Common Equity and
             Related Stockholder Matters. .................................    8

Item 6     Selected Financial Data. .......................................    8

Item 7     Management's Discussion and Analysis of
             Financial Condition and Results of Operations ................   10

Item 7A    Quantitative and Qualitative Disclosures About Market Risk......   16

Item 8     Financial Statements and Supplementary Data. ...................   16

Item 9     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure .......................   16

                                    PART III

Item 10    Directors and Executive Officers of the Registrant. ............   17

Item 11    Executive Compensation. ........................................   17

Item 12    Security Ownership of Certain Beneficial
             Owners and Management ........................................   17

Item 13    Certain Relationships and Related Party Transactions ...........   17

                                     PART IV

Item 14    Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. .....................................   17

   Certain statements contained in this report are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates," or the negatives thereof, or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below under the heading "Item 1. Business-Factors That May Affect Future Results."

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

   Data Systems & Software Inc., through its subsidiaries in the United States and Israel, is engaged in the following businesses:

   o providing consulting and development services for computer software and systems;

   o developing and marketing load control and data communications solutions for electric utilities; and

   o serving as an authorized dealer and a value-added-reseller (VAR) of computer hardware.

   In January 2000 we disposed of our equity investment in Tower Semiconductor Ltd. ("Tower"), a manufacturer of semiconductors.

CONSULTING AND DEVELOPMENT SERVICES

SERVICES

   Through our subsidiaries, Decision Systems Israel ("DSI Israel") and International Data Operations (IDO), we provide computer software and systems consulting, development and integration services, primarily to high technology customers in Israel and the United States. Our principal area of technological expertise is state-of-the-art hardware with embedded real-time software systems in a wide variety of applications, including telecommunications, digital signal processing, image processing and software testing and validation, electronic warfare, simulation and electro-optics.

   We provide our services either on a time-and-materials or fixed-price basis. When working on a time-and-materials basis, our software and systems engineers, programmers and technicians are generally sent to the customer's premises to perform design and development activities under the customer's direction. In these engagements, our personnel typically have no specific obligation for product delivery. During 1998, 1999 and 2000, sales attributable to services provided on a time-and-materials basis were $15.6 million, $15.2 million and $14.2 million, respectively, accounting for approximately 83%, 81% and 75% of segment sales for such years, respectively.

   When working on a fixed-price basis, we undertake to deliver software or hardware/software solutions to a customer's specifications or requirements for a particular project. We account for these services on the percentage-of-completion method. As the profit margins on these projects are primarily determined by our success in controlling project costs, such margins may vary substantially as a result of various factors, including underestimating costs, difficulties with new technologies and economic and other changes that may occur during the term of the contract. During 1998, 1999 and 2000 sales from fixed-price contracts were $3.3 million, $3.6 million and $4.8 million, respectively, accounting for approximately 17%, 19% and 25% of segment sales for such years, respectively.

CUSTOMERS AND MARKETS

   Israel has historically been the primary area of this segment's operations, accounting for 78%, 77% and 82% of segment sales in 1998, 1999 and 2000, respectively. We have developed a diverse customer base, such that in 2000 one customer accounted for 15% of segment revenues and no other customer accounted for more than 7% of segment revenues.

COMPETITION

   Our consulting and development services segment faces competition from numerous competitors, both large and small, operating in the Israeli and United States markets, some with substantially greater financial and marketing resources. In addition to competing for customers, we are also competing with other consulting companies and with our customers to obtain qualified personnel, due to a shortage of qualified engineers in Israel and the United States. We believe that our wide range of experience and long-term relationships with large corporations in Israel and the United States will enable us to compete successfully and obtain future business.

PROPRIETARY RIGHTS

   The intellectual property rights resulting from our consulting and development services, generally are owned by the customer for whom the services are performed. As a result, we have no capitalized software to be sold, leased or otherwise marketed.

UTILITY SOLUTIONS

   Through our Comverge Technologies subsidiary, we design, develop and market a variety of load control and data communications solutions for the electric utility market. The electric utility industry is increasingly adopting communications and control solutions in response to the need to obtain real-time usage information and more efficiently and cost-effectively manage peak electricity demand. Our load con-trol solutions allow electric companies to reduce usage or "shed load" during peak usage periods, such as the summer air conditioning season, thereby reducing or eliminating the need to buy costly additional power on the spot market, or invest in new generation capacity. This solution is both cost-effective and environmentally superior to building new generation capabilities. Our two-way data communications solutions allow utilities to gather and transmit real-time usage information, and can be used for automated meter reading, support time-of-use metering, theft detection, remote connect/disconnect and other value-added services.

HISTORY

   Since 1992, we have been designing, developing and marketing two-way interactive communications solutions that provide real-time, remote automated meter reading ("AMR") and data management capabilities to utilities internationally. We developed state-of-the-art, high-speed, power line carrier technology and have deployed pilot systems in Thailand, Taiwan, Venezuela, Argentina, Israel and Mexico.

   Shortly after its formation in 1998, Comverge acquired certain assets and licenses to intellectual property from Lucent Technologies' Utilities Solution business division. The licensed technology relates to a product, which had been deployed by Lucent at Public Service Electric and Gas using a two-way cable TV system and at Duke Power using an Internet-based wireless network. A number of the employees who were involved in developing this product are now employed by Comverge.

   In August 1999, Comverge purchased the assets and business of Scientific-Atlanta's Control Systems business division, acquiring the division's load control and gateway product lines and hiring a number of employees from this division.

   Comverge's headquarters and marketing and sales divisions operate out of New Jersey, its engineering and product manufacturing facility is in Atlanta, and its research center is in Israel.

PRODUCTS AND SERVICES

   By building on the technology and expertise developed by our subsidiary in Israel, combined with our strategic acquisitions of technology, personnel, contracts and customer base from Lucent and Scientific-Atlanta, we have created a global company offering data communications and control product solutions that address the information and control needs of today's energy market. Our technical expertise includes load control, broadband, wireless and powerline communications, Internet and home networking and automation.

   Comverge currently offers products in three product lines:

   o Real-time usage information products;

   o Load control products; and

   o Gateway products, which combine real-time information and control.

   REAL-TIME USAGE INFORMATION PRODUCTS. We are currently marketing the Comverge Distributed Connection (CDC), a meter-reading device for gathering and transmitting real-time usage information and providing distributed generation monitoring and control for commercial and industrial customers. The CDC uses Internet-based CDPD (cellular digital packet data) communications to transmit detailed information regarding patterns of energy consumption and is targeted at industrial and commercial customers, an important segment of the user market for energy companies. The use of CDPD for data communication makes our product easier to install and less expensive to run than products that require a dedicated telephone line. Our alliances with Verizon Wireless, AT&T Wireless and GTE give us a national platform from which to market this product.

   LOAD CONTROL PRODUCTS. Power distribution utilities use load control products to lessen peak electrical demand, avoiding the need to buy costly electricity on the spot market or to build new generation facilities. Generators and energy marketers can use load control products to free capacity during high cost periods for resale to others. We offer our customers two major load control products: digital control units (DCUs) and SuperStats. The DCU is a switch that can be connected to any appliance, such as an air conditioner or water heater, which permits the utility to turn appliances on and off from a remote location utilizing wireless communications. Our SuperStat product, jointly developed with Honeywell, combines a Honeywell programmable thermostat with a wireless communication module to provide direct load control of heating and cooling systems, allowing customers to choose when and how much energy to use, while giving the utility the ability to control air conditioning systems through the thermostat during peak usage periods.

   GATEWAY  PRODUCTS.  Our  gateway  products  are  systems  designed  around  a communications "gateway," or bridge, which permits two-way real-time communications between a local area network (LAN), such as a "network" of appliances and other devices within a home, or a network of meters at multiple users, and a wide area network (WAN), such as cable, telephone or CDPD. The gateway products provide information and load control to the electric service company and can significantly reduce the end customer's electricity bills.

   Our gateway products are fully integrated and provide utilities with comprehensive solutions for diverse requirements. Because of the different needs and configurations of the US and foreign utility markets, we market two distinct gateway product lines: Maingate, targeted to the domestic US utility markets, and EPSM, which is targeted at markets outside the United States.

   Maingate provides two-way real time metering, time-of-use pricing, load control and whole house surge suppression for residential users. In the typical configuration, the central air conditioning system, controlled by a SuperStat thermostat, the water heater and up to one additional appliance within the home, are fitted with PLC-based load control devices. The load control devices and the SuperStat are networked, and linked via the Maingate gateway to the WAN. Maingate allows the customer to automatically respond to energy price variations to minimize their usage during high priced periods. For example, during August when electricity usage is high due to increased air conditioner use, the utility generated price will rise and the pre-programmed customer response to this price increase will automatically raise the temperature setting. However, the customer may elect to override the direct control and set the thermostat as desired and pay for the electricity used at peak load rates. This price responsive demand reduces the customer's bill while reducing the utilities' peak load. The win-win, price driven scenario is widely viewed as the best model for demand side management, particularly in deregulated energy markets. Because of its ability to communicate with devices within the home, Maingate will also support additional value-added "smart-home" products and services when they become available. Rollout of Maingate has commenced under a contract with Gulf Power which contemplates installation of Maingate into 40,000 homes, with 1,400 units installed through December 31, 2000.

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

CUSTOMERS AND MARKETS

   Our utility solutions business has over 450 utility customers in eight countries and 5,000,000 end point installations worldwide. The worldwide market for utility solutions is still emerging, with a virtually untapped potential, estimated at $29 billion over the next five years. We anticipate growth in this market to be driven by the following factors:

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

   Although the final outcome of the current trend toward deregulation in the United States and globally is unknown, we anticipate that the new, more competitive environment, combined with anticipated government incentives and mandates, will result in continued growth in the demand for products designed to gather information and manage electricity usage.

   DOMESTIC. Comverge's customers are generally electric utilities, electric service companies or prime contractors that serve electric utilities. Our largest customer is Florida's Gulf Power, which purchased over $3 million in 2000 and is under contract to purchase $22 million of Maingate systems in total. In addition, we have significant contracts for our DCU products with other domestic utilities and energy service companies. We have proven that our CDC and SupersStat products work in small-scale deployments, and as our track record grows, we expect to expand our sales to our existing customers to full-scale deployments. In addition to expanding relationships with existing customers, our strategy is to take advantage of the relationships with these customers to extend our sales to their affiliates, many of whom are owned by large utility holding companies with several owned utilities. We have also formed joint marketing partnerships with Verizon Wireless, Schlumberger and Honeywell, and continue to plan to expand on these relationships.

   INTERNATIONAL. We continue to market pilot and full scale deployment of our EPSM systems, building on our pilot deployments in Venezuela, Thailand and Taiwan. Discussions continue regarding expansion of our pilot deployments. In some instances we have formed alliances in which we function as a subcontractor, integrating our systems into a larger utility system purchased by a utility from a prime contractor. One such alliance is with Atlanta-based Advanced Control Systems for a project in Taiwan. Although our primary international focus has been on EPSM, we continue marketing efforts seeking to expand our sales of load control products to the international market.

COMPETITION

   Within the emerging utility solutions market, we face competition from a variety of companies and products, each of which is trying to garner a share the market. Key competitors include Itron, ABB, Schlumberger and Mainstreet Networks for our gateway products, CEPG for commercial and industrial AMR products, and Cannon Technologies and Itron in the load control area. In addition to these companies, there are many other competitors and potential competitors vying for a piece of this as yet undefined market. We believe that our products offer significant competitive advantages because they:

   o have been proven in the field;

   o offer significant technological advantages over competing products; and/or

   o cost less than many of our competitors' products.

   However, some of our competitors have more resources, better market recognition, a larger sales force or can offer features not offered by our products. In addition, certain of our competitors manufacture and sell electric meters or back-end billing or other software systems to utilities, possibly providing them an advantage in marketing their utility solution products. We cannot be certain that our products will win market acceptance or that we will be able to capture a significant segment of the market.

PROPRIETARY RIGHTS

   Comverge holds 24 patents and patents pending. We try to take all action necessary to protect our proprietary rights. Certain products that we have developed and are developing incorporate or are derived from intellectual property owned by third parties under license to us.

   In our product development activities, we rely on a combination of nondisclosure agreements and technical measures to establish and protect our proprietary rights, if any, in our products. We believe that, as a result of the rapid pace of technological change in the software and real-time system industries, legal protection for our products, if any, will be less significant to our prospects than the knowledge, ability and expertise of our management and technical personnel.

COMPUTER HARDWARE SALES

PRODUCTS AND SERVICES

   Through our Databit subsidiary, we sell and service PC-based computer hardware, software, data storage, client/server and networking solutions in the United States. Databit is an authorized direct seller, value-added-reseller and an authorized service provider for equipment and software from such well-known industry leaders as Compaq, IBM, Microsoft, Oracle, 3Com, Hewlett-Packard, NEC, Acer, Apple and Dell. We offer our customers a full range of systems integration services, including design, implementation, hardware and software selection, and implementation of local and wide area networks. In addition, we provide maintenance and service to customers under extended service agreements. Our equipment and software sales and other services are offered under separately negotiated and priced agreements.

CUSTOMERS AND MARKETS

   Computer hardware segment sales include sales to two major customers, Montefiore Medical Center (which accounted for approximately 14% and 24% of sales in 1999 and 2000, respectively) and Westcon (which accounted for approximately 1% and 11% in 1999 and 2000, respectively). No other customer accounted for more than 5% of segment sales.

COMPETITION

   The market for PCs and related peripheral hardware sales in which we operate is characterized by severe competition in price-performance, breadth of product line, financing capabilities, technical expertise, service and overall reputation. Manufacturers have been increasing their direct sales efforts on the Internet and otherwise, reducing prices to end-users, which reduces profit margins for distributors and value-added-resellers such as Databit. Our competitors include manufacturers, other VAR's, large equipment aggregators (some of whom sell to us) and systems integrators. Many of our competitors have longer operating histories, greater financial resources and buying power and larger, established customer bases. We compete by offering attractive prices and flexible payment terms, and by helping our customers evaluate their needs and tailoring solutions by offering other value added services such as configuration and on site service.

SALES BY ACTIVITY

   The following table shows, for the years indicated, the dollar amount and the percentage of the sales attributable to each of the activities of our operations.

                                                                 YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------
                                               1998                1999                 2000
                                              AMOUNT        %     AMOUNT         %     AMOUNT     %
                                               -----      ----     -----       ----     -----   ----
                                                                 (DOLLARS IN THOUSANDS)

Consulting and development services .......   $18,640      50%    $18,784       47%  $18,977       33%
Utility solutions. ........................       212       1%      5,061       13%   17,105       30%
Computer hardware sales. ..................    16,374      45%     15,218       38%   21,515       37%
Other .....................................     1,484       4%        645        2%      242        0%
                                               ------     ---      ------      ---    ------      ---
Total sales. ..............................   $36,710     100%    $39,708      100%  $57,839      100%
                                               ======     ===      ======      ===    ======      ===

BACKLOG

   As of January 1, 2001, our backlog of work to be completed was $31 million, similar to our backlog of January 1, 2000, $27 million of which related to our utility solution segment, primarily under our contract with Gulf Power. We estimate that we will perform $10 million of the backlog in 2001.

DISCONTINUED AND DIVESTED ACTIVITIES

   In recent years we have been increasing our focus on our core businesses and have discontinued or divested a number of activities. The multimedia entertainment software segment suspended operating activity in the first quarter of 1998, and in the second quarter of 1998 we sold the assets of our PHD help desk software segment.

   In January 2000 we sold all of our interest in Tower for approximately $30.9 million.

   Until January 2000, Mofet Venture Capital Fund Management (1992) Ltd., of which we were a 50% owner, managed the Mofet Israel Technology Fund ("Mofet Fund"), an Israeli public investment company. Under the management agreement with the Mofet Fund, the management company received a management fee equal to 4% of the amounts invested in the Fund (excluding profits). The management agreement was not renewed in January 2000 and the management company is therefore no longer active.

   In September 2000, the Company completed the sale of substantially all the assets of its CinNetic division.

   See Note 2 to the consolidated financial statements included in this report for additional information regarding these transactions.

EMPLOYEES

   At December 31, 2000, we employed a total of 263 people, including 182 persons in engineering and technical support (approximately one-half with advanced degrees in computer and electronic engineering), 25 in marketing and sales, and 56 in management, administration and finance. A total of 176 of our employees are based in Israel.

   We consider our relationship with our employees to be satisfactory.

   We have are no collective bargaining agreements with any of our employees. However, with regard to our Israeli activities, certain provisions of the collective bargaining agreements between the Israeli Histadrut (General Federation of Labor in Israel) and the Israeli Coordination Bureau of Economic Organizations (including the Industrialists Association) are applicable by order of the Israeli Ministry of Labor. These provisions concern mainly the length of the work day, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We generally provide our Israeli employees with benefits and working conditions beyond the required minimums. Israeli law generally requires severance pay upon the retirement or death of an employee or termination of employment without due cause. Furthermore, Israeli employees and employers are required to pay specified amounts to the National Insurance Institute, which administers Israel's social security programs. The payments to the National Insurance Institute include health tax and are approximately 17% of wages (up to a specified amount), of which the employee contributes approximately 60% and the employer approximately 40%.

RESEARCH AND DEVELOPMENT (R&D)

   For information on products being developed and their costs, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements appearing in this annual report.

SEGMENT INFORMATION

   For additional financial information regarding our operating segments, foreign and domestic operations and export sales, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 18 to our consolidated financial statements included in this annual report.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

   We may from time to time make written or oral statements that contain forward-looking information. However, our actual results may differ materially from our expectations, statements or projections. The following risks and uncertainties could cause actual results to differ from our expectations, statements or projections.

GENERAL FACTORS

OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE; IF WE FAIL TO KEEP PACE, WE WILL HAVE DIFFICULTY DEVELOPING AND MAINTAINING A MARKET FOR OUR PRODUCTS AND SERVICES.

   The markets for our utility solutions products and consulting and development services segments are characterized by rapid technological change. We will need to invest in continued product development and personnel training in order to keep pace with changing technologies. We may not have adequate resources to invest in development, and our development efforts may not be successful.

EXCHANGE RATE FLUCTUATIONS COULD INCREASE THE COST OF OUR ISRAELI OPERATIONS.

   A significant portion of our sales and expenses of our Israeli operations are in New Israeli Shekels ("NIS") linked to the dollar. Such transactions are negotiated in dollars; however, for the convenience of the customer or vendor, they are settled in NIS. The dollar cost of our operations in Israel will be increased if the dollar is devalued in relation to the NIS or the NIS is devalued in relation to the dollar at a rate lower than the rate of inflation in Israel.

LOSS OF THE SERVICES OF A FEW KEY EMPLOYEES COULD HARM OUR OPERATIONS.

   We depend on our key management and technical employees. The loss of certain managers could diminish our ability to develop and maintain relationships with customers and potential customers. The loss of technical personnel could harm our ability to meet development and implementation schedules. Most of our significant employees are bound by confidentiality and non-competition agreements. We do not maintain a "key man" life insurance policy on any of our executives or employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense. If we fail to attract or retain highly qualified technical and managerial personnel in the future, our business could be disrupted.

RISKS RELATED TO THE CONSULTING AND DEVELOPMENT SERVICES SEGMENT

TIGHT PROFESSIONAL LABOR MARKETS MAY MAKE IT DIFFICULT FOR US TO HIRE AND MAINTAIN QUALIFIED PERSONNEL.

   In recent years due to the surge in high-tech development we have been experiencing a relative shortage of qualified programmers and engineers. This has had an adverse effect on our profitability and ability to offer consulting and project development services. Although this shortage has recently eased, it is generally accepted that the shortage will continue. Should the shortage become more acute, this will have an adverse effect on our profits and our ability to offer consulting and project development services in the future.

NEW ISRAELI LABOR LAW LEGISLATION MAY RESTRICT OUR CONSULTING SERVICE BUSINESS.

   Israel recently passed certain legislation limiting and restricting the activity of manpower companies. It is uncertain whether this legislation applies to Israeli outsourcing companies in general or to our consulting and development activities in particular. Should the courts decide that this legislation does apply to our Israeli consulting activity, this would have an adverse effect on our business.

FAILURE TO ACCURATELY FORECAST COSTS OF FIXED-PRICED CONTRACTS COULD HARM OUR BUSINESS.

   When working on a  fixed-price  basis,  we  undertake to deliver  software or integrated hardware/software solutions to a customer's specifications or requirements for a particular project. The profits from these projects are primarily determined by our success in correctly estimating and thereafter controlling project costs. Costs may in fact vary substantially as a result of various factors, including underestimating costs, difficulties with new technologies and economic and other changes that may occur during the term of the contract. If, for any reason, our costs are substantially higher than expected, losses on fixed-price contracts could harm our business.

RISKS RELATED TO THE UTILITY SOLUTIONS SEGMENT

   We have made a significant investment in our utility solutions segment, which develops and markets load control products and systems offering two-way automated meter reading and related data management capability to utilities. Although the revenue base of the segment has improved, to date this segment has operated at a loss. The activities of this segment are subject to many risks, including the following.

THE PACE OF UTILITY DEREGULATION HAS BEEN SLOW; THE ULTIMATE REGULATORY STRUCTURE OF THE UTILITY INDUSTRY MAY NOT PROVIDE MANDATES OR INCENTIVES TO PURCHASE OUR PRODUCTS.

   The electric utility industry is undergoing significant deregulation. Market observers expect deregulation to include energy choice and time-of-use pricing requirements, which will mandate, or favor implementation by utilities of, load control programs and the use of automated meter reading and data distribution. However, the pace of deregulation has not been as rapid as expected and to date only a limited number of utilities have made purchase commitments for automated meter reading and data distribution systems. Many utilities have also deferred the purchase of load control systems, pending resolution of broader industry and regulatory developments. The results of deregulation are uncertain and may not result in the mandates or incentives for the types of services which require AMR systems. If the state and federal regulation does not provide these requirements or incentives, the market for our products may not develop as we expect.

WE MUST COMPETE WITH OTHER UTILITY SOLUTIONS COMPANIES FOR MARKET ACCEPTANCE AND CUSTOMERS.

   While we believe that the systems offered by our utility solutions segment offer advantages over competing load control and data communications solutions, there are alternative solutions, and we cannot predict what share of the market we will obtain. In addition, some of our competitors have more sales and marketing resources, better brand recognition and/or technologies that offer alternative advantages. If our potential customers do not adopt our solutions or do so less rapidly than we expect, our future financial results and our ability to achieve positive cash flow or profitability will be harmed.

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

DELAYS, QUALITY CONTROL AND PRICE PROBLEMS COULD ARISE DUE TO OUR RELIANCE ON THIRD-PARTY MANUFACTURERS OF CERTAIN COMPONENTS.

   We use outside parties to manufacture components of some of our products. Our reliance on these third-party manufacturers exposes us to risks relating to timeliness, quality control and pricing. We have experienced certain delays and quality control problems from third-party manufacturers and have taken steps to alleviate them, including the decision to manufacture certain components in-house. Delays, price increases or quality control problems at our third-party manufacturers could harm our relationships with our customers, our operating results and cash flow.

RISKS RELATED TO THE COMPUTER HARDWARE SEGMENT

WE FACE LOW MARGIN, MASS MARKETING COMPETITION.

   The market for PCs and related peripheral hardware sales in which we operate is characterized by severe competition in price-performance and financing capabilities. Manufacturers and on-line Internet vendors have been increasing their direct sales efforts on the Internet and otherwise, reducing prices to end-users, which reduce profit margins for distributors and value added resellers such as our Databit subsidiary. Profit margins have already deteriorated in comparison to past years. Should this trend continue, it could make our method of sales uneconomical.

ITEM 2. PROPERTIES

   Our corporate headquarters and the principal offices for our US computer consulting and development services and hardware sales segments are located in Mahwah, New Jersey in approximately 5,000 square feet of office space, under a lease which expires in September 2003. The rent for these premises currently is $85,000 per annum. We also rent offices in New York City of approximately 3,500 square feet, under a lease which expires in October 2005, at a current rent of $134,000 per annum. In addition, our Comverge subsidiary rents approximately 11,900 square feet in Florham Park, New Jersey, at an annual rent of $126,000 under a lease which expires January 2003, and approximately 31,668 square feet in Gwinett, Georgia under a lease which expires in May 2006, at a current rent of $201,000 per annum.

   Our Israeli activities are conducted in approximately 18,000 square feet of office space in the Tel Aviv metropolitan area under a lease that expires in April 2010. The annual rent is approximately $300,000. These facilities are used for the Israeli operations of the computer consulting and development services segment and the utility solutions segment.

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

                                                         HIGH           LOW
                                                       -------        -------
1999
----
First Quarter .....................................     $3.000         $1.750
Second Quarter ....................................      4.250          1.750
Third Quarter .....................................      4.750          2.438
Fourth Quarter ....................................      3.750          2.188

2000
----
First Quarter .....................................      7.563          3.063
Second Quarter ....................................      5.688          3.000
Third Quarter .....................................      5.250          4.125
Fourth Quarter ....................................      6.125          3.938

   As of March 20, 2001, there were approximately 75 record holders of our Common Stock. We estimate that there are approximately 2,000 beneficial owners of our Common Stock.

   We paid no dividends in 1999 or 2000 and we do not intend to pay dividends in 2001. There are currently no restrictions on our declaration and payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

   The selected consolidated statement of operations data for the year ended December 31, 2000 and consolidated balance sheet data as of December 31, 2000 has been derived from our consolidated financial statements included in this annual report, which have been audited by KPMG LLP, independent auditors. The selected consolidated statement of operations data for the years ended December 31, 1998 and 1999 and balance sheet data as of December 31, 1999 has been derived from our consolidated financial statements included in this annual report which were audited by Deloitte & Touche LLP, independent auditors. The selected statement of operations data for the years ended December 31, 1996 and 1997 and balance sheet data as of December 31, 1996, 1997 and 1998 has been derived from audited consolidated financial statements not included herein.

   This data should be read in conjunction with our consolidated financial statements and related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------------------
                                                         1996           1997           1998          1999           2000
                                                        -----          -----          -----         -----          -----
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales ...............................................  $32,067       $ 36,154       $ 36,710      $ 39,708       $ 57,839
Cost of sales .......................................   26,083         31,303         28,814        31,615         45,606
                                                       -------       --------       --------      --------       --------
  Gross profit ......................................    5,984          4,851          7,896         8,093         12,233
Research and development expenses ...................    1,270          1,335          1,605         1,269            928
Selling, general and administrative expenses ........    8,130         11,349         12,549        12,471         16,340
Gain on sale of division                                    --           --           --                --          1,144
                                                       -------       --------       --------      --------       --------
  Operating loss ....................................   (3,416)        (7,833)        (6,258)       (5,647)        (3,891)
Interest income .....................................      728            478            147            61          1,758
Interest expense ....................................     (290)          (225)          (360)         (910)          (709)
Other income (loss), net ............................    2,032           (244)        (2,172)         (306)           (50)
Minority interests ..................................     (141)           676            878          (275)            --
Equity loss in affiliates ...........................   (1,767)            --             --            --             --
                                                       -------       --------       --------      --------       --------
  Loss from continuing operations before provision
    (benefit) for income taxes ......................   (2,854)        (7,148)        (7,765)       (7,077)        (2,892)
Provision (benefit) for income taxes ................     (158)         3,507             35            62            171
                                                       -------       --------       --------      --------       --------
  Loss from continuing operations ...................   (2,696)       (10,655)        (7,800)       (7,139)        (3,063)
Income (loss) from discontinued operations,
  net of income taxes ...............................      216            211        (11,142)       (8,728)          (104)
Gain on sale of discontinued operations,
  net of income taxes ...............................       --             --          5,998            --          4,222
                                                       -------       --------       --------      --------       --------
  Income (loss) before extraordinary item ...........   (2,480)       (10,444)       (12,944)      (15,867)         1,055
Extraordinary loss on early redemption of debt ......       --             --             --            --           (943)
                                                       -------       --------       --------      --------       --------
  Net income (loss) .................................  $(2,480)      $(10,444)      $(12,944)     $(15,867)      $    112
                                                       =======       ========       ========      ========       ========
Basic and diluted net income (loss) per share:
  Loss from continuing operations ...................   $(0.37)      $  (1.45)      $  (1.05)     $  (0.96)      $  (0.41)
  Discontinued operations ...........................     0.03           0.03          (0.70)        (1.17)          0.56
  Extraordinary item ................................       --             --             --            --          (0.13)
                                                       -------       --------       --------      --------       --------
    Net income (loss) per share ....... .............  $ (0.34)      $ (1.42)       $  (1.75)     $  (2.13)      $   0.02
                                                       =======       ========       ========      ========       ========
Weighted average number of shares - basic
   and diluted .......................... ...........    7,369          7,369          7,391         7,433          7,422
                                                       =======       ========       ========      ========       ========


SELECTED CONSOLIDATED BALANCE SHEET DATA



                                                                               AS OF DECEMBER 31,
                                                      -------------------------------------------------------------------
                                                         1996           1997           1998          1999           2000
                                                         -----          -----          -----         -----          -----
                                                                                (IN THOUSANDS)
Working capital ...................................... $13,676       $  7,201         $5,719       $20,030        $18,178
Total assets .........................................  71,219         65,452         49,880        50,458         42,157
Short-term debt, including current maturities of
  long-term debt .....................................   2,124          3,709            974         7,423            591
Long-term debt, net of current maturities ............     331            481            687         1,584          6,015
Total shareholders' equity ..........................   62,556         52,308         39,418        24,850         22,581

   See Notes 2 and 3 to the consolidated financial statements included in this annual report for a description of our various acquisitions and dispositions of business operations and segments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate, depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed at "Item 1. Description of Business--Factors That May Influence Future Results."

   During 2000, we operated in three reportable segments: consulting and development services, utility solutions and computer hardware sales.

CONSULTING AND DEVELOPMENT SERVICES

   Sales in our consulting and development services segment remained stable, with an increase in Israeli sales offset by decreased domestic sales. Gross profit margins in this segment improved due to increased fixed-price embedded software consulting sales in Israel, more than offsetting the increased labor costs resulting from of the relative shortage of qualified programmers and engineers. Although this shortage has recently eased, we expect that the competitive marketplace for qualified engineers will continue to adversely affect margins in 2001 and future periods.

UTILITY SOLUTIONS

   This segment has been evolving since we first began to develop and market two-way interactive communications solutions for utilities in 1992. In January 1998, we acquired certain assets and licensed intellectual property from Lucent Technologies, Inc. and began to market the Comverge Distributed Connection to commercial and industrial customers in the U.S. In August 1999 we acquired the Scientific-Atlanta Control Systems business division, including its line of load control products and Maingate gateway system.

   Sales increased in the first half of 2000, primarily as a result of sales of load control products. During the second half of 2000 sales declined, particularly sales of our load control products. We believe that this decline reflects the seasonal nature of load control products sales, with most purchases being made in preparation for the summer air conditioning season, as well as the fact that sales during the first half of 1999 were particularly strong due to a large backlog of orders during Scientific-Atlanta's phase-out from the load control business. We do not expect significant improvement in sales before the third quarter of 2001.

COMPUTER HARDWARE

   Sales and gross profits in this segment increased dramatically in 2000. Although gross profit margins in 2000 were slightly higher than those in 1999, we expect the increasingly competitive market will cause downward pressure on our gross profit margin in 2001.

RESULTS OF OPERATIONS

   The following table sets forth selected consolidated statement of operations data as a percentage of our total sales.

                                                                           YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------
                                                      1996           1997           1998          1999           2000
                                                      -----          -----          -----         -----          -----
Sales .............................................   100.0%         100.0%         100.0%        100.0%         100.0%
Cost of sales .....................................    81.3           86.6           78.5          79.6           78.8
                                                      -----          -----          -----         -----          -----
  Gross profit ....................................    18.7           13.4           21.5          20.4           21.2
Research and development expenses .................     4.0            3.7            4.4           3.2            1.6
Selling, general and administrative expenses ......    25.4           31.4           34.2          31.4           28.3
Gain on sale of division ..........................      --             --             --            --            2.0
                                                      -----          -----          -----         -----          -----
  Operating loss ..................................   (10.7)         (21.7)         (17.1)        (14.2)          (6.7)
Interest income (expense), net ....................     1.4            0.7           (0.6)         (2.1)           1.8
Other income (loss), net ..........................     6.3           (0.7)          (5.9)         (0.8)          (0.1)
Minority interests. ...............................    (0.4)           1.9            2.4          (0.7)            --
Equity loss in affiliates .........................    (5.5)            --             --            --             --
                                                      -----          -----          -----         -----          -----
  Loss from continuing operations before
    provision (benefit) for income taxes ..........    (8.9)         (19.8)         (21.2)        (17.8)          (5.0)
Provision (benefit) for income taxes ..............    (0.5)           9.7             --           0.2            0.3
                                                      -----          -----          -----         -----          -----
  Loss from continuing operations .................    (8.4)         (29.5)         (21.2)        (18.0)          (5.3)
Income (loss) from discontinued operations,
  net of income taxes .............................     0.7            0.6          (30.4)        (22.0)          (0.2)
Gain on sale of discontinued operations,
  net of income taxes .............................      --             --           16.3            --            7.3
                                                      -----          -----          -----         -----          -----
Income (loss) before extraordinary item ...........    (7.7)         (28.9)         (35.3)        (40.0)           1.8
Extraordinary loss  on early redemption of debt ...      --             --             --            --           (1.6)
                                                      -----          -----          -----         -----          -----
Net income (loss) .................................    (7.7)%        (28.9)%        (35.3)%       (40.0)%          0.2%
                                                      =====          =====          =====         =====          =====

   The following table sets forth certain information with respect to revenues and profits of our three reportable business segments for the years ended December 31, 1998, 1999 and 2000, including the percentages of revenues attributable to such segments. The column marked "Other" aggregates information relating to miscellaneous operating segments, which may be combined for reporting under applicable accounting principles as well as the operations from the Company's multimedia software segment which is no longer in operation so as to be comparable with the current year's presentation.

                                                        CONSULTING AND
                                                          DEVELOPMENT      UTILITY       COMPUTER
                                                           SERVICES       SOLUTIONS      HARDWARE        OTHER        TOTAL(*)
                                                        --------------    ---------      --------        -----        -------
                                                                                  (DOLLARS IN THOUSANDS)
Year ended December 31, 2000:
Revenues from external customers .......................... $18,977       $ 17,105        $21,515        $  204        $57,801
  Percentage of total revenues from external customers           33%            30%            37%           --            100%
  Segment profit (loss) ................................... $ 1,530       $ (3,216)       $   726        $   41        $  (919)
Year ended December 31, 1999:
  Revenues from external customers ........................ $18,784       $  5,061        $15,218        $  285        $39,348
  Percentage of total revenues
    from external customers                                      48%            13%            38%            1%           100%
  Segment profit (loss) ................................... $  (832)      $ (3,297)       $   328        $   64        $(3,737)
Year ended December 31, 1998:
  Revenues from external customers ........................ $18,640       $    212        $16,374        $1,124        $36,350
  Percentage of total revenues from
    external customers ....................................      51%             1%            45%            3%           100%
Segment profit (loss) ..................................... $ 5,742       $ (3,428)       $ 1,514        $ (957)       $ 2,871

----------

(*) Our consolidated sales for 2000, 1999 and 1998 included $38,000, $360,000 and $360,000, respectively, in management fees received from Tower. See
     Note 18 to the consolidated financial statements included in this report for reconciliation to our consolidated financial information.

2000 COMPARED TO 1999

   SALES. Sales increased by 46% to $57.8 million in 2000, from $39.7 million in 1999, entirely due to higher unit sales. The increase was primarily due to a $12.0 million increase in sales in the utility solutions segment, which had its first sales in the second quarter of 1999 and a $6.3 million, or 41%, increase in computer hardware sales.

   GROSS PROFIT. Gross profit increased by 51%, to $12.2 million in 2000, from $8.1 million in 1999, increasing in all segments. Gross profits increased by $2.7 million and $1.0 million in the utility solutions and computer hardware segments, respectively, primarily due to their increased level of sales. Gross profits increased in the consulting and development services segment to 26.2% in 2000 as compared to 23.8% in 1999. This improvement was due primarily to increased highly profitable fixed-price embedded hardware/software system sales.

   RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D expenses continued to decrease in 2000 to $0.9 million from $1.3 million in 1999, as the development of our company's utility solutions products mature.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A increased by 30% to $16.3 million in 2000 from $12.5 million in 1999. This increase is primarily due to a $3.2 million increase in marketing and administrative costs related to the utility solutions segment, which increased its level of activity significantly in 2000.

   GAIN ON SALE OF DIVISION. In September 2000, the Company completed the sale of substantially all the assets of its CinNetic division, included in the consulting and development services segment, for a total of $1.8 million resulting in a gain of $1.1 million. The CinNetic division had operating losses of approximately $315,000 and $505,000 in 2000 and 1999, respectively.

   OPERATING LOSS. Operating losses decreased by 31% to $3.9 million in 2000 from $5.6 million in 1999. The decrease is primarily due to the gain from the sale of CinNetic in 2000, as well as the increase in gross profits and decreases in R&D, partially offset by the increase in SG&A.

   INTEREST INCOME AND INTEREST EXPENSE. The increase in interest income to $1.8 million in 2000 from $61,000 in 1999 is due to the interest income on the investment of the proceeds from the sale of our Tower investment in January 2000 and from our long-term deposit. The decrease in interest expense in 2000 from 1999 was due primarily to the charge in 1999 of $300,000 for the beneficial conversion feature of our Debentures.

   INCOME TAXES. The provision for income taxes increased to $171,000 in 2000 from $62,000 in 1999. The tax expense is comprised primarily of foreign taxes. We establish valuation allowances against virtually all deferred tax assets, as we believe that it is more likely than not that they will not be realized. The valuation allowance was the primary reason for our recording a tax expense that resulted in the effective income tax rate in 2000 of (6%) rather than the 34% US Federal statutory rate. For a detailed analysis of the income tax provision, see
Note 16 to the consolidated financial statements included in this annual report.

   LOSSES FROM DISCONTINUED OPERATIONS. The loss in 1999 was comprised of equity losses from our investment in Tower, which was sold in January 2000. Losses in 1999 included equity losses of $5.0 million and income taxes of $3.7 million. These taxes represent Israeli taxes associated with the anticipated repatriation of earnings from our Israeli subsidiary that held our investment in Tower. Prior to the signing of a definitive sale agreement in December 1999, earnings of this Israeli subsidiary had been considered permanently invested and, accordingly, no income taxes were provided on such earnings.

   GAIN FROM SALE OF DISCONTINUED OPERATIONS, NET OF TAXES. The gain, net of taxes, is from the sale of our Tower investment.

   EXTRAORDINARY ITEM. A portion of our convertible debentures was redeemed prior to maturity giving rise to an extraordinary loss of $753,000. In addition, we recognized an additional extraordinary loss of $190,000 in connection with our refinancing of our short-term debt.

1999 COMPARED TO 1998

   SALES. Sales increased by 8% to $39.7 million in 1999 from $36.7 million in 1998. The increase was primarily due to a $4.8 million increase in sales in the utility solutions segment, which had its first sales in the second quarter of 1999. This increase was partially offset, primarily by a $1.2 million decrease in computer hardware sales, mostly during the first half of 1999.

   GROSS PROFIT. Gross profit increased by 2% to $8.1 million in 1999 from $7.9 million in 1998. The increase was primarily due to a $1.3 million increase in utility solutions segment gross profit from the aforementioned increase in sales. This increase was partially offset by a $1 million decrease in computer hardware gross profits, due to the aforementioned decrease in segment sales, coupled with a decrease in gross profit margins in this segment to 15% in 1999 from 20% in 1998 as a result of a shift in sales to lower margin customers and products.

   R&D EXPENSES. The decrease in R&D in 1999, as compared to 1998, was due to lower R&D in the utility solutions segment, as the development of the EPSM product approached completion.

   SG&A EXPENSES. Despite the increased level of activity, SG&A remained stable at $12.5 million in 1999 as in 1998. This was achieved as marketing and administrative costs related to the utility solutions segment increased by $820,000, offset primarily by a $740,000 decrease in corporate SG&A.

   OPERATING LOSS. Operating losses decreased by 10% to $5.6 million in 1999 from $6.3 million in 1998. The decrease was primarily due to the 25% decrease in operating losses from corporate activity and the 18% decrease in operating losses in the utility solutions segment. These improvements were partially offset by the 77% decrease in operating profits in the computer hardware segment as described above.

   INTEREST EXPENSE. The increase in interest expense to $910,000 in 1999 from $360,000 in 1998 was due to the term loan taken in August 1999, to finance the acquisition of the Scientific-Atlanta Control Systems business division, increased utilization of our lines of credit and the finance expenses related to the convertible debentures issued in the last quarter of 1999, including a $300,000 non-cash charge for the beneficial conversion feature of our Debentures.

   OTHER LOSS, NET. In 1998, other loss was attributable to a net expense of $418,000, due to the write-off of a note receivable received from the sale of our interest in a joint venture, net of a gain on the sale of shares received from a conversion feature in the note, the write-off of other investments and related assets totaling $497,000 and a $1.1 million loss in connection with guarantees given by us on behalf of an affiliate and former subsidiary of ours that declared bankruptcy.

   INCOME TAXES. The provision for income taxes increased to $62,000 in 1999 from $35,000 in 1998. We establish valuation allowances against virtually all deferred tax assets, as we believe that it is more likely than not that they will not be realized. For a detailed analysis of the income tax provision, see
Note 16 to the consolidated financial statements included in this annual report.

   LOSSES FROM DISCONTINUED OPERATIONS. The loss in 1999 was comprised of equity losses from our investment in Tower. Losses in 1999 included equity losses of $5.0 and income taxes of $3.7 million. These taxes represent Israeli taxes associated with the anticipated repatriation of earnings from our Israeli subsidiary that held our investment in Tower. Prior to the signing of a definitive sale agreement in December 1999, earnings of this Israeli subsidiary were considered permanently invested and, accordingly, no income taxes were provided on such earnings. In 1998, the loss was comprised of a write-down of our Tower investment by $6.1 million to reflect Tower's share price as of December 31, 1998, in addition to $3.7 million in equity losses from Tower. In 1998, the loss also included $1.3 million of losses from the PHD division activity, which was sold during that year.

   GAIN FROM SALE OF DISCONTINUED OPERATIONS. In 1998, we recognized a gain from the sale of our PHD division, which was sold during that year.

LIQUIDITY AND CAPITAL RESOURCES

   As of December 31, 2000, we had working capital of approximately $18.2 million, including $16.9 million cash, cash equivalents and short-term deposits. The increase in cash and short-term deposits was due to net proceeds of $27.9 million from the sale of our Tower investment, received in January 2000 and the net proceeds from our sale of the CinNetic division of $1.8 million in August 2000. In addition we have a long-term deposit of $6 million securing our Comverge subsidiary's long-term bank debt in the same amount. This debt replaced short-term debt, previously used to finance the acquisition by this subsidiary of the Scientific-Atlanta Control Systems business division in 1999.

   In February 2000 we utilized a portion of the Tower proceeds to redeem $1.7 million of our debentures for $2.0 million in cash. The $260,000 balance of the debentures was converted into 84,794 shares of our common stock.

   In addition, we used a portion of the proceeds from the sale of our Tower investment for operations to reduce the balance of accounts payable and accrued expenses.

   In September 2000 we announced the decision to repurchase up to 500,000 of our shares. In 2000 we repurchased a total of 500,385 shares for a total of $2.4 million.

   We believe we have adequate liquidity to finance our operating activities and corporate expenses for fiscal 2001 and the foreseeable future, including debt service and planned capital expenditures.

   DSI Israel's increased profitability in 2000 enabled it to reduce its usage of available bank credit lines. Bank credit lines currently available to DSI Israel total approximately $1.9 million, denominated in NIS and bearing interest at an average interest rate of the Israeli prime rate plus 0.2% per annum. The Israeli prime rate fluctuates and as of December 31, 2000 was 9.5%. As of December 31, 2000, DSI Israel was utilizing $570,000 of these lines of credit.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

   In 2000 and 1999, the devaluation of the NIS against the dollar was at relatively the same level as inflation in Israel. A majority of our sales are denominated in dollars. The remaining portion is primarily denominated in NIS, linked to the dollar. Such sales transactions are negotiated in dollars; however, for the convenience of the customer they are settled in NIS. These transaction amounts are linked to the dollar between the date the transactions are entered into until the date they are effected and billed. From the time these transactions are effected and billed, through the date of settlement, amounts are primarily unlinked. The majority of our expenses are in dollars or dollar-linked NIS and virtually all the remaining expenses were in NIS. The dollar cost of our operations in Israel may be adversely affected in the future by a devaluation of the NIS in relation to the dollar, should it be significantly different from the rate of inflation, since most transactions are linked to or are denominated in US dollars. This adverse effect principally arises with respect to its severance pay obligations and also with respect to the unbilled portion of long-term projects.

     As of December 31, 2000, virtually all of our monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS, and the net amount of such monetary assets and liabilities was not material. In the event that in the future we have material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following table sets forth certain of our unaudited quarterly consolidated financial information for the years ended December 31, 1999 and 2000. This information should be read in conjunction with our consolidated financial statements and the notes thereto.

                                                                   1999                                     2000
                                                  --------------------------------------   --------------------------------------
                                                  FIRST    SECOND     THIRD     FOURTH     FIRST    SECOND     THIRD     FOURTH
                                                 QUARTER   QUARTER   QUARTER    QUARTER   QUARTER   QUARTER   QUARTER    QUARTER
                                                 -------   -------   -------    -------   -------   -------   -------    -------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales .......................................... $ 7,676    $ 8,265   $ 9,217   $14,550   $14,722   $ 15,790   $15,006   $12,321
Cost of sales ..................................   5,910      6,552     7,743    11,410    11,435     12,229    11,865    10,077
                                                 -------    -------   -------  --------   -------   --------   -------   -------
Gross profit ...................................   1,766      1,713     1,474     3,140     3,287      3,561     3,141     2,244
Research and development expenses ..............     309        272       196       492       394        146       158       230
Selling, general and administrative expenses ...   2,790      2,872     2,919     3,890     4,700      3,853     3,805     3,982
Gain on sale of division .......................      --         --        --        --        --         --     1,144        --
                                                 -------    -------   -------  --------   -------   --------   -------   -------
Operating income (loss) ........................  (1,333)    (1,431)   (1,641)   (1,242)   (1,807)      (438)      322    (1,968)
Interest income (expenses), net ................     (16)       190      (156)     (867)      316        130       247       356
Other income (loss), net .......................     151       (219)     (267)       29      (142)        --        18        74
Minority interests .............................      18         91        95      (479)       --         --        --        --
                                                 -------    -------   -------  --------   -------   --------   -------   -------
Income (loss) from continuing operations before
  provision (benefit) for income taxes .........  (1,180)    (1,369)   (1,969)   (2,559)   (1,633)      (308)      587    (1,538)
Provision (benefit) for income taxes ...........      37        (25)       20        30        51         25        55        40
                                                 -------    -------   -------  --------   -------   --------   -------   -------
Income (loss) from continuing operations .......  (1,217)    (1,344)   (1,989)   (2,589)   (1,684)      (333)      532    (1,578)
Loss from discontinued operations, net of
  income taxes .................................  (1,489)    (1,738)   (1,115)   (4,386)       --       (104)       --        --
Gain on sale of discontinued operations,
  net of income taxes ..........................      --         --        --        --     4,222         --        --        --
                                                 -------    -------   -------  --------   -------   --------   -------   -------
Income (loss) before extraordinary item ........  (2,706)    (3,082)   (3,104)   (6,975)    2,538       (437)      532    (1,578)
Extraordinary loss on  early redemption of debt       --         --        --        --      (943)        --        --        --
                                                 -------    -------   -------  --------   -------   --------   -------   -------
Net income (loss). ............................. $(2,706)   $(3,082)  $(3,104) $ (6,975)  $ 1,595   $   (437)  $   532   $(1,578)
                                                 =======    =======   =======  ========   =======   ========   =======   =======
Basic net income (loss) per share:
  Income (loss) from continuing operations ..... $ (0.16)   $ (0.18)  $ (0.27) $  (0.35)  $ (0.23)  $  (0.05)  $  0.07   $ (0.22)
  Discontinued operations ......................   (0.20)     (0.23)    (0.15)    (0.59)     0.56      (0.01)       --        --
  Extraordinary item ...........................      --         --        --        --     (0.12)        --        --        --
                                                 -------    -------   -------  --------   -------   --------   -------   -------
  Net income (loss) per share--basic ........... $ (0.36)   $ (0.41)  $ (0.42) $  (0.94)  $  0.21   $  (0.06)  $  0.07   $ (0.22)
                                                 =======    =======   =======  ========   =======   ========   =======   =======
Weighted average number of shares
  outstanding--basic ...........................   7,433      7,433     7,433     7,433     7,460      7,470     7,462     7,297
                                                 =======    =======   =======  ========   =======   ========   =======   =======
Diluted net income (loss) per share:
  Income (loss) from continuing operations ..... $ (0.16)   $ (0.18)  $ (0.27) $  (0.35)  $ (0.23)  $  (0.05)  $  0.07   $ (0.22)
  Discontinued operations ......................   (0.20)     (0.23)    (0.15)    (0.59)     0.56      (0.01)       --        --
  Extraordinary item ...........................      --         --        --        --     (0.12)        --        --        --
                                                 -------    -------   -------  --------   -------   --------   -------   -------
Net income (loss) per share--diluted ........... $ (0.36)   $ (0.41)  $ (0.42) $  (0.94)  $  0.21   $  (0.06)  $  0.07   $ (0.22)
                                                 =======    =======   =======  ========   =======   ========   =======   =======
Weighted average number of shares
  outstanding--diluted .........................   7,433      7,433     7,433     7,433     7,460      7,470     7,926     7,297
                                                 =======    =======   =======  ========   =======   ========   =======   =======

   The quarterly financial data for the first three quarters of 2000 reported above differ from the data for these periods previously reported by us on Form 10-Q as described below:

                                                           FIRST QUARTER         SECOND QUARTER         THIRD QUARTER
                                                        -------------------   -------------------   -------------------
                                                        PREVIOUSLY    AS      PREVIOUSLY    AS      PREVIOUSLY    AS
                                                         REPORTED  ADJUSTED    REPORTED  ADJUSTED    REPORTED  ADJUSTED
                                                        ---------- --------   ---------- --------   ---------- --------
Income (loss) from continuing operations ..............   $3,115   $(1,684)     $ (807)   $ (333)      $ 518     $ 532
Discontinued operations ...............................       --     4,222        (104)     (104)         --        --
Extraordinary item ....................................     (340)     (943)         --        --          --        --
                                                          ------   -------      ------    ------       -----     -----
Net income (loss) .....................................   $2,775   $ 1,595      $ (911)   $ (437)      $ 518     $ 532
                                                          ======   =======      ======    ======       =====     =====
Basic net income (loss) per share:
  Income (loss) from continuing operations ............   $ 0.42   $ (0.23)     $(0.11)   $(0.05)      $0.07     $0.07
  Discontinued operations .............................       --      0.56       (0.01)    (0.01)         --        --
  Extraordinary item ..................................    (0.05)    (0.12)         --        --          --        --
                                                          ------   -------      ------    ------       -----     -----
Net income (loss) per share ...........................   $ 0.37   $  0.21      $(0.12)   $(0.06)      $0.07     $0.07
                                                          ======   =======      ======    ======       =====     =====
Diluted net income (loss) per share:
  Income (loss) from continuing operations ............   $ 0.42   $ (0.23)     $(0.11)   $(0.05)      $0.07     $0.07
  Discontinued operations .............................       --      0.56       (0.01)    (0.01)         --        --
  Extraordinary item ..................................    (0.05)    (0.12)         --        --          --        --
                                                          ------   -------      ------    ------       -----     -----
  Net income (loss) per share .........................   $ 0.37   $  0.20      $(0.12)   $(0.06)      $0.07     $0.07
                                                          ======   =======      ======    ======       =====     =====

   The differences between the amounts previously reported and as adjusted principally related to: (i) The gain on sale of discontinued operations, net of taxes of $4,222 has been reclassified from other income (loss), net, to properly reflect the sale of our interest in Tower as a discontinued operation. Taxes related to the sale of $460 previously provided for in the second quarter of 2000 and $307 identified in the fourth quarter of 2000 have been offset against the gain in the first quarter of 2000 as presented above. (ii) The extraordinary loss on early redemption of debt was restated to include an additional $413 loss that had been previously deferred and to recognize $190 previously reported as interest expense.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

   We  are  required  to  make  certain  disclosures   regarding  our  financial
instruments, including derivatives, if any.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

   Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments. Fair value for long-term debt and long-term deposits are estimated based on the current rates offered to the Company for debt and deposits with the similar terms and remaining maturities. The fair value of the Company's long-term debt and long-term deposits are not materially different from their carrying amounts. The fair value of investments is estimated based on market value. The estimation of fair value of the Company's investments (book value of $153,000 at December 31, 2000) was not practicable, although the Company believes that the estimated fair values of such investments are not materially different from their book value.

CONCENTRATIONS OF CREDIT RISK

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short and long-term bank deposits, asset-backed securities and trade receivables. The counterparty to a majority of the Company's cash equivalent deposits as well as its short and long-term bank deposits is a major financial institution of high credit standing. The counterparties to the Company's asset-backed securities consist of various major corporations of high credit standing. The Company does not believe there is significant risk of non-performance by these counterparties. Approximately 16% of the trade accounts receivable were due from a U.S. customer that pays its trade receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the large number of entities comprising the Company's customer base.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Furnished at the end of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On December 1, 2000, a representative of Deloitte & Touche LLP ("D&T") notified us that it did not wish to stand for re-election as our independent accountant for the 2000 fiscal year audit.

   The reports of D&T on our financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

   During the two most recent fiscal years and through December 1, 2000, there were no disagreements between our management and D&T as to any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreement, if not resolved to the satisfaction of D&T, would have caused it to make reference to the subject matter of the disagreement in their reports on the financial statements for such periods within the meaning of Item 304(a)(1)(iv) of Regulation S-K.

   During the most recent fiscal years and through December 1, 2000, no reportable events occurred (as defined in Item 304(a)(1)(v) of Regulation S-K).

   D&T has furnished the Registrant with a letter addressed to the Commission stating that it agrees with the above statements. A copy of this letter is included as Exhibit 16.1 to this annual report.

   On December 8, 2000, we engaged KPMG LLP to replace D&T as our independent auditors. We had not consulted with KPMG prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements or any matter that was either the subject of a disagreement or a reportable event within the meaning of Item 304(1)(1) of Regulation S-K.

   The decision to engage KPMG as our independent accountants was approved by the Audit Committee of our Board of Directors.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information relating to each of our directors and nominees for director and the information relating to our executive officers, appearing under the captions "Election of Directors - Certain Information Regarding Directors and Executive Officers," in our definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed on or before May 1, 2001 (the "2001 Proxy Statement"), is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information relating to compensation of directors and executive officers, appearing under the caption "Election of Directors-Directors' Remuneration", "Election of Directors - Employment Arrangements-Executive Compensation" in the 2001 Proxy Statement, is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information relating to security ownership, appearing under the caption "Stock Ownership" in the 2001 Proxy Statement, is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information relating to certain relationships and transactions, appearing under the caption "Certain Transactions" in the 2001 Proxy Statement, is hereby incorporated by reference.

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

     4.1 Specimen certificate for the Common Stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).

     4.2 Securities Purchase Agreement between the Registrant and Bounty Investors LLC dated as of October 12, 1999, including Form of Warrant (incorporated herein by reference to Exhibit 1 to the Registrant's Report on Form 8-K dated October 12, 1999 (the "October 1999 8-K")).

     4.3 Form of Registration Rights Agreement between the Registrant and Bounty Investors LLC dated as of October 12, 1999 (incorporated herein by reference to Exhibit 1 to October 1999 8-K).

     4.4 Warrant to Purchase Common Stock of the Registrant dated October 12, 1999.

   *10.1 Employment Agreement between the Registrant and George Morgenstern, dated as of January 1, 1997 (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K")).

   *10.2 Employment Agreement between the Registrant and Yacov Kaufman, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.22 of the Registrants Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K")).

   *10.3 1991 Stock  Option Plan  (incorporated  herein by  reference to Exhibit
         10.4 to the 1992 Registration Statement).

   *10.4 1994 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the 1995 10-K).

   *10.5 1994 Stock Option Plan for Outside Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the 1995 10-K).

    10.6 1995 Stock Option Plan for Non-management Employees (incorporated herein by reference to Exhibit 10.6 to the 1995 10-K).

10.7 Asset Purchase Agreement dated as of August 2, 2000 by and among the Registrant, International Data Operations, Inc., and Eclipse Networks, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.8    Credit   Agreement  dated  as  of  February  7,  2000  between  Comverge
        Technologies,  Inc.  and Bank Leumi USA  (incorporated  by  reference to
        Exhibit 10.12 of the 1999 10-K).

10.9 $6,000,000 Term Note of Comverge Technologies, Inc. dated as of February 7, 2000, payable to Bank Leumi USA (incorporated by reference to Exhibit
        10.13 of the 1999 10-K).

10.10 License Agreement between the Registrant and Lucent Technologies Inc. dated as of January 9, 1998 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 17, 1998).

10.11   Warrant  Repurchase   Agreement  dated  September  25,  2000  among  the
        Registrant, Bank Leumi USA and Bank Leumi le-Israel.

10.12 Agreement dated January 26, 2001 between the Registrant and Bounty Investors LLC.

10.13 Lease Agreement dated February 5, 2001 between Duke-Weeks Realty Limited Partnership and Comverge Technologies, Inc.

*10.14 Stock Option Agreements dated as of October 1, 1999 between Powercom Control Systems Ltd. and George Morgernstern, Yacov Kaufman and Harvey
        E. Eisenberg and related promissory notes dated January 3, 2000.

16.1 Letter regarding change in certifying accountant dated December 8, 2000 (incorporated by reference to the Registrant's Current Report on Form 8-K filed December 8, 2000).

    22.1 List of subsidiaries.

    23.1 Consent of KPMG LLP.

    23.2 Consent of Deloitte & Touche LLP.

----------
* This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Company participate.

(b) FINANCIAL STATEMENT SCHEDULES.

   None.

(c) REPORTS ON FORM 8-K.

   Report on Form 8-K filed December 8, 2000 relating to the change in our certifying accountant.

                                    SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on March 28, 2001.

                                             DATA SYSTEMS & SOFTWARE INC.

                                             BY   /S/ GEORGE MORGENSTERN
                                                  ----------------------
                                                    GEORGE MORGENSTERN
                                             CHAIRMAN OF THE BOARD, PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT, IN THE CAPACITIES AND ON THE DATES INDICATED.

      SIGNATURE                                   TITLE                                    DATE
      ---------                                   -----                                    ----

/S/ GEORGE MORGENSTERN        Chairman of the Board; President; Chief Executive        March 28, 2001
----------------------        Officer; and Director
  George Morgenstern

  /S/ ROBERT L. KUHN          Vice Chairman and Director                               March 28, 2001
  ------------------
    Robert L. Kuhn

   /S/ YACOV KAUFMAN          Vice President, Chief Financial Officer (Principal       March 28, 2001
   -----------------          Financial Officer and Principal Accounting Officer)      March 28, 2001
     Yacov Kaufman

/S/ HARVEY EISENBERGER        Director                                                 March 28, 2001
----------------------
  Harvey Eisenberger

  /S/ ALLEN I. SCHIFF         Director                                                 March 28, 2001
  -------------------
    Allen I. Schiff

  /S/ MAXWELL M. RABB         Director                                                 March 28, 2001
  -------------------
    Maxwell M. Rabb

   /S/ SUSAN MALLEY           Director                                                 March 28, 2001
   ----------------
     Susan Malley

  /S/ SHELDON KRAUSE          Secretary and Director                                   March 28, 2001
  ------------------
    Sheldon Krause

                          DATA SYSTEMS & SOFTWARE INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF DATA SYSTEMS & SOFTWARE INC.:


Report of KPMG LLP. ....................................................................   F-1

Report of Deloitte & Touche LLP. .......................................................   F-2

Consolidated Balance Sheets as of December 31, 1999 and December 31, 2000 ..............   F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
  for the years ended December 31, 1998, December 31,  1999 and December 31, 2000 ......   F-4

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1998, December 31, 1999 and December 31, 2000 .......   F-5

Consolidated Statements of Cash Flows
  for the years ended December 31, 1998, December 31, 1999 and December 31, 2000 .......   F-6

Notes to Consolidated Financial Statements..............................................   F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Data Systems & Software  Inc.:

   We have audited the accompanying consolidated balance sheet of Data Systems & Software Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Data Systems & Software Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Short Hills, New Jersey
March 16, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Data Systems & Software Inc.:

   We have audited the accompanying consolidated balance sheet of Data Systems & Software Inc. (the "Company") and its subsidiaries as of December 31, 1999 and the related consolidated statements of operations and comprehensive income
(loss), changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 29, 2000

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                          AS OF DECEMBER 31,
                                                       ------------------------
                                                           1999          2000
                                                       ----------    ----------
Current assets:
  Cash and cash equivalents ...........................  $ 1,379        $10,877
  Short-term interest bearing bank deposits. ..........    1,009          5,994
  Investment held for sale ............................   25,900             --
  Restricted cash .....................................      536            302
  Accounts receivable, net ............................   10,078          9,989
  Inventory ...........................................    1,249            448
  Other current assets ................................      945          1,154
                                                         -------        -------
    Total current assets ..............................   41,096         28,764
                                                         -------        -------
Investments   .........................................       --            153
Property and equipment, net ...........................    1,853          1,535
Goodwill and other intangible assets, net .. ..........    4,285          2,826
Long-term deposits  ...................................       --          6,000
Other assets  .........................................      838            543
Prepaid employee termination benefits .................    2,386          2,336
                                                         -------        -------
    Total assets  .....................................  $50,458        $42,157
                                                         =======        =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term bank debt and current maturities of
    long-term debt ....................................  $ 7,423        $   591
  Trade accounts payable ..............................    5,809          4,347
  Accrued payroll, payroll taxes and social benefits ..    1,246          1,677
  Other current liabilities. ..........................    6,588          3,971
                                                         -------        -------
    Total current liabilities .........................   21,066         10,586
                                                         -------        -------
Long-term liabilities:
  Convertible debentures ..............................    1,562             --
  Long-term debt ......................................       22          6,015
  Liability for employee termination benefits. ........    2,948          2,935
                                                         -------        -------
    Total long-term liabilities .......................    4,532          8,950
                                                         -------        -------
Commitments and contingencies (Notes 10 and 14)
Minority interests ....................................       10             40
                                                         -------        -------
Shareholders' equity:
  Common stock $.01 par value per share:
    Authorized 20,000,000 shares; issued and
      outstanding 7,923,540 and 8,035,334 shares
      at December 31, 1999 and 2000, respectively .....       79             80
  Additional paid-in capital ..........................   35,702         35,970
  Warrants ............................................      432            114
  Deferred compensation expense. ......................      (73)            --
  Accumulated deficit .................................   (8,925)        (8,813)
  Treasury stock, at cost--490,262 and 990,647
    shares at December 31, 1999 and 2000,
    respectively. .....................................   (2,365)        (4,770)
                                                         -------        -------
Total shareholders' equity. ...........................   24,850         22,581
                                                         -------        -------
Total liabilities and shareholders' equity. ...........  $50,458        $42,157
                                                         =======        =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEAR ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                      1998        1999        2000
                                                                    --------    --------    --------
Sales:
  Products ......................................................   $ 17,277    $ 20,300    $ 38,300
  Services ......................................................     19,433      19,408      19,539
                                                                    --------    --------    --------
                                                                      36,710      39,708      57,839
                                                                    --------    --------    --------
Cost of sales:
  Products ......................................................     13,945      16,705      31,415
  Services ......................................................     14,869      14,910      14,191
                                                                    --------    --------    --------
                                                                      28,814      31,615      45,606
                                                                    --------    --------    --------
    Gross profit ................................................      7,896       8,093      12,233
Research and development expenses ...............................      1,605       1,269         928
Selling, general and administrative expenses ....................     12,549      12,471      16,340
Gain on sale of division ........................................         --          --       1,144
                                                                    --------    --------    --------
  Operating loss ................................................     (6,258)     (5,647)     (3,891)
Interest income .................................................        147          61
                                                                                               1,758

Interest expense ................................................       (360)       (910)       (709)
Other loss, net .................................................     (2,172)       (306)        (50)
Minority interests ..............................................        878        (275)         --
                                                                    --------    --------    --------
  Loss from continuing operations before
    provision for income taxes ..................................     (7,765)     (7,077)     (2,892)
Provision for income taxes ......................................         35          62         171
                                                                    --------    --------    --------
  Loss from continuing operations ...............................     (7,800)     (7,139)     (3,063)
Loss from discontinued operations, net of income taxes ..........    (11,142)     (8,728)       (104)
Gain on sale of discontinued operations, net of income taxes ....      5,998          --       4,222
                                                                    --------    --------    --------
Income (loss) before extraordinary item .........................    (12,944)    (15,867)      1,055
Extraordinary loss on early redemption of debt ..................         --          --        (943)
                                                                    --------    --------    --------
  Net income (loss) .............................................    (12,944)    (15,867)        112
Other comprehensive income (loss):
  Unrealized gain on securities available for sale ..............        110        (110)         --
                                                                    --------    --------    --------
  Comprehensive income (loss) ...................................   $(12,834)   $(15,977)   $    112
                                                                    ========    ========    ========
Basic and diluted net income (loss) per share:
  Loss from continuing operations ...............................   $  (1.05)   $  (0.96)   $  (0.41)
  Discontinued operations .......................................      (0.70)      (1.17)       0.56
  Extraordinary item ............................................         --          --       (0.13)
                                                                    --------    --------    --------
  Net income (loss) per share ...................................   $  (1.75)   $  (2.13)   $   0.02
                                                                    ========    ========    ========
Weighted average number of shares outstanding--basic
   and diluted ..................................................      7,391       7,433       7,422
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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                              ACCUMULATED
                                                                                                                 OTHER
                                                             ADDITIONAL DEFERRED                                 COMPRE-
                                        NUMBER OF    COMMON   PAID-IN   COMPEN-            TREASURY ACCUMULATED  HENSIVE
                                          SHARES     STOCK    CAPITAL   SATION   WARRANTS    STOCK    DEFICIT    INCOME     TOTAL
                                        ---------    ------   -------  --------  --------  --------    -------  --------   -------
Balances December 31, 1997 .............   7,709       $77    $34,193     $  --     $  --   $(1,848)   $19,886     $  --  $ 52,308
  Common stock issued in restricted
    stock award ........................     155         1        435        --        --        --         --        --       436
  Unamortized restricted stock award
    compensation .......................      --        --         --      (436)       --        --         --        --      (436)
  Common stock issued as compensation ..      50         1        100         --       --        --         --        --       101
  Common stock issued upon exercise of
    options ............................      10        --         55        --        --        --         --        --        55
  Purchase of treasury stock ...........      --        --         --        --        --      (517)        --        --      (517)
  Amortization of restricted stock award
    compensation .......................      --        --        196       109        --        --         --        --       305
  Unrealized gain on securities
    available for sale .................      --        --         --        --        --        --         --       110       110
  Net loss .............................      --        --         --        --        --        --    (12,944)       --   (12,944)
                                           -----       ---    -------     -----      ----   -------    -------      ----  --------
Balances, December 31, 1998 ............   7,924        79     34,979      (327)       --    (2,365)     6,942       110    39,418
  Imputed interest on convertible
    debenture ..........................      --        --        377        --        --        --         --        --       377
  Beneficial conversion feature
    of convertible debenture ...........      --        --        300        --        --        --         --        --       300
  Amortization of restricted stock award
    compensation and warrants ..........      --        --         46       254        --        --         --        --       300
  Issuance of warrants .................      --        --         --        --       432        --         --        --       432
  Unrealized loss on securities
    available for sale .................      --        --         --        --        --        --         --      (110)     (110)
  Net loss .............................      --        --         --        --        --        --    (15,867)       --   (15,867)
                                           -----       ---    -------     -----      ----   -------    -------      ----  --------
Balances, December 31, 1999 ............   7,924       $79    $35,702      $(73)     $432   $(2,365)   $(8,925)     $ --  $ 24,850
  Conversion of convertible
    debentures .........................      85         1        259        --        --        --         --        --       260
  Exercise of options. .................      26        --         66        --        --        --         --        --        66
  Amortization of restricted stock
    award compensation .................      --        --         --        73        --        --         --        --        73
  Repurchase of  outstanding
    warrants ...........................      --        --        (57)       --      (318)       --         --        --      (375)
  Purchase of treasury shares ..........      --        --         --        --        --    (2,405)        --        --    (2,405)
  Net income ...........................      --        --         --        --        --        --        112        --       112
                                           -----       ---    -------     -----      ----   -------    -------      ----  --------
Balances, December 31, 2000. ...........   8,035       $80    $35,970     $  --      $114   $(4,770)   $(8,813)     $ --  $ 22,581
                                           =====       ===    =======     =====      ====   =======    =======      ====  ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER  31,
                                                                                     ---------------------------------
                                                                                       1998        1999        2000
                                                                                     --------    --------    --------
Cash flows used in operating activities:
Net income (loss)  ...............................................................   $(12,944)   $(15,867)   $    112
   Adjustments to reconcile net income (loss) to net cash used in operating
     activities--see Schedule A ..................................................      7,129      10,833      (6,257)
                                                                                     --------    --------    --------
Net cash used in operating activities ............................................     (5,815)     (5,034)     (6,145)
                                                                                     --------    --------    --------
Cash flows provided by (used in) investing activities:
   Short-term bank deposits, net .................................................     (1,179)        243      (4,985)
   Restricted cash ...............................................................      1,034         216         234
   Investment in marketable securities ...........................................     (5,898)         --          --
   Investment in long-term deposits ..............................................         --          --      (6,000)
   Proceeds from sale and maturity of marketable securities ......................      7,527       1,520          --
   Proceeds from sale of Tower ...................................................         --          --      30,889
   Net proceeds from sale of division ............................................      6,595          --       1,838
   Acquisitions of property and equipment ........................................       (929)     (1,276)       (742)
   Proceeds from sale of property and equipment ..................................        135         327         132
   Funding of termination benefits ...............................................        (16)       (190)         50
   Acquisitions of intangible assets .............................................       (504)     (4,192)        (17)
   Purchase of minority interest share of subsidiary .............................         --        (559)         --
                                                                                     --------    --------    --------
   Net cash provided by (used in) investing activities ...........................      6,765      (3,911)     21,399
                                                                                     --------    --------    --------
Cash flows provided by (used in) financing activities:
   Proceeds from issuance of common stock, net ...................................        156          --          --
   Purchase of treasury stock ....................................................       (517)         --      (2,405)
   Proceeds from sale of shares received in partial conversion of note receivable       1,871          --          --
   Proceeds from stock options exercises .........................................         --          --          66
   Repurchase of outstanding warrants ............................................         --          --        (375)
   Redemption of convertible debentures ..........................................         --          --      (2,001)
   Short-term debt, net ..........................................................     (2,064)      7,824      (6,971)
   Proceeds from long-term debt ..................................................        453          52       6,021
   Issuance of convertible debentures and warrants ...............................         --       2,000          --
   Repayments of long-term debt ..................................................     (1,270)       (555)        (91)
                                                                                     --------    --------    --------
   Net cash provided by (used in) financing activities ...........................     (1,371)      9,321      (5,756)
                                                                                     --------    --------    --------
Net increase (decrease) in cash and cash equivalents .............................       (421)        376       9,498
Cash and cash equivalents at beginning of year ...................................      1,424       1,003       1,379
                                                                                     --------    --------    --------
Cash and cash equivalents at end of year .........................................   $  1,003    $  1,379    $ 10,877
                                                                                     ========    ========    ========
Supplemental cash flow information:
   Cash paid during the year for:
     Interest ....................................................................   $    205    $    386    $    764
                                                                                     ========    ========    ========
     Income taxes ................................................................   $    195    $    106    $  3,596
                                                                                     ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

               SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                        --------------------------------
                                                                                            1998       1999       2000
                                                                                        --------     --------   --------
A. Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization ....................................................   $  1,092    $  1,351    $  1,628
   Minority interests ...............................................................       (878)        275          --
   Issuance of subsidiary shares to minority interests ..............................         --          --          30
   Gain on sale of Tower ............................................................         --          --      (4,989)
   Allowance for write-off against note receivable ..................................        610          --          --
   Allowance for bank guarantees for affiliate ......................................      1,135          --          --
   Write-off of investment in affiliates and related receivables ....................        498          --          --
   Earnings on marketable debt securities ...........................................        (30)         --          --
   Allowance for doubtful accounts ..................................................       (352)         95         254
   Deferred taxes ...................................................................         --          --         (20)
   Increase (decrease) in liability for employee termination benefits ...............        367         167         (13)
   Equity loss in affiliates ........................................................      3,908       5,102          --
   Gain on sale of segment ..........................................................     (5,998)         --      (1,144)
   Gain on sale of marketable securities ............................................       (192)       (247)         --
   Unrealized loss from write-down of investment ....................................      6,103         237          --
   Loss (gain) on sale of property, plant and equipment, net ........................        (37)         51          (4)
   Amortization of restricted stock award compensation ..............................        305         300          73
   Extraordinary loss on early redemption of debt ...................................         --          --         943
   Discount on convertible debentures ...............................................         --         300          --
   Non-cash interest expense on convertible debentures and warrants .................         --         169          37
   Other ............................................................................         19         (15)         --
   Receipt of investments for services rendered .....................................         --          --        (153)

   Changes in operating assets and liabilities, net of effect of acquisitions and disposals:
       Decrease (increase) in accounts receivable and other current assets .........       1,488      (2,914)       (601)
       Decrease (increase) in inventory ............................................        (327)       (545)      1,257
       Decrease in other assets ....................................................         227         219         297
       Increase (decrease) in accounts payable and other current liabilities .......        (809)      6,288      (3,852)
                                                                                        --------    --------    --------
                                                                                        $  7,129    $ 10,833    $ (6,257)
                                                                                        ========    ========    ========
B. Non-cash investing and financing activities:
   Receipt of capital stock in partial conversion of note receivable ................   $  1,871
                                                                                        ========
   Imputed interest on convertible debentures .......................................               $    377
                                                                                                    ========
   Unrealized gain (loss) on marketable securities available for sale ...............   $    110    $   (110)
                                                                                        =======     ========
   Adjustment of goodwill for inventory sold ........................................                           $    456
                                                                                                                ========
   Adjustments to goodwill and reduction of amounts due on acquisition for funding of
     operating costs and below-market sales contract ................................                           $    226
                                                                                                                ========
   Issuance of shares upon conversion of convertible debt ...........................                           $    260
                                                                                                                ========
   Adjustment of fixed assets to other current liabilities ..........................                           $     11
                                                                                                                ========
   Subsidiary stock issued in exchange for certain assets ...........................   $    50
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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

   (a) Description of Business

   Data Systems & Software Inc., a Delaware corporation ("DSSI"), through its subsidiaries (collectively, the "Company"), (i) provides consulting and development services for computer software and systems, (ii) is an authorized dealer and a value-added-reseller of computer hardware, and (iii) provides control products and data communication solutions for utilities. DSSI's shares are traded on the Nasdaq National Market.

   (b) Use of Estimates in Preparation of Financial Statements

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

   (c) Significant Accounting Policies

FOREIGN CURRENCY TRANSACTIONS

   The currency of the primary economic environment in which the operations of the Company are conducted is the United States dollar ("dollar"). Accordingly, DSSI and all of its subsidiaries use the dollar as their functional currency. All exchange gains and losses denominated in non-dollar currencies are reflected in other expense, net in the consolidated statement of operations when they arise. Such foreign currency gains and losses, net amounted to $150, $64 and $3 for the years ended December 31, 1998, 1999 and 2000, respectively.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

   The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated. Minority interests in net income (loss) are limited to the extent of their equity capital. Losses in excess of minority interest equity capital are charged against the Company.

RECLASSIFICATIONS

   Certain  reclassifications  have  been  made to the  Company's  prior  years'
consolidated   financial   statements   to  conform  with  the  current   year's
consolidated financial statement presentation.

CASH AND CASH EQUIVALENTS

   Cash and cash equivalents consist of cash and demand deposits in banks and short-term investments (primarily time deposits and certificates of deposit) with original maturities of three months or less.

INVENTORY

   Inventories are stated at the lower of cost or market. Cost is determined for raw materials, spare parts and supplies on the average cost method. For work in process and finished goods, cost is determined on the basis of standard costs, adjusted for variances, which approximates the first-in, first-out method of cost. For merchandise inventories, cost is determined on the first-in, first-out method.

INVESTMENTS

   Investments in which the Company owns at least 20% and not more than 50% of the voting control or affiliates over whose operating and financial policies the Company has the ability to exercise significant influence are accounted for by the equity method. Pursuant to this method, the Company includes its share of the affiliate's earnings or losses in the Company's consolidated results of operations. Investments in less than 20% of the voting control of companies or in other entities over whose operating and financial policies the Company does not have the power to exercise significant influence are accounted for by the cost method. Pursuant to this method, the Company records its investment at cost and recognizes dividends received as income from the investee company. The carrying values of investments are periodically reviewed to determine whether a decline in value is other than temporary.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--GENERAL AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   Marketable equity securities which are available for sale are recorded at fair value, and the amount of unrecognized gains or losses are recognized as a component of accumulated other comprehensive income.

PROPERTY AND EQUIPMENT

   Property and equipment are presented at cost or fair value at the date of acquisition. Depreciation and amortization is calculated based on the straight-line method over the estimated useful lives of the depreciable assets, or in the case of leasehold improvements, the lease term. Improvements are capitalized while repairs and maintenance are charged to operations as incurred.

INTANGIBLES

   Goodwill represents the excess of cost over the fair value of the net assets of subsidiaries acquired in purchase transactions. Goodwill is amortized on a straight-line basis over its estimated useful life which ranges from five to seven years.

   The costs of licensed technology are presented at estimated fair value at acquisition date. These costs are amortized on a straight-line basis over the term of the license, generally five years.

   The costs of registered patents and patents pending acquired from third parties are presented at estimated fair value at acquisition date. In addition, registration costs and fees for patents are capitalized. Registered patents costs are amortized over the estimated remaining useful life of the patents, from four to 14 years. Costs for patents pending are not amortized until they are issued.

REVENUE RECOGNITION

   Revenues from time-and-materials service contracts, maintenance agreements and other services are recognized as services are provided.

   Revenues from fixed-price service contracts are recognized as services are provided using the percentage-of-completion method as costs (primarily direct labor) are incurred, in the proportion that actual costs incurred bear to total estimated costs. Percentage-of-completion estimates are reviewed periodically, and any adjustments required are reflected in the period when such estimates are revised. Losses on contracts, if any, are recognized in the period in which the loss is determined. Fixed price projects in which the Company receives equity shares as compensation for services rendered are recorded at the fair value of the services provided, or equity received, whichever is more readily determinable.

   Revenues on the sale of products are recognized when the products are shipped. Revenue from third-party hardware and software sales is recognized upon delivery, and recorded at the gross or net amount according to the criteria established in Emerging Issues Task Force Issue No. 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent" and Staff Accounting Bulletin No. 101, as amended, "Revenue Recognition in Financial Statements."

RESEARCH AND DEVELOPMENT EXPENSES

   Research and development costs are charged to operations as incurred.

STOCK-BASED COMPENSATION

   The Company accounts for employee and director stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance therewith, the Company records compensation on fixed stock options and restricted common stock granted to employees and directors at the date of grant if the current market price of the Company's common stock exceeds the exercise price of the options and restricted common stock. Compensation expense on variable stock option grants is estimated until the measurement date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. As permitted by Statement on Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company provides pro forma net income and pro forma earnings per share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

   The Company accounts for stock-based compensation issued to consultants on a fair value basis in accordance with SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--GENERAL AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that they will not be realized.

   Income taxes associated with the undistributed earnings of a subsidiary are not provided for in accordance with Accounting Principals Board Opinion No. 23, when the Company has sufficient evidence that the subsidiary has invested or will invest the undistributed earnings indefinitely. If it is determined that the undistributed earnings of a subsidiary will be remitted in the foreseeable future, all taxes related to the remittance of such undistributed earnings are provided for in the current period as income tax expense.

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

   The carrying value of goodwill and long-lived assets is reviewed for impairment whenever events or changes in circumstances occur indicating that the net carrying amount may not be recoverable. The review is based on comparing the carrying amount of the long-lived assets to the undiscounted estimated cash flows over their remaining useful lives. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

   The Company presents basic net income (loss) per share and diluted net income
(loss) per share. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for each period presented. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants or conversion of convertible securities. However, the dilutive effects of stock options, warrants and convertible securities are excluded from the computation of diluted net income
(loss) per share if doing so would be antidilutive.

NOTE 2--DISPOSITIONS

   (a) In 1998 and 1999, DSSI owned 60% of the shares of Tower Semiconductor Holdings 1993 Ltd. ("Holdings"). Holdings' only asset was its investment in 44.8% and 45.3% of Tower Semiconductor Ltd. ("Tower") for 1998 and 1999, respectively. In December 1999, Holdings entered into an agreement to sell its interest in Tower to the 40% minority owner of Holdings for $30,889. Closing of the agreement was subject to third-party administrative approvals, which were received in January 2000. As part of the agreement, Holdings declared a dividend of $39,515 of which the Company received $23,709 (less withholding taxes of $2,964) in January 2000. In light of the pending sale, the Company's interest in Holdings was treated as a discontinued operation in the consolidated statements of operations and comprehensive income (loss) for all periods presented and was classified as an investment held for sale on the consolidated balance sheet at December 31, 1999. In addition, the Company accrued all taxes with respect to the anticipated repatriation of Tower's accumulated earnings. At December 31, 1999, the carrying value of the investment was stated at the agreed upon selling price net of equity losses for the year.

   Upon receipt of the administrative approvals, the Company received the proceeds from the sale, net of the Israeli dividend withholding tax. In 2000, the Company recorded a gain of $4,222 (net of applicable taxes of $767) with respect to this transaction.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2--DISPOSITIONS -- (CONTINUED)

   Set forth below is condensed financial information of Tower:

                                                                       AS OF
                                                                    DECEMBER 31,
                                                                    ------------
                                                                       1999
                                                                    ------------
Current assets ....................................................   $  75,453
Property and equipment ............................................      72,683
Current liabilities ...............................................      19,452
Long-term debt ....................................................      12,106
Other long-term liabilities .......................................       1,532
Shareholders' equity ..............................................     122,121

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           1998         1999
                                                        ----------    ---------
Sales ................................................   $  69,637    $  69,815
Operating loss .......................................     (23,998)     (25,166)
Net loss .............................................     (15,544)     (20,467)

   The market value of the Company's share (net of minority interest) of Holdings' investment in Tower as of December 31, 1998 was significantly below the carrying value of the equity investment as of that date. Since the decline in market price was determined to be other than temporary, the Company recorded a write-down to market value of $6,103 at December 31, 1998 with respect to this investment. This charge is included in loss from discontinued operations, net of income taxes on the consolidated statement of operations and comprehensive income (loss).

   In 1998 and 1999, the Company recorded equity losses with regard to its interest in Tower of $3,708 and $5,005, respectively. These equity losses are included in loss from discontinued operations, net of income taxes. In addition, in 1999, the Company recorded a provision for Israeli taxes of $3,723 with respect to the anticipated repatriation of subsidiary income related to the Company's sale of its interest in Tower in January 2000.

   (b) In September 2000, the Company completed the sale of substantially all the assets of its CinNetic division, included in the software development and consulting segment, for a total of $1,838 resulting in a gain of $1,144. The CinNetic division had an operating loss of approximately $505 and $315 for the years ending December 31, 1999 and 2000, respectively.

   (c) In April 1998 the Company sold certain assets and the technology related to its help desk software segment for approximately $6,595. The Company recognized a gain of approximately $5,998 before taxes in the second quarter of 1998 in connection with this transaction. This segment had an operating loss of $1,331 in 1998. In 2000, the Company recorded an additional provision of $104 with respect to additional expenses related to the discontinued help desk software segment. All amounts related to this segment are included in discontinued operations.

NOTE 3--ACQUISITIONS

   (a) In August 1999, the Company acquired the assets of the Control Systems division of Scientific-Atlanta, Inc., integrating it into the Company's utility solutions segment. The acquisition was accounted for using the purchase method. The purchase price was $4,172 (including $172 of transaction costs), of which $750 was not due until August 2000. The purchase price was subject to adjustment primarily to reflect reimbursement by Scientific-Atlanta of the cost of certain contractual obligations assumed by the Company. During 2000, the Company reduced the deferred purchase obligation by $683 to $67 reflecting the net effect of certain adjustments. As of December 31, 2000, the Company and Scientific-Atlanta have not reached agreement on the final purchase price. Further adjustments, if any, upon finalization of the purchase price will be reflected as a change to goodwill. The adjusted purchase price of $3,954 has been allocated as follows:
$2,013 to inventory, $639 to property and equipment; $248 to patents and patents pending; $20 to assumed liability and $1,074 to goodwill. Such allocation includes adjustments during 2000 to the preliminary purchase price allocation at December 31, 1999.

   (b) In April 1999, the Company purchased all of the outstanding minority interest in the Company's Decision Systems Israel subsidiary, a public company whose shares were traded on the Tel Aviv Stock Exchange, for aggregate consideration of $2,750. The Company recorded goodwill of approximately $2,200 in connection with the acquisition.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 4--ACCOUNTS RECEIVABLE, NET

   Accounts receivable, net consists of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           1998           1999
                                                         -------         ------
Trade accounts receivable ...........................    $ 9,251         $9,348
Unbilled work-in-process ............................      1,008          1,076
Allowance for doubtful accounts. ....................       (181)          (435)
                                                         -------        -------
Accounts receivable, net ............................    $10,078         $9,989
                                                         =======        =======

   Unbilled work-in-process principally represents direct labor and expenses incurred on consulting contracts that have not been invoiced to the customer as of the end of the period. Such amounts are generally billed within three months.

   Bad debt expense related to trade accounts receivable was $37, $169 and $262 for the years ended December 31, 1998, 1999 and 2000, respectively. Trade accounts receivable charged to the allowance for doubtful accounts were $74, $74 and $8 for the years ended December 31, 1998, 1999 and 2000, respectively.

NOTE 5--INVENTORY

   Inventory consists of the following:
                                                           AS OF DECEMBER 31,
                                                         ----------------------
                                                           1999           2000
                                                          ------         ------
Raw materials, spare parts and supplies ...............   $1,047           $ 35
Work in process .......................................       72             --
Finished goods and merchandise ........................      130            413
                                                          ------          -----
                                                          $1,249           $448
                                                          ======          =====

NOTE 6--OTHER CURRENT ASSETS

   Other current assets consist of the following:
                                                             AS OF DECEMBER 31,
                                                           --------------------
                                                            1999           2000
                                                           -----         ------
Prepaid expenses. .....................................     $397         $  240
Interest receivable ...................................       --            514
Other .................................................      548            400
                                                           -----         ------
 ......................................................     $945         $1,154
                                                           =====         ======

NOTE 7--INVESTMENT

   In 2000, the Company received equity shares of $153 as partial compensation for services rendered to two start-up companies. The investment is accounted for using the cost method.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 8--PROPERTY AND EQUIPMENT, NET

   Property and equipment consist of the following:

                                   ESTIMATED USEFUL LIFE     AS OF DECEMBER  31,
                                   ---------------------     ------------------
                                        (IN YEARS)           1999        2000
                                                            ------      ------
Cost:
  Computer hardware and software ...                3        $3,201      $3,463
  Office furniture and equipment ...             4-10         1,606       1,802
  Motor vehicles ...................                7           365          85
  Leasehold improvements ...........    Term of Lease           240         246
                                                             ------      ------
                                                              5,412       5,596
                                                             ------      ------
Accumulated depreciation and amortization:
  Computer hardware and software .......................      2,355       2,864
  Office furniture and equipment .......................        815         930
  Motor vehicles .......................................        193          60
  Leasehold improvements ...............................        196         207
                                                             ------      ------
                                                              3,559       4,061
                                                             ------      ------
Property and equipment, net ............................     $1,853      $1,535
                                                             ======      ======

   Depreciation and amortization in respect of property and equipment amounted to $867, $792 and $834 for 1998, 1999 and 2000, respectively.

NOTE 9--GOODWILL AND OTHER INTANGIBLE ASSETS, NET

   Goodwill and other intangible assets consists of the following:

                                                            AS OF DECEMBER 31,
                                                          ---------------------
                                                           1999           2000
                                                          ------         ------
Goodwill, net of accumulated amortization of
  $1,519 and $2,174, respectively .....................   $3,668         $2,350
License, net of accumulated amortization of
  $225 and $341, respectively. ........................      343            227
Patents, net of accumulated amortization of
  $1 and $23, respectively. ...........................      274            249
                                                          ------         ------
                                                          $4,285         $2,826
                                                          ======         ======

   Amortization in respect of goodwill, license and patents amounted to $232, $559 and $794 for 1998, 1999 and 2000, respectively.

NOTE 10--DEBT

   Debt consists of the following:
                                                            AS OF DECEMBER  31,
                                                          ---------------------
                                                           1999           2000
                                                          ------         ------
Convertible debentures (see Note 12) .................    $1,562           $ --
Bank debt. ...........................................     5,947          6,000
Lines of credit ......................................     1,395            573
Capital lease obligations ............................       103             33
                                                          ------         ------
                                                           9,007          6,606
Less current portion .................................     7,423            591
                                                          ------         ------
                                                          $1,584         $6,015
                                                          ======         ======

   Bank debt at December 31, 1999 included $5,947 borrowed to finance the acquisition described in Note 3a. The debt bears interest at prime plus 1% (9.5% at December 31, 1999) and the principal was due in August 2000. In February 2000, the Company refinanced the bank debt with a $6,000 loan. In connection with the refinancing, the Company recognized an extraordinary loss of $190 for the write-off of the unamortized premium associated with a warrant issued to the lender (see Note 15). No income tax benefit on this extraordinary item was recog-

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10--DEBT  --  (CONTINUED)

nized as the Company is in a tax loss carryforward position. The $6,000 loan principal is payable in a single installment upon maturity in February 2002 and bears interest at LIBOR plus 0.75% (7.15% at December 31, 2000) payable quarterly. The Company was required to deposit $6,000 with the lender as collateral for the loan. This deposit bears interest at a rate of 6.9% and matures in February 2002.

   At December 31, 2000, the Company had approximately $1.9 million in Israeli credit lines available. These credit lines are denominated in NIS and bear interest at an average rate of the Israeli prime rate plus 0.2% per annum. The Israeli prime rate fluctuates and as of December 31, 2000 was 9.5%.

   The Company's capital lease obligations are payable through 2004.

NOTE 11--OTHER CURRENT LIABILITIES

   Other current liabilities consists of the following:

                                                            AS OF DECEMBER  31,
                                                          ---------------------
                                                           1999           2000
                                                          ------         ------
Taxes payable .........................................   $3,723         $1,185
Lien allowance ........................................      558            558
Deferred income .......................................      324            385
Deferred acquisition costs ............................      750             47
Other .................................................    1,233          1,796
                                                          ------         ------
                                                          $6,588         $3,971
                                                          ======         ======

NOTE 12--CONVERTIBLE DEBENTURES

   In October 1999, the Company completed a $2,000 private placement of 0% Convertible Subordinated Debentures (the "Debentures"), payable in October 2001, and 100,000 warrants with an exercise price of $3.06625 to purchase common stock of the Company. In addition, the Company issued 20,000 warrants with an exercise price of $3.06625, as partial compensation to a finder in connection with the private placement. The warrants expire in October 2002. The Debentures were immediately convertible into common stock of the Company at a conversion price equal to the lower of $3.06625 and 85% of the average closing bid prices for the common stock for the five trading days preceding delivery notice of the conversion. The estimated fair value of the beneficial conversion feature of the Debentures of $300 was immediately charged to interest expense in 1999.

   The Company used the Black-Scholes valuation method to estimate the fair value of the 120,000 warrants to purchase common stock of the Company, using a risk free interest rate of 6%, an expected life of three years (which is equal to its contractual life), expected annual volatility of 63% and no expected dividends. The warrants' value of $114 reduced the carrying value of the debt and is amortized as additional interest expense over the term of the Debentures ($12 and $9 in 1999 and 2000, respectively).

   Imputed interest on the Debentures, totaling $377, based on a rate of 10%, was to be amortized over the life of the Debentures. For the years ending December 31, 1999 and 2000, $41 and $19, respectively, was amortized to interest expense with the remaining balance offset against the Debentures. The effective interest rate on the Debentures after consideration of the imputed interest and warrants issued is approximately 12%.

   In February 2000, the Company extinguished a portion of the Debentures for an aggregate redemption price of $2,001. The Company recorded an extraordinary loss of $753 due to the early redemption. No income tax benefit on this extraordinary item was recognized as the Company is in a tax loss carryforward position. The $260 unredeemed balance of the convertible debentures was converted into 84,794 shares of common stock of the Company in accordance with the terms of the Debentures.

NOTE 13--LIABILITY FOR EMPLOYEE TERMINATION BENEFITS

   Under Israeli law and labor agreements, the Company's subsidiaries in Israel are required to make severance and pension payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 13--LIABILITY FOR EMPLOYEE TERMINATION BENEFITS-- (CONTINUED)

regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. The pension plans are multi-employer and independent of the Company. Pension and severance pay costs for 1998, 1999 and 2000 of approximately $1,486, $1,355 and $1,276, respectively, were included in selling, general and administrative expenses.

NOTE 14--COMMITMENTS AND CONTINGENCIES

   (a) Leases of Property and Equipment

   Rental and leasing expenses for 1998, 1999 and 2000 amounted to $1,258, $1,463 and $1,326, respectively. Future minimum lease payments on non-cancelable operating leases as of December 31, 2000 are as follows:

            YEAR ENDING
            DECEMBER 31,
            ------------
            2001. .....................................         $ 1,270
            2002. .....................................           1,157
            2003. .....................................             816
            2004. .....................................             462
            2005. .....................................             397
            Thereafter ................................             957
                                                                 ------
                                                                 $5,059
                                                                 ======

   (b) Employee Retirement Savings Plan

   The Company sponsors a tax deferred retirement savings plan that permits eligible U.S. employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. No discretionary contributions were made for the years ended December 31, 1998, 1999 and 2000.

   (c) Guarantees

   In 1998, the Company accrued a loss for contingent performance of bank guarantees of approximately $1,135 (included in other loss, net). The Company's remaining commitment under these guarantees (included in other current liabilities) is $558 at December 31, 1999 and 2000. The Company has collateralized a portion of these guarantees by means of a deposit (classified as restricted cash) of $536 and $223 as of December 31, 1999 and 2000, respectively.

   (d) Royalties

   The Company is committed to pay royalties to the Government of Israel on proceeds from the sale of certain products in which the Government of Israel participated in the research and development by way of grants. Royalties are currently payable at a rate of 4% of the annual sales of the product. The amount payable as royalties is limited to the amount of the original grant of $595. The net amount due in respect of these grants amounted to approximately $547 at December 31, 2000.

   (e) Litigation

   The Company is involved in various legal actions and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NOTE 15--SHAREHOLDERS' EQUITY

   (a) Stock Option Plans

   The Company's stock option plans provide for the granting to officers, directors and other key employees of options to purchase shares of common stock at not less than 85% of the market value of the Company's common stock on the date of grant. The purchase price must be paid in cash. To date, the Company has issued options under the plans at exercise prices equal to the market value of the Company's com-

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 15--SHAREHOLDERS' EQUITY -- (CONTINUED)

mon stock of the date of the grant. All options expire within five to ten years from the date of the grant. The options generally vest over a two to three year period from the date of the grant. At December 31, 2000, the total authorized number of options or other equity instruments granted or available for grant under the various plans was 2,620,225.

   A summary status of the Company's option plans as of December 31, 1998, 1999 and 2000, as well as changes during each of the years then ended, is presented below:

                                                               1998                       1999                          2000
                                                     ----------------------      ----------------------      ----------------------
                                                                   WEIGHTED                    WEIGHTED                    WEIGHTED
                                                                    AVERAGE                     AVERAGE                     AVERAGE
                                                     NUMBER OF     EXERCISE      NUMBER OF     EXERCISE      NUMBER OF     EXERCISE
                                                      OPTIONS        PRICE        OPTIONS        PRICE        OPTIONS        PRICE
                                                     ---------       -----       ---------       -----       ---------       -----
                                                    (IN SHARES)                 (IN SHARES)                 (IN SHARES)
Outstanding at beginning of year ..............      1,456,067       $6.57       1,498,717       $6.39       1,723,850       $5.32
Granted .......................................         95,000       $3.49         408,450       $2.10         412,275       $5.36
Exercised .....................................        (10,000)      $5.50            --          --           (27,000)      $2.46
Forfeited .....................................        (42,350)      $6.02        (183,317)      $7.00        (554,350)      $6.38
                                                     ---------                   ---------                   ---------
Outstanding at end of year ....................      1,498,717       $6.39       1,723,850       $5.32       1,554,775       $5.01
                                                     =========                   =========                   =========
Exercisable at end of year ....................      1,309,050       $6.64       1,276,683       $5.70       1,121,406       $4.95
                                                     =========                   =========                   =========

                                                                                                              EXERCISABLE AS OF
                                                          OUTSTANDING AS OF DECEMBER 31, 2000                 DECEMBER 31, 2000
                                                   --------------------------------------------------   ----------------------------
                                                   WEIGHTED AVERAGE     WEIGHTED          WEIGHTED
                                                        NUMBER          REMAINING          AVERAGE         NUMBER         AVERAGE
RANGE OF EXERCISE PRICES                              OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
------------------------                           ---------------- ----------------   --------------   -----------   --------------
                                                      (IN SHARES)      (IN YEARS)                       (IN SHARES)
$1.80-2.00 ....................................          294,000          5.34            $   1.82          251,667     $  1.81
$2.44-3.69 ....................................          247,000          5.94                3.14          131,666        3.08
$4.50-6.00 ....................................          297,500          2.45                5.53          270,833        5.57
$6.06-7.88 ....................................          693,775          3.99                6.62          444,740        6.58
$11.13 ........................................           22,500          4.73               11.13           22,500       11.13
                                                       ---------                                        -----------
                                                       1,554,775                                          1,121,406
                                                       =========                                        ===========

   The weighted average grant-date fair value of the 95,000, 408,450 and 412,275 options granted during 1998, 1999 and 2000, respectively, amounted to $1.65, $1.60 and $2.85 per option, respectively. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

                                                    1998       1999       2000
                                                   ------     ------     ------
Risk-free interest rate .......................       5.0%       6.0%       5.0%
Expected life of options, in years ............       6.6        6.8        5.9
Expected annual volatility ....................        39%        78%        82%
Expected dividend yield .......................      None       None       None

                   DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 15--SHAREHOLDERS' EQUITY -- (CONTINUED)

   Had compensation cost for the Company's option plans been determined based on fair value at the grant dates for awards made in 1998, 1999 and 2000 under such plans in accordance with SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per share would have been as follows:

                                                    YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                 1998        1999       2000
                                              ---------   ---------   --------
Net income (loss) as reported .............   $ (12,944)  $ (15,867)  $    112
Pro forma net loss ........................     (13,010)    (16,658)      (927)
Basic net loss per share--as reported .....       (1.75)      (2.13)      0.02
Pro forma basic net loss per share ........       (1.77)      (2.24)     (0.12)
Diluted net income (loss)
  per share as reported ...................       (1.75)      (2.13)      0.01
Pro forma diluted net loss per share ......       (1.77)      (2.24)     (0.12)

   The pro forma information in the above table also gives effect to the application of SFAS No. 123 on the share option plans of the Company's subsidiary.

   (b) Warrants

   The Company has issued warrants at exercise prices equal to or greater than market value of the Company's common stock at the date of issuance. A summary of warrant activity follows:

                                                               1998                       1999                          2000
                                                     ----------------------      ----------------------      ----------------------
                                                                   WEIGHTED                    WEIGHTED                    WEIGHTED
                                                                    AVERAGE                     AVERAGE                     AVERAGE
                                                     NUMBER OF     EXERCISE      NUMBER OF     EXERCISE      NUMBER OF     EXERCISE
                                                      OPTIONS        PRICE        OPTIONS        PRICE        OPTIONS        PRICE
                                                     ---------       -----       ---------       -----       ---------       -----
                                                    (IN SHARES)                 (IN SHARES)                 (IN SHARES)
Outstanding at beginning of year ...............     197,500         $10.18       197,500        $10.18       370,000        $ 3.23
Granted ........................................          --             --       370,000          3.23            --            --
Repurchased by Company .........................          --             --            --            --      (250,000)         3.31
Forfeited ......................................          --             --      (197,500)        10.18            --            --
                                                     -------                     --------                    --------
Outstanding at end of year .....................     197,500         $10.18       370,000        $ 3.23       120,000        $ 3.07
                                                     =======                     ========                    ========

   In August 1999, the Company granted a lender 250,000 warrants to purchase common stock with an exercise price of $3.31 per share, the fair market value of the Company's common stock at the date of the grant. The warrants were to expire on August 31, 2002. In September 2000, the Company repurchased the 250,000 warrants outstanding from the lender for $1.50 per warrant.

   (c) Stock Awards

   In March 1996, the Company granted 100,000 shares of common stock to its Chief Executive Officer. The shares vested over a three-year period. Deferred compensation in the aggregate amount of $587, equal to the shares' fair value on the date of the grant, was recorded against additional paid-in capital at the date of grant, of which $196 and $46 was amortized to compensation expense during 1998 and 1999, respectively.

   In August 1998, the Company granted 155,000 shares of common stock to its Chief Executive Officer. The shares generally vest over a two-year period, except that the vesting of 20,000 of the shares may be delayed until certain performance goals have been met. These performance goals have not been met since the date of grant. Deferred compensation in the aggregate amount of $436, equal to the shares' fair value on the date of the grant, was recorded against additional paid-in capital at the date of grant, of which $109, $254 and $73 was amortized to compensation expense during 1998, 1999 and 2000, respectively.

   (d) Stock Repurchase Program

   In August 1998, the Company's Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock. In September 2000, the Company's Board of Directors authorized the purchase of up to an additional 500,000 shares of the Company's common stock. During 1998 and 2000, the Company purchased 150,900 and 500,385 of its common stock, respectively, and at December 31, 2000 owned in the aggregate 990,647 of its own shares.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 15--SHAREHOLDERS' EQUITY -- (CONTINUED)

   (e) Other

   In March 1996, the Company's Board of Directors adopted a stockholder rights plan providing for the distribution of common stock purchase rights at the rate of one right for each share of the Company's common stock held by shareholders of record as of the close of business on April 1, 1996. The rights plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's shareholders. Each right initially entitles shareholders to buy one-half of a share of common stock of the Company for $15. Generally, the right will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock.

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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 16--INCOME TAXES

   (a) Composition of loss from continuing operations before income taxes is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1998        1999        2000
                                                -------     -------     -------
Domestic ...................................    $(5,137)    $(5,809)    $(3,238)
Foreign ....................................     (2,628)     (1,268)        346
                                                -------     -------     -------
                                                $(7,765)    $(7,077)    $(2,892)
                                                =======     =======     =======

   (b)Income taxes consist of the following:

                                                     YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1998        1999        2000
                                                -------     -------     -------
Current:
  Federal ..................................    $    --     $    --     $    --
  State and local ..........................         (8)         35          46
  Foreign ..................................         52          22         145
                                                -------     -------     -------
                                                     44          57         191
                                                -------     -------     -------
Deferred:
  Federal ..................................         --           5          --
  State and local ..........................         (9)         --         (20)
  Foreign ..................................         --          --          --
                                                -------     -------     -------
                                                     (9)          5         (20)
                                                -------     -------     -------
Income tax from continuing operations ......         35          62         171

Income tax expense from :
  Discontinued operations * ................         --       3,723          --
  Gain on sale of discontinued operations ..         --          --         767
                                                -------     -------     -------
  Total income tax expense .................    $    35     $ 3,785     $   938
                                                =======     =======     =======

----------

* Represents a provision for Israeli taxes with respect to the anticipated repatriation of subsidiary income related to the Company's sale of its interest in Tower in January 2000 (see Note 2).

   (c) Effective Income Tax Rates

   Set forth below is a reconciliation between the federal tax rate and the Company's effective income tax rates:

                                                     YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1998        1999       2000
                                                -------     -------    -------
Statutory federal rates ....................         34%         34%        34%
Increase (decrease) in income tax rate
  resulting from:
Non-deductible expenses ....................          5          --         (7)
State and local income taxes, net ..........          2           9          7
Net operating loss carryforward ............         (5)          4         16
Other ......................................          1          (3)        (8)
Valuation allowance ........................        (37)        (45)       (48)
                                                -------     -------    -------
Effective income tax rates .................          0%         (1)%       (6)%
                                                =======     =======    =======

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 16--INCOME TAXES -- (CONTINUED)

   (d) Analysis of Deferred Tax Assets (Liabilities)

   Deferred tax assets (liabilities) consist of the following:

                                                             AS OF DECEMBER 31,
                                                           --------------------
                                                              1999        2000
                                                           --------     -------
Accelerated depreciation for tax purposes .............    $     11     $    15
Intangible asset basis differences ....................          59          47
Other temporary differences ...........................       1,231         901
Net operating and capital loss carryforwards ..........      10,315       5,882
Alternative minimum tax credit carryforwards ..........       3,693         371
                                                           --------     -------
                                                             15,309       7,216
Valuation allowance ...................................     (15,309)     (7,196)
                                                           --------     -------
Net deferred tax asset ................................    $     --     $    20
                                                           ========     =======
Net deferred tax assets consist of the following:

                                                            AS OF DECEMBER 31,
                                                           ---------------------
                                                             1999        2000
                                                           --------     -------
Deferred tax assets--current ..........................    $     --     $    18
Deferred tax assets--non-current ......................          --           2
Deferred tax liabilities ..............................          --          --
Net deferred tax asset ................................    $     --     $    20
                                                           ========     =======

   Until 1999, due to the history of losses in the Company's operations, a valuation allowance was established against all deferred tax assets. Currently, no valuation allowance is established for the Company's operations which are reasonably expected to utilize their deferred tax assets. Valuation allowances relate principally to net operating loss and capital loss carryforwards and foreign tax credit carryforwards. The change in the valuation allowance in 1999 and 2000 was an increase of $5,121 and a decrease of $8,113, respectively.

   (e) Summary of Tax Loss Carryforwards

   As of December 31, 2000, the Company had various net operating loss carryforwards, which expire as follows:

EXPIRATION                                        FEDERAL      STATE     FOREIGN
                                                   ------     -------     ------
2001-2002 ....................................     $   --     $   720     $   --
2003-2004 ....................................         --       6,973         --
2005-2007 ....................................         --       7,207         --
2020 .........................................      1,178          --         --
Unlimited ....................................         --          --      8,555
                                                   ------     -------     ------
Total ........................................     $1,178     $14,900     $8,555
                                                   ======     =======     ======

NOTE 17--RELATED PARTY BALANCES AND TRANSACTIONS

   Other assets include a loan, bearing interest at an annual rate of 7%, to its Chief Executive Officer. The balance of this loan, including interest, was approximately $511 at December 31, 1999. The loan was repaid in full in 2000. The Company paid consulting and other fees to directors of $108, $97 and $5 for the years ended December 31, 1998, 1999 and 2000, respectively, which is included in selling, general and administrative expenses. Approximately $92, $32 and $(22) was recorded as an expense reimbursement from an affiliate during the years ended December 31, 1998, 1999 and 2000, respectively, and was reflected as a reduction (increase) of selling, general and administrative expenses. The Company paid legal fees for services rendered and out-of-pocket disbursements to a firm in which a director is a principal, of approximately $410, $494 and $474 for the years ended December 31, 1998, 1999 and 2000, respectively. Approximately $176 and $55, owed to this firm as of December 31, 1999 and 2000, respectively, was included in other current liabilities. The Company paid the director of operations of one of its subsidiaries, who is the son of the Company's Chief Executive Officer, approximately $122, $132 and $280 for the years ending December 31, 1998, 1999 and 2000, respectively.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 18--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

   (a) General Information

   The Company has three reportable segments: consulting and development services; computer hardware sales; and utility solutions.

   (i)  The  consulting  and  development  services  segment  provides  computer
software  and  systems  consulting  and  development   services,   primarily  to
high-technology customers.

   (ii) The computer hardware segment is an authorized dealer and value added reseller of computer hardware.

   (iii)  The  utility   solutions   segment  develops  load  control  and  data
communication solutions for utilities.

   The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Similar operating segments that operate in different countries are aggregated into one reportable segment in accordance with the provisions of SFAS 131.

   (b) Information about Profit or Loss and Assets

   The accounting policies of all the segments are those described in the summary of significant accounting policies. The Company evaluates performance based on the profit or loss from operations before income taxes not including nonrecurring gains and losses.

   The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company does not systematically allocate assets to the divisions of the subsidiaries constituting its consolidated group, unless the division constitutes a significant operation. Accordingly, where a division of a subsidiary constitutes a segment that does not meet the quantitative thresholds of SFAS 131, depreciation expense is recorded against the operations of such segment, without allocating the related depreciable assets to that segment. However, where a division of a subsidiary constitutes a segment that does meet the quantitative thresholds of SFAS 131, related depreciable assets, along with other identifiable assets, are allocated to such division.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 18--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION  -- (CONTINUED)

   The following tables represent segmented data for the years ended December 31, 2000, 1999 and 1998:

                                      CONSULTING AND
                                        DEVELOPMENT   UTILITY      COMPUTER
                                         SERVICES     SOLUTIONS    HARDWARE     OTHER(*)      TOTAL
                                          -------      -------      -------      ------      -------
Year ended December 31, 2000:
Revenues from external customers ....     $18,977      $17,105      $21,515      $  204      $57,801
Intersegment revenues ...............          58        1,507          215          --        1,780
Interest revenue ....................          59            3           --          --           62
Interest expense ....................         136          412           --          --          548
Depreciation and amortization .......         362          833           38           6        1,239
Segment profit (loss) ...............       1,530       (3,216)         726          41         (919)
Income tax expense  (benefit) .......         107            9          (13)         --          103
Segment assets ......................       7,324        4,534        4,937          64       16,859
Expenditures for segment assets .....         358          361           17          --          736

Year ended December 31, 1999:

Revenues from external customers ....     $18,784      $ 5,061      $15,218      $  285      $39,348
Intersegment revenues ...............         597          167           40          --          804
Interest revenue ....................          43           --           --          --           43
Interest expense ....................         233            1            5          --          239
Depreciation and amortization .......         416          516           48          15          995
Segment profit (loss) ...............        (832)      (3,297)         328          64       (3,737)
Equity in net income of investees ...         (98)          --           --          --          (98)
Income tax expense ..................          60            1           10          --           71
Segment assets ......................       7,748        6,829        5,352           6       19,935
Expenditures for segment assets .....         286          954           28          --        1,268

Year ended December 31, 1998:

Revenues from external customers ....     $18,640      $   212      $16,374      $1,124      $36,350
Intersegment revenues ...............         124           --           22         159          305
Interest revenue ....................          57           --           --          --           57
Interest expense ....................         235            2            9          --          246
Depreciation and amortization .......         458          359           45          72          934
Segment profit (loss) ...............       5,742       (3,428)       1,514        (957)       2,871
Loss on note ........................         418           --           --          --          418
Equity in net income of investees ...        (198)          --           --          --         (198)
Income tax expense (benefit) ........          20           --          (43)         --          (23)
Segment assets ......................       9,992        1,544        3,659          26       15,221
Expenditures for segment assets .....         301          591           30          --          922

----------

* Represents three segments below the quantitative thresholds of SFAS 131, as follows: in 2000, a VAR software operation in Israel, a holding company, and residual operations from the Company's multimedia software segment; in 1999, a VAR software operation in Israel and residual operations from the multimedia software segment; and in 1998, a VAR software operation in Israel and an Internet database venture. The 1998 operations from the multimedia software segment also have been included in "other" so as to be comparable with the current year's presentation.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 18--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION  -- (CONTINUED)

   (c) Reconciliations

   The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended December 31, 1998, 1999 and 2000:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1998        1999        2000
                                               --------    --------    --------
Revenues:
Total revenues for reportable segments .....   $ 35,226    $ 39,063    $ 57,597
Other operational segment revenues .........      1,124         285         204
Revenue from management fee derived
  by non-operating segment (corporate
  headquarters) ............................        360         360          38
                                               --------    --------    --------
Total consolidated revenues ................   $ 36,710    $ 39,708    $ 57,839
                                               ========    ========    ========
Operating income (loss):
Total operating loss for reportable
  segments .................................   $ (2,601)   $ (3,417)   $   (369)
Other operational segment operating
  income (loss) ............................       (603)         64          41
Unallocated amounts: Net loss of
  corporate headquarters ...................     (3,054)     (2,294)     (3,563)
                                               --------    --------    --------
Total consolidated operating loss ..........   $ (6,258)   $ (5,647)   $ (3,891)
                                               ========    ========    ========

                                                             AS OF DECEMBER 31,
                                                             -------------------
                                                                1999        2000
                                                             -------     -------
Assets:
Total assets for reportable segments ...................     $19,929     $16,795
Unallocated amounts: Net assets of
  corporate headquarters * .............................      30,529      25,362
                                                             -------     -------
Total consolidated assets ..............................     $50,458     $42,157
                                                             =======     =======

----------

* Unallocated assets in 2000 include cash and cash equivalents of $10,395 as well as investments in short and long-term bank deposits of $11,994.

   Unallocated assets in 1999 include the Tower investment (net of minority interest) of $25,900 at December 31, 1999 (see Note 2).

                                               SEGMENT              CONSOLIDATED
                                               TOTALS   ADJUSTMENTS    TOTALS
                                               -------  ----------- ------------
Other Significant Items:
Year ended December 31, 2000
Depreciation and amortization ..............   $ 1,239    $   389     $ 1,628
Expenditures for assets ....................       736          6         742
Income tax expense .........................       103         68         171
Income tax expense for
  discontinued operations ..................        --        767         767
Year ended December 31, 1999
Depreciation and amortization ..............   $   995    $   356     $ 1,351
Expenditures for assets ....................     1,268          8       1,276
Equity in net income of investees ..........       (97)    (5,004)     (5,101)
Income tax expense (benefit) ...............        71         (9)         62
Income tax expense for
  discontinued operations ..................        --      3,723       3,723

   The reconciling items are all corporate headquarters data, which are not included in the segment information. The reconciling item to adjust equity in net income of investees in 1999 is the Company's share of Tower's loss. The reconciling item to adjust income tax expense in 1999 is the tax expense related to the anticipated repatriation of subsidiary income related to the Company's sale of its interest in Tower. None of the other adjustments are significant.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 18--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION  -- (CONTINUED)

   (d) Geographic Information

                                                        YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                       1998      1999      2000
                                                     -------   -------   -------
Revenues based on location of customer:

Israel ...........................................   $14,637   $15,401   $15,431
United States ....................................    22,073    23,579    41,659
Far East .........................................        --       708       226
Other ............................................        --        20       523
                                                     -------   -------   -------
                                                     $36,710   $39,708   $57,839
                                                     =======   =======   =======

                                                                      AS OF
                                                                   DECEMBER 31,
                                                                ----------------
                                                                  1999      2000
                                                                ------      ----
Long-lived assets located in the following countries:

Israel .....................................................    $  852      $775
United States ..............................................     1,001       760

   (e) Major Customers

REVENUES FROM MAJOR CUSTOMERS               CONSOLIDATED SALES
                                          YEAR ENDED DECEMBER  31,
                         -------------------------------------------------------
CUSTOMER SEGMENT                  1998             1999             2000
----------------         ------------------- ---------------- ------------------
                                     % OF             % OF               % OF
                                     TOTAL            TOTAL              TOTAL
                         REVENUES  REVENUES REVENUES REVENUES REVENUES REVENUES
                         --------  -------- -------- -------- -------- --------
A  Computer hardware ...  $ 5,930    15.8%   $   90     0.2%   $  331     0.6%
B  Computer hardware ...    4,470    11.9     5,651    14.2     5,084     8.8
                          -------    ----    ------    ----    ------    ----
                          $10,400    27.7%   $5,741    14.4%   $5,415     9.4%
                          =======    ====    ======    ====    ======    ====

NOTE 19--FINANCIAL INSTRUMENTS

   (a) Fair Value of Financial Instruments

   Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments. Fair values for long-term debt and long-term deposits are estimated based on the current rates offered to the Company for debt and deposits with the similar terms and remaining maturities. The fair value of the Company's long-term debt and long-term deposits are not materially different from their carrying amounts. The fair value of investments is estimated based on market value. The estimation of fair value of the Company's investments (book value of $153 at December 31, 2000) was not practicable, although the Company believes that the estimated fair values of such investments are not materially different from their book values.

   (b) Concentrations of Credit Risk

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short and long-term bank deposits, asset-backed securities and trade receivables. The counterparty to a majority of the Company's cash equivalent deposits as well as its short and long-term bank deposits is a major financial institution of high credit standing. The counterparties to the Company's asset-backed securities consist of various major corporations of high credit standing. The Company does not believe there is significant risk of non-performance by these counterparties. Approximately 16% of the trade accounts receivable at December 31, 2000 were due from a U.S. customer that pays its trade receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the large number of entities comprising the Company's customer base.