Form 10-K/A
period 2000-12-31
DATA SYSTEMS & SOFTWARE INC
filed 2001-04-30
CIK 880984

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               AMENDMENT NO. 1 ON
                                   FORM 10-K/A
                          TO ANNUAL REPORT ON FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2000


Commission file number 0-19771


                         DATA SYSTEMS AND SOFTWARE INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                                   22-2786081
----------------------------------------                    -------------------
(State or other jurisdiction of                                (I.R.S. employer
incorporation or organization)                              identification no.)

200 Route 17, Mahwah, New Jersey                                     07430
----------------------------------------                             -------
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code (201) 529-2026
                                                   ----------------

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

[X] Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant at March 26, 2001 was approximately $31.2 million. Such aggregate market value was calculated by using the closing price of the stock on that date on the Nasdaq National Market.

Number of shares outstanding of the registrant's common stock, as of March 26, 2001: 7,044,687.

                      Documents incorporated by reference:

None.

                          DATA SYSTEMS & SOFTWARE INC.
                         AMENDMENT NO. 1 ON FORM 10-K/A
                                TABLE OF CONTENTS

                                                                            PAGE

PART III

 Item 10   Directors and Executive Officers of the Registrant..............  2

 Item 11   Executive Compensation..........................................  4

 Item 12   Security Ownership of Certain Beneficial Owners and
           Management......................................................  9

 Item 13   Certain Relationships and Related Transactions.................. 10

           Signatures...................................................... 11

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is certain information concerning the nominees for director and the executive officers and key employees of the Company:

Name                   Age   Position
----                   ---   --------
George Morgenstern     67    Director; Chairman of the Board, President and
                             Chief Executive Officer of DSSI; Chairman of the
                             Board and Acting President of the Company's
                             Decision Systems Israel Ltd. subsidiary ("DSI
                             Israel"); Chairman of the Board of the Company's
                             Comverge Technologies, Inc. subsidiary ("Comverge")

Robert L. Kuhn         56    Director; Vice Chairman of the Board of DSSI

Yacov Kaufman          43    Vice President and Chief Financial Officer of DSSI;
                             Vice President and Chief Financial Officer of DSI
                             Israel; Chief Financial Officer of Comverge

Harvey Eisenberger     56    Director

Sheldon Krause         45    Director and Secretary

Susan L. Malley        52    Director

Maxwell M. Rabb        90    Director

Allen I. Schiff        55    Director

Frank Magnotti         40    President of Comverge

Shlomie Morgenstern    38    Vice President - Operations

     GEORGE MORGENSTERN has been Chairman of the Board since June 1993, and has been President and Chief Executive Officer of DSSI since its incorporation in 1986. Since January 1999, Mr. Morgenstern has also served as Acting President of DSI Israel. Mr. Morgenstern also serves as Chairman of the Board of DSI Israel and as Chairman of the Board of Comverge.

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

     YACOV KAUFMAN has been Vice President and Chief Financial Officer of DSSI since February 1996. Mr. Kaufman has also served as a Vice President of DSI Israel since 1992 and as Chief Financial Officer of DSI Israel since 1990. Mr. Kaufman also serves and Chief Financial Officer of Comverge.

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

     FRANK MAGNOTTI has been the President of Comverge since October 1997. From 1993 to 1997, Mr. Magnotti was the founder and General Manager of the Utility Solutions Division of Lucent Technologies, Inc.

     SHLOMIE MORGENSTERN has been Vice President-Operations of the Company since February 2000. Since 1996, Mr. Morgenstern has been employed by the Company in various administrative capacities. Mr. Morgenstern is the son of George Morgenstern, Chairman of the Board, President and Chief Executive Officer of the Company.


      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). These persons are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that during 2000 all applicable filing requirements were complied with by its executive officers and directors.

Item 11.  EXECUTIVE AND DIRECTOR COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth for the periods indicated information concerning the compensation of the Chief Executive Officer and the three other officers of the Company who received in excess of $100,000 in salary and bonus during 2000.

                                            SUMMARY COMPENSATION TABLE

                                                                      Long Term                     All Other
                                    Annual Compensation           Compensation Awards            Compensation ($)
                                  ----------------------    -------------------------------      ----------------
                                                                                 Securities
Name and                                                    Restricted Stock     Underlying
Principal Position       Year     Salary ($)   Bonus ($)       Awards ($)        Options (#)
------------------       ----     ----------   ---------    ----------------     -----------
George Morgenstern       1998      427,600        --           435,000(1)            --              146,000
Chief Executive Officer  1999      434,700        --              --                 (2)             195,280
                         2000      446,568      550,000           --                                 193,931(3)


Yacov Kaufman            1998      124,200        --              --                 --               25,725
Chief Financial Officer  1999      127,200        --              --                 (4)              22,000
                         2000      150,870       31,958           --                                  27,415(5)


Shlomie Morgenstern      1998      122,700        --              --                 --                --
Vice President           1999      131,400        --              --                 --                --
                         2000      160,000      100,000           --                 --                --

Frank Magnotti           1998      143,500        --              --                 --                --
President, Comverge      1999      158,000        --              --                 --                --
Technologies, Inc.       2000      175,400        --              --                 --                --

(1) Represents the fair market value of 155,000 shares of Common Stock awarded in a restricted stock award pursuant to the Company's 1994 Stock Incentive Plan, valued at the market price for the Common Stock on the date of the award. The shares vested over a two-year period, commencing August 1998.

(2) In 1999, Mr. Morgenstern was also awarded options to purchase shares which after the combination of the Company's Comverge and Powercom subsidiaries represented 0.5% of the outstanding stock of Comverge, at an aggregate exercise price of $9,925. Mr. Morgenstern also serves as Chairman of Comverge.

(3) Consists of (i) $111,640 in contributions to a non-qualified retirement fund, (ii) $24,275 in life insurance premiums, (iii) $42,260 paid for accrued vacation (iv) $6,000 in director's fees and (v) $9,756 with respect to the imputed value of automobile fringe benefits.

(4) In 1999, Mr. Kaufman was also awarded options to purchase shares which after the combination of the Company's Comverge and Powercom subsidiaries represented 0.5% of the outstanding stock of Comverge, at an aggregate exercise price of $9,925. Mr. Kaufman also serves as CFO of Comverge.

(5) Represents primarily contributions to severance and pension funds. These contributions are made on substantially the same basis as those made on behalf of all Israeli employees.

     The following tables summarize (i) the options granted in 2000 to the executive officers named in the Summary Compensation Table above, (ii) the potential value of these options at the end of the option term assuming certain levels of appreciation of the Company's Common Stock, (iii) the number of shares acquired by such named executive officers upon the exercise of options in 2000 and the value realized thereon, and (iv) the number and value of all options held by such executive officers at the end of 2000.

                            OPTION/SAR GRANTS IN 2000

                                                                                            Potential Realizable Value
                                                                                            at Assumed Annual Rates of
                                                                                             Stock Price Appreciation
                                                Individual Grants(1)                           for Option Terms (2)
                             ----------------------------------------------------------     --------------------------
                                              % of Total
                               Number of       Options
                              Securities      Granted to
                              Underlying       Employees                    Exercise or
                                Options        in Fiscal      Base Price     Expiration
Name                          Granted (#)      Year (%)       ($/Share)         Date          5% ($)         10% ($)
----                          -----------    ------------     -----------   -----------       ------         -------
Yacov Kaufman                  20,000(3)         4.9%          $6.375         5/17/05         35,226          77,840
George Morgernstern            97,250(3)        23.6%          $6.375         5/17/05         174,583        386,817

----------

(1)  The Company did not grant any stock appreciation rights (SARs) in 2000.

(2) The dollar amounts under these columns are the result of calculations at the 5% and 10% compounded annual appreciation rates prescribed by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future price appreciation, if any, of the Common Stock.

(3) These options represent extensions of options previously granted and scheduled to expire in April 2000. Such options were extended under their original terms, subject to an additional vesting period. These options became exercisable on December 31, 2000.

                       AGGREGATED OPTION EXERCISES IN 2000
                     AND FISCAL YEAR END STOCK OPTION VALUES

                            Number of                 Number of Securities Underlying
                             Shares                          Unexercised Options             Value of Unexercised
                            Acquired                          at Year End (#)            In-the-Money Options ($) (1)
                              Upon         Value       ------------------------------    ---------------------------
                            Exercise     Realized
           Name                (#)          ($)        Exercisable      Unexercisable    Exercisable   Unexercisable
           ----             --------     --------      -----------      -------------    -----------   -------------
George Morgenstern              --           --           347,250           100,000            --             --
Yacov Kaufman                   --           --           116,667           33,333          73,080          49,200
Shlomie Morgernstern          7,500       13,639          29,167            13,333           3,263          17,013

----------

(1) Based on the closing price for the Common Stock on December 31, 2000, of $4.188.


COMPENSATION OF DIRECTORS

     Each director of the Company is paid $1,000 for each meeting which such director attends and is reimbursed for associated out-of-pocket expenses. Dr. Schiff is paid an additional $24,000 per annum for his service as Chairman of the Audit Committee and Compensation Committee, plus additional amounts in the event of special committee assignments, and was paid a total of $31,000 in 2000 in connection with his service on the Board of Directors and Board committees. Dr. Kuhn was paid an additional $50,000 in 2000 in connection with his service as Vice Chairman of the Company. Dr. Malley was paid a total of $14,000 in 2000 in connection with her service on the Board of Directors and Board committees. Mr. Eisenberger was paid a total of $11,000 in 2000 in connection with his service on the Board of Directors.

     In addition to the director's fees described above, at the last Annual Meeting of Stockholders each member of the Board of Directors who was not an employee of the Company (Mr. Krause, Ambassador Rabb, Dr. Malley and Dr. Schiff) was granted options to purchase 7,500 shares of Common Stock at an exercise price of $4.69 per share (the fair market value of the Common Stock on such date). These options were granted pursuant to the Company's 1994 Stock Option Plan for Outside Directors described below.

     The Company's 1994 Stock Option Plan for Outside Directors provides for awards of non-qualified options to directors of the Company who are not employees of the Company or its affiliates and who meet certain other eligibility criteria. Pursuant to the plan, (i) upon first election or appointment to the Board of Directors, each newly elected eligible director is granted an option to purchase 7,500 shares of Common Stock and (ii) immediately following each Annual Meeting of Stockholders of the Company, each eligible director will generally be granted an option to purchase 7,500 shares of Common Stock. Options granted under the plan have an exercise price per share equal to the fair market value of the Common Stock on the date of issuance and are exercisable beginning on the first anniversary of the date of the grant until the earliest of (a) ten years from the date of grant, (b) one year from the date on which an optionee ceases to be an eligible director and (c) the date an optionee ceases to be a director (90 days thereafter if due to death or disability). The maximum number of shares of Common Stock in respect of which awards may be granted under the plan is 200,000, of which 177,500 non-expired options have been granted to date.

     In addition to serving as a director of the Company, Mr. Eisenberger also serves as an employee of the Company's Comverge subsidiary and was paid approximately $92,000 during 2000 in connection with such employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The mandate of the Compensation Committee of the Board of Directors of the Company encompasses all matters related to compensation, including determination of stock option and other stock-based compensation and review and approval of employment terms and compensation of executive officers. Certain matters related to the compensation of the Chief Executive Officer are also considered by the full Board of Directors.

     The following persons served both as members of the Board of Directors and officers or employees of the Company in 2000: George Morgenstern (Chairman of the Board, President and Chief Executive Officer), Dr. Kuhn (Vice Chairman of the Board), Mr. Krause (Secretary) and Harvey Eisenberger, who is employed by the Company's Comverge subsidiary. During 2000, no member of the Board of Directors who was also an officer of the Company participated in any deliberations of the Board of Directors or any committee thereof relating to his own compensation or to the compensation of any person to whom he is related. Except as described above, each member of the Board of Directors participated in 2000 in deliberations of the Board of Directors concerning executive officer compensation. For information concerning transactions with the Company in which directors or officers may be deemed to have an interest, see "Certain Relationships and Related Transactions" below.

EMPLOYMENT ARRANGEMENTS

     George Morgenstern serves as Chairman of the Board, President and Chief Executive Officer of the Company pursuant to an employment agreement which commenced on January 1, 1997 and was amended in March 2001, to extend through December 31, 2002 (the "Employment Agreement"). The Employment Agreement provides for a salary of $420,000 per annum (subject to annual review by the Board and an annual cost of living adjustment commencing in 1998) plus contributions to a nonqualified retirement fund equal to 25% of his base salary. Mr. Morgenstern's compensation pursuant to the Employment Agreement also includes the use of two company automobiles, premium payments on a life insurance policy owned by Mr. Morgenstern and other fringe benefits.

     Pursuant to the Employment Agreement, Mr. Morgenstern may at any time prior to December 31, 2002, elect to terminate his employment with the Company and thereafter to continue to serve the Company as a consultant for a period (the "Consulting Period") ending on December 31 of the seventh year following the year in which he first commences to serve as a consultant. During the Consulting Period, Mr. Morgenstern would be entitled to receive an annual consulting fee plus contributions to a nonqualified retirement fund and fringe benefits on the same basis as during the term of his employment as described above. Mr. Morgenstern's annual consulting fee during the Consulting Period would be equal to 50% of his annual salary in effect immediately prior to the Consulting Period through the end of the fourth calendar year of the Consulting Period, and 25% of such annual salary for the remainder of the Consulting Period (subject in all cases to an annual cost of living adjustment). However, if Mr. Morgenstern elects to become a consultant following a breach by the Company of its obligations under the Employment Agreement or following a change in control of the Company (as defined in the Employment Agreement), Mr. Morgenstern would be entitled to receive his full annual salary until December 31, 2002, and thereafter to receive an annual consulting fee as described above for the balance of the Consulting Period. The Company is obligated under the Employment Agreement to fund at the beginning of the Consulting Period all amounts to become payable to Mr. Morgenstern for consulting services and to fund upon his death all amounts payable to his estate. During the term of the Employment Agreement (including any Consulting Period), Mr. Morgenstern may not engage in a business that is in substantial and direct competition with the business of the Company or any of its subsidiaries.

     In addition to the compensation provided for Employment Agreement, in January 2000 the Company awarded Mr. Morgenstern a bonus in the amount of $550,000, at least half of which was to be used to reduce the balance of his outstanding loan from the Company discussed below under "Certain Related Party Transactions." The Board also approved an additional bonus of up to $300,000, $150,000 of which would have been payable only upon completion of an equity financing of the Company's Comverge subsidiary of at least $10 million by December 31, 2000 (which condition was not satisfied), and $150,000 of which is payable only if Mr. Morgenstern remains employed full-time as President and Chief Executive Officer of the Company through December 31, 2001. Under terms approved by the Board, at least one-half of any bonus paid was to be used to reduce any then outstanding balance of the Company's loan to Mr. Morgenstern. In February, the Board of Directors approved a purchase by the Company of an aggregate of up to $300,000 of the Common Stock from Mr. Morgenstern at fair market value, provided that the proceeds from such purchases be applied to reduce the balance of his loans. The loans were fully repaid during the first quarter of 2000, from the bonus and from the proceeds of sales by Mr. Morgenstern of Common Stock to the Company on February 2, 2000 and March 2, 2000 at then current market prices.

     Yacov Kaufman serves as Vice President and Chief Financial Officer of the Company and of DSI Israel pursuant to an employment agreement entered into with the Company on January 1, 1999. Although the employment agreement with Mr.
Kaufman expired by its terms on December 31, 2000 and has not been formally renewed, the Company continues to employ Mr. Kaufman, and Mr. Kaufman continues to serve as Vice President and Chief Financial Officer of the Company and of DSI Israel, pursuant to the terms of such employment agreement.

     The stock option agreements with the Company's executive officers generally provide for accelerated vesting in the event of a "Change in Control of the Company" (as defined in such agreements).

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and the notes thereto set forth information, as of March 31, 2001 (except as otherwise set forth herein), concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of Common Stock by (i) each director of the Company, (ii) each of the executive officers of the Company named in the Summary Compensation Table under "Executive and Director Compensation" and (iii) all executive officers and directors of the Company as a group. Except as indicated, the Company is not aware of any person that is the beneficial owner of more than 5% of the outstanding Common Stock of the Company.

                                             Number of Shares      Percentage of
Name and Address of                           of Common Stock      Common Stock
Beneficial Owner(1)(2)                     Beneficially Owned(2)  Outstanding(2)
----------------------                     ---------------------  --------------
George Morgenstern                               683,104(3)            9.36%
Howard Gutzmer                                   479,015(4)            6.97%
  5550 Oberlin Drive
  San Diego, CA 92121
Dimensional Fund Advisors Inc.                   514,700(5)            7.49%
  1299 Ocean Avenue
  Santa Monica, CA 90401
Robert L. Kuhn                                   372,656(6)            5.29%
Yacov Kaufman                                    116,667(7)            1.70%
Harvey Eisenberger                                10,000(7)             *
Sheldon Krause                                    51,000(8)             *
Susan L. Malley                                   22,500(7)             *
Hon. Maxwell M. Rabb                              50,000(7)             *
Allen I. Schiff                                   50,200(9)             *
Shlomie Morgenstern                               29,167(7)             *
Frank Magnotti                                        --                --
All executive officers and directors of the
Company as a group (9 people)                  1,385,294              17.78%

----------

*    Less than 1%

(1)  Unless otherwise indicated, business address is in care of the Company.

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. Percentage information is based on the 6,869,787 shares outstanding as of April 25, 2001.

(3) Consists of (i) 255,854 shares held by Mr. Morgenstern, including 20,000 shares received by Mr. Morgenstern pursuant to a restricted stock grant which are not yet fully vested, and (ii) 427,250 currently exercisable options held by Mr. Morgenstern.

(4) As of December 31, 1999, based on information in a Schedule 13G filed by such person on May 2, 2000.

(5) As of December 31, 2000, based on information in a Schedule 13G filed by such person on February 2, 2001.

(6) Consists of 192,656 shares and 180,000 currently exercisable options held by Dr. Kuhn.

(7)  Consists of currently exercisable options.

(8) Consists of 1,000 shares and 50,000 currently exercisable options held by Mr. Krause.

(9) Consists of 200 shares and 50,000 currently exercisable options held by Dr. Schiff.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1996 and 1997, the Company made a loan to George Morgenstern, its Chairman, President and Chief Executive Officer. The principal of and interest on such loan was payable in installments as follows: (i) 105 bi-weekly payments of $3,000 each, commencing January 1998, (ii) four annual payments of $72,000 each, commencing December 1998, and (iii) a final payment on December 31, 2001 in an amount equal to the then remaining outstanding balance of the loan plus accrued and unpaid interest. In addition, in 1998, the Company made a loan to Mr. Morgenstern in the amount of $63,000 in connection with the payment of income tax relating to the vesting of a restricted stock award. During 2000, the highest total aggregate balance of loans to Mr. Morgenstern was $511,000. The loans were fully repaid during the first quarter of 2000, from the bonus described and the proceeds of sales by Mr. Morgenstern of Common Stock to the Company at then current market prices described above.

     During 2000, the Company paid approximately $474,000 for legal services rendered and reimbursement of out-of-pocket expenses to Ehrenreich Eilenberg & Krause LLP, a law firm in which Sheldon Krause, a director and Secretary of the Company, is a member. Such fees related to services rendered by Mr. Krause and other members and employees of his firm, as well as certain special and local counsel retained and supervised by his firm who performed services on behalf of the Company. Mr. Krause is the son-in-law of George Morgenstern, Chairman, President and Chief Executive Officer of the Company.

     As reported on the Summary Compensation Table above, Shlomie Morgenstern, the son of George Morgenstern, Chairman, President and Chief Executive Officer of the Company, received compensation during 2000 in connection with his positions as Vice President - Operations.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on April 30, 2001.


                                      DATA SYSTEMS & SOFTWARE INC.



                                      By: /s/ Sheldon Krause
                                         ----------------------------
                                           Sheldon Krause, Secretary