Form 10-K/A
period 2000-12-31
DATA SYSTEMS & SOFTWARE INC
filed 2001-05-15
CIK 880984

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               AMENDMENT NO. 2 ON
                                   FORM 10-K/A
                          TO ANNUAL REPORT ON FORM 10-K

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

Number of shares outstanding of the registrant's common stock, as of March 26, 2001: 6,869,787.

                      Documents incorporated by reference:

None.

                          DATA SYSTEMS & SOFTWARE INC.
                         AMENDMENT NO. 2 ON FORM 10-K/A
                                TABLE OF CONTENTS

                                                                            PAGE

Explanatory Note ..........................................................  2


PART II

 Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................   3

           Signature......................................................   9

                                EXPLANATORY NOTE


     This Amendment No. 2 on Form 10-K/A to the registrant's Annual Report on Form 10-K is being filed to amend certain of the information presented under the heading "Summary Quarterly Financial Data (Unaudited)" in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                                                                   1999                                     2000
                                                  --------------------------------------   --------------------------------------
                                                  FIRST    SECOND     THIRD     FOURTH     FIRST    SECOND     THIRD     FOURTH
                                                 QUARTER   QUARTER   QUARTER    QUARTER   QUARTER   QUARTER   QUARTER    QUARTER
                                                 -------   -------   -------    -------   -------   -------   -------    -------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales .......................................... $ 7,676    $ 8,265   $ 9,217   $14,550   $14,722   $ 15,790   $15,006   $12,321
Cost of sales ..................................   5,910      6,552     7,743    11,410    11,435     12,229    11,865    10,077
                                                 -------    -------   -------  --------   -------   --------   -------   -------
Gross profit ...................................   1,766      1,713     1,474     3,140     3,287      3,561     3,141     2,244
Research and development expenses ..............     309        272       196       492       394        146       158       230
Selling, general and administrative expenses ...   2,790      2,872     2,919     3,890     4,700      3,853     3,805     3,982
Gain on sale of division .......................      --         --        --        --        --         --     1,144        --
                                                 -------    -------   -------  --------   -------   --------   -------   -------
Operating income (loss) ........................  (1,333)    (1,431)   (1,641)   (1,242)   (1,807)      (438)      322    (1,968)
Interest income (expenses), net ................     (16)       190      (156)     (867)      141        332       217       359
Other income (loss), net .......................     151       (219)     (267)       29       (75)      (114)       48        91
Minority interests .............................      18         91        95      (479)       --         --        --        --
                                                 -------    -------   -------  --------   -------   --------   -------   -------
Income (loss) from continuing operations before
  provision (benefit) for income taxes .........  (1,180)    (1,369)   (1,969)   (2,559)   (1,741)      (220)      587    (1,518)
Provision (benefit) for income taxes ...........      37        (25)       20        30        51         25        55        40
                                                 -------    -------   -------  --------   -------   --------   -------   -------
Income (loss) from continuing operations .......  (1,217)    (1,344)   (1,989)   (2,589)   (1,792)      (245)      532    (1,558)
Loss from discontinued operations, net of
  income taxes .................................  (1,489)    (1,738)   (1,115)   (4,386)       --       (104)       --        --
Gain on sale of discontinued operations,
  net of income taxes ..........................      --         --        --        --     4,222         --        --        --
                                                 -------    -------   -------  --------   -------   --------   -------   -------
Income (loss) before extraordinary item ........  (2,706)    (3,082)   (3,104)   (6,975)    2,430       (349)      532    (1,558)
Extraordinary loss on  early redemption of debt       --         --        --        --      (943)        --        --        --
                                                 -------    -------   -------  --------   -------   --------   -------   -------
Net income (loss). ............................. $(2,706)   $(3,082)  $(3,104) $ (6,975)  $ 1,487   $   (349)  $   532   $(1,558)
                                                 =======    =======   =======  ========   =======   ========   =======   =======
Basic net income (loss) per share:
  Income (loss) from continuing operations ..... $ (0.16)   $ (0.18)  $ (0.27) $  (0.35)  $ (0.24)  $  (0.04)  $  0.07   $ (0.22)
  Discontinued operations ......................   (0.20)     (0.23)    (0.15)    (0.59)     0.56      (0.01)       --        --
  Extraordinary item ...........................      --         --        --        --     (0.12)        --        --        --
                                                 -------    -------   -------  --------   -------   --------   -------   -------
  Net income (loss) per share--basic ........... $ (0.36)   $ (0.41)  $ (0.42) $  (0.94)  $  0.20   $  (0.05)  $  0.07   $ (0.22)
                                                 =======    =======   =======  ========   =======   ========   =======   =======
Weighted average number of shares
  outstanding--basic ...........................   7,433      7,433     7,433     7,433     7,460      7,470     7,462     7,297
                                                 =======    =======   =======  ========   =======   ========   =======   =======
Diluted net income (loss) per share:
  Income (loss) from continuing operations ..... $ (0.16)   $ (0.18)  $ (0.27) $  (0.35)  $ (0.24)  $  (0.04)  $  0.07   $ (0.22)
  Discontinued operations ......................   (0.20)     (0.23)    (0.15)    (0.59)     0.56      (0.01)       --        --
  Extraordinary item ...........................      --         --        --        --     (0.12)        --        --        --
                                                 -------    -------   -------  --------   -------   --------   -------   -------
Net income (loss) per share--diluted ........... $ (0.36)   $ (0.41)  $ (0.42) $  (0.94)  $  0.20   $  (0.05)  $  0.07   $ (0.22)
                                                 =======    =======   =======  ========   =======   ========   =======   =======
Weighted average number of shares
  outstanding--diluted .........................   7,433      7,433     7,433     7,433     7,460      7,470     7,926     7,297
                                                 =======    =======   =======  ========   =======   ========   =======   =======

   The quarterly financial data for the first three quarters of 2000 reported above differ from the data for these periods previously reported by us on Form 10-Q as described below:

                                                           FIRST QUARTER         SECOND QUARTER         THIRD QUARTER
                                                        -------------------   -------------------   -------------------
                                                        PREVIOUSLY    AS      PREVIOUSLY    AS      PREVIOUSLY    AS
                                                         REPORTED  ADJUSTED    REPORTED  ADJUSTED    REPORTED  ADJUSTED
                                                        ---------- --------   ---------- --------   ---------- --------
Income (loss) from continuing operations ..............   $3,115   $(1,792)     $ (807)   $ (245)      $ 518     $ 532
Discontinued operations ...............................       --     4,222        (104)     (104)         --        --
Extraordinary item ....................................     (340)     (943)         --        --          --        --
                                                          ------   -------      ------    ------       -----     -----
Net income (loss) .....................................   $2,775   $ 1,487      $ (911)   $ (349)      $ 518     $ 532
                                                          ======   =======      ======    ======       =====     =====
Basic net income (loss) per share:
  Income (loss) from continuing operations ............   $ 0.42   $ (0.24)     $(0.11)   $(0.04)      $0.07     $0.07
  Discontinued operations .............................       --      0.56       (0.01)    (0.01)         --        --
  Extraordinary item ..................................    (0.05)    (0.12)         --        --          --        --
                                                          ------   -------      ------    ------       -----     -----
Net income (loss) per share ...........................   $ 0.37   $  0.20      $(0.12)   $(0.05)      $0.07     $0.07
                                                          ======   =======      ======    ======       =====     =====
Diluted net income (loss) per share:
  Income (loss) from continuing operations ............   $ 0.42   $ (0.24)     $(0.11)   $(0.04)      $0.07     $0.07
  Discontinued operations .............................       --      0.56       (0.01)    (0.01)         --        --
  Extraordinary item ..................................    (0.05)    (0.12)         --        --          --        --
                                                          ------   -------      ------    ------       -----     -----
  Net income (loss) per share .........................   $ 0.37   $  0.20      $(0.12)   $(0.05)      $0.07     $0.07
                                                          ======   =======      ======    ======       =====     =====

     The differences between the amounts previously reported and as adjusted principally related to: (i) The gain on sale of discontinued operations, net of taxes of $4,222 has been reclassified from other income (loss), net, to properly reflect the sale of our interest in Tower as a discontinued operation. Taxes related to the sale of $460 previously provided for in the second quarter of 2000 and $307 identified in the fourth quarter of 2000 have been offset against the gain in the first quarter of 2000 as presented above. (ii) The extraordinary loss on early redemption of debt was restated to include an additional $413 loss that had been previously deferred and $190 previously reported as interest expense.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on May 14, 2001.


                                      DATA SYSTEMS & SOFTWARE INC.



                                      By: /s/ Sheldon Krause
                                         ----------------------------
                                           Sheldon Krause, Secretary