Form 10-Q
period 2001-03-31
DATA SYSTEMS & SOFTWARE INC
filed 2001-05-15
CIK 880984

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 COMMISSION FILE NUMBER 0-19771

                     -------------------------------------

                          DATA SYSTEMS & SOFTWARE INC.
               (Exact name of registrant as specified in charter)

                     -------------------------------------




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

                                 |X| Yes |_| No

Number of shares outstanding of the registrant's common stock, as of May 11, 2001: 6,869,787

================================================================================

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


   Consolidated Balance Sheets
          as of December 31, 2000 and March 31, 2001.......................  1

   Consolidated Statements of Operations
           for the three month periods ended March 31, 2000 and 2001 ......  2

   Consolidated Statement of Changes in Shareholders' Equity
          for the three month period ended  March 31, 2001 ................  3

   Consolidated Statements of Cash Flows
          for the three month periods ended March 31, 2000 and 2001 .......  4

   Notes to Consolidated  Financial  Statements ...........................  5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................  7

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ................................  9

SIGNATURES        ......................................................... 10



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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)




                                                                            AS OF         AS OF
                                                                        DECEMBER 31,     MARCH 31,
                                ASSETS                                      2000           2001
                                                                                        (UNAUDITED)
                                                                        ----------      -----------
Current assets:
     Cash and cash equivalents........................................  $  10,877        $   7,045
     Short-term interest bearing bank deposits and debt securities....      5,994            7,241
     Restricted cash..................................................        302            6,313
     Trade accounts receivable, net...................................      9,989           10,366
     Inventory........................................................        448              315
     Other current assets ............................................      1,154            1,594
                                                                        ---------        ---------
   Total current assets...............................................     28,764           32,874

Investments...........................................................        153              203

Property and equipment, net...........................................      1,535            1,530

Goodwill and other intangible assets, net.............................      2,826            2,668

Long-term deposits....................................................      6,000                -

Other assets..........................................................        543              618

Prepaid employee termination benefits.................................      2,336            2,356
                                                                        ---------        ---------
    Total assets......................................................  $  42,157        $  40,249
                                                                        =========        =========
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term debt and current maturities of long-term debt.........  $     591        $   6,296
     Trade accounts payable...........................................      4,347            4,787
     Accrued payroll, payroll taxes and social benefits...............      1,677            1,957
     Other current liabilities........................................      3,971            4,014
                                                                        ---------        ---------
         Total current liabilities....................................     10,586           17,054
                                                                        ---------        ---------

Long-term liabilities:
     Long-term debt...................................................      6,015               12
     Liability for employee termination benefits......................      2,935            3,222
                                                                        ---------        ---------
         Total long-term liabilities..................................      8,950            3,234
                                                                        ---------        ---------
Minority interests....................................................         40               40
                                                                        ---------        ---------
Shareholders' equity:
     Common stock - $.01 par value per share:
         Authorized 20,000,000 shares; Issued and
         outstanding - 8,035,334 and 8,042,334
         shares at December 31, 2000
         and March 31, 2001, respectively.............................         80               80
     Additional paid-in capital.......................................     35,970           35,986
     Warrants.........................................................        114              114
     Accumulated deficit..............................................     (8,813)         (10,680)
     Treasury stock, at cost - 990,647 and 1,172,547 shares at
         December 31, 2000 and March 31, 2001, respectively...........     (4,770)          (5,579)
                                                                        ---------        ---------
Total shareholders' equity............................................     22,581           19,921
                                                                        ---------        ---------
         Total liabilities and shareholders' equity...................  $  42,157        $  40,249
                                                                        =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (unaudited)

                      (in thousands, except per share data)




                                                                THREE MONTHS ENDED MARCH 31,
                                                                    2000*          2001
                                                                ------------   ------------
Sales:
     Products ..................................................  $  9,382       $  9,253
     Services ..................................................     5,340          3,976
                                                                  --------       --------
                                                                    14,722         13,229
                                                                  --------       --------
Cost of sales:
     Products ..................................................     7,537          7,402
     Services ..................................................     3,898          3,016
                                                                  --------       --------
                                                                    11,435         10,418
                                                                  --------       --------
     Gross profit ..............................................     3,287          2,811
Research and development expenses ..............................       394            482
Selling, general and administrative expenses ...................     4,700          4,303
                                                                  --------       --------
     Operating loss ............................................    (1,807)        (1,974)
Interest income ................................................       286            384
Interest expense ...............................................      (145)          (189)
Other expense, net .............................................       (75)           (61)
                                                                  --------       --------
     Loss from continuing operations
       before provision for income taxes .......................    (1,741)        (1,840)
Provision for income taxes .....................................        51             27
                                                                  --------       --------
     Loss from continuing operations ...........................    (1,792)        (1,867)
Gain on sale of discontinued operations, net of income taxes ...     4,222             --
                                                                  --------       --------
     Income (loss) before extraordinary item ...................     2,430         (1,867)
Extraordinary loss on early redemption of debt .................       943             --
                                                                  --------       --------
     Net income (loss) .........................................  $  1,487       $ (1,867)
                                                                  ========       ========

Basic and diluted income (loss) per share:
     Loss from continuing operations ...........................  $  (0.24)      $  (0.27)
     Discontinued operations ...................................      0.56             --
     Extraordinary item ........................................     (0.12)            --
                                                                  --------       --------
     Net income (loss) per share ...............................  $   0.20       $  (0.27)
                                                                  ========       ========
Weighted average number of shares
 outstanding - basic and diluted ...............................     7,460          6,964
                                                                  ========       ========


(*) Certain amounts restated or reclassified; see Note 3.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

                                 (in thousands)



                                                       ADDITIONAL
                              NUMBER OF     COMMON      PAID-IN                  TREASURY    ACCUMULATED
                               SHARES       STOCK       CAPITAL      WARRANTS      STOCK       DEFICIT      TOTAL
                             ----------- ----------- ------------  ----------- ----------- ------------- ------------
Balances as of
   January 1, 2001                8,035       $  80     $35,970        $ 114    $(4,770)      $(8,813)     $22,581

Exercise of options                   7           -          16            -           -             -          16

Purchase of treasury shares           -           -           -            -       (809)             -        (809)

Net loss                              -           -           -            -           -       (1,867)      (1,867)
                             ----------- ----------- ------------  ----------- ----------- ------------- ------------

Balances as of
   March 31, 2001                 8,042  $       80     $35,986        $ 114    $(5,579)     $(10,680)     $19,921
                             =========== =========== ============  =========== =========== ============= ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                             (dollars in thousands)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                         2000*               2001
                                                                                       --------            --------

Cash flows used in operating activities:
     Net income (loss) ..............................................................  $  1,487            $ (1,867)
     Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
         Depreciation and amortization ..............................................       435                 353
         Issuance of subsidiary shares to minority interests ........................        87                  --
         Gain on sale of investment held for sale ...................................    (4,989)                 --
         Allowance for doubtful accounts ............................................       192                  --
         Increase in liability for employee termination benefits ....................        55                 287
         Loss on sale of property, plant and equipment ..............................        --                  10
         Amortization of restricted stock award compensation ........................        64                  --
         Extraordinary loss on early redemption of debt .............................       943                  --
         Non-cash interest expense on convertible debentures and warrants ...........        37                  --
         Receipt of investments for services rendered ...............................        --                 (50)

         Change in operating assets and liabilities:
            Decrease (increase) in accounts receivable and other current assets .....        37                (817)
            Decrease in inventory ...................................................       750                 133
            Decrease (increase) in other assets .....................................       437                 (75)
            Increase (decrease) in accounts payable and other current liabilities ...    (2,695)                763
                                                                                       --------            --------
         Net cash used in operating activities ......................................    (3,160)             (1,263)
                                                                                       --------            --------
Cash flows provided by (used in) investing activities:
     Short-term bank deposits, net ..................................................    (9,982)                (96)
     Restricted cash ................................................................       245                 (11)
     Investment in long-term deposits ...............................................   (11,246)                 --
     Investment in debt securities ..................................................        --              (1,151)
     Acquisitions of property and equipment .........................................      (222)               (196)
     Proceeds from sale of property and equipment ...................................        21                  --
     Proceeds from sale of Tower ....................................................    30,889                  --
     Funding of termination benefits ................................................       (61)                (20)
     Acquisition of intangible assets ...............................................        (9)                 (4)
                                                                                       --------            --------
         Net cash provided by (used in) investing activities ........................     9,635              (1,478)
                                                                                       --------            --------
Cash flows provided by (used in) financing activities:
     Short-term debt, net ...........................................................    (5,782)               (295)
     Proceeds of long-term debt .....................................................     6,013                  --
     Repayments of long-term debt ...................................................       (20)                 (3)
     Proceeds from stock options exercises ..........................................        23                  16
     Purchase of treasury stock .....................................................      (300)               (809)
     Redemption of convertible debentures ...........................................    (2,001)                 --
                                                                                       --------            --------
         Net cash used in financing activities ......................................    (2,067)             (1,091)
                                                                                       --------            --------
Net increase (decrease) in cash and cash equivalents ................................     4,408              (3,832)
Cash and cash equivalents at beginning of period ....................................     1,379              10,877
                                                                                       --------            --------
Cash and cash equivalents at end of period ..........................................  $  5,787            $  7,045
                                                                                       ========            ========
Supplemental cash flow information:
     Cash paid during the period for:
         Interest ...................................................................  $    404            $    127
                                                                                       ========            ========
         Income taxes ...............................................................  $  3,019            $     32
                                                                                       ========            ========
     Non-cash activities:
        Issuance of shares from conversion of convertible debt ......................  $    260
                                                                                       ========

(*) Certain amounts restated or reclassified; see Note 3.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (dollars in thousands)


NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Data Systems & Software Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

DEBT SECURITIES

         Debt securities at March 31, 2001 consist of U.S. Treasury, asset-backed and corporate debt securities. The Company classifies its debt securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

         Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in operations. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from operations and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

         A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. All investment in debt securities are classified as trading or held-to-maturity and are recorded in short-term interest bearing bank deposits and debt securities in the consolidated balance sheet at March 31, 2001.

DERIVATIVE INSTRUMENTS

         In June 1998 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No. 133, respectively, which establish accounting and reporting standards for all derivative instruments and hedging activities. These statements require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those investments at fair value. The Company's adoption of these pronouncements on January 1, 2001 had no effect on the Company's consolidated results of operations, financial position and financial disclosures, as the Company had no derivatives or embedded derivatives requiring separate accounting and disclosure. In addition, the Company does not engage in hedging activities of foreign currency.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (dollars in thousands)

NOTE 3: RESTATEMENT OF PREVIOUSLY REPORTED RESULTS

     The financial data for the first quarter of 2000 differs from the data previously reported by us on Form 10-Q as described below:

                                                       Previously         As
                                                        reported       adjusted
                                                        ---------     ---------
Income (loss) from continuing operations (1) .........  $   3,115     $  (1,792)
Gain on sale of discontinued operations (2) ..........         --         4,222
Extraordinary loss on early redemption of debt (3) ...       (340)         (943)
                                                        ---------     ---------
Net income ...........................................  $   2,775     $   1,487
                                                        =========     =========

Basic income (loss) per share:
   Income (loss) from continuing operations ..........  $    0.42     $   (0.24)
   Discontinued operations ...........................         --          0.56
   Extraordinary item ................................      (0.05)        (0.12)
                                                        ---------     ---------
   Net income per share ..............................  $    0.37     $    0.20
                                                        =========     =========

(1) The gross gain on the sale of our interest in Tower of $4,989 has been reclassified from other income (loss), net, to discontinued operations, to properly reflect the sale as a discontinued operation (see (2) below). In addition, $82 originally classified as interest expense was reclassified as extraordinary loss.

(2) The gain on sale of discontinued operations, net of taxes of $4,222 has been reclassified from other income (loss), net, to properly reflect the sale of our interest in Tower as a discontinued operation. Taxes related to the sale of $460 previously provided for in the second quarter of 2000 and $307 identified in the fourth quarter of 2000 have been offset against the gain in the first quarter of 2000.

(3) The extraordinary loss on early redemption of debt was restated to include an additional $521 loss that had been previously deferred and $82 that had originally been classified as interest expense.


NOTE 4: SEGMENT INFORMATION


                                     CONSULTING
                                        AND
                                    DEVELOPMENT     UTILITY    COMPUTER
                                      SERVICES     SOLUTIONS    HARDWARE    OTHER(*)     TOTAL
                                    ------------  -----------  ----------   ---------  ----------
Three months ended March 31, 2001:
Revenues from external customers       $3,780      $3,389      $6,014        $46      $13,229
Intersegment revenues                       3         314          25          -          342
Segment profit (loss)                    (378)     (1,122)        257         (8)      (1,251)

Three months ended March 31, 2000:
Revenues from external customers       $5,058      $4,441      $5,124        $69      $14,692
Intersegment revenues                     182         244          16          -          442
Segment profit (loss)                      (2)       (849)        230         12         (609)

-----------
  (*) Represents operations of a VAR software operation in Israel that did not meet the quantitative thresholds of FAS 131.

RECONCILIATION OF SEGMENT PROFIT TO CONSOLIDATED NET PROFIT (LOSS)
Three months ended March 31, 2001:
Total loss for reportable segments                         $ (1,243)
Other operational segment loss                                   (8)
                                                           --------
Total                                                                   (1,251)
Unallocated amounts: Net loss of corporate headquarters                   (616)
                                                                       -------
Total consolidated net loss                                            $(1,867)
                                                                       =======

Three months ended March 31, 2000:
Total loss for reportable segments                         $   (621)
Other operational segment profit                                 12
                                                           --------
Total                                                                     (609)

Unallocated amounts: Net profit of corporate headquarters*               2,096
                                                                       -------
Total consolidated net income                                           $1,487
                                                                       =======

---------------------

  (*) Includes a gain, net of income taxes, of $4,222 from the sale of Tower shares and an extraordinary loss of $943 on early redemption of debt.

                         DATA SYSTEMS AND SOFTWARE INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed at "Item 1. Description of Business Factors That May Influence Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K").

      During the periods included in this report, we operated in three reportable segments: utility solutions, computer hardware and computer consulting and development services. The following analysis should be read together with the segment information provided in Note 4 to the interim financial statements included in this quarterly report.

CONSULTING AND DEVELOPMENT SERVICES

      Sales in this segment declined throughout the last half of 2000 and into the first quarter of 2001. Although we are increasing our marketing efforts and are actively pursuing additional business, we do not expect significant improvement in the next few quarters due to the impact of the downturn in the hi-tech industry on demand for consulting and development services.

UTILITY SOLUTIONS

     Sales of the segment declined in the second half of 2000. Sales improved in the first quarter of 2001 over sales in the immediately preceding quarter but remained below the level of the first quarter of 2000. Gross profit margins of the segment improved due to an improved sales mix. We expect these trends to continue into the second quarter, although visibility is limited by the uncertainty related to energy deregulation in the U.S.

COMPUTER HARDWARE

     Sales and profits in the computer hardware segment continued at the levels of the immediately preceding quarter, and were better than those of the first quarter of 2000. We expect second quarter 2001 results to be in line with those of the first quarter of 2001.

RESULTS OF OPERATIONS

      The following table sets forth certain information with respect to the results of operations of the Company for the three months ended March 31, 2000 and 2001, including the percentage of total revenues during each period attributable to selected components of operations statement data and for the period to period percentage changes in such components.



                                                               Three months ended March 31,
                                                  ---------------------------------------------  Change from
                                                         2000*                    2001          2000 to 2001
                                                  --------------------    -------------------- --------------
                                                   ($,000)   % of sales     ($,000)   % of sales   % of 2000
                                                  --------    --------     --------     --------   ---------
Sales                                             $14,722         100%     $13,229         100%         (10)%
Cost of sales                                      11,435          78       10,418          79           (9)
                                                  --------     --------    --------     --------

Gross profit                                        3,287          22        2,811          21          (14)
R&D expenses                                          394           3          482           3           22
SG&A expenses                                       4,700          32        4,303          33           (8)

                                                  --------     --------    --------     --------
Operating loss                                     (1,807)        (12)      (1,974)        (15)           9
Interest income (expense), net                          1         195            1          38
                                                                                                        141
Other expense, net                                    (75)         (1)         (61)          0          (19)
                                                  --------     --------    --------     --------
Loss from continuing operations before             (1,741)        (12)      (1,840)        (14)           6
provision for income taxes
Provision for income taxes                             51           -           27           0          (47)
                                                  --------     --------    --------     --------
Loss from continuing operations                    (1,792)        (12)      (1,867)        (14)           4
Gain on sale of discontinued operations, net
of income taxes                                     4,222          28            -           -          100
                                                  --------     --------    --------     --------
Income (loss) before extraordinary item             2,430          16       (1,867)        (14)        (177)
Extraordinary loss on early redemption of debt
                                                     (943)         (6)           -           -         (100)
                                                  --------     --------    --------     --------
Net income (loss)                                  $1,487          10%     $(1,867)        (14)%       (226)%
                                                  ========     ========    ========     ========


(*) Certain amounts restated or reclassified: see Note 3 to the the interim financial statements included in this quarterly report.

     SALES. The $1.5 million decrease in sales in the first quarter of 2001, as compared to the same quarter in 2000, was attributable to a $1.3 million decrease in sales from the consulting and development services segment and a $1.1 million decrease in sales from the utility solutions segment, offset by a $890,000 increase in computer hardware sales. The decrease in sales of the consulting and development services segment was primarily attributable to a decrease in the number of consultants, both in the US and in Israel. The decrease in utility solutions sales in the first quarter of 2001 as compared to the first quarter of 2000, was due to non-recurring sales during the 2000 period of backlog and component inventory sold at cost, purchased as part of the acquisition of the Scientific-Atlanta Control System Division.

     GROSS PROFIT. The 14% decrease in gross profit and the decrease in gross profit margin, was primarily due to the decrease in sales and increase in lower margin computer hardware sales in the first quarter of 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The decrease in SG&A was due primarily to a $470,000 decrease in corporate expenses, as compared with SG&A of the first quarter of last year which included non-recurring bonuses of $550,000 partially offset by increases in SG&A in the utilities solutions segment due to increased marketing activity.

     GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF INCOME TAXES. The gain, net of taxes, in the first quarter of 2000, was from the sale of our Tower investment.

FINANCIAL CONDITION

     As of March 31, 2001 we had working capital of $15.8 million, including non-restricted cash, cash equivalents and short-term interest bearing deposits and debt securities of $14.3 million. In February 2000 we took a $6 million term loan from a bank which is secured by a $6 million bank deposit.. The loan bears interest at a rate of LIBOR plus 0.75% per annum and is repayable in a single payment in February 2002. The changes on our balance sheet as of March 31, 2001 as compared to our balance sheet as of December 31, 2001 in restricted cash, long-term deposits, short-term debt and long-term debt reflects the change in the classification of this loan from long-tern to short-term debt. In addition, during the first quarter of 2001 we acquired 181,900 of our own shares at a cost of $809,000.

     We believe we now have adequate liquidity to finance our activities for the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we are exposed to fluctuations in interest rates so we seek debt financing to make capital expenditures. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposures. Since December 31, 2000, we have invested $851,000 in debt securities with maturities in excess of one year. These debt securities are classified as trading securities and expose us to interest rate risk with respect to the effect fluctuations of market interest rates have on the valuation of these securities.

                           PART II - OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1  Contract  for  Asset   Management   Services   between  the
                     Registrant and Malley Associates Capital Management, Inc.

          (b)  Reports on Form 8-K

               None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.


                             DATA SYSTEMS & SOFTWARE INC.

Dated:  May 15, 2001

                             By:  /s/ Yacov Kaufman
                                 -------------------
                                 Yacov Kaufman
                                 Chief Financial Officer