Form 10-Q
period 2001-06-30
DATA SYSTEMS & SOFTWARE INC
filed 2001-08-07
CIK 880984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 COMMISSION FILE NUMBER 0-19771

     ----------------------------------------------------------------------





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

                                 (201) 529-2026
               Registrant's telephone number, including area code
               --------------------------------------------------





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            |X| Yes                                      |_| No

         Number of shares outstanding of the registrant's common stock, as of July 31, 2001: 6,961,653
================================================================================

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

PART I.  Financial Information

Item 1.  Consolidated Financial Statements


         Consolidated Balance Sheets
             as of December 31, 2000 and June 30, 2001....................... 1

         Consolidated Statements of Operations
             for the three and six month periods
             ended June 30, 2000 and 2001 ................................... 2

         Consolidated Statement of Changes in Shareholders' Equity
             for the six month period ended  June 30, 2001 .................. 3

         Consolidated Statements of Cash Flows
             for the six month periods ended June 30, 2000 and 2001 ......... 4

         Notes to Consolidated  Financial  Statements ....................... 5

Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations ............... 9

PART II. Other Information

Item 1.   Legal Proceedings .................................................13

Item 4.   Submission of Matters to a Vote of Security Holders................13

Item 6.   Exhibits and Reports on Form 8-K ..................................13

Signatures ..................................................................14



Certain statements contained in this report are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as "the Company \ we expect(s)", "the Company \ we anticipate(s)", "the Company \ we believe(s)", "the Company \ we estimate(s)" and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Registrant.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                         AS OF
                                                            AS OF      JUNE 30,
                                ASSETS                   DECEMBER 31,    2001
                                                            2000     (UNAUDITED)
                                                          --------    ---------
Current assets:
  Cash and cash equivalents ..........................    $ 10,877     $  5,758
  Short-term interest bearing bank deposits
    and debt securities ..............................       5,994        6,763
  Restricted cash ....................................         302        6,307
  Trade accounts receivable, net .....................       9,989       10,063
  Inventory ..........................................         448          609
  Other current assets ...............................       1,154        1,634
                                                          --------     --------
      Total current assets ...........................      28,764       31,134

Investments ..........................................         153          283

Property and equipment, net ..........................       1,535        1,771

Goodwill and other intangible assets, net ............       2,826        2,506

Long-term deposits ...................................       6,000           --

Other assets .........................................         543          508

Prepaid employee termination benefits ................       2,336        2,426
                                                          --------     --------
  Total assets .......................................    $ 42,157     $ 38,628
                                                          ========     ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt and current maturities of
    long-term debt ...................................    $    591     $  6,581
  Trade accounts payable .............................       4,347        5,290
  Accrued payroll, payroll taxes and social benefits .       1,677        1,885
  Other current liabilities ..........................       3,971        3,668
                                                          --------     --------
      Total current liabilities ......................      10,586       17,424
                                                          --------     --------

Long-term liabilities:
  Long-term debt .....................................       6,015           10
  Liability for employee termination benefits ........       2,935        3,136
                                                          --------     --------
    Total long-term liabilities ......................       8,950        3,146
                                                          --------     --------
Commitments and contingencies

Minority interests ...................................          40           40
                                                          --------     --------
Shareholders' equity:
  Common stock - $.01 par value per share:
    Authorized 20,000,000 shares; Issued - 8,035,334
      and 8,111,534 shares at December 31, 2000 and
      June 30, 2001, respectively ....................          80           81
  Additional paid-in capital .........................      35,970       36,155
  Warrants ...........................................         114          114
  Accumulated deficit ................................      (8,813)     (12,783)
  Treasury stock, at cost - 990,647 and 1,161,214
    shares at December 31, 2000 and June 30, 2001,
    respectively .....................................      (4,770)      (5,549)
                                                          --------     --------
      Total shareholders' equity .....................      22,581       18,018
                                                          --------     --------
      Total liabilities and shareholders' equity .....    $ 42,157     $ 38,628
                                                          ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)

                                                                              SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                                  JUNE 30,                         JUNE 30,
                                                                        -------------------------         -------------------------
                                                                          2000*            2001             2000*             2001
                                                                        --------         --------         --------         --------
Sales:
     Products ......................................................    $ 19,841         $ 18,201         $ 10,459         $  8,948
     Services ......................................................      10,671            7,597            5,331            3,621
                                                                        --------         --------         --------         --------
                                                                          30,512           25,798           15,790           12,569
                                                                        --------         --------         --------         --------
Cost of sales:
     Products ......................................................      15,862           14,385            8,325            6,983
     Services ......................................................       7,802            5,598            3,904            2,582
                                                                        --------         --------         --------         --------
                                                                          23,664           19,983           12,229            9,565
                                                                        --------         --------         --------         --------
         Gross profit ..............................................       6,848            5,815            3,561            3,004

Research and development expenses ..................................         540            1,353              146              871
Selling, general and administrative expenses .......................       8,553            8,694            3,853            4,391
                                                                        --------         --------         --------         --------
         Operating loss ............................................      (2,245)          (4,232)            (438)          (2,258)

Interest income ....................................................         760              646              474              262
Interest expense ...................................................        (287)            (267)            (142)             (78)
Other income (expense), net ........................................        (189)              (5)            (114)              56
                                                                        --------         --------         --------         --------

     Loss from continuing operations before
       provision for income taxes ..................................      (1,961)          (3,858)            (220)          (2,018)

Provision for income taxes .........................................          76              112               25               85
                                                                        --------         --------         --------         --------
Loss from continuing operations ....................................      (2,037)          (3,970)            (245)          (2,103)
Gain on sale of discontinued operations, net of income taxes .......       4,222               --               --               --
Loss from discontinued operations, net of income taxes .............         104               --              104               --
                                                                        --------         --------         --------         --------
Income (loss) before extraordinary item ............................       2,081           (3,970)            (349)          (2,103)
Extraordinary loss on early redemption of debt .....................         943               --               --               --
                                                                        --------         --------         --------         --------
     Net income (loss) .............................................    $  1,138         $ (3,970)        $   (349)        $ (2,103)
                                                                        ========         ========         ========         ========

Basic and diluted income (loss) per share:
     Loss from continuing operations ...............................    $  (0.28)        $  (0.57)        $  (0.04)        $  (0.30)
     Discontinued operations .......................................        0.55               --            (0.01)              --
     Extraordinary item ............................................       (0.12)              --               --               --
                                                                        --------         --------         --------         --------
         Net income (loss) .........................................    $   0.15         $  (0.57)        $  (0.05)        $  (0.30)
                                                                        ========         ========         ========         ========

Weighted average number of shares
     outstanding - basic and diluted ...............................       7,465            6,937            7,470            6,910
                                                                        ========         ========         ========         ========

* Certain amounts restated or reclassified; see Note 3.

              The accompanying notes are an integral part of these
                     consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                  NUMBER                ADDITIONAL
                                                    OF        COMMON      PAID-IN                TREASURY    ACCUMULATED
                                                  SHARES       STOCK      CAPITAL     WARRANTS     STOCK       DEFICIT       TOTAL
                                                  -------     -------     -------     -------     -------      -------      -------
Balances as of January 1, 2001                      8,035     $    80     $35,970     $   114     $(4,770)     $(8,813)     $22,581


Exercise of options                                    77           1         185          --          --           --          186


Purchase of treasury shares, net                       --          --          --          --        (779)          --         (779)



Net loss                                               --          --          --          --          --       (3,970)      (3,970)
                                                  -------     -------     -------     -------     -------      -------      -------

Balances as of June 30, 2001 (unaudited)            8,112     $    81     $36,155     $   114     $(5,549)     $(12,783)    $18,018
                                                  =======     =======     =======     =======     =======      =======      =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (dollars in thousands)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           ------------------------
                                                                               2000*       2001
                                                                           ----------    ----------
Cash flows used in operating activities:
  Net income (loss) ......................................................   $  1,138    $ (3,970)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Depreciation and amortization ......................................        868         651
      Issuance of subsidiary shares to minority interests ................         87          --
      Gain on sale of investment held for sale ...........................     (4,989)         --
      Allowance for doubtful accounts ....................................        192          23
      Increase in liability for employee termination benefits ............        111         201
      Loss on sale of property, plant and equipment, net .................         --          37
      Amortization of restricted stock award compensation ................         73          --
      Extraordinary loss on early redemption of debt .....................        943          --
      Non-cash interest expense on convertible debentures and warrants ...         37          --
      Write-off of inventory .............................................         --          26
      Receipt of investments for services rendered .......................         --        (130)

      Change in operating assets and liabilities:
        Increase in accounts receivable and other current assets .........     (1,207)       (577)
        (Increase) decrease in inventory .................................        771        (187)
        Decrease in other assets .........................................        401          35
        Increase (decrease) in accounts payable and other liabilities ....     (1,944)        848
                                                                             --------    --------
      Net cash used in operating activities ..............................     (3,519)     (3,043)
                                                                             --------    --------
Cash flows (used in) provided by investing activities:

  Short-term bank deposits, net ..........................................     (8,065)        696
  Restricted cash ........................................................        207          (5)
  Investment in long-term deposits .......................................    (16,076)         --
  Investment in debt securities ..........................................         --      (1,865)
  Acquisitions of property and equipment .................................       (393)       (600)
  Proceeds from sale of property and equipment ...........................         21          --
  Proceeds from sale of Tower ............................................     30,889          --
  Proceeds from maturity of long-term deposits ...........................      5,000          --
  Proceeds from sale and maturity of debt securities .....................         --         400
  Funding of termination benefits ........................................        (80)        (90)
  Acquisition of intangible assets .......................................         (9)         (4)
                                                                             --------    --------
      Net cash (used in) provided by investing activities ................     11,494      (1,468)
                                                                             --------    --------
Cash flows used in financing activities:
  Short-term debt, net ...................................................     (6,004)        (10)
  Proceeds of long-term debt .............................................      6,013          --
  Repayments of long-term debt ...........................................        (37)         (5)
  Proceeds from stock options exercises ..................................         51         186
  Purchase of treasury shares, net .......................................       (368)       (779)
  Redemption of convertible debt .........................................     (2,001)         --
                                                                             --------    --------

      Net cash (used in) financing activities ............................     (2,346)       (608)
                                                                             --------    --------
Net increase (decrease) in cash and cash equivalents .....................      5,629      (5,119)
Cash and cash equivalents at beginning of period .........................      1,379      10,877
                                                                             --------    --------

Cash and cash equivalents at end of period ...............................   $  7,008    $  5,758
                                                                             ========    ========

Supplemental cash flow information:

    Cash paid during the period for:
        Interest .........................................................   $    556    $    230
                                                                             ========    ========
        Income taxes .....................................................   $  3,282    $    437
                                                                             ========    ========

    Non-cash activities:
        Issuance of shares from conversion of convertible debt ...........   $    260
                                                                             ========

* Certain amounts restated or reclassified; see Note 3.

              The accompanying notes are an integral part of these
                     consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (dollars in thousands)


NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Data Systems & Software Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

DEBT SECURITIES

     Debt securities at June 30, 2001 consist of U.S. Treasury, asset-backed and corporate debt securities. The Company classifies its debt securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity, are classified as available-for-sale.

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

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. All investments in debt securities are classified as trading or held-to-maturity and are recorded in short-term interest bearing bank deposits and debt securities in the consolidated balance sheet at June 30, 2001.

DERIVATIVE INSTRUMENTS

     In June 1998 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No. 133, respectively, which establish accounting and reporting standards for all derivative instruments and hedging activities. These statements require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those investments at fair value. The Company's adoption of these pronouncements on January 1, 2001, had no effect on the Company's consolidated results of operations, financial position and financial disclosures, as the Company had no derivatives or embedded derivatives requiring separate accounting and disclosure. In addition, the Company does not engage in hedging activities of foreign currency.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (dollars in thousands)


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet, to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,848 and unamortized other intangible assets in the amount of $336, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and other intangible assets was $794 and $324 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (dollars in thousands)


NOTE 3: RESTATEMENT OF PREVIOUSLY REPORTED RESULTS

     The financial data for the six and three month periods ended June 30, 2000 is as reported in Form 10-K which differs from the data previously reported on Form 10-Q as described below:

                                                               SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                 JUNE 30, 2000                    JUNE 30, 2000
                                                          -------------------------         -------------------------
                                                          PREVIOUSLY         AS             PREVIOUSLY          AS
                                                           REPORTED       ADJUSTED           REPORTED        ADJUSTED
                                                          ----------     ----------         ----------      ---------
Income (loss) from continuing operations                    $2,308         $(2,037)(1)         $(807)         $(245)(4)
Gain on sale of discontinued
    operations, net of income taxes                             --           4,222(2)             --             --
Loss from discontinued
    operations, net of income taxes                           (104)           (104)             (104)          (104)
Extraordinary loss on early redemption of debt                (340)           (943)(3)            --             --
                                                            ------         -------             -----           ----
Net income (loss)                                           $1,864         $ 1,138             $(911)         $(349)
                                                            ======         =======             =====           ====

Basic and diluted income (loss) per share:
   Income (loss) from continuing operations                  $0.31          $(0.28)           $(0.11)        $(0.04)
   Discontinued operations                                   (0.01)           0.55             (0.01)         (0.01)
   Extraordinary item                                        (0.05)          (0.12)               --            --
                                                            ------          ------            -------        ------
   Net income (loss) per share                              $ 0.25          $ 0.15            $(0.12)        $(0.05)
                                                            ======          ======            =======        ======


(1) The gross gain on the sale of our interest in Tower of $4,989 has been reclassified from other income (loss), net, to discontinued operations, to properly reflect the sale as a discontinued operation (see (2) below). Taxes related to the sale of $460 previously provided for in the second quarter of 2000 have been offset against the gain. In addition, $184 originally classified as interest expense was reclassified as extraordinary loss.

(2) The gain on sale of discontinued operations, net of taxes of $4,222 has been reclassified from other income (loss), net, to properly reflect the sale of our interest in Tower as a discontinued operation. Taxes related to the sale of $460 previously provided for in the second quarter of 2000 and $307 identified in the fourth quarter of 2000 have been offset against the gain.

(3) The extraordinary loss on early redemption of debt was restated to include an additional $419 loss that had been previously deferred and $184 that had originally been classified as interest expense.

(4) Taxes related to the sale of our interest in Tower of $460 previously provided for in the second quarter of 2000 have been offset against the gain on sale of discontinued operations, recognized in the first quarter on a restated basis. In addition, $102 originally classified as interest expense was reclassified as extraordinary loss, recognized in the first quarter on a restated basis.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (dollars in thousands)


NOTE 4: SEGMENT INFORMATION

                                                CONSULTING
                                                    AND                                 TOTAL
                                               DEVELOPMENT     UTILITY    COMPUTER    REPORTABLE
                                                 SERVICES     SOLUTIONS   HARDWARE     SEGMENTS    OTHER (*)     TOTAL
                                               -----------    ---------   --------    ----------   ---------     -----
    Six months ended June 30, 2001:
       Revenues from external customers            $7,120      $6,108     $12,486      $25,714       $84        $25,798
       Intersegment revenues                           90         603          57          750        --            750
       Segment profit (loss)                         (662)     (3,023)        806       (2,879)       (8)        (2,887)

    Six months ended June 30, 2000:
       Revenues from external customers           $10,309     $10,466      $9,550      $30,325      $149        $30,474
       Intersegment revenues                          187         675         177        1,039        --          1,039
       Segment profit (loss)                           58        (971)        192         (721)       29           (692)

    Three months ended June 30, 2001:
       Revenues from external customers            $3,340      $2,719      $6,472      $12,531       $38        $12,569
       Intersegment revenues                           87         289          32          408        --            408
       Segment profit (loss)                         (284)     (1,901)        549       (1,636)       --         (1,636)

    Three months ended June 30, 2000:
       Revenues from external customers            $5,251      $6,025      $4,426      $15,702       $80        $15,782
       Intersegment revenues                            5         431         161          597        --            597
       Segment profit (loss)                           60        (122)        (38)        (100)       17            (83)

    -----------
    (*) Represents the operations of a VAR software operation in Israel that did not meet the quantitative thresholds of FAS 131.


    RECONCILIATION OF SEGMENT PROFIT TO CONSOLIDATED NET PROFIT (LOSS)

                                                                 SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                             -------------------------     -------------------------
                                                                 2000         2001              2000         2001
                                                             -----------  ------------     ------------  -----------
    Total loss for reportable segments                          $ (721)      $(2,879)          $ (100)   $  (1,636)
    Other operational segment profit (loss)                         29            (8)              17           --
                                                             -----------  ------------     ------------  -----------
         Total                                                    (692)       (2,887)             (83)      (1,636)
    Unallocated amounts:
      Net profit (loss) of corporate headquarters                1,830*       (1,083)            (266)        (467)
                                                             -----------  ------------     ------------  -----------
    Total consolidated net income (loss)                       $ 1,138       $(3,970)        $   (349)     $(2,103)
                                                             ===========  ============     ============  ===========

    -----------
    (*) Includes a gain, net of income taxes, of $4,222 from the sale of Tower shares and an extraordinary loss of $943 on early redemption of debt.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

GENERAL

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed at "Item 1. Description of Business Factors That May Influence Future Results" in our Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K").

     During the periods included in this report, we operated in three reportable segments: computer consulting and development services, utility solutions and computer hardware. The following analysis should be read together with the segment information provided in Note 4 to the interim consolidated financial statements included in this quarterly report, which information is hereby incorporated by reference into this Item 2.

CONSULTING AND DEVELOPMENT SERVICES

     Sales and gross profits in the second quarter and first six months of 2001 decreased in comparison to the same periods in 2000. This decrease reflects the impact of the continued downturn in the hi-tech industry in general and the demand for consulting and development services in particular. In comparison to the immediately preceding quarter, although sales did continue to decrease, we witnessed an increase in gross profit and decrease in operating losses as a result of a relatively sharp decrease in direct costs, primarily due to reduced severance expenses. We currently do not expect the hi-tech downturn and resulting trend of decreasing sales to improve in the next few quarters. In addition, there are fewer workdays in the third quarter, due to the summer vacations and holidays, further decreasing expected segment sales.

UTILITY SOLUTIONS

     Sales in this segment during the second quarter and first six months of 2001 were lower than those in the comparable periods of 2000. Although we are investing heavily in marketing and development of products, adding to our already comprehensive basket of products, to meet utility needs, these efforts have not yet resulted in increased sales. In comparison to the immediately preceding quarter, sales decreased due to reduced load control product sales, partially offset by an increase in our Maingate product sales, primarily to Gulf Power. While the market is showing signs of growing awareness, we are meeting increased competition to our load control products. Although we currently have numerous proposals to potential customers pending for virtually all our products, the utility industry characteristically has a long sales cycle and it is difficult to project when these proposals will result in new sales, if at all. We believe that the combination of our increased marketing efforts over the past year, and heightened industry awareness of the need to invest in products increasing efficiency, will ultimately result in increased sales.

COMPUTER HARDWARE

     Sales and profits in this segment continued to increase to record highs in the second quarter and first six months of 2001. During the current periods we also recorded improved profit margins. The improved results in this segment, are a direct result of the aggressive marketing efforts we have made, and will continue to be required, in order to maintain this level of activity. The market for hardware sales is highly competitive and there is no assurance that we can maintain this level of activity.

RESULTS OF OPERATIONS

     The following table sets forth certain information with respect to our results of operations for the three and six month periods ended June 30, 2000 and 2001, including the percentage of total revenues during each period attributable to selected components of operations statement data and for the period-to-period percentage changes in such components.

                                           Six months ended June 30,                          Three months ended June 30,
                                  ----------------------------------------------    ------------------------------------------------
                                                                          Change                                              Change
                                                                           from                                                from
                                                                           2000                                                2000
                                                                            to                                                  to
                                      2000*                2001            2001            2000*                 2001          2001
                                  ----------------    -----------------    -----    -----------------    -------------------  -----
                                             % of                 % of     % of                % of                  % of      % of
                                  ($,000)    sales     ($,000)    sales    2000     ($,000)    sales     ($,000)     sales     2000
                                  --------   -----    --------    -----    -----    -------    ------    --------    -------  ------
Sales .........................   $ 30,512    100%    $ 25,798     100%    (15)%   $ 15,790      100%    $ 12,569     100%     (20)%
Cost of sales .................     23,664     78       19,983      77      16       12,229       77        9,565      76      (22)
                                  --------    ---     --------     ---             --------      ---     --------     ---
    Gross profit ..............      6,848     22        5,815      23     (15)       3,561       23        3,004      24      (16)
R&D expenses ..................        540      2        1,353       5     151          146        1          871       7      497
SG&A expenses .................      8,553     28        8,694      34       2        3,853       24        4,391      35       14
                                  --------    ---     --------     ---             --------      ---     --------     ---
    Operating loss ............     (2,245)    (7)      (4,232)    (16)     89         (438)      (3)      (2,258)    (18)     415
Interest income, net ..........        473      2          379       1     (20)         332        2          184       1      (45)
Other income (expense) ........       (189)    (1)          (5)      0     (97)        (114)      (1)          56       0     (149)
                                  --------    ---     --------     ---             --------      ---     --------     ---
Loss from continuing
  operations before income tax      (1,961)    (6)      (3,858)    (15)     97         (220)      (1)      (2,018)    (16)     817
Provision for income taxes ....         76     (0)         112       0      47           25       (0)          85       1      240
                                  --------    ---     --------     ---             --------      ---     --------     ---
Loss from continuing
  operations after income taxes     (2,037)    (7)      (3,970)    (15)     95         (245)      (2)      (2,103)    (17)     759
Gain on sale of discontinued
  operations, net of income
  taxes .......................      4,222     14           --      --    (100)          --       --           --      --       --
Loss from discontinued
  operations, net of
  income taxes ................        104     (0)          --      --    (100)         104        1           --      --     (100)
                                  --------    ---     --------     ---             --------      ---     --------     ---
  Net income (loss) before
    extraordinary item ........      2,081              (3,970)    (15)   (291)        (349)      (2)      (2,103)    (17)     503
Extraordinary loss on early
  redemption of convertible
  debentures ..................        943     (3)          --      --    (100)          --       --           --      --
                                  --------    ---     --------     ---             --------      ---     --------     ---
    Net income (loss) .........   $  1,138      4%    $ (3,970)    (15)%  (449)%   $   (349)      (2)%   $ (2,103)    (17)%    503%
                                  ========    ===     ========     ====            ========      ===     ========     ===

(*) Certain amounts restated or reclassified; see Note 3 to the interim financial statements included in this quarterly report.

     SALES. The decrease in sales in both the second quarter and first six months of 2001, as compared to the comparable periods in 2000, was primarily due to decreased utility solutions and consulting and development services segment sales. Utility solutions segment sales decreased by $3.4 and $4.4 million in the second quarter and first six months of 2001, respectively, as compared to the same periods last year. The decrease in utility solutions sales was due to non-recurring sales during the 2000 periods of backlog and component inventory, purchased as part of the acquisition of the Scientific-Atlanta Control Systems Division. Consulting and development services segment sales decreased by $1.9 million and $3.2 million in the second quarter and first six months of 2001, respectively, as compared to the same periods last year, primarily as a result of the general down turn in the hi-tech industry, which has resulted in decreased demand for software services. These decreases were partially offset by computer hardware sales, which increased by $2.1 million and $3.0 million in the second quarter and first six months of 2001, respectively, as compared to the same periods last year.

     GROSS PROFIT. The decrease in gross profit in the second quarter and first six months of 2001, as compared to the same periods last year was due to the aforementioned decrease in sales, while the gross profit margins for these periods remained relatively stable. Although gross profit margins improved in both the utility solutions and computer hardware segments, this did not result in a more significant improvement in total profit margins, as the computer hardware segment, which has relatively lower profit margins compared to the other segments, accounted for a larger percentage of total sales.

     RESEARCH AND DEVELOPMENT ("R&D"). The increase in R&D expenses, primarily in the second quarter of 2001, was due to a concentrated effort in the utility solution segment, to bring to market a more varied set of solutions, while consolidating and integrating products already offered by our Comverge
subsidiary.   Among  the  technologies   developed  are  900  MHz  communication
capabilities to enhance our DCU load control product, latest generation CDPD technology upgrade for our CDC product and upgrade and enhancement of the control system software for our Maingate system currently being installed at Gulf Power.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The increase in SG&A was due primarily to increased administrative and marketing costs in the utility solutions segment, where SG&A increased by $497,000 and $853,000 in the second quarter and the first six months of 2001, respectively, as compared to the same periods in 2000. This increase was due primarily to increased marketing and administrative costs, which we are making to take advantage of the current heightened market awareness of the need for products which foster more efficient energy utilization.

     GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF INCOME TAXES. The gain, net of taxes, in the first six months of 2000, was from the sale of our Tower investment, in the first quarter of that year.

FINANCIAL CONDITION

     As of June 30, 2001 we had working capital of $13.7 million, including non-restricted cash, cash equivalents and short-term interest bearing deposits and debt securities of $12.5 million. In February 2000 we took a $6 million term loan from a bank which is secured by a $6 million bank deposit.. The loan bears interest at a rate of LIBOR plus 0.75% per annum and is repayable in a single payment in February 2002. The changes on our balance sheet as of June 30, 2001 as compared to our balance sheet as of December 31, 2000 in restricted cash, long-term deposits, short-term debt and long-term debt reflects the change in the classification of this loan from long-term to short-term debt. In addition, during the first six months of 2001 we acquired our own shares at a net cost of $779,000.

     We believe we have adequate liquidity to finance our activities for the foreseeable future.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

     We are required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that we evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

     As of the date of adoption, we expect to have unamortized goodwill in the amount of $1,848 and unamortized other intangible assets in the amount of $336, all of which will be subject to the transition provisions of Statements 141 and
142. Amortization expense related to goodwill and other intangible assets was $794 and $324 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized, as the cumulative effect of a change in accounting principle.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we are exposed to fluctuations in interest rates due to our investment in debt securities and our bank debt. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposures. We currently have $1.5 million invested in debt securities with maturities in excess of one year. These debt securities are classified as trading securities and expose us to interest rate risk with respect to the effect fluctuations of market interest rates have on the valuation of these securities. Our investment in debt securities is managed by a company controlled by one of our directors.

                           PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

        None


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders (the "Meeting") was held on June 21, 2001. The holders of 6,487,049 shares of common stock were present either in person or by proxy. There were 4,329,687 broker non-votes at the meeting. The following three matters were voted on and approved at the Meeting:

1.      The following persons were elected as directors of the Company:

                   NAME                  VOTES FOR       VOTES WITHHELD
                   ----                  ---------       --------------
        George Morgenstern               5,887,055           599,994
        Robert L. Kuhn                   5,887,055           599,994
        Harvey Eisenberg                 5,887,055           599,994
        Sheldon Krause                   5,887,055           599,994
        Susan K. Malley                  5,887,055           599,994
        Maxwell M. Rabb                  5,886,455           600,594
        Allen I. Schiff                  5,887,055           599,994

2. The adoption of an amendment to the 1994 Stock Incentive Plan to increase the number of shares subject thereto was approved as follows:

                     VOTES FOR             VOTES AGAINST         ABSTAIN
                     ---------             -------------         -------
                     1,337,405                814,100             5,857

3. The adoption of an amendment to the 1994 Stock Option Plan for Outside Directors to increase the number of shares subject thereto was approved as follows:

                     VOTES FOR             VOTES AGAINST         ABSTAIN
                     ---------             -------------         -------
                     1,262,658                883,547            11,157



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        Exhibit 10.1 Employment Agreement dated as of March 30, 2001 between Comverge Technologies, Inc. and Joseph D. Esteves.

    (b) Reports on Form 8-K: none

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.


                                                  DATA SYSTEMS & SOFTWARE INC.

Dated:  August 6, 2001


                                                  By:  /S/ YACOV KAUFMAN
                                                      --------------------------
                                                      Yacov Kaufman
                                                      Chief Financial Officer