Form 10-Q
period 2001-09-30
DATA SYSTEMS & SOFTWARE INC
filed 2001-11-14
CIK 880984

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                         COMMISSION FILE NUMBER 0-19771

                          DATA SYSTEMS & SOFTWARE INC.
               (Exact name of registrant as specified in charter)
               --------------------------------------------------

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

             |X| Yes                                         |_| No

     Number of shares outstanding of the registrant's common stock, as of October 29, 2001: 6,994,553
================================================================================

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION


Item 1. Unaudited Consolidated Financial Statements

        Consolidated Balance Sheets
          as of December 31, 2000 and September 30, 2001...................... 1

        Consolidated Statements of Operations
          for the three and nine month periods ended
            September 30, 2000 and 2001 ...................................... 2

        Consolidated Statement of Changes in Shareholders' Equity
          for the nine month period ended  September 30, 2001 ................ 3

        Consolidated Statements of Cash Flows
          for the nine month periods ended September 30, 2000 and 2001 ....... 4

        Notes to Consolidated  Financial  Statements ......................... 5



Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................... 9


PART II. OTHER INFORMATION

Item 1. Legal Proceedings ....................................................14

Item 2. Changes in Securities and Use of Proceeds.............................14

Item 4. Submission of Matters to a Vote of Security Holders...................14

Item 6. Exhibits and Reports on Form 8-K .....................................14

SIGNATURES ...................................................................15


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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                        AS OF               AS OF
                                                                                    DECEMBER 31,        SEPTEMBER 30,
                                ASSETS                                                  2000                2001
                                                                                   --------------       -------------
                                                                                                         (unaudited)

Current assets:
     Cash and cash equivalents.........................................................$  10,877          $   2,931
     Short-term interest bearing bank deposits and debt securities.....................    5,994              6,729
     Restricted cash...................................................................      302              6,309
     Trade accounts receivable, net....................................................    9,989              9,618
     Inventory.........................................................................      448                935
     Other current assets..............................................................    1,154              1,831
                                                                                       ---------          ---------
         Total current assets..........................................................   28,764             28,353

Investments............................................................................      153                283

Property and equipment, net............................................................    1,535              1,753

Goodwill and other intangible assets, net..............................................    2,826              2,348

Long-term deposits.....................................................................    6,000                  -

Other assets...........................................................................      543                482

Prepaid employee termination benefits..................................................    2,336              2,436
                                                                                       ---------          ---------
         Total assets..................................................................$  42,157          $  35,655
                                                                                       =========          =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term debt and current maturities of long-term debt..........................$     591          $   7,184
     Trade accounts payable............................................................    4,347              4,278
     Accrued payroll, payroll taxes and social benefits................................    1,677              1,877
     Other current liabilities.........................................................    3,971              3,649
                                                                                       ---------          ---------
         Total current liabilities.....................................................   10,586             16,988
                                                                                       ---------          ---------

Long-term liabilities:
     Long-term debt....................................................................    6,015                  9
     Liability for employee termination benefits.......................................    2,935              3,289
                                                                                       ---------          ---------
         Total long-term liabilities...................................................    8,950              3,298
                                                                                       ---------          ---------

Minority interests.....................................................................       40                 40
                                                                                       ---------          ---------

Shareholders' equity:
     Common stock - $.01 par value per share:
     Authorized 20,000,000 shares; Issued - 8,035,334 and
         8,111,867 shares at December 31, 2000 and September 30, 2001, respectively....       80                 81
     Additional paid-in capital........................................................   35,970             36,290
     Warrants..........................................................................      114                114
     Deferred compensation.............................................................        -                (90)
     Accumulated deficit...............................................................   (8,813)           (15,389)
     Treasury stock, at cost - 990,647 and 1,173,914 shares at
         December 31, 2000 and September 30, 2001, respectively........................   (4,770)            (5,677)
                                                                                       ----------          --------
         Total shareholders' equity....................................................   22,581             15,329
                                                                                       ---------            -------
         Total liabilities and shareholders' equity....................................$  42,157          $  35,655
                                                                                       =========          =========


       The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)




                                                                            NINE MONTHS ENDED       THREE MONTHS ENDED
                                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                                            -----------------       ------------------
                                                                            2000*        2001       2000*         2001
                                                                            -----        ----       -----         ----
Sales:
     Products .........................................................    $30,215     $25,436     $10,374       $7,235
     Services .........................................................     15,303      10,721       4,632        3,124
                                                                           -------     -------     -------       ------
                                                                            45,518      36,157      15,006       10,359
                                                                           -------     -------     -------       ------
Cost of sales:
     Products .........................................................     24,558      19,854       8,696        5,469
     Services .........................................................     10,971       8,007       3,169        2,409
                                                                           -------     -------     -------       ------
                                                                            35,529      27,861      11,865        7,878
                                                                           -------     -------     -------       ------
         Gross profit .................................................      9,989       8,296       3,141        2,481
Research and development expenses .....................................        698       2,216         158          863
Selling, general and administrative expenses ..........................     12,358      13,220       3,805        4,526
Gain on sale of division ..............................................     (1,144)         --      (1,144)          --
                                                                           -------     -------     -------       ------
         Operating income (loss) ......................................     (1,923)     (7,140)        322       (2,908)
Interest income .......................................................      1,180         917         420          271
Interest expense ......................................................       (524)       (361)       (237)         (94)
Other income (expense), net ...........................................       (107)         26          82           31
                                                                           -------     -------     -------       ------
     Income (loss) from continuing operations
        before provision for income taxes .............................     (1,374)     (6,558)        587       (2,700)
Provision (benefit) for income taxes ..................................        131          18          55          (94)
                                                                           -------      ------     -------       ------
Income (loss) from continuing operations ..............................     (1,505)     (6,576)        532       (2,606)
Gain on sale of discontinued operations, net of income taxes ..........      4,222          --          --           --
Loss from discontinued operations .....................................       (104)         --          --           --
                                                                           -------      ------     -------       ------
Income (loss) before extraordinary item ...............................      2,613      (6,576)        532       (2,606)
Extraordinary loss on early redemption of debt ........................        943          --          --           --
                                                                           -------     -------     -------       ------
     Net income (loss) ................................................     $1,670     $(6,576)       $532      $(2,606)
                                                                           =======     =======     =======      =======

Basic income (loss) per share:
     Income (loss) from continuing operations .........................     $(0.20)     $(0.95)      $0.07       $(0.37)
     Discontinued operations ..........................................       0.53          --          --           --
     Extraordinary item ...............................................      (0.12)         --          --           --
                                                                           -------      ------       -----       ------
         Net income (loss) ............................................      $0.21      $(0.95)      $0.07       $(0.37)
                                                                           =======      =======      =====       ======
Weighted average number of shares outstanding - basic .................      7,805       6,943       7,462        6,950
                                                                           =======      =======      =====       ======
Diluted income (loss) per share:
     Income (loss) from continuing operations .........................     $(0.20)     $(0.95)      $0.07       $(0.37)
     Discontinued operations ..........................................       0.53          --         --           --
     Extraordinary item ...............................................      (0.12)         --         --           --
                                                                           -------      ------       -----       ------
         Net income (loss) ............................................      $0.21      $(0.95)      $0.07       $(0.37)
                                                                           =======      =======      =====       ======
Weighted average number of shares outstanding - diluted ...............      7,805       6,943       7,926        6,950
                                                                           =======      =======      =====       ======



* Certain amounts restated or reclassified; see Note 3.

        The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
                                 (in thousands)



                                  NUMBER      COMMON   PAIN-IN                  DEFERRED       TREASURY    ACCUMULATED
                                 OF SHARES    STOCK    CAPITAL      WARRANTS   COMPENSATION      STOCK       DEFICIT       TOTAL
                                 ---------    -----   --------     ---------   ------------    --------    ------------    -----

Balances as of
   January 1, 2001               8,035         $80    $35,970       $114         $  -         $(4,770)     $(8,813)       $22,581

Issuance of deferred
  compensation                       -           -         90          -          (90)              -            -              -

Exercise of options                 77           1        230          -            -               -            -            231

Purchase of treasury shares          -           -          -          -                         (907)           -           (907)

Net loss                             -           -          -          -            -               -       (6,576)        (6,576)
                                 -----         ---    -------       ----         ----        --------     --------        -------
Balances as of
   September 30, 2001            8,112         $81    $36,290       $114         $(90)        $(5,677)    $(15,389)       $15,329
                                 =====         ===    =======       ====         ====        ========     ========        =======


       The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (dollars in thousands)


                                                                                       NINE MONTHS ENDED SEPTEMBER 30,

                                                                                          2000              2001
                                                                                       ------------        ----------
                                                                                       (RESTATED)
Cash flows used in operating activities:
     Net income (loss).................................................................$    1,670        $   (6,576)
     Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
         Depreciation and amortization.................................................     1,195               986
         Issuance of subsidiary shares to minority interests...........................        30                 -
         Gain on sale of investment held for sale......................................   (4,989)                 -
         Allowance for doubtful accounts...............................................         1              (17)
         Increase in liability for employee termination benefits.......................       169               354
         Loss (gain) on sale of property, plant and equipment, net.....................      (14)                32
         Amortization of deferred compensation.........................................        73                 -
         Extraordinary loss on early redemption of debt................................       943                 -
         Non-cash interest expense on convertible debentures and warrants..............        37                 -
         Write-off of inventory........................................................         -                60
         Receipt of investments for services rendered..................................     (123)             (130)
         Change in operating assets and liabilities:
            Increase in accounts receivable and other current assets...................   (1,084)             (289)
            Decrease (increase) in inventory...........................................     1,432             (547)
            Decrease in other assets...................................................       375                61
            Decrease in accounts payable and other liabilities ........................   (2,829)             (191)
                                                                                       ----------       -----------
         Net cash used in operating activities.........................................   (3,114)           (6,257)
                                                                                       ----------        ----------
Cash flows provided by (used in) investing activities:
     Short-term bank deposits, net.....................................................   (4,774)               994
     Restricted cash...................................................................       210               (7)
     Investment in long-term deposits..................................................  (16,000)                 -
     Proceeds from maturity of long-term deposits......................................     5,000                 -
     Investment in debt securities.....................................................         -           (2,810)
     Proceeds from sale and maturity of debt securities................................         -             1,081
     Purchase of property and equipment................................................     (548)             (774)
     Proceeds from sale of property and equipment......................................       203                23
     Proceeds from sale of Tower.......................................................    30,889                 -
     Funding of termination benefits...................................................     (131)             (100)
     Purchase of intangible assets.....................................................      (16)               (7)
                                                                                       ----------        ----------
         Net cash provided by (used in) investing activities...........................    14,833           (1,600)
                                                                                       ----------        ----------
Cash flows provided by (used in) financing activities:
     Short-term debt, net..............................................................   (6,240)               606
     Proceeds of long-term debt........................................................     6,013                 -
     Repayments of long-term debt......................................................      (64)              (19)
     Proceeds from stock options exercises.............................................        66               231
     Purchase of treasury shares.......................................................     (740)             (907)
     Repurchase of outstanding warrants................................................     (375)                 -
     Redemption of convertible debt....................................................   (2,001)                 -
                                                                                       ----------        ----------
         Net cash used in financing activities.........................................   (3,341)              (89)
                                                                                       ----------        ----------
Net increase (decrease) in cash and cash equivalents...................................     8,378           (7,946)
Cash and cash equivalents at beginning of period.......................................     1,379            10,877
                                                                                       ----------        ----------

Cash and cash equivalents at end of period.............................................$    9,757            $2,931
                                                                                       ==========            ======

Supplemental cash flow information:
     Cash paid during the period for:
         Interest......................................................................$      684        $      339
                                                                                       ==========        ==========
         Income taxes..................................................................$      462        $      463
                                                                                       ==========        ==========
     Non-cash activities:
         Issuance of shares from conversion of convertible debt........................$      260                 -
                                                                                       ==========        ==========
         Adjustment of goodwill for inventory sold.....................................$      456                 -
                                                                                       ==========        ==========
         Deferred compensation ........................................................         -        $       90
                                                                                       ==========        ==========

        The accompanying notes are an integral part of these consolidated financial statements

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (dollars in thousands)


NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Data Systems & Software Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

DEBT SECURITIES

     Debt securities at September 30, 2001 consist of U.S. Treasury, asset-backed and corporate debt securities. The Company classifies its debt securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities, are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity, are classified as available-for-sale.

     Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities, are included in operations. Unrealized holding gains and losses, net of the related tax effect on available-for-sale securities are excluded from operations and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

     A decline in the market value of any available-for-sale or held-to-maturity security, below cost that is deemed to be other than temporary, results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. All investment in debt securities are classified as trading or held-to-maturity and are recorded in short-term interest bearing bank deposits and debt securities in the consolidated balance sheet at September 30, 2001.

DERIVATIVE INSTRUMENTS

     In June 1998 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No. 133, respectively, which establish accounting and reporting standards for all derivative instruments and hedging activities. These statements require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those investments at fair value. The Company's adoption of these pronouncements, on January 1, 2001, had no effect on the Company's consolidated results of operations, financial position and financial disclosures, as the Company has no derivatives or embedded derivatives requiring separate accounting and disclosure. In addition, the Company does not engage in hedging activities of foreign currency.

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

       As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,848 and unamortized other intangible assets in the amount of $336, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and other intangible assets was $794 and $485 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

       Also in June 2001, the FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. Statement 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset for certain obligations of lessees. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability the Company will recognize a gain or loss on settlement. We are required to adopt the provision of Statement No. 143 beginning January 1, 2003. We have not determined the impact, if any, the adoption of this statement will have on our financial position or results of operations.

       In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement establishes an accounting model for impairment or disposal of long-lived assets by sale. Statement 144 is required to be adopted beginning January 1, 2002. We have not determined the impact, if any, the adoption of this statement will have on our financial position or results of operations.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (dollars in thousands)


NOTE 3: RESTATEMENT OF PREVIOUSLY REPORTED RESULTS

         The financial data for the nine and three month periods ended September 30, 2000 differs from the data previously reported by the Company on Form 10-Q as described below:


                                                               NINE MONTHS ENDED               THREE MONTHS ENDED
                                                              SEPTEMBER 30, 2000               SEPTEMBER 30, 2000
                                                          -------------------------         -------------------------
                                                          PREVIOUSLY         AS              PREVIOUSLY        AS
                                                           REPORTED       ADJUSTED           REPORTED        ADJUSTED
                                                          ----------     ----------         ----------      ---------
Income (loss) from continuing operations                   $2,826         $(1,505)(1)           $518           $532(4)
Gain on sale of discontinued operations, net of
   income taxes                                                --           4,222 (2)             --             --
Loss from discontinued operations, net of income taxes       (104)           (104)                --             --
Extraordinary loss on early redemption of debt               (340)           (943)(3)             --             --
                                                            ------         ------               ----          -----
Net income                                                  $2,382         $1,670               $518           $532
                                                            ======         ======               ====          =====

Basic and diluted income (loss) per share:
   Income (loss) from continuing operations                  $0.38         $(0.20)             $0.07          $0.07
   Discontinued operations                                  (0.01)           0.53                 --            --
   Extraordinary item                                       (0.05)          (0.12)                --            --
                                                             -----         ------              -----          -----
   Net income per share.                                     $0.32          $0.21              $0.07          $0.07
                                                             =====         ======              =====          =====




(1) The gross gain on the sale of our interest in Tower of $4,989 has been reclassified from other income (loss), net, to discontinued operations, to properly reflect the sale as a discontinued operation (see (2) below). Taxes related to the sale of $460 previously provided for in the second quarter of 2000 have been offset against the gain. In addition, $198 originally classified as interest expense was reclassified as extraordinary loss.

(2) The gain on sale of discontinued operations, net of taxes of $4,222 has been reclassified from other income (loss), net, to properly reflect the sale of our interest in Tower as a discontinued operation. Taxes related to the sale of $460 previously provided for in the second quarter of 2000 and $307 identified in the fourth quarter of 2000 have been offset against the gain.

(3) The extraordinary loss on early redemption of debt was restated to include an additional $405 loss that had been previously deferred and $198 that had originally been classified as interest expense.

(4) Interest expense of $14 recorded in the third quarter was reclassified as part of the first quarter's extraordinary loss.


NOTE 4: SUBSEQUENT EVENTS

       In October 2001, the Company's  subsidiary  Decision  Systems Israel Ltd.
(DSI), announced that it has signed a memorandum of understanding (MOU) with the shareholders of Endan IT Solutions Ltd. ("Endan"), a privately-held Israeli IT software and consulting firm. Under the MOU, DSI will acquire all of the outstanding stock of Endan for consideration consisting of $500 in cash, $2,250 in DSSI common stock which as of September 30, 2001 would represent approximately 374,000 shares of common stock and shares representing 32% of the outstanding ordinary shares of DSI, the value of which has not yet been determined. In addition, DSSI will lend DSI $1,000, enabling the repayment of a loan previously made to Endan by Kardan Communications, Ltd., Endan's largest shareholder.

       Upon completion of the deal, DSSI will own 68% of DSI and the Endan shareholders will own the remaining 32%. The current CEO of Endan will be the CEO of DSI. As contemplated by the MOU, the DSSI common stock to be issued to the Endan shareholders will be subject to a six-month lock up, and will be registered by DSSI within four months after the closing. In the 90 days following the lock up period, the Endan shareholders may then sell up to 50% of their DSSI stock, and then may sell all of their DSSI stock thereafter. Kardan Communications, Ltd., Endan's largest shareholder, will have certain veto rights with respect to decisions by the DSI board of directors. The DSI shares held by DSSI and the Endan shareholders are subject to rights of first refusal and pre-emptive rights. Additionally, with respect to any proposed sale by DSSI of its DSI shares, the Endan shareholders will have the right to include their DSI shares in the sale in the same proportion as DSSI, and if DSSI has a proposed sale of at least 85% of the number DSI shares it currently owns, DSSI can force the Endan shareholders to sell their DSI shares to the same purchaser on a proportional basis.

       The parties agreed to complete the transaction by the end of November, 2001, subject to satisfactory due diligence review by each side and the receipt of approvals by certain Israeli tax and regulatory authorities.

NOTE 5: SEGMENT INFORMATION



                                                COMPUTER
                                               CONSULTING
                                                   AND                               TOTAL
                                               DEVELOPMENT   UTILITY     COMPUTER  REPORTABLE
                                                SERVICES    SOLUTIONS    HARDWARE   SEGMENTS     OTHER(*)  TOTAL
                                                -------     ---------   ----------  --------     -----     -----
Nine months ended September 30, 2001:
   Revenues from external customers             $9,647     $10,391       $16,005    $36,043       $114    $36,157
   Intersegment revenues                           275         836            75      1,186          -      1,186
   Segment profit (loss)                        (1,469)     (4,481)          980     (4,970)        (8)    (4,978)

Nine months ended September 30, 2000:
   Revenues from external customers            $14,829     $15,059       $15,397    $45,285       $233    $45,518
   Intersegment revenues                           190       1,209           186      1,585          -      1,585
   Segment profit (loss)                         1,504      (1,625)          370        249         22        271


Three months ended September 30, 2001:
   Revenues from external customers             $2,527      $4,283        $3,519    $10,329        $30    $10,359
   Intersegment revenues                           185         233            18        436          -        436
   Segment profit (loss)                          (807)     (1,458)          174     (2,091)         -     (2,091)

Three months ended September 30, 2000:
   Revenues from external customers             $4,520      $4,593        $5,847    $14,960        $46    $15,006
   Intersegment revenues                             3         534             9        546          -        546
   Segment profit (loss)                         1,446        (654)          178        970         (7)       963


-----------
  (*) Represents the operations of a Value Added Reseller software operation in Israel that did not meet the quantitative thresholds of segment reporting.


RECONCILIATION OF SEGMENT PROFIT TO CONSOLIDATED NET PROFIT (LOSS)



                                                            NINE MONTHS ENDED             THREE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                         -------------------------     -------------------------
                                                            2000*         2001             2000*         2001
                                                         -----------  ------------     ------------  -----------



         Total profit (loss) for reportable segments        $ 249        $(4,970)         $ 970       $  (2,091)
         Other operational segment profit (loss)               22             (8)            (7)              -
                                                           ------        -------          -----       ---------
              Total                                           271         (4,978)           963          (2,091)
         Unallocated amounts:
             Net profit (loss) of corporate
              headquarters                                  1,399**       (1,598)          (431)           (515)
                                                           ------        -------          -----       ---------
         Total consolidated net income (loss)              $1,670        $(6,576)          $532       $  (2,606)
                                                           ======        =======          =====       =========

 -----------
(*) Certain amounts restated; see Note 3
(**)Includes a gain, net of income taxes, of $4,222 from the sale of Tower shares and an extraordinary loss of $943 on early redemption of debt.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed at "Item 1. Description of Business - Factors That May Influence Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, (the "2000 10-K").

     During the periods included in this report, we operated in three reportable segments: computer consulting and development services, computer hardware, and utility solutions. The following analysis should be read together with the segment information provided in Note 5 to the interim unaudited consolidated financial statements included in this quarterly report, which information is hereby incorporated by reference into this Item 2.


COMPUTER CONSULTING AND DEVELOPMENT SERVICES

     Sales and gross profits in the third quarter and first nine months of 2001 decreased in comparison to the same periods in 2000. This decrease, particularly in Israel, reflects a combination of, the impact of the continued downturn in the hi-tech industry in general and the demand for consulting and development services in particular. Gross profit margins in this segment also decreased primarily due to the decrease in the highly profitable computer embedded software sales. We currently do not expect the hi-tech downturn and resulting trend of decreasing sales to improve in the next few quarters.

     In October 2001 we signed a memorandum of understanding (MOU) to acquire Endan IT Solutions Ltd., an Israeli company. Endan provides consulting and software services and IT solutions using advanced technologies. Endan specializes in billing solutions, and healthcare IT solutions. Among its leading offerings are two proprietary software packages: E-asy Bill, a comprehensive billing system targeted to the low to middle end markets, and Endan Clinic, which is software designed for managing the procedures, patient and medical databases and patient care of hospital oncology departments. Endan has over 100 employees, and had revenues of approximately $5 million during the first nine months of 2001.


UTILITY SOLUTIONS

     Although sales in this segment during the third quarter and first nine months of 2001 were lower than those in the comparable periods of 2000, gross profit margins have improved significantly, primarily due to the completion of a number of projects that were incurring significant losses. In comparison to the immediately preceding quarter, sales increased primarily due to increased Maingate product sales as well as improved load control product sales. We have invested significantly in enhancing our management to meet the challenges of this increasingly competitive industry. We currently have numerous proposals to potential customers pending for virtually all our products. The utility industry characteristically has a long sales cycle and it is difficult to project when these proposals will result in new sales, if at all. We believe that the new management team, continued marketing efforts and heightened industry awareness of the need to invest in products that increase efficiency will ultimately result in increased sales.


COMPUTER HARDWARE

     Although sales in the first nine months of 2001 were higher than the same period in 2000, sales decreased in third quarter of 2001 in comparison to the previous quarter and the third quarter of 2000. The decrease in sales resulted from the slower economy, particularly since September 11th in the greater New York area, which is our primary market. Gross profit margins improved significantly in this segment, offsetting the decrease in sales, so that gross profits remained stable in comparison to the third quarter of 2000. This resulted from increased sales to higher margin customers as a result of the continued aggressive marketing efforts. The market for hardware sales is highly competitive and there is no assurance that we can maintain this level of profitability or activity.

                              RESULTS OF OPERATIONS

     The following table sets forth certain information with respect to the results of operations of the Company for the three and nine month periods ended September 30, 2000 and 2001, including the percentage of total revenues during each period attributable to selected components of operations statement data and for the period to period percentage changes in such components.

                                       Nine months ended September 30,             Three months ended September 30,
                                   -----------------------------------------   -----------------------------------------------
                                                                       Change                                           Change
                                                                       from                                               from
                                                                       2000                                               2000
                                                                       to                                                   to
                                       2000*              2001         2001          2000*             2001               2001
                                   ---------------    --------------   ------     -------------  ---------------------  ------
                                   ($,000)  %        ($,000)     %      %        ($,000)    %       ($,000)      % of        %
                                            of                   of     of                  of                              of
                                            sales                sales  2000                sales                sales    2000
                                   -------  -----    -------     -----  -----    --------   -----   --------     ------  -----

    Sales                          $45,518   100%    $36,157      100%    (21)%   $15,006    100%   $10,359        100%    (31)%
    Cost of sales                   35,529    78      27,861       77     (22)     11,865     79      7,878         76     (34)
                                   -------  -----    -------     -----           --------  -----   --------       ----

        Gross profit                 9,989    22       8,296       23     (17)      3,141     21      2,481         24     (21)
    R&D expenses                       698     2       2,216        6     217         158      1        863          8     446
    SG&A expenses                   12,358    27      13,220       37       7       3,805     25      4,526         44      19
    Gain on sale of division        (1,144)    3           -        -    (100)      1,144      8          -          -    (100)
                                    ------- -----    -------     -----           --------  -----   --------       ----
        Operating income (loss)     (1,923)   (4)     (7,140)     (20)    271         322      2     (2,908)       (28)  (1003)
    Interest income, net               656     1         556        2     (15)        183      1        177          2      (3)
    Other income (expense), net       (107)   (0)         26        0    (124)         82      1         31          0     (62)
                                   ------- -----     -------    -----            --------  -----   --------       ----
    Income (loss) from
      continuing operations
      before income tax             (1,374)   (3)     (6,558)     (18)    377         587      4     (2,700)       (26)   (560)
    Provision (benefit) for
      income taxes                     131     0          18        0     (86)         55      0        (94)         1    (271)
                                   ------- -----     -------     -----           --------  -----   --------       ----


  Income (loss) from
      continuing operations
      after income taxes            (1,505)   (3)     (6,576)     (18)    337         532      4     (2,606)       (25)   (590)

   Gain on sale of discontinued
      operations, net of income
      taxes                          4,222     9          -         -    (100)          -      -          -          -       -
    Loss from discontinued
      operations                      (104)   (0)         -         -    (100)          -      -          -          -       -

                                   -------  -----    -------     -----           --------  -----    -------       ----
      Income (loss) before           2,613     6      (6,576)     (18)   (352)        532      4     (2,606)       (25)   (590)
        extraordinary item
    Extraordinary loss on early
      redemption of debt               943    (2)         -         -    (100)          -      -          -          -
                                   -------  -----    -------     -----           --------  -----   --------       ----

        Net income (loss)           $1,670     4%    $(6,576)     (18)%  (494)%      $532      4%   $(2,606)       (25)%  (590)%
                                   =======  =====    =======     =====           ========  =====   ========       ====


(*) Certain amounts restated or reclassified.: see Note 3 to the interim financial statements included in this quarterly report.

     SALES. The decrease in sales in the third quarter of 2001, as compared to the third quarter of 2000, was primarily due to a $2.3 million, or 40%, decrease in computer hardware sales and a $2 million, or 44%, decrease in the sale of computer consulting and development services. The decrease in computer hardware sales resulted from the slower economy, particularly since September 11th in the greater New York area, which is our primary market. The decrease in computer consulting and development sales, particularly in Israel, is primarily due to the continued downturn in the hi-tech industry in general and the demand for consulting and development services in particular.

     Sales in the first nine months of 2001, decreased as compared to the comparable period in 2000, primarily due to a $5.3 million, or 35%, decrease in computer consulting and development sales, as well as a $4.7 million, or 31%, decrease in utility solutions sales, particularly in the first six months of this year. The decrease in computer consulting and development services segment sales primarily resulted from the down turn in the hi-tech industry as well as decreased sales of computer embedded software systems. The decrease in utility solutions sales in the first six months of this year, was due to non-recurring sales during the first six months of 2000 periods of backlog and component inventory, purchased as part an acquisition by our Comverge subsidiary.

     GROSS PROFIT. The decrease in gross profit in the third quarter and first nine months of 2001, as compared to the same periods last year was due to the decrease in computer consulting and development segment sales, particularly the highly profitable computer embedded software sales, resulting in a $1.1 million, or 80%, and $2.1 million, or 53% decrease in gross profits in this segment, comparing the third quarter and first nine months periods of 2001 and 2000, respectively. This decrease was partially offset by improved gross profit margins in both the computer hardware and utility solutions segments. In addition, the sales of these segments accounted for 75% and 73% of total sales in the third quarter and first nine months of 2001, respectively, as compared to 70% and 67% in the 2000 periods. The improved profitability in these segments, as well as their increased relative weight in total sales, caused gross profit margins to increase to 24% and 23% in the third quarter and first nine months of 2001, respectively, compared to 21% and 22% in the same periods last year, respectively.

       RESEARCH AND DEVELOPMENT ("R&D"). The continued increase in R&D expenses, since the second quarter of this year, was due to a concentrated effort in the utility solution segment, to bring to market a more varied set of solutions, while consolidating and integrating products already offered by our Comverge subsidiary. Among the technologies developed are 900 MHz communication capabilities to enhance our DCU load control product, latest generation CDPD technology upgrade for our CDC product and upgrade and enhancement of the control system software for our Maingate system currently being installed at Gulf Power. In addition we have commenced an integration process of our products, so as to increase efficiency, and offer our customers fewer but more comprehensive products.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The increase in SG&A was due to increased administrative and marketing costs in the utility solutions segment, where SG&A increased by $582,000, or 36%, and $1.4 million, or 30%, in the third quarter and the first nine months of 2001, respectively, as compared to the same periods in 2000. This increase was due primarily to costs associated with the new CEO for this segment, including $200,000 for his hiring, as well as our maintaining a high level of marketing and administrative costs, in an effort to take advantage of the current increased market awareness of the need for products which foster more efficient energy utilization.

       GAIN ON SALE OF DIVISION. The gain in the third quarter and first nine months of 2000 was from the sale of the computer consulting and development segment's CinNetic division in the third quarter of that year.

       INTEREST EXPENSE. The decrease in interest expense in the first nine months of 2001 as compared to the same period in 2000 was due primarily to interest expense recorded in 2000 in connection with the Company's convertible debt, redeemed during that year. The decrease in interest expenses in the third quarter of 2001 as compared to the third quarter of 2000, was due to a decrease in expenses in all segments.

       PROVISION (BENEFIT) FOR INCOME TAXES. The decrease in the provision for income taxes in the first nine months of 2001 as compared to the same period in 2000, and the tax benefit in the third quarter of 2001, were due primarily to a tax benefit occurring in the third quarter of 2001 resulting from prior years taxes.

       GAIN ON SALE OF DISCONTINUED OPERATIONS, NET OF INCOME TAXES. The gain, net of taxes, in the first nine months of 2000, was from the sale of our Tower investment, in the first quarter of that year.


FINANCIAL CONDITION

       As of September 30, 2001 we had working capital of $11.4 million, including non-restricted cash, cash equivalents and short-term interest bearing deposits and debt securities of $9.7 million. In February 2000 we took a $6 million term loan from a bank which is secured by a $6 million bank deposit. The loan bears interest at a rate of LIBOR plus 0.75% per annum and is repayable in a single payment in February 2002. The changes on our balance sheet as of September 30, 2001 as compared to our balance sheet as of December 31, 2000 in restricted cash, long-term deposits, short-term debt and long-term debt reflects the change in the classification of this loan from long-term to short-term debt. Similarly, the company shifted its investment strategy from investing in cash equivalent bank deposits in the prior year to investing in debt securities this year. In addition, during the first nine months of 2001 we acquired 198,600 of our own shares at a cost of $907,000.

       We expect to sign a definitive agreement, based on the conditions described in the MOU for our Endan acquisition, by the end of November this year. Under the MOU, the consideration for this acquisition includes $500,000 in cash, $2.25 million in DSSI Common Stock. In addition, DSSI will lend DSI $1 million, enabling the repayment of a loan previously made to Endan by Kardan Communications, Ltd.

       We believe we have adequate liquidity to finance our activities for the near future. In the long term, we believe that as our Comverge subsidiary matures, the requirement for continued research and development will decrease and it will generate positive cashflows thereby eliminating the continued drain on our working capital. In addition, as we broaden our computer software product offering to include IT solutions with our Endan acquisition, the resulting increase in profits will assure its positive cashflows.

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

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations. As of the date of adoption, we expect to have unamortized goodwill in the amount of $1,848 and unamortized other intangible assets in the amount of $336, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and other intangible assets was $794 and $485 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized, as the cumulative effect of a change in accounting principle.

     Also in June 2001, the FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. Statement 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset for certain obligations of lessees. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability the Company will recognize a gain or loss on settlement. We are required to adopt the provision of Statement No. 143 beginning January 1, 2003. We have not determined the impact, if any, the adoption of this statement will have on our financial position or results of operations.

     In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting fo r the impairment or disposal of long-lived assets. This statement supercedes Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement establishes an accounting model for impairment or disposal of long-loved assets by sale. Statement 144 is required to be adopted beginning January 1, 2002. We have not determined the impact, if any, the adoption of this statement will have on our financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we are exposed to fluctuations in interest rates so we seek debt financing to make capital expenditures. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposures. We currently have $1.7 million invested in debt securities with maturities in excess of one year. These debt securities are classified as trading securities and expose us to interest rate risk with respect to the effect fluctuations of market interest rates have on the valuation of these securities. The Company's investment in debt securities is managed by a company, which is controlled by one of the Company's directors.

                           PART II - OTHER INFORMATION




ITEM 1: LEGAL PROCEEDINGS

         None

Item 2:  Changes in Securities and Use of Proceeds.

     The Company entered into a restricted stock purchase agreement, dated as of September 1, 2001, with Robert Chiste, the Chief Executive Officer of the Company's subsidiary, Comverge Technologies, Inc. Pursuant to this agreement, the Company issued to Mr. Chiste 50,000 shares of its common stock at a purchase price of $5.95 per share. Mr. Chiste paid for the common stock by assigning and endorsing to the Company a 6% subordinated note, due April 15, 2010, in the principal amount of $297,500. Philip Services Corp. (NasdaqNM: PSCD) issued the subordinated note in favor of Mr. Chiste note under a trust indenture with Wilmington Trust Company. The subordinated note

o      is assignable;

o      pays interest semi-annually; and

o is subject to a sinking fund for the mandatory redemption of the subordinated note by no more than four annual payments, beginning in April 15, 2006.

The Company relied on Section 4(2) of the Securities Act of 1933 as its the exemption from registration for the sale and issuance of the common stock to Mr. Chiste.



ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits:
       Exhibit 10.1 Employment   Agreement,  dated  as  of  September  1, 2001,
                    between  Comverge Technologies, Inc. and Robert M. Chiste.

       Exhibit 10.2 Restricted Stock Purchase Agreement, dated as of
                    September 1, 2001, between  Comverge Technologies, Inc. and
                    Robert M. Chiste.

       Exhibit 10.3 Option Agreement, dated as of September 1, 2001, between
                    Comverge Technologies, Inc. and Robert M. Chiste.

(b)  Reports on Form 8-K:   None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.


                                        DATA SYSTEMS & SOFTWARE INC.

Dated:  November 14, 2001

                                        By:  /s/ YACOV KAUFMAN
                                            -----------------------------------
                                            Yacov Kaufman
                                            Chief Financial Officer