Form 10-K
period 2001-12-31
DATA SYSTEMS & SOFTWARE INC
filed 2002-03-27
CIK 880984

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                         COMMISSION FILE NUMBER: 0-19771

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant at March 12, 2002 was approximately $25.5 million. The aggregate market value was calculated by using the closing price of the stock on that date on the Nasdaq National Market.

     Number of shares outstanding of the registrant's common stock, as of March 12, 2002: 7,353,163.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain sections of the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART I

Item 1     Business.....................................................................................    1

Item 2     Properties...................................................................................    8

Item 3     Legal Proceedings............................................................................    8

Item 4     Submission of Matters to a Vote of Security Holders..........................................    9

PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters........................   10

Item 6     Selected Financial Data......................................................................   10

Item 7     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................................   12

Item 7A    Quantitative and Qualitative Disclosures About Market Risk...................................   22

Item 8     Financial Statements and Supplementary Data..................................................   22

Item 9     Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure......................................................................   22

PART III

Item 10.   Directors and Executive Officers of the Registrant...........................................   23

Item 11.   Executive Compensation.......................................................................   23

Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................   23

Item 13.   Certain Relationships and Related Transactions...............................................   23

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................   25



     Certain statements contained in this report are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates", or the negatives thereof, or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below under the heading "Item 1. Business-Factors That May Affect Future Results."

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Data Systems & Software Inc., through its subsidiaries in the United States and Israel, is engaged in the following businesses:

     o SOFTWARE CONSULTING AND DEVELOPMENT--Providing consulting and development services for computer software and systems.

     o ENERGY INTELLIGENCE SOLUTIONS--Developing and marketing load control, data communications and other energy intelligence solutions for electric utilities and their customers.

     o COMPUTER HARDWARE SALES--Serving as an authorized dealer and a value-added-reseller (VAR) of computer hardware.

     In January 2000 we disposed of our equity investment in Tower Semiconductor Ltd., a manufacturer of semiconductors.

SALES BY ACTIVITY

     The following table shows, for the years indicated, the dollar amount and the percentage of the sales attributable to each of the activities of our operations.

                                                                  1999               2000               2001
                                                                -----------------  -----------------  -----------------
                                                                 AMOUNT     %       AMOUNT      %      AMOUNT      %
                                                                --------- -------  ---------- ------  ---------- ------
Software consulting and development...........................   $18,784      47     $18,977     33     $12,179     27
Energy intelligence solutions.................................     5,061      13      17,105     30      13,793     30
Computer hardware sales.......................................    15,218      38      21,515     37      19,794     43
Other.........................................................       645       2         242     --         158     --
                                                                --------- -------  ---------- ------  ---------- ------
          Total Sales                                            $39,708     100     $57,839    100     $45,924    100
                                                                ========= =======  ========== ======  ========== ======

SOFTWARE CONSULTING AND DEVELOPMENT

ACQUISITION OF ENDAN

     Effective December 31, 2001, our Decision Systems Israel subsidiary, ("DSIT"), completed the acquisition of Endan IT Solutions Ltd. ("Endan"), an Israeli information technology (IT) solutions provider. Endan specializes in IT solutions, particularly for billing applications and healthcare solutions. It also owns two proprietary software packages, EASYBILL(TM), a comprehensive customer service and billing system aimed at the low to middle end application market, and ENDAN CLINIC(TM), an integrated medical information management system with specialized applications for oncology departments.

     The Endan acquisition reestablishes DSIT as a leading software and systems solution provider in Israel, with the potential to grow sales in Israel and to establish a presence in the US and world markets. Endan's IT expertise gives us a broader platform of markets and competencies from which to grow our Israeli software operations and give us reason to expect revenue improvement in 2002, despite the continuing hi-tech slowdown. In addition, we expect to benefit from some cost savings and efficiencies from the DSIT-Endan combination, which will contribute to improved profitability in the coming year. We also believe that there is significant potential for cooperation and cross marketing between Endan's EASYBILL(TM) and ENDAN CLINIC(TM) software packages and our activities in the energy intelligence solutions and computer hardware VAR areas which we hope to explore and exploit over the longer term.

     As a result of the Endan acquisition, our ownership of DSIT was reduced to 68%, with the remaining 32% being owned by the three former Endan shareholders. For additional information regarding the Endan acquisition, see Note 3 to the consolidated financial statements included in this Annual Report.

SERVICES

     Through DSIT, we provide computer software and systems consulting, development and integration services. DSIT's principal area of technological expertise is state-of-the-art hardware with embedded real-time software systems in a wide variety of applications, primarily telecommunications, digital signal processing, image processing, software testing and validation, electronic warfare, simulation and electro-optics. DSIT combines the characteristics of a systems and software house with significant hardware development capabilities, in a wide range of application areas, spanning from military and aerospace applications, security and public safety systems, telecom and datacom systems, and command and control. Through our acquisition of Endan, DSIT now offers expertise and solutions products for billing, healthcare and other IT applications.

     We provide our services either on a time-and-materials or fixed-price basis. When working on a time-and-materials basis, our engineers are generally sent to the customer's premises to perform design and development activities under the customer's direction. In these engagements, our personnel typically have no specific obligation for product delivery. During 1999, 2000 and 2001, sales attributable to services provided on a time-and-materials basis were $15.2 million, $14.2 million and $7.8 million, respectively, accounting for approximately 81%, 75% and 64% of segment sales for such years, respectively.

     When working on a fixed-price basis, we undertake to deliver software or hardware/software solutions to a customer's specifications or requirements for a particular project, accounting for these services on the percentage-of-completion method. Since the profit margins on these projects are primarily determined by our success in controlling project costs, margins on these projects may vary substantially as a result of various factors, including underestimating costs, difficulties associated with implementing new technologies and economic and other changes that may occur during the term of the contract. During 1999, 2000 and 2001, sales from fixed-price contracts were $3.6 million, $4.8 million and $4.4 million respectively, accounting for approximately 19%, 25% and 36% of segment sales for such years, respectively.

CUSTOMERS AND MARKETS

     Israel has historically been the primary area of this segment's operations, accounting for 77%, 82% and 88% of segment sales in 1999, 2000 and 2001, respectively. This trend will continue and is expected to increase as a result of our acquisition of Endan. We have developed a diverse customer base. In 2001, only one customer accounted for 10% of segment revenues and no other customer accounted for more than 6% of segment revenues.

COMPETITION

     Our software consulting and development segment faces competition from numerous competitors, both large and small, operating in the Israeli and United States markets, some with substantially greater financial and marketing resources. We believe that our wide range of experience and long-term relationships with large corporations in Israel and the United States will enable us to compete successfully and obtain future business.

PROPRIETARY RIGHTS.

     As a result of the Endan acquisition, we now own two proprietary software packages: EASYBILL(TM), a comprehensive customer service and billing system aimed at the low to middle end application market; and ENDAN CLINIC(TM), which manages hospital medical files and has advanced applications for oncology departments. The intellectual property rights resulting from our consulting and development services are generally owned by the customer for whom the services are performed. As a result, other than EASYBILL(TM) and ENDAN CLINIC(TM), we have no capitalized software to be sold, leased or otherwise marketed.

ENERGY INTELLIGENCE SOLUTIONS

OVERVIEW

     Through our Comverge subsidiary, we design, develop and market a full spectrum of products, services and solutions to electric utilities and energy service companies and their residential and business customers that provide energy intelligence-the optimal transfer and usage of energy. Comverge provides energy intelligence solutions to energy suppliers in the U.S. and around the world. Comverge's energy intelligence solutions is a combination of hardware development and manufacturing capabilities with a suite of software products which, together, help electric utilities and energy service companies and their customers address energy usage issues through load control, data communications and analysis, real-time pricing and integrated billing and reporting. Our load control solutions allow electric companies to reduce usage or "shed load" during peak usage periods, such as the summer air conditioning season, thereby reducing or eliminating the need to buy costly additional power on the spot market, or invest in new generation capacity. This solution is both cost-effective and environmentally superior to building new generation capabilities. Our two-way data communications solutions allow utilities to gather, transmit, verify and analyze real-time usage information, and can be used for automated meter reading, support time-of-use metering, theft detection, remote connect/disconnect and other value-added services.

HISTORY

     Since 1992, we have been designing, developing and marketing two-way interactive communications solutions that provide real-time, remote automated meter reading and data management capabilities to utilities internationally. We developed state-of-the-art, high-speed, power line carrier technology and have deployed pilot systems in Thailand, Taiwan, Venezuela, Argentina, Israel and Mexico.

     In January 1998, Comverge acquired certain assets and licenses to intellectual property from Lucent Technologies' Utilities Solution business division. The licensed technology relates to a product, which had been deployed by Lucent using a two-way cable TV system and as well as using an Internet-based wireless network. Comverge employs a number of the employees who were involved in developing this product.

     In August 1999, Comverge purchased the assets and business of Scientific-Atlanta's Control Systems business division, acquiring its load control and gateway product lines and hiring a number of employees from this division.

     Comverge is located in Florham Park, New Jersey where its sales and marketing and PowerCAMP(tm) software groups operate. Comverge's administrative and engineering personnel and principal product manufacturing facility are located in Atlanta, Georgia. Comverge also maintains a small research center located in Israel.

PRODUCTS AND SERVICES

     Comverge offers data communications and load control product solutions that address the information and control needs of the global energy market through our power line technology and expertise we developed, combined with our strategic acquisitions of technology, personnel, contracts and customer base from Lucent and Scientific-Atlanta. Our technical expertise includes load control, broadband, wireless and powerline communications, and Internet and home networking and automation.

         Comverge currently offers products and services in four product lines:

     o    Real-time usage information products;

     o    Load control products;

     o    Gateway products, which combine real-time information and control; and

     o PowerCAMP(tm) Software products that allow utilities to conserve, analyze, monitor and price electric usage.

     REAL-TIME USAGE INFORMATION PRODUCTS. We market the Comverge Distributed Connection, also referred to as CDC, which is a meter-reading device for gathering and transmitting real-time usage information and providing distributed generation monitoring and control for commercial and industrial customers. The CDC uses Internet-based cellular digital packet data (CDPD) communications to transmit detailed information regarding patterns of energy consumption and is targeted at industrial and commercial customers, an important segment of the user market for energy companies. The use of CDPD for data communication makes our product easier to install and less expensive to run than products that require a dedicated telephone line. Our alliances with Verizon Wireless, AT&T Wireless and GTE give us a national platform from which to market this product.

     LOAD CONTROL PRODUCTS. Power distribution companies use load control products to reduce peak electrical demand, avoiding the need to buy costly electricity on the spot market or to build new generation facilities. Generators and energy marketers can use load control products to free capacity during high cost periods for resale to others. We offer our customers three major load control products: digital control units, also known as DCUs, SuperStats(tm) and Maingate(tm). The DCU is a switch that can be connected to any appliance, such as an air conditioner or water heater, and that permits the utility to turn appliances on and off from a remote location utilizing wireless communications. Our SuperStat(tm) product combines a programmable thermostat with a wireless communication module to provide cooling systems direct load control, allowing customers to choose when and how much energy to use, while giving the utility the ability to control air conditioning systems through the thermostat during peak usage periods.

     GATEWAY PRODUCTS. Maingate(tm), our gateway product, is a system designed around a communications "gateway", or bridge, which permits two-way real-time communications between a local area network (LAN), such as a "network" of appliances and other devices within a home, or a network of meters at multiple users, and a wide area network (WAN), such as cable, telephone or cellular digital packet data, also known as CDPD. Maingate(tm) provides information and load control to the electric service company and can significantly reduce the customer's electricity bills. When fully integrated with our PowerCAMP(tm) software, Maingate(tm) provides utilities with a comprehensive solution for their diverse requirements.

     Maingate(tm) provides two-way real time metering, time-of-use pricing, load control and whole house surge suppression for residential users. In the typical configuration, the central air conditioning system, controlled by a SuperStat(tm) thermostat, the water heater and up to one additional appliance within the home, are fitted with power line communication ("PLC") based load control devices. The load control devices and the SuperStat(tm) are networked, and linked via the Maingate(tm) gateway to the WAN. Maingate(tm) allows the customer to automatically respond to energy price variations to minimize their usage during high priced periods. For example, during August when electricity usage is high due to increased air conditioner use, the utility generated price typically will increase and the pre-programmed customer response to this price increase will automatically raise the temperature setting in order to lower energy use. However, the customer may elect to override the direct control and set the thermostat as desired and pay for the electricity used at peak load rates. This price responsive demand reduces the customer's bill while reducing the utilities' peak load. Because of its ability to communicate with devices within the home, Maingate(tm) will also support additional value-added "smart-home" products and services as they become available. Rollout of Maingate(tm) has commenced under a contract with Gulf Power that provides for the installation of Maingate(tm) into 40,000 homes. As of December 31, 2001, we have provided for approximately 8,500 units under this contract.

     POWERCAMP(tm) SOFTWARE PRODUCTS. PowerCAMP(tm) is an extensive suite of software developed by our engineers and deployed in several countries. The software used in PowerCAMP(tm) has been subject to extensive field-testing and customer interaction and has been the backbone for monitoring and analyzing utility meter reading and load management programs using Comverge products. We have taken this software and packaged and modularized it as a suite of stand-alone software editions for utilities and their residential, commercial and industrial customers. PowerCAMP(tm) can also serve those customers through a web-based Application Service Provider, or ASP, model.

CUSTOMERS AND MARKETS

     Our energy intelligence solutions business has over 500 utility customers in eight countries and 5,000,000 end point installations worldwide. The global market for energy intelligence solutions is still emerging, and is estimated at $35 billion over the next four years. We anticipate growth in this market to be driven by the following factors:

     o Increasing worldwide demand for electricity and volatility of electricity prices;

     o Anticipated market and regulatory incentives to manage peak usage periods in an economically efficient and environmentally friendly manner; and

     o Continued deregulation of the electric utility industry in the United States and resulting increased competition among electric service companies.

     Although the effects of the current trend toward deregulation in the United States and overseas are not certain, we anticipate that the new, more competitive environment, combined with expected government incentives and mandates, will result in continued growth in the demand for products designed to gather information and manage electricity usage.

     Comverge's customers are generally domestic electric utilities, electric service companies or prime contractors that serve electric utilities. Our largest customer is Florida's Gulf Power, which purchased over $3.6 million in 2001 and is under contract to purchase an additional $23.2 million of Maingate(tm) systems in 2002 through 2007. In addition, we have significant contracts for our DCU products with other domestic utilities and energy service companies. We have proven that our CDC and SuperStat(tm) products work in small-scale deployments, and as our track record grows, we expect to expand our sales to our existing customers to full-scale deployments. In addition to expanding relationships with existing customers, our strategy is to take advantage of the relationships with these customers to extend our sales to their affiliates, many of whom are owned by large utility holding companies with several owned utilities. We have also formed joint marketing partnerships with Verizon Wireless, Schlumberger and Honeywell, and continue to plan to expand on these relationships.

COMPETITION

     Within the emerging energy intelligence solutions market, we face competition from a variety of companies and products, each of which is trying to garner a share the market. Key competitors include Itron, ABB, Schlumberger and Mainstreet Networks for our gateway products, CEPG for commercial and industrial AMR products, and Cannon Technologies and Itron in the load control area. In addition to these companies, there are many other competitors and potential competitors vying for a piece of this as yet undefined market. We believe that our products offer significant competitive advantages because they:

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

PROPRIETARY RIGHTS

     Comverge holds 12 patents and has 13 patents pending. We try to take all action necessary to protect our proprietary rights. Certain products that we have developed and are developing incorporate or are derived from intellectual property owned by third parties under license to us.

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

CUSTOMERS AND MARKETS

     Computer hardware segment sales include sales to two major customers, Montefiore Medical Center (which accounted for approximately 24% and 25% of segment sales in 2000 and 2001, respectively) and a large law firm (which accounted for approximately 5% and 12% in 2000 and 2001, respectively). No other customer accounted for more than 10% of segment sales.

COMPETITION

     The market for PCs and related peripheral hardware sales in which we operate is characterized by severe competition in price-performance, breadth of product line, financing capabilities, technical expertise, service and overall reputation. Manufacturers have been increasing their direct sales efforts on the Internet and otherwise, reducing prices to end-users, which reduces profit margins for distributors and value-added-resellers such as Databit. Our competitors include manufacturers, other VAR's, large equipment aggregators (some of whom sell to us) and systems integrators. Many of our competitors have longer operating histories, greater financial resources and buying power and larger, established customer bases. We compete by offering attractive prices and flexible payment terms, and by helping our customers evaluate their needs and tailoring solutions by offering other value-added services such as configuration and on site service.

BACKLOG

     As of January 1, 2002, our backlog of work to be completed was $24.9 million, $23.2 million of which related to our energy intelligence solutions segment, primarily under our contract with Gulf Power. We estimate that we will perform $10.1 million of our backlog in 2002.

DISCONTINUED AND DIVESTED ACTIVITIES

     In recent years we have been increasing our focus on our core businesses and have discontinued or divested a number of activities. In January 2000 we sold all of our interest in Tower Semiconductor Ltd. for approximately $30.9 million. Until January 2000, a subsidiary of ours managed an Israeli public investment company. Under the management agreement, it received a management fee equal to 4% of the amounts invested in the investment company (excluding profits). The management agreement was not renewed in January 2000 and the management company is no longer active. In September 2000, we completed the sale of substantially all the assets of its CinNetic division. See Note 4 to the Consolidated Financial Statements included in this report for additional information regarding these transactions.


EMPLOYEES

         At December 31, 2001, we employed a total of 347 people, including 257 persons in engineering and technical support, 33 in marketing and sales, and 57 in management, administration and finance. A total of 259 of our employees are based in Israel.

     We consider our relationship with our employees to be satisfactory.

     We have no collective bargaining agreements with any of our employees. However, with regard to our Israeli activities, certain provisions of the collective bargaining agreements between the Israeli Histadrut (General Federation of Labor in Israel) and the Israeli Coordination Bureau of Economic Organizations (including the Industrialists Association) are applicable by order of the Israeli Ministry of Labor. These provisions concern mainly the length of the workday, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We generally provide our Israeli employees with benefits and working conditions beyond the required minimums. Israeli law generally requires severance pay upon the retirement or death of an employee or termination of employment without due cause. Furthermore, Israeli employees and employers are required to pay specified amounts to the National Insurance Institute, which administers Israel's social security programs. The payments to the National Insurance Institute include health tax and are approximately 17% of wages (up to a specified amount), of which the employee contributes approximately 60% and the employer approximately 40%.

RESEARCH AND DEVELOPMENT (R&D)

     For information on current product development and enhancement and their costs, see "2001 Compared to 2000 - Research and development expenses ("R&D")" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to our Consolidated Financial Statements appearing in this Annual Report.

SEGMENT INFORMATION

     For additional financial information regarding our operating segments, foreign and domestic operations and sales, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 19 to our Consolidated Financial Statements included in this Annual Report.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

     We may from time to time make written or oral statements that contain forward-looking information. However, our actual results may differ materially from our expectations, statements or projections. The following risks and uncertainties could cause actual results to differ from our expectations, statements or projections.

GENERAL FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND DO NOT EXPECT TO ACHIEVE PROFITABLE OPERATIONS IN THE FIRST HALF OF 2002; OUR COMVERGE SUBSIDIARY MUST RAISE CAPITAL IN ORDER TO AVOID SEVERE CUTS IN ITS OPERATING BUDGET.

     We are experiencing and have in the past experienced operating losses. In 2001, 2000 and 1999, we had operating losses of approximately $10.3 million, $3.9 million and $5.6 million, respectively. We do not expect to achieve profitable operations during the first half of 2002, and we are uncertain whether we will achieve profitability in the second half of 2002. Furthermore, our Comverge subsidiary, has been the primary consumer of our cash resources and in 2001 net cash used in their operating activities was $7.0 million. We believe that Comverge is now in a position to seek outside financing and its management has taken substantial steps in its effort to secure sufficient financing to fund its activities. There are no assurances the Comverge will be able to raise capital or raise an amount sufficient to meet the needs of its business plan. Should Comverge not be successful in raising capital, Comverge will implement an operating plan by the end of the second quarter of 2002 to reduce costs, so that its operations will have breakeven cash flow by the end of the third quarter of 2002. Such an operating plan will include curtailing research and development expenses, consolidating geographically distant operations, significantly reducing marketing efforts on new products as well as reducing general administrative and marketing salary expenses. The reduction in costs, however, may leave us without essential employees and other resources necessary to increase revenues, may not result in operations with breakeven cash flow and may end up reducing our revenues.

THE MARKETS FOR OUR ENERGY INTELLIGENCE SOLUTIONS AND SOFTWARE CONSULTING AND DEVELOPMENT SERVICES ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE; IF WE FAIL TO KEEP PACE, WE WILL HAVE DIFFICULTY DEVELOPING AND MAINTAINING A MARKET FOR OUR PRODUCTS AND SERVICES.

     The markets for our energy intelligence solutions and software consulting and development segments are characterized by rapid technological change. In the energy intelligence solutions market, communications and networking technologies are continuously changing and we will need to invest in continued product development, both hardware and software, in order to keep pace with these changing technologies. We may not have adequate resources to invest in development if our Comverge subsidiary does not raise additional capital, and our development efforts may not be successful. In the software consulting and development market, the continuing evolution of the Internet and introduction of new software systems will require us to invest in additional personnel training and/or hire new personnel. We may not have adequate resources to invest in sufficient training or hire personnel with the necessary skills.

EXCHANGE RATE FLUCTUATIONS COULD INCREASE THE COST OF OUR ISRAELI OPERATIONS.

         A significant portion of the sales of our Israeli operations is in New Israeli Shekels ("NIS") linked to the dollar. Such transactions are negotiated in dollars; however, for the convenience of the customer, they are settled in NIS. The dollar value of the revenues of our operations in Israel will decrease if the dollar is devalued in relation to the NIS during the period from the invoicing of a transaction to its settlement. In addition, a significant portion of our expenses in those operations are in NIS, so that if the dollar is devalued in relation to the NIS, the dollar value of these expenses will increase.

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

RISKS RELATED TO THE SOFTWARE CONSULTING AND DEVELOPMENT SEGMENT

FAILURE TO ACCURATELY FORECAST COSTS OF FIXED-PRICED CONTRACTS COULD REDUCE OUR MARGINS

         When working on a fixed-price basis, we undertake to deliver software or integrated hardware/software solutions to a customer's specifications or requirements for a particular project. The profits from these projects are primarily determined by our success in correctly estimating and thereafter controlling project costs. Costs may in fact vary substantially as a result of various factors, including underestimating costs, difficulties with new technologies and economic and other changes that may occur during the term of the contract. If, for any reason, our costs are substantially higher than expected, we may incur losses on fixed-price contracts.

RISKS RELATED TO THE ENERGY INTELLIGENCE SOLUTIONS SEGMENT

         We have made a significant investment in our energy intelligence solutions segment, which develops and markets load control products and systems offering two-way automated meter reading and related data management capability to utilities. Revenues have fluctuated significantly from quarter to quarter and to date this segment has operated at a loss. The activities of this segment are subject to many risks, including the following.

THE PACE OF UTILITY DEREGULATION HAS BEEN SLOW; THE ULTIMATE REGULATORY STRUCTURE OF THE UTILITY INDUSTRY MAY NOT PROVIDE MANDATES OR INCENTIVES TO PURCHASE OUR PRODUCTS.

         The electric utility industry is undergoing significant deregulation. The pace of deregulation appears to have slowed due to the uncertainty about deregulation in the wake of the energy crisis in California in 2000 and the recent Enron reorganization. Market observers expect deregulation to include energy choice and time-of-use pricing requirements, which will mandate, or favor implementation by utilities of, load control programs and the use of automated meter reading and data distribution. However, the pace of deregulation has not been as rapid as expected and to date only a limited number of utilities have made purchase commitments for automated meter reading and data distribution systems. Many utilities have also deferred the purchase of load control systems, pending resolution of broader industry and regulatory developments. The results of deregulation are uncertain and may not result in the mandates or incentives for the types of services, which require AMR systems. If the state and federal regulation does not provide these requirements or incentives, the market for our products may not develop as we expect.

WE MUST COMPETE WITH OTHER UTILITY SOLUTION PROVIDERS FOR MARKET ACCEPTANCE AND CUSTOMERS.

         While we believe that the systems offered by our energy intelligence solutions segment offer advantages over competing load control and data communications solutions, there are alternative solutions, and we cannot predict what share of the market we will obtain. In addition, some of our competitors have more sales and marketing resources, better brand recognition and/or technologies that offer alternative advantages. If our potential customers do not adopt our solutions or do so less rapidly than we expect, our future financial results and our ability to achieve positive cash flow or profitability, will be harmed.

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

DELAYS, QUALITY CONTROL AND PRICE PROBLEMS COULD ARISE DUE TO OUR RELIANCE ON THIRD-PARTY MANUFACTURERS OF CERTAIN COMPONENTS.

     We use a limited number of outside parties to manufacture components of some of our products. Our reliance on these third party manufacturers (one of whom is in Chapter 11 and in 2001 provided us with $6.0 million of components representing approximately 70% of our material purchases for the year) exposes us to risks relating to timeliness, quality control and pricing. We have experienced certain delays and quality control problems from third-party manufacturers and have taken steps to alleviate them, including the decision to manufacture certain components in-house. In addition, we are actively pursuing third-party manufacturing alternatives, both to diversify and even to replace our existing subcontractors experiencing difficulties. Implementing these alternatives could cause some transitional delays and the diversification could have a negative impact on price and quality control. Such delays, price increases or quality control problems at our third-party manufacturers could harm our relationships with our customers, our operating results and cash flow.

RISKS RELATED TO THE COMPUTER HARDWARE SEGMENT

WE FACE LOW MARGIN, MASS MARKETING COMPETITION.

     The market for PCs and related peripheral hardware sales in which we operate is characterized by severe competition in price-performance and financing capabilities. Manufacturers and on-line Internet vendors have been increasing their direct sales efforts on the Internet and otherwise, reducing prices to end-users, which reduce profit margins for distributors and value added resellers such as our Databit subsidiary. Should this trend continue, it could make our method of sales uneconomical and bring into question the long-term viability of the business model used by Databit.

A LARGE PORTION OF OUR SALES ARE CONCENTRATED IN THE GREATER NEW YORK CITY AREA.

     Computer hardware sales to the greater New York City metropolitan area represented 83%, 78% and 84% of the total segment sales for the years ended December 31, 1999, 2000 and 2001, respectively. Furthermore, all of the sales force for the segment is based in Manhattan and northern New Jersey. Recently, sales in the New York City metropolitan area have been decreasing and that downturn was significantly exacerbated by the September 11th events. If the region does not recover from the recent economic downturn, or recover in a manner commensurate with our expectations or our ability to control fixed costs, our operating results could deteriorate.


ITEM 2.  PROPERTIES

     Our corporate headquarters and the principal offices for our U.S. software consulting and development and hardware sales segments are located in Mahwah, New Jersey in approximately 5,000 square feet of office space, under a lease which expires in September 2003. The rent for these premises currently is $85,000 per annum. We also rent offices in New York City of approximately 4,700 square feet, under a lease which expires in October 2005, at a current rent of $181,000 per annum. In addition, our Comverge subsidiary rents approximately 11,500 square feet in Florham Park, New Jersey, at an annual rent of $126,000 under a lease which expires January 2004, and approximately 31,600 square feet of office and assembly space in Gwinett, Georgia under a lease which expires in May 2006, at a current rent of $277,000 per annum.

     Our Israeli activities are conducted in approximately 18,000 square feet of office space in the Tel Aviv metropolitan area under a lease that expires in August 2009. The annual rent is approximately $290,000. These facilities are used for the Israeli operations of the software consulting and development segment and the energy intelligence solutions segment. In addition, as part of our acquisition of Endan, we acquired their leased office space located in the Tel Aviv metropolitan area under a lease that expires in July 2004. The annual rent is approximately $81,000.


ITEM 3.  LEGAL PROCEEDINGS

     A recently acquired foreign subsidiary of ours is a plaintiff in an arbitration proceeding against a customer for payment. The defendant in the arbitration has filed a counterclaim against the subsidiary seeking $800,000 in damages. On advice from the subsidiary's Israeli counsel, management believes that the arbitrator will not order us to pay a substantial amount of the counterclaim. We are not involved in any legal proceedings that we believe, individually or in the aggregate, will have a material adverse effect our company.

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

                                                                                             HIGH            LOW
                                                                                          ------------    ----------
         2000:
         First Quarter.......................................................................$7.563         $3.063
         Second Quarter.......................................................................5.688          3.000
         Third Quarter........................................................................5.250          4.125
         Fourth Quarter.......................................................................6.125          3.938

         2001:
         First Quarter.........................................................................5.31           3.31
         Second Quarter........................................................................8.80           3.75
         Third Quarter.........................................................................7.11           5.30
         Fourth Quarter........................................................................7.45           4.71

         In December 2001, we issued 365,210 shares of our common stock at a price of $6.16 per share in connection with the acquisition by DSIT of all of the outstanding ordinary shares of Endan IT Solutions, Ltd. We relied on Regulation S under the Securities Act of 1933 as the exemption from registration of the offer and sale of these shares. Under the acquisition agreement, the shares were valued based upon the average closing price of our common stock on the Nasdaq National Market for the 60-day period ending the two days prior to the closing date of the acquisition. Pursuant to our agreement with the former Endan shareholders, we filed with the SEC and the SEC declared effective a registration statement covering the resale of these shares. Under the terms of the agreement, none of these shares may be sold in public sale before June 2002 and not more than 50% of the shares may be sold before September 2002.

         As of March 15, 2002 there were 70 record holders of our Common Stock. We estimate that there are approximately 2,000 beneficial owners of our Common Stock.

         We paid no dividends in 2000 or 2001 and we do not intend to pay dividends in 2002. There are currently no restrictions on our declaration and payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated statement of operations data for the years ended December 31, 2000 and 2001 and consolidated balance sheet data as of December 31, 2000 and 2001, have been derived from our Consolidated Financial Statements included in this Annual Report, which have been audited by KPMG LLP, independent auditors. The selected consolidated statement of operations data for the year ended December 31, 1999 has been derived from our Consolidated Financial Statements included in this Annual Report, which were audited by Deloitte & Touche LLP. The selected statement of operations data for the years ended December 31, 1997 and 1998 and balance sheet data as of December 31, 1997, 1998 and 1999 have been derived from audited Consolidated Financial Statements not included herein.

         This data should be read in conjunction with our Consolidated Financial Statements and related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                                          FOR  THE YEARS ENDED DECEMBER  31,
                                                                          ----------------------------------
                                                                1997        1998        1999          2000        2001
                                                                ----        ----        ----          ----        ----
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales.....................................................   $36,154     $36,710     $39,708       $57,839     $45,924
Cost of sales.............................................    31,303      28,814      31,615        45,606      36,713
                                                              ------      ------      ------        ------      ------
   Gross profit...........................................     4,851       7,896       8,093        12,233       9,211
Research and development expenses.........................     1,335       1,605       1,269           928       2,284
Selling, general and administrative expenses..............    11,349      12,549      12,471        16,340      17,643
Gain on sale of division \ subsidiary.....................        --         --           --         1,144         397
                                                              ------      ------      ------        ------      ------
   Operating loss.........................................   (7,833)     (6,258)     (5,647)       (3,891)     (10,319)

Interest income...........................................       478         147          61         1,758       1,104
Interest expense..........................................      (225)       (360)       (910)         (709)       (459)
Other loss, net...........................................      (244)     (2,172)       (306)          (50)       (132)
Minority interests........................................       676         878        (275)           --          --
                                                              ------      ------      ------        ------      ------
   Loss from continuing operations before provision
      (benefit) for income taxes..........................    (7,148)     (7,765)     (7,077)       (2,892)     (9,806)

Provision (benefit) for income taxes......................     3,507          35          62           171         (11)
                                                              ------      ------      ------        ------      ------
   Loss from continuing operations........................   (10,655)     (7,800)     (7,139)       (3,063)     (9,795)

Income (loss) from discontinued operations,
 net of income taxes .....................................       211     (11,142)     (8,728)         (104)         --
Gain on sale of discontinued operations,
 net of income taxes                                              --       5,998          --         4,222          --
                                                              ------      ------      ------        ------      ------
   Income (loss) before extraordinary item................  (10,444)    (12,944)    (15,867)         1,055      (9,795)
Extraordinary loss on early redemption of debt............        --          --          --          (943)         --
                                                              ------      ------      ------        ------      ------

   Net income (loss)......................................  $(10,444)   $(12,944)   $(15,867)  $       112     $(9,795)
                                                           =========   =========   =========   ===========     ========
Basic and diluted net income (loss) per share:
    Loss from continuing operations.......................    $(1.45)     $(1.05)     $(0.96)       $(0.41)     $(1.41)
    Discontinued operations...............................      0.03       (0.70)      (1.17)         0.56          --
    Extraordinary item....................................        --          --          --         (0.13)         --
                                                            --------    --------    --------     ---------    --------
       Net income (loss) per share - basic and diluted....    $(1.42)     $(1.75)     $(2.13)        $0.02      $(1.41)
                                                             =======     =======     =======         =====     =======
Weighted average number of shares outstanding
 - basic and diluted......................................     7,369       7,391       7,433         7,422       6,970
                                                               =====       =====       =====         =====       =====
SELECTED CONSOLIDATED BALANCE SHEET DATA:
                                                                                    AS OF DECEMBER 31,
                                                                                    ------------------
                                                                1997        1998        1999          2000        2001
                                                                ----        ----        ----          ----        ----
                                                                                      (in thousands)
Working capital.............................................  $7,201    $  5,719     $20,030       $18,178      $6,867
Total assets................................................  65,452      49,880      50,458        42,157      39,293
Short-term and long-term debt...............................   4,190       1,661       9,007         6,606       8,681
Minority interest...........................................      --         294          10            40       2,588
Total shareholders' equity..................................  52,308      39,418      24,850        22,581      14,362


See Notes 3 and 4 to the Consolidated Financial Statements included in this Annual Report for a description of our various acquisitions and dispositions of business operations and segments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW AND TREND INFORMATION

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate, depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed at "Item 1. Description of Business-Factors That May Influence Future Results."

     During 2001, we operated in three reportable segments: software consulting and development, energy intelligence solutions and computer hardware sales and we are continuing our business activity in all three segments during 2002.

     SOFTWARE CONSULTING AND DEVELOPMENT

     Sales in our consulting and development services segment declined due to the general downturn in the hi-tech economy. In addition to our continuing efforts to market in our traditional markets, in December 2001 we acquired Endan, which expanded our service and product offerings to include IT, particularly in the markets for billing solutions and healthcare solutions. This acquisition of Endan maximizes economies of scale by increasing our revenue base by over 40% based on 2001 revenues without the commensurate increase in staffing. We therefore expect that this acquisition will serve to improve revenue and profitability in this segment beginning in 2002.

     ENERGY INTELLIGENCE SOLUTIONS

     During 2001, we took some very important steps to establish Comverge as an independent entity, including the assembly of a strong, new management team, consisting of a new CEO, CFO, Executive Vice President and other senior management. We believe we now have the team in place to increase revenue and to attract the additional capital which this segment will require to execute its plan and fulfill its potential.

     We expect revenue for the segment to improve during 2002 over the levels achieved in 2001. These revenue improvements, if they are in fact achieved, will likely be offset in large part by the significantly higher costs associated with the enhanced management, marketing and administrative infrastructure which has been put into place. Based on our current plans, we do not expect the segment to achieve profitable operations during 2002.

     We intend to finance Comverge's activities during the next 12 months from outside investment in Comverge. Should Comverge not be successful in raising outside funding, it will implement an operating plan by the end of the second quarter of 2002, to reduce Comverge's costs and expenses to breakeven cash flow by the end of the third quarter of 2002. If implemented, this operating plan would require Comverge to curtail its research and development activities, consolidate geographically distant operations, significantly reduce its marketing efforts and reduce general, administrative and marketing salary expenses. Implementing this scaled back operating plan will require us to defer certain of the product development and marketing initiatives, which are currently underway or are planned. Implementing this scaled back operating plan may also result in a loss of essential managerial and other employees and other resources necessary to increase or even maintain our revenues and may not result in breakeven operations.

     COMPUTER HARDWARE

     Databit's business suffered from the slowdown in the economy, especially since September 11th, and particularly in the greater New York City metropolitan area, the segment's primary market. In the first months of 2002, we have seen improvement in the level of sales over that of the last few months of 2001. Databit's customer mix continues to improve, which allowed us to improve gross profit margin to 17.9% in 2001 as compared to 15.1% in 2000, partially offsetting the decrease in gross profits due to reduced sales. Despite our success in increasing gross profit margins in the past couple of years, we expect the economic slowdown and increasingly competitive market will cause downward pressure on our gross profit margin in 2002.

     CRITICAL ACCOUNTING POLICIES

     The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The following discussion of critical accounting policies represents our attempt to bring to the attention of readers of this report those accounting policies which we believe are critical to our consolidated financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies which are more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result.

     We have identified the following as critical accounting policies to our
Company: revenue recognition; foreign currency transactions; accounting for debt securities; inventory; income taxes; and goodwill and other long-lived assets.

     REVENUE RECOGNITION

     Our revenue recognition policies are significant as our revenue is a key component of our results of operations. Revenue from time-and-materials service contracts, maintenance agreements and other services are recognized as services are provided. Revenue on the sale of products and software are recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. Such revenues generally do not involve difficult, subjective or complex judgments.

     Our software and consulting development segment derived $4.4 million of its revenues, representing approximately 10% of consolidated sales in 2001 ($4.8 million and 8% and $3.6 million and 9% in 2000 and 1999, respectively), from fixed-price contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized using the percentage-of-completion method as costs (primarily direct labor) are incurred, with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations.

     FOREIGN CURRENCY TRANSACTIONS

     We have several foreign subsidiaries which together account for approximately 24% of our net revenues for the year ended December 31, 2001, and 42% of our assets and 37% of our total liabilities as of December 31, 2001. We expect our percentage of foreign-based revenue to increase in 2002 as a result of our acquisition of Endan in December 2001.

     Under the relevant accounting guidance, the treatment of foreign currency transactions is dependent upon our management's determination regarding the functional currency of each subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. If any subsidiary's functional currency would be deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements would be included in cumulative translation adjustments on our consolidated balance sheets and as part of comprehensive income on our consolidated statements of operations. However, if the functional currency is deemed to be the U.S. dollar, then any gain or loss associated with transactions in the local currency would be included within our consolidated statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized into our consolidated statement of operations. As of December 31, 2001, we have determined that the functional currency of all our foreign subsidiaries is the U.S. dollar.

     DEBT SECURITIES

     Debt securities may be classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity, are classified as available-for-sale.

     At December 31, 2001, we had $1.8 million of debt securities all of which were classified as trading.

     Trading debt securities are recorded at fair value and unrealized holding gains are included in operations. Since we classify all of our debt securities as trading, our results of operations are subject to possible fluctuation due to volatility of the bond market.

     INVENTORIES

     Inventories are stated at the lower of cost or market and have been reduced by an allowance for excess and obsolete inventories to establish a new cost basis. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales. We evaluate the adequacy of these reserves quarterly.

     INCOME TAXES

     We have a history of unprofitable operations from losses incurred in a number of our operations. These losses generated sizeable state, federal and foreign tax net operating loss ("NOL") carryforwards of approximately $10.3, $13.6 and $10.1 million as of December 31, 2001, respectively.

     Generally accepted accounting principles require that we record a valuation allowance against the deferred income tax asset associated with these NOL carryforwards and other deferred tax assets if it is "more likely than not" that we will not be able to utilize them to offset future income taxes. Due to the size of the NOL carryforwards in relation to our history of unprofitable operations, we have not recognized any of these net deferred tax assets. We currently provide for income taxes only to the extent that we expect to pay cash taxes for current income.

     It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforwards and other deferred tax assets. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates or foreign rates. Subsequent revisions to the estimated net realizable value of the deferred tax assets could cause our provision for income taxes to vary significantly from period to period.

     GOODWILL AND OTHER LONG-LIVED ASSETS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 (discussed below) after its adoption.

     We adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continue to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

     Upon adoption of SFAS No. 142, we are required to evaluate our existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. We will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by March 31, 2002. If an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the quarter ended March 31, 2002. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the quarter ended March 31, 2002.

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and we must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of 2002. In the second step, we must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

     In August, 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We adopted SFAS No. 144 on January 1, 2002.

     As of December 31, 2001, we had an aggregate of $7.7 million of goodwill, net of amortization, $7.2 million of which relates to DSIT and most of which was recognized as a result of the acquisition of Endan, and $0.5 million of which relates to our energy intelligence solutions subsidiary, and $0.8 million of other unamortized identifiable intangible assets. Due to the effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact on us of adopting these new standards, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     We do not expect the adoption of SFAS No. 144 for long-lived assets to have a material impact on our consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, will depend on future actions initiated by management. As a result, we cannot determine the potential effects that adoption of SFAS No. 144 will have on our consolidated financial statements with respect to future disposal decisions, if any.



RESULTS OF OPERATIONS

The following table sets forth selected consolidated statement of operations data as a percentage of our total sales.


                                                                                YEAR ENDED DECEMBER  31,
                                                                                ------------------------
                                                                  1997       1998       1999       2000       2001
                                                                  ----       ----       ----       ----       ----
Sales .........................................................     100.0%    100.0%    100.0%    100.0%    100.0%
Cost of sales .................................................      86.6      78.5      79.6      78.8      80.0
                                                                    -----     -----     -----     -----     -----
  Gross profit ................................................      13.4      21.5      20.4      21.2      20.0
Research and development expenses .............................       3.7       4.4       3.2       1.6       5.0
Selling, general and administrative expenses ..................      31.4      34.2      31.4      28.3      38.4
Gain on sale of division ......................................        --        --        --       2.0       0.9
                                                                    -----     -----     -----     -----     -----
  Operating loss ..............................................     (21.7)    (17.1)    (14.2)     (6.7)    (22.5)
Interest income (expense), net ................................       0.7      (0.6)     (2.1)      1.8       1.4
Other loss, net ...............................................      (0.7)     (5.9)     (0.8)     (0.1)     (0.3)
Minority interests ............................................       1.9       2.4      (0.7)       --        --
                                                                    -----     -----     -----     -----     -----
  Loss from continuing operations before
     provision (benefit) for income taxes .....................     (19.8)    (21.2)    (17.8)     (5.0)    (21.4)
Provision (benefit) for income taxes ..........................       9.7        --       0.2       0.3      (0.1)
                                                                    -----     -----     -----     -----     -----
  Loss from continuing operations .............................     (29.5)    (21.2)    (18.0)     (5.3)    (21.3)
Income (loss) from discontinued operations, net of income taxes       0.6     (30.4)    (22.0)     (0.2)       --
Gain on sale of discontinued operations, net of income taxes ..        --      16.3        --       7.3        --
                                                                    -----     -----     -----     -----     -----
Income (loss) before extraordinary item .......................     (28.9)    (35.3)    (40.0)      1.8     (21.3)
Extraordinary loss on early redemption of debt ................        --        --        --      (1.6)       --
                                                                    -----     -----     -----     -----     -----
Net income (loss)............................................       (28.9)%   (35.3)%   (40.0)%     0.2%    (21.3)%
                                                                    =====     =====     =====     =====     =====

     The following table sets forth certain information with respect to revenues and profits of our three reportable business segments for the years ended December 31, 1999, 2000 and 2001, including the percentages of revenues attributable to such segments. The column marked "Other" aggregates information relating to miscellaneous operating segments, which may be combined for reporting under applicable accounting principles.

                                                          SOFTWARE         ENERGY
                                                       CONSULTING AND   INTELLIGENCE    COMPUTER
                                                        DEVELOPMENT      SOLUTIONS      HARDWARE       OTHER             TOTAL(*)
                                                        -----------      ---------      --------       -----            ----------
                                                                            (DOLLARS IN THOUSANDS)
Year ended December 31, 2001:
  Revenues from external customers .............       $ 12,179         $ 13,793         $ 19,794        $    158         $ 45,924
  Percentage of total revenues
    from external customers ....................             27%              30%              43%           --                100%
  Segment profit (loss) ........................       $ (2,052)        $ (6,447)        $  1,006        $   (217)        $ (7,710)

Year ended December 31, 2000:
  Revenues from external customers .............       $ 18,977         $ 17,105         $ 21,515        $    204         $ 57,801
  Percentage of total revenues
    from external customers ....................             33%              30%              37%           --                100%
  Segment profit (loss) ........................       $  1,530         $ (3,216)        $    726        $     41         $   (919)

Year ended December 31, 1999:
  Revenues from external customers .............       $ 18,784         $  5,061         $ 15,218        $    285         $ 39,348
  Percentage of total revenues
    from external customers ....................             48%              13%              38%              1%             100%
  Segment profit (loss) ........................       $   (832)        $ (3,297)        $    328        $     64         $ (3,737)

   (*) Our consolidated sales for 2000 and 1999 included $38,000 and $360,000, respectively, in management fees received from Tower Semiconductor Ltd. See Note 19 to the Consolidated Financial Statements included in this report for reconciliation to our consolidated financial information.

2001 COMPARED TO 2000

     SALES. Sales decreased by 21% to $45.9 in 2001 from $57.8 million in 2000, due to a decrease in sales in all segments. Sales in the software consulting and development segment decreased by $6.8 million, or 36%, as a result of the continued downturn in the hi-tech economy generally and in the demand for software consulting and development services in particular, as well as a decrease in computer embedded software sales. Sales also decreased in the energy intelligence solutions segment by $3.3 million, or 19%. This decrease was primarily attributable to the inclusion in 2000 of non-recurring sales of component inventory and order backlog purchased as part of the Scientific-Atlanta control systems division ($1.2 million), and sales of a specialized load control product developed for a single customer ($1.3 million). In our computer hardware segment, sales decreased by $1.7 million, or 8%, resulting from the slowdown in the economy, especially since September 11th, and particularly in the greater New York City metropolitan area, which is the primary market for the segment. Our sales in the computer hardware segment decreased by 39% in the second half of 2001 to $7.3 million, from $12.0 million in the second half of 2000.

     GROSS PROFIT. Gross profit decreased by 25% to $9.2 million, or 20% of sales, in 2001, from $12.2 million, or 21% of sales, in 2000. This decrease was due to a $2.8 million, or 55%, decrease in gross profit of our software consulting and development segment and a $513,000, or 13%, decrease in gross profit of our energy intelligence solutions segment, partially offset by a $309,000, or 10%, increase in gross profit in our computer hardware sales segment. The decrease in the software consulting and development segment was due to the decrease in sales, particularly the inclusion in 2000 of certain highly profitable computer embedded software sales which contributed to the deterioration in gross profit margins from 26% in 2000 to 18% in 2001. In our energy intelligence solutions segment, the decrease in gross profit was entirely due to the decrease in sales, while gross profit margins improved from 23% in 2000 to 25% in 2001, primarily due to the negative impact on gross margin of the inventory component sales in 2000. In our computer hardware sales segment, the increase in gross profit was entirely due to the improvement in gross margin from 15% of sales in 2000 to 18% in 2001 as result of a change in our customer mix.

     RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D expenses more than doubled to $2.3 million in 2001 as compared to $928,000 in 2000. This increase was due to a concentrated effort in the energy intelligence solutions segment to complete the development of and make available to customers a broader set of solutions, while refocusing our existing products. Among the technologies developed are 900 MHz communication capabilities to enhance our

DCU load control product, latest generation CDPD technology upgrade for our CDC product and upgrade and enhancement of the control system software for our Maingate(tm) system currently being installed at Gulf Power.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A increased by 8% to $17.6 million in 2001, from $16.3 million in 2000. The increase was attributable to a $1.6 million, or 26% increase in our energy intelligence solutions segment. The increase in SG&A in Comverge was attributable to the increased level of marketing and administrative costs, including costs associated with hiring a new CEO, CFO, Executive Vice President and other senior staff for Comverge. Salaries and related costs in Comverge increased by $1.2 million in 2001 as compared to 2000, due in large part to these hirings. This increase was partially offset by a decrease in corporate expenses primarily due to a non-recurring bonus of $550,000 paid to the CEO in the first quarter of 2000.

     INTEREST INCOME. Interest income decreased to $1.1 million in 2001, from $1.8 million in 2000. The decrease was primarily attributable to the decrease in the amounts invested, as they were being utilized to finance our operations, as well as the decrease in interest rates over the year.

     INCOME TAXES. We recorded a tax benefit of $11,000 in 2001 as compared to a tax expense of $171,000 in 2000. We establish valuation allowances against virtually all deferred tax assets, as we believe that it is more likely than not that they will not be realized. For a detailed analysis of the income tax provision, see Note 17 to the Consolidated Financial Statements included in this Annual Report.

2000 COMPARED TO 1999

     SALES. Sales increased by 46% to $57.8 million in 2000 from $39.7 million in 1999 due entirely to higher unit sales. The increase was primarily due to a $12.0 million increase in sales in the energy intelligence solutions segment, which had its first sales in the second quarter of 1999, and a $6.3 million, or 41%, increase in computer hardware sales.

     GROSS PROFIT. Gross profit increased by 51% to $12.2 million in 2000, from $8.1 million in 1999, increasing in all segments. Gross profits increased by $2.7 million and $1.0 million in the energy intelligence solutions and computer hardware segments, respectively, primarily due to their increased level of sales. Gross profits increased in the consulting and development services segment to 26.2% in 2000 as compared to 23.8% in 1999. This improvement was due primarily to increased highly profitable fixed-price embedded hardware/software system sales.

     R&D. R&D decreased in 2000 to $0.9 million from $1.3 million in 1999, as the development of our company's energy intelligence solutions products mature.

     SG&A. SG&A increased by 30% to $16.3 million in 2000 from $12.5 million in 1999. This increase was primarily due to a $3.2 million increase in marketing and administrative costs related to the energy intelligence solutions segment which increased its level of activity significantly in 2000, as well as increased corporate expenses primarily due to a $550,000 bonus to the CEO in the first quarter of 2000.

     GAIN ON SALE OF DIVISION. In September 2000, we completed the sale of substantially all the assets of its CinNetic division (which was part of the consulting and development services segment) for a total of $1.8 million resulting in a gain of $1.1 million. CinNetic had operating losses of approximately $315,000 and $505,000 in 2000 and 1999, respectively.

     OPERATING LOSS. Operating losses decreased by 31% to $3.9 million in 2000 from $5.6 million in 1999. The decrease was primarily due to the gain from the sale of CinNetic in 2000, as well as the increase in gross profits and decreases in R&D, partially offset by the increase in SG&A.

     INTEREST INCOME AND INTEREST EXPENSE. The increase in interest income to $1.8 million in 2000 from $61,000 in 1999 was due to the interest income on the investment of the proceeds from the sale of our Tower Semiconductor investment in January 2000. The decrease in interest expense from in 2000 from 1999 was due primarily to the charge in 1999 of $300,000 for the beneficial conversion feature of debentures which we issued in October 1999.

     INCOME TAXES. The provision for income taxes increased to $171,000 in 2000 from $62,000 in 1999. The tax expense is comprised primarily of foreign taxes. We establish valuation allowances against virtually all deferred tax assets, as we believe that it is more likely than not that they will not be realized. The increase in the valuation allowance was the primary reason for our recording a tax expense that resulted in the effective income tax rate in 2000 of (6%) rather than the 34% US Federal statutory rate. For a detailed analysis of the income tax provision, see Note 17 to the Consolidated Financial Statements included in this Annual Report.

     LOSSES FROM DISCONTINUED OPERATIONS. The loss in 1999 was comprised of equity losses from our investment in Tower Semiconductor, which was sold in January 2000. Losses in 1999 included equity losses of $5.0 million and income taxes of $3.7 million. These taxes represent Israeli taxes associated with the anticipated repatriation of earnings from our Israeli subsidiary that held our investment in Tower Semiconductor. Prior to the signing of a definitive sale agreement in

December 1999, earnings of this Israeli subsidiary had been considered permanently invested and, accordingly, no income taxes were provided on such earnings.

     GAIN FROM SALE OF DISCONTINUED OPERATIONS, NET OF TAXES. The gain, net of taxes, is from the sale of our Tower Semiconductor investment.

     EXTRAORDINARY ITEM. A portion of our convertible debentures was redeemed prior to maturity giving rise to an extraordinary loss of $753,000. In addition, we recognized an additional extraordinary loss of $190,000 in connection with its refinancing of its short-term debt.

LIQUIDITY AND CAPITAL RESOURCES

     We have had a history of operating losses in 2001, 2000 and 1999 of approximately $10.3 million, $3.9 million and $5.6 million, respectively. We do not expect to be profitable in the first half of 2002. Additionally, we are uncertain whether we will achieve profitability in the second half of 2002. As of December 31, 2001 we had working capital of approximately $6.9 million, including $5.9 million in cash, cash equivalents and debt security investments. In addition we had a long-term deposit of $6 million securing Comverge's long-term bank debt of the same amount which remains pledged to the bank. Net cash used in operating activities in 2001 was $8.7 million. The cash used was primarily for the operations of our Comverge subsidiary ($7.3 million) and US operations, primarily corporate activities ($1.4 million). DSIT, however, had breakeven cash flow for 2001.

     The cash used in financing and investment activities in 2000 included $1.5 million in connection with the Endan acquisition by DSIT as well as $907,000 for the purchase of shares of our common stock. We have no current plans to invest cash for these purposes during 2002 and 2003.

     During 2001, we reached agreement with our bank to extend the maturity of our $6.0 million term loan to February 2003. The loan is secured by a DSSI guarantee and the pledge of a $6.0 million bank deposit.

     As of December 31, 2001, DSIT was utilizing $2.4 million of its then $3 million line of credit. DSIT is in the process of restructuring its bank financing and in March 2002 replaced a portion of its line of credit with a long-term loan. The long-term loan for approximately $640,000 is denominated in NIS, payable over five years and bears interest at 7.9% per annum. As part of the restructuring, DSIT's line of credit was reduced to approximately $2.3 million, denominated in NIS and bearing an average interest rate of the Israeli prime rate plus 0.2% per annum. The Israeli prime rate fluctuates and as of December 31, 2001 was 5.3%.

     We intend to finance the activities of DSIT during the next 12 months from cash flow from operations. We believe that the recent acquisition by DSIT will assist in not only increasing profitability but also cash generated from these activities. We do not expect to utilize cash flow from DSIT to finance our US-based activities due to Israeli withholding taxes, as well as the fact that our ownership was reduced to 68% as a result of the Endan acquisition.

     We intend to finance our US-based operating activities and our corporate activities from cash on hand and from operating cash flow from the computer hardware segment. Based on its current business plan, we do not have sufficient liquidity to finance the operations of our energy intelligence solutions segment for the 12 months following the date of this report. We intend to finance these activities during 2002 from outside investment. We believe that Comverge is in a position now where it can seek outside capital and its management has taken substantial steps in its effort to secure sufficient financing to fund its activities. However, there is no assurance that Comverge will be able to raise capital or raise an amount sufficient to meet the needs of its business plan. Should Comverge not be successful in raising outside funding, it will implement an operating plan by the end of the second quarter of 2002, to reduce costs, so that it will have breakeven cash flow by the end of the third quarter of 2002. Such an operating plan will include curtailing research and development expenses, consolidating geographically distant operations, significantly reducing marketing efforts and reducing general administrative and marketing salary expenses. The reduction in costs, however, may leave us without essential employees and other resources necessary to increase revenues, may not result in operations with breakeven cash flow and may end up reducing our revenues. We believe that should we be successful in implementing the foregoing measures we will have adequate liquidity to finance our operating activities and corporate expenses for the 24 months following the date of this report.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Our contractual obligations and commitments at December 31, 2001 principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and contractual obligations to our CEO for payments for his post-retirement consulting services to us are as set forth in the table below.

                                                         Cash Payments Due During Year Ending December 31,
                                                     ---------------------------------------------------------
                                                                        (In Thousands)
CONTRACTUAL OBLIGATIONS                              TOTAL        2002        2003        2004      AFTER 2004
----------------------                               -----        ----        ----        ----      ----------
Long-term debt related to US operations              $ 6,011      $    4     $6,004       $    3           --

Long-term debt related to Israeli operations             258          79         67           48       $   64

Operating leases                                       5,840       1,687      1,365          850        1,938

Consulting agreement with CEO                          1,624          --         --          295        1,329
                                                     -------      ------     ------       ------       ------

Total contractual cash obligations                   $13,733      $1,770     $7,436       $1,196       $3,331
                                                     =======      ======     ======       ======       ======

     We expect to finance these contractual commitments from cash on hand and cash generated from operations.

     We also have obligations under various agreements and other arrangements with officers and other employees with respect to severance arrangements and multiyear employment agreements.

     Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of December 31, 2001, DSIT had total of $3.8 million in potential severance obligations, of which approximately $2.6 million was funded and approximately $1.2 was unfunded.

     Under the terms of his employment agreement with us, we have an obligation to pay our Chief Executive Officer consulting fees over a seven year period upon his retirement on December 31, 2003. Although we contemplate that those payments will begin on January 1, 2004, our CEO has the option to terminate his employment agreement and begin his consulting period on or prior to December 31, 2003. During the first four years of the consulting period, we would have to pay our CEO 50% of his salary in effect at the time of termination and 25% of that salary during the last three years of the consulting period, plus contributions to a non-qualified defined contribution retirement plan equal to 25% of the consulting fee. At the start of the consulting period, we are also required to fund amounts payable for the term of the consulting period, by the purchase of an annuity or similar investment product. The CEO's salary for 2002 is $472,500 per annum.

     We also have severance arrangements under an employment agreement with our Chief Financial Officer to pay severance under certain circumstances. If our CFO employment agreement is terminated by us or by him for reasons other than for cause, we must pay him (i) an amount equal to 150% of his last month's salary multiplied by the number of years (including partial years) that the CFO worked for us, plus (ii) an amount equal to five times his last month's salary or two times such salary if the CFO terminates the employment agreement other than after a change in control or a breach by us of his employment agreement. Our severance obligation would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to the CFO's employment agreement. As of December 31, 2001, the unfunded portion of such severance obligation was $64,000.

     Our energy intelligence solutions subsidiary may in certain circumstances be liable to make severance payments to its CEO and its Executive Vice President. Under the employment agreement with the CEO of the subsidiary if his employment is terminated without cause, the subsidiary would have to pay the subsidiary CEO one year of base salary, or if there has been an IPO for the subsidiary, three years of base salary plus up to 15% of any excess parachute payment, plus, if such termination is before December 31, 2002, his base salary through December 31. The subsidiary CEO's salary for 2002 is $250,000 per annum.

     Under our employment agreement with the Executive Vice President of our utility solutions segment, if such officer's employment agreement were terminated without cause, the subsidiary would have to pay to such officer three months of base salary ($200,000 during 2002) for each year (or partial year) of service to the subsidiary up to a maximum of one year of salary. The Executive Vice President's employment commenced in March 2001.

     Our energy intelligence solutions subsidiary is not obligated to make any severance payments under these agreements if the CEO or the Executive Vice President voluntary terminates his employment agreement.

 IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

     A majority of our sales are denominated in dollars. The remaining portion is primarily denominated in NIS, linked to the dollar. Such sales transactions are negotiated in dollars; however, for the convenience of the customer they are settled in NIS. These transaction amounts are linked to the dollar between the date the transactions are entered into until the date they are effected and billed. From the time these transactions are effected and billed, through the date of settlement, amounts are primarily unlinked. The majority of our expenses in Israel are in NIS, while a portion is in dollars or dollar-linked NIS.

     The dollar cost of our operations in Israel may be adversely affected in the future by a revaluation of the NIS in relation to the dollar, should it be significantly different from the rate of inflation. In 2001 the devaluation of the NIS against the dollar was 9.3%, whereas in 2000 the NIS appreciated against the dollar by 2.7%. Inflation in Israel was 1.4% and 0% during these same periods, respectively. During the first two months of 2002, the NIS was further devalued against the dollar by 6.5% and inflation during this period was 1.3%.

     As of December 31, 2001, virtually all of our monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS, and the net amount of such monetary assets and liabilities was not material. In the event that in the future we have material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

PAYMENTS TO RELATED PARTIES

     We paid an individual as a director and vice president, who is the son of our Chief Executive Officer, approximately $132,000 $280,000 and $197,000 for the years ending December 31, 1999, 2000 and 2001, respectively. We also have engaged certain of our directors to render professional services to us. One or our directors is principal of a law firm that we engage to perform legal services for us. We paid to this firm legal fees and out-of-pocket disbursements (which includes fees and expenses of special counsel hired on our behalf) of approximately $494,000, $474,000 and $575,000 for the years ended December 31, 1999, 2000 and 2001, respectively. We also engaged an asset management firm that is controlled by one of our directors. This firm provides discretionary asset management services to us. In the year ended December 31, 2001, we paid fees of $13,000 to this asset management firm. At December 31, 2001, this asset management firm administered approximately $2.1 million of our assets, including $1.8 million of our debt securities.

     Management believes that the terms of each of the above transactions were on substantially the same terms as would be reached in a transaction with an unrelated third party.


SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain of our unaudited quarterly consolidated financial information for the years ended December 31, 2000 and 2001. This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto.


                                                         2000                                      2001
                                                         ----                                      ----

                                           FIRST   SECOND     THIRD     FOURTH     FIRST     SECOND     THIRD   FOURTH
                                          QUARTER  QUARTER   QUARTER    QUARTER   QUARTER    QUARTER   QUARTER  QUARTER
                                          -------  -------   -------    -------   -------    -------   -------  -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales. ................................ $14,722    $15,790   $15,006   $12,321    $13,229   $12,569   $10,359   $9,767
Cost of sales..........................  11,435     12,229    11,865    10,077     10,418     9,565     7,878    8,852
                                         ------     ------    ------    ------     ------     -----     -----    -----
Gross profit ..........................   3,287      3,561     3,141     2,244      2,811     3,004     2,481      915
Research and development...............     394        146       158       230        482       871       863       68
Selling, general and administrative ...   4,700      3,853     3,805     3,982      4,303     4,391     4,526    4,423
Gain on sale of division/subsidiary....      --         --     1,144        --         --        --        --      397
                                       --------   --------     -----  --------   --------  --------  --------   ------
Operating income (loss)................  (1,807)      (438)      322    (1,968)    (1,974)   (2,258)   (2,908)  (3,179)
Interest income, net...................     141        332       183       359        195       184       177       89
Other income (loss), net...............     (75)      (114)       82        91        (61)       56        31     (158)
                                        -------      -----   -------   -------    -------   -------   -------   -------
Income (loss) from continuing
  operations   before provision
 (benefit) for income taxes. ..........  (1,741)      (220)      587    (1,518)    (1,840)   (2,018)   (2,700)  (3,248)
Provision (benefit) for income taxes...      51        (25)       55        40         27        85       (94)     (29)
                                        --------    -------   -------  --------   --------  --------  -------    ------
Income (loss) from continuing
 operations ........................... (1,792)      (245)       532    (1,558)    (1,867)   (2,103)   (2,606)    (3,219)

Loss from discontinued
 operations, net of income taxes.......      --       (104)       --        --         --        --        --       --
Gain on sale of discontinued
 operations, net of income taxes.......   4,222        --         --        --         --        --        --      --
                                          -----    -------  --------  --------   -------- ---------   -------   ------
Income (loss) before
   extraordinary item .................   2,430       (349)      532    (1,558)    (1,867)   (2,103)   (2,606)    (3,219)

Extraordinary loss on  early redemption
   of debt.............................     943        --         --        --         --        --        --       --
                                         ------     ------   -------  --------    ------- ---------   -------   ------
Net income (loss)......................  $1,487     $ (349)     $532  $(1,558)    $(1,867)  $(2,103)  $(2,606) $(3,219)
                                         ======     ======   =======  ========    =======   =======   =======  ========


Basic net income (loss) per share:
   Income (loss) from continuing
   operations .........................  $(0.24)   $ (0.04)    $0.07    $(0.22)    $(0.27)   $(0.30)   $(0.37)  $(0.46)
   Discontinued operations.............    0.56      (0.01)       --        --         --        --        --       --
   Extraordinary item..................   (0.12)       --         --        --         --        --        --       --
                                         ------    -------   -------  --------    -------    ------    ------   ------
   Net income (loss) per share.........   $0.20     $(0.05)    $0.07   $(0.22)    $(0.27)    $(0.30)   $(0.37)  $(0.46)
                                         ======    =======   =======  ========      =====    ======     =====    =====

Weighted average number of shares
   outstanding - basic.................   7,460      7,470     7,462     7,297      6,964     6,910     6,950    7,009
                                          =====     ======   =======  ========      =====     =====     =====    =====


Diluted net income (loss) per share:
   Income (loss) from continuing
   operations .........................  $(0.24)    $(0.04)    $0.07    $(0.22)    $(0.27)   $(0.30)   $(0.37)   (0.46)
   Discontinued operations.............    0.56      (0.01)       --        --         --        --        --       --
   Extraordinary item..................   (0.12)         --       --        --         --        --        --       --
                                         ------         --        --        --         --        --        --       --
   Net income (loss) per share......... $(0.20)     $(0.05)    $0.07   $(0.22)     $(0.27)   $(0.30)   $(0.37)  $(0.46)
                                         ======     ======    ======   =======     ======    ======    ======   ======

Weighted average number of shares
   outstanding - diluted...............   7,460      7,470     7,926     7,297      6,964     6,910     6,950    7,009
                                          =====      =====    ======   =======      =====     =====     =====    =====

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

     In March 2001, we retained Malley Associates Capital Management, an asset management firm that is controlled by one of our directors, to provide discretionary asset management services to us, currently with respect to $2.1 million of our funds. Malley Associates may invest our funds in fixed income government and corporate securities, money market mutual funds, short-term money market instruments and equity securities. Malley Associates has complete discretion and authority to invest our funds in these accounts without prior consultation with us.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to their short holding periods and stable market interest rates. Fair value for long-term debt and long-term deposits are estimated based on the current rates offered to us for debt and deposits with similar terms and remaining maturities. The fair value of our long-term debt and long-term deposits are not materially different from their carrying amounts. The fair value of investments is estimated based on market value. The estimation of fair value of our investments (book value of $90,000 at December 31, 2001) was not practicable, although we believe that the estimated fair values of such investments are not materially different from their book value.

         CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, short and long-term bank deposits, asset-backed securities and trade receivables. The counterparty to a majority of our cash equivalent deposits as well as our short and long-term bank deposits is a major financial institution of high credit standing. The counterparties to our asset-backed securities consist of various major corporations of high credit standing. We do not believe there is significant risk of non-performance by these counterparties. Approximately 11% of the trade accounts receivable were due from a U.S. customer that pays its trade receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the large number of entities comprising the our customer base.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Furnished at the end of this report commencing on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to each of our directors and nominees for director and the information relating to our executive officers, appearing under the captions "Election of Directors - Certain Information Regarding Directors and Executive Officers", in our definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed on or before May 1, 2001 (the "2001 Proxy Statement"), is hereby incorporated by reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership, appearing under the caption "Stock Ownership" in the 2002 Proxy Statement, is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and transactions, appearing under the caption "Certain Transactions" in the 2002 Proxy Statement, is hereby incorporated by reference.

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

     4.1 Specimen certificate for the Common Stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).

     4.2 Securities Purchase Agreement between the Registrant and Bounty Investors LLC, dated as of October 12, 1999, including Form of Warrant (incorporated herein by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated October 12, 1999 (the "October 1999 8-K")).

     4.3 Form of Registration Rights Agreement between the Registrant and Bounty Investors LLC, dated as of October 12, 1999 (incorporated herein by reference to Exhibit 1 to October 1999 8-K).

     4.4 Warrant to Purchase Common Stock of the Registrant, dated October 12, 1999 (incorporated herein by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K")).

   *10.1 Employment Agreement between the Registrant and George Morgenstern, dated as of January 1, 1997 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K")).

   *10.2 Employment Agreement between the Registrant and Yacov Kaufman, dated as of January 1, 1999 (incorporated herein by reference to Exhibit
          10.22 of the Registrants Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K")).

   *10.3  1991 Stock Option Plan (incorporated herein by reference to Exhibit
          10.4 to the 1992 Registration Statement).

   *10.4 1994 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1995 (the "1995 10-K")).

   *10.5 1994 Stock Option Plan for Outside Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the 1995 10-K).

    10.6 1995 Stock Option Plan for Non-management Employees (incorporated herein by reference to Exhibit 10.6 to the 1995 10-K).

    10.7 Asset Purchase Agreement, dated as of August 2, 2000, by and among the Registrant, International Data Operations, Inc., and Eclipse Networks, Inc. (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

    10.8 Credit Agreement dated as of February 7, 2000 between Comverge Technologies, Inc. and Bank Leumi USA (incorporated herein by reference to Exhibit 10.12 of the 1999 10-K).

    10.9 License Agreement between the Registrant and Lucent Technologies Inc. dated as of January 9, 1998 (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 17, 1998).

   10.10 Warrant Repurchase Agreement, dated September 25, 2000, among the Registrant, Bank Leumi USA and Bank Leumi le-Israel (incorporated herein by reference to Exhibit 10.11 to the 2000 10-K).

   10.11 Agreement dated January 26, 2001, between the Registrant and Bounty Investors LLC (incorporated herein by reference to Exhibit 10.12 to the 2000 10-K).

   10.12 Lease Agreement, dated February 5, 2001, between Duke-Weeks Realty Limited Partnership and Comverge Technologies, Inc. (incorporated herein by reference to Exhibit 10.13 to the 2000 10-K).

  *10.13 Stock Option Agreements, dated as of October 1, 1999, between Powercom Control Systems Ltd. and George Morgernstern, Yacov Kaufman and Harvey E. Eisenberg (and related promissory notes) (incorporated herein by reference to Exhibit 10.14 to the 2000 10-K).

   10.14 Share Purchase Agreement, dated as of November 29, 2001, by and among the Registrant, Decision Systems Israel Ltd., Endan IT Solutions Ltd., Kardan Communications Ltd., Neuwirth Investments Ltd., Jacob Neuwirth
          (Noy) and Adv. Yossi Avraham, as Trustee for Meir Givon (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 13, 2001).

      10.15 Registration Rights Agreement, dated as of December 13, 2001, by and among the Registrant, Kardan Communications Ltd. and Adv. Yossi Avraham, as Trustee for Meir Givon (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated December 13, 2001).

      10.16 Employment Agreement, dated as of September 1, 2001, by and between Comverge Technologies, Inc. and Robert M. Chiste (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

      10.17 Restricted Stock Purchase Agreement, dated as of September 1, 2001, by and between Data Systems & Software Inc. and Robert M. Chiste (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

      10.18 Option Agreement, dated as of September 1, 2001, by and between Comverge Technologies, Inc. and Robert M. Chiste (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

      10.19 Contract for Asset Management Services between the Registrant and Malley Associates Capital Management, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

      10.20 Employment Agreement dated as of March 30, 2001 between Comverge Technologies, Inc. and Joseph D. Esteves (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

     #10.21 Agreement, dated as of January 31, 2002, between Comverge
            Technologies, Inc. and Bank Leumi USA.

     #10.22 $6,000,000 Term Note of Comverge Technologies, Inc. dated as of
            January 31, 2002, payable to Bank Leumi USA.

    #*10.23 First Amendment to Employment Agreement, dated as of May 17, 2001, by and between the Registrant and George Morgenstern.

      16.1 Letter regarding change in certifying accountant dated December 8, 2000 (incorporated herein by reference to our Current Report on Form 8-K filed December 8, 2000).

      #21.1 List of subsidiaries.

      #23.1 Consent of KPMG LLP.

      #23.2 Consent of Deloitte & Touche LLP.
-----------
* This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#        This Exhibit is filed herewith.

(b) FINANCIAL STATEMENT SCHEDULES.

         None.

(c) REPORTS ON FORM 8-K.

         (i) Report on Form 8-K, dated October 31, 2001, filed on November 2, 2001, relating to a press release issued by us regarding the execution by Decision Systems Israel Ltd. of a memorandum of understanding for the acquisition of Endan IT Solutions Ltd.
        (ii) Report on Form 8-K, dated December 13, 2001, filed on December 28, 2001, relating to the acquisition by Decision Systems Israel Ltd. of all of the outstanding ordinary shares of Endan IT Solutions Ltd.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on March 25, 2002.

                     DATA SYSTEMS & SOFTWARE INC.

                                        BY   /s/ GEORGE MORGENSTERN
                                            -------------------------------
                                                 George Morgenstern
                                          Chairman of the Board, President
                                            and Chief Executive Officer



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

                 SIGNATURE                                                TITLE                               DATE
                 ---------                                                -----                               ----

           /s/ GEORGE MORGENSTERN                   Chairman of the Board; President; Chief Executive    March 25, 2002
--------------------------------------------        Officer; and Director
             George Morgenstern

             /s/ ROBERT L. KUHN                     Vice Chairman and Director                           March 25, 2002
--------------------------------------------
               Robert L. Kuhn

             /s/ YACOV KAUFMAN                      Vice President, Chief Financial Officer              March 25, 2002
--------------------------------------------        (Principal Financial Officer and Principal
               Yacov Kaufman                        Accounting Officer)

          /s/ SHLOMIE MORGENSTERN                   Vice President and Director                          March 25, 2002
--------------------------------------------
            Shlomie Morgenstern


            /s/ ALLEN I. SCHIFF                     Director                                             March 25, 2002
--------------------------------------------
              Allen I. Schiff

            /s/ MAXWELL M. RABB                     Director                                             March 25, 2002
--------------------------------------------
              Maxwell M. Rabb

              /s/ SUSAN MALLEY                      Director                                             March 25, 2002
--------------------------------------------
                Susan Malley

           /s/ HOWARD A. GUTZMER
--------------------------------------------        Director                                             March 25, 2002
             Howard A. Gutzmer

             /s/ SHELDON KRAUSE                     Secretary and Director                               March 25, 2002
--------------------------------------------
               Sheldon Krause

                          DATA SYSTEMS & SOFTWARE INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS OF DATA SYSTEMS & SOFTWARE INC.:

Report of KPMG LLP..................................................................................................    F-1

Report of Deloitte & Touche LLP.....................................................................................    F-2

Consolidated Balance Sheets
    as of December 31, 2000 and December 31, 2001...................................................................    F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
   for the years ended December 31, 1999, December 31,  2000 and December 31, 2001..................................    F-4

Consolidated Statements of Changes in Shareholders' Equity
   for the years ended December 31, 1999, December 31, 2000 and December 31, 2001...................................    F-5

Consolidated Statements of Cash Flows
   for the years ended December 31, 1999, December 31, 2000 and December 31, 2001...................................    F-6

Notes to Consolidated Financial Statements..........................................................................    F-8


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of
Data Systems & Software Inc.:

We have audited the accompanying consolidated balance sheets of Data Systems & Software Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Data Systems & Software Inc. and subsidiaries as of December 31, 1999 and for the year ended December 31, 1999 were audited by other auditors whose report dated March 29, 2000, expressed an unqualified opinion on those statements.

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

In our opinion, the 2000 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Data Systems & Software Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangibles, for purchase method business combinations completed after June 30, 2001.



                                                     /s/ KPMG LLP

Short Hills, New Jersey
March 8, 2002

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Data Systems & Software Inc.:

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows of Data Systems & Software Inc. (the "Company") and its subsidiaries for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of the Company and its subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP

New York, New York
March 29, 2000

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        AS OF
                                                                                    DECEMBER  31,
                                                                                    -------------
                                                                                  2000         2001
                                                                                ---------   ---------
                                               ASSETS
Current assets:
   Cash and cash equivalents ................................................   $ 10,877    $  4,025
   Short-term interest bearing bank deposits and debt securities ............      5,994       1,828
   Restricted cash ..........................................................        302         317
   Accounts receivable, net .................................................      9,989      10,197
   Inventory ................................................................        448         658
   Other current assets .....................................................      1,154       1,907
                                                                                --------    --------

      Total current assets ..................................................     28,764      18,932

Investments .................................................................        153          90
Property and equipment, net .................................................      1,535       2,296
Goodwill, net ...............................................................      2,350       7,737
Other intangible assets, net ................................................        476         837
Long-term deposits ..........................................................      6,000       6,000
Other assets ................................................................        543         748
Prepaid employee termination benefits .......................................      2,336       2,653
                                                                                --------    --------

      Total assets ..........................................................   $ 42,157    $ 39,293
                                                                                ========    ========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term bank debt and current maturities of long-term debt ............   $    591    $  2,499
   Trade accounts payable ...................................................      4,347       4,010
   Accrued payroll, payroll taxes and social benefits .......................      1,677       2,193
   Other current liabilities ................................................      3,971       3,363
                                                                                --------    --------
      Total current liabilities .............................................     10,586      12,065
                                                                                --------    --------
Long-term liabilities:
   Long-term debt ...........................................................      6,015       6,182
   Other liabilities ........................................................       --           285
   Liability for employee termination benefits ..............................      2,935       3,811
                                                                                --------    --------

      Total long-term liabilities ...........................................      8,950      10,278
                                                                                --------    --------
Commitments and contingencies (Note 15)
Minority interests ..........................................................         40       2,588
                                                                                --------    --------

Shareholders' equity:
   Common stock $.01 par value per share:
      Authorized 20,000,000 shares; issued  8,035,334 and 8,161,867 shares
        at December 31, 2000 and 2001, respectively .........................         80          82
   Additional paid-in capital ...............................................     35,970      36,981
   Warrants .................................................................        114         114
   Deferred compensation ....................................................       --           (14)
   Accumulated deficit ......................................................     (8,813)    (18,643)
   Treasury stock, at cost - 990,647  and 808,704 shares at December 31, 2000
         and 2001, respectively .............................................     (4,770)     (3,860)
    Stockholder's note ......................................................       --          (298)
                                                                                --------    --------
Total shareholders' equity ..................................................     22,581      14,362
                                                                                --------    --------
      Total liabilities and shareholders' equity ............................   $ 42,157    $ 39,293
                                                                                ========    ========


   The accompanying notes are an integral part of these financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     YEAR ENDED DECEMBER  31,
                                                                                     ------------------------
                                                                                   1999        2000       2001
                                                                                   ----        ----       ----
Sales:
   Products ..................................................................   $ 20,300    $ 38,300    $ 32,717
   Services ..................................................................     19,408      19,539      13,207
                                                                                 --------    --------    --------
                                                                                   39,708      57,839      45,924
                                                                                 --------    --------    --------
Cost of sales:
   Products ..................................................................     16,705      31,415      26,277
   Services ..................................................................     14,910      14,191      10,436
                                                                                 --------    --------    --------
                                                                                   31,615      45,606      36,713
                                                                                 --------    --------    --------
      Gross profit ...........................................................      8,093      12,233       9,211
Research and development expenses ............................................      1,269         928       2,284
Selling, general and administrative expenses .................................     12,471      16,340      17,643
Gain on sale of division/subsidiary ..........................................       --         1,144         397
                                                                                 --------    --------    --------
   Operating loss ............................................................     (5,647)     (3,891)    (10,319)
Interest income ..............................................................         61       1,758       1,104
Interest expense .............................................................       (910)       (709)       (459)
Other loss, net ..............................................................       (306)        (50)       (132)
Minority interests ...........................................................       (275)       --          --
                                                                                 --------    --------    --------
   Loss from continuing operations before provision (benefit) for income taxes     (7,077)     (2,892)     (9,806)
Provision (benefit) for income taxes .........................................         62         171         (11)
                                                                                 --------    --------    --------
   Loss from continuing operations ...........................................     (7,139)     (3,063)     (9,795)
Loss from discontinued operations, net of income taxes .......................     (8,728)       (104)       --
Gain on sale of discontinued operations, net of income taxes .................       --         4,222        --
                                                                                 --------    --------    --------
Income (loss) before extraordinary item ......................................    (15,867)      1,055      (9,795)
Extraordinary loss on early redemption of debt ...............................       --          (943)       --
                                                                                 --------    --------    --------
   Net income (loss) .........................................................    (15,867)        112      (9,795)
Other comprehensive income (loss):
   Unrealized gain on securities available for sale ..........................       (110)       --          --
                                                                                 --------    --------    --------
   Comprehensive income (loss) ...............................................   $(15,977)   $    112    $ (9,795)
                                                                                 ========    ========    ========
Basic and diluted net income (loss) per share:
     Loss from continuing operations .........................................   $  (0.96)   $  (0.41)   $  (1.41)
     Discontinued operations .................................................      (1.17)       0.56        --
     Extraordinary item ......................................................       --         (0.13)       --
                                                                                 --------    --------    --------
         Net income (loss) per share .........................................   $  (2.13)   $   0.02    $  (1.41)
                                                                                 ========    ========    ========

Weighted average number of shares outstanding - basic and diluted ............      7,433       7,422       6,970
                                                                                 ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                   ACCUMULATED
                                                                                                                     OTHER
                                                       ADDITIONAL                                           STOCK-   COMPRE-
                                      NUMBER OF COMMON PAID-IN    DEFERRED           TREASURY  ACCUMULATED  HOLDER'S HENSIVE
                                        SHARES  STOCK  CAPITAL  COMPENSATION WARRANTS  STOCK   DEFICIT      NOTE     INCOME    TOTAL
                                        ------  -----  -------  ------------ --------  -----   -------      ----     ------    -----
Balances, December 31, 1998.............7,924     $79  $34,979     $(327)      $--    $(2,365)    $6,942     $--    $110   $39,418
  Imputed interest on convertible
    debenture...........................   --      --      377        --        --         --         --      --      --       377
  Beneficial conversion feature
         of convertible debenture.......   --      --      300        --        --         --         --      --      --       300
  Amortization of restricted stock
    award compensation and warrants.....   --      --       46       254        --         --         --      --      --       300
  Issuance of warrants..................   --      --       --        --       432         --         --      --      --       432
  Unrealized loss on securities
    available for sale..................   --      --       --        --        --         --         --      --    (110)     (110)
  Net loss..............................   --      --       --        --        --         --    (15,867)     --      --   (15,867)
                                           --      --       --        --        --    -------    -------      --      --  --------
Balances, December 31, 1999.............7,924     $79  $35,702      $(73)     $432    $(2,365)   $(8,925)    $--     $--  $ 24,850

  Conversion of convertible debentures..   85       1      259        --        --         --         --      --      --       260
  Exercise of options...................   26      --       66        --        --         --         --      --      --        66
  Amortization of restricted stock
     award compensation.................   --      --       --        73        --         --         --      --                73
  Repurchase of  outstanding warrants...   --      --     (57)        --      (318)        --         --      --      --      (375)
  Purchase of treasury shares...........   --      --       --        --        --     (2,405)        --      --      --    (2,405)
  Net income............................   --      --       --        --        --         --        112      --      --       112
                                           --      --       --        --        --         --    -------      --      --  --------
Balances, December 31, 2000.............8,035     $80  $35,970     $  --     $ 114    $(4,770)   $(8,813)    $--    $ --  $ 22,581
  Exercise of options...................   77       1      192        --        --         73        (35)      --     --       231
  Issuance of shares....................   50       1      297        --        --         --         --    (298)     --        --
  Issuance of deferred compensation.....   --      --       16       (16)       --         --         --      --      --        --
  Amortization of deferred compensation.   --      --       --         2        --         --         --      --      --         2
  Treasury shares issued in respect
     of acquisition at average cost....    --      --      506        --        --      1,744         --      --      --     2,250
  Purchase of treasury shares...........   --      --       --        --        --       (907)      --        --      --      (907)
  Net loss..............................   --    --         --        --        --         --     (9,795)     --      --    (9,795)
                                           --    --         --        --        --         --    -------      --      --   -------
Balances, December 31, 2001............ 8,162   $  82  $36,981     $ (14)    $ 114   $ (3,860)  $(18,643)   $(298)  $ --   $14,362
                                        =====   =====  =======     =====     =====   ======== ==========    ======   ====  ========

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            YEAR ENDED DECEMBER  31,
                                                                                          1999         2000        2001
                                                                                          ----         ----        ----
Cash flows used in operating activities:
   Net income (loss).................................................................  $(15,867)         $112     $(9,795)
   Adjustments to reconcile net income (loss) to net cash used in operating
      activities--see Schedule A.....................................................    11,624        (6,257)      1,075
                                                                                         ------       -------     -------
   Net cash used in operating activities.............................................    (4,243)       (6,145)     (8,720)
                                                                                         ------       -------     -------
Cash flows provided by (used in) investing activities:
Short-term bank deposits, net........................................................       243        (4,985)      5,994
Restricted cash......................................................................       216           234         (15)
Investment in long-term deposits.....................................................        --        (6,000)         --
Investment in debt securities........................................................        --            --      (3,215)
Proceeds from sale and maturity of marketable and debt securities....................     1,520            --       1,383
Proceeds from sale of investment held for sale.......................................        --        30,889         --
Net proceeds from sale of division...................................................        --         1,838         --
Acquisitions of property and equipment...............................................      (637)         (742)       (897)
Proceeds from sale of property and equipment.........................................       327           132          23
Funding of termination benefits......................................................      (190)           50         (36)
Acquisitions of intangible assets....................................................        --           (17)         (7)
Business acquisitions -see Schedule C................................................    (6,181)           --        (500)
                                                                                         -------      -------       -----
   Net cash provided by (used in) investing activities...............................    (4,702)       21,399       2,730
                                                                                         -------      -------       -----
Cash flows provided by (used in) financing activities:
Purchase of treasury stock...........................................................        --        (2,405)       (907)
Proceeds from stock options exercises................................................        --            66         231
Repurchase of outstanding warrants...................................................        --          (375)         --
Redemption of convertible debentures.................................................        --        (2,001)         --
Short-term debt borrowings (repayments), net.........................................     7,824        (6,971)        836
Proceeds from long-term debt.........................................................        52         6,021          --
Issuance of convertible debentures and warrants......................................     2,000            --          --
Repayment of debt acquired in acquisition............................................        --            --      (1,000)
Repayments of long-term debt.........................................................      (555)          (91)        (22)
                                                                                         ------       -------     -------
   Net cash provided by (used in) financing activities...............................     9,321        (5,756)       (862)
                                                                                         ------       -------     -------
Net increase (decrease) in cash and cash equivalents.................................       376         9,498      (6,852)
Cash and cash equivalents at beginning of year.......................................     1,003         1,379      10,877
                                                                                         ------       -------     -------
Cash and cash equivalents at end of year.............................................    $1,379       $10,877     $4,025
                                                                                         =======      =======     =======
Supplemental cash flow information:
  Cash paid during the year for:
      Interest.......................................................................      $386          $764        $372
      Income taxes...................................................................      $106        $3,596        $459


The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
               SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                              YEAR ENDED DECEMBER  31,
                                                                                              ------------------------
                                                                                              1999       2000      2001
                                                                                              ----       ----      ----
A. Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.........................................................  $1,351     $1,628      $1,338
    Minority interests....................................................................     275         --          --
    Issuance of subsidiary shares to minority interests...................................      --         30          --
    Gain on sale of investment held for sale..............................................      --     (4,989)         --
    Allowance for doubtful accounts.......................................................      95        254        (279)
    Deferred taxes........................................................................      --       (20)          14
    Increase (decrease) in liability for employee termination benefits....................     167       (13)         332
    Equity loss in affiliates.............................................................   5,102         --          --
    Gain on sale of segment/subsidiary stock..............................................      --     (1,144)       (397)
    Loss (gain) on sale of marketable securities and debt securities, net.................    (247)        --           4
    Loss from write-down of investment....................................................     237         --         227
    Write-down of inventory...............................................................      --         --        391
    Loss (gain) on sale of property, plant and equipment, net.............................      51        (4)         33
    Amortization of restricted stock award and deferred compensation......................     300         73          2
    Extraordinary loss on early redemption of debt........................................      --        943         --
    Discount on convertible debentures....................................................     300         --         --
    Non-cash interest expense on convertible debentures and warrants......................     169         37         --
    Other.................................................................................      19         --          7
    Receipt of investments for services rendered..........................................      --      (153)        (164)
    Changes in operating assets and liabilities, net of effect of acquisitions and disposals:
        Decrease (increase) in accounts receivable and other current assets...............  (2,914)      (601)      1,427
        Decrease (increase) in inventory..................................................     962      1,257        (601)
        Decrease in other assets..........................................................     219        297          81
        Increase (decrease) in accounts payable and other current liabilities.............   5,538    (3,852)      (1,445)
        Increase in other liabilities.....................................................      --         --         105
                                                                                          -------- ----------   ---------

                                                                                           $11,624    $(6,257)     $1,075
                                                                                          ========   ========   =========
B. Non-cash investing and financing activities:
      Imputed interest on convertible debentures..........................................   $  377
                                                                                             ======
    Unrealized gain (loss) on marketable securities available for sale ...................   $(110)
                                                                                             ======
    Adjustment of goodwill for inventory sold.............................................               $456
                                                                                                         ====
    Adjustments to goodwill and reduction of amounts due on acquisition
        for funding of operating costs and below-market sales contract....................               $226
                                                                                                         ====
    Issuance of shares from conversion of convertible debt................................               $260
                                                                                                         ====
    Adjustment of fixed assets to other current liabilities...............................                $11
                                                                                                          ===
    Issuance of deferred compensation.....................................................                            $16
                                                                                                                      ===
    Shares of subsidiary issued in respect of acquisition.................................                         $2,938
                                                                                                                   ======
    Issuance of treasury shares in respect of acquisition.................................                         $2,250
                                                                                                                   ======
    Issuance of shares for subordinated note..............................................                        $   298
                                                                                                                  =======
    Reduction of goodwill from realization of deferred tax asset in acquisition...........                        $   180
                                                                                                                  =======
    Write-off of retired and fully depreciated property and equipment.....................                         $1,842
                                                                                                                   ======
C. Assets/liabilities acquired in acquisitions:
    Current assets........................................................................  (1,507)                (2,124)
    Property and equipment................................................................    (639)                  (609)
    Goodwill and intangibles..............................................................  (4,226)                (6,570)
    Other assets..........................................................................       --                  (386)
    Current liabilities...................................................................      750                 1,958
    Long-term debt........................................................................       --                 1,319
    Other liabilities and minority interests..............................................    (559)                 3,482
    Deferred taxes........................................................................       --                   180
    Shareholders' Equity..................................................................       --                 2,250
                                                                                              -----                 -----
                                                                                           $(6,181)                 $(500)
                                                                                           ========                 =====

                                      F-7

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--NATURE OF OPERATIONS

     (a) Description of Business

         Data Systems & Software Inc., a Delaware corporation ("DSSI"), through its subsidiaries (collectively, the "Company"), (i) provides software consulting and development services, (ii) is an authorized dealer and a value-added-reseller of computer hardware, and (iii) provides energy intelligence solutions for utilities and energy companies. The Company's operations are based in the United States and in Israel. DSSI's shares are traded on the Nasdaq National Market.

     (b) Financing of Operations

         The Company has had a history of operating losses in 2001, 2000 and 1999 of approximately $10.3 million, $3.9 million and $5.6 million, respectively. The Company does not expect to be profitable in the first half of 2002. Additionally, the Company is uncertain whether it will achieve profitability in the second half of 2002. As of December 31, 2001 the Company had working capital of approximately $6.9 million, including $5.9 million in cash, cash equivalents and debt security investments. In addition the Company had a long-term deposit of $6 million securing its energy intelligence solutions subsidiary's long-term bank debt of the same amount which remains pledged to the bank. Net cash used in operating activities in 2001 was $8.7 million. The cash used was primarily for the operations of the Company's energy intelligence solutions subsidiary ($7.3 million) and US operations and corporate activities ($1.4 million). The Company's subsidiary, Decision Systems Israel Ltd. (DSIT), however, had breakeven cash flow for 2001.

         The Company intends to finance its US-based operating activities and its corporate activities, other than those of its energy intelligence solutions subsidiary, from cash on hand and from operating cash flow. The Company's energy intelligence solutions subsidiary is seeking to finance its activities through outside investment. Should the energy intelligence solutions subsidiary not be successful in raising outside funding, it intends implement an operating plan to reduce costs and expenses to breakeven cash flow by the end of the third quarter of 2002. This operating plan would require this subsidiary to curtail its research and development activities, consolidate geographically distant operations, significantly reduce its marketing efforts and reduce general, administrative and marketing salary expenses. Based on these plans, the Company believes that it will have adequate liquidity to finance its operating activities and corporate expenses through March 31, 2004.

     (c) Use of Estimates in Preparation of Financial Statements

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Some of the more significant estimates being made involve percentage of completion for fixed-price contracts and the evaluation of the recoverability of inventory, goodwill and deferred tax assets. Actual results could differ from those estimates.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FOREIGN CURRENCY TRANSACTIONS

         The currency of the primary economic environment in which the operations of the Company are conducted is the United States dollar ("dollar"). Accordingly, the Company and all of its subsidiaries use the dollar as their functional currency. All exchange gains and losses denominated in non-dollar currencies are reflected in other expense, net in the consolidated statement of operations when they arise. Such foreign currency gains (losses), net amounted to $64, $3 and $(3) for the years ended December 31, 1999, 2000 and 2001, respectively.

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

DEBT SECURITIES

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

         Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities, are included in operations. Unrealized holding gains and losses, net of the related tax effect on available-for-sale securities are excluded from operations and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

         A decline in the market value of any available-for-sale or held-to-maturity security, below cost that is deemed to be other than temporary, results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. All investments in debt securities are classified as trading or held-to-maturity and are recorded in short-term interest bearing bank deposits and debt securities in the consolidated balance sheet.

DERIVATIVE INSTRUMENTS

         In June 1998 and June 2000, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No. 133, respectively, which establish accounting and reporting standards for all derivative instruments and hedging activities. These statements require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those investments at fair value. The Company's adoption of these pronouncements on January 1, 2001 had no effect on the Company's consolidated results of operations, financial position and financial disclosures, as the Company has no derivatives or embedded derivatives requiring separate accounting and disclosure. In addition, the Company does not engage in hedging activities of foreign currency.

INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined for raw materials, spare parts and supplies on the average cost method. For finished goods, cost is determined on the basis of standard costs, adjusted for variances, which approximates the first-in, first-out method of cost. For merchandise inventories, cost is determined on the first-in, first-out method.

INVESTMENTS

         Investments in which the Company owns at least 20% and not more than 50% of the voting control or affiliates over whose operating and financial policies the Company has the ability to exercise significant influence are accounted for by the equity method. Pursuant to this method, the Company includes its share of the affiliate's earnings or losses in the Company's consolidated results of operations. Investments in less than 20% of the voting control of companies or in other entities over whose operating and financial policies the Company does not have the power to exercise significant influence, are accounted for by the cost method. Pursuant to this method, the Company records its investment at cost and recognizes dividends received as income from the investee company. The carrying values of investments are periodically reviewed to determine whether a decline in value is other than temporary.

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

GOODWILL

         Goodwill represents the excess of cost over the fair value of the net assets of subsidiaries acquired in purchase business combinations. Goodwill resulting from business combinations completed before July 1, 2001 is amortized on a straight-line basis over its estimated useful life which ranges from five to seven years. Goodwill from the Company's acquisition of Endan IT Solutions Ltd. ("Endan") in December 2001 (see Note 3) is not amortized, but instead tested for impairment at least annually beginning in 2002 (see "Newly Adopted Accounting Principles" below) in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets".

OTHER INTANGIBLES

         The costs of licensed technology and software are presented at estimated fair value at acquisition date. These costs are amortized on a straight-line basis over the term of the license or estimated useful life of the software, generally five years.

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

REVENUE RECOGNITION

         Revenue from time-and-materials service contracts, maintenance agreements and other services are recognized as services are provided.

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

         Revenues from the sale of software licenses are recognized under the percentage-of-completion method as the Company's software requires significant modification and customization. Revenues from postcontract support ("PCS") are recognized on a straight-line basis over the term of the PCS contract.

         Revenues on the sale of products which are shipped from the Company's stock of inventory are recognized when the products are shipped. In accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19 "Recording Revenue Gross as a Principal Versus Net as an Agent", revenue from drop shipments of third-party hardware and software sales are recognized upon delivery, and recorded at the gross amount when the Company is responsible for fulfillment of the customer order, has latitude in pricing, customizes the product to the customer's specifications and has discretion in the selection of the supplier. Revenue from drop shipment third-party software sales is recognized upon delivery, and recorded net of costs when the Company acts principally as an agent or broker in the transaction.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development costs are charged to operations as incurred. Research and development expenses consist primarily of labor and related costs.

SALE OF STOCK OF SUBSIDIARY

         The Company recognizes gains and losses from the sale of subsidiary stock through the consolidated statement of operations.

STOCK-BASED COMPENSATION

         The Company accounts for employee and director stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. In accordance therewith, the Company records compensation on fixed stock options and restricted common stock granted to employees and directors at the date of grant if the current market price of the Company's common stock exceeds the exercise price of the options and restricted common stock. Compensation expense on variable stock option grants is estimated until the measurement date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company provides pro forma net income and pro forma earnings per share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

         The Company accounts for stock-based compensation issued to consultants on a fair value basis in accordance with SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

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

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

         The carrying value of goodwill and long-lived assets is reviewed for impairment whenever events or changes in circumstances occur indicating that the net carrying amount may not be recoverable. The review is based on comparing the carrying amount of the long-lived assets to the undiscounted estimated cash flows over their remaining useful lives. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

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

NEWLY ADOPTED ACCOUNTING PRINCIPLES

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

         The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continue to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

         Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by March 31, 2002. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the quarter ended March 31, 2002. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the quarter ended March 31, 2002.

         In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of 2002. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

         As of December 31, 2001, the Company has unamortized goodwill in the amount of $7,737 and unamortized identifiable intangible assets in the amount of $837, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $442, $515, and $503 for the for the years ended December 31, 1999,

2000 and 2001, respectively. In connection with the adoption of SFAS No. 142, the Company has evaluated its intangible assets and determined that it has no indefinite useful life intangibles. The Company has also evaluated the remaining useful lives of its intangible assets that will continue to be amortized and has determined that no revision to the useful lives will be required. The Company expects to complete its initial impairment review of goodwill by the end of the second quarter of 2002. Because of the extensive effort needed to comply with adopting SFAS No. 142 it is not practicable to reasonably estimate whether any transitional impairment losses associated with the Company's goodwill will be required to be recognized.

         In August, 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 for long-lived assets to have a material impact on its consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No.
121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS No. 144 will have on its consolidated financial statements with respect to future disposal decisions, if any.

NOTE 3--ACQUISITIONS

         (a) In December 2001, a subsidiary of the Company acquired 100% of the shares of Endan in a transactions accounted for as a purchase business combination and partial sale of a subsidiary. Endan is a privately-held Israeli information technology software and consulting firm and as a result of the acquisition became an integral part of the Company's software consulting and development segment. The acquisition was consummated in order to broaden the Company's markets into information technology and in order to take advantage of economies of scale and synergistic cost savings. Endan's results from operations for the period from acquisition to December 31, 2001 have not been included in the Company's consolidated statement of operations due to immateriality.

         The aggregate purchase price for Endan was $5,788, comprised of (i) $2,250 representing the issuance of 365,210 shares of DSSI common stock valued at $6.16 per share, which represents the average closing price of the Company's common stock for a 60 day trading period prior to the closing of the acquisition as agreed upon by the parties (an amount not materially different from a valuation of the Company's common stock based on three days before and after the date the acquisition was announced), (ii) $2,912 representing the estimated value of 32% of the outstanding ordinary shares of DSIT, (iii) $500 of cash,
(iv) $100 of estimated closing costs and (v) $26 representing the fair value of options to purchase DSIT ordinary shares in exchange for the cancellation of outstanding Endan stock options. The Company recognized a gain of $397 on the issuance of ordinary shares representing a 32% interest in DSIT in connection with this transaction.

         In addition to the purchase consideration mentioned above, the Company was also required to provide $1,100 to DSIT to enable repayment by Endan of a $1,000 loan previously made by Kardan Communications Ltd. ("Kardan"), Endan's majority shareholder prior to the acquisition.

         The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at December 31, 2001, the effective date of acquisition before the repayment of the Kardan debt. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is preliminary and subject to refinement upon receipt of the third party valuation information and evaluation of the outcome of the litigation discussed in Note 15 (e).

                  Current assets                                          $2,124
                  Property and equipment                                     609
                  Intangible assets                                          500
                  Goodwill                                                 6,070
                  Other assets                                               386
                                                                         -------
                         Total assets acquired                             9,689
                                                                           -----

                  Current liabilities                                      1,858
                  Long-term debt                                           1,319
                  Other liabilities                                          544
                  Deferred tax liability created in acquisition              180
                                                                          ------
                         Total liabilities assumed                         3,901
                                                                          ------

                         Net assets acquired                              $5,788
                                                                          ======

         The intangible assets represent the fair value of software licenses acquired (five-year useful life). The goodwill resulting from the acquisition is not deductible for income tax purposes and will not be amortized for financial statement purposes in accordance with SFAS No. 142. The entire goodwill acquired was assigned to the software consulting and development segment.

         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if this acquisition had occurred at the beginning of each of the periods presented, with pro forma adjustments to give effect to the amortization of acquired intangibles and a reduction of interest expense resulting from Endan's repayment of a $1,000 loan. The unaudited pro forma information does not include the amortization of goodwill acquired as it is not required to be amortized pursuant to SFAS No.
142. The gain on the partial sale of 32% of DSIT is excluded from the unaudited pro forma consolidated results of operations as it is non-recurring. The unaudited pro forma consolidated results of operations are provided for illustrative purposes only and do not purport to represent what the Company's results of operations would actually have been, nor do they purport to project the Company's results of operations for any future period.

                                                                                     YEAR ENDED DECEMBER  31,
                                                                                        2000            2001
                                                                                        ----            ----
              Net sales.......................................................      $63,408         $52,355
              Net loss from continuing operations.............................      $(3,894)        $(9,884)
              Loss per share from continuing operations - basic and diluted...       $(0.50)         $(1.35)

         (b) In August, 1999, the Company acquired the assets of the Control Systems division of Scientific-Atlanta, Inc., integrating it in into the Company's energy intelligence solutions segment. The acquisition was accounted for using the purchase method. As of December 31, 2000, the Company and Scientific-Atlanta had not reached agreement on the final purchase price. The Company finalized the purchase price in August 2001 without further adjustment to the purchase price or goodwill. The final purchase price of $3,954 was allocated as follows: $2,013 to inventory; $639 to property and equipment; $248 to patents and patents pending; $20 to assumed liabilities and $1,074 to goodwill.

NOTE 4--DISPOSITIONS

         (a) In 1999, DSSI owned 60% of the shares of Tower Semiconductor Holdings 1993 Ltd. ("Holdings"). Holdings' only asset was its investment in 45.3% of Tower Semiconductor Ltd. ("Tower"). In December 1999, Holdings entered into an agreement to sell its interest in Tower to the 40% minority owner of Holdings for $30,889. Closing of the agreement was subject to third-party administrative approvals, which were received in January 2000. As part of the agreement, Holdings declared a dividend of $39,515 of which the Company received $23,709 (less withholding taxes of $2,964) in January 2000. In light of the pending sale, the Company's interest in Holdings was treated as a discontinued operation in the consolidated statements of operations and comprehensive income
(loss) for all periods presented. In addition, the Company accrued all taxes with respect to the anticipated repatriation of Tower's accumulated earnings.

         Upon receipt of the administrative approvals, the Company received the proceeds from the sale, net of the Israeli dividend withholding tax. In 2000, the Company recorded a gain of $4,222 (net of applicable taxes of $767) with respect to this transaction.

         Set forth below is condensed financial information of Tower:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                                    1999
                                                                    -----
              Sales....................................           $69,815
              Operating loss...........................          (25,166)
              Net loss.................................          (20,467)

         In 1999, the Company recorded equity losses with regard to its interest in Tower of $5,005. The equity loss is included in loss from discontinued operations, net of income taxes. In addition, in 1999, the Company recorded a provision for Israeli taxes of $3,723 with respect to the anticipated repatriation of subsidiary income related to the Company's sale of its interest in Tower in January 2000

         (b) In September 2000, the Company completed the sale of substantially all the assets of its CinNetic division, included in the software development and consulting segment, for a total of $1,838 resulting in a gain of $1,144. The CinNetic division had an operating loss of approximately $505 and $315 for the years ending December 31, 1999 and 2000, respectively.

         (c) In 2000, the Company recorded a provision of $104 in loss from discontinued operations with respect to additional expenses related to its discontinued help desk software segment that was sold in 1998.

NOTE 5--ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists, of the following:

                                                                                           AS OF DECEMBER 31,
                                                                                           ------------------
                                                                                      2000                   2001
                                                                                      ----                   ----
    Trade accounts receivable....................................................   $9,348                 $9,095
    Unbilled work-in-process.....................................................    1,076                  1,362
    Allowance for doubtful accounts..............................................     (435)                  (260)
                                                                                     -----                  -----
    Accounts receivable, net                                                        $9,989                $10,197
                                                                                    ======                =======

         Unbilled work-in-process represents direct labor and expenses incurred on consulting contracts that has not been invoiced to the customer as of the end of the period. Such amounts are generally billed within three months.

         Bad debt expense related to trade accounts receivable was $169, $262 and $71 for the years ended December 31, 1999, 2000 and 2001, respectively.

NOTE 6--INVENTORY

Inventory consists of the following:

                                                                                           AS OF DECEMBER 31,
                                                                                           ------------------
                                                                                      2000                   2001
                                                                                      ----                   ----
    Raw materials, spare parts and supplies......................................      $35                   $409
    Finished goods and merchandise...............................................      413                    249
                                                                                       ---                    ---
                                                                                      $448                   $658
                                                                                      ====                   ====

NOTE 7--OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                                                           AS OF DECEMBER 31,
                                                                                           ------------------
                                                                                      2000                   2001
                                                                                      ----                   ----
    Prepaid expenses.............................................................     $240                   $391
    Interest receivable..........................................................      514                    817
    Income tax receivable........................................................      159                    385
    Other........................................................................      241                    314
                                                                                    ------                 ------
                                                                                    $1,154                 $1,907
                                                                                    ======                 ======

NOTE 8--INVESTMENTS

         In 2000 and 2001, the Company received equity shares of $153 and $164, respectively, as partial compensation for services rendered to two start-up companies. The investments are recorded at the fair value of the services provided and are accounted for using the cost method. In 2001, the Company wrote off the investment in one of the start-up companies based upon management's estimate of expected future cash flows from the investment and that the impairment in the investment is other than temporary. The writedown of $227 in the fourth quarter of 2001 with respect to this investment is included in selling, general and administrative expenses.

NOTE 9--PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:


                                                          ESTIMATED USEFUL LIFE               AS OF DECEMBER  31,
                                                                                              -------------------
                                                                   (IN YEARS)                2000              2001
                                                                   ----------                ----              ----
Cost:
   Computer hardware and software...........................           3                   $3,463            $2,568
   Office furniture and equipment...........................         4-10                   1,802             2,276
   Motor vehicles...........................................           7                       85               561
   Leasehold improvements...................................     Term of Lease                246               279
                                                                                              ---               ---
                                                                                            5,596             5,684
                                                                                            -----             -----
Accumulated depreciation and amortization:
   Computer hardware and software....................................................       2,864             2,052
   Office furniture and equipment....................................................         930             1,099
   Motor vehicles....................................................................          60               146
   Leasehold improvements............................................................         207                91
                                                                                              ---             -----
                                                                                            4,061             3,388
                                                                                            -----             -----
Property and equipment, net..........................................................      $1,535            $2,296
                                                                                           ======            ======

         Depreciation and amortization in respect of property and equipment amounted to $792, $834 and $689 for 1999, 2000 and 2001, respectively. In 2001, approximately $1,842 of fully depreciated assets were written off the Company's books.

NOTE 10--GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets consists of the following:


                                                                                              AS OF DECEMBER 31,
                                                                                             2000              2001
                                                                                             ----              ----
    Goodwill, net of accumulated amortization of $2,174 and $2,677 respectively......      $2,350            $7,737
    License, net of accumulated amortization of $341 and $457 respectively...........         227               111
    Patents, net of accumulated amortization of $23 and $53 respectively.............         249               226
    Software licenses................................................................          --               500
                                                                                           ------            ------
                                                                                           $2,826            $8,574
                                                                                           ======            ======

         Amortization in respect of goodwill, license and patents amounted to $559, $794 and $649 for 1999, 2000 and 2001, respectively. In accordance with SFAS No. 142, no amortization is recorded on goodwill arising from the Company's acquisition of Endan in December 2001.

NOTE 11--DEBT

Debt consists of the following:


                                                                                              AS OF DECEMBER  31,
                                                                                            2000              2001
                                                                                            ----              ----
    Bank debt........................................................................      $6,000            $6,254
    Lines of credit..................................................................         573             2,416
    Capital lease obligations........................................................          33                11
                                                                                           ------            ------
                                                                                            6,606             8,681
    Less current portion.............................................................         591             2,499
                                                                                           ------            ------

                                                                                           $6,015            $6,182
                                                                                           ======            ======

         Bank debt includes a $6,000 loan which is payable in a single installment upon maturity in February 2003 and various loans from Israeli banks. The $6,000 loan bears interest at LIBOR plus 0.75% (adjusted quarterly), payable quarterly (LIBOR at December 31, 2001: 1.88%). In February 2000, the Company refinanced this loan and recognized an extraordinary loss of $190 for the write-off of the unamortized premium associated with a warrant issued to the lender (see Note 16). No income tax benefit on this extraordinary item was recognized as the Company establishes valuation allowances against its deferred tax assets as it is more likely than not that they will not be realized. In connection with this loan, the Company is required to deposit $6,000 with the lender as collateral for the loan. The deposit is currently held in a one month time deposit bearing interest at 1.7%. The deposit will continue to be renewed at market rates so long as the loan is outstanding. As the compensating balance is required for the term of the loan, the deposit is shown as a non-current asset.

         The loans from Israeli banks are in New Israeli Shekels (NIS) linked either to the U.S. dollar ($158) or the Israeli Consumer Price Index (the Index) ($96) due through 2006. The loans bear a weighted average interest rate of 6.3%. During the year ended December 31, 2001, the Index increased by 1.4%. In connection with these loans a lien in favor of the Israeli banks was placed on some of DSIT's assets and contract plus rights.

         At December 31, 2001, the Company had approximately $3,000 in Israeli credit lines available to DSIT, of which approximately $2,416 was then being used and $584 was available for future draws. These credit lines are generally for a term of one year, denominated in NIS and bear interest at a weighted average rate of the Israeli prime rate per annum (at December 31, 2000 Israeli prime plus 0.2% per annum). The Israeli prime rate fluctuates and as of December 31, 2001 was 5.3% (9.5% at December 31, 2000).

         The Company's capital lease obligations are payable through 2004.

         The aggregate maturities of debt for each of the five years subsequent to December 31, 2001 are as follows:

         YEAR ENDING
        DECEMBER  31,
        -------------
           2002.....................................................................................          $2,499
           2003.....................................................................................           6,071
           2004.....................................................................................              51
           2005.....................................................................................              41
           2006.....................................................................................              19
                                                                                                            --------
                                                                                                              $8,681
                                                                                                            ========

NOTE 12--OTHER CURRENT LIABILITIES

Other current liabilities consists of the following:

                                                                                              AS OF DECEMBER  31,
                                                                                             2000              2001
                                                                                             ----              ----
    Taxes payable....................................................................      $1,185              $805
    Lien allowance...................................................................         558               558
    Deferred income..................................................................         385               169
    Deferred acquisition costs.......................................................          47                --
    Other............................................................................       1,796             1,831
                                                                                            -----            ------
                                                                                           $3,971            $3,363
                                                                                           ======            ======


NOTE 13--CONVERTIBLE DEBENTURES

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

          Imputed interest on the Debentures, totaling $377, based on a rate of 10%, was to be amortized over the life of the Debentures. For the years ending December 31, 1999 and 2000, $41 and $19, respectively, was amortized to interest expense with the remaining balance offset against the Debentures. The effective interest rate on the Debentures after consideration of the imputed interest and warrants issued was approximately 12%.

         In February 2000, the Company extinguished a portion of the Debentures for an aggregate redemption price of $2,001. The Company recorded an extraordinary loss in 2000 of $753 due to the early redemption. No income tax benefit on this extraordinary item was recognized as the Company establishes valuation allowances against its deferred tax assets as it is more likely than not that they will not be realized. In 2000, the $260 unredeemed balance of the convertible debentures was converted into 84,794 shares of common stock of the Company in accordance with the terms of the Debentures.

NOTE 14--LIABILITY FOR EMPLOYEE TERMINATION BENEFITS

         Under Israeli law and labor agreements, the Company's subsidiaries in Israel are required to make severance payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. The pension plans are multi-employer and independent of the Company. Pension and severance pay costs for 1999, 2000 and 2001 of approximately $1,355, $1,276 and $1,394, respectively, are included in cost of sales (services) and selling, general and administrative expenses.

NOTE 15--COMMITMENTS AND CONTINGENCIES

(a) Leases of Property and Equipment

         Rental and leasing expenses, for 1999, 2000 and 2001, were to $1,463, $1,326 and $1,521, respectively. Future minimum lease payments on non-cancelable operating leases as of December 31, 2001 are as follows:

         YEAR ENDING
        DECEMBER  31,
        --------------
           2002.....................................................................................          $1,687
           2003.....................................................................................           1,365
           2004.....................................................................................             850
           2005.....................................................................................             752
           2006.....................................................................................             417
           Thereafter...............................................................................             769
                                                                                                             -------
                                                                                                              $5,840
                                                                                                             =======

(b) Employee Retirement Savings Plan

         The Company sponsors a tax deferred retirement savings plan that permits eligible U.S. employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. No discretionary contributions were made for the years ended December 31, 1999, 2000 and 2001.

(c) Guarantees

         Previously, the Company accrued a loss for contingent performance of bank guarantees. The Company's remaining commitment under these guarantees (included in other current liabilities) is $558 at December 31, 2000 and 2001. The Company has collateralized a portion of these guarantees by means of a deposit (classified as restricted cash) of $223 and $238 as of December 31, 2000 and 2001, respectively.

(d) Royalties

         The Company is committed to pay royalties to the Government of Israel on proceeds from the sale of certain products in which the Government of Israel participated in the research and development by way of grants. Royalties are currently payable at a rate of 4% of the annual sales of the product, though limited to $630, the amount of the original grant. The Company's future net royalty obligation in respect of these grants is not to exceed $522 at December 31, 2001.

(e) Litigation

         One of the Company's recently acquired subsidiaries is a plaintiff in an arbitration proceeding against a customer for payment. The defendant in the arbitration has filed a counterclaim of approximately $800. Based on advice from the Company's counsel, management believes that the arbitrator will not order the Company to pay a substantial amount of the counterclaim. The Company is involved in various other legal actions and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NOTE 16--SHAREHOLDERS' EQUITY

(a) Stock Option Plans

         The Company's stock option plans provide for the granting to officers, directors and other key employees of options to purchase shares of common stock at not less than 85% of the market value of the Company's common stock on the date of grant. The purchase price must be paid in cash. To date, the Company has issued options under the plans at exercise prices equal to the market value of the Company's common stock of the date of the grant. All options expire within five to ten years from the date of the grant. The options generally vest over a two to three year period from the date of the grant. At December 31, 2001, the total authorized number of options or other equity instruments available for grant under the various plans was 2,920,225, of which 1,568,442 were granted options outstanding, 255,000 were issued as restricted shares, 91,866 were exercised or forfeited and the remaining 1,034,917 were available for issuance.

         A summary status of the Company's option plans as of December 31, 1999, 2000 and 2001, as well as changes during each of the years then ended, is presented below:


                                                   1999                     2000                     2001
                                                   ----                     ----                     ----
                                                           WEIGHTED                   WEIGHTED                    WEIGHTED
                                                            AVERAGE                    AVERAGE                     AVERAGE
                                             NUMBER OF     EXERCISE    NUMBER OF      EXERCISE    NUMBER OF       EXERCISE
                                              OPTIONS        PRICE      OPTIONS         PRICE      OPTIONS          PRICE
                                              -------        -----      -------         -----      -------          -----
                                            (IN SHARES)               (IN SHARES)                (IN SHARES)
Outstanding at beginning of year.........  1,498,717        $6.39     1,723,850          $5.32     1,554,775         $5.01
   Granted...............................    408,450         2.10       412,275           5.36       273,500          5.38
   Exercised.............................         --           --       (27,000)          2.46       (91,866)         2.51
   Forfeited.............................   (183,317)        7.00      (554,350)          6.38      (167,967)         6.04
                                           ---------                  ---------                   ---------

Outstanding at end of year...............  1,723,850         5.32     1,554,775           5.01     1,568,442          5.11
                                           =========                  =========                   =========

Exercisable at end of year...............  1,276,683         5.70     1,121,406           4.95     1,102,404          4.85
                                           =========                  =========                   =========


                                         OUTSTANDING AS OF DECEMBER 31, 2001      EXERCISABLE AS OF DECEMBER 31, 2001
                                         -----------------------------------      -----------------------------------
                                                WEIGHTED AVERAGE       WEIGHTED                   WEIGHTED
                                    NUMBER         REMAINING            AVERAGE       NUMBER       AVERAGE
    RANGE OF EXERCISE PRICES     OUTSTANDING     CONTRACTUAL LIFE    EXERCISE PRICE EXERCISABLE  EXERCISE PRICE
    ------------------------     -----------     ----------------    -------------- -----------  --------------
                                 (IN SHARES)       (IN YEARS)                       (IN SHARES)
   $1.80 - 2.00...............     231,000            4.36              $1.82        231,000         $1.82
   $2.44 - 3.69...............     230,500            5.09               3.15        170,800          3.07
   $4.50 - 6.00...............     378,967            4.40               5.11        202,629          5.07
   $6.06 - 7.88...............     705,475            3.26               6.64        475,475          6.57
      $11.13..................      22,500            3.73              11.13         22,500         11.13
                                 ---------                                         ---------
                                 1,568,442                                         1,102,404
                                 =========                                         =========

    The weighted average grant-date fair value of the 408,450, 412,275 and 273,500 options granted during 1999, 2000 and 2001, respectively, amounted to $1.60, $2.85 and $3.27 per option, respectively. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

                                                                                     1999          2000          2001
                                                                                     ----          ----          ----
    Risk-free interest rate....................................................        6.0%         5.0%          4.9%
    Expected life of options, in years.........................................        6.8          5.9           6.1
    Expected annual volatility.................................................         78%          82%           60%
    Expected dividend yield....................................................       None          None          None

    Had compensation cost for the Company's option plans been determined based on fair value at the grant dates for awards made in 1999, 2000 and 2001 under such plans in accordance with SFAS No. 123, the Company's pro forma net income
(loss) and net income (loss) per share would have been as follows:

                                                                                         YEAR  ENDED  DECEMBER  31,
                                                                                         --------------------------
                                                                                      1999          2000        2001
                                                                                      ----          ----        ----
    Net income (loss)  as reported...............................................$(15,867)         $112      $(9,795)
    Pro forma net loss........................................................... (16,658)         (927)     (10,511)
    Basic net loss per share-as reported.........................................   (2.13)         0.02        (1.41)
    Pro forma basic net loss per share...........................................   (2.24)        (0.12)       (1.51)
    Diluted net income (loss) per share as reported..............................   (2.13)         0.01        (1.41)
    Pro forma diluted net loss per share.........................................   (2.24)        (0.12)       (1.51)

    The pro forma information in the above table also gives effect to the application of SFAS No. 123 on the share option plans of the Company's subsidiaries.


(b) Warrants

         The Company has issued warrants at exercise prices equal to or greater than market value of the Company's common stock at the date of issuance. A summary of warrant activity follows:

                                                  1999                         2000                         2001
                                                  ----                         ----                         ----
                                                      WEIGHTED                     WEIGHTED                    WEIGHTED
                                        NUMBER OF      AVERAGE     NUMBER OF        AVERAGE      NUMBER OF     AVERAGE
                                        WARRANTS   EXERCISE PRICE  WARRANTS     EXERCISE PRICE   WARRANTS   EXERCISE PRICE
                                        --------   --------------  ---------    --------------   --------   --------------
                                       (IN SHARES)                (IN SHARES)                   (IN SHARES)
    Outstanding at beginning of year    197,500       $10.18        370,000          $3.23        120,000      $ 3.07
    Granted.........................    370,000         3.23             --             --             --          --
    Repurchased by Company..........         --           --       (250,000)          3.31             --          --
    Forfeited.......................   (197,500)       10.18             --             --             --          --
                                      ---------                     -------                       -------
    Outstanding at end of year......    370,000        $3.23        120,000          $3.07        120,000      $ 3.07
                                      =========                     =======                       =======

         In August 1999, the Company granted a lender 250,000 warrants to purchase common stock with an exercise price of $3.31 per share, the fair market value of the Company's common stock at the date of the grant. The warrants were to expire on August 31, 2002. In September 2000, the Company repurchased the 250,000 warrants outstanding from the lender for $1.50 per warrant.

(c) Stock Awards

         In March 1996, the Company granted 100,000 shares of common stock to its Chief Executive Officer. The shares vested over a three-year period. Deferred compensation in the aggregate amount of $587, equal to the shares' fair value on the date of the grant, was recorded against additional paid-in capital at the date of grant and was amortized to compensation expense over the vesting period. In 1999, the remaining $46 was amortized.

         In August 1998, the Company granted 155,000 shares of common stock to its Chief Executive Officer. The shares generally vest over a two-year period, except that the vesting of 20,000 of the shares may be delayed until certain performance goals have been met. These performance goals have not been met since the date of grant. Deferred compensation in the aggregate amount of $436, equal to the shares' fair value on the date of the grant, was recorded against additional paid-in capital at the date of grant, of which $254 and $73 was amortized to compensation expense during 1999 and 2000, respectively.

         In September 2001, the Company entered into a restricted stock purchase agreement with the newly hired Chief Executive Officer (CEO) of the Company's energy intelligence solutions segment subsidiary. Pursuant to this agreement, the Company issued to the segment CEO 50,000 shares of its common stock at a purchase price of $5.95 per share. The common stock was paid for by assigning and endorsing to the Company a 6% subordinated note, due April 15, 2010, in the principal amount of $297,500. The subordinated note was issued by Philip Services Corp. (NasdaqNM: PSCD) in favor of the segment CEO under a trust indenture with Wilmington Trust Company. The subordinated note is assignable, pays interest semi-annually, is subject to a sinking fund for the mandatory redemption of the subordinated note by no more than four annual payments, beginning in April 15, 2006 and is reflected as a reduction in shareholders' equity until paid.

(d) Stock Repurchase Program

         In September 2000, the Company's Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock. During 2000 and 2001, the Company purchased 500,385 and 198,600 of its common stock, respectively, and at December 31, 2001 owned in the aggregate 808,704 of its own shares.

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

         In September 2001, the Company granted the newly hired CEO of its energy intelligence solutions segment subsidiary an option to purchase 357,200 shares of stock in the energy intelligence solutions segment subsidiary which is equal to 6% of the outstanding capital stock of the subsidiary on a fully diluted basis. The options vest in three equal tranches on January 1, 2002, 2003 and 2004 and terminate on December 31, 2006. The exercise price of these options as was determined by an independent appraiser was $1.20 per share.

NOTE 17--INCOME TAXES
(a)      Composition of loss before income taxes is as follows:

                                                                                            YEAR ENDED DECEMBER  31,
                                                                                          ---------------------------
                                                                                        1999         2000        2001
                                                                                        ----         ----        ----
         Domestic...................................................................  $(5,809)     $(3,238)    $(6,767)
         Foreign....................................................................   (1,268)         346      (3,039)
                                                                                      -------      -------     -------
                                                                                      $(7,077)     $(2,892)    $(9,806)
                                                                                      =======      =======     =======

   (b) Income tax expense (benefit) consists of the following:


                                                                                             YEAR ENDED DECEMBER 31,
                                                                                             -----------------------
                                                                                          1999          2000       2001
                                                                                          ----          ----       ----
         Current:
              Federal..............................................................     $   --        $   --     $  (29)
              State and local......................................................         35            46        (56)
              Foreign..............................................................         22           145         60
                                                                                        ------        ------     ------
                                                                                            57           191        (25)
                                                                                        ------        ------     ------
         Deferred:
              Federal..............................................................          5            --         --
              State and local......................................................         --          (20)         14
              Foreign..............................................................         --            --         --
                                                                                        ------        ------     ------
                                                                                             5          (20)        (14)
                                                                                        ------        ------     ------
              Income tax expense (benefit) from continuing operations   ...........         62           171        (11)
         Income tax expense from :
              Discontinued operations *............................................      3,723            --         --
              Gain on sale of discontinued operations..............................         --           767         --
                                                                                        ------        ------     ------
    Total income tax expense (benefit)                                                  $3,785        $  938     $  (11)
                                                                                        ======        ======     ======


* Represents a provision for Israeli taxes with respect to the anticipated repatriation of subsidiary income related to the Company's sale of its interest in Tower in January 2000 (see Note 4).

    (c) Effective Income Tax Rates

Set forth below is a reconciliation between the federal tax rate and the Company's effective income tax rates:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                           1999    2000    2001
                                                           ----    ----    ----
  Statutory Federal rates................................   34%     34%     34%
   Increase (decrease) in income tax rate resulting from:
   Non-deductible expenses...............................   --      (7)     (4)
   State and local income taxes, net.....................    9       7       5
   Net operating loss carryforward.......................    4      16      --
   Other.................................................   (3)     (8)     (1)
   Valuation allowance...................................  (45)    (48)    (34)
                                                           ----    ----    ----
Effective income tax rates...............................   (1)%    (6)%     0%
                                                           ====     ===    ====

    (d) Analysis of Deferred Tax Assets (Liabilities)

Deferred tax assets consist of the following:               AS OF DECEMBER  31,
                                                           --------------------
                                                           2000           2001
                                                           ----           ----
    Accelerated depreciation for tax purposes...........  $    15      $    35
    Intangible asset basis differences..................       47           23
    Other temporary differences.........................      901        1,504
    Net operating and capital loss carryforwards........    5,882        8,518
    Alternative minimum tax credit carryforwards........      371           --
                                                             ----        -----
                                                            7,216       10,080
    Valuation allowance.................................   (7,196)      (9,894)
                                                          -------       ------

    Net deferred tax assets.............................  $    20      $   186
                                                          =======      =======


Deferred tax liabilities consist of the following:          AS OF DECEMBER  31,
                                                           --------------------
                                                           2000           2001
                                                           ----           ----

    Intangible asset basis differences..................  $    --      $   180
                                                          -------      -------

    Total deferred tax liabilities......................  $    --      $   180
                                                          =======      =======

Net deferred tax assets consist of the following:           AS OF DECEMBER  31,
                                                          ---------------------
                                                           2000            2001
                                                           ----            ----

    Deferred tax assets - current.......................  $    18      $     3
    Deferred tax assets - non-current...................        2          183
    Deferred tax liabilities - non-current..............       --         (180)
                                                          -------      -------

    Net deferred tax assets.............................  $    20      $     6
                                                          =======      =======

    No valuation allowance is established for the Company's operations which are reasonably expected to utilize their deferred tax assets. Valuation allowances relate principally to net operating loss and capital loss carryforwards and foreign tax credit carryforwards. The change in the valuation allowance in 2000 and 2001 was a decrease of $8,113 and an increase of $2,698, respectively.

    (e) Summary of Tax Loss Carryforwards

As of December 31, 2001, the Company had various net operating loss carryforwards, which expire as follows:


    EXPIRATION                                 FEDERAL     STATE     FOREIGN
    ----------                                 -------     -----     --------
    2002-2004..............................       $--        $49          $--
    2005-2006..............................        --      4,076           --
    2007-2008..............................        --      9,455           --
    2019-2021..............................    10,257         --           --
    Unlimited..............................         --        --        10,126
                                              --------   -------       -------
    Total..................................   $10,257    $13,580       $10,126
                                              ========   =======       =======

NOTE 18--RELATED PARTY BALANCES AND TRANSACTIONS

         The Company paid consulting and other fees to directors of $97, $5 and $109 for the years ended December 31, 1999, 2000 and 2001, respectively, which is included in selling, general and administrative expenses. The Company paid legal fees for services rendered and out-of-pocket disbursements to a firm in which a director is a principal, of approximately $494, $474 and $575 for the years ended December 31, 1999, 2000 and 2001, respectively. Approximately $55 and $36, owed to this firm as of December 31, 2000 and 2001, respectively, is included in other current liabilities. The Company paid a director and vice president of the Company, who is the son of the Company's Chief Executive Officer, approximately $132, $280 and $197 for the years ending December 31, 1999, 2000 and 2001, respectively. In 2000, a loan and accumulated interest of $526 to the Company's Chief Executive officer was repaid in full. An asset management firm that is controlled by a director of the Company provides discretionary asset management services to the Company. In the year ended December 31, 2001, the Company has paid fees of $13 to the asset management firm. At December 31, 2001, the asset management firm administered approximately $2,053 of the Company's assets, including $1,828 of its debt securities.

NOTE 19--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a) General Information

         The Company has three reportable segments: software consulting and development, computer hardware sales and energy intelligence solutions.

          (i) The software consulting and development segment provides computer software and systems consulting and development services.

          (ii) The computer hardware segment is an authorized dealer and value-added reseller of computer hardware.

          (iii) The energy intelligence solutions segment (formerly known as the utilities solutions segment) develops load control and data communication solutions for utilities.

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

         The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company does not systematically allocate assets to the divisions of the subsidiaries constituting its consolidated group, unless the division constitutes a significant operation. Accordingly, where a division of a subsidiary constitutes a segment that does not meet the quantitative thresholds of SFAS No. 131, depreciation expense is recorded against the operations of such segment, without allocating the related depreciable assets to that segment. However, where a division of a subsidiary constitutes a segment that does meet the quantitative thresholds of SFAS No. 131, related depreciable assets, along with other identifiable assets, are allocated to such division.

The following tables represent segmented data for the years ended December 31, 2001, 2000 and 1999:

                                                      SOFTWARE        ENERGY
                                                   CONSULTING AND   INTELLIGENCE       COMPUTER
                                                     DEVELOPMENT     SOLUTIONS         HARDWARE         OTHER(*)          TOTAL
                                                     -----------     ---------         --------         --------          -----
Year ended December 31, 2001:
Revenues from external customers ..............      $ 12,179         $ 13,793         $ 19,794         $    158         $ 45,924
Intersegment revenues .........................           283            1,164              107               --            1,554
Interest revenue ..............................            18                3               --               --               21
Interest expense ..............................           154              311               --               --              465
Depreciation and amortization .................           281              706               22               --            1,009
Segment income (loss) .........................        (2,052)          (6,447)           1,006             (217)          (7,710)
Income tax expense ............................            57               10               21               --               88
Segment assets ................................        16,346            5,537            2,886               --           24,769
Expenditures for segment assets ...............           361              512               20               --              893

Year ended December 31, 2000:
Revenues from external customers ..............      $ 18,977         $ 17,105         $ 21,515         $    204         $ 57,801
Intersegment revenues .........................            58            1,507              215               --            1,780
Interest revenue ..............................            59                3               --               --               62
Interest expense ..............................           136              412               --               --              548
Depreciation and amortization .................           362              833               38                6            1,239
Segment income (loss) .........................         1,530           (3,216)             726               41             (919)
Income tax expense (benefit) ..................           107                9              (13)              --              103
Segment assets ................................         7,324            4,534            4,937               64           16,859
Expenditures for segment assets ...............           358              361               17               --              736

Year ended December 31, 1999:
Revenues from external customers ..............      $ 18,784         $  5,061         $ 15,218         $    285         $ 39,348
Intersegment revenues .........................           597              167               40             - --              804
Interest revenue ..............................            43               --               --               --               43
Interest expense ..............................           233                1                5               --              239
Depreciation and amortization .................           416              516               48               15              995
Segment income (loss) .........................          (832)          (3,297)             328               64           (3,737)
Equity in net income of investees .............           (98)              --               --               --              (98)
Income tax expense ............................            60                1               10               --               71
Segment assets ................................         7,748            6,829            5,352                6           19,935
Expenditures for segment assets ...............           286              954               28               --            1,268



* Represents segments below the quantitative thresholds of SFAS No. 131, as follows: in 2001, a VAR software operation in Israel and a holding company; in 2000, a VAR software operation in Israel, a holding company and residual operations from the Company's multimedia software segment; and in 1999, a VAR software operation in Israel and residual operations from the multimedia software segment.

The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended December 31, 1999, 2000 and 2001:

                                                                                   FOR THE YEARS ENDING DECEMBER  31,
                                                                                   ----------------------------------
                                                                                        1999            2000        2001
                                                                                        ----            ----        ----
Revenues:
Total revenues for reportable segments                                               $39,063         $57,597     $45,766
Other operational segment revenues                                                       285             204         158
                                                                                    --------        --------    --------
Total operating revenues                                                              39,348          51,801      45,924
Revenue from management fee derived by
   non-operating segment (corporate headquarters)                                        360              38          --
                                                                                    --------        -------- -----------

Total consolidated revenues                                                          $39,708         $57,839     $45,924
                                                                                     =======         =======     =======

Income (loss):
Total loss for reportable segments                                                  $(3,801)          $(960)    $(7,243)
Other operational segment operating income (loss)                                         64              41       (217)
                                                                                   ---------       ---------    --------
Total operating loss                                                                 (3,737)           (919)     (7,460)
Net loss of corporate headquarters                                                   (3,411)         (2,180)     (2,242)
Loss from discontinued operations included in reportable segments                         --             104          --
Income tax expense (benefit) included in reportable segments                              71             103        (92)
                                                                                          --             ---        ----

Consolidated loss from continuing operations
   before provision for income taxes                                                $(7,077)        $(2,892)    $(9,794)
                                                                                    ========        ========    ========

                                                                                                      AS OF DECEMBER  31,
                                                                                                     --------------------
                                                                                                        2000        2001
Assets:
Total assets for reportable segments                                                                 $16,795     $24,769
Other operational segment assets                                                                          64          --
                                                                                                   ---------------------
                                                                                                      16,859      24,769
Unallocated amounts: Net assets of corporate headquarters *                                           25,298      14,524
                                                                                                      ------      ------

Total consolidated assets                                                                            $42,157     $39,293
                                                                                                     =======     =======

* Unallocated assets in 2001 include cash and cash equivalents of $3,745 as well as investments in debt securities and long-term bank deposits of $7,828. Unallocated assets in 2000 include cash and cash equivalents of $10,385 as well as investments in short and long-term bank deposits of $11,994.

                                                                                    SEGMENT                CONSOLIDATED
                                                                                     TOTALS     ADJUSTMENTS     TOTALS
                                                                                     ------   ------------- ------------
Other Significant Items
Year ended December 31, 2001
Depreciation and amortization...................................................    $1,009          $329      $1,338
Expenditures for assets.........................................................       893             4         897
Income tax expense (benefit)....................................................       88           (99)        (11)

Year ended December 31, 2000
Depreciation and amortization...................................................    $1,239          $389      $1,628
Expenditures for assets.........................................................       736             6         742
Income tax expense..............................................................       103            68         171
Income tax expense for discontinued operations..................................        --           767         767

The reconciling items are all corporate headquarters data, which are not included in the segment information. None of the other adjustments are significant.

                                                                                        YEAR ENDED DECEMBER  31,
                                                                                        ------------------------
                                                                                      1999           2000          2001
                                                                                      ----           ----          ----
Revenues based on location of customer:
    United States................................................................  $23,579         $41,659       $33,800
    Israel.......................................................................   15,401          15,431        10,382
    Far East.....................................................................      708             226           540
    Other........................................................................       20             523         1,202
                                                                                 -----------    ----------     ---------

                                                                                   $39,708         $57,839       $45,924
                                                                                   =======         =======       =======

                                                                                                      AS OF DECEMBER  31,
                                                                                                     2000            2001
                                                                                                     ----            ----
Long-lived assets located in the following countries:
    Israel...................................................................................         $775         $1,373
    United States............................................................................          760         923

(e) Major Customers

        Revenues from Major Customers:                                  CONSOLIDATED SALES
                                                                      YEAR ENDED DECEMBER  31,
                                                                      ------------------------
CUSTOMER        SEGMENT                               1999                        2000                         2001
--------        -------                               ----                        ----                         ----
                                                      % OF TOTAL                  % OF TOTAL                  % OF TOTAL
                                             REVENUES  REVENUES        REVENUES    REVENUES       REVENUES     REVENUES
                                             --------  --------        --------    --------       --------     --------
    A.......     Computer hardware             5,561       14.2         5,084         8.8          4,894         10.7
                                               -----       ----         -----         ---          -----       --------

NOTE 20--FINANCIAL INSTRUMENTS

(a) Fair Value of Financial Instruments

         Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments. Fair values for long-term debt and long-term deposits are estimated based on the current rates offered to the Company for debt and deposits with the similar terms and remaining maturities. The fair value of the Company's long-term debt and long-term deposits are not materially different from their carrying amounts. The fair value of investments is estimated based on market value. The estimation of fair value of the Company's investment (book value of $90 at December 31, 2001) was not practicable, although the Company believes that the estimated fair values of such investments are not materially different from their book values.

(b) Concentrations of Credit Risk

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short and long-term bank deposits, debt securities and trade receivables. The counterparty to a majority of the Company's cash equivalent deposits as well as its short and long-term bank deposits is a major financial institution of high credit standing. The counterparties to the Company's debt securities consist of various major corporations of high credit standing. The Company does not believe there is significant risk of non-performance by these counterparties. Approximately 11% of the trade accounts receivable at December 31, 2001 were due from a U.S. customer that pays its trade receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the large number of entities comprising the Company's customer base.