Form 10-K/A
period 2001-12-31
DATA SYSTEMS & SOFTWARE INC
filed 2002-04-30
CIK 880984

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                          DATA SYSTEMS & SOFTWARE INC.
                         AMENDMENT NO. 1 ON FORM 10-K/A
                          TO ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                                                            PAGE

PART III

Item 10   Directors and Executive Officers of the Registrant.................  1

Item 11   Executive Compensation.............................................  4

Item 12   Security Ownership of Certain Beneficial Owners and
          Management......................................................... 10

Item 13   Certain Relationships and Related Transactions..................... 11

          Signatures......................................................... 12

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND KEY MANAGERS

     Set forth below is certain information concerning the directors and the executive officers and key managers of the Company:

Name                   Age  Position

George Morgenstern     68   Director, Chairman of the Board, President and Chief
                            Executive Officer; Chairman of the Board of our DSIT
                            Technologies Ltd. subsidiary (formerly Decision
                            Systems Israel Ltd.) ("DSIT"); and Chairman of the
                            Board of our Comverge Technologies, Inc. subsidiary
                            ("Comverge")

Robert L. Kuhn         57   Director and Vice Chairman of the Board

Sheldon Krause         46   Director and Secretary; and Director and Assistant
                            Secretary of Comverge

Susan L. Malley        53   Director

Maxwell M. Rabb        91   Director

Allen I. Schiff        56   Director

Shlomie Morgenstern    39   Director and Vice President--Operations; and
                            Director of Comverge

Howard Gutzmer         70   Director

Jacob Neuwirth (Noy)   55   Chief Executive Officer and President of DSIT

Yacov Kaufman          44   Vice President and Chief Financial Officer; and Vice
                            President and Chief Financial Officer of DSIT

Robert M. Chiste       54   Chief Executive Officer and Vice Chairman of the
                            Board of Comverge

Frank Magnotti         41   President and Director of Comverge

Joseph D. Esteves      41   Executive Vice President of Comverge

     GEORGE MORGENSTERN has been our Chairman of the Board since June 1993, and has been our President and Chief Executive Officer since our incorporation in 1986. Mr. Morgenstern also serves as Chairman of the Board of DSIT, and as Chairman of the Board of Comverge.

     ROBERT L. KUHN has been a director since 1986 and Vice Chairman of the Board since 1994. Since 1991, Dr. Kuhn has been President of Geneva Financial Corporation, a company specializing in mergers and acquisitions.

     SHELDON KRAUSE has served as Secretary since 1986 and as a director since 1994. Since 1987, Mr. Krause has been engaged in the private practice of law in New York City and is currently a member of the firm of Ehrenreich Eilenberg & Krause LLP. From 1981 to 1986, Mr. Krause was associated with the New York law firm of Cravath, Swaine & Moore. Mr. Krause is the son-in-law of George Morgenstern, our Chairman of the Board, President and Chief Executive Officer.

     SUSAN L. MALLEY has been a director since March 1998. Dr. Malley has served since 1995 as President and Chief Investment Officer of Malley Associates Capital Management, an asset management firm which Dr. Malley founded. From 1995 to January 2001, Dr. Malley was also a Professor of Finance at the Hofstra University School of Business. From 1990 until 1995, Dr. Malley was Co-Chair of the Board of Directors and Chief Investment Officer of Citicorp Investment Services, a retail brokerage subsidiary of Citibank, N.A.

     HON. MAXWELL M. RABB has been a director since 1992. Ambassador Rabb has been Of Counsel to the law firm of Kramer, Levin, Naftalis & Frankel since 1991 and was Of Counsel to the law firm of Stroock & Stroock & Lavan from 1989 to 1991. From 1981 to 1988, Ambassador Rabb was United States Ambassador to Italy.

     ALLEN I. SCHIFF has been a director since 1992. Since 1978, Dr. Schiff has been a Professor of Accounting at Fordham University Graduate School of Business Administration, serving as Chairman of the Accounting Department from 1981 to 1983 and from 1985 to 1990.

     SHLOMIE MORGENSTERN has been Vice President-Operations since February 2000 and a director since November 2001. Mr. Morgenstern also serves as President of our Databit subsidiary and as a director of Comverge. Since 1996, Mr.
Morgenstern has been employed by us in various administrative capacities. Mr. Morgenstern is the son of George Morgenstern, our Chairman of the Board, President and Chief Executive Officer.

     HOWARD GUTZMER has been a director since July 2001. Since 1990, Mr. Gutzmer has been the Chairman, Chief Executive Officer, President and majority shareholder of Unlimited Systems Corp., which manufactures hardware and develops software for computer-telephone interfaces.

     JACOB NEUWIRTH (NOY) has been Chief Executive Officer and President of DSIT since December 2001. From 1994 to 2001, he was the President and the founder of Endan IT Solutions Ltd., an Israeli IT solutions provider specializing in billing and healthcare IT solutions.

     YACOV KAUFMAN has been Vice President and Chief Financial Officer since February 1996. Mr. Kaufman has also served as a Vice President of DSIT since 1992 and as Chief Financial Officer of DSIT since 1990, having served as Controller of DSIT since 1986. Mr. Kaufman also served as Chief Financial Officer of Comverge from October 1997 to October 2001.

     ROBERT M. CHISTE was appointed Chief Executive Officer and Vice Chairman of the Board of Comverge in September 2001. From 1999 to 2001, Mr. Chiste served as Chairman and Chief Executive officer of FuelONE, Inc., a technology oriented fuel and lubricant wholesale distribution company that he co-founded, and as Chairman of FuelQuest Inc., a related e-commerce enterprise. In 1998 Mr. Chiste co-founded Tri-Active Inc., a network and systems management company. From 1997 to 1998, Mr. Chiste served as Executive Vice President with Philip Services Corp. and as President of their Industrial Services/Utilities Management Division. Mr. Chiste is also a director of Pentacon, Inc.

     FRANK MAGNOTTI has been the President and a director of Comverge since October 1997. From 1993 to 1997, Mr. Magnotti was the founder and General Manager of the Utility Solutions Division of Lucent Technologies, Inc.

     JOSEPH D. ESTEVES has been the Executive Vice President of Comverge since March 2001. From 1995 to March 2001, Mr. Esteves served as an officer of UBS Warburg and its predecessor Union Bank of Switzerland, most recently serving as Executive Director of Global Power & Pipelines. From 1991 to 1995, Mr. Esteves served as a Vice President of Goldman, Sachs & Co., and from 1986 to 1991 he served as a Vice President of Salomon Brothers.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). These persons are also required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based solely on its review of such forms received by us or written representations from certain reporting persons, except as described below we believe that during 2001 all applicable filing requirements were complied with by our executive officers and directors.

     Although Mr. Gutzmer filed all of his Form 4's on a timely basis during 2001, Mr. Gutzmer failed to report 12 purchase transactions in his Form 4's for the months of August, September and October 2001. These transactions, for an aggregate of 14,500 shares of our common stock, were reported in Mr. Gutzmer's Form 5, which was filed on a timely basis in February 2002.

Item 11.  EXECUTIVE AND DIRECTOR COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth for the periods indicated information concerning the compensation of our Chief Executive Officer and the four other of our officers who received in excess of $100,000 in salary and bonus during 2001. Mr. Chiste, the Chief Executive Officer of Comverge, joined the Company in September 2001. His annual salary is $250,000.

                                            SUMMARY COMPENSATION TABLE
                                                                        Long Term                  All Other
                                   Annual Compensation             Compensation Awards          Compensation ($)
                                  --------------------      ---------------------------------   ----------------
                                                                                 Securities
Name and                                                    Restricted Stock     Underlying
Principal Position       Year     Salary ($) Bonus ($)         Awards ($)        Options (#)
------------------       ----     ---------- ---------      ----------------     -----------
George Morgenstern       1999      434,700         --              --                (1)             195,300
Chief Executive Officer  2000      446,600    550,000              --                --              193,900
                         2001      460,341    150,000              --                --              187,721(2)

Yacov Kaufman            1999      127,200         --              --                (1)              22,000
Chief Financial Officer  2000      150,000     32,000              --                --               27,400
                         2001      158,403     50,000              --                --               48,400(3)

Shlomie Morgenstern      1999      131,400         --              --                --                   --
Vice President           1000      160,000    100,000              --                --                   --
                         2001      193,500         --              --                (1)                  --

Frank Magnotti           1999      158,000         --              --                --                   --
President, Comverge      2000      175,400         --              --                --                   --
Technologies, Inc.       2001      185,640         --              --                --                   --

-------------
(1) In 1999, each of Mr. George Morgenstern and Mr. Kaufman was awarded options to purchase shares which after the combination of the Company's Comverge and Powercom subsidiaries represented 0.5% of the outstanding stock of Comverge, each at an aggregate exercise price of $9,925. Mr. Morgenstern has served as Chairman of Comverge since October 1997, and Mr. Kaufman also served as CFO of Comverge from October 1997 until October 2001. In 2001, Mr. Shlomie Morgenstern was awarded options to purchase shares of Comverge representing 0.5% of the outstanding stock of Comverge, at an aggregate exercise price of $35,340. Mr. Shlomie Morgenstern has served as a director of Comverge since June 1999.

(2) Consists of (i) $115,101 in contributions to a non-qualified retirement fund, (ii) $16,780 in life insurance premiums, (iii) $42,940 paid for accrued vacation, (iv) $4,000 in director's fees and (v) $8,900 with respect to the imputed value of automobile fringe benefits.


(3) Represents primarily contributions to severance and pension funds. These contributions are made on substantially the same basis as those made on behalf of all Israeli employees.

     The following tables summarize (i) the options granted in 2001 to the executive officers named in the Summary Compensation Table above, (ii) the potential value of these options at the end of the option term assuming certain levels of appreciation of our common stock, (iii) the number of shares acquired by such named executive officers upon the exercise of options in 2001 and the value realized thereon, and (iv) the number and value of all options held by such executive officers at the end of 2001.

                                                    OPTION/SAR GRANTS IN 2001

                                                                                       Potential Realizable Value at Assumed Annual
                                                                                            Rates of Stock Price Appreciation
                                                  Individual Grants(1)                                for Option Terms(2)
                              ----------------------------------------------------    --------------------------------------------
                                                        % of Total
                               Number of                 Options
                              Securities                Granted to
                              Underlying               Employees in                    Exercise or
                                Options                Fiscal Year      Base Price     Expiration
Name                          Granted (#)                   (%)         ($/Share)         Date           5% ($)         10% ($)
----                          -----------                   ---         ---------         ----           ------         -------
Yacov Kaufman                   40,000                      9%            $4.80         12/31/06         61,725         139,121
George Morgenstern              50,000                     12%            $4.80         12/31/06         76,518         172,291
Shlomie Morgenstern             27,500                      7%            $4.80         12/31/06         42,659          96,209
Yacov Kaufman                   15,000                      4%            $5.44         12/31/06         22,762          50,365
Robert Chiste                   75,000                     18%            $5.95         12/31/06        132,783         296,396
George Morgenstern             150,000(3)                  35%            $6.00          3/31/06        248,653         549,459

-------------
(1)  The Company did not grant any stock appreciation rights (SARs) in 2001.

(2) The dollar amounts under these columns are the result of calculations at the 5% and 10% compounded annual appreciation rates prescribed by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future price appreciation, if any, of our common stock.

(3) These options represent extensions of options previously granted and scheduled to expire on March 31, 2001. Such options were extended under their original terms.

                       AGGREGATED OPTION EXERCISES IN 2001
                     AND FISCAL YEAR END STOCK OPTION VALUES

                            Number of
                             Shares
                            Acquired
                              Upon         Value      Number of Securities Underlying
                            Exercise      Realized           Unexercised Options               Value of Unexercised
           Name              __(#)__     ___($)___            at Year End (#)             In-the-Money Options ($) (1)
           ----                ---          ---       -------------------------------     ----------------------------
                                                      Exercisable       Unexercisable     Exercisable    Unexercisable

George Morgenstern              --           --           213,916           283,334              817           1,633
Yacov Kaufman                   --           --           164,334            40,666          235,798           1,307
Robert Chiste                   --           --            25,000            50,000               --              --
Shlomie Morgenstern             --           --            45,000            25,000           48,823          15,307

-------------
(1) Based on the closing price for our common stock on December 31, 2001, of $4.849.

COMPENSATION OF DIRECTORS

     Each of our directors is generally paid $1,000 for each Board and $500 for each committee meeting which such director attends (except if a committee meeting is held on the same day as a Board meeting) and is reimbursed for associated out-of-pocket expenses. Dr. Schiff is paid $24,000 per annum for his service as Chairman of the Audit Committee and Compensation Committee, plus additional amounts in the event of special committee assignments, and was paid a total of $28,000 in 2001 in connection with his service on the Board of Directors and Board committees. Dr. Kuhn was paid an additional $50,000 in 2001 in connection with his service as Vice Chairman of the Company. Dr. Malley was paid a total of $17,500 in 2001 in connection with her service on the Board of Directors and Board committees. Mr. Eisenberger, who resigned from the Board in November 2001, was paid a total of $7,500 in 2001 in connection with his service on the Board of Directors.

     In addition to the directors' fees described above, at the last Annual Meeting of Stockholders each member of the Board of Directors who was not one of our employees (Mr. Krause, Ambassador Rabb, Dr. Malley and Dr. Schiff) was granted options to purchase 7,500 shares of our common stock at an exercise price of $6.89 per share (the fair market value of our common stock on such date). On July 31, 2001, Mr. Gutzmer was granted an option to purchase 7,500 shares at an exercise price of $5.95 (the fair market value of our common stock on such date) in connection with his appointment a director earlier that month. These options were granted pursuant to our 1994 Stock Option Plan for Outside Directors described below.

     Our 1994 Stock Option Plan for Outside Directors provides for awards of non-qualified options to our directors who are not one of our employees or employees of any of our affiliates and who meet certain other eligibility criteria. Pursuant to the plan, (i) upon first election or appointment to the Board of Directors, each newly elected eligible director is granted an option to purchase 7,500 shares of common stock and (ii) immediately following each Annual Meeting of Stockholders, each eligible director will generally be granted an option to purchase 7,500 shares of common stock. Options granted under the plan have an exercise price per share equal to the fair market value of our common stock on the date of issuance and are exercisable beginning on the first anniversary of the date of the grant until the earliest of (i) ten years from the date of grant and (ii) one year from the date on which an optionee ceases to be a director. The maximum number of shares of common stock in respect of which awards may be granted under the plan is 400,000, of which 227,500 non-expired options have been granted to date.

     In addition to serving as a director until his resignation in November 2001, Mr. Eisenberger also serves as an employee of our Comverge subsidiary and was paid $110,294 during 2001 in connection with such employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The mandate of the Compensation Committee of our Board of Directors encompasses all matters related to compensation, including determination of stock option and other stock-based compensation and review and approval of employment terms and compensation of executive officers. Certain matters related to the compensation of the Chief Executive Officer are also considered by the full Board of Directors.

     The following persons served both as members of the Board of Directors and as one of our officers or employees in 2001: George Morgenstern (Chairman of the Board, President and Chief Executive Officer), Dr. Kuhn (Vice Chairman of the Board), Mr. Krause (Secretary) and Mr. Eisenberger, who is employed by the Company's Comverge subsidiary and resigned from the Board in November 2001. During 2001, no member of the Board of Directors who was also one of our officers participated in any deliberations of the Board of Directors or any committee thereof relating to his own compensation or to the compensation of any person to whom he is related. Except as described above, each member of the Board of Directors participated in 2001 in deliberations of the Board of Directors concerning executive officer compensation. During 2001, Dr. Malley and Mr. Krause engaged in transactions with us in which they were deemed to have an interest. For further information, see "Certain Relationships and Related Transactions" below.

EMPLOYMENT ARRANGEMENTS

     George Morgenstern serves as our Chairman of the Board, President and Chief Executive Officer pursuant to an employment agreement that commenced on January 1, 1997 and was amended in March 2002 to extend through December 31, 2003 (the "Employment Agreement"). The Employment Agreement provides for a base salary of $420,000 per annum (currently $446,500 due to cost of living adjustments), subject to annual review by the Board and an annual cost of living adjustment, plus contributions to a nonqualified retirement fund equal to 25% of his base salary. Mr. Morgenstern's compensation pursuant to the Employment Agreement also includes the use of two company automobiles, premium payments on a life insurance policy owned by Mr. Morgenstern and other fringe benefits.

     Pursuant to the Employment Agreement, Mr. Morgenstern may at any time prior to December 31, 2003, elect to terminate his employment with us and thereafter to continue to serve us as a consultant for a period (the "Consulting Period") ending on December 31 of the seventh year following the year in which he first commences to serve as a consultant. During the Consulting Period, Mr. Morgenstern would be entitled to receive an annual consulting fee plus contributions to a nonqualified retirement fund and fringe benefits on the same basis as during the term of his employment as described above. Mr. Morgenstern's annual consulting fee during the Consulting Period would be equal to 50% of his annual salary in effect immediately prior to the Consulting Period through the end of the fourth full calendar year of the Consulting Period, and 25% of such annual salary for the remainder of the Consulting Period (subject in all cases to an annual cost of living adjustment). However, if Mr. Morgenstern elects to become a consultant following a breach by us of our obligations under the Employment Agreement or following a change in control of the Company (as defined in the Employment Agreement), Mr. Morgenstern would be entitled to receive his full annual salary until December 31, 2002, and thereafter to receive an annual consulting fee as described above for the balance of the Consulting Period. We are obligated under the Employment Agreement to fund at the beginning of the Consulting Period all amounts to become payable to Mr. Morgenstern for consulting services and to fund upon his death all amounts payable to his estate. During the term of the Employment Agreement (including any

Consulting Period), Mr. Morgenstern may not engage in a business that is in substantial and direct competition with our business or the business of any of our subsidiaries.

     In addition to the compensation provided for Employment Agreement, in January 2000, the Board approved, among other things, a bonus of $150,000 if Mr. Morgenstern remained employed full-time as our President and Chief Executive Officer through December 31, 2001.

     Yacov Kaufman serves as our Vice President and Chief Financial Officer and also holds such positions for DSIT pursuant to an employment agreement entered into with us on January 1, 1999. Although the employment agreement with Mr.
Kaufman expired by its terms on December 31, 2000 and has not been formally renewed, we continue to employ Mr. Kaufman, and Mr. Kaufman continues to serve as our and DSIT's Vice President and Chief Financial Officer, pursuant to the terms of such employment agreement.

     In addition to the compensation provided for by Mr. Kaufman's employment agreement, in November 2001, the Board approved a $50,000 bonus and the grant to Mr. Kaufman of options to purchase 15,000 shares of our common stock (at an exercise price equal to the fair market value on the date of grant) in connection with his efforts in the acquisition by our Israeli subsidiary, DSIT, of Endan IT Solutions Ltd. The payment of the bonus and the grant of the options were both contingent upon the closing of the Endan acquisition, which occurred on December 13, 2001.

     Mr. Kaufman also has severance arrangements under his employment agreement under certain circumstances. If Mr. Kaufman's employment agreement is terminated by us or by him for reasons other than for cause, we must pay him (i) an amount equal to 150% of his last month's salary multiplied by the number of years (including partial years) that Mr. Kaufman worked for us, plus (ii) an amount equal to five times his last month's salary or two times such salary if Mr. Kaufman terminates his employment agreement other than after a change in control or a breach by us of his employment agreement. Our severance obligation would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to Mr. Kaufman's employment agreement. As of December 31, 2001, the unfunded portion of such severance obligation was $64,000.

     Robert Chiste serves as Vice Chairman of the Board and Chief Executive Officer of Comverge pursuant to an employment agreement that commenced on September 1, 2001. Mr. Chiste's employment agreement provides for a base salary of $250,000 per annum, plus an annual bonus up to 75% of his base salary upon Mr. Chiste's achieving performance objectives established each year by the Board of Directors of Comverge. Under his employment agreement, Mr. Chiste is also entitled to a one-time bonus of $250,000 if Comverge completes an initial public offering with gross proceeds of at least $10 million or there is a change of control in which Comverge receives either $20 million in cash or $25 million in publicly traded securities. Mr. Chiste's employment agreement also provides for the reimbursement, until September 1, 2002, of up to $3,500 per month for Mr. Chiste's auto, living and personal travel expenses.

     In connection with the signing of his employment agreement, Mr. Chiste received an option to purchase 6% of the outstanding shares of Comverge common stock (on a fully diluted basis) at an exercise price of $1.20 per share. The exercise price was determined based upon a valuation of Comverge as of July 31, 2001, performed by an independent appraiser. Mr. Chiste's Comverge option will be adjusted for issuances of common stock until Comverge's paid in capital is at least $15 million. Mr. Chiste also received a stock option under our 1994 Stock Incentive Plan to purchase 75,000 shares of our common stock at an exercise price of $5.95.

     In addition to the options, pursuant to his employment agreement, Mr. Chiste purchased 50,000 shares of our common stock at a price of $5.95 per share. Mr. Chiste paid for the common stock by assigning and endorsing to us a 6% subordinated note, due April 15, 2010, in the principal amount of $297,500 of Philip Services Corp. (NasdaqNM: PSCD). The subordinated note is due April 15, 2010; is assignable; pays interest semi-annually; and is subject to a sinking fund for the mandatory redemption of the subordinated note by no more than four annual payments, beginning in April 15, 2006.


     Mr. Chiste will receive retirement payments from Comverge if, after his 60th birthday, his employment agreement is terminated without cause or because of Mr. Chiste's death or disability. Mr. Chiste will not receive any retirement payment if his employment is terminated prior to his 60th birthday. Mr. Chiste's retirement payments will be made over seven years commencing on the date of termination. During the first four years, Mr. Chiste's retirement payments will be equal to 50% of his base salary in effect at the time of his termination, and during the last three years the retirement payments will be equal to 25% of the base salary.

     Mr. Chiste may in certain circumstances receive severance payments from Comverge. Under his employment agreement, if Mr. Chiste's employment is terminated without cause, Comverge would have to pay Mr. Chiste one year of base salary, or if there has been an IPO for Comverge, three years of base salary plus up to 15% of any excess parachute payment, plus, if such termination is before December 31, 2002, his base salary through December 31. Mr. Chiste will not be entitled to any severance payments under his employment agreement if he voluntarily terminates his employment.

     The stock option agreements with the Company's executive officers generally provide for accelerated vesting in the event we have a change in control.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and the notes thereto set forth information, as of April 22, 2002 (except as otherwise set forth herein), concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of Common Stock by (i) each director of the Company, (ii) each of the executive officers of the Company named in the Summary Compensation Table under "Executive and Director Compensation," (iii) all executive officers and directors of the Company as a group and (iv) each holder of 5% or more of the Company's outstanding shares of Common Stock.

                                        Number of Shares of        Percentage of
Name and Address of                        Common Stock            Common Stock
Beneficial Owner(1)(2)                 Beneficially Owned(2)      Outstanding(2)
----------------------                 ---------------------      --------------
George Morgenstern                           758,104(3)                 9.7%
Howard Gutzmer                               774,105(4)                10.5%
5550 Oberlin Drive
San Diego, CA 92121
Dimensional Fund Advisors Inc.               523,000(5)                 7.1%
1299 Ocean Avenue
Santa Monica, CA90401
Robert L. Kuhn                               297,526(6)                 4.0%
Sheldon Krause                                58,500(7)                   *
Susan L. Malley                               23,200(8)                   *
Hon. Maxwell M. Rabb                          51,500(9)                   *
Allen I. Schiff                               50,200(10)                  *
Shlomie Morgenstern                           45,000(11)                  *
Yacov Kaufman                                164,334(11)                2.2%
Robert M. Chiste                              75,000(12)                1.0
Frank Magnotti                                    --                     --
All executive officers and directors
of the Company as a group
(11 people)                                2,297,469                   27.4%
* Less than 1%

(1)  Unless otherwise indicated, business address is in care of the Company.

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. Percentage information is based on the number of Shares outstanding as of April 22, 2002.

(3) Consists of (i) 260,854 shares held by Mr. Morgenstern, including 20,000 shares received by Mr. Morgenstern pursuant to a restricted stock grant which are not yet fully vested, and (ii) 497,250 currently exercisable options held by Mr. Morgenstern.

(4)  As of December  April 22, 2002,  based on information in Amendment No. 1 to
     Schedule 13G filed on December 21, 2001, and Form 4's filed by Mr. Gutzmer. Consists of 225,914 shares owned by Mr. Gutzmer (including shares held in his IRA); 426,015 shares owned by the Gutzmer Family Trust, of which Mr. Gutzmer is a co-trustee; 48,950 shares held in an IRA of Dorene Gutzmer, Mr. Gutzmer's wife; 50,126 shares owned by Unlimited Systems Corp., of which Mr. Gutzmer is an executive officer, director and principal shareholder; and 23,100 shares owned by Gutzmer Enterprises Ltd., a California limited partnership, the general partner of which is KNX Management Inc., a California corporation, of which Mr. Gutzmer is the sole shareholder, officer and director.

(5)  As of  December  31,  2001,  based on  information  in  Amendment  No. 1 to
     Schedule 13G filed on February 12, 2002.

(6) Consists of 192,656 shares and 105,000 currently exercisable options held by Dr. Kuhn.

(7) Consists of 1,000 shares and 57,500 currently exercisable options held by Mr. Krause.

(8) Consists of 700 shares and 22,500 currently exercisable options held by Dr. Malley.

(9) Consists of 1,500 shares and 50,000 currently exercisable options held by Ambassador Rabb.

(10) Consists of 200 shares and 50,000 currently exercisable options held by Dr. Schiff.

(11) Consists of currently exercisable options.

(12) Consists of 50,000 shares and 25,000 currently exercisable options held by Mr. Chiste.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2001, we paid approximately $530,000 for legal services rendered and reimbursement of out-of-pocket expenses to Ehrenreich Eilenberg & Krause LLP, a law firm in which Sheldon Krause, one of our directors and our Secretary, is a member. Such fees related to services rendered by Mr. Krause and other members and employees of his firm, as well as certain special and local counsel retained and supervised by his firm who performed services on our behalf. Mr. Krause is the son-in-law of George Morgenstern, our Chairman, President and Chief Executive Officer.

     As reported on the Summary Compensation Table above, Shlomie Morgenstern, the son of George Morgenstern, our Chairman, President and Chief Executive Officer, received compensation during 2001 in connection with his position as Vice President--Operations.

     In March 2001, we retained Malley Associates Capital Management, an asset management firm that is controlled by Susan L. Malley, one of our directors, to provide discretionary asset management services to us with respect to $2 million of our funds. Investments may include fixed income government and corporate securities, money market mutual funds, short-term money market instruments and equity securities. Malley Associates has complete discretion and authority to invest our funds in these accounts without prior consultation with us. Investments to date have been limited to debt securities and commercial paper. The agreement provides for a management fee of 1% per annum of the amount under management. Through December 31, 2001, we have paid fees to Malley Associates of approximately $13,400.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on April 29, 2002.


                                 DATA SYSTEMS & SOFTWARE INC.

                                 By: /s/ Sheldon Krause
                                     -------------------------------------------
                                 Sheldon Krause, Secretary