Form 10-Q
period 2002-03-31
DATA SYSTEMS & SOFTWARE INC
filed 2002-05-15
CIK 880984

-*
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 COMMISSION FILE NUMBER 0-19771






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

          |X| Yes                                               |_| No

     Number of shares outstanding of the registrant's common stock, as of May 15, 2002: 7,353,163

================================================================================

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements


         Consolidated Balance Sheets
           as of December 31, 2001 and March 31, 2002 .......................  1

         Consolidated Statements of Operations
           for the three month periods ended March 31, 2001 and 2002 ........  2

         Consolidated Statement of Changes in Shareholders' Equity
           for the three month period ended  March 31, 2002 .................  3

         Consolidated Statements of Cash Flows
           for the three month periods ended March 31, 2001 and 2002 ........  4

         Notes to Consolidated Financial Statements .........................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ........................................  9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................... 12

SIGNATURES .................................................................. 13



Certain statements contained in this report are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as "we expect", "we anticipate", "we believe", "we estimate" and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Many of these factors are described in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                           AS OF        AS OF
                                                        DECEMBER 31,   MARCH 31,
                          ASSETS                            2001         2002
                                                          --------     --------
                                                                     (unaudited)
Current assets:
     Cash and cash equivalents .........................  $  4,025     $  3,716
     Short-term interest bearing bank deposits
       and debt securities .............................     1,828        1,836
     Restricted cash ...................................       317        6,325
     Trade accounts receivable, net ....................    10,197       10,199
     Inventory .........................................       658          902
     Other current assets ..............................     1,858          886
                                                          --------     --------
         Total current assets ..........................    18,883       23,864
Investments ............................................        90           90
Property and equipment, net ............................     2,296        2,180
Goodwill, net of accumulated amortization of $2,677
  at December 31, 2001 .................................     7,737        7,689
Other intangible assets, net ...........................       909          826
Long-term deposits .....................................     6,000           --
Other assets ...........................................       676          607
Prepaid employee termination benefits ..................     2,653        2,655
                                                          --------     --------
         Total assets ..................................  $ 39,244     $ 37,911
                                                          ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current maturities
       of long-term debt ...............................  $  2,499     $  7,393
     Trade accounts payable ............................     4,010        5,312
     Accrued payroll, payroll taxes and
       social benefits .................................     2,193        2,298
     Other current liabilities .........................     3,372        3,167
                                                          --------     --------
         Total current liabilities .....................    12,074       18,170
                                                          --------     --------
Long-term liabilities:
     Long-term debt ....................................     6,182          709
     Other liabilities .................................       285          225
     Liability for employee termination benefits .......     3,811        3,751
                                                          --------     --------
         Total long-term liabilities ...................    10,278        4,685
                                                          --------     --------
Minority interests .....................................     2,530        2,494
                                                          --------     --------
Shareholders' equity:
     Common stock - $.01 par value per share:
       Authorized - 20,000,000 shares;
         Issued - 8,161,867 shares at
         December 31, 2001 and March 31, 2002 ..........        82           82
     Additional paid-in capital ........................    36,981       36,981
     Warrants ..........................................       114          114
     Deferred compensation .............................       (14)         (12)
     Accumulated deficit ...............................   (18,643)     (20,445)
     Treasury stock, at cost - 808,704 shares
       at December 31, 2001 and
       March 31, 2002 ..................................    (3,860)      (3,860)
       Stockholder's note ..............................      (298)        (298)
                                                          --------     --------
         Total shareholders' equity ....................    14,362       12,562
                                                          --------     --------
         Total liabilities and shareholders' equity ....  $ 39,244     $ 37,911
                                                          ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)


                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                          ---------------------
                                                            2001         2002
                                                          --------     --------
Sales:
     Products ..........................................  $  9,253     $  8,701
     Services ..........................................     3,976        4,107
                                                          --------     --------
                                                            13,229       12,808
                                                          --------     --------
Cost of sales:
     Products ..........................................     7,521        6,821
     Services ..........................................     3,016        3,009
                                                          --------     --------
                                                            10,537        9,830
                                                          --------     --------
     Gross profit ......................................     2,692        2,978

Research and development expenses ......................       482          460
Selling, general and administrative expenses ...........     4,184        4,300
                                                          --------     --------
     Operating loss ....................................    (1,974)      (1,782)
Interest income ........................................       384           93
Interest expense .......................................      (189)         (94)
Other income (loss), net ...............................       (61)          27
Minority interests .....................................        --           (4)
                                                          --------     --------
     Loss before provision for income taxes ............    (1,840)      (1,760)
Provision for income taxes .............................        27           42
                                                          --------     --------
     Net loss ..........................................  $ (1,867)    $ (1,802)
                                                          ========     ========

Basic and diluted loss per share:
     Net loss per share ................................  $  (0.27)    $  (0.25)
                                                          ========     ========
       Weighted average number of shares
         outstanding - basic and diluted ...............     6,964        7,353
                                                          ========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
                                 (in thousands)

                                          Additional
                        Number   Common     Paid-In    Deferred                 Treasury  Stockholder's   Accumulated
                      of Shares   Stock     Capital  Compensation   Warrants     Stock        Note          Deficit          Total
                      ---------   -----     -------  ------------   --------    -------   -------------   -----------      --------
Balances as of
  December 31, 2001     8,162    $  82      $36,981    $  (14)      $  114      $(3,860)      $(298)        $(18,643)      $ 14,362

Amortization of
 deferred
 compensation              --       --           --         2           --           --          --               --              2


Net loss                   --       --           --        --           --           --          --           (1,802)        (1,802)
                        -----    -----      -------    ------       ------      -------       -----         --------       --------

Balances as of
  March 31, 2002        8,162    $  82      $36,981    $  (12)      $  114      $(3,860)      $(298)        $(20,445)      $ 12,562
                        =====    =====      =======    ======       ======      =======       =====         ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (dollars in thousands)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               ----------------
                                                                2001      2002
                                                               ------    ------
Cash flows used in operating activities:
  Net loss .................................................. $(1,867)  $(1,802)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization .........................     353       344
        Allowance for doubtful accounts .....................      --       (70)
        Amortization of deferred compensation ...............      --         2
        Minority interest ...................................      --         4
        Write-off of minority interest balance ..............      --       (40)
        Unrealized loss on debt securities ..................      --        39
      Increase (decrease) in liability for employee
        termination benefits ................................     287       (60)
      Exchange adjustment on long-term debt .................      --       (15)
      Loss on disposition of property and equipment .........      10        13
      Receipt of investments for services rendered ..........     (50)       --
      Change in operating assets and liabilities:
        Decrease (increase) in accounts receivable
          and other current assets ..........................    (817)    1,040
        Decrease (increase) in inventory ....................     133      (244)
        Decrease (increase) in other assets .................     (75)       86
        Increase in accounts payable and
          other liabilities .................................     763     1,125
                                                               ------    ------
      Net cash provided by (used in) operating activities ...  (1,263)      422
                                                               ------    ------
Cash flows provided by (used in) investing activities:
  Short-term bank deposits, net .............................     (96)       --
  Restricted cash ...........................................     (11)       (8)
  Proceeds and maturity of debt securities ..................      --       206
  Investment in debt securities .............................  (1,151)     (253)
  Acquisitions of property and equipment ....................    (196)     (110)
  Funding of termination benefits ...........................     (20)       (2)
  Acquisition of intangible assets ..........................      (4)       --
                                                               ------    ------
    Net cash used in investing activities ...................  (1,478)     (167)
                                                               ------    ------
Cash flows provided by (used in)
 financing activities:
  Short-term debt, net ......................................    (295)   (1,187)
  Borrowings of long-term debt ..............................      --       646
  Repayments of long-term debt ..............................      (3)      (23)
  Proceeds from stock options exercises .....................      16        --
  Purchase of treasury stock ................................    (809)       --
                                                               ------    ------
    Net cash used in financing activities ...................  (1,091)     (564)
                                                               ------    ------
Net decrease in cash and cash equivalents ...................  (3,832)     (309)
Cash and cash equivalents at beginning of period ............  10,877     4,025
                                                               ------    ------
Cash and cash equivalents at end of period ..................  $7,045    $3,716
                                                               ======    ======
Supplemental cash flow information:
  Cash paid during the period for:
    Interest ................................................  $  127    $   80
                                                               ======    ======
    Income taxes ............................................  $   32    $   43
                                                               ======    ======

Non-cash investing and financing activities:
  Adjustment of goodwill and intangible assets ..............            $   48
                                                                         ======
  Increase in deferred tax liability associated
    with adjustment of intangible assets ....................            $   17
                                                                         ======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                             (dollars in thousands)


NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Data Systems & Software Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the Company's prior period's consolidated financial statements to conform with the current period's consolidated financial statement presentation.

NOTE 2: FINANCING OF OPERATIONS

     The recent acquisition of Endan and improved operating results at dsIT has resulted in significant improvement in dsIT's working capital and cash flows. The Company expects that dsIT has sufficient liquidity to finance its activities from cash flow from its own operations. Due to Israeli tax and company law constraints as well as the significant minority interest in dsIT, the Company does not expect to be able to utilize cash generated from dsIT operations to finance US operating or corporate activities in the foreseeable future.

     As of April 30, 2002 the Company had an aggregate of $3,900 in cash, cash equivalents and short term debt securities. The Company believes that these funds and expected net cash flow from operations will be adequate to fund its US operating and corporate activities for at least the next 12 months. This improved outlook as compared to the Company's expectations in its Form 10-K for 2001 reflects the following trends:

     o Improved operating cash flow at Comverge during the first quarter of 2002, a trend which the Company expects will continue through the year. The Company expects that Comverge's net negative cash flow for the remainder of the second quarter and the third quarter will not exceed $1 million and that Comverge will be cash flow neutral by the last quarter of 2002. This reflects expected increased sales from contracts in hand and new business currently being negotiated, as well as expected improvements in margins due to planned reductions in its cost structure which the Company plans on implementing in the second quarter.

     o The Company expects its domestic operations other than Comverge (i.e. the computer hardware sales segment and the US operations of the software consulting and development segment) to operate at or better than cash flow neutral by the end of the second quarter of 2002.

     o The Company's corporate expenses have been declining over the recent quarters and management is taking steps to even further reduce these costs.

     Over the longer term, Comverge is currently seeking to establish independent outside funding to finance its activities. As planned, such financing would allow the Company to utilize the $6.0 million restricted deposit, currently pledged to guarantee the Comverge bank loan, to finance its other US activities over the longer term. The Company may also pursue alternative asset-based financing to provide additional liquidity for its US operating and corporate activities. However, there are no assurances that the Company or Comverge will be able to raise capital or secure alternative financing or raise amounts sufficient to meet the longer term needs of the business.

NOTE 3: NEWLY ADOPTED ACCOUNTING PRINCIPLES

     The Company adopted the remaining provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and all of the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. Upon adoption of SFAS No. 142, the Company evaluated its existing intangible assets and goodwill that were acquired in purchase business combinations, so as to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company reassessed the useful lives and residual values of all intangible assets acquired, in order to make any necessary amortization period adjustments. If an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss is measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle. In connection with the adoption of SFAS No. 142, the Company evaluated its intangible assets and determined that it has no indefinite useful life intangibles. The Company has also evaluated the remaining useful lives of its intangible assets that will continue to be amortized and determined that no revision to the useful lives will be required.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                             (dollars in thousands)

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months until June 30, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of 2002. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of January 1, 2002. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations as of January 1, 2002. The Company expects to complete its initial impairment review of goodwill by the end of the second quarter of 2002. Because of the extensive effort needed to comply with adopting SFAS No. 142 it is not practicable to reasonably estimate whether any transitional impairment losses associated with the Company's goodwill will be required to be recognized.

     The Company ceased amortization of goodwill acquired in purchase business combinations completed prior to July 1, 2001. Pro forma net loss, and pro forma basic and diluted loss per share for the quarter ended March 31, 2001, adjusted to exclude amounts no longer amortized are as follows:

                                                             Three months ended
                                                               March 31, 2001
                                                             ------------------
     Net loss as reported                                          $(1,867)
        Add back: Goodwill amortization                                127
                                                                 ---------
        Pro forma net loss                                         $(1,740)
                                                                 =========

     Basic and diluted loss per share:
        As reported                                                 $(0.27)
        Goodwill amortization                                         0.02
                                                                 ---------
        Pro forma                                                   $(0.25)
                                                                 =========

     Amortization of intangible assets for the three months ended March 31, 2002 was $131,000. Amortization expense for each of the next five years and thereafter is estimated as follows:

     Year ending
     December 31,
     ------------
        2002                                                          $447
        2003                                                           216
        2004                                                           181
        2005                                                            36
        2006                                                            36
        Thereafter                                                      41
                                                                      ----
                                                                      $957
                                                                      ====

     Other intangible assets consists of:
                                                                As of March 31,
                                                                      2002
                                                                ---------------
     License, net of accumulated amortization of $486             $     81
     Patents, net of accumulated amortization of $61                   218
     Software licenses, net of accumulated amortization of $45         455
     Backlog, net of accumulated amortization of $48                    72
                                                                  --------
                                                                  $    826
                                                                  ========

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                             (dollars in thousands)


     Effective January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively to newly initiated disposal activities and, therefore, will depend on future actions initiated by management.

NOTE 4: INVENTORY

     Inventory consists of the following:                As of          As of
                                                      December 31,     March 31,
                                                          2001           2002
                                                          ----           ----

     Raw materials, spare parts and supplies              $409           $784
     Finished goods and merchandise                        249            118
                                                           ---            ---

                                                          $658           $902
                                                          ====           ====

NOTE 5: ACQUISITIONS

     In December 2001, a subsidiary of the Company acquired 100% of the shares of Endan IT Solutions Ltd. in a transaction accounted for as a purchase business combination and partial sale of a subsidiary. The aggregate purchase price for Endan was $5,788. The results of operations and cash flows of Endan have been included in our financial statements beginning January 1, 2002. For further information, refer to the notes to the consolidated financial statements for the year ended December 31, 2001, included in our annual report on Form 10-K. At December 31, 2001, the Company was in the process of obtaining third-party valuations of certain intangible assets and evaluating the outcome of the litigation discussed in Note 15 (e) to our December 31, 2001 consolidated statements; thus, the allocation of the purchase price was preliminary and subject to refinement. Upon receipt of third-party valuation information, it was determined that the fair value of software licenses acquired (five-year useful life) initially recorded at $500 at December 31, 2001 was $428 and that the fair value of backlog acquired (one-year useful life) not initially recorded was $120. The acquired goodwill resulting from the acquisition was reduced by $48 as a result of these valuations and related deferred taxes were adjusted. The entire goodwill acquired was assigned to the software consulting and development segment. The Company continues to evaluate the status of the aforementioned litigation. While the Company does not expect an adverse ruling, any amounts awarded or paid will result in an increase or decrease in goodwill.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                             (dollars in thousands)


NOTE 6: SEGMENT INFORMATION

                                                SOFTWARE
                                               CONSULTING      ENERGY
                                                   AND       INTELLIGENCE  COMPUTER
                                               DEVELOPMENT    SOLUTIONS    HARDWARE       OTHER(*)    TOTAL
                                               -----------   ------------  --------       --------    -----
Three months ended March 31, 2002:
   Revenues from external customers              $3,835        $4,654       $4,256          $63      $12,808
   Intersegment revenues                             19           271           17            -          307
   Segment gross profit                             789         1,440          714           35        2,978
   Segment income (loss)                           (174)         (851)         (26)          20       (1,031)

Three months ended March 31, 2001:
   Revenues from external customers              $3,780        $3,389       $6,014          $46      $13,229
   Intersegment revenues                              3           314           25            -          342
   Segment gross profit                             736         1,000          931           25        2,692
   Segment income (loss)                           (378)       (1,122)         257           (8)      (1,251)

----------
(*) Represents the operations of a VAR software operation in Israel that did not meet the quantitative thresholds of SFAS No. 131.


RECONCILIATION OF SEGMENT INCOME (LOSS) TO CONSOLIDATED NET LOSS

                                                          Three months ended
                                                                March 31,
                                                        ------------------------
                                                          2001            2002
                                                        -------         -------

Total loss for reportable segments                      $(1,243)        $(1,051)
Other operational segment income (loss)                      (8)             20
                                                        -------         -------
Total operating loss                                     (1,251)         (1,031)
Net loss of corporate headquarters                         (616)           (771)
                                                        -------         -------
Total consolidated net loss                             $(1,867)        $(1,802)
                                                        =======         =======

                          DATA SYSTEMS & SOFTWARE INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND TREND INFORMATION

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed below under "Factors That May Influence Future Results" and in "Item 1. Description of Business - Factors That May Influence Future Results" in our Annual Report on Form 10-K for the year ended December 31, 2001, (the "2001 10-K").

     During the periods included in this report, we operated in three reportable segments: software consulting and development, energy intelligence solutions, and computer hardware. The following analysis should be read together with the segment information provided in Note 6 to the interim unaudited consolidated financial statements included in this quarterly report, which information is hereby incorporated by reference into this Item 2.

     SOFTWARE CONSULTING AND DEVELOPMENT

     The acquisition of Endan in December 2001, resulted in increased sales and reduced losses in our software consulting and development segment in the first quarter of 2002, improving on the immediately preceding quarter and the same quarter in 2001. This was achieved by expanding our revenue base with little incremental overhead, utilizing economies of scale. While reducing costs was our subsidiary dsIT's main focus during this quarter, in the coming quarters it will be increasing its marketing efforts to further expand its revenue base. The recent turmoil in Israel has not had a material affect on our business there, although it has had a negative affect on the Israeli economy. Should the unrest continue, it is unclear how our business there will be affected.

     ENERGY INTELLIGENCE SOLUTIONS

     In the first quarter of 2002, the steps taken in 2001 to establish Comverge as an independent entity, including the assembly of a strong, new management team, began showing results. Revenues increased and losses were reduced during this quarter as compared to the immediately preceding quarter and the first quarter of 2001. The increase in sales, in the first quarter of 2002, was primarily related to two new pilot projects for MaingateTM and SuperStatsTM products and a significant increase in MaingateTM shipments to Gulf Power.

     We expect to maintain this higher level of sales and continue to improve our operating results. This is due in part to new business, including our recently announced $3.2 million contract for an integrated deployment of our Maingate(TM) wireless web gateway system, combined with the sale of our PowerCAMP(TM) End-to-End Energy Intelligence(TM) software solution for PPL Electric Utilities (PPL).

     Operating cash flow at Comverge continues to improve. We now expect Comverge to be cash flow neutral by the last quarter of this year. The improved outlook is due to expected increased sales from contracts in hand and new business currently being negotiated, as well as expected improvements in margins due to planned reductions in direct costs. We are continuing our efforts to obtain outside financing for Comverge and are in discussions with a number of potential investors who have shown serious interest.

     COMPUTER HARDWARE

     Although Databit's sales were down in the first quarter of 2002 compared to the first quarter of 2001, they increased over last quarter's sales and we expect this improvement to continue. Databit's customer mix continues to improve, which allowed us to improve gross profit margin to almost 17% in the first quarter of 2002 as compared just under 16% last quarter and the first quarter of 2001. We cannot be sure how long this improved gross profit margin will continue.

RESULTS OF OPERATIONS

     The following table sets forth certain information with respect to the results of operations of the Company for the three months ended March 31, 2001 and 2002, including the percentage of total revenues during each period attributable to selected components of operations statement data and for the period to period percentage changes in such components.

                                                               Three months ended March 31,                Change from
                                                   ------------------------------------------------------
                                                             2001                         2002             2001 to 2002
                                                   --------------------------   ------------------------- --------------
                                                     ($,000)     % of sales         ($,000)    % of sales    % of 2001
                                                   ------------ -------------   ------------ ------------ --------------
    Sales                                             $13,229          100%        $12,808        100%            (3)%
    Cost of sales                                      10,537           80           9,830         77             (7)
                                                   ------------ -------------   ------------ ------------
        Gross profit                                    2,692           20           2,978         23             11
    R&D expenses                                          482            3             460          4             (5)
    SG&A expenses                                       4,184           32           4,300         34              3
                                                   ------------ -------------   ------------ ------------
        Operating loss                                 (1,974)         (15)         (1,782)       (14)           (10)
    Interest income (expense), net                        195            1              (1)         0           (100)
    Other income (loss), net                              (61)           0              27          0            144
    Minority interest                                      --           --              (4)         0
                                                   ------------ -------------   ------------ ------------
        Loss before provision for income taxes         (1,840)         (14)         (1,760)       (14)            (4)
    Provision for income taxes                             27            0              42          0             56
                                                   ------------ -------------   ------------ ------------

        Net loss                                      $(1,867)         (14)%       $(1,802)       (14)%           (3)%
                                                   ============ =============   ============ ============

     SALES. Sales in the first quarter of 2002 were $12.8 million, a 31% increase over the immediately preceding quarter, ended December 31, 2001, although 3% below the level of the first quarter of 2001. The improvement over the immediately preceding quarter was in all segments, while the decrease compared to the first quarter of 2001 was primarily due to decreased sales in the computer hardware sales segment, which more than offset increases in the other segments. Sales in the software consulting and development segment were $3.8 million, a 51% increase over the immediately preceding quarter sales of $2.6 million and marginally better than the first quarter of 2001. The increase over sales in the immediately preceding quarter was primarily a result of the Endan acquisition and the revenues from its IT business. The Endan-related sales in the first quarter of 2002 more than offset the decrease in the segment's real-time system related sales since the first quarter of 2001. Sales also increased in the energy intelligence solutions segment to $4.7 million, or 37% better than sales of $3.4 million in both the immediately preceding quarter and the first quarter of 2001. This increase was primarily attributable to the aforementioned new pilot projects for our Maingate and SuperStat products and increased Maingate shipments to Gulf Power. In our computer hardware sales segment, sales were $4.3 million, a 12% increase over sales in the immediately preceding quarter of $3.8 million, while still 29% below the record high first quarter of 2001.

     GROSS PROFIT. Gross profit in the first quarter of 2002 was $3.0 million, increasing by $2.3 million, or 350%, from the immediately preceding quarter gross profit of $662,000, and $286,000, or 11%, as compared to the first quarter of 2001. Gross profit margin for this quarter was 23%, as compared to 7% and 20% in the immediately preceding quarter and the first quarter of 2001, respectively. This increase was primarily attributable to Comverge, where gross profit in the first quarter of 2002 was $1.4 million, or 31% of segment sales, as opposed to a gross loss in the immediately preceding quarter and 44% higher than gross profit in the first quarter of 2001. This increase was primarily attributable to the increase in sales and improved gross profit margin, due to economies of scale. In addition, Comverge completed a number of projects that had incurred losses in immediately preceding periods. Gross profit in the software consulting and development segment was $789,000, or 21% of segment sales, representing a 146% and 7% increase over gross profit of the immediately preceding quarter and first quarter of 2001, respectively. These increases were primarily due to the aforementioned Endan acquisition, which increased sales at higher profit margins. In addition, there was a decrease in compensation expense due to the slower hi-tech employment market, particularly in Israel. Gross profit in the computer hardware sales segment in the first quarter of 2002 was $714,000, or 17% of segment sales. This reflects a 21% increase over gross profits in the immediately preceding quarter, slowly recovering from the low performance of the last two quarters of 2001, while still 23% below the first quarter of 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). SG&A in the first quarter of 2002 was $4.3 million, similar to that of the immediately preceding quarter, while a 3% increase over SG&A in the first quarter of 2001. The increase over the first quarter of 2001 was primarily attributable to expenses related to the increased level of activity and the enhanced management and marketing team in the energy intelligence solutions segment, partially offset by the elimination of goodwill amortization in 2002.

     INTEREST INCOME. Interest income continued to decrease this quarter as a result of the decreasing funds invested, primarily as a result of our funding of Comverge's operations as well as the decrease in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002 we had working capital of approximately $5.8 million, including $5.6 million cash, cash equivalents and debt security investments. In addition we had a deposit of $6 million securing Comverge's bank debt of the same amount, which remains pledged to the bank. Net cash used during the first quarter of 2002 was $309,000. Net cash provided by operating activities during this period was $422,000 due primarily to a non-recurring increase in accounts payable of $1.1 million, most of which was paid down in April 2002. At April 30, 2002 which we had an aggregate of approximately $ 3.9 million in cash, cash equivalents and debt security investments.

     The recent acquisition of Endan and improved operating results at dsIT has resulted in significant improvement in dsIT's working capital and cash flows. We expect that dsIT has sufficient liquidity to finance its activities from cash flow from its own operations. Due to Israeli tax and company law constraints as well as the significant minority interest in dsIT, we do not expect to be able to utilize cash generated from dsIT operations to finance US operating or corporate activities in the foreseeable future.

     As of April 30, 2002 we had an aggregate of $3.9 million in cash, cash equivalents and short term debt securities. We believe that these funds and expected net cash flow from operations will be adequate to fund our US operating and corporate activities for at least the next 12 months. This improved outlook as compared to our expectations in our Form 10-K for 2001 reflects the following trends:

     o Improved operating cash flow at Comverge during the first quarter of 2002, a trend which we expect will continue through the year. We now expect that Comverge's net negative cash flow for the remainder of the second quarter and the third quarter will not exceed $1 million and that Comverge will be cash flow neutral by the last quarter of 2002. This reflects expected increased sales from contracts in hand and new business currently being negotiated, as well as expected improvements in margins due to planned reductions in its cost structure which we plan on implementing in the second quarter.

     o We expect our domestic operations other than Comverge (i.e. the computer hardware sales segment and the US operations of the software consulting and development segment) to operate at or better than cash flow neutral by the end of the second quarter of 2002.

     o Our corporate expenses have been declining over the recent quarters and management is taking steps to even further reduce these costs.

     Over the longer term, Comverge is currently seeking to establish independent outside funding to finance its activities. As planned, such financing would allow us to utilize the $6.0 million restricted deposit, currently pledged to guarantee the Comverge bank loan, to finance our other US activities over the longer term. We may also pursue alternative asset-based financing to provide additional liquidity for our US operating and corporate activities. However, there are no assurances that we or Comverge will be able to raise capital or secure alternative financing or raise amounts sufficient to meet the longer term needs of the business.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we are exposed to fluctuations in interest rates on the $6 million of debt incurred to finance our capital expenditures as well as short-term debt, currently $1.4 million to finance our operations in Israel. In addition, our monetary assets and liabilities (net liability of approximately $270,000) in Israel are exposed to fluctuations in exchange rates. We do not employ specific strategies such as the use of derivative instruments or hedging, to manage our interest rate or exchange rate exposures. In addition, we currently have $1.7 million invested in debt securities with maturities in excess of one year. These debt securities are classified as trading securities and expose us to interest rate risk with respect to the effect fluctuations of market interest rates have on the valuation of these securities. Our investment in debt securities is managed by a company, which is controlled by one of our directors.

                           PART II - OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 10.1 Second Amendment to Employment Agreement, dated as of March 12, 2002, by and between the Registrant and George Morgenstern.

          (b)  Reports on Form 8-K

               Amendment  No. 1 on Form  8-K/A to Report  on Form 8-K,  filed on
               February 14, 2002, relating to the acquisition by dsIT Technologies Ltd. (formerly Decision Systems Israel Ltd.) of all of the outstanding shares of Endan IT Solutions Ltd.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.


                                 DATA SYSTEMS & SOFTWARE INC.


Dated:  May 15, 2002


                                 By: /s/ YACOV KAUFMAN
                                     --------------------------------------
                                     Yacov Kaufman
                                     Vice President and Chief Financial Officer