Form 10-Q
period 2002-06-30
DATA SYSTEMS & SOFTWARE INC
filed 2002-08-13
CIK 880984

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002     COMMISSION FILE NUMBER 0-19771
--------------------------------------------------------------------------------

                          DATA SYSTEMS & SOFTWARE INC.
               (Exact name of registrant as specified in charter)

       ------------------------------------------------------------------

                 DELAWARE                          22-2786081
     (State or other jurisdiction of           (I.R.S. employer
     incorporation or organization)           identification no.)

        200 ROUTE 17, MAHWAH, NEW JERSEY             07430
     (Address of principal executive offices)      (Zip code)

                                 (201) 529-2026
               Registrant's telephone number, including area code
              ---------------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  |X| Yes                               |_| No

  Number of shares outstanding of the registrant's common stock, as of
  August 5, 2002:  7,353,163
================================================================================

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

          Consolidated Balance Sheets
             as of December 31, 2001 and June 30, 2002  . . . . . . . . . . . . . .  1

          Consolidated Statements of Operations
             for the three and six month periods ended June 30, 2001 and 2002 . . .  2

          Consolidated Statement of Changes in Shareholders' Equity
             for the six month period ended June 30, 2002 . . . . . . . . . . . . .  3

          Consolidated Statements of Cash Flows
             for the six month periods ended June 30, 2001 and 2002 . . . . . . . .  4

          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .  5

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations   . . . . . . .  . . . . . . . . . . . . . .  11

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .  16

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

Exhibits    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18



Certain statements contained in this report are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as "we expect", "we anticipate", "we believe", "we estimate" and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Many of these factors are described in our most recent Annual Report on Form 10-K as filed with Securities and Exchange Commission.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)



                                                                                            As of       As of
                                                                                           December    June 30,
ASSETS                                                                                     31, 2001     2002
                                                                                           ---------  ---------
                                                                                                     (unaudited)
Current assets:
 Cash and cash equivalents                                                                 $  4,025   $  3,054
 Short-term interest bearing bank deposits and debt securities                                1,828      1,898
 Restricted cash                                                                                317      6,345
 Trade accounts receivable, net                                                              10,197      9,630
 Inventory                                                                                      658      2,300
 Other current assets                                                                         1,858      1,206
                                                                                           ---------  ---------
   Total current assets                                                                      18,883     24,433
Investments                                                                                      90         90
Property and equipment, net                                                                   2,296      2,157
Goodwill, net of accumulated amortization of $2,677 at December 31, 2001                      7,737      7,689
Other intangible assets, net                                                                    909        709
Long-term deposits                                                                            6,000          -
Other assets                                                                                    676        602
Prepaid employee termination benefits                                                         2,653      2,589
                                                                                           ---------  ---------
   Total assets                                                                            $ 39,244   $ 38,269
                                                                                           =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term debt and current maturities of long-term debt,
net of discount of $638                                                                    $  2,499   $  9,408
 Trade accounts payable                                                                       4,010      5,328
 Accrued payroll, payroll taxes and social benefits                                           2,193      2,049
 Other current liabilities                                                                    3,372      3,533
                                                                                           ---------  ---------
    Total current liabilities                                                                12,074     20,318
                                                                                           ---------  ---------

Long-term liabilities:
 Long-term debt                                                                               6,182        645
 Other liabilities                                                                              285        308
 Liability for employee termination benefits                                                  3,811      3,746
                                                                                           ---------  ---------
        Total long-term liabilities                                                          10,278      4,699
                                                                                           ---------  ---------
Minority interests                                                                            2,530      2,279
                                                                                           ---------  ---------
Shareholders' equity:
 Common stock - $.01 par value per share:
   Authorized - 20,000,000 shares; Issued - 8,161,867 shares                                     82         82
 Additional paid-in capital                                                                  36,981     37,690
 Warrants                                                                                       114        114
 Deferred compensation                                                                          (14)       (11)
 Accumulated deficit                                                                        (18,643)   (22,744)
 Treasury stock, at cost - 808,704 shares                                                    (3,860)    (3,860)
 Shareholder's note                                                                            (298)      (298)
                                                                                           ---------  ---------
   Total shareholders' equity                                                                14,362     10,973
                                                                                           ---------  ---------
   Total liabilities and shareholders' equity                                              $ 39,244   $ 38,269
                                                                                           =========  =========


The accompanying notes are an integral part of these consolidated financial statements.


                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)

                                               Six months ended    Three months ended
                                                   June 30,            June 30,
                                               ------------------  ------------------
                                                 2001      2002      2001      2002
                                               --------  --------  --------  --------
Sales:
 Products                                      $18,201   $17,661   $ 8,948   $ 8,960
 Services                                        7,597     7,930     3,621     3,823
                                               --------  --------  --------  --------
                                                25,798    25,591    12,569    12,783
                                               --------  --------  --------  --------
Cost of sales:
 Products                                       14,693    14,051     7,171     7,230
 Services                                        5,598     5,970     2,582     2,961
                                               --------  --------  --------  --------
                                                20,291    20,021     9,753    10,191
                                               --------  --------  --------  --------
 Gross profit                                    5,507     5,570     2,816     2,592
Research and development expenses                1,353     1,010       871       550
Selling, general and administrative expenses     8,386     8,752     4,203     4,452
                                               --------  --------  --------  --------
 Operating loss                                 (4,232)   (4,192)   (2,258)   (2,410)
Interest income                                    646       146       262        53
Interest expense                                  (267)     (293)      (78)     (199)
Other income (loss), net                            (5)       92        56        66
Minority interests                                   -       203         -       207
                                               --------  --------  --------  --------
 Loss before provision for income taxes         (3,858)   (4,044)   (2,018)   (2,283)
Provision for income taxes                         112        57        85        15
                                               --------  --------  --------  --------
 Net loss                                      $(3,970)  $(4,101)  $(2,103)  $(2,298)

Basic and diluted net loss per share:
 Net loss per share                            $ (0.57)  $ (0.56)  $ (0.30)  $ (0.31)
                                               ========  ========  ========  ========
Weighted average number of shares
              outstanding - basic and diluted    6,937     7,353     6,910     7,353
                                               ========  ========  ========  ========

     The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
                                 (in thousands)



                                          Additional
                        Number of  Common  Paid-In     Deferred                Treasury  Shareholder's Accumulated
                          Shares   Stock   Capital    Compensation   Warrants    Stock     Note           Deficit    Total
                       ---------- ------- ----------- ------------- ---------- --------- ------------- ------------ --------
Balances as of
   December 31, 2001       8,162  $   82  $ 36,981  $         (14)  $     114  $(3,860)       $(298)     $(18,643)  $14,362

Grant and recognition
 of stock option
 compensation                  -       -        17              3           -        -            -             -        20

Value of 10%
 convertible note
 allocated to beneficial
 conversion feature and
 related warrants              -       -       692              -           -        -            -             -       692

Net loss                       -       -         -              -           -        -            -        (4,101)   (4,101)
                       ---------- ------- ----------- ------------- ---------- --------- ------------- ------------ --------
Balances as of
  June 30, 2002            8,162  $   82  $ 37,690     $      (11)  $     114  $(3,860)       $(298)     $(22,744)  $10,973
                       ========== ======= =========== ============= ========== ========= ============= ============ ========


      The accompanying notes are an integral part of these consolidated financial statements.

                                      - 3 -

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (dollars in thousands)

                                                                                           Six months ended June 30,
                                                                                          -------------------------
                                                                                                2001      2002
                                                                                              --------  --------
Cash flows used in operating activities:
 Net loss                                                                                     $(3,970)  $(4,101)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
 Depreciation and amortization                                                                    651       676
 Allowance for doubtful accounts                                                                   23       (87)
 Stock option compensation                                                                          -        20
       Accretion of discount on convertible note                                                    -        54
 Minority interest                                                                                  -      (203)
 Write-off of minority interest balance                                                             -       (40)
 Unrealized gain on debt securities                                                                 -       (13)
 Increase (decrease) in liability for employee termination benefits                               201       (65)
 Exchange adjustment on long-term debt                                                              -       (27)
 Loss on disposition of property and equipment                                                     37        14
 Write-off of inventory                                                                            26         -
 Receipt of investments for services rendered                                                    (130)        -
 Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable and other current assets                           (577)    1,473
   Increase in inventory                                                                         (187)   (1,642)
   Decrease in other assets                                                                        35        91
   Increase in accounts payable and other liabilities                                             848     1,233
                                                                                              --------  --------
   Net cash used in operating activities                                                       (3,043)   (2,617)
                                                                                              --------  --------
Cash flows provided by (used in) investing activities:
 Short-term bank deposits, net                                                                    696         -
 Restricted cash                                                                                   (5)      (28)
 Proceeds from sale and maturity of debt securities                                               400       411
 Investment in debt securities                                                                 (1,865)     (468)
 Acquisitions of property and equipment                                                          (600)     (201)
 Funding of termination benefits                                                                  (90)       64
 Acquisition of intangible assets                                                                  (4)       (2)
                                                                                              --------  --------
   Net cash used in investing activities                                                       (1,468)     (224)
                                                                                              --------  --------
Cash flows provided by (used in) financing activities:
 Short-term debt, net                                                                             (10)     (572)
 Proceeds from issuance of convertible note                                                         -     2,000
 Borrowings of long-term debt                                                                       -       646
 Repayments of long-term debt                                                                      (5)      (37)
 Convertible note issuance costs                                                                    -      (167)
 Proceeds from stock options exercises                                                            186         -
 Purchase of treasury stock                                                                      (779)        -
                                                                                              --------  --------
   Net cash  (used in) provided by financing activities                                          (608)    1,870
                                                                                              --------  --------
Net decrease in cash and cash equivalents                                                      (5,119)     (971)
Cash and cash equivalents at beginning of period                                               10,877     4,025
                                                                                              --------  --------
Cash and cash equivalents at end of period                                                    $ 5,758   $ 3,054
                                                                                              --------  --------
Supplemental cash flow information:
 Cash paid during period for interest                                                         $   230   $   192
                                                                                              ========  ========
 Cash paid during period for income taxes                                                     $   437   $    67
                                                                                              ========  ========
Non-cash investing and financing activities:
 Accounts payable incurred in acquisition of fixed assets                                               $   100
 Value of beneficial conversion feature and related warrants on issuance of convertible
 note                                                                                                   $   692
                                                                                                        ========
 Adjustment of goodwill and intangible assets                                                           $    48
                                                                                                        ========
 Increase in deferred tax liability associated with adjustment of intangible assets                     $    17
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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  (dollars in thousands, except per share data)

NOTE  1:  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements of Data Systems & Software Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications have been made to the Company's prior period's consolidated financial statements, to conform to the current period's consolidated financial statement presentation.

 NOTE  2:  FINANCING  OF  OPERATIONS

     As of June 30, 2002 the Company had working capital of approximately $4,115, including $4,952 in nonrestricted cash, cash equivalents and debt security investments. Of the total working capital, $802 was in the Company's majority-owned Israeli subsidiary dsIT and, due to Israeli tax and company law constraints as well as the significant minority interest in dsIT, such working capital is not available to finance US activities. Net cash used in operating activities during the second quarter of 2002 was $3,039 as compared to $422 net cash provided during the first quarter of 2002. The primary factors for the Company's net cash usage during the second quarter of 2002, was its loss for the period of $2,298 and a $1,473 investment in inventory by Comverge. These uses of cash were offset in part by a decrease of $433 in the Company's accounts receivable and other current asset balances and $332 of non-cash depreciation and amortization expense included in the Company's net loss during the second quarter. Additional liquidity for the US operations was provided during the second quarter of 2002 through the issuance of a $2,000 convertible note, due on various dates through June 2003 (see Note 3).

     As of July 31, 2002 the Company's US operations had an aggregate of approximately $3,900 in cash, cash equivalents and short-term debt securities. The Company believes that these funds together with expected net cash flow from operations will be sufficient to fund its US operating and corporate activities for at least the next 12 months. This outlook reflects the following trends:

- Except for the significant investment in raw material inventory noted above, Comverge's operating cash flow continued to improve in the second quarter of 2002, a trend which the Company expects will continue through the rest of the year. The Company expects Comverge to use less than $500 of additional cash before turning cash flow positive in the fourth quarter. The anticipated improvement in operating cash flow in the fourth quarter of this year results from (i) expected increases sales from contracts in hand and new business currently being negotiated, (ii) expected improved profit margins on these sales and (iii) planned decreases in selling, general and administrative expenses. Cash flow for the second half of 2002 will also be positively impacted by expected utilization of the increased raw material inventory purchased by Comverge in the second quarter. Although visibility regarding sales, and therefore profits and cash flow, for the first half of 2003 is still limited, the negative cash flow in Comverge for the entire 12 month period ending June 30, 2003 is not expected to exceed $1,000.
                                      - 5 -

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  (dollars in thousands, except per share data)

- Results of the Company's domestic operations other than Comverge (i.e., the computer hardware sales segment and the US operations of the software consulting and development segment), improved during the quarter, although they were still marginally negative. The Company expects these activities to operate at or better than cash flow neutral during the remainder of the year and the first half of 2003.

- The Company's corporate expenses have been reduced over the recent quarters and management has recently taken steps to further reduce these costs.

- The Company intends to pay most or the entire principal amount of its convertible note described in Note 3 by delivering shares of its common stock, thereby conserving cash.

     While the Company has not been successful in attracting outside funding for Comverge to date, and the current state of the capital markets is not favorable for raising such funds, the Company's long-term strategy remains to establish independent outside funding to finance its activities. As planned, such financing would allow the Company to utilize the $6,000 restricted deposit, currently pledged to guarantee the Comverge bank loan, to finance its other US activities over the longer term. The Company may also pursue alternative asset-based financing to provide additional liquidity for its US operating and corporate activities. However, there are no assurances that the Company or Comverge will be able to raise additional capital or secure alternative financing or raise amounts sufficient to meet the long-term needs of the business.

     dsIT is fully utilizing its line of credit of $2,000. The Company believes that dsIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months. This is based on continued utilization of its line of credit, improved operating results stemming from continued cost reduction, and payment cycle on receivables.

     The Company believes that its plans to finance its operations over the next 12 months can be successfully implemented on a timely basis in a manner which will not impede the Company's ability to implement its current business strategy. However, successful execution of these plans is subject to significant risks and uncertainties, including those associated with (i) timely manufacture and delivery of products, (ii) obtaining additional business from current and prospective customers, and (iii) effective and timely implementation of the Company's planned reductions in direct costs and expenses.

     Should the Company be unsuccessful in implementing, on a timely basis, its plan to finance its operations for the next 12 months, the Company may need to take additional and more drastic measures to reduce costs and expenses. These measures, should they prove necessary, could negatively affect the Company's ability to execute its business strategy.

NOTE  3:  CONVERTIBLE  NOTE

     On June 11, 2002, the Company completed a transaction with Laurus Master Fund, Ltd., pursuant to which Laurus made a $2,000 investment in the Company in exchange for a 10% convertible note due on various dates through June 30, 2003 and a three-year warrant to purchase 125,000 shares of DSSI common stock at an exercise price of $4.20 per share.

     Laurus may convert the convertible note at any time into shares of DSSI common stock at a fixed conversion price of $3.49, subject to certain restrictions in the agreement. The Company may pay the principal and interest on the convertible note, which has a one-year term, in cash, shares of DSSI common stock, or a combination of cash and stock, at the Company's option.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  (dollars in thousands, except per share data)

     Based on its current liquidity status, the Company currently expects to pay most or all of the principal in shares of common stock. Should the Company so choose, the conversion price will be the lesser of (i) $3.49 and (ii) 83% of the average of the 10 lowest closing prices during the 30 trading days prior to the date of notice of payment. The Company will make interest-only payments until October 1, 2002, at which time the Company will pay interest and one-tenth of the principal. Laurus was granted a security interest in the Company's Databit subsidiary's accounts receivable.

     The Company estimated the fair value of the beneficial conversion feature and related warrants at the issuance of the convertible note to be approximately $692. Such amount was credited to additional paid-in capital and will be charged to interest expense over the conversion periods, using the effective interest method (approximately $54 for the three and six months ended June 30, 2002). The face value debt of $2,000, less $638 of unamortized debt discount from the beneficial conversion feature and the related warrants, is included in short-term debt and current maturities of long-term debt, net at June 30, 2002. In addition, the Company incurred debt issuance costs of $167 with respect to the issuance of the convertible note. These costs will be amortized to interest expense using the effective interest method over the life of the note.

     The interest expense with respect to the convertible note consisting of interest payments at a rate of 10%, the amortization of debt issuance costs and the accretion of the carrying value of the convertible note to its face value (debt discount) are expected to be recognized in the consolidated statement of operations as follows:

          Quarter  ended  June  30,  2002             $64
          Quarter  ending  September  30,  2002      $307
          Quarter  ending  December  31,  2002       $246
          Quarter  ending  March  31,  2003          $150
          Quarter  ending  June  30,  2003            $61

NOTE  4:  NEWLY  ADOPTED  ACCOUNTING  PRINCIPLES

     The Company adopted the remaining provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and all of the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. Upon adoption of SFAS No. 142, the Company evaluated its existing intangible assets and goodwill that were acquired in purchase business combinations, so as to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. Additionally, the Company has identified its reporting units to be its operating segments and allocated the goodwill at January 1, 2002 as follows: software consulting and development - $7,190, and energy intelligence solutions - $499. The Company reassessed the useful lives and residual values of all intangible assets acquired, in order to make any necessary amortization period adjustments. If an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142.

     Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss is measured as of January 1, 2002 and is recognized as a cumulative effect of a change in accounting principle. In connection with the adoption of SFAS No. 142, the Company evaluated its intangible assets and determined that it has no indefinite useful life intangibles. The Company has also evaluated the remaining useful lives of its intangible assets that will continue to be amortized and determined that no revision to the useful lives is required.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  (dollars in thousands, except per share data)

     The Company was required to perform a transitional goodwill impairment assessment within six months of adoption of SFAS No. 142. The Company completed its transitional goodwill impairment assessment, with no adjustment to the carrying value of its goodwill as of January 1, 2002. The goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it with its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, additional steps are followed to recognize a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. The Company estimated the fair value of its reporting units by using third-party valuations of the reporting units. The annual impairment test is to be performed in the fourth quarter.

     The Company ceased amortization of goodwill acquired in purchase business combinations, completed prior to July 1, 2001. Pro forma net loss and pro forma basic and diluted loss per share for the six and three months ended June 30, 2001, adjusted to exclude goodwill amounts no longer amortized, are as follows:

                                          Six months ended    Three months ended
                                           June 30, 2001        June 30, 2001
                                         ------------------  --------------------

 Net loss:
     As reported                         $          (3,970)  $            (2,103)
     Add back: Goodwill amortization                   253                   126
                                         ------------------  --------------------
    Pro forma net loss                   $          (3,717)  $            (1,977)
                                         ==================  ====================
  Basic and diluted net loss per share:
     As reported                         $           (0.57)  $             (0.30)
     Add back: Goodwill amortization                  0.03                  0.01
                                         ------------------  --------------------
        Pro forma net loss per share     $           (0.54)  $             (0.29)
                                         ==================  ====================

     Amortization of intangible assets for the six months ended June 30, 2002 was $250. Amortization expense for each of the next five years and thereafter is estimated as follows:

Year  ending  December  31,
---------------------------

     2002                         $447
     2003                          217
     2004                          180
     2005                           36
     2006                           36
     Thereafter                     41
                                 ------
                                  $957
                                 ======

Other intangible assets consists of:      As of        As of
                                      December 31,   June 30,
                                         2001         2002
                                      -------------  ---------
Cost:
    License                           $         567  $     567
    Patents                                     279        281
    Software and software licenses              572        500
    Backlog                                       -        120
                                      -------------  ---------
                                      $       1,418  $   1,468
                                      -------------  ---------
  Less: Accumulated Amortization:
    License                           $         456  $     514
    Patents                                      53         72
    Software licenses                             -         89
    Backlog                                       -         84
                                      -------------  ---------
                                      $         509  $     759
                                      -------------  ---------
  Other intangible assets, net        $         909  $     709
                                      =============  =========

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

NOTE  5:  INVENTORY

    Inventory  consists  of  the  following:        As of           As of
                                                 December 31,      June 30,
                                                     2001            2002
                                                   --------        --------
     Raw  materials,  spare  parts  and  supplies     $409          $2,115
     Work-in-process                                    -              105
     Finished  goods  and  merchandise                249               80
                                                   --------        --------

                                                     $658           $2,300
                                                   ========        ========

NOTE  6:  ACQUISITIONS

     In December 2001, the Company's dsIT subsidiary acquired 100% of the shares of Endan IT Solutions Ltd., for an aggregate purchase price of $5,788. The transaction was accounted for as a purchase business combination and partial sale of a subsidiary. The results of operations and cash flows of Endan have been included in our consolidated financial statements beginning January 1, 2002. For further information, refer to the notes to the consolidated financial statements for the year ended December 31, 2001 included in our annual report on Form 10-K. At December 31, 2001, the Company was in the process of obtaining third-party valuations of certain intangible assets and evaluating the outcome of the litigation discussed in Note 15 (e) to our December 31, 2001 consolidated financial statements; thus, the allocation of the purchase price was preliminary and subject to refinement. Upon receipt of third-party valuation information, it was determined that the fair value of software licenses acquired (five-year useful life) initially recorded at $500 at December 31, 2001 was $428 and that the fair value of backlog acquired (one-year useful life), not initially recorded, was $120. The acquired goodwill resulting from the acquisition was reduced by $48 as a result of these valuations and related deferred taxes were adjusted. The entire goodwill acquired was assigned to the software consulting and development segment. The Company continues to evaluate the status of the aforementioned litigation. While the Company does not expect an adverse ruling, any amounts awarded or paid during 2002 will increase or decrease the goodwill.

     During the second quarter of 2002, the Company's Comverge subsidiary purchased certain assets to be used in a 70MW energy conservation program in the greater Houston, Texas area for $100.
                                      - 9 -

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  (dollars in thousands, except per share data)

NOTE  7:  SEGMENT  INFORMATION


                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  (dollars in thousands, except per share data)
NOTE  7:  SEGMENT  INFORMATION

                                        Software          Energy
                                     Consulting and    Intelligence    Computer
                                      Development       Solutions      Hardware    Other    Total
                                    ----------------  --------------  ----------  -------  --------
Six months ended June 30, 2002:
 Revenues from external customers    $         7,297   $       9,424   $   8,777   $   93   $25,591
 Intersegment revenues                            19             479          46        -       544
 Segment gross profit                          1,292           2,774       1,459       45     5,570
 Segment income (loss)                          (894)         (1,868)        (25)       5    (2,782)
Six months ended June 30, 2001:
 Revenues from external customers    $         7,120   $       6,108   $  12,486   $   84   $25,798
 Intersegment revenues                            90             603          57        -       750
 Segment gross profit                          1,563           1,705       2,186       53     5,507
 Segment income (loss)                          (662)         (3,023)        806       (8)   (2,887)
Three months ended June 30, 2002:
 Revenues from external customers    $         3,462   $       4,770   $   4,521   $   30   $12,783
 Intersegment revenues                             -             208          29        -       237
 Segment gross profit                            503           1,334         745       10     2,592
 Segment income (loss)                          (720)         (1,017)          1      (15)   (1,751)
Three months ended June 30, 2001:
 Revenues from external customers    $         3,340   $       2,719   $   6,472   $   38   $12,569
 Intersegment revenues                            87             289          32        -       408
 Segment gross profit                            827             706       1,255       28     2,816
 Segment income (loss)                          (284)         (1,901)        549        -    (1,636)


RECONCILIATION  OF  SEGMENT  INCOME  (LOSS)  TO  NET  LOSS:


                                         Six months ended    Three months ended
                                              June 30,          June 30,
                                         ------------------  ------------------
                                           2001      2002      2001      2002
                                         --------  --------  --------  --------
Total loss for reportable segments       $(2,879)  $(2,787)  $(1,636)  $(1,736)
Other operational segment income (loss)       (8)        5         -       (15)
                                         --------  --------  --------  --------
     Total operating loss                 (2,887)   (2,782)   (1,636)   (1,751)
Net loss of corporate headquarters        (1,083)   (1,319)     (467)     (547)
                                         --------  --------  --------  --------
Total net loss                           $(3,970)  $(4,101)  $(2,103)  $(2,298)
                                         ========  ========  ========  ========

                                      -10-

                          DATA SYSTEMS & SOFTWARE INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW  AND  TREND  INFORMATION

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate, depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K") under "Factors That May Influence Future
Results" and in "Item 1. Description of Business - Factors That May Influence Future Results".

     During the periods included in this report, we operated in three reportable segments: software consulting and development, energy intelligence solutions, and computer hardware. The following analysis should be read together with the segment information provided in Note 7 to the interim unaudited consolidated financial statements included in this quarterly report, which information is hereby incorporated by reference into this Item 2.

     Software  Consulting  and  Development

     The acquisition of Endan, in December 2001, expanded our revenue base with little incremental overhead by utilizing economies of scale which offset the continued weakness in the hi-tech sector in general and the software consulting and development market in particular. As a result of the continuing weakness in the market, the revenues and results of operations in the second quarter of 2002 were below those of the immediately preceding quarter. We expect that these market conditions and seasonal factors will cause revenues in the third quarter of 2002 to be below those of the second quarter. In the second quarter of 2002, dsIT continued to work on improving its cost structure while increasing its marketing efforts to further expand its revenue base. The continuing effort to reduce costs and the investment in marketing are expected to provide improved operating results in the last quarter of this year. The recent unrest in Israel has not had a direct material effect on our business there, although it has had a negative effect on the Israeli economy. Should the unrest continue, it is unclear how our business there will be affected in the future.

     Energy  Intelligence  Solutions

     In the second quarter of 2002, sales continued to increase, primarily due to two new pilot projects for MaingateTM and SuperStatsTM products and a significant increase in MaingateTM shipments to Gulf Power.

     Although we expect sales in the third quarter of this year to be below those of the second quarter, we expect generally to increase sales in the fourth quarter, and continue to improve our operating results. This improvement will be based in part on new business, including our recently announced $3.2 million contract for an integrated deployment of our MaingateTM wireless web gateway system, combined with the sale of our PowerCAMPTM End-to-End Energy IntelligenceTM software solution for PPL Electric Utilities (PPL).

     In the second quarter of 2002, Comverge increased its investment in raw material inventory by $1.4 million in order to (i) facilitate an orderly transfer of manufacturing operations to two new manufacturers, (ii) meet increased third and fourth quarter production requirements and (iii) take advantage of favorable pricing and extended terms of payment received. It is anticipated that this additional investment in inventory will be absorbed and generate cash from sales over the next 12 months, with most of it by the end of the year.

     Aside from this investment, which is temporary in nature, Comverge's operating cash flow continued to improve in the second quarter of 2002, a trend which the Company expects will continue through the year.
                                     - 11 -

     We expect that Comverge's net negative cash flow for the remainder of the third quarter will not exceed $500,000 and that Comverge will be cash flow positive in the last quarter of 2002. The anticipated improvement in operating cash flow in the fourth quarter of this year results from (i) expected increases in sales from contracts in hand and new business currently being negotiated,
(ii) expected improved profit margins on these sales and (iii) planned decreases in selling, general and administrative expenses. Going forward into 2003, although we lack sufficient visibility regarding sales, and therefore profits and cash flow, we expect to improve Comverge's cost structure and gross profit margins.

     During the second quarter of 2002, Comverge purchased a 70MW energy conservation program, managed by a wholly owned subsidiary, Texas Energy
Partners, formed for this purpose. The new operation has 50,000 residential customers in the greater Houston area and accounts for up to 160 megawatts of Virtual Peaking Capacity (TM), under emergency conditions.

     The current state of the capital markets has not been favorable for raising outside funding for Comverge. Although this remains our long-term strategy, in the short-term Comverge will fund its growth internally.

Computer  Hardware

     Although Databit's sales in the second quarter and six moths ended June 30, 2002 were below sales in the comparable periods last year, they continued to improve for the third consecutive quarter, and while we expect the third quarter to be lower than the second quarter of this year, we expect sales to increase again in the fourth quarter and to generally maintain the current level of sales for the remainder of the year.

RESULTS  OF  OPERATIONS

     The following table sets forth certain information with respect to the results of our operations for the three and six months ended June 30, 2001 and 2002, including the percentage of total revenues during each period attributable to selected components of operations statement data and for the period to period percentage changes in such components.

                                                   Six months ended June 30,              Three months ended June 30,
                                        -----------------------------------------  -----------------------------------------
                                                  2001          2002       Change        2001             2002       Change
                                        ----------------  ---------------- ------  ----------------  ---------------- ------
                                                  % of              % of   % of              % of               % of   % of
                                        ($,000)   sales   ($,000)   sales   2001   ($,000)   sales   ($,000)   sales   2001
                                        --------  ------  --------  ------  -----  --------  ------  --------  ------  -----
Sales                                   $25,798     100%  $25,591     100%   (1)%  $12,569     100%  $12,783     100%     2%
Cost of sales                            20,291      79    20,021      78    (1)     9,753      78    10,191      80      4
                                        --------  ------  --------  ------        --------  ------  --------  ------
 Gross profit                             5,507      21     5,570      22     1      2,816      22     2,592      20     (8)
R&D expenses                              1,353       5     1,010       4   (25)       871       7       550       4    (37)
SG&A expenses                             8,386      33     8,752      34     4      4,203      33     4,452      35      6
                                        --------  ------  --------  ------         --------  ------  --------  ------
 Operating loss                          (4,232)    (16)   (4,192)    (16)   (1)    (2,258)    (18)   (2,410)    (19)     7
Interest income (expense), net              379       1      (147)     (1) (139)       184       1      (146)     (1)  (179)
Other income (loss), net                     (5)      0        92       0               56       0        66       1      18
Minority interests                            -       -       203       1                -       -       207       2
                                        --------  ------  --------  ------         --------  ------  --------  ------
 Loss before provision for
  income taxes                           (3,858)    (15)   (4,044)    (16)    5     (2,018)    (16)   (2,283)    (18)    13
Provision for income taxes                  112       0        57       0   (49)        85       1        15       0    (82)
                                        --------  ------  --------  ------        --------  ------  --------  ------
 Net loss                               $(3,970)   (15)%  $(4,101)   (16)%    3%   $(2,103)  (17) %  $(2,298)   (18)%     9%
                                        ========  ======  ========  ======        ========  ======  ========  ======


     Sales. Sales in the second quarter of 2002 were $12.8 million, similar to sales of the immediately preceding quarter and 2% above the second quarter of 2001. This reflects an increase in energy intelligence solution sales by our Comverge subsidiary, offset by a similar decrease in sales in our computer hardware segment. Sales in the first six months of 2002 were $25.6 million, 1% below sales in the same period in 2001, primarily due to a decrease in computer hardware sales, as well as a small decrease in software consulting and development sales, mostly offset by the increase in Comverge sales, during this period.

     Sales in Comverge in the second quarter of 2002 were $4.8 million and in the first six months of this year were $9.4 million, increasing by 76% and 54%, compared to the same periods in 2001, respectively. This increase was primarily attributable to the aforementioned new pilot projects for our Maingate and SuperStat products and increased Maingate shipments to Gulf Power.

     Sales in the computer hardware segment continued to improve and were $4.5 million and $8.8 million in the second quarter and first six months of 2002, respectively. Although still 30% below sales in the same periods of 2001 due to the downturn in the economy, particularly since 9/11, sales continued the improvement shown in the first quarter of 2002, increasing by 6% over sales in the first quarter of 2002.

     Software consulting and development sales were $3.5 million and $7.3 million in the second quarter and first six months of 2002, respectively, increasing by 3% compared to the same periods of 2001. This improvement, albeit small, was entirely attributable to the expanded revenue base achieved as a result of the Endan acquisition by dsIT in December 2001, which more than offset the general weakness in the global hi-tech markets and in the software consulting and development market in particular.

     Gross profit. Gross profit in the second quarter of 2002 was $2.6 million, decreasing by 8% compared to the second quarter of 2001. Gross profit in the first six months of 2002 was $5.6 million, similar to the same period in 2001. The decrease in the second quarter of 2002 was primarily attributable to the aforementioned decrease in computer hardware sales and the lost gross profit from those sales. The gross profit from the increase in Comverge sales partially offset the decrease in the other segments.

     Selling, general and administrative expenses ("SG&A"). In the second quarter and first six months of 2002, SG&A was $4.5 million and $8.8 million, respectively, increasing marginally over the same periods in 2001. This reflects increases in all the operating segments, partially offset by a decrease in corporate expenses.

     Interest expense. We had net interest expense in both the three month and six month periods in 2002, as compared to net interest income in the 2001 periods, due primarily to the decrease in funds invested as they are utilized to finance our domestic operations, as well as the decrease in interest rates and return on our investments. The convertible debenture issued at the end of June 2002 did not have a material affect on the results of the periods reported. The financial expense associated with this debenture will be recorded over the next four quarters, weighted towards the third and fourth quarters of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2002 we had working capital of approximately $4.1 million, including $5.0 million in nonrestricted cash, cash equivalents and debt security investments. Of the total working capital, $802,000 was in our majority-owned Israeli subsidiary dsIT and, due to Israeli tax and company law constraints as well as the significant minority interest in dsIT, such working capital is not available to finance US activities. Net cash used in operating activities during the second quarter of 2002 was $3.0 million as compared to $422,000 net cash provided during the first quarter of 2002. The primary factors for our net cash usage during the second quarter of 2002 was our loss for the period of $2.3 million and a $1.4 million investment in inventory by Comverge. These uses of cash were offset in part by a decrease of $433,000 in our accounts receivable and other current asset balances and $332,000 of non-cash depreciation and amortization expense included in our net loss during the second quarter.
Additional liquidity for the US operations was provided during the second quarter of 2002 through the issuance of a $2.0 million convertible note, due on various dates through June 2003 (see Note 3).

     As  of  July  31,  2002  we  had an aggregate of $3.9 million in cash, cash equivalents and short-term debt securities. We believe that these funds together with expected net cash flow from operations will be sufficient to fund our US operating and corporate activities for at least the next 12 months. This outlook reflects the following trends:

- Except for the significant investment in raw material inventory noted above, Comverge's operating cash flow continued to improve in the second quarter of 2002, a trend which we expect will continue through the rest of the year. We expect Comverge to use less than $500,000 of additional cash before turning cash flow positive in the fourth quarter. The anticipated improvement in operating cash flow in the fourth quarter of this year results from (i) expected increases sales from contracts in hand and new business currently being negotiated, (ii) expected improved profit margins on these sales and (iii) planned decreases in selling, general and administrative expenses. Cash flow for the second half of 2002 will also be positively impacted by expected utilization of the increased raw material inventory purchased by Comverge in the second quarter. Although visibility regarding sales, and therefore profits and cash flow, for the first half of 2003 is still limited, the negative cash flow in Comverge for the entire 12 month period ending June 30, 2003 is not expected to exceed $1.0 million.

- Results of our domestic operations other than Comverge (i.e., the computer hardware sales segment and the US operations of the software consulting and development segment), improved during the quarter, although they were still marginally negative. We expect these activities to operate at or better than cash flow neutral during the remainder of the year and the first half of 2003.

- Our corporate expenses have been reduced over the recent quarters and management has recently taken steps to further reduce these costs.

- We intend to pay most or the entire principal amount of our convertible note described in Note 3 by delivering shares of our common stock, thereby conserving cash.

     While we have not been successful in attracting outside funding for Comverge to date, and the current state of the capital markets is not favorable for raising such funds, our long-term strategy remains to establish independent outside funding to finance Comverge's activities. As planned, such financing would allow us to utilize the $6.0 million restricted deposit, currently pledged to guarantee the Comverge bank loan, to finance our other US activities over the longer term. We may also pursue alternative asset-based financing to provide additional liquidity for our US operating and corporate activities. However, there are no assurances that we or Comverge will be able to raise additional capital or secure alternative financing or raise amounts sufficient to meet the long-term needs of the business.

     dsIT is fully utilizing its line of credit of $2.0 million. We believe that dsIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months. This is based on continued utilization of its line of credit, improved, operating results stemming from continued cost reduction, and payment cycle on receivables.

     We believe that our plans to finance our operations over the next 12 months can be successfully implemented on a timely basis in a manner which will not impede our ability to implement our current business strategy. However successful execution of these plans is subject to significant risks and uncertainties, including those associated with (i) timely manufacture and delivery of products, (ii) obtaining additional business from current and prospective customers, and (iii) effective and timely implementation of our planned reductions in direct costs and expenses.

     Should we be unsuccessful in implementing, on a timely basis, our plan to finance our operations for the next 12 months, we may need to take additional and more drastic measures to reduce costs and expenses. These measures, should they prove necessary, could negatively affect our ability to execute our business strategy.
                                     - 14 -

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     In the normal course of business, we are exposed to fluctuations in interest rates on the $6.0 million of debt incurred to finance our capital expenditures as well as short-term and long-term debt, currently $2.0 million and $645,000, respectively, to finance our operations in Israel. Our convertible note, with a face value of $2.0 million, has a fixed rate of interest of 10%; however, the conversion feature of our convertible note is exposed to fluctuations in the price of our common stock. Additionally, our monetary assets and liabilities (net liability of approximately $590,000) in Israel are exposed to fluctuations in exchange rates. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or exchange rate exposures. In addition, we currently have $1.6 million invested in debt securities with maturities in excess of one year. These debt securities are classified as trading securities and expose us to interest rate risk with respect to the effect fluctuations of market interest rates have on the valuation of these securities. Our investment in debt securities is managed by a company controlled by one of our directors.

                           PART II - OTHER INFORMATION

ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------
(a)  Exhibits

10.1 Securities Purchase Agreement relating to the purchase and sale of the convertible note and the warrant, including the forms of the convertible note and the warrant (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 11, 2002).

99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)  Reports  on  Form  8-K

Report on Form 8-K, dated June 11, 2002, filed on June 12, 2002, relating to the $2 million investment in us by Laurus Master Fund, Ltd.

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.


                                 DATA  SYSTEMS  &  SOFTWARE  INC.

Dated:  August  9,  2002

                                 By: /S/  Yacov  Kaufman
                                 --------------------------------
                                     Yacov  Kaufman
                                     Vice President and Chief Financial Officer