Form 10-Q
period 2002-09-30
DATA SYSTEMS & SOFTWARE INC
filed 2002-11-14
CIK 880984

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 COMMISSION FILE NUMBER 0-19771






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

                  |X| Yes                        |_| No

Number of shares  outstanding of the  registrant's  common stock, as of November
14, 2002:    7,341,363
================================================================================

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
================================================================================


                                                        TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
Item 1.    Unaudited Consolidated Financial Statements

           Consolidated Balance Sheets
                  as of December 31, 2001 and September 30, 2002.....................................  1

           Consolidated Statements of Operations
                  for the three and nine month periods ended September 30, 2001 and 2002.............  2

           Consolidated Statement of Changes in Shareholders' Equity
                  for the nine month period ended September 30, 2002.................................  3

           Consolidated Statements of Cash Flows
                  for the nine month periods ended September 30, 2001 and 2002.......................  4

           Notes to Consolidated Financial Statements................................................  5

Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations......................................................... 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................. 18

Item 4.  Controls and Procedures..................................................................... 18


PART II. OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K................................................... 19


SIGNATURES        ................................................................................... 20


CERTIFICATIONS    ................................................................................... 21


Exhibits          ................................................................................... 23


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

                          PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                                  AS OF           AS OF
                                                                               DECEMBER 31,     SEPTEMBER
                                         ASSETS                                   2001          30, 2002
                                                                             --------------  --------------
                                                                                               (unaudited)

Current assets:
     Cash and cash equivalents .........................................        $  4,025         $  1,634
     Short-term interest bearing bank deposits and debt securities .....           1,828              473
     Restricted cash ...................................................             317            7,159
     Trade accounts receivable, net ....................................          10,197            8,585
     Inventory .........................................................             658            3,225
     Other current assets ..............................................           1,858            1,048
                                                                                --------         --------
         Total current assets ..........................................          18,883           22,124
Investments ............................................................              90               90
Property and equipment, net ............................................           2,296            2,041
Goodwill, net of accumulated amortization of $2,677 at December 31, 2001
  and $576 at September 30, 2002 .......................................           7,737            4,929
Other intangible assets, net ...........................................             909              421
Long-term deposits .....................................................           6,000             --
Other assets ...........................................................             676              584
Prepaid employee termination benefits ..................................           2,653            2,228
                                                                                --------         --------
         Total assets ..................................................        $ 39,244         $ 32,417
                                                                                ========         ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current maturities of long-term debt,
         net of discount of $381 at September 30, 2002 .................        $  2,499         $  9,390
     Trade accounts payable ............................................           4,010            5,235
     Accrued payroll, payroll taxes and social benefits ................           2,193            1,765
     Other current liabilities .........................................           3,372            3,375
                                                                                --------         --------
         Total current liabilities .....................................          12,074           19,765
                                                                                --------         --------
  Long-term liabilities:
     Long-term debt ....................................................           6,182              595
     Other liabilities .................................................             285              328
     Liability for employee termination benefits .......................           3,811            3,395
                                                                                --------         --------
            Total long-term liabilities ................................          10,278            4,318
                                                                                --------         --------
Minority interests .....................................................           2,530            1,630
                                                                                --------         --------
Shareholders' equity:
     Common stock - $.01 par value per share:
         Authorized - 20,000,000 shares; Issued - 8,161,867 shares .....              82               82
     Additional paid-in capital ........................................          36,981           37,690
     Warrants ..........................................................             114              114
     Deferred compensation .............................................             (14)              (9)
     Accumulated deficit ...............................................         (18,643)         (27,015)
     Treasury stock, at cost - 808,704 shares ..........................          (3,860)          (3,860)
      Shareholder's note ...............................................            (298)            (298)
                                                                                --------         --------
         Total shareholders' equity ....................................          14,362            6,704
                                                                                --------         --------
         Total liabilities and shareholders' equity ....................        $ 39,244         $ 32,417
                                                                                ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)


                                                          NINE MONTHS ENDED                THREE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                    ------------------------------    -----------------------------
                                                        2001            2002              2001            2002
                                                    -------------  ---------------    --------------  -------------
Sales:

     Products ...............................        $ 25,436         $ 24,868         $  7,235         $  7,207
     Services ...............................          10,721           11,992            3,124            4,062
                                                     --------         --------         --------         --------
                                                       36,157           36,860           10,359           11,269
                                                     --------         --------         --------         --------
   Cost of sales:

     Products ...............................          20,446           19,749            5,753            5,698
     Services ...............................           8,007            9,178            2,409            3,208
                                                     --------         --------         --------         --------
                                                       28,453           28,927            8,162            8,906
                                                     --------         --------         --------         --------
     Gross profit ...........................           7,704            7,933            2,197            2,363

Research and development expenses ...........           2,216            1,266              863              256
Selling, general and administrative expenses           12,628           12,675            4,242            3,923
Impairment of goodwill ......................            --              2,760             --              2,760
                                                     --------         --------         --------         --------
     Operating loss .........................          (7,140)          (8,768)          (2,908)          (4,576)
Interest income .............................             917              203              271               57
Interest expense ............................            (361)            (743)             (94)            (450)
Other income, net ...........................              26              148               31               56
Minority interests ..........................            --                852             --                649
                                                     --------         --------         --------         --------
     Loss before provision for income taxes .          (6,558)          (8,308)          (2,700)          (4,264)
Provision (benefit) for income taxes ........              18               64              (94)               7
                                                     --------         --------         --------         --------
     Net loss ...............................        $ (6,576)        $ (8,372)        $ (2,606)        $ (4,271)
                                                     ========         ========         ========         ========

Basic and diluted net loss per share:
     Net loss per share .....................        $  (0.95)        $  (1.14)        $  (0.37)        $  (0.58)
                                                     ========         ========         ========         ========
 Weighted average number of shares
              outstanding - basic and diluted           6,943            7,353            6,950            7,353
                                                     ========         ========         ========         ========









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
                      Nine Months Ended September 30, 2002
                                 (in thousands)

                                             Additional
                        Number      Common    Paid-In      Deferred             Treasury Shareholder's Accumulated
                      of Shares      Stock    Capital   Compensation  Warrants   Stock        Note       Deficit      Total
                    -------------------------------------------------------------------------------------------------------

Balances as of
   December 31, 2001      8,162   $     82   $ 36,981   $    (14)   $    114   $ (3,860)   $   (298)   $(18,643)   $ 14,362

Grant and
  recognition of
  stock option
  compensation .....       --         --           17          5        --         --          --          --            22

Value of 10%
  convertible note
  allocated to
  beneficial
  conversion
  feature and
  related warrants .       --         --          692       --          --         --          --          --           692

Net loss ...........       --         --         --         --          --         --          --        (8,372)     (8,372)
                          -------------------------------------------------------------------------------------------------

Balances as of
   September 30,
   2002                   8,162   $     82   $ 37,690   $     (9)   $    114   $ (3,860)   $   (298)   $(27,015)   $  6,704
                          =================================================================================================






























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (dollars in thousands)

                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                   -------------------
                                                                                                   2001           2002
                                                                                                   ----           ----
Cash flows used in operating activities:
     Net loss ..........................................................................        $ (6,576)        $ (8,372)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization .....................................................             986              938
     Allowance for doubtful accounts ...................................................             (17)            --
     Stock option compensation .........................................................            --                 22
     Accretion of discount on convertible note and amortization of related costs .......            --                355
     Impairment of goodwill and acquired software ......................................            --              3,000
     Minority interest .................................................................            --               (852)
     Write-off of minority interest balance ............................................            --                (40)
     Unrealized gain on debt securities ................................................            --                (10)
     Deferred income taxes .............................................................            --                  7
     Increase (decrease) in liability for employee termination benefits ................             354             (416)
     Exchange adjustment on long-term debt .............................................            --                (29)
     Loss on disposition of property and equipment .....................................              32               15
     Settlement of payable to contract manufacturer......................................            --               (189)
     Write-off of inventory ............................................................              60             --
     Receipt of investments for services rendered ......................................            (130)            --
     Change in operating assets and liabilities:
         Funding of employee termination benefits ......................................            (100)             425
         Restricted cash ...............................................................              (7)            (842)
         Decrease (increase) in accounts receivable and other current assets ...........            (289)           2,542
         Increase in inventory .........................................................            (547)          (2,567)
         Decrease in other assets ......................................................              61              105
         Increase (decrease) in accounts payable and other liabilities .................            (191)             957
                                                                                                --------         --------
         Net cash used in operating activities .........................................          (6,364)          (4,951)
                                                                                                --------         --------
 Cash flows provided by (used in) investing activities:
     Short-term bank deposits, net .....................................................             994             --
     Proceeds from sale and maturity of debt securities ................................           1,081            1,519
     Investment in debt securities .....................................................          (2,810)            (154)
     Acquisitions of property and equipment ............................................            (774)            (344)
     Proceeds from sale of property and equipment ......................................              23             --
     Acquisition of intangible assets ..................................................              (7)              (8)
                                                                                                --------         --------
         Net cash provided by (used in) investing activities ...........................          (1,493)           1,013
                                                                                                --------         --------
Cash flows provided by (used in) financing activities:
     Short-term debt, net ..............................................................             606             (863)
     Proceeds from issuance of convertible note ........................................            --              2,000
     Borrowings of long-term debt ......................................................            --                646
     Repayments of long-term debt ......................................................             (19)             (69)
     Convertible note issuance costs ...................................................            --               (167)
     Proceeds from stock options exercises .............................................             231             --
     Purchase of treasury stock ........................................................            (907)            --
                                                                                                --------         --------
         Net cash  (used in) provided by financing activities ..........................             (89)           1,547
                                                                                                --------         --------
Net decrease in cash and cash equivalents ..............................................          (7,946)          (2,391)
Cash and cash equivalents at beginning of period .......................................          10,877            4,025
                                                                                                --------         --------
Cash and cash equivalents at end of period .............................................        $  2,931         $  1,634
                                                                                                ========         ========
Supplemental cash flow information:
     Cash paid during period for interest ..............................................        $    339         $    332
                                                                                                ========         ========
     Cash paid during period for income taxes ..........................................        $    463         $     92
                                                                                                ========         ========
Non-cash investing and financing activities:
      Issuance of deferred compensation ................................................        $     90
                                                                                                ========         ========
      Accounts payable incurred in acquisition of fixed assets .........................                         $     50
                                                                                                                 ========
      Value of beneficial conversion feature and related warrants on issuance of
           convertible note ............................................................                         $    692
                                                                                                                 ========
      Adjustment of goodwill and intangible assets .....................................                         $     48
                                                                                                                 ========
      Increase in deferred tax liability associated with adjustment of intangible assets                         $     17
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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  (dollars in thousands, except per share data)


NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Data Systems & Software Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications have been made to the Company's prior period's consolidated financial statements, to conform to the current period's consolidated financial statement presentation.

NOTE 2: FINANCING OF OPERATIONS

     As of September 30, 2002 the Company had working capital of approximately $2,359, including $2,107 in non-restricted cash, cash equivalents and debt security investments. Of the total working capital, $462 was in the Company's majority-owned Israeli subsidiary dsIT and, due to Israeli tax and company law constraints as well as the significant minority interest in dsIT, such working capital is not available to finance US activities. Net cash used in operating activities during the third quarter of 2002 was $2,334 in addition to $2,617 net cash used in the first half of this year. The primary factors for the Company's net cash usage during the third quarter of 2002, were (i) Comverge's additional investment in inventory of $855, (bringing its total inventory to $3,074), (ii) Comverge's loss for the period of $597 (iii) a reduction of non-restricted cash, due to the deposit of $900 which secured a deferred payment obligation in the financing of Comverge's additional inventory purchases and (iv) the $276 decrease in accounts payable and other liabilities. These uses of cash were offset in part by a decrease of $1,069 in the Company's accounts receivable and other current asset balances during the third quarter of 2002.

     As of October 31, 2002 the Company's US operations had an aggregate of approximately $1,900 in cash, cash equivalents and short-term debt securities, reflecting a $2,000 decrease from the balance as July 31, 2002. This decrease resulted from the following cash payments by the Company: (i) making the October payment on account of the Laurus convertible debenture for $215 in cash, (ii) a final payment of $193 pursuant to the settlement agreement with Bounty Investors , (iii) a payment of $650 for Comverge's settlement with its former main contract manufacturer for inventory and accounts payable and (v) $942 to fund other Comverge and corporate activities. During this period the Company's computer hardware and domestic software consulting activity was close to breakeven, and consequently did not provide any funds to support US corporate activity. Since October 31, 2002 the Company paid in cash to Laurus also the second principal and interest payment of $215 , under the convertible debenture.

     The Company's liquidity and ability to continue to finance as a going concern is contingent on a number of factors:

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  (dollars in thousands, except per share data)


     o Need to achieve positive cash flow in computer hardware segment: In the last four quarters the computer hardware segment operations have been breakeven, not providing any cash to support US corporate activities. The Company believes this segment will increase its sales significantly as a result of a couple of large transactions already completed and others currently being negotiated. As a result, the level of sales in the computer hardware segment is expected to increase from an average of $4,300 in the last four quarters to over $7,000 in the fourth quarter and an average of more than $6,000 per quarter in 2003. This increase in sales together with reductions in overhead expenses in the segment are expected to generate over $700 of cash flow in the fourth quarter of this year and an average of $320 in each quarter of 2003.

          Although these sales objectives reflect an increase of almost 50% over average per quarter sales in the last four quarters, the Company is reasonably confident that it will meet these projections, as a substantial portion of the orders projected for the fourth quarter of 2002 and the first quarter of 2003 have already been received.

     o Need to implement additional reduction of corporate expenses: Over the last four quarters, the Company has been successful in reducing corporate overhead expenses by more than 20% from an average of $846 per quarter in 2001 to $651 in the third quarter of 2002. The Company achieved this decrease in costs primarily by reducing salary expenses and professional fees, including a 10% cut in management salaries since August 2002, negotiation of reduced legal billing rates and a cap on quarterly legal expenses. In order to maintain sufficient liquidity for the coming 12 months, the Company wishes to reduce corporate expenses by an additional 10%, from the level in the third quarter of 2002, to less than $600 per quarter.

     o Need to minimize investment in by the Company in Comverge: Except for the additional investment in raw material inventory noted above, Comverge's operating cash flow continued to improve in the third quarter of 2002. As projected in the past, the Company expects that Comverge will be cash flow positive in the fourth quarter of 2002. The expected improvement in operating cash flow in the fourth quarter of this year results primarily from (i) increases in sales from contracts in hand, resulting also from shipments delayed from the third quarter and (ii) expected utilization of the raw material inventory purchased by Comverge in the second and third quarters. However, if Comverge is unable to reach an agreement to amend the contract discussed in Note 8 and shipments are as a result suspended or the contract is terminated, sales in the fourth quarter of 2002 would be significantly lower than currently expected having a materially adverse impact on Comverge's cash flow, financial condition and its operations in that quarter.

          The Company does not currently expect Comverge's sales in 2003 to be as high as those projected for the fourth quarter of 2002, and, consequently, Comverge's current cost structure would result in negative cash flow in 2003. To address Comverge's cash flow situation, the Company has prepared a business plan for 2003, focusing particularly on the first quarter, which details the cost cutting measures that must be taken before the end of 2002, to ensure Comverge is cash flow neutral and that its cost structure reflects the exepcted level of revenues. Should the revenue level expected be as low as that experienced this year, the instituted business plan would include measures that could have a severely negative effect on Comverge's business model and the current way it does business.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  (dollars in thousands, except per share data)


          Comverge is in the process of negotiating a $2,000 line of credit, secured by its accounts receivables and inventory, guaranteed by the Company. The line of credit, if obtained, will provide temporary relief to Comverge's cash flow concerns but will not solve Comverge's longer term liquidity needs. In addition, the amount available to Comverge under this facility would be negatively impacted if its customer suspends or terminates its agreement (see Note 8).

          The Company has not been successful in attracting outside equity funding for Comverge to date, and the current state of the capital markets is not favorable for raising such funds. However, the Company's long-term strategy remains to establish independent outside funding to finance its activities. There can be no assurance that the Company or Comverge will be able to raise additional capital or secure alternative financing or raise amounts sufficient to meet the long-term needs of the business; it is therefore not including the proceeds of any such possible financing in its current liquidity projections.

     o Payments under the Laurus Convertible Note: Since September 30, 2002, in addition to the interest payments, the Company has made the first two principal payments on the convertible note described in Note 3, in cash. Unless cash flow improves substantially, the remaining payments will be made by delivering shares of its common stock, thereby conserving cash. Payments using the Company's common stock, however, would involve substantial dilution and could have a negative impact on the price of the Company's common stock.

     dsIT is fully utilizing its line of credit of $2,000. The Company believes that dsIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months. This is based on continued utilization of its line of credit and improved operating results stemming from continued cost reductions.

     The Company believes that its plans to finance its operations over the next 12 months can be successfully implemented on a timely basis in a manner that will not impede the Company's ability to implement its current business strategy. However, due to the Company's liquidity, successful execution of these plans is subject to significant risks and uncertainties, including those associated with (i) timely manufacture and delivery of products, (ii) obtaining additional business from current and prospective customers, and (iii) effective and timely implementation of the Company's planned reductions in direct costs and expenses.

     Should the Company be unsuccessful in implementing its plans on a timely basis, the Company may not have sufficient liquidity to continue with its operations as currently conducted


NOTE 3: CONVERTIBLE NOTE

     On June 11, 2002, the Company completed a transaction with Laurus Master Fund, Ltd., pursuant to which Laurus made a $2,000 investment in the Company in exchange for a 10% convertible note and a three-year warrant to purchase 125,000 shares of DSSI common stock at an exercise price of $4.20 per share. Under the 10% convertible note, the Company makes interest-only payments for the first three months and thereafter the Company makes ten payments of $200 plus accrued interest on the outstanding balance.

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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  (dollars in thousands, except per share data)

     Although the first two principal payments on this note, made since September 30, 2002, have been in cash, based on its current liquidity status, unless cash flow improves substantially, the Company currently expects to pay most or the entire remaining principal and interest payments in shares of common stock. Should the Company elect to make such payments in stock (in whole or in part), the conversion price will be the lesser of (i) $3.49 and (ii) 83% of the average of the 10 lowest closing prices during the 30 trading days prior to the date of notice of payment. The Company's Databit subsidiary granted Laurus a security interest in Databit's accounts receivable.

     The Company estimated the fair value of the beneficial conversion feature and related warrant at the issuance of the convertible note to be approximately $692. Such amount was credited to additional paid-in capital and is being charged to interest expense over the conversion period (with respect to the note) and the exercise period (with respect to the warrants), using the effective interest method (approximately $256 and $311 for the three and nine months ended September 30, 2002, respectively). The face value debt of $2,000, less $381 of unamortized debt discount, from the beneficial conversion feature and the related warrants, is included in short-term debt and current maturities of long-term debt, net, at September 30, 2002. In addition, the Company incurred debt issuance costs of $167 with respect to the issuance of the convertible note. These costs will be amortized to interest expense using the effective interest method over the life of the note.

     The interest expense with respect to the convertible note consists of the interest payments at a rate of 10%, the amortization of debt issuance costs and the accretion of the carrying value of the convertible note to its face value (debt discount). Interest expense was $307 and $371, for the three and nine months ended September 30, 2002, respectively, and is expected to be recognized in the consolidated statement of operations as follows:

              Quarter ending December 31, 2002                         $246
              Quarter ending March 31, 2003                            $150
              Quarter ending June 30, 2003                              $61

NOTE 4: IMPACT OF RECENTLY ISSUED ACCOUNTING PRINCIPLES

     The Company adopted the remaining provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and all of the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. Upon adoption of SFAS No. 142, the Company evaluated its existing intangible assets and goodwill that were acquired in the purchase of business combinations, so as to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. Additionally, the Company has identified its reporting units to be its operating segments and allocated the goodwill at January 1, 2002 as follows: software consulting and development - $7,190, and energy intelligence solutions - $499.

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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  (dollars in thousands, except per share data)


     The Company was required to perform a transitional goodwill impairment assessment within six months of adoption of SFAS No. 142. The Company completed its transitional goodwill impairment assessment, with no adjustment to the carrying value of its goodwill as of January 1, 2002. The goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it with its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, additional steps are followed to recognize a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. The Company estimated the fair value of the primary portion of its software consulting and development reporting unit, subsequent to the Endan acquisition in the beginning of 2002, by using third-party valuations.

     At the end of the third quarter, management began to prepare the Company's annual financial operating plan for 2003. As a result of this process, management believes that, since the acquisition of Endan in December 2001, there has been an other than temporary decline in the hi-tech market in general and the software consulting market in Israel in particular. The Company began the process of evaluating the carrying value of the goodwill of its software consulting and development segment. The preliminary evaluation indicates the software consulting and development segment's goodwill is impaired and the Company has recognized a goodwill impairment charge of approximately $2,760 in the three months ended September 30, 2002. The estimate of the fair value of the segment was determined by applying a market-rate multiple to the estimated near-term future revenue stream expected to be produced by the software consulting and development segment (the method used at the time of the Endan acquisition). The Company will perform its annual impairment test in the fourth quarter of 2002 for all its reporting units (segments) and may adjust the impairment recorded this quarter for the software consulting and development segment.

     The Company ceased amortization of goodwill acquired in purchase business combinations, completed prior to July 1, 2001. Pro forma net loss and pro forma basic and diluted loss per share for the nine and three months ended September 30, 2001, adjusted to exclude goodwill amounts no longer amortized, are as follows:

                                                Nine months ended        Three months ended
                                               SEPTEMBER 30, 2001        SEPTEMBER 30, 2001
                                               ------------------        ------------------
Net loss:
   As reported ......................               $  (6,576)               $  (2,606)
   Add back: Goodwill amortization ..                     378                      125
                                                    ---------                ---------
         Pro forma net loss .........               $  (6,198)               $  (2,481)
                                                    =========                =========
Basic and diluted net loss per share:
   As reported ......................               $   (0.95)            $      (0.37)
   Add back: Goodwill amortization ..                    0.06                     0.01
                                                    ---------                ---------
         Pro forma net loss per share               $   (0.89)            $      (0.36)
                                                    =========                =========

     Amortization of intangible assets for the nine months ended September 30, 2002 was $305. Amortization expense for each of the next five years and thereafter is estimated as follows:

            YEAR ENDING DECEMBER 31,
           2002                                                           $366
           2003                                                            117
           2004                                                             91
           2005                                                             56
           2006                                                             46
           Thereafter                                                       41
                                                                        ------
                                                                          $717
                                                                        ======

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  (dollars in thousands, except per share data)


         Other intangible assets consist of:
                                              As of                  As of
                                         DECEMBER 31, 2001    SEPTEMBER 30, 2002
                                         -----------------    ------------------
Cost:
  License ......................               $  567               $  567
  Patents ......................                  279                  288
  Software and software licenses                  572                  260
  Backlog ......................                 --                    120
                                               ------               ------
                                               $1,418               $1,235
                                               ------               ------
Less: Accumulated Amortization:
  License ......................               $  456               $  544
  Patents ......................                   53                   82
  Software licenses ............                 --                     80
  Backlog ......................                 --                    108
                                               ------               ------
                                               $  509               $  814
                                               ------               ------

Other intangible assets, net ...               $  909               $  421
                                               ======               ======

     Effective January 1, 2002, the Company also adopted SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used, is measured by a comparison of the carrying amount of an asset, to the undiscounted future net cash flows expected to be generated, by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires the Company to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively to newly initiated disposal activities and, therefore, will depend on future actions initiated by management.

     During the quarter ended September 30, 2002, the Company recorded an impairment charge of $240 to cost of sales - services, related to acquired software used by its software consulting and development segment.

     In June 2001, the FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement amends FASB Statement No. 19, FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES, and it applies to all entities. The Company is required to adopt SFAS 143, effective for calendar year 2003. The Company does not expect the adoption of SFAS 143 to have a material impact on its future consolidated operations or financial position, as it is now constituted.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  (dollars in thousands, except per share data)


     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). The Company is required to adopt SFAS 146 effective January 1, 2003. The Company does not expect adoption of SFAS 146 to have a material impact on its future consolidated operations or financial position, as it is now constituted.

NOTE 5: INVENTORY
                                                   As of            As of
Inventory consists of the following:        DECEMBER 31, 2001 SEPTEMBER 30, 2002
                                            ----------------- ------------------
Raw materials, spare parts and supplies           $  409           $2,862
Work-in-process .......................             --                175
Finished goods and merchandise ........              249              188
                                                  ------           ------
                                                  $  658           $3,225
                                                  ======           ======

NOTE 6: ACQUISITIONS

     (a) In December 2001, the Company's dsIT subsidiary acquired all the outstanding shares of Endan IT Solutions Ltd., for an aggregate purchase price of $5,788. The transaction was accounted for as a purchase business combination and partial sale of a subsidiary. The results of operations and cash flows of Endan have been included in our consolidated financial statements beginning January 1, 2002. For further information, refer to the notes to the consolidated financial statements for the year ended December 31, 2001 included in our annual report on Form 10-K.

     The entire goodwill acquired was assigned to the software consulting and development segment. In accordance with SFAS No. 142, the Company recorded in the third quarter of 2002 an impairment of $2,760, against the software consulting and development segment goodwill, which includes a portion of the Endan goodwill. In connection with the acquisition, the Company continues to evaluate the status of the litigation described in Note 15(e) to our consolidated financial statements for the year ended December 31, 2001. While the Company does not expect an adverse ruling, any amounts awarded or paid during 2002 will be credited or charged to operations.

     Upon receipt of third-party valuation information, it was determined that the fair value of software acquired (five-year useful life), initially recorded at $500 at December 31, 2001, was $428 and that the fair value of backlog acquired (one-year useful life), not initially recorded, was $120. During the third quarter of 2002, an impairment of software acquired was recorded, reducing the remaining net book value by $240 (for more information see Note 4).

     (b) During the second quarter of 2002, the Company's Comverge subsidiary purchased certain assets to be used in a 70MW energy conservation program in the greater Houston, Texas area for $100.

NOTE 7: OTHER MATERIAL TRANSACTIONS.

     In September 2002, Comverge reached a settlement with a contract manufacturer to resolve a dispute regarding outstanding accounts payables owed by Comverge and breach of contract by the contract manufacturer. Pursuant to the settlement, Comverge agreed to pay $1,350 to the contract manufacturer for the purchase of $536 of raw materials in full settlement of the $1,538 of payables originally owed by Comverge, allowing Comverge to record a $724 decrease in the cost of sales in the third quarter. The terms of the settlement provides for an initial payment at closing of $450 and three installment payments of $300 each payable on October 4, November 4, and December 4. The deferred payments are backed by a letter of credit, which is secured by the Company with cash collateral. Comverge plans to resell approximately $388 of the acquired inventory to unrelated contract manufacturers and consume the remainder in its internal manufacturing operations.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  (dollars in thousands, except per share data)


NOTE 8: SUBSEQUENT EVENTS.

     In October 2002, Comverge was notified by a customer to temporarily suspend the work Comverge was then performing under a major contract and due for completion in the fourth quarter of 2002 due to the customer's concerns regarding one of Comverge's technology vendors. Subsequently, the customer agreed to allow Comverge to resume work pending an amendment to the contract that has been agreed to in principle and will satisfactorily address the customer's concerns that led to the suspension. If Comverge is unsuccessful in receiving a signed amendment to the contract and the customer attempts to exercise its rights to suspend or terminate the contract, such action could have a materially adverse impact on Comverge's financial condition and its operations in the fourth quarter.

NOTE 9: SEGMENT INFORMATION

                                                SOFTWARE
                                               CONSULTING         ENERGY
                                                   AND         INTELLIGENCE        COMPUTER
                                               DEVELOPMENT      SOLUTIONS          HARDWARE              OTHER           TOTAL
                                                -----------    ------------        --------              -----           -----
Nine months ended September 30, 2002:
   Revenues from external customers ..         $ 10,636          $ 12,683          $ 13,415         $    126          $ 36,860
   Intersegment revenues .............               72               870                73             --               1,015
   Segment gross profit ..............            1,704             3,918             2,260               51             7,933
   Segment income (loss)* ............           (3,553)           (2,465)               36               (2)           (5,984)

Nine months ended September 30, 2001:
   Revenues from external customers ..         $  9,647          $ 10,391          $ 16,005         $    114          $ 36,157
   Intersegment revenues .............              275               836                75             --               1,186
   Segment gross profit ..............            1,743             2,971             2,964               26             7,704
   Segment income (loss) .............           (1,469)           (4,481)              980               (8)           (4,978)

Three months ended September 30, 2002:
   Revenues from external customers ..         $  3,339          $  3,259          $  4,638         $     33          $ 11,269
   Intersegment revenues .............               53               391                27             --                 471
   Segment gross profit ..............              412             1,144               801                6             2,363
   Segment income (loss)* ............           (2,862)             (597)               61               (7)           (3,405)

Three months ended September 30, 2001:
   Revenues from external customers ..         $  2,527          $  4,283          $  3,519         $     30          $ 10,359
   Intersegment revenues .............              185               233                18             --                 436
   Segment gross profit ..............              179             1,267               778              (27)            2,197
   Segment income (loss) .............             (807)           (1,458)              174             --              (2,091)

     * Segment loss for the nine and three month periods ended September 30, 2002 in the software consulting and development segment include a charge of $3,000 for impairment of goodwill and acquired software reduced by $528 for minority interests.

RECONCILIATION OF SEGMENT INCOME (LOSS) TO NET LOSS:

                                                         Nine months ended                Three months ended
                                                            September 30,                   September 30,
                                                     --------------------------        -----------------------
                                                       2001            2002             2001             2002
                                                     ------------   -----------        ----------- -----------
Total loss for reportable segments .........         $(4,970)         $(5,982)         $(2,091)         $(3,398)
Other operational segment loss .............              (8)              (2)            --                 (7)
                                                     -------          -------          -------          -------
     Total operating loss ..................          (4,978)          (5,984)          (2,091)          (3,405)
Net income (loss) of corporate headquarters*          (1,598)          (2,388)            (515)            (866)
                                                     -------          -------          -------          -------
Total net loss .............................         $(6,576)         $(2,606)         $(4,271)         $(8,372)
                                                     =======          =======          =======          =======

     * Net loss of corporate headquarters for the nine and three months ended September 30, 2002 includes $311 and $256 of interest expense related to the amortization of the fair value of the beneficial conversion feature and related warrants at the issuance of the convertible note in June of 2002.

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

     During the periods included in this report, we operated in three reportable segments: software consulting and development, energy intelligence solutions, and computer hardware. The following analysis should be read together with the segment information provided in Note 9 to the interim unaudited consolidated financial statements included in this quarterly report, which information is hereby incorporated by reference into this Item 2.

     SOFTWARE CONSULTING AND DEVELOPMENT

     With the expanded product offerings and revenue base resulting from the acquisition of Endan in December 2001, our software consulting and development segment has been able to partially offset the drop in revenues, compared to the immediately preceding quarter, due to the continued weakness in the hi-tech sector in general and the software consulting and development market in particular. Revenues for this segment in the third quarter of 2002 continued to decline, albeit at slower rate than it would have been without the Endan acquisition. We expect that these market conditions will cause revenues to continue to decline in the fourth quarter of 2002, and will stay at depressed levels for the foreseeable future. In light of this other than temporary decline in the high tech markets and in preparing its financial projections for 2003, the Company recorded a non-cash charge of $3 million from impairment of the segment's goodwill and software. However, we expect to reduce losses and the results from operations to continue to improve, as they did this quarter, due to the continued efforts to improve the cost structure at dsIT both in terms of personnel and efficiency of operations.

     It is difficult to discern the effect of the general downward trend in the hi-tech markets from the effect of the turmoil in Israel over the last year and the negative effect on the Israeli economy. Should the unrest continue, it is unclear how our business there will be effected in the future.

     ENERGY INTELLIGENCE SOLUTIONS

Comverge sales decreased in the third quarter of 2002, compared to the immediately preceding quarter and the third quarter of 2001, primarily due to fewer product shipments caused by production delays that were due to the replacement of its main contract manufacturer, start-up problems with new product lines and delayed shipments under a major contract due to customer concerns regarding one of Comverge's technology vendors. In October 2002, Comverge was notified by a customer to temporarily suspend the work Comverge was then performing under a major contract and due for completion in the fourth quarter of 2002 due to the customer's concerns regarding one of Comverge's technology vendors. Subsequently, the customer agreed to allow Comverge to resume work pending an amendment to the contract that has been agreed to in principle and will satisfactorily address the customer's concerns that led to the suspension. As a result of our expectation to fulfill this major contract, the shift of product shipments to the fourth quarter of 2002 and general improvement in business, we expect Comverge sales to increase significantly in the fourth quarter, compared to the third quarter. Comverge recorded a $724 non-recurring credit to cost of sales in the third quarter of 2002 as a result of a settlement with its former main contract manufacturer. Gross profit from its ongoing operations, not including the non-recurring credit decreased primarily as a result of a decrease in sales with relatively higher profit margins, partially being deferred to the next quarter. In addition, Comverge is continuously working on improving its cost structure and employee related expenses and these are expected to decline in the coming quarters as the result of cost saving initiatives implemented in, and prior to, the third quarter of 2002. As a result of the expected increases in sales, improved cost structure and expected decreases in inventory levels, cash flows from operating activities are expected to continue to improve in the fourth quarter of 2002.

     COMPUTER HARDWARE

     Databit sales in the third quarter of 2002 continued to improve for the fourth consecutive quarter and were 3% above the preceding quarter and 32% above sales in the third quarter of 2001. We expect a more marked increase in sales in the fourth quarter and to generally maintain the current level of sales for 2003.

RESULTS OF OPERATIONS

     The following table sets forth certain information with respect to the results of our operations for the three and nine months ended September 30, 2001 and 2002, including the percentage of total revenues during each period attributable to selected components of operations statement data and for the period-to-period percentage changes in such components.

                                     Nine months ended September 30,                      Three months ended September 30,
                           ----------------------------------------------------  --------------------------------------------------
                                    2001                 2002            Change          2001                2002            Change
                           -----------------   ---------------------     ------  ------------------  -------------------     ------
                                         % of                   % of       % of                % of                 % of      % of
                              ($,000)    sales     ($,000)      sales      2001    ($,000)     sales    ($,000)     sales     2001
                              ------     -----     -------      -----      ----    -------     -----    -------     -----     ----
Sales ....................   $ 36,157     100%    $ 36,860       100%        2%   $ 10,359       100%  $ 11,269      100%       9%
Cost of sales ............     28,453      79       28,927        78         1       8,162        79      8,906       79        6
                             --------    -----    --------    -------             --------     -----    -------     -----
   Gross profit ..........      7,704      21        7,933        22         3       2,197        21      2,363       21        8
R&D expenses .............      2,216       6        1,266         3       (43)        863         8        256        2      (70)
SG&A expenses ............     12,628      35       12,675        34         0       4,242        41      3,923       35       (8)
Impairment of goodwill ...       --        --        2,760         7                  --         --       2,760       24
                             --------    -----    --------    -------             --------     -----    -------     -----
   Operating loss ........     (7,140)    (20)      (8,768)      (24)       23      (2,908)      (28)    (4,576)     (41)      57
Interest income
(expense), net ...........        556       2         (540)       (1)     (197)        177         2       (393)      (3)    (322)
Other income, net ........         26       0          148         0       469          31         0         56        0       81
Minority interests .......       --        --          852         2                  --         --         649        6
                             --------    -----    --------    -------             --------     -----    -------     -----
   Loss before provision .     (6,558)    (18)      (8,308)      (23)       27      (2,700)      (26)    (4,264)     (38)      58
     for income taxes
Provision for income taxes         18       0           64         0       256         (94)       (1)         7        0     (107)
                             --------    -----    --------    -------             --------     -----    -------     -----
   Net loss ..............   $ (6,576)    (18)%   $ (8,372)      (23)%      27%   $ (2,606)      (25)% $ (4,271)     (38)%     64%
                             ========    =====    ========    =======             ========     =====    =======     =====

     SALES. Sales in the third quarter and first nine months of 2002 were $11.3 million and $36.9 million, respectively, increasing over the same periods in 2001 by 9% and 2%, respectively. Sales in the third quarter of 2002 were 12% below those of the immediately preceding quarter. The increase compared to the third quarter of 2001 was primarily due to increased sales in both software consulting and development and computer hardware segments, partially offset by a decrease in energy intelligence solution sales. That decrease was the primary reason for the decrease in sales in the third quarter as compared to the immediately preceding quarter, while sales in the other segments remained relatively stable during the period.

     Energy intelligence solution sales in the third quarter of 2002 were $3.3 million, 24% below sales in the third quarter of 2001 and 32% below sales in the immediately preceding quarter. Segment sales in the first nine months of this year were $12.7 million, 22% above sales in the first nine months in 2001. The decrease in this segment's sales in the third quarter was primarily attributable to fewer product shipments caused by production delays, due to the replacement of Comverge's main contract manufacturer and start-up problems with the introduction of new products.

     Sales in the computer hardware segment continued to improve and were $4.6 million and $13.4 million in the third quarter and first nine months of 2002, respectively. This reflects a 32% increase over sales in the third quarter of 2001, though still 16% below sales of the first nine months of 2001. This segment's third quarter sales were 3% over sales in the immediately preceding quarter.

     Software consulting and development sales were $3.3 million and $10.6 million in the third quarter and first nine months of 2002, respectively, increasing by 32% and 10%, compared to the same periods of 2001, respectively. This improvement in sales, was entirely attributable to the expanded revenue base achieved as a result of the Endan acquisition by dsIT in December 2001, which more than offset the general weakness in the global hi-tech markets and in the software consulting and development market in particular. This continued weakness in the hi-tech markets is the primary reason for the 3% decrease in sales in the third quarter of 2002 compare to the immediately preceding quarter.

     GROSS PROFIT. Gross profit in the third quarter of 2002 was $2.4 million increasing 8% compared to the third quarter of 2001, although 9% below the immediately preceding quarter. Gross profit in the first nine months of 2002 was $7.9 million increasing by 3% compared to the first nine months of 2001.

     The increase in gross profit in the third quarter and first nine months of 2002, compared to the same periods in 2001, was primarily due to a non-recurring $724 credit to cost of sales resulting from Comverge's settlement with its former contract manufacturer. This credit was partially offset by other non-recurring charges of $240 for the impairment of acquired software and $125 one time warranty accrual. In addition, gross profit margins from operations, excluding non-recurring expenses, improved in our software consulting and development segment from 11% in the third quarter of 2001 to 19% in third quarter of 2002, while remaining stable in comparing the nine-month periods. This improvement in gross profit margins in the software consulting and development segment, was partially offset by a decrease in gross profit margins in the computer hardware segment from 22% in the third quarter of 2001 to 17% in the third quarter of 2002. In addition, the gross profit margin in the energy intelligence solutions segment in the third quarter of 2002, excluding the non-recurring credit and debit, decreased as a result of a decrease higher profit margin sales, which were partially being deferred to the next quarter.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). In the third quarter of 2002 SG&A was $3.9 million, decreasing by 12% and 8%, compared to the immediately preceding quarter and third quarter of 2001, respectively. This decrease primarily reflects decreases in overhead expenses in the utility solutions segment as well as a continued decrease in corporate expenses. SG&A in the first nine months of 2002 was at a level similar to that of the same period of 2001.

     IMPAIRMENT OF GOODWILL. With the acquisition of Endan by our dsIT subsidiary in December 2001, we recognized goodwill and acquired software valued at a total of $6.4 million. This value was supported by third party valuations prepared at the time of the acquisition, based on sales and business projections made at that time. Since then, the hi-tech market in general and that of software consulting in particular have continued to deteriorate. We have made concerted efforts to offset this negative trend with cost cutting measures already implemented. As we look forward to the coming year, the expense recorded reflects our reassessment of the values then recorded with respect to the entire software consulting and development segment to reflect our current sales projections, based on the same valuation models then employed. We are confident that the cost cutting measures already implemented, will provide for breakeven and even positive performance in the coming quarters, justifying the remaining goodwill and value attached to this segment.

     INTEREST EXPENSE. The net interest expense in the 2002 periods, as opposed to net interest income in the 2001 periods, as well as the increase over interest expense in the immediately preceding quarter, resulted primarily from the $307 finance expense incurred in the third quarter of 2002, for the amortization of costs associated with the convertible debenture issued towards the end of the second quarter of 2002. In addition, interest income decreased as a result of decreasing funds invested, as they are utilized to finance our domestic operations, as well as a decrease in interest rates. The financial expenses associated with the convertible debenture will continue in the next three quarters, at a decreasing rate.

     MINORITY INTERESTS. Minority interests, reflects primarily the minority interests in our dsIT subsidiary, since the Endan acquisition in December 2001. The increase in minority interests reflects their participation in losses generated by dsIT in the third quarter of 2002 including a portion of the impairment of goodwill and acquired software in this segment as described above.

     NET LOSS. The net loss in the third quarter and first nine months of 2002 increased to $4.3 million and $8.4 million, respectively, compared to $2.6 million and $6.6 million, in the same periods of 2001. These increases were principally due to the aforementioned impairment of goodwill and acquired software.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002 we had working capital of approximately $2,359,000 including $2,107,000 in non-restricted cash, cash equivalents and debt security investments. Of the total working capital, $462,000 was in our majority-owned Israeli subsidiary dsIT and, due to Israeli tax and company law constraints as well as the significant minority interest in dsIT, such working capital is not available to finance US activities. Net cash used in operating activities during the third quarter of 2002 was $2,334,000 in addition to $2,617,000 net cash used in the first half of this year. The primary factors for our net cash usage during the third quarter of 2002, were (i) Comverge's additional investment in inventory of $855,000 (bringing its total inventory to $3,074,000), (ii) Comverge's loss for the period of $597,000 (iii) a reduction of non-restricted cash, due to the deposit of $900,000 which secured a deferred payment obligation in the financing of Comverge's additional inventory purchases and (iv) the $276,000 decrease in accounts payable and other liabilities. These uses of cash were offset in part by a decrease of $1,069,000 in our accounts receivable and other current asset balances during the third quarter of 2002.

     As of October 31, 2002 our US operations had an aggregate of approximately $1,900,000 in cash, cash equivalents and short-term debt securities, reflecting a $2,000,000 decrease from the balance as July 31, 2002. This decrease resulted from the following cash payments by us: (i) making the October payment on account of the Laurus convertible debenture for $215,000 in cash, (ii) a final payment of $193,000 pursuant to the settlement agreement with Bounty Investors,
(iii) a payment of $650,000 for Comverge's settlement with its former main contract manufacturer for inventory and accounts payable and (v) $942,000 to fund other Comverge and corporate activities. During this period our computer hardware and domestic software consulting activity was close to breakeven, and consequently did not provide any funds to support US corporate activity. Since October 31, 2002 we paid in cash to Laurus also the second principal and interest payment of $215,000 under the convertible debenture.

     Our liquidity and ability to continue as a going concern is contingent on a number of factors:

     o Need to achieve positive cash flow in computer hardware segment: In the last four quarters the computer hardware segment operations have been breakeven, not providing any cash to support US corporate activities. We believe this segment will increase its sales significantly as a result of a couple of large transactions already completed and others currently being negotiated. As a result, the level of sales in the computer hardware segment is expected to increase from an average of $4,300,000 in the last four quarters to over $7,000,000 in the fourth quarter and an average of more than $6,000,000 per quarter in 2003. This increase in sales together with reductions in overhead expenses in the segment are expected to generate over $700,000 in cash flow in the fourth quarter of this year and an average of $320,000 in each quarter of 2003.

          Although these sales objectives reflect an increase of almost 50% over average per quarter sales in the last four quarters, we are reasonably confident that it will meet these projections, as a substantial portion of the orders projected for the fourth quarter of 2002 and the first quarter of 2003 have already been received.

     o Need to implement additional reduction of corporate expenses: Over the last four quarters, we have been successful in reducing corporate overhead expenses by more than 20% from an average of $846,000 per quarter in 2001 to $651,000 in the third quarter of 2002. We achieved this decrease in costs primarily by reducing salary expenses and professional fees, including a 10% cut in management salaries since August 2002, negotiation of reduced legal billing rates and a cap on quarterly legal expenses. In order to maintain sufficient liquidity for the coming 12 months, we wish to reduce corporate expenses by an additional 10%, from the level in the third quarter of 2002, to less than $600,000 per quarter.

     o Need to minimize our investment in Comverge: Except for the additional investment in raw material inventory noted above, Comverge's operating cash flow continued to improve in the third quarter of 2002.

          As projected in the past, we expect that Comverge will be cash flow positive in the fourth quarter of 2002. The expected improvement in operating cash flow in the fourth quarter of this year results primarily from (i) increases in sales from contracts in hand, resulting also from shipments delayed from the third quarter and (ii) expected utilization of the raw material inventory purchased by Comverge in the second and third quarters. However, if Comverge is unable to reach an agreement to amend the contract discussed in Note 8 and shipments are as a result suspended or the contract is terminated, sales in the fourth quarter of 2002 would be significantly lower than currently expected having a materially adverse impact on Comverge's cash flow, financial condition and its operations in that quarter.

          We do not currently expect Comverge's sales in 2003 to be as high as those projected for the fourth quarter of 2002, and, consequently, Comverge's current cost structure would result in negative cash flow in 2003. To address Comverge's cash flow situation, we have prepared a business plan for 2003, focusing particularly on the first quarter, which details the cost cutting measures that must be taken before the end of 2002, to ensure Comverge is cash flow neutral and that its cost structure reflects the expected level of revenue. Should the revenue level expected be as low as that experienced this year, the instituted business plan would include measures that could have a severely negative effect on Comverge's business model and the current way it does business.

          Comverge is in the process of negotiating a $2,000,000 line of credit, secured by its accounts receivables and inventory, guaranteed by us. The line of credit, if obtained, will provide temporary relief to Comverge's cash flow concerns but will not solve comverge's longer term liquidity needs. In addition, the amount available to Comverge under this facility would be negatively impacted if its customer suspends or terminates its agreement (see Note 8).

          We have has not been successful in attracting outside equity funding for Comverge to date, and the current state of the capital markets is not favorable for raising such funds. However, our long-term strategy remains to establish independent outside funding to finance its activities. There can be no assurance that we or Comverge will be able to raise additional capital or secure alternative financing or raise amounts sufficient to meet the long-term needs of the business; we are therefore not including proceeds of any such possible financing in our current liquidity projections.

     o Payments under the Laurus Convertible Note: Since September 30, 2002, we have made the first two principal payments on the convertible note described in Note 3, in cash. Unless cash flow improves substantially, the remaining payments will be made by delivering shares of its common stock, thereby conserving cash. Payments using the Company's common stock, however, would involve substantial dilution and could have a negative impact on the price of our common stock.

     dsIT is fully utilizing its line of credit of $2,000,000. We believe that dsIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months. This is based on continued utilization of its line of credit and improved operating results stemming from continued cost reductions.

     We believe that our plans to finance our operations over the next 12 months can be successfully implemented on a timely basis in a manner that will not impede our ability to implement its current business strategy. However, due to our liquidity, execution of these plans is subject to significant risks and uncertainties, including those associated with (i) timely manufacture and delivery of products, (ii) obtaining additional business from current and prospective customers, and (iii) effective and timely implementation of our planned reductions in direct costs and expenses.

     Should we be unsuccessful in implementing our plans on a timely basis, we may not have sufficient liquidity to continue with our operations as currently conducted.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement amends FASB Statement No. 19, FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES, and it applies to all entities. We are required to adopt SFAS 143, effective for calendar year 2003. We do not expect the adoption of SFAS 143 to have a material impact on our future consolidated operations or financial position, as we are now constituted.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). We are required to adopt SFAS 146, effective January 1, 2003. We do not expect the adoption of SFAS 146 to have a material impact on our future consolidated operations or financial position, as we are now constituted.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we are exposed to fluctuations in interest rates on the $6.0 million of debt incurred to finance our capital expenditures as well as short-term and long-term debt, currently $1.8 million and $590,000, respectively, to finance our operations in Israel. Our convertible note, with a face value of $2 million, has a fixed rate of interest of 10%; however, the conversion feature of our convertible note is exposed to fluctuations in the price of our common stock. Additionally, our monetary assets and liabilities (net liability of approximately $855,000) in Israel are exposed to fluctuations in exchange rates. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or exchange rate exposures. In addition, we currently have $411,000 invested in debt securities with maturities in excess of one year. These debt securities are classified as trading securities and expose us to interest rate risk with respect to the effect fluctuations of market interest rates have on the valuation of these securities.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

CHANGES IN CONTROLS AND PROCEDURES

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

     10.1 Amendment to Employment Agreement, dated as of June 1, 2002, between the registrant and Yacov Kaufman.

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

Dated:  November 14, 2002

                                   By: /S/ YACOV KAUFMAN
                                   --------------------------------------
                                      Yacov Kaufman
                                      Vice President and Chief Financial Officer

     I, George Morgenstern, the Chief Executive Officer of Data Systems & Software Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Data Systems & Software Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 14, 2002             By:  \S\ GEORGE MORGENSTERN
                                           ------------------------------
                                           George Morgenstern
                                           Chief Executive Officer

     I, Yacov Kaufman, the Chief Financial Officer of Data Systems & Software Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Data Systems & Software Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 14, 2002        By:  \S\ YACOV KAUFMAN
                                      ----------------------
                                      Yacov Kaufman
                                      Chief Financial Officer

                                  EXHIBIT 10.1

                        AMENDMENT TO EMPLOYMENT AGREEMENT

AMENDMENT TO EMPLOYMENT AGREEMENT dated as of June 1, 2002 between DATA SYSTEMS & SOFTWARE INC., a Delaware corporation (the "Company"), and YACOV KAUFMAN (the "Executive"),


                              W I T N E S S E T H:

WHEREAS, the Executive and the Company signed an employment agreement on January 1, 1999 and wish to extend it and amend certain terms; and

WHEREAS, the Executive has successfully fulfilled the responsibilities of his positions in the Company and its subsidiaries; and

WHEREAS, the Company desires to assure itself of the Executive's continued services, and the Executive is willing to continue to provide such services to the company, all upon the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the promises hereinafter set forth, the parties hereto, intending to be legally bound, hereby agree as follows:

     EMPLOYMENT.

To extend the Employment Period as defined in the Employment Agreement.

     COMPENSATION.

To amend Paragraph 2(a) in the Employment Agreement so as to reflect the salary previously approved and pay the Executive a salary at the rate of $13,333 per month, retroactive to January1, 2001. In addition, commencing on January 1, 2002 an additional sum of $3,334 per month.

     TERMINATION.

Replace Paragraph 4(c) of the Employment Agreement with;

(c) In addition to the severance payment pursuant to Paragraph 4(b), upon the termination of the Executive's employment, the Company shall pay the Executive a termination payment equal to six times his last month's total compensation.

This payment is in addition to any other rights and payments owing to the Executive under this Agreement."

     COUNTERPARTS.

This Agreement may be executed in counterparts, each of which shall constitute an original and which together shall constitute one and the same agreement.

     IN WITNESS WHEREOF the parties hereto have executed this Agreement, as of the day and year first above written.

                                         DATA SYSTEMS & SOFTWARE INC.

   \S\ YACOV KAUFMAN                     By:\S\ GEORGE MORGENSTERN
   ------------------------                 ------------------------
   Yacov Kaufman                                George Morgenstern
                                                CEO and President

                                         By:\S\ SHELDON KRAUSE
                                            --------------------
                                                Sheldon Krause
                                                Secretary

                                  EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Data Systems & Software Inc. (the "Company") on Form 10-Q for the three and nine month periods ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Morgenstern, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

  /S/ GEORGE MORGENSTERN
------------------------
George Morgenstern
Chief Executive Officer
November 14, 2002

                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Data Systems & Software Inc. (the "Company") on Form 10-Q for the three and nine month periods ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Yacov Kaufman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

  /S/ YACOV KAUFMAN
-------------------
Yacov Kaufman
Chief Financial Officer
November 14, 2002