Form 10-K
period 2002-12-31
DATA SYSTEMS & SOFTWARE INC
filed 2003-04-16
CIK 880984

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                                 (201) 529-2026
               Registrant`s telephone number, including area code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                          COMMON STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes / / No /x /

     The aggregate market value of the common stock held by non-affiliates of the registrant at March 31, 2003 was approximately $19.1 million. The aggregate market value was calculated by using the closing price of the stock on that date on the Nasdaq National Market.

     Number of shares outstanding of the registrant`s common stock, as of March 31, 2003: 7,391,363

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain sections of the registrant`s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the end of the registrant`s fiscal year are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                 PAGE

PART I

Item 1.    Business ............................................................    1

Item 2.    Properties ..........................................................    8

Item 3.    Legal Proceedings ...................................................    8

Item 4.    Submission of Matters to a Vote of Security Holders .................    9

PART II

Item 5.    Market for Registrant`s Common Equity and Related Stockholder Matters   10

Item 6.    Selected Financial Data .............................................   10

Item 7.    Management`s Discussion and Analysis of Financial Condition
              and Results of Operations ........................................   12

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..........   22

Item 8.    Financial Statements and Supplementary Data .........................   22

Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure .............................................   22

PART III

Item 10.   Directors and Executive Officers of the Registrant ..................   23

Item 11.   Executive Compensation ..............................................   23

Item 12.   Security Ownership of Certain Beneficial Owners

             and Management and Related Stockholder Matters ....................   23

Item 13.   Certain Relationships and Related Transactions ......................   23

Item 14.   Controls and Procedures .............................................   23

Part IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....   25

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

     EasyBill(TM)  and  OncoPro(TM) are trademarks of our Endan IT Solutions Ltd
subsidiary.   Maingate(R)  is  a  registered  trademark  and  PowerCamp(TM)  and
Superstat(TM) are trademarks of our Comverge, Inc. subsidiary.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Through our subsidiaries in the United States and Israel, we are engaged in the following businesses:

     o Software Consulting and Development--Providing consulting and development services for computer software and systems, primarily through our dsIT subsidiary.

     o Energy Intelligence Solutions--Developing and marketing load control, data communications and other energy intelligence solutions for electric utilities and their customers, through our Comverge subsidiary.

     o Computer Hardware Sales--Serving as an authorized dealer and a value-added-reseller (VAR) of computer hardware, through our Databit subsidiary.

SALES BY ACTIVITY

     The following table shows, for the years indicated, the dollar amount and the percentage of the sales attributable to each of the activities of our operations.

                                           2000           2001            2002
                                      -------------   ------------   -------------
                                       Amount    %    Amount    %     Amount    %
                                      -------   ---   -------  ---   -------   ---
Software consulting and development   $18,977    33   $12,279   27   $14,202    25
Energy intelligence solutions .....    17,105    30    13,793   30    19,023    34
Computer hardware sales ...........    21,515    37    19,794   43    22,605    41
Other .............................       242    --        58   --        56    --
                                      -------   ---   -------  ---   -------   ---
          Total Sales .............   $57,839   100   $45,924  100   $55,886   100
                                      =======   ===   =======  ===   =======   ===

SOFTWARE CONSULTING AND DEVELOPMENT

Services

     Through dsIT Technologies Ltd. ("dsIT"), we provide computer software and systems consulting, development and integration services. dsIT`s principal area of technological expertise is state-of-the-art hardware with embedded real-time software systems in a wide variety of applications, primarily telecommunications, digital signal processing, image processing, software testing and validation, electronic warfare, simulation and electro-optics. dsIT combines the characteristics of a systems and software house with significant hardware development capabilities, in a wide range of application areas, spanning from military and aerospace applications, security and public safety systems, telecom and datacom systems, and command and control. Through our acquisition of Endan IT Solutions Ltd. ("Endan"), dsIT now offers expertise and solutions products for billing, healthcare and other IT applications.

     We provide our services either on a time-and-materials or fixed-price basis. When working on a time-and-materials basis, our engineers are generally sent to the customer`s premises to perform design and development activities under the customer`s direction. In these engagements, our personnel typically have no specific obligation for product delivery. During 2000, 2001 and 2002, sales attributable to services provided on a time-and-materials basis were $14.2 million, $7.9 million and $9.8 million, respectively, accounting for approximately 75%, 64% and 69% of segment sales for such years, respectively.

     When working on a fixed-price basis, we undertake to deliver software or hardware/software solutions to a customer`s specifications or requirements for a particular project, accounting for these services on the percentage-of-completion method. Since the profit margins on these projects are primarily determined by our success in controlling project costs, margins on these projects may vary substantially as a result of various factors, including underestimating costs, difficulties associated with implementing new technologies and economic and other changes that may occur during the term of the contract. During 2000, 2001 and 2002, sales from fixed-price contracts were $4.8 million, $4.4 million and $3.7 million respectively, accounting for approximately 25%, 36% and 26% of segment sales for such years, respectively.

     Sales and maintenance of our billing and healthcare proprietary software from our Endan subsidiary provided $0.7 million or 5% of segment sales during 2002.

Customers and Markets

     Israel has historically been the primary area of this segment`s operations, accounting for 82%, 88% and 95% of segment sales in 2000, 2001 and 2002, respectively. This trend will continue as a result of our acquisition of Endan and the decline in our consulting business in the United States. We have developed a diverse customer base. In 2002, no customer accounted for more than 9% of segment revenues.

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

Proprietary Rights

     As a result of the Endan acquisition, we now own two proprietary software packages: EasyBill(TM), a comprehensive customer service and billing system aimed at the low to middle end application market; and OncoPro(TM), which manages hospital medical files and has advanced applications for oncology departments. The intellectual property rights resulting from our consulting and development services are generally owned by the customer for whom the services are performed. Other than EasyBill and OncoPro, we have no capitalized software to be sold, leased or otherwise marketed.

ENERGY INTELLIGENCE SOLUTIONS

Overview

     Through our Comverge subsidiary, we design, develop and market a full spectrum of products, services and solutions to electric utilities and energy service companies and their residential and business customers that provide energy intelligence - the optimal transfer and usage of energy. Comverge provides energy intelligence solutions to energy suppliers in the U.S. and around the world. Comverge`s energy intelligence solutions brings to bear a combination of hardware development and manufacturing capabilities and a suite of software products which, together or separately, help investor-owned utilities, energy service companies and other providers of electricity, as well as their customers address energy usage issues through load control, data communications and analysis, real-time pricing and integrated billing and reporting. Our load control solutions allow our customers to reduce usage or "shed load" during peak usage periods, such as the summer air conditioning season, thereby reducing or eliminating the need to buy costly additional power on the spot market, or invest in new peaking generation capacity. This solution is both cost-effective and environmentally superior to building new generation capabilities. Our two-way data communications solutions allow utilities to gather, transmit, verify and analyze real-time usage information, and can be used for automated meter reading, support time-of-use metering, theft detection, remote connect/disconnect and other value-added services.

    On April 7, 2003, Comverge announced the completion of its previously announced Private equity financing in the amount of $13 million and the finalization of terms for a new credit arrangement of $6.5 million with a leading financial institution. See the discussion under "Recent Developments" in "Item 7. Management`s Discussion and Analysis of Financial Condition and Results of Operations. "

History

     Since 1992, we have been designing, developing and marketing two-way interactive communications solutions that provide real-time, remote automated meter reading and data management capabilities to utilities internationally. We developed state-of-the-art, high-speed, power line carrier technology and deployed pilot systems in Thailand, Taiwan, Venezuela, Argentina, Israel and Mexico.

     In January 1998, Comverge acquired certain assets and licenses to intellectual property from Lucent Technologies` Utilities Solution business division. The licensed technology relates to a product which had been deployed by Lucent using a two-way cable TV system and as well as an Internet-based wireless network. Comverge employs a number of the employees who were involved in developing this product.

     In  August   1999,   Comverge   purchased   the  assets  and   business  of
Scientific-Atlanta`s Control Systems division, acquiring its load control and gateway product lines and hiring a number of employees from this division.

     Comverge has offices in Florham Park, New Jersey from which its sales and marketing and PowerCAMP(TM) software groups operate. Comverge`s administrative and engineering personnel and principal product manufacturing facility are located in Atlanta, Georgia. Comverge also maintains a small research and development center in Israel.

Products and Services

     Comverge offers data communications and load control product solutions that address the information and control needs of global energy market through our power line technology and expertise we developed, combined with our strategic acquisitions of technology, personnel, contracts and customer base from Lucent and Scientific-Atlanta. Our technical expertise includes load control, broadband, wireless and powerline communications, and Internet and home networking and automation.

     Comverge currently offers products and services in four product lines:

     o Real-time usage information products; o Load control products; o Gateway products, which combine real-time information and control; and

     o PowerCAMP Software products that allow utilities to conserve, analyze, monitor and price electric usage.

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

     Load Control Products. Power distribution companies use load control products to reduce peak electrical demand, avoiding the need to buy costly electricity on the spot market or to build new generation facilities. Generators and energy marketers can use load control products to free capacity during high cost periods for resale to others. We offer our customers three major load control products: digital control units, also known as DCUs, SuperStats and Maingate. The DCU is a switch that can be connected to any appliance, such as an air conditioner or water heater, and that permits the user to turn appliances on and off from a remote location utilizing wireless communications. Our SuperStat product combines a programmable thermostat with a wireless communication module to provide cooling systems direct load control, allowing customers to choose when and how much energy to use, while giving the utility the ability to control air conditioning systems through the thermostat during peak usage periods.

     Gateway  Products.  Maingate,  our gateway  product,  is a system  designed around a communications "gateway", or bridge, which permits two-way real-time communications between a local area network (LAN), such as a "network" of appliances and other devices within a home, or a network of meters at multiple users, and a wide area network (WAN), such as cable, telephone or CDPD. Maingate provides information and load control functionality to both the electricity provider and its customers and can significantly reduce the customer`s electricity bills. When fully integrated with our PowerCAMP software, Maingate provides our customers with a comprehensive solution for their diverse energy management requirements.

     Maingate provides two-way real time metering, time-of-use pricing, load control and whole house surge suppression for residential users. In the typical configuration, the central air conditioning system, controlled by a SuperStat thermostat, the water heater and up to one additional appliance within the home, are fitted with power line communication ("PLC") based load control devices. The load control devices and the SuperStat are networked, and linked via the Maingate gateway to the WAN. Maingate allows the customer to automatically respond to energy price variations to minimize their usage during high priced periods. Rollout of Maingate Home is being deployed for a major Southeastern utility under a contract that provides for the installation of Maingate into 40,000 homes. As of December 31, 2002, we have provided approximately 14,000 units under this contract.

     PowerCAMP Software Products. PowerCAMP is an extensive suite of software developed by our engineers and deployed in several countries. The software used in PowerCAMP has been subject to extensive field-testing and customer interaction and has been the backbone for monitoring and analyzing utility meter reading and load management programs using Comverge products. We have taken this software and packaged and modularized it as a suite of stand-alone software editions for utilities and their residential, commercial and industrial customers. PowerCAMP can also serve those customers through a web-based Application Service Provider, or ASP, model.

Customers and Markets

     Our energy intelligence solutions business has over 500 customers in eight countries and we have an installed base of approximately 5,000,000 end point installations worldwide. The global market for energy intelligence solutions is immature and still emerging. Reliable information as to the current size of the market we serve or its rate of growth is not readily available. We anticipate growth in our market will be driven by the following factors:

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

     Comverge`s customers are generally domestic electric utilities, electric service companies or prime contractors that serve electric utilities. Our largest customer is Florida`s Gulf Power, which purchased over $4 million in products and services in 2002. We have proven that our CDC and SuperStat products work in small-scale deployments, and as our track record grows, we expect to expand our sales to our existing customers to full-scale deployments. In addition to expanding relationships with existing customers, our strategy is to take advantage of the relationships with these customers to extend our sales to their affiliates, many of whom are owned by large utility holding companies with several owned utilities. We have also formed joint marketing partnerships with Verizon Wireless, Schlumberger and Honeywell, and continue to plan to expand on these relationships.

Competition

     Within the emerging energy intelligence solutions market, we face competition from a variety of companies and products, each of which is trying to garner a share the market. Key competitors include Itron, ABB, Schlumberger and Mainstreet Networks for our gateway products, CEPG for commercial and industrial AMR products, and Cannon Technologies and Itron in the load control area. In addition to these companies, there are many other competitors and potential competitors vying for a piece of this as yet undefined market. We believe that our products offer significant competitive advantages because they:

     o    have been proven in the field;

     o offer significant technological advantages over competing products; and/or o cost less than many of our competitors` products.

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

COMPUTER HARDWARE SALES

Products and Services

     Through our Databit subsidiary, we sell and service PC-based computer hardware, software, data storage, client/server and networking solutions principally in the greater New York City metropolitan area. Databit is an authorized direct seller, value-added-reseller and an authorized service provider for equipment and software from such well-known industry leaders as Compaq, IBM, Microsoft, Oracle, 3Com, Compaq/Hewlett-Packard, NEC, Acer, Apple and Dell. We offer our customers a full range of systems integration services, including design, implementation, hardware and software selection, and implementation of local and wide area networks. In addition, we provide maintenance and service to customers under extended service agreements. Our equipment and software sales and other services are offered under separately negotiated and priced agreements.

Customers and Markets.

     Computer hardware segment sales include sales to two major customers, Montefiore Medical Center, which accounted for approximately 24%, 25% and 22% of segment sales in 2000, 2001 and 2002, respectively, and a large law firm, which accounted for approximately 21% in 2002. Another law firm customer accounted for 5% and 12% of segment sales in 2000 and 2001, respectively. No other customer accounted for more than 10% of segment sales. We reduced our dependence on the NY metro market which accounted for 70% of segment revenues in 2002, compared to 84% in 2001. This is partially attributable to the sales office we opened on the West Coast, which we are enhancing in 2003.


Competition

     The market for PCs and related peripheral hardware sales in which we operate is characterized by severe competition in price-performance, breadth of product line, financing capabilities, technical expertise, service and overall reputation. Manufacturers have been increasing their direct sales efforts on the Internet and otherwise, reducing prices to end-users, which reduces profit margins for distributors and value-added-resellers such as Databit. Our competitors include manufacturers, other VAR`s, large equipment aggregators (some of whom sell to us) and systems integrators. Many of our competitors have longer operating histories, greater financial resources and buying power and larger, established customer bases. We compete by offering attractive prices and flexible payment terms, and by helping our customers evaluate their needs and tailoring solutions by offering other value-added services such as configuration and on site service.

BACKLOG

     As of January 1, 2003, our backlog of work to be completed was $24.4 million, $23.4 million of which related to our energy intelligence solutions segment, primarily under our contract with Gulf Power. We estimate that we will perform $9.5 million of our backlog in 2003.

EMPLOYEES

     At December 31, 2002, we employed a total of 297 people, including 225 persons in engineering and technical support, 32 in marketing and sales, and 40 in management, administration and finance. A total of 206 of our employees are based in Israel.

     We consider our relationship with our employees to be satisfactory.

     We have no collective bargaining agreements with any of our employees. However, with regard to our Israeli activities, certain provisions of the collective bargaining agreements between the Israeli Histadrut (General Federation of Labor in Israel) and the Israeli Coordination Bureau of Economic Organizations (including the Industrialists Association) are applicable by order of the Israeli Ministry of Labor. These provisions concern mainly the length of the workday, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We generally provide our Israeli employees with benefits and working conditions beyond the required minimums. Israeli law generally requires severance pay upon the retirement or death of an employee or termination of employment without due cause. Furthermore, Israeli employees and employers are required to pay specified amounts to the National Insurance Institute, which administers Israel`s social security programs. The payments to the National Insurance Institute include health tax and are approximately 17% of wages (up to a specified amount), of which the employee contributes approximately 60% and the employer approximately 40%.

RESEARCH AND DEVELOPMENT (R&D)

     For information on current product development and enhancement and their costs, see "2002 Compared to 2001 - Research and development expenses ("R&D")" in "Item 7. Management`s Discussion and Analysis of Financial Condition and Results of Operations."

SEGMENT INFORMATION

     For additional financial information regarding our operating segments, foreign and domestic operations and sales, see "Item 7. Management`s Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 to our Consolidated Financial Statements included in this Annual Report.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

     We may from time to time make written or oral statements that contain forward-looking information. However, our actual results may differ materially from our expectations, statements or projections. The following risks and uncertainties could cause actual results to differ from our expectations, statements or projections.

GENERAL FACTORS

We have a history of operating losses and decreasing cash available for operations.

     We are experiencing and have in the past experienced operating losses. In 2000, 2001 and 2002, we had losses from continuing operations before provision (benefit) for income taxes of $3.9 million, $10.4 million and $8.2 million, respectively. Cash used in operations in 2000, 2001 and 2002 was $5.9 million, $8.8 million and $6.0 million, respectively.

      Our Comverge subsidiary incurred losses of approximately $3.2 million, $6.4 million and $2.2 million, in 2000, 2001, and 2002, respectively. Of our net cash used in operating activities in 2002, approximately $5.0 million was used in the energy intelligence solutions segment, $1.5 million was used by our other U.S. operations, while $0.5 million was provided by our Israeli software consulting and development segment operations. Although Comverge achieved profitability in the fourth quarter of 2002, we are uncertain whether Comverge will be able to maintain profitability in the coming periods. As described under the caption "Recent Developments" in "Item 7. Management`s Discussion and Analysis of Financial Condition and Results of Operations," in April 2003, Comverge successfully completed a private equity financing and new credit arrangements which should provide sufficient financing for Comverge to independently fund its activities.

     We believe that as a result of Comverge`s obtaining independent financing, the release of previously restricted cash and anticipated improvement in operating results in 2003 in our other U.S. and Israeli operating activities we currently have sufficient liquidity to fund all our activities for at least the next 12 months. For additional discussion of our liquidity position and factors which may affect our future liquidity see the discussion under the captions "Recent Developments" and "Liquidity and Capital resources" in "Item 7. Management`s Discussion and Analysis of Financial Condition and Results of Operations."

Loss of the services of a few key employees could harm our operations.

     We depend on our key management and technical employees. The loss of certain managers could diminish our ability to develop and maintain relationships with customers and potential customers. The loss of certain technical personnel could harm our ability to meet development and implementation schedules. Most of our significant employees are bound by confidentiality and non-competition agreements. We do not maintain a "key man" life insurance policy on any of our executives or employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. If we fail to attract or retain highly qualified technical and managerial personnel in the future, our business could be disrupted.

Our share price may decline due to the large number of shares of our common shares eligible for future sale in the public market.

     A substantial number of shares of our common stock are or will become eligible for sale in the public market as described below. Sales of substantial amounts of our shares of common stock in the public market, or the possibility of these sales, may adversely affect our stock price.

     Of our currently outstanding shares, 365,210 shares were issued in the acquisition by our dsIT subsidiary of Endan are eligible for sale on the public market under a registration statement filed by us with respect to these shares.

     In connection with a secured revolving line of credit provided by Laurus Master Fund, Ltd. ("Laurus") to Comverge in December 2002, we agreed to file and make effective a registration statement which would allow the sale on the public market of 400,000 shares of our common stock issuable in connection with a convertible note. In April 2003, we sold 400,000 shares to Laurus in lieu of Laurus` conversion of the note. In addition, we agreed to file and make effective a registration statement, which would allow the sale on the public market of such 400,000 shares and 190,000 shares of our common stock issuable upon the exercise of a warrant. Prior to June 5, 2003, Laurus may sell shares the 400,000 shares which it has already purchased, subject to a volume limitation equal to 25% of the average daily trading volume for the 30 trading days prior to the proposed sale, but may not sell any shares of our common stock issuable upon the exercise of the warrant. After June 5, 2003, Laurus may sell all 590,000 shares without any restrictions.


     Pursuant to a registration statement filed by us in July 2002, Laurus may also sell up to 125,000 additional shares of our common stock issuable upon the exercise of a warrant and 171,920 shares that may be issued to Laurus upon conversion by Laurus of the $600,000 balance of a convertible note issued to Laurus in March 2002. The balance of the note is to be repaid in full in June 2003.


The recent transfer of our common stock to The Nasdaq SmallCap Market may affect the market for our shares.

Effective March 3, 2003, our common stock was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market pursuant to a decision of a Nasdaq Listing Panel. We have requested a review of the Panel`s decision by the Nasdaq Listing Council which has the authority to reverse or modify the Panel`s decision which request is pending. We do not know what affect the transfer will have on the trading or market price of our shares.

RISKS RELATED TO THE SOFTWARE CONSULTING AND DEVELOPMENT SEGMENT

Failure to accurately forecast costs of fixed-priced contracts could reduce our margins.

     When working on a fixed-price basis, we undertake to deliver software or integrated hardware/software solutions to a customer`s specifications or requirements for a particular project. The profits from these projects are primarily determined by our success in correctly estimating and thereafter controlling project costs. Costs may in fact vary substantially as a result of various factors, including underestimating costs, difficulties with new technologies and economic and other changes that may occur during the term of the contract. If, for any reason, our costs are substantially higher than expected, we may incur losses on fixed-price contracts.

Increased hostilities in the Middle East region may further deepen the weakness in the Israeli hi-tech market and may harm our Israeli operations; our Israeli operations may be negatively affected by the obligations of our personnel to perform military service.

     A substantial part of our consulting and development services segment is conducted in Israel. Accordingly, political, economic and military conditions in Israel may directly affect this segment of our business. Over the past two years, the Israeli hi-tech market has experienced a significant downturn, particularly in the software consulting and development market. This weakness has been prolonged by the increase in unrest, terrorist activity and military action in and around Israel, which began in September 2000 and which has continued with varying levels of intensity into 2003. Any increase in hostilities in the Middle East involving Israel, including any involvement related to the current conflict in Iraq could further weaken the Israeli hi-tech market, which may result in a significant deterioration of the results of our Israeli operations. In addition, an increase in hostilities in Israel could cause serious disruption to our Israeli operations if acts associated with such hostilities result in any serious damage to our offices or those of our customers or harm to our personnel.

     Many of our employees in Israel are obligated to perform military reserve duty. In the event of severe unrest or other conflict, individuals could be required to serve in the military for extended periods of time. Over the past two years, there have been numerous call-ups of military reservists, and it is possible that there will be additional call-ups in the future.

     Our Israeli operations could be disrupted by the absence for a significant period of time of one or more of our key employees or a significant number of our other employees due to military service. Such disruption could harm our Israeli operations.

Exchange rate fluctuations could increase the cost of our Israeli operations.

     Most of the sales in this segment stem from our Israeli operations and a significant portion of those sales are in New Israeli Shekels ("NIS") linked to the dollar. Such transactions are negotiated in dollars; however, for the convenience of the customer, they are settled in NIS. The dollar value of the revenues of our operations in Israel will decrease if the dollar is devalued in relation to the NIS during the period from the invoicing of a transaction to its settlement. In addition, a significant portion of our expenses in those operations are in NIS, so that if the dollar is devalued in relation to the NIS, the dollar value of these expenses will increase.

RISKS RELATED TO THE ENERGY INTELLIGENCE SOLUTIONS SEGMENT

     We have made a significant investment in our energy intelligence solutions segment, which develops and markets load control products and systems offering two-way automated meter reading and related data management capability to utilities. Revenues have fluctuated significantly from quarter to quarter and until the fourth quarter of 2002, this segment has operated at a loss. The activities of this segment are subject to many risks, including the following:

The  market  for  our  energy   intelligence   solutions  is  subject  to  rapid
technological change; if we fail to keep pace, we will have difficulty developing and maintaining a market for our products and services.

     The market for our energy intelligence solutions segment is characterized by rapid technological change. Communications and networking technologies are continuously changing and we will need to invest in continued product development, both hardware and software, in order to keep pace with these changing technologies. Although as discussed under "Recent Developments" in "Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations, " Comverge has recently been successful in raising significant financing, over the long term Comverge may not have adequate resources to invest in development and its development efforts may not be successful.

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

     We use a limited number of outside parties to manufacture components of some of our products. Our reliance on third party manufacturers exposes us to risks relating to timeliness, quality control and pricing. We have experienced certain delays and quality control problems from third-party manufacturers in the past and we may experience such problems with our current manufacturers. In addition, to diversify our product offerings, in the third quarter of 2002 we contracted with a third-party manufacturer to develop and manufacture new products and new features to existing products. Implementing these new product offerings could cause some transitional delays and the diversification could have a negative impact on price and quality control. Such delays, price increases and/or quality control problems at our third-party manufacturers could harm our relationships with our customers, our operating results and cash flow.

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

     Computer hardware sales to the greater New York City metropolitan area represented 78%, 84% and 70% of the total segment sales for the years ended December 31, 2000, 2001 and 2002, respectively. Furthermore, most of the sales force for the segment is based in Manhattan and northern New Jersey. The decrease in percentage of sales centered in the New York City metropolitan area is partially attributable to the sales office we opened on the West Coast, which we are enhancing in 2003. There can be no assurance business will continue to grow outside our main area, the New York City metropolitan area, and if the region suffers from an economic downturn, similar to that of 2001, our operating results could deteriorate.

ITEM 2.  PROPERTIES

     Our corporate headquarters and the principal offices for our U.S. software consulting and development and hardware sales segments are located in Mahwah, New Jersey in approximately 5,000 square feet of office space, under a lease which expires in September 2003. The rent for these premises currently is $85,000 per annum. We also rent offices in New York City of approximately 4,700 square feet, under a lease, which expires in October 2005, at a current rent of $184,000 per annum. In addition, our Comverge subsidiary rents approximately 11,500 square feet in Florham Park, New Jersey, at an annual rent of $126,000 under a lease which expires January 2004, and approximately 31,600 square feet of office and assembly space in Norcross, Georgia under a lease which expires in May 2006, at a current rent of $277,000 per annum. Our West Coast sales office for our hardware sales segment is located in Los Angeles at an annual rent of $11,000 in approximately 500 square feet of office space under a lease that expires in April 2004.

     Our Israeli activities are conducted in approximately 18,000 square feet of office space in the Tel Aviv metropolitan area under a lease that expires in August 2009. The annual rent is approximately $290,000. These facilities are used for the Israeli operations of the software consulting and development segment and the energy intelligence solutions segment. In addition, as part of our acquisition of Endan, we acquired their leased office space located in the Tel Aviv metropolitan area under a lease that expires in July 2004. The annual rent is approximately $103,000.

ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 3, 2002, we had conducted our annual meeting of stockholders. At this meeting, the stockholders elected the following persons as our directors: George Morgenstern, Robert Kuhn, Avi Kerbs, Susan Malley and Allen Schiff. The stockholders did not vote on any other matters. Dr. Kuhn subsequently resigned from the Board effective January 21, 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT`S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock traded on the Nasdaq National Market System (NASDAQ/NNM) under the symbol "DSSI" through February 28, 2003. Beginning March 3, 2003, our Common Stock is traded on The Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low reported sales prices per share of our Common Stock on the Nasdaq National Market System.


                                                      High             Low
                                                      ----             ---
     2001:
     First Quarter ........................           $5.31           $3.31
     Second Quarter .......................            8.80            3.75
     Third Quarter ........................            7.11            5.30
     Fourth Quarter .......................            7.45            4.71

     2002:
     First Quarter ........................           $5.62           $3.83
     Second Quarter .......................            3.96            2.74
     Third Quarter ........................            3.04            1.04
     Fourth Quarter .......................            1.93            0.84

     As of March 31, 2003 there were 66 record holders of our Common Stock. We estimate that there are approximately 1,600 beneficial owners of our Common
Stock.

     We paid no dividends in 2001 or 2002 and we do not intend to pay dividends in 2003. We cannot declare or pay any dividends without the prior consent of Laurus, pursuant to the convertible note issued by us to Laurus in June 2002.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated statement of operations data for the years ended December 31, 2000, 2001 and 2002 and consolidated balance sheet data as of December 31, 2001 and 2002, have been derived from our audited Consolidated Financial Statements included in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 1998 and 1999 and the consolidated balance sheet data as of December 31, 1998, 1999 and 2000 have been derived from our audited Consolidated Financial Statements not included herein.

     This data should be read in conjunction with our Consolidated Financial Statements and related notes and "Item 7. Management`s Discussion and Analysis of Financial Condition and Results of Operations."

Selected Consolidated Statement of Operations Data

                                                                          For  the Years Ended December  31,
                                                                          ----------------------------------
                                                                 1998        1999        2000        2001        2002
                                                               --------    --------    --------    --------    --------
                                                                       (in thousands, except per share data)
Sales ......................................................   $ 36,710    $ 39,708    $ 57,839    $ 45,924    $ 55,886
Cost of sales ..............................................     28,814      31,615      45,606      37,558      42,906
                                                               --------    --------    --------    --------    --------
   Gross profit ............................................      7,896       8,093      12,233       8,366      12,980

Research and development expenses ..........................      1,605       1,269         928       2,284       1,526
Selling, general and administrative expenses ...............     12,549      12,471      16,340      16,671      16,754
Impairment of goodwill and investment ......................         --          --          --         227       2,850
Gain on sale of division \ subsidiary ......................         --          --       1,144         397          --
                                                               --------    --------    --------    --------    --------
   Operating loss ..........................................     (6,258)     (5,647)     (3,891)    (10,419)     (8,150)

Interest income ............................................        147          61       1,758       1,104         253
Interest expense ...........................................       (360)       (910)       (709)       (459)     (1,212)

Loss on early redemption of debt ...........................         --          --        (943)         --          --
Other income (loss), net ...................................     (2,172)       (306)        (50)        (32)        113
Minority interests .........................................        878        (275)         --          --         880
                                                               --------    --------    --------    --------    --------
   Loss from continuing operations before provision
      (benefit) for income taxes ...........................     (7,765)     (7,077)     (3,835)     (9,806)     (8,116)

Provision (benefit) for income taxes .......................         35          62         171         (11)         28
                                                               --------    --------    --------    --------    --------
   Loss from continuing operations .........................     (7,800)     (7,139)     (4,006)     (9,795)     (8,144)

Loss from discontinued operations, net of income taxes .....    (11,142)     (8,728)       (104)         --          --
Gain on sale of discontinued operations, net of income taxes      5,998          --       4,222          --
                                                               --------    --------    --------    --------    --------
   Net income (loss) .......................................   $(12,944)   $(15,867) $      112    $ (9,795)   $ (8,144)
                                                               ========    ========    ========    ========    ========
Basic and diluted net income (loss) per share:
    Loss from continuing operations ........................   $  (1.05)   $  (0.96)   $  (0.54)   $  (1.41)   $  (1.11)
    Discontinued operations ................................      (0.70)      (1.17)       0.56          --          --
                                                               --------    --------    --------    --------    --------
       Net income (loss) per share - basic and diluted .....   $  (1.75)   $  (2.13)   $   0.02    $  (1.41)   $  (1.11)
                                                               ========    ========    ========    ========    ========
Weighted average number of shares outstanding
 - basic and diluted .......................................      7,391       7,433       7,422       6,970       7,349
                                                               ========    ========    ========     ========  ====

Selected Consolidated Balance Sheet Data:
                                                                                    As of December 31,
                                                                                    ------------------
                                                                 1998        1999        2000        2001        2002
                                                               --------    --------    --------    --------    --------
                                                                                      (in thousands)
Working capital ............................................   $  5,719    $ 20,030    $ 18,178    $  6,809    $  2,827
Total assets ...............................................     49,880      50,458      42,157      39,244      33,305
Short-term and long-term debt ..............................      1,661       9,007       6,606       8,681      10,033
Minority interests .........................................        294          10          40       2,530       1,609
Total shareholders` equity .................................     39,418      24,850      22,581      14,362       7,128

(1) Results for 1998 include the gain on the sale of our help desk segment. See Notes 3 and 4 to the Consolidated Financial Statements included in this Annual Report for a description of our various acquisitions and dispositions of business operations and segments during the period from 2000 to 2002.


(2) Effective July 1, 2002, we adopted Statement of Financial Standards (SFAS) No. 141, "Business Combinations" and effective January 1, 2002 adopted SFAS No. 142, "Goodwill and Other Intangibles". As a result, we have ceased amortization of all goodwill beginning January 1, 2002. Had SFAS No. 142 been adopted by us effective January 1, 2000, net income (loss) and net income (loss) per share, basic and diluted, would been as follows (in thousands, except per share data):

                                                         Year ended December 31,
                                                            2000        2001
                                                          -------     -------

Net income (loss), as reported ........................   $   112     $(9,795)
Plus: Goodwill amortization, net of income taxes ......       657         502
                                                          -------     -------
Adjusted net income (loss) ............................   $   769     $(9,293)
                                                          =======     =======

Net income (loss) per share:
   Basic and diluted - as reported ....................   $  0.02     $ (1.41)
                                                          =======     =======
   Basic and diluted - as adjusted ....................   $  0.10     $ (1.33)
                                                          =======     =======

ITEM 7. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RECENT DEVELOPMENTS

     Comverge Private Equity Financing

     On April 7, 2003, our majority-owned subsidiary, Comverge, Inc. (formerly Comverge Technologies, Inc.), completed of its previously announced private equity financing in the amount of $13 million and the finalization of terms for a new credit arrangement of $6.5 million with a leading financial institution.

     Our Participation in the Financing. We purchased $3.25 million of the Series A Convertible Preferred Stock issued by Comverge in the equity financing announced in this Current Report. A syndicate of venture capital firms purchased the remaining $7.75 million of the Series A Convertible Preferred Stock issued by Comverge, and one member of the syndicate also purchased $2.0 million of a Series A-1 Convertible Preferred Stock of Comverge. We still remain Comverge`s largest shareholder, owning approximately 50.6% of the outstanding capital stock of Comverge (42.6% on a fully diluted basis), treating all options and rights to purchase Comverge stock as if they had been exercised. We hold approximately 26% of all the preferred stock issued by Comverge in the private equity financing, in addition to our continued ownership of approximately 8% of the outstanding Comverge common stock.


     Put-Call Option. The venture capital firm which purchased the Series A-1 Preferred Stock entered into an agreement with Comverge pursuant to which Comverge granted to the venture capital firm an option to put its shares of Series A-1 Preferred Stock to Comverge, which put is exercisable from April 8, 2004 to April 18, 2004. This agreement also grants to Comverge a right to call from the venture capital firm its Series A-1 Preferred Stock, which call right expires on April 18, 2004, and its Series A Preferred Stock, which call right expires on July 8, 2003, at a call price equal to the purchase price of the Preferred Stock plus an 8% annual dividend.

     Agreements Related to the Series A Preferred Stock. We entered into various agreements with Comverge, the syndicate of venture capital investors and certain of Comverge`s common stockholders. These agreements provide for, among other things, restrictions on the transfer of the Series A Preferred Stock and Comverge common stock, the voting of our Series A Preferred Stock and Comverge common stock, our right to receive quarterly and annual financial reports from Comverge and registration rights for our Series A Preferred Stock and Comverge common stock. Under Comverge`s Amended and Restated Certificate of Incorporation, the holders of Comverge common stock have the right to elect two of the five directors on Comverge`s Board. Pursuant to a voting agreement, one of the directors elected by the holders of Comverge common stock must be the CEO of Comverge. Our chairman, George Morgenstern, and the Chief Executive Officer of Comverge, Robert Chiste, were elected as directors by the Comverge common stockholders.

     Rights and Preferences of Series A Preferred Stock. Under Comverge`s Amended and Restated Certificate of Incorporation, the Series A Preferred Stock will have priority over Comverge common stock and other preferred stock for dividends and liquidations (which includes a sale of Comverge). Additionally, the Series A Preferred Stock have anti-dilution protection for stock issuances by Comverge below the per share purchase price of the Series A Preferred Stock (subject to customary exceptions such as employee stock options) as well as approval rights for major corporate transactions, stock issuances, declaration or payment of dividends, changing corporate governance documents, liquidation or dissolution of Comverge and other corporate matters. The Series A Preferred Stock is also convertible into Comverge common stock at the holder`s option or upon a initial public offering with gross proceeds of at least $30 million and an offering price per share at least five times the original per share purchase price of the Series A Preferred Stock.

     New Comverge Credit Arrangements. In connection with its private equity financing, Comverge secured a $6.5 million credit facility with a leading financial institution. In connection with this new credit facility, Comverge paid off in full its $5.5 million loan outstanding (as of March 31, 2003) with Bank Leumi USA and its up to $2 million line of credit with Laurus Master Fund, Ltd., which line was also terminated releasing us from the security we had pledged to secure such debt. The new credit facility includes a $1.5 million term loan secured by our pledge of $1.5 million, which is being held in an account at Comverge`s new lender, and a $5 million revolving line of credit secured by the assets of Comverge.

     Release of our Long-term Deposit. Upon repayment of Comverge`s loan with Bank Leumi USA, $1.0 million of the long-term deposit held at Bank Leumi as security for Comverge`s loan became unrestricted and is part of our working capital. We also agreed to pledge $1.5 million to secure Comverge`s term loan with its new lender, which funds were deposited into an account in our name at Comverge`s new lender. Comverge agreed to make certain prepayments on the term loan and the new lender agreed to the release of amounts equal to such payments from the pledge account, subject to certain conditions, as follows:

     o Three payments of $500,000 on December 31, 2003, June 30, 2004 and December 31, 2004 if (a) Comverge raises at least $2 million in additional equity financing by July 6, 2003 or (b) the put option held by the holder of the Series A-1 Preferred Stock has not been exercised by April 18, 2004 (in which case the December 31, 2003 payment would be made on April 28, 2004);

     o Two payments of $750,000 on December 31, 2003 and June 30, 2004 if (a) Comverge raises at least $5 million in additional equity financing by July 6, 2003 or (b) the put option held by a member of the syndicate has not been exercised by April 18, 2004 and Comverge raises at least $3 million in additional equity financing by July 6, 2003 (in which case the balance of the December 31, 2003 payment would be made on April 28, 2004);

     o If none of the other triggering events have occurred, then we are not entitled to the release of the $1.5 million until April 1, 2006, although Comverge will use commercially reasonable efforts to cause the release of the money to us before that date.

     Our Option to Purchase Series A-2 Preferred Stock. Until December 31, 2003, we have the option to purchase from Comverge up to $1.5 million of Series A-2 Convertible Preferred Stock. The amount of Series A-2 Preferred Stock that we may purchase from Comverge will be limited to the number of shares that could be purchased by the principal balance of the $1.5 million term loan with Silicon Valley Bank as of the date we give notice of our exercise of the Series A-2 option. The Series A-2 Preferred Stock has the same purchase price as the Series A-1 Preferred Stock, but is junior in priority in liquidation (which includes the sale of Comverge) to both the Series A and Series A-1 Preferred Stock. In all other respects the Series A-2 Preferred Stock has the same rights as the Series A Preferred Stock and the Series A-1 Preferred Stock.

     We expect to record a non-cash gain of $4 million in the second quarter of 2003 in connection with the transaction.

     Sale of Shares to Laurus. On April 10, 2003, we received 600,000 from Laurus in connection with our sale of 400,000 shares of our Common Stock to Laurus. Such sale was in lieu of the conversion by Laurus of $600,000 of the credit line is afforded Comverge.


     OVERVIEW AND TREND INFORMATION

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate, depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed at "Item 1. Description of Business-Factors That May Influence Future Results."

     During 2002, we operated in three reportable segments: software consulting and development, energy intelligence solutions and computer hardware sales and we are continuing our business activity in all three segments during 2003.

     Software Consulting and Development

     Revenues increased by approximately $1.9 million from $12.3 million for the year ended December 31, 2001 to $14.2 million for the year ended December 31, 2002. This increase resulted from a $5.3 million increase in revenues due to the acquisition of Endan in December 2001 and a decrease of $3.4 million in revenues due to a slowing economy in general and in the hi-tech sector in particular. The segment loss increased by approximately $2.4 million from $2.1 million for the year ended December 31, 2001 to $4.5 million for the year ended December 31, 2002. The continuing downward pressure on revenues resulted in an impairment of goodwill, acquired software and a cost investment of $2.8 million, $0.2 million (included in cost of sales) and $0.1 million,respectively, for the year ended December 31, 2002 ($2.4 million net of minority interests). Excluding the above impairment charges (net of minority interests), the net loss decreased by approximately

$0.5 million. The improvement in 2002 stemmed primarily from the cost cutting measures taken during 2002, which resulted in a profitable fourth quarter in 2002. Should the market`s negative trend continue, we may not be able to sustain significant profits in this segment, although we believe the improved cost structure will cause this segment to be at least break even in the future.

     Energy Intelligence Solutions

     In 2002, new management reorganized Comverge`s business to address the evolving needs of the energy intelligence solutions market. This resulted in increased revenues and improved productivity, including the first profitable quarter for the segment. Comverge`s recent private equity financing and new credit facility should give Comverge the capital it needs to finance and expand its business.

     Computer Hardware

     The improved results in this segment are due to the record sales in the fourth quarter of 2002. Although we do not expect sales in the coming quarters to be at a similar level, we expect sales for the year to exceed the 2002 level. Sales in 2002 were also characterized by a greater dependence on a few large customers, with 52% coming from the three largest customers in 2002, as compared to 46% in 2001.

     CRITICAL ACCOUNTING POLICIES

     The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management`s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The following discussion of critical accounting policies represents our attempt to bring to the attention of readers of this report those accounting policies which we believe are critical to our consolidated financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in
Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management`s judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result.

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

     We derived $3.9 million of revenues from fixed-price contracts ($3.7 million from our software and consulting development segment and $0.2 million from our energy intelligence segment), representing approximately 7% of consolidated sales in 2002 ($4.4 million and 10% and $4.8 million and 8% in 2001 and 2000, respectively), which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized using the percentage-of-completion method as costs (primarily direct labor) are incurred, with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations.

     Foreign currency transactions

     We  have  several   foreign   subsidiaries   which  together   account  for
approximately 24% of our net revenues for the year ended December 31, 2002, and 31% of our assets and 23% of our total liabilities as of December 31, 2002.

     Under the relevant accounting guidance, the treatment of foreign currency transactions is dependent upon our management`s determination regarding the functional currency of each subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. If any subsidiary`s functional currency would be deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary`s financial statements would be included in cumulative translation adjustments on our consolidated balance sheets and as part of comprehensive income on our consolidated statements of operations. If a subsidiary is disposed, any cumulative translation gains or losses would be realized into our consolidated statement of operations. However, because the functional currency of our subsidiaries is deemed to be the U.S. dollar, then any gain or loss associated with transactions in the local currency is included within our consolidated statement of operations.

     Inventories

     Inventories are stated at the lower of cost or market and have been reduced by an allowance for excess and obsolete inventories to establish a new cost basis. The estimated allowance is based on management`s review of inventories on hand compared to estimated future usage and sales. We evaluate the adequacy of these reserves quarterly.

     Income taxes

     We have a history of unprofitable operations from losses incurred in a number of our operations. These losses generated sizeable state, federal and foreign tax net operating loss ("NOL") carryforwards, of approximately $18.8, $15.0 and $12.3 million as of December 31, 2002, respectively.

     Generally accepted accounting principles require that we record a valuation allowance against the deferred income tax asset associated with these NOL carryforwards and other deferred tax assets if it is "more likely than not" that we will not be able to utilize them to offset future income taxes. Due to our history of unprofitable operations, we only recognize net deferred tax assets in those subsidiaries that we believe are "more likely than not" able to utilize them to offset future income taxes in the future. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income.

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

     Goodwill and other long-lived assets

     We review the carrying value of our long-lived assets held for use whenever circumstances indicate there may be an impairment. For all assets excluding goodwill, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Effective July 1, 2001 and January 1, 2002 we adopted SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Under these new accounting standards, we no longer amortize our goodwill and are required to complete an annual impairment test. For the purpose of implementing SFAS No. 142 we have designated the fourth quarter as the period of the annual test and determined that we have three reporting units, which are the same as our three reportable segments. In the third quarter of this 2002, we came to the conclusion that due to the slow down in the hi-tech markets, we would probably record an impairment in the fourth quarter. As such, in the third quarter of 2002 we recognized expenses for the impairment of goodwill and acquired software of $3.0 million ($2.4 million net of minority interests). In the fourth quarter of 2002, no additional adjustment was recorded, when performing the annual evaluation.

     As of December 31, 2002, we had an aggregate of $4.9 million of goodwill, $4.4 million of which relates to our software consulting and development segment and $0.5 million of which relates to our energy intelligence solutions segment. Additionally, at December 31, 2002, we had $0.4 million net book value of other identifiable intangible assets.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statement of operations data as a percentage of our total sales.

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                         1998     1999     2000     2001     2002
                                                         ----     ----     ----     ----     ----
Sales                                                     100%     100%     100%     100%     100%
Cost of sales                                              78       80       79       81       77
                                                         ----     ----     ----     ----     ----

  Gross profit                                             22       20       21       19       23

Research and development expenses                           4        3        2        5        3
Selling, general and administrative expenses               34       31       28       37       30
Impairment of goodwill and investment                      --       --       --       --        5
Gain on sale of division                                   --       --        2        1       --
                                                         ----     ----     ----     ----     ----

  Operating loss                                          (16)     (14)      (7)     (22)     (15)

Interest income (expense), net                             (1)      (2)       2        1       (2)
Other loss, net                                            (6)      (1)      --       --       --

Loss on early redemption of debt                           --       --       (2)      --       --
Minority interests                                          2       (1)      --       --        2
                                                         ----     ----     ----     ----     ----

  Loss from continuing operations before
     provision (benefit) for income taxes                 (21)     (18)      (7)     (21)     (15)

Provision (benefit) for income taxes                       --       --       --       --       --
                                                         ----     ----     ----     ----     ----

  Loss from continuing operations                         (21)     (18)      (7)     (21)     (15)

Loss from discontinued operations, net of income taxes    (30)     (22)      --       --       --
Gain on sale of discontinued operations,
    net of income taxes                                    16       --        7       --       --
                                                         ----     ----     ----     ----     ----

Net income (loss)                                         (35)%    (40)%    --%      (21)%    (15)%
                                                         ====     ====     ====     ====     ====

     The following table sets forth certain information with respect to revenues and profits of our three reportable business segments for the years ended December 31, 2000, 2001 and 2002, including the percentages of revenues attributable to such segments. The column marked "Other" aggregates information relating to miscellaneous operating segments, which may be combined for reporting under applicable accounting principles.

                                          Software         Energy
                                       Consulting and   Intelligence      Computer
                                         Development      Solutions       Hardware        Other    Total(*)
                                         -----------      ---------       --------        -----    --------
                                                                  (dollars in thousands)
Year ended December 31, 2002:
  Revenues from external customers        $ 14,202        $ 19,023        $ 22,605       $   56    $ 55,886
  Percentage of total revenues
    from external customers ......              25%             34%             41%          --         100%
  Gross profit ...................        $  2,673        $  6,087        $  4,164       $   56    $ 12,980
  Impairment of goodwill and
     Investments .................        $  2,850              --              --           --    $  2,850
  Segment income (loss) ..........        $(4, 503        $ (2,161)       $     15       $   (2)   $ (6,651)

Year ended December 31, 2001:
  Revenues from external customers        $ 12,279        $ 13,793        $ 19,794       $   58    $ 45,924
  Percentage of total revenues
    from external customers ......              27%             30%             43%          --         100%
  Gross profit ...................        $  2,104        $  2,652        $  3,552       $   58    $  8,366
  Impairment of goodwill, acquired
     software and investments ....        $    227              --              --           --    $    227
  Segment income (loss) ..........        $ (2,052)       $ (6,447)       $  1,006       $ (217)   $ (7,710)

Year ended December 31, 2000:
  Revenues from external customers        $ 18,977        $ 17,105        $ 21,515       $  204    $ 57,801
  Percentage of total revenues
    from external customers ......              33%             30%             37%          --         100%
  Gross profit ...................        $  4,821        $  3,926        $  3,244       $  204    $ 12,195
  Segment income (loss) ..........        $  1,530        $ (3,216)       $    726       $   41    $   (919)

(*) Our consolidated sales and gross profit for 2000 included $38 in management fees received from Tower Semiconductor Ltd. See Note 17 to the Consolidated Financial Statements included in this report for reconciliation to our consolidated financial information.

2002 COMPARED TO 2001

     Sales. Sales in 2002 were $55.9 million, increasing by $10.0 million, or 22%, from $45.9 million in 2001, due to sales increases in all segments.

     Energy intelligence solution sales increased by $5.2 million, or 38%, from $13.8 million in 2001, to $19.0 million in 2002. The increase in this segment`s sales was primarily attributable to fulfillment of a large contract to sell our Maingate C&I and PowerCAMP systems to a major utility and to a generally higher level of business.

     Sales in the computer hardware segment continued to improve, increasing by $2.8 million, or 14%, from $19.8 million in 2001, to $22.6 million in 2002. Although sales in this segment were improving through the year, the increase was primarily attributable to the $9.2 million in sales in the fourth quarter of 2002. The increase in the fourth quarter of 2002 was primarily attributable to sales of $4.5 million to a single customer.

     Software consulting and development sales increased by $1.9 million, or 16%, from $12.3 million in 2001, to $14.2 million in 2002. This improvement in sales was entirely attributable to the expanded revenue base achieved as a result of the Endan acquisition by dsIT in December 2001, which more than offset the general weakness in the global hi-tech markets and in the software consulting and development market in particular.

     Gross profit. Gross profit in 2002 was $12.9 million increasing by $4.6 million, or 55%, compared to 2001, with gross profit margins improving, from 19% in 2001, to 23% in 2002. The increase in gross profits was attributable to improvements in all segments, particularly in the energy intelligence solutions segment.

     Gross profit in the energy intelligence solution segment increased by $3.4 million, or 130%, from $2.7 million, or 19% of sales, in 2001 to $6.1 million, or 32% of sales, in 2002. The increase in gross profit margin is primarily attributable to a $0.7 million settlement with its former contract manufacturer and approximately $2.7 million to increases in sales of products of higher margin products.

     In the computer hardware segment gross profit increased by $0.6 million, or 17%, primarily due to the increase in sales.

     Gross profit in the software consulting and development segment also increased by $0.6 million, or 27%, from $2.1 million, or 17% of sales, in 2001, to $2.7 million, or 19% of sales, in 2002. The increase in gross profits was primarily attributable to the increase in sales, as well as improved cost structure.

     Research and development expenses ("R&D"). R&D expenses decreased from $2.3 million in 2001, to $1.5 million in 2002. This decrease was due to a decrease in R&D expenditures in the energy intelligence solution segment, as it shifted its emphasis from R&D in 2001 to marketing and sales in 2002.

     Selling,   general  and  administrative  expenses  ("SG&A").   Despite  the
significant increase in sales, SG&A remained relatively stable increasing by $0.1 million, from $16.7 million in 2001, to $16.8 million in 2002.

     Impairment of goodwill and investment. The entire expense recorded was due to our software consulting and development segment. With the acquisition of Endan by our dsIT subsidiary in December 2001, we recognized goodwill and acquired software valued at a total of $6.4 million. This value was supported by third party valuations prepared at the time of the acquisition, based on sales and business projections made at that time. Since then, the hi-tech market in general and that of software consulting in particular have continued to deteriorate. As a result, in the third quarter of 2002, we recorded a goodwill impairment charge of $2.8 million. We have made concerted efforts to offset this negative trend with cost cutting measures already implemented. As we look forward to the 2003, the impairment charge recorded reflects our reassessment of the values then recorded with respect to the entire software consulting and development segment to reflect our current sales projections, based on the same valuation models employed at the time of the Endan acquisition. We are confident that the expected revenue levels and the cost cutting measures already implemented will provide for breakeven and even positive performance in the coming periods, justifying the remaining goodwill and value attached to this segment. In addition, in the fourth quarter of 2002, we recorded a write down of $90,000 with respect to an investment in a start-up company.

     Interest income (expense). To finance our operations we utilized our investments and capital raised through issuing convertible debentures and obtaining lines of credit. The utilization of our investments caused the decrease in interest income and we expect interest income to further decrease in coming periods. We incurred finance expenses in connection with the capital raised including interest and amortization of costs associated with the convertible debt and warrants issued. Although the interest associated with the utilization of lines of credit is expected to continue at the current level, the amortization expenses are expected to decrease over the coming quarters. Of the $1.2 million of interest expense during the year ended December 31, 2002, $0.7 million was related to the accretion of discounts and the amortization of related costs in connection with convertible debt and warrants.

     Minority interests. Minority interests reflects primarily the minority interests in losses generated by our dsIT subsidiary, primarily due to the impairment of goodwill and acquired software in this segment as described above.

2001 COMPARED TO 2000

     Sales. Sales decreased by 21% to $45.9 million in 2001 from $57.8 million in 2000, due to a decrease in sales in all segments. Sales in the software consulting and development segment decreased by $6.7 million, or 36%, as a result of the continued downturn in the hi-tech economy generally and in the demand for software consulting and development services in particular, as well as a decrease in computer embedded software sales. Sales also decreased in the energy intelligence solutions segment by $3.3 million, or 19%. This decrease was primarily attributable to the inclusion in 2000 of non-recurring sales of component inventory and order backlog purchased as part of the
Scientific-Atlanta  control  systems  division  ($1.2
million), and sales of a specialized load control product developed for a single customer ($1.3 million). In our computer hardware segment, sales decreased by $1.7 million, or 8%, resulting from the slowdown in the economy, especially since September 11th, and particularly in the greater New York City metropolitan area, which is the primary market for the segment. Our sales in the computer hardware segment decreased by 39% in the second half of 2001 to $7.3 million, from $12.0 million in the second half of 2000.

     Gross profit. Gross profit decreased by 32% to $8.4 million, or 18% of sales, in 2001, from $12.2 million, or 21% of sales, in 2000. This decrease was due to a $2.7 million, or 56%, decrease in gross profit of our software consulting and development segment and a $1.3 million, or 32%, decrease in gross profit of our energy intelligence solutions segment, partially offset by a $0.3 million, or 9%, increase in gross profit in our computer hardware sales segment. The decrease in the software consulting and development segment was due to the decrease in sales, particularly the inclusion in 2000 of certain highly profitable computer embedded software sales which contributed to the deterioration in gross profit margins from 25% in 2000 to 17% in 2001. In our energy intelligence solutions segment, the decrease in gross profit was due to a combination of the decrease in sales and a decrease in gross profit margins from 23% in 2000 to 19% in 2001. In our computer hardware sales segment, the increase in gross profit was entirely due to the improvement in gross margin from 15% of sales in 2000 to 18% in 2001 as result of a change in our customer mix.

     R&D. R&D expenses more than doubled to $2.3 million in 2001 as compared to $0.9 million in 2000. This increase was due to a concentrated effort in the energy intelligence solutions segment to complete the development of and make available to customers a broader set of solutions, while refocusing our existing products. Among the technologies developed are 900 MHz communication capabilities to enhance our DCU load control product, latest generation CDPD technology upgrade for our CDC product and upgrade and enhancement of the control system software for our Maingate system currently being installed at Gulf Power.

     SG&A. SG&A increased by 2% to $16.7 million in 2001, from $16.3 million in 2000. The increase was attributable to a $0.9 million, or 15% increase in our energy intelligence solutions segment. The increase in SG&A in Comverge was attributable to the increased level of marketing and administrative costs, including costs associated with hiring a new CEO, CFO, Executive Vice President and other senior staff for Comverge. Salaries and related costs in Comverge increased by $1.2 million in 2001 as compared to 2000, due in large part to these hirings. This increase was partially offset by a decrease in corporate expenses primarily due to a non-recurring bonus of $0.6 million paid to the CEO in the first quarter of 2000.

     Interest income. Interest income decreased to $1.1 million in 2001, from $1.8 million in 2000. The decrease was primarily attributable to the decrease in the amounts invested, as they were being utilized to finance our operations, as well as the decrease in interest rates over the year.

     Income taxes. We recorded a small tax benefit in 2001 as compared to a tax expense of $0.2 million in 2000. We establish valuation allowances against virtually all deferred tax assets, as we believe that it is more likely than not that they will not be realized. For a detailed analysis of the income tax provision, see Note 15 to the Consolidated Financial Statements included in this Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002 we had working capital of $2.8, including $1.2 million in non-restricted cash and cash equivalents. Net cash used in operating activities in the fourth quarter of 2002 was $1 million in addition to the $5.0 million net cash used in the first three quarters of this year. The primary uses of our net cash in 2002 were our loss, including the losses in comverge and all corporate expenses, and $1.6 million investment in inventory over. These expenditures were financed by the proceeds from sale and maturity of marketable and debt securities and the proceeds from issuance of a convertible note.

     In December 2003 Comverge acquired a $2.0 million line of credit, secured by its inventory, Accounts receivables, Databit`s accounts receivables and a corporate guarantee. As of December 31, 2002 Comverge had utilized $1.0 million of this line of credit.

     As described above under the caption "Recent Developments" on April 7, 2003 Comverge completed of its previously announced private equity financing in the amount of $13 million, $3.25 million of which was invested by us and $9.75 million of which was invested by a group of leading energy venture capital investors. At the same time, Comverge obtained a new credit arrangement of $6.5 million. In connection with this new credit facility, Comverge paid off in full its $5.5 million (as at March 31, 2003) loan with Bank Leumi USA and the outstanding balance its $2 million line of credit with Laurus, which line was also terminated. The new credit facility includes a $1.5 million term loan secured by our pledge of $1.5 million, which is being held in as a restricted long-term deposit at Comverge`s new lender, and a $5.0 million revolving line of credit secured by the assets of Comverge. As part of the new credit arrangements, $1.0 million of the long-term deposit held at Bank Leumi as security for Comverge`s loan became unrestricted and is now freely available to us as working capital. Comverge has agreed to prepay the term loan and permit release of our long-term deposit over the next 20 months, subject to certain conditions.

     We believe that the proceeds of the financing and new credit arrangements should provide sufficient financing for Comverge to independently fund its activities. Due to the significant interest in Comverge held by others and other restrictions, working capital and cash flows of Comverge will not be available to finance other U.S. activities.

     Of the total working capital at December 31, 2002, $0.4 million was in our majority-owned dsIT subsidiary. Due to Israeli tax and company law constraints as well as the significant minority interest in dsIT, such working capital and cash flows from dsIT`s operations, which amounted to $0.5 million for the year ended December 31, 2002, are not available to finance U.S. activities. dsIT is utilizing $1.5 million of its $2.0 million lines of credit. dsIT`s lines of credit are denominated in NIS and bearing an average interest rate of the Israeli prime rate plus 0.4% per annum. The Israeli prime rate fluctuates and as of December 31, 2002 was 10.6%. We believe that dsIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months. This is based on continued utilization of its line of credit and improved operating results stemming from continued cost reductions.

     We believe that we have more than sufficient liquidity to finance our US-based operating activities excluding Comverge and our corporate activities for at least the 12 months following the date of this report. We expect Comverge to fund its activities from the proceeds of its recent fund raising and its credit lines. We intend to finance our other U.S. activities from cash on hand as of April 10, 2002 of $1.9 million, including $1 million released as part of Comverge`s bank arrangements and $0.60 million from the sale of shares of our common stock to Laurus on April 10, 2003, and from operating cash flow from expected profitable operations of the computer hardware segment.

Contractual Obligations and Commitments

     Our contractual obligations and commitments at December 31, 2002, excluding certain severance arrangements described below, principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and contractual obligations to our CEO for payments for his post-retirement consulting services to us are as set forth in the table below.

                                               Cash Payments Due During Year Ending December 31,
                                               --------------------------------------------------------
                                                                (In Thousands)

      Contractual Obligations                        Total      2003      2004      2005   After 2005
      -----------------------                        -----      ----      ----      ----   ----------

     Long-term debt related to US operations        $ 6,751   $ 5,746   $ 1,005   $    --   $    --

     Long-term debt related to Israeli operations       789       216       198       192       183

     Guarantees                                         558       558        --        --        --

     Operating leases                                 5,060     1,561     1,265     1,046     1,188

     Consulting agreement with CEO                    1,356        --       271       271       814
                                                    -------   -------   -------   -------   -------

     Total contractual cash obligations             $14,514   $ 3,381   $ 7,439   $ 1,509   $ 2,185
                                                    =======   =======   =======   =======   =======

     We expect to finance these contractual commitments from cash on hand and cash generated from operations.

     We also have obligations under various agreements and other arrangements with officers and other employees with respect to severance arrangements and multiyear employment agreements.

     Previously, the Company accrued a loss for contingent performance of bank guarantees. The Company`s remaining commitment under these guarantees is $558,000 at December 31 2002. The Company has collateralized a portion of these guarantees by means of a deposit $241,000 as of December 31, 2002. The obligation is presented as being due in 2003, though we are uncertain as to when actual payment may be made.

     Under Israeli law and labor agreements, dsIT and Comverge`s subsidiary in Israel are required to make severance payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of December 31, 2002, we had a total of $3.4 million in potential severance obligations, of which approximately $2.4 million was funded with cash to insurance companies and approximately $1.0 million was unfunded. The entire $3.4 million was accrued for as of December 31, 2002.

     Under the terms of his employment agreement with us, we have an obligation to pay our Chief Executive Officer consulting fees over a seven year period upon his retirement on December 31, 2003. Although we contemplate that those payments will begin on January 1, 2004, our CEO has the option to terminate his employment agreement and begin his consulting period on or prior to December 31, 2003. During the first four years of the consulting period, we would have to pay our CEO 50% of his salary in effect at the time of termination and 25% of that salary during the last three years of the consulting period, plus contributions to a non-qualified defined contribution retirement plan equal to 25% of the consulting fee. At the start of the consulting period, we are also required to fund amounts payable for the term of the consulting period, by the purchase of an annuity or similar investment product. The CEO`s salary for 2002 is $434,000.

     We also have severance arrangements under an employment agreement with our Chief Financial Officer to pay severance under certain circumstances. If our CFO employment agreement is terminated by us or by him for reasons other than for cause, we must pay him (i) an amount equal to 150% of his last month`s salary multiplied by the number of years (including partial years) that the CFO worked for us, plus (ii) an amount equal to five times his last month`s salary or two times such salary if the CFO terminates the employment agreement other than after a change in control or a breach by us of his employment agreement. Our severance obligation would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to the CFO`s employment agreement. As of December 31, 2002, the unfunded portion of such severance obligation was $35,000.

     Our energy intelligence solutions subsidiary may in certain circumstances be liable to make severance payments to its CEO and its Executive Vice President. Under the employment agreement with the CEO of the subsidiary if his employment is terminated without cause, the subsidiary would have to pay the subsidiary CEO one year of base salary, or if there has been an IPO for the subsidiary, three years of base salary plus up to 15% of any excess parachute payment. The subsidiary CEO`s salary for 2002 is $250,000 per annum.

     Under our employment agreement with the Executive Vice President of our energy intelligence solutions segment, if such officer`s employment agreement were terminated without cause, the subsidiary would have to pay to such officer three months of base salary ($205,000 during 2002) for each year (or partial year) of service to the subsidiary up to a maximum of one year of salary. The Executive Vice President`s employment commenced in March 2001.

     Our energy intelligence solutions subsidiary is not obligated to make any severance payments under these agreements if the CEO or the Executive Vice President voluntary terminates his employment agreement.

     We also have severance arrangements under an employment agreement with the Chief Executive Officer of dsIT to pay severance under certain circumstances. If his employment agreement is terminated by us or by him for reasons other than for cause, we must pay him (i) an amount equal to last month`s salary multiplied by the number of years (including partial years) that he worked for Endan and dsIT. Our severance obligation would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to his employment agreement. As of December 31, 2002, the unfunded portion of such severance obligation was $34,000.

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

     The dollar cost of our operations in Israel may be adversely affected in the future by a revaluation of the NIS in relation to the dollar, should it be significantly different from the rate of inflation. In 2002 the devaluation of the NIS against the dollar was 7.3%, whereas in 2001 the devaluation of the NIS against the dollar was 9.3%. Inflation in Israel was 6.5% and 1.4% during these same periods, respectively. During the first two months of 2003, the NIS was further devalued against the dollar by 1.5% and inflation during this period was 0.6%.

     As of December 31, 2002, virtually all of our monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS, and the net amount of such monetary assets and liabilities was not material. In the event that in the future we have material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

Payments to Related Parties

     We paid an individual as a director and vice president, who is the son of our Chief Executive Officer, approximately $280,000, $197,000 and $230,000 for the years ending December 31, 2000, 2001 and 2002, respectively. We also have engaged certain of our directors and former directors to render professional services to us. One of our former directors, who is also the son-in-law of our Chief Executive Officer, is principal of a law firm that we engage to perform legal services for us. We paid to this firm legal fees and out-of-pocket disbursements (which includes fees and expenses of special counsel hired on our behalf) of approximately $474,000, $575,000 and $630,000 for the years ended December 31, 2000, 2001 and 2002, respectively. We also engaged an asset management firm that is controlled by one of our directors. This firm provided discretionary asset management services to us. In the year ended December 31, 2001 and 2002, we paid fees of $13,000 and $12,000 to this asset management firm. The engagement with the asset management firm was terminated in September 2002. The chief executive officer of the Company`s Israeli subsidiary has a loan from the subsidiary that was acquired in 2001. The loan balance and accrued interest at December 31, 2001 and 2002 was $47,000 and $48,000, respectively. The loan has no defined maturity date, is denominated in NIS, is linked to the Index and bears interest at 4% per annum. The Company`s Comverge subsidiary has made loans of $10,000 each to both our Chief Executive Office and Chief Financial Officer. The loans had an initial maturity date of January 3, 2002 and were extended at that time to mature on January 3, 2004. The loans bear interest at 4.25% per annum. The balances of the loans and accrued interest at December 31, 2001 and 2002 were $23,000 and $25,000, respectively. The Comverge subsidiary also extended a loan of $14,000 to Comverge`s Executive
Vice-President in 2001. This loan bears interest at 6.5% per annum and is to mature in July 2004. The balance of the loan and accrued interest at December 31, 2001 and 2002 was $15,000 and $16,000, respectively.

SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain of our unaudited quarterly consolidated financial information for the years ended December 31, 2001 and 2002. This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto.

                                                                     2001
                                                                     ----

                                                   First      Second      Third       Fourth
                                                  Quarter     Quarter     Quarter     Quarter
                                                 --------    --------    --------    --------

                                                    (in thousands, except per share amounts)
Sales                                            $ 13,229    $ 12,569    $ 10,359    $  9,767
Cost of sales                                      10,537       9,753       8,162       9,106
                                                 --------    --------    --------    --------

Gross profit                                        2,692       2,816       2,197         661
Research and development                              482         871         863          68
Selling, general and administrative                 4,184       4,203       4,242       4,042
Impairment of goodwill and investment .                --          --          --         227
Gain on sale of division/subsidiary                    --          --          --         397
                                                 --------    --------    --------    --------

Operating income (loss)                            (1,974)     (2,258)     (2,908)     (3,279)
Interest income (expense), net                        195         184         177          89
Other income (loss), net                              (61)         56          31         (58)
Minority interests                                     --          --          --          --
                                                 --------    --------    --------    --------

Income (loss) before provision (benefit)
   for income taxes                                (1,840)     (2,018)     (2,700)     (3,248)
Provision (benefit) for income taxes                   27          85         (94)        (29)
                                                 --------    --------    --------    --------
Net income (loss)                                $ (1,867)   $ (2,103)   $ (2,606)   $ (3,219)
                                                 ========    ========    ========    ========

Basic and diluted net income (loss) per share:
   Net income (loss) per share                   $  (0.27)   $  (0.30)   $  (0.37)   $  (0.46)
                                                 ========    ========    ========    ========

Weighted average number of shares
   outstanding - basic                              6,964       6,910       6,950       7,009
                                                 ========    ========    ========    ========

Weighted average number of shares
   outstanding - diluted                            6,964       6,910       6,950       7,009
                                                 ========    ========    ========    ========

                                                                    2002
                                                                    ----

                                                  First       Second      Third        Fourth
                                                  Quarter     Quarter     Quarter     Quarter
                                                 --------    --------    --------    --------

                                                    (in thousands, except per share amounts)
Sales                                            $ 12,808    $ 12,783    $ 11,269    $ 19,026
Cost of sales                                       9,830      10,191       8,906      13,979
                                                 --------    --------    --------    --------

Gross profit                                        2,978       2,592       2,363       5,047
Research and development                              460         550         256         260
Selling, general and administrative                 4,300       4,452       3,923       4,079
Impairment of goodwill and investment .                --          --       2,760          90
Gain on sale of division/subsidiary                    --          --          --          --
                                                 --------    --------    --------    --------

Operating income (loss)                            (1,782)     (2,410)     (4,576)        618
Interest income (expense), net                         (1)       (146)       (393)       (419)
Other income (loss), net                               27          66          56         (36)
Minority interests                                     (4)        207         649          28
                                                 --------    --------    --------    --------

Income (loss) before provision (benefit)
   for income taxes                                (1,760)     (2,283)     (4,264)        191
Provision (benefit) for income taxes                   42          15           7         (36)
                                                 --------    --------    --------    --------
Net income (loss)                                $ (1,802)   $ (2,298)   $ (4,271)   $    227
                                                 ========    ========    ========    ========

Basic and diluted net income (loss) per share:
   Net income (loss) per share                   $  (0.25)   $  (0.31)   $  (0.58)   $   0.03
                                                 ========    ========    ========    ========

Weighted average number of shares
   outstanding - basic                              7,353       7,353       7,353       7,335
                                                 ========    ========    ========    ========

Weighted average number of shares
   outstanding - diluted                            7,353       7,353       7,353       7,336
                                                 ========    ========    ========    ========

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

     In the normal course of business, we are exposed to fluctuations in interest rates on the $5.7 million of debt incurred to finance our capital expenditures as well as lines-of-credit and long-term debt incurred to finance our operations in Israel, currently $1.5 million and $786,000, as well as the Comverge line-of-credit of $1.0 million. Our convertible note, with a face value of $1.4 million, has a fixed rate of interest of 10%; however, the conversion feature of our convertible note is exposed to fluctuations in the price of our common stock. Additionally, our monetary assets and liabilities (net liability of approximately $764,000) in Israel are exposed to fluctuations in exchange rates. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or exchange rate exposures.

     Fair Value of Financial Instruments

     Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments. Fair value for long-term debt and long-term deposits are estimated based on the current rates offered to us for debt and deposits with similar terms and remaining maturities. The fair value of our long-term debt and long-term deposits are not materially different from their carrying amounts.

     Concentrations of Credit Risk

     Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, short and long-term bank deposits, and trade receivables. The counterparty to a majority of our cash equivalent deposits as well as our short and long-term bank deposits is a major financial institution of high credit standing. We do not believe there is significant risk of non-performance by these counterparties. Approximately 12% of the trade accounts receivable at December 31, 2002 was due from a U.S. customer that pays its trade receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the large number of entities comprising the our customer base.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Furnished at the end of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to each of our directors and nominees for director and the information relating to our executive officers, appearing under the captions "Election of Directors - Certain Information Regarding Directors and Officers" and "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in our definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2003 (the "2003 Proxy Statement"), is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information relating to compensation of directors and executive officers, appearing under the captions "Executive and Director Compensation - Compensation of Directors", "Executive and Director Compensation - Compensation Committee Interlocks and Insider Participation", "Executive and Director Compensation - Employment Arrangements", "Executive and Director Compensation - Executive Compensation" and "Compensation Report of the Board of Directors" in the 2003 Proxy Statement, is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information relating to security ownership, appearing under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement which the Company intends to file with the SEC no later than 120 days after the end of the fiscal year covered by this report. is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and transactions, appearing under the caption "Executive and Director Compensation - Certain Related Party Transactions" in the 2003 Proxy Statement, is hereby incorporated by reference.

ITEM 14.  CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC`s rules and forms.

CHANGES IN CONTROLS AND PROCEDURES

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) EXHIBITS:

        3.1 Certificate of Incorporation of the Registrant, with amendments thereto (incorporated herein by reference to Exhibit 3.1 to the Registrant`s Registration Statement on Form S-1 (File No. 33-70482) (the "1993 Registration Statement")).
        3.2 By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant`s Registration Statement on Form S-1 (File No. 33-44027) (the "1992 Registration Statement")).
        3.3 Amendments to the By-laws of the Registrant adopted December 27, 1994 (incorporated herein by reference to Exhibit 3.3 of the Registrant`s Current Report on Form 8-K dated January 10, 1995).
        4.1 Specimen certificate for the Common Stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).
        4.2 Securities Purchase Agreement between the Registrant and Bounty Investors LLC, dated as of October 12, 1999, including Form of Warrant (incorporated herein by reference to Exhibit 1 to the Registrant`s Current Report on Form 8-K dated October 12, 1999 (the "October 1999 8-K")).
        4.3 Form of Registration Rights Agreement between the Registrant and Bounty Investors LLC, dated as of October 12, 1999 (incorporated herein by reference to Exhibit 1 to October 1999 8-K).
        4.4 Warrant to Purchase Common Stock of the Registrant, dated October 12, 1999 (incorporated herein by reference to Exhibit 4.4 to the Registrant`s Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K")).

        4.5 Securities Purchase Agreement, dated as of June 11, 2002, by and among the Registrant, Databit, Inc. and Laurus Master Fund, Ltd. ("Laurus") (including the forms of convertible note and warrant) (incorporated herein by reference to Exhibit 10.1 to the Registrant`s Current Report on Form 8-K dated June 11, 2002).
        4.6 Purchase and Security Agreement, dated as of December 4, 2002, made by and between Comverge ("Comverge") and Laurus (incorporated herein by reference to Exhibit 10.1 to the Registrant`s Current Report on Form 8-K dated December 5, 2002 (the "December 2002 8-K")).
        4.7 Convertible Note, dated December 4, 2002, made by and among Comverge, Laurus and, as to Articles III and V only, the Registrant (incorporated herein by reference to Exhibit 10.2 to the December 2002 8-K).
        4.8 Common Stock Purchase Warrant, dated December 5, 2002, issued by the Registrant to Laurus (incorporated herein by reference to Exhibit
            10.3 to the December 2002 8-K).
        4.9 Registration Rights Agreement, dated as of December 4, 2002, by and between the Registrant and Laurus (incorporated herein by reference to Exhibit 10.4 to the December 2002 8-K).
      *10.1 Employment  Agreement between the Registrant and George Morgenstern, dated as of January 1, 1997  (incorporated  herein by  reference  to
            Exhibit 10.1 to the Registrant`s Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K")).
      *10.2 Employment Agreement between the Registrant and Yacov Kaufman, dated as of January 1, 1999  (incorporated  herein by reference to Exhibit
            10.22 of the Registrants Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K")).
      *10.3 1991 Stock Option Plan (incorporated  herein by reference to Exhibit
            10.4 to the 1992 Registration Statement). *10.4 1994 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the Registrant`s Form 10-K for the year ended December 31, 1995 (the "1995 10-K")).
      *10.5 1994  Stock   Option   Plan  for  Outside   Directors,   as  amended
            (incorporated herein by reference to Exhibit 10.5 to the 1995 10-K).
       10.6 1995 Stock Option Plan for Non-management Employees (incorporated herein by reference to Exhibit 10.6 to the 1995 10-K).
       10.7 Asset Purchase Agreement, dated as of August 2, 2000, by and among the Registrant, International Data Operations, Inc., and Eclipse Networks, Inc. (incorporated herein by reference Exhibit 10.1 to the Registrant`s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
       10.8 Credit Agreement dated as of February 7, 2000 between Comverge and Bank Leumi USA (incorporated herein by reference to Exhibit 10.12 of the 1999 10-K).

       10.9 License Agreement between the Registrant and Lucent Technologies Inc. dated as of January 9, 1998 (incorporated herein by reference to the Registrant`s Current Report on Form 8-K dated February 17,
            1998).
      10.10 Warrant Repurchase Agreement, dated September 25, 2000, among the Registrant, Bank Leumi USA and Bank Leumi le-Israel (incorporated herein by reference to Exhibit 10.11 to the 2000 10-K).
      10.11 Agreement dated January 26, 2002, between the Registrant and Bounty Investors LLC (incorporated herein by reference to Exhibit 10.12 to the 2000 10-K).
      10.12 Lease Agreement, dated February 5, 2002, between Duke-Weeks Realty Limited Partnership and Comverge,

            (incorporated  herein  by  reference  to  Exhibit  10.13 to the 2000
            10-K).
     *10.13 Stock  Option  Agreements,  dated as of  October  1,  1999,  between
            Powercom Control Systems Ltd. and George Morgernstern, Yacov Kaufman and Harvey E. Eisenberg (and related promissory notes) (incorporated herein by reference to Exhibit 10.14 to the 2000 10-K).
      10.14 Share Purchase Agreement, dated as of November 29, 2001, by and among the Registrant, Decision Systems Israel Ltd., Endan IT Solutions Ltd., Kardan Communications Ltd., Neuwirth Investments Ltd., Jacob Neuwirth (Noy) and Adv. Yossi Avraham, as Trustee for Meir Givon (incorporated herein by reference to Exhibit 10.1 to the Registrant`s Current Report on Form 8-K dated December 13, 2001).

      10.15 Registration Rights Agreement, dated as of December 13, 2002, by and among the Registrant, Kardan Communications Ltd. and Adv. Yossi Avraham, as Trustee for Meir Givon (incorporated herein by reference to Exhibit 10.2 to the Registrant`s Current Report on Form 8-K dated December 13, 2002).
     *10.16 Employment Agreement,  dated as of September 1, 2002, by and between
            Comverge and Robert M. Chiste  (incorporated  herein by reference to
            Exhibit 10.1 to the Registrant`s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
     *10.17 Restricted Stock Purchase Agreement,  dated as of September 1, 2002, by and between the Registrant and Robert M. Chiste (incorporated herein by reference to Exhibit 10.2 to the Registrant`s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
     *10.18 Option  Agreement,  dated as of  September  1, 2002,  by and between
            Comverge and Robert M. Chiste  (incorporated  herein by reference to
            Exhibit 10.3 to the Registrant`s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
      10.19 Contract for Asset Management Services between the Registrant and Malley Associates Capital Management, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant`s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
     *10.20 Employment Agreement dated as of March 30, 2002 between Comverge and
            Joseph D. Esteves (incorporated herein by reference to Exhibit 10.1 to the Registrant`s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
      10.21 Agreement, dated as of January 31, 2002, between Comverge and Bank Leumi USA (incorporated herein by reference to Exhibit 10.21 to the Registrant`s Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K").
      10.22 $6,000,000 Term Note of Comverge dated as of January 31, 2002, payable to Bank Leumi USA (incorporated herein by reference to
            Exhibit 10.22 to the 2001 10-K).
     *10.23 First Amendment to Employment  Agreement,  dated as of May 17, 2002, by and between the Registrant and George Morgenstern (incorporated herein by reference to Exhibit 10.23 to the 2001 10-K).
     #10.24 Agreement,  dated as of January 31, 2003,  between Comverge and Bank
            Leumi USA (including form of $6,000,000 Term Note of Comverge dated as of January 31, 2003, payable to Bank Leumi USA).
     #10.25 Agreement, dated as of February 25, 2003, between the Registrant and
            J.P. Turner & Company, L.L.C. *10.26 Second Amendment to Employment Agreement, dated as of March 12, 2002, between the Registrant and George Morgenstern (incorporated herein by reference to Exhibit 10.1 to the Registrant`s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
     *10.27 Amendment to Employment Agreement, dated as of June 1, 2002, between the Registrant and Yacov Kaufman (incorporated herein by reference to Exhibit 10.1 to the Registrant`s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
      10.28 Guaranty, dated December 4, 2002, made by the Registrant in favor of Laurus (incorporated herein by reference to Exhibit 10.5 to the December 2002 8-K).
     #10.29 Preferred  Stock Purchase  Agreement,  dated as of April 7, 2003, by and among Comverge, the Registrant and the other investors named therein.
     #10.30 Investors` Rights Agreement, dated as of April 7, 2003, by and among
            Comverge, the Registrant and the investors and Comverge management named therein.
     #10.31 Co-Sale and First Refusal  Agreement,  dated as of April 7, 2003, by and among Comverge, the Registrant and the investors and stockholders named therein.
     #10.32 Voting Agreement,  dated as of April 7, 2003, by and among Comverge, the Registrant and the other investors named therein.
     #10.33 Letter Agreement, dated as of April 1, 2003, by and between the Registrant and Laurus.

      #21.1 List of subsidiaries.
      #23.1 Consent of KPMG LLP.
      #99.1 Certification  pursuant  to  18  U.S.C.  Section  1350,  as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      #99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------
-
*    This  exhibit  includes  a  management   contract,   compensatory  plan  or
     arrangement in which one or more directors or executive officers of the Registrant participate.

#    This Exhibit is filed herewith.

(b) FINANCIAL STATEMENT SCHEDULES.

         None.

(c) REPORTS ON FORM 8-K.

     (i) Report on Form 8-K, dated December 5, 2002, filed on December 9, 2002, relating to the closing by our subsidiary, Comverge, of a three-year $2 million secured revolving line of credit from Laurus Master Fund, Ltd.

     (ii) Amendment No. 1 to Report on Form 8-K/A, dated December 5, 2002, filed on December 24, 2002, relating to the closing by our subsidiary, Comverge, of a three-year $2 million secured revolving line of credit from Laurus Master Fund, Ltd.

     (iii) Report on Form 8-K, dated December 19, 2002, filed on December 24, 2002, relating to a Nasdaq Staff Determination for non-compliance with the minimum stockholders` equity requirement for continued listing on the Nasdaq National Market.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on April 14, 2003.

                                         DATA SYSTEMS & SOFTWARE INC.

                                         BY      /s/ GEORGE MORGENSTERN
                                            ----------------------------------

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

          SIGNATURE                                        TITLE                               DATE

    /s/ GEORGE MORGENSTERN           Chairman of the Board; President; Chief Executive    April 14, 2003
-----------------------------        Officer; and Director
      George Morgenstern

      /s/ YACOV KAUFMAN              Vice President, Chief Financial Officer              April 14 , 2003
-----------------------------        (Principal Financial Officer and Principal
        Yacov Kaufman                Accounting Officer)

     /s/ ALLEN I. SCHIFF             Director                                             April 14, 2003
-----------------------------
       Allen I. Schiff

       /s/ SUSAN MALLEY              Director                                             April 14, 2003
-----------------------------
         Susan Malley

        /s/ AVI KERBS
-----------------------------        Director
          Avi Kerbs                                                                       April 14, 2003

     I, George Morgenstern, the Chief Executive Officer of Data Systems & Software Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Data Systems & Software Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant`s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant`s   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and to the audit committee of registrant`s board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and

6. The registrant`s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 14, 2003                        By:  \S\ GEORGE MORGENSTERN
                                                   -----------------------------
                                                       George Morgenstern
                                                       Chief Executive Officer

     I, Yacov Kaufman, the Chief Financial Officer of Data Systems & Software Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Data Systems & Software Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant`s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (e)  evaluated  the  effectiveness  of  the  registrant`s   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and to the audit committee of registrant`s board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and

          (c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and

6. The registrant`s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   April 14, 2003                          By:  \S\ YACOV KAUFMAN
                                                      ---------------------
                                                         Yacov Kaufman
                                                         Chief Financial Officer

                          DATA SYSTEMS & SOFTWARE INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF DATA SYSTEMS & SOFTWARE INC.:

Report of KPMG LLP ...............................................................   F-1

Consolidated Balance Sheets
    as of December 31, 2001 and December 31, 2002 ................................   F-2

Consolidated Statements of Operations
   for the years ended December 31, 2000, December 31,  2001 and December 31, 2002   F-3

Consolidated Statements of Changes in Shareholders` Equity
   for the years ended December 31, 2000, December 31, 2001 and December 31, 2002    F-4

Consolidated Statements of Cash Flows
   for the years ended December 31, 2000, December 31, 2001 and December 31, 2002    F-5

Notes to Consolidated Financial Statements .......................................   F-8

                          Independent Auditors` Report

The Board of Directors and Shareholders of
Data Systems & Software Inc.:

     We have audited the accompanying consolidated balance sheets of Data Systems & Software Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, changes in shareholders`
equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Data Systems & Software Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Notes 2 and 9 to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No. 141, "Business Combinations", for purchase method business combinations completed after June 30, 2001, and No. 142, "Goodwill and Other Intangibles", effective January 1, 2002.

     As discussed in Note 2, the Company adopted Statement of Financial Accounting Standard No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in 2002 and reclassified the 2000 loss on early redemption of debt.


                                                     /s/ KPMG LLP

Short Hills, New Jersey
March 7, 2003, except as to Notes 1(b) and 19, which are as of April 10, 2003

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                         ASSETS                       As of December 31,
                                                                      ------------------
                                                                      2001        2002
                                                                      ----        ----
Current assets:
    Cash and cash equivalents ...................................   $  4,025    $  1,150
    Debt securities .............................................      1,828          --
    Restricted cash .............................................        317         241
    Trade accounts receivable, net ..............................     10,197      12,267
    Inventory ...................................................        658       2,217
    Other current assets ........................................      1,858       1,401
                                                                    --------    --------
          Total current assets ..................................     18,883      17,276
 Investments ....................................................         90          --
 Property and equipment, net ....................................      2,296       1,972
 Goodwill .......................................................      7,737       4,929
 Other intangible assets, net ...................................        909         404
 Long-term deposits .............................................      6,000       5,700
 Other assets ...................................................        676         669
 Prepaid employee termination benefits ..........................      2,653       2,355
                                                                    --------    --------
          Total assets ..........................................   $ 39,244    $ 33,305
                                                                    ========    ========
                          LIABILITIES AND SHAREHOLDERS` EQUITY
Current liabilities:
    Short-term debt and current maturities of long-term debt, net   $  2,499    $  3,755
    Trade accounts payable ......................................      4,010       5,185
    Accrued payroll, payroll taxes and social benefits ..........      2,193       2,098
    Other current liabilities ...................................      3,372       3,411
                                                                    --------    --------
          Total current liabilities .............................     12,074      14,449
                                                                    --------    --------
Long-term liabilities:
         Long-term debt .........................................      6,182       6,278
         Other liabilities ......................................        285         477
         Liability for employee termination benefits ............      3,811       3,364
                                                                    --------    --------
             Total long-term liabilities ........................     10,278      10,119
Commitments and contingencies (Note 13)
 Minority interests .............................................      2,530       1,609
                                                                    --------    --------
Shareholders` equity:
   Common stock - $.01 par value per share:
       Authorized - 20,000,000 shares; Issued - 8,161,867 shares          82          82
   Additional paid-in capital ...................................     36,981      37,687
   Warrants .....................................................        114         364
   Deferred compensation ........................................        (14)         (7)
   Accumulated deficit ..........................................    (18,643)    (26,787)
   Treasury stock, at cost - 808,704 and 845,704 shares
            for 2001 and 2002, respectively .....................     (3,860)     (3,913)
   Shareholder`s note ...........................................       (298)       (298)
                                                                    --------    --------
  Total shareholders` equity ....................................     14,362       7,128
                                                                    --------    --------
          Total liabilities and shareholders` equity ............   $ 39,244    $ 33,305
                                                                    ========    ========

 The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 2000        2001        2002
                                                               --------    --------    --------
Sales:
   Products ................................................   $ 38,300    $ 32,717    $ 39,831
        Services ...........................................     19,539      13,207      16,055
                                                               --------    --------    --------
                                                                 57,839      45,924      55,886
                                                               --------    --------    --------
Cost of sales:
        Products ...........................................     31,415      27,122      30,994
        Services ...........................................     14,191      10,436      11,912
                                                               --------    --------    --------
                                                                 45,606      37,558      42,906
                                                               --------    --------    --------
           Gross profit ....................................     12,233       8,366      12,980
Research and development expenses ..........................        928       2,284       1,526
Selling, general and administrative expenses ...............     16,340      16,671      16,754
Impairment of goodwill and investment ......................         --         227       2,850
Gain on sale of subsidiary/division ........................      1,144         397          --
                                                               --------    --------    --------
     Operating loss ........................................     (3,891)    (10,419)     (8,150)
Interest income ............................................      1,758       1,104         253
Interest expense ...........................................       (709)       (459)     (1,212)
Loss on early redemption of debt ...........................       (943)         --          --
Other income (loss), net ...................................        (50)        (32)        113
Minority interests .........................................         --          --         880
                                                               --------    --------    --------
     Loss before provision (benefit) for income taxes ......     (3,835)     (9,806)     (8,116)
Provision (benefit) for income taxes .......................        171         (11)         28
                                                               --------    --------    --------
     Loss from continuing operations .......................     (4,006)     (9,795)     (8,144)
Loss from discontinued operations, net of income taxes .....       (104)         --          --
Gain on sale of discontinued operations, net of income taxes      4,222          --          --
                                                               --------    --------    --------
Net income (loss) ..........................................   $    112    $ (9,795)   $ (8,144)
                                                               ========    ========    ========

Basic and diluted net income (loss) per share:
        Loss from continuing operations ....................   $  (0.54)   $  (1.41)   $  (1.11)
   Discontinued operations .................................       0.56          --          --
                                                               --------    --------    --------
     Net income (loss) per share ...........................   $   0.02    $  (1.41)   $  (1.11)
                                                               ========    ========    ========
Weighted average number of shares
          outstanding - basic and diluted...................      7,422       6,970       7,349
                                                               ========    ========    ========

               The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS` EQUITY
                                 (IN THOUSANDS)

                                                                       Treasury   Shareholder`s   Accumulated
                                                                         Stock        Note          Deficit       Total
                                                                         -----        ----          -------       -----

Balances as of December 31, 1999 ...............................       $ (2,365)     $   --        $ (8,925)    $ 24,850

Conversion of convertible debentures ...........................             --          --              --          260
Exercise of options ............................................             --          --              --           66
Amortization of restricted stock award compensation ............             --          --              --           73
Repurchase of outstanding warrants .............................             --          --              --         (375)
Purchase of treasury shares ....................................         (2,405)         --              --       (2,405)
Net income .....................................................             --          --             112          112
                                                                       --------      ------        --------     --------
Balances as of December 31, 2000 ...............................       $ (4,770)     $   --        $ (8,813)    $ 22,581

Exercise of options ............................................             73          --             (35)         231
Issuance of shares .............................................             --        (298)             --           --
Issuance of deferred compensation ..............................             --          --              --           --
Amortization of deferred compensation ..........................             --          --              --            2
Treasury shares issued in respect of acquisition at average cost          1,744          --              --        2,250
Purchase of treasury shares ....................................           (907)         --              --         (907)
Net loss .......................................................             --          --          (9,795)      (9,795)
                                                                       --------      ------        --------     --------
Balances as of December 31, 2001 ...............................       $ (3,860)     $ (298)       $(18,643)    $ 14,362

Grant and amortization of stock option compensation ............             --          --              --           25
Expiration of warrants .........................................             --          --              --           --
Value of 10% convertible note allocated to beneficial conversion
   feature and related warrants ................................             --          --              --          692
Value of convertible portion of line of credit allocated to
   beneficial conversion feature and related warrants ..........             --          --              --          246
Purchase of treasury shares ....................................            (53)         --              --          (53)
Net loss .......................................................             --          --          (8,144)      (8,144)
                                                                       --------      ------        --------     --------
Balances as of December 31, 2002 ...............................       $ (3,913)     $ (298)       $(26,787)    $  7,128
                                                                       ========      ======        ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   Year Ended December  31,
                                                                                 2000        2001        2002
                                                                                 ----        ----        ----

Cash flows used in operating activities:
   Net income (loss) ......................................................   $    112    $ (9,795)   $ (8,144)
   Adjustments to reconcile net income (loss) to net cash used in operating
      activities--see Schedule A ..........................................     (5,973)      1,024       2,136
                                                                              --------    --------    --------
   Net cash used in operating activities ..................................     (5,861)     (8,771)     (6,008)
                                                                              --------    --------    --------
Cash flows provided by investing activities:
Short-term bank deposits, net .............................................     (4,985)      5,994          --
Proceeds from (investment in) long-term deposits ..........................     (6,000)         --         300
Investment in debt securities .............................................         --      (3,215)       (154)
Proceeds from sale and maturity of marketable and debt securities .........         --       1,383       2,031
Proceeds from sale of investment held for sale ............................     30,889          --          --
Net proceeds from sale of division ........................................      1,838          --          --
Acquisitions of property and equipment and intangible assets ..............       (759)       (904)       (492)
Proceeds from sale of property and equipment ..............................        132          23          28
Business acquisitions -see Schedule C .....................................         --        (500)         --
                                                                              --------    --------    --------
   Net cash provided by investing activities ..............................     21,115       2,781       1,713
                                                                              --------    --------    --------
Cash flows provided by (used in) financing activities:
Purchase of treasury stock ................................................     (2,405)       (907)        (53)
Proceeds from stock options exercises .....................................         66         231          --
Proceeds from issuance of convertible note net of issuance costs ..........         --          --       1,749
Repurchase of outstanding warrants ........................................       (375)         --          --
Redemption of convertible debentures ......................................     (2,001)         --          --
Short-term debt borrowings (repayments), net ..............................     (6,971)        836        (510)
Proceeds from long-term debt ..............................................      6,021          --         679
Repayments of long-term debt and debt acquired in acquisition .............        (91)     (1,022)       (445)
                                                                              --------    --------    --------
   Net cash provided by (used in) financing activities ....................     (5,756)       (862)      1,420
                                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents ......................      9,498      (6,852)     (2,875)
Cash and cash equivalents at beginning of year ............................      1,379      10,877       4,025
                                                                              --------    --------    --------
Cash and cash equivalents at end of year ..................................   $ 10,877    $  4,025    $  1,150
                                                                              ========    ========    ========
Supplemental cash flow information: Cash paid during the year for:
      Interest ............................................................   $    764    $    372    $    579
                                                                              ========    ========    ========
      Income taxes ........................................................   $  3,596    $    459    $    138
                                                                              ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
               SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                                          2000       2001       2002
                                                                                          ----       ----       ----
A. Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ....................................................   $ 1,628    $ 1,338    $ 1,155
   Minority interests and write-off of minority interest balance ....................        --         --       (921)
   Impairment of goodwill and acquired software .....................................        --         --      3,000
   Issuance of subsidiary shares to minority interests ..............................        30         --         --
   Gain on sale of investment held for sale .........................................    (4,989)        --         --
   Allowance for doubtful accounts ..................................................       254       (279)       (46)
   Deferred taxes ...................................................................       (20)        14       (107)
   Increase (decrease) in liability for employee termination benefits ...............       (13)       332       (447)
   Gain on sale of segment/subsidiary stock .........................................    (1,144)      (397)        --
   Loss (gain) on sale of marketable securities and debt securities, net ............        --          4        (49)
   Loss from write-down of investment ...............................................        --        227         90
   Write-down of inventory ..........................................................        --        391         --
   Loss (gain) on sale of property, plant and equipment, net ........................        (4)        33         (4)
   Amortization of restricted stock award and deferred compensation .................        73          2         25
   Loss on early redemption of debt .................................................       943         --         --
   Accretion of discount on convertible debt and amortization of related costs ......        37         --        679
   Other ............................................................................        --          7       (208)
   Receipt of investments for services rendered .....................................      (153)      (164)        --
   Changes in operating assets and liabilities, net of effect of acquisitions:
     Restricted cash ................................................................       234        (15)        76
     Funding of termination benefits ................................................        50        (36)       298
     Decrease (increase) in accounts receivable and other assets ....................      (304)     1,508     (1,181)
     Decrease (increase) in inventory ...............................................     1,257       (601)    (1,559)
     Increase (decrease) in accounts payable and other liabilities ..................    (3,852)    (1,340)     1,335
                                                                                        -------    -------    -------

                                                                                        $(5,973)   $ 1,024    $ 2,136
                                                                                        =======    =======    =======
B. Non-cash investing and financing activities:
   Adjustment of goodwill ...........................................................   $   682               $    48
                                                                                        =======               =======
   Issuance of shares for debt ......................................................   $   260    $   298
                                                                                        =======    =======
   Adjustment of fixed assets to other current liabilities ..........................   $    11
                                                                                        =======
   Issuance of deferred compensation ................................................              $    16
                                                                                                   =======
   Shares of subsidiary issued in respect of acquisition ............................              $ 2,938
                                                                                                   =======
   Issuance of treasury shares in respect of acquisition ............................              $ 2,250
                                                                                                   =======
   Reduction of goodwill from realization of acquired deferred tax asset ............              $   180
                                                                                                   =======
   Write-off of retired and fully depreciated property and equipment ................              $ 1,842
                                                                                                   =======
   Accounts payable incurred in acquisition of fixed assets .........................                         $    50
                                                                                                              =======
   Value of beneficial conversion feature and related warrants
        on issuance of convertible debt .............................................                         $   938
                                                                                                              =======
   Increase in deferred tax liability associated with adjustment of intangible assets                         $    17
                                                                                                              =======
C. Assets/liabilities acquired in acquisitions:
   Current assets ...................................................................               (2,124)
   Property and equipment and other assets ..........................................                 (995)
   Goodwill and intangibles .........................................................               (6,570)
   Current liabilities ..............................................................                1,958
   Long-term debt ...................................................................                1,319
   Other liabilities, minority interests and deferred taxes .........................                3,662
   Shareholders` Equity .............................................................                2,250
                                                                                                   -------
                                                                                                   $  (500)
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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--NATURE OF OPERATIONS

     (a) Description of Business

          Data Systems & Software Inc., a Delaware corporation ("DSSI"), through its subsidiaries (collectively, the "Company"), (i) provides software consulting and development services, (ii) is an authorized dealer and a value-added-reseller of computer hardware, and (iii) provides energy intelligence solutions for utilities and energy companies. The Company`s operations are based in the United States and in Israel. DSSI`s shares were transferred from the Nasdaq National Market effective March 3, 2003 and are currently traded on the Nasdaq SmallCap Market.

     (b) Financing of Operations

     As of December 31, 2002 the Company had working capital of $2,827, including $1,150 in non-restricted cash and cash equivalents. Net cash used in operating activities in the fourth quarter of 2002 was $1,057 in addition to the $4,951 net cash used in the first three quarters of 2002. The primary uses of the Company`s net cash in 2002 were the Company`s loss, including the losses in Comverge and corporate expenses, and a $1,563 investment in inventory over the year. These expenditures were financed by the proceeds from the sale and maturity of marketable debt securities and the proceeds from issuance of a convertible note.

     In December 2002, Comverge acquired a $2,000 line of credit, secured by its inventory, accounts receivables, Databit`s accounts receivables and a corporate guarantee. As of December 31, 2002, Comverge had utilized $1,000 of this line of credit.

On April 7, 2003 the Company completed a private equity financing of Comverge in the amount of $13,000, $3,250 of which was invested by the Company and $9,750 of which was invested by a group of leading energy venture capital investors. At the same time, Comverge obtained a new credit arrangement of $6,500. In connection with this new credit facility, Comverge paid off in full its $5,500 (as at March 31, 2003) bank loan and the outstanding balance of its $2,000 line of credit, which line was also terminated. The new credit facility includes a $1,500 term loan secured by the Company`s pledge of $1,500 which is being held in a restricted long-term deposit at Comverge`s new lender, and a $5,000 revolving line of credit secured by the assets of Comverge. As part of the new credit arrangements, $1,000 of the long-term deposit, held as security for Comverge`s previous loan, became unrestricted and is now freely available to the Company as working capital. Comverge has agreed to prepay the term loan and permit release of the long-term deposit over the next 20 months, subject to certain conditions.

     The Company believes that the proceeds of the financing and new credit arrangements should provide sufficient financing for Comverge to independently fund its activities. Due to the significant interest in Comverge held by others and other restrictions, working capital and cash flows of Comverge will not be available to finance the Company`s other U.S. activities.

     Of the total working capital at December 31, 2002, $400 was in the Company`s majority-owned dsIT subsidiary. Due to Israeli tax and company law constraints, as well as the significant minority interest in dsIT, such working capital and cash flows from dsIT`s operations are not available to finance U.S. activities. At December 31, 2002,dsIT was utilizing $1,500 of its $2,000 lines of credit. dsIT`s lines of credit are denominated in NIS and bear an average interest rate of the Israeli prime rate plus 0.9% per annum. The Israeli prime rate fluctuates and as of December 31, 2002 was 10.6%. The Company believes that dsIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months. This is based on continued utilization of its line of credit and improved operating results stemming from cost reductions.

     The Company believes that it has more than sufficient liquidity to finance its U.S.-based operating activities, excluding,Comverge and corporate activities for at least the 12 months following the date of this report. The Company intends to finance its other U.S. activities from cash on hand and from operating cash flow from expected profitable operations of the computer hardware segement. As of April 10, 2002 cash on hand was $1,900 including $1,000 released form the long-term deposit as part of Comverge`s bank arrangements and $600 from the sale of shares to Laurus.

     (c) Use of Estimates in Preparation of Financial Statements

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Some of the more significant estimates being made involve percentage of completion for fixed-price contracts and the evaluation of the recoverability of inventory, goodwill and deferred tax assets. Actual results could differ from those estimates.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FOREIGN CURRENCY TRANSACTIONS

          The currency of the primary economic environment in which the operations of the Company are conducted is the United States dollar ("dollar"). Accordingly, the Company and all of its subsidiaries use the dollar as their functional currency. All exchange gains and losses denominated in non-dollar currencies are reflected in other expense, net in the consolidated statement of operations when they arise. Such foreign currency gains (losses), net amounted to $3, $(3) and $154 for the years ended December 31, 2000, 2001 and 2002, respectively.

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

RECLASSIFICATIONS

         In 2002, the Company early adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." As a result the loss on the early extinguishments of debt of $943 for the year ended December 31, 2000 has been reclassified from an extraordinary item to the computation of loss from continuing operations. There is no effect on net income as a result of this change in classification.

         Certain other reclassifications have been made to the Company`s prior years` consolidated financial statements to conform with the current year`s consolidated financial statement presentation.

CASH AND CASH EQUIVALENTS

          Cash and cash equivalents consist of cash and demand deposits in banks and short-term investments (primarily time deposits and certificates of deposit) with original maturities of three months or less.

INVESTMENT IN DEBT SECURITIES

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

DERIVATIVE INSTRUMENTS

          In June 1998 and June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133", respectively, which establish accounting and reporting standards for all derivative instruments and hedging activities. These statements require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those investments at fair value. The Company has no derivatives or embedded derivatives requiring separate accounting and disclosure nor does it engage in hedging activities of foreign currency.

INVENTORY

          Inventories are stated at the lower of cost or market. Cost is determined for raw materials, spare parts and supplies on the average cost method. For finished goods and merchandise inventories, cost is determined on the first-in, first-out method.

INVESTMENTS

          Investments in less than 20% of the voting control of companies or in other entities, over whose operating and financial policies the Company does not have the power to exercise significant influence, are accounted for by the cost method. The carrying values of investments are periodically reviewed to determine whether a decline in value is other than temporary. In the fourth quarters of 2001 and 2002, the Company recorded writedowns of $227 and $90, respectively, with regard to investments in start-up companies.



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

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

          Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company adopted the provisions of SFAS No. 141, "Business Combinations", as of July 1, 2001 and No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and specifies the criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. In accordance with SFAS No. 142, goodwill and acquired intangible assets determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

          SFAS No. 142 requires the Company to assess annually whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year. The Company performs its annual impairment test at the conclusion of its annual budget process, generally in the fourth quarter of each year (though in 2002, the Company recorded an impairment in the third quarter based on its judgment that an impairment had occurred with respect to its software consulting and development segment). The Company has identified its operating segments as its reporting units for purposes of the impairment test and assigned its goodwill and intangible assets to its software consulting and development and energy intelligence solutions segments. The Company determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company then determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, there is an indication that the reporting unit goodwill may be impaired and a second step of the impairment test is performed to determine the amount of the impairment to be recognized, if any.

          In accordance with SFAS No. 141, goodwill from the Company`s acquisition of Endan IT Solutions Ltd. ("Endan") in December 2001 (see Note 3) is not amortized. Goodwill from other acquisitions prior to the adoption of SFAS No. 141 and No. 142 was amortized on a straight-line basis over the expected periods to be benefited, ranging from five to seven years, and assessed for recoverability using a methodology consistent with that of SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see "Impairment of Long-Lived Assets" below).

          Identifiable intangible assets deemed to have an indefinite life are tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired during the year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset`s fair value as determined based on discounted cash flows associated with the asset. The Company has not identified any indefinite life intangible assets.

          The costs of licensed technology and software are presented at estimated fair value at acquisition date. These costs are amortized on a straight-line basis over the term of the license or estimated useful life of the software, generally five years.

          The costs of registered patents and patents pending acquired from third parties are presented at estimated fair value at acquisition date. In addition, registration costs and fees for patents are capitalized. Registered patent costs are amortized over the estimated remaining useful life of the patents, from four to fourteen years. Costs for patents pending are not amortized until they are issued.

IMPAIRMENT OF LONG-LIVED ASSETS

          Effective January 1, 2002, the Company adopted SFAS No. 144. This Statement requires that long-lived assets, except those addressed by SFAS No. 142, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires the Company to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS No. 144 did not have any impact on the Company`s consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from the Company`s previous policy.

          Through December 31, 2001, the carrying values of long-lived assets and goodwill were reviewed for impairment whenever events or changes in circumstances occurred that indicated that the net carrying amount would not be recoverable. The review was based on comparing the carrying amount of the long-lived assets to the undiscounted estimated cash flows over their remaining useful lives. If the sum of the expected undiscounted future cash flows was less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of were reported at the lower of the carrying amount or fair value, less cost to sell.

REVENUE RECOGNITION

          Revenue  from   time-and-materials   service  contracts,   maintenance
agreements and other services are recognized as services are provided.

          Revenues from fixed-price service contracts to design develop manufacture or modify complex load control or other equipment and software to customer specifications are recognized as services are provided using the percentage-of-completion method as costs (primarily direct labor) are incurred, in the proportion that actual costs incurred bear to total estimated costs. Percentage-of-completion estimates are reviewed periodically, and any adjustments required are reflected in the period when such estimates are revised. Losses on contracts, if any, are recognized in the period in which the loss is determined. Fixed price projects in which the Company receives equity shares as compensation for services rendered are recorded at the fair value of the services provided, or equity received, whichever is more readily determinable.

          Revenues from the sale of software licenses are recognized when a license agreement is in force, the product has been shipped, the license fee is fixed or determinable, and collectibility is reasonably assured. Maintenance and subscription revenue is recognized ratably over the contract period.

          Revenues  from  the  sale  of  software  are   recognized   under  the
percentage-of-completion method when the Company`s software requires significant modification and customization.

          Revenues on the sale of products, which are shipped from the Company`s stock of inventory, are recognized when the products are shipped. In accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19 "Recording Revenue Gross as a Principal Versus Net as an Agent", revenue from drop shipments of third-party hardware and software sales are recognized upon delivery, and recorded at the gross amount when the Company is responsible for fulfillment of the customer order, has latitude in pricing, customizes the product to the customer`s specifications and has discretion in the selection of the supplier. Revenue from drop shipment third-party software sales is recognized upon delivery, and recorded net of costs when the Company acts principally as an agent or broker in the transaction.

RESEARCH AND DEVELOPMENT EXPENSES

          Research and development costs are charged to operations as incurred. Research and development expenses consist primarily of labor and related costs.

WARRANTY PROVISION

          The  Company   generally   warrants  its  products   against   certain
manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. As of December 31, 2001 and 2002, the Company has accrued $302 and $52, respectively, for estimated product warranty claims, which is included in other current liabilities. The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs. Warranty claims expense for each of the years 2000, 2001, and 2002 were: $0, $302, and $(250), respectively.

The following table provides the changes in the Company`s product warranties for the year ended December 31, 2002:

     Warranty provision as of December 31, 2001 ........................  $302
     Liabilities accrued for warranties issued during the period .......    87
     Warranty claims paid during the period ............................    (2)
     Changes in liability for pre-existing warranties during the period,  (335)
         including expirations
     Warrant provision as of December 31, 2002 .........................   $52

SALE OF STOCK OF SUBSIDIARY

          The Company recognizes gains and losses from the sale of subsidiary stock through the consolidated statement of operations.

STOCK-BASED COMPENSATION

     At December 31, 2002, the Company has various stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Stock-based employee compensation cost of $73, $2, and $25 is reflected in net income (loss) for 2000, 2001 and 2002, respectively, as certain options granted had an exercise price less than the market value of the underlying common stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to adopt the disclosure requirements of SFAS No. 123 and SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment to FASB Statement No. 123". Awards under the Company`s plans vest over periods ranging from three to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net loss for 2000, 2001 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income (loss) and net income (loss) per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period using the Black-Scholes option pricing model and the assumptions discussed in Note 14(a).

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                          2000        2001         2002
                                                                          ----        ----         ----

     Net income (loss) as reported ..................................   $   112    $ (9,795)   $  (8,144)
     Plus: Stock-based employee compensation expense included in ....        73                        2
            reported net income, net of related tax effects .........        25
     Less: Total stock-based employee compensation expense determined     1,112                      718
            under fair value based method for all awards, net of
            related tax effects .....................................     1,199
                                                                        -------    --------    ---------
     Pro forma net loss .............................................   $  (927)   $(10,511)   $  (9,318)
                                                                        =======    ========    =========

        Net income (loss) per share:
           Basic and diluted - as reported ..........................   $  0.02    $  (1.41)   $   (1.11)
                                                                        =======    ========    =========
           Basic and diluted - pro forma ............................   $ (0.12)   $  (1.51)   $   (1.27)
                                                                        =======    ========    =========

     The pro forma information in the above table also gives effect to the application of SFAS No. 123 on the share option plans of the Company`s subsidiaries.

     The Company accounts for stock-based compensation issued to consultants on a fair value basis in accordance with SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that they will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     The Company presents basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for each period presented. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants or conversion of convertible securities. However, the dilutive effects of stock options, warrants and convertible securities are excluded from the computation of diluted net income (loss) per share if doing so would be antidilutive.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt SFAS No. 143, effective January 1, 2003. The Company does not expect that the adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 will be applied prospectively and will depend on future actions taken by the Company.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor`s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company`s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and such disclosures are included in the notes to these consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material effect on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures to both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the Company`s 2002 consolidated financial statements. The other provisions of SFAS No. 148 are not expected to be applicable to the Company as we have not expressed to change the Company`s accounting for stock-based compensation.

     In October of 2002, the Emerging Issues Task Force (EITF) issued EITF 00-21, "Multiple Element Arrangements". The EITF will require the Company to determine whether to divide a revenue arrangement with multiple deliverables into separate units of accounting. We will be required to adopt this consensus for arrangements entered into beginning July 1, 2003. The Company has not yet determined the impact that this consensus will have on its consolidated financial position and results of operations.

NOTE 3--ACQUISITIONS

     In December 2001, a subsidiary of the Company acquired 100% of the shares of Endan in a transaction accounted for as a purchase business combination and partial sale of a subsidiary. Endan was a privately-held Israeli information technology software and consulting firm and as a result of the acquisition became an integral part of the Company`s software consulting and development segment. The acquisition was consummated in order to broaden the Company`s markets into information technology and to take advantage of economies of scale and synergistic cost savings. Endan`s results of operations are included in the Company`s consolidated statement of operations beginning January 1, 2002. Results for the period from acquisition to December 31, 2001 were not included in the Company`s consolidated statement of operations as they were immaterial. The aggregate purchase price for Endan was $5,788, comprised of (i) $2,250 representing the issuance of 365,210 shares of DSSI common stock valued at $6.16 per share, (ii) $2,912 representing the estimated value of 32% of the outstanding ordinary shares of dsIT, (iii) $500 of cash, (iv) $100 of estimated closing costs and (v) $26 representing the fair value of options to purchase dsIT ordinary shares in exchange for the cancellation of outstanding Endan stock options. The Company recognized a gain of $397 on the issuance of ordinary shares representing a 32% interest in dsIT connection with this transaction. In addition to the purchase consideration mentioned above, in December 2001, the Company also repaid a $1,000 loan previously made by Kardan Communications Ltd. ("Kardan"), Endan`s majority shareholder prior to the acquisition.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at December 31, 2001 adjusted for valuations of intangible assets received in 2002, the effective date of acquisition before the repayment of the Kardan debt.

          Current assets                                        $2,075
          Property and equipment                                   609
          Intangible assets                                        620
          Goodwill                                               6,039
          Other assets                                             314
                                                                ------
                 Total assets acquired                           9,657
                                                                ------

          Current liabilities                                    1,858
          Long-term debt                                         1,319
          Other liabilities                                        495
          Deferred tax liability created in acquisition            197
                                                                ------
                 Total liabilities assumed                       3,869
                                                                ------

                 Net assets acquired                            $5,788
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

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if this acquisition had occurred at the beginning of each of the periods presented, with pro forma adjustments to give effect to the amortization of acquired intangibles and a reduction of interest expense resulting from Endan`s repayment of a $1,000 loan. The unaudited pro forma information does not include the amortization of goodwill acquired, as it is not required to be amortized pursuant to SFAS No.
142. The gain on the partial sale of 32% of dsIT is excluded from the unaudited pro forma consolidated results of operations as it is non-recurring. The unaudited pro forma consolidated results of operations are provided for illustrative purposes only and do not purport to represent what the Company`s results of operations would actually have been, nor do they purport to project the Company`s results of operations for any future period.

                                                                    Year Ended December  31,
                                                                       2000        2001
                                                                     --------    --------
     Net sales ...................................................   $ 63,408    $ 52,355
     Net loss from continuing operations .........................   $ (3,894)   $ (9,884)
     Loss per share from continuing operations - basic and diluted   $  (0.50)   $  (1.35)

     Upon receipt of third-party valuation information, it was determined that the fair value of software licenses acquired (five-year useful life) was $500 and that the fair value of backlog acquired (one-year useful life) was $120. The acquired goodwill resulting from the acquisition was $5,387. The entire goodwill acquired was assigned to the software consulting and development segment. The goodwill resulting from the acquisition is not deductible for income tax purposes and will not be amortized for financial statement purposes in accordance with SFAS No. 142.

NOTE 4--DISPOSITIONS

     (a) In 1999, DSSI owned 60% of the shares of Tower Semiconductor Holdings 1993 Ltd. ("Holdings"). Holdings` only asset was its investment in 45.3% of Tower Semiconductor Ltd. ("Tower"). In December 1999, Holdings entered into an agreement to sell its interest in Tower to the minority owner of Holdings for $30,889. Closing of the agreement was subject to third-party administrative approvals, which were received in January 2000. As part of the agreement, Holdings declared a dividend of $39,515 of which the Company received $23,709 (less withholding taxes of $2,964) in January 2000. The Company`s interest in Holdings was treated as a discontinued operation in the consolidated statements of operations and comprehensive income (loss) for all periods presented. In addition, the Company accrued all taxes with respect to the anticipated repatriation of Tower`s accumulated earnings.

     Upon receipt of the administrative approvals, the Company received the proceeds from the sale, net of the Israeli dividend withholding tax. In 2000, the Company recorded a gain of $4,222 (net of applicable taxes of $767) with respect to this transaction.

     (b) In September 2000, the Company completed the sale of substantially all the assets of its CinNetic division, included in the software development and consulting segment, for a total of $1,838 resulting in a gain of $1,144. The CinNetic division had an operating loss of approximately $315 for the year ended December 31, 2000.

     (c) In 2000, the Company recorded a provision of $104 for a loss from discontinued operations with respect to additional expenses related to its discontinued help desk software segment that was sold in 1998.

NOTE 5--ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net consists, of the following:  As of December 31,
                                                           ------------------
                                                             2001        2002
                                                          ---------   --------
     Trade accounts receivable .......................    $  9,095    $ 11,341
     Unbilled work-in-process ........................       1,362       1,140
     Allowance for doubtful accounts .................        (260)       (214)
                                                          --------    --------
     Accounts receivable, net ........................    $ 10,197    $ 12,267
                                                          ========    ========

     Unbilled work-in-process represents direct labor and expenses incurred on consulting contracts that has not been invoiced to the customer as of the end of the period. Such amounts are generally billed upon the completion of a project milestone.

     Bad debt expense related to trade accounts receivable was $262, $71 and $194 for the years ended December 31, 2000, 2001 and 2002, respectively.

NOTE 6--INVENTORY

     Inventory consists of the following:                 As of December 31,
                                                           2001       2002
                                                          ------     ------
     Raw materials, spare parts and supplies ........     $  409     $1,396
     Work-in-process ................................         --        161
     Finished goods and merchandise .................        249        660
                                                          ------     ------
                                                          $  658     $2,217
                                                          ======     ======

NOTE 7--OTHER CURRENT ASSETS

     Other current assets consist of the following:       As of December 31,
                                                          ------------------
                                                             2001     2002
                                                            ------   ------
     Prepaid expenses ...................................   $  391   $  355
     Interest receivable ................................      817       41
     Income tax receivable and deferred income taxes ....      385      420
     Other ..............................................      265      585
                                                            ------   ------
                                                            $1,858   $1,401
                                                            ======   ======

NOTE 8--PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

                                                             As of December  31,
                                     Estimated Useful Life   -------------------
                                                (in years)       2001       2002
                                                ----------       ----       ----
Cost:
   Computer hardware and software ......                 3     $2,568     $2,727
   Office furniture and equipment ......              4-10      2,276      2,530
   Motor vehicles ......................               4-7        561        592
   Leasehold improvements ..............     Term of Lease        279        316
                                                               ------     ------
                                                                5,684      6,165
                                                               ------     ------
Accumulated depreciation and amortization:
   Computer hardware and software ........................       2,052     2,573
   Office furniture and equipment ........................       1,099     1,288
   Motor vehicles ........................................         146       221
   Leasehold improvements ................................          91       111
                                                                ------    ------
                                                                 3,388     4,193
                                                                ------    ------

Property and equipment, net ..............................      $2,296    $1,972
                                                                ======    ======

     Depreciation and amortization in respect of property and equipment amounted to $834, $687 and $831 for 2000, 2001 and 2002, respectively. In 2001, approximately $1,842 of fully depreciated assets was written off the Company`s books.

NOTE 9--GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective July 1, 2001 and January 1, 2002 the Company adopted the provisions of SFAS No. 141 and No. 142, respectively. In connection with the initial adoption of SFAS No. 142, the Company performed a transitional impairment evaluation of goodwill and concluded that there was no indication of impairment as of January 1, 2002. Upon adoption of SFAS No. 142, the Company evaluated its existing intangible assets and goodwill and determined that no reclassifications were necessary in order to conform with the classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company also assessed the useful lives and residual values of all amortizable intangible assets and determined that no adjustments were necessary.

     Amortization expense related to goodwill was $657 and $502 for the years ended December 31, 2000 and 2001, respectively. In accordance with SFAS No. 142, goodwill arising from the Company`s acquisition of Endan in December 2001 has not been amortized. Net income (loss) and basic and diluted net income (loss) per share, adjusted to exclude goodwill amortization, as if the provisions of SFAS No. 142 had been adopted on January 1, 2000 are as follows:

                                                      Year ended December 31,
                                                        2000         2001
                                                        ----         ----

     Net income (loss), as reported ..............     $   112     $(9,795)
     Plus: Goodwill amortization .................         657         502
                                                       -------     -------
     Adjusted net income (loss) ..................     $   769     $(9,293)
                                                       =======     =======

     Net income (loss) per share:
        Basic and diluted  - as reported .........     $  0.02     $ (1.41)
                                                       =======     =======
        Basic and diluted - as adjusted ..........     $  0.10     $ (1.33)
                                                       =======     =======

     At the end of the third quarter of 2002, management believed that there was an other than temporary decline in the hi-tech market in general, and in the software consulting market in Israel in particular. As required by SFAS No. 142, the Company evaluated its goodwill for impairment as of September 30, 2002 which indicated that its software consulting and development segment`s goodwill was impaired. The fair value of the software consulting and development segment was determined by applying a market-rate multiple to the estimated near-term future revenue stream expected to be produced by the segment (the method used at the time of the Endan acquisition). As a result, the Company recognized a provision for goodwill impairment of $2,760 in 2002. In the fourth quarter, the Company performed its annual impairment test and no additional indications of goodwill impairment were noted.

The table below reconciles the changes in the carrying amount of goodwill, by segment, for the period from December 31, 2001 to December 31, 2002:

                                                  Software
                                                 Consulting            Energy
                                                    and            Intelligence
                                                 Development         Solutions
                                                   Segment            Segment               Total
                                             ------------------- -------------------  ------------------


Balance as of December 31, 2001                   $    7,238            $        499         $    7,737
Goodwill acquisition adjustment                          (48)                      -                (48)
Impairment charge                                     (2,760)                      -             (2,760)
                                                  -----------           ------------        ------------
Balance as of December 31, 2002
                                                  $    4,430            $        499         $    4,929
                                                  ===========           ============        ============

The following table presents certain information on the Company`s intangible assets as of December 31, 2002 and 2001. All intangibles assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

                                                                          AS OF DECEMBER 31, 2002
                                                              ------------------------------------------------
                                                 WEIGHTED
                                                 AVERAGE           GROSS                             NET
                                               AMORTIZATION      CARRYING        ACCUMULATED       CARRYING
                                                  PERIOD          AMOUNT        AMORTIZATION        AMOUNT
                                             -----------------  ------------  -----------------  -------------

      Amortizing intangible assets:
          Licenses                                    5.0 yrs         $568          $563             $    5
          Patents                                    15.0 yrs          288            70                218
          Software licenses                           4.6 yrs          260            79                181
                                                                ------------  -----------------  -------------

                    Total                                           $1,116          $499               $404
                                                                ============  =================  =============



                                                                          AS OF DECEMBER 31, 2001
                                                              ------------------------------------------------
                                                 WEIGHTED
                                                 AVERAGE           GROSS                             NET
                                               AMORTIZATION      CARRYING        ACCUMULATED       CARRYING
                                                  PERIOD          AMOUNT        AMORTIZATION        AMOUNT
                                             -----------------  ------------  -----------------  -------------

      Amortizing intangible assets:
          Licenses                                     5.0 yrs         $568          $457            $   111
          Patents                                     15.0 yrs          279            53                226
          Software licenses                            4.6 yrs          572             -                572
                                                                ------------  -----------------  -------------

                    Total                                            $1,416          $510               $909
                                                                ============  =================  =============




         Amortization in respect of license, patents and software licenses intangible amounted to $137, $147 and $321 (of which $120 represents 12 months of acquired backlog amortization recorded and amortized in 2002) for 2000, 2001 and 2002, respectively. In 2002, in connection with the Company`s evaluation of the software consulting and development segment goodwill, the Company recognized an impairment charge of $240 for software licenses, which is included in cost of sales - services.

         Amortization expense with respect to intangible assets for each of the next five years and thereafter is estimated as follows:

                        Year ended December 31,
                        -----------------------
                                  2003                                     $83
                                  2004                                      49
                                  2005                                      48
                                  2006                                      48
                                  2007                                      30
                               Thereafter                                  146
                                                                    -----------

                                                                          $404
                                                                    ===========

NOTE 10--DEBT

Debt consists of the following:
                                                                             As of December 31,
                                                                             -------------------
                                                                            2001              2002
                                                                         ------------      -----------

          Bank debt (a)..................................................     $6,254           $6,486
          Lines of credit, net of discount (b)...........................      2,416            2,315
          Convertible note, net of discount (c)..........................          -            1,224
          Capital lease obligations (d)..................................         11                8
                                                                         ------------      -----------
                                                                               8,681           10,033

          Less current portion...........................................      2,499            3,755
                                                                         ------------      -----------

                                                                              $6,182           $6,278
                                                                         ============      ===========

(a) Bank debt

         Bank debt as of December 31, 2002 includes a $5,700 loan, which is payable in a single installment upon maturity in February 2003 (in January 2003, the lender agreed to extend the maturity to February 2004) and $786 with respect to various loans from Israeli banks. The $5,700 loan bears interest at LIBOR plus 0.75% (adjusted quarterly), payable quarterly (LIBOR at December 31, 2001 and 2002: 1.88% and 1.75%, respectively). In connection with this loan, the Company is required to deposit $5,700 ($6,000 at December 31, 2001) with the lender as collateral for the loan. The deposit is held in a one-month time deposit bearing interest at 1.3%. The deposit will continue to be renewed at market rates so long as the loan is outstanding. As the compensating balance is required for the term of the loan, the deposit is shown as a non-current asset.

         The loans from Israeli banks are in New Israeli Shekels (NIS) of which $81 are linked to the U.S. dollar, $104 are linked to the Israeli Consumer Price Index (the Index) and $601 are unlinked at December 31, 2002 ($158, $96 and zero, respectively, at December 31, 2001). At December 31, 2002, the loans bear a weighted average interest rate of 7.8% (6.3% at December 31, 2001). During the year ended December 31, 2002, the Index increased by 6.5% (1.4% in 2001) and the NIS was devalued against the U.S. dollar by 7.3% (9.3% in 2001). In connection with these loans, a lien in favor of the Israeli banks was placed on some of dsIT`s assets.

(b) Lines of credit

         (i) At December 31, 2002, the Company had approximately $2,000 in Israeli credit lines available to dsIT, of which approximately $1,500 was then being used and $500 was available for future draws. These credit lines are generally for a term of one year, denominated in NIS and bear interest at a weighted average rate of the Israeli prime rate per annum plus 0.87% (at December 31, 2001, the Israeli prime). The Israeli prime rate fluctuates and as of December 31, 2002 was 10.56% (6.85% at December 31, 2001). The Company has provided guarantees of up to $922 with respect to dsIT`s lines of credit.

         (ii) In December 2002, the Company`s subsidiary Comverge , Inc., secured a three-year $2 million revolving line of credit from Laurus Master Fund, Ltd. ("Laurus") of which $1 million was outstanding at December 31, 2002. The available line of credit is based on Comverge`s accounts receivables and inventory, and is secured by all of the assets of Comverge and by the accounts receivables of the Company`s subsidiary Databit Inc., from the Company`s computer hardware segment. At December 31, 2002, the carrying value of assets securing the line of credit and convertible note (see (c) below) was $12.3 million. The Company has guaranteed the repayment of any advances and payment of fees under the line of credit. On the first and second anniversary of the closing date, Comverge will pay Laurus an annual fee of $20. In addition, during the term of the line of credit, Comverge will pay Laurus (and/or its affiliates)
(i) a monthly unused line fee equal to 0.5% of the unused portion of the line of credit and (ii) a monthly collateral management fee (paid in arrears) equal to 0.65% of any new accounts receivable of Comverge created during the month which
(A) qualify as "eligible accounts` for Comverge to borrow and (B) against which there are outstanding advances (either previously outstanding or resulting from a new borrowing during such month).

         In addition, Laurus may convert up to an aggregate of $600 of the line of credit into shares of the Company`s common stock at a fixed conversion price of $1.50. The Company also issued a five-year warrant to purchase 190,000 shares of the Company`s common stock, exercisable in three tranches at exercise prices ranging from $2.00 to $3.34 per share, all of which are immediately exercisable. Except in the event of default under the convertible note (see (c) below) or upon 75 days prior notice, Laurus cannot own, in the aggregate, more the 4.99% of the Company`s common stock as a result of shares issued upon the conversion of the convertible note and the exercise of the warrant.

         Under the terms of the warrant, Laurus may sell shares of the Company`s common stock issuable upon exercise of the warrants only after June 5, 2003. Additionally, prior to June 5, 2003, Laurus may sell shares of the Company`s common stock issuable upon conversion of the line of credit subject to a volume limitation equal to 25% of the average daily trading volume of the calendar month in which the sale is to be made (as determined on a rolling basis).

         The Company used the Black-Scholes valuation method to estimate the fair value of the warrants to purchase 190,000 shares of common stock of the Company, using a risk free interest rate of 3.1%, its contractual life of five years, an annual volatility of 82% and no expected dividends. The Company estimated the fair value of the beneficial conversion feature and related warrants at the issuance of the convertible line of credit to be approximately $246. Such amount was credited to additional paid-in capital and $63 was charged to interest expense immediately with respect to the beneficial conversion feature and the remaining $183 is being charged to interest expense over the three-year life of the credit line on a straight-line basis with respect to the warrants. The unamortized debt discount from the related warrants is included in short-term debt and current maturities of long-term debt, net, at December 31, 2002. In addition, debt issuance costs of $86 with respect to the issuance of the line of credit will be amortized over the credit line life of three years.

(c) Convertible note

         (i) In June 2002, the Company completed a transaction with Laurus, pursuant to which Laurus made a $2,000 investment in the Company in exchange for a 10% convertible note and a three-year warrant to purchase 125,000 shares of the Company`s common stock at an exercise price of $4.20 per share. Under the 10% convertible note, the Company made interest-only payments for the first three months and thereafter ten payments of $200 plus accrued interest on the outstanding balance.

         Laurus may convert the unpaid balance of the convertible note at any time into shares of the Company`s common stock at a fixed conversion price of $3.49 per share, subject to certain restrictions in the agreement. The Company may pay the principal and interest on the convertible note, which has a one-year term, in cash, shares of common stock, or a combination of cash and stock, at the Company`s option. Should the Company elect to make such payments in stock (in whole or in part), the conversion price will be the lesser of (i) $3.49 per share and (ii) 83% of the average of the 10 lowest closing prices during the 30 trading days prior to the date of notice of payment. The Company`s Databit subsidiary granted Laurus a security interest in Databit`s accounts receivable.

         The Company used the Black-Scholes valuation method to estimate the fair value of the 125,000 warrants to purchase common stock of the Company, using a risk free interest rate of 3.0%, its contractual life of three years, an annual volatility of 73% and no expected dividends. The Company estimated the fair value of the beneficial conversion feature and related warrant at the issuance of the convertible note to be approximately $692. Such amount was credited to additional paid-in capital and is being charged to interest expense over the conversion period (with respect to the note) and the term of the note (with respect to the warrants), using the effective interest method. During the year ended December 31, 2002, the Company recorded $517 of the interest expense with respect to the beneficial conversion feature and warrants. The face value debt of $1,400, less $176 of unamortized debt discount, from the beneficial conversion feature and the related warrants, was included in short-term debt and current maturities of long-term debt, net, at December 31, 2002. In addition, the Company incurred other debt issuance costs of $167 with respect to the issuance of the convertible note. These costs are being amortized to interest expense using the effective interest method over the life of the note.

         (ii) In October 1999, the Company completed a $2,000 private placement of a 0% Convertible Subordinated Debenture (the "Debenture"), payable in October 2001, and 100,000 warrants with an exercise price of $3.06625 to purchase common stock of the Company. In addition, the Company issued 20,000 warrants with an exercise price of $3.06625, as partial compensation to a finder in connection with the private placement, which expired in October 2002.

         The Company used the Black-Scholes valuation method to estimate the fair value of the 120,000 warrants to purchase common stock of the Company, using a risk free interest rate of 6%, an expected life of three years (which is equal to its contractual life), expected annual volatility of 63% and no expected dividends. The warrants` value of $114 reduced the carrying value of the debt and was amortized as additional interest expense over the term of the Debentures ($9 in 2000).

          Imputed interest on the Debenture, totaling $377, based on a rate of 10%, was to be amortized over the life of the Debenture. For the year ending December 31, 2000, $19 was amortized to interest expense. The effective interest rate on the Debenture after consideration of the imputed interest and warrants issued was approximately 12%.

         In February 2000, the Company extinguished a portion of the Debentures for an aggregate redemption price of $2,001. The Company recorded a loss in 2000 of $753 due to the early redemption (In 2000, the Company also recorded a loss of $190 with respect to the refinancing of a loan whereby the Company wrote-off of an unamortized premium associated with a warrant issued to a lender.) No income tax benefit was recognized as the Company establishes valuation allowances against its deferred tax assets as it is more likely than not that they will not be realized. In 2000, the $260 unredeemed balance of the convertible debenture was converted into 84,794 shares of common stock of the Company in accordance with the terms of the Debenture.

(d) Capital lease obligations

         The Company`s capital lease obligations are payable through 2004.

(e) The aggregate maturities of debt for each of the five years subsequent to December 31, 2002 are as follows:

                   Year ending
                  December  31,
                     2003...............................................    $3,755
                     2004...............................................     5,903
                     2005...............................................       192
                     2006...............................................       160
                     2007...............................................        23
                                                                        -------------
                                                                           $10,033
                                                                        =============

NOTE 11--OTHER CURRENT LIABILITIES

Other current liabilities consists of the following:

                                                                            As of December 31,
                                                                            ------------------
                                                                            2001          2002
                                                                          ----------    ----------

                  Taxes payable.........................................       $805          $827
                  Lien allowance........................................        558           558
                  Deferred revenue......................................        169           224
                  Warranty provision....................................        302            52
                  Other.................................................      1,538         1,750
                                                                          ----------    ----------

                                                                             $3,372        $3,411
                                                                          ==========    ==========


NOTE 12--LIABILITY FOR EMPLOYEE TERMINATION BENEFITS

         Under Israeli law and labor agreements, the Company`s subsidiaries in Israel are required to make severance payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. The pension plans are multi-employer and independent of the Company. Pension and severance pay costs for 2000, 2001 and 2002 of approximately $1,276, $1,394 and $1,280, respectively, are included in cost of sales (services), research and development expenses and selling, general and administrative expenses.

NOTE 13--COMMITMENTS AND CONTINGENCIES

(a) Leases of Property and Equipment

         Office rental and automobile leasing expenses, for 2000, 2001 and 2002, were $1,326, $1,521 and $2,171, respectively. Future minimum lease payments on non-cancelable operating leases as of December 31, 2002 are as follows:

        Year ending
        December  31,
        -------------
           2003.........................................................         $1,561
           2004.........................................................          1,265
           2005.........................................................          1,046
           2006.........................................................            418
           2007.........................................................            289
           Thereafter...................................................            481
                                                                                -------
                                                                                 $5,060
                                                                                =======

(b) Employee Retirement Savings Plan

         The Company sponsors a tax deferred retirement savings plan that permits eligible U.S. employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions, of which none were made for the years ended December 31, 2000, 2001 and 2002.

(c) Guarantees

         Previously, the Company accrued a loss for contingent performance of bank guarantees. The Company`s remaining commitment under these guarantees (included in other current liabilities) is $558 at December 31, 2001 and 2002. The Company has collateralized a portion of these guarantees by means of a deposit (classified as restricted cash) of $238 and $241 as of December 31, 2001 and 2002, respectively.

         The Company`s subsidiaries have provided various performance, advance and tender guarantees as required in the normal course of its operations. As at December 31, 2002, such guarantees totaled approximately $410 and were due to expire through April 2004.

         See Notes 10(b) and 10(c) with respect to guarantees on the Company`s lines of credit and convertible note.

(d) Royalties

         The Company is committed to pay royalties to the Government of Israel on proceeds from the sale of certain products in which the Government of Israel participated in the research and development by way of grants. Royalties are currently payable at a rate of 4% of the annual sales of the product, though limited to $630, the amount of the original grant. The Company`s future net royalty obligation in respect of these grants is not to exceed $433 at December 31, 2002.

(e) Litigation

         In January 2003, an arbitrator ruled against a subsidiary of the Company in an arbitration proceeding against a customer for payment. The arbitrator ruled that the subsidiary must pay the customer damages, expenses and interest of $210, which is included in selling, general and administrative expense for the year ended December 31, 2002.

         The Company is involved in various other legal actions and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company`s consolidated financial position, results of operations or liquidity.

NOTE 14--SHAREHOLDERS` EQUITY

(a) Stock Option Plans
         The Company`s stock option plans provide for the granting to officers, directors and other key employees of options to purchase shares of common stock at not less than 85% of the market value of the Company`s common stock on the date of grant. The purchase price must be paid in cash. To date, the Company has issued options under the plans at exercise prices equal to the market value of the Company`s common stock of the date of the grant. All options expire within five to ten years from the date of the grant, and generally vest over a two to three year period from the date of the grant. At December 31, 2002, the total authorized number of options or other equity instruments available for grant under the various plans was 2,920,225.

         A summary status of the Company`s option plans as of December 31, 2000, 2001 and 2002, as well as changes during each of the years then ended, is presented below:

                                               2000                     2001                     2002
                                               ----                     ----                     ----
                                                         Weighted                   Weighted                    Weighted
                                                          Average                    Average                     Average
                                           Number of     Exercise    Number of      Exercise    Number of       Exercise
                                            Options        Price      Options         Price      Options          Price
                                            -------        -----      -------         -----      -------          -----
                                          (in shares)               (in shares)                (in shares)
Outstanding at beginning of year.........  1,723,850       $5.32     1,554,775         $5.01     1,568,442         $5.11
   Granted...............................    412,275        5.36       273,500          5.38       236,000          5.38
   Exercised.............................    (27,000)       2.46       (91,866)         2.51            --
   Forfeited or expired..................   (554,350)       6.38      (167,967)         6.04       (65,675)         4.26
                                           ---------                 ---------                    --------

Outstanding at end of year...............  1,554,775        5.01     1,568,442          5.11     1,738,767          5.18
                                           =========                 =========                   =========

Exercisable at end of year...............  1,121,406        4.95     1,102,404          4.85     1,557,395          5.21
                                           =========                 =========                   =========


                                         Outstanding as of December 31, 2002      Exercisable as of December 31, 2002
                                         -----------------------------------      -----------------------------------
                                                Weighted Average       Weighted                   Weighted
                                    Number         Remaining            Average       Number       Average
    Range of Exercise Prices     Outstanding     Contractual Life    Exercise Price Exercisable  Exercise Price
    ------------------------     -----------     ----------------    -------------- -----------  --------------
                                 (in shares)       (in years)                       (in shares)
   $1.15 - 2.00...............     231,000            3.81              $1.81        214,000         $1.82
   $2.44 - 4.00...............     250,500            3.74               3.23        211,764          3.14
   $4.50 - 6.00...............     528,967            3.57               5.37        444,997          5.40
   $6.06 - 7.88...............     705,800            2.08               6.65        664,134          6.64
      $11.13..................      22,500            1.88              11.13         22,500         11.13
                                 ---------                                         ---------
                                 1,738,767                                         1,557,395
                                 =========                                         =========

    The weighted average grant-date fair value of the options granted during 2000, 2001 and 2002, amounted to $2.85, $3.27 and $2.46 per option, respectively. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

                                                                                      2000          2001          2002
                                                                                      ----          ----          ----
    Risk-free interest rate....................................................       5.0%          4.9%          4.2%
    Expected life of options, in years.........................................       5.9           6.1           5.3
    Expected annual volatility.................................................        82%           60%           78%
    Expected dividend yield....................................................       None          None          None

 (b) Warrants

         The Company has issued warrants at exercise prices equal to or greater than market value of the Company`s common stock at the date of issuance. A summary of warrant activity follows:

                                                  2000                         2001                         2002
                                                  ----                         ----                         ----
                                                      Weighted                   Weighted                     Weighted
                                        Number of      Average     Number of        Average      Number of      Average
                                        Warrants   Exercise Price  Warrants     Exercise Price   Warrants   Exercise Price
                                        --------   --------------  ---------    --------------   --------   --------------
                                       (in shares)                (in shares)                   (in shares)
    Outstanding at beginning of year     370,000      $3.23         120,000         $3.07        120,000      $ 3.07
    Granted.........................         --          --              --            --        315,000        3.36
    Repurchased by Company..........    (250,000)      3.31              --            --             --          --
    Forfeited.......................          --         --              --            --        120,000        3.07
                                        --------                   --------                      --------

    Outstanding at end of year......     120,000      $3.07         120,000         $3.07        315,000       $3.36
                                         =======                   ========                      ========

         In August 1999, the Company granted a lender 250,000 warrants to purchase common stock with an exercise price of $3.31 per share, the fair market value of the Company`s common stock at the date of the grant. The warrants were to expire on August 31, 2002. In September 2000, the Company repurchased the 250,000 warrants outstanding from the lender for $1.50 per warrant.

(c) Stock Awards

         In August 1998, the Company granted 155,000 shares of common stock to its Chief Executive Officer. The shares generally vest over a two-year period, except that the vesting of 20,000 of the shares may be delayed until certain performance goals have been met. These performance goals have not been met since the date of grant. Deferred compensation in the aggregate amount of $436, equal to the shares` fair value on the date of the grant, was recorded against additional paid-in capital at the date of grant, of which $254 and $73 was amortized to compensation expense during 2000 and 2001, respectively.

         In September 2001, the Company entered into a restricted stock purchase agreement with the newly hired Chief Executive Officer (CEO) of the Company`s energy intelligence solutions segment subsidiary. Pursuant to this agreement, the Company issued to the segment CEO 50,000 shares of its common stock at a purchase price of $5.95 per share. The common stock was paid for by assigning and endorsing to the Company a 6% subordinated note, due April 15, 2010, in the principal amount of $297,500. The subordinated note was issued by Philip Services Corp. (NasdaqNM: PSCD) in favor of the segment CEO under a trust indenture with Wilmington Trust Company. The subordinated note is assignable, pays interest semi-annually, is subject to a sinking fund for the mandatory redemption of the subordinated note by no more than four annual payments, beginning in April 15, 2006 and is reflected as a reduction in shareholders` equity until paid.

(d) Stock Repurchase Program

         In September 2000, the Company`s Board of Directors authorized the purchase of up to 500,000 shares of the Company`s common stock. In August 2002, the Company`s Board of Directors authorized the purchase of up to 300,000 more shares of the Company`s common stock. During 2001 and 2002, the Company purchased 198,600 and 37,000 of its common stock, respectively, and at December 31, 2002 owned in the aggregate 845,704 of its own shares.

(e) Other

         In March 1996, the Company`s Board of Directors adopted a stockholder rights plan providing for the distribution of common stock purchase rights at the rate of one right for each share of the Company`s common stock held by shareholders of record as of the close of business on April 1, 1996. The rights plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company`s shareholders. Each right initially entitles shareholders to buy one-half of a share of common stock of the Company for $15. Generally, the right will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company`s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company`s common stock.

         If any person ("Acquiring Person") becomes the beneficial owner of 15% or more of the Company`s common stock, other than pursuant to a tender or exchange offer for all outstanding shares of the Company approved by a majority of the Company`s independent directors, then, subject to certain exceptions set forth in the rights plan, each right not owned by the Acquiring Person or related parties will entitle its holder to purchase, at the right`s then current exercise price, shares of the Company`s common stock (or in certain circumstances, as determined by the Board of Directors, cash, other property or other securities) having a value of twice the right`s then current exercise price. The Company will generally be entitled to redeem the rights at one half of one cent per right at any time until 10 days (subject to extension) following a public announcement that a 15% position has been acquired. The rights plan will expire in March 2006.

         In September 2001, the Company granted the newly hired CEO of its energy intelligence solutions segment subsidiary an option to purchase 357,200 shares of stock in the energy intelligence solutions segment subsidiary, which is equal to 6% of the outstanding capital stock of the subsidiary on a fully diluted basis, at the fair value of the subsidiary`s stock at the date of the grant. The options vest in three equal tranches on January 1, 2002, 2003 and 2004 and terminate on December 31, 2006. The fair value of the subsidiary`s stock at grant date was determined by an independent appraiser of $1.20 per share.


NOTE 15--INCOME TAXES
(i) Composition of loss before income taxes is as follows:

                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                               2000             2001            2002
                                                                               ----             ----            ----

         Domestic ...........................................................  $(4,181)         $(6,767)        $(3,925)
         Foreign.............................................................      346           (3,039)         (4,191)
                                                                             -----------      -----------     -----------
                                                                               $(3,835)         $(9,806)        $(8,116)
                                                                             ===========      ===========     ===========

        Income tax expense (benefit) consists of the following:
                                                                                       Year Ended December 31,
                                                                                       -----------------------
                                                                                2000             2001             2002
                                                                                ----             ----             ----

        Current:
           Federal........................................................           $--            $(29)            $--
           State and local................................................            46             (56)              24
           Foreign........................................................           145              60               80
                                                                              -----------      -----------       ---------
                                                                                     191             (25)             104
                                                                              -----------      -----------       ---------

        Deferred:
           Federal........................................................           $--             $--              $--
           State and local................................................           (20)             14              (13)
           Foreign........................................................            --              --              (63)
                                                                              -----------      -----------       ---------
                                                                                     (20)             14              (76)
                                                                              -----------      -----------       ---------
               Income tax expense (benefit) from continuing operations.....          171             (11)              28
                                                                              -----------      -----------       ---------

        Income tax expense from gain on sale of discontinued operations              767              --               --
                                                                              -----------      -----------       ---------

        Total income tax expense (benefit).................................         $938            $(11)             $28
                                                                              ===========      ===========       =========



    (c) Effective Income Tax Rates

Set forth below is a reconciliation between the federal tax rate and the Company`s effective income tax rates:

                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                                    2000      2001     2002
                                                                                    ----      ----     ----
         Statutory Federal rates..................................................    34%      34%      34%
         Increase (decrease) in income tax rate resulting from:
         Non-deductible expenses...............................................      (7)        (4)    (12)
         State and local income taxes, net.....................................       7          5       4
         Net operating loss carryforward.......................................      16         --      --
         Other.................................................................      (6)        (1)      1
         Valuation allowance...................................................     (48)       (34)    (27)
                                                                                    ----       ----    ----

         Effective income tax rates............................................      (4)%        0%      0%
                                                                                    ====       ====    ====

    (d) Analysis of Deferred Tax Assets (Liabilities)

Deferred tax assets consist of the following:                                      As of December  31,
                                                                                   -------------------
                                                                                  2001            2002
                                                                                  ----            ----
    Accelerated depreciation for tax purposes.................................   $    35       $    13
    Intangible asset basis differences........................................        23            77
    Other temporary differences...............................................     1,012         1,434
    Net operating and capital loss carryforwards..............................     9,157        11,630
                                                                                  ------        ------
                                                                                  10,227        13,154
    Valuation allowance.......................................................   (10,041)      (12,634)
                                                                                 --------       -------

    Net deferred tax assets...................................................  $    186       $   520
                                                                                ========       =======


Deferred tax liabilities consist of the following:                                 As of December  31,
                                                                                   -------------------
                                                                                    2001          2002
                                                                                    ----          ----
Other temporary differences...................................................      $ --          $210
Intangible asset basis differences............................................       180           197
                                                                                    ----          ----

    Total deferred tax liabilities............................................      $180          $407
                                                                                    ====          ====

Net deferred tax assets consist of the following:                                  As of December  31,
                                                                                   -------------------
                                                                                   2001           2002
                                                                                   ----           ----
    Deferred tax assets - current.............................................    $   3           $205
    Deferred tax assets - non-current.........................................      183            315
    Deferred tax liabilities - non-current....................................     (180)          (407)
                                                                                  ------        -------

    Net deferred tax assets...................................................    $   6           $113
                                                                                  ======        =======

    No valuation allowance is established for the Company`s operations which are reasonably expected to utilize their deferred tax assets. Valuation allowances relate principally to net operating loss and capital loss carryforwards and foreign tax credit carryforwards. The change in the valuation allowance in 2001 and 2002 was an increase of $2,845 and $2,593, respectively.

    (e) Summary of Tax Loss Carryforwards

As  of  December  31,  2002,   the  Company  had  various  net  operating   loss
carryforwards, which expire as follows:

                  Expiration                                                      Federal      State     Foreign
                  ----------                                                      -------      -----     -------

                  2003-2004.....................................................     $--        $47          $--
                  2005-2006.....................................................      --      4,076           --
                  2007-2008.....................................................      --      9,717           --
                  2009..........................................................      --      4,929           --
                  2019-2022.....................................................  15,045         --           --
                  Unlimited.....................................................      --         --       12,284
                                                                                ---------   -------      -------

                  Total......................................................... $15,045    $18,769      $12,284
                                                                                 =======    =======      =======


NOTE 16--RELATED PARTY BALANCES AND TRANSACTIONS

         The Company paid consulting and other fees to directors of $5, $109 and $98 for the years ended December 31, 2000, 2001 and 2002, respectively, which are included in selling, general and administrative expenses. The Company paid legal fees for services rendered and out-of-pocket disbursements to a firm in which a principal is a former director and is the son-in-law of the Company`s Chief Executive Officer, of approximately $474, $575 and $630 for the years ended December 31, 2000, 2001 and 2002, respectively. Approximately $36 and $90, owed to this firm as of December 31, 2001 and 2002, respectively, is included in other current liabilities. The Company paid a director and vice president of the Company, who is the son of the Company`s Chief Executive Officer, approximately $280, $197 and $230 for the years ending December 31, 2000, 2001 and 2002, respectively. An asset management firm that is controlled by a director of the Company provided discretionary asset management services to the Company. The Company paid $13 and $12 for these services for the years ended December 31, 2001 and 2002, respectively. The Company received $35 of rent from a company controlled by the Chief Executive Officer for the year ended December 31, 2002. The chief executive officer of the Company`s Israeli subsidiary has a loan from the subsidiary that was acquired in 2001. The loan balance and accrued interest at December 31, 2001 and 2002 was $47 and $48, respectively. The loan has no defined maturity date, is denominated in NIS, is linked to the Index and bears interest at 4%. The Company`s Comverge subsidiary has extended loans of $10 each to both the Company`s Chief Executive Officer and Chief Financial Officer. The loans had an initial maturity date of January 3, 2002 and were extended at that time to mature on January 3, 2004. The loans bear interest at 4.25% per annum. The balances of the loan and accrued interest at December 31, 2001 and 2002 were $23 and $25, respectively. The Comverge subsidiary also extended a loan of $14 to Comverge`s Executive Vice-President in 2001. This loan bears interest at 6.5% per annum and is to mature in July 2004. The balance of the loan and accrued interest at December 31, 2001 and 2002 was $15 and $16, respectively.



NOTE 17--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a) General Information

         The Company has three reportable segments: software consulting and development, computer hardware sales and energy intelligence solutions.

         (i) The software consulting and development segment provides computer software and systems consulting and development services

         (ii) The computer hardware segment is an authorized dealer and value-added reseller of computer hardware.

(iii) The energy intelligence solutions segment develops load control and data communication solutions for utilities.

         The Company`s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Similar operating segments that operate in different countries are aggregated into one reportable segment.

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

The following tables represent segmented data for the years ended December 31, 2002, 2001 and 2000:

                                                            Software         Energy
                                                         Consulting and   Intelligence   Computer
                                                           Development      Solutions     Hardware    Other(*)     Total
                                                           -----------      ---------     --------    --------     -----

Year ended December 31, 2002:
Revenues from external customers..........................      $14,202       $19,023     $22,605        $56     $55,886
Intersegment revenues.....................................           19         1,125          87         --       1,231
Interest revenue..........................................            8             5       --            --          13
Interest expense..........................................          323           201         464--                  988
Depreciation and amortization.............................          580           552          17         --       1,149
Gross profit..............................................        2,673         6,087       4,164         56      12,980
Segment income (loss).....................................       (4,503)       (2,161)         15         (2)     (6,651)
Minority interests........................................          880            --          --         --         880
Income tax expense (benefit)..............................           11             6          11         --          28
Segment assets............................................       12,614         7,872       5,651         --      26,137
Expenditures for segment assets...........................          112           407          14         --         533

Year ended December 31, 2001:
Revenues from external customers..........................      $12,279       $13,793     $19,794        $58     $45,924
Intersegment revenues.....................................          283         1,164         107         --       1,554
Interest revenue..........................................           18             3          --         --          21
Interest expense..........................................          154           311          --         --         465
Depreciation and amortization.............................          281           706          22         --       1,009
Gross profit..............................................        2,104         2,652       3,552         58       8,366
Segment income (loss).....................................       (2,052)       (6,447)      1,006       (217)     (7,710)
Minority interests........................................            -             -           -          -           -
Income tax expense (benefit)..............................           57            10          21         --          88
Segment assets............................................       16,297         5,537       2,886         --      24,720
Expenditures for segment assets...........................          361           512          20         --         893

Year ended December 31,  2000:
Revenues from external customers**                              $18,977       $17,105     $21,515       $204     $57,801
Intersegment revenues.....................................           58         1,507         215         --       1,780
Interest revenue..........................................           59             3          --         --          62
Interest expense..........................................          136           412          --         --         548
Depreciation and amortization.............................          362           833          38          6       1,239
Gross Profit**............................................        4,821         3,926       3,244        204      12,195
Segment income (loss).....................................        1,530        (3,216)        726         41        (919)
Minority interests........................................            -             -           -          -           -
Income tax expense (benefit)..............................          107             9        (13)         --         103
Segment assets.............................................       7,324         4,534       4,937         64      16,859
Expenditures for segment assets...........................          358           361          17         --         736

* Represents segments below the quantitative thresholds of SFAS No. 131, as follows: in 2002, a VAR software operation in Israel and a holding company; in 2001, a VAR software operation in Israel, a holding company and residual operations from the Company`s multimedia software segment; and in 2000, a VAR software operation in Israel and residual operations from the multimedia software segment.

**Revenues from external customers and gross profit in 2000 excludes $38 in management fees received from Tower Semiconductor Ltd.

The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended December 31, 2000, 2001 and 2002:

                                                                                   For the years ending December  31,
                                                                                   ----------------------------------
                                                                                        2000            2001        2002
                                                                                        ----            ----        ----
Revenues:
Total revenues for reportable segments                                               $57,597         $45,866     $55,830
Other operational segment revenues                                                       204              58          56
                                                                                    --------        --------     -------
Total operating revenues                                                              51,801          45,924      55,886
Revenue from management fee derived by
   non-operating segment (corporate headquarters)                                         38              --          --
                                                                                    --------        --------     -------

Total consolidated revenues                                                          $57,839         $45,924     $55,886
                                                                                     =======         =======     =======

Income (loss):
Total loss for reportable segments                                                    $(960)        $(7,493)    $(6,649)
Other operational segment operating income (loss)                                        41            (217)         (2)
                                                                                   ---------        --------    --------
Total operating loss                                                                   (919)         (7,710)     (6,651)
Net loss of corporate headquarters                                                   (3,123)         (2,085)     (1,493)
Loss from discontinued operations included in reportable segments                       104              --          --
Income tax expense (benefit) included in reportable segments                            103             (11)         28
                                                                                    -------          ------        ----

Consolidated loss from continuing operations
   before provision for income taxes                                                $(3,835)        $(9,806)    $(8,116)
                                                                                    ========        ========    ========



                                                                                                      As of December  31,
                                                                                                      -------------------
                                                                                                        2001        2002
                                                                                                        ----        ----
Assets:
Total assets for reportable segments                                                                 $24,720     $26,137
Other operational segment assets                                                                          --          --
                                                                                                     -------     -------
                                                                                                      24,720      26,137
Unallocated amounts: Net assets of corporate headquarters *                                           14,524       7,168
                                                                                                      ------      ------

Total consolidated assets                                                                            $39,244     $33,305
                                                                                                     =======     =======

  * Unallocated assets in 2002 include cash and cash equivalents of $897 as well as long-term bank deposits of $5,700. Unallocated assets in 2001 include cash and cash equivalents of $3,745 as well as investments in debt securities and long-term bank deposits of $7,828.

                                                                                    Segment                Consolidated
                                                                                     Totals     Adjustments     Totals
                                                                                     ------     -----------     ------
Other Significant Items
Year ended December 31, 2002
Depreciation and amortization...................................................    $1,149            $6      $1,155
Expenditures for assets.........................................................       533             1         534
Interest expense................................................................       988           224       1,212

Year ended December 31, 2001
Depreciation and amortization...................................................    $1,009          $329      $1,338
Expenditures for assets.........................................................       893             4         897
Income tax expense..............................................................        88           (99)        (11)

The reconciling items are all corporate headquarters data, which are not included in the segment information. None of the other adjustments are significant.
                                      F-29



                                                                                        Year Ended December  31,
                                                                                        ------------------------
                                                                                      2000           2001          2002
                                                                                      ----           ----          ----
Revenues based on location of customer:
    United States................................................................  $41,659         $33,800       $41,622
    Israel.......................................................................   15,431          10,382        13,700
    Far East.....................................................................      226             540            51
    Other........................................................................      523           1,202           513
                                                                                 ---------        --------   -----------

                                                                                   $57,839         $45,924       $55,886
                                                                                   =======         =======       =======

                                                                                                   As of December  31,
                                                                                                 2001              2002
                                                                                                 ----              ----
Long-lived assets located in the following countries:
    Israel...................................................................................   $1,373           $1,016
    United States............................................................................      923              956


(e) Major Customers

        Revenues from Major Customers:                                  Consolidated Sales
                                                                      Year Ended December  31,

Customer        Segment                               2000                       2001                        2002
--------        -------                               ----                       ----                        ----

                                                      % of Total                  % of Total                  % of Total
                                           Revenues    Revenues      Revenues      Revenues      Revenues      Revenues

    A            Computer hardware            $5,084        8.8        $4,894        10.7         $4,910         8.8
                                               -----        ---         -----        ----          -----         ---


NOTE 18--FINANCIAL INSTRUMENTS

(a) Fair Value of Financial Instruments

         Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments. Fair values for long-term debt and long-term deposits are estimated based on the current rates offered to the Company for debt and deposits with the similar terms and remaining maturities. The fair value of the Company`s long-term debt and long-term deposits are not materially different from their carrying amounts.

(b) Concentrations of Credit Risk

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short and long-term bank deposits and trade receivables. The counterparty to a majority of the Company`s cash equivalent deposits as well as its short and long-term bank deposits is a major financial institution of high credit standing. The counterparties to the Company`s debt securities consist of various major corporations of high credit standing. The Company does not believe there is significant risk of non-performance by these counterparties. Approximately 12% of the trade accounts receivable at December 31, 2002 were due from a U.S. customer that pays its trade receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the large number of entities comprising the Company`s customer base.



NOTE 19--SUBSEQUENT EVENTS

(a) Comverge equity financing

         On April 7, 2003, the Company and its Comverge subsidiary reached a definitive agreement with a syndicate of venture capital firms raising an aggregate of $13,000 in capital funding. The Company purchased $3,250 of the Series A Convertible Preferred Stock issued by Comverge in the equity financing. A syndicate of venture capital firms purchased the remaining $7,750 of the Series A Convertible Preferred Stock issued by Comverge, and one member of the syndicate also purchased $2,000 of a Series A-1 Convertible Preferred Stock of Comverge. The Company remains Comverge`s largest shareholder, owning approximately 50.6% of the outstanding capital stock of Comverge.

The Company holds approximately 26% of all the preferred stock issued by Comverge in the private equity financing, in addition to owning approximately 80% of Comverge`s common stock. The Company`s investment was primarily financed by $3,000 of cash previously restricted (classified as a long-term deposit at December 31, 2002). Concurrent with the sale, Comverge has received a line of credit of up to $6,500 to replace the Laurus line of credit and to provide additional working capital.

         The venture capital firm which purchased the Series A-1 Preferred Stock entered into an agreement with Comverge pursuant to which Comverge granted to the venture capital firm an option to put its shares of Series A-1 Preferred Stock to Comverge for $2,000. The put is exercisable from April 8, 2004 to April 18, 2004. This agreement also grants to Comverge a right to call from the venture capital firm its Series A-1 Preferred Stock for 2,000, which call right expires on April 18, 2004, and its Series A Preferred Stock, which call right expires on July 8, 2003 at a call price equal to the purchase price of the Preferred Stock plus an 8% annual dividend.

         The Series A Preferred Stock will have priority over Comverge common stock and other preferred stock for dividends and liquidations (which includes a sale of Comverge). Additionally, the Series A Preferred Stock have anti-dilution protection for stock issuances by Comverge below the per share purchase price of the Series A Preferred Stock (subject to customary exceptions such as employee stock options) as well as approval rights for major corporate transactions, stock issuances, declaration or payment of dividends, changing corporate governance documents, liquidation or dissolution of Comverge and other corporate matters. The Series A Preferred Stock is also convertible into Comverge common stock at the holder`s option or upon a initial public offering with gross proceeds of at least $30,000 and an offering price per share at least five times the original purchase price per share of the Series A Preferred Stock.

         The Company has entered into various agreements with Comverge, the syndicate of venture capital investors and certain of Comverge`s common stockholders. These agreements provide for, among other things, restrictions on the transfer of the Series A Preferred Stock and Comverge common stock, the voting of the Company`s Series A Preferred Stock and Comverge common stock, the Company`s right to receive quarterly and annual financial reports from Comverge and registration rights for the Company`s Series A Preferred Stock and Comverge common stock. Under Comverge`s Amended and Restated Certificate of Incorporation, the holders of Comverge common stock have the right to elect two of the five directors on Comverge`s Board. Pursuant to a voting agreement, one of the directors elected by the holders of the Comverge common stock must be the CEO of Comverge. The Company`s chairman and CEO and Comverge`s CEO were elected as directors by the Comverge common stockholders.

       In connection with the agreement, Comverge secured a $6,500 credit facility with a leading financial institution. In connection with this new credit facility, Comverge paid off in full the $5,500 bank loan outstanding (as of March 31, 2003) and the $2,000 line of credit with Laurus Master Fund, Ltd., which line was also terminated, thereby releasing the Company from the security obligations related to them. The new credit facility includes a $1,500 term loan secured by the Company`s pledge of $1,500, which is being held in an account at Comverge`s new lender, and a $5,000 revolving line of credit secured by the assets of Comverge.


         Upon the Repayment of Comverge`s bank loan, $1.0 million of the long-term deposit held as security for Comverge`s loan became unrestricted. Comverge agreed to make certain prepayments on the term loan and the new lender agreed to the release of amounts equal to such payments from the pledge account, subject to certain conditions, as follows:

o Three payments of $500 on December 31, 2003, June 30, 2004 and December 31, 2004 if (a) Comverge raises at least $2,000 in additional equity financing by July 6, 2003 or (b) the put option held by the holder of the Series A-1 Preferred Stock has not been exercised by April 18, 2004 (in which case the December 31, 2003 payment would be made on April 28, 2004);


o Two payments of $750 on December 31, 2003 and June 30, 2004 if (a) Comverge raises at least $5,000 in additional equity financing by July 6, 2003 or (b) the put option held by a member of the syndicate has not been exercised by April 18, 2004 and Comverge raises at least $3,000 in additional equity financing by July 6, 2003 (in which case the balance of the December 31, 2003 payment would be made on April 28, 2004);

o If none of the other triggering events have occurred, then the Company will not entitled to the release of the $1,500 until April 1, 2006, although Comverge will use commercially reasonable efforts to cause the release of the money to us before that date.

         Until December 31, 2003, the Company has the option to purchase from Comverge up to $1,500 of Series A-2 Convertible Preferred Stock. The amount of Series A-2 Preferred Stock that the Company may purchase from Comverge will be limited to the number of shares that could be purchased by the principal balance of the $1,500 term loan as of the date the Company gives notice of exercising the Series A-2 option. The Series A-2 Preferred Stock has the same purchase price as the Series A-1 Preferred Stock, but is junior in priority in liquidation (which includes the sale of Comverge) to both the Series A and Series A-1 Preferred Stock. In all other respects the Series A-2 Preferred Stock has the same rights as the Series A Preferred Stock and the Series A-1 Preferred Stock.

         The Company expects to record a gain the sale of a portion of its Holdings in Comverge of approximately $4,000.

(b) Sale of shares to Laurus

         On April 10, 2003, the Company received $600 from Laurus in connection with the sale to them of 400,000 shares of the Company`s common stock. Such sale was in lieu of the conversion by Laurus of $600 of the credit line it afforded Comverge.

EXHIBIT 10.24

                         [LETTERHEAD OF BANK LEUMI USA]


                                                          As of January 31, 2003

Comverge Technologies, Inc.
23 Vreeland Road
Florham Park, New Jersey

Gentlemen:

Reference is made to that certain Credit Agreement, dated as of February 7, 2000, as amended by an amendment dated as of January 31, 2002 (as so amended, the "Agreement") by and between Bank Leumi USA (the "Bank") and Comverge Technologies, Inc, (the "Borrower"). Capitalized terms used in this letter agreement (the "Amendment"), and not otherwise defined herein, shall have the meanings defined in the Agreement.

Pursuant to the Agreement, the Bank agreed to make a Term Loan to the Borrower, until the Maturity Date, in the aggregate amount of $6,000,000. The principal balance of the Term Loan has been reduced to $5,500,000 by prepayments made by the Borrower. The Bank and the Borrower have agreed to amend the Agreement to extend the Maturity Date.

Accordingly, the Borrower and the Bank agree as follows:

A. AMENDMENTS TO FINANCING.

A.1 Section 2.1 of the Agreement is hereby amended and restated as follows:

"2.1 Term Loan. As of February 7, 2000 the Bank made a Term Loan to the Borrower in the principal amount of $6,000,000. The principal balance of the Term Loan has been reduced to $5,500,000 by prepayments made by the Borrower. The Term Loan will mature on February 1, 2004 (the "Maturity Date"). The principal of the Term Loan may be prepaid in whole or in part as provided in Section 2.3. Concurrently with the execution and delivery of this Amendment, the Borrower is evidencing its obligation to pay the principal of, and interest on, the Term Loan by executing and delivery an amended and restated term note, in the form of Exhibit A annexed (the "Note"), to the Bank in the principal sum of $5,500.000"

A.2 Section 2.5.3 of the Agreement is hereby amended and restated as follows:

"2.5.3 Cash Collateral. On February 7, 2000, as collateral under its Security Agreement, DSSI pledged a Certificate of Deposit to the Bank (the "Cash Collateral") in the aggregate principal amount of $6,000,000, as collateral security for payments of the Term Loan and the other Obligations. Subsequently, and upon the reduction of the principal amount of the Term Loan, the amount of the Cash Collateral was reduced by a like amount. Until the Term Loan and the other Obligations are fully satisfied, the Cash Collateral pledged to the Bank shall not be less than the principal balance of the Term Loan, and the Certificate of Deposit in which the Cash Collateral is held shall have a maturity date which is not earlier than ten (10) days after the Maturity Date."

B. CONDITIONS PRECEDENT. The obligation of the Bank to execute and deliver this Amendment is subject to the conditions precedent that:

B.1 REPRESENTATIONS AND WARRANTIES. All of the representations and warranties contained in the Agreement, or otherwise made to the Bank pursuant to or in connection with any of the Financing Agreement, shall be correct and complete in all material respects.

B.2 NOTE. The Borrower shall have executed and delivered the Note evidencing the Term Loan to the Bank.

B.3 SUPPORTING DOCUMENTS. Thee Bank shall have received the following: (a) a certificate of the Secretary or an Assistant Secretary of the Borrower, dated as of even date herewith, certifying as to (i) the Certification of Incorporation and By-Laws of the Borrower as then in effect; (ii) the resolutions of the Board of Directors of the Borrower authorizing the execution, delivery and performance of this Amendment and the Note, and the Loan; (iii) the full force and effect of such resolutions on the date hereof; and (iv) the incumbency and signature of each of the officers of the Borrower signing this Amendment and the Note; (b) such additional supporting documents as the Bank may reasonably request.

B.4 CONFIRMATION OF GUARANTOR. DSSI shall have executed and delivered a confirmation of its Guarantee and Security Agreement, in the form of Exhibit B annexed, and renewed the time deposit provided to the Bank pursuant thereto.

B.5 OPINION. The Bank shall have received a written opinion of legal counsel to the Borrower and DSSI, in form and substance satisfactory to the Bank and its counsel.

B.6 FEES. The Borrower shall have paid (i) the reasonable attomeys` fees of counsel for the Bank, and (ii) all other charges and disbursements incurred in connection with the tramactions contemplated by the Amendment.

C. REPRESENTATIONS AND WARRANTIES. To induce the Bank to enter into the Amendment, the Borrower represents and warrants to the Bank that:

C.1 AUTHORITY, ENFORCEABILITY. The Borrower has all requisite legal right, power and authority to execute, deliver an perform this Amendment. The Agreement, this Amendment and the Financing Agreement are legal, valid and binding obligations of such of the Borrower as are parties thereto, and are enforceable in accordance with their terms, except as such enforcement may be limited by bankruptcy, insolvency, moratorium or other simillar laws presently or hereafter in effect affecting the enforcement of creditors` rights generally or the availability of equitable remedies.

C.2 EXECUTION. The execution, delivery and performance by the Borrower of this Amendment and the Note (a) have been authorized by all requisite corporate action, (b) will not violate (i) the Certificate of Incorporiation or By-laws of the

Borrower, (ii) any agreement or contract to which the Borrower is a party, or by which it or any of its property is bound, or any order, decree or judgment, or the provisions of any statute, rule or regulation, domestic or foreign, or (c) result in the creation of any lien, charge or encumbrance of any nature whatsoever upon any property or assets of the Borrower.

D. MISCELLANEOUS.

D.1 EXTANT NOTE. As soon after execution and delivery by the Borrower of the Note as is practical, the Bank will return to the Borrower the note evidencing the Term Loan which was extant prior to the execution and delivery of the Note.

D.2 ENTIRE AGREEMENT. This Amendment is intended by the parties as the final expression of their agreement, and therefore incorporates all negotiations of the parties hereto, and together with the Agreement and other Financing Agreements set forth in the entire agreement of the parties hereto.

D.3 COUNTERPARTS. This Amendment may be executed in one or more counterparts, each of which shall constitute an original, but all of which taken together shall constitute one and the same instrument.

If the foregoing correctly sets forth our understanding and agreement, kindly indicate your acceptance thereof by signing below.


                                                Very truly yours,

                                                BANK LEUMI USA

                                                By: /s/ Michaela Klein

                                                --------------------------------
                                                Michaela Klein
                                                Senior Vice President

                                                By: /s/ Shirly Yechilevich

                                                --------------------------------
                                                Shirly Yechilevich
                                                Assistant Vice President

AGREED TO:

COMVERGE TECHNOLOGIES, INC.

By: /s/ Robert M. Chiste

------------------------------------
Robert M. Chiste
Chief Executive Officer

                                                                       EXHIBIT A


                                    TERM NOTE

$5,500,000

New York, New York

                                                          As of January 31, 2003

A. GENERAL; TERMS OF PAYMENT

1. COMVERGE TECHNOLOGIES, INC., a Delaware corporation (the"Borrower"), promises to pay to the order of BANK LEUMI USA (the "Bank"), at its offices at 564 Fifth Avenue, New York, New York 10036, or at such other place as may be desiguated by the holder hereof in writing, in immediately available funds, the principal sum of Five Million Five Hundred Thousand ($5,500,000) Dollars on February 1, 2004, or sooner as provided in the Credit Agreement (as hereinafter defined).

This note is the Note referred to in that certain Credit Agreement between the Borrower and the Bank, dated as of February 7, 2000, as amended by an amendment dated as of January 31, 2002, and as further amended by a letter agreement dated as of even date herewith, and as such agreement may be further amended from time to time (the "Credit Agreement"), and is subject to prepayment and its maturity is subject to acceleration upon the terms contained in the Credit Agreement. Capitalized terms used herein shall be defined as in the Credit Agreement.

The Borrower will pay interest on the unpaid principal amount of the Term Loan from time to time outstanding, computed on the basis of a 360-day year. The charging of interest on the basis of a 360-day year results in the payment of more interest than would be required if interest were charged on the actual number of days in the year. Interest shall be at the rate determined in the Credit Agreement and be payable as is therein provided. In no event shall interest exceed the maximum legal rate permitted for the Borrower.

2. MANNER OF PAYMENT. All payments by the Borrower on account of principal, interest or fees hereunder shall be made in lawful money of the United States of America, in immediately available funds. The Borrower authorizes (but shall not require) the Bank to debit any account maintained by the Borrower with the Bank, at any date on which a payment is due under this Note, in an amount equal to any unpaid portion of such payment. If any payment of principal or interest becomes due on a day on which the Bank is closed (as required or permitted by law or otherwise), such payment shall be made not later than the next succeeding business day, and such extension shall be included in computing interest in connection with such payment.

B. DEFAULT

Upon the occurrence of an Event of Default, as defined in the Credit Agreement, the Bank may declare the entire unpaid principal amount of this Note and all interest and fees accrued and unpaid hereon to be forthwith due and payable, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by the Borrower.

C. MISCELLANEOUS

1. NO WAVIER: RIGHTS AND REMEDIES CUMULATIVE. No failure on the part of the Bank to exercise, and no delay in exercising any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by the Bank of any right hereunder preclude any other or further exercise thereof or the exercise of any other right. The rights and remedies herein provided are cumulative and not exclusive of any remedies or rights provided by law or by any other agreement between the Borrower and the Bank.

2. COSTS AND EXPENSES. The Borrower shall reimburse the Bank for all costs and expenses incurred by it and shall pay the reasonable fees and disbursements of counsel to the Bank in connection with the enforcement of the Bank`s rights hereunder.

3. AMENDMENTS. No amendment, modification or waiver of any provision of this Note nor consent to any departure by the Borrower therefrom shall be effective unless the same shall be in writing and signed by the Bank and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

4. CONSTRUCTION. This Note shall be governed by the laws of the State of New York, without giving effect to its choice of law principles.

5. SUCCESSORS AND ASSIGNS This Note shall be binding upon the Borrower and its successors and assigns, and the terms hereof shall inure to the benefit of the Bank and its successors and assigns, including subsequent holders hereof.

6. SEVERABILITY. The provisions of this Note are severable, and if any provision shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall not in any manner affect such provision in any other jurisdiction or any other provision of this Note in any jurisdiction.

7. RESTATEMENT. This Note amends and restated the Term Note, dated as of January 31, 2002, heretofore made and delivered by the Borrower to the Bank.

8. WAIVER OF NOTICE; SET-OFF. The Borrower hereby waives presentment, demand for payment, notice of protest and all other demands in connection with the delivery, acceptance, performance, default or enforcement of this Note. The balance of every account of the Borrower with, and each claim of the Borrower against, the Bank existing from time to time shall be subject to a lien and subject to be set-off against any and all liabilities of the Borrower to the Bank, including those hereunder.

9. WAIVER OF TRIAL BY JURY. THE BORROWER HEREBY WAIVES TRIAL BY JURY IN ANY LITIGATION IN ANY COURT WITH RESPECT TO, IN CONNECTION WITH OR ARISING OUT OF THIS NOTE OR ANY AGREEMENT, INSTRUMENT, DOCUMENT OR GUARANTEE DELIVERED PURSUANT HERETO OR PURSUANT TO THE CREDIT AGREEMENT, OR THE VALIDITY, PROTECTION, INTERPRETATION, ADMINISTRATION, COLLECTION OR ENFORCEMENT HEREOF OR THEREOF OR ANY OTHER CLAIM OR DISPUTE HEREUNDER OR THEREUNDER.

10. JURISDICTION, SERVICE OF PROCESS. THE BORROWER HEREBY IRREVOCABLY CONSENTS TO THE JURISDICTION OF THE SUPREME COURT OF THE STATE OF NEW YORK FOR THE COUNTY OF NEW YORK AND THE UNITED STATE DISTRICT FOR THE SOUTHERN DISTRICT OF NEW YORK IN CONNECTION WITH ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS NOTE OR ANY DOCUMENT, INSTRUMENT OR GUARANTEE DELIVERED PURSUANT HERETO OR PURSUANT TO THE AGREEMENT. IN ANY SUCH LITIGATION, THE BORROWER WAIVES PERSONAL SERVICE OF A SUMMONS, COMPLAINT OR OTHER PROCESS AND AGREES THAT THE SERVICE THEREOF MAY BE MADE IN ANY OTHER MANNER PERMITTED BY THE RULES OF EITHER OF SAID COURTS.

                                              COMVERGE TECHNOLOGIES, INC.

                                              ------------------------------
                                              Robert M. Chiste
                                              Chief Executive Officer
                                              23 Vreeland Road
                                              Florham Park, New York 07932

                                                                       EXHIBIT B


                            CONFIRMATION OF GUARANTY

         The undersigned hereby confirms (i) its Unlimited Guaranty, dated as of February 7, 2000, of the liabilities of Comverge Technologies, Inc., to Bank Leumi USA and (ii) that it has been advised that Bank Leumi USA has extended the maturity of a Term Loan made by it to Comverge Technologies, Inc., in the principal amount of $5,500,000 to February 1, 2004.

Dated:   As of January 31, 2003
         Mahwah, New Jersey

                                          DATA SYSTEMS & SOFTWARE INC.


                                          By:______________________________
                                             George Morgenstern, President

EXHIBIT 10.25


[LOGO]
J.P. TURNER & COMPANY, L.L.C.

                                                               February 25, 2003



George Morgenstern
Chairman and CEO
Data Systems & Software, Inc.
200 Route 17
Mahwah, NJ 07430
Phone: (201) 529-2026
Facsimile: (201) 529-3163

         RE:      INVESTMENT BANKING AGREEMENT WITH J. P. TURNER & COMPANY, LLC

Dear Mr. Morgenstern,

         This letter (the "AGREEMENT") shall confirm the engagement of J.P. Turner & Company, LLC ("TURNER") by Data Systems & Software, Inc. [Nasdaq: DSSI] (the "COMPANY") for purposes of providing, on a non-exclusive basis, investor awareness and business advisory services as set forth below in consideration for the fees and compensation described hereinafter:

1. The Agreement shall be effective as of the date set forth above.

2. The Company agrees to provide Turner such information, historical financial data, projections, proformas, business plans, due diligence documentation, and other information (collectively the "INFORMATION") in the possession of the Company or its agents that Turner may reasonably request or require to perform the Services (as hereinafter defined) set forth herein. The Information provided by the Company to Turner shall be true, complete and accurate in all material respects as of the date specified therein and shall not set forth any untrue statements nor omit any fact required or necessary to make the Information provided not misleading. The Company acknowledges that Turner may rely on the accuracy and completeness of all Information provided by the Company without independent verification. The Company authorizes Turner to use such Information in connection with its performance of the Services. Turner shall use its reasonable best efforts to preserve the confidentiality of Information expressly designated as confidential by the Company.

3. Turner will use its best efforts to furnish ongoing investor awareness and business advisory services (the "SERVICES") as the Company may from time to time reasonably request. The Services may include without limitation the following: preparation and assistance with investor presentations; introduction to capital conferences; the identification and evaluation of financing transactions; and introductions to broker dealers, research analysts, and investment companies that Turner believes to be in the best interest of the Company.

4. The term of this Agreement shall be 12 months from the effective date (as set forth in paragraph 1) of this Agreement (the "TERM"). In the event that the Company desires to terminate this Agreement, it shall provide Turner written notice of its intention to terminate this Agreement which shall be effective upon the delivery thereof to Turner (the "TERMINATION DATE"), without any further responsibility for either party; provided, however, that Turner shall be entitled to receive all accrued but unpaid

Data Systems & Software, Inc.
Investment Banking Agreement
February 25, 2003
Page 2 of 7

compensation, including any unpaid cash compensation, all vested Warrants (as set forth below), and un-reimbursed expenses, if any, outstanding as of the Termination Date. Notwithstanding the foregoing, if the Termination Date occurs during the 90-day period from the effective date of this Agreement (the "Trial Period"), Turner shall be entitled to payment of the remaining Monthly Advisory Fees that it would have received during such 90 day period (paid in accordance with paragraph 5 below).

5. In consideration for the services described herein, the Company shall pay to Turner a monthly advisory fee of seven thousand five hundred dollars ($7,500) per month (the "MONTHLY ADVISORY FEE"). The first month advisory fee shall be paid to Turner upon the execution of this Agreement and continuing each month for the length of the Agreement. The Monthly Advisory Fee shall be earned and payable each month and may not be deferred by the Company unless the Company submits a written request to the Turner and Turner approves such request in writing. Any fees that are deferred shall accumulate interest at a compound interest rate of 12.0% per annum on the aggregate balance of deferred Monthly Advisory Fees. The Monthly Advisory Fee shall be directed to Turner in accordance with the following wiring instructions:

                  Bank:            Wachovia Bank of Georgia
                  Phone:           404-995-8740
                  Fax:             404-995-8755
                  Address:         4465 Buckhead Loop, Atlanta, GA  30326
                  ABA Routing #:   061-000-010
                  Account Name:    J.P. Turner & Company, L.L.C.
                  Account #:       186-834-16


6. (a) Simultaneously with the execution of this Agreement, the Company shall issue and deliver to Turner a common stock purchase warrant (the "INVESTMENT BANKING WARRANT") for the purchase of one hundred twenty thousand (120,000) shares of the Company`s common stock. The Investment Banking Warrant shall have 60,000 warrants exercisable at $2.00 and 60,000 exercisable at $2.50 per share and upon issuance, be fully paid, non-assessable, and free of any restrictions on transfer, but for those restrictions that are the result of state or federal securities law. The Warrant shall vest and become exercisable on the day after the Trial Period unless this Agreement has been terminated prior to such date. Notwithstanding the foregoing, during the Trial Period the Warrant shall immediately and completely vest in favor of Turner, and shall become immediately exercisable, in the event of the consummation of (i) sale of the Company (or all or substantially all of the assets thereof) or (ii) the acquisition (or merger) transaction of the Company by or into another entity. The Warrant shall be issued to Turner in the form of a warrant agreement (the "WARRANT AGREEMENT"), which shall be in form and content satisfactory to Turner and its counsel.

     (b) The Warrant Agreement shall provide for, among other provisions, the above terms and the following:

               (i) The Warrant shall vest on the day after the Trial Period. The Warrant shall expire two (2) years from the effective date of this Agreement.

               (ii) anti-dilution   provisions  for  stock  dividends,   splits,
                    mergers, sale of

Data Systems & Software, Inc.
Investment Banking Agreement
February 25, 2003
Page 3 of 7

                    substantially all of the Company`s assets, except for sale of stock pursuant to the Company`s Stock Option Plan(s) and other customary exceptions.

               (iii)in  lieu  of  any  cash   payment   required  by  Turner  in
                    connection with the exercise of the Warrant, the holder(s) of the Warrant shall have the right at any time and from time to time, to exercise the Warrant in full or in part by surrendering the Warrant Agreement as payment of the aggregated Strike Price. The number of shares of Underlying Common Stock to be issued upon exercise shall be determined by multiplying the number of the shares of common stock within the Warrant to be exercised by an amount equal to the market price per share less the Strike Price, and then dividing the product thereof by the market price per share. Solely for the purposes of this paragraph, market price shall be calculated as the average of the closing price of the Company`s Common Stock for each of the five (5) trading days preceding the date notice is given that the holder(s) intend(s) to exercise the Warrant.

               (iv) the Company shall reserve,  and at all times have available, a sufficient number of shares of its common stock to be issued upon the exercise of the Warrant. Furthermore, the Company shall accept, and shall so instruct its transfer agent to accept, an appropriate Rule 144 opinion letter from any qualified securities attorney (provided such opinion provides that the Company`s counsel may rely thereon) representing Turner or any of its employees or agents that are holders of the Warrant.

               (v) the Company shall, subject to the conditions listed below, grant unlimited "piggy back" registration rights, at the Company`s expense, to include the shares of the Underlying Common Stock in any registration statement (except for Form S-4 or S-8 filings, or any equivalent thereto) filed by the Company under the Securities Act of 1933 relating to an underwriting of the sale of shares of common stock or other security of the Company, subject to customary and reasonable underwriter imposed lock-up requirements and the Company`s existing contractual limitations regarding "piggy back" registration rights.

               (vi) the Warrant shall be  non-transferable  except to affiliates of Turner.

7. The Investment Banking Warrant shall be assigned to J.P. Turner & Company, L.L.C. and mailed to the following address:

                    J.P. Turner & Company, L.L.C.

                    Attention: Patrick J. Power,
                               Managing Director or Investment Banking
                               3340 Peachtree Road
                               Suite 2300
                               Atlanta, GA 30326
                               Phone: 404-479-8300

Data Systems & Software, Inc.
Investment Banking Agreement
February 25, 2003
Page 4 of 7


                               Fax: 404-479-8345

8. The Company represents and warrants that it has provided Turner access to all Information available to the Company concerning its condition, financial and otherwise, its management, its business, and its prospects (the "DISCLOSURE DOCUMENTS"). The Company represents that it will continue to provide Turner with any Information or documentation necessary to verify and update the accuracy of the Information contained in the Disclosure Documents and will promptly notify Turner in writing upon the filing of any registration statement or other periodic reporting documents filed pursuant to the rules and regulations of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

9. The Company recognizes that Turner now renders and may continue to render financial consulting, management, investment banking and other services to other companies that may or may not conduct business and activities similar to those of the Company. Turner shall be free to render such advice and other services and the Company hereby consents thereto. Turner shall not be required to devote its full time and attention to the performance of its duties under this Agreement, but shall devote only so much of its time and attention as it deems reasonable or necessary to fulfill its obligation hereunder.

10. During the Term of this Agreement the Company covenants, promises and agrees that:

     (a) Company shall immediately notify Turner if it is contacted by NASDAQ for failing to maintain certain listing requirements or any other reason.

     (b) Company shall furnish Turner with copies of its annual, quarterly and proxy filings with the SEC, within thirty (30) days of the Company`s filing thereof.

     (c) Company shall furnish Turner all press releases and any copies of any communication to the general public and its shareholders.

     (d) Company shall immediately notify Turner if it is the subject of any investigation or material litigation.

     (e) At least three (3) business days prior to the dissemination of any public announcement regarding this Agreement, including the fact of its existence, the Company shall submit to Turner, for its review and comment, the proposed public announcement. Turner shall thereafter have three (3) business days within which to submit its proposed amendments to the public announcement for inclusion therein. The proposed amendments shall be incorporated in the final version to be disseminated by the Company, unless, in the reasonable judgment of counsel to the Company, such amendments should not be incorporated.

11. This Agreement shall be governed by and construed under the laws of the State of Georgia without regard to principals of conflicts of laws provisions. In the event of any dispute between Borrower and Agent arising under or pursuant to the terms of this Agreement, or any matters arising under the terms of this Agreement, the same shall be settled only by arbitration through NASD Dispute Resolution in Fulton

Data Systems & Software, Inc.
Investment Banking Agreement
February 25, 2003
Page 5 of 7


County, City of Atlanta, State of Georgia, in accordance with the Code of Arbitration Procedure published by NASD Dispute Resolution. The determination of the arbitrators shall be final and binding upon the Company and Turner and may be enforced in any court of appropriate jurisdiction. This Agreement shall be construed by and governed exclusively under the laws of the State of Georgia, without regard to its conflicts of law provisions. The venue shall be in Fulton County, GA.

12. The Company shall reimburse Turner for all reasonable out of pocket expenses up to $500 per month, including without limitation acceptable travel and lodging, printing, legal, and mailing cost that Turner may incur in performance of the Services under this Agreement. Turner shall obtain the prior written consent of the Company for any individual expense in excess of $500 or monthly expenses, in the aggregate, in excess of $500. Turner shall submit expense statements along with reasonable documentation of such expenses to the Company from time to time and the Company shall reimburse such expenses promptly thereafter.

13. (a) The Company shall indemnify and hold harmless Turner and its directors, officers, employees, agents, attorneys and assigns from and against any and all losses, claims, costs, damages or liabilities (including the reasonable fees and expenses of legal counsel) to which any of them may become subject in connection with the investigation, defense or settlement of any actions or claims: (i) caused by any untrue statement or alleged untrue statement of any material fact contained in any of the Company`s Disclosure Documents or the omission or alleged omission to state a material fact required to be stated in any such Disclosure Document or necessary to make the statements in any such Disclosure Document not misleading, provided such Disclosure Document was used by Turner in rendering any Service hereunder; (ii) arising in any manner out of or in connection with the rendering of Services by Turner hereunder; or (iii) otherwise in connection with this Agreement; provided, however, that the Company will not be liable in any such case if and to the extent that any such loss, claim, cost, damage or liability arises out of any breach of this Agreement by Turner.

     (b) Promptly after receipt of notice of the commencement of any action, Turner shall, if a claim is also being made against the Company, notify the Company in writing of such action. In case any such action shall be brought against Turner it shall notify the Company of the commencement of such action, and the Company shall be entitled to participate in and, to the extent it shall wish, to assume and undertake the defense thereof with counsel reasonably satisfactory to Turner, and, after notice from the Company to Turner of its election so to assume and undertake the defense of such action, the Company shall not be liable to Turner under this paragraph 13 for any legal expenses subsequently incurred by Turner in connection with the defense of such action; if Turner retains its own counsel, then Turner shall pay all fees, costs and expenses of such counsel, provided, however, that, if the defendants in any such action include both Turner and the Company and Turner shall have reasonably concluded that there may be reasonable defenses available to it which are different from or additional to those available to the Company or if the interests of Turner reasonably may be deemed to conflict with the interests of the Company, the Company and Turner shall have the right to select one separate counsel to assume such legal defenses and otherwise to participate in the defense of such action, with the reasonable expenses and fees of such separate counsel and other expenses related to such participation to be reimbursed by the Company as incurred.

Data Systems & Software, Inc.
Investment Banking Agreement
February 25, 2003
Page 6 of 7


14. The Company acknowledges that Turner has made no guarantees that its performance hereunder will achieve any particular result with respect to the Company`s business, stock price, trading volume, market capitalization or otherwise.

15. All notices hereunder shall be in writing and shall be validly given, made or served if in writing and delivered in person or when received by facsimile transmission, or five days after being sent first class certified or registered mail, postage prepaid, or one day after being sent by nationally recognized overnight carrier to the party for whom intended at the address set forth after each parties signatures.

16. If any clause or provision of this Agreement is illegal, invalid or unenforceable under applicable present or future Laws effective during the Term, the remainder of this Agreement shall not be affected. In lieu of each clause or provision of this Agreement that is illegal, invalid or unenforceable, there shall be added as a part of this Agreement a clause or provision as nearly identical as may be possible and as may be legal, valid and enforceable. In the event any clause or provision of this Agreement is illegal, invalid or unenforceable as aforesaid and the effect of such illegality, invalidity or unenforceability is that either party no longer has the substantial benefit of its bargain under this Agreement and a clause or provision as nearly identical as may be possible cannot be added, then, in such event, such party may in its discretion cancel and terminate this entire Agreement provided such party exercises such right within a reasonable time after such occurrence.

17. The parties agree and acknowledge that they have jointly participated in the negotiation and drafting of this Agreement and that this Agreement has been fully reviewed and negotiated by the parties and their respective counsel. In the event of an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the parties and no presumptions or burdens of proof shall arise favoring any party by virtue of the authorship of any of the provisions of this Agreement.

18. This Agreement shall be governed by and construed under the laws of the State of Georgia without regard to principals of conflicts of laws provisions.

19. This Agreement may not be modified, amended, supplemented, canceled or discharged, except by written instrument executed by all parties. No failure to exercise, and no delay in exercising, any right, power or privilege under this Agreement shall operate as a waiver, nor shall any single or partial exercise of any right, power or privilege hereunder preclude the exercise of any other right, power or privilege. No waiver of any breach of any provision shall be deemed to be a waiver of any preceding or succeeding breach of the same or any other provision, nor shall any waiver be implied from any course of dealing between the parties. To be effective, all waivers must be in writing, signed by both parties. The rights and remedies of the parties under this Agreement are in addition to all other rights and remedies, at law or equity, that they may have against each other except as may be specifically limited herein.

20. This Agreement contains the entire understanding of the parties in respect of its subject matter and supersedes all prior agreements and understandings (oral or written) between or among the parties with respect to such subject matter. The parties agree that prior drafts of this Agreement shall not be deemed to provide any evidence as to the meaning of any provision hereof or the intent of the parties with respect thereto. Any amendment or modification to the Agreement shall be by written instrument only and must be executed by a representative, with complete authority, from the Company and Turner.

Data Systems & Software, Inc.
Investment Banking Agreement
February 25, 2003
Page 7 of 7

21. This Agreement may be executed in any number of counterparts, each of which shall be an original but all of which together shall constitute one and the same instrument. A telecopy signature of any party shall be considered to have the same binding legal effect as an original signature.

22. In the event that any dispute among the parties to this Agreement should result in litigation, the substantially prevailing party in such dispute shall be entitled to recover from the losing party all fees, costs and expenses of enforcing any right of such substantially prevailing party under or with respect to this Agreement, including without limitation, such reasonable fees and expenses of attorneys and accountants, which shall include, without limitation, all fees, costs and expenses of appeals and collection.

         If the foregoing is in accordance with your understanding, kindly confirm your acceptance and agreement by signing and returning the enclosed duplicate of this Agreement that will thereupon constitute an agreement between us.

                                          Yours very truly,


                                          /s/ Patrick J. Power

                                          Patrick J. Power

                                          Managing Director, Investment Banking
                                          J. P. Turner  & Company, LLC
                                          3340 Peachtree Road, Suite 2300
                                          Atlanta, GA  30326
                                          Phone:   404-479-8192  or 888-JPTURNER
                                          Facsimile 404-479-8345





Accepted and approved this  25th  day of  February, 2003.
                           ------        ---------



By:       /s/Shlomie Morgenstern

NAME:        SHLOMIE MORGENSTERN
TITLE:       VICE PRESIDENT
COMPANY:     DATA SYSTEMS & SOFTWARE, INC.
ADDRESS:     200 ROUTE 17
             MAHWAH, NJ 07430
PHONE:       (201) 529-2026
FACSIMILE:   (201) 529-3163

EXHIBIT 10.29


                                                                  EXECUTION COPY

--------------------------------------------------------------------------------


                                 COMVERGE, INC.


--------------------------------------------------------------------------------






                       PREFERRED STOCK PURCHASE AGREEMENT






--------------------------------------------------------------------------------






                      ------------------------------------

                                  April 7, 2003

                      ------------------------------------

                                TABLE OF CONTENTS

1.    Purchase and Sale of Stock..................................................................................1

         1.1      Sale and Issuance of Preferred Stock............................................................1

         1.2      Closing ........................................................................................2

         1.3      Subsequent Sale of Series A Preferred Stock.....................................................2

         1.4      Delivery .......................................................................................2

         1.5      Use of Proceeds.................................................................................3

2.    Representations and Warranties of the Company...............................................................3

         2.1      Organization, Good Standing and Qualification...................................................3

         2.2      Capitalization and Voting Rights................................................................3

         2.3      Subsidiaries....................................................................................4

         2.4      Authorization...................................................................................4

         2.5      Valid Issuance of Preferred and Common Stock....................................................4

         2.6      Governmental Consents...........................................................................5

         2.7      Offering .......................................................................................5

         2.8      Litigation......................................................................................5

         2.9      Proprietary Information and Inventions Agreements...............................................5

         2.10     Patents and Trademarks..........................................................................6

         2.11     Compliance with Other Instruments...............................................................7

         2.12     Agreements; Action..............................................................................7

         2.13     Related Party Transactions......................................................................8

         2.14     Permits ........................................................................................9

         2.15     Environmental and Safety Laws...................................................................9

         2.16     Development and Marketing Rights................................................................9

         2.17     Registration Rights.............................................................................9

         2.18     Corporate Documents.............................................................................9

         2.19     Title to Property and Assets....................................................................9

         2.20     Financial Statements...........................................................................10

         2.21     Changes .......................................................................................10

         2.22     Employee Benefit Plans.........................................................................11

         2.23     Tax Returns, Payments and Elections............................................................13

         2.24     Minute Books...................................................................................13

         2.25     Real Property Holding Company..................................................................13

         2.26     Employees......................................................................................13

         2.27     Obligations of Management......................................................................14

         2.28     Executive Officers.............................................................................14

         2.29     Insurance......................................................................................14

         2.30     Outstanding Borrowing..........................................................................14

         2.31     Small Business Concern.........................................................................14

         2.32     Pacficorp Agreement............................................................................15

         2.33     Disclosure.....................................................................................15

3.    Representations and Warranties of the Investors............................................................15

         3.1      Authorization..................................................................................15

         3.2      Purchase Entirely for Own Account..............................................................15

         3.3      Disclosure of Information......................................................................15

         3.4      Investment Experience..........................................................................16

         3.5      Accredited Investor............................................................................16

         3.6      Foreign Purchasers.............................................................................16

         3.7      English Construction...........................................................................16

         3.8      Restricted Securities..........................................................................16

         3.9      Further Limitations on Disposition.............................................................17

         3.10     Legends .......................................................................................17

4.    Conditions to Obligations at the Closing...................................................................18

         4.1      Conditions to Investor`s Obligations...........................................................18

         4.2      Conditions to the Company`s Obligations........................................................19

5.    Covenants of the Company...................................................................................20

         5.1      Release of Funds...............................................................................20

         5.2      Repayment and Termination of Credit Facility...................................................21

6.    Miscellaneous..............................................................................................21

         6.1      Survival of Warranties.........................................................................21

         6.2      Successors and Assigns.........................................................................21

         6.3      Governing Law..................................................................................21

         6.4      Counterparts...................................................................................21

         6.5      Titles and Subtitles...........................................................................21

         6.6      Notices .......................................................................................21

         6.7      Finder`s Fee...................................................................................22

         6.8      Expenses ......................................................................................22

         6.9      Attorneys` Fees................................................................................22

         6.10     Amendments and Waivers.........................................................................23

         6.11     Severability...................................................................................23

         6.12     Aggregation of Stock...........................................................................23

         6.13     Exculpation Among Investors....................................................................23

         6.14     Like Treatment of Holders......................................................................23

         6.15     Entire Agreement...............................................................................23

         6.16     California Corporate Securities Law............................................................24

ANNEX A           Omnibus Signature Page

                  SCHEDULE A - Schedule of Investors

                  SCHEDULE B - Disclosure Schedule

EXHIBIT A         -        Amended and Restated Certificate of Incorporation
EXHIBIT B         -        Investors` Rights Agreement
EXHIBIT C         -        Co-Sale and First Refusal Agreement
EXHIBIT D         -        Voting Agreement
EXHIBIT E         -        Form of Opinion of Company Counsel
EXHIBIT F         -        Form of Asset Purchase Agreement
EXHIBIT G         -        Form of Put-Call Agreement

                       PREFERRED STOCK PURCHASE AGREEMENT

                  THIS PREFERRED STOCK PURCHASE AGREEMENT (this "AGREEMENT") is made as of April 7, 2003, by and among Comverge, Inc., a Delaware corporation (the "COMPANY"), and the investors listed on Schedule A hereto (each, an "INVESTOR," and collectively, the "INVESTORS").

                                R E C I T A L S:

                  WHEREAS, the Company desires to sell, and the Investors desire to purchase, the number of shares and the series of the Company`s Preferred Stock, par value $0.001 per share (the "PREFERRED STOCK"), as set forth on Schedule A hereto;

                  WHEREAS, the Company`s Board of Directors has approved the Company`s sale and issuance of up to 7,677,175 shares of Series A Convertible Preferred Stock (the "SERIES A PREFERRED STOCK") and 721,527 shares of Series A-1 Convertible Preferred Stock (the "SERIES A-1 PREFERRED STOCK" and, together with the Series A Preferred Stock, the "SHARES"); and

                  WHEREAS, the Company and the Investors desire to set forth certain agreements and certain terms and conditions regarding the sale and purchase of the Preferred Stock and the relationship between the Company and the Investors.

                                A G R E E M E N T

                  NOW, THEREFORE, in consideration of the foregoing premises, the respective representations, warranties and covenants contained herein, and certain other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

         1. PURCHASE AND SALE OF STOCK

         1.1 Sale and Issuance of Preferred Stock

         (a) The Company shall adopt and file with the Delaware Secretary of State, before the Initial Closing (as defined below), the Amended and Restated Certificate of Incorporation of the Company in the form attached hereto as Exhibit A (the "RESTATED CERTIFICATE").

         (b) On or prior to the Initial Closing, the Company shall have authorized (i) the sale and issuance to the Investors of the Shares and (ii) the issuance of the shares of Common Stock (as defined below) to be issued upon conversion of the Shares (the "CONVERSION SHARES" and together with the Shares, the "SECURITIES"). The Securities shall have the rights, preferences, privileges and restrictions set forth in the Restated Certificate.

         (c) Subject to the terms and conditions of this Agreement, at the Closing (as defined below) each Investor severally agrees to purchase, severally and not jointly, and the Company agrees to sell and issue to each Investor at the Closing or pursuant to Section 1.3, that number of shares of the Company`s Series A Preferred Stock or Series A-1 Preferred Stock, as applicable, set forth opposite each Investor`s name on Schedule A hereto for the aggregate purchase price set forth opposite such Investor`s name thereon.

         1.2 Closing. The first closing of the purchase and sale of the Preferred Stock (the "INITIAL CLOSING") and, subject to Section 1.3, one subsequent closing of the purchase and sale of authorized but unissued shares of Series A Preferred Stock (the "SUBSEQUENT CLOSING") shall take place at the offices of Andrews & Kurth L.L.P., 111 Congress Avenue, Suite 1700, Austin, Texas 78701. The Initial Closing will take place at 1:00 p.m. Central time on April 7, 2003; provided that the Initial Closing and the Subsequent Closing (each a "CLOSING") may be held at such other time and place as the Company and Investors acquiring in the aggregate more than half the shares of Preferred Stock sold at the Initial Closing pursuant hereto mutually agree upon orally or in writing.

         1.3 Subsequent Sale of Series A Preferred Stock. The Company may sell up to the balance of the authorized number of shares of Series A Preferred Stock to be sold hereunder and not sold at the Initial Closing to such purchasers
(each, an "ADDITIONAL INVESTOR") as it shall select, upon the terms and conditions contained herein, at a price not less than $2.0841 per share, provided the agreement for sale is executed at the Subsequent Closing not later than 90 days from the date of the Initial Closing. Any such Additional Investor shall, upon execution of an appropriate counterpart signature page, the form of which is attached as Annex A hereto, become a party to this Agreement as an Investor and the Company shall prepare and distribute to the Investors (including the Additional Investors) a revised Schedule A, which shall include the name and address of each Additional Investor, the number of shares of Series A Preferred Stock to be purchased by each Additional Investor and the price per share to be paid by each Additional Investor. Upon the Subsequent Closing, each Additional Investor shall, as evidenced by the executed counterpart signature page attached as Annex A hereto, become a party to (i) that certain Investors` Rights Agreement dated as of the date hereof, by and among the Company and the parties named therein, the form of which is attached hereto as Exhibit B (the "INVESTORS` RIGHTS AGREEMENT"), (ii) that certain Co-Sale and First Refusal Agreement dated as of the date hereof, by and among the Company and the parties named therein, the form of which is attached hereto as Exhibit C (the "CO-SALE AND FIRST REFUSAL AGREEMENT"), and (iii) that certain Voting Agreement dated as of the date hereof, by and among the Company and the parties named therein, the form of which is attached hereto as Exhibit D (the "VOTING AGREEMENT"), and shall have the rights and obligations hereunder and thereunder. For purposes of any sale of shares of Series A Preferred Stock pursuant to this Section 1.3, references to the "date of Closing" shall mean the date of the Subsequent Closing. Notwithstanding the foregoing, the Company may not, without the prior written consent of the holders of a majority of the Shares issued at the Initial Closing, issue or sell any additional securities at the Subsequent Closing to any Investor that purchases any Shares at the Initial Closing.

         1.4 Delivery. At the Closing, the Company shall deliver to each Investor a certificate representing the shares of Series A Preferred Stock or Series A-1 Preferred Stock, as applicable, that such Investor is purchasing against payment of the purchase price therefor by wire transfer or other transfer of same-day funds, or any combination thereof, as more specifically set forth on Schedule A hereto.

         1.5 Use of Proceeds. A portion of the proceeds to the Company from the sale of Preferred Stock equal to $1,500,000 shall be used to secure indebtedness of the Company pursuant to that certain Loan and Security Agreement (the "SVB LOAN AGREEMENT") dated April 1, 2003, by and between the Company and Silicon Valley Bank; provided that such $1,500,000 shall be released to the Company by Silicon Valley Bank within 30 days following the Initial Closing. The Company may use the remaining proceeds for general corporate purposes; provided further that any proceeds used to release the Cash Collateral (as defined in Section 5.1(b) below) shall be paid only in accordance with the schedule set forth in
Section 5.1(b).

         2. REPRESENTATIONS AND WARRANTIES OF THE COMPANY.

         The Company hereby represents and warrants to each Investor that as of the date hereof, except as set forth on the Disclosure Schedule (the "DISCLOSURE SCHEDULE") attached hereto as Schedule B, which exceptions shall be deemed to be representations and warranties as if made hereunder:

         2.1 Organization, Good Standing and Qualification. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has all requisite corporate power and authority to own and operate its assets, carry on its business as now conducted and as proposed to be conducted. The Company is duly qualified to transact business and is in good standing in each jurisdiction in which the failure to so qualify would have a material adverse effect on its business or properties.

         2.2 Capitalization and Voting Rights. The authorized capital stock of the Company consists, or will consist immediately prior to the Initial Closing, of:

         (a) Preferred Stock. 8,939,847 shares of Preferred Stock, 7,677,175 of which have been designated as "Series A Convertible Preferred Stock," some or all of which may be purchased hereunder and none of which are outstanding prior to the Initial Closing; 721,527 of which have been designated as "Series A-1 Convertible Preferred Stock," some or all of which may be purchased hereunder and none of which are outstanding prior to the Initial Closing; and 541,145 of which have been designated as "Series A-2 Convertible Preferred Stock" (the "SERIES A-2 PREFERRED STOCK"), none of which are outstanding prior to the Initial Closing.

         (b) Common Stock. 18,014,060 shares of common stock, par value $0.001 per share ("COMMON STOCK"), of which (i) 4,937,743 shares are issued and outstanding, which includes no shares issued upon the exercise of options granted under the Company`s 2000 Stock Option Plan (the "PLAN"), (ii) 877,000 shares to be issued to Sixth Dimension, Inc. in connection with the purchase of certain assets of Sixth Dimension, (iii) 1,621,750 shares have been reserved for issuance pursuant to the exercise of options under the Plan, including 307,750 shares subject to outstanding option grants, (iv) 637,780 have been reserved for issuance pursuant to the exercise of options granted outside the Plan, (v) 7,677,175 shares have been reserved for issuance pursuant to the conversion of the Series A Preferred Stock, (vi) 721,527 shares have been reserved for issuance pursuant to the conversion of the Series A-1 Preferred Stock and (vii) 541,145 have been reserved for issuance pursuant to the conversion of the Series A-2 Preferred Stock.

         (c) The outstanding shares of Common Stock are duly and validly authorized and issued, fully paid and nonassessable, and were issued in accordance with the registration or qualification provisions of the Securities Act of 1933, as amended (the "SECURITIES ACT"), and any relevant state securities laws or pursuant to valid exemptions therefrom.

         (d) Except for (i) the  conversion  privileges of the Preferred  Stock,
(ii) options to purchase 307,750 shares of Common Stock that have been issued pursuant to the Plan and which have not been exercised and the remaining shares reserved for issuance thereunder, (iii) options to purchase 637,780 shares of Common Stock that have been issued outside of the Plan and have not been exercised, (iv) the rights provided in the Investors` Rights Agreement, (v) shares of Series A Preferred Stock that may be issued at a Subsequent Closing, and (vi) the shares of Series A-2 Preferred Stock that may be issued to Data Systems & Software Inc. ("DSSI") pursuant to Section 4.10 of Investors` Rights Agreement there are no outstanding options, warrants, rights (including conversion rights, preemptive rights, rights of first refusal or rights of first offer) or agreements for the purchase or acquisition from the Company of any shares of its capital stock. Other than the Voting Agreement and the Co-Sale Agreement, the Company is not a party or subject to any agreement or understanding, and, to the Company`s knowledge, there is no agreement or understanding between any persons and/or entities, which affects or relates to the voting or giving of written consents with respect to any security of the Company.

         2.3 Subsidiaries. Schedule 2.3 of the Disclosure Schedule lists each of the Company`s subsidiaries. The Company owns all of the outstanding capital stock of each such subsidiary. The Company does not presently own or control, directly or indirectly, any interest in any other corporation, association or other business entity. The Company is not a participant in any joint venture, partnership or similar arrangement.

         2.4 Authorization. The Company has the requisite power and authority to enter into the Transaction Agreements (as defined below). All corporate action on the part of the Company and its officers, directors and stockholders necessary for the authorization, execution and delivery of each of this Agreement, the Investors` Rights Agreement, the Co-Sale and First Refusal Agreement and the Voting Agreement (collectively, the "TRANSACTION AGREEMENTS"), the performance of all obligations of the Company hereunder and thereunder and the authorization, issuance (or reservation for issuance), sale and delivery of the Shares being sold hereunder and the Conversion Shares pursuant to the Restated Certificate have been taken or will be taken prior to the Initial Closing, and this Agreement and the other Transaction Agreements constitute valid and legally binding obligations of the Company, enforceable in accordance with their respective terms, except (a) as limited by applicable bankruptcy, insolvency, reorganization, moratorium and other laws of general application affecting enforcement of creditors` rights generally, (b) as limited by laws relating to the availability of specific performance, injunctive relief or other equitable remedies, and (c) to the extent that the indemnification provisions contained in the Investors` Rights Agreement may be limited by applicable federal or state securities laws.

         2.5 Valid Issuance of Preferred and Common Stock. The Preferred Stock being purchased by the Investors hereunder when issued, sold and delivered in accordance with the terms of this Agreement for the consideration expressed herein, will be duly and validly issued, fully paid and nonassessable and will be free of restrictions on transfer other than restrictions on transfer under this Agreement and the other Transaction Agreements and under applicable state and federal securities laws. The
Conversion Shares have been duly and validly reserved for issuance and, upon issuance in accordance with the terms of the Restated Certificate, will be duly and validly issued, fully paid and nonassessable and will be free of restrictions on transfer other than restrictions on transfer under this Agreement and the other Transaction Agreements and under applicable state and federal securities laws.

         2.6 Governmental Consents. Other than filings that are required or permitted to be made pursuant to Section 1.1(a) hereof or pursuant to federal or state securities laws after a Closing, which filings will be made in a timely manner, no consent, approval, order or authorization of, or registration, qualification, designation, declaration or filing with, any federal, state or local governmental authority on the part of the Company is required in connection with the consummation of the transactions contemplated by this Agreement and the other Transaction Agreements.

         2.7 Offering. Subject in part to the truth and accuracy of each Investor`s representations set forth in Section 3 of this Agreement, the offer, sale and issuance of the Preferred Stock as contemplated by this Agreement are exempt from the registration requirements of the Securities Act, and neither the Company nor any authorized agent acting on its behalf has taken or will take any action hereafter that would cause the loss of such exemption.

         2.8 Litigation. There is no action, suit, proceeding or investigation pending or, to the Company`s knowledge, currently threatened against the Company that questions the validity of this Agreement or the other Transaction Agreements, or the right of the Company to enter into such agreements, or to consummate the transactions contemplated hereby or thereby, or that might result, either individually or in the aggregate, in any material adverse changes in the assets, condition, affairs or prospects of the Company, financially or otherwise, or any change in the current equity ownership of the Company, nor is the Company aware that there is any basis for the foregoing. The foregoing includes, without limitation, actions, suits, proceedings or investigations pending or threatened (or any basis therefor known to the Company) involving the prior employment of any of the employees of the Company, their use in connection with the business of the Company of any information or techniques allegedly proprietary to any of their former employers, or their obligations under any agreements with prior employers. The Company is not a party or subject to the provisions of any order, writ, injunction, judgment or decree of any court or government agency or instrumentality. There is no action, suit, proceeding or investigation by the Company currently pending or that the Company intends to initiate.

         2.9 Proprietary Information and Inventions Agreements. Each former and current employee, officer and consultant of the Company has executed a Proprietary Information and Inventions Agreement substantially in the form provided to special counsel to the Investors. No former or current employee, officer or consultant of the Company has excluded works or inventions made prior to his or her employment with the Company from his or her assignment of inventions pursuant to such current or former employee, officer or consultant`s Proprietary Information and Inventions Agreement. The Company is not aware that any of its employees, officers or consultants are in violation thereof.

         2.10 Patents and Trademarks

         (a) The Company has sufficient title and ownership of all patents, trademarks, service marks, trade names, copyrights, all applications for any of the foregoing, trade secrets, information and other proprietary rights and processes necessary for its business as now conducted and as proposed to be conducted. Except for licenses of "pre-packaged" software, there are no outstanding options, licenses or agreements of any kind relating to the foregoing, nor is the Company bound by or a party to any options, licenses or agreements of any kind with respect to the patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information and other proprietary rights and processes of any other person or entity. To the best of the Company`s knowledge, the Company has not violated, or by conducting its business as proposed would not violate, any of the patents, trademarks, service marks, trade names, copyrights or trade secrets or other proprietary rights of any other person or entity. The Company is not aware that any of its employees is obligated under any contract (including licenses, covenants or commitments of any nature) or other agreement, or subject to any judgment, decree or order of any court or administrative agency, that would interfere with the use of his or her best efforts to promote the interests of the Company or that would conflict with the business of the Company as proposed to be conducted. Neither the execution nor delivery of this Agreement or the other Transaction Agreements, nor the carrying on of the business of the Company by the employees of the Company, nor the conduct of the business of the Company as proposed, will, to the Company`s knowledge, conflict with or result in a breach of the terms, conditions or provisions of, or constitute a default under, any contract, covenant or instrument under which any of such employees is now obligated. The Company does not believe it is or will be necessary to utilize any inventions of any of its employees (or people they currently intend to hire) made prior to their employment by the Company.

         (b) The Company owns and has the unrestricted right to use, sell, license or dispose of all product rights, manufacturing rights, trade secrets, including know-how, formulas, patterns, compilations, programs, devices, methods, techniques, processes, inventions, designs, technical data, mask works, computer software (in both source code and object code forms and all documentation therefor) (all of the foregoing of which are collectively referred to herein as "PROPRIETARY INFORMATION") required for the conduct of the Company`s business, as it is currently conducted and as it is proposed to be conducted, in each case free and clear of any right, lien or claim of others.

         (c) The Company has taken commercially reasonable security measures to protect the secrecy and confidentiality of all Proprietary Information and all Inventions (as defined below). As used herein, "Inventions" means all inventions, developments and discoveries that during the period of an employee`s or other person`s service (which inventions, developments and discoveries are made or conceived of in the scope of such employee`s or other person`s service to the Company or are otherwise assigned to the Company) to the Company he or she makes or conceives of, either solely or jointly with others, that relate to any subject matter with which his or her work for the Company may be concerned, or directly relate to or are directly connected with the business, products, services or projects of the Company, or related to the actual or demonstrably anticipated research or development of the Company or involve the use of the Company`s time, material, facilities or trade secret information.

         (d) The Company has not sold, transferred, assigned, licensed or subjected to any lien, any Proprietary Information, trade secret, know-how, invention, design, process, computer software or technical data, or any interest therein, necessary for the development, manufacture, use, operation or sale of any product or service presently under development or manufactured, sold or rendered by the Company.

         (e) No current or former director, officer, employee, agent or stockholder of the Company owns or has any right in the Proprietary Information of the Company, or any patents, trademarks, service marks, trade names, copyrights, any applications for any of the foregoing, licenses or rights with respect to the foregoing, or any inventions, developments or discoveries necessary for the conduct of the Company`s business as it is currently conducted or as it is proposed to be conducted.

         (f) To the knowledge of the Company, no person or entity is infringing upon or otherwise violating the Proprietary Information or other intellectual property rights of the Company.

         (g) The Company has avoided every condition, and has not performed any act, the occurrence of which would result in the loss by the Company of any patent, patent application, or right granted under any license, distribution or other agreement that is material to its business.

         2.11 Compliance with Other Instruments. The Company is not in violation or default of any provision of the Restated Certificate or the Company`s Bylaws; and the Company is not in violation or default, in any material respect, of any provision of any instrument, judgment, consent, permit, order, writ, decree or contract to which it is a party or by which it is bound or to which any of its assets are subject, or of any federal or state statute, rule or regulation applicable to the Company. The execution, delivery and performance of this Agreement and the other Transaction Agreements, and the consummation of the transactions contemplated hereby and thereby, including the issuance and sale of the Shares and the issuance of the Conversion Shares, will not result in any such violation or be in conflict with or constitute, with or without the passage of time and giving of notice, either a default under any such provision, instrument, judgment, consent, permit, order, writ, decree or contract or an event that results in the creation of any lien, charge or encumbrance upon any of the assets of the Company or the suspension, revocation, impairment, forfeiture or nonrenewal of any material permit, license, authorization or approval applicable to the Company or its business or operations or any of its assets or properties, except as would not have a material adverse effect on the business, financial condition, prospects or results of operations of the Company taken as a whole.

         2.12 Agreements; Action

         (a) Except for agreements explicitly contemplated hereby and by the Transaction Agreements, there are no agreements, understandings or proposed transactions between the Company, on the one hand, and any of the stockholders, officers, directors or affiliates, or any affiliate thereof, of the Company, on the other hand.

         (b) There are no agreements, understandings, instruments, contracts, proposed transactions, judgments, orders, writs or decrees to which the Company is a party or by which it is bound (each, a "MATERIAL AGREEMENT") that may involve (i) obligations (contingent or otherwise) of, or payments to the Company in excess of $50,000 and to the Company`s knowledge, there is not an uncured breach or default continuing under the provisions of any Material Agreement,
(ii) the  transfer or license of any patent,  copyright,  trade  secret or other proprietary right to or from the Company, (iii) provisions restricting or affecting the development, manufacture or distribution of the Company`s products or services, or (iv) indemnification by the Company with respect to infringements of proprietary rights.

         (c) The Company has not (i) declared or paid any dividends or authorized or made any distribution upon or with respect to any class or series of its capital stock, (ii) incurred any indebtedness for money borrowed or any other liabilities individually in excess of $10,000 or, in the case of indebtedness and/or liabilities individually less than $10,000, in excess of $50,000 in the aggregate, (iii) made any loans or advances to any person, other than ordinary advances for travel expenses, or (iv) sold, exchanged or otherwise disposed of any of its assets or rights, other than the sale of inventory in the ordinary course of business. To the best of the Company`s knowledge, the Company has no material contingent liabilities, except current liabilities incurred in the ordinary course of business which have not been, either in any individual case or in the aggregate, materially adverse.

         (d) For the purposes of subsections (b) and (c) above, all indebtedness, liabilities, agreements, understandings, instruments, contracts and proposed transaction involving the same person or entity (including persons or entities the Company has reason to believe are affiliated therewith) shall be aggregated for the purpose of meeting the individual minimum dollar amounts of such subsections.

         (e) The Company is not a party to nor is it bound by any contract, agreement or instrument, or subject to any restriction under its Restated Certificate or Bylaws that adversely affects its ability to conduct its business as now conducted or as proposed to be conducted.

         (f) The Company has not engaged in the past three months in any discussion (i) with any representative of any person or entity regarding the consolidation or merger of the Company with or into any such person or entity,
(ii) with any corporation, partnership, association or other business entity or any individual regarding the sale, conveyance, license or disposition of all or substantially all of the assets of the Company or a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of, or (iii) regarding any other form of acquisition, liquidation, dissolution, reorganization or winding up of the Company.

         2.13 Related Party Transactions. No employee, officer, director or stockholder of the Company, or member of his or her immediate family, is indebted to the Company, nor is the Company indebted (or committed to make loans or extend or guarantee credit) to any of them. To the Company`s knowledge, none of such persons has any direct or indirect ownership interest in any firm or corporation with which the Company is affiliated or with which the Company has a business relationship, or any firm or corporation that competes with the

Company, except that employees, officers, directors or stockholders of the Company and members of their immediate families may own less than 1% of the outstanding capital stock in publicly traded companies that may compete with the Company. No member of the immediate family of any officer or director of the Company is directly or indirectly interested in any material contract with the Company.

         2.14 Permits. The Company has all franchises, permits, licenses and any similar authority necessary for the conduct of its respective business as now being conducted by it, the lack of which could materially and adversely affect the business, properties, prospects or financial condition of the Company, and the Company believes it can obtain, without material burden or expense, any similar authority for the conduct of its business as planned to be conducted. The Company is not in default under any of such franchises, permits, licenses or other similar authority.

         2.15 Environmental and Safety Laws. To the Company`s knowledge, the Company is not in violation of any applicable statute, law or regulation relating to the environment or occupational health and safety that could have a material adverse effect on the Company, and, to the best of its knowledge, no material expenditures are or will be required in order to comply with any such existing statute, law or regulation.

         2.16 Development and Marketing Rights. The Company has not granted rights to develop, produce, assemble, license, market or sell its respective products to any other person or entity and is not bound by any agreement that affects the Company`s exclusive right to develop, produce, assemble, distribute, market or sell its respective products.

         2.17 Registration Rights. Except as provided in the Investors` Rights Agreement, the Company has not granted nor agreed to grant any registration rights, including piggyback rights, to any person or entity.

         2.18 Corporate Documents. The Restated Certificate is in the form attached hereto as Exhibit A and the Bylaws of the Company are in the form previously provided to special counsel to the Investors.

         2.19 Title to Property and Assets. The Company owns its property and assets free and clear of all mortgages, liens, loans and encumbrances, except such encumbrances and liens that arise in the ordinary course of business and do not materially impair the Company`s ownership or use of such property or assets. To the Company`s knowledge, all facilities, machinery, equipment, fixtures, vehicles and other properties owned, leased or used in the ordinary course of business by the Company are in good operating condition and repair and are reasonably fit and usable for the purposes for which they are being used. With respect to the property and assets leased by the Company, the Company is in material compliance with such leases and, to the Company`s knowledge, holds a valid leasehold interest free of any liens, claims or encumbrances, except such encumbrances and liens that arise in the ordinary course of business and do not materially impair the Company`s rights in or use of such property or assets. With respect to property and assets licensed to the Company from third parties, such licenses necessary to operate the Company`s business as it is currently conducted are valid and binding and in full force and effect, and shall remain in full force and effect for a period of twelve (12) months from the date hereof (or, in the alternative, the Company reasonably believes it can obtain substantially similar licenses under substantially similar terms).

         2.20 Financial Statements. The Company has delivered to each Investor its unaudited financial statements (balance sheet, income statement and statement of cash flows), for the year ended December 31, 2002 (the "FINANCIAL STATEMENTS"). The Financial Statements have been prepared from the books and records of accounts of the Company and in accordance with United States Generally Accepted Accounting Principals ("GAAP") (except that the Financials Statements do not have notes thereto) applied on a consistent basis throughout the periods indicated and with each other and present fairly the financial condition of the Company as of the date indicated. Except as set forth in the Financial Statements, the Company has no material liabilities, contingent or otherwise, other than (i) liabilities incurred in the ordinary course of business subsequent to December 31, 2002, and (ii) obligations under contracts and commitments incurred in the ordinary course of business and not required under GAAP to be reflected in the Financial Statements, which, in both cases, individually or in the aggregate, are not material to the assets, properties, financial condition or operating results of the Company.

         2.21 Changes. Since December 1, 2002, other than as set forth in the Transaction Agreements, there has not been:

         (a) any change in the assets, liabilities, financial condition or operating results of the Company, except changes in the ordinary course of business that have not been, in the aggregate, materially adverse;

         (b) any damage, destruction or loss, whether or not covered by insurance, materially and adversely affecting the assets, properties, financial condition, operating results, prospects or business of the Company (as such business is presently conducted and as it is proposed to be conducted);

         (c) any waiver by the Company of a valuable right or of a material debt owed to it;

         (d) any satisfaction or discharge of any lien, claim or encumbrance or payment of any obligation by the Company, except in the ordinary course of business and that is not material to the assets, properties, financial condition, operating results or business of the Company (as such business is presently conducted and as it is proposed to be conducted);

         (e) any material change or amendment to a material contract or arrangement by which the Company or any of its assets or properties is bound or subject;

         (f) any material change in any compensation arrangement or agreement with any employee, officer, director or stockholder of the Company;

         (g) any resignation or termination of any officer, key employee or group of employees;

         (h) any sale, assignment or transfer of any patents, trademarks, copyrights, trade secrets or other intangible assets of the Company, other than pursuant to standard, non-exclusive licenses entered into in the ordinary course of business consistent with past practices;

         (i) any mortgage, pledge, transfer of a security interest in, or lien, created by the Company, with respect to any of its material properties or assets, except liens for taxes not yet due or payable;

         (j) any loans or guarantees made by the Company to or for the benefit of its employees, officers or directors, or any members of their immediate families, other than travel advances and other advances made in the ordinary course of business;

         (k) any declaration, setting aside of payment or other distribution in respect to any of the Company`s capital stock, or any direct or indirect redemption, purchase or other acquisition of any of such stock by the Company;

         (l) to the Company`s knowledge, any other event or condition of any character that would reasonably be expected to materially and adversely affect the assets, properties, financial condition, operating results or business of the Company (as such business is presently conducted and as it is proposed to be conducted);

         (m) any labor organization activity related to the Company;

         (n) any agreement or commitment by the Company to do any of the things described in this Section 2.21;or

         (o) receipt of notice that there has been a loss of, or material order cancellation by, any material customer of the Company or, to the knowledge of the Company, any threatened termination, cancellation or limitation of, or any adverse modifications or change in the business relationship of the Company, or the business of the Company, with any material customer or material supplier and, to the knowledge of the Company, there exists no present condition or state of fact or circumstances that would materially adversely affect the condition of the Company or prevent the Company from conducting such business relationships or such business with any such material customer or material supplier in the same manner as heretofore conducted by the Company.

         2.22 Employee Benefit Plans.

         (a) As used herein, the term "COMPANY EMPLOYEE PLAN" includes any domestic or foreign pension, retirement, savings, disability, medical, dental, health, life, death benefit, group insurance, profit sharing, deferred compensation, stock option, stock purchase, bonus, incentive, vacation pay, tuition reimbursement, severance pay, supplemental unemployment, or other employee benefit plan, trust, agreement, contract, policy or commitment (including, without limitation, any pension plan, as defined in Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended and the rules and regulations promulgated thereunder ("ERISA") ("PENSION PLAN"), any welfare plan as defined in Section 3(1) of ERISA ("WELFARE PLAN") and any cafeteria plan or flexible spending arrangement established pursuant to Section 125 of the Internal Revenue Code of 1986, as amended (the "CODE") whether any of the foregoing is funded, insured or self-funded, written or oral, (i) sponsored or maintained by the Company, or any of its affiliates, to the extent such affiliate is described in Section 414 (b), (c) or (m) of the Code and corresponding Treasury Regulations (each a "COMPANY CONTROLLED GROUP MEMBER") and covering any Company Controlled Group Member`s active or former employees (or their beneficiaries), (ii) to which any Company Controlled Group Member is a party or by which any Company Controlled Group Member (or any of the rights, properties or assets thereof) is bound, or (iii) with respect to which any Company Controlled Group Member has made any payments, contributions or commitments or may otherwise have any liability (whether or not such Company Controlled Group Member still maintains such Company Employee Plan). Each Company Employee Plan is listed on Schedule 2.22 to the Disclosure Schedule.

         (b) The Company has performed in all material respects all obligations required to be performed by it under each Company Employee Plan including without limitation the requirements of ERISA, the Code, COBRA, the FMLA, and the Health Insurance Portability and Accountability Act. Each Company Employee Plan has been established and maintained in all material respects in accordance with applicable law.

         (c) Each Company Employee Plan intended to qualify under Section 401(a) of the Code and each trust intended to qualify under Section 501(a) of the Code either (i) has received a favorable determination or opinion letter from the IRS or (ii) a request for favorable determination or opinion letter has been timely filed, and the Company will cause to be made any amendments to the plan that are necessary to cause such favorable determination or opinion letter to be issued.

         (d) No Company Controlled Group Member sponsors, maintains or otherwise contributes to or has any liability with respect to (i) any Company Employee Plan or (ii) any "employee pension benefit plan" (as defined in Section 3(2) of ERISA) which is or was subject to Title IV of ERISA, including any "multi-employer plan" (as defined in Section 4001(a)(3) of ERISA), or subject to
Section 412 of the Code.

         (e) No Company Controlled Group Member sponsors, maintains or has established any Welfare Plan which provides for continuing benefits or coverage for any participant or any beneficiary of a participant after such participant`s termination of employment, except as may be required by Section 4980B of the Code or Section 601 (et seq.) of ERISA, or under any applicable state law, and at the expense of the participant or the beneficiary of the participant.

         (f) No assets of, and no assets managed by, the Company constitute "plan assets" as defined in 29 C.F.R. Section 2510.3-101, and none of the transactions contemplated by this Agreement will constitute a "prohibited transaction" within the meaning of Section 4975(c) of the Code or Section 406 of ERISA, which transaction is not exempt under Section 4975(d) of the Code or
Section 408 of ERISA.

         (g) Neither the Company, any Company Controlled Group Member, any of the Employee Benefit Plans, any trust created thereunder nor any trustee or administrator thereof has engaged in a transaction or has taken or failed to take any action in connection with which the Company, any Company Controlled Group Member, any of the Employee Benefit

Plans, any such trust, any trustee or administrator thereof, or any party dealing with the Employee Benefit Plans or any such trust that could be subject to either a civil penalty assessed pursuant to Section 409 or 502(i) of ERISA or a tax imposed pursuant to Section 4975, 4976 or 4980B of the Code.

         (h) Neither the execution and delivery of this Agreement, nor the performance by the Company of its obligations hereunder, will constitute an event under any Company Employee Plan which will or may result in any payment (severance or otherwise), acceleration, forgiveness of debt, vesting, distribution, increase in benefits or obligation to fund benefits with respect to any employee of the Company Controlled Group Members.

         2.23 Tax Returns, Payments and Elections. The Company has either (i) filed its tax returns and reports as required by law as and when due or (ii) has timely filed for an extension to file its tax returns and reports as required by law and has subsequently filed such tax returns and reports that were the subject of any such extension. These returns and reports are true and correct in all material respects. The Company has paid all taxes and other assessments due, except for those contested in good faith. The provision for taxes of the Company as shown in the Financial Statements is adequate for taxes due or accrued as of the date thereof. The Company has not elected pursuant to the Code, to be treated as a Subchapter S corporation or a collapsible corporation pursuant to
Section 1362(a) or Section 341(f) of the Code, nor has it made any other elections pursuant to the Code (other than elections that relate solely to methods of accounting, depreciation or amortization) that would have a material adverse effect on the Company, its business, properties, material assets, financial condition or results of operations. No audit by the Internal Revenue Service is in progress with respect to any tax return of the Company. The Company has no knowledge of any tax to be imposed upon its properties or assets as of the date of this Agreement that is not adequately provided for.

         2.24 Minute Books. The copy of the minute book of the Company provided to the Investors contains a complete and accurate summary of all meetings of directors and all committees of the Board of Directors and of the stockholders since the time of its incorporation, as well as complete and accurate copies of all actions by written consent taken by the Board of Directors, all committees of the Board of Directors or by the stockholders.

         2.25 Real Property Holding Company. The Company is not a "real property holding company" within the meaning of Section 897 of the Code.

         2.26 Employees. To the Company`s knowledge, no employee of the Company, nor any consultant with whom the Company has contracted, is in violation of any term of any employment contract, proprietary information agreement or any other agreement relating to the right of any such individual to be employed by, or to contract with, the Company; and to the Company`s knowledge the continued employment by the Company of its present employees, and the performance of the Company`s contracts with its contractors, will not result in any such violation. The Company has received no notice that such a violation has occurred. The Company is not aware that any officer or key employee, or that any group of key employees, intends to terminate his, her or their employment with the Company. Each former employee of the Company whose employment terminated on or after January 1, 2002, has entered into an agreement with the Company that provides for the full release of claims against the Company or any related party arising out of such employment. There are no actions pending or threatened by any former or current employee concerning such person`s employment by the Company.

         2.27 Obligations of Management. To the Company`s knowledge, each officer of the Company is currently devoting substantially all of his or her business time to the conduct of the business of the Company. The Company is not aware that any officer or key employee of the Company is planning to work less than full time at the Company in the future. To the Company`s knowledge, no officer is currently working or plans to work for a competitive enterprise, whether or not such officer or key employee is or will be compensated by such enterprise.

         2.28 Executive Officers. To the Company`s knowledge, no executive officer or person nominated to become an executive officer of the Company (i) has been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding minor traffic violations) or (ii) is or has been subject to any judgment or order of, the subject of any pending civil or administrative action by the Securities and Exchange Commission (the "SEC") or any self-regulatory organization.

         2.29 Insurance. The Company is insured by insurers of recognized financial responsibility against such losses and risks and in such amounts as are prudent and customary in the businesses in which they are engaged; the Company has not been refused any insurance coverage sought or applied for and the Company has no reason to believe that it will not be able to renew its existing insurance coverage as and when such coverage expires or to obtain similar coverage from similar insurers as may be necessary to continue to conduct its business substantially as it is currently being conducted at a reasonable cost.

         2.30 Outstanding Borrowing. Schedule 2.30 of the Disclosure Schedule sets forth as of January 31, 2003, (a) the amount of all indebtedness (which shall be defined as any obligation, contingent or otherwise, including declared but unpaid dividends, that would, in accordance with generally accepted accounting principles consistently applied, be classified on the Company`s balance sheet as either short-term or long-term indebtedness, but, without limiting the generality of the foregoing, shall exclude accrued expenses, trade payables and other obligations incurred in the ordinary course of business in exchange for goods or services) with respect to the Company as of the date hereof, (b) the liens that relate to such indebtedness and that encumber the Company`s assets and (c) the name of each lender thereof.

         2.31 Small Business Concern. The Company together with its "affiliates" (as that term is defined in Section 121.103 of Title 13 of the Code of Federal Regulations (the "FEDERAL REGULATIONS")), is a "small business concern" or a "smaller business" within the meaning of the Small Business Investment Act of 1958, as amended (the "SMALL BUSINESS ACT"), and the regulations promulgated thereunder, including Section 121.301 of Title 13 of the Federal Regulations or including Section 107.710 of Title 13 of the Federal Regulations. The
information delivered to each Purchaser that is a licensed Small Business Investment Company (an "SBIC PURCHASER") on SBA Forms 480, 652 and 1031 delivered in connection herewith is true and correct. The Company is not ineligible for financing by any SBIC Purchaser pursuant to Section 107.720 of Title 13 of the Federal Regulations. The Company acknowledges that each SBIC Purchaser is a Federal licensee under the Small Business Act.

         2.32 Pacficorp Agreement. Conditioned on the Investors` execution and delivery to the Company, and the Company`s delivery to Pacificorp, of a letter regarding the consummation of the Initial Closing, the condition relating to the Company`s closing of its Series A Preferred financing in Section 4.1 of that certain Contract Between Pacificorp and the Company shall be satisfied.

         2.33 Disclosure. The Company has provided each Investor with all the information reasonably available to it without undue expense that such Investor has requested for deciding whether to purchase the Preferred Stock. To the best of the Company`s knowledge after reasonable investigation, neither this Agreement, the other Transaction Agreements nor any other agreements, schedules, written statements or certificates made or delivered by the Company, any of its employees or agents in connection herewith or therewith contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements herein or therein not misleading. Notwithstanding the foregoing, the Business Plan provided to each Investor was prepared in a good faith effort to describe the Company`s presently proposed business and products and the markets therefor. The assumptions applied to the Business Plan appeared reasonable as of the date thereof and as of the date hereof; however, there is no assurance that these assumptions will prove to be valid or that the objectives set forth in the Business Plan will be achieved.

         3. REPRESENTATIONS AND WARRANTIES OF THE INVESTORS.

         Each Investor severally represents and warrants to the Company that:

         3.1 Authorization. Such Investor has full power and authority to enter into this Agreement and the other Transaction Agreements, and each such agreement constitutes its valid and legally binding obligation, enforceable in accordance with its terms, except (a) as limited by applicable bankruptcy, insolvency, reorganization, moratorium and other laws of general application affecting enforcement of creditors` rights generally, (b) as limited by laws relating to the availability of specific performance, injunctive relief or other equitable remedies and (c) to the extent the indemnification provisions contained in the Investors` Rights Agreement may be limited by applicable federal or state securities laws.

         3.2 Purchase Entirely for Own Account. This Agreement is made with such Investor in reliance upon such Investor`s representation to the Company, which by such Investor`s execution of this Agreement such Investor hereby confirms, that the Securities will be acquired for investment for such Investor`s own account, not as a nominee or agent and not with a view to the resale or distribution of any part thereof, and that such Investor has no present intention of selling, granting any participation in or otherwise distributing the same. By executing this Agreement, such Investor further represents that such Investor does not have any contract, undertaking, agreement or arrangement with any person to sell, transfer or grant participation to such person or to any third person, with respect to any of the Securities.

         3.3 Disclosure of Information. Such Investor represents that it has had an opportunity to ask questions and receive answers from the Company regarding the terms and conditions of the offering of the Securities and the business, properties, prospects and financial condition of the Company. Such Investor further represents that it has received all the information it considers necessary or appropriate for deciding whether to purchase the Securities. The foregoing, however, does not limit or modify the representations and warranties of the Company in Section 2 of this Agreement or the right of the Investors to rely thereon.

         3.4 Investment Experience. Such Investor is an investor in securities of companies in the development stage and acknowledges that it is able to fend for itself, can bear the economic risk of its investment and has such knowledge and experience in financial or business matters that it is capable of evaluating the merits and risks of the investment in the Securities. If other than an individual, Investor also represents it has not been organized for the purpose of acquiring the Securities; provided that if such Investor has been organized for such purpose, each interest holder in such Investor is an Accredited Investor (as defined below).

         3.5 Accredited Investor. Such Investor is an "Accredited Investor" within the meaning of SEC Rule 501 of Regulation D promulgated under the Securities Act, as presently in effect.

         3.6 Foreign Purchasers. If an Investor is not a United States person, such Investor hereby represents that it has satisfied itself as to the full observance of the laws of its jurisdiction in connection with any invitation to subscribe for the Securities or any use of this Agreement, including (i) the legal requirements within its jurisdiction for the purchase of the Securities,
(ii) any foreign exchange restrictions applicable to such purchase, (iii) any governmental or other consents that may need to be obtained, and (iv) the income tax and other tax consequences, if any, that may be relevant to the purchase, holding, redemption, sale, or transfer of the Securities. Such Investor`s subscription and payment for, and continued beneficial ownership of, the Securities will not violate any applicable securities or other laws of its jurisdiction.

         3.7 English Construction. Each Investor whose native or primary language is not English hereby represents that it has sufficient command and fluency of the English language when used in the legal, commercial and financial context or, if not, has relied on its own advisors with respect to the interpretation and/or translation of this Agreement and any other documents or instruments delivered in connection herewith into such Investor`s native or primary language. Each such Investor acknowledges and agrees that the Company has no duty to translate these documents, and if there exists a discrepancy in the interpretation of any term of any of this Agreement or any other Transaction Agreements due to the translation of such agreement(s), or the explanation thereof provided by Investor`s advisors, then the English construction of such agreement(s) shall control.

         3.8 Restricted Securities. Such Investor understands that immediately following its purchase of the Securities hereunder, such Securities will be characterized as "restricted securities" under the federal securities laws inasmuch as they are being acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such Securities may be resold without registration under the Securities Act, only in certain limited circumstances. In this connection, such Investor represents that it is familiar with Rule 144 as promulgated by the SEC under the Securities Act, as presently in effect, and understands the resale limitations imposed thereby and by the Securities Act.

         3.9 Further Limitations on Disposition. Without in any way limiting the representations set forth above, such Investor further agrees not to make any disposition of all or any portion of the Securities unless and until the transferee has agreed in writing for the benefit of the Company to be bound by this Section 3 and the other Transaction Agreements provided and to the extent this Section and such agreement are then applicable, and:

         (a) There is then in effect a Registration Statement under the Securities Act covering such proposed disposition and such disposition is made in accordance with such Registration Statement; or

         (b) (i) Such Investor shall have notified the Company of the proposed disposition and shall have furnished the Company with a detailed statement of the circumstances surrounding the proposed disposition and (ii) if reasonably requested by the Company, such Investor shall have furnished the Company with an opinion of counsel, reasonably satisfactory to the Company that such disposition will not require registration of such shares under the Securities Act. It is agreed that the Company will not require opinions of counsel for transactions made pursuant to Rule 144 except in unusual circumstances.

         Notwithstanding the provisions of paragraphs (a) and (b) above, no such registration statement or opinion of counsel shall be necessary for a transfer either (a) by an Investor to an affiliate (as such term is defined under Rule 405 of the Securities Act, (an "AFFILIATE") of such Investor or (b) by an Investor that is a partnership or limited liability company to a partner or member of such partnership or limited liability company or a retired partner or member of such partnership or limited liability company who retires after the date hereof, or to the estate of any such partner or member or retired partner or member or the transfer by gift, will or intestate succession of any partner or member to his or her spouse or to the siblings, lineal descendants or ancestors of such partner or member or his or her spouse, if the transferee agrees in writing to be subject to the terms hereof to the same extent as if he or she were an original Investor hereunder.

         3.10 Legends. It is understood that the certificates evidencing the Securities may bear one or all of the following legends:

         (a) "The securities represented by this certificate have not been registered under the Securities Act of 1933, as amended, or any state securities laws (collectively, the "ACTS"). The securities have been acquired for investment and may not be sold, offered for sale, pledged or hypothecated in the absence of a registration statement in effect with respect to the securities under such Acts or an exemption therefrom."

         (b) Any legend required by state securities laws or any other applicable jurisdiction.

         (c) Any legend required by the Transaction Agreements.

         4. CONDITIONS TO OBLIGATIONS AT THE CLOSING

         4.1 Conditions to Investor`s Obligations. The obligations of each Investor under Section 1.1(c) of this Agreement are subject to the fulfillment on or before each Closing of each of the following conditions, the waiver of which shall not be effective against any Investor who does not consent in writing thereto:

         (a) Representations and Warranties. The representations and warranties of the Company contained in Section 2 shall be true in all material respects on and as of the Closing with the same effect as though such representations and warranties had been made on and as of the date of the Closing.

         (b) Performance. The Company shall have performed and complied in all material respects with all agreements, obligations and conditions contained in this Agreement that are required to be performed or complied with by it on or before the Closing. The Company shall have obtained all consents and waivers necessary to complete the transactions contemplated by this Agreement.

         (c) Certificate of Incorporation. The Company shall have filed the Restated Certificate with the Delaware Secretary of State, and such Restated Certificate shall be in full force and effect.

         (d) Reservation of Conversion Shares. The Conversion Shares issuable upon conversion of the Shares shall have been duly authorized and reserved for issuance upon such conversion.

         (e) Secretary`s Certificate. The Company shall have delivered to each Investor at the Closing a certificate executed by the Secretary of the Company certifying (i) the names and true signatures of the officer executing this Agreement, (ii) the resolutions of the Company`s Board of Directors and stockholders approving the transactions contemplated by this Agreement, (iii) the Company`s Bylaws and (iv) the Restated Certificate.

         (f) Compliance Certificate. The Chief Financial Officer of the Company shall deliver to each Investor at the Closing a certificate stating that the conditions specified in Sections 4.1(a) and (b) have been fulfilled.

         (g) Qualifications. All authorizations, approvals or permits, if any, of any governmental authority or regulatory body of the United States or of any state that are required in connection with the lawful issuance and sale of the Securities pursuant to this Agreement shall be duly obtained and effective as of the Closing.

         (h) Proceedings and Documents. All corporate and other proceedings in connection with the transactions contemplated at the Closing and all documents incident thereto shall be reasonably satisfactory in form and substance to Investors` special counsel, and they shall have received all such counterpart original and certified or other copies of such documents as they may reasonably request executed by the Company.

         (i) Investors` Rights Agreement. The Company and the Investors shall have entered into the Investors` Rights Agreement.

         (j) Co-Sale and First Refusal Agreement. The Company and the Investors shall have entered into the Co-Sale and First Refusal Agreement.

         (k) Voting Agreement. The Company and the Investors shall have entered into the Voting Agreement.

         (l) Opinion of Company Counsel. Each Investor shall have received from Andrews & Kurth L.L.P., counsel for the Company, an opinion addressed to them, dated as of the Closing, in the form attached hereto as Exhibit E. ---------

         (m) Board of Directors. The directors of the Company shall be (i) Robert M. Chiste, the Company`s Chief Executive Officer, (ii) George Morgenstern, (iii) effective as of, but in any event conditioned upon, the Initial Closing, Tim Woodward, (iv) effective as of, but in any event conditioned upon, the Initial Closing, Ramin Mokhtari, and (v) effective as of, but in any event conditioned upon, the Initial Closing, Richard Schneider.

         (n) Compensation Committee. The Board of Directors shall have formed a Compensation Committee of three members, which members shall be, upon the Initial Closing, Tim Woodward, Richard Schneider and George Morgenstern.

         (o) Sixth Dimension Asset Purchase. The Company, 6D Acquisition Sub, Inc., a wholly owned subsidiary of the Company, and Sixth Dimension, Inc. shall have entered into an Asset Purchase Agreement substantially in the form attached hereto as Exhibit F; provided; however, for purposes of Section 2 of this Agreement, the Asset Purchase Agreement shall be deemed to be effective after the Initial Closing.

         (p) Put-Call Agreement. The Company and Easton Hunt Capital Partners, L.P. ("EASTON HUNT") shall have entered into that certain Put-Call Agreement (the "PUT-CALL AGREEMENT") in substantially the form attached hereto as Exhibit G.

         (q) SBA Letter Agreement. The Company and Easton Hunt shall have entered into a letter agreement relating to Small Business Investment Company matters.

         4.2 Conditions to the Company`s Obligations. The obligations of the Company to each Investor under this Agreement are subject to the fulfillment or waiver in writing on or before the Initial Closing or each Subsequent Closing, as the case may be, of each of the following conditions by that Investor:

         (a) Representations and Warranties. The representations and warranties of the Investor contained in Section 3 shall be true in all material respects on and as of the Closing with the same effect as though such representations and warranties had been made on and as of the date of the Closing.

         (b) Payment of Purchase Price. The Investor shall have delivered the purchase price specified for such Investor on Schedule A.

         (c) Qualifications. All authorizations, approvals or permits, if any, of any governmental authority or regulatory body of the United States or of any state that are required in connection with the lawful issuance and sale of the Securities pursuant to this Agreement shall be duly obtained and effective as of the Closing.

         (d) Put-Call Agreement. The Company and Easton Hunt shall have entered into the Put-Call Agreement in substantially the form attached hereto as Exhibit G.

         (e) Pacificorp Letter. Each Investor shall have executed and delivered to the Company a letter regarding the consummation of the Initial Closing.

         5. COVENANTS OF THE COMPANY

         5.1 Release of Funds.

         (a) Promptly following the Initial Closing, the Company shall cause the release to DSSI from Bank Leumi USA of $1,000,000 of the funds securing the obligations of the Company under the Credit Agreement.

         (b) The Company shall cause the release to DSSI from Silicon Valley Bank of $1,500,000 (the "CASH Collateral") securing the obligations of the Company under the SVB Loan Agreement, in the following manner:

         (i) In the event (1) the Company receives gross cash proceeds of at least $2,000,000 in a sale of Series A Preferred Stock in the Subsequent Closing or (2) the put option held by Easton Hunt pursuant to the Put-Call Agreement (the "PUT OPTION") has not been exercised by April 18, 2004, then the Company shall cause the release of the Cash Collateral according to the following schedule: (A) $500,000 on or before December 31, 2003 (or, April 28, 2004, in the event payment is triggered pursuant to clause (2) of this subsection), (B) $500,000 on or before June 30, 2004 and (C) $500,000 on or before December 31, 2004.

         (ii) In the event (1) the Company receives gross cash proceeds of more than $5,000,000 in a sale of Series A Preferred Stock in the Subsequent Closing or (2) (x) the Put Option has not been exercised by April 18, 2004 and (y) the Company received gross cash proceeds of at least $3,000,000 in a sale of Series A Preferred Stock in the Subsequent Closing, then the Company shall cause the release of the Cash Collateral according to the following schedule: (A) $750,000 on or before December 31, 2003 (or, $250,000 on April 28, 2004 in addition to the $500,000 released on or before December 31, 2003, pursuant to subsection (i)(A) above) and (B) $750,000 on or before June 30, 2004.

         (iii) In the event the Company does not sell at least $2,000,000 in Series A Preferred Stock in the Subsequent Closing and the Put Option is exercised by Easton Hunt, the Company will not have an absolute obligation to cause the release of the Cash Collateral prior to April 1, 2006, although the Company will use commercially reasonable efforts to cause the release of the Cash Collateral prior to that date.

         5.2 Repayment and Termination of Credit Facility. Within 30 days after the Initial Closing, the Company shall (i) pay the principal amount, accrued and unpaid interest, any and all unpaid fees and penalties, and any early termination fee owed to Laurus Master Fund, Ltd. pursuant to that certain Purchase and Security Agreement (the "LAURUS AGREEMENT") dated as of December 4, 2002, by and between the Company and Laurus Master Fund, Ltd., (ii) terminate the Laurus Agreement and (iii) cause the termination of DSSI`s guaranty of the Company`s obligations under the Laurus Agreement or related thereto.

         6. MISCELLANEOUS

         6.1 Survival of Warranties. The warranties, representations and covenants of the Company and Investors contained in or made pursuant to this Agreement shall survive for one year following the Closing except for the covenant in Section 5.1, which shall survive until January 1, 2005, and shall in no way be affected by any investigation of the subject matter thereof made by or on behalf of the Investors or the Company.

         6.2 Successors and Assigns. Except as otherwise provided herein, the terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective successors and assigns of the parties (including transferees of any Securities). Nothing in this Agreement, express or implied, is intended to confer upon any party other than the parties hereto or their respective successors and assigns any rights, remedies, obligations or liabilities under or by reason of this Agreement, except as expressly provided in this Agreement.

         6.3 Governing Law. This Agreement shall be governed by and construed under the laws of the State of Delaware, without regard to conflicts of law principles.

         6.4 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         6.5 Titles and Subtitles. The titles and subtitles used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

         6.6 Notices. All notices and other communications hereunder shall be in writing and shall be deemed given (i) if delivered personally, (ii) one business day after deposit with a nationally recognized overnight commercial delivery service, (iii) five business days after having been mailed by registered or certified mail (return receipt requested) to U.S addressees; (iv) seven business days after having been mailed by registered or certified mail (return receipt requested) to non-U.S. addressees; or (v) one day after having been sent via facsimile (with confirmation of receipt) to the parties at the address for such party set forth beneath such party`s name on Schedule A hereto (or at such other address for a party as shall be specified by like notice) and, in the case of the Company:

                           Comverge, Inc.
                           23 Vreeland Road, Suite 160
                           Florham Park, NJ 07932
                           Fax:  (973) 360-2220
                           Attn: Chief Executive Officer

                           with a copy to

                           Andrews & Kurth L.L.P.
                           111 Congress Avenue, Suite 1700
                           Austin, Texas 78701
                           Fax:  (512) 320-9292
                           Attn: Carmelo M. Gordian

         Notice given by facsimile shall be confirmed by appropriate answer back and shall be effective upon actual receipt if received during the recipient`s normal business hours, or at the beginning of the recipient`s next business day after receipt if not received during the recipient`s normal business hours. All notices by facsimile shall be confirmed promptly after transmission in writing by certified mail or personal delivery. Any party may change any address to which notice is to be given to it by giving notice as provided above of such change of address.

         6.7 Finder`s Fee. Other than as set forth on Schedule 6.7 of the Disclosure Schedule, each party represents that it neither is nor will be obligated for any finders` fee or commission in connection with this transaction. Each Investor agrees to indemnify and to hold harmless the Company from any liability for any commission or compensation in the nature of a finders` fee (and the costs and expenses of defending against such liability or asserted liability) for which such Investor or any of its officers, partners, employees or representatives is responsible. The Company agrees to indemnify and hold harmless each Investor from any liability for any commission or compensation in the nature of a finders` fee (and the costs and expenses of defending against such liability or asserted liability) for which the Company or any of its officers, employees or representatives is responsible.

         6.8 Expenses. Irrespective of whether the Closing is effected, the Company and the Investors will each bear their own respective legal and other expenses with respect to the negotiation, execution, delivery and performance of this Agreement and the other Transaction Agreements. If the Closing is effected, the Company shall reimburse: (i) the reasonable fees and expenses of Cooley Godward, LLP, special counsel to the Investors (not to exceed $45,000), (ii) the reasonable expenses incurred by the Investors to a single independent accounting firm in connection with the Investors` financial due diligence of the Company, and (iii) up to $7,000 in legal expenses incurred by each Investor that purchases at least $2,000,000 of Series A Preferred Stock and/or Series A-1 Preferred Stock, excluding Nth Power.

         6.9 Attorneys` Fees. In the event that any suit or action is instituted under or in relation to this Agreement, including without limitation to enforce any provision in this Agreement, the prevailing party in such dispute shall be entitled to recover from the losing party all fees, costs and expenses of enforcing any right of such prevailing party under or with respect to this Agreement, including without limitation, such reasonable fees and expenses of attorneys and accountants, which shall include, without limitation, all fees, costs and expenses of appeals.

         6.10 Amendments and Waivers. Any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively), only with the written consent of the Company and the holders of at least a majority of the Common Stock that is issued or issuable upon conversion of the Preferred Stock purchased hereunder, voting or acting, as the case may be, as a single class. Any amendment or waiver effected in accordance with this paragraph shall be binding upon each holder of any securities purchased under this Agreement at the time outstanding (including securities into which such securities are convertible), each future holder of all such securities, and the Company.

         6.11 Severability. If one or more provisions of this Agreement are held to be unenforceable under applicable law, such provision shall be excluded from this Agreement and the balance of the Agreement shall be interpreted as if such provision were so excluded and shall be enforceable in accordance with its terms.

         6.12 Aggregation of Stock. All shares of the Preferred Stock held or acquired by Affiliate entities or persons shall be aggregated together for the purpose of determining the availability of any rights under this Agreement.

         6.13 Exculpation Among Investors. Each Investor acknowledges that it is not relying upon any person, firm or corporation (including without limitation any other Investor), other than the Company and its officers and directors (acting in their capacity as representatives of the Company), in deciding to invest and in making its investment in the Company. Each Investor agrees that no other Investor nor the respective controlling persons, officers, directors, partners, agents or employees of any other Investor shall be liable to such Investor for any losses incurred by such Investor in connection with its investment in the Company.

         6.14 Like Treatment of Holders. Neither the Company nor any of its affiliates shall, directly or indirectly, pay or cause to be paid any consideration, whether by way of interest, fee, payment for the redemptions or exchange of Preferred Stock, or otherwise, to any holder of Preferred Stock for or as an inducement to, or in connection with solicitation of, any consent, waiver or amendment of any terms or provisions of the Preferred Stock or this Agreement, the Investors` Rights Agreement or the Co-Sale and First Refusal Agreement, unless such consideration is paid to all holders of Preferred Stock bound by such consent, waiver or amendment.

         6.15 Entire Agreement. This Agreement and the other Transaction Agreements referred to herein, and the exhibits and schedules attached hereto and thereto and the other documents delivered pursuant to the Transaction Agreements, constitute the entire agreement among the parties with respect to the subject matter hereof or thereof and no party shall be liable or bound to any other party in any manner with respect thereto by any warranties, representations or covenants except as specifically set forth herein or therein.

         6.16 California Corporate Securities Law. THE SALE OF THE SECURITIES THAT ARE THE SUBJECT OF THIS AGREEMENT HAS NOT BEEN QUALIFIED WITH THE COMMISSIONER OF CORPORATIONS OF THE STATE OF CALIFORNIA AND THE ISSUANCE OF SUCH SECURITIES OR THE PAYMENT OR RECEIPT OF ANY PART OF THE CONSIDERATION THEREFOR PRIOR TO SUCH QUALIFICATION OR IN THE ABSENCE OF AN EXEMPTION FROM SUCH QUALIFICATION IS UNLAWFUL. PRIOR TO ACCEPTANCE OF SUCH CONSIDERATION BY THE COMPANY, THE RIGHTS OF ALL PARTIES TO THIS AGREEMENT ARE EXPRESSLY CONDITIONED UPON SUCH QUALIFICATION BEING OBTAINED OR AN EXEMPTION FROM SUCH QUALIFICATION BEING AVAILABLE.

                            [Signature Pages Follow]

         IN WITNESS WHEREOF, the parties have executed this Preferred Stock Purchase Agreement as of the date first above written.

                                    COMPANY:

                                    COMVERGE, INC.

                                    By:
                                        ---------------------------------------
                                        Robert M. Chiste
                                        Chief Executive Officer



      [Signature Page to Comverge, Inc. Preferred Stock Purchase Agreement]

                                    INVESTORS:

                                    DATA SYSTEMS & SOFTWARE INC.

                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------

                                    EASTON HUNT CAPITAL PARTNERS, L.P.

                                    By:  EHC GP, L.P.
                                    Its:  General Partner
                                    By:  EHC, Inc.
                                    Its:  General Partner

                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------

                                    ENERTECH CAPITAL PARTNERS II L.P.

                                    By:  ECP II Management L.P.,
                                         Its General Partner

                                    By:  ECP II Management L.L.C.,
                                         Its General Partner

                                    By:
                                        ---------------------------------------
                                        David F. Lincoln
                                        Managing Director


                                    ECP II INTERFUND L.P.

                                    By:  ECP II Management L.L.C.,
                                         Its General Partner

                                    By:
                                        ---------------------------------------
                                        David F. Lincoln
                                        Managing Director


      [Signature Page to Comverge, Inc. Preferred Stock Purchase Agreement]

                                    E.ON VENTURE PARTNERS

                                    By:
                                        ---------------------------------------
                                         Peter Bachsleitner
                                         Managing Director

                                    By:
                                        ---------------------------------------
                                        Steffen Hasselwander
                                        Managing Director


                                    NTH POWER TECHNOLOGIES FUND II, L.P.,
                                    NTH POWER TECHNOLOGIES FUND II-A, L.P.

                                    BY: NTH POWER MANAGEMENT II, L.P.
                                        AND
                                        NTH POWER MANAGEMENT II-A, L.L.C.

                                    BY: NTH POWER L.L.C.
                                        THEIR MANAGEMENT AGENT

                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------

                                    SHELL INTERNET VENTURES B.V.

                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------


      [Signature Page to Comverge, Inc. Preferred Stock Purchase Agreement]

                                     ANNEX A

                             OMNIBUS SIGNATURE PAGE
                                       TO

                                 COMVERGE, INC.

                       PREFERRED STOCK PURCHASE AGREEMENT
                           INVESTORS` RIGHTS AGREEMENT
                       CO-SALE AND FIRST REFUSAL AGREEMENT
                                VOTING AGREEMENT


         In connection with the sale by Comverge, Inc., a Delaware corporation (the "COMPANY"), of the number of shares of its Series A Preferred Stock, par value $0.001 per share (the "SERIES A PREFERRED STOCK"), set forth beneath the undersigned`s signature below pursuant to Section 1.3 of the Purchase Agreement (as defined below), the undersigned hereby executes and delivers, and agrees to become a party in the following capacities, with all of the attendant rights and obligations and making all applicable representations, warranties and agreements in such capacities: (i) as an "Investor" under the Preferred Stock Purchase Agreement dated April 7, 2003 (the "PURCHASE AGREEMENT") by and among the Company and the Investors named on Schedule A thereto as of the Initial Closing;
(ii) as an "Investor" under the Investors` Rights Agreement dated April 7, 2003, by and among the Company and certain of the its stockholders; (iii) as an "Investor" under the Co-Sale and First Refusal Agreement dated April 7, 2003, by and among the Company and certain of its stockholders; and (iv) as a "Series A Preferred Stockholder" under the Voting Agreement dated April 7, 2003, by and among the Company and certain of its stockholders. Schedule A to the Purchase Agreement is hereby amended to read as Schedule A attached hereto in order to reflect the sale made hereby.


                                        ---------------------------------------
                                        [Name]

                                    By:
                                       -----------------------------------------
                                    Name:
                                    Title:

                                    Dated: ________________, 2003


                                    Number of shares of Series A Preferred
                                    Stock being purchased: _____________________

Acknowledged and accepted:
COMVERGE, INC.

By:_____________________________________
Name:___________________________________
Title:__________________________________

Dated: ________________, 2003

EXHIBIT 10.30


                                                                  EXECUTION COPY


                                 COMVERGE, INC.

                           INVESTORS` RIGHTS AGREEMENT

                                  APRIL 7, 2003

                                TABLE OF CONTENTS


                                                                                                                 Page
ARTICLE I Definitions.............................................................................................1

ARTICLE II Transfers..............................................................................................2

         Section 2.1     Restrictive Legend.......................................................................2

         Section 2.2     Notice of Proposed Transfer..............................................................3

ARTICLE III Registration..........................................................................................3

         Section 3.1     Required Registration....................................................................3

         Section 3.2     Company Registration.....................................................................5

         Section 3.3     Registration on Form S-3.................................................................5

         Section 3.4     Registration Procedures..................................................................6

         Section 3.5     Expenses.................................................................................7

         Section 3.6     Indemnification and Contribution.........................................................8

         Section 3.7     Changes in Common Stock or Preferred Stock..............................................11

         Section 3.8     Rule 144 Reporting......................................................................11

         Section 3.9     Future Registration Rights..............................................................11

         Section 3.10      Market Stand-Off......................................................................11

         Section 3.11      Termination of Registration Rights....................................................12

ARTICLE IV Additional Covenants..................................................................................12

         Section 4.1     Financial Statements, Reports, Etc......................................................12

         Section 4.2     Reservation of Conversion Shares........................................................13

         Section 4.3     Inspection, Consultation and Advice.....................................................13

         Section 4.4     Director and Officer Insurance..........................................................13

         Section 4.5     Proprietary Information Agreement.......................................................14

         Section 4.6     Bank Leumi Payment......................................................................14

         Section 4.7     First Refusal Right.....................................................................14

         Section 4.8     Expenses of Directors...................................................................14

         Section 4.9     Indemnification and Advancement.........................................................14

         Section 4.10      DSSI Option...........................................................................15

         Section 4.11      Termination or Waiver of Covenants....................................................15

ARTICLE V Right of First Offer...................................................................................15

         Section 5.1     Right of First Offer....................................................................15

         Section 5.2     Procedure for Exercise..................................................................16

         Section 5.3     Excluded Issuances......................................................................16

         Section 5.4     Sales to Third Parties..................................................................16

         Section 5.5     Assignment of Rights of First Offer.....................................................16

         Section 5.6     Termination of Rights of First Offer....................................................17

ARTICLE VI Miscellaneous.........................................................................................17

         Section 6.1     Assigns.................................................................................17

         Section 6.2     Notices.................................................................................17

         Section 6.3     Governing Law...........................................................................17

         Section 6.4     Amendments..............................................................................17

         Section 6.5     Counterparts; Facsimile Signatures......................................................18

         Section 6.6     Severability............................................................................18

         Section 6.7     Aggregation.............................................................................18


Schedule A        Investors
Schedule B        Principal Stockholders
Schedule C        Key Management

                           INVESTORS` RIGHTS AGREEMENT

         THIS INVESTORS` RIGHTS AGREEMENT (the "AGREEMENT") is made as of the 7th day of April, 2003, by and among Comverge, Inc., a Delaware corporation (the "COMPANY") and the holders of shares of the Company`s Preferred Stock (the "PREFERRED STOCK") listed on Schedule A (the "INVESTORS"), the stockholders of the Company listed on Schedule B (the "PRINCIPAL STOCKHOLDERS"), and certain members of the Company`s management listed on Schedule C, as the same may be amended from time to time (the "KEY MANAGEMENT").

                                    RECITALS

         WHEREAS, the Company and the Investors are parties to a Preferred Stock Purchase Agreement (the "PURCHASE AGREEMENT") pursuant to which the Company has agreed to sell, and the Investors have agreed to purchase, shares of the Company`s Preferred Stock (the "SHARES");

         WHEREAS, the parties hereto desire to enter into this Agreement in order to induce the Investors to invest in the Company pursuant to the Purchase Agreement.

                                    AGREEMENT

         NOW, THEREFORE, in consideration of the foregoing premises, the mutual promises and covenants set forth herein and certain other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                                   ARTICLE I

                                   DEFINITIONS

         As used in this Agreement, the following terms shall have the following respective meanings:

                  "AFFILIATE", as applied to any person or entity, shall mean a person or entity directly or indirectly (through one or more intermediaries) controlling, controlled by or under common control with the first person or entity, including affiliated venture capital funds.

                  "COMMISSION" shall mean the Securities and Exchange Commission, or any other federal agency at the time charged with primary responsibility for administering the Securities Act (or any successor legislation).

                  "COMMON STOCK" shall mean the Common Stock, $0.001 par value, of the Company, as constituted as of the date of this Agreement.

                  "CONVERSION SHARES" shall mean shares of Common Stock issued or issuable upon conversion of the Preferred Stock.

                  "EXCHANGE ACT" shall mean the Securities Exchange Act of 1934, as amended, or any similar federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

                  "REGISTRATION EXPENSES" shall mean the expenses so described in Section 3.5.

                  "REGISTRABLE SECURITIES" shall mean (i) shares of the Common Stock issued or issuable upon conversion of the Shares; (ii) shares of Common Stock now held or hereafter acquired by the Principal Stockholders; provided, however, that such shares of Common Stock held by the Principal Stockholders shall not be deemed Registrable Securities for the purposes of Sections 3.1, 3.3 and 3.9 and Section
         5.4 (subject to the first proviso of the first sentence thereof); (iii) shares of Common Stock now held or hereafter acquired by Key Management; provided, however, that such shares of Common Stock held by Key Management shall not be deemed Registrable Securities for the purposes of Sections 3.1, 3.3 and 3.9 and Section 5.4 (subject to the first proviso of the first sentence thereof); and (iv) any Common Stock issued as a dividend or other distribution with respect to or in exchange for or in replacement of the shares referenced in (i), (ii) and (iii) above, in each case with the same limitation thereon; provided further that Registrable Securities shall not include any shares of Common Stock (a) that have been registered under the Securities Act pursuant to an effective registration statement filed thereunder and disposed of in accordance with the registration statement covering them or (b) that have otherwise been sold to the public.

                  "SECURITIES" shall mean the Preferred Stock and the Conversion Shares.

                  "SECURITIES ACT" shall mean the Securities Act of 1933, as amended, or any similar federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

                  "SELLING EXPENSES" shall mean the expenses so described in
         Section 3.5.

                                   ARTICLE II

                                    TRANSFERS

         SECTION 2.1 RESTRICTIVE LEGEND. Each certificate representing Securities shall, except as otherwise provided in this Section 2.1 or in Section 2.2, be stamped or otherwise imprinted with a legend substantially in the following form:

                  "THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY STATE SECURITIES LAWS AND MAY NOT BE TRANSFERRED OR OTHERWISE DISPOSED OF UNLESS IT HAS BEEN REGISTERED UNDER SUCH ACT AND ALL SUCH APPLICABLE LAWS OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE."

                  "THE SECURITIES REPRESENTED HEREBY ARE SUBJECT TO THE PROVISIONS OF AN INVESTORS` RIGHTS AGREEMENT DATED AS OF APRIL 7, 2003, WHICH INCLUDES CERTAIN RESTRICTIONS ON TRANSFER. COMPLETE AND CORRECT COPIES OF THE AGREEMENT ARE AVAILABLE FOR INSPECTION AT THE PRINCIPAL OFFICES OF THE COMPANY AND WILL BE FURNISHED UPON WRITTEN REQUEST AND WITHOUT CHARGE."

A certificate shall not bear such legend if in the opinion of counsel satisfactory to the Company the securities represented thereby may be publicly sold without registration under the Securities Act and any applicable state securities laws.

         SECTION 2.2 NOTICE OF PROPOSED TRANSFER. Prior to any proposed transfer of any Registrable Securities (other than under the circumstances described in Sections 3.1, 3.2 or 3.3), (a) the holder thereof must give written notice to the Company of its intention to effect such transfer and (b) the transferee must agree in writing to be bound by the terms of this Agreement. Each such notice shall describe the manner of the proposed transfer and, if requested by the Company, shall be accompanied by an opinion of counsel satisfactory to the Company to the effect that the proposed transfer may be effected without registration under the Securities Act and any applicable state securities laws pursuant to an exemption from the registration requirements thereof, whereupon the holder of such stock shall be entitled to transfer such Securities in accordance with the terms of its notice; provided, however, that no such opinion of counsel shall be required for a transfer to one or more partners, members or shareholders of the transferor (in the case of a transferor that is a partnership, limited liability company or a corporation, respectively) or to an Affiliate of the transferor or for routine sales pursuant to Rule 144. Each certificate for Securities transferred as above provided shall bear the legends set forth in Section 2.1, except that such certificate shall not bear such legends if (i) such transfer is in accordance with the provisions of Rule 144 (or any other rule permitting public sale without registration under the Securities Act) or (ii) the opinion of counsel referred to above is to the further effect that the transferee and any subsequent transferee (other than an Affiliate of the Company) would be entitled to transfer such securities in a public sale without registration under the Securities Act pursuant to an exemption from the registration requirements thereof. The restrictions provided for in this Section 2.2 shall not apply to securities which are not required to bear the legends prescribed by Section 2.1 in accordance with the provisions of that Section.

                                  ARTICLE III

                                  REGISTRATION

         SECTION 3.1 REQUIRED REGISTRATION

         (a) At any time after April 7, 2006, the holders of a majority of the Shares, including the Common Stock issued on conversion of the Shares (the "PREFERRED REGISTRABLE SECURITIES"), calculated on an as-converted basis, may request the Company to register some or all of their Preferred Registrable Securities under the Securities Act if the anticipated aggregate price to the public is not less than $8,000,000. Any request for registration ("REGISTRATION

REQUEST") shall specify (A) the approximate number of shares of Preferred Registrable Securities requested to be registered and (B) the intended method of distribution of such shares.

         (b) Within 10 days after the receipt of a Registration Request, the Company shall immediately notify all holders of Registrable Securities from whom notice has not been received and shall, subject to the limitations of this
Section 3.1, effect, as expeditiously as is reasonably possible the registration under the Securities Act, for public sale in accordance with the method of disposition specified in such notice from requesting holders, the number of shares of Preferred Registrable Securities specified in such notice (and in all notices received by the Company from other holders within fifteen days after the giving of such notice by the Company); provided, that in the case of an underwritten public offering, if the managing underwriter determines that, because of marketing factors all of the Registrable Securities requested to be registered may not be included in the offering, the Company shall include in such registration (i) first, the Preferred Registrable Securities requested to included in such registration by the Investors, pro rata among the holders thereof on the basis of the number of shares of Preferred Registrable Securities such Investors requested to be included in such registration, and (ii) second, the Registrable Securities requested to be included in such registration by the Principal Stockholders and Key Management pursuant to the incidental registration  provisions  of Section  3.2 hereof,  pro rata among the  Principal
Stockholders and such members of Key Management on the basis of the number of shares of Registrable Securities the Principal Stockholders and such members of Key Management requested to be included in such registration.

         (c) The Company will have the right to select one or more underwriters to manage the offering, subject to the reasonable satisfaction of a majority in interest of the Investors initially requesting registration, which approval, if any be required, shall not be unreasonably withheld or delayed; provided, that if the managing underwriter or underwriters shall be the firm or firms that managed the Company`s most recently completed underwritten public offering of Common Stock, such firms shall be deemed acceptable unless a majority in interest of the Investors initially requesting such registration shall object to such firm or firms for reasons related to the ability of such firm or firms to effectively manage the offering.

         (d) The Company shall be obligated to effect a registration pursuant to this Section 3.1 on two occasions only, and shall not be required to effect a registration (i) during the 180-day period following the effective date of the registration statement pertaining to the Company`s initial public offering or
(ii) if the Company delivers notice in writing to the holders of Registrable Securities within 30 days of any Registration Request of the Company`s intent to file a registration statement within 90 days.

         (e) The Company shall be entitled to include in any registration statement referred to in this Section 3.1, for sale in accordance with the method of disposition specified by requesting holders, shares of Common Stock to be sold by the Company for its own account but only to the extent that such inclusion will not adversely affect the offering for the account of the holders of Registrable Securities. Except for registration statements on Form S-4, S-8 or any successors thereto, the Company will not file with the Commission any other registration statement with respect to its Common Stock, whether for its own account or that of other stockholders, from the date of receipt of a notice from requesting holders pursuant to this Section 3.1 until the completion of the period of distribution of the registration contemplated thereby.

         SECTION 3.2 COMPANY REGISTRATION. If the Company at any time (other than pursuant to the Company`s initial public offering) proposes to register any of its securities under the Securities Act for sale to the public, whether for its own account or for the account of other security holders or both (except with respect to registration statements on Forms S-4, S-8 or another form not available for registering the Registrable Securities for sale to the public), each such time it will give written notice to all holders of outstanding Registrable Securities of its intention so to do. Upon the written request of any such holder, received by the Company within 15 days after the giving of any such notice by the Company, to register any of its Registrable Securities, the Company will use reasonable best efforts to cause such Registrable Securities to be included in the registration statement proposed to be filed by the Company. In the event that any registration pursuant to this Section 3.2 shall be, in whole or in part, an underwritten public offering of Common Stock, and the managing underwriters advise the Company in their opinion that the number of securities to be included in such registration exceeds the number that can be sold in an orderly manner in such offering within the price range acceptable to the parties initially requesting such registration, the Company will include in such registration (i) first, the securities proposed to be included therein by the Company if the Company has initiated the registration, (ii) second, the Registrable Securities requested to included in such registration by the Investors, pro rata among the holders thereof on the basis of the number of shares of Registrable Securities requested to be included in such registration, and (iii) third, the Registrable Securities requested to be included in such registration by the Principal Stockholders and Key Management, pro rata among the Principal Stockholders and such members of Key Management on the basis of the number of shares of Registrable Securities the Principal Stockholders and such members of Key Management requested to be included in such registration; provided, however, that in the case of any underwritten public offering, the number of shares of Preferred Registrable Securities included in such offering shall not be reduced below an amount equal to 25% of the total number of shares to be included unless such offering is the initial public offering and such registration does not include shares of any other selling stockholders, in which event any or all of the Preferred Registrable Securities may be excluded in accordance with the immediately preceding clause. Notwithstanding the foregoing provisions, the Company may withdraw any registration statement referred to in this Section 3.2 without thereby incurring any liability to the holders of Registrable Securities.

         SECTION 3.3 REGISTRATION ON FORM S-3. If at any time (i) a holder or holders of Preferred Registrable Securities request that the Company file a registration statement on Form S-3 or any successor thereto for a public offering of all or any portion of their Preferred Registrable Securities, the reasonably anticipated aggregate price to the public of which would exceed $2,000,000, and (ii) the Company is a registrant entitled to use Form S-3 or any successor thereto to register such shares, then the Company shall, as soon as practicable, use reasonable best efforts to effect such registration under the Securities Act on Form S-3 or any successor thereto, for public sale in accordance with the method of disposition specified in such notice, the Preferred Registrable Securities specified in such notice. Whenever the Company is required by this Section 3.3 to use reasonable best efforts to effect the registration on behalf of a holder or holders of Preferred Registrable Securities, the Company shall notify all other holders of Registrable Securities and provide them with the opportunity to participate in the offering in accordance with Section 3.2 hereof (with any exclusion by underwriters to be pro rata on the basis of the number of shares of Registrable Securities requested to be included), and the provisions of paragraphs (c) and (e) of Section 3.1 shall apply to such registration. The

Company shall not be required to effect more than two such registration pursuant to this Section 3.3 in any 12-month period. Registrations effected pursuant to this Section 3.3 shall not be counted as demand registrations effected pursuant to Section 3.1.

         SECTION 3.4 REGISTRATION PROCEDURES If and whenever the Company is required by the provisions of Section 3.1, 3.2 or 3.3 to use reasonable best efforts to effect the registration of any Registrable Securities under the Securities Act, the Company will, as expeditiously as possible:

         (a) prepare and file with the Commission a registration statement (which, in the case of an underwritten public offering pursuant to Section 3.1, shall be on Form S-1 or other form of general applicability satisfactory to the managing underwriter selected as therein provided) with respect to such securities and use reasonable best efforts to cause such registration statement to become and remain effective for the period of the distribution contemplated thereby (determined as hereinafter provided); provided, however, that that Company`s obligation to file a registration statement, or cause such registration statement to become and remain effective, shall be suspended for a period not to exceed ninety (90) days in any 12-month period if in the reasonable good faith judgment of the Company`s Board of Directors it would be seriously detrimental to the Company to effect a registration at such time;

         (b) prepare and file with the Commission such amendments and supplements to such registration statement and the related prospectus as may be necessary to keep such registration statement effective for the period specified in paragraph (a) above and comply with the provisions of the Securities Act with respect to the disposition of all Registrable Securities covered by such registration statement in accordance with the sellers` intended method of disposition set forth in such registration statement for such period;

         (c) furnish to each seller of Registrable Securities and to each underwriter such number of copies of the registration statement and the prospectus included therein (including each preliminary prospectus) as such persons reasonably may request in order to facilitate the public sale or other disposition of the Registrable Securities covered by such registration statement;

         (d) use reasonable best efforts to register or qualify the Registrable Securities covered by such registration statement under the securities or "blue sky" laws of such jurisdictions as the sellers of Registrable Securities or, in the case of an underwritten public offering, the managing underwriter reasonably shall request; provided, however, that the Company shall not for any such purpose be required to qualify generally to transact business as a foreign corporation in any jurisdiction where it is not so qualified or to consent to general service of process in any such jurisdiction;

         (e) list the Registrable Securities covered by such registration statement with any securities exchange (or quotation system) on which the Common Stock of the Company is then listed (or qualified for inclusion);

         (f) immediately (i) notify each seller of Registrable Securities and each underwriter under such registration statement, at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event of which the Company has knowledge as a result of which the prospectus contained in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing and (ii) use commercially reasonable efforts to amend or supplement such prospectus in order to cause such prospectus not to include any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing;

         (g) if the offering is underwritten and at the request of any seller of Registrable Securities, use reasonable best efforts to furnish on the date that Registrable Securities is delivered to the underwriters for sale pursuant to such registration: (i) an opinion dated such date of counsel representing the Company for the purposes of such registration, addressed to the underwriters and to such seller, in form and substance as is customarily given in an underwritten public offering; and (ii) a letter dated such date from the independent public accountants retained by the Company, addressed to the underwriters and to such seller, in form and substance as is customarily given in an underwritten public offering; and

         (h) make available for inspection by each seller of Registrable Securities, any underwriter participating in any distribution pursuant to such registration statement, and any attorney or accountant retained by such seller or underwriter, all financial and other records, pertinent corporate documents and properties of the Company, and cause the Company`s officers, directors and employees to supply all information reasonably requested by any such seller, underwriter, attorney or accountant in connection with such registration statement.

         (i) For purposes of Section 3.4(a) and 3.4(b), the period of distribution of Registrable Securities in a firm commitment underwritten public offering shall be deemed to extend until each underwriter has completed the distribution of all securities purchased by it, and the period of distribution of Registrable Securities in any other registration shall be deemed to extend until the earlier of the sale of all Registrable Securities covered thereby and one hundred twenty (120) days after the effective date thereof.

         (j) It shall be a condition precedent to the obligations of the Company to take any action in connection with each registration pursuant to Sections 3.1, 3.2 or 3.3 hereof, that the sellers of Registrable Securities furnish to the Company in writing such information with respect to themselves and the proposed distribution by them as reasonably shall be necessary in order to assure compliance with federal and applicable state securities laws.

         (k) In connection with each registration pursuant to Sections 3.1, 3.2 or 3.3 covering an underwritten public offering, the Company shall not be required to include any Registrable Securities in such underwriting unless the holders of such Registrable Securities accept the terms of the underwriting as agreed upon between the Company and the underwriters selected by it (or by other persons entitled to select the underwriters).

         SECTION 3.5 EXPENSES. All expenses incurred by the Company in complying with Sections 3.1, 3.2 and 3.3, including, without limitation, all registration and filing fees, printing expenses, fees and disbursements of counsel and independent public accountants for the Company, fees and expenses (including counsel fees) incurred in connection with complying with state securities or "blue sky" laws, fees of the National Association of Securities Dealers, Inc., transfer taxes, fees of transfer agents and registrars and the reasonable fees and disbursements of one counsel for the sellers of Registrable Securities not to exceed $25,000, but excluding any Selling Expenses, are called "REGISTRATION EXPENSES". All underwriting discounts and selling commissions applicable to the sale of Registrable Securities are called "SELLING EXPENSES."

                  The Company will pay all Registration Expenses in connection with each registration statement under Section 3.1, 3.2 or 3.3; provided, however, that the Company shall not be required to pay for any Registration Expenses of any registration proceeding begun pursuant to Section 3.1 if the registration request is subsequently withdrawn on the written request of the holders of a majority of the Preferred Registrable Securities to be registered (in which case all participating holders of Preferred Registrable Securities shall bear such expenses pro rata), unless the holders of a majority of the Preferred Registrable Securities agree to forfeit their right to one (1) demand registration pursuant to Section 3.1; provided, further that if at the time of such withdrawal, such holders of Preferred Registrable Securities have learned of a material adverse change in the Company from that known to such holders at the time of the request and have withdrawn the request with reasonable promptness following disclosure by the Company of or such holders` otherwise having learned of such material adverse change, then the Company shall pay the Registration Expenses of such holders, and such holders shall not be required to pay any of such expenses and shall not forfeit their right to a demand registration pursuant to Section 3.1. All Selling Expenses in connection with each such registration statement shall be borne by the participating sellers.

         SECTION 3.6 INDEMNIFICATION AND CONTRIBUTION

         (a) In the event of a registration of any of the Registrable Securities under the Securities Act pursuant to Section 3.1, 3.2 or 3.3, the Company will indemnify and hold harmless each seller of such Registrable Securities thereunder, each underwriter of such Registrable Securities thereunder and each other person, if any, who controls such seller or underwriter within the meaning of the Securities Act, against any losses, claims, damages or liabilities, joint or several, to which such seller, underwriter or controlling person may become subject under the Securities Act, the Exchange Act, any state securities laws or any rule or regulation promulgated under the Securities Act, Exchange Act or any state securities laws or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) (i) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement under which such Registrable Securities was registered under the Securities Act, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereof, (ii) arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading or (iii) arise out of or are based on any violation or alleged violation by the Company of the Securities Act, the Exchange Act, any state securities laws or any rule or regulation promulgated under the Securities Act, the Exchange Act or any state securities laws, and will reimburse each such seller, each such underwriter and each such controlling person for any legal or other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the Company will not be liable to any such indemnitee (i) for any amounts paid in settlement of any such loss, claim, damage, liability, or action if such settlement is effected without the consent of the Company (which consent shall not be unreasonably withheld, conditioned or delayed), (ii) if and to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission so made in conformity with information furnished by such indemnitee in writing specifically for use in such registration statement or prospectus, or (iii) if and to the extent that, in the case of a sale directly by such holder of Registrable Securities (including a sale of such Registrable Securities through any underwriter retained by such holder of Registrable Securities to engage in a distribution solely on behalf of such holder of Registrable Securities), such untrue statement or alleged untrue statement or omission or alleged omission was contained in a preliminary prospectus and corrected in a final or amended prospectus, and such holder of Registrable Securities failed to deliver a copy of the final or amended prospectus at or prior to the confirmation of the sale of the Registrable Securities to the Person asserting any such loss, claim, damage or liability in any case where such delivery is required by the Securities Act or any state securities laws.

         (b) In the event of a registration of any of the Registrable Securities under the Securities Act pursuant to Section 3.1, 3.2 or 3.3, each seller of such Registrable Securities thereunder, severally and not jointly, will indemnify and hold harmless the Company, each person, if any, who controls the Company within the meaning of the Securities Act, each officer of the Company who signs the registration statement, each director of the Company, each underwriter and each person who controls any underwriter within the meaning of the Securities Act, against all losses, claims, damages or liabilities, joint or several, to which the Company or such officer, director, underwriter or controlling person may become subject under the Securities Act, the Exchange Act, any state securities laws or any rule or regulation promulgated under the Securities Act or any state securities laws or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in the registration statement under which such Registrable Securities was registered under the Securities Act, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereof, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse the Company and each such officer, director, underwriter and controlling person for any legal or other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that such seller will be liable hereunder in any such case if and only to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in reliance upon and in conformity with information pertaining to such seller, as such, furnished in writing to the Company by such seller specifically for use in such registration statement or prospectus; and provided, further, however, that the liability of each seller hereunder shall be limited to the proportion of any such loss, claim, damage, liability or expense which is equal to the proportion that the public offering price of the shares sold by such seller under such registration statement bears to the total public offering price of all securities sold thereunder, but not in any event to exceed the net proceeds (after deduction of underwriting discounts and other Selling Expenses) to such seller from the sale of Registrable Securities covered by such registration statement.

         (c) Promptly after receipt by an indemnified party hereunder of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against the indemnifying party hereunder, notify the indemnifying party in writing thereof, but the omission so to notify the indemnifying party shall not relieve it from any liability which it may have to such indemnified party other than under this Section 3.6 and shall only relieve it from any liability which it may have to such indemnified party under this
Section 3.6 if and to the extent the indemnifying party is prejudiced by such omission. In case any such action shall be brought against any indemnified party and it shall notify the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate in and, to the extent it shall wish, to assume and undertake the defense thereof with counsel mutually satisfactory to the parties, and, after notice from the indemnifying party to such indemnified party of its election so to assume and undertake the defense thereof, the indemnifying party shall not be liable to such indemnified party under this Section 3.6 for any legal expenses subsequently incurred by such indemnified party in connection with the defense thereof other than reasonable costs of investigation and of liaison with counsel so selected; provided, however, that, if the defendants in any such action include both the indemnified party and the indemnifying party and the indemnified party shall have reasonably concluded that there may be reasonable defenses available to it which are different from or additional to those available to the indemnifying party or if the interests of the indemnified party reasonably may be deemed to conflict with the interests of the indemnifying party, the indemnified party shall have the right to select a separate counsel and to assume such legal defenses and otherwise to participate in the defense of such action, with the expenses and fees of such separate counsel and other expenses related to such participation to be reimbursed by the indemnifying party as incurred.

         (d) In order to provide for just and equitable contribution to joint liability under the Securities Act in any case in which either (i) any holder of Registrable Securities exercising rights under this Agreement, or any controlling person of any such holder, makes a claim for indemnification pursuant to this Section 3.6 but it is judicially determined (by the entry of a final judgment or decree by a court of competent jurisdiction and the expiration of time to appeal or the denial of the last right of appeal) that such indemnification may not be enforced in such case notwithstanding the fact that this Section 3.6 provides for indemnification in such case, or (ii) contribution under the Securities Act may be required on the part of any such selling holder or any such controlling person in circumstances for which indemnification is provided under this Section 3.6; then, and in each such case, the Company and such holder will contribute to the aggregate losses, claims, damages or liabilities to which they may be subject (after contribution from others) in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and of the indemnified party on the other, as well as any other relevant equitable considerations. The relative fault of the parties shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission to state a material fact relates to information supplied by the indemnifying party or by the indemnified party and the parties` relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission; provided, however, that, in any such case, (A) no such holder will be required to contribute, when added to any amounts paid pursuant to Section 3.6(c), an amount in excess of the net proceeds (after deduction of underwriting discounts and other selling expenses) to such seller from the sale of Registrable Securities covered by such registration statement; and (B) no person or entity guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) will be entitled to contribution from any person or entity who was not guilty of such fraudulent misrepresentation.

         SECTION 3.7 CHANGES IN COMMON STOCK OR PREFERRED STOCK. If, and as often as, there is any change in the Common Stock or the Preferred Stock by way of a stock split, stock dividend, combination or reclassification, or through a merger, consolidation, reorganization or recapitalization, or by any other means, appropriate adjustment shall be made in the provisions hereof so that the rights and privileges granted hereby shall continue with respect to the Common Stock or the Preferred Stock as so changed.

         SECTION 3.8 RULE 144 REPORTING. With a view to making available the benefits of certain rules and regulations of the Commission which may at any time permit the sale of the Registrable Securities to the public without registration, at all times after any registration statement covering a public offering of securities of the Company under the Securities Act shall have become effective, the Company agrees to:

         (a) make and keep public information available, as those terms are understood and defined in Rule 144 under the Securities Act;

         (b) file with the Commission in a timely manner all reports and other documents required of the Company under the Securities Act and the Exchange Act; and

         (c) furnish to each holder of Registrable Securities forthwith upon request a written statement by the Company as to its compliance with the reporting requirements of such Rule 144 and of the Securities Act and the Exchange Act, a copy of the most recent annual or quarterly report of the Company, and such other reports and documents so filed by the Company as such holder may reasonably request in availing itself of any rule or regulation of the Commission allowing such holder to sell any Registrable Securities without registration.

         SECTION 3.9 FUTURE REGISTRATION RIGHTS. In addition to any other restrictions imposed hereby, the Company shall not, except with the consent of the Investors holding a majority of the Preferred Registrable Securities held by the Investors, enter into any agreement with any holder or prospective holder (each, an "OTHER HOLDER") of any securities of the Company that would grant such Other Holder registration rights that would (i) reduce the amount of Preferred Registrable Securities that may be registered pursuant to Section 3.1, 3.2 or
3.3 hereof, or (ii) otherwise provide any Other Holder the right to register any securities.

         SECTION  3.10  MARKET  STAND-OFF.   If  requested  in  writing  by  the
underwriters for the Company`s first firm commitment underwritten public offering of securities of the Company, each holder of Registrable Securities shall agree not to directly or indirectly sell, offer to sell, contract to sell, make any short sale of, grant any option for the purchase of, or enter into any hedging or similar transaction with the same economic effect as a sale, any Common Stock (or other securities) of the Company held by such holder (other than those included in the registration statement), without the consent of such underwriters, for a period of not more than 180 days following the effective date of the registration statement relating to such offering;

provided, however, that all other persons selling shares of Common Stock in such offering and all executive officers, and directors of the Company, and all holders of at least 1% of the Company`s outstanding Common Stock (on an as-converted basis), agree to be similarly restricted and that any early release of such restrictions applicable to securities held by any officer, director or holder of at least 1% of the Company`s outstanding Common Stock (on an as-converted basis) will apply to a corresponding proportion of the Registrable Securities. In order to enforce the foregoing covenant, the Company may impose stop transfer instructions with respect to holders of the Registrable Securities (and the shares or securities of every other person subject to the foregoing restriction) until the end of such period.

         SECTION 3.11 TERMINATION OF REGISTRATION RIGHTS. The obligations of the Company to register Registrable Securities under Section 3.1, 3.2 or 3.3 for a holder of Registrable Securities shall terminate on the earliest to occur of (i) the fifth anniversary of the consummation of the Company`s first firm commitment underwritten public offering of its securities and (ii) the date on which such holder can, in the reasonable opinion of counsel to the Company, sell all shares of his Registrable Securities in a three-month period without registration under the Securities Act pursuant to Rule 144 under the Securities Act; provided, however, that the provisions of this Section 3.11 shall not apply to any holder while such holder owns more than 1% of the Company`s outstanding Common Stock (as calculated for purposes of paragraph (e) of Rule 144).

                                   ARTICLE IV

                              ADDITIONAL COVENANTS

         The Company covenants and agrees with each of the Investors that:

         SECTION 4.1 FINANCIAL STATEMENTS, REPORTS, ETC. The Company will maintain true books and records of account in which full and correct entries will be made of all its business transactions pursuant to a system of accounting established and administered in accordance with generally accepted accounting principles consistently applied (except as noted therein), and will set aside on its books all such proper accruals and reserves as shall be required under generally accepted accounting principles consistently applied. The Company shall furnish to each Investor who (alone or together with its Affiliates) holds at least 250,000 shares of Common Stock and/or Preferred Stock (as adjusted for stock splits, stock dividends, recapitalizations or the like):

         (a) within ninety (90) days after the end of each fiscal year of the Company, a consolidated balance sheet of the Company and its subsidiaries, if any, as of the end of such fiscal year and the related consolidated statements of income and cash flows for the fiscal year then ended, prepared in accordance with generally accepted accounting principles and certified by a firm of independent public accountants selected by the Board of Directors of the Company and acceptable to the directors designated by the holders of Preferred Stock;

         (b) within forty-five (45) days after the end of each quarter in each fiscal year, a consolidated balance sheet of the Company and its subsidiaries, if any, and the related consolidated statements of income and cash flows, unaudited but prepared in accordance with generally accepted accounting principles (subject to year-end adjustments and excluding footnotes) and certified by an officer of the Company, such consolidated balance sheet to be as of the end of such quarter and such consolidated statements of income and cash flows to be for such quarter and for the period from the beginning of the fiscal year to the end of such month, in each case with comparative statements for the prior fiscal year and comparing the information presented to the Company`s plan, and accompanied by an updated capitalization table; and

         (c) no later than thirty (30) days prior to the start of each fiscal year, consolidated capital and operating expense budgets, cash flow projections and income and loss projections for the Company and its subsidiaries in respect of such fiscal year, all itemized in reasonable detail and prepared on a monthly basis, and, promptly after preparation, any revisions to any of the foregoing.

         SECTION 4.2 RESERVATION OF CONVERSION SHARES. The Company shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, for the purpose of effecting the conversion of the Preferred Stock and otherwise complying with the terms of this Agreement, such number of its duly authorized shares of Common Stock as shall be sufficient to effect the conversion of the Preferred Stock from time to time outstanding. If at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of the Preferred Stock or otherwise to comply with the terms of this Agreement, the Company will forthwith take such corporate action as may be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes. The Company will obtain any authorization, consent, approval or other action by or make any filing with any court or administrative body that may be required under applicable state securities laws in connection with the issuance of the Conversion Shares.

         SECTION 4.3 INSPECTION, CONSULTATION AND ADVICE. The Company shall permit and cause each of its subsidiaries (if any) to permit each Investor and such persons as it may designate (provided that such Investor provides satisfactory assurances (as determined by the Company in good faith) to the Company with respect to the confidentiality of all information received from the Company), at such Investor`s expense, to visit and inspect any of the properties of the Company and its subsidiaries, examine their books and take copies and extracts therefrom, discuss the affairs, finances and accounts of the Company and its subsidiaries with their officers, employees and public accountants (and the Company hereby authorizes said accountants to discuss with such Investor and such designees such affairs, finances and accounts), and consult with and advise the management of the Company and its subsidiaries as to the Company`s affairs, finances and accounts, all at reasonable times and upon reasonable notice; provided, however, that the Company shall not be obligated pursuant to this
Section 4.4 to provide access to any information that they reasonably consider to be a trade secret or similar confidential information, or if, upon advice of counsel, the Company believes in good faith that such disclosure would destroy the attorney-client privilege with regard to such information.

         SECTION 4.4 DIRECTOR AND OFFICER INSURANCE. The Company shall obtain and keep in effect a director and officer insurance policy in the aggregate amount of $2,000,000; provided, however, that any reduction in coverage under, or termination of, such insurance policy that is unanimously approved by the Company`s board of directors shall not be a breach of this Section 4.4.

         SECTION 4.5 PROPRIETARY INFORMATION AGREEMENT. The Company shall require all employees and consultants to execute and deliver a Proprietary Information and Inventions Agreement substantially in the form attached to the Purchase Agreement, as such form may be amended hereafter from time to time by the Board of Directors.

         SECTION 4.6 BANK LEUMI PAYMENT. As soon as practicable after the Initial Closing (as defined in the Purchase Agreement), the Company shall cause
(i) the repayment of the Company`s indebtedness to Bank Leumi USA under that certain Credit Agreement dated February 7, 2000, by and between the Company and Bank Leumi USA and (ii) the release of Data Systems & Software Inc. ("DSSI") as a guarantor of such indebtedness.

         SECTION 4.7 FIRST REFUSAL RIGHT. The Company shall require, as a condition to the issuance of equity securities of the Company as compensation for services rendered to the Company, that each future officer of the Company become a party to the Company`s Co-Sale and First Refusal Agreement of even date herewith.

         SECTION 4.8 EXPENSES OF DIRECTORS. The Company shall promptly reimburse in full, upon presentation of reasonably satisfactory supporting documentation, each director of the Company who is not an employee of the Company for all of his or her reasonable out-of-pocket expenses incurred in attending each meeting of the Board of Directors of the Company or any committee thereof or undertaking any activities at the behest of the Company.

         SECTION 4.9 INDEMNIFICATION AND ADVANCEMENT.

         (a) The Company hereby agrees to hold harmless and indemnify the Investors, the Investors` direct and indirect subsidiaries, affiliated entities and corporations, and each of their partners, members, officers, directors, employees, stockholders, agents, and representatives (collectively, referred to as the "INVESTOR INDEMNITEES") against any and all expenses (including attorneys` fees), damages, judgments, fines, amounts paid in settlements, or any other amounts that an Investor Indemnitee incurs as a result of any claim or claims made against it in connection with any threatened, pending or completed action, suit, arbitration, investigation or other proceeding arising out of, or relating to the Investors` actions in connection with the purchase by the Investors of the Company`s Preferred Stock (a "FINANCING-BASED CLAIM"); provided, however, that no Investor Indemnitee shall be entitled to be held harmless or indemnified by the Company for acts, conduct or omissions as to which there has been a final adjudication that such Investor Indemnitee engaged in intentional misconduct or in knowing and culpable violation of the law.

         (b) The Company shall reimburse, promptly following request therefor, all reasonable expenses incurred by an Investor Indemnitee in connection with any threatened, pending or completed action, suit, arbitration, investigation or other proceeding arising out of, or relating to, a Financing-Based Claim, provided, however, that no Investor Indemnitee shall be entitled to reimbursement in connection with acts, conduct or omissions as to which there has been a final adjudication that such Investor Indemnitee engaged in intentional misconduct, in knowing and culpable violation of the law.

         (c) The Company`s indemnity obligations set forth above are subject to the Investors providing prompt written notice of a claim. The Company shall control the defense of any such action and, at its discretion, may enter into a stipulation of discontinuance or settlement thereof; provided that the Company may not discontinue any action or settle any claim in a manner that does not unconditionally release the Investors without the Investors` prior written approval. The Investors shall, at the Company`s expense and reasonable request, cooperate with the Company in any such defense and shall make available to the Company at the Company`s expense all those persons, documents (excluding attorney/client or attorney work product materials) reasonably required by the Company in the defense of any such action. The Investors may, at their expense, assist in such defense.

         SECTION 4.10 DSSI OPTION. (a) DSSI shall have the right to purchase at a purchase price per share of $2.7719, up to the number of shares of Series A-2 Convertible Preferred Stock of the Company that is equal to the quotient of (x) the lesser of (A) $1,500,000 or (B) the then-current amount of indebtedness of the Company outstanding to Silicon Valley Bank under the Term Loan (as defined in that certain Loan and Security Agreement dated April 7, 2003, by and between the Company and Silicon Valley Bank (the "SVB TERM LOAN")) divided by (y) $2.7719; provided that it shall be a condition to such transaction that all of the proceeds from such transaction be used by the Company to repay amounts outstanding under the SVB Term Loan. The foregoing right to purchase Series A-2 Preferred Stock of the Company shall be exercisable from time to time only by written notice to the Company actually received by the Company on or before December 31, 2003.

         SECTION 4.11 TERMINATION OR WAIVER OF COVENANTS. All of the covenants set forth in this Article IV shall terminate and be of no further force or effect upon the earlier to occur of (i) the sale of securities pursuant to a registration statement filed by the Company under the Securities Act in connection with the firm commitment underwritten offering of its securities to the general public is consummated or when the Company first becomes subject to the periodic reporting requirements of Sections 13 or 15(d) of the Exchange Act and (ii) upon the closing of any merger, recapitalization, reorganization or sale of all or substantially all of the assets of the Company which will result in the stockholders of the Company as constituted immediately prior to such transaction not holding, directly or indirectly, immediately following such transaction, at least 50% of the voting power of the surviving, continuing or purchasing entity (a "CHANGE OF CONTROL"). Compliance with any of such covenants (excluding Section 4.10) can be waived by the holders of a majority of the Preferred Registrable Securities held by the Investors.

                                   ARTICLE V

                              RIGHT OF FIRST OFFER

         SECTION 5.1 RIGHT OF FIRST OFFER. Subject to the terms and conditions specified in this section, the Company hereby grants to each Investor who holds at least 350,000 shares of Preferred Stock (adjusted for stock splits, stock dividends, recapitalizations or the like) (each a "MAJOR INVESTOR" and, collectively, the "MAJOR INVESTORS") a right of first offer with respect to future sales by the Company of its Shares (as hereinafter defined); provided that such right shall apply only to the extent that such Major Investor is an "accredited investor" within the meaning of Rule 501 of Regulation D of the Securities Act. For purposes of this Article V, "Major

Investor" includes any general partners and Affiliates of a Major Investor. A Major Investor shall be entitled to apportion the rights of first offer hereby granted it among itself and its partners and Affiliates in such proportions as it deems appropriate. Subject to Section 5.3 below, each time the Company proposes to offer any shares of, or securities convertible into or exercisable for any shares of, any class of its capital stock ("SHARES"), the Company shall first make an offering to each Major Investor to purchase such Major Investor`s pro-rata share of such offering in accordance with the following provisions:

         SECTION 5.2 PROCEDURE FOR EXERCISE. The Company shall deliver notice (the "OFFER NOTICE") to the Major Investor stating (i) the number of Shares offered in the applicable offering and (ii) the price and terms, if any, upon which it proposes to offer such Shares. Within 45 days after giving of the Offer Notice, each Major Investor may elect to purchase or obtain, at the price and on the terms specified in the Notice, up to that portion of such Shares which equals the proportion that the number of Preferred Registrable Securities then held by such Major Investor bears to the total number of shares of Common Stock of the Company then outstanding (assuming full conversion and exercise of all convertible or exercisable securities then outstanding) by paying the purchase price therefor at the principal office of the Company. Each Major Investor shall have an over-allotment option with respect to any shares that other Major Investors elect not to purchase and may exercise such option in the same manner provided above within 15 days after receipt of notice from the Company of such over-allotment shares, which notice shall be delivered within five days of the expiration of the initial 45-day period.

         SECTION 5.3 EXCLUDED ISSUANCES. The rights of first offer set forth in this section shall not be applicable to (i) shares of Common Stock issued or issuable solely for compensatory purposes, to directors, officers, employees or consultants of the Company, whether directly (as Common Stock or options) or pursuant to a stock option plan or a restricted stock plan, in each case approved by the Board of Directors; (ii) shares of Common Stock issued upon the conversion of shares of the Company`s Preferred Stock; (iii) securities issued in connection with a bona fide business acquisition or license of technology of or by the Company, whether by license, merger, consolidation, sale of assets, sale or exchange of stock or otherwise that are not issued primarily for equity financing purposes, in each case as approved by the Board of Directors; (iv) securities issued in connection with bona fide commercial borrowing, real estate leases, capital equipment leases, licensing, distribution, development, corporate partnering or similar transactions, in each case approved by the Board of Directors of the Company that are not issued primarily for equity financing purposes; and (v) securities issued as dividends or distributions on the Preferred Stock.

         SECTION 5.4 SALES TO THIRD PARTIES. The Company shall, after complying with its obligations under Sections 5.1 and 5.2, be free at any time prior to 90 days after the date of the Offer Notice, to offer and sell to any third party or parties the remainder of such securities proposed to be issued by the Company at a price and on payment terms no less favorable to the Company than those specified in the Offer Notice. However, if such third party sale or sales are not consummated within such 90 day period, the Company shall not sell such securities as shall not have been purchased within such period without again complying with this Article V.

         SECTION 5.5 ASSIGNMENT OF RIGHTS OF FIRST OFFER. Except as set forth in
Section 5.1, the rights of first offer set forth in this section may not be assigned or transferred.

         SECTION 5.6 TERMINATION OF RIGHTS OF FIRST OFFER. The rights provided in this Article V shall terminate upon the earlier to occur of (i) a Qualified Public Offering (as defined in the Company`s Certificate of Incorporation, as the same may be amended and restated from time to time), and these rights shall not be applicable to a Qualified Public Offering or (ii) a Change of Control.

                                   ARTICLE VI

                                  MISCELLANEOUS

         SECTION 6.1 ASSIGNS. All covenants and agreements contained in this Agreement by or on behalf of any of the parties hereto shall bind and inure to the benefit of the respective successors and assigns of the parties hereto, including, without limitation, transferees of any Securities, whether so expressed or not, each of whom as a condition to such transfer shall execute an Adoption Agreement in the form attached hereto as Exhibit A; provided, however, that rights to register Registrable Securities pursuant to Article III may be transferred only to (i) any then-current holder of Registrable Securities, (ii) any partner, member or Affiliate of a holder of Registrable Securities, (iii) any family member or trust of any individual holder of Registrable Securities or
(iv)  a  transferee   who  acquires  at  least  250,000  shares  of  Registrable
Securities.

         SECTION 6.2 NOTICES. Any notice required or permitted by this Agreement shall be in writing and shall be deemed effectively given: (1) upon actual delivery, when delivered personally; (b) upon receipt when sent by confirmed telegram or fax if sent during normal business hours, and if not, then on the next business day; (c) one day after deposit with a nationally recognized overnight courier, specifying next day delivery, with written verification of receipt; (d) five business days after being deposited in the U.S. mail, as certified or registered mail, return receipt requested, postage prepaid if addressed to U.S. addressees or (e) seven business days after being deposited in the U.S. mail, as certified or registered mail, return receipt requested, postage prepaid if addressed to non-U.S. addressees. All communications shall be sent to the Company and to the Investors at the addresses as set forth on Schedule A or at such other addresses as the Company or Investors may designate by ten (10) days` advance written notice to the other parties hereto; and if to the Company, with a copy to Carmelo M. Gordian, Andrews & Kurth L.L.P., 111 Congress Avenue, Suite 1700, Austin, TX 78701, facsimile: (512) 320-9292.

                  (i) if to the Company, at its principal place of business;

                  (ii) if to any holder of Securities, at such address as may have been furnished to the Company in writing by such holder.

         SECTION 6.3 GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware without giving effect to principles of conflicts of laws.

         SECTION 6.4 AMENDMENTS. This Agreement may not be amended or modified, and no provision hereof may be waived, without the written consent of the Company and the holders of a majority of the Preferred Registrable Securities held by the Investors; provided, however, that in the event such amendment or waiver adversely affects the rights and/or obligations of the Principal Stockholders or Key Management in a different manner than the Investors, such amendment or waiver shall also require the written consent of the holders of a majority of the Common Stock then held by the Principal Stockholders or the holders of a majority of the Common Stock then held by Key Management who are then providing services to the Company as an employee, officer or director, as the case may be; and provided further that the Board of Directors shall have the right to amend or modify the list of Key Management on Schedule C hereto from time to time to remove certain individuals who are no longer employees, officers or directors of the Company. In the event of any addition of a member of Key Management who shall have been approved by the Board of Directors, such member of Key Management shall become a party to this Agreement upon receipt from such new member of Key Management of a fully executed signature page hereto. Any amendment or waiver effected in accordance with this Section shall be binding upon each holder of Registrable
Securities then outstanding, each future holder of all such Registrable Securities and the Company.

         SECTION 6.5 COUNTERPARTS; FACSIMILE SIGNATURES. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Agreement may be executed by facsimile signatures.

         SECTION 6.6 SEVERABILITY. If any provision of this Agreement shall be held to be illegal, invalid or unenforceable, such illegality, invalidity or unenforceability shall attach only to such provision and shall not in any manner affect or render illegal, invalid or unenforceable any other provision of this Agreement, and this Agreement shall be carried out as if any such illegal, invalid or unenforceable provision were not contained herein.

         SECTION 6.7 AGGREGATION. All shares held or acquired by an Investor and its Affiliates and the partners, members and shareholders of the Investor or its Affiliates shall be aggregated together for the purpose of determining the availability of any rights under this Agreement.

                            [Signature pages follow]

         IN WITNESS WHEREOF, the undersigned party has executed this counterpart signature page to the Investors` Rights Agreement as of the date first written above.


                                    COMPANY:

                                    COMVERGE, INC.

                                    By:
                                        ---------------------------------------
                                        Robert M. Chiste
                                        Chief Executive Officer



         [SIGNATURE PAGE TO COMVERGE, INC. INVESTORS` RIGHTS AGREEMENT]

                                    INVESTORS:

                                    DATA SYSTEMS & SOFTWARE INC.

                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------

                                    EASTON HUNT CAPITAL PARTNERS, L.P.

                                    By:  EHC GP, L.P.
                                    Its:  General Partner
                                    By:  EHC, Inc.
                                    Its:  General Partner

                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------

                                    ENERTECH CAPITAL PARTNERS II L.P.

                                    By:  ECP II Management L.P.,
                                         Its General Partner

                                    By:  ECP II Management L.L.C.,
                                         Its General Partner

                                    By:
                                        ---------------------------------------
                                        David F. Lincoln
                                        Managing Director


                                    ECP II INTERFUND L.P.

                                    By:  ECP II Management L.L.C.,
                                         Its General Partner

                                    By:
                                        ---------------------------------------
                                        David F. Lincoln
                                        Managing Director


         [SIGNATURE PAGE TO COMVERGE, INC. INVESTORS` RIGHTS AGREEMENT]

                                    E.ON VENTURE PARTNERS

                                    By:
                                        ---------------------------------------
                                         Peter Bachsleitner
                                         Managing Director

                                    By:
                                        ---------------------------------------
                                        Steffen Hasselwander
                                        Managing Director


                                    NTH POWER TECHNOLOGIES FUND II, L.P.,
                                    NTH POWER TECHNOLOGIES FUND II-A, L.P.

                                    BY: NTH POWER MANAGEMENT II, L.P.
                                        AND
                                        NTH POWER MANAGEMENT II-A, L.L.C.

                                    BY: NTH POWER L.L.C.
                                        THEIR MANAGEMENT AGENT

                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------

                                    SHELL INTERNET VENTURES B.V.

                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------


         [SIGNATURE PAGE TO COMVERGE, INC. INVESTORS` RIGHTS AGREEMENT]

                                    PRINCIPAL STOCKHOLDERS

                                    DATA SYSTEMS & SOFTWARE INC.


                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------

         [SIGNATURE PAGE TO COMVERGE, INC. INVESTORS` RIGHTS AGREEMENT]

                                    KEY MANAGEMENT:



                                    ---------------------------------------
                                    Robert Chiste


                                    ---------------------------------------
                                    T. Wayne Wren


                                    ---------------------------------------
                                    Joseph Esteves


                                    ---------------------------------------
                                    John Rossi


                                    ---------------------------------------
                                    Richard Preston


                                    ---------------------------------------
                                    Frank Magnotti


                                    ---------------------------------------
                                    Coral Almog

EXHIBIT 10.31

                                                                  EXECUTION COPY


                       CO-SALE AND FIRST REFUSAL AGREEMENT

         THIS CO-SALE AND FIRST REFUSAL AGREEMENT (this "AGREEMENT"), is made as of April 7, 2003, by and among Comverge, Inc., a Delaware corporation (the "COMPANY"), each of the individuals and entities listed on Schedule A attached hereto (the "INVESTORS") and each of the individuals and entities listed on Schedule B attached hereto (the "STOCKHOLDERS"). This Agreement shall become effective as of the Closing as defined in that certain Preferred Stock Purchase Agreement (the "PURCHASE AGREEMENT") of even date herewith by and among the Company and the Investors named therein. Capitalized terms not defined herein shall have the meanings given such terms in the Purchase Agreement.

                                 R E C I T A L S

         WHEREAS, the Company is a party to the Purchase Agreement pursuant to which certain of the Investors are purchasing shares of the Company`s Preferred Stock; and

         WHEREAS, the parties hereto desire to restrict the sale, assignment, transfer, encumbrance or other disposition of the shares of Common Stock of the Company that the Stockholders own as of the date hereof, or any other shares of Common Stock of the Company the Stockholders may hereafter acquire (collectively, the "STOCK"), and to provide for certain rights and obligations in respect thereto as hereinafter provided.

                                A G R E E M E N T

         NOW, THEREFORE, in consideration of the premises, and the mutual promises and agreements contained herein, the parties hereby agree as follows:

         1. RESTRICTIONS ON TRANSFERS

         1.1 General Prohibition on Transfers; Permitted Transfers

         (a) Except as otherwise permitted hereby, no Stockholder shall directly or indirectly sell, assign, pledge or encumber or otherwise transfer to any person or entity (a "TRANSFEREE") any shares of Stock unless such Stockholder has complied with all of the terms of this Agreement. Any purported sale, assignment, pledge, encumbrance or other transfer in violation of any provision of this Agreement shall be void and ineffectual and shall not operate to transfer any interest or title to the purported Transferee.

         (b) The restrictions contained in this Agreement with respect to transfers by each Stockholder of shares of Stock shall not apply to: (i) any transfer of Stock by the Stockholder to any spouse, parents, siblings (by blood, marriage or adoption) or lineal descendants (by blood, marriage or adoption);
(ii) any transfer of Stock by the Stockholder to a trust, partnership, corporation, limited liability company or other similar entity for the benefit of the Stockholder or the Stockholder`s spouse, parents, siblings or lineal descendants; (iii) any transfer of Stock by the Stockholder, upon the
Stockholder`s death, to the executors, administrators, testamentary trustees, legatees or beneficiaries of the Stockholder; (iv) any transfer of Stock by the Stockholder to any person who controls, is controlled by or is under common control with the Stockholder (within the meaning of the Securities Act of 1933, as amended) (an "AFFILIATE"); (v) any transfer of stock by the Stockholder (A) pursuant to a merger or consolidation of the Company with or into another corporation or corporations, (B) pursuant to the liquidation, dissolution or winding up of the Company, (C) at, and pursuant to, a Qualified Public Offering as defined in the Company`s then-current Certificate of Incorporation, or (D) in connection with a transaction in which stock of the Company having more than 50% of the voting power of all the then outstanding stock of the Company is transferred; provided, that in each of the cases referred to in clauses (i) through (iv) above, each transferee, donee, heir or distributee shall, as a condition precedent to such transfer, become a party to this Agreement by executing an Adoption Agreement substantially in the form attached as Annex A and shall have all of the rights and obligations of the Stockholder hereunder; and provided further, that in each of the cases referred to in subclauses (A), (B) and (D) of clause (v) above, the Company`s stockholders of record as constituted immediately prior to such event will, immediately after such event, hold less than a majority of the voting power of the surviving or acquiring entity.

         1.2 Right of First Refusal

         (a) Except as otherwise permitted in Section 1.1(b) of this Agreement or as required by Section 1.5 of this Agreement, transfers of shares of the Stock by each Stockholder shall not be permitted unless the Stockholder has complied with this Section 1.2. If the Stockholder intends to sell any of its shares of Stock (the "PROPOSED SELLER"), it shall give written notice (the "SELLER`S NOTICE") to the Company and each of the Investors stating that the Proposed Seller intends to make such a sale or transfer, identifying the party who made the offer (the "PROPOSED TRANSFEREE"), specifying the number of shares of Stock proposed to be purchased or acquired pursuant to the offer (the "FIRST REFUSAL SHARES"), the nature of such sale or transfer, all material terms of the proposed sale, including the per share purchase price which the Proposed Transferee has offered to pay for the First Refusal Shares (the "SALE PRICE") and the name and address of each Proposed Transferee. A copy of the offer, if available, and a statement of the number of shares held by each of the Investors shall be attached to the Seller`s Notice.

         (b) (i) Upon receipt of the Seller`s Notice, the Company shall have the irrevocable and exclusive option to purchase, upon delivery to the Proposed Seller within fifteen (15) days of its receipt of the Seller`s Notice, all or any portion of the First Refusal Shares. The Company shall deliver a notice (the "COMPANY NOTICE") to the Proposed Seller and each of the Investors of its election to purchase or not to purchase such First Refusal Shares within such fifteen (15) day period, together with payment to the Proposed Seller of the Sale Price therefor. To the extent that the Company does not elect to purchase all of the First Refusal Shares, each Investor shall have the irrevocable and exclusive option to purchase up to that number of the remaining First Refusal Shares at the Sale Price as equals the product of (A) the number of remaining First Refusal Shares multiplied by (B) a fraction, the numerator of which shall be the number of shares of Common Stock issued or issuable upon conversion of the Preferred Stock held by such Investor and any Common Stock issued as a dividend or other distribution with respect to or in exchange for or in replacement of such Common Stock (collectively, the "INVESTOR SHARES") and the denominator of which shall be the number of Investor Shares owned by all of the Investors (the "PROPORTIONATE SHARE"). Within twenty (20) calendar days after delivery of the Company Notice, each Investor shall deliver to the Company and the Proposed Seller a written notice stating whether it elects to exercise its option under this Section 1.2(b) and the maximum number of shares (not to exceed all of such Investor`s Proportionate Share) that it is willing to purchase, and such notice shall constitute an irrevocable commitment by such Investor to purchase such shares.

         (ii) If an Investor does not elect to purchase its full Proportionate Share, the Proposed Seller shall deliver another written notice to the Company and each Investor that has elected to purchase its full Proportionate Share (a "FULLY EXERCISING INVESTOR") stating the number of unpurchased shares. Each Fully Exercising Investor shall be entitled, by delivering written notice to the Company and the Proposed Seller within five calendar days following such Investor`s receipt of such notice, to purchase up to all of the remaining shares at the Sale Price. In the event of an oversubscription, the oversubscribed amount shall be allocated among such Fully Exercising Investors pro rata based on the number of Investor Shares owned by each of them. The delivery of the notice of election under this paragraph shall constitute an irrevocable commitment to purchase such shares.

         (iii) Each Investor shall be entitled to assign its rights  pursuant to
Section 1.2 to any of its Affiliates.

         (iv) If any of the First Refusal Shares are not elected to be purchased pursuant to this Section 1.2, then, subject to Section 1.3 hereof, the Proposed Seller shall be free, for a period of sixty (60) calendar days from the date of the Seller`s Notice, to sell the remaining First Refusal Shares to the Proposed Transferee, at a price equal to or greater than the Sale Price and upon terms no more favorable to the Proposed Transferee than those specified in the Notice. Any transfer of the remaining First Refusal Shares by the Proposed Seller after the end of such sixty (60) day period or any change in the terms of the sale as set forth in the Seller`s Notice which are more favorable to the Proposed Transferee shall require a new notice of intent to transfer to be delivered to the Investors and shall give rise anew to the rights provided in this Section 1.2.

         (c) If the Company and/or the Investors elect to purchase any or all of the First Refusal Shares mentioned in the Seller`s Notice, the Company and/or such Investor(s) shall have the right to purchase the First Refusal Shares for cash consideration whether or not part or all of the consideration specified in the Seller`s Notice is other than cash. If part or all of the consideration to be paid for the First Refusal Shares as stated in the Seller`s Notice is other than cash, the price stated in such Seller`s Notice shall be deemed to be the sum of the cash consideration, if any, specified in such Seller`s Notice, plus the fair market value of the non-cash consideration. The fair market value of the non-cash consideration shall be determined by the Board of Directors of the Company (without the participation of any member who has any interest in the Proposed Transferee or the Proposed Seller), and its judgment as to the fair market value of such non-cash consideration shall be binding upon the Proposed Seller and the other Investors.

         1.3 Right of Co-Sale. In the event that all of the First Refusal Shares are not purchased by the Company or the Investors as provided in Section 1.2 hereof, the Proposed Seller shall deliver a notice to each of the Investors who did not purchase shares pursuant to Section 1.2(b) above (a "NON-PARTICIPATING INVESTOR") informing it of the number of shares not elected to be purchased by the other Investors and the number of First Refusal Shares it still holds (the "CO-SALE SHARES") and intends to sell to the Proposed Transferee. Each such Non-Participating Investor shall have the right, exercisable upon written notice to the Company and the Proposed Seller within five (5) calendar days after the giving of such notice by the Proposed Seller, to participate in the Proposed Seller`s sale of Co-Sale Shares at the Sale Price and upon the terms specified in the Notice. The delivery of the notice of election under Section 1.3 shall constitute an irrevocable commitment by such Non-Participating Investor to sell the number of shares specified in such notice pursuant to this Section 1.3. To the extent one or more of the Non-Participating Investors exercise such right of participation in accordance with the terms and conditions set forth below, the number of shares of Stock which the Proposed Seller may sell to the Proposed Transferee shall be correspondingly reduced. The right of participation of each of the Non-Participating Investors shall be subject to the following terms and conditions:

         (a) Each Non-Participating Investor may elect to sell all or any part of that number of shares of Common Stock of the Company held by such Non-Participating Investor equal to the product obtained by multiplying (i) the aggregate number of Co-Sale Shares by (ii) a fraction, the numerator of which is the number of Investor Shares at the time owned by such Non-Participating Investor and the denominator of which is the sum of the number of shares of Common Stock of the Company (assuming full conversion and exercise of all convertible and exercisable securities into Common Stock) at the time owned by the Proposed Seller and the number of Investor Shares owned by all of the Non-Participating Investors (the "CO-SALE PROPORTIONATE SHARE").

         (b) If a Non-Participating Investor does not elect to sell his full Co-Sale Proportionate Share, the Proposed Seller shall deliver another written notice to the Company and each Non-Participating Investor who has elected to sell its full Co-Sale Proportionate Share (a "FULLY-EXERCISING CO-SALE
INVESTOR") stating the number of unsold shares. Each Fully-Exercising Co-Sale Investor shall be entitled, by delivering written notice to the Company and the Proposed Seller within five calendar days following such notice, to sell up to all of the shares not sold by the Non-Participating Investors above and beyond its Co-Sale Proportionate Share. Such election shall constitute an irrevocable commitment by such Fully-Exercising Co-Sale Investor to sell the number of shares specified in such notice pursuant to this Section 1.3. In the event the number of shares requested to be sold by all Fully-Exercising Co-Sale Investors exceeds the aggregate Co-Sale Shares available for sale by all of the Fully-Exercising Co-Sale Investors, the remaining shares to be sold shall be allocated pro rata among such Fully-Exercising Co-Sale Investors (including the Proposed Seller) based on the number of Investor Shares owned by each.

         (c) Each of the exercising Non-Participating Investors shall effectuate the sale by promptly delivering to the Proposed Seller for transfer to the Proposed Transferee one or more certificates, properly endorsed for transfer (or accompanied by duly executed stock powers), which represent the number of shares of Common Stock which the Non-Participating Investor elects to sell.

         (d) The stock certificates which the exercising Non-Participating Investors deliver to the Proposed Seller shall be transferred by the Proposed Seller to the Proposed Transferee in consummation of the sale of the Stock pursuant to the terms and conditions specified in the Seller`s Notice, and the Proposed Seller shall promptly thereafter remit to each exercising Non-Participating Investor that portion of the sale proceeds to which the exercising Non-Participating Investor is entitled by reason of its participation in such sale. To the extent that any prospective purchaser or purchasers prohibits such assignment or otherwise refuses to purchase shares or other securities from any Non-Participating Investor exercising its rights of co-sale hereunder, the Proposed Seller shall not sell to such prospective purchaser or purchasers any Stock unless and until, simultaneously with such sale, the Proposed Seller shall purchase such shares or other securities from such Non-Participating Investor for the same consideration and on the same terms and conditions as the proposed transfer described in the Seller`s Notice.

         1.4 Additional Transactions. The exercise or non-exercise of the rights of an Investor hereunder to participate in one or more sales of Stock made by the Proposed Seller shall not adversely affect their rights to participate in subsequent sales by the Stockholder.

         1.5 Ownership. The Stockholders represent and warrant that each is the sole legal and beneficial owner of those shares of Stock such Stockholder currently holds subject to this Agreement and that no other person has any interest (other than community property interest) in such shares.

         1.6 Drag-Along Rights.

         (a) Applicability. In the event the holders of a majority of the then outstanding Preferred Stock of the Company (the "PROPOSING STOCKHOLDERS") approve a sale of the Company or a sale of all or substantially all of the Company`s assets, in a bona fide transaction, whether by means of a merger, consolidation, sale of stock or assets or otherwise, in a single, simultaneous or related series of transactions (an "APPROVED SALE"), then the Investors and the Stockholders (collectively, the "REMAINING HOLDERS") shall each consent to, vote for and raise no objections to the Approved Sale. If the proposed acquiror is an affiliate of any stockholder of then-outstanding Preferred Stock, then this Section 1.6(a) shall only apply to the Approved Sale if the Approved Sale is approved by the holders of a majority of the then-outstanding Preferred Stock held of record by holders that are not affiliates of such proposed acquiror. If the Approved Sale will take the form of an asset sale, merger or consolidation, the Remaining Holders shall vote in favor of such transaction and shall waive any appraisal rights or dissenters` rights in connection with such transaction. If the Approved Sale is structured as a sale of the stock of the Company, each Remaining Holder shall agree to sell all capital stock in the Company then held by such Remaining Holder on the terms and conditions approved by the Proposing Stockholders. A Remaining Holder shall have no obligations under this Section
1.6 to the extent that the terms of the Approved Sale provide that such Remaining Holder would receive less than the amount that would be distributed to such Remaining Holder in the event that the proceeds were distributed in accordance with the Company`s then-current Certificate of Incorporation. All capital stock transferred by the Remaining Holders pursuant to this Section 1.6 shall be sold at the same price and otherwise treated identically with the capital stock of the same class and series being sold by the Proposing Stockholders in all respects. The Remaining Holders shall each take such actions as may be reasonably required and otherwise cooperate in good faith with the Proposing Stockholders in connection with consummating the Approved Sale, including the execution of such agreements and such instruments and other actions reasonably necessary to (i) provide reasonable representations and warranties and other provisions and agreements relating to such Approved Sale and (ii) effectuate the allocation and distribution of the aggregate consideration upon the Approved Sale.

         (b) Notice of Sale. The Proposing Stockholders shall give the Remaining Holders at least ten (10) days prior written notice of any Approved Sale as to which the Proposing Stockholders intend to exercise their rights under this
Section 1.6.

         (c) Notwithstanding any other provision of this Agreement, no Investor or group of Investors (the "OFFERING STOCKHOLDERS") shall be a party to any transaction or series of transactions that involves a transfer to any person, persons acting in concert or entity (a "PROSPECTIVE ACQUIROR") of shares of the Company if such sale would result in the Prospective Acquiror, together with its Affiliates, holding 50% or more by voting power of all outstanding capital stock of the Company, unless the Prospective Acquiror offers to purchase all of the capital stock of the Company for the same consideration per share (with appropriate adjustment to reflect the conversion of convertible securities and the preference and priorities of any preferred stock) and upon the same terms and conditions for securities of the same type, class and series as are offered to the Offering Stockholder(s).

         2. LEGENDED CERTIFICATES

         2.1 Legend on the Stockholders` Stock. Each certificate representing shares of the Stock now or hereafter owned by each Stockholder or its permitted Transferees pursuant to clauses (i) through (iv) of Section 1.1(b) shall be endorsed with the following legend:

         "THIS CERTIFICATE AND THE SHARES REPRESENTED HEREBY MAY NOT BE SOLD, ASSIGNED, TRANSFERRED, ENCUMBERED, OR IN ANY MANNER DISPOSED OF EXCEPT IN CONFORMITY WITH THE TERMS AND CONDITIONS OF A CO-SALE AND FIRST REFUSAL AGREEMENT AMONG THE HOLDER (OR THE PREDECESSOR IN INTEREST TO THE SHARES), THE CORPORATION AND CERTAIN OTHER STOCKHOLDERS OF THE CORPORATION. ADDITIONALLY, THIS CERTIFICATE AND THE SHARES REPRESENTED HEREBY ARE SUBJECT TO CERTAIN DRAG-ALONG PROVISIONS SET FORTH IN THE CO-SALE AND FIRST REFUSAL AGREEMENT. THE CORPORATION WILL UPON WRITTEN REQUEST FURNISH A COPY OF SUCH AGREEMENT TO THE HOLDER HEREOF WITHOUT CHARGE. THE CORPORATION WILL NOT REGISTER THE TRANSFER OF SUCH SECURITIES ON THE BOOKS OF THE CORPORATION UNLESS AND UNTIL THE TRANSFER HAS BEEN MADE IN COMPLIANCE WITH THE TERMS OF SUCH AGREEMENT."

         2.2 The legend required under Section 2.1 hereof shall be removed upon termination of this Agreement in accordance with the provisions of Section 4.1.

         3. PROHIBITED TRANSFERS

         3.1 Grant. In the event that any Stockholder should sell any Stock in contravention of the participation rights of the Non-Participating Investors
under   Section  1.3  of
this Agreement (a "PROHIBITED TRANSFER"), the Non-Participating Investors shall have the put option provided in Section 3.2.

         3.2 Put Option. In the event of a Prohibited Transfer, the Non-Participating Investors shall have the option to sell to the Proposed Seller a number of shares of Common Stock of the Company (either directly or through conversion and delivery of Series A Preferred Stock) equal to the number of shares that the Non-Participating Investors would have been entitled to sell had such Prohibited Transfer been effected in accordance with Section 1.3 hereof, on the following terms and conditions:

         (a) The price per share at which the shares are to be sold to the Proposed Seller shall be equal to the price per share paid to the Proposed Seller by the third party purchaser or purchasers of the Proposed Seller`s Stock. The Proposed Seller shall also reimburse the Non-Participating Investors exercising the put option for any and all fees and expenses, including reasonable out-of-pocket legal fees and expenses incurred pursuant to the exercise or attempted exercise of rights under this Section 3.

         (b) The  Non-Participating  Investors  shall  deliver  to the  Proposed
Seller, within thirty (30) days after they have received notice from the Proposed Seller or otherwise become aware of the Prohibited Transfer, the certificate or certificates representing shares to be sold, each certificate to be properly endorsed for transfer (or accompanied by duly executed stock powers).

         (c) The Proposed Seller shall, upon receipt of the certificates for the repurchased shares, pay the aggregate purchase price therefor provided for in this Article 3, by delivery of consideration in the same form such Proposed Seller received for the Stock sold in the Prohibited Transfer and shall reimburse the Non-Participating Investors for any additional expenses, including legal fees and expenses, incurred in effecting such purchase and resale.

         3.3 Company Expenses. In the event of a Prohibited Transfer, the Proposed Seller in the Prohibited Transfer shall reimburse the Company for any and all fees and expenses, including reasonable out-of-pocket legal fees and expenses, incurred by the Company in connection with such Prohibited Transfer.

         4. GENERAL

         4.1 Termination. The rights and obligations of an Investor under this Agreement shall terminate at such time as that Investor shall no longer be the owner of at least 1,000 shares, or rights to acquire shares, (as appropriately adjusted for any stock splits, stock dividends, combinations and recapitalizations) of Common Stock (as determined on an as-converted basis). Unless sooner terminated with respect to a particular Investor in accordance with the preceding sentence, this Agreement shall terminate upon the occurrence of any of the following events:

         (a) the liquidation, dissolution or indefinite cessation of the business operations of the Company, or the acquisition of the Company by another entity (or group of affiliated entities or entities operating as a group) by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation) unless the Company`s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Company`s acquisition or sale or otherwise) hold at least 50% of the voting power of the surviving or acquiring entity (except that the sale by the Company of shares of its capital stock to investors in bona fide financing transactions shall not be deemed to be an acquisition for this purpose);

         (b) the consummation of a Qualified Public Offering (as defined in the Company`s Certificate of Incorporation, as the same may be amended and restated from time to time); or

         (c) upon the execution and delivery of a written agreement signed by the holders of a majority of the Series A Preferred Stock, voting or acting as a separate class.

         Notwithstanding this Section 4.1, Section 1.6 shall survive any termination of this Agreement pursuant to Section 4.1(a) until such transaction has closed and all proceeds of such transaction (including without limitation any earn-out or escrowed proceeds) have been fully distributed to all stockholders of the Company in accordance with the terms of such transaction.

         4.2 Notices. All notices and other communications hereunder shall be in writing and shall be deemed given if delivered personally or by commercial delivery service, or mailed by registered or certified mail (return receipt requested) or sent via facsimile (with confirmation of receipt) to the parties at the address for such party set forth beneath such party`s name on Schedule A hereto (or at such other address for a party as shall be specified by like notice) and, in the case of the Company:


                   Comverge, Inc.
                   23 Vreeland Road, Suite 160
                   Florham Park, NJ  07932
                   Fax:  (973) 360-2220
                   Attn:  Chief Executive Officer

                   with a copy to

                   Andrews & Kurth L.L.P.
                   111 Congress Ave., Suite 1700
                   Austin, Texas 78701
                   Fax:  (512) 320-9292
                   Attn:  Carmelo M. Gordian

         Notice given by facsimile shall be confirmed by appropriate answer back and shall be effective upon actual receipt if received during the recipient`s normal business hours, or at the beginning of the recipient`s next business day after receipt if not received during the recipient`s normal business hours. All notices by facsimile shall be confirmed promptly after transmission in writing by certified mail or personal delivery. Any party may change any address to which notice is to be given to it by giving notice as provided above of such change of address.

         4.3 Assignments and Transfers. This Agreement and the rights and obligations of the parties hereunder shall inure to the benefit of, and be binding upon, their respective successors, assigns and legal representatives; provided, however, and other than as set forth in Section 1.1(b) hereunder, the first refusal and co-sale rights hereunder may be assigned only by an Investor to a transferee or assignee of such Investor`s shares of Preferred Stock of the Company who, after such assignment or transfer, holds such number of shares of Preferred Stock that is convertible into at least 250,000 shares of the Common Stock of the Company (subject to appropriate adjustments for stock splits, stock dividends, combinations and other recapitalizations) and who executes an Adoption Agreement in the form attached as Annex A. By their execution hereof or of an Adoption Agreement, each party hereto hereby appoints the Company as its attorney-in-fact for the sole purpose of executing Adoption Agreements with any subsequent permitted transferees.

         4.4 Optional Escrow. At the request of any Investor, an escrow shall be set up to effect the transfer of any certificates or funds hereunder. Costs of such escrow shall be borne by all of the parties participating therein based on the aggregate value of the shares held by them which are to be purchased or sold thereunder.

         4.5 Severability. In the event one or more of the provisions of this Agreement should, for any reason be held to be invalid, illegal or unenforceable, such provisions shall be excluded from this Agreement and the balance of this Agreement shall be interpreted as if such provision had never been contained herein.

         4.6 Amendments and Waivers. Other than with respect to amendments to Schedule A or Schedule B hereto, which may be amended by the Company to reflect additional Investors or Stockholders or their permitted transferees, any amendment or modification of this Agreement shall be effective only if evidenced by a written instrument executed by the holders of a majority of the shares of Common Stock (determined on an as-converted basis) held by all the Investors hereunder. Any waiver hereunder shall be effective only if evidenced by a written instrument executed by the holders of a majority of the shares of Common Stock held by all the Investors (determined on an as-converted basis) or by the Stockholders (determined on an as-converted basis), as the case may be, whose rights are being waived.

         4.7 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without regard to conflicts of law principles.

         4.8 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which, when taken together, shall constitute one and the same instrument.

         4.9 Remedies. The parties hereto shall have all remedies for breach of this Agreement available to them as provided by law or equity. Without limiting the generality of the foregoing, the parties agree that in addition to any other rights and remedies available at law or in equity, the parties shall be entitled to obtain specific performance of the obligations of each party to this Agreement and immediate injunctive relief and that, in the event any action or proceeding is brought in equity or to enforce the same, no party will urge, as a defense, that there is an adequate remedy at law.

         4.10 Conflict with Other Rights of First Refusal. Certain of the Stockholders have entered into a stock purchase agreement with the Company, which agreement contains a right of first refusal provision in favor of the Company. The right of first refusal provision contained in this Agreement shall supersede and replace the right of first refusal provision contained in the Stockholder`s stock purchase agreement; provided, however, that the other provisions contained in the Stockholder`s stock purchase agreement shall remain in full force and effect and, provided further, that this Agreement is subject to, and shall in no manner limit the right that the Company may have to repurchase securities from any Stockholder pursuant to any stock restriction agreement or other agreement between the Company and the Stockholder.

         4.11 Aggregation of Stock. All shares of Common Stock owned or acquired by an Investor or its Affiliates (assuming full conversion and exercise of all convertible and exercisable securities into Common Stock) shall be aggregated together for the purpose of determining the availability of any rights under this Agreement.

         4.12 Entire Agreement. This Agreement constitutes the entire agreement among the parties hereto with respect to the subject matter hereof.



                            [Signature Pages Follow]

         IN WITNESS WHEREOF, the parties have executed this Co-Sale and First Refusal Agreement on the day and year indicated above.


                                    COMPANY:

                                    COMVERGE, INC.

                                    By:
                                        ---------------------------------------
                                        Robert M. Chiste
                                        Chief Executive Officer

                                    INVESTORS:

                                    DATA SYSTEMS & SOFTWARE INC.

                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------

                                    EASTON HUNT CAPITAL PARTNERS, L.P.

                                    By:  EHC GP, L.P.
                                    Its:  General Partner
                                    By:  EHC, Inc.
                                    Its:  General Partner

                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------

                                    ENERTECH CAPITAL PARTNERS II L.P.

                                    By:  ECP II Management L.P.,
                                         Its General Partner

                                    By:  ECP II Management L.L.C.,
                                         Its General Partner

                                    By:
                                        ---------------------------------------
                                        David F. Lincoln
                                        Managing Director


                                    ECP II INTERFUND L.P.

                                    By:  ECP II Management L.L.C.,
                                         Its General Partner

                                    By:
                                        ---------------------------------------
                                        David F. Lincoln
                                        Managing Director

                                    E.ON VENTURE PARTNERS

                                    By:
                                        ---------------------------------------
                                         Peter Bachsleitner
                                         Managing Director

                                    By:
                                        ---------------------------------------
                                        Steffen Hasselwander
                                        Managing Director


                                    NTH POWER TECHNOLOGIES FUND II, L.P.,
                                    NTH POWER TECHNOLOGIES FUND II-A, L.P.

                                    BY: NTH POWER MANAGEMENT II, L.P.
                                        AND
                                        NTH POWER MANAGEMENT II-A, L.L.C.

                                    BY: NTH POWER L.L.C.
                                        THEIR MANAGEMENT AGENT

                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------

                                    SHELL INTERNET VENTURES B.V.

                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------

                                    STOCKHOLDERS:

                                    DATA SYSTEMS & SOFTWARE INC.


                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------




                                    ---------------------------------------
                                    Robert Chiste


                                    ---------------------------------------
                                    T. Wayne Wren


                                    ---------------------------------------
                                    Joseph Esteves


                                    ---------------------------------------
                                    Frank Magnotti


                                    ---------------------------------------
                                    Coral Almog


                                    ---------------------------------------
                                    Dick Preston


                                    ---------------------------------------
                                    John Rossi

EXHIBIT 10.32


                                                                  EXECUTION COPY


                                VOTING AGREEMENT

         THIS VOTING AGREEMENT (this "AGREEMENT") is made as of April 7, 2003, by and among Comverge, Inc., a Delaware corporation (the "COMPANY"), the holders of Series A Preferred Stock listed on Schedule A hereto (the "SERIES A PREFERRED STOCKHOLDERS"), the holders of Series A-1 Preferred Stock listed on Schedule B hereto (the "SERIES A-1 PREFERRED STOCKHOLDERS") and the holders of Common Stock of the Company listed on Schedule C hereto (the "COMMON STOCKHOLDERS" and, together with the Series A Preferred Stockholders, Series A-1 Preferred Stockholders and their respective permitted transferees, the "STOCKHOLDERS"). Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to them in the Preferred Stock Purchase Agreement of even date herewith (the "PURCHASE AGREEMENT") by and among the Company and the Investors named therein.

                                 R E C I T A L S

         WHEREAS, on the date hereof the Series A Preferred Stockholders and Series A-1 Preferred Stockholders (together, the "PREFERRED STOCKHOLDERS") are purchasing from the Company shares of its Preferred Stock pursuant to the terms of the Purchase Agreement; and

         WHEREAS, the execution and delivery of this Agreement by the Company and certain of the Stockholders is a condition to the closing of the issuance, sale and purchase of the Preferred Stock pursuant to the Purchase Agreement.

                                A G R E E M E N T

         NOW, THEREFORE, in consideration of the foregoing premises and certain other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

         1.  Definitions.   For  purposes  of  this  Agreement,   the  following
definitions shall apply:

                  (a) "Stock" shall mean any and all shares of the capital stock of the Company which a Stockholder currently holds as a "beneficial owner" (determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) or may hereafter acquire or beneficially own, including any and all shares of Common Stock, any and all Preferred Shares (as defined in Section 1(b) below), and any and all other shares of the capital stock of the Company issued as a distribution with respect to or in replacement of any of the foregoing.

                  (b)  "Preferred  Shares"  shall mean the  shares of  Preferred
         Stock and any hereafter acquired shares of the Company`s Preferred Stock, regardless of series, and any shares of Stock issued upon conversion of any such series of Preferred Stock.

         2. Size and Composition of Board of Directors. The Stockholders agree that, in any election of directors of the Company, they shall vote all shares owned or controlled by them, including all shares that they are entitled to vote under any voting trust, voting agreement or proxy, or to consent pursuant to an action by written consent of the holders of capital stock of the Company, to elect, members of the Company`s Board of Directors initially comprised of five directors, designated as follows:

                  (a) At each election of directors in which the holders of Series A Preferred Stock, voting as a separate class, are entitled to elect directors of the Company, the Series A Preferred Stockholders shall vote all of their respective shares of Series A Preferred Stock so as to elect: (i) one representative designated by Nth Power Technologies Fund II, L.P. so long as it, together with its affiliates, holds not less than 250,000 Preferred Shares (as adjusted for stock splits, dividends and the like), which individual shall initially be Tim Woodward and (ii) one representative designated by E.ON Venture Partners so long as it, together with its affiliates, holds not less than 250,000 Preferred Shares (as adjusted for stock splits, dividends and the like), which individual shall initially be Steffen Hasselwander. Any vote taken to remove any director elected pursuant to this Section 2(a), or to fill any vacancy created by the resignation, removal or death of a director elected pursuant to this Section 2(a), shall also be subject to the provisions of this Section 2(a).

                  (b) At each election of directors in which the holders of Series A-1 Preferred Stock, voting as a separate class, are entitled to elect directors of the Company, the Series A-1 Preferred Stockholders shall vote all of their respective shares of Series A-1 Preferred Stock so as to elect one representative designated by Easton Hunt Capital Partners, L.P. so long as it, together with its affiliates, holds not less than 250,000 Preferred Shares (as adjusted for stock splits, dividends and the like), which individual shall initially be Richard Schneider. In the event that no shares of Series A-1 Preferred Stock shall be outstanding and shares of Series A Preferred Stock remain outstanding, the director to be elected pursuant to this Section 2(b) shall be elected by the holders of a majority of the Series A Preferred Stock. Any vote taken to remove any director elected pursuant to this
         Section 2(b), or to fill any vacancy created by the resignation, removal or death of a director elected pursuant to this Section 2(b), shall also be subject to the provisions of this Section 2(b).

                  (c) At each election of directors in which the holders of Common Stock, voting as a separate class, are entitled to elect directors of the Company, the Common Stockholders shall vote all of their respective Stock so as to elect: (i) the person serving as Chief Executive Officer of the Company, which individual shall initially be Robert M. Chiste, and (ii) one (1) individual nominated by the holders of a majority in interest of the Common Stock, which individual shall initially be George Morgenstern. Any vote taken to remove any director elected pursuant to this Section 2(c), or to fill any vacancy created by the resignation, removal or death of a director elected pursuant to this Section 2(c), shall also be subject to the provisions of this
         Section 2(c).

                  (d) After December 31, 2003, the authorized number of directors may be increased to seven members by the vote of a majority of the directors then in office. The vacancies created by such increase shall be filled by two independent directors (the "INDEPENDENT DIRECTORS") unanimously elected by the directors then in office. At each election of directors in which the Stockholders are entitled to elect any directors of the Company in addition to those set forth in Sections 2(a), (b) and (c) above, the Stockholders shall vote all of their respective Stock so as to elect the Independent Directors.

         3. Vacancies: Removal. In the event of any vacancy in the Board of Directors, the Stockholders agree to vote all outstanding shares of Stock owned or controlled by them and to otherwise use their best efforts to fill such vacancy so that the Board of Directors of the Company will be comprised of directors designated as provided in Section 2. The Stockholders agree to vote all outstanding shares of Stock owned or controlled by them for the removal of a director whenever (but only whenever) there shall be presented to the Board of Directors the written direction that such director be removed, signed by (a) Nth Power, in the case of the director designated by Nth Power pursuant to Section 2(a)(i) of this Agreement, (b) Easton Hunt, in the case of the director designated by Easton Hunt pursuant to Section 2(b) of this Agreement; provided that if no shares of Series A-1 Preferred Stock remain outstanding, then by the holders of a majority of the Series A Preferred Stock, (c) E.ON Venture Partners, in the case of the director designated by E.On Venture Partners pursuant to Section 2(a)(ii) of this Agreement, (d) by the holders of a majority of the capital stock of the Company (on an as-converted basis) in the case of the Independent Directors or (e) the holders of a majority of the Common Stock held by Common Stockholders, in the case of any of the directors designated pursuant to Section 2(c) of this Agreement.

         4. No Liability for Election of Recommended Director. None of the parties hereto and no officer, director, stockholder, partner, employee or agent of any party makes any representation or warranty as to the fitness or competence of the nominee of any party hereunder to serve on the Board of Directors by virtue of such party`s execution of this Agreement or by the act of such party in voting for such nominee pursuant to this Agreement.

         5. Legend. During the term of this Agreement, each certificate representing shares of capital stock held by parties hereto will bear a legend in substantially the following form:

         "THE SHARES REPRESENTED HEREBY AND THE VOTING THEREOF ARE SUBJECT TO CERTAIN RESTRICTIONS AND AGREEMENTS CONTAINED IN A VOTING AGREEMENT AMONG THE HOLDER (OR THE PREDECESSOR IN INTEREST TO THE SHARES), THE COMPANY AND CERTAIN OTHER STOCKHOLDERS OF THE COMPANY. ANY PERSON ACCEPTING ANY INTEREST IN SUCH SHARES SHALL BE DEEMED TO AGREE TO AND SHALL BECOME BOUND BY ALL THE PROVISIONS OF SUCH AGREEMENT. THE COMPANY WILL UPON WRITTEN REQUEST FURNISH A COPY OF THE VOTING AGREEMENT TO THE HOLDER HEREOF WITHOUT CHARGE."

         The Company shall make a notation on its record and give instructions to any transfer agent of such capital stock in order to implement the restrictions and agreements contained in this Agreement.

         6. Termination. This Agreement shall terminate upon the earlier of (i) the consummation of a Qualified Public Offering (as defined in the Company`s Certificate of Incorporation, as the same may be amended and restated from time to time), (ii) upon the closing of any merger, recapitalization, reorganization or sale of all or substantially all of the assets of the Company which will result in the stockholders of the Company not holding, directly or indirectly, at least 50% of the voting power of the surviving, continuing or purchasing entity, or (iii) the execution and delivery of a written agreement signed by (a) the holders of a majority of the shares of Common Stock subject to this Agreement and (b) the holders of a majority of the Preferred Stock, voting or acting as a separate class.

         7. Representations and Warranties of Each Stockholder. Each Stockholder represents and warrants that such Stockholder (i) is the beneficial owner of the Stock free and clear of any liens, claims, options, charges or other encumbrances, and (ii) has full authority to vote and direct the voting of the Stock with respect to matters contemplated hereby and has full power and authority to make, enter into and carry out the terms of this Agreement.

         8. Miscellaneous.

                  (a) Equitable Relief. The parties recognize that the enforcement of this Agreement is necessary to ensure continuity in the management of the Company, and that the ascertainment of damages in the event of its breach would be difficult. The parties therefore agree that, in addition to any other available remedies, the parties shall be entitled to injunctive relief in the event of a breach hereof.

                  (b) Binding Effect. In addition to any restriction or transfer that may be imposed by any other agreement by which any party hereto may be bound, this Agreement shall be binding upon, and shall inure to the benefit of, the Stockholders and their respective heirs, successors and assigns. As a condition precedent to any sale, assignment, pledge, encumbrance or other transfer of any shares of Stock subject to this Agreement, such heir, successor or assignee shall execute and deliver an Adoption Agreement substantially in the form attached hereto as Annex A. Upon the execution and delivery of an Adoption ------- Agreement by any transferee, such transferee shall be deemed to be a party hereto as if such transferee`s signature appeared on the signature pages hereto. By their execution hereof or any Adoption Agreement, each of the parties hereto appoints the Company as its attorney-in-fact for the purpose of executing any Adoption Agreement which may be required to be delivered hereunder.

                  (c) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without regard to conflicts of law principles thereof.

                  (d) Severability. If any provision of this Agreement should be held to be invalid, illegal or unenforceable, the parties intend the remaining provisions of this Agreement to be constructed as if such invalid, illegal or unenforceable provision had never been contained herein.

                  (e) Amendments. Other than with respect to amendments to Schedule A, Schedule B and Schedule C hereto, which may be amended by the Company to reflect additional Series A Preferred Stockholders, Series A-1 Preferred Stockholders or Common Stockholders or their permitted transferees, this Agreement may be altered, amended or modified at any time only upon approval of such alteration, amendment or modification (each, an "AMENDMENT") by written consent of (i) the holders of a majority of the shares of Common Stock subject to this Agreement and (ii) the holders of at least a majority of the Preferred Shares. The Company shall promptly notify the holders of each class of the Company`s voting stock that an Amendment has been approved in accordance with the terms of this paragraph.

                  (f) Notices. All notices and other communications hereunder shall be in writing and shall be deemed given if delivered personally or by commercial delivery service, or mailed by registered or certified mail (return receipt requested) or sent via facsimile (with confirmation of receipt) to the parties at the address for such party set forth beneath such party`s name on Schedule A, Schedule B or Schedule C hereto (or at such other address for a party as shall be specified by like notice) and, in the case of the Company:

                  Comverge, Inc.
                  23 Vreeland Road, Suite 160
                  Florham Park, NJ  07932
                  Fax:  (973) 360-2220
                  Attn:  Chief Executive Officer

                  with a copy to

                  Andrews & Kurth L.L.P.
                  111 Congress Ave., Suite 1700
                  Austin, Texas 78701
                  Fax:  (512) 320-9292
                                    Attn:  Carmelo M. Gordian

                  Notice given by facsimile shall be confirmed by appropriate answer back and shall be effective upon actual receipt if received during the recipient`s normal business hours, or at the beginning of the recipient`s next business day after receipt if not received during the recipient`s normal business hours. All notices by facsimile shall be confirmed promptly after transmission in writing by certified mail or personal delivery. Any party may change any address to which notice is to be given to it by giving notice as provided above of such change of address.

                  (g) Board Expenses. The Company will bear all reasonable and documented travel expenses incurred by directors in connection with their attendance at board and board committee meetings and other expenses as may be authorized from time to time by the board of directors.

                  (h) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which shall be one and the same document.

                  (i)  Headings.   The  headings  of  this   Agreement  are  for
         convenience only and do not constitute a part of this Agreement.

                  (j) Share Numbers. All share numbers set forth in this Agreement shall be determined on an as-adjusted basis to reflect any stock dividends, stock splits, combinations, recapitalizations or the like after the date hereof.

                  (k) Entire Agreement. This Agreement and the schedules attached hereto is intended to be the sole agreement of the parties as it relates to the subject matter hereof and does hereby supersede all other agreements of the parties relating to the subject matter hereof, including, but not limited to the Prior Agreement.



                            [Signature Pages Follow]

         IN WITNESS WHEREOF, the parties execute this Voting Agreement as of the date first set forth above.



                                    COMPANY:

                                    COMVERGE, INC.

                                    By:
                                        ---------------------------------------
                                        Robert M. Chiste
                                        Chief Executive Officer



               [Signature Page to Comverge, Inc. Voting Agreement]

                                    SERIES A PREFERRED STOCKHOLDERS:


                                    DATA SYSTEMS & SOFTWARE INC.

                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------

                                    EASTON HUNT CAPITAL PARTNERS, L.P.

                                    By:  EHC GP, L.P.
                                    Its:  General Partner
                                    By:  EHC, Inc.
                                    Its:  General Partner

                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------

                                    ENERTECH CAPITAL PARTNERS II L.P.

                                    By:  ECP II Management L.P.,
                                         Its General Partner

                                    By:  ECP II Management L.L.C.,
                                         Its General Partner

                                    By:
                                        ---------------------------------------
                                        David F. Lincoln
                                        Managing Director


                                    ECP II INTERFUND L.P.

                                    By:  ECP II Management L.L.C.,
                                         Its General Partner

                                    By:
                                        ---------------------------------------
                                        David F. Lincoln
                                        Managing Director


               [Signature Page to Comverge, Inc. Voting Agreement]

                                    E.ON VENTURE PARTNERS

                                    By:
                                        ---------------------------------------
                                         Peter Bachsleitner
                                         Managing Director

                                    By:
                                        ---------------------------------------
                                        Steffen Hasselwander
                                        Managing Director


                                    NTH POWER TECHNOLOGIES FUND II, L.P.,
                                    NTH POWER TECHNOLOGIES FUND II-A, L.P.

                                    BY: NTH POWER MANAGEMENT II, L.P.
                                        AND
                                        NTH POWER MANAGEMENT II-A, L.L.C.

                                    BY: NTH POWER L.L.C.
                                        THEIR MANAGEMENT AGENT

                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------

                                    SHELL INTERNET VENTURES B.V.

                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------


               [Signature Page to Comverge, Inc. Voting Agreement]

                                    SERIES A-1 PREFERRED STOCKHOLDERS:


                                    EASTON HUNT CAPITAL PARTNERS, L.P.

                                         By:  EHC GP, L.P.
                                         Its:  General Partner
                                         By:  EHC, Inc.
                                         Its:  General Partner


                                    By:
                                        ---------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                          -------------------------------------

                                    COMMON STOCKHOLDERS:

                                    DATA SYSTEMS & SOFTWARE INC.

                                    By:
                                        ----------------------------------------

                                    Name:
                                        ----------------------------------------

                                    Title:
                                          --------------------------------------

EXHIBIT 10.33


                            LAURUS MASTER FUND, LTD.
                       C/O LAURUS CAPITAL MANAGEMENT, LLC
                         152 WEST 57TH STREET, 4TH FLOOR
                            NEW YORK, NEW YORK 10019

                                                             As of April 1, 2003

Data Systems & Software Inc.
200 Route 17 South
Mahwah, New Jersey 07430

Gentlemen:

Reference is made to that certain Registration Rights Agreement ("Registration Rights Agreement"), dated as of December 5, 2002, by and between Laurus Master Fund, Ltd. ("Laurus") and Data Systems & Software Inc. ("DSSI"), and that certain Convertible Note (the "Note"), dated December 4, 2002, made by and among DSSI, Comverge Technologies, Inc. ("Comverge") and Laurus. Capitalized terms used in this letter agreement (this "Agreement"), and not otherwise defined herein, shall have the meanings defined in the Registration Rights Agreement.

Pursuant to the Registration Rights Agreement, DSSI agreed to register by April 4, 2003 the shares of DSSI common stock, $.01 par value (the "Common Stock"), issuable upon the conversion of up to $600,000 of the outstanding principal of the Note (the "Note Shares") and the shares of Common Stock issuable upon the exercise of a warrant purchased by Laurus from DSSI in connection with the purchase of the Note (the "Warrant Shares").

On January 3, 2003, DSSI filed a registration statement covering the Note Shares and the Warrant Shares. On January 28, 2003, the Securities and Exchange Commission (the "SEC") informed DSSI that because the Note Shares are issuable upon the conversion of a revolving credit facility, such shares could not be registered until issued.

To address the SEC`s comments on the registration statement and the pending pay off and termination of the Note by Comverge, Laurus has agreed to purchase from DSSI, and DSSI has agreed to sell to Laurus, 400,000 shares of Common Stock (the "Shares"), at a purchase of $1.50 per share, for an aggregate purchase price of $600,000 (the "Purchase Price"). DSSI has also agreed to register the Shares as promptly as possible.

In consideration of the foregoing premises and certain other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

      1. Purchase of Stock. Subject to the terms and conditions set forth herein, Laurus hereby subscribes for and agrees to purchase, and DSSI hereby agrees to sell to Laurus, the Shares in consideration of the payment by Laurus of the Purchase Price.

      2. Delivery. At the Closing (as defined below), Laurus shall deliver to DSSI the Purchase Price in immediately available funds wired to an account designated in writing by DSSI, and a duly and validly executed registration rights agreement, substantially in the form annexed hereto on Schedule A (the "Registration Rights Agreement"), and DSSI shall deliver to Laurus a certificate representing the Shares and a duly and validly executed Registration Rights Agreement.

      3 Closing. The closing of the purchase and sale of the Shares (the "Closing") shall take place on such date and time as shall be mutually agreed to by the parties hereto, but no later than two (2) business days after the outstanding principal of the Note has been paid in full and terminated by Comverge, and at such place as shall be mutually agreed to by the parties hereto. The date and time of the Closing is referred to as the "Closing Date."

      4. Representations of Laurus. Laurus makes the following representations and warranties to DSSI, each and all of which shall survive the execution and delivery of this Agreement and the Closing hereunder:

      (a) Requisite Power and Authority. Laurus has all necessary power and authority under all applicable provisions of law to execute and deliver this Agreement and the related registration rights agreement, and to carry out their provisions. All corporate action on Laurus`s part required for the lawful execution and delivery of this Agreement and the Registration Rights Agreements have been or will be effectively taken prior to the Closing. Upon their execution and delivery, this Agreement and the Registration Rights Agreement will be valid and binding obligations of Laurus, enforceable in accordance with their terms, except (a) as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application affecting enforcement of creditors` rights, and (b) as limited by general principles of equity that restrict the availability of equitable and legal remedies.

      (b) Investment Representations. Laurus understands that the Shares are being offered and sold pursuant to an exemption from registration contained in the Securities Act of 1933, as amended (the "Securities Act") based in part upon Laurus`s representations contained in the Agreement, including, without limitation, that Laurus is an "accredited investor" within the meaning of Regulation D under the Securities Act. Laurus has received or has had full access to all the information it considers necessary or appropriate to make an informed investment decision with respect to the Shares to be purchased by it under this Agreement. Laurus further has had an opportunity to ask questions and receive answers from DSSI regarding DSSI`s business, management and financial affairs and the terms and conditions of the offer and sale of the Shares and to obtain additional information (to the extent DSSI possessed such information or could acquire it without unreasonable effort or expense) necessary to verify any information furnished to Laurus or to which Laurus had access.

      (c) Laurus Bears Economic Risk. Laurus has substantial experience in evaluating and investing in private placement transactions of securities in companies similar to DSSI so that it is capable of evaluating the merits and risks of its investment in DSSI and has the capacity to protect its own interests. Laurus must bear the economic risk of this investment until the Shares are sold pursuant to (i) an effective registration statement under the Securities Act, or (ii) an exemption from registration is available.

      (d) Acquisition for Own Account. Laurus is acquiring the Shares for its own account for investment only, and not as a nominee or agent and not with a view towards or for resale in connection with their distribution.

      (e) Laurus Can Protect Its Interest. Laurus represents that by reason of its, or of its management`s, business and financial experience, Laurus has the capacity to evaluate the merits and risks of its investment in the Shares and to protect its own interests in connection with the transactions contemplated in this Agreement and the Registration Rights Agreement. Further, Laurus is aware of no publication of any advertisement in connection with the transactions contemplated in the Agreement or the Registration Rights Agreement.

      (f) Accredited Investor. Laurus represents that it is an accredited investor within the meaning of Regulation D under the Securities Act.

      (g) Legends. The Shares shall bear a legend that shall be in substantially the following form until such shares are covered by an effective registration statement filed with the SEC:

            "THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR IF APPLICABLE, STATE SECURITIES LAWS. THESE SHARES MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH SECURITIES ACT AND APPLICABLE STATE LAWS OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO DATA SYSTEMS & SOFTWARE INC. THAT SUCH REGISTRATION IS NOT REQUIRED."

      5. DSSI`s Representations and Warranties. DSSI makes the following representations and warranties to Laurus:

      (a) Organization and Corporate Power. DSSI is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. DSSI has all required corporate power and authority to carry on its business as presently conducted, to enter into and perform this Agreement and the Registration Rights Agreement, and to carry out the transactions contemplated hereby and thereby, including the issuance and sale of the Shares.

      (b) Authorization. DSSI has all requisite power and authority to issue, sell and deliver the Shares in accordance with and upon the terms and conditions set forth in this Agreement and to register the Shares pursuant to the Registration Rights Agreement, and all corporate action required to be taken by DSSI for the due and proper authorization, issuance and delivery of the Shares will, upon delivery thereof, have been taken. The Shares, when sold and paid for as contemplated in this Agreement, will be duly authorized, validly issued, fully paid and non-assessable and, except as otherwise provided by applicable law, free of all liens, claims and encumbrances.

      (c) Binding Obligation; No Violation; No Consent. This Agreement and the Registration Rights Agreement each constitutes a valid and binding obligation of DSSI, enforceable against DSSI in accordance with its terms, except (a) as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application affecting enforcement of creditors` rights, and (b) as limited by general principles of equity that restrict the availability of equitable and legal remedies. The execution and delivery by DSSI of this Agreement and the Registration Rights Agreement and the performance by DSSI of the transactions contemplated hereby and thereby, including the issuance and delivery of the Shares, do not and will not: (A) violate, conflict with or result in a default (whether after the giving of notice, lapse of time or both) under any material contract or obligation to which DSSI is a party or by which it or its assets are bound and which have not been waived, or any provision of the articles of incorporation or bylaws of DSSI; (B) to DSSI`s knowledge, violate or result in a violation of, or constitute a default under, any provision of any material law, regulation or rule, or any order of, or any restriction imposed by, any court or governmental agency applicable to DSSI; (C) require from DSSI any notice to, declaration or filing with, or consent or approval of any governmental authority or third party other than as may be required to secure an exemption from registration or qualification of the offer and sale of the Shares under the Securities Act and applicable state or foreign securities and blue sky laws; or
(D) accelerate any obligation under, or give rise to a right of termination of, any material agreement, permit, license or authorization to which DSSI is a party or by which DSSI is bound.

      (d) Securities Laws. In reliance on the investment representations of Laurus contained in Section 4 hereof, the offer, issuance, sale and delivery of the Shares, as provided in this Agreement, are exempt from the registration requirements of the Securities Act and all applicable state securities laws, and are otherwise in compliance with such laws in all material respects. Neither DSSI nor any person acting on its behalf has taken or will take any action which might subject the offering, issuance or sale of the Shares to the registration requirements of Section 5 of the Securities Act.

      6. Registration of the Shares; Restrictions on Transfer of Shares. The Shares will be registered in accordance with the Registration Rights Agreement. Commencing on the date hereof and ending on June 5, 2003, Laurus shall not sell or otherwise dispose of, on a monthly basis, the number of Shares that exceeds 25% of the average daily trading volume of the shares of Common Stock on the Nasdaq SmallCap Market (or any successor exchange) for such month (as determined on a rolling basis).

      7. Miscellaneous.

      (a) Notices. All notices and other communications provided herein shall be in writing and delivered to each party`s address set forth above. Notice shall be deemed delivered (i) three (3) days after the deposit in the U.S. mail of a writing addressed as above and sent first class mail, certified, return receipt requested, (ii) upon hand delivery, (iii) one business day after deposit with Federal Express or other recognized over-night courier service, or (iv) when actually received. Either party may change the address for notice by notifying the other party of such change in accordance with this Section 7(a).

      (b) Counterparts; Entire Agreement. This Agreement may be executed in counterparts. This Agreement constitutes the entire agreement between the parties hereto with respect tot he subject matter hereof.

      (c) Binding Effect. The provisions of this Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, legal representatives, successors and assigns.

      (d) Amendment; Waiver. This Agreement may be amended only by a written instrument signed by the parties hereto which specifically states that it is amending this Agreement, and no term of this Agreement may be waived except in writing signed by the party waiving such term. No waiver by the parties hereto of any default or breach of any term, condition or covenant of this Agreement shall be deemed to be a waiver of any subsequent default or breach of the same or any other term, condition or covenant contained herein.

      (e) Applicable Governing Law; Jurisdiction. This Agreement and the rights and obligations of the parties hereto shall be governed by and constructed and enforced in accordance with, the laws of the State of New York. Each party hereby irrevocably consents and agrees that any legal or equitable action or proceeding based upon, arising under or relating to this Agreement shall be brought exclusively in any Federal or state court in the County of New York, State of New York. Each party hereby irrevocably consents to the personal jurisdiction of each such court.

      (f) Headings. The headings herein are for convenience of reference only, do not constitute a part of this Agreement, and shall not be deemed to limit, expand or otherwise affect any of the provisions hereof.



                        [SIGNATURES APPEAR ON NEXT PAGE]

      If the foregoing accurately reflects your understanding, please sign a copy of this letter and return it to the undersigned.



                                               Very truly yours,

                                               LAURUS MASTER FUND, LTD.


                                               By: /s/David Grin
                                                   -----------------------------
                                                   Name:  David Grin
                                                   Title:  Partner

AGREED AND ACCEPTED:

DATA SYSTEMS & SOFTWARE INC.


By: /s/ George Morgenstern
    --------------------------------
    Name:  George Morgenstern
    Title: Chief Executive Officer
           and President

                   SCHEDULE A - REGISTRATION RIGHTS AGREEMENT

                          REGISTRATION RIGHTS AGREEMENT

      This Registration Rights Agreement (this "Agreement") is made and entered into as of April 1, 2003, by and between Data Systems & Software Inc., a Delaware corporation (the "Company"), and Laurus Master Fund, Ltd., a Cayman Islands company (the "Purchaser").

      This Agreement is made pursuant to that certain letter agreement, dated as of the date hereof, between the Purchaser and the Company (the "Letter Agreement"), and pursuant to the Note. The Company and the Purchaser hereby agree as follows:

      1. Definitions. As used in this Agreement, the following terms shall have the following meanings:

         "Closing Date" means the Closing Date under the Letter Agreement.

         "Effectiveness  Date"  means the 30th day  following  the Filing  Date.

         "Effectiveness  Period"  shall  have the  meaning  set forth in Section
2(a).

         "Filing Date" means, with respect to the Registration Statement required to be filed hereunder, the seventh day following the date on which the Company filed its annual report on Form 10-K for the fiscal year ended December 31, 2002.

         "Holder" or "Holders" means the Purchaser or any of its affiliates to the extent any of them hold Registerable Securities.

         "Indemnified  Party" shall have the meaning set forth in Section  5(c).

         "Indemnifying  Party" shall have the meaning set forth in Section 5(c).

         "Losses" shall have the meaning set forth in Section 5(a).

         "Proceeding" means an action, claim, suit, investigation or proceeding (including, without limitation, an investigation or partial proceeding, such as a deposition), whether commenced or threatened.

         "Prospectus" means the prospectus included in a Registration Statement (including, without limitation, a prospectus that includes any information previously omitted from a prospectus filed as part of an effective registration statement in reliance upon Rule 430A promulgated under the Securities Act), as amended or supplemented by any prospectus supplement, with respect to the terms of the offering of any portion of the Registrable Securities covered by the Registration Statement, and all other amendments and supplements to the Prospectus, including post-effective amendments, and all material incorporated by reference or deemed to be incorporated by reference in such Prospectus.

         "Registrable Securities" means the shares of Common Stock issued pursuant to the Letter Agreement.

         "Registration Statement" means the registration statement required to be filed hereunder, including the Prospectus, amendments and supplements to such
registration   statement  or  Prospectus,
including pre- and post-effective amendments, all exhibits thereto, and all material incorporated by reference or deemed to be incorporated by reference in such registration statement.

         "Rule 144" means Rule 144 promulgated by the Commission pursuant to the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission having substantially the same effect as such Rule.

         "Rule 415" means Rule 415 promulgated by the Commission pursuant to the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission having substantially the same effect as such Rule.

         "Rule 424" means Rule 424 promulgated by the Commission pursuant to the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission having substantially the same effect as such Rule.

         2. Registration.

         (a) On or prior to the Filing Date, the Company shall prepare and file with the Commission a Registration Statement covering the Registrable Securities for an offering to be made on a continuous basis pursuant to Rule 415. The Registration Statement shall be on Form S-3 (except if the Company is not then eligible to register for resale the Registrable Securities on Form S-3, in which case such registration shall be on another appropriate form in accordance herewith) and shall contain (except if otherwise required by the Commission) the "Plan of Distribution" attached hereto as Annex A. The Holders acknowledge that the Registerable Securities are subject to a six-month restriction on transferability as set forth in the Note and the Warrant. The Company shall cause the Registration Statement to become effective and remain effective as provided herein. The Company shall use its reasonable commercial efforts to cause the Registration Statement to be declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event no later than the Effectiveness Date, and shall keep the Registration Statement continuously effective under the Securities Act until the date which is the earlier date of when (i) all Registrable Securities have been sold or (ii) all Registrable Securities may be sold immediately without registration under the Securities Act and without volume restrictions pursuant to Rule 144(k), as determined by the counsel to the Company pursuant to a written opinion letter to such effect, addressed and acceptable to the Company`s transfer agent and the affected Holders (the "Effectiveness Period").

         (b) If: (i) any Registration Statement is not filed on or prior to the Filing Date; (ii) a Registration Statement filed hereunder is not declared effective by the Commission by the Effectiveness Date; (iii) after a Registration Statement is filed with and declared effective by the Commission, such Registration Statement ceases to be effective (by suspension or otherwise) as to all Registrable Securities to which it is required to relate at any time prior to the expiration of the Effectiveness Period (without being succeeded immediately by an additional registration statement filed and declared effective) for a period of time which shall exceed 30 days in the aggregate per year but not more than 20 consecutive calendar days (defined as a period of 365 days commencing on the date the Registration Statement is declared effective); or (iv) the Common Stock is not listed or quoted, or is suspended from trading on any Trading Market for a period of three (3) consecutive Trading Days (provided the Company shall not have been able to cure such trading suspension within 60 days of the notice thereof or list the Common Stock on any of the Pink Sheets, the NASD OTC Bulletin Board, NASDAQ SmallCap Market, the Nasdaq National Market, American Stock Exchange or New York Stock Exchange (the "Trading Market"))(any such failure or breach being referred to as an "Event," and for purposes of clause (i), (ii) or (v) the date on which such Event occurs, or for purposes of clause (iii) the date which such 30 day or 20 consecutive day period (as the case may be) is exceeded, or for purposes of clause (iv) the date on which such 60 day period is exceeded, being referred to as "Event Date"), then until the applicable Event is cured, the Company shall pay to each Holder an amount in cash, as liquidated damages and not as a penalty, of $2,500 for the first two thirty (30) day periods and $5,000 for each thirty (30) day period thereafter (prorated for partial periods). Such liquidation damages shall be paid not less than each thirty (30) days during an Event and within three (3) days following the date on which such Event has been cured by the Company

         3. Registration Procedures If and whenever the Company is required by the provisions hereof to effect the registration of the Registrable Securities under the Act, the Company will, as expeditiously as possible:

         (a) prepare and file with the SEC a registration statement with respect to such securities and use its best efforts to cause such registration statement to become and remain effective for the period of the distribution contemplated thereby (determined as herein provided), and promptly provide to the Purchaser copies of all filings and SEC letters of comment;

         (b) prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective until the earlier of: (i) six months after the latest exercise period of the Warrant; (ii) four years after the Closing Date, or (iii) the date on which the Purchaser has disposed of all of the Registrable Securities covered by such registration statement in accordance with the Purchaser`s intended method of disposition set forth in such registration statement for such period;

         (c) furnish to the Purchaser such number of copies of the registration statement and the prospectus included therein (including each preliminary prospectus) as the Purchaser reasonably may request to facilitate the public sale or disposition of the securities covered by such registration statement;

         (d) use its commercially reasonable efforts to register or qualify the Purchaser`s Registrable Securities covered by such registration statement under the securities or "blue sky" laws of such jurisdictions as the Purchaser, provided, however, that the Company shall not for any such purpose be required to qualify generally to transact business as a foreign corporation in any jurisdiction where it is not so qualified or to consent to general service of process in any such jurisdiction;

         (e) list the Registrable Securities covered by such registration statement with any securities exchange on which the Common Stock of the Company is then listed;

         (f) immediately notify the Purchaser at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event of which the Company has knowledge as a result of which the prospectus contained in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing; and

         (g) make available for inspection by the Purchaser and any attorney, accountant or other agent retained by the Purchaser, all publicly available, non-confidential financial and other records, pertinent corporate documents and properties of the Company, and cause the Company`s officers, directors and employees to supply all publicly available, non-confidential information reasonably requested by the attorney, accountant or agent of the Purchaser.

         4. Registration Expenses. All expenses incurred by the Company in complying with Sections 2 and 3 hereof, including, without limitation, all registration and filing fees, printing expenses, fees and disbursements of counsel and independent public accountants for the Company, fees and expenses (including reasonable counsel fees) incurred in connection with complying with state securities or "blue sky" laws, fees of the NASD, transfer taxes, fees of transfer agents and registrars, fees of, and disbursements incurred by, one counsel for the Holders, whose fees shall not exceed $1,000, and costs of insurance are called "REGISTRATION EXPENSES". All underwriting discounts and selling commissions applicable to the sale of Registrable Securities, including any fees and disbursements of any special counsel to the Holders beyond those included in Registration Expenses, are called "SELLING EXPENSES."

         5. Indemnification. (a) In the event of a registration of any Registrable Securities under the Securities Act pursuant to this Agreement, the Company will indemnify and hold harmless the Purchaser, and its officers, directors and each other person, if any, who controls the Purchaser within the meaning of the Securities Act, against any losses, claims, damages or liabilities, joint or several, to which the Purchaser, or such persons may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement under which such Registrable Securities were registered under the Securities Act pursuant to this Agreement, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereof, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse the Purchaser, and each such person for any reasonable legal or other expenses incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the Company will not be liable in any such case if and to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission so made in conformity with information furnished by the Purchaser or any such person in writing specifically for use in any such document.

         (b) In the event of a registration of the Registrable Securities under the Securities Act pursuant to this Agreement, the Purchaser will indemnify and hold harmless the Company, and its officers, directors and each other person, if any, who controls the Company within the meaning of the Securities Act, against all losses, claims, damages or liabilities, joint or several, to which the Company or such persons may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in the registration statement under which such Registrable Securities were registered under the Securities Act pursuant to this Agreement, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereof, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse the Company and each such person for any reasonable legal or other expenses incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action, provided, however, that the Purchaser will be liable in any such case if and only to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission so made in conformity with information furnished in writing to the Company by the Purchaser specifically for use in any such document.

         (c) Promptly after receipt by an indemnified party hereunder of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against the indemnifying party hereunder, notify the indemnifying party in writing thereof, but the omission so to notify the indemnifying party shall not relieve it from any liability which it may have to such indemnified party other than under this Section 5(c) and shall only relieve it from any liability which it may have to such indemnified party under this
Section 5(c) if and to the extent the
indemnifying party is prejudiced by such omission. In case any such action shall be brought against any indemnified party and it shall notify the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate in and, to the extent it shall wish, to assume and undertake the defense thereof with counsel satisfactory to such indemnified party, and, after notice from the indemnifying party to such indemnified party of its election so to assume and undertake the defense thereof, the indemnifying party shall not be liable to such indemnified party under this Section 5(c) for any legal expenses subsequently incurred by such indemnified party in connection with the defense thereof; if the indemnified party retains its own counsel, then the indemnified party shall pay all fees, costs and expenses of such counsel, provided, however, that, if the defendants in any such action include both the indemnified party and the indemnifying party and the indemnified party shall have reasonably concluded that there may be reasonable defenses available to it which are different from or additional to those available to the indemnifying party or if the interests of the indemnified party reasonably may be deemed to conflict with the interests of the indemnifying party, the indemnified parties shall have the right to select one separate counsel and to assume such legal defenses and otherwise to participate in the defense of such action, with the reasonable expenses and fees of such separate counsel and other expenses related to such participation to be reimbursed by the indemnifying party as incurred.

         (d) In order to provide for just and equitable contribution in the event of joint liability under the Securities Act in any case in which either
(i) the Purchaser, or any controlling person of the Purchaser, makes a claim for indemnification pursuant to this Section 5(c) but it is judicially determined (by the entry of a final judgment or decree by a court of competent jurisdiction and the expiration of time to appeal or the denial of the last right of appeal) that such indemnification may not be enforced in such case notwithstanding the fact that this Section 5(c) provides for indemnification in such case, or (ii) contribution under the Securities Act may be required on the part of the Purchaser or controlling person of the Purchaser in circumstances for which indemnification is provided under this Section 5(c); then, and in each such case, the Company and the Purchaser will contribute to the aggregate losses, claims, damages or liabilities to which they may be subject (after contribution from others) in such proportion so that the Purchaser is responsible only for the portion represented by the percentage that the public offering price of its securities offered by the registration statement bears to the public offering price of all securities offered by such registration statement, provided, however, that, in any such case, (A) the Purchaser will not be required to contribute any amount in excess of the public offering price of all such securities offered by it pursuant to such registration statement; and (B) no person or entity guilty of fraudulent misrepresentation (within the meaning of Section 10(f) of the Act) will be entitled to contribution from any person or entity who was not guilty of such fraudulent misrepresentation.

         6. Representations and Warranties

         The Common Stock of the Company is registered pursuant to Section 12(b) or 12(g) of the Exchange Act and the Company has timely filed all proxy statements, reports, schedules, forms, statements and other documents required to be filed by it under the Exchange Act. The Company has filed (i) its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and (ii) its
Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 (collectively, the "SEC Reports"). The Company is eligible to file with the Commission a registration statement on Form S-3 pursuant to Instruction I.B.3 thereof. Each SEC Report was, at the time of its filing, in substantial compliance with the requirements of its respective form and none of the SEC Reports, nor the financial statements (and the notes thereto) included in the SEC Reports, as of their respective filing dates, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The financial statements of the Company included in the SEC Reports comply as to form in all material respects with applicable accounting requirements and the published rules and regulations of the Commission or other applicable rules and regulations with respect thereto. Such financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applied on a consistent basis during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto or (ii) in the case of unaudited interim statements, to the extent they may not include footnotes or may be condensed) and fairly present in all material respects the financial condition, the results of operations and the cash flows of the Company and its subsidiaries, on a consolidated basis, as of, and for, the periods presented in each such SEC Report.

         The Company Common Stock is listed for trading on the Nasdaq SmallCap Market and satisfies all requirements for the continuation of such listing. The Company has not received any notice that its Common Stock will be delisted from the Nasdaq SmallCap Market or that the Common Stock does not meet all requirements for the continuation of such listing. Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf, has directly or indirectly made any offers or sales of any security or solicited any offers to buy any security under circumstances that would cause the offering of the Shares pursuant to this Agreement to be integrated with prior offerings by the Company for purposes of the Securities Act which would prevent the Company from selling the Common Stock pursuant to Rule 506 under the Securities Act, or any applicable exchange-related stockholder approval provisions. Nor will the Company or any of its affiliates or subsidiaries take any action or steps that would cause the offering of the Securities to be integrated with other offerings.

         The Registrable Securities are restricted securities under the Securities Act as of the date of this Agreement. The Company will not issue any stop transfer order or other order impeding the sale and delivery of any of the Registrable Securities at such time as the Registrable Securities are registered for public sale or an exemption from registration is available, except as required by federal or state securities laws or except for restrictions agreed upon in writing by the Company and the Purchaser.

         The Company understands the nature of the Registrable Securities issued to the Purchaser and recognizes that the Registerable Securities may have a potential dilutive effect. The Company specifically acknowledges that its obligation to issue the Registrable Securities is binding upon the Company and enforceable regardless of the dilution such issuance may have on the ownership interests of other shareholders of the Company. Except for agreements made in the ordinary course of business, there is no agreement that has not been filed with the SEC as an exhibit to a registration statement or to a form required to be filed by the Company under the Securities Exchange Act the breach of which could have a material and adverse effect on the Company and its subsidiaries, or would prohibit or otherwise interfere with the ability of the Company to enter into and perform any of its obligations under this Agreement in any material respect.

         7. Miscellaneous

         (a) Remedies. In the event of a breach by the Company or by a Holder, of any of their obligations under this Agreement, each Holder or the Company, as the case may be, in addition to being entitled to exercise all rights granted by law and under this Agreement, including recovery of damages, will be entitled to specific performance of its rights under this Agreement.

         (b) No Piggyback on Registrations. Neither the Company nor any of its security holders (other than the Holders in such capacity pursuant hereto) may include securities of the Company in the Registration Statement other than the Registrable Securities, and the Company shall not after the date hereof enter into any agreement providing any such right for inclusion of shares in the Registration Statement to any of its security holders. The Company has not previously entered into any agreement granting any registration rights with respect to any of its securities to any Person (other than to the Purchaser) which has not been fully satisfied.

         (c) Compliance. Each Holder covenants and agrees that it will comply with the prospectus delivery requirements of the Securities Act as applicable to it in connection with sales of Registrable Securities pursuant to the Registration Statement.

         (d) Discontinued Disposition. Each Holder agrees by its acquisition of such Registrable Securities that, upon receipt of a notice from the Company of the occurrence of a Discontinuation Event, such Holder will forthwith discontinue disposition of such Registrable Securities under the Registration Statement until such Holder`s receipt of the copies of the supplemented Prospectus and/or amended Registration Statement or until it is advised in writing (the "Advice") by the Company that the use of the applicable Prospectus may be resumed, and, in either case, has received copies of any additional or supplemental filings that are incorporated or deemed to be incorporated by reference in such Prospectus or Registration Statement. The Company may provide appropriate stop orders to enforce the provisions of this paragraph. For purposes of this Section 7(d), a "Discontinuation Event" shall mean (i) when a Prospectus or any Prospectus supplement or post-effective amendment to the Registration Statement is proposed to be filed; (ii) when the Commission notifies the Company whether there will be a "review" of such Registration Statement and whenever the Commission comments in writing on such Registration Statement (the Company shall provide true and complete copies thereof and all written responses thereto to each of the Holders); (iii) any request by the Commission or any other Federal or state governmental authority for amendments or supplements to the Registration Statement or Prospectus or for additional information; (iv) the issuance by the Commission of any stop order suspending the effectiveness of the Registration Statement covering any or all of the Registrable Securities or the initiation of any Proceedings for that purpose;
(v) the receipt by the Company of any notification with respect to the suspension of the qualification or exemption from qualification of any of the Registrable Securities for sale in any jurisdiction, or the initiation or threatening of any Proceeding for such purpose; and (vi) the occurrence of any event or passage of time that makes the financial statements included in the Registration Statement ineligible for inclusion therein or any statement made in the Registration Statement or Prospectus or any document incorporated or deemed to be incorporated therein by reference untrue in any material respect or that requires any revisions to the Registration Statement, Prospectus or other documents so that, in the case of the Registration Statement or the Prospectus, as the case may be, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

         (e) Piggy-Back Registrations. If at any time during the Effectiveness Period there is not an effective Registration Statement covering all of the Registrable Securities and the Company shall determine to prepare and file with the Commission a registration statement relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with stock option or other employee benefit plans, then the Company shall send to each Holder written notice of such determination and, if within fifteen days after receipt of such notice, any such Holder shall so request in writing, the Company shall include in such registration statement all or any part of such Registrable Securities such holder requests to be registered, subject to customary underwriter cutbacks applicable to all holders of registration rights and subject to the consent of any selling stockholder(s) under such registration statement.

         (f) Amendments and Waivers. The provisions of this Agreement, including the provisions of this sentence, may not be amended, modified or supplemented, and waivers or consents to departures from the provisions hereof may not be given, unless the same shall be in writing and signed by the Company and the Holders of the then outstanding Registrable Securities. Notwithstanding the foregoing, a waiver or consent to depart from the provisions hereof with respect to a matter that relates exclusively to the rights of certain Holders and that does not directly or indirectly affect the rights of other Holders may be given by Holders of at least a majority of the Registrable Securities to which such waiver or consent relates; provided, however, that the provisions of this sentence may not be amended, modified, or supplemented except in accordance with the provisions of the immediately preceding sentence.

         (G) NOTICES. ANY NOTICE OR REQUEST HEREUNDER MAY BE GIVEN TO THE COMPANY OR PURCHASER AT THE RESPECTIVE ADDRESSES SET FORTH BELOW OR AS MAY HEREAFTER BE SPECIFIED IN A NOTICE DESIGNATED AS A CHANGE OF ADDRESS UNDER THIS
SECTION 7(G). ANY NOTICE OR REQUEST HEREUNDER SHALL BE GIVEN BY REGISTERED OR CERTIFIED MAIL, RETURN RECEIPT REQUESTED, HAND DELIVERY, OVERNIGHT MAIL OR TELECOPY (CONFIRMED BY MAIL). NOTICES AND REQUESTS SHALL BE, IN THE CASE OF THOSE BY HAND DELIVERY, DEEMED TO HAVE BEEN GIVEN WHEN DELIVERED TO ANY OFFICER OF THE PARTY TO WHOM IT IS ADDRESSED, IN THE CASE OF THOSE BY MAIL OR OVERNIGHT MAIL, DEEMED TO HAVE BEEN GIVEN WHEN DEPOSITED IN THE MAIL OR WITH THE OVERNIGHT MAIL CARRIER, AND, IN THE CASE OF A TELECOPY, WHEN CONFIRMED. THE ADDRESS FOR SUCH NOTICES AND COMMUNICATIONS SHALL BE AS FOLLOWS:



If to the Company:     Data Systems & Software Inc.
                       200 Route 17 South
                       Mahwah, New Jersey 07430
                       Attention:  Mr. George Morgenstern
                       Facsimile: 201-529-3163

                       With a copy to:

                       Sheldon Krause, Esq.
                       Ehrenreich Eilenberg & Krause LLP
                       11 East 44th Street
                       New York, New York 10017
                       Facsimile:  212-986-2399

                  If to a Purchaser: To the address set forth under such Purchaser name on the signature pages hereto.

If to any other Person who is then the registered Holder:

         To the address of such Holder as it appears in the stock transfer books of the Company or such other address as may be designated in writing hereafter, in the same manner, by such Person.

         (h) Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the successors and permitted assigns of each of the parties and shall inure to the benefit of each Holder. The Company may not assign its rights or obligations hereunder without the prior written consent of each Holder. Each Holder may assign their respective rights hereunder in the manner and to the Persons as permitted under the Note.

         (i) Execution and Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and, all of which taken together shall constitute one and the same Agreement. In the event that any signature is delivered by facsimile transmission, such signature shall create a valid binding obligation of the party executing (or on whose behalf such signature is executed) the same with the same force and effect as if such facsimile signature were the original thereof.

         (j) Governing Law. All questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by and construed and enforced in accordance with the internal laws of the State of New York, without regard to the principles of conflicts of law thereof. Each party agrees that all Proceedings concerning the interpretations, enforcement and defense of the transactions contemplated by this Agreement shall be commenced exclusively in the state and federal courts sitting in the City of New York, Borough of Manhattan. Each party hereto hereby irrevocably submits to the exclusive jurisdiction of the state and federal courts sitting in the City of New York, Borough of Manhattan for the adjudication of any dispute hereunder or in connection herewith or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any Proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such Proceeding is improper. Each party hereto hereby irrevocably waives personal service of process and consents to process being served in any such Proceeding by mailing a copy thereof via registered or certified mail or overnight delivery (with evidence of delivery) to such party at the address in effect for notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law. Each party hereto hereby irrevocably waives, to the fullest extent permitted by applicable law, any and all right to trial by jury in any legal proceeding arising out of or relating to this Agreement or the transactions contemplated hereby. If either party shall commence a Proceeding to enforce any provisions of a Transaction Document, then the prevailing party in such Proceeding shall be reimbursed by the other party for its reasonable attorneys fees and other costs and expenses incurred with the investigation, preparation and prosecution of such Proceeding.

         (k) Cumulative Remedies. The remedies provided herein are cumulative and not exclusive of any remedies provided by law.

         (l) Severability. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, illegal, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions set forth herein shall remain in full force and effect and shall in no way be affected, impaired or invalidated, and the parties hereto shall use their reasonable efforts to find and employ an alternative means to achieve the same or substantially the same result as that contemplated by such term, provision, covenant or restriction. It is hereby stipulated and declared to be the intention of the parties that they would have executed the remaining terms, provisions, covenants and restrictions without including any of such that may be hereafter declared invalid, illegal, void or unenforceable.

         (m) Headings. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

         IN WITNESS WHEREOF, the parties have executed this Registration Rights Agreement as of the date first written above.



                                    DATA SYSTEMS & SOFTWARE INC.

                                    By:
                                        ----------------------------------------
                                    Name: George Morgenstern
                                    Title: President and Chief Executive Officer





                   [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK
                     SIGNATURE PAGES OF PURCHASER TO FOLLOW]

        IN WITNESS WHEREOF, the parties have executed this Registration Rights Agreement as of the date first written above.



                                    LAURUS MASTER FUND, LTD.

                                    By:
                                        ----------------------------------------
                                        Name:
                                        Title:

                                    Address for Notice:

                                    c/o Laurus Capital Management, LLC
                                    152 West 57th Street, 4th Floor
                                    New York, New York 10019
                                    Attention: David Grin

Annex A

Plan of Distribution

        On and after June 5, 2003, the selling stockholder may, from time to time, sell any or all of its shares of common stock on any stock exchange, market or trading facility on which the shares are traded or in private transactions. These sales may be at fixed or negotiated prices. The selling stockholder may use any one or more of the following methods when selling shares:

            o ordinary brokerage transactions and transactions in which the broker-dealer solicits Purchaser;
            o block trades in which the broker-dealer will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction;
            o purchases by a broker-dealer as principal and resale by the broker-dealer for its account;
            o an exchange distribution in accordance with the rules of the applicable exchange;
            o     privately   negotiated   transactions;
            o     short  sales
            o broker-dealers may agree with the selling stockholders to sell a specified number of such shares at a stipulated price per share;
            o     a  combination  of any such  methods of sale;  and
            o     any other method permitted pursuant to applicable law.


         The selling stockholder may also sell shares under Rule 144 under the Securities Act, if available, rather than under this prospectus.

         Broker-dealers engaged by the selling stockholder may arrange for other brokers-dealers to participate in sales. Broker-dealers may receive commissions or discounts from the selling stockholder (or, if any broker-dealer acts as agent for the purchaser of shares, from the purchaser) in amounts to be negotiated. The selling stockholder does not expect these commissions and discounts to exceed what is customary in the types of transactions involved.

         The selling stockholders and any broker-dealers or agents that are involved in selling the shares may be deemed to be "underwriters" within the meaning of the Securities Act in connection with such sales. In such event, any commissions received by such broker-dealers or agents and any profit on the resale of the shares purchased by them may be deemed to be underwriting commissions or discounts under the Securities Act. The selling stockholder hase informed the Company that it does not have any agreement or understanding, directly or indirectly, with any person to distribute the Common Stock.

         The Company is required to pay all fees and expenses incident to the registration of the shares. The Company has agreed to indemnify the selling stockholders against certain losses, claims, damages and liabilities, including liabilities under the Securities Act.

EXHIBIT 21.1



                         SUBSIDIARIES OF THE REGISTRANT


SUBSIDIARY                                                                       JURISDICTION
----------                                                                       ------------
Comverge, Inc. (formerly known as Comverge Technologies, Inc.) .................   Delaware

Cornell Design Company Inc. ....................................................   New Jersey

Databit Inc. ...................................................................   Delaware

dsIT Technologies Ltd. (formally known as Decision Systems Israel Ltd.) ........   Israel

International Data Operations, Inc. (d/b/a Databit Solutions) ..................   Delaware

Comverge Ltd. ..................................................................   Israel

StarTech Ltd.  .................................................................   Delaware

EXHIBITS 23.1



                          Independent Auditors` Consent


The Board of Directors and Shareholders of
Data Systems & Software Inc.:

We consent to the incorporation by reference in the registration statements on Form S-8 (Nos. 33-88442, 33-99196, 33-94974, 333-65799, 333-36159, 333-82418 and
333-82416)  and  on  Form  S-3  (File  Nos.  333-90017, 333-76614, 333-92174 and
333-102334) of Data Systems & Software Inc. of our report dated March 7, 2003, except as to Notes 1(b) and 19, which are as of April 10, 2003, with respect to the consolidated balance sheets of Data Systems & Software Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, changes in shareholders` equity and cash flows for each of the years in the three-year period ended December 31, 2002, which report appears in the December 31, 2002 annual report on Form 10-K of Data Systems & Software Inc. and Subsidiaries. Our report refers to changes in accounting for purchase method business combinations completed after June 30, 2001 and for goodwill and intangible assets beginning January 1, 2002, and for reclassification of extraordinary loss on early redemption of debt.



/s/KPMG LLP


Short Hills, New Jersey
April 14, 2003

EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Data Systems & Software Inc. (the "Company") on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Morgenstern, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

            (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/George Morgenstern
------------------------
George Morgenstern
Chief Executive Officer
April 14, 2002

EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Data Systems & Software Inc. (the "Company") on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Yacov Kaufman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

            (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Yacov Kaufman
-----------------------
Yacov Kaufman
Chief Financial Officer
April 14, 2002