Form 10-K/A
period 2002-12-31
DATA SYSTEMS & SOFTWARE INC
filed 2003-05-07
CIK 880984

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the common stock held by non-affiliates of the registrant at March 31, 2003 was approximately $19.1 million. The aggregate market value was calculated by using the closing price of the stock on that date on the Nasdaq SmallCap Market.

         Number of shares outstanding of the registrant's common stock, as of March 31, 2003: 7,391,363.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.


                          DATA SYSTEMS & SOFTWARE INC.
                         AMENDMENT NO. 1 ON FORM 10-K/A
                          TO ANNUAL REPORT ON FORM 10-K


                                                  TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----

PART III

Item 10.          Directors and Executive Officers of the Registrant.....................................1

Item 11.          Executive and Director Compensation....................................................3

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related
                  Stockholder Matters....................................................................9

Item 13.          Certain Relationships and Related Transactions........................................11

                  Signatures............................................................................12






                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

DIRECTORS, EXECUTIVE OFFICERS AND KEY MANAGERS

         Set forth below is certain information concerning our directors, executive officers and key managers:


 Name                                 Age         Position
 ----                                ----         --------

 George Morgenstern                   69          Director, Chairman of the Board, President and Chief Executive
                                                  Officer; Chairman of the Board of our dsIT Technologies Ltd.
                                                  subsidiary (formerly Decision Systems Israel Ltd.) ("dsIT"); and
                                                  director of our Comverge, Inc. subsidiary (formerly
                                                  Comverge Technologies, Inc.) ("Comverge")

 Avi Kerbs                            55          Director

 Elihu Levine                         70          Director

 Shane Yurman                         55          Director

 Shlomie Morgenstern                  40          Vice President-Operations

 Jacob Neuwirth                       56          Chief Executive Officer and President of dsIT

 Yacov Kaufman                        45          Vice President and Chief Financial Officer; and Vice President
                                                  and Chief Financial Officer of dsIT

 Robert M. Chiste                     55          Chief Executive Officer and director of Comverge



     GEORGE MORGENSTERN has been our Chairman of the Board since June 1993, and has been our President and Chief Executive Officer since our incorporation in 1986. Mr. Morgenstern also serves as Chairman of the Board of dsIT, and as director of Comverge. Mr. Morgenstern was the Chairman of the Board of Comverge from October 1997 to April 2003.

     AVI KERBS has served as one of our directors since December 2002. Since 1991, Mr. Kerbs has been the Chief Executive Officer and President of Teuza Management and Development 1991 Ltd., a company that manages a family of Israeli venture capital funds. Mr. Kerbs is a director of Nova Measuring Instruments Ltd.

     ELIHU LEVINE has been one of our directors since April 29, 2003. From 1992 to his retirement in January 1997, Mr. Levine was an officer and employed in various executive capacities by International Data Operations, Inc., one of our subsidiaries. Mr. Levine also served as a director of Tower Semiconductor Ltd. from March 1997 to January 2000.

     SHANE YURMAN has been one of our directors since April 30, 2003. Mr. Yurman, who is a certified public accountant, has been engaged in public accounting since 1971. Mr. Yurman is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants where he previously served as a member of the Auditing Standards and Procedures Committee.

     SHLOMIE MORGENSTERN has been our Vice President-Operations since February 2000 and was one of our directors from November 2001 until December 2002. Mr. Morgenstern also serves as President of our Databit subsidiary. Since 1996, Mr. Morgenstern has been employed by us in various administrative capacities. Mr. Morgenstern is the son of George Morgenstern, our Chairman of the Board, President and Chief Executive Officer.

         JACOB NEUWIRTH  has been Chief Executive  Officer and President of
dsIT since December 2001. From 1994 to 2001, he was the President and the founder of Endan IT Solutions Ltd., an Israeli IT solutions provider specializing in billing and healthcare IT solutions, which was acquired by dsIT in December 2001.

         YACOV KAUFMAN has been our Executive Vice President since December 2001 and our Chief Financial Officer since February 1996. Mr. Kaufman has also served as a Vice President of dsIT from 1992 to 2001 and as Chief Financial Officer of dsIT since 1990, having served as Controller of dsIT since 1986.

         ROBERT M. CHISTE was appointed Chief Executive Officer and elected director of Comverge in September 2001. Mr. Chiste served as Vice Chairman of Comverge from September 2001 to April 2003. From 1999 to 2001, Mr. Chiste served as Chairman and Chief Executive officer of FuelONE, Inc., a technology oriented fuel and lubricant wholesale distribution company that he co-founded, and as Chairman of FuelQuest Inc., a related e-commerce enterprise. In 1998 Mr. Chiste co-founded Tri-Active Inc., a network and systems management company. From 1997 to 1998, Mr. Chiste served as Executive Vice President at Philip Services Corp. and as President of their Industrial Services/Utilities Management Division. Mr. Chiste is also a director of Pentacon, Inc.

         On January 21, 2003, Dr. Robert L. Kuhn resigned from our Board of Directors. Dr. Kuhn had served as a director since 1986 and as Vice Chairman of the Board of Directors since 1994. On April 28, 2003, Dr. Allen I. Schiff resigned from our Board of Directors. Dr. Schiff had served as one a director since 1992 and was chairman of our Audit and Compensation Committees. On April 29, 2003, Dr. Susan M. Malley resigned from our Board of Directors. Dr. Malley had served as a director since 1998 and was a member of our Audit and Compensation Committees.

         We have an  Audit  Committee  that  was  established  by our  Board  of
Directors for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements of the issuer. The members of the Audit Committee are Messrs. Yurman (Chairman), Kerbs and Levine. Each of the members of the Audit Committee meets the independence and experience requirements of Marketplace Rule 4350(d)(2) of the NASDAQ Stock Market, Inc.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of such forms received by us or written representations from certain reporting persons, except as described below we believe that during 2002 all applicable filing requirements were complied with by its executive officers and directors.

         Although Mr. Morgenstern filed all of his Form 4's on a timely basis during prior years, in 2002 Mr. Morgenstern failed to report on a timely basis ten purchase transactions in his Form 4's for transactions made by his wife during October 2002. The late reports for these ten transactions related to a total of 9,800 shares.

Item 11.  EXECUTIVE AND DIRECTOR COMPENSATION
          -----------------------------------

EXECUTIVE COMPENSATION

       The following table sets forth for the periods indicated information concerning the compensation of our Chief Executive Officer and the four other of our officers who received in excess of $100,000 in salary and bonus during 2002.


                                            SUMMARY COMPENSATION TABLE

                                                                        Long Term                   All Other
                                    Annual Compensation           Compensation Awards            Compensation ($)
                                    -------------------           -------------------           ------------------
                                                                                 Securities
Name and                                                    Restricted Stock     Underlying
Principal Position       Year     Salary ($) Bonus ($)         Awards ($)        Options (#)
------------------       ----     ---------- ---------         ----------        -----------
George Morgenstern       2000      446,600      550,000            -                  -              193,900
Chief Executive Officer  2001      446,351      150,000            -                  -              187,721
                         2002      465,700(1)      -               -                  -              182,860(2)


Yacov Kaufman            2000      150,000      32,000             -                  -               27,400
Chief Financial Officer  2001      158,403      50,000             -                  -               48,400
                         2002      170,294         -               -                  -               37,899(3)

Shlomie Morgenstern      2000      160,000      100,000            -                  -                 -
Vice President           2001      193,500         -               -                 (4)                -
                         2002      204,345      15,000             -                  -                7,440(5)

Jacob Neuwirth           2000         -            -               -                  -                 -
Chief Executive Officer  2001         -            -               -                  -                 -
and President of dsIT    2002      174,512         -               -                  -               39,788(3)

Robert M. Chiste         2000         -            -               -                  -                 -
Chief Executive Officer  2001        (6)           -               -                  -                 -
of  Comverge, Inc.       2002      250,000         -               -                                 $32,359(7)

-------------

(1) Reflects a voluntary 10% reduction in base salary commencing August 2002 and a catch up of contractual cost of living adjustments for prior years that had not been taken in the amount of $21,200.

(2) Consists of (i) $120,800 in contributions to a non-qualified retirement fund, (ii) $28,000 in life insurance premiums, (iii) $22,600 paid for accrued vacation, (iv) $3,000 in director's fees and (v) $8,460 imputed value of automobile fringe benefits.

(3) Represents primarily contributions to severance and pension funds and automobile fringe benefits. Contributions to severance and pension funds are made on substantially the same basis as those made on behalf of all Israeli executives.

(4) In 2001, Mr. Shlomie Morgenstern was awarded options to purchase shares of Comverge representing 0.5% of the outstanding stock of Comverge, at an aggregate exercise price of $35,340. Mr. Shlomie Morgenstern served as a director of Comverge from June 1999 until April 2003.

(5) Consists of $3,000 in director's fees and $4,400 imputed value of automobile fringe benefits.

(6)  Mr. Chiste joined Comverge in September 2001.

(7)  Consists of rental and travel allowances.


         The following tables summarize (i) the options granted in 2002 to the executive officers named in the Summary Compensation Table above, (ii) the potential value of these options at the end of the option term assuming certain levels of appreciation of our common stock, (iii) the number of shares acquired by such named executive officers upon the exercise of options in 2002 and the value realized thereon, and (iv) the number and value of all options held by such executive officers at the end of 2002

                                                    OPTION/SAR GRANTS IN 2002

                                                                                Potential Realizable Value at Assumed
                                                                             Annual Rates of Stock Price Appreciation
                                    Individual Grants(1)                               for Option Terms(2)
                          ------------------------------------------     --------------------------------------------
                              Number of
                              Securities
                              Underlying       % of Total
                               Options      Options Granted
                               Granted      to Employees in
                               -------        Fiscal Year       Base Price     Exercise or
     Name                        (#)              (%)           ($/Share)    Expiration Date     5% ($)       10% ($)
     ----                        ---              ---           ---------    ---------------     ------       -------

     Yacov Kaufman(3)           25,000            100%            $5.25          7/31/07         41,846       94,221

-------------

(1)      We did not grant any stock appreciation rights (SARs) in 2002.

(2) The dollar amounts under these columns are the result of calculations at the 5% and 10% compounded annual appreciation rates prescribed by the SEC and, therefore, are not intended to forecast possible future price appreciation, if any, of our common stock.

(3) Represents extension of expiring options at their original exercise price.


                                               AGGREGATED OPTION EXERCISES IN 2002
                                             AND FISCAL YEAR END STOCK OPTION VALUES


                            Number of
                             Shares                    Number of Securities Underlying
                            Acquired                        Unexercised Options                 Value of Unexercised
                              Upon        Value              at Year End (#)               In-the-Money Options ($) (1)
                             Exercise    Realized             ---------------               ----------------------------
           Name                (#)          ($)           Exercisable      Unexercisable    Exercisable   Unexercisable
           ----           ------------ ------------      ------------     ---------------   ------------ ---------------

George Morgenstern              -            -            380,583           116,667            -               -
Yacov Kaufman                   -            -            185,666           19,334             -               -
Robert Chiste                   -            -            50,000            25,000             -               -
Shlomie Morgenstern             -            -            60,833             9,167             -               -
-------------

(1) Based on the closing price for our common stock on December 31, 2002 of $0.85 per share.

COMPENSATION OF DIRECTORS

     Each of our directors is generally paid $1,000 for each Board or committee meeting, which he or she attends (except if a committee meeting is held on the same day as a Board meeting) and is reimbursed for associated out-of-pocket expenses. Dr. Schiff was paid $24,000 per annum for his service as Chairman of both the Audit Committee and the Compensation Committee, and was paid a total of $27,000 in 2002 in connection with his service on the Board of Directors and Board committees. Dr. Kuhn was paid $39,580 in 2002 in connection with his service on the Board and as our Vice Chairman. Dr. Malley was paid a total of $17,000 in 2002 in connection with her service on the Board of Directors and Board committees. Mr. Kerbs and Mr. Levine are each paid $6,000 per annum plus meeting fees in connection with their service on the Board and Audit Committee. Mr. Yurman is paid $20,000 per annum plus meeting fees for his service on the Board and as Chairman of the Audit Committee.

         In addition to the directors' fees described above, at the last Annual Meeting of Stockholders each member of the Board of Directors who was not one of our employees and who met certain other eligibility criteria (Mr. Kerbs, Dr. Malley and Dr. Schiff) was granted options to purchase 7,500 shares of our common stock at an exercise price of $1.77 per share (the fair market value of our common stock on such date). These options were granted pursuant to our 1994 Stock Option Plan for Outside Directors described below.

         Our 1994 Stock Option Plan for Outside Directors provides for awards of non-qualified options to our directors who are not one of our employees or any of our affiliates and who meet certain other eligibility criteria. Pursuant to the plan, (i) upon first election or appointment to the Board of Directors, each newly elected or appointed eligible director is granted an option to purchase
7,500 shares of our common stock and (ii) immediately following each of our Annual Meeting of Stockholders, each eligible director will generally be granted an option to purchase 7,500 shares of our common stock. Options granted under the plan have an exercise price per share equal to the fair market value of our common stock on the date of issuance and are exercisable beginning on the first anniversary of the date of the grant until the earliest of (i) ten years from the date of grant, (ii) one year from the date on which an optionee ceases to be an eligible director and (iii) 90 days after the date on which the optionee ceases to be a director. The maximum number of shares of our common stock in respect of which awards may be granted under the plan is 400,000, of which 130,000 non-expired options have been granted to date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The mandate of our Compensation Committee of the Board of Directors encompasses all matters related to compensation, including determination of stock option and other stock-based compensation and review of employment terms and compensation of executive officers. All matters related to the compensation of executive officers, including the Chief Executive Officer, are acted upon by the full Board of Directors.

         The following persons served both as members of our Board of Directors and as our officers or employees in 2002: George Morgenstern (Chairman of the Board, President and Chief Executive Officer), Mr. Krause (Secretary) and Mr. Shlomie Morgenstern (Vice President-Operations). Both Mr. Krause and Mr. Shlomie Morgenstern served as directors until our annual meeting on December 3, 2002. Dr. Kuhn, who resigned as director on January 21, 2003, also served as our Vice Chairman of the Board. During 2002, no member of the Board of Directors who was also one of our officers participated in any deliberations of the Board of Directors or any committee thereof relating to his own compensation or to the compensation of any person to whom he is related. Except as described above, each member of the Board of Directors participated in 2002 in deliberations of the Board of Directors concerning executive officer compensation. During 2002, Mr. George Morgenstern, Dr. Malley and Mr. Krause engaged in transactions with us in which they were deemed to have an interest. For further information, see "Certain Relationships and Related Transactions" below.

EMPLOYMENT ARRANGEMENTS

         George Morgenstern serves as our Chairman of the Board, President and Chief Executive Officer pursuant to an employment agreement that commenced on January 1, 1997 and was amended in March 2002 to extend through December 31, 2003 (the "Employment Agreement"). The Employment Agreement provides for a base salary of $420,000 per annum (currently $470,000 due to cost of living adjustments), subject to annual review by the Board and an annual cost of living adjustment, plus contributions to a nonqualified retirement fund equal to 25% of his base salary. Mr. Morgenstern's compensation pursuant to the Employment Agreement also includes the use of two company automobiles, premium payments on a life insurance policy owned by Mr. Morgenstern and other fringe benefits.

         Pursuant to the Employment Agreement, Mr. Morgenstern may at any time prior to December 31, 2003, elect to terminate his employment with us and thereafter to continue to serve us as a consultant for a period (the "Consulting Period") ending on December 31 of the seventh year following the year in which he first commences to serve as a consultant. During the Consulting Period, Mr. Morgenstern would be entitled to receive an annual consulting fee plus contributions to a nonqualified retirement fund and fringe benefits on the same basis as during the term of his employment as described above. Mr. Morgenstern's annual consulting fee during the Consulting Period would be equal to 50% of his annual salary in effect immediately prior to the Consulting Period through the end of the fourth full calendar year of the Consulting Period, and 25% of such annual salary for the remainder of the Consulting Period (subject in all cases to an annual cost of living adjustment). However, if Mr. Morgenstern elects to become a consultant following a breach by the Company of its obligations under the Employment Agreement or following a change in control of the Company (as defined in the Employment Agreement), Mr. Morgenstern would be entitled to receive his full annual salary until December 31, 2003, and thereafter to receive an annual consulting fee as described above for the balance of the Consulting Period. We are obligated under the Employment Agreement to fund at the beginning of the Consulting Period all amounts to become payable to Mr. Morgenstern for consulting services and to fund upon his death all amounts payable to his estate. During the term of the Employment Agreement (including any Consulting Period), Mr. Morgenstern may not engage in a business that is in substantial and direct competition with our business or any of our subsidiaries.

         In addition to the compensation provided for Employment Agreement, in January 2000, the Board approved a bonus of $150,000 if Mr. Morgenstern remained employed full-time as President and Chief Executive Officer of the Company through December 31, 2001, which bonus was paid in 2001, and a $150,000 bonus if an equity financing of Comverge of at least $10 million was completed by December 31, 2000, which bonus was not paid as no qualifying equity financing was completed by the end of 2000.

         Yacov Kaufman serves as Vice President and Chief Financial Officer of the Company and as Executive Vice President and Chief Financial Officer of dsIT pursuant to an employment agreement entered into with the Company on January 1, 1999, and amended in June 2002. The amendment to Mr. Kaufman's employment agreement provides for (i) an increase in Mr. Kaufman's salary to $200,000 retroactive to January 1, 2002. In August 2002, Mr. Kaufman agreed to reduce his annual salary by 10% until such time as we achieve profitability.

         We make certain payments to fund in part our future severance obligations to Mr. Kaufman. If Mr. Kaufman's employment is voluntarily terminated or is terminated by us for reasons other than for cause, we must pay him an amount equal to 150% of his last month's salary multiplied by the number of years (including partial years) that Mr. Kaufman worked for us. This severance obligation, which is customary for executives of Israeli companies, would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to Mr. Kaufman's employment agreement. As of December 31, 2002, the unfunded portion of our severance obligation was $71,000. In addition, the agreement with Mr. Kaufman provides for an additional payment equal to six times his last month's total compensation, payable at the end of his employment with us, unless he is terminated by us for cause.

         In addition to the compensation provided for by Mr. Kaufman's employment agreement, in November 2001, the Board approved a $50,000 bonus and the grant of options to purchase 15,000 shares of our common stock to Mr. Kaufman in connection with his efforts with respect to the acquisition by our Israeli subsidiary, dsIT, of Endan IT Solutions Ltd. The payment of the bonus and the grant of the options were both contingent upon the closing of the Endan acquisition, which occurred in December 2001.

         Robert Chiste serves as Chief Executive Officer of Comverge pursuant to an employment agreement that commenced on September 1, 2001. Under a voting agreement entered into by us and other investors in Comverge, Mr. Chiste serves as a director of Comverge. Mr. Chiste's employment agreement provides for a base salary of $250,000 per annum, plus an annual bonus up to 75% of his base salary contingent upon achieving performance objectives established each year by the Board of Directors of Comverge. Mr. Chiste is also entitled to a one-time bonus of $250,000 if Comverge has an initial public offering with gross proceeds of at least $10 million or there is a change of control in which Comverge receives either $20 million in cash or $25 million in publicly traded securities. Mr. Chiste's employment agreement also provides for the reimbursement through March 2003 of up to $3,500 per month to cover Mr. Chiste's auto, living and personal travel expenses.

         In connection with the signing of his employment agreement, Mr. Chiste also received an option to purchase shares of Comverge common stock, representing 6% of the outstanding Comverge shares (on a fully diluted basis), at an exercise price of $1.20 per share. The exercise price was determined based upon a valuation of Comverge as of July 31, 2001, performed by an independent appraiser. Mr. Chiste's Comverge option will be adjusted to protect against dilution from issuances of common stock until Comverge's paid in capital is at least $15 million. Under the agreement, Mr. Chiste also received a grant under our 1994 Stock Incentive Plan of a stock option to purchase 75,000 shares of our common stock at an exercise price of $5.95. In addition to the options, pursuant to his employment agreement, Mr. Chiste entered into an agreement with us for the purchase of 50,000 shares of our common stock at a price of $5.95 per share. Mr. Chiste paid for the common stock by assigning and endorsing to us a 6% subordinated note of Philip Services Corp. (NasdaqNM: PSCD), due April 2010, in the principal amount of $297,500. The subordinated note, which is assignable, is due April 2010; pays interest semi-annually (in cash or by an additional promissory note); and is subject to repayment in four annual payments beginning in April 2006.

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

         Mr. Chiste may in certain circumstances receive severance payments from Comverge. Under his employment agreement, if Mr. Chiste's employment is terminated without cause, Comverge would have to pay Mr. Chiste one year of base salary, or if there has been an IPO for Comverge, three years of base salary plus up to 15% of any excess parachute payment, plus, if such termination is before December 31, 2002, his base salary through December 31. Mr. Chiste will not be entitled to any severance payments under his employment agreement if he voluntarily terminates his employment agreement.

         The stock option agreements with our executive officers generally provide for accelerated vesting in the event we have a change in control.

         Jacob Neuwirth serves as President and Chief Executive Officer of dsIT pursuant to an employment agreement that commenced on December 16, 2001. Mr. Neuwirth's employment agreement provides for a base salary which is denominated in linked NIS equivalent to $165,000 per annum, linked to the Israeli Consumer Price Index, plus an annual bonus of 10%, should dsIT's annual net profit exceed the NIS equivalent of $317,000 and a 20% bonus should it exceed the NIS equivalent of $633,000. In addition, the agreement with Mr. Neuwirth provides for six months advance notice of termination of employment by either side, and an additional payment equal to six times his last month's total compensation, payable upon any termination of his employment.

         Under his employment agreement, Mr. Neuwirth is entitled to a loan of up to $100,000 from dsIT. As of December 31, 2002 the loan, which is denominated in linked NIS, bears interest at 4% and has no fixed maturity date, had an outstanding balance was $48,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table and the notes thereto set forth information, as of May 1, 2003 (except as otherwise noted, concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of our common stock by (i) each of our directors, (ii) each of the executive officers named in the Summary Compensation Table under "Executive and Director Compensation,"
(iii) all of our executive officers and directors as a group, and (iv) each holder of 5% or more of our outstanding common stock.

                                                           Number of Shares of            Percentage of
                Name and Address of                            Common Stock                Common Stock
              Beneficial Owner(1)(2)                      Beneficially Owned(2)           Outstanding(2)
              ----------------------                      ---------------------           --------------

George Morgenstern                                              664,637(3)                     8.1%
Howard Gutzmer                                                  676,291(4)                     8.7%
    5550 Oberlin Drive
    San Diego, CA  92121
Dimensional Fund Advisors Inc.                                  492,100(5)                     6.3%
    1299 Ocean Avenue
    Santa Monica, CA  90401
Laurus Master Fund, Ltd.                                        400,000(6)                     5.1%
    c/o Ironshore Corporate Services Ltd.
    P.O. Box 1234 G.T.
    Queensgate House
    South Church Street
    Grand Cayman, Cayman Islands
Avi Kerbs                                                           -                           -
Elihu Levine                                                     45,970(7)                      *
Shane Yurman                                                        -                           -
Shlomie Morgenstern                                              81,833(8)                     1.0%
Yacov Kaufman                                                   185,666(9)                     2.3%
Robert M. Chiste                                                150,000(10)                    1.9%
Jacob Neuwirth                                                    60,870                       *
All executive officers and directors of the
Company as a group (8 people)                                  1,188,976                      14.0%

-----------------
*   Less than 1%
(1)  Unless otherwise indicated, business address is in care of the Company.
(2)  Unless  otherwise  indicated,  each person has sole  investment  and voting power with respect to the shares  indicated.  For purposes of this table, a person or group of persons is deemed to have "beneficial  ownership" of any shares as of a given date which such person has the right to acquire within
     60 days after such date.  Percentage  information is based on the number of
     Shares outstanding as of May 1, 2003.
(3)  Consists of (i) 261,854 shares held by Mr.  Morgenstern,  including  20,000 shares  received by Mr.  Morgenstern  pursuant to a restricted  stock grant which are not yet fully vested, (ii) 380,583 currently  exercisable options held by Mr. Morgenstern, and (iii) 22,200 shares owned by Mr. Morgenstern's wife.
(4)  As of  December  31,  2002,  based on  information  in  Amendment  No. 2 to
     Schedule 13G filed on January 27, 2003. Consists of (i) 60,340 shares owned by Mr.  Gutzmer  (including  shares held in his IRA);  (ii) 508,125  shares owned by the Gutzmer  Family Trust,  of which Mr.  Gutzmer is a co-trustee;
     (iv) 64,950 shares held in an IRA of Mr.  Gutzmer's wife; (v) 37,576 shares owned by a  corporation  of which  Mr.  Gutzmer  is an  executive  officer, director  and  principal  shareholder;  and (vi)  5,300  shares  owned by a limited partnership,  the corporate general partner of which Mr. Gutzmer is the sole director.



(5)  As of  December  31,  2002,  based on  information  in  Amendment  No. 2 to
     Schedule 13G filed on February 11, 2003.
(6)  As of May 1, 2003,  based on information on Schedule 13D filed on April 22,
     2003 and additional information known to us. Laurus is also the holder of a
     (i) a promissory note due June 30, 2003 in the original principal amount of $2 million, which is convertible into shares of our common stock at a conversion price of $3.20 per share and had a remaining principal balance of $600,000, (ii) three-year warrant issued in June 2002 exercisable to purchase 125,000 shares of our common stock at an exercise price of $4.20 per share and (iii) five-year warrant issued in December 2002 exercisable to purchase 190,000 shares of our common stock of which 30,000 shares are exercisable at $2.00 per share, 60,000 shares are exercisable at $2.34 per share and 100,000 shares are exercisable at $3.34 per share. Laurus has contractually agreed to restrict its ability to convert the convertible note or exercise its warrants if such conversion or exercise would result in Laurus and its affiliates beneficially owning more than 4.99% of the then issued and outstanding shares of common stock.
(7) Consists of (i) 40,000 shares owned by Mr. Levine and his wife in a joint account, (ii) 1,180 shares held in an IRA of Mr. Levine, (iii) 3,000 shares owned by Mr. Levine's wife and (iv) 1,790 shares held in an IRA of Mr.
     Levine's  wife.
(8) Consists of 21,000 shares and 60,833 currently exercisable options held by Mr. Shlomie Morgenstern.
(9)  Consists of currently exercisable options held by Mr.  Kaufman.
(10) Consists of 100,000 shares and 50,000 currently exercisable options held by Mr. Chiste.

                      Equity Compensation Plan Information
                                                                                                 Number of securities
                                                                                                remaining available for
                                                                                                 future issuance under
                                             Number of securities to      Weighted-average        equity compensation
                                             be issued upon exercise     exercise price of         plans (excluding
                                             of outstanding options,    outstanding options,    securities reflected in
                                               warrants and rights      warrants and rights           column (a))
                       Plan category                   (a)                      (b)                       (c)
                 --------------------------------------------------------------------------------------------------------
                 Equity compensation plans
                 approved by security
                 holders                            1,209,750                  $5.68                   2,031,325

                 Equity compensation plans
                 not approved by security
                 holders                             529,017                   $4.04                    888,900
                                            --------------------------                         --------------------------
                           TOTAL                    1,738,767                  $5.18                   2,920,225
                                            --------------------------                         --------------------------


         Our equity compensation plan that has not been approved by our stockholders is the 1995 Stock Option Plan for Nonmanagement Employees, which we adopted in April 1995. The 1995 Plan provides for the awarding of options to purchase our common stock to certain of our employees and officers (other than executive officers and directors) and others who render services to us. The maximum number of shares of common stock that can be issued under the 1995 Plan is 1,417,917. As of December 31, 2002, 529,017 options had been awarded under this plan. No shares may be awarded under the 1995 plan after April 18, 2005. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board (or by a committee appointed by the Board). The 1995 Plan also provides that our Chief Executive Officer may award up to 75,000 options and act as the committee with respect to those options to determine the exercise price, the exercise period and other terms and conditions of options he grants. As of December 31, 2002, our Chief Executive Officer has granted a total of 37,000 options under the 1995 Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

         During 2002, we paid approximately $630,000 for legal services rendered and reimbursement of out-of-pocket expenses to Ehrenreich Eilenberg & Krause LLP, a law firm in which Sheldon Krause, a former director and our Secretary, is a member. Such fees related to services rendered by Mr. Krause and other members and employees of his firm, as well as certain special and local counsel retained and supervised by his firm who performed services on our behalf. Mr. Krause is the son-in-law of George Morgenstern, our Chairman, President and Chief Executive Officer.

         As reported on the Summary Compensation Table above, Shlomie Morgenstern, the son of George Morgenstern, our Chairman, President and Chief Executive Officer, received compensation during 2002 in connection with his position as Vice President-Operations.

         In March 2001, we retained Malley Associates Capital Management, an asset management firm that is controlled by Susan L. Malley, then one of our directors, to provide discretionary asset management services to us with respect to $2 million of our funds. The agreement provided for a management fee of 1% per annum of the amount under management. In September 2002, the arrangement was terminated. Malley Associates no longer provides any asset management or other services to us. The aggregate fees paid to Malley Associates from March 2001 through September 2002 were $25,407. Dr. Malley resigned as a director on April 29, 2003.

         In July 2001, we entered in an arrangement with a corporation wholly-owned by George Morgenstern, our Chairman, President and Chief Executive Officer, for use by such corporation of approximately 400 of the approximately 4,650 square feet leased by us in New York City. Based on our lease for our New York City premises, the pro rata full rental cost (including electricity) of the portion of the premises utilized by the corporation was approximately $1,450 per month. In October 2002, we entered into a written agreement for the corporation's use of its portion of the premises. The agreement provided for the payment to us of $2,000 per month and was terminable by either party on 60 days written notice to the other. As of February 2002, the corporation gave us notice of its intent to vacate the space in April 2002. During 2002 we received $35,000 of rent from this corporation.

         In January 2000, our Comverge subsidiary extended loans of $9,925 each evidenced by a promissory note to both our Chief Executive Officer and Chief Financial Officer to finance the purchase of Comverge common stock. The loans had an initial maturity date of January 3, 2002 and were extended at that time to mature on January 3, 2004. The loans bear interest at 4.25% per annum, payable at maturity.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on May 5, 2003.


                                        DATA SYSTEMS & SOFTWARE INC.

                                        By: /s/ George Morgenstern
                                           -------------------------------------
                                           George Morgenstern,
                                           Chief Executive Officer and President