Form 10-Q
period 2003-03-31
DATA SYSTEMS & SOFTWARE INC
filed 2003-05-15
CIK 880984

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 COMMISSION FILE NUMBER 0-19771



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

          | | Yes                                         |X| No


          Number of shares outstanding of the registrant's common stock, as of May 15, 2003: 7,866,359

================================================================================

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
PART I.  FINANCIAL INFORMATION

        Item 1. Unaudited Consolidated Financial Statements


           Consolidated Balance Sheets
                  as of December 31, 2002 and March 31, 2003..................................................1

           Consolidated Statements of Operations
                  for the three month periods ended March 31, 2002 and 2003...................................2

           Consolidated Statement of Changes in Shareholders' Equity
                  for the three month period ended  March 31, 2003............................................3

           Consolidated Statements of Cash Flows
                  for the three month periods ended March 31, 2002 and 2003...................................4

           Notes to Consolidated Financial Statements.........................................................5

        Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................................................12

        Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................................16

        Item 4.    Controls and Procedures....................................................................17


PART II. OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K............................................................18

SIGNATURES        ............................................................................................19


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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                             AS OF              AS OF
                                                                          DECEMBER 31,        MARCH 31,
                                       ASSETS                                2002               2003
                                                                        ---------------    ---------------
                                                                                             (unaudited)
Current assets:

     Cash and cash equivalents                                              $  1,150           $    945
     Restricted cash                                                             241              2,741
     Trade accounts receivable, net                                           12,267              9,902
     Inventory                                                                 2,217              1,950
     Other current assets                                                      1,401              1,052
                                                                            --------           --------
         Total current assets                                                 17,276             16,590
Property and equipment, net                                                    1,972              1,814
Goodwill                                                                       4,929              4,929
Other intangible assets, net                                                     404                378
Long-term deposits                                                             5,700               --
Other assets                                                                     669                710
Prepaid employee termination benefits                                          2,355              2,370
                                                                            --------           --------

         Total assets                                                       $ 33,305           $ 26,791
                                                                            ========           ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current maturities of long-term debt, net          $  3,755           $  6,095
     Trade accounts payable                                                    5,185              4,036
     Accrued payroll, payroll taxes and social benefits                        2,098              1,818
     Other current liabilities                                                 3,411              3,193
                                                                            --------           --------
         Total current liabilities                                            14,449             15,142
                                                                            --------           --------
Long-term liabilities:
     Long-term debt                                                            6,278                593
     Other liabilities                                                           477                575
     Liability for employee termination benefits                               3,364              3,341
                                                                            --------           --------
            Total long-term liabilities                                       10,119              4,509
                                                                            --------           --------
Minority interests                                                             1,609              1,626
                                                                            --------           --------
Shareholders' equity:
     Common stock - $.01 par value per share:
         Authorized - 20,000,000 shares; Issued - 8,161,867 and
             8,211,867 shares as of December 31, 2002 and
             March 31, 2003, respectively                                         82                 82
     Additional paid-in capital                                               37,687             37,737
     Warrants                                                                    364                461
     Deferred compensation                                                        (7)                (5)
     Accumulated deficit                                                     (26,787)           (28,548)
     Treasury stock, at cost - 845,704 and 847,704 shares                     (3,913)
          at December 31, 2002 and March 31, 2003, respectively               (3,915)
       Stockholder's note                                                       (298)              (298)
                                                                            --------           --------
         Total shareholders' equity                                            7,128              5,514
                                                                            --------           --------
         Total liabilities and shareholders' equity                         $ 33,305           $ 26,791
                                                                            ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                --------------------------------
                                                                                    2002               2003
                                                                                -------------      -------------
Sales:
     Products                                                                     $  8,701           $  8,976
     Services                                                                        4,107              3,892
                                                                                  --------           --------
                                                                                    12,808             12,868
                                                                                  --------           --------
Cost of sales:
     Products                                                                        6,821              7,300
     Services                                                                        3,009              2,499
                                                                                  --------           --------
                                                                                     9,830              9,799
                                                                                  --------           --------
     Gross profit                                                                    2,978              3,069

Research and development expenses                                                      460                153
Selling, general and administrative expenses                                         4,300              4,302
                                                                                  --------           --------
     Operating loss                                                                 (1,782)            (1,386)
Interest income                                                                         93                 22
Interest expense                                                                       (94)              (354)
Other income (expense), net                                                             27                (14)
Minority interests                                                                      (4)               (17)
                                                                                  --------           --------
     Loss before provision for income taxes                                         (1,760)            (1,749)
Provision for income taxes                                                              42                 12
                                                                                  --------           --------
     Net loss                                                                     $ (1,802)          $ (1,761)
                                                                                  ========           ========


Basic and diluted loss per share:
     Net loss per share - basic and diluted                                       $  (0.25)          $  (0.24)
                                                                                  ========           ========
       Weighted average number of shares outstanding - basic and diluted             7,353              7,345
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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
                                 (in thousands)

                         Number       Common    Additional
                        of Shares     Stock      Paid-In     Deferred                 Treasury   Stockholder's  Accumulated
                                                 Capital   Compensation     Warrants   Stock        Note        Deficit     Total
                       ----------   ----------  ---------- ------------    ---------  --------   -------------  ----------- -----

Balances as of

   December 31, 2002     8,162    $     82    $ 37,687    $     (7)    $    364    $ (3,913)    $   (298)    $(26,787)   $  7,128

Amortization of
  deferred
  compensation            --          --          --             2         --          --           --           --             2

Issuance of shares
  as compensation           50        --            50        --           --          --           --           --            50

Warrants issued for
  professional
  services                --          --          --          --             97        --           --           --            97

Purchase of
  treasury shares         --          --          --          --           --            (2)        --           --            (2)

Net loss                  --          --          --          --           --          --           --         (1,761)     (1,761)
                        -----     -------    --------    --------     --------    --------     --------      --------     --------
Balances as of
   March 31, 2003        8,212    $     82    $ 37,737    $     (5)    $    461    $ (3,915)    $   (298)    $(28,548)    $ 5,514
                         =====     =======    ========    ========     ========    ========     ========      ========    ========

























 The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (dollars in thousands)

                                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                          --------------------------------------
                                                                                                   2002              2003
                                                                                               -----------      -------------
Cash flows provided by operating activities:
   Net loss                                                                                      $(1,802)          $(1,761)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Depreciation and amortization                                                                 344               262
       Allowance for doubtful accounts                                                               (70)               29
       Amortization of deferred compensation                                                           2                 2
       Accretion of discount on convertible note and amortization of
              related costs and warrants                                                              --               169
       Minority interest and write-off of minority interest balance                                  (36)               17
       Unrealized loss on debt securities                                                             39               --
       Decrease in liability for employee termination benefits                                       (60)              (23)
       Issuance of shares as compensation                                                             --                50
       Loss on disposition of property and equipment                                                  13                 1
       Other                                                                                         (15)                3
       Change in operating assets and liabilities:
         Funding of termination benefits                                                              (2)              (15)
         Decrease in accounts receivable and current assets                                        1,126             2,705
         Decrease (increase) in inventory                                                           (244)              267
         Increase (decrease) in accounts payable and other liabilities                             1,125            (1,539)
                                                                                                 -------           -------
         Net cash provided by operating activities                                                   420               167
                                                                                                 -------           -------
Cash flows provided by (used in) investing activities:
     Restricted cash                                                                                  (8)            3,200
     Proceeds and maturity of debt securities                                                        206               --
     Investment in debt securities                                                                  (253)              --
     Acquisitions of property and equipment                                                         (110)              (94)
     Proceeds from sale of property and equipment                                                   --                  14
                                                                                                 -------           -------
         Net cash provided by (used in) investing activities                                        (165)            3,120
                                                                                                 -------           -------
Cash flows used in financing activities:
     Short-term debt, net                                                                         (1,187)             (232)
     Borrowings of long-term debt                                                                    646              --
     Repayments of long-term debt                                                                    (23)           (3,258)
     Purchase of treasury stock                                                                     --                  (2)
                                                                                                 -------           -------
         Net cash used in financing activities                                                      (564)           (3,492)
                                                                                                 -------           -------
Net decrease in cash and cash equivalents                                                           (309)             (205)
Cash and cash equivalents at beginning of period                                                   4,025             1,150
                                                                                                 -------           -------
Cash and cash equivalents at end of period                                                       $ 3,716           $   945
                                                                                                 =======           =======
Supplemental cash flow information:
   Cash paid during the period for:
       Interest                                                                                  $    80           $   169
                                                                                                 =======           =======
       Income taxes                                                                              $    43           $    41
                                                                                                 =======           =======
Non-cash investing and financing activities:
   Issuance of warrants for professional services                                                                  $    97
                                                                                                                   =======
   Adjustment of goodwill and intangible assets                                                  $    48
                                                                                                 =======
   Increase in deferred tax liability associated with adjustment of intangible assets .          $    17
                                                                                                 =======

 The accompanying notes are an integral part of these consolidated financial statements.
                                     - 4 -

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                             (dollars in thousands)

NOTE 1: BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Data Systems & Software Inc. ("DSSI") and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the Company's prior period's consolidated financial statements to conform with the current period's consolidated financial statement presentation.

NOTE 2: FINANCING OF OPERATIONS

     As of March 31, 2003, the Company had working capital of $1,448, including $945 in non-restricted cash and cash equivalents. Net cash used in the first quarter of 2003 was $205. The primary uses of the Company's cash during the quarter were the Company's loss, (primarily losses in Comverge and corporate expenses) and payments of debt, which was partially offset by the release of previously restricted cash and collections of trade accounts receivables in excess of reductions in accounts payable.

     Of the total working capital at March 31, 2003, approximately $565 was in the Company's majority owned dsIT subsidiary. Due to Israeli tax and company law constraints, as well as the significant minority interest in dsIT, such working capital and cash flows from dsIT's operations are not readily available to finance U.S. activities.

     As further described in Note 9, on April 7, 2003 the Company's Comverge subsidiary signed and closed on an agreement for private equity financing in the amount of $13,000, $3,250 of which was invested by the Company and $9,750 of which was invested by a group of leading energy venture capital investors. At the same time, Comverge obtained a new credit facility for up to an aggregate of $6,500 in term loan and a line of credit. In connection with the private equity financing and the new credit facility, Comverge paid off in full its $5,500 bank term loan ($3,000 of which was paid down at the end of March 2003 in contemplation of the financing and $2,500 at closing) and its $2,000 secured line of credit, which line was also terminated. As a result of the repayment of the term loan, $1,000 of DSSI's long-term deposit which had been pledged to Comverge's bank as security for Comverge's loan became unrestricted and is now freely available to the Company as unrestricted working capital. Comverge's new credit facility includes a $1,500 term loan, secured by a $1,500 restricted long-term deposit of DSSI at Comverge's new lender, and a revolving line of credit of up to $5,000, secured by the assets of Comverge. Comverge has agreed to prepay the term loan in and permit release of DSSI's $1,500 deposit over the 12 months commencing December 31, 2004, subject to certain conditions.

     The Company believes that the proceeds of the financing and new credit arrangements should provide sufficient financing for Comverge to independently fund its activities.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                             (dollars in thousands)


     dsIT is utilizing approximately $1,300 of its $1,800 lines of credit as of March 31, 2003. dsIT's lines of credit are denominated in NIS and bearing an average interest rate of the Israeli prime rate plus 0.9% per annum. The Israeli prime rate fluctuates and as of March 31, 2003 is 10.4%. The Company believes that dsIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months. This is based on continued utilization of its line of credit and improved operating results stemming from continued cost reductions.

     As of May 9, 2003 the Company's wholly owned US operations (i.e., excluding dsIT and Comverge) had an aggregate of $1,953 in unrestricted cash and cash equivalents, reflecting a $921 increase from the balance as of December 31, 2002.

     The Company believes it has more than sufficient liquidity to finance its US-based operating activities and its corporate activities for at least the 12 months following the date of this report. The Company intends to finance these activities from cash on hand and from operating cash flows from expected profitable operations of the computer hardware segment.


NOTE 3: INVENTORY

         Inventory consists of the following:     As of             As of
                                               December 31,       March 31,
                                                  2002              2003
                                                  ----              ----
Raw materials, spare parts and supplies          $1,396          $1,666
Work-in-process                                     161             161
Finished goods and merchandise                      660             123
                                                 ------          ------
                                                 $2,217          $1,950
                                                 ======          ======

NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS

     The table below presents the carrying amount of goodwill, by segment. There were no acquisitions or impairments of goodwill recorded during the three-month period ended March 31, 2003.

                                                  Software        Energy
                                               Consulting and   Intelligence
                                                C Development    Solutions       Total
                                               ---------------- ---------------- --------
Segment balances as of December 31, 2002
   and March 31, 2003                             $4,430          $  499          $4,929
                                                  ======          ======          ======

     The following table presents certain information regarding the Company's amortizable intangible assets as of March 31, 2003 and December 31, 2002. All intangibles assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

                                                                           As of March 31, 2003
                                                              ---------------------------------------------
                                                 Weighted
                                                 average         Gross
                                               amortization      carrying      Accumulated          Net
                                                  period         amount        amortization        amount
                                             -----------------  ---------      ------------       ---------
      Amortizing intangible assets:
          Licenses                               5.0 yrs         $568          $568              $    -
          Patents                               15.0 yrs          288            74                 214
          Software licenses                      4.6 yrs          260            96                 164
                                                                -------       ------------       -------
                    Total                                       $1,116          $738             $  378
                                                                ========      ============       =======

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                             (dollars in thousands)

                                                                          As of December 31, 2002
                                                              ------------------------------------------------
                                                 Weighted
                                                 average        Gross                              Net
                                               amortization    carrying       Accumulated        carrying
                                                  period        amount        amortization        amount
                                             --------------    ----------  ------------------  ------------
      Amortizing intangible assets:
          Licenses                                5.0 yrs        $568          $563              $    5
          Patents                                15.0 yrs         288            70                 218
          Software licenses                       4.6 yrs         260            79                 181
                                                            ------------   -----------------  ------------
                    Total                                      $1,116          $712                $404
                                                            ============   =================  ============

     Amortization in respect of license, patents and software licenses intangible amounted to $131 and $26 for the three months ended March 31, 2002 and 2003, respectively (2002 includes amortization of $48 with respect to acquired backlog fully amortized in 2002).

     Amortization expense with respect to intangible assets for each of the next five years and thereafter is estimated as follows:

                          Year ended March 31,
                                  2004                                     $76
                                  2005                                      48
                                  2006                                      47
                                  2007                                      43
                                  2008                                      29
                               Thereafter                                  135
                                                                    -----------
                                                                          $378
                                                                    ===========

NOTE 5: WARRANTY PROVISION

     The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs. Warranty claims expense for the three month period ended March 31, 2003 amounted to $3.

     The following table provides the changes in the Company's provision for product warranties for the three-month period ended March 31, 2003:

             Warranty provision as at January 1, 2003                   $52
             Accruals for warranties issued during the period             3
             Warranty settlements made during the period                 (3)
                                                                 -----------

             Warrant provision as of March 31, 2003                     $52
                                                                 ===========

     The Company's Comverge subsidiary provides its customers a warranty on its products for periods ranging from six to 12 months. Such warranties are accounted for in accordance with SFAS No. 5 "Accounting for Contingencies". dsIT defers a portion of its revenues on projects and recognizes them over the warranty period so as to cover any costs related to these warranties. To date the Company has not incurred material costs related to warranty obligations in excess of the revenues deferred.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                             (dollars in thousands)

     The Company's product license and services agreements include a limited indemnification provision for claims from third parties relating to the Company's intellectual property included in the Company's products and projects. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The indemnification is generally limited to the amount paid by the customer and to date there have not been material claims under such indemnification provisions.

NOTE 6: STOCK-BASED COMPENSATION

     In December 2002, Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment to FASB Statement No. 123" was issued. SFAS No. 148 amended SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 related to disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to both interim and annual financial statements ending after December 15, 2002, and as such have been incorporated below.

     SFAS No. 123, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"), and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB 25 and provide the pro forma disclosures in accordance with the provisions of SFAS Nos. 123 and 148 to its Stock Option and Incentive Plan. Under APB 25, the Company has not recorded any stock-based employee and director compensation cost associated with its stock option plan, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan:

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                 2002              2003
                                                                                 ----              ----
Net loss as reported..........................................................$(1,802)           $(1,761)
Plus: Stock-based employee and director compensation expense included
       in reported net loss                                                         2                 52
Less: Total stock-based employee compensation expense determined under
       fair value based method for all awards                                     508                109
                                                                               -------           -------
Pro forma net loss............................................................$(2,308)           $(1,818)
                                                                               =======           =======

Net loss per share:
      Basic and diluted - as reported..........................................$(0.25)           $ (0.24)
                                                                               =======           =======
      Basic and diluted - pro forma............................................$(0.31)           $ (0.25)
                                                                               =======           =======

     The pro forma information in the above table also gives effect to the application of SFAS No. 123 on the share option plans of the Company's subsidiaries.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                             (dollars in thousands)


NOTE 7: WARRANTS

     On February 25, 2003, the Company engaged a third-party for the purposes of providing investor awareness and business advisory services for a period of one year. The Company is to pay a monthly advisory fee, totaling $90 over the period of the agreement. In addition, the Company granted the third-party common stock purchase warrants for the purchase of 120,000 shares of the Company's common stock (60,000 at $2.00 per share and 60,000 at $2.50 per share). The warrants become fully vested on May 26, 2003 and expire on February 25, 2005. The Company used the Black-Scholes valuation method to estimate the fair value of the warrants, using a risk free interest rate of 1.75%, their contractual life of two years, an annual volatility of 88% and no expected dividends. The Company estimated the fair value of the warrants to be approximately $97, which is being charged to selling, general and administrative expense over the one-year life of the service agreement on a straight-line basis.

NOTE 8: SEGMENT INFORMATION

                                           SOFTWARE
                                         CONSULTING       ENERGY
                                            AND       INTELLIGENCE  COMPUTER
                                        DEVELOPMENT    SOLUTIONS    HARDWARE          OTHER (*)         TOTAL
                                        -----------   ------------  --------          ---------         -----
Three months ended March 31, 2003:
   Revenues from external customers      $  3,230       $  4,700       $  4,930       $      8       $ 12,868
   Intersegment revenues                     --              284             20           --              304
   Segment gross profit                       863          1,313            885              8          3,069
   Segment income (loss)                      (21)        (1,125)            50             (6)        (1,102)

Three months ended March 31, 2002:
   Revenues from external customers      $  3,835       $  4,654       $  4,256       $     63       $ 12,808
   Intersegment revenues                       19            271             17           --              307
   Segment gross profit                       789          1,440            714             35          2,978
   Segment income (loss)                     (174)          (851)           (26)            20         (1,031)

___________

(*) Represents the operations of a VAR software operation in Israel that did not meet the quantitative thresholds of SFAS No. 131.

RECONCILIATION OF SEGMENT LOSS TO CONSOLIDATED NET LOSS
                                              Three months ended
                                                   March 31,
                                            -----------------------
                                               2002         2003
Total loss for reportable segments           $(1,051)      $(1,096)
Other operational segment income (loss)           20            (6)
                                             --------      --------
Total operating loss                          (1,031)       (1,102)
Net loss of corporate headquarters              (771)         (659)
                                             --------      --------
Total consolidated net loss                  $(1,802)      $(1,761)
                                             =======       ========
NOTE 9: SUBSEQUENT EVENTS

(a) Comverge equity financing

     On April 7, 2003, the Company and its Comverge subsidiary signed and closed on a definitive agreement with a syndicate of venture capital firms raising an aggregate of $13,000 in capital funding. The Company purchased $3,250 of the Series A Convertible Preferred Stock issued by Comverge in the equity financing.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                             (dollars in thousands)

     A syndicate of venture capital firms purchased the remaining $7,750 of the Series A Convertible Preferred Stock issued by Comverge, and one member of the syndicate also purchased $2,000 of a Series A-1 Convertible Preferred Stock of Comverge. The Company remains Comverge's largest shareholder, owning approximately 50.6% of the outstanding capital stock of Comverge (42.6% on a fully diluted basis). The Company holds approximately 26% of all the preferred stock issued by Comverge in the private equity financing, in addition to owning approximately 80% of Comverge's common stock. The Company's investment was primarily financed by $3,000 of cash previously restricted (classified as a long-term deposit at December 31, 2002

     The venture capital firm which purchased the Series A-1 Preferred Stock entered into an agreement with Comverge pursuant to which Comverge granted to the venture capital firm an option to put its shares of Series A-1 Preferred Stock to Comverge for $2,000. The put is exercisable from April 8, 2004 to April 18, 2004. This agreement also grants to Comverge a right to call from the venture capital firm its Series A-1 Preferred Stock for $2,000, which call right expires on April 18, 2004, and its Series A Preferred Stock, which call right expires on July 8, 2003 at a call price equal to the purchase price of the Preferred Stock plus an 8% annual dividend.

     The Series A Preferred Stock will have priority over Comverge common stock and other preferred stock for dividends and liquidations (which includes a sale of Comverge). Additionally, the Series A Preferred Stock have anti-dilution protection for stock issuances by Comverge below the per share purchase price of the Series A Preferred Stock (subject to customary exceptions such as employee stock options) as well as approval rights for major corporate transactions, stock issuances, declaration or payment of dividends, changing corporate governance documents, liquidation or dissolution of Comverge and other corporate matters. The Series A Preferred Stock is also convertible into Comverge common stock at the holder's option or upon an initial public offering with gross proceeds of at least $30,000 and an offering price at least five times the original purchase price of the Series A Preferred Stock.

     The  Company  has  entered  into  various  agreements  with  Comverge,  the syndicate of venture capital investors and certain of Comverge's common stockholders. These agreements provide for, among other things, restrictions on the transfer of the Series A Preferred Stock and Comverge common stock, the voting of the Company's Series A Preferred Stock and Comverge common stock, the Company's right to receive quarterly and annual financial reports from Comverge and registration rights for the Company's Series A Preferred Stock and Comverge common stock. Under Comverge's Amended and Restated Certificate of Incorporation, the holders of Comverge common stock have the right to elect two of the five directors on Comverge's Board. Certain preferred shareholders other than the Company have the right to elect the other three directors. Pursuant to a voting agreement, one of the directors elected by the holders of the Comverge common stock must be the CEO of Comverge. The Company's chairman and CEO and Comverge's CEO were elected as directors by the Comverge common stockholders.

     In connection with the agreement, Comverge secured a $6,500 credit facility with a leading financial institution. In connection with the private equity financing and this new credit facility, Comverge paid off $3,000 of its bank term loan at the end of March 2003 in contemplation of the financing and paid off the remaining $2,500 bank loan outstanding as of March 31, 2003 and the $2,000 secured line of credit, which line was also terminated. As a result of the repayment of the term loan, $1,000 of DSSI's long-term deposit which had been pledged to Comverge's bank as security for Comverge's loan became unrestricted and is now freely available to the Company as unrestricted working capital.

     Comverge's new credit facility includes a $1,500 term loan secured by a the pledge of a $1,500 restricted long-term deposit at Comverge's new lender, and a revolving line of credit of up to $5,000 secured by the assets of Comverge. Comverge agreed to make certain prepayments on the term loan and the new lender agreed to the release of amounts equal to such payments from the pledge account, subject to certain conditions, as follows:

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

o If none of the other triggering events have occurred, then the Company will not be entitled to the release of the $1,500 until April 1, 2006, although Comverge will use commercially reasonable efforts to cause the release of the money to the Company before that date.

     Until December 31, 2003, the Company has the option to purchase from Comverge up to $1,500 million of Series A-2 Convertible Preferred Stock. The amount of Series A-2 Preferred Stock that the Company may purchase from Comverge will be limited to the number of shares that could be purchased by the principal balance of the $1,500 term loan as of the date the Company gives notice of exercising the Series A-2 option. The Series A-2 Preferred Stock has the same purchase price as the Series A-1 Preferred Stock, but is junior in priority in liquidation (which includes the sale of Comverge) to both the Series A and Series A-1 Preferred Stock. In all other respects the Series A-2 Preferred Stock has the same rights as the Series A Preferred Stock and the Series A-1 Preferred Stock.

     The Company is evaluating the agreements related to the equity financing and the ongoing management of Comverge to determining whether or not Comverge continues to be a controlled subsidiary of the Company; no determination has been made as of the date of issuance of these financial statements. If it is determined that Comverge is no longer a controlled subsidiary, effective the second quarter of 2003, the Company would no longer consolidate Comverge's balance sheets and results of operations into the Company's consolidated balance sheets and consolidated statements of operations and would account for the investment in Comverge on the equity method.

(b) Acquisition

     In April 2003, Comverge acquired certain assets of Sixth Dimension in exchange for 877,000 shares of Comverge common stock.

(c)  Issuance of shares to Comverge lender

     In March 2003, the Company received a notice of conversion from the lender under Comverge's line of credit for the conversion of $600 principal amount of the debt outstanding under the line at a conversion price of $1.50 per share. In April 2003, following the repayment in full of all amounts outstanding under the line, the Company, in lieu of the conversion, issued 400,000 shares of its common stock to the lender under the same terms as the conversion and at an amount equal to the aggregate conversion price of $600.

(d)  Issuance of shares to holder of convertible note

     On May 5, 2003, the Company issued 102,196 shares in lieu of payment of a $200,000 monthly installment of principal on a convertible note. The Company has the option to pay the remaining $400,000 principal balance of the note by delivering shares of common stock, subject to the terms of the note.

                          DATA SYSTEMS & SOFTWARE INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed below under "Factors That May Influence Future Results" and in "Item 1. Description of Business - Factors That May Influence Future Results" in our Annual Report on Form 10-K for the year ended December 31, 2002, (the "2002 10-K").

OVERVIEW AND TREND INFORMATION

     During the periods included in this report, we operated in three reportable segments: software consulting and development, energy intelligence solutions, and computer hardware. The following analysis should be read together with the segment information provided in Note 8 to the interim unaudited consolidated financial statements included in this quarterly report, which information is hereby incorporated by reference into this Item 2.

Software Consulting and Development

     Revenues were 7% lower than last quarter and 15% below those in the first quarter of 2002. This decrease is due to the continued general weakness in the global hi-tech markets and in the software consulting and development market in particular. We currently do not see the market improving and as a result while we are continuing to increase our marketing efforts, we are constantly implementing cost cutting measures so as to avoid losses in the segment, until the market improves. Despite the continued decrease in revenues, as a result of the cost cutting measures taken in 2002, gross profits and operating income improved in the first quarter of 2003, compared to the first quarter of 2002.

Energy Intelligence Solutions

     After putting in place its management team and reorganizing its product and service offerings in 2002, in the first quarter of 2003 Comverge began to invest in the resources required to take Comverge to its next business level, refocusing its activity from research and development to marketing and sales. With the capital raised from its recent private equity financing and new credit facility, Comverge has the capital it needs to finance and expand its business.

Computer Hardware

     The improved results in this segment in the first quarter of 2003, as compared to the first quarter of 2002, reflect the low level of sales in the first quarter of 2002 following 9/11 and improved profit margins. Although we do not expect sales to return to the record levels of the fourth quarter of 2002, we expect sales in the second and third quarters to exceed those of the corresponding periods in 2002. Due to the competitive market conditions, there can be no assurance we will be able to maintain the current level of profitability in the segment's operations.

RESULTS OF OPERATIONS

     The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three months ended March 31, 2002 and 2003, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components.

                                                               Three months ended March 31,
                                                   ------------------------------------------------------  Change from
                                                             2002                         2003            2002 to 2003
                                                   --------------------------   ------------------------- --------------
                                                     ($,000)     % of sales       ($,000)    % of sales     % of 2002
                                                   ------------ -------------   ------------ ------------ --------------
    Sales                                             $12,808           100%       $12,868          100%           0%
    Cost of sales                                       9,830          77            9,799         76              0
                                                   ------------ -------------   ------------ ------------
        Gross profit                                    2,978          23            3,069         24              3
    R&D expenses                                          460           4              153          1            (67)
    SG&A expenses                                       4,300          34            4,302         33              0
                                                   ------------ -------------   ------------ ------------
        Operating loss                                 (1,782)        (14)          (1,386)       (11)            22
    Interest expense, net                                  (1)          0             (332)       (3)         33,200
    Other income (expense), net                             27          0              (14)         0           (152)
    Minority interest                                      (4)          0              (17)         0            325
                                                   ------------ -------------   ------------ ------------
        Loss before provision for income taxes         (1,760)       (14)           (1,749)       (14)             1
    Provision for income taxes                             42           0               12          0            (71)
                                                   ------------ -------------   ------------ ------------
        Net loss                                      $(1,802)       (14)%         $(1,761)      (14)%             2%
                                                   ============ =============   ============ ============

     Sales. Sales in the first quarter of 2003 were $12.9 million, marginally above the $12.8 million of sales in the first quarter of 2002.

     Sales in our computer hardware segment increased by $0.6 million, or 16%, from $4.3 million in the first quarter of 2002, to $4.9 million in 2003. This increase is primarily due to lower sales in the first quarter of 2002, following the downturn experienced in the aftermath of 9/11. However, as expected, computer hardware segment sales in the first quarter of 2003 were 46% below the level of the fourth quarter of 2002, due to sales of $4.5 million in the fourth quarter of 2002 to one customer that were not repeated in the first quarter of 2003. The increase in segment sales, as compared to the first quarter of 2002, was offset by a decrease in software consulting and development sales, from $3.8 million in the first quarter of 2002, to $3.2 million in the first quarter of 2003. This decrease was due to the continued general weakness in the global hi-tech markets and in the software consulting and development market in particular. Sales in our energy intelligence solution segment in the first quarter of 2003 were $4.7 million, similar to those of the first quarter of 2002.

     Gross profit. Gross profit in the first quarter of 2003 was $3.1 million increasing by $0.1 million, or 3%, compared to the first quarter of 2002, with gross profit margins improving, from 23% in the first quarter of 2002, to 24% in the first quarter of 2003. The increase in gross profits was primarily attributable to an increase in gross profit in the computer hardware segment, partially offset by a decrease in the energy intelligence solutions segment.

     In the computer hardware segment gross profit increased by $0.2 million, or 24%, from $0.7 million in the first quarter of 2002, to $0.9 million in the first quarter of 2003. This increase was due to the increase in sales as well as an improvement in the gross profit margin, which increased from 17% of sales in the first quarter of 2002 to 18% in the first quarter of 2003. Both increases are primarily due to the slightly improved business environment since the beginning of 2002.

      Gross profit in the energy intelligence solution segment decreased by $0.1 million, or 9%, from $1.4 million in the first quarter 2002 to $1.3 million in the first quarter 2003. This decrease was attributable to a decrease in gross profit margin, from 31% of sales in the first quarter of 2002 to 28% of sales in the first quarter of 2003, due to a proportionately larger mix of lower margin Maingate and LCR product sales to certain customers in 2003, when compared to 2002.

     Gross profit in the software consulting and development segment marginally increased to $0.9 million in the first quarter of 2003 from $0.8 million in the first quarter of 2002, despite the decrease in sales. This increase was due to the increase in gross profit margin from 21% of sales in the first quarter of 2002, to 27% of sales in the first quarter of 2003. The improved gross profit margin was attributable to cost cutting measures taken during 2002 and improved cost structure of new projects contracted over the last year.

     Research and development expenses ("R&D"). R&D expenses decreased from $0.5 million in the first quarter of 2002, to $0.2 million in the first quarter of 2003. This decrease was due to the continued decrease in R&D expenditures in the energy intelligence solution segment, as it shifted its emphasis from R&D to marketing and sales through 2002.

     Selling, general and administrative expenses ("SG&A"). SG&A was virtually unchanged at $4.3 million in the first quarter of 2003, as compared to the first quarter of 2002. However, within our segments, we had a $0.2 million decrease in corporate SG&A, as well as a $0.2 million decrease in SG&A at our software consulting and development segment. These decreases were offset by a $0.4 million increase in SG&A in the energy intelligence solution segment. The decreases in corporate and software consulting and development segment overhead were attributable to cost cutting measures taken through 2002, while the increase in SG&A in our energy intelligence solution segment was due to the increased marketing and administrative efforts invested in putting into place the infrastructure required to take the segment to its next business level.

     Interest expense. Prior to the investment recently secured for our energy intelligence solution segment, we raised capital through issuing convertible debentures and utilized lines of credit to finance our activities. We incurred finance expenses in connection with the capital raised including interest and amortization of non-cash costs associated with the convertible debt and warrants issued. Although the interest associated with the utilization of lines of credit is expected to continue at the current level, the amortization expenses are expected to decrease over the coming quarters. Of the $354,0000 of interest expense during the first quarter of 2003, $144,000 was related to the accretion of discounts and the amortization of related costs in connection with convertible debt and warrants.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, we had working capital of $1.5 million, including $0.9 million in non-restricted cash and cash equivalents. Net cash used in the first quarter of 2003 was $0.2 million, primarily financing our loss, (attributable to losses in Comverge and corporate expenses) and payments of debt, which was partially offset by the release of previously restricted cash and collections of trade accounts receivables in excess of reductions in accounts payable. Of the total working capital at March 31, 2003, $0.6 million was in our majority owned dsIT subsidiary. Due to Israeli tax and company law constraints as well as the significant minority interest in dsIT, such working capital and cash flows from dsIT's operations are not readily available to finance U.S. activities.

     As of May 9, 2003 the Company's wholly owned US operations (i.e., excluding dsIT and Comverge) had an aggregate of $1,953 in unrestricted cash and cash equivalents, reflecting a $921 increase from the balance as of December 31, 2002.

     We believe we have more than sufficient liquidity to finance our US-based operating activities and our corporate activities for at least the 12 months following the date of this report. We intend to finance these activities from cash on hand and from operating cash flows from expected profitable operations of the computer hardware segment.

     For further detail, see Notes 2 and 9 to the interim unaudited consolidated financial statements included in this quarterly report.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at March 31, 2003, excluding certain severance arrangements described below, principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and contractual obligations to our CEO for payments for his post-retirement consulting services to us, are as set forth in the table below.

                                                                  Cash Payments Due During Year Ending March 31,
                                                            -----------------------------------------------------------
                                                                              (amounts in thousands)
                                                                              ---------------------
      Contractual Obligations                                 Total       2004      2005      2006       After 2006
                                                              -----       -----     -----     -----      ----------
      Long-term debt related to US operations                   $3,300    $2,300    $1,000       $ --        $ --

      Long-term debt related to Israeli operations                 946       357       259        188         142

      Guarantees                                                   558       558        --         --          --

      Operating leases                                           5,094     1,654     1,385      1,018       1,037

      Consulting agreement with CEO                              1,525     1,525        --         --         ---
                                                                ------    ------    ------     ------     -------
      Total contractual cash obligations                       $11,423    $6,394    $2,644     $1,206      $1,179
                                                               =======    ======    ======     ======      ======

     We expect to finance these contractual commitments from cash on hand and cash generated from operations.

     Previously, we accrued a loss for contingent performance of bank guarantees. Our remaining commitment under these guarantees is $0.6 million at March 31 2003. We have collateralized a portion of these guarantees by means of a deposit of $0.2 million as of March 31, 2003. The obligation is presented as a current liability, though it is uncertain as to when actual payment may be made.

     Under Israeli law and labor agreements, dsIT and Comverge`s subsidiary in Israel are required to make severance payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of March 31, 2003, we had a total of $3.3 million in potential severance obligations, of which approximately $2.4 million was funded with cash to insurance companies and approximately $0.9 million was unfunded. The entire $3.3 million was accrued for as of March 31, 2003.

     We are obligated to pay our Chief Executive Officer consulting fees over a seven-year period upon his retirement on December 31, 2003. Although it is currently contemplated those payments will begin on January 1, 2004, the CEO has the option to terminate his employment agreement and begin his consulting period prior to December 31, 2003. During the first four years of the consulting period, we would have to pay the CEO 50% of his salary in effect at the time of termination and 25% of that salary during the last three years of the consulting period, plus contributions to a non-qualified defined contribution retirement plan equal to 25% of the consulting fee. At the start of the consulting period, we are also required to fund amounts payable for the term of the consulting period, by the purchase of an annuity or similar investment product. The CEO`s base salary for 2003 (including cost of living adjustments) is $460,000.

      We also have obligations under various agreements and other arrangements with officers and other employees with respect to severance arrangements and multiyear employment agreements as described below.

     Under an employment agreement with the Chief Financial Officer, we also have obligations to pay severance, upon termination of his employment for any reason other than for cause. Under this agreement, we must pay him (i) an amount equal to 150% of his last month`s salary multiplied by the number of years (including partial years) that the CFO worked for us, plus (ii) an amount equal to six times his last month`s salary. The severance obligation would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to the CFO`s employment agreement. As of March 31, 2003, the unfunded portion of such severance obligation was $71,000.

      Our Comverge subsidiary may in certain circumstances be liable to make severance payments to its CEO and its Executive Vice President. Under the employment agreement with the CEO of Comverge, if his employment is terminated without cause, Comverge would have to pay him one year of base salary, or if there has been an IPO for Comverge, three years of base salary plus up to 15% of any excess parachute payment. The Comverge CEO`s salary for 2002 was $250,000 per annum.

     Under the employment agreement with Comverge's Executive Vice President, if such officer's employment agreement were terminated without cause, Comverge would have to pay to such officer three months of base salary ($205,000 during
2002) for each year (or partial year) of service to Comverge up to a maximum of one year of salary. The Executive Vice President's employment commenced in March 2001. Comverge is not obligated to make any severance payments under these agreements if the CEO or the Executive Vice President voluntary terminates
his   employment  agreement.

      We also have severance arrangements under an employment agreement with the Chief Executive Officer of dsIT to pay severance under certain circumstances If his employment agreement is terminated by the Company or by him for reasons other than for cause, we must pay him (i) an amount equal to last month`s salary multiplied by the number of years (including partial years) that he worked for Endan and dsIT. Our severance obligation would be reduced by the amounts contributed by to certain Israeli pension and severance funds pursuant to his employment agreement. As of March 31, 2003, the unfunded portion of such severance obligation was approximately $33,000.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we are exposed to fluctuations in interest rates on the $5.2 million of debt incurred to finance our capital expenditures as well as long-term debt and current maturities of long-term debt, $590,000 and $350,000 as of March 31, 2003, respectively, to finance our operations. Of our $940,000 of long-term debt in Israel (which is denominated in NIS), $70,000 is linked to the U.S. dollar, $90,000 is linked to the Israeli consumer price index and $780,000 is unlinked. Our convertible note, with a face value of $800,000, has a fixed rate of interest of 10%; however, the conversion feature of our convertible note is exposed to fluctuations in the price of our common stock. Additionally, our monetary assets and liabilities (net liability of approximately $690,000) in Israel are exposed to fluctuations in exchange rates. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or foreign currency exchange rate exposures.

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



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.



         (b) Reports on Form 8-K


          Report on Form 8-K, dated February 27, 2003 filed on March 3, 2003 relating to the transfer the listing of our common stock to the Nasdaq SmallCap Market

          Report on Form 8-K, dated February 28, 2003 filed on March 3, 2003 announcing the agreement in principle our subsidiary for a venture capital financing for our Comverge Technologies, Inc. subsidiary.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.


                          DATA SYSTEMS & SOFTWARE INC.

Dated:  May 15, 2003

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



Dated:  May 15, 2003                By:  \S\ GEORGE MORGENSTERN
                                          -----------------------------
                                             George Morgenstern
                                             Chief Executive Officer

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



Dated:  May 15, 2003                  By:   \S\ YACOV KAUFMAN
                                             -------------------------
                                               Yacov Kaufman
                                               Chief Financial Officer