Form 10-Q
period 2003-06-30
DATA SYSTEMS & SOFTWARE INC
filed 2003-08-18
CIK 880984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 COMMISSION FILE NUMBER 0-19771


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

                                | | Yes   |X| No

     Number of shares outstanding of the registrant's common stock, as of August 8, 2003: 8,359,959

================================================================================

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

PART I.  Financial Information

Item 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets
            as of December 31, 2002 and June 30, 2003......................... 1

         Consolidated Statements of Operations
            for the six and three month periods ended June 30, 2002 and 2003.. 2

         Consolidated Statement of Changes in Shareholders' Equity
            for the six month period ended  June 30, 2003..................... 3

         Consolidated Statements of Cash Flows
            for the six month periods ended June 30, 2002 and 2003............ 4

         Notes to Consolidated Financial Statements........................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........20

Item 4.  Controls and Procedures..............................................20


PART II. Other Information

Item 2.  Changes in Securities and Use of Proceeds ...........................21

Item 6.  Exhibits and Reports on Form 8-K.....................................21

Signatures ...................................................................22


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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)
                                      As of

                                                                      December 31,  June 30,
                                 ASSETS                                   2002        2003
                                                                        --------    --------
Current assets:                                                                    (unaudited)
     Cash and cash equivalents ......................................     $1,150      $1,868
     Restricted cash ................................................        241       1,241
     Trade accounts receivable, net .................................     12,267       5,943
     Inventory ......................................................      2,217          67
     Other current assets ...........................................      1,401         837
                                                                        --------    --------
         Total current assets .......................................     17,276       9,956
Investment in affiliated company ....................................          -       3,270
Property and equipment, net .........................................      1,972         801
Goodwill ............................................................      4,929       4,430
Other intangible assets, net ........................................        404         148
Long-term deposits - restricted .....................................      5,700         500
Other assets ........................................................        669         746
Prepaid employee termination benefits ...............................      2,355       2,319
                                                                        --------    --------
         Total assets ...............................................    $33,305     $22,170
                                                                        ========    ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current maturities of long-term debt, net ..     $3,755      $1,825
     Trade accounts payable .........................................      5,185       2,214
     Accrued payroll, payroll taxes and social benefits .............      2,098       1,444
     Other current liabilities ......................................      3,411       2,992
                                                                        --------    --------
         Total current liabilities ..................................     14,449       8,475
                                                                        --------    --------
Long-term liabilities:
     Long-term debt .................................................      6,278         644
     Other liabilities ..............................................        477         289
     Liability for employee termination benefits ....................      3,364       3,285
                                                                        --------    --------
            Total long-term liabilities .............................     10,119       4,218
                                                                        --------    --------
Minority interests ..................................................      1,609       1,505
                                                                        --------    --------
Shareholders' equity:
     Common stock - $.01 par value per share:
         Authorized - 20,000,000 shares;
         Issued - 8,161,867 and 8,714,063 shares
          as of December 31, 2002 and June 30, 2003, respectively ...         82          87
     Additional paid-in capital .....................................     37,687      42,850
     Warrants .......................................................        364         461
     Deferred compensation ..........................................         (7)         (4)
     Accumulated deficit ............................................    (26,787)    (31,209)
     Treasury stock, at cost - 845,704 and 847,704 shares
          as of December 31, 2002 and June 30, 2003, respectively ...     (3,913)     (3,915)
       Stockholder's note ...........................................       (298)       (298)
                                                                        --------    --------
         Total shareholders' equity .................................      7,128       7,972
                                                                        --------    --------
         Total liabilities and shareholders' equity .................    $33,305     $22,170
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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (unaudited)
                      (in thousands, except per share data)

                                                      Six months ended         Three months ended
                                                           June 30,                  June 30,
                                                    ----------------------    ----------------------
                                                       2002         2003         2002         2003
                                                    ---------    ---------    ---------    ---------
Sales:
     Products ...................................     $17,661      $13,121       $8,960       $4,145
     Services ...................................       7,930        7,032        3,823        3,140
                                                    ---------    ---------    ---------    ---------
                                                       25,591       20,153       12,783        7,285
                                                    ---------    ---------    ---------    ---------
Cost of sales:
     Products ...................................      14,051       10,749        7,230        3,449
     Services ...................................       5,970        5,044        2,961        2,545
                                                    ---------    ---------    ---------    ---------
                                                       20,021       15,793       10,191        5,994
                                                    ---------    ---------    ---------    ---------
     Gross profit ...............................       5,570        4,360        2,592        1,291

Research and development expenses ...............       1,010          153          550            -
Selling, general and administrative expenses ....       8,752        6,410        4,452        2,108
                                                    ---------    ---------    ---------    ---------
     Operating loss .............................      (4,192)      (2,203)      (2,410)        (817)

Interest income .................................         146           27           53            5

Interest expense ................................        (293)        (650)        (199)        (296)

Other income (expense), net .....................          92         (165)          66         (151)

Minority interests ..............................         203          104          207          121

Equity loss in unconsolidated subsidiary ........           -       (1,501)           -       (1,501)
                                                    ---------    ---------    ---------    ---------
     Loss before provision for income taxes .....      (4,044)      (4,388)      (2,283)      (2,639)

Provision for income taxes ......................          57           34           15           22
                                                    ---------    ---------    ---------    ---------
     Net loss ...................................     $(4,101)     $(4,422)     $(2,298)     $(2,661)
                                                    =========    =========    =========    =========

Basic and diluted net loss per share:
     Net loss per share .........................      $(0.56)      $(0.58)      $(0.31)      $(0.34)
                                                    =========    =========    =========    =========
Weighted average number of shares
         outstanding - basic and diluted ........       7,353        7,570        7,353        7,792
                                                    =========    =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (unaudited)
                         Six months ended June 30, 2003
                                 (in thousands)

                                                  Additional
                              Number     Common    Paid-In     Deferred              Treasury  Stockholder's Accumulated
                             of Shares    Stock     Capital  Compensation  Warrants    Stock       Note        Deficit     Total
                             ---------   ------   ---------- ------------  --------  --------  ------------- -----------   -----
Balances as of
   December 31, 2002            8,162        $82    $37,687        $(7)       $364    $(3,913)      $(298)    $(26,787)    $7,128

Amortization of
  deferred
  compensation                      -          -          -          3           -          -           -            -          3

Issuance of shares
  as compensation                  50          -         50          -           -          -           -            -         50

Issuance of shares
  in lieu of debt
  repayment                       502          5        759          -           -          -           -            -        764

Warrants issued for
  professional
  services                          -          -          -          -          97          -           -            -         97

Purchase of
  treasury shares                   -          -          -          -           -         (2)          -            -         (2)

Equity from
  issuance of preferred
  shares by
  Comverge Inc.                     -          -      3,669          -           -          -           -            -      3,669

Equity from issuance
  of common shares by
  Converge Inc.                     -          -        685          -           -          -           -            -        685

Net loss                            -          -          -          -           -          -           -       (4,422)    (4,422)
                             --------   --------   --------   --------    --------   --------    --------     --------   --------

Balances as of
   June 30, 2003                8,714        $87    $42,850        $(4)       $461    $(3,915)      $(298)    $(31,209)   $ 7,972
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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)
                             (dollars in thousands)

                                                                                      Six months ended June 30,
                                                                                      -------------------------
                                                                                           2002        2003
                                                                                         --------    --------
Cash flows (used in) provided by operating activities:
     Net loss ........................................................................    $(4,101)    $(4,422)
     Adjustments to reconcile net loss to net cash provided by
         operating activities - Appendix A: ..........................................      1,484       5,149
                                                                                         --------    --------
         Net cash (used in) provided by operating activities .........................     (2,617)        727
                                                                                         --------    --------
Cash flows (used in) provided by investing activities:
     Restricted cash .................................................................        (28)      4,200
     Proceeds from sale and maturity of debt securities ..............................        411           -
     Proceeds from sale of property and equipment ....................................          -          15
     Investment in debt securities ...................................................       (468)          -
     Acquisitions of property and equipment ..........................................       (201)       (131)
     Funding of termination benefits .................................................         64        (249)
     Acquisition of intangible assets ................................................         (2)          -
     Other ...........................................................................          -        (160)
     Investment in equity method investee ............................................          -      (3,327)
                                                                                         --------    --------
         Net cash provided by (used in) investing activities .........................       (224)        348
                                                                                         --------    --------
Cash flows (used in) provided by financing activities:
     Short-term debt, net ............................................................       (572)       (393)
     Proceeds from issuance of convertible note ......................................      2,000           -
     Borrowings of long-term debt ....................................................        646         441
     Repayments of long-term debt ....................................................        (37)       (403)
     Convertible note issuance costs .................................................       (167)          -
     Purchase of treasury stock ......................................................          -          (2)
                                                                                         --------    --------
         Net cash provided by (used in) financing activities .........................      1,870        (357)
                                                                                         --------    --------
Net (decrease) increase in cash and cash equivalents .................................       (971)        718
Cash and cash equivalents at beginning of period .....................................      4,025       1,150
                                                                                         --------    --------
Cash and cash equivalents at end of period ...........................................     $3,054      $1,868
                                                                                         ========    ========
Supplemental cash flow information:
     Cash paid during period for interest ............................................       $192        $247
                                                                                         ========    ========
     Cash paid during period for income taxes ........................................        $67         $91
                                                                                         ========    ========
Non-cash investing and financing activities:
      Issuance of common stock in lieu of debt repayment .............................          -        $764
      Increase in investment in Comverge from issuance of preferred and common stock
        credited to additional paid in capital .......................................          -      $4,354
      Accounts payable incurred in investment of Comverge ............................          -         $43
      Accounts payable incurred in acquisition of fixed assets .......................       $100           -
      Value of beneficial conversion feature and related warrants on
         issuance of convertible note ................................................       $692           -
      Adjustment of goodwill and intangible assets ...................................        $48           -
      Increase in deferred tax liability associated with adjustment of
         intangible assets ...........................................................        $17           -

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows - Appendices (unaudited)
                             (dollars in thousands)

Appendix A                                                                             Six months ended June 30,
                                                                                       -------------------------
                                                                                            2002        2003
                                                                                          --------    --------
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization ....................................................     $  676      $  357
     Allowance for doubtful accounts ..................................................        (87)         61
     Stock and stock option compensation ..............................................         20          53
     Accretion of discount on convertible note and amortization of
          related costs and warrants ..................................................         54         493
     Minority interest and write-off of minority interest balance .....................       (243)       (104)
     Equity loss ......................................................................          -       1,501
     Unrealized gain on debt securities ...............................................        (13)          -
     (Decrease) increase in liability for employee termination benefits ...............        (65)        321
     Exchange adjustment on long-term debt ............................................        (27)         82
     Loss on disposition of property and equipment ....................................         14           4
     Deferred taxes ...................................................................          -         (96)
     Change in operating assets and liabilities:
         Decrease in accounts receivable and other current assets .....................      1,473       3,988
         (Decrease) increase in inventory .............................................     (1,642)        314
         Increase (decrease) in other assets ..........................................         91        (102)
         Increase (decrease) in accounts payable and other liabilities ................      1,233      (1,723)
                                                                                          --------    --------
         Total ........................................................................     $1,484      $5,149
                                                                                          --------    --------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                      (in thousands, except per share data)

Note 1: Basis of Presentation

     The accompanying unaudited consolidated financial statements of Data Systems & Software Inc. ("DSSI") and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the Company's prior period's consolidated financial statements to conform to the current period's consolidated financial statement presentation.

Note 2: Financing of Operations

     As of June 30, 2003, the Company had working capital of $1,481, including $1,868 in unrestricted cash and cash equivalents. Net cash provided by operating activities in the first six months of 2003 was $727. The primary sources of the Company's cash provided by operating activities during the first six months of 2003 were collections of trade accounts receivables in excess of reductions in accounts payable ($2,265, net), the Company's non-cash equity loss in Comverge ($1,501) and other non-cash expenses included in net loss ($964). These sources of cash were partially offset by the Company's loss ($4,422), (primarily first quarter consolidated losses in Comverge ($1,125) and corporate expenses ($1,171). Net cash provided by investing activities was $348. The primary source of cash provided by investing activities was the release of previously restricted cash ($4,200) of which $3,327 was invested in Comverge. Net cash used in financing activities was $357, which was comprised primarily of net payments of debt ($355).

     Of the total working capital at June 30, 2003, approximately $215 was in the Company's majority owned Israeli subsidiary, dsIT. Due to Israeli tax and company law constraints, as well as the significant minority interest in dsIT, such working capital and cash flows from dsIT's operations are not readily available to finance U.S. activities.

     dsIT is utilizing approximately $1,100 of its $1,700 lines of credit as of June 30, 2003. dsIT's lines of credit are denominated in NIS and bearing an average interest rate of the Israeli prime rate plus 0.9% per annum. The Israeli prime rate fluctuates and on June 30, 2003 was 9.4%. The Company believes that dsIT will have sufficient liquidity to finance its activities from cash flow from its own operations and available lines of credit over the next 12 months.

     On April 7, 2003 the Company's formerly consolidated subsidiary, Comverge, Inc. (Comverge) signed and closed on an agreement for private equity financing (see Note 3). As a result, the Company is no longer required to fund Comverge's operations. As part of the agreement for the private equity financing, Comverge received a new $6,500 credit facility, which included a $1,500 term loan secured by a $1,500 restricted deposit of DSSI at Comverge's new lender. Comverge has agreed to prepay the term loan in and permit release of DSSI's $1,500 deposit over the 12 months commencing December 31, 2003, subject to certain conditions (see Note 3). The Company believes that the proceeds of the financing and new credit arrangements provide sufficient financing for Comverge to independently fund its activities, and has no obligation to fund any of Comverge's losses subsequent to April 1, 2003.

     As of July 31, 2003 the Company's wholly owned US operations (i.e., excluding dsIT) had an aggregate of $1,854 in unrestricted cash and cash equivalents, reflecting a $722 increase from the balance as of December 31, 2002.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                      (in thousands, except per share data)


     The Company believes it has more than sufficient liquidity to finance its US-based operating activities and its corporate activities for at least the next 12 months. The Company intends to finance these activities from cash on hand and operating cash flows.

Note 3: Comverge equity financing transaction

     On April 7, 2003, the Company and its formerly consolidated subsidiary, Comverge, signed and closed on a definitive agreement with a syndicate of venture capital firms raising an aggregate of $13,000 in capital funding. The Company purchased $3,250 of Series A Convertible Preferred Stock issued by Comverge in the equity financing and incurred transaction costs of an additional $77. A syndicate of venture capital firms purchased the remaining $7,750 of Series A Convertible Preferred Stock issued by Comverge, and one member of the syndicate also purchased $2,000 of Series A-1 Convertible Preferred Stock of Comverge. In connection with the transaction, the Company converted $12,673 of intercompany balances with Comverge to equity.

     The venture capital firm which purchased the Series A-1 Preferred Stock entered into an agreement with Comverge pursuant to which Comverge granted to the venture capital firm an option to put its shares of Series A-1 Preferred Stock to Comverge for $2,000. The put is exercisable from April 8, 2004 to April 18, 2004. This agreement also grants to Comverge a right to call all the Series A-1 Preferred Stock for $2,000, at anytime on or before April 18, 2004.

     The Series A and Series A-1 Convertible Preferred Stock (collectively the "Preferred Stock") have priority over Comverge common stock for dividends and liquidations (which includes a sale of Comverge). Additionally, the Preferred Stock has anti-dilution protection for stock issuances by Comverge below the per share purchase price of the Series A Preferred Stock (subject to customary exceptions such as employee stock options) as well as approval rights for major corporate transactions, stock issuances, declaration or payment of dividends, changing corporate governance documents, liquidation or dissolution of Comverge and other corporate matters. Each share of the Preferred Stock is convertible into one share of Comverge common stock at any time at the holder's option, or upon an initial public offering with gross proceeds of at least $30,000 and an offering price of at least $10.40 per share. The Preferred Stock votes on an "as converted" basis with the common stock. The Comverge articles of incorporation provide for an initial board of directors with five members, of which the Preferred Stock holders elect three members and the common stock holders elect two.

     In connection with the equity financing transaction, Comverge secured a $6,500 credit facility with a leading financial institution. In connection with the private equity financing and this new credit facility, Comverge paid off its bank term loan outstanding and its $2,000 secured line of credit, which line was also terminated. As a result of the repayment of the term loan, $1,000 of DSSI's long-term deposit, which had been pledged to Comverge's bank as security for Comverge's loan, became unrestricted.

     Comverge's new credit facility includes a $1,500 term loan secured by a Company pledge of a $1,500 restricted deposit at Comverge's new lender, and a revolving line of credit of up to $5,000 secured by the assets of Comverge. Comverge agreed to make certain prepayments of the $1,500 term loan and the new lender agreed to the release of amounts equal to such payments from the pledge account, subject to Comverge's compliance with certain financial and other covenants in its agreement with the lender, if (i) Comverge raises at least $2 million in additional equity in subsequent transactions and (ii) Comverge exercises its right to call the Series A-1 Preferred Stock or the holder's right to put such stock expires without being exercised.

     The prepayments by Comverge and release of the pledge account, if any, are to be made in three payments of $500 each on December 31, 2003, June 30, 2004 and December 31, 2004; the first payment will be deferred to April 28, 2004 if the Series A-1 Preferred Stock is not redeemed. The prepayments and release of the pledge will be accelerated to two payments of $750 each if, in addition to satisfying the other conditions referred to above, Comverge raises at least $3,000 (rather than $2,000 as mentioned above) of additional equity. If none of the above conditions have been satisfied, then the Company will not be entitled to the release of the $1,500 until April 1, 2006, although Comverge is obligated to use commercially reasonable efforts to cause the release of the money to the Company before that date.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                      (in thousands, except per share data)


     Until December 31, 2003, the Company has the option to purchase from Comverge up to $1,500 of Series A-2 Convertible Preferred Stock. The amount of Series A-2 Preferred Stock that the Company may purchase from Comverge will be limited to the number of shares that could be purchased by the principal balance of the $1,500 term loan as of the date the Company gives notice of exercising the Series A-2 option. The Series A-2 Preferred Stock has the same purchase price as the Series A-1 Preferred Stock. The Series A-2 Preferred Stock has the same rights as the Series A and the Series A-1 Preferred Stock, except the Series A-2 Preferred Stock is junior in priority in liquidation (which includes the sale of Comverge) to both the Series A and Series A-1 Preferred Stock.

     The Company entered into various agreements with Comverge and the syndicate of venture capital investors. These agreements provide for, among other things, restrictions on the transfer of the Company's shares of Series A Preferred Stock and Comverge common stock, the voting of the Company's Series A Preferred Stock and Comverge common stock, the Company's right to receive quarterly and annual financial reports from Comverge and registration rights for the Company's Series A Preferred Stock and Comverge common stock. Under Comverge's Amended and Restated Certificate of Incorporation, the holders of Comverge common stock have the right to elect two of the five directors on Comverge's Board. Certain preferred shareholders other than the Company have the right to elect the other three directors. Pursuant to a voting agreement, one of the directors elected by the holders of the Comverge common stock must be the Chief Executive Officer
(CEO) of Comverge. The Company's chairman and CEO and Comverge's CEO were elected as the initial directors by the Comverge common stockholders.

     In connection with Comverge's equity financing transactions, Comverge acquired Sixth Dimension, Inc. ("6D") in a purchase business combination, valued at approximately $1,052, in exchange for 877,000 of Comverge's common shares. Some of the venture capital participants in Comverge's equity financing transaction were the principal owners in 6D prior to the acquisition. 6D is an early stage Internet-based software company, whose iNET product enables a broad range of energy services including: upstream facility metering, monitoring, and control; performance-based operations and proactive maintenance; economic demand response and active load curtailment; aggregated distributed generation; power reliability and quality monitoring; and other real-time capital equipment analysis using a low-cost, robust, software for service delivery. The acquisition adds to Comverge's product offering technology for upstream monitoring & control of capital assets, by combining 6D's real-time, internet-based, data warehousing iNET software with the analytical and metering capabilities of Comverge's PowerCAMP software applications.

     Comverge is in the process of obtaining third party valuations of the assets acquired, thus the preliminary allocation of the purchase price may change and effect the Company's equity loss from its investment in Comverge. Based on the preliminary price allocation, Comverge has estimated goodwill to be $596.

     At June 30, 2003, the Company remains Comverge's largest shareholder, owning approximately 50.6% of the outstanding capital voting stock of Comverge (42.6% if outstanding options and warrants of Comverge are exercised). The Company holds approximately 26% of the Preferred Stock issued by Comverge in the private equity financing, in addition to owning approximately 76% of Comverge's common stock. The Company's investment in Preferred Stock was primarily financed by the release of $3,000 of previously restricted cash. The issuance of preferred and common stock in Comverge resulted in increases in the value of the Company's interest in Comverge. These increases were treated as a increase to the Company's additional paid in capital.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                      (in thousands, except per share data)


Note 4: Equity investment in Comverge

     As a result of the private equity financing transaction and other agreements described in Note 3, the Company can elect at most two directors of Comverge, one of whom must be the CEO of Comverge (who is selected by the Comverge Board which is not controlled by the Company); the Company is unable to determine the selection of the remaining three directors. Therefore, although the Company currently owns 50.6% of Comverge's voting stock, Comverge is no longer a controlled subsidiary of the Company. Thus, effective April 1, 2003, the Company no longer consolidates Comverge's balance sheet and results of operations and accounts for its investment in Comverge on the equity method.

     Summary unaudited financial information for Comverge as of June 30, 2003 and for the period from April 1 to June 30, 2003 is as follows:

                                                                                          As at June 30,
                                                                                               2003
                                                                                             --------
     Financial Position
     Current assets                                                                           $12,830
     Property, plant, and equipment, net                                                        1,435
     Intangible and other assets, net                                                           1,695
                                                                                             --------
              Total assets                                                                    $15,960
                                                                                             ========

     Current liabilities (excluding current maturities of long-term debt)                     $ 2,433
     Current maturities of long-term debt                                                       2,700
     Long-term debt                                                                             1,500
     Other non-current liabilities                                                                225
                                                                                             --------
              Total liabilities                                                                 6,858
     Shareholders' equity                                                                       9,102
                                                                                             --------
              Total liabilities and shareholder's equity                                      $15,960
                                                                                             ========

                                                                                           Period from
                                                                                          April 1, 2003
                                                                                           to June 30,
                                                                                              2003
                                                                                          -------------
     Results of Operations
     Sales                                                                                     $4,008
     Operating loss                                                                           $(1,984)
     Net loss                                                                                 $(2,211)

     The activity in the Company's investment in Comverge during the three months ended June 30, 2003 is as follows:

     Conversion of inter-company balances to equity                                          $ 12,673
     Accumulated deficit at March 31, 2003                                                    (15,583)
     Cash paid for preferred stock of Comverge                                                  3,250
     Transaction costs paid                                                                        77
                                                                                             --------
     Company's Comverge investment at March 31, 2003                                             $417
     Adjustment of the Company's Comverge investment from sale of preferred shares
       and issuance of common stock                                                             4,354
                                                                                             --------
     Investment balance prior to equity loss                                                    4,771
     Equity loss in Comverge - April 1 to June 30, 2003                                        (1,501)
                                                                                             --------
     Investment balance at June 30, 2003                                                       $3,270
                                                                                             ========

     As a result of Comverge's net loss during the quarter ended June 30, 2003, the Company reduced its investment in Comverge's common stock to zero and recognized a charge of 26% of the excess net losses of $57, against its Preferred Stock investment.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                      (in thousands, except per share data)

Note 5: Inventory

     Inventory consists of the following:

                                                     As of      As of
                                                  December 31, June 30,
                                                      2002       2003
                                                  ------------ --------
     Raw materials, spare parts and supplies          $1,396        $55
     Work-in-process                                     161          -
     Finished goods and merchandise                      660         12
                                                    --------   --------
                                                      $2,217        $67
                                                    ========   ========

Note 6--Goodwill and Other Intangible Assets

     The table below presents the carrying amount of goodwill, by segment. There were no acquisitions or impairments of goodwill recorded during the six-month period ended June 30, 2003.

                                                                      Software         Energy
                                                                   Consulting and   Intelligence
                                                                     Development      Solutions          Total
                                                                    -------------   -------------    -------------
     Segment balances as of December 31, 2002                              $4,430            $499           $4,929
     Deconsolidation of Comverge investment (See Notes 3 and 4)                 -            (499)            (499)
                                                                    -------------   -------------    -------------
     Segment balances as of June 30, 2003                                  $4,430            $  -           $4,430
                                                                    =============   =============    =============

     The following table presents certain information regarding the Company's amortizable intangible assets as of June 30, 2003 and December 31, 2002. Intangible assets are amortized over their estimated useful lives, with no estimated residual values.

                                                                                As of June 30, 2003
                                                                 -----------------------------------------------
                                           Weighted average          Gross                                Net
                                             amortization          carrying        Accumulated         carrying
                                                period               amount        amortization         amount
                                           ----------------      -------------     ------------       ----------
     Amortizing intangible assets:
         Software licenses                        4.5 yrs                $260             $112             $148

                                                                             As of December 31, 2002
                                                                 -----------------------------------------------
                                           Weighted average          Gross                                Net
                                             amortization          carrying        Accumulated         carrying
                                                period               amount        amortization         amount
                                           ----------------      -------------     ------------       ----------
     Amortizing intangible assets:
         Licenses                                 5.0 yrs                $568             $563            $   5
         Patents                                 15.0 yrs                 288               70              218
         Software licenses                        4.5 yrs                 260               79              181
                                                                 -------------     ------------       ----------
                   Total                                               $1,116             $712             $404
                                                                 =============     ============       ==========

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                      (in thousands, except per share data)

     Amortization in respect of license, patents and software licenses amounted to $42 and $250 for the six months ended June 30, 2002 and 2003, respectively (2002 includes amortization of $84 with respect to acquired backlog which was fully amortized in 2002).

     Estimated amortization expense for the remainder of 2003 is $25 and as follows with respect to intangible assets for each of the next five years:

                Year ended June 30,
                -------------------
                        2004                    $50
                        2005                     32
                        2006                     32
                        2007                     25
                        2008                      9
                                            -------
                                               $148
                                            =======

Note 7: Warranty Provision

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

     The following table provides the changes in the Company's provision for product warranties for the six-month periods ended June 30, 2002 and 2003:

                                                                 Six months ended June 30,
                                                                 -------------------------
                                                                       2002        2003
                                                                    ---------    -------
         Warranty provision at beginning of the period                    $79        $52
         Accruals for warranties issued during the period                  61          3
         Warranty settlements made during the period                        -         (3)
         Other - deconsolidation of Comverge (see Note 4)                   -        (52)
                                                                    ---------    -------
         Warranty provision at the end of the period                     $140        $ -
                                                                    =========    =======

     The Company's dsIT subsidiary defers a portion of its revenues on projects and recognizes them over the warranty period so as to cover any costs related to these warranties. To date the Company has not incurred material costs related to warranty obligations in excess of the revenues deferred.

     The Company's product license and services agreements include a limited indemnification provision for claims from third parties relating to the Company's intellectual property included in the Company's products and projects. Such indemnification provisions are accounted for when amounts of liabilities are probable and estimable. The indemnification is generally limited to the amount paid by the customer and to date there have not been material claims under such indemnification provisions. At this time, the Company cannot reasonably estimate future potential indemnifications, if any.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                      (in thousands, except per share data)

Note 8: Stock-Based Compensation

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"), and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB 25 and provide the pro forma disclosures in accordance with the provisions of SFAS No. 123, as amended, to its Stock Option and Incentive Plan. Under APB 25, the Company has recorded minimal stock-based employee and director compensation cost associated with its stock option plan, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan:

                                                    Three months ended June 30,  Six months ended June 30,
                                                    ---------------------------  -------------------------
                                                          2002        2003            2002        2003
                                                        --------    --------        --------    --------
     Net loss as reported ...........................    $(2,298)    $(2,661)        $(4,101)    $(4,422)
     Plus: Stock-based employee and director
            compensation expense included in
            reported net loss .......................          1           1               3          53
     Less: Total stock-based employee compensation
            expense determined under fair value
            based method for all awards .............        187          77             695         186
                                                        --------    --------        --------    --------
     Pro forma net loss .............................    $(2,484)    $(2,737)        $(4,793)    $(4,555)
                                                        ========    ========        ========    ========

        Net loss per share:
           Basic and diluted - as reported
                                                          $(0.31)     $(0.34)         $(0.56)     $(0.58)
                                                        ========    ========        ========    ========
           Basic and diluted - pro forma ............     $(0.34)     $(0.35)         $(0.65)     $(0.60)
                                                        ========    ========        ========    ========

     The pro forma information in the above table also gives effect to the application of SFAS No. 123 on the share option plans of the Company's subsidiaries (the application of SFAS No 123 with respect to Comverge is included for the six month period ended June 30, 2002 and the period in 2003 until the Company's deconsolidation of its interest in Comverge - see Note 4).

Note 9: Warrants

     On February 25, 2003, the Company engaged a third-party for the purposes of providing investor awareness and business advisory services for a period of one year. The Company is to pay a monthly advisory fee, totaling $90 over the period of the agreement. In addition, the Company granted the third-party common stock purchase warrants for the purchase of 120,000 shares of the Company's common stock (60,000 at $2.00 per share and 60,000 at $2.50 per share). The warrants became fully vested on May 26, 2003 and expire on February 25, 2005. The Company used the Black-Scholes valuation method to estimate the fair value of the warrants, using a risk free interest rate of 1.75%, their contractual life of two years, an annual volatility of 88% and no expected dividends. The Company estimated the fair value of the warrants to be $97, which has been charged to selling, general and administrative expense.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                      (in thousands except per share data)

Note 10: Segment Information

                                              Software
                                             Consulting      Energy
                                                 and      Intelligence     Computer
                                             Development  Solutions(**)    Hardware      Other (*)      Total
Six months ended June 30, 2003:
   Revenues from external customers**           $6,311        $4,700        $9,118           $24       $20,153
   Intersegment revenues                             -           284            20             -           304
   Segment gross profit                          1,400         1,313         1,623            24         4,360
   Segment loss                                   (465)       (2,626)          (91)           (6)       (3,188)

Six months ended June 30, 2002:
   Revenues from external customers             $7,297        $9,424        $8,777           $93       $25,591
   Intersegment revenues                            19           479            46             -           544
   Segment gross profit                          1,292         2,774         1,459            45         5,570
   Segment income (loss)                          (894)       (1,868)          (25)            5        (2,782)

Three months ended June 30, 2003:
   Revenues from external customers             $3,081           $ -        $4,188           $16        $7,285
   Intersegment revenues                             -             -             -             -             -
   Segment gross profit                            537             -           738            16         1,291
   Segment loss                                   (444)       (1,501)         (141)            -        (2,086)

Three months ended June 30, 2002:
   Revenues from external customers             $3,462        $4,770        $4,521           $30       $12,783
   Intersegment revenues                             -           208            29             -           237
   Segment gross profit                            503         1,334           745            10         2,592
   Segment income (loss)                          (720)       (1,017)            1           (15)       (1,751)

----------
(*) Represents the operations of a VAR software operation in Israel that did not meet the quantitative thresholds of SFAS No. 131.
(**) Operating results of Comverge (in the Energy Intelligence Solutions segment) are no longer consolidated beginning the second quarter of 2003 - see Note 4.


Reconciliation of Segment Loss to Consolidated Net Loss

                                                Six months ended         Three months ended
                                                     June 30,                  June 30,
                                              ----------------------    ----------------------
                                                 2002         2003         2002         2003
                                              ---------    ---------    ---------    ---------
Total loss for reportable segments              $(2,787)     $(3,182)     $(1,736)     $(2,086)
Other operational segment income (loss)               5           (6)         (15)           -
                                              ---------    ---------    ---------    ---------
Total operating loss                             (2,782)      (3,188)      (1,751)      (2,086)
Net loss of corporate headquarters               (1,319)      (1,234)        (547)        (575)
                                              ---------    ---------    ---------    ---------
Total consolidated net loss                     $(4,101)     $(4,422)     $(2,298)     $(2,661)
                                              =========    =========    =========    =========

                          Data Systems & Software Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed below under "Factors That May Influence Future Results" and in "Item 1. Description of Business - Factors That May Influence Future Results" in our Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 10-K").

Overview and Trend Information

     We operate in three reportable segments: software consulting and development, energy intelligence solutions, and computer hardware. As we no longer have control over Comverge (see Notes 3 and 4 to the Financial Statements), effective the second quarter of 2003 we account for our investment in Comverge on the equity method and no longer consolidate Comverge's balances and operating activity into our consolidated balance sheet and statement of operations. Therefore, beginning with the second quarter of 2003, our energy inteligence solution segment consists solely of our equity method investment of Comverge. The following analysis should be read together with the segment information provided in Note 10 to our unaudited financial statements included in this report.

     Software Consulting and Development

     Segment revenues continued to decrease in the second quarter of 2003, compared to the immediately preceding quarter. The decrease resulted primarily from the continued general weakness in the global hi-tech markets and in the software consulting and development market in particular. We currently do not see the market improving and, while increasing our marketing efforts, we are constantly implementing cost cutting measures so as to prevent this activity from incurring losses, until the market improves. These measures are what caused the segment's gross profit and segment loss in 2003 periods to improve on those of the 2002 periods. This improvement was partially offset by foreign exchange losses included in other expenses of $153,000 due to the revaluation of the Israeli Shekel against the US dollar during this quarter. The exchange rate of the Israeli Shekel continues to fluctuate and there is no assurance it will not have a negative effect on results in future periods.

     In June 2003 Clalit Health Services, Israel's largest HMO and one of the largest in the world, awarded our dsIT subsidiary, together with Yael Software, a $4 million contract, of which dsIT's portion is approximately 50%. The contract includes the development and implementation of a new Customer Care and Billing system, based entirely on dsIT's e-asyBillTM billing system. The system is to be implemented over one year and includes a seven-year maintenance contract. In the future, we expect that this product, our OncoProTM product and sonar technology systems will have increased impact on our results, offsetting the continued deterioration in the software consulting market.

     In addition, dsIT has been successful in bidding together with Databit for certain Israeli Ministry of Defense (MoD) contracts and we expect this cooperation to produce increased revenues in the future.

     Energy Intelligence Solutions

     On April 7, 2003 Comverge signed and closed on an agreement (see Note 3) for private equity financing in the amount of $13,000. We invested $3,250, and $9,750 was invested by a group of leading energy venture capital investors.

     Comverge's operating results for the period from January 1, 2003 to March 31, 2003 have been consolidated and are included in our consolidated statements of operations. Our share of Comverge's operating results for the period from April 1, 2003 to June 30, 2003 have been included in equity loss in unconsolidated subsidiary in the our consolidated statements of operations.

     Towards the end of the first quarter and beginning of second quarter of 2003, Comverge devoted significant attention to the capital raising process mentioned above. In addition, during this quarter Comverge signed a major, long-term Virtual Peaking Capacity(TM) contract to provide significant peak load reduction to PacifiCorp, a subsidiary of Scottish Power. Although no revenue was recognized with respect to this contract in the second quarter, we expect it to have a positive effect on revenues in future periods. Comverge and Gulf Power have agreed in principle to modify their long term agreement for the deployment of Maingate gateway systems, temporarily delaying shipments. This will significantly reduce revenues from this contract in the short term, but is not expected to negatively impact operating results at Comverge. Over the longer term, the modifications are expected to improve the Gulf Power project's profitability, due to product improvements and reductions in component costs.

     Computer Hardware

     Sales in the second quarter of 2003 were below expectations and below the level of sales achieved in the first quarter of this year. We expect computer hardware sales to improve in the coming quarters. To offset the weakness in this market, and diversify our revenue base, we have initiated efforts towards adding more value added software products and services, which we hope to leverage off the expertise of our existing sales force and customer base. These activities, together with continuing joint marketing efforts with dsIT for Israeli Ministry of Defense projects, are intended to reduce Databit's dependency on the computer hardware markets in the future.

     Corporate

     With the completion of Comverge's venture financing in April 2003, Comverge has sufficient independent finance and we no longer have control over its activities. Our CEO, Mr. George Morgenstern, has informed the DSSI Board that he intends to retire from full-time employment as of December 31, 2003 and to remain as a consultant to us as called for in his employment agreement. In light of our reduced involvement at Comverge, the capable independent management in place at our dsIT and Databit subsidiaries and our CEO's retirement, we have begun an evaluation of our corporate activities and structure. This evaluation includes exploration of restructuring and/or acquisitions or mergers. We expect to continue this process during the next few months.

Results of Operations

     The following table sets forth certain information with respect to our consolidated results of operations for the three and six months ended June 30, 2002 and 2003, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. Being that starting the second quarter of 2003 we do not fully consolidate Comverge's results of operations; rather include them on an equity basis, the results of the periods presented are not fully comparable.

                                         Six months ended June 30,                          Three months ended June 30,
                           --------------------------------------------------    -------------------------------------------------
                                  2002                 2003           Change           2002                  2003          Change
                           ------------------   ------------------   --------    ------------------   ------------------  --------
                                      % of                 % of        % of                 % of                 % of       % of
                            ($,000)   sales      ($,000)   sales       2002      ($,000)    sales     ($,000)    sales      2002
                           --------  --------   --------  --------   --------    --------  --------   --------  --------  --------
Sales                       $25,591       100%   $20,153       100%       (21)%   $12,783       100%   $ 7,285       100%      (43)%
Cost of sales                20,021        78     15,793        78        (21)     10,191        80      5,994        82       (41)
                           --------  --------   --------  --------               --------  --------   --------  --------
   Gross profit               5,570        22      4,360        22        (22)      2,592        20      1,291        18       (50)
R&D expenses                  1,010         4        153         1        (85)        550         4          -         -      (100)
SG&A expenses                 8,752        34      6,410        32        (27)      4,452        34      2,108        29       (53)
                           --------  --------   --------  --------               --------  --------   --------  --------
   Operating loss            (4,192)      (16)    (2,203)      (11)       (47)     (2,410)      (18)      (817)      (11)      (66)
Interest expense, net          (147)       (1)      (623)       (3)       324        (146)       (1)      (291)       (4)       99
Other income (loss), net         92         0       (165)       (1)      (279)         66         1       (151)       (2)     (329)
Minority interests              203         1        104         -        (49)        207         2        (21)        2       (42)
Equity loss in
unconsolidated subsidiary         -         -     (1,501)       (7)                     -               (1,501)      (21)        -
                           --------  --------   --------  --------               --------  --------   --------  --------
   Loss before provision     (4,044)      (16)    (4,388)      (22)        (1)     (2,283)      (16)    (2,639)      (37)       (1)
     for income taxes
Provision for income taxes       57         0         34         0        (40)         15         0         22         0        47
                           --------  --------   --------  --------               --------  --------   --------  --------
   Net loss                 $(4,101)      (16)%  $(4,422)      (22)%       (2)%   $(2,298)      (16)%  $(2,661)      (37)%      (1)%
                           ========  ========   ========  ========               ========  ========   ========  ========

     Sales. Sales in the second quarter and first six months of 2003 were $7.3 million and $20.2 million, respectively, compared to $12.8 million and $25.6 million in the same periods of 2002, respectively. The decreases were primarily attributable to not consolidating Comverge sales in the second quarter of 2003.

     Sales in Comverge, in the first quarter of 2003, second quarter of 2002 and first six months of 2002 were $4.7 million, $4.8 million and $9.4 million, respectively.

     Sales in the computer hardware segment in the second quarter of 2003 were $4.2 million, decreasing by 7% from sales of $4.5 million in the second quarter of 2002. The decrease in sales in the second quarter of 2003 was attributable to the softer and more competitive hardware market. Computer hardware sales in the first six months of 2003 were $9.1 million, increasing by 4%, from sales of $8.8 million in the first six months of 2002, due to increased non-recurring sales in the first quarter of 2003.

     Software consulting and development sales were $3.1 million and $6.3 million in the second quarter and first six months of 2003, respectively, compared to $3.5 million and $7.3 million in the same periods of 2002. This decrease was primarily attributable to the decrease in consulting revenues resulting from the continued general weakness in the global hi-tech markets and in the software consulting and development market in particular.

     Gross profit. Gross profit in the second quarter and the first six months of 2003 was $1.3 million and $4.4 million, respectively, compared to $2.6 million and $5.6 million in the same periods of 2002. The decreases were entirely attributable to not consolidating Comverge's gross profit in the second quarter of 2003. The gross profit margin in the computer hardware segment, increased to 18% in the 2003 periods, from 16% for the second quarter of 2002 and 17% for the first six months of 2002. As a result of our continued effort to improve the cost structure of the software development and consulting segment, gross profit margins increased to 22% for the first six months of 2003 compared to 18% for the first six months of 2002 and 17% in the second quarter of 2003, compared to 15% in the second quarter of 2002.

     Research and development expenses ("R&D"). The decrease in R&D expenses in each 2003 period, as compared to the comparable periods in 2002, was primarily attributable to not consolidating Comverge's R&D in the second quarter of 2003, although R&D in our software consulting and development segment has ceased as well.

     Selling, general and administrative expenses ("SG&A"). In the second quarter and first six months of 2003, SG&A decreased to $2.1 million and $6.4 million, respectively, from $4.5 million and $8.8 million in the same periods of 2002. The decrease was primarily attributable to not consolidating Comverge's SG&A, which was $2.9 million in the second quarter of 2002. However, corporate SG&A and SG&A in the software development and consulting segment continued to decrease as well, as we continued to reduce our overhead.

     Interest expense, net. Prior to the investment recently secured for our energy intelligence solution segment, we raised capital through issuing convertible debentures and utilized lines of credit to finance our activities. We incurred finance expenses in connection with the capital raised including interest and amortization of non-cash costs associated with the convertible debt and warrants issued. Although the interest associated with the utilization of lines of credit is expected to continue at the current level, amortization of non-cash costs has been completed and will no longer effect the coming quarters. Of the $296,000 and $650,000 of interest expense incurred during the second quarter and the first six months of 2003, $252,000 and $396,000, respectively, was related to the accretion of discounts and the amortization of related costs in connection with convertible debt and warrants.

     Equity loss in unconsolidated subsidiary. The equity loss in 2003 was from our formerly consolidated subsidiary, Comverge, whose results are accounted for on an equity basis starting the second quarter of 2003 (see Note 4 of our unaudited consolidated Financial Statements). Our share of Comverge's $2.2 million of net losses during the second quarter of 2003 was $1.5 million. Comverge's increased losses in the second in the second quarter of 2003 of $2.2 million compared to $1.1 million in the second quarter of 2002, was primarily attributable to the increase in SG&A expenses. In addition, sales decreased from $4.8 million in the second quarter of 2002 to $4.0 million in the second quarter of 2003, reducing gross profits by approximately $300,000.

Liquidity and Capital Resources

     As of June 30, 2003, we had working capital of $1.5 million, including $1.9 million in unrestricted cash and cash equivalents. Net cash provided by operating activities in the first six months of 2003 was $0.7 million. Our primary sources cash provided by operating activities during the first six months of 2003 were collections of trade accounts receivables in excess of reductions in accounts payable ($2.3 million, net), our non-cash equity loss in Comverge ($1.5 million) and other non-cash expenses included in net loss ($1.0 million). These sources of cash were partially offset by our loss ($4.4 million) (primarily first quarter consolidated losses in Comverge ($1.1 million) and corporate expenses ($1.2 million). Net cash provided by investing activities was $0.3 million. The primary source of cash provided by investing activities was the release of previously restricted cash ($4.2 million) of which $3.4 million was invested in Comverge. Net cash used in financing activities was $0.4 million, which was comprised primarily of net payments of debt.

     Of the total working capital at June 30, 2003, $0.2 million was in our majority owned Israeli subsidiary, dsIT. dsIT is utilizing approximately $1.1 million of its $1.7 million lines of credit as of June 30, 2003. Due to Israeli tax and company law constraints as well as the significant minority interest in dsIT, such working capital, cash flows and borrowing capacity from dsIT's operations are not readily available to finance U.S. activities. We believe that dsIT will have sufficient liquidity to finance its activities from cash flow from its own operations and available lines of credit over the next 12 months.

     As of July 31, 2003 our wholly owned US operations (i.e., excluding dsIT and Comverge) had an aggregate of $1.9 million in unrestricted cash and cash equivalents, reflecting a $722,000 increase from the balance as of December 31, 2002. We believe we have more than sufficient liquidity to finance our US-based operating activities and our corporate activities for at least the 12 months following the date of this report. We intend to finance these activities primarily from cash on-hand and from operating cash flows. We are currently engaged in an evaluation of our corporate activities and structure, including possible restructuring and/or acquisitions or mergers. Possible changes from resulting from this process could have a material effect on our financing requirements and resources.

Contractual Obligations and Commitments

     Our contractual obligations and commitments at June 30, 2003, excluding certain severance arrangements described below, principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and contractual obligations to our CEO for payments for his post-retirement consulting services to us, are as set forth in the table below.

                                                         Cash Payments Due During Year Ending June 30,
                                                       --------------------------------------------------
                                                                    (amounts in thousands)
                                                                    ----------------------
     Contractual Obligations                            Total      2004       2005      2006   After 2006
     -----------------------                           -------   -------    -------   -------  ----------
     Long-term debt related to US operations               200    $  200         --        --        --
     Long-term debt related to Israeli operations        1,156       512     $  342    $  195    $  107
     Guarantees                                            558       558         --        --        --
     Operating leases                                    3,872     1,259      1,126       565       922
     Consulting agreement with CEO                       1,572     1,572         --        --        --
                                                       -------   -------    -------   -------   -------
     Total contractual cash obligations                 $7,358    $4,101     $1,468    $  760    $1,029
                                                       =======   =======    =======   =======   =======

     We expect to finance these contractual commitments from cash on hand and cash generated from operations.

     Previously, we accrued a loss for contingent performance of bank guarantees. Our remaining commitment under these guarantees is $0.6 million at June 30, 2003. We have collateralized a portion of these guarantees by means of a deposit of $0.2 million as of June 30, 2003. The obligation is presented as a current liability, though it is uncertain as to when actual payment may be made.

     Under Israeli law and labor agreements, dsIT is required to make severance payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of June 30, 2003, we had a total of $3.3 million in potential severance obligations, of which approximately $2.3 million was funded with cash held by insurance companies and approximately $1.0 million was unfunded. The entire $3.3 million was accrued for as of June 30, 2003.

     We are obligated to pay our Chief Executive Officer consulting fees over a seven-year period upon his retirement on December 31, 2003. Although it is currently contemplated those payments will begin on January 1, 2004, the CEO has the option to terminate his employment agreement and begin his consulting period prior to December 31, 2003. During the first four years of the consulting period, we would have to pay the CEO 50% of his salary in effect at the time of termination and 25% of that salary during the last three years of the consulting period, plus contributions to a non-qualified defined contribution retirement plan equal to 25% of the consulting fee. At the start of the consulting period, which is expected to begin on January 31, 2004, we are also required to fund amounts payable to the CEO for the term of the consulting period, by the purchase of an annuity or similar investment product. The CEO`s base salary for 2003 (including cost of living adjustments) is $474,000. We also have obligations under various agreements and other arrangements with officers and other employees with respect to severance arrangements and multiyear employment agreements as described below.

     Under an employment agreement with the Chief Financial Officer, we also have obligations to pay severance, upon termination of his employment for any reason other than for cause. Under this agreement, we must pay him (i) an amount equal to 150% of his last month's salary multiplied by the number of years (including partial years) that the CFO worked for us, plus (ii) an amount equal to six times his last month's salary. The severance obligation would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to the CFO`s employment agreement. As of June 30, 2003, the unfunded portion of such severance obligation was $40,000.

     We also have severance arrangements under an employment agreement with the Chief Executive Officer of dsIT to pay severance under certain circumstances. If his employment agreement is terminated by him or by our selves for reasons other than for cause, we must pay him (i) an amount equal to his last month's salary multiplied by the number of years (including partial years) that he worked for Endan and dsIT. Our severance obligation would be reduced by the amounts contributed by us to certain Israeli pension and severance funds pursuant to his employment agreement. As of June 30, 2003, the unfunded portion of such severance obligation was approximately $43,000.

Payments to Related Parties

     We paid an individual as a director and vice president, who is the son of our Chief Executive Officer, approximately $134,000 and $155,000 for the six months ending June 30, 2002 and 2003, respectively. We also have engaged certain of our directors and former directors to render professional services to us. One of our former directors, who is also the son-in-law of our Chief Executive Officer, is principal of a law firm that we engage to perform legal services for us. We paid to this firm legal fees and out-of-pocket disbursements (which includes fees and expenses of special counsel hired on our behalf) of approximately $377,000 and $224,000 for the six months ended June 30, 2002 and 2003, respectively. We also engaged an asset management firm that is controlled by one of our directors. This firm provided discretionary asset management services to us. In the six months ended June 30, 2002, we paid fees of $8,000 to this asset management firm. The engagement with the asset management firm was terminated in September 2002. The chief executive officer of the Company's Israeli subsidiary has a loan from the subsidiary that was acquired in 2001. The loan balance and accrued interest at December 31, 2002 and at June 30, 2003 was $48,000 and $54,000, respectively. The loan has no defined maturity date, is denominated in NIS, is linked to the Index and bears interest at 4% per annum. The Company's Comverge subsidiary has made loans of $10,000 each to both our Chief Executive Office and Chief Financial Officer. The loans had an initial maturity date of January 3, 2002 and were extended at that time to mature on January 3, 2004. The loans bear interest at 4.25% per annum. The balances of the loans and accrued interest at December 31, 2002 and June 30, 2003 were $25,000 and $26,000, respectively. The Comverge subsidiary also extended a loan of $14,000 to Comverge's Executive Vice-President in 2001. This loan bears interest at 6.5% per annum and is to mature in July 2004. The balance of the loan and accrued interest at December 31, 2002 and at June 30, 2003 was $16,000 and $17,000, respectively.

Recently Issued Accounting Pronouncement

     In May 2003, the Financial Accouting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" (SFAS
150). The standard establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the standard is not expected to have an impact on the Company's consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In the normal course of business, we are exposed to fluctuations in Israeli interest rates on the $1.1 million outstanding on our line of credit and our long-term debt of $1.2 million as of June 30, 2003, respectively, to finance our Israeli operations. Of our $1.2 million of long-term debt in Israel (which is denominated in NIS), $150,000 is linked to the Israeli consumer price index and $1.0 million is unlinked.

     Additionally, our monetary assets and liabilities (net liability of approximately $1.0 million) in Israel are exposed to fluctuations in foreign currency exchange rates. During the second quarter, we incurred exchange losses of $153,000 due to an 8% appreciation of the NIS in relation to the dollar during the period. Since the end of the second quarter until July 31, 2003, the dollar has strengthened in relation to the NIS by 3%.

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

     The dollar cost of our operations in Israel may be adversely affected in the future by a revaluation of the NIS in relation to the dollar, should it be significantly different from the rate of inflation. In the first six months of 2003 the appreciation of the NIS against the dollar was 9.0%, whereas during the first six months of 2002 the devaluation of the NIS against the dollar was 8.0%. During the period from July 1 to July 31, 2003, there was a devaluation of the NIS against the dollar of 3.0%. In the first six months of 2003, the rate of deflation in Israel was 0.5% whereas in the first six months of 2002, the rate of inflation was 6.3%.

     As of June 30, 2003, virtually all of our monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS, and the net amount of such monetary assets and liabilities was not material. In the event that in the future we have material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.


Item 4. Controls and Procedures

Evaluation of Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

Changes in Controls and Procedures

     During the period covered by this report, we did not have any changes to our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - Other information


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Unregistered Sales of Securities.


     (i) On May 5, 2003, we issued 102,196 shares of our common stock to Laurus in lieu of payment of interest and a $200,000 monthly installment of principal due under a 10% convertible note issued by us to Laurus in June 2002. Laurus may resell the shares we issued as payments under the 10% convertible note under an effective registration statement.

     We relied on Section 4(2) of the Securities Act of 1933 as our exemption from registration for the issuance of the common stock to Laurus in payment of amounts due under the 10% convertible note.

     (ii) As previously reported in our Annual Report on Form 10-K, in March 2003, we received a notice of conversion from Laurus, as the lender under Comverge's line of credit obtained in December 2002, for the conversion into shares of our common stock of $600,000 principal amount of the debt outstanding under the line at a conversion price of $1.50 per share. In April 2003, following the repayment in full of all amounts outstanding under the line, we, in lieu of the conversion, issued 400,000 shares of our common stock to Laurus under the same terms as the conversion and at an amount equal to the aggregate conversion price of $600,000. Additionally, prior to June 5, 2003, Laurus could sell the 400,000 shares of our common stock subject to a volume limitation equal to 25% of the average daily trading volume of the calendar month in which the sale is to be made (as determined on a rolling basis).

     We relied on Section 4(2) of the Securities Act of 1933 as our exemption from registration for the sale and issuance of the common stock to Laurus.

     (iii) On February 25, 2003, we engaged J.P. Turner & Company, L.L.C. for the purposes of providing investor awareness and business advisory services for a period of one year. In connection with this engagement, we granted J.P. Turner common stock purchase warrants for the purchase of 120,000 shares of our common stock, of which 60,000 shares are exercisable at $2.00 per share and 60,000 shares are exercisable at $2.50 per share. The warrants became fully vested on May 26, 2003 and expires on February 25, 2005. We granted J.P. Turner the right to have the shares of our common stock included in a registration statement that we file (commonly referred to as piggyback registration rights), subject to contractual restrictions that limit our ability to include shares in a registration statement.

     We relied on Section 4(2) of the Securities Act of 1933 as our exemption from registration for the sale and issuance of the warrants to J.P. Turner.

Item 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          (i) Report on Form 8-K, dated April 12, 2003, filed on April 3, 2003, relating to the announcement of our results for the fourth quarter and year ended December 31, of 2002.

          (ii)      Report on Form 8-K,  dated April 29,  2003,  filed on May 2,
                    2003, relating to changes in membership of our Board of Directors.

          (iii) Report on Form 8-K, dated May 15, 2003, filed on May 19, 2003, relating to the announcement of our results for the first quarter ended March 31, of 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.


                                             DATA SYSTEMS & SOFTWARE INC.

Dated:  August 14, 2003

                                             By:  /s/ YACOV KAUFMAN
                                                 --------------------------
                                                 Yacov Kaufman
                                                 Vice President and Chief
                                                 Financial Officer