Form 10-Q
period 2003-09-30
DATA SYSTEMS & SOFTWARE INC
filed 2003-11-14
CIK 880984

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

               COMMISSION FILE NUMBER 0-19771
-----------------------------------------------------------------------------

                          DATA SYSTEMS & SOFTWARE INC.
               (Exact name of registrant as specified in charter)

                  --------------------------------------------

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

                     --------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              | | Yes                                 |X| No


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

              | | Yes                                 |X| No



Number of shares outstanding of the registrant's common stock, as of November 10, 2003: 7,902,025

===============================================================================

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

PART I.  Financial Information

Item 1.    Unaudited Consolidated Financial Statements

           Consolidated Balance Sheets
                  as of December 31, 2002 and September 30, 2003..............................................      2

           Consolidated Statements of Operations
                  for the nine and three month periods ended September 30, 2002 and 2003......................      3

           Consolidated Statement of Changes in Shareholders' Equity
                  for the nine month period ended  September 30, 2003.........................................      4

           Consolidated Statements of Cash Flows
                  for the nine month periods ended September 30, 2002 and 2003................................      5

           Notes to Consolidated Financial Statements.........................................................      7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............     15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................................      21

Item 4.    Controls and Procedures............................................................................      22


PART II. Other Information

Item 2.    Changes in Securities and Use of Proceeds..........................................................      23

Item 6.    Exhibits and Reports on Form 8-K...................................................................      24

Signatures        ............................................................................................      25


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

                          PART I. Financial Information


Item 1. Unaudited Consolidated Financial Statements

     On October 9, 2003, KPMG LLP ("KPMG") notified the Company that as of that date it had resigned as the Company's independent accountant.

     The audit reports of KPMG on the Company's consolidated financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for references to the Company's adoption of certain recent accounting pronouncements.

     During the two most recent fiscal years and through October 9, 2003, there were no disagreements between the Company and KPMG as to any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement in its reports on the financial statements for such periods within the meaning of Item 304(a)(1)(iv) of Regulation S-K.

     The Company has not yet retained new auditors and therefore, did not obtain a review of the attached interim financial statements, for the three and nine-month periods ending September 30, 2003, by an independent accountant using professional review standards and procedures.

     Upon retaining an auditor and completion of their review, the interim financial statements, for the three and nine month periods ending September 30, 2003, will be filed with the SEC, making the filing current.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                                          As of              As of
                                                                                       December 31,      September 30,
                                       ASSETS                                              2002               2003
                                                                                      ---------------    ---------------
                                                                                                           (unaudited)
Current assets:
     Cash and cash equivalents..................................................            $1,150               $707
     Restricted cash............................................................               241              1,741
     Trade accounts receivable, net.............................................            12,267              5,656
     Inventory..................................................................             2,217                 55
     Other current assets.......................................................             1,401                693
                                                                                     --------------       ------------
         Total current assets...................................................            17,276              8,852
Investment in affiliated company................................................                 -              2,575
Property and equipment, net.....................................................             1,972                790
Goodwill                                                                                     4,929              4,430
Other intangible assets, net....................................................               404                131
Long-term deposits - restricted.................................................             5,700                  -
Other assets....................................................................               669                859
Prepaid employee termination benefits...........................................             2,355              2,313
                                                                                     --------------       ------------
         Total assets...........................................................           $33,305            $19,950
                                                                                     ==============       ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current maturities of long-term debt, net.............             $3,755             $1,681
     Trade accounts payable....................................................              5,185              2,118
     Accrued payroll, payroll taxes and social benefits.........................             2,098              1,290
     Other current liabilities..................................................             3,411              2,717
                                                                                     --------------       ------------
         Total current liabilities..............................................            14,449              7,806
                                                                                     --------------       ------------
Long-term liabilities:
     Long-term debt.............................................................             6,278                529
     Other liabilities..........................................................               477                279
     Liability for employee termination benefits................................             3,364              3,247
                                                                                     --------------       ------------
            Total long-term liabilities.........................................            10,119              4,055
                                                                                     --------------       ------------
Minority interests..............................................................             1,609              1,492
                                                                                     --------------       ------------
Shareholders' equity:
     Common stock - $.01 par value per share:
         Authorized - 20,000 shares;
         Issued - 8,162 and 8,750 shares
          as of December 31, 2002 and September 30, 2003, respectively.........                 82                 87
     Additional paid-in capital................................................             37,687             42,906
     Warrants..................................................................                364                461
     Deferred compensation.....................................................                 (7)                (2)
     Accumulated deficit.......................................................            (26,787)           (32,940)
     Treasury stock, at cost - 846 and 848 shares as of
          December 31, 2002 and September 30, 2003, respectively.........                   (3,913)            (3,915)
       Stockholder's note......................................................               (298)                 -
                                                                                     --------------       ------------
         Total shareholders' equity............................................              7,128              6,597
                                                                                     --------------       ------------
         Total liabilities and shareholders' equity............................            $33,305            $19,950
                                                                                     ==============       ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (unaudited)
                      (in thousands, except per share data)


                                                                 Nine months ended               Three months ended
                                                                   September 30,                    September 30,
                                                            ----------------------------     ----------------------------
                                                                2002           2003             2002            2003
                                                            -------------  -------------     ------------   -------------
Sales:
     Products...........................................         $24,868       .$16,900            $7,207         $3,779
     Services...........................................          11,992          9,937             4,062          2,905
                                                              -----------    -----------       -----------    -----------
                                                                  36,860         26,837            11,269          6,684
                                                              -----------    -----------       -----------    -----------
Cost of sales:

     Products...........................................          19,749         13,951             5,698          3,202

     Services...........................................           9,178          7,323             3,208          2,279
                                                              -----------    -----------       -----------    -----------
                                                                  28,927         21,274             8,906          5,481
                                                              -----------    -----------       -----------    -----------

     Gross profit.......................................           7,933          5,563             2,363          1,203

Research and development expenses.......................           1,266            153               256              -

Selling, general and administrative expenses............          12,675          8,394             3,923          1,984
Impairment of goodwill..................................           2,760              -             2,760              -
                                                              -----------    -----------       -----------    -----------
     Operating loss.....................................          (8,768)        (2,984)           (4,576)          (781)
Interest income.........................................             203             42                57             15
Interest expense........................................            (743)          (721)             (450)           (71)
Other income (expense), net.............................             148           (510)               56           (345)
Minority interests......................................             852            139               649             35
Equity loss in unconsolidated subsidiary................               -         (2,112)                -           (611)
                                                              -----------    -----------       -----------    -----------
     Loss before provision for income taxes.............          (8,308)        (6,146)           (4,264)        (1,758)
Provision (benefit) for income taxes....................              64              7                 7            (27)
                                                              -----------    -----------       -----------    -----------
     Net loss...........................................         $(8,372)       $(6,153)          $(4,271)       $(1,731)
                                                              ===========    ===========       ===========    ===========

Basic and diluted net loss per share:
     Net loss per share.................................          $(1.14)        $(0.80)           $(0.58)        $(0.22)
                                                              ===========    ===========       ===========    ===========
Weighted average number of shares
     outstanding - basic and diluted....................           7,353          7,680             7,353          7,894
                                                              ===========    ===========       ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (unaudited)
                      Nine months ended September 30, 2003
                                 (in thousands)

                                             Additional
                         Number    Common     Paid-In       Deferred                 Treasury   Stockholder's   Accumulated  Total
                       of Shares    Stock     Capital     Compensation    Warrants     Stock        Note          Deficit
                       ---------   ------    ----------   ------------    --------   --------   -------------   -----------  -----
Balances as of
   December 31, 2002       8,162    $  82     $37,687        $  (7)        $ 364     $(3,913)        $(298)      $(26,787)   $7,128

Amortization of
  deferred
  compensation                 -        -           -            5             -           -             -              -         5

Issuance of shares
  as compensation             50        -          50            -             -           -             -              -        50

Exercise of options           11        -          17            -             -           -             -              -        17

Issuance of shares
  in lieu of debt
  repayment                  527        5         798            -             -           -             -              -       803

Warrants issued for
  professional
  services                     -        -           -            -            97           -             -              -        97

Purchase of treasury
  shares                       -        -           -            -             -          (2)            -              -        (2)

Write of off
  stockholder's note           -        -           -            -             -           -           298              -       298

Equity from issuance
  of shares by
  Comverge Inc.                -        -       4,354            -             -           -             -              -     4,354

Net loss                       -        -           -            -             -           -             -         (6,153)   (6,153)
                       ---------   ------    ----------   ------------    --------   --------   -------------   -----------  -----
Balances as of
   September 30, 2003      8,750    $  87     $42,906        $  (2)        $ 461     $(3,915)          $  -      $(32,940)   $6,597
                       =========   ======    ==========   ============    ========   ========   =============   ===========  ======


        The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)
                                 (in thousands)

                                                                                           Nine months ended September 30,
                                                                                          ---------------------------------
                                                                                               2002              2003
                                                                                            -----------       ------------
Cash flows provided by (used in) operating activities:
     Net loss..........................................................................       $(8,372)           $(6,153)
     Adjustments to reconcile net loss to net cash used in operating
            activities - Appendix:                                                              2,996              5,966
                                                                                            -----------       ------------
         Net cash used in operating activities.........................................        (5,376)              (187)
                                                                                            -----------       ------------
Cash flows (used in) provided by investing activities:
     Restricted cash...................................................................             -              4,200
     Proceeds from sale and maturity of debt securities................................         1,519                  -
     Proceeds from sale of property and equipment......................................             -                 15
     Investment in debt securities.....................................................          (154)                 -
     Acquisitions of property and equipment............................................          (344)              (193)
     Funding of termination benefits...................................................           425               (243)
     Acquisition of intangible assets..................................................            (8)                 -
     Other.............................................................................             -               (204)
     Investment in equity method investee..............................................             -             (3,327)
                                                                                            -----------       ------------
         Net cash provided by investing activities.....................................         1,438                248
                                                                                            -----------       ------------
Cash flows (used in) provided by financing activities:
     Short-term debt, net..............................................................          (863)              (503)
     Proceeds from issuance of convertible note........................................         2,000                  -
     Borrowings of long-term debt......................................................           646                441
     Repayments of long-term debt......................................................           (69)              (479)
     Convertible note issuance costs...................................................          (167)                 -
     Investment in subsidiary by minority interest.....................................             -                 22
     Exercise of options...............................................................             -                 17
     Purchase of treasury stock........................................................             -                 (2)
                                                                                            -----------       ------------
         Net cash provided by (used in) financing activities...........................         1,547               (504)
                                                                                            -----------       ------------
Net decrease in cash and cash equivalents..............................................        (2,391)              (443)
Cash and cash equivalents at beginning of period.......................................         4,025              1,150
                                                                                            -----------       ------------
Cash and cash equivalents at end of period.............................................        $1,634               $707
                                                                                            ===========       ============
Supplemental cash flow information:
     Cash paid during period for interest..............................................          $332               $308
                                                                                            ===========       ============
     Cash paid during period for income taxes..........................................           $92               $106
                                                                                            ===========       ============
Non-cash investing and financing activities:
      Issuance of common stock in lieu of debt repayment...............................             -               $803
      Increase in investment in Comverge from issuance of preferred and common stock
       credited to additional paid-in capital..........................................             -             $4,354
      Accounts payable incurred in investment of Comverge..............................             -                $17
      Accounts payable incurred in acquisition of fixed assets.........................           $50                  -
      Value of beneficial conversion feature and related warrants on
         issuance of convertible note..................................................          $692                  -
      Adjustment of goodwill and intangible assets.....................................           $48                  -
      Increase in deferred tax liability associated with adjustment of
         intangible assets.............................................................           $17                  -

        The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows - Appendix (unaudited)
                             (dollars in thousands)

                                                                                           Nine months ended September 30,
                                                                                           -------------------------------
                                                                                               2002             2003
                                                                                            -----------       ----------
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.....................................................          $ 938            $ 447
     Allowance for doubtful accounts...................................................              -               54
     Stock and stock option compensation...............................................             22               55
       Accretion of discount on convertible note and amortization of
                related costs and warrants.............................................            355              493
     Minority interest and write-off of minority interest balance......................           (892)            (139)
     Equity loss.......................................................................              -            2,112
     Unrealized gain on debt securities................................................            (10)               -
     Impairment of goodwill and acquired software......................................          3,000                -
     Settlement of payable to contract settlement......................................           (189)               -
     Loss on dilution of investment in Comverge........................................              -              102
     Loss on write-off of stockholder's note...........................................              -              298
     Restricted cash...................................................................           (842)               -
     (Decrease) increase in liability for employee termination benefits................           (416)             283
     Exchange adjustment on long-term debt.............................................            (29)              49
     Loss on disposition of property and equipment.....................................             15                3
     Deferred taxes....................................................................              7             (166)
     Change in operating assets and liabilities:
         Decrease in accounts receivable and other current assets......................          2,542            4,379
         (Decrease) increase in inventory..............................................         (2,567)             326
         Increase (decrease) in other assets...........................................            105             (101)
         Increase (decrease) in accounts payable and other liabilities.................            957           (2,229)
                                                                                            -----------       ----------
         Total.........................................................................        $ 2,996          $ 5,966
                                                                                            -----------       ----------


        The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                      (in thousands, except per share data)

Note 1: Basis of Presentation

      The accompanying unaudited consolidated financial statements of Data Systems & Software Inc. ("DSSI") and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the Company's prior period's consolidated financial statements to conform to the current period's consolidated financial statement presentation.

Note 2: Financing of Operations

      As of September 30, 2003, the Company had working capital of $1,046, including $707 in unrestricted cash and cash equivalents. Net cash used in operating activities in the first nine months of 2003 was $187. The net loss for the period of $6,153 included a non-cash equity loss in Comverge of $2,112 (primarily in the second quarter), and other non-cash expenses and losses of $1,359. The primary source of the Company's cash provided by operating activities during the first nine months of 2003 was collections of trade accounts receivables and other current assets in excess of reductions in accounts payable and other liabilities of $2,150, net. Net cash provided by investing activities was $248, primarily from the release of previously restricted cash of $4,200, of which $3,327 was invested in Comverge. Net cash used in financing activities of $504 was primarily due to net payments of debt of $541.

      The working capital of $1,046 at September 30, 2003, included negative working capital of $82 in the Company's majority owned Israeli subsidiary, dsIT. Due to Israeli tax and company law constraints, as well as the significant minority interest in dsIT, positive working capital and cash flows from dsIT's operations in past periods were not readily available to finance U.S. activities.

      dsIT is utilizing approximately $1,213 of its $1,576 lines of credit as of September 30, 2003. dsIT's lines of credit are denominated in NIS and bear an average interest rate of the Israeli prime rate plus 0.9% per annum. The Israeli prime rate fluctuates and on September 30, 2003 was 7.9%. The Company believes that dsIT will have sufficient liquidity to finance its activities from cash flow from its own operations and available lines of credit over the next 12 months.

      Since April 2003, the Company's formerly consolidated subsidiary, Comverge, Inc. (Comverge), completed private equity financings totaling approximately $18,600 (see Note 3). As a result of the financing, Comverge no longer requires additional funding from the Company. As part of the agreements related to the private equity financing, Comverge received a new $6,500 credit facility, which included a $1,500 term loan secured by a $1,500 restricted deposit of DSSI. Comverge is obligated to prepay the term loan and facilitate the release of the Company's $1,500 deposit over the six months commencing December 31, 2003, subject to certain conditions (see Note 3). The Company believes that the proceeds of the financing and new credit arrangements provide sufficient financing for Comverge to independently fund its activities.

      As of October 31, 2003 the Company's wholly-owned US operations (i.e., excluding dsIT and Comverge) had an aggregate of $740 in unrestricted cash and cash equivalents, reflecting a $292 decrease from the balance as of December 31, 2002.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                      (in thousands, except per share data)

      The Company believes it has more than sufficient liquidity to finance its US-based operating activities and its corporate activities for at least the next 12 months. The Company intends to finance these activities from cash on hand, including the freeing up of the restricted deposit pledged to secure Comverge's term loan, and operating cash flows.

Note 3: Comverge equity financing transactions

      On April 7, 2003, the Company and its formerly consolidated subsidiary, Comverge, signed and closed on a definitive agreement with a syndicate of venture capital firms raising an aggregate of $13,000 in capital funding. The Company purchased $3,250 of Series A Convertible Preferred Stock issued by Comverge in the equity financing and incurred transaction costs of an additional $77. A syndicate of venture capital firms purchased $7,750 of Series A Convertible Preferred Stock issued by Comverge, and one member of the syndicate also purchased $2,000 of Series A-1 Convertible Preferred Stock of Comverge. In connection with the transaction, the Company converted to common stock in Comverge the balance of the intercompany loans of $12,673 .

      The purchaser of the Series A-1 Preferred Stock was granted a put option exercisable in April 2004 and Comverge received a right to call all the Series A-1 Preferred Stock for $2,000, at anytime on or before April 18, 2004. In September 2003, Comverge completed an agreement raising an additional $2,000 in capital funding in exchange for additional Series A Convertible Preferred Stock issued by Comverge. Comverge utilized these funds to repurchase the Series A-1 Convertible Preferred Stock previously issued by Comverge.

      Subsequent to the third quarter, in October 2003, Comverge, completed an agreement raising an additional $5,600 in capital funding in exchange for additional Series A Convertible Preferred Stock issued by Comverge.

      The Series A Convertible Preferred Stock has priority over Comverge common stock for dividends and liquidations (which includes a sale of Comverge). Additionally, the Preferred Stock has anti-dilution protection for stock issuances by Comverge below the per share purchase price of the Series A Preferred Stock (subject to customary exceptions such as employee stock options) as well as approval rights for major corporate transactions, stock issuances, declaration or payment of dividends, changing corporate governance documents, liquidation or dissolution of Comverge and other corporate matters. Each share of the Preferred Stock is convertible into one share of Comverge common stock at any time at the holder's option, or, at Comverge's option, upon an initial public offering with gross proceeds of at least $30,000 and an offering price of at least $10.40 per share. The Preferred Stock votes on an "as converted" basis with the common stock. The Comverge articles of incorporation provide for an initial board of directors with five members, of which the Preferred Stock holders elect three members and the common stock holders elect two.

      In connection with the equity financing in April, Comverge secured a $6,500 credit facility with a leading financial institution. Comverge's new credit facility includes a $1,500 term loan secured by a Company pledge of a $1,500 restricted deposit at Comverge's new lender, and a revolving line of credit of up to $5,000 secured by the assets of Comverge. Comverge agreed to make certain prepayments of the $1,500 term loan and the lender agreed to the release of amounts equal to such payments from the pledge account, subject to Comverge's compliance with certain financial and other covenants in its agreement with the lender. Such covenants have been subsequently either fulfilled or waived.

      Based on the total capital raised (some of which occurred after September 30, 2003), and the redemption of the put, the prepayments by Comverge and release of the pledge account, are to be made in two payments of $750 each on December 31, 2003 and June 30, 2004

      Until December 31, 2003, the Company has the option to purchase from Comverge up to $1,500 of Series A-2 Convertible Preferred Stock. The amount of Series A-2 Preferred Stock that the Company may purchase from Comverge will be limited to the number of shares that could be purchased by the principal balance of the $1,500 term loan as of the date the Company gives notice of exercising the Series A-2 option. The Series A-2 Preferred Stock has the same purchase price as the Series A-1 Preferred Stock. The Series A-2 Preferred Stock has the same rights as the Series A and the Series A-1 Preferred Stock, except the Series A-2 Preferred Stock is junior in priority in liquidation (which includes the sale of Comverge) to both the Series A and Series A-1 Preferred Stock.

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

      In connection with Comverge's equity financing transactions, Comverge acquired Sixth Dimension, Inc. ("6D") in a purchase business combination, valued at approximately $1,052, in exchange for 877,000 of Comverge's common shares. Some of the venture capital participants in Comverge's equity financing transaction were the principal owners in 6D prior to the acquisition. 6D is an early stage Internet-based software company, whose iNET product enables a broad range of energy services including: upstream facility metering, monitoring, and control; performance-based operations and proactive maintenance; economic demand response and active load curtailment; aggregated distributed generation; power reliability and quality monitoring; and other real-time capital equipment analysis using a low-cost, robust, software for service delivery. The acquisition adds to Comverge's product offering, technology for upstream monitoring & control of capital assets, by combining 6D's real-time, internet-based, data warehousing iNET software with the analytical and metering capabilities of Comverge's PowerCAMP software applications.

      Comverge is in the process of obtaining third party valuations of the assets acquired, thus the preliminary allocation of the purchase price may change and effect the Company's equity loss from its investment in Comverge. Based on the preliminary price allocation, Comverge has estimated goodwill to be $596.

      At September 30, 2003, following Comverge's second equity transaction of the year, the Company owned approximately 49.6% of the outstanding capital voting stock of Comverge, comprised of approximately 25% of the Preferred Stock and approximately 76% of Comverge's common stock. As a result of the last equity transaction in October 2003, the Company remained Comverge's largest shareholder, owning approximately 40.9% of the outstanding capital voting stock of Comverge, comprised of approximately 17% of the Preferred Stock and approximately 76% of Comverge's common stock. The Company's investment in Preferred Stock was primarily financed by the release of $3,000 of previously restricted cash. The issuance of preferred and common stock in Comverge resulted in increases in the value of the Company's interest in Comverge. These increases were treated as an increase to the Company's additional paid in capital.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                      (in thousands, except per share data)

Note 4: Equity investment in Comverge

      As a result of the private equity financing transactions and other agreements described in Note 3, Comverge is no longer a controlled subsidiary of the Company. Thus, effective April 1, 2003, the Company no longer consolidates Comverge's balance sheet and results of operations, and accounts for its investment in Comverge on the equity method.

      Summary unaudited financial information for Comverge as of September 30, 2003 and for the period from April 1 to September 30, 2003 is as follows:



                                                              As at September
                                                                  30, 2003
                                                             -------------------
      FINANCIAL POSITION
      Current assets                                                  $10,862
      Property, plant, and equipment, net                               1,831
      Intangible and other assets, net                                  1,624
                                                             -------------------
               Total assets                                           $14,317
                                                             ===================

      Current liabilities                                              $3,346
      Long-term debt                                                    3,918
      Other non-current liabilities                                       191
                                                             -------------------
              Total liabilities                                         7,455
      Shareholders' equity                                              6,862
                                                             -------------------
               Total liabilities and shareholder's equity             $14,317
                                                             ===================

                                                             Period from April
                                                                 1, 2003 to
                                                             September 30, 2003
                                                             -------------------
      RESULTS OF OPERATIONS
      Sales                                                            $7,319
      Operating loss                                                  $(4,134)
      Net loss                                                        $(4,468)

         The activity in the Company's investment in Comverge during the six months ended September 30, 2003 is as follows:

      Conversion of inter-company balances to equity                  $12,673
      Accumulated deficit at March 31, 2003                           (15,583)
      Cash paid for preferred stock of Comverge                         3,250
      Transaction costs                                                    95
      Adjustment of the Company's Comverge investment
          from sale of preferred shares and issuance
          of common stock                                               4,354
      Adjustment of the Company's Comverge investment
          from dilution of preferred shares                              (102)
                                                           -------------------
      Investment balance prior to equity loss                           4,687
      Equity loss in Comverge - April 1 to September 30,
          2003                                                         (2,112)
                                                           -------------------
       Investment balance at September 30, 2003                        $2,575
                                                           ===================

      As a result of Comverge's net loss during the six months ended September 30, 2003, the Company reduced its investment in Comverge's common stock to zero and recognized a charge of 26% of the excess net losses of $668, against its Preferred Stock investment.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                      (in thousands, except per share data)

NOTE 5: INVENTORY

         Inventory consists of the following:                                       As of                 As of
                                                                                 December 31,           September 30,
                                                                                      2002                   2003
                                                                                      ----                   ----
         Raw materials, spare parts and supplies                                    $1,396                    $23
         Work-in-process                                                               161                      -
         Finished goods and merchandise                                                660                     32
                                                                                    ------                    ---
                                                                                    $2,217                    $55
                                                                                    ======                    ===

NOTE 6--GOODWILL AND OTHER INTANGIBLE ASSETS

      The table below presents the carrying amount of goodwill, by segment. There were no acquisitions or impairments of goodwill recorded during the nine-month period ended September 30, 2003.

                                                                         Software          Energy
                                                                      Consulting and    Intelligence
                                                                        Development       Solutions          Total
                                                                     ----------------  ----------------  ---------------
         Segment balances as of December 31, 2002                         $4,430              $499          $4,929
         Deconsolidation of Comverge investment (See Notes 3
           and 4)                                                              -              (499)           (499)
                                                                     ----------------  ----------------  ---------------
         Segment balances as of September 30, 2003                        $4,430              $  -          $4,430
                                                                     ================  ================  ===============

      The following table presents certain information regarding the Company's amortizable intangible assets as of September 30, 2003 and December 31, 2002. All intangibles assets are being amortized over their estimated useful lives, with no estimated residual values.

                                                                                As of September 30, 2003
                                                                   ----------------------------------------------------
                                                                         Gross
                                               Weighted average         carrying        Accumulated       Net carrying
                                              amortization period        amount        amortization         amount
                                             ----------------------   -------------  -----------------   --------------
        Amortizing intangible assets:
             Software licenses                       4.5 yrs               $260            $129                $131
                                                                           ====            ====                ====
                                                                                 As of December 31, 2002
                                                                   ----------------------------------------------------
                                                                         Gross
                                               Weighted average         carrying        Accumulated       Net carrying
                                              amortization period        amount        amortization         amount
                                              ----------------------   -------------  -----------------   --------------
         Amortizing intangible assets:
             Licenses                                5.0 yrs               $568             $563              $    5
             Patents                                15.0 yrs                288               70                 218
             Software licenses                       4.5 yrs                260               79                 181
                                                                       -------------  -----------------   --------------

                       Total                                             $1,116             $712                $404
                                                                       =============  =================   ==============

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                      (in thousands, except per share data)

      Amortization in respect of license, patents and software licenses intangible amounted to $304 and $59 for the nine months ended September 30, 2002 and 2003, respectively (2002 includes amortization of $108 with respect to acquired backlog which was fully amortized in 2002).

      Estimated amortization expense for the remainder of 2003 is $17 and as follows with respect to intangible assets for each of the next five years:

          Year ended September 30,
                    2004                                  $41
                    2005                                   32
                    2006                                   32
                    2007                                   22
                    2008                                    4
                                                   -----------
                                                         $131
                                                   ===========

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

      The following table provides the changes in the Company's provision for product warranties for the nine-month periods ended September 30, 2002 and 2003:

                                                                                    Nine months ended September
                                                                                                 30,
                                                                                    ------------------------------
                                                                                        2002             2003
                                                                                    -------------    -------------
             Warranty provision at beginning of the period                                  $302              $52
             Accruals for warranties issued during the period                                 85               23
             Warranty settlements made during the period                                   (300)             (23)
             Other - deconsolidation of Comverge (see Notes 3 and 4)                           -             (52)
                                                                                    -------------    -------------

             Warranty provision at the end of the period                                     $87               $-
                                                                                    =============    =============

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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                      (in thousands, except per share data)

NOTE 8: STOCK-BASED COMPENSATION

      Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"), and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB 25 and provide the pro forma disclosures in accordance with the provisions of SFAS No. 123 as amended to its Stock Option and Incentive Plan. Under APB 25, the Company has recorded minimal stock-based employee and director compensation cost associated with its stock option plan, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

      The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan:

                                                         Three months ended September 30,       Nine months ended September 30,
                                                               2002             2003             2002            2003
                                                               ----             ----             ----            ----
    Net loss as reported..............................       $(4,271)        $(1,731)          $(8,372)        $(6,153)
    Plus: Stock-based employee and director
           compensation expense included in
           reported net loss..........................             2               2                 5              55
    Less: Total stock-based employee compensation
           expense determined under fair value
           based method for all awards.................          394               -             1,089             186
                                                             -------         -------           -------         -------
    Pro forma net loss.................................      $(4,663)        $(1,729)          $(9,456)        $(6,284)
                                                             =======         =======           =======         =======
       Net loss per share:
          Basic and diluted - as reported..............       $(0.58)         $(0.22)           $(0.95)         $(0.80)
                                                             =======         =======           =======         =======
          Basic and diluted - pro forma................       $(0.63)         $(0.22)           $(1.36)         $(0.82)
                                                             =======         =======           =======         =======

      The pro forma information in the above table also gives effect to the application of SFAS No. 123 on the share option plans of the Company's subsidiaries (The application of SFAS No 123 with respect to Comverge is included only for the nine month period ended September 30, 2002 and the first three months of 2003 until the Company's deconsolidation of its interest in Comverge - see Notes 3 and 4).

NOTE 9: WARRANTS

      On February 25, 2003, the Company engaged a third-party for the purposes of providing investor awareness and business advisory services for a period of one year. The Company pays a monthly advisory fee, totaling $90 over the period of the agreement. In addition, the Company granted the third-party common stock purchase warrants for the purchase of 120,000 shares of the Company's common stock (60,000 at $2.00 per share and 60,000 at $2.50 per share). The warrants became fully vested on May 26, 2003 and expire on February 25, 2005. The Company used the Black-Scholes valuation method to estimate the fair value of the warrants, using a risk free interest rate of 1.75%, their contractual life of two years, an annual volatility of 88% and no expected dividends. The Company estimated the fair value of the warrants to be approximately $97, which has been charged to selling, general and administrative expense.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (unaudited)
                      (in thousands except per share data)

NOTE 10: SEGMENT INFORMATION


                                                        Software
                                                        Consulting    Energy
                                                           and      Intelligence   Computer
                                                       Development  Solutions(**)  Hardware      Other (*)    Total

Nine months ended September 30, 2003:
   Revenues from external customers                        $9,138       $4,700     $12,974          $25      $26,837
   Intersegment revenues                                        0          284          20            0          304
   Segment gross profit                                     1,949        1,313       2,276           25        5,563
   Segment loss                                              (493)      (3,535)       (247)         (17)      (4,292)

Nine months ended September 30, 2002:
   Revenues from external customers                       $10,636      $12,683     $13,415         $126      $36,860
   Intersegment revenues                                       72          870          73            -        1,015
   Segment gross profit                                     1,704        3,918       2,260           51        7,933
   Segment income (loss)***                                (3,553)      (2,465)         36           (2)      (5,984)

Three months ended September 30, 2003:
   Revenues from external customers                        $2,827            -      $3,856           $1       $6,684
   Intersegment revenues                                        -            -           -            -            -
   Segment gross profit                                       549            -         653            1        1,203
   Segment loss                                               (28)        (909)       (156)         (11)      (1,104)

Three months ended September 30, 2002:
   Revenues from external customers                        $3,339       $3,259      $4,638          $33      $11,269
   Intersegment revenues                                       53          391          27            -          471
   Segment gross profit                                       412        1,144         801            6        2,363
   Segment income (loss)***                                (2,862)        (597)         61           (7)      (3,405)

_______________
    (*) Represents the operations of a VAR software operation in Israel that did not meet the quantitative thresholds of SFAS No. 131.
    (**) Operating results of Comverge (the Energy Intelligence Solutions segment) are no longer consolidated beginning the second quarter of 2003 - see Note 4. Segment loss for the nine and three months ended September 30, 2003 includes other expense of $298, relating to the write-off of a stockholder's note from segment CEO.
    (***) Segment loss for the nine and three month periods ended September 30, 2002 in the software consulting and development segment include a charge of $3,000 for impairment of goodwill and acquired software, reduced by $528 for minority interests.

RECONCILIATION OF SEGMENT LOSS TO CONSOLIDATED NET LOSS

                                                                 Nine months ended             Three months ended
                                                                   September 30,                  September 30,
                                                             ---------------------------    --------------------------
                                                                2002            2003           2002           2003
                                                                ----            ----           ----           ----
Total loss for reportable segments                             $(5,982)        $(4,275)       $(3,398)       $(1,093)
Other operational segment loss                                      (2)            (17)            (7)           (11)
                                                             -----------     -----------    -----------     ----------
Total operating loss                                            (5,984)         (4,292)        (3,405)        (1,104)
Net loss of corporate headquarters*                             (2,388)         (1,861)          (866)          (627)
                                                             -----------     -----------    -----------     ----------
Total consolidated net loss                                    $(8,372)        $(6,153)       $(4,271)       $(1,731)
                                                             ===========     ===========    ===========     ==========

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

         SOFTWARE CONSULTING AND DEVELOPMENT

     Segment revenues continued to decrease in the third quarter of 2003. The decrease resulted primarily from the continued general weakness in the global hi-tech markets and in the software consulting and development market in particular. We currently do not see the market improving and, while increasing our marketing efforts, we are constantly implementing cost cutting measures so as to prevent this activity from incurring losses, until the market improves. These measures are what caused the segment's gross profit and segment loss in 2003 periods to improve on those of the 2002 periods.

     In June 2003 Clalit Health Services, Israel's largest HMO and one of the largest HMOs in the world, awarded our dsIT subsidiary, together with Yael Software, a $4 million contract, of which dsIT's portion is approximately 50%. The contract includes the development and implementation of a new Customer Care and Billing system, based entirely on dsIT's e-asyBillTM billing system. The system is to be implemented over a one-year period and includes a seven-year maintenance contract. In the future, we expect that this product, our OncoProTM product and sonar technology systems will have increased impact on our results, offsetting the continued deterioration in the software consulting market. Revenues from this contract are expected to begin in the fourth quarter of 2003.

     In addition, dsIT has been successful in bidding together with Databit (from our Computer Hardware segment) for certain Israeli Ministry of Defense
(MoD) contracts and we expect this cooperation to produce increased revenues in the future.

         ENERGY INTELLIGENCE SOLUTIONS

     On April 7, 2003 Comverge signed and closed on an agreement (see Note 3 to our unaudited financial statements) for private equity financing in the amount of $13.0 million. We invested $3.25 million, and $9.75 million was invested by a group of leading energy venture capital investors, in exchange for Series A Convertible Preferred Stock of Comverge. In September 2003, Comverge signed and closed another agreement with two other venture capital firms raising an additional $2.0 million in capital funding in exchange for additional Series A Convertible Preferred Stock issued by Comverge, utilizing these funds to repurchase the Series A-1 Convertible Preferred Stock previously issued by Comverge. Subsequent to the third quarter, in October 2003, Comverge signed and closed on its last agreement with two other venture capital firms raising an additional $5.6 million in capital funding in exchange for additional Series A Convertible Preferred Stock issued by Comverge, completing this round of equity investment, totaling $18.6 million.

     Comverge's operating results for the period from January 1, 2003 to March 31, 2003 have been consolidated and are included in our consolidated statements of operations. Our share of Comverge's operating results for the period from April 1, 2003 to September 30, 2003 (effective April 1, 2003) comprises the equity loss in unconsolidated subsidiary in our consolidated statements of operations.

     Towards the end of the first quarter and through the third quarter of 2003, Comverge devoted significant attention to the capital raising process mentioned above. In addition, during this period, Comverge signed its first major, long-term Virtual Peaking Capacity(TM) contract to provide significant peak load reduction to PacifiCorp, a subsidiary of Scottish Power. Although little revenue was recognized with respect to this contract, we expect it to have a positive effect on revenues in future periods. Comverge and Gulf Power have agreed in principle to modify their long-term agreement for the deployment of Maingate gateway systems, temporarily delaying shipments. This will significantly reduce revenues from this contract in the short term, but is not expected to negatively impact operating results at Comverge. Over the longer term, the modifications are expected to improve this project's profitability, due to product improvements and reductions in component costs.

         COMPUTER HARDWARE

     Sales in the third quarter of 2003 continued to be below expectations and below the level of sales achieved in the first quarter of this year. We expect computer hardware sales to improve in the coming quarters and are beginning to see signs of such improvement. To offset the weakness in this market, and diversify our revenue base, we have initiated efforts towards adding more value added software products and services, which we hope to leverage off the expertise of our existing sales force and customer base. These activities, together with continuing joint marketing efforts with dsIT for Israeli Ministry of Defense projects, are intended to reduce Databit's dependency on the computer hardware markets in the future.

         CORPORATE

     With the completion of Comverge's venture financing over the last few months, we do not need to fund Comverge and no longer have control over its activities. Mr. George Morgenstern, has informed our Board that he intends to retire from full-time employment as of December 31, 2003 and to remain as a consultant to us as called for in his employment agreement and has agreed within this construct to make himself available to fill any position the Board may desire. In light of our reduced involvement at Comverge, the capable independent management in place at our dsIT and Databit subsidiaries and our CEO's retirement, we continue to evaluate our corporate activities and structure. This evaluation includes exploration of restructuring and/or acquisitions or mergers. We expect to continue this process during the next few months, completing it before year-end.

Results of Operations

     The following table sets forth certain information with respect to our consolidated results of operations for the three and nine months ended September 30, 2002 and 2003, including the percentage of total revenues during each period attributable to selected components of the operations statement data and the period-to-period percentage changes in such components. Being that starting the second quarter of 2003 we do not fully consolidate Comverge's results of operations, but rather include them on an equity basis, the results of the periods presented are not fully comparable.

                                           Nine months ended September 30,                 Three months ended September 30,
                                  ------------------------------------------------   -----------------------------------------------
                                          2002               2003           Change          2002                2003          Change
                                  -----------------    -----------------   -------   -----------------   -----------------    ------
                                               % of                % of      % of                % of                % of     % of
                                  ($,000)     sales    ($,000)     sales     2002    ($,000)     sales    ($,000)    sales    2002
                                  --------   ------    --------    -----   ------    -------     -----    -------    -----    ------
Sales                             $ 36,860     100%    $ 26,837     100%     (27)%   $ 11,269     100%    $ 6,684     100%     (41)%
Cost of sales                       28,927      78       21,274      79      (26)       8,906      79       5,481      82      (38)
                                  --------     ---     --------     ---              --------     ---     -------     ---
   Gross profit                      7,933      22        5,563      21      (30)       2,363      21       1,203      18      (49)
R&D expenses                         1,266       3          153       1      (88)         256       2          --      --     (100)
SG&A expenses                       12,675      34        8,394      31      (34)       3,923      35       1,984      30      (49)
Impairment of goodwill               2,760       7           --      --     (100)       2,760      24          --      --     (100)
                                  --------     ---     --------     ---              --------     ---     -------     ---
   Operating loss                   (8,768)    (24)      (2,984)    (11)     (66)      (4,576)    (41)       (781)    (12)     (82)
Interest expense, net                 (540)     (1)        (679)     (3)      26         (393)     (3)        (56)     (1)     (86)
Other income (loss), net               148       0         (510)     (2)    (444)          56       0        (345)     (5)    (714)
Minority interests                     852       2          139       1      (84)         649       6          35       1      (95)
Equity loss in
unconsolidated subsidiary               --      --       (2,112)     (8)      --           --      --        (611)     (9)      --
                                  --------     ---     --------     ---              --------     ---     -------     ---
   Loss before provision
     for income taxes               (8,308)    (23)      (6,146)    (23)     (26)      (4,264)    (38)     (1,758)    (26)     (59)
Provision (benefit) for
income taxes                            64       0            7       0      (92)           7       0         (27)     (0)    (514)
                                  --------     ---     --------     ---              --------     ---     -------     ---
   Net loss                       $ (8,372)    (23)%   $ (6,153)    (23)%    (26)%   $ (4,271)    (38)%   $(1,731)    (26)%    (59)%
                                  ========     ===     ========     ===              ========     ===     =======     ===


     SALES. Sales in the third quarter and first nine months of 2003 were $6.7 million and $26.8 million, compared to $11.3 million and $36.9 million in the same periods of 2002, respectively. The decreases were primarily attributable to not consolidating Comverge sales starting the second quarter of 2003.

     Comverge sales in the first quarter of 2003, third quarter of 2002 and first nine months of 2002 were $4.7 million, $3.3 million and $12.7 million, respectively.

     Sales in the computer hardware segment in the third quarter and first nine months of 2003 were $3.9 million and $13.0 million, decreasing by 17% and 3%, from sales of $4.6 million and $13.4 million, in the same periods of 2002, respectively. The decrease was attributable to the increased competition and the continued decline in the hardware market during the second and third quarters of 2003.

     Software consulting and development sales were $2.8 million and $9.1 million in the third quarter and first nine months of 2003, respectively, compared to $3.3 million and $10.6 million in the same periods of 2002. This decrease was primarily attributable to the decrease in consulting revenues resulting from the continued general weakness in the global hi-tech markets and in the software consulting and development market in particular.

     GROSS PROFIT. Gross profit in the third quarter and the first nine months of 2003 was $1.2 million and $5.6 million, respectively, compared to $2.4 million and $7.9 million in the same periods of 2002. The decreases were almost entirely attributable to not consolidating Comverge's gross profit starting the second quarter of 2003. The gross profit margin in the computer hardware segment, slightly increased to 18% in the first nine-months of 2003, compared to 17% in the same period of 2002. However, in the third quarters of both 2003 and 2002, the gross profit margin was stable at 17%. As a result of our continued effort to improve the cost structure of the software consulting and development segment, gross profit margins increased to 21% and 19%, in the first nine months and third quarter of 2003, respectively, compared to 16% and 12% in the same periods of 2002. In addition, in the third quarter of 2002, we had a non-recurring expense of $240,000 for the write down of acquired software.

     RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). The decrease in R&D expenses in each 2003 period, as compared to the comparable periods in 2002, was primarily attributable to not consolidating Comverge's R&D starting the second quarter of 2003, although R&D in our software consulting and development segment has ceased as well.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). In the third quarter and first nine months of 2003, SG&A decreased to $2.0 million and $8.4 million, respectively, from $3.9 million and $12.7 million in the same periods of 2002. The decrease was primarily attributable to not consolidating Comverge's SG&A, which was $2.9 million and $1.6 million in the second and third quarters of 2002, respectively. However, corporate SG&A and SG&A in the software consulting and development segment continued to decrease as well, as we continued to reduce our overhead.

     IMPAIRMENT OF GOODWILL. With the acquisition of Endan by our dsIT subsidiary in December 2001, we recognized goodwill and acquired software valued at a total of $6.4 million. This value was supported by third party valuations prepared at the time of the acquisition, based on sales and business projections made at that time. Since then, the hi-tech market in general and that of software consulting in particular continued to deteriorate. We have made concerted efforts to offset this negative trend with cost cutting measures already implemented. As we looked forward in September 2002 to the coming year, the expense recorded reflected our reassessment of the values then recorded with respect to the entire software consulting and development segment to reflecting our sales projections then, based on the same valuation models then employed. We are confident that the cost cutting measures already implemented will provide for breakeven and even positive performance in the coming quarters, justifying the remaining goodwill and value attached to this segment.

     INTEREST EXPENSE, NET. Prior to the investment recently secured for our energy intelligence solution segment, we raised capital through issuing convertible debentures and utilized lines of credit to finance our activities. We incurred finance expenses in connection with the capital raised including interest and amortization of non-cash costs associated with the convertible debt and warrants issued. Although the interest associated with the utilization of lines of credit is expected to continue at the current level, the amortization expenses are expected to decrease over the coming quarters. Of the $721,000 of interest expense incurred during the first nine months of 2003, $396,000 was related to the accretion of discounts and the amortization of related costs in connection with convertible debt and warrants.

     EQUITY LOSS IN UNCONSOLIDATED SUBSIDIARY. The equity loss in 2003 was from our formerly consolidated subsidiary, Comverge, whose results we account for on an equity basis starting the second quarter of 2003 (see Note 4 of our unaudited consolidated Financial Statements). Our share of Comverge's $2.3 million and $4.5 million of net losses, during the third quarter of 2003 and period from April 1, 2003 to September 30, 2003, was $0.6 million and $2.1 million, respectively. Comverge's increased losses in the third quarter of 2003 of $2.2 million compared to $0.6 million in the third quarter of 2002, was primarily attributable to a decrease in sales, particularly those related to Comverge's Gulf Power contract, where shipments have been suspended. In addition, SG&A in Comverge has increased primarily due to increased advertising and marketing expenses, particularly those related to marketing and advertising its new Utah - PacifiCorp program.

     OTHER INCOME (EXPENSE), NET. We had previously entered into a restricted stock purchase agreement with the CEO of our energy intelligence solutions segment subsidiary. Pursuant to this agreement, we issued to the segment CEO 50,000 shares of our common stock. The common stock was paid for by assigning and endorsing to us a 6% subordinated note, due April 15, 2010, in the principal amount of $297,500. The note was issued by Philip Services Corp. (NasdaqNM:
PSCD) in favor of the segment CEO under a trust indenture with Wilmington Trust Company. PSCD has recently filed for bankruptcy and we therefore wrote-off this note to other loss in the third quarter of 2003.

Liquidity and Capital Resources

     As of September 30, 2003, we had working capital of $1.0 million, including $707,000 in unrestricted cash and cash equivalents. Net cash used in operating activities in the first nine months of 2003 was $187,000. The net loss for the period of $6.2 million included a non-cash equity loss in Comverge of $2.1 million (primarily in the second quarter), and other non-cash expenses and losses included in net loss of $1.4 million. The primary source of our cash provided by operating activities during the first nine months of 2003 was collections of trade accounts receivables and other current assets in excess of reductions in accounts payable and other liabilities, of $2.2 million, net. Net cash provided by investing activities was $248,000, primarily from the release of previously restricted cash of $4.2 million, of which $3.3 million was invested in Comverge. Net cash used in financing activities of $504,000 was primarily due to net payments of debt of $541,000.

     The working capital of $1.0 million at September 30, 2003, included negative working capital of $82,000 in our majority owned Israeli subsidiary, dsIT. Due to Israeli tax and company law constraints, as well as the significant minority interest in dsIT, positive working capital and cash flows from dsIT's operations are not readily available to finance U.S. activities.

     dsIT is utilizing approximately $1.2 million of its $1.6 million lines of credit as of September 30, 2003. dsIT's lines of credit are denominated in NIS and bearing an average interest rate of the Israeli prime rate plus 0.9% per annum. The Israeli prime rate fluctuates and on September 30, 2003 was 7.9%. We believe dsIT will have sufficient liquidity to finance its activities from cash flow from its own operations and available lines of credit over the next 12 months.

     Since April 2003, our formerly consolidated subsidiary, Comverge, signed and closed a number of private equity financing transactions raising approximately $18.6 million (see Note 3 of our unaudited Consolidated Financial Statements). As a result, Comverge no longer requires additional funding from us. As part of the agreement for the private equity financing, Comverge received a new $6.5 million credit facility, which included a $1.5 million term loan secured by a $1.5 million restricted deposit of DSSI at Comverge's new lender. Comverge has agreed to prepay the term loan and permit release our $1.5 million deposit over the 12 months commencing December 31, 2003, subject to certain conditions (see Note 3 of our unaudited Consolidated Financial Statements). We believe that the proceeds of the financing and new credit arrangements provide sufficient financing for Comverge to independently fund its activities.

     As of October 31, 2003 our wholly owned US operations (i.e., excluding dsIT and Comverge) had an aggregate of $740,000 in unrestricted cash and cash equivalents, reflecting a $780,000 increase from the balance as of December 31, 2002.

     We believe we have more than sufficient liquidity to finance our US-based operating activities and corporate activities for at least the next 12 months. We intend to finance these activities from cash on hand and operating cash flows.

Contractual Obligations and Commitments

     Our contractual obligations and commitments at September 30, 2003, excluding certain severance arrangements described below, principally including obligations associated with our outstanding indebtedness, future minimum operating lease obligations and contractual obligations to our CEO for payments for his post-retirement consulting services to us, are as set forth in the table below.

                                                        Cash Payments Due During Year Ending September 30,
                                                    ---------------------------------------------------------
                                                                        (amounts in thousands)
                                                                        ----------------------
                                                       Total       2004       2005      2006  After 2006
                                                       -----       ----       ----      ----  ----------
      Long-term debt related to Israeli operations     $  997     $  468     $  285     $181     $ 63
      Guarantees                                          558        558         --       --       --
      Operating leases                                  3,362      1,206      1,027      353      776
      Consulting agreement with CEO                     1,572      1,572         --       --       --
                                                       ------     ------     ------     ----     ----
      Total contractual cash obligations               $6,489     $3,804     $1,312     $534     $839
                                                       ======     ======     ======     ====     ====

     We expect to finance these contractual commitments from cash on hand and cash generated from operations.

     Previously, we accrued a loss for contingent performance of bank guarantees. Our remaining commitment under these guarantees is $0.6 million at September 30 2003. We have collateralized a portion of these guarantees by means of a deposit of $0.2 million as of September 30, 2003. The obligation is presented as a current liability, though it is uncertain as to when actual payment will be made.

     Under Israeli law and labor agreements, dsIT is required to make severance payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of September 30, 2003, we had a total of $3.2 million in potential severance obligations, of which approximately $2.3 million was funded with cash held by insurance companies and approximately $0.9 million was unfunded. The entire $3.2 million was accrued for as of September 30, 2003.

     We are obligated to pay our Chief Executive Officer consulting fees over a seven-year period upon his retirement on December 31, 2003. It is currently contemplated those payments will begin on January 1, 2004. During the first four years of the consulting period, we will be obligated to pay the CEO 50% of his salary in effect at the time of termination and 25% of that salary during the last three years of the consulting period, plus contributions to a non-qualified defined contribution retirement plan equal to 25% of the consulting fee and benefits similar to those received as an employee. At the start of the consulting period, which is expected to begin on January 31, 2004, we are also required to fund amounts payable to the CEO for the term of the consulting period, by the purchase of an annuity or similar investment product. The CEO has agreed to forgo this funding for as long as there is no change in control in DSSI, as defined in his employment agreement. The CEO`s base salary for 2003 (including cost of living adjustments through the beginning of 2003) is $474,000. We also have obligations under various agreements and other arrangements with officers and other employees with respect to severance arrangements and multiyear employment agreements as described below.

     Under an employment agreement with the Chief Financial Officer, we also have obligations to pay severance upon termination of his employment for any reason other than for cause. Under this agreement, we must pay him (i) an amount equal to 150% of his last month's salary multiplied by the number of years (including partial years) that the CFO worked for us, plus (ii) an amount equal to six times his last month's salary. The severance obligation would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to the CFO`s employment agreement. As of September 30, 2003, the unfunded portion of such severance obligation was $36,000.

     We also have arrangements under an employment agreement with the Chief Executive Officer of dsIT to pay severance under certain circumstances. If his employment agreement is terminated by him or by our company for reasons other than for cause, we must pay him an amount equal to his last month's salary multiplied by the number of years (including partial years) that he worked for Endan and dsIT. Our severance obligation would be reduced by the amounts contributed by us to certain Israeli pension and severance funds pursuant to his employment agreement. As of September 30, 2003, the unfunded portion of such severance obligation was approximately $33,000.

Payments to Related Parties

     We paid an individual as a vice-president (and director in 2002), who is the son of our Chief Executive Officer, approximately $188,000 and $212,000 for the nine months ended September 30, 2002 and 2003, respectively. We also have engaged certain of our directors and former directors to render professional services to us. One of our former directors, who is also the son-in-law of our Chief Executive Officer, is principal of a law firm that we engage to perform legal services for us. We paid to this firm legal fees and out-of-pocket disbursements (which included fees and expenses of special counsel hired on our behalf) of approximately $580,000 and $306,000 for the nine months ended September 30, 2002 and 2003, respectively. We also previously engaged an asset management firm controlled by one of our directors (who resigned in April 2003). This firm provided discretionary asset management services to us, and in the nine months ended September 30, 2002, we paid it fees of $12,000 for asset management. The engagement with the asset management firm was terminated in September 2002. The chief executive officer of the Company's Israeli subsidiary has a loan, originally made by a company that subsidiary acquired in 2001. The loan balance and accrued interest at December 31, 2002 and at September 30, 2003 was $48,000 and $52,000, respectively. The loan has no defined maturity date, is denominated in NIS, is linked to the Index and bears interest at 4% per annum; the increase in the loan balance over the nine month period is entirely due to the linkage and interest accrual.

     The Company's Comverge subsidiary has made loans of $10,000 each to both our Chief Executive Officer and Chief Financial Officer. The loans had an initial maturity date of January 3, 2002 and were extended at that time to mature on January 3, 2004. The loans bear interest at 4.25% per annum. The balance of each of the loans and accrued interest at December 31, 2002 and September 30, 2003 was $12,500 and $13,000, respectively.

Recently Issued Accounting Pronouncement

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" (SFAS
150). The statement establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after September 15, 2003. Adoption of the standard is not expected to have an impact on the Company's consolidated financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     In the normal course of business, we are exposed to fluctuations in Israeli interest rates on amounts outstanding on our line of credit and under a term loan used to finance our Israeli operations. As of September 30, 2003, $1.2 million was outstanding on our line of credit and we had $1.0 million outstanding under the term loan. Of our $1.0 million term loan (which is from a bank located in Israel and is denominated in NIS), $130,000 is linked to the Israeli consumer price index and $0.9 million is unlinked.

     Additionally, our monetary assets and liabilities (net liability of approximately $1.3 million) in Israel are exposed to fluctuations in foreign currency exchange rates. During the second quarter, we recorded exchange gains of $53,000 due to a 3.0% appreciation of the NIS in relation to the dollar during the period. Since the end of the third quarter until October 31, 2003, the dollar has strengthened in relation to the NIS by 1.1%.

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

     The dollar cost of our operations in Israel may be adversely affected in the future by a revaluation of the NIS in relation to the dollar, should it be significantly different from the rate of inflation. In the first nine months of 2003 the appreciation of the NIS against the dollar was 6.2%, whereas during the first nine months of 2002 the devaluation of the NIS against the dollar was 7.9%. During the period from October 1 to October 31, 2003, there was a devaluation of the NIS against the dollar of 1.1%. In the first nine months of 2003, the rate of deflation in Israel was 1.5% whereas in the first nine months of 2002, the rate of inflation was 7.0%.

     As of September 30, 2003, virtually all of our monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS, and the net amount of such monetary assets and liabilities was not material. In the event that in the future we have material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.


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

Changes in Controls and Procedures


     During the period covered by this report, we did not have any changes to our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - Other Information



Item 6.   Exhibits And Reports On Form 8-K

           (a)  Exhibits

                31.1     Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

                31.2     Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

                32.1     Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                32.2     Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

           (b)  Reports on Form 8-K

                Report on Form 8-K, dated August 18, 2003, filed on August 19, 2003, relating to the announcement of our results for the second quarter and six months ended June 30, of 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.


                                      DATA SYSTEMS & SOFTWARE INC.

Dated:  November 14, 2003

                                      By:  /s/ YACOV KAUFMAN
                                      --------------------------------------
                                      Yacov Kaufman
                                      Vice President and Chief Financial Officer