Form 10-Q/A
period 2003-09-30
DATA SYSTEMS & SOFTWARE INC
filed 2004-03-30
CIK 880984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       ON
                                   FORM 10-Q\A
                                       TO
                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 COMMISSION FILE NUMBER 0-19771

          -----------------------------------------------------------

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

                       ----------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               | | Yes                                   | X | No


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

               | | Yes                                   | X | No




      Number of shares outstanding of the registrant's common stock, as of
                          November 10, 2003: 7,902,025

================================================================================

                                EXPLANATORY NOTE

              This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 as filed by us on November 14, 2003. This Amendment deletes the introduction to Item 1 of Part I of the Form 10-Q as originally filed which disclosed that, due to the resignation of our previous auditor, the interim consolidated financial statements had not been reviewed as required by Rule 10-01(d) of Regulation S-X. The consolidated financial statements included in this Amendment No. 1 fully comply with Rule 10-01(d).

              The interim financial  statements  included in this Amendment No.1 have been restated from those included in the Form 10-Q as originally filed. The changes relate primarily to our accounting for our investment in and our recording of our share of the losses of Comverge, Inc. The primary changes in our results and financial position are as follows: (1) a $1.0 million decrease in equity losses from unconsolidated subsidiary and a $1.1 million decrease in net loss resulting in a $0.4 decrease in basic and diluted net loss per share for the nine months ended September 30, 2003; (2) a $2.2 million decrease in investment in affiliated company and total assets; and (3) a $3.3 million decrease in additional paid-in-capital. Changes to reflect the restated financial information have been made to Management's Discussion and Analysis in
Item 2 of Part I. This Amendment No.1 also includes the items of the Form 10-Q that are not being amended.

              Except as noted above, this Amendment No.1 on Form 10-Q/A does not purport to provide a general update or discussion of any developments at the Company after the date of the original filing of the 10-Q.

================================================================================

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Consolidated Financial Statements

           Consolidated Balance Sheets
                  as of December 31, 2002 and September 30, 2003..............................................      1

           Consolidated Statements of Operations
                  for the nine and three month periods ended September 30, 2002 and 2003......................      2

           Consolidated Statement of Changes in Shareholders' Equity
                  for the nine month period ended  September 30, 2003.........................................      3

           Consolidated Statements of Cash Flows
                  for the nine month periods ended September 30, 2002 and 2003................................      4

           Notes to Consolidated Financial Statements.........................................................      6

Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................................     15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................................     22

Item 4.    Controls and Procedures............................................................................     22


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...................................................................     23

SIGNATURES        ............................................................................................     24


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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                                                            AS OF
                                                                                     AS OF               SEPTEMBER 30,
                                  ASSETS                                       DECEMBER 31, 2002             2003
                                                                              -------------------    --------------------
Current assets:                                                                                              (unaudited)
                                                                                                              (restated)
     Cash and cash equivalents...............................................             $1,150                    $707
     Restricted cash.........................................................                241                   1,741
     Accounts receivable, net................................................             12,267                   5,656
     Inventory...............................................................              2,217                      55
     Other current assets....................................................              1,443                     693
                                                                              -------------------    --------------------
         Total current assets................................................             17,318                   8,852
                                                                              -------------------    --------------------
Investment in Comverge, net..................................................                  -                     359
Property and equipment, net..................................................              1,972                     790
Goodwill                                                                                   4,929                   4,430
Other intangible assets, net.................................................                404                     131
Long-term deposits - restricted..............................................              5,700                       -
Other assets.................................................................                599                     859
Prepaid employee termination benefits........................................              2,425                   2,313
                                                                              -------------------    --------------------
         Total assets........................................................            $33,347                 $17,734
                                                                              ===================    ====================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current maturities of long-term debt, net...........             $2,531                  $1,681
     Convertible note, net...................................................              1,224                      --
     Trade accounts payable..................................................              5,185                   2,118
     Accrued payroll, payroll taxes and social benefits......................              2,211                   1,290
     Other current liabilities...............................................              3,411                   2,717
                                                                              -------------------    --------------------
         Total current liabilities...........................................             14,473                   7,806
                                                                              -------------------    --------------------
Long-term liabilities:
     Long-term debt..........................................................              6,278                     529
     Other liabilities.......................................................                477                     279
     Liability for employee termination benefits.............................              3,364                   3,247
                                                                              -------------------    --------------------
            Total long-term liabilities......................................             10,119                   4,055
                                                                              -------------------    --------------------
Minority interests...........................................................              1,609                   1,492
                                                                              -------------------    --------------------
Shareholders' equity:
     Common stock - $0.01 par value per share:
         Authorized - 20,000 shares;
         Issued - 8,162 and 8,750 shares as of December 31, 2002
          and September 30, 2003, respectively...............................                 82                      87
     Additional paid-in capital..............................................             37,687                  39,637
     Warrants................................................................                364                     461
     Deferred compensation...................................................                 (7)                     (2)
     Accumulated deficit.....................................................            (26,787)                (31,887)
Treasury stock, at cost - 846 and 848 shares as of December 31, 2002 and
         September 30, 2003, respectively....................................             (3,913)                 (3,915)
       Stockholder's note....................................................               (298)                     --
                                                                              -------------------    --------------------
         Total shareholders' equity..........................................              7,128                   4,381
                                                                              -------------------    --------------------
         Total liabilities and shareholders' equity..........................            $33,305                 $17,734
                                                                              ===================    ====================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)


                                                                   NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                              ----------------------------      ---------------------------
                                                                 2002            2003               2002           2003
                                                              -----------    -------------      ------------    -----------
                                                                              (restated)                         (restated)
Sales:
     Products................................................    $24,868          $16,900            $7,207         $3,779
     Services................................................      8,915            7,478             3,069          2,341
     Projects................................................      3,077            2,459               993            564
                                                              -----------    -------------      ------------    -----------
                                                                  36,860           26,837            11,269          6,684
                                                              -----------    -------------      ------------    -----------
Cost of sales:
     Products................................................     19,749           13,951             5,698          3,202
     Services................................................      6,636            5,236             2,267          1,678
     Projects................................................      2,542            2,087               941            601
                                                              -----------    -------------      ------------    -----------
                                                                  28,927           21,274             8,906          5,481
                                                              -----------    -------------      ------------    -----------

     Gross profit............................................      7,933            5,563             2,363          1,203
Operating expenses:
     Research and development expenses.......................      1,266              153               256             --
     Selling, general and administrative expenses............     12,675            8,394             3,923          1,984
     Impairment of goodwill..................................      2,760               --             2,760             --
                                                              -----------    -------------      ------------    -----------
          Total operating expenses                                16,701            8,547             6,939          1,984
                                                              -----------    -------------      ------------    -----------
Operating loss...............................................     (8,768)          (2,984)           (4,576)          (781)
Interest income..............................................        203               42                57             15
Interest expense.............................................       (743)            (721)             (450)           (71)
Other income (expense), net..................................        148             (408)                56          (243)
                                                              -----------    -------------      ------------    -----------
Losses before taxes on income                                     (9,160)          (4,071)           (4,913)        (1,080)
Taxes on income..............................................         64                7                 7            (27)
                                                              -----------    -------------      ------------    -----------
Loss from operations of the Company and its
     consolidated subsidiaries ..............................     (9,224)          (4,078)           (4,920)        (1,053)
Minority interests...........................................        852              139               649             35
Equity loss in Comverge......................................         --           (1,161)               --           (611)
                                                              -----------    -------------      ------------    -----------
     Net loss................................................    $(8,372)         $(5,100)          $(4,271)       $(1,629)
                                                              ===========    =============      ============    ===========
Basic and diluted net loss per share:
     Net loss per share......................................     $(1.14)          $(0.66)           $(0.58)        $(0.21)
                                                              ===========    =============      ============    ===========
Weighted average number of shares
     outstanding - basic and diluted.........................      7,353            7,680             7,353          7,894
                                                              ===========    =============      ============    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) (restated)
                      Nine months ended September 30, 2003
                                 (in thousands)


                                           Additional
                        Number    Common    Paid-In                  Deferred      Accumulated   Treasury   Stockholder's
                      of Shares    Stock    Capital    Warrants    Compensation      Deficit       Stock        Note        Total
                      ---------- --------- ----------  --------   ---------------  -----------  ----------  ------------- ----------
Balances as of
   December 31, 2002      8,162      $  82   $37,687       $ 364            $ (7)     $(26,787)  $(3,913)         $(298)   $7,128

Amortization of
  deferred
  compensation               --         --        --          --               5            --        --             --         5

Issuance of shares
  as compensation            50         --        50          --              --            --        --             --        50

Exercise of options          11         --        17          --              --            --        --             --        17

Issuance of shares
  in lieu of debt
  repayment                 127          1       239          --              --            --        --             --       240

Conversion of line
  of credit, net of
  professional fees         400          4       559          --              --            --        --             --       563

Warrants issued for
  professional
  services                   --         --        --          97              --            --        --             --        97

Purchase of treasury
  shares                     --         --        --          --              --            --       (2)             --        (2)

Write-off of
  stockholder's note         --         --        --          --              --            --        --            298       298

Equity from issuance
  of shares by
  Comverge Inc.              --         --     1,085          --              --            --        --             --     1,085

Net loss                     --         --        --          --              --        (5,100)       --             --    (5,100)
                      ---------- --------- ---------- ----------- --------------- ------------- ----------  ------------- ----------
Balances as of
   September 30, 2003     8,750      $  87   $39,637       $ 461           $  (2)     $(31,887)  $(3,915)           $ --   $4,381
                      ========== ========= ========== =========== =============== ============= ==========  ============= ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)


                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                            ------------------------------
                                                                                               2002              2003
                                                                                            -----------       ------------
                                                                                                              (restated)
Cash flows provided by (used in) operating activities:
     Net loss..........................................................................       $(8,372)           $(5,100)
     Adjustments to reconcile net loss to net cash used in operating
         activities - Appendix:                                                                 2,996              4,913
                                                                                            -----------       ------------
         Net cash used in operating activities.........................................        (5,376)              (187)
                                                                                            -----------       ------------
Cash flows (used in) provided by investing activities:
     Restricted cash...................................................................            --              4,200
     Proceeds from sale and maturity of debt securities................................         1,519                 --
     Proceeds from sale of property and equipment......................................            --                 11
     Investment in debt securities.....................................................          (154)                --
     Acquisitions of property and equipment............................................          (344)              (193)
     Funding of termination benefits...................................................           425               (243)
     Acquisition of intangible assets..................................................            (8)                --
     Business disposition - see Schedule A.............................................            --               (200)
     Investment in equity method investee..............................................            --             (3,527)
                                                                                            -----------       ------------
         Net cash provided by investing activities.....................................         1,438                248
                                                                                            -----------       ------------
Cash flows (used in) provided by financing activities:
     Short-term debt, net..............................................................          (863)              (503)
     Proceeds from issuance of convertible note........................................         2,000                 --
     Borrowings of long-term debt......................................................           646                441
     Repayments of long-term debt......................................................           (69)              (479)
     Convertible note issuance costs...................................................          (167)                --
     Investment in subsidiary by minority interest.....................................            --                 22
     Exercise of options...............................................................            --                 17
     Purchase of treasury stock........................................................            --                 (2)
                                                                                            -----------       ------------
         Net cash provided by (used in) financing activities...........................         1,547               (504)
                                                                                            -----------       ------------
Net decrease in cash and cash equivalents..............................................        (2,391)              (443)
Cash and cash equivalents at beginning of period.......................................         4,025              1,150
                                                                                            -----------       ------------
Cash and cash equivalents at end of period.............................................        $1,634               $707
                                                                                            ===========       ============
Supplemental cash flow information:
     Cash paid during period for interest..............................................          $332               $308
                                                                                            ===========       ============
     Cash paid during period for income taxes..........................................           $92               $106
                                                                                            ===========       ============
Non-cash investing and financing activities:
     Issuance of common stock in lieu of debt repayment...............................             --               $803
     Increase in investment in Comverge from issuance of preferred and common stock
      credited to additional paid-in capital..........................................             --             $1,085
     Accounts payable incurred in investment of Comverge..............................             --                $17
     Accounts payable incurred in acquisition of fixed assets.........................            $50                 --
     Value of beneficial conversion feature and related warrants on
        issuance of convertible note..................................................           $692                 --
     Adjustment of goodwill and intangible assets.....................................            $48                 --
     Increase in deferred tax liability associated with adjustment of
        intangible assets.............................................................            $17                 --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS - APPENDIX (unaudited)
                             (dollars in thousands)


                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                            ----------------------------
                                                                                               2002             2003
                                                                                            -----------       ----------
                                                                                                              (restated)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.....................................................        $   938          $   447
     Allowance for doubtful accounts...................................................             --               54
     Stock and stock option compensation...............................................             22               55
     Accretion of discount on convertible note and amortization of
         related costs and warrants.............................................                   355              493
     Minority interest and write-off of minority interest balance......................           (892)            (139)
     Equity loss in Comverge...........................................................             --            1,161
     Unrealized gain on debt securities................................................            (10)              --
     Impairment of goodwill and acquired software......................................          3,000               --
     Settlement of payable to contract settlement......................................           (189)              --
     Loss on write-off of stockholder's note...........................................             --              298
     Restricted cash...................................................................           (842)              --
     (Decrease) increase in liability for employee termination benefits................           (416)             283
     Exchange adjustment on long-term debt.............................................            (29)              49
     Loss on disposition of property and equipment.....................................             15                3
     Deferred taxes....................................................................              7             (166)
     Change in operating assets and liabilities:
         Decrease in accounts receivable and other current assets......................          2,542            4,379
         (Decrease) increase in inventory..............................................         (2,567)             326
         Increase (decrease) in other assets...........................................            105             (101)
         Increase (decrease) in accounts payable and other liabilities.................            957           (2,229)
                                                                                            -----------       ----------
         Total.........................................................................        $ 2,996          $ 4,913
                                                                                            -----------       ----------



   A. Assets/liabilities disposed of in disposition of Comverge:
         Current assets...................................................................                      $ 4,634
         Property, equipment and other assets.............................................                        1,190
         Goodwill ........................................................................                          499
         Intangibles......................................................................                          214
         Short-term debt..................................................................                       (3,880)
         Current liabilities..............................................................                       (2,340)
         Other liabilities................................................................                         (517)
         Cash Investment in Comverge......................................................                       (3,327)
                                                                                                              ----------
                                                                                                                $(3,527)
                                                                                                              ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                      (in thousands, except per share data)

NOTE 1: BASIS OF PRESENTATION

       The accompanying unaudited condensed interim consolidated financial statements of Data Systems & Software Inc. ("DSSI") and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the Company's prior period's consolidated financial statements to conform to the current period's consolidated financial statement presentation.

These condensed consolidated interim unaudited financial statements have been restated following the determination that no change of DSSI interest in Comverge has occurred following issuance of Comverge's preferred stock, and that the issuance of 877,000 of Comverge's common stock in connection with its purchase of 6D at April 2003 resulted a combined decrease of $3,269 in gain previously recorded in DSSI Additional paid-in capital. In addition DSSI determined that it is no longer committed to fund Comverge and due to the Company's negative common stock investment in Comverge it should cease to record equity losses against its common investment and will continue to record equity losses against its preferred investment in Comverge.

The effect of the restatement on the Company's net loss and basic and diluted loss per share for the nine month and three month periods ended September 30, 2003, is shown below:


                                        NINE MONTHS              THREE MONTHS
                                           ENDED                     ENDED
                                        -----------              ------------
                                                  SEPTEMBER 30, 2003
                                        --------------------------------------

          Net loss - as reported          (6,153)                   (1,731)
          Effect of restatement            1,053                       102
                                          ------                    ------
             Net loss - as restated       (5,100)                   (1,629)
                                          ======                    ======


       Basic and diluted net loss per
             share - as reported           (0.80)                    (0.22)
             Effect of restatement          0.14                      0.01
                                          ------                    ------
       Basic and diluted net loss per
             share - as reported           (0.66)                    (0.21)
                                          ======                    ======

NOTE 2: FINANCING OF OPERATIONS

         As of September 30, 2003, the Company had working capital of $1,046, including $707 in unrestricted cash and cash equivalents. Net cash used in operating activities in the first nine months of 2003 was $187. The net loss for the period of $5,100 included a non-cash expenses and losses of $1,240 and an equity loss in Comverge of $1,161. The primary source of the Company's cash provided by operating activities during the first nine months of 2003 was collections of trade accounts receivables and other current assets in excess of reductions in accounts payable and other liabilities of $2,150, net. Net cash provided by investing activities was $248, primarily from the release of previously restricted cash of $4,200, of which $3,327 was invested in Comverge. Net cash used in financing activities of $504 was primarily due to net payments of debt of $541.

         The working capital of $1,046 at September 30, 2003 included negative working capital of $89 in the Company's majority owned Israeli subsidiary, dsIT. Due to Israeli tax and company law constraints, as well as the significant minority interest in dsIT, positive working capital and cash flows from dsIT's operations in past periods were not readily available to finance U.S. activities.

         dsIT is utilizing approximately $1,213 of its $1,576 lines of credit as of September 30, 2003. dsIT's lines of credit are denominated in NIS and bear an average interest rate of the Israeli prime rate plus 0.9% per annum. The Israeli prime rate fluctuates and on September 30, 2003 was 7.9%. Since April 2003, the Company's formerly consolidated subsidiary, Comverge, Inc. (Comverge) completed private equity financings totaling approximately $18,600 (see Note 3). As a result of the financing, Comverge no longer requires additional funding from the Company. As part of the agreements related to the private equity financing, Comverge received a new $6,500 credit facility, which included a $1,500 term loan secured by a $1,500 restricted deposit of DSSI. Comverge is obligated to prepay the term loan and facilitate the release of the Company's $1,500 deposit over the six months commencing December 31, 2003, subject to certain conditions (see Note 3). The Company believes that the proceeds of the financing and new credit arrangements provide sufficient financing for Comverge to independently fund its activities.

         As of October 31, 2003, the Company's wholly-owned US operations (i.e., excluding dsIT and Comverge) had an aggregate of $740 in unrestricted cash and cash equivalents, reflecting a $292 decrease from the balance as of December 31, 2002.

         The Company believes it has sufficient liquidity to finance its US-based operating activities and its corporate activities for at least the next 12 months. The Company intends to finance these activities from cash on hand, including the freeing up of the restricted deposit pledged to secure Comverge's term loan, and operating cash flows.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                      (in thousands, except per share data)

NOTE 3: COMVERGE EQUITY FINANCING TRANSACTIONS

       On April 7, 2003, the Company and its then consolidated subsidiary Comverge signed and closed on a definitive agreement with a syndicate of venture capital firms raising an aggregate of $13,000 in capital funding. The Company purchased $3,250 of Series A Convertible Preferred Stock issued by Comverge in the equity financing and incurred transaction costs of an additional $94. A syndicate of venture capital firms purchased $7,750 of Series A Convertible Preferred Stock issued by Comverge, and one member of the syndicate also purchased $2,000 of Series A-1 Convertible Preferred Stock of Comverge. In connection with the transaction, the Company converted to equity in Comverge the balance of the intercompany loans of $9,673.

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

       In  connection  with  Comverge's  April  equity  financing  transactions,
Comverge acquired Sixth Dimension, Inc. ("6D") in a purchase business combination, valued at approximately $1,052, in exchange for 877,000 of Comverge's common shares. Some of the venture capital participants in Comverge's equity financing transaction were the principal owners in 6D prior to the acquisition. 6D is an early stage Internet-based software company, whose iNET product enables a broad range of energy services including: upstream facility metering, monitoring, and control; performance-based operations and proactive maintenance; economic demand response and active load curtailment; aggregated distributed generation; power reliability and quality monitoring; and other real-time capital equipment analysis using a low-cost, robust, software for service delivery. The acquisition adds to Comverge's product offering, technology for upstream monitoring & control of capital assets, by combining 6D's real-time, internet-based, data warehousing iNET software with the analytical and metering capabilities of Comverge's PowerCAMP software applications. In connection with this transaction, as a result of our dilution and a new valuation of the exchanged common stock of Comverge at approximately $509, we recorded an increase of $1,085 to our common stock investment in
Comverge. The increase was recorded as an adjustment to additional-paid-in-capital.

       Following Comverge's April 2003 equity transaction, the Company held approximately 50.6% of the outstanding capital voting stock of Comverge
(approximately 76% of Comverge's common stock and approximately 26% of Comverge's Preferred Stock). As a result of the April 2003 transaction, the Company is no longer obligated to fund Comverge. Additionally, subsequent to the April equity transaction, the Company has a negative investment balance in Comverge's common stock of $1,824. As the Company is no longer committed to fund Comverge, the Company has ceased to record equity losses against its common stock investment. The Company's negative common investment will only be adjusted upon disposition of the Company's common stock investment or when the Company realizes equity income from Comverge in excess of any accumulated equity losses recorded on its Preferred Stock investment.

       Also in connection with the equity financing in April, Comverge secured a $6,500 credit facility with a leading financial institution. Comverge's new credit facility includes a $1,500 term loan secured by a Company pledge of a $1,500 restricted deposit at Comverge's new lender, and a revolving line of credit of up to $5,000 secured by the assets of Comverge. Comverge agreed to make certain prepayments of the $1,500 term loan and the new lender agreed to the release of amounts equal to such payments from the pledge account, subject to Comverge's compliance with certain financial and other covenants in its agreement with the lender. Such covenants have been subsequently either fulfilled or waived.

       Based on the total capital raised (some of which occurred after September 30, 2003), and the redemption of the put, the prepayments by Comverge and release of the pledge account, are to be made in two payments of $750 each on December 31, 2003 and June 30, 2004.

       Subsequent to the third quarter, in October 2003, Comverge completed an agreement raising an additional $5,600 in capital funding in exchange for additional Series A Convertible Preferred Stock issued by Comverge.

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

         At September 30, 2003, following Comverge's April equity transaction, the Company owned approximately 49.6% of the outstanding capital voting stock of Comverge, comprised of approximately 25% of the Preferred Stock and approximately 76% of Comverge's common stock. As a result of the last equity transaction in October 2003, the Company owned approximately 40.9% of the outstanding capital voting stock of Comverge, comprised of approximately 17% of the Preferred Stock and approximately 76% of Comverge's common stock.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                      (in thousands, except per share data)

NOTE 4: EQUITY INVESTMENT IN COMVERGE

       As a result of the private equity financing transactions and other agreements described in Note 3, Comverge is no longer a controlled subsidiary of the Company. Thus, effective April 1, 2003, the Company no longer consolidates Comverge's balance sheet and results of operations, and accounts for its investment in Comverge under the equity method. The Company's Preferred Stock investment of $3,344 (which was primarily financed by the release of $3,000 of previously restricted cash) has been reduced by equity losses in Comverge for the period of April 1, 2003 to September 30, 2003 of $1,161.

         Summary unaudited financial information for Comverge as of September 30, 2003 and for the period from April 1 to September 30, 2003 is as follows:


                                                                                                         As of
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
                                                                                                   ===================

                                                                                                        Period from
                                                                                                       April 1, 2003
                                                                                                             to
RESULTS OF OPERATIONS                                                                               September 30, 2003
                                                                                                   -------------------
      Sales                                                                                                  $7,319
      Operating loss                                                                                        $(4,134)
      Net loss                                                                                              $(4,468)


         The activity in the Company's investments in Comverge during the six months ended September 30, 2003 is as follows:

      Investment in Comverge common stock
         Conversion of inter-company balances to equity                                                     $ 9,673
         Accumulated deficit at March 31, 2003                                                              (12,582)
         Adjustment of the Company's investment from dilution of common shares                                1,085
                                                                                                   -------------------
            Total investment in Comverge common stock                                                        (1,824)

      Investment in Comverge preferred stock
         Cash paid for preferred stock of Comverge                                                            3,250
         Transaction costs                                                                                       94
                                                                                                   -------------------
         Investment balance prior to equity loss                                                              3,344

         Equity (preferred) loss in Comverge - April 1 to September 30, 2003                                 (1,161)
                                                                                                   -------------------
            Total investment in Comverge preferred stock                                                      2,183
                                                                                                   -------------------
      Investment in Comverge, net                                                                             $ 359
                                                                                                   ===================

         As a result of Comverge's net loss during the six months ended September 30, 2003 the Company recorded an equity loss of $1,161, which represents 26% of Comverge's losses against the Company's Preferred Stock investment.

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


                                                                        Software          Energy
                                                                     Consulting and    Intelligence
                                                                       Development       Solutions          Total
                                                                    ----------------  ---------------  ---------------
         Segment balances as of December 31, 2002                            $4,430            $ 499           $4,929
         Deconsolidation of Comverge investment (See
           Notes 3 and 4)                                                        --             (499)            (499)
                                                                    ----------------  ---------------  ---------------
         Segment balances as of September 30, 2003                           $4,430            $  --           $4,430
                                                                    ================  ===============  ===============


         The following table presents certain information regarding the Company's amortizable intangible assets as of September 30, 2003 and December 31, 2002. All intangibles assets are being amortized over their estimated useful lives, with no estimated residual values.


                                                                                  As of September 30, 2003
                                                                      -------------------------------------------------
                                               Weighted average          Gross                                Net
                                                 amortization           carrying       Accumulated         carrying
                                                    period               amount        amortization         amount
                                           ------------------------   -------------  -----------------   --------------
         Amortizing intangible assets:
             Software licenses                            4.5 yrs            $260               $129             $131
                                                                             ====               ====             ====


                                                                                  As of December 31, 2002
                                                                      -------------------------------------------------
                                               Weighted average          Gross                                Net
                                                 amortization           carrying       Accumulated         carrying
                                                    period               amount        amortization         amount
                                           ------------------------   -------------  -----------------   --------------
         Amortizing intangible assets:
             Licenses                                     5.0 yrs            $568               $563             $  5
             Patents                                     15.0 yrs             288                 70              218
             Software licenses                            4.5 yrs             260                 79              181
                                                                      -------------  -----------------   --------------

                       Total                                               $1,116               $712             $404
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

                YEAR ENDED SEPTEMBER 30,
                ------------------------
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

         The following table provides the changes in the Company's provision for product warranties for the nine-month periods ended September 30, 2002 and 2003:

                                                               Nine months ended
                                                                 September 30,
                                                               -----------------
                                                                2002       2003
                                                               ------     ------

   Warranty provision at beginning of the period                $302        $52
   Accruals for warranties issued during the period               85         23
   Warranty settlements made during the period                  (300)       (23)
   Other - deconsolidation of Comverge (see Notes 3 and 4)        --        (52)
                                                               ------     ------

   Warranty provision at the end of the period                   $87        $--
                                                               ======     ======

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

         The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan:


                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           ------------------                 -----------------
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                              ------------                      -------------
                                                         2002             2003               2002           2003
                                                         ----             ----               ----           ----
                                                                       (restated)                        (restated)
    Net loss as reported.............................     $(4,271)        $(1,629)           $(8,372)       $(5,100)
    Plus: Stock-based employee and director
           compensation expense included in
           reported net loss.........................           2               2                  5             55
    Less: Total stock-based employee compensation
           expense determined under fair value
           based method for all awards...............         394               2              1,089            186
                                                      -------------     -----------        -----------    -----------
    Pro forma net loss...............................     $(4,663)        $(1,629)           $(9,456)       $(5,231)
                                                      =============     ===========        ===========    ===========

       Net loss per share:
          Basic and diluted - as reported............      $(0.58)         $(0.21)            $(0.95)        $(0.66)
                                                      =============     ===========        ===========    ===========
          Basic and diluted - pro forma..............      $(0.63)         $(0.21)            $(1.36)        $(0.68)
                                                      =============     ===========        ===========    ===========

         The pro forma information in the above table also gives effect to the application of SFAS No. 123 on the share option plans of the Company's subsidiaries (The application of SFAS No. 123 with respect to Comverge is included only for the nine month period ended September 30, 2002 and the first three months of 2003 until the Company's deconsolidation of its interest in Comverge - see Notes 3 and 4).

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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                      (in thousands except per share data)

NOTE 10: SEGMENT INFORMATION


                                                      SOFTWARE        ENERGY
                                                   CONSULTING AND  INTELLIGENCE   COMPUTER
                                                     DEVELOPMENT   SOLUTIONS(**)  HARDWARE    OTHER (*)       TOTAL
                                                     -----------   -------------  --------    ---------       -----
Nine months ended September 30, 2003 (restated):
   Revenues from external customers                       $9,138         $4,700    $12,974          $25      $26,837
   Intersegment revenues                                       -            284         20           --          304
   Segment gross profit                                    1,949          1,313      2,276           25        5,563
   Segment loss                                             (493)        (2,772)      (247)         (17)      (3,529)

Nine months ended September 30, 2002:
   Revenues from external customers                      $10,636        $12,683    $13,415         $126      $36,860
   Intersegment revenues                                      72            870         73           --        1,015
   Segment gross profit                                    1,704          3,918      2,260           51        7,933
   Segment income (loss)***                               (3,553)        (2,465)        36           (2)      (5,984)

Three months ended September 30, 2003 (restated):
   Revenues from external customers                       $2,827             --     $3,856           $1       $6,684
   Intersegment revenues                                      --             --         --           --           --
   Segment gross profit                                      549             --        653            1        1,203
   Segment loss                                              (28)          (909)      (156)         (11)      (1,104)

Three months ended September 30, 2002:
   Revenues from external customers                       $3,339         $3,259     $4,638          $33      $11,269
   Intersegment revenues                                      53            391         27           --          471
   Segment gross profit                                      412          1,144        801            6        2,363
   Segment income (loss)***                               (2,862)          (597)        61           (7)      (3,405)

---------------
  (*) Represents the operations of a VAR software operation in Israel that did not meet the quantitative thresholds of SFAS No. 131.

  (**) Operating results of Comverge (the Energy Intelligence Solutions segment) are no longer consolidated beginning the second quarter of 2003 - see Note 4. Segment loss for the nine ended September 30, 2003 includes consolidated losses of $1,313 during the period from January 1 to March 31, 2003, equity losses of $1,161 on the Company's preferred investment in Comverge and other expense of $298, relating to the write-off of a stockholder's note from segment CEO. Segment loss for the three months ended September 30, 2003 include equity losses off
         $611 on the Company's preferred investment in Comverge and other expense of $298, relating to the write-off of a stockholder's note from segment CEO.

  (***) Segment loss for the nine and three month periods ended September 30, 2002 in the software consulting and development segment include a charge of $3,000 for impairment of goodwill and acquired software, reduced by $528 for minority interests.

RECONCILIATION OF SEGMENT LOSS TO CONSOLIDATED NET LOSS


                                                                 Nine months ended             Three months ended
                                                                   September 30,                  September 30,
                                                             ---------------------------    --------------------------
                                                                2002            2003           2002           2003
                                                                ----            ----           ----           ----
                                                                             (restated)                    (restated)
Total loss for reportable segments                             $(5,982)        $(3,512)       $(3,398)       $(1,093)
Other operational segment loss                                      (2)            (17)            (7)           (11)
                                                             -----------     -----------    -----------     ----------
Total operating loss                                            (5,984)         (3,529)        (3,405)        (1,104)
Net loss of corporate headquarters*                             (2,388)         (1,571)          (866)          (525)
                                                             -----------     -----------    -----------     ----------
Total consolidated net loss                                    $(8,372)        $(5,100)       $(4,271)       $(1,629)
                                                             ===========     ===========    ===========     ==========

(*) Net loss of corporate headquarters for the nine and three months ended September 30, 2002 includes $311 and $256 of interest expense related to the amortization of the fair value of the beneficial conversion feature and related warrants at the issuance of the convertible note in June of 2002.

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

OVERVIEW AND TREND INFORMATION

         We operate in three reportable segments: software consulting and development, energy intelligence solutions, and computer hardware. As we no longer have control over Comverge (see Notes 3 and 4 to the unaudited condensed interim consolidated financial statements), effective the second quarter of 2003 we account for our investment in Comverge on the equity method and no longer consolidate Comverge's balances and operating activity into our consolidated balance sheet and statement of operations. The following analysis should be read together with the segment information provided in Note 10 to our unaudited financial statements included in this report.

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

         ENERGY INTELLIGENCE SOLUTIONS

         On April 7, 2003 Comverge signed and closed on an agreement (see Note 3 to our unaudited consolidated financial statements) for private equity financing in the amount of $13.0 million. We invested $3.25 million, and $9.75 million was invested by a group of leading energy venture capital investors, in exchange for Series A Convertible Preferred Stock of Comverge. In September 2003, Comverge signed and closed another agreement with two other venture capital firms raising an additional $2.0 million in capital funding in exchange for additional Series A Convertible Preferred Stock issued by Comverge, utilizing these funds to repurchase the Series A-1 Convertible Preferred Stock previously issued by Comverge. Subsequent to the third quarter, in October 2003, Comverge signed and closed on its last agreement with two other venture capital firms raising an additional $5.6 million in capital funding in exchange for additional Series A Convertible Preferred Stock issued by Comverge, completing this round of equity investment, totaling $18.6 million.

         Comverge's operating results for the period from January 1, 2003 to March 31, 2003 have been consolidated and are included in our consolidated statements of operations. Our share of Comverge's operating results for the period from April 1, 2003 to September 30, 2003 (effective April 1, 2003) are reflected as equity loss in Comverge in our consolidated statements of operations.

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

RESULTS OF OPERATIONS

These condensed consolidated interim unaudited financial statements have been restated following the determination that no change of DSSI interest in Comverge has occurred following issuance of Comverge's preferred stock, and that the issuance of 877,000 of Comverge's common stock in connection with its purchase of 6D at April 2003 resulted a combined decrease of $3,269 in gain previously recorded in DSSI Additional paid-in capital. In addition DSSI determined that it is no longer committed to fund Comverge and due to the Company's negative common stock investment in Comverge it should cease to record equity losses against its common investment and will continue to record equity losses against its preferred investment in Comverge.

The effect of the restatement on the Company's net loss and basic and diluted loss per share for the nine month and three month periods ended September 30, 2003, is shown below:


                                        NINE MONTHS              THREE MONTHS
                                           ENDED                     ENDED
                                        -----------              ------------
                                                  SEPTEMBER 30, 2003
                                        --------------------------------------

          Net loss - as reported          (6,153)                   (1,731)
          Effect of restatement            1,053                       102
                                          ------                    ------
             Net loss - as restated       (5,100)                   (1,629)
                                          ======                    ======


       Basic and diluted net loss per
             share - as reported           (0.80)                    (0.22)
             Effect of restatement          0.14                      0.01
                                          ------                    ------
       Basic and diluted net loss per
             share - as reported           (0.66)                    (0.21)
                                          ======                    ======

      The following table sets forth certain information with respect to our consolidated results of operations for the three and nine months ended September 30, 2002 and 2003, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. Being that starting the second quarter of 2003 we do not fully consolidate Comverge's results of operations, but rather include them on an equity basis, the results of the periods presented are not fully comparable.


                                Nine months ended September 30,              Three months ended September 30,
                          --------------------------------------------  ------------------------------------------
                                2002              2003         Change         2002              2003       Change
                          ----------------  ----------------- --------  ----------------   --------------- -------
                                               (restated)                                    (restated)
                                     % of              % of    % of                % of              % of   % of
                           ($,000)   sales   ($,000)   sales    2002     ($,000)   sales    ($,000)  sales   2002
                          --------  ------  --------- ------- --------  --------- ------   -------- ------ -------
Sales                     $36,860    100%    $26,837    100%    (27)%    $11,269   100%     $6,684   100%    (41)%

Cost of sales              28,927     78      21,274     79     (26)       8,906    79       5,481    82     (38)
                          --------  ------  --------- -------           --------- ------   -------- ------
   Gross profit             7,933     22       5,563     21     (30)       2,363    21       1,203    18     (49)

R&D expenses                1,266      3         153      1     (88)         256     2          --    --    (100)

SG&A expenses              12,675     34       8,394     31     (34)       3,923    35       1,984    30     (49)

Impairment of goodwill      2,760      7          --     --    (100)       2,760    24          --    --    (100)
                          --------  ------  --------- -------           --------- ------   -------- ------
   Operating loss          (8,768)   (24)     (2,984)   (11)    (66)      (4,576)  (41)       (781)  (12)    (82)

Interest expense, net        (540)    (1)       (679)    (3)     26         (393)   (3)        (56)   (1)    (86)

Other income (loss), net      148      0        (408)    (2)   (376)          56     0        (243)   (4)   (534)

Minority interests            852      2         139      1     (84)         649     6          35     1     (95)

Equity loss in Comverge        --     --      (1,161)    (4)                  --    --        (611)   (9)
                          --------  ------  --------- -------           --------- ------   -------- ------
   Loss before provision
     for income taxes      (8,308)   (23)     (5,193)   (19)    (37)      (4,264)  (38)     (1,656)  (25)    (61)
Provision (benefit) for
income taxes                   64      0           7      0     (92)           7     0         (27)   (0)   (514)
                          --------  ------  --------- -------           --------- ------   -------- ------
   Net loss               $(8,372)   (23)%   $(5,100)   (19)%   (39)     $(4,271)  (38)%   $(1,629)  (24)%   (62)
                          ========  ======  ========= =======           ========= ======   ======== ======

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

         EQUITY LOSS IN COMVERGE. The equity loss in 2003 was from our formerly consolidated subsidiary, Comverge, whose results we account for on an equity basis starting the second quarter of 2003 (see Note 4 of our unaudited consolidated Financial Statements). The equity loss for the three and six-month periods ended September 30, 2003 is based on our share of Comverge's $2.3 million and $4.5 million of net losses, respectively. Comverge has common and preferred shares, issued to its investors, including DSSI, and our share of Comverge's losses is calculated based on the percentage of our preferred share investment. Because our common share investment is currently negative, we do not record equity losses on our common stock investment. As a result, during the third quarter of 2003 and for the period from April 1, 2003 to September 30, we recorded equity losses of $0.6 million and $1.2 million, respectively. Comverge's increased losses in the third quarter of 2003 of $2.3 million compared to $0.6 million in the third quarter of 2002, was primarily attributable to a decrease in sales, particularly those related to Comverge's Gulf Power contract, where shipments have been suspended. In addition, SG&A in Comverge has increased primarily due to increased advertising and marketing expenses, particularly those related to marketing and advertising its new Utah - PacifiCorp program.

LIQUIDITY AND CAPITAL RESOURCES

            As of September 30, 2003, we had working capital of $1.0 million, including $707,000 in unrestricted cash and cash equivalents. Net cash used in operating activities in the first nine months of 2003 was $187,000. The net loss for the period of $5.1 million included non-cash expenses and losses of $1.2 million and an equity loss from Comverge of $1.2 million). The primary source of our cash provided by operating activities during the first nine months of 2003 was collections of trade accounts receivables and other current assets in excess of reductions in accounts payable and other liabilities, of $2.2 million, net. Net cash provided by investing activities was $248,000, primarily from the release of previously restricted cash of $4.2 million, of which $3.3 million was invested in Comverge. Net cash used in financing activities of $504,000 was primarily due to net payments of debt of $541,000.

            The working capital of $1.0 million at September 30, 2003, included negative working capital of $89,000 in our majority owned Israeli subsidiary, dsIT. Due to Israeli tax and company law constraints, as well as the significant minority interest in dsIT, positive working capital and cash flows from dsIT's operations are not readily available to finance U.S. activities.

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

           We believe we have sufficient liquidity to finance our US-based operating activities and corporate activities for at least the next 12 months. We intend to finance these activities from cash on hand and operating cash flows.

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


                                                              Cash Payments Due During Year Ending September 30,
                                                          -----------------------------------------------------------
                                                                            (amounts in thousands)
                                                                            ----------------------
                                                             Total        2004      2005      2006      After 2006
                                                             -----        ----      ----      ----      ----------
      Long-term debt related to Israeli operations           $  997      $  468    $  285     $ 181          $  63
      Guarantees                                                558         558        --        --             --
      Operating leases                                        3,362       1,206     1,027       353            776
      Consulting agreement with CEO                           1,572       1,572        --        --             --
                                                             ------      ------    ------     -----          -----
      Total contractual cash obligations                     $6,489      $3,804    $1,312     $ 534          $ 839
                                                             ======      ======    ======     =====          =====

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            In the normal course of business, we are exposed to fluctuations in Israeli interest rates on amounts outstanding on our line of credit and a term loan used to finance our Israeli operations. As of September 30, 2003, $1.2 million was outstanding on our line of credit and we had $1.0 million outstanding under the term loan. Of our $1.0 million term loan (which is from a bank located in Israel and is denominated in NIS), $130,000 is linked to the Israeli consumer price index and $0.9 million is unlinked.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.


                                  DATA SYSTEMS & SOFTWARE INC.

Dated:  March 30, 2004

                                  By:  /s/ Yacov Kaufman
                                  --------------------------------------
                                      Yacov Kaufman
                                      Vice President and Chief Financial Officer