Form 10-K
period 2003-12-31
DATA SYSTEMS & SOFTWARE INC
filed 2004-04-01
CIK 880984

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes / / No / x /

         The aggregate market value of the common stock held by non-affiliates of the registrant at March 29, 2004 was approximately $23.7 million. The aggregate market value was calculated by using the closing price of the stock on that date on the Nasdaq National Market.

Number of shares outstanding of the registrant's common stock, as of March 29, 2004: 7,902,025

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Certain sections of the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I

Item 1.    Business.....................................................................................    1

Item 2.    Properties...................................................................................   10

Item 3.    Legal Proceedings............................................................................   10

Item 4.    Submission of Matters to a Vote of Security Holders..........................................   10

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........................   11

Item 6.    Selected Financial Data......................................................................   11

Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................................   14

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...................................   25

Item 8.    Financial Statements and Supplementary Data..................................................   25

Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure......................................................................   25

Item 9A.  Controls and Procedures.......................................................................   26

PART III

Item 10.   Directors and Executive Officers of the Registrant...........................................   27

Item 11.   Executive Compensation.......................................................................   27

Item 12.   Security Ownership of Certain Beneficial Owners
             and Management.............................................................................   27

Item 13.   Certain Relationships and Related Transactions...............................................   27

Item 14.   Principal Accountant Fees and Services.......................................................   27

Part IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................   28

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

          EASYBILL(TM) and ONCOPRO(TM) are trademarks of our Endan IT Solutions Ltd subsidiary. MAINGATE(R) is a registered trademark and POWERCAMP(TM) and SUPERSTAT(TM) are trademarks of our Comverge, Inc. investment.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         We operate in three reportable segments: software consulting and development, energy intelligence solutions, and computer hardware. As we no longer have control over our formerly consolidated subsidiary Comverge Inc. (see
Note 4 to the Consolidated Financial Statements), effective as of the second quarter of 2003, we account for our investment in Comverge by the equity method and no longer consolidate Comverge's balances and operating activity into our consolidated balance sheet and statement of operations.

         o SOFTWARE CONSULTING AND DEVELOPMENT--Providing consulting and development services for computer software and systems, primarily through our dsIT subsidiary.

         o ENERGY INTELLIGENCE SOLUTIONS--Developing and marketing load control, data communications and other energy intelligence solutions for electric utilities and their customers, through our Comverge investment.

         o COMPUTER HARDWARE SALES--Serving as an authorized dealer and a value-added-reseller (VAR) of computer hardware, through our Databit subsidiary.

SALES BY ACTIVITY

         The following table shows, for the years indicated, the dollar amount and the percentage of the sales attributable to each of the segments of our operations.


                                                                   2001                 2002                 2003
                                                            -------------------  -------------------  -------------------
                                                                Amount     %         Amount     %        Amount      %
                                                            -------------------  ------------ ------  ------------ ------
Software consulting and development...........................  $12,279    27        $14,202    25        $12,156    35
Energy intelligence solutions.................................   13,793    30         19,023    34          4,700    13
Computer hardware sales.......................................   19,794    43         22,605    41         18,139    52
Other.........................................................       58    --             56    --             39    --
                                                            -------------------  ------------ ------  ------------ ------
          Total Sales                                           $45,924   100        $55,886   100        $35,034   100
                                                            ===================  ============ ======  ============ ======


SOFTWARE CONSULTING AND DEVELOPMENT

SERVICES

         Through dsIT Technologies Ltd. ("dsIT"), we provide computer software and systems consulting, development and integration services. dsIT is a systems and software house, with significant capabilities in a wide range of application areas, spanning military applications, security and public safety systems, telecom and datacom systems, and command and control principal systems. Our technological expertise includes state-of-the-art hardware with embedded real-time software systems in a wide variety of applications, primarily telecommunications, digital signal processing, image processing, software testing and validation, electronic warfare, simulation and electro-optics. In addition, we offer expertise and solutions products for billing, healthcare and other IT applications.

         We provide our services either on a time-and-materials or fixed-price basis. When working on a time-and-materials basis, our engineers are generally sent to the customer's premises to perform design and development activities under the customer's direction. In these engagements, our personnel typically have no specific obligation for product delivery. During 2001, 2002 and 2003, sales attributable to services provided on a time-and-materials basis were $7.9 million, $10.3 million and $8.9 million, respectively, accounting for approximately 64%, 73% and 73% of segment sales for such years, respectively.

         When working on a fixed-price basis, we undertake to deliver software or hardware/software solutions to a customer's specifications or requirements for a particular project, accounting for these services on the percentage-of-completion method. Since the profit margins on these projects are primarily determined by our success in controlling project costs, margins on these projects may vary substantially as a result of various factors, including underestimating costs, difficulties associated with implementing new technologies and economic and other changes that may occur during the term of the contract. During 2001, 2002 and 2003, sales from fixed-price contracts were $4.4 million, $3.9 million and $3.2 million, respectively, accounting for approximately 36%, 27% and 27% of segment sales for such years, respectively. Included in our fixed price projects are sales and maintenance of our billing and healthcare proprietary software, totaling $0.6 million and $1.1 million, during 2002 and 2003, respectively.

CUSTOMERS AND MARKETS

         Israel has historically been the primary area of this segment's operations, accounting for 88%, 95% and 98% of segment sales in 2001, 2002 and 2003, respectively. In the future, we expect virtually all of this segment's sales to continue to originate from Israel. We have created significant relationships with some of Israel's largest companies as well as its banking, healthcare and electronics industries, two of which account for 12% and 10% of segment sales in 2003. No other customer accounted for more than 10% of segment revenues.

COMPETITION

         Our software consulting and development activity faces competition from numerous competitors, both large and small, operating in the Israeli and United States markets, some with substantially greater financial and marketing resources. We believe that our wide range of experience and long-term relationships with large corporations in Israel and the United States will enable us to compete successfully and obtain future business.

PROPRIETARY RIGHTS

         We own two proprietary software packages: EASYBILL(TM), a comprehensive customer service and billing system aimed at the low to middle end application market; and ONCOPRO(TM), which manages hospital medical files and has advanced applications for oncology departments. The intellectual property rights resulting from our consulting and development services, are generally owned by the customer for whom the services are performed.

ENERGY INTELLIGENCE SOLUTIONS

OVERVIEW

         Although we no longer have control over Comverge as of the second quarter of 2003, we continue to include Comverge's results in our financial statements by the equity method. Comverge continues to play a major role in our corporate strategy, and Comverge continues to have a material effect on our financial results.

         Comverge designs, develops and markets a full spectrum of products, services and solutions to electric utilities and energy service companies and their residential and business customers that provide energy intelligence - the optimal transfer and usage of energy. Comverge's energy intelligence solutions bring to bear a combination of hardware development and manufacturing capabilities and a suite of software products which, together or separately, help investor-owned utilities, energy service companies and other providers of electricity, as well as their customers, address energy usage issues through load control, data communications and analysis, real-time pricing and integrated billing and reporting. Comverge's load control solutions allow its customers to reduce usage or "shed load" during peak usage periods, such as the summer air conditioning season, thereby reducing or eliminating the need to buy costly additional power on the spot market, or invest in new peaking generation capacity. This solution is both cost-effective and environmentally superior to building new generation capabilities. Comverge's two-way data communications solutions allow utilities to gather, transmit, verify and analyze real-time usage information, and can be used for automated meter reading, support time-of-use metering, theft detection, remote connect/disconnect and other value-added services.

         In 2003, Comverge began two new initiatives. In March, Comverge began installation of its MainGate Home product for its largest customer, Gulf Power and then in June, Comverge signed a long term Virtual Peaking Capacity(TM) contract to provide significant peak load reduction to PacifiCorp, a subsidiary of ScottishPower.

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

         In January 1998, Comverge acquired certain assets and licenses to intellectual property from Lucent Technologies' Utilities Solution business division. This licensed technology relates to a product which had been deployed by Lucent using a two-way cable TV system as well as an Internet-based wireless network. Comverge employs a number of the employees who were involved in developing this product.

         In  August  1999,   Comverge  purchased  the  assets  and  business  of
Scientific-Atlanta's Control Systems division, acquiring its load control and gateway product lines and hiring a number of employees from this division.

         During 2003, Comverge completed private equity financing in the amount of $18.6 million and the finalization of terms for a new credit arrangement of $5 million with a leading financial institution. Included in the group of investors were Nth Power, EnerTech Capital Partners, Ridgewood Capital, E.ON Venture Partners, Shell Internet Ventures, Easton Hunt Capital Partners and Norsk Hydro Technology Ventures. In conjunction with the equity financing, Comverge acquired the fixed assets and iNET(TM) software platform from Sixth Dimension, Inc.

         Comverge has an office in East Hanover, New Jersey from which its sales and marketing and PowerCAMP(TM) software groups operate aided by its iNET(TM) office in Newark, California. Comverge's administrative and engineering personnel and principal product manufacturing facility are located in Atlanta, Georgia. Comverge operates its installation program for Gulf Power from an office in Pensacola, Florida. Comverge also and maintains a small research and development center in Israel.

PRODUCTS AND SERVICES

         Comverge offers data communications and load control product solutions that address the information and control needs of the global energy market through its power line technology and expertise it developed, combined with our strategic acquisitions of technology, personnel, contracts and customer base from Lucent, Scientific-Atlanta and Sixth Dimension. Comverge's technical expertise includes load control, broadband, wireless and powerline communications, as well as Internet and home networking and automation.

         Comverge  currently offers products and services in four product lines:

         o    Real-time usage information products;

         o    Load control products;

         o    Gateway products, which combine real-time information and control;
              and

         o PowerCAMP(TM) Software products that allow utilities to conserve, analyze, monitor and price electric usage.

         REAL-TIME USAGE INFORMATION PRODUCTS. Comverge markets the MainGate C&I, which is a meter-reading device for gathering and transmitting real-time usage information and providing distributed generation monitoring and control for commercial and industrial customers. The MainGate C&I uses Internet-based CDMA communications to transmit detailed information regarding patterns of energy consumption and is targeted at industrial and commercial customers, an important segment of the user market for energy companies. The use of CDMA for data communication makes our product easier to install and less expensive to run than products that require a dedicated telephone line. Comverge's alliances with Verizon Wireless, AT&T Wireless and GTE give us a national platform from which to market this product.

         LOAD CONTROL PRODUCTS. Power distribution companies use load control products to reduce peak electrical demand, avoiding the need to buy costly electricity on the spot market or to build new generation facilities. Generators and energy marketers can use load control products to free capacity during high cost periods for resale to others. Comverge offers its customers two major load control products: digital control units, also known as DCUs, and SuperStats(TM). The DCU is a switch that can be connected to any appliance, such as an air conditioner or water heater, and that permits the user to turn appliances on and off from a remote location utilizing wireless communications. Comverge's SuperStat(TM) product combines a programmable thermostat with a wireless communication module to provide cooling systems direct load control, allowing customers to choose when and how much energy to use, while giving the utility the ability to control air conditioning systems through the thermostat during peak usage periods.

         GATEWAY PRODUCTS. Maingate(TM), Comverge's gateway product, is a system designed around a communications "gateway," or bridge, which permits two-way real-time communications between a local area network (LAN) (such as a "network" of appliances and other devices within a home or a network of meters at multiple users) and a wide area network (WAN) (such as cable, telephone or CDPD). Maingate provides information and load control functionality to both the electricity provider and its customers and can significantly reduce the customer's electricity bills. When fully integrated with Comverge's PowerCAMP(TM) software, Maingate(TM) provides our customers with a comprehensive solution for their diverse energy management requirements.

         Maingate(TM) provides two-way real time metering, time-of-use pricing, load control and whole house surge suppression for residential users. In the typical configuration, the central air conditioning system, controlled by a SuperStat(TM) thermostat, the water heater and up to one additional appliance within the home, are fitted with power line communication ("PLC") based load control devices. The load control devices and the SuperStat(TM) are networked, and linked via the Maingate gateway to the WAN. Maingate allows the customer to automatically respond to energy price variations to minimize their usage during high priced periods. Rollout of Maingate Home is being deployed for Florida's Gulf Power under a contract that provides for the installation of Maingate into 40,000 homes.

         POWERCAMP(TM) SOFTWARE PRODUCTS. PowerCAMP(TM) is an extensive suite of software developed by our engineers and deployed in several countries. The software used in PowerCAMP(TM) has been subject to extensive field-testing and customer interaction and has been the backbone for monitoring and analyzing utility meter reading and load management programs using Comverge products. Comverge has taken this software and packaged and modularized it as a suite of stand-alone software editions for utilities and their residential, commercial and industrial customers. PowerCAMP(TM) can also serve those customers through a web-based Application Service Provider, or ASP, model. With the acquisition of the iNET(TM) software platform, Comverge has added technology for upstream monitoring and control of capital assets by offering comprehensive monitoring and control of power generation and substation assets.

CUSTOMERS AND MARKETS

         Our energy  intelligence  solutions  business has over 500 customers in eight countries and we have an installed base of approximately 5,000,000 end-point installations worldwide. The global market for energy intelligence solutions is immature and still emerging. Reliable information as to the current size of the market we serve or its rate of growth is not readily available. The anticipated growth in Comverge's market will be driven by the following factors:

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

         Comverge's customers are generally domestic electric utilities, electric service companies or prime contractors that serve electric utilities. Comverge's largest customer is Florida's Gulf Power, which purchased approximately $3 million in products and services in 2003. Comverge has demonstrated that its CDC and SuperStat(TM) products generally work well in small-scale deployments, and as its track record grows, Comverge expects to expand its sales to its existing customers to full-scale deployments. In addition to expanding relationships with existing customers, Comverge's strategy is to take advantage of the relationships with these customers to extend its sales to their affiliates, many of whom are owned by large utility holding companies with several owned utilities. Comverge's has also formed joint marketing partnerships with Verizon Wireless, Schlumberger and Honeywell, and continues to plan to expand on these relationships. In September, Comverge signed a five-year agreement with Landis+Gyr, a leading meter manufacturer, to jointly market and develop commercial and industrial metering solutions.

COMPETITION

         Within the emerging energy intelligence solutions market, we face competition from a variety of companies and products, each of which is trying to garner a larger market share. Key competitors include Itron, ABB, Schlumberger and Mainstreet Networks with respect to Comverge's gateway products, CEPG with respect to Comverge's commercial and industrial AMR products, and Cannon Technologies and Itron with respect to Comerge's load control products. In addition to these companies, there are many other competitors and potential competitors vying for a portion of this as yet undefined market. Comverge believes that its products offer significant competitive advantages because they:

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

PROPRIETARY RIGHTS

         Comverge holds 12 patents and has 13 patents pending. Comverge attempts to vigorously protect all of its proprietary rights. Certain products that Comverge has developed and is developing incorporate or are derived from intellectual property owned by third parties under license to Comverge.

         In Comverge's product development activities, Comverge relies on a combination of nondisclosure agreements and technical measures to establish and protect its proprietary rights, if any, in its products. Comverge believes that as a result of the rapid pace of technological change in the software and real-time system industries, legal protection for its products, if any, will be less significant to its prospects than the knowledge, ability and expertise of its management and technical personnel.

COMPUTER HARDWARE SALES

PRODUCTS AND SERVICES

         Through our Databit subsidiary, we sell and service PC-based computer hardware, software, data storage, client/server and networking solutions principally in the greater New York City metropolitan area. Databit is a value-added-reseller and an authorized service provider for equipment and software from such well-known industry leaders as Compaq, IBM, Microsoft, Oracle, 3Com, Compaq/Hewlett-Packard, NEC, Acer, Apple and Dell. We offer our customers a full range of systems integration services, including design, implementation, hardware and software selection, and implementation of local and wide area networks. In addition, we provide maintenance and service to customers under extended service agreements. Our equipment and software sales and other services are offered under separately negotiated and priced agreements.

CUSTOMERS AND MARKETS

         Computer hardware segment sales include sales to two major customers, Montefiore Medical Center, which accounted for approximately 25%, 22% and 28% of segment sales in 2001, 2002 and 2003, respectively, and a large law firm, which accounted for approximately 21% in 2002. Another law firm customer accounted for 12% of segment sales in 2001. No other customer accounted for more than 10% of segment sales. We reduced our dependence on the New York metro market, which accounted for 71% and 70% of segment revenues in 2003 and 2002, respectively, compared 84% in 2001.

COMPETITION

         The market for PCs and related peripheral hardware sales in which we operate is characterized by severe competition in price-performance, breadth of product line, financing capabilities, technical expertise, service and overall reputation. Manufacturers have been increasing their direct sales efforts on the Internet and otherwise, reducing prices to end-users, which reduces profit margins for distributors and value-added-resellers such as Databit. Our competitors include manufacturers, other VAR's, large equipment aggregators (some of whom sell to us) and systems integrators. Many of our competitors have longer operating histories, greater financial resources and buying power and larger, established customer bases. We compete by offering attractive prices and flexible payment terms, and by helping our customers evaluate their needs and tailoring solutions by offering other value-added services such as configuration and on-site service.

BACKLOG

         As of December 31, 2003, our backlog of work to be completed was $3.2 million, $3.1 million of which related to our software consulting and development segment (of which $2.2 million is related to our contracts with Clalit Health Services). We estimate that we will perform approximately $1.8 million of our backlog work in 2004.

EMPLOYEES

         At December 31, 2003, we employed a total of 210 people, including 160 persons in engineering and technical support, 16 in marketing and sales, and 30 in management, administration and finance. A total of 183 of our employees are based in Israel. We consider our relationship with our employees to be satisfactory.

         We have no collective bargaining agreements with any of our employees. However, with regard to our Israeli activities, certain provisions of the collective bargaining agreements between the Israeli Histadrut (General Federation of Labor in Israel) and the Israeli Coordination Bureau of Economic Organizations (including the Industrialists Association) are applicable by order of the Israeli Ministry of Labor. These provisions mainly concern the length of the workday, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We generally provide our Israeli employees with benefits and working conditions beyond the required minimums. Israeli law generally requires severance pay upon the retirement or death of an employee or termination of employment without due cause. Furthermore, Israeli employees and employers are required to pay specified amounts to the National Insurance Institute, which administers Israel's social security programs. The payments to the National Insurance Institute include health tax and are approximately 17% of wages (up to a specified amount), of which the employee contributes approximately 60% and the employer approximately 40%.

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

GENERAL FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND DECREASING CASH AVAILABLE FOR OPERATIONS.

         We have in the past, and continue to experience operating losses, although they have been decreasing over the years. In 2001, 2002 and 2003, we had operating losses of $10.4 million, $8.2 million and $3.6 million, respectively. Cash used in operations in 2001, 2002 and 2003 was $8.7 million, $6.2 million and $1.0 million, respectively.

         Our Comverge investment was the primary source of operating losses, which amounted to losses of approximately $6.4 million, $2.2 million and $1.1 million in 2001, 2002, and 2003 (results consolidated in the first quarter of 2003), respectively. Of our net cash used in operating activities in 2003, approximately $0.3 million was used in the energy intelligence solutions segment, $0.6 million was provided by our Israeli software consulting and development segment operations, $0.3 million was provided by our computer hardware segment and $1.6 million was used by our corporate and other U.S. activities. As described under the caption "Recent Developments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," throughout 2003, Comverge successfully completed private equity financing and new credit arrangements which should provide sufficient financing for Comverge to independently fund its activities.

         We believe that as a result of Comverge's obtaining independent financing, the release of previously restricted cash and anticipated improvement in operating results in 2004 in our other U.S. and Israeli operating activities, we currently have sufficient liquidity to fund all our activities for at least the next 12 months. For additional discussion of our liquidity position and factors that may affect our future liquidity, see the discussion under the captions "Recent Developments" and "Liquidity and Capital resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         A substantial part of our software consulting and development services segment is conducted in Israel. Accordingly, political, economic and military conditions in Israel may directly affect this segment of our business. Over the past three years, the Israeli hi-tech market has experienced a significant downturn, particularly in the software consulting and development market. This weakness has been prolonged by the increase in unrest, terrorist activity and military action in and around Israel, which began in September 2000 and which has continued with varying levels of intensity into 2004. Any increase in hostilities in the Middle East involving Israel could further weaken the Israeli hi-tech market, which may result in a significant deterioration of the results of our Israeli operations. In addition, an increase in hostilities in Israel could cause serious disruption to our Israeli operations if acts associated with such hostilities result in any serious damage to our offices or those of our customers or harm to our personnel.

         Many of our employees in Israel are obligated to perform military reserve duty. In the event of severe unrest or other conflict, individuals could be required to serve in the military for extended periods of time. Over the past two years, there have been numerous call-ups of military reservists to active duty, and it is possible that there will be additional call-ups in the future.

         Our Israeli operations could be disrupted by the absence for a significant period of time of one or more of our key employees or a significant number of our other employees due to military service. Such disruption could harm our Israeli operations.

EXCHANGE RATE FLUCTUATIONS COULD INCREASE THE COST OF OUR ISRAELI OPERATIONS.

         Most of the sales in this segment stem from our Israeli operations and a significant portion of those sales are in New Israeli Shekels ("NIS") linked to the dollar. Such transactions are negotiated in dollars; however, for the convenience of the customer, they are settled in NIS. The dollar value of the revenues of our operations in Israel will decrease if the dollar is devalued in relation to the NIS during the period from the invoicing of a transaction to its settlement. In addition, significant portions of our expenses in those operations are in NIS, so that if the dollar is devalued in relation to the NIS, the dollar value of these expenses will increase.

FINANCIAL VIABILITY OF CLALIT HEALTH FUND.

         In 2003, 12% of the software consulting and development segment's sales and 14% of its receivables at December 31, 2003 were related to the Clalit Health Fund. The Clalit Health Fund is the largest HMO in Israel and one of the largest in the world. The fund has a history of running at a deficit, which in the past has required numerous cost cutting plans and periodic assistance from the Israeli government. Should the fund have to institute additional cost cutting measures in the future, which may include restructuring of its terms of payment, this could have a material adverse effect on the performance of this segment.

RISKS RELATED TO THE ENERGY INTELLIGENCE SOLUTIONS SEGMENT

         Although we no longer control Comverge and the business in our energy intelligence solutions segment, we have made a significant investment in this segment and it continues to have a material effect on our consolidated results. Comverge revenues have fluctuated significantly from quarter to quarter and Comverge continuously operates at a loss. The activities of this segment are subject to many risks, including the following:

THE  MARKET  FOR  OUR  ENERGY   INTELLIGENCE   SOLUTIONS  IS  SUBJECT  TO  RAPID
TECHNOLOGICAL CHANGE; IF WE FAIL TO KEEP PACE, WE WILL HAVE DIFFICULTY DEVELOPING AND MAINTAINING A MARKET FOR OUR PRODUCTS AND SERVICES.

         The market for our energy intelligence solutions segment is characterized by rapid technological change. Communications and networking technologies are continuously changing and we will need to invest in continued product development, both hardware and software, in order to keep pace with these changing technologies. Although Comverge has been successful in raising significant financing, over the long term, Comverge may not have adequate resources to invest in development and accordingly, its development efforts may not be successful.

THE PACE OF UTILITY DEREGULATION HAS BEEN SLOW; THE ULTIMATE REGULATORY STRUCTURE OF THE UTILITY INDUSTRY MAY NOT PROVIDE MANDATES OR INCENTIVES TO PURCHASE OUR PRODUCTS.

         The electric utility industry is undergoing significant deregulation. The pace of deregulation appears to have slowed due to the uncertainty about deregulation in the wake of the energy crisis in California in 2000 and the Enron reorganization. Market observers expect deregulation to include energy choice and time-of-use pricing requirements, which will mandate, or favor implementation by utilities of, load control programs and the use of automated meter reading and data distribution. However, the pace of deregulation has not been as rapid as expected and to date only a limited number of utilities have made purchase commitments for automated meter reading and data distribution systems. Many utilities have also deferred the purchase of load control systems, pending resolution of broader industry and regulatory developments. The results of deregulation are uncertain and may not result in the mandates or incentives for the types of services which require AMR systems. If state and federal regulation does not provide these requirements or incentives, the market for our products may not develop as we expect.

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

A LARGE PORTION OF OUR SALES ARE CONCENTRATED IN THE GREATER NEW YORK CITY METROPOLITAN AREA.

         Computer hardware sales to the greater New York City metropolitan area represented 84%, 70% and 71% of the total segment sales for the years ended December 31, 2001, 2002 and 2003, respectively. Furthermore, most of the sales force for the segment is based in Manhattan and northern New Jersey. The decrease in percentage of sales centered in the New York City metropolitan area is partially attributable to the sales office we opened on the West Coast, which we enhanced in 2003. There can be no assurance business will continue to grow outside the New York City metropolitan area, and if the region suffers from an economic downturn similar to that of 2001, our operating results could be materially adversely affected.

ITEM 2.  PROPERTIES

         Our corporate headquarters and the principal offices for our U.S. software consulting and development and hardware sales segments are located in Mahwah, New Jersey in approximately 5,000 square feet of office space, at a rate of $85,000 per annum, under a lease that expired in September 2003, although we continue to rent these premises on a month-to-month basis. We also rent offices of approximately 4,600 square feet in New York City, at a current rate of $185,000 per annum, under a lease which expires in October 2005. Our West Coast sales office for our hardware sales segment consists of 500 square feet located in Los Angeles, California at a rate of $11,000 per annum, under a lease that expires in March 2004. We also lease a 600 square foot sales office in southern New Jersey at a current rent of $8,000 per annum.

         Our Israeli activities are conducted in approximately 18,000 square feet of office space in the Tel Aviv metropolitan area under a lease that expires in August 2009. The annual rent is approximately $289,000. These facilities are used for the Israeli operations of the software consulting and development segment and the energy intelligence solutions segment. In addition, as part of our acquisition of Endan, we acquired Endan's leased office space located in the Tel Aviv metropolitan area and are subleasing this space. The leases expire in October 2004 and the annual net rent expense is approximately $19,000.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 8, 2003, we conducted our annual meeting of stockholders. At this meeting, the stockholders elected the following persons to serve as our directors: George Morgenstern, Shane Yurman, Avi Kerbs and Elihu Levine. The stockholders did not vote on any other matters.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is currently traded on the Nasdaq SmallCap Market under the symbol "DSSCE". Prior to March 3, 2003, our Common Stock traded on the Nasdaq National Market System (NASDAQ/NNM). The following table sets forth, for the periods indicated, the high and low reported sales prices per share of our Common Stock on both the Nasdaq SmallCap Market and the Nasdaq National Market System.

                                                           High      Low
                                                          -------  -------
         2002:
         First Quarter...............................      $5.62    $3.83
         Second Quarter..............................       3.96     2.74
         Third Quarter...............................       3.04     1.04
         Fourth Quarter..............................       1.93     0.84

         2003:
         First Quarter...............................      $2.79    $0.91
         Second Quarter..............................       2.79     1.80
         Third Quarter...............................       3.39     2.25
         Fourth Quarter..............................       3.45     2.45

         As of March 23, 2004, the last reported sales price of our common stock on the Nasdaq SmallCap Market was $23.7, there were 81 record holders of our common stock and we estimate that there were 1,456 beneficial owners of our common stock.

         We paid no dividends in 2002 or 2003 and we presently do not intend to pay any dividends in 2004.

         The following table provides information about our equity compensation plans as of December 31, 2003, including both stockholder approved plans and non-stockholder approved plans. The section entitled "Compensation of Directors" in our proxy statement for the annual meeting of stockholders held on December 8, 2003 contains a summary explanation of the Non-Employee Director's Stock Option Plan, which has been adopted without the approval of stockholders, and is incorporated herein by reference.


                                                                                                             NUMBER OF SECURITIES
                                                                                                           REMAINING AVAILABLE FOR
                                                                NUMBER OF SECURITIES TO  WEIGHTED-AVERAGE   FUTURE ISSUANCE UNDER
                                                                    BE ISSUED UPON       EXERCISE PRICE OF    EQUITY COMPENSATION
                                                                       EXERCISE OF          OUTSTANDING       PLANS (EXCLUDING
                                                                 OUTSTANDING  OPTIONS,   OPTIONS, WARRANTS  SECURITIES REFLECTED IN
                                                                   WARRANTS AND RIGHTS       AND RIGHTS           COLUMN (a))
                                                                          (a)                   (b)                    (c)

                      PLAN CATEGORY                              -------------------------------------------------------------------
Equity Compensation Plans Approved by Security Holders                   817,750               $5.32               2,421,325

Equity Compensation Plans Not Approved by Security Holders               488,301               $4.00                 929,616
                                                                         -------               -----               ---------
           Total                                                       1,308,051               $4.83               3,350,941
                                                                       =========               =====               =========


ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated statement of operations data for the years ended December 31, 2001, 2002 and 2003 and consolidated balance sheet data as of December 31, 2002 and 2003 have been derived from our audited Consolidated Financial Statements included in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 1999 and 2000 and the consolidated balance sheet data as of December 31, 1999, 2000 and 2001 have been derived from our audited Consolidated Financial Statements not included herein.

         This data should be read in conjunction with our Consolidated Financial Statements and related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA


                                                                                    For the Years Ended December 31,
                                                                                   ---------------------------------
                                                                     1999          2000          2001          2002          2003
                                                                   ----------------------      --------      --------      --------
                                                                                 (in thousands, except per share data)
Sales                                                              $ 39,708      $ 57,839      $ 45,924      $ 55,886      $ 35,034

     Cost of sales ...........................................       31,615        45,606        37,612        42,971        27,976
                                                                   --------      --------      --------      --------      --------
     Gross profit ............................................        8,093        12,233         8,312        12,915         7,058

Research and development expenses ............................        1,269           928         2,284         1,526           153
Selling, general and administrative expenses .................       12,471        16,340        16,617        16,689        10,498
Impairment of goodwill and investment ........................         --            --             227         2,850          --
Gain on sale of subsidiary/division ..........................         --           1,144           397          --            --
                                                                   --------      --------      --------      --------      --------
     Operating loss ..........................................       (5,647)       (3,891)      (10,419)       (8,150)       (3,593)
Interest income ..............................................           61         1,758         1,104           253            61
Interest expense .............................................         (910)         (709)         (459)       (1,212)         (788)
Loss on early redemption of debt .............................         --            (943)         --            --            --
Other income (loss), net .....................................         (306)          (50)          (32)          113          (475)
                                                                   --------      --------      --------      --------      --------
    Loss from operations before taxes on income ..............       (6,802)       (3,835)       (9,806)       (8,996)       (4,795)
Taxes on income ..............................................           62           171           (11)           28            (1)
                                                                   --------      --------      --------      --------      --------
     Loss from operations of the Company and its .............       (6,864)       (4,006)       (9,795)       (9,024)       (4,794)
        consolidated subsidiaries
Share of losses in Comverge ..................................         --            --            --            --          (1,752)
Minority interests, net of tax ...............................         (275)         --            --             880           264
                                                                   --------      --------      --------      --------      --------
     Loss from continuing operations .........................       (7,139)     .(4,006)        (9,795)       (8,144)       (6,282)
Loss from discontinued operations, net of income taxes .......       (8,728)         (104)         --            --            --
Gain on sale of discontinued operations, net of income
  taxes ......................................................         --           4,222          --            --            --
                                                                   --------      --------      --------      --------      --------
    Net income (loss) ........................................     $(15,867)     $    112      $ (9,795)     $ (8,144)     $ (6,282)
                                                                   ========      ========      ========      ========      ========

Basic and diluted net income (loss) per share:

        Loss from continuing operations ......................     $  (0.96)     $  (0.54)     $  (1.41)     $  (1.11)     $  (0.81)
   Discontinued operations ...................................        (1.17)         0.56          --            --            --
                                                                   --------      --------      --------      --------      --------
     Net income (loss) per share (basic and diluted) .........     $  (2.13)     $   0.02      $  (1.41)     $  (1.11)     $  (0.81)
                                                                   ========      ========      ========      ========      ========
Weighted average number of shares
              outstanding - basic and diluted ................        7,433         7,422         6,970         7,349         7,738
                                                                   ========      ========      ========      ========      ========


SELECTED CONSOLIDATED BALANCE SHEET DATA:


                                                                                       As of December 31,
                                                                                      ------------------
                                                           1999            2000             2001             2002             2003
                                                         -------------------------         -------          -------          -------
                                                                                          (in thousands)
Working capital ...............................          $20,030          $18,178          $ 6,809          $ 2,845          $   729

Total assets ..................................           50,458           42,157           39,244            3,347           17,674

Short-term and long-term ......................            9,007            6,606            8,681           10,033            2,149
debt

Minority interests ............................               10               40            2,530            1,609            1,367

Total shareholders' equity ....................           24,850           22,581           14,362            7,128            3,200


(1) Results for 1999 include the gain on the sale of our help desk segment. See Notes 3 and 4 to the Consolidated Financial Statements included in this Annual Report for a description of our various acquisitions and dispositions of business operations and segments during the period from 2001 to 2003.

(2) Effective July 1, 2002, we adopted Statement of Financial Standards (SFAS) No. 141, "Business Combinations" and effective January 1, 2002, adopted SFAS No. 142, "Goodwill and Other Intangibles". As a result, we have ceased amortization of all goodwill beginning January 1, 2002. Had SFAS No. 142 been adopted by us effective January 1, 2001, net loss and net loss per share, basic and diluted, would have been as follows (in thousands, except per share data):


                                                                   Year ended
                                                                  December 31,
                                                                      2001
                                                                  ------------

      Net loss as reported ......................................     $(9,795)
      Plus: Goodwill amortization, net of income taxes ..........         502
                                                                  ------------
      Adjusted net loss .........................................     $(9,293)
                                                                  ============

      Net loss per share:
         Basic and diluted - as reported ........................      $(1.41)
                                                                  ============
         Basic and diluted - as adjusted ........................      $(1.33)
                                                                  ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW AND TREND INFORMATION

         The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in "Item 1. Description of Business-Factors That May Influence Future Results."

            We operate in three reportable segments: software consulting and development, energy intelligence solutions, and computer hardware. As we no longer have control over our formerly consolidated subsidiary Comverge (see Note 4 to the Consolidated Financial Statements), effective as of the second quarter of 2003, we account for our investment in Comverge by the equity method and no longer consolidate Comverge's balances and operating activity into our consolidated balance sheet and statement of operations. The following analysis should be read together with the segment information provided in Note 17 to our Consolidated Financial Statements included in this report.

         SOFTWARE CONSULTING AND DEVELOPMENT

         Segment revenues decreased in 2003 compared to 2002, causing continuing losses despite the significant cost cutting measures instituted during the past two years. The decrease resulted primarily from the continued general weakness in the global hi-tech markets and in the software consulting and development market in particular. We currently expect segment revenues to increase in 2004; this increase, coupled with the improved cost structure achieved, lead us to believe that this segment will return to profitability in 2004.

         Beginning in the fourth quarter of 2003, we started recognizing revenues from the contract signed with Clalit Health Services, Israel's largest HMO and one of the largest HMOs in the world, which awarded our dsIT subsidiary, together with Yael Software, a $4 million contract, of which dsIT's portion is approximately 50%. The contract includes the development and implementation of a new Customer Care and Billing system, based entirely on dsIT's e-asyBillTM billing system. The system, to be implemented over a one-year period with a seven-year maintenance contract, is expected to generate revenues in the years 2004 through 2011. In the future, we expect that this product, as well as our OncoProTM product and sonar technology systems, will have increased impact on our results of operations.

         In addition, the consulting market seems to be stabilizing and even showing certain signs of growth that leave us optimistic regarding revenues from this activity in 2004.

         Finally, dsIT has been successful in bidding (together with Databit from our Computer Hardware segment) for certain Israeli Ministry of Defense
(MoD) contracts and we expect this cooperation to produce increased revenues in the future.

         ENERGY INTELLIGENCE SOLUTIONS

         During 2003, Comverge signed and closed on agreements (see Note 4 to our Consolidated Financial Statements) for private equity financing totaling $18.7 million. We invested $3.35 million in these financings, and $15.35 million was invested by a group of leading energy venture capital investors, in exchange for Series A Convertible Preferred Stock of Comverge.

         Comverge's operating results for the period from January 1, 2003 to March 31, 2003 have been consolidated and are included in our consolidated statements of operations. Our share of Comverge's operating results for the period from April 1, 2003 to December 31, 2003 (effective April 1, 2003) is reflected in "Share of losses in Comverge" in our consolidated statements of operations.

         In 2003, Comverge saw a decrease in the market for its DCU and Superstat families of products, causing a general decrease in sales. In addition, in 2003 Comverge devoted significant attention to the capital raising process mentioned above. However, during this period, Comverge signed its first two major, long-term Virtual Peaking CapacityTM contracts to provide significant peak load reduction to PacifiCorp, a subsidiary of Scottish Power, and to San Diego Gas and Electric, a subsidiary of Sampora Energy. Although little revenue was recognized with respect to these contracts in 2003, we expect them to have a positive effect on revenues in future periods. Comverge signed a 10-year contract extension modifying the contract with

Gulf Power for Price Responsive Load Management. Although this modification is expected to bring the contract's total revenues to an excess of $50 million, it will reduce revenues from this contract in the short term. However, it is not expected to negatively impact overall operating results of Comverge. Over the longer term, the contract modification is expected to improve this project's profitability, due to product improvements and reductions in component costs.

         COMPUTER HARDWARE

         Sales in 2003 were lower than sales in 2002, primarily due to the extraordinarily high amount of sales in the fourth quarter of 2002. We currently expect to maintain average sales in 2004 at a level similar to that of the fourth quarter of 2003, by further expanding our new offices in southern New Jersey and on the West Coast. In addition, to offset the weakness in the hardware resale market, we are attempting to diversify our revenue base and have initiated efforts toward alternatives adding more value added software products and services. These activities, together with continuing joint marketing efforts with dsIT for Israeli Ministry of Defense projects, are intended to reduce Databit's dependency on the computer hardware markets in the future.

         CORPORATE

         Comverge has been successful in raising approximately $18.6 million and establishing bank credit lines of $5 million, so that although we no longer have control over Comverge activities, we do not need to further fund Comverge operations. George Morgenstern, our Chairman and Chief Executive Officer, has retired from full-time employment, initiating his consulting contract as of January 1, 2004, and has agreed to make himself available to fill other appropriate positions the Board may desire. In light of our reduced involvement with Comverge, the independent management in place at our dsIT and Databit subsidiaries and our CEO's semi-retirement, we continue to evaluate our corporate activities and structure. This evaluation includes exploration of restructuring, acquisitions or mergers and/or other strategic alternatives. To assist us in this effort, we have retained Foresight, a strategic and financial consulting and research firm, to perform a valuation of our subsidiaries and Comverge, as well as perform other analysis to be utilized by our Board of Directors in its exploration of possible strategic alternatives. We expect to continue this process and complete it within the next few months.

         CRITICAL ACCOUNTING POLICIES

         The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

         The following discussion of critical accounting policies represents our attempt to report on those accounting policies which we believe are critical to our consolidated financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result.

         We have identified the following as critical accounting policies affecting our company: principles of consolidation and investments in associated companies, revenue recognition; foreign currency transactions; inventory; income taxes; and goodwill and other long-lived assets.

         PRINCIPLES OF CONSOLIDATION AND INVESTMENTS IN ASSOCIATED COMPANIES

         Our consolidated financial statements include the accounts of all majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. Minority interests in net losses are limited to the extent of their equity capital. Losses in excess of minority interest equity capital are charged against us in our consolidated statements of operations. Investments in associated companies are accounted for by the equity method.

         In April 2003, we, together with our then consolidated subsidiary, Comverge, signed and closed on a definitive agreement with a syndicate of venture capital firms raising an aggregate of $13,000 in capital funding. We purchased $3,250 of Series A Convertible Preferred Stock issued by Comverge in the equity financing and incurred transaction costs of an additional $294. In December 2003, we invested an additional $100 in Series A-2 Convertible Preferred Stock. A syndicate of venture capital firms purchased $7,750 of Series A Convertible Preferred Stock issued by Comverge, and one member of the syndicate also purchased $2,000 of Series A-1 Convertible Preferred Stock of Comverge. In connection with the transaction, we also converted to equity intercompany balances of $9,673. As a result of Comverge securing its equity investments, we no longer control Comverge's activity and we are no longer required to nor have any intention to fund Comverge's activity.

         In connection with Comverge's April equity financing transactions, Comverge acquired Sixth Dimension, Inc. in a purchase business combination, valued at approximately $510, in exchange for 877,000 of Comverge's common shares. In connection with this transaction, as a result of our dilution and the new valuation of Comverge's common stock, we recorded an increase of $1,085 to our common stock investment in Comverge. The adjustment was recorded to additional-paid-in-capital.

         Following Comverge's first equity transaction of the year, we held approximately 50.6% of the outstanding capital voting stock of Comverge
(approximately 76% of Comverge's common stock and approximately 26% of Comverge's Preferred Stock). As a result of the transaction, we are no longer obligated to fund Comverge. Additionally, as a result of the April equity transactions, we have a negative investment balance in Comverge's common stock of $1,824. Due to our commitment to no longer fund Comverge, we have ceased to record equity losses against our common stock investment. Our negative common investment will only be adjusted upon disposition of the our common stock investment or when we realize equity income from Comverge in excess of any accumulated equity losses recorded on our Preferred Stock investment. Our Preferred Stock investment of $3,644 (which was primarily financed by the release of $3,000 of previously restricted cash) has been reduced by equity losses in Comverge for the period of April 1, 2003 to December 31, 2003 of $1,752.

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

         Following the equity transactions in 2003, we remained Comverge's largest shareholder, owning approximately 40.9% of the outstanding capital voting stock of Comverge, which is comprised of approximately 17% of the Preferred Stock and approximately 76% of Comverge's common stock.

         As a result of the private equity financing transactions, Comverge is no longer a controlled subsidiary of ours. Thus, effective April 1, 2003, we no longer consolidated Comverge's balance sheet and results of operations, and from that date, accounted for our investment in Comverge on the equity method.

         As a result of Comverge's net loss during the nine months ended December 31, 2003, we recognized $1,752 as equity loss representing 26% of Comverge's losses for the period from April 1 to September 30, 2003 and 17% of Comverge's losses for the period from October 1 to December 31, 2003 against our Preferred Stock investment.

         REVENUE RECOGNITION

         Our revenue recognition policies are significant because our revenue is a key component of our results of operations. Revenue from time-and-materials service contracts, maintenance agreements and other services are recognized as services are provided. Revenue on the sale of products and software are recognized when substantial evidence of an arrangement exists, the price is fixed and determinable, delivery or shipment has occurred and there is reasonable assurance of collection of the sales proceeds. Such revenues generally do not involve difficult, subjective or complex judgments.

         In  2003,  we  derived  $3.2  million  of  revenues  from   fixed-price
contracts, all of which are attributable to our software and consulting development segment, representing approximately 9% of consolidated sales in

2003  ($3.9  million  and 7%,  and  $4.4  million  and 10%,  in 2002  and  2001, respectively), which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized using the percentage-of-completion method as costs (primarily direct labor) are incurred, with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations.

         FOREIGN CURRENCY TRANSACTIONS

         The currency of the primary economic environment in which our corporate headquarters and our U.S. subsidiaries operate is the United States dollar ("dollar"). Accordingly, the Company and all of its U.S. subsidiaries use the dollar as their functional currency. We have several Israeli subsidiaries which together account for approximately 34% of our net revenues for the year ended December 31, 2003 (24% for the year ended December 31, 2002), and 55% of our assets and 53% of our total liabilities as of December 31, 2003 (31% of our assets and 23% of our total liabilities as of December 31, 2002).

         The financial statements of the Company's Israeli subsidiaries whose functional currency is the New Israeli Shekel ("NIS") have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the exchange rate at date of transaction. In 2001, 2002 and 2003 the resulting translation adjustments are not reported, since the effect is immaterial All exchange gains and losses denominated in non-dollar currencies are reflected in other income (loss), net in the consolidated statement of operations when they arise. Such foreign currency gains (losses), net amounted to $(3), $154 and $(124) for the years ended December 31, 2001, 2002 and 2003, respectively.

         INVENTORIES

         Inventories are stated at the lower of cost or market. Inventories have been reduced by an allowance for excess and obsolete inventories to establish a new cost basis. The allowance for excess and obsolete inventories at December 31, 2002 and 2003 was $43 and $13, respectively. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales. We evaluate the adequacy of these reserves quarterly.

         INCOME TAXES

         We have a history of unprofitable operations from losses incurred in a number of our operations. These losses generated sizeable state, federal and foreign tax net operating loss ("NOL") carryforwards as of December 31, 2003 of approximately $5.9 million, $8.7 million and $10.0 million, respectively.

         Generally accepted accounting principles require that we record a valuation allowance against the deferred income tax asset associated with these NOL carryforwards and other deferred tax assets if it is "more likely than not" that we will not be able to utilize them to offset future income taxes. Due to our history of unprofitable operations, we only recognize net deferred tax assets in those subsidiaries in which we believe that it is "more likely than not" that we will be able to utilize them to offset future income taxes in the future. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income.

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

         GOODWILL AND OTHER LONG-LIVED ASSETS

         We review the carrying value of our long-lived assets held for use whenever circumstances indicate there may be an impairment. For all assets excluding goodwill, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The fair value is determined by applying a market- rate multiple to the estimated near-term future revenue stream expected to be produced by the segment. Effective July 1, 2001 and January 1, 2002, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these accounting standards, we no longer amortize our goodwill and are required to complete an annual impairment test. For the purpose of implementing SFAS No. 142, we have designated the fourth quarter as the period of the annual test and determined that we have three reporting units, which are the same as our three reportable segments. In 2002 we came to the conclusion that due to the slow down in the hi-tech markets, we recognize an expense for the impairment of goodwill and acquired software of $3.0 million ($2.4 million net of minority interests). No impairment was found in the annual assessment for the year ended December 31, 2003.

         As of December 31, 2003, we had an aggregate of $4.4 million of goodwill, all of which relates to our software consulting and development segment. Additionally, at December 31, 2003, we had $0.1 million net book value of other identifiable intangible assets.

         STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation issued to non-employees on a fair value basis in accordance with SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services" and related interpretations. The Company uses the Black-Scholes valuation method to estimate the fair value of the warrants. For warrants granted in 2003 the Company used a risk free interest rate of 1.75%, their contractual life of two years, an annual volatility of 88% and no expected dividends. The Company estimated the fair value of these warrants to be approximately $97, which has been charged to selling, general and administrative expense.

RESULTS OF OPERATIONS

         The following table sets forth selected consolidated statement of operations data as a percentage of our total sales:


                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                              1999        2000        2001        2002        2003
                                                                            --------    --------    --------    --------    --------
Sales ..................................................................       100%        100%        100%        100%        100%

Cost of sales ..........................................................        80          79          82          77          80
                                                                              ----        ----        ----        ----        ----
                                                                                20          21          18          23          20
     Gross profit
Research and development expenses ......................................         3           2           5           3          --
Selling, general and administrative expenses ...........................        31          28          36          30          30
Impairment of goodwill and investment ..................................        --          --          --           5          --
Gain on sale of subsidiary/division ....................................        --           2           1          --          --
                                                                              ----        ----        ----        ----        ----
     Operating loss ....................................................       (14)         (7)        (23)        (15)        (10)
Interest income (expense), net .........................................        (2)          2           2          (1)         (2)
Loss on early redemption of debt .......................................        --          (2)         --          --          --
Other income (loss), net ...............................................        (1)         --          --          --          (1)
                                                                              ----        ----        ----        ----        ----
    Loss from operations before taxes on income ........................       (17)         (7)        (21)        (16)        (14)
Taxes on income ........................................................        --          --          --          --          --
                                                                              ----        ----        ----        ----        ----
    Loss from operations of the Company and its consolidated
        subsidiaries ...................................................       (17)         (7)        (21)        (16)        (14)
Share of losses in Comverge ............................................        --          --          --          --          (5)
Minority interests, net of tax .........................................        (1)         --          --           1           1
                                                                              ----        ----        ----        ----        ----
     Loss from continuing operations ...................................       (18)         (7)        (21)        (15)        (18)
Loss from discontinued operations, net of income taxes .................       (22)         --          --          --          --
Gain on sale of discontinued operations, net of income taxes ...........        --           7          --          --          --
                                                                              ----        ----        ----        ----        ----
    Net income (loss) ..................................................       (40)%       --%         (21)%       (15)%       (18)%
                                                                              ====        ====        ====        ====        ====


         The following table sets forth certain information with respect to revenues and profits of our three reportable business segments for the years ended December 31, 2001, 2002 and 2003, including the percentages of revenues attributable to such segments. The column marked "Other" aggregates information relating to miscellaneous operating segments, which may be combined for reporting under applicable accounting principles.


                                                             Software          Energy
                                                          Consulting and    Intelligence      Computer
                                                            Development       Solutions       Hardware        Other         Total
                                                            -----------       ---------       --------
                                                                                      (dollars in thousands)
Year ended December 31, 2003:
   Revenues from external customers ....................      $ 12,156        $  4,700        $ 18,139        $  39       $ 35,034
   Percentage of total revenues from external
     customers .........................................            35%             13%             52%          --            100%
   Gross profit ........................................         2,581           1,313           3,125           39          7,058
   Share of losses in Comverge .........................            --          (1,752)             --           --         (1,752)
   Net loss ............................................          (849)         (3,174)           (199)         (17)        (4,239)

Year ended December 31, 2002:
   Revenues from external customers ....................      $ 14,202        $ 19,023        $ 22,605        $  56       $ 55,886
   Percentage of total revenues from external
     customers .........................................            25%             34%             41%          --            100%
   Gross profit ........................................      $  2,674        $  6,087        $  4,098        $  56       $ 12,915
   Impairment of goodwill and investments ..............      $  2,850              --              --           --       $  2,850
   Segment income (loss) ...............................        (4,503)       $ (2,161)       $     15        $  (2)      $ (6,651)

Year ended December 31, 2001:
   Revenues from external customers ....................      $ 12,279        $ 13,793        $ 19,794        $  58       $ 45,924
   Percentage of total revenues from external
     customers .........................................            27%             30%             43%          --            100%
   Gross profit ........................................      $  2,104        $  2,652        $  3,498        $  58       $  8,312
   Impairment of goodwill and investments ..............      $    227              --              --           --       $    227
   Segment income (loss) ...............................      $ (2,052)       $ (6,447)       $  1,006        $(217)      $ (7,710)


2003 COMPARED TO 2002

         SALES. Of the $20.9 million decrease in sales in 2003 compared to 2002, $14.3 million was due to Comverge, which, since the second quarter of 2002, is no longer fully consolidated. Sales decreased in the computer hardware sales segment by $4.5 million, primarily due to the non-recurrence of the extraordinarily high segment sales in the fourth quarter of 2002. In the software consulting and development segment, sales decreased by $2.0 million, primarily due to the decrease in the number of consultants and development projects in 2003. This decrease is primarily attributable to the downturn in the high-tech market in general and the software consulting and development market in particular.

         GROSS PROFIT. The decrease in gross profits and gross profit margins in 2003 as compared to 2002 was also primarily due to our company no longer fully consolidating Comverge's operations since the second quarter of 2003. This accounted for $4.8 million of the $5.9 million decrease. In addition, as Comverge's gross profit margin was higher than the average in the group, ceasing to consolidate its operations caused a decrease in our consolidated gross profit margin. Gross profit in the computer hardware segment decreased in 2003 by $1.0 million, primarily due to the aforementioned decrease in sales. In the software consulting and development segment, despite the significant decrease in sales, gross profits remained relatively stable, with gross profit margins improving from 19% in 2002 to 21% in 2003, due to the improved cost structure achieved as a result of cost cutting measures implemented over the last two years, and the completion of most of the projects running at lower profit margins in previous periods.

         RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). The decrease in R&D expenses was primarily due to our company no longer consolidating Comverge's operations since the second quarter of 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). The discontinued full consolidation of Comverge's operations since the second quarter of 2003 accounted for $4.3 million of the $6.2 million decrease in SG&A expenses in 2003 as compared to 2002. However, SG&A decreased in all our other activities as well. In the software consulting and development segment, SG&A decreased by $0.6 million, or 17%, as a result of cost cutting measures begun in 2002 and continuing through 2003. SG&A in our computer hardware sales segment also decreased by $0.5 million, primarily due to reduced commissions on reduced sales. Finally, corporate SG&A also decreased primarily due to reduced professional fees and compensation expenses. We presently expect to be able to maintain the current level of expenses in the software consulting and development segment and further reduce corporate SG&A as we reduce compensation expenses as a result of our CEO retiring and the implementation of his consulting agreement.

         INTEREST INCOME (EXPENSE). The decrease in net finance expenses is attributable to completing the accretion of discounts and the amortization of related costs in connection with convertible debt and warrants in 2002 and the first few months of 2003, which accounted for approximately half the interest expense in 2002.

         OTHER LOSS, NET. The other loss in 2003 was primarily attributable to the write-off of a stockholder's note received from Comverge's CEO.

         EQUITY LOSS IN UNCONSOLIDATED SUBSIDIARY. The equity loss in 2003 was attributable to Comverge, whose results we account for on an equity basis as of the second quarter of 2003 (see Note 4 of our consolidated Financial Statements). Our share of Comverge's $7.9 million net losses during the period from April 1, 2003 to December 31, 2003 was $1.8 million. Comverge's increased losses in 2003 of $9.3 million, compared to $2.2 million in 2002, was primarily attributable to a decrease in sales, particularly those related to Comverge's family of DCU and SuperstatTM products as well as those stemming from its Gulf Power contract, where shipments have been suspended. Sales from the VPN contracts will primarily effect future periods. In addition, SG&A in Comverge has increased primarily due to increased advertising and marketing expenses, particularly those related to marketing and advertising its new Utah - PacifiCorp program.

         MINORITY INTERESTS. Minority interests reflect the minority interests in losses generated by our dsIT subsidiary.

2002 COMPARED TO 2001

         SALES. Sales in 2002 were $55.9 million, increasing by $10.0 million, or 22%, from $45.9 million in 2001, due to sales increases in all segments.

         Energy intelligence solution sales increased by $5.2 million, or 38%, from $13.8 million in 2001, to $19.0 million in 2002. The increase in this segment's sales was primarily attributable to fulfillment of a large contract to sell our Maingate C&I and PowerCAMP systems to a major utility and to a generally higher level of business.

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

         GROSS PROFIT. Gross profit in 2002 was $12.9 million, increasing by $4.6 million, or 55%, compared to 2001, with gross profit margins improving from 18% in 2001 to 23% in 2002. The increase in gross profits was attributable to improvements in all segments, particularly in the energy intelligence solutions segment.

         Gross profit in the energy intelligence solution segment increased by $3.4 million, or 130%, from $2.7 million, or 19% of sales, in 2001 to $6.1 million, or 32% of sales, in 2002. The increase in gross profit margin is primarily attributable to a $0.7 million settlement with a former contract manufacturer and an increase of approximately $2.7 million in sales of products of higher margin products.

         In the computer hardware segment, gross profit increased by $0.6 million, or 17%, primarily due to the increase in sales.

         Gross profit in the software consulting and development segment also increased by $0.6 million, or 27%, from $2.1 million, or 17% of sales, in 2001, to $2.7 million, or 19% of sales, in 2002. The increase in gross profits was primarily attributable to the increase in sales, as well as improved cost structure.

         RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D expenses decreased from $2.3 million in 2001 to $1.5 million in 2002. This decrease was due to a decrease in R&D expenditures in the energy intelligence solution segment, as it shifted its emphasis from R&D in 2001 to marketing and sales in 2002.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). Despite the significant increase in sales, SG&A remained relatively stable, increasing by $0.1 million, from $16.6 million in 2001, to $16.7 million in 2002.

         IMPAIRMENT OF GOODWILL AND INVESTMENT. The entire expense recorded was due to our software consulting and development segment. With the acquisition of Endan by our dsIT subsidiary in December 2001, we recognized goodwill and acquired software valued at a total of $6.4 million. This value was supported by third party valuations prepared at the time of the acquisition, based on sales and business projections made at that time. Since then, the hi-tech market in general and that of software consulting in particular have continued to deteriorate. As a result, we recorded in 2002 a goodwill impairment charge of $2.8 million. In addition, we recorded a write down of $90,000 with respect to an investment in a start-up company.

         INTEREST INCOME (EXPENSE). To finance our operations, we utilized our investments, raised capital by issuing convertible debentures, and obtained lines of credit. The utilization of our investments caused the decrease in interest income and we expect interest income to further decrease in future periods. We incurred finance expenses in connection with the capital raised including interest and amortization of costs associated with the convertible debt and warrants issued. Although the interest associated with the utilization of lines of credit is expected to continue at the current level, the amortization expenses are expected to decrease over the future quarters. Of the $1.2 million of interest expense during the year ended December 31, 2002, $0.7 million was related to the accretion of discounts and the amortization of related costs in connection with convertible debt and warrants.

         MINORITY INTERESTS. Minority interests reflect the minority interests in losses generated by our dsIT subsidiary, primarily due to the impairment of goodwill and acquired software in this segment as described above.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, we had working capital of $0.7 million, including $1.2 million in cash and cash equivalents. Net cash used in operating activities in 2003 was $1.0 million, all of which was used to finance corporate expenses, which totaled $2.1 million. Our controlled operating entities had positive cash flow from operations.

         We believe that the proceeds of the financing and new credit arrangements acquired by Comverge provide sufficient financing for Comverge to independently fund its operations. Due to significant interest in Comverge held by others and other restrictions, working capital and cash flows of Comverge will not be available to finance other U.S. activities.

         Of the total working capital at December 31, 2003, $0.2 million was in our majority-owned dsIT subsidiary. Due to Israeli tax and company law constraints as well as the significant minority interest in dsIT, such working capital and cash flows from dsIT's operations are not available to finance U.S. activities. As at December 31, 2003, dsIT was utilizing $0.9 million of its $1.1 million line of credit. dsIT's line of credit is denominated in NIS and bears interest at a rate equal to the Israeli prime rate plus 1.4% per annum. The Israeli prime rate fluctuates and as of December 31, 2003, was 6.7%. We believe that dsIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months. This is based on continued utilization of its line of credit and improved operating results stemming from continued cost reductions as well as growth in sales.

         We believe that we have sufficient liquidity to finance our US-based operating activities and our corporate activities for at least the 12 months following the date of this report, utilizing the cash on hand of

$0.8 million as of March 22, 2004 and operating cash flow from expected profitable operations of the computer hardware segment. However, due to our liquidity, successful implementation of our plans is subject to risk and uncertainties, including those associated with (i) maintaining and further increasing the level of revenues obtained in the fourth quarter of 2003, and
(ii) effective and timely implementation of cost reductions already begun. Our long-term liquidity is contingent on our ability to increase our revenue and profit base, become cash flow neutral in our US based activities and attracting equity investments to the extent required.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Our contractual obligations and commitments at December 31, 2003, excluding certain severance arrangements described below, principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and contractual obligations to our CEO for payments for his post-retirement consulting services to us, and are as set forth in the following table:


                                                                   Cash Payments Due During Year Ending December 31,
                                                               --------------------------------------------------------
                                                                                    (In Thousands)
                                                                                                                 After
      Contractual Obligations                                   Total         2004        2005        2006        2006
      -----------------------                                   -----         ----        ----        ----        ----
      Long-term debt related to Israeli operations              $1,291        $659        $435        $172         $25
      Guarantees                                                   558         558          --          --          --
      Operating leases                                           3,208       1,298         803         335         771
      Consulting agreement with CEO                              1,304          --       1,304          --          --
                                                                 -----       -----  ----------        ----        ----
      Total contractual cash obligations                        $6,361      $2,515      $2,542        $507        $796
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

         Previously, we accrued a loss for contingent performance of bank guarantees, the balance of which was $558,000 at December 31, 2003. A portion of these guarantees was collateralized by means of a deposit of $241,000 as of December 31, 2003. Although we've accrued this loss, we contested this liability and expect an Israeli Supreme Court decision in this regard within the next few months.

         Under Israeli law and labor agreements, dsIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of December 31, 2003, we accrued a total of $3.7 million for potential severance obligations, of which approximately $2.4 million was funded with cash to insurance companies.

         Under the terms of his employment agreement with us, we have an obligation to pay our Chief Executive Officer consulting fees over a seven-year period starting January 1, 2004. During the first four years of the consulting period, we have to pay our CEO $237,000 per year, equal to 50% of his salary in effect as of December 31, 2003. During the last three years of the consulting period, we must pay $119,000 per year, equal to 25% of that salary. In addition, we must pay contributions to a non-qualified defined contribution retirement plan equal to 25% of the consulting fee. In accordance with the employment contract, we are obliged to fund amounts payable for the term of the consulting period by the purchase of an annuity or similar investment product at the beginning of the consulting period. The CEO has agreed to forgo the commitment of immediate funding for the next twelve months or until we acquire additional funding.

         We also have a severance arrangement under an employment agreement with our Chief Financial Officer to pay severance under certain circumstances. If our CFO employment agreement is terminated by us or by him for reasons other than for cause, we must pay him (i) an amount equal to 150% of his last month's salary multiplied by the number of years (including partial years) that the CFO worked for us, plus (ii) an amount equal to six times his last month's salary. Our severance obligation would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to the CFO's employment agreement. As of December 31, 2003, the unfunded portion of such severance obligation was $84,000.

         We also have a severance arrangement under an employment agreement with the Chief Executive Officer of dsIT to pay severance under certain circumstances. If his employment agreement is terminated by us or by him for reasons other than for cause, we must pay him (i) an amount equal to his last month's salary multiplied by the number of years (including partial years) that he worked for Endan and dsIT. Our severance obligation would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to his employment agreement. As of December 31, 2003, the unfunded portion of such severance obligation was $117,000.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         A majority of our sales are denominated in dollars. The remaining portion is primarily denominated in NIS, linked to the dollar. Such sales transactions are negotiated in dollars; however, for the convenience of the customer they are settled in NIS. These transaction amounts are linked to the dollar between the date the transactions are entered into until the date they are effected and billed. From the time these transactions are effected and billed through the date of settlement, amounts are primarily unlinked. The majority of our expenses in Israel are in NIS, while a portion is in dollars or dollar-linked NIS.

         The dollar cost of our operations in Israel may be adversely affected in the future by a revaluation of the NIS in relation to the dollar, should it be significantly different from the rate of inflation. In 2003 the appreciation of the NIS against the dollar was 7.6%, whereas in 2002 the devaluation of the NIS against the dollar was 7.3%. Inflation in Israel was -1.9% in 2003 and 6.5% during 2002. During the first two months of 2004, the NIS was devalued against the dollar by 2.4% and inflation during this period was 0.0%.

         As of December 31, 2003, virtually all of our monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS. In the event that in the future we have material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

PAYMENTS TO RELATED PARTIES

         We paid an individual as a director and vice president, who is the son of our Chief Executive Officer, approximately $197,000, $230,000 and $273,000 for the years ending December 31, 2001, 2002 and 2003, respectively. We also have engaged certain of our directors and former directors to render professional services to us. One of our former directors, who is also the son-in-law of our Chief Executive Officer, is principal of a law firm that we engage to perform legal services for us. We paid to this firm legal fees and out-of-pocket disbursements (which includes fees and expenses of special counsel hired on our behalf) of approximately $575,000, $630,000 and $403,000 for the years ended December 31, 2001, 2002 and 2003, respectively. The chief executive officer of the Company's Israeli subsidiary has a loan from the subsidiary that was acquired in 2001. The loan balance and accrued interest at December 31, 2002 and 2003 was $48,000 and $52,000, respectively. The loan has no defined maturity date, is denominated in NIS, is linked to the Index and bears interest at 4% per annum. Comverge has made loans of $10,000 each to both our Chief Executive Officer and Chief Financial Officer. The loans had an initial maturity date of January 3, 2002 and were extended at that time to mature on January 3, 2004. The loans bear interest at 4.25% per annum. The balance of the loans and accrued interest at December 31, 2002 and 2003 was $25,000 and $26,000, respectively.

SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth certain of our unaudited quarterly consolidated financial information for the years ended December 31, 2002 and 2003. This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto.


                                                               2002                                         2003
                                          --------------------------------------------    -----------------------------------------
                                           First      Second       Third      Fourth       First      Second      Third     Fourth
                                          Quarter     Quarter     Quarter     Quarter     Quarter     Quarter    Quarter    Quarter
                                          --------    --------    --------    --------    --------    -------    -------    -------
                                                                                                     (Restated)
                                                                    (in thousands, except per share amounts)
Sales .................................   $ 12,808    $ 12,783    $ 11,269    $ 19,026    $ 12,868    $ 7,285    $ 6,684    $ 8,197
Cost of sales .........................      9,830      10,191       8,906      14,044       9,799      5,994      5,481      6,702
                                          --------    --------    --------    --------    --------    -------    -------    -------
Gross profit ..........................      2,978       2,592       2,363       4,982       3,069      1,291      1,203      1,495
Research and development expenses .....        460         550         256         260         153         --         --         --
Selling, general and
  administrative expenses .............      4,300       4,452       3,923       4,014       4,302      2,108      1,984      2,104
Impairment of goodwill and
  investment ..........................         --          --       2,760          90          --         --         --         --
                                                      --------    --------    --------    --------    -------    -------    -------
Operating income (loss) ...............     (1,782)     (2,410)     (4,576)        618      (1,386)      (817)      (781)      (609)
Interest income (expense), net ........         (1)       (146)       (393)       (419)       (332)      (291)       (56)       (48)
Other income (loss), net ..............         27          66          56         (36)        (14)      (151)      (243)       (67)
                                          --------    --------    --------    --------    --------    -------    -------    -------
Loss before taxes on income ...........     (1,756)     (2,490)     (4,913)        163      (1,732)    (1,259)    (1,080)      (724)
Taxes on income .......................         42          15           7         (36)         12         22        (27)        (8)
                                          --------    --------    --------    --------    --------    -------    -------    -------
Loss from operations of the
  Company and its consolidated
  subsidiaries ........................     (1,798)     (2,505)     (4,920)        199      (1,744)    (1,281)    (1,053)      (716)
Minority interests, net of tax ........         (4)        207         649          28         (17)       121         35        125
Share of loss in Comverge .............         --          --          --          --          --       (550)      (611)      (591)
                                          --------    --------    --------    --------    --------    -------    -------    -------
Net income (loss) .....................   $ (1,802)   $ (2,298)   $ (4,271)   $    227    $ (1,761)   $(1,710)   $(1,629)   $(1,182)
                                          ========    ========    ========    ========    ========    =======    =======    =======
Basic and diluted net income (loss)
  per share:
Net income (loss) per share ...........   $  (0.25)   $  (0.31)   $  (0.58)   $   0.03    $  (0.24)   $ (0.22)   $ (0.21)   $ (0.15)
                                          ========    ========    ========    ========    ========    =======    =======    =======
Weighted average number of
  shares outstanding - basic ..........      7,353       7,353       7,353       7,335       7,345      7,792      7,894      7,902
                                          ========    ========    ========    ========    ========    =======    =======    =======
Weighted average number of
  shares outstanding - diluted ........      7,353       7,353       7,353       7,336       7,345      7,792      7,894      7,902
                                          ========    ========    ========    ========    ========    =======    =======    =======


Results have been restated for the second and third quarters of 2003 following the determination that no change of our interest in Comverge occurred following issuance of Comverge's preferred stock. In addition, we utilized a final value based on a third party valuation of the 877,000 shares of Comverge's common stock issued in connection with Comverge's purchase of 6D in April 2003. As a result of these changes, we decreased by $3,269 the gain previously recorded in our additional paid-in capital and reduced the investment and our resulting equity in the losses of Comverge in both the second and third quarters of 2003. In addition, we determined that we are no longer committed to fund Comverge, and, due to our negative common stock investment in Comverge, should cease to record equity losses against our common investment and will continue to record equity losses against our preferred investment in Comverge.

The effect of the restatement on our net loss and basic and diluted loss per share for the six and three month periods ended June 30, 2003 and the nine and three month periods ended September 30, 2003 is shown below:

                                                       Three           Nine           Three
                                      Six months       months          months         months
                                        ended          ended           ended          ended
                                      ----------     ----------     ----------     ----------
                                             June 30, 2003              September 30, 2003
                                      -------------------------     -------------------------
Net loss as reported                    $(4,422)       $(2,661)       $(6,153)       $(1,731)

Effect of restatement                       951            951          1,053            102
                                        -------        -------        -------        -------
Net loss - as restated                  $(3,471)       $(1,710)       $(5,100)       $(1,629)
                                        =======        =======        =======        =======

Basic and diluted net loss per
  share - as reported                   $ (0.58)       $ (0.34)       $ (0.80)       $ (0.22)

Effect of restatement                      0.12           0.12           0.14           0.01
                                        -------        -------        -------        -------
Basic and diluted net loss per
  share - as restated                   $ (0.46)       $ (0.22)       $ (0.66)       $ (0.21)
                                        =======        =======        =======        =======

The effect of the restatement with respect to the three and nine month periods ended September 30, 2003 were previously reflected in an amendment on Form 10-Q/A which we filed with the SEC on March 30, 2004.

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

         In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit and long-term debt incurred to finance our operations in Israel, currently $0.9 million and $1.3 million, respectively. Additionally, our monetary assets and liabilities (net liability of approximately $1.4 million) in Israel are exposed to fluctuations in exchange rates. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or exchange rate exposures.

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

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, short and long-term bank deposits, and trade receivables. The counterparty to a majority of our cash equivalent deposits as well as our short and long-term bank deposits is a major financial institution of high credit standing. We do not believe there is significant risk of non-performance by these counterparties. Approximately 28% of the trade accounts receivable at December 31, 2003 was due from a U.S. customer that pays its trade receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the large number of entities comprising our customer base.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Furnished at the end of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 9, 2003, KPMG LLP ("KPMG") notified us that as of that date, it had resigned as our independent auditor.

         KPMG's audit reports on our consolidated financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except where the reports of KPMG refer to our adoption of FAS No. 141, "Business Combinations", for purchase method business combinations completed after June 30, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

         During the two most recent fiscal years and through October 9, 2003, there were no disagreements between us and KPMG as to any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreement in its reports on the financial statements for such periods within the meaning of Item 304(a)(1)(iv) of Regulation S-K.

            On January 14, 2004, the Registrant engaged Kesselman & Kesselman, a member of PricewaterhouseCoopers International Limited ("Kesselman"), as our independent auditors for the fiscal year ended December 31, 2003. Kesselman has also been engaged to review our interim financial statements contained in our quarterly report on Form 10-Q for the quarter ended September 30, 2003, which was filed on November 14, 2003 without an independent auditor review, subsequent to KPMG's resignation.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003, our disclosure controls and procedures were effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file with the SEC under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

CHANGES IN CONTROLS AND PROCEDURES

         There have been no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the date of our most recent evaluation.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to each of our directors and nominees for director and the information relating to our executive officers will appear under the captions "Election of Directors - Certain Information Regarding Directors and Officers" and "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement"), and is hereby incorporated by reference.

         The information required by this Item pursuant to Item 401(h) and 401(i) of Regulation S-K relating to an audit committee financial expert and identification of the Audit Committee of our Board of Directors will appear under the heading "Corporate Governance" in the 2004 Proxy Statement, and is hereby incorporated by reference.

         We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions. Our code of ethics is being filed with this Annual Report as an exhibit hereto.

ITEM 11.  EXECUTIVE COMPENSATION

         The information relating to compensation of directors and executive officers will appear under the captions "Executive and Director Compensation - Compensation of Directors", "Executive and Director Compensation - Compensation Committee Interlocks and Insider Participation", "Executive and Director Compensation - Employment Arrangements", "Executive and Director Compensation - Executive Compensation" and "Compensation Report of the Board of Directors" in the 2004 Proxy Statement, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information relating to security ownership will appear under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement, and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and transactions will appear under the caption "Executive and Director Compensation - Certain Related Party Transactions" in the 2004 Proxy Statement, and is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information relating to principal accountant fees and services and audit committee pre-approval policies and procedures will appear under the caption "Principal Accountant Fees and Services" in the 2004 Proxy Statement, and is hereby incorporated by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

    4.5 Securities Purchase Agreement, dated as of June 11, 2002, by and among the Registrant, Databit, Inc. and Laurus Master Fund, Ltd. ("Laurus") (including the forms of convertible note and warrant) (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 11, 2002).

    4.6 Purchase and Security Agreement, dated as of December 4, 2002, made by and between Comverge ("Comverge") and Laurus (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 5, 2002 (the "December 2002 8-K")).

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

  *10.5 1994 Stock Option Plan for Outside Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the 1995 10-K).

   10.6 1995 Stock Option Plan for Non-management Employees (incorporated herein by reference to Exhibit 10.6 to the 1995 10-K).

   10.7 Asset Purchase Agreement, dated as of August 2, 2000, by and among the Registrant, International Data Operations, Inc., and Eclipse Networks, Inc. (incorporated herein by reference Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
         2000).

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

   10.15 Registration Rights Agreement, dated as of December 13, 2002, by and among the Registrant, Kardan Communications Ltd. and Adv. Yossi Avraham, as Trustee for Meir Givon (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated December 13, 2002).

  *10.16 Employment Agreement, dated as of September 1, 2002, by and between Comverge and Robert M. Chiste (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

  *10.17 Restricted Stock Purchase Agreement, dated as of September 1, 2002, by and between the Registrant and Robert M. Chiste (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

  *10.18 Option Agreement, dated as of September 1, 2002, by and between Comverge and Robert M. Chiste (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

   10.19 Contract for Asset Management Services between the Registrant and Malley Associates Capital Management, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

  *10.20 Employment  Agreement  dated as of March 30, 2002 between  Comverge and
         Joseph D. Esteves (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

   10.21 Agreement, dated as of January 31, 2002, between Comverge and Bank Leumi USA (incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K").

   10.22 $6,000,000 Term Note of Comverge dated as of January 31, 2002, payable to Bank Leumi USA (incorporated herein by reference to Exhibit 10.22 to the 2001 10-K).

  *10.23 First Amendment to Employment Agreement, dated as of May 17, 2002, by and between the Registrant and George Morgenstern (incorporated herein by reference to Exhibit 10.23 to the 2001 10-K).

   10.24 Agreement, dated as of January 31, 2003, between Comverge and Bank Leumi USA (including form of $6,000,000 Term Note of Comverge dated as of January 31, 2003, payable to Bank Leumi USA) (incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 10-K").

   10.25 Agreement, dated as of February 25, 2003, between the Registrant and J.P. Turner & Company, L.L.C. (incorporated herein by reference to
         Exhibit 10.25 to the 2002 10-K).

  *10.26 Second Amendment to Employment Agreement, dated as of March 12, 2002, between the Registrant and George Morgenstern (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

  *10.27 Amendment to Employment Agreement, dated as of June 1, 2002, between the Registrant and Yacov Kaufman (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

   10.28 Guaranty, dated December 4, 2002, made by the Registrant in favor of Laurus (incorporated herein by reference to Exhibit 10.5 to the December 2002 8-K).

   10.29 Preferred Stock Purchase Agreement, dated as of April 7, 2003, by and among Comverge, the Registrant and the other investors named therein (incorporated herein by reference to Exhibit 10.29 to the 2002 10-K).

   10.30 Investors' Rights Agreement, dated as of April 7, 2003, by and among Comverge, the Registrant and the investors and Comverge management named therein (incorporated herein by reference to Exhibit 10.30 to the 2002 10-K).

   10.31 Co-Sale and First Refusal Agreement, dated as of April 7, 2003, by and among Comverge, the Registrant and the investors and stockholders named therein (incorporated herein by reference to Exhibit 10.31 to the 2002 10-K).

   10.32 Voting Agreement, dated as of April 7, 2003, by and among Comverge, the Registrant and the other investors named therein (incorporated herein by reference to Exhibit 10.32 to the 2002 10-K).

   10.33 Letter Agreement, dated as of April 1, 2003, by and between the Registrant and Laurus (incorporated herein by reference to Exhibit
         10.33 to the 2002 10-K).

   #14.1 Code of Ethics of the Registrant.

   #21.1 List of subsidiaries.

   #23.1 Consent of KPMG LLP.

   #23.2 Consent of Kesselman & Kesselman.

   #23.3 Consent of PricewaterhouseCoopers LLP.

   #31.1 Certification  pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

   #31.2 Certification  pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

   +32.1 Certification  pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

   +32.2 Certification  pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

   ----------------
   *  This  exhibit  includes  a  management  contract,   compensatory  plan  or
      arrangement in which one or more directors or executive officers of the Registrant participate.

   #  This Exhibit is filed herewith.

   +  This Exhibit is furnished herewith.

(b) FINANCIAL STATEMENT SCHEDULES.

                  None.

(c) REPORTS ON FORM 8-K.

         (i) Report on Form 8-K, dated October 9, 2003, filed on October 16, 2003, relating to the resignation of KPMG LLP as the Registrant's certifying accountant.

         (ii) Report on Form 8-K, dated November 14, 2003, filed on November 26, 2003, relating to the announcement by the Registrant of its financial results for the third quarter ended September 30, 2003.

         (iii) Report on Form 8-K, dated December 10, 2003, filed on December 10, 2003, relating to the Registrant's announcement that it had received a notice from The NASDAQ Stock Market indicating that the Company was not in compliance with Marketplace Rule 4310(c)14 and that the Registrant was subject to delisting from The NASDAQ Stock Market.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on March 31, 2004.

                           DATA SYSTEMS & SOFTWARE INC.

                           BY              /s/ GEORGE MORGENSTERN
                              --------------------------------------------------
                                             George Morgenstern
                                       Chairman of the Board, President
                                         and Chief Executive Officer



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


                 SIGNATURE                                                TITLE                              DATE
                 ---------                                                -----                              ----
          /s/ GEORGE MORGENSTERN                    Chairman of the Board; President; Chief Executive    March 31, 2004
--------------------------------------------        Officer; and Director
             George Morgenstern

             /s/ YACOV KAUFMAN                      Vice President, Chief Financial Officer              March 31, 2004
--------------------------------------------        (Principal Financial Officer and Principal
               Yacov Kaufman                        Accounting Officer)

              /s/ SHANE YURMAN                      Director                                             March 31, 2004
--------------------------------------------
                Shane Yurman

               /s/ AVI KERBS                        Director                                             March 31, 2004
--------------------------------------------
                 Avi Kerbs

               /s/ ELI LEVINE                       Director                                             March 31, 2004
--------------------------------------------
                Eli Levine


                          DATA SYSTEMS & SOFTWARE INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS OF DATA SYSTEMS & SOFTWARE INC.:

Report of Kesselman and Kesselman................................................................................... F-2

Report of KPMG LLP ................................................................................................. F-3

Consolidated Balance Sheets
    as of December 31, 2002 and December 31, 2003................................................................... F-4

Consolidated Statements of Operations
   for the years ended December 31, 2001, December 31,  2002 and December 31, 2003.................................. F-5

Consolidated Statements of Changes in Shareholders' Equity
   for the years ended December 31, 2001, December 31, 2002 and December 31, 2003................................... F-6

Consolidated Statements of Cash Flows
   for the years ended December 31, 2001, December 31, 2002 and December 31, 2003................................... F-7

Notes to Consolidated Financial Statements.......................................................................... F-10

CONSOLIDATED FINANCIAL STATEMENTS OF COMVERGE, INC.:

Report of PriceWaterhouseCoopers, LLP............................................................................... F-34

Consolidated Balance Sheet
    as of December 31,  2003........................................................................................ F-35

Consolidated Statements of Operations
   for the year ended December 31, 2003............................................................................. F-36

Comverge Consolidated Statement of Changes in Shareholders' Equity
   for the year ended December 31, 2003............................................................................. F-37

Comverge Consolidated Statements of Cash Flows
   for the year ended December 31, 2003............................................................................. F-38

Notes to Consolidated Financial Statements.......................................................................... F-39

                                      F-1

                         Report of Independent Auditors

To the Board of Directors and Shareholders of Data Systems & Software Inc.

We have audited the accompanying consolidated balance sheet of Data Systems & Software Inc. (hereafter the "Company") and its subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders equity and of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and in Israel, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kesselman & Kesselman
March 31, 2004
Tel Aviv, Israel

                          Independent Auditors' Report

The Board of Directors and Shareholders of
Data Systems & Software Inc.:

         We have audited the accompanying consolidated balance sheet of Data Systems & Software Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Data Systems & Software Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Notes 2 and 9 to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No. 141, "Business Combinations", for purchase method business combinations completed after June 30, 2001, and No. 142, "Goodwill and Other Intangibles", effective January 1, 2002.


/s/ KPMG LLP

Short Hills, New Jersey
March 7, 2003, except as to the first paragraph of Note 4 and the second and third sentences of the third paragraph of Note 10(b), which are as of April 10, 2003

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                         ASSETS                                                  As of December 31,
                                                                                           -------------------------------
                                                                                               2002               2003
Current assets:
    Cash and cash equivalents...........................................................          $1,150           $1,213
         Restricted cash................................................................             241              241
         Accounts receivable, net.......................................................          12,267            7,053
         Inventory......................................................................           2,217               88
         Other current assets...........................................................           1,443              661
                                                                                           --------------      -----------
          Total current assets..........................................................          17,318            9,256
                                                                                           --------------      -----------
 Investment in Comverge, net............................................................              --               68
 Property and equipment, net............................................................           1,972              814
 Long-term deposit - restricted.........................................................           5,700               --
 Other assets...........................................................................             599              613
 Funds in respect of employee termination benefits......................................           2,425            2,379
 Goodwill ..............................................................................           4,929            4,430
 Other intangible assets, net...........................................................             404              114
                                                                                           --------------      -----------
          Total assets..................................................................         $33,347          $17,674
                                                                                           ==============      ===========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Short-term bank credit and current maturities of long-term debt................          $2,531           $1,517
         Convertible note, net..........................................................           1,224               --
         Trade accounts payable.........................................................           5,096            2,586
         Accrued payroll, payroll taxes and social benefits.............................           2,211            1,451
         Other current liabilities......................................................           3,411            2,973
                                                                                           --------------      -----------
          Total current liabilities.....................................................          14,473            8,527
                                                                                           --------------      -----------
Long-term liabilities:
         Long-term debt.................................................................           6,278              632
         Other liabilities..............................................................             477              227
         Liability for employee termination benefits....................................           3,382            3,721
                                                                                           --------------      -----------
             Total long-term liabilities................................................          10,137            4,580
Commitments and contingencies (Note 13)
 Minority interests.....................................................................           1,609            1,367
                                                                                           --------------      -----------
Shareholders' equity:
         Common stock - $0.01 par value per share:
         Authorized - 20,000,000 shares; Issued - 8,161,867 and 8,749,729 shares
             for 2002 and 2003, respectively............................................              82               87
         Additional paid-in capital.....................................................          37,687           39,595
         Warrants.......................................................................             364              461
         Deferred compensation..........................................................              (7)              --
         Accumulated deficit............................................................         (26,787)         (33,069)
           Treasury stock, at cost - 845,704 and 839,704 shares for 2002 and 2003,
              respectively .............................................................          (3,913)          (3,874)
    Shareholder's note..................................................................            (298)              --
                                                                                           --------------      -----------

   Total shareholders' equity...........................................................           7,128            3,200
                                                                                           --------------      -----------

          Total liabilities and shareholders' equity....................................         $33,347          $17,674
                                                                                           ==============      ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)


                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------------------
                                                                                        2001             2002              2003
                                                                                  ---------------   --------------   ---------------
Sales:
        Products ..........................................................          $ 32,717           $ 39,831           $ 22,006
        Services ..........................................................             8,830             12,149              9,791
        Projects ..........................................................             4,377              3,906              3,237
                                                                                     --------           --------           --------
          Total sales .....................................................            45,924             55,886             35,034
                                                                                     --------           --------           --------
Cost of sales:

        Products ..........................................................            27,122             30,994             18,201
        Services ..........................................................             6,754              8,689              6,997
        Projects ..........................................................             3,736              3,288              2,778
                                                                                     --------           --------           --------
          Total cost of sales .............................................            37,612             42,971             27,976
                                                                                     --------           --------           --------
         Gross profit .....................................................             8,312             12,915              7,058

Operating expenses:
        Research and development expenses .................................             2,284              1,526                153
        Selling, general and administrative expenses ......................            16,617             16,689             10,498
        Impairment of goodwill ............................................                --              2,760                 --
        Impairment of investments .........................................               227                 90                 --
        Gain on issuance of subsidiary stock ..............................               397                 --                 --
                                                                                     --------           --------           --------

          Total operating expenses ........................................            18,731             21,065             10,651
                                                                                     --------           --------           --------

Operating loss ............................................................           (10,419)            (8,150)            (3,593)
Interest income ...........................................................             1,104                253                 61
Interest expense ..........................................................              (459)            (1,212)              (788)
Other income (loss), net ..................................................               (32)               113               (475)
                                                                                     --------           --------           --------
Loss before taxes on income ...............................................            (9,806)            (8,996)            (4,795)
Taxes on income ...........................................................               (11)                28                 (1)
                                                                                     --------           --------           --------
Loss from operations of the Company and its consolidated
subsidiaries ..............................................................            (9,795)            (9,024)            (4,794)
Share in losses of Comverge ...............................................                --                 --             (1,752)
Minority interests in losses of subsidiary, net of tax ....................                --                880                264
                                                                                     --------           --------           --------
Net loss ..................................................................          $ (9,795)          $ (8,144)          $ (6,282)
                                                                                     ========           ========           ========


Net loss per share - basic and diluted ....................................          $  (1.41)          $  (1.11)          $  (0.81)
                                                                                     ========           ========           ========
Weighted average number of shares
              outstanding - basic and diluted .............................             6,970              7,349              7,738
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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                        Additional          Deferred
                                     Number of  Common   Paid-In             Compen-  Accumulated   Treasury  Shareholder's
                                       Shares    Stock   Capital   Warrants   sation     Deficit      Stock       Note       Total
                                     ---------  ------  ---------- -------- --------  -----------   --------- ------------- --------
Balances as of December 31, 2000        8,035    $80    $ 35,970     $ 114      $--     $ (8,813)    $(4,770)      $--     $ 22,581

Exercise of options                        77      1         192      --        --           (35)         73      --            231
Issuance of shares                         50      1         297      --        --          --          --        (298)        --
Issuance of deferred compensation        --       --          16      --        (16)        --          --        --           --
Amortization of deferred
  compensation                           --       --        --        --          2         --          --        --              2
Treasury shares issued in respect
  of acquisition at average cost         --       --         506      --        --          --         1,744      --          2,250
Purchase of treasury shares              --       --        --        --        --          --          (907)     --           (907)
Net loss                                 --       --        --        --        --        (9,795)       --        --         (9,795)
                                     ---------  ------  ---------- -------- --------  -----------   ---------   -------     --------

Balances as of December 31, 2001        8,162    $82    $ 36,981     $ 114     $(14)    $(18,643)    $(3,860)    $(298)    $ 14,362

Grant and amortization of stock
  option compensation                    --       --          18      --          7         --          --        --             25
Expiration of warrants                   --       --         114      (114)     --          --          --        --           --
Value of convertible note and
  convertible portion of line of
  credit allocated to beneficial
  conversion feature and related
  warrants                               --       --         574       364      --          --          --        --            938
Purchase of treasury shares              --       --        --        --        --          --           (53)     --            (53)
Net loss                                 --       --        --        --        --        (8,144)       --        --         (8,144)
                                     ---------  ------  ---------- -------- --------  -----------   ---------   -------     --------

Balances as of December 31, 2002        8,162    $82    $ 37,687     $ 364     $ (7)    $(26,787)    $(3,913)    $(298)    $  7,128


Amortization of deferred
  compensation                           --       --        --        --          7         --          --        --              7
Issuance of shares as compensation         50      *          50      --        --          --          --        --             50
Exercise of options                        11      *         (25)     --        --          --            41      --             16
Issuance of shares in lieu of
  debt repayment                          127      1         239      --        --          --          --        --            240
Conversion of line of credit, net
  of professional fees                    400      4         559      --        --          --          --        --            563
Issuance of warrants for
  professional services                  --       --        --          97      --          --          --        --             97
Purchase of treasury shares              --       --        --        --        --          --            (2)     --             (2)
Write off of stockholder's note          --       --        --        --        --          --          --         298          298
Equity from issuance of shares by
  Comverge                               --       --       1,085      --        --          --          --        --          1,085
Net loss                                 --       --        --        --        --        (6,282)       --        --         (6,282)
                                     ---------  ------  ---------- -------- --------  -----------   ---------   -------     --------
Balances as of December 31, 2003        8,750    $87    $ 39,595     $ 461      $--     $(33,069)    $(3,874)      $--     $  3,200
                                     =========  ======  ========== ======== ========  ===========   =========   =======     ========


* Less than $1

        The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------------------------
                                                                                           2001              2002           2003
                                                                                      -------------     -------------  -------------
  Cash flows used in operating activities:

      Net loss ....................................................................        $ (9,795)        $(8,144)        $(6,282)

      Adjustments to reconcile net loss to net cash used in
      operating  activities (see Schedule A) ......................................           1,060           1,908           5,332
                                                                                           --------         -------         -------
      Net cash used in operating activities .......................................          (8,735)         (6,236)           (950)
                                                                                           --------         -------         -------

Cash flows provided by investing activities:

      Withdrawal of long-term  deposit ............................................              --             300           5,700

      Short-term bank deposits, net ...............................................           5,994              --              --

      Investment in debt securities ...............................................          (3,215)           (154)             --

      Proceeds from sale and maturity of marketable and debt securities ...........           1,383           2,031              --

      Amounts funded for employee termination benefits ............................            (437)           (579)           (474)

      Utilization of employee termination benefits ................................             401             807             235

      Acquisitions of property and equipment ......................................            (904)           (492)           (231)

      Proceeds from sale of property and equipment ................................              23              28              16

      Business acquisitions - see Schedule C ......................................            (500)             --              --

      Business dispositions - see Schedule D ......................................              --              --          (3,644)
                                                                                           --------         -------         -------
      Net cash provided by investing activities ...................................           2,745           1,941           1,602
                                                                                           --------         -------         -------


Cash flows provided by (used in) financing activities:

      Purchase of treasury stock ..................................................            (907)            (53)             (2)

      Issuance of subsidiary shares to minority interests .........................              --              --              22

      Proceeds from employee stock option exercises ...............................             231              --              16

      Proceeds from issuance of convertible note, net of issuance costs ...........              --           1,749              --

      Short-term debt borrowings (repayments), net ................................             836            (510)           (860)

      Proceeds from borrowings of long-term debt ..................................              --             679             835

      Repayments of long-term debt and debt acquired in acquisition ...............          (1,022)           (445)           (600)
                                                                                           --------         -------         -------
      Net cash provided by (used in) financing activities .........................            (862)          1,420            (589)
                                                                                           --------         -------         -------

Net increase (decrease) in cash and cash equivalents ..............................          (6,852)         (2,875)             63

Cash and cash equivalents at beginning of year ....................................          10,877           4,025           1,150
                                                                                           --------         -------         -------
Cash and cash equivalents at end of year ..........................................        $  4,025         $ 1,150         $ 1,213
                                                                                           ========         =======         =======

Supplemental cash flow information:

     Cash paid during the year for:

          Interest ................................................................        $    372         $   579         $   328
                                                                                           ========         =======         =======
          Income taxes ............................................................        $    459         $   138         $   136
                                                                                           ========         =======         =======


        The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
               SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                          ------------------------------------------
                                                                                               2001          2002           2003
                                                                                          -------------  ------------  -------------
A.   Adjustments  to  reconcile  net  loss  to net  cash  used  in  operating activities:
Depreciation and amortization .........................................................       $ 1,338        $ 1,155        $   527
Minority interests ....................................................................            --           (921)          (264)
Impairment of goodwill and acquired software ..........................................            --          3,000             --
Share in losses of Comverge ...........................................................            --             --          1,752
Change in the allowance for doubtful accounts .........................................          (279)           (46)          (159)
Deferred taxes ........................................................................            14           (107)           (98)
Increase (decrease) in liability for employee termination benefits ....................           332           (429)           739
Gain on issuance of subsidiary stock ..................................................          (397)            --             --
Loss (gain) on sale of marketable securities and debt securities, net .................             4            (49)            --
Loss from write-down of investment ....................................................           227             90             --
Loss on write-off of stockholder's note ...............................................            --             --            298
Write-down of inventory ...............................................................           391             --             --
Loss (gain) on sale of property and equipment, net ....................................            33             (4)           (47)
Stock and stock option compensation ...................................................             2             25             57
Accretion of discount on convertible debt and amortization of related
     costs ............................................................................            --            679            500
Receipt of investments for services rendered ..........................................          (164)            --             --
Other .................................................................................             7           (208)            70
Changes in operating assets and liabilities, net of effect of acquisitions:
     Restricted cash ..................................................................           (15)            76           --
     Decrease (increase) in accounts receivable and other assets ......................         1,508         (1,111)         3,267
     Decrease (increase) in inventory .................................................          (601)        (1,559)           293
     Increase (decrease) in accounts payable and other liabilities ....................        (1,340)         1,317         (1,603)
                                                                                              -------        -------        -------
                                                                                              $ 1,060        $ 1,908        $ 5,332
                                                                                              =======        =======        =======

B.   Non-cash investing and financing activities:
     Issuance of common stock in lieu of debt repayment................................                                        $803
     Increase in investment in Comverge from issuance of preferred and
     common stock credited to additional paid-in capital...............................                                      $1,085
     Accrued expenses incurred in investment of Comverge...............................                                        $200
     Adjustment of treasury stock and additional-paid-in-capital with
     respect to options exercised......................................................                                         $41
     Adjustment of goodwill............................................................                          $48
     Accounts payable incurred in acquisition of fixed assets..........................                          $50
     Value of beneficial conversion feature and related warrants on
     issuance of convertible debt......................................................                         $938
     Increase in deferred tax liability associated with adjustment of
     intangible assets.................................................................                          $17
     Issuance of shares for debt.......................................................          $298
     Issuance of deferred compensation.................................................           $16
     Shares of subsidiary issued in respect of acquisition.............................        $2,938
     Treasury shares issued in respect of acquisition..................................        $2,250
     Reduction of goodwill from realization of acquired deferred tax asset.............          $180
     Write-off of retired and fully depreciated property and equipment.................        $1,842



C.   Assets/liabilities acquired in acquisitions:
     Current assets....................................................................      $(2,124)
     Property, equipment and other assets..............................................         (995)
     Goodwill and intangibles..........................................................       (6,570)
     Current liabilities...............................................................         1,958
     Long-term debt....................................................................         1,319
     Other liabilities, minority interests and deferred taxes..........................         3,662
     Shareholders' equity..............................................................         2,250
                                                                                          -----------
                                                                                               $(500)
                                                                                          ===========
D.   Assets/liabilities disposed of in disposition of Comverge:
     Current assets....................................................................                                     $4,634
     Property, equipment and other assets..............................................                                      1,190
     Goodwill .........................................................................                                        499
     Intangibles.......................................................................                                        214
     Short-term debt...................................................................                                    (3,880)
     Current liabilities...............................................................                                    (2,340)
     Other liabilities.................................................................                                      (517)
     Cash investment in Comverge.......................................................                                    (3,444)
                                                                                                                        -----------
                                                                                                                          $(3,644)
                                                                                                                        ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--NATURE OF OPERATIONS

     (a) Description of Business

         Data Systems & Software Inc., a Delaware corporation ("DSSI"), through its subsidiaries (collectively, the "Company") and its equity investment (see
Note 4) in Comverge Inc. ("Comverge"), (i) provides software consulting and development services, (ii) is an authorized dealer and a value-added-reseller of computer hardware, and (iii) provides energy intelligence solutions for utilities and energy companies (through Comverge). The Company's operations are based in the United States and in Israel. DSSI's shares were transferred from the Nasdaq National Market effective March 3, 2003 and its shares are currently traded on the Nasdaq SmallCap Market. As to principal customers and principal markets - see Note 17.

     (b) Financing of Operations

         As of December 31, 2003, the Company had working capital of $729, including $1,213 in unrestricted cash and cash equivalents. Net cash of $950 was used in operating activities during 2003. The net loss for the year ended December 31, 2003 of $6,282 included the Company's share of unconsolidated losses of Comverge of $1,752 and other non-cash expenses and losses of $1,382. The primary source of the Company's cash provided by operating activities during 2003 was collections of trade accounts receivables and other current assets in excess of reductions in accounts payable and other liabilities of $1,664 net. Net cash of $1,602 provided by investing activities was primarily from the release of previously restricted cash of $5,700, of which $3,444 was invested in Comverge. Net cash of $589 used in financing activities was primarily due to net payments of debt of $625.

         The working capital of $729 at December 31, 2003, included working capital of $188 in the Company's majority owned Israeli subsidiary, dsIT Technologies Ltd (dsIT). Due to Israeli tax and company law constraints, as well as the significant minority interest in dsIT, working capital and cash flows from dsIT's operations are not readily available to finance U.S. based activities.

         Since April 2003, the Company's formerly consolidated subsidiary, Comverge completed private equity financings totaling approximately $18,600 (see
Note 4). As a result of the financing, Comverge no longer requires additional funding from the Company. As part of the agreements related to the private equity financing, Comverge received a new $5,000 unsecured credit facility.

         As of February 28, 2004 the Company's wholly-owned US operations (i.e., excluding dsIT and Comverge) had an aggregate of $965 in unrestricted cash and cash equivalents, reflecting an approximately $200 decrease from the balance as of December 31, 2003.

     (c) Accounting Principles

         The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

     (d) Use of Estimates in Preparation of Financial Statements

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FOREIGN CURRENCY TRANSACTIONS

         The currency of the primary economic environment in which the operations of DSSI and its U.S. subsidiaries are conducted is the United States dollar ("dollar"). Accordingly, the Company and all of its U.S. subsidiaries use the dollar as their functional currency. The financial statements of the Company's Israeli subsidiaries whose functional currency is the New Israeli Shekel ("NIS") have been translated using the

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the exchange rate at date of transaction. In 2001, 2002 and 2003 the resulting translation adjustments are not reported, since the effect is immaterial. All exchange gains and losses denominated in non-dollar currencies are reflected in other income (loss), net in the consolidated statement of operations when they arise. Such foreign currency gains (losses), net amounted to $(3), $154 and $(124) for the years ended December 31, 2001, 2002 and 2003, respectively.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

         The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. Minority interests in net losses are limited to the extent of their equity capital. Losses in excess of minority interest equity capital are charged against the Company.

CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments, which include short-term deposits (up to three months from date of deposit) that are not restricted as to withdrawal or use, to be cash equivalents.

INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined for raw materials, spare parts and supplies on the average cost method. For finished goods and merchandise inventories, cost is determined on the first-in, first-out method.

INVESTMENTS IN ASSOCIATED COMPANIES

         Investments in associated companies are accounted for by the equity method.

OTHER INVESTMENTS

         Investments in private companies over whose operating and financial policies the Company does not have the power to exercise significant influence, are accounted for by the cost method. In 2001, 2002 and 2003, the Company recorded write-downs of $227, $90 and $0, respectively, with regard to investments in such companies.

PROPERTY AND EQUIPMENT

         Property and equipment are presented at cost at the date of acquisition. Depreciation and amortization is calculated based on the straight-line method over the estimated useful lives of the depreciable assets, or in the case of leasehold improvements, the lease term. Improvements are capitalized while repairs and maintenance are charged to operations as incurred.

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

         Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company adopted the provisions of SFAS No. 141, "Business Combinations" as of July 1, 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and specifies the criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. In accordance with SFAS No. 142, goodwill and acquired intangible assets determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

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

         In accordance with SFAS No. 141, goodwill from the Company's acquisition of Endan IT Solutions Ltd. ("Endan") in December 2001 (see Note 3) is not amortized. Goodwill from other acquisitions prior to the adoption of SFAS No. 141 and No. 142 was amortized on a straight-line basis over the expected periods to be benefited, ranging from five to seven years, and assessed for recoverability using a methodology consistent with that of SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see "Impairment of Long-Lived Assets" below).

         Identifiable intangible assets deemed to have an indefinite life are tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired during the year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value as determined based on discounted cash flows associated with the asset. The Company has not identified any indefinite life intangible assets.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         Effective January 1, 2002, the Company adopted SFAS No. 144. This Statement requires that long-lived assets, except those addressed by SFAS No. 142, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires the Company to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS No. 144 did not have any impact on the Company's consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from the Company's previous policy.

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


TREASURY STOCK

         Company shares held by the Company are presented as a reduction of shareholders' equity, at their cost to the Company.

REVENUE RECOGNITION

         Revenue  from   time-and-materials   service   contracts,   maintenance
agreements and other services are recognized as services are provided.

         Revenues from fixed-price contracts to design, develop, manufacture or modify complex load control or other equipment and software to customer specifications are recognized the percentage-of-completion method in a long-term contract transaction. The percentage-of-completion is determined based on labor hours incurred. Percentage-of-completion estimates are reviewed periodically, and any adjustments required are reflected in the period when such estimates are revised. Losses on contracts, if any, are recognized in the period in which the loss is determined.

         Revenues from the sale of software licenses are recognized when a license agreement exists, delivery has occurred, the license fee is fixed or determinable, and collectibility is reasonably assured. Maintenance and subscription revenue is recognized ratably over the contract period.

         Revenues on the sale of products, which are shipped from the Company's stock of inventory, are recognized when the products are shipped provided that appropriate signed documentation of the arrangement, such as a signed contract, purchase order or letter of agreement, has been received, the fee is fixed or determinable and collectibility is reasonably assured.

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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

CONCENTRATION OF CREDIT RISK - ALLOWANCE FOR DOUBTFUL ACCOUNTS

       Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short and long-term bank deposits and trade receivables. The counterparty to a majority of the Company's cash equivalent deposits as well as its short-term bank deposits is a major financial institution of high credit standing. The Company does not believe there is significant risk of non-performance by the counterparty. Approximately 28% and 12% of the trade accounts receivable at December 31, 2003 and 2002, respectively, were due from a U.S. customer that pays its trade receivables over usual credit periods (as to revenues from such customer - see Note 17(e)). Credit risk with respect to the balance of trade receivables is generally diversified due to the large number of entities comprising the Company's customer base.

         An appropriate allowance for doubtful accounts is included in respect of specific debts of which collection is in doubt. The Company performs ongoing credit evaluations of its customers and usually does not require collateral.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development costs consisting primarily of labor and related costs are charged to operations as incurred.

 ADVERTISING EXPENSES

         Advertising expenses are charged to operations as incurred. Advertising expenses in the years ended December 31, 2001, 2002 and 2003 totaled $120, $171 and $35, respectively.

WARRANTY PROVISION

       Comverge generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. As of December 31, 2002, the Company had accrued $52 for estimated product warranty claims, which was included in other current liabilities. The accrued product warranty costs were based primarily on historical experience of actual warranty claims as well as current information on repair costs. Warranty claims expense for each of the years 2001 and 2002 were: $302 and $(250), respectively. Starting the second quarter of 2003, the Company no longer consolidates Comverge's activities.

         The following table provides the changes in the Company's product warranties for the year ended December 31, 2003:

                                                                                       Year ended December 31,
                                                                                    ------------------------------
                                                                                        2002             2003
                                                                                    -------------    -------------

             Warranty provision at beginning of the period                                  $302              $52
             Accruals for warranties issued during the period                                 87               23
             Warranty settlements made during the period                                     (2)             (23)
             Changes in liability for pre-existing warranties during the period,
                including expirations                                                      (335)               --
             Other - deconsolidation of Comverge (see Note 4)                                 --             (52)
                                                                                    -------------    -------------
             Warranty provision at the end of the period                                     $52              $--
                                                                                    =============    =============


         The  Company  grants  its  customers  one-year  product  warranty.   No
provision was made in respect of warranties based on the Company's previous history.

ISSUANCE OF STOCK OF SUBSIDIARY

         The Company recognizes gains and losses from the issuance of subsidiary stock through the consolidated statement of operations. In non-cash transactions, when the assurance as to the reliability of the fair value of the non-cash asset received is difficult to determine, gains and losses are recorded in additional paid in capital.

STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Boar Opinion ("APB") No. 25, "Accounting for Stock

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Issued to Employees" and the related interpretations in accounting for its stock option grants to employees and directors, with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is computed under the intrinsic value method of accounting to the extent that the fair value of the underlying shares on the date of the grant exceed the exercise price of the share option, and thereafter amortized on a straight-line basis against income over the expected service period.

         Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates of awards, consistent with the method prescribed in SFAS No. 123, the Company's net income (loss) and loss per share would have been changed to the pro forma amounts indicated below:


                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                   2001             2002           2003
                                                                                   ----             ----           ----
         Net loss as reported                                                      $  (9,795)       $ (8,144)      $ (6,282)
         Plus: Stock-based employee compensation expense included in
                reported net income, net of related tax effects                            2              25             57
         Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related
                tax effects                                                              718           1,199            502
                                                                                -------------     -----------    -----------
         Pro forma net loss                                                        $ (10,511)       $ (9,318)      $ (6,727)
                                                                                =============     ===========    ===========

            Net loss per share:
               Basic and diluted - as reported                                     $   (1.41)       $  (1.11)      $  (0.81)
                                                                                =============     ===========    ===========
               Basic and diluted - pro forma                                       $   (1.51)       $  (1.27)      $  (0.87)
                                                                                =============     ===========    ===========


         The pro forma information in the above table also gives effect to the application of SFAS No. 123 on the share option plans of the Company's subsidiaries.

         The Company accounts for stock-based compensation issued to non-employees on a fair value basis in accordance with SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and related interpretations.

INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as current or non-current based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that they will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

         Basic net income  (loss) per share is computed  by dividing  net income
(loss) by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants or conversion of convertible securities. However, the dilutive effects of stock options, warrants and convertible securities are excluded from the computation of diluted net income (loss) per share if doing so would be antidilutive.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

         In  January  2003,  the  FASB  issued  FASB   Interpretation   No.  46,
"Consolidation of Variable Interest Entities" (FIN 46). Under FIN 46, entities are separated into two populations: (1) those for which voting

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

interests are used to determine consolidation (this is the most common) and (2) those for which variable interests are used to determine consolidation. FIN 46 explains how to identify Variable Interest Entities (VIEs) and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements.

         Since issuing FIN 46, the FASB has proposed various amendments to the Interpretation and has deferred its effective date. Most recently, in December 2003, the FASB issued a revised version of FIN 46 (FIN 46-R), which also provides for a partial deferral of FIN 46. This partial deferral established the effective date for public entities to apply FIN 46 and FIN 46-R based on the nature of the variable interest entity and the date upon which the public company became involved with the variable interest entity. In general, the deferral provides that (i) for variable interest entities created before February 1, 2003, a public entity must apply FIN 46-R at the end of the first interim or annual period ending after March 15, 2004, and may be required to apply FIN 46 at the end of the first interim or annual period ending after December 15, 2003, if the variable interest entity is a special purpose entity, and (ii) for variable interest entities created after January 31, 2003, a public company must apply FIN 46 at the end of the first interim or annual period ending after December 15, 2003, as previously required, and then apply FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

         The Company currently has no variable interests in any VIE. Accordingly, the Company believes that the adoption of FIN 46 and FIN 46-R will not have a material impact on its financial position, results of operations and cash flows.

         In December 2003, the FASB issued FAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132 ("FAS 132 (revised 2003)"). This Statement revises employer's disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.

         Part of the new disclosures provisions are effective for 2003 calendar year-end financial statements, and accordingly have been applied by the company in these consolidated financial statements.

         The remaining provisions of FAS 132 (revised 2003), which have a later effective date, are currently being evaluated by the Company.

RECLASSIFICATIONS

         Certain  reclassifications have been made to the Company's prior years'
consolidated   financial   statements   to  conform  with  the  current   year's
consolidated financial statement presentation.

NOTE 3--ACQUISITION

         In December 2001, a subsidiary of the Company acquired 100% of the shares of Endan IT Solutions Ltd. ("Endan") in a transaction accounted for as a purchase business combination and partial sale of a subsidiary. Endan was a privately-held Israeli information technology software and consulting firm and as a result of the acquisition became an integral part of the Company's software consulting and development segment. The acquisition was consummated in order to broaden the Company's markets into information technology and to take advantage of economies of scale and synergistic cost savings. Endan's results of operations are included in the Company's consolidated statement of operations beginning January 1, 2002. Results for the period from acquisition to December 31, 2001 were not included in the Company's consolidated statement of operations as they were immaterial.

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

                  Current assets                                          $2,075
                  Property and equipment                                     609
                  Intangible assets                                          620
                  Goodwill                                                 6,039
                  Other assets                                               314
                                                                         -------
                         Total assets acquired                             9,657
                                                                         -------
                  Current liabilities                                      1,858
                  Long-term debt                                           1,319
                  Other liabilities                                          495
                  Deferred tax liability created in acquisition              197
                                                                         -------
                         Total liabilities assumed                         3,869
                                                                         -------
                         Net assets acquired                              $5,788
                                                                         =======

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

                                                                  YEAR ENDED
                                                               DECEMBER 31,2001
                                                                  (UNAUDITED)

Net sales.................................................          $52,355
Gross profit..............................................          $10,849
Net loss .................................................          $(9,884)
Loss per share - basic and diluted........................          $ (1.35)

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

NOTE 4--DISPOSITIONS

         On April 7, 2003, the Company and its then consolidated subsidiary, Comverge, signed and closed on a definitive agreement with a syndicate of venture capital firms raising an aggregate of $13,000 in capital funding. The Company purchased $3,250 of Series A Convertible Preferred Stock issued by Comverge in the equity financing and incurred transaction costs of an additional $294. A syndicate of venture capital firms purchased $7,750 of Series A Convertible Preferred Stock issued by Comverge, and one member of the syndicate also purchased $2,000 of Series A-1 Convertible Preferred Stock of Comverge. In connection with the transaction, the Company converted to equity intercompany balances of $9,673. The purchaser of the Series A-1 Preferred Stock was granted a put option exercisable in April 2004 and Comverge received a right to call all the Series A-1 Preferred Stock for $2,000, at anytime on or before April 18, 2004.

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

         The Preferred Stock is convertible into Comverge's common stock initially on a one-for-one basis subject to adjustment for the achievement of certain performance criteria. Conversion is mandatory on (i) in the event that the holders of at least a majority of the then-outstanding shares of Series A Preferred consent to such conversion or (ii) upon the closing of a firmly underwritten public offering of shares of Common Stock of Comverge at a per share price not less than five times the original per-share purchase price of the Preferred Stock. The holders of Preferred Stock have no mandatory redemption rights. Under Comverge's Amended and Restated Certificate of Incorporation, the holders of Comverge common stock have the right to elect two of the five directors on Comverge's Board. Certain preferred shareholders other than the Company have the right to elect the other three directors. Pursuant to a voting agreement, one of the directors elected by the holders of the Comverge common stock must be the Chief Executive Officer (CEO) of Comverge. The Company's chairman and CEO and Comverge's CEO were elected as the initial directors by the Comverge common stockholders.

         In connection with Comverge's April equity financing transactions, Comverge acquired Sixth Dimension, Inc. ("6D") in a purchase business combination, valued at approximately $510, in exchange for 877,000 of Comverge's common shares. In connection with this transaction, as a result of our dilution and this new valuation of Comverge's common stock, we recorded an increase of $1,085 to our common stock investment in Comverge. The adjustment was recorded to additional-paid-in-capital. Some of the venture capital participants in Comverge's equity financing transaction were the principal owners in 6D prior to the acquisition. 6D is an early stage Internet-based software company, whose iNET product enables a broad range of energy services including: upstream facility metering, monitoring, and control; performance-based operations and proactive maintenance; economic demand response and active load curtailment; aggregated distributed generation; power reliability and quality monitoring; and other real-time capital equipment analysis using a low-cost, robust, software for service delivery. The acquisition adds to Comverge's product offering, technology for upstream monitoring & control of capital assets, by combining 6D's real-time, internet-based, data warehousing iNET software with the analytical and metering capabilities of Comverge's PowerCAMP software applications.

         Following Comverge's April equity transactions of the year, the Company held approximately 50.6% of the outstanding capital voting stock of Comverge (approximately 76% of Comverge's common stock and approximately 26% of Comverge's Preferred Stock). As a result of the transaction, the Company is no longer obligated to fund Comverge. Additionally, as a result of the April equity transactions, the Company has a negative investment balance in Comverge's common stock of $1,824. Due to the Company's commitment to no longer fund Comverge, the Company has ceased to record equity losses against its common stock investment. The Company's negative common investment will only be adjusted upon disposition of the Company's common stock investment or when the Company realizes equity income from Comverge in excess of any accumulated equity losses recorded on its Preferred Stock investment.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         Also, in connection with the equity financing in April, Comverge secured a $6,500 credit facility with a leading financial institution. Comverge's new credit facility includes a $1,500 term loan secured by a Company pledge of a $1,500 restricted deposit at Comverge's new lender, and a revolving line of credit of up to $5,000 secured by the assets of Comverge. Comverge agreed to make certain prepayments of the $1,500 term loan and the new lender agreed to the release of amounts equal to such payments from the pledge account, subject to Comverge's compliance with certain financial and other covenants in its agreement with the lender. Such covenants have been subsequently either fulfilled or waived. The $1,500 restricted deposit was released in December 2003.

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

         Until December 31, 2003, the Company had an option to purchase from Comverge up to $1,500 of Series A-2 Convertible Preferred Stock. The Series A-2 Preferred Stock has the same purchase price as the Series A-1 Preferred Stock. The Series A-2 Preferred Stock has the same rights as the Series A and the Series A-1 Preferred Stock, except the Series A-2 Preferred Stock is junior in priority in liquidation (which includes the sale of Comverge) to both the Series A and Series A-1 Preferred Stock. On December 22, 2003, the Company exercised its option and invested an additional $100 in Series A-2 Convertible Preferred Stock.

         As a result of the equity transactions in 2003, the Company owned approximately 40.9% of the outstanding capital voting stock of Comverge, comprised of approximately 17% of the Preferred Stock and approximately 76% of Comverge's common stock.

         As a result of the private equity financing transactions and other agreements described above, Comverge is no longer a controlled subsidiary of the Company. Thus, effective April 1, 2003, the Company no longer consolidates Comverge's balance sheet and results of operations, and accounts for its investment in Comverge on the equity method.

         The Company's Preferred Stock investment of $3,644 (which was primarily financed by the release of $3,000 of previously restricted cash) has been reduced by equity losses in Comverge for the period of April 1, 2003 to December 31, 2003 of $1,752.

         Summary unaudited financial information for Comverge as at December 31, 2003 and for the period from April 1 to December 31, 2003 is as follows:

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


      FINANCIAL POSITION                                                                             As at December
                                                                                                        31, 2003
                                                                                                   -------------------
      Cash and cash equivalents                                                                              $4,570
      Other current assets                                                                                    6,949
      Property, plant, and equipment, net                                                                     2,097
      Intangible and other assets, net                                                                        1,405
                                                                                                   -------------------
                    Total assets                                                                            $15,021
                                                                                                   ===================
      Current liabilities                                                                                    $4,136
      Long-term debt                                                                                          1,346
      Other non-current liabilities                                                                             816
                                                                                                   -------------------
                    Total liabilities                                                                         6,298
      Convertible preferred stock                                                                            18,525
      Shareholders' deficit                                                                                  (9,802)
                                                                                                   -------------------
                    Total liabilities and shareholder's equity                                              $15,021
                                                                                                   ===================

                                                                                                       Period from
                                                                                                    April 1, 2003 to
      RESULTS OF OPERATIONS                                                                        December 31, 2003
                                                                                                   -------------------
      Sales                                                                                                 $10,942
      Operating loss                                                                                        $(7,578)
      Net loss                                                                                              $(7,955)


       The activity in the Company's investments in Comverge during the nine months ended December 31, 2003 is as follows:


      Investment in Comverge common stock
         Conversion of inter-company balances to equity                                                     $ 9,673
         Accumulated deficit at March 31, 2003                                                              (12,582)
         Adjustment of the Company's investment from dilution of common shares                                1,085
                                                                                                   -------------------
            Total investment in Comverge common stock                                                       $(1,824)
                                                                                                   -------------------
      Investment in Comverge preferred stock
         Cash paid for preferred stock of Comverge                                                          $ 3,350
         Transaction costs                                                                                      294
                                                                                                   -------------------
         Investment balance prior to equity loss                                                              3,644

         Equity loss in Comverge - April 1 to December 31, 2003                                              (1,752)
                                                                                                   -------------------
            Total investment in Comverge preferred stock                                                    $ 1,892
                                                                                                   -------------------
      Investment in Comverge, net                                                                              $ 68
                                                                                                   ===================


       As a result of Comverge's net loss during the nine months ended December 31, 2003, the Company recognized $1,752 as equity loss representing 26% of Comverge's losses for the period from April 1 to September 30, 2003 and 17% of Comverge's losses for the period from October 1 to December 31, 2003 against its Preferred Stock investment.

NOTE 5--ACCOUNTS RECEIVABLE, NET


             Accounts receivable, net, consists of the following:                            As of December 31,
                                                                                             ------------------
                                                                                            2002             2003
                                                                                         -----------      -----------
                   Trade accounts receivable                                                $11,341           $6,480
                   Unbilled work-in-process                                                   1,140              628
                   Allowance for doubtful accounts                                             (214)             (55)
                                                                                         -----------      -----------
                   Accounts receivable, net                                                 $12,267           $7,053
                                                                                         ===========      ===========


                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         Unbilled work-in-process represents direct labor and expenses incurred on consulting contracts that have not been invoiced to the customer as of the end of the period. Such amounts are generally billed upon the completion of a project milestone.

         Bad debt expense related to trade accounts receivable was $71, $194 and $50 for the years ended December 31, 2001, 2002 and 2003, respectively.

NOTE 6--INVENTORY


             Inventory consists of the following:                                              As of December 31,
                                                                                           --------------------------
                                                                                             2002            2003
                                                                                           ---------      -----------
                   Raw materials, spare parts and supplies                                   $1,396              $50
                   Work-in-process                                                              161               --
                   Finished goods and merchandise                                               660               38
                                                                                           ---------      -----------
                                                                                             $2,217              $88
                                                                                           =========      ===========


NOTE 7--OTHER CURRENT ASSETS


             Other current assets consist of the following:                                   As of December 31,
                                                                                         ----------------------------
                                                                                            2002             2003
                                                                                         -----------      -----------
                   Prepaid expenses                                                            $355             $135
                   Interest receivable                                                           41               --
                   Income tax receivable                                                        215              267
                   Deferred income taxes                                                        205               87
                   Other                                                                        627              172
                                                                                         -----------      -----------
                                                                                             $1,443             $661
                                                                                         ===========      ===========


NOTE 8--PROPERTY AND EQUIPMENT, NET

       Property and equipment consist of the following:


                                                                           Estimated
                                                                          Useful Life
                                                                           (in years)         As of December 31,
                                                                                         ----------------------------
             Cost:                                                                          2002             2003
                                                                                         -----------      -----------
                   Computer hardware and software                              3             $2,727           $1,103
                   Office furniture and equipment                            4-10             2,530              873
                   Motor vehicles                                             4-7               592              515
                   Leasehold improvements                                Term of lease          316              258
                                                                                         -----------      -----------
                                                                                              6,165            2,749
                                                                                         -----------      -----------
             Accumulated depreciation and amortization
                   Computer hardware and software                                             2,573              894
                   Office furniture and equipment                                             1,288              662
                   Motor vehicles                                                               221              249
                   Leasehold improvements                                                       111              130
                                                                                         -----------      -----------
                                                                                              4,193            1,935
                                                                                         -----------      ===========

             Property and equipment, net                                                     $1,972             $814
                                                                                         ===========      ===========


         Depreciation and amortization in respect of property and equipment amounted to $687, $834 and $451 for 2001, 2002 and 2003, respectively.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 9--GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective July 1, 2001 and January 1, 2002 the Company adopted the provisions of SFAS No. 141 and No. 142, respectively. In connection with the initial adoption of SFAS No. 142, the Company performed a transitional impairment evaluation of goodwill and concluded that there was no indication of impairment as of January 1, 2002. Upon adoption of SFAS No. 142, the Company evaluated its existing intangible assets and goodwill and determined that no reclassifications were necessary in order to conform with the classification criteria of SFAS No. 141 for recognition separate from goodwill. The Company also assessed the useful lives and residual values of all amortizable intangible assets and determined that no adjustments were necessary.

         Amortization expense related to goodwill was $502 for the year ended December 31, 2001. In accordance with SFAS No. 142, goodwill arising from the Company's acquisition of Endan in December 2001 has not been amortized. Net loss and basic and diluted net loss per share, adjusted to exclude goodwill amortization, as if the provisions of SFAS No. 142 had been adopted on January 1, 2000, are as follows:

                                                                     Year Ended
                                                                      December
                                                                      31, 2001
                                                                     -----------
         Net loss, as reported ....................................   $(9,795)
         Plus: Goodwill amortization ..............................       502
                                                                      -------
         Adjusted net loss ........................................   $(9,293)
                                                                      =======

         Net loss per share:
           Basic and diluted -- as reported .......................    $(1.41)
                                                                      =======
           Basic and diluted -- ad asjusted .......................    $(1.33)
                                                                      =======

         As the end of the third quarter of 2002, management believed that there was an other than temporary decline in the hi-tech market in general, and in the software consulting market in Israel in particular. As required by SFAS No. 142, the Company evaluated its goodwill for impairment as of September 30, 2002 which indicated that its software consulting and development segment's goodwill was impaired. The fair value of the software consulting and development segment was determined by applying a market-rate multiple to the estimated near-term future revenue stream expected to be produced by the segment (the method used at the time of the Endan acquisition). As a result, the Company recognized a provision for goodwill impairment of $2,760 and 2002. In the fourth quarters of 2002 and 2003, the Company performed its annual impairment test and no additional indications of goodwill impairment were noted.


                                                                        Software          Energy
                                                                     Consulting and    Intelligence
                                                                       Development       Solutions
                                                                        Segment          Segment             Total
                                                                     ---------------- ----------------  ---------------
         Balance as of December 31, 2001                                      $7,238             $499           $7,737
         Adjustment to goodwill acquired                                         (48)              --              (48)
         Impairment charge                                                    (2,760)              --           (2,760)
                                                                     ---------------- ----------------  ---------------
         Balance as of December 31, 2002                                      $4,430             $499           $4,929
                                                                     ---------------- ----------------  ---------------
         Deconsolidation of Comverge                                              --             (499)            (499)

         Balance as of December 31, 2003                                      $4,430             $ --           $4,430
                                                                     ================ ================  ===============


         The following table presents certain information on the Company's intangible assets as of December 31, 2003 and 2002. All intangibles assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.


                                                                                  As of December 31, 2003
                                                                     --------------------------------------------------
                                               Weighted average          Gross
                                                 amortization           carrying       Accumulated       Net carrying
                                                    period               amount        amortization         amount
                                             -----------------------  -------------  -----------------  ----------------
         Amortizing intangible assets:
             Software licenses                      5.0 yrs                  $260               $146              $114
                                                                      =============  =================  =================

                                                                                  As of December 31, 2002
                                                                     --------------------------------------------------
                                               Weighted average          Gross
                                                 amortization           carrying       Accumulated       Net carrying
                                                    period               amount        amortization         amount
                                             -----------------------  -------------  -----------------  ----------------
         Amortizing intangible assets:
             Licenses                               5.0 yrs                  $568               $563              $  5
             Patents                               15.0 yrs                   288                 70               218
             Software licenses                      5.0 yrs                   260                 79               181
                                                                     -------------  -----------------  ----------------
                       Total                                               $1,116               $712              $404
                                                                     =============  =================  ================


         Amortization in respect of license, patents, software licenses and acquired backlog amounted to $147, $321 and $76 for 2001, 2002 and 2003, respectively. In 2002, in connection with the Company's evaluation of the software consulting and development segment goodwill, the Company recognized an impairment charge of $240 for software licenses, included in cost of service sales.

         Amortization expense with respect to intangible assets for each of the next four years is estimated as follows:

                        Year Ended December 31,
                        -----------------------
                                  2004                                     $32
                                  2005                                      32
                                  2006                                      32
                                  2007                                      18
                                                                    -----------
                                                                          $114
                                                                    ===========

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10--DEBT AND CONVERTIBLE NOTE

Debt consists of the following:
                                                         As of December 31,
                                                  -----------------------------
                                                     2002              2003
                                                  ------------      -----------
   Bank debt                                           $6,486           $1,291
   Lines of credit, net of discount                     2,315              858
   Capital lease obligations                                8               --
                                                  ------------      -----------
                                                        8,809            2,149

 Less: current portion                                 (2,531)          (1,517)
                                                  ------------      -----------
 Long-term bank debt                                   $6,278             $632
                                                  ============      ===========

(a) Bank debt

         Bank debt as of December 31, 2003 represents loans received by the Company's Israeli subsidiaries from Israeli banks which are denominated in New Israeli Shekels (NIS) of which $115 is linked to the Israeli Consumer Price Index (the Index) and $1,176 is unlinked (at December 31, 2002, $104 and $601, respectively, and $81 linked to the U.S. dollar). At December 31, 2003, the loans bear a weighted average interest rate of 8.6% (December 31, 2002, 7.8%). During the year ended December 31, 2003, the Index decreased by 1.9% (increased by 6.5% in 2002) and the NIS appreciated in value against the U.S. dollar by 7.6% (depreciated by 7.3% in 2002). In connection with these loans, a lien in favor of the Israeli banks was placed on some of dsIT's assets.

         Bank debt as of December 31, 2002 included a $5,700 loan, which was payable in a single installment upon maturity in February 2004. In connection with this loan, the Company was required to deposit $5,700 with the lender as collateral for the loan. In March 2003, using the collateralized deposit, the Company repaid $3,000 of the loan in connection with its additional investment in Comverge (see Note 4) (the Company had previously repaid $200 of the loan in 2003). As the compensating balance was required for the term of the loan, the deposit was shown as a non-current asset in 2002.

       The aggregate maturities of debt are as follows:

       Year Ending December 31,
       ------------------------
          2004.................................................     $659
          2005.................................................      435
          2006.................................................      172
          2007.................................................       25
                                                                 -------
                                                                  $1,291

 (b) Lines of credit

         (i) At December 31, 2003, the Company had approximately $1,140 in Israeli credit lines available to dsIT, of which approximately $858 was then being used and $282 was available for future draws. These credit lines are generally for a term of one year, denominated in NIS and bear interest at a weighted average rate of the Israeli prime rate per annum plus 1.4% (at December 31, 2002, plus 0.9%). The Israeli prime rate fluctuates and as of December 31, 2003 was 6.7% (December 31, 2002, 10.6%). The Company has a floating lien and provided guarantees of up to $500 with respect to dsIT's lines of credit.

         (ii) In December 2002, the Company's subsidiary Comverge, Inc., secured a three-year $2 million revolving line of credit from Laurus Master Fund, Ltd. ("Laurus") of which $1 million was outstanding at December 31, 2002. The line of credit was closed as a result of Comverge's equity financing transactions in April 2003 (see Note 4).

         In addition, Laurus was able to convert up to an aggregate of $600 of the line of credit into shares of the Company's common stock at a fixed conversion price of $1.50. On April 10, 2003, the Company received $600 from Laurus in connection with the sale to them of 400,000 shares of the Company's common stock. Such sale was in lieu of the conversion by Laurus of $600 of the credit line it afforded Comverge. The Company also issued a five-year warrant to purchase 190,000 shares of the Company's common stock, exercisable in three tranches at exercise prices ranging from $2.00 to $3.34 per share, all of which were immediately exercisable.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The Company used the Black-Scholes valuation method to estimate the fair value of the warrants to purchase 190,000 shares of common stock of the Company, using a risk free interest rate of 3.1%, its contractual life of five years, an annual volatility of 82% and no expected dividends. The Company estimated the fair value of the beneficial conversion feature and related warrants at the issuance of the convertible line of credit to be approximately $244 and credited such amount to additional paid-in capital. The Company recorded interest expense of $178 and $66, with respect to the beneficial conversion feature of the warrants during the years ended December 31, 2003 and 2002, respectively. The unamortized debt discount from the related warrants of $178, was included in short-term debt and current maturities of long-term debt, net at December 31, 2002. In addition, Comverge recorded debt issuance costs of $86 with respect to the issuance of the line of credit. The Company recorded amortization of such costs of $7 during the year ended December 31, 2003 (amortization is only for the period during which the Company consolidated the results of Comverge - see Note 4).

(c) Convertible note

         In June 2002, the Company completed a transaction with Laurus, pursuant to which Laurus made a $2,000 investment in the Company in exchange for a 10% convertible note and a three-year warrant to purchase 125,000 shares of the Company's common stock at an exercise price of $4.20 per share. Under the 10% convertible note, the Company made interest-only payments for the first three months and thereafter ten payments of $200 plus accrued interest on the outstanding balance. In 2003, the Company issued to Laurus 127,196 shares of its common stock as settlement of $240 of the convertible note.

         The Company used the Black-Scholes valuation method to estimate the fair value of the 125,000 warrants to purchase common stock of the Company, using a risk free interest rate of 3.0%, its contractual life of three years, an annual volatility of 73% and no expected dividends. The Company estimated the fair value of the beneficial conversion feature and related warrant at the issuance of the convertible note to be approximately $692. Such amount was credited to additional paid-in capital and is being charged to interest expense over the conversion period (with respect to the note) and the term of the note (with respect to the warrants), using the effective interest method. In the years ended December 31, 2003 and 2002, the Company recorded $176 and $516, respectively of the interest expense with respect to the beneficial conversion feature and warrants. The face value debt of $1,400, less $176 of unamortized debt discount, from the beneficial conversion feature and the related warrants, was included in short-term debt and current maturities of long-term debt, net, at December 31, 2002. In addition, the Company incurred other debt issuance costs of $167 with respect to the issuance of the convertible note. In the years ended December 31, 2003 and 2002, the Company recorded interest expense of $42 and $125, respectively, with respect other debt issuance costs.

NOTE 11--OTHER CURRENT LIABILITIES

Other current liabilities consists of the following:

                                                         As of December 31,
                                                       ------------------------
                                                          2002          2003
                                                       ----------    ----------

                  Taxes payable                             $827          $795
                  Lien allowance                             558           558
                  Deferred revenue                           224           239
                  Warranty provision                          52            --
                  Accrued expenses                           952           755
                  Other                                      798           626
                                                       ----------    ----------
                                                          $3,411        $2,973
                                                       ==========    ==========

NOTE 12--LIABILITY FOR EMPLOYEE TERMINATION BENEFITS

(a) Israeli labor law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company has recorded a severance pay liability for the amount that would be paid if all its Israeli employees were dismissed at the balance sheet date, on an undiscounted basis, in accordance with Israeli labor law. This liability is computed based upon the number of years of service multiplied by the latest monthly salary. The amount of accrued severance

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

       pay as determined above represents the Company's severance pay liability in accordance with labor agreements in force and based on salary components, which in the opinion of management create entitlement to severance pay.

       The liability is partially funded by insurance policies. The amounts funded are included among investments and long-term receivables as funds in respect of employee termination benefits. The Company may only utilize the insurance policies for the purpose of disbursement of severance pay.

(b)    Severance  pay expenses  amounted to  approximately,  $1,394,  $1,280 and
       $1,132  for  the  years  ended   December  31,   2001,   2002  and  2003,
       respectively.

(c) The Company expects to contribute $444 to the insurance policies in respect of its severance pay obligations in the year ended December 31, 2004.

NOTE 13--COMMITMENTS AND CONTINGENCIES

(a) Leases of Property and Equipment

         Office rental and automobile leasing expenses, for 2001, 2002 and 2003, were $1,521, $2,171 and $1,521, respectively. The Company and its subsidiaries lease office space and equipment under operating lease agreements. Those leases will expire on different dates from 2004 to 2009. The lease payments are mainly in dollars or are linked to the exchange rate of the dollar. Future minimum lease payments on non-cancelable operating leases as of December 31, 2003 are as follows:

        Year Ending December 31,
        ------------------------
           2004.................................................         $1,298
           2005.................................................            803
           2006.................................................            335
           2007.................................................            289
           2008.................................................            289
           Thereafter...........................................            193
                                                                        --------
                                                                         $3,207
                                                                        ========

(b) Employee Retirement Savings Plan

         The Company sponsors a tax deferred retirement savings plan that permits eligible U.S. employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions, of which none were made for the years ended December 31, 2001, 2002 and 2003.

(c) Guarantees

         Previously, the Company accrued a loss for contingent performance of bank guarantees. The Company's remaining commitment under these guarantees (included in other current liabilities) is $558 at December 31, 2002 and 2003. The Company has collateralized a portion of these guarantees by means of a deposit (classified as restricted cash) of $241 as of December 31, 2002 and 2003.

         The Company's subsidiaries have provided various performance, advance and tender guarantees as required in the normal course of its operations. As at December 31, 2003, such guarantees totaled approximately $355 and were due to expire through December 2004.

         See Note 10(b) with respect to guarantees on the Company's lines of credit.

(d) Litigation

         The Company is involved in various other legal actions and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 14--SHAREHOLDERS' EQUITY

(a)    Share Capital

         The Company's ordinary shares are traded on the Nasdaq SmallCap Market.

(b) Stock Option Plans

         The Company's stock option plans provide for the granting to officers, directors and other key employees of options to purchase shares of common stock at not less than 85% of the market value of the Company's common stock on the date of grant. The purchase price must be paid in cash. Each option is exercisable to one share of the Company's common stock. All options expire within five to ten years from the date of the grant, and generally vest over a two to three year period from the date of the grant. At December 31, 2003, the total authorized number of options or other equity instruments available for grant under the various plans was 3,350,941.

         A summary status of the Company's option plans as of December 31, 2001, 2002 and 2003, as well as changes during each of the years then ended, is presented below:


                                                  2001                      2002                        2003
                                        ------------------------- --------------------------  --------------------------
                                                      Weighted                   Weighted                    Weighted
                                         Number of    Average      Number of      Average      Number of      Average
                                          Options     Exercise      Options      Exercise       Options      Exercise
                                        (in shares)     Price     (in shares)      Price      (in shares)      Price
                                        ------------- ----------- ------------  ------------  ------------  ------------
   Outstanding at beginning of year       1,554,775       $5.01    1,568,442         $5.11     1,738,767         $5.18
   Granted                                  273,500        5.38      236,000          5.38        17,000          1.86
   Exercised                                (91,866)       2.51           --            --       (10,666)         1.70
   Forfeited and expired                   (167,967)       6.04      (65,675)         4.26      (437,050)         6.17
                                        -------------             ------------                ------------
   Outstanding at end of year             1,568,442       $5.11    1,738,767         $5.18     1,308,051         $4.83
                                        =============             ============                ============
   Exercisable at end of year             1,102,404       $4.85    1,557,395         $5.21     1,282,048         $4.88
                                        =============             ============                ============


         Under various employee option plans of the Company, 192,500, 195,000 and 15,000 options were granted to related parties of the Company in the years ending December 31, 2001, 2002 and 2003, respectively. During the years ended December 31, 2001, 2002, and 2003, no options were exercised by related parties to purchase common shares of the Company. As of December 31, 2001, 2002, and 2003, the number of outstanding options held by the related parties amount to 1,092,250, 1,289,750 and 932,250 options, respectively.

The following table summarized information about options outstanding and exercisable at December 31, 2003:


                                                                                       Exercisable as of
                                        Outstanding as of December 31, 2003            December 31, 2003
                                      -------------------------------------------------------------------------
                                                      Weighted
                                                       Average      Weighted                       Weighted
                                                      Remaining      Average                       Average
                                          Number     Contractual    Exercise          Number       Exercise
        Range of Exercise Prices       Outstanding       Life         Price        Exercisable      Price
        ------------------------      -------------- ------------  ------------    ------------  -------------
                                       (in shares)    (in years)                   (in  shares)
                                      -------------- ------------                  ------------
              $1.15 - 2.02                 229,834         3.06         $1.82         213,166          $1.82
              $2.44 - 4.00                 198,000         2.55          3.25         188,665           3.21
              $4.50 - 6.00                 470,467         2.56          5.44         470,467           5.44
              $6.06 - 7.88                 409,750         0.96          6.59         409,750           6.59
                                      -------------- ------------  ------------    ------------  -------------
                                         1,308,051         2.14         $4.83       1,282,048          $4.88
                                      ============== ============  ============    ============  =============


         The weighted average grant-date fair value of the options granted during 2001, 2002 and 2003, amounted to $3.27, $2.46 and $1.51 per option, respectively. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                           2001           2002            2003
                                                                       -------------- --------------  --------------
   Risk-free interest rate                                                 4.9%           4.2%            3.9%
   Expected life of options, in years                                      6.1            5.3             9.4
   Expected annual volatility                                               60%            78%             78%
   Expected dividend yield                                                 None           None            None


         The Company's Israeli subsidiary adopted a stock option plan that allows the grant of options for up to 573,268 shares of common stock of the Israeli subsidiary. Through December 31, 2003 170,659 options were granted, no options were exercised and no options were forfeited.

         If all options are exercised, the Company's share in the Israeli Subsidiary will decrease from approximately 68% to approximately 65%.

         At December 31, 2003, the weighted-average remaining contractual life of the stock options outstanding is approximately 5.22 years.

(b) Warrants

         The Company has issued warrants at exercise prices equal to or greater than market value of the Company's common stock at the date of issuance. A summary of warrants activity follows:


                                                  2001                      2002                        2003
                                        ------------------------- --------------------------  --------------------------
                                                      Weighted                   Weighted                    Weighted
                                         Number of     Average     Number of      Average      Number of      Average
                                         Warrants    Exercise      Warrants      Exercise      Warrants      Exercise
                                        (in shares)     Price     (in shares)      Price      (in shares)      Price
                                        ------------- ----------- ------------  ------------  ------------  ------------
   Outstanding at beginning of year         120,000       $3.07      120,000         $3.07       315,000         $3.36
   Granted                                       --          --      315,000          3.36       120,000          2.25
   Forfeited                                     --          --      120,000          3.07            --            --
                                        ------------- ----------- ------------  ------------  ------------  ------------
   Outstanding at end of year               120,000       $3.07      315,000         $3.36       435,000         $3.06
                                        ============= =========== ============  ============  ============  ============
   Exercisable end of year                  120,000       $3.07      315,000         $3.36       435,000         $3.06
                                        ============= =========== ============  ============  ============  ============


The following table summarized information about warrants outstanding and exercisable at December 31, 2003:


                                                                                        Exercisable as of
                                         Outstanding as of December 31, 2003            December 31, 2003
                                      ------------------------------------------------------------------------
                                                       Weighted
                                                        Average      Weighted                       Weighted
                                                       Remaining      Average                       Average
                                          Number      Contractual    Exercise        Number        Exercise
              Exercise Price           Outstanding       Life          Price       Exercisable       Price
              --------------          --------------  ------------  ------------   ------------  -------------
                                       (in shares)     (in years)                  (in shares)
                                      --------------  ------------                 ------------
                  $2.00                     90,000          2.08         $2.00         90,000          $2.00
                  $2.34                     60,000          3.93          2.34         60,000           2.34
                  $2.50                     60,000          1.16          2.50         60,000           2.50
                  $3.34                    100,000          3.93          3.34        100,000           3.34
                  $4.20                    125,000          1.50          4.20        125,000           4.20
                                      --------------  ------------  ------------   ------------  -------------
                                           435,000          2.47         $3.06        435,000          $3.06
                                      ==============  ============  ============   ============  =============


       In February 2003, the Company engaged a third-party for the purposes of providing investor awareness and business advisory services for a period of one year. The Company pays a monthly advisory fee, totaling $90 over the period of the agreement. In addition, the Company granted the third-party common stock purchase warrants for the purchase of 120,000 shares of the Company's common stock (60,000 at $2.00 per share and 60,000 at $2.50 per share). The warrants became fully vested on May 26, 2003 and expire on February 25, 2005. The Company used the Black-Scholes valuation method to estimate the fair value of the warrants, using a risk free interest rate of 1.75%, their contractual life of two years, an annual volatility of 88% and no expected

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

dividends. The Company estimated the fair value of the warrants to be approximately $97, which has been charged to selling, general and administrative expense. Total expenses with respect to warrants granted to service providers amounts to $0, $0, and $97 for the years ended December 31, 2001, 2002 and 2003, respectively.

         See Notes 10(b) and 10(c) with respect to warrants issued in 2002.

(c) Stock Awards

         In September 2001, the Company entered into a restricted stock purchase agreement with the then newly hired Chief Executive Officer (CEO) of the Company's energy intelligence solutions segment subsidiary. Pursuant to this agreement, the Company issued to the segment CEO 50,000 shares of its common stock at a purchase price of $5.95 per share. The common stock was paid for by assigning and endorsing to the Company a 6% subordinated note, due April 15, 2010, in the principal amount of $298. The subordinated note was issued by Philip Services Corp. (NasdaqNM: PSCD) in favor of the segment CEO under a trust indenture with Wilmington Trust Company. The subordinated note was reflected as a reduction in shareholders' equity. PSCD has recently filed for bankruptcy and the Company has written off this note to other loss in 2003.

         In January 2003, the CEO of the energy intelligence solutions segment subsidiary received a restricted stock grant of 50,000 shares of common stock of the Company. The Company recognized an expense of $50, which has been charged to selling, general and administrative expense.

(d) Stock Repurchase Program

         In September 2000, the Company's Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock. In August 2002, the Company's Board of Directors authorized the purchase of up to 300,000 more shares of the Company's common stock. During 2002 and 2003, the Company purchased 37,000 and 2,000 of its common stock, respectively (in 2003, the Company also issued 9,000 treasury shares with respect to options exercised), and at December 31, 2003 owned in the aggregate 839,704 of its own shares.

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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 15--INCOME TAXES

(a) Composition of loss before income taxes is as follows:


                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                               2001             2002            2003
                                                                               ----             ----            ----
         Domestic                                                              $(6,767)         $(4,805)        $(3,739)
         Foreign                                                                (3,039)          (4,191)         (1,056)
                                                                             -----------      -----------     -----------
                                                                               $(9,806)         $(8,996)        $(4,795)
                                                                             ===========      ===========     ===========
        Income tax expense (benefit) consists of the following:


                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                               2001             2002            2003
                                                                               ----             ----            ----
        Current:
           Federal                                                                $(29)              $--             $--
           State and local                                                         (56)               24              18
           Foreign                                                                  60                80              79
                                                                             -----------      -----------     -----------
                                                                                   (25)              104              97
                                                                             -----------      -----------     -----------
        Deferred:
           Federal                                                                  $--              $--             $--
           State and local                                                           14             (13)            (10)
           Foreign                                                                   --             (63)            (88)
                                                                             -----------      -----------     -----------
                                                                                     14             (76)            (98)
                                                                             -----------      -----------     -----------
        Total income tax expense (benefit)                                        $(11)              $28            $(1)
                                                                             ===========      ===========     ===========


    (b) Effective Income Tax Rates

Set forth below is a reconciliation between the federal tax rate and the Company's effective income tax rates:


                                                                                      Year Ended December 31,
                                                                           ----------------------------------------------
                                                                               2001             2002            2003
                                                                           -------------    -------------   -------------
  Statutory Federal rates                                                          34%              34%             34%
  Increase (decrease) in income tax rate resulting from:
    Non-deductible expenses                                                        (4)             (12)              1
   State and local income taxes, net                                                5                4               5
   Other                                                                           (1)               1              --
   Valuation allowance                                                            (34)             (27)            (40)
                                                                             -----------      -----------     -----------
Effective income tax rates                                                          0%               0%              0%
                                                                             ===========      ===========     ===========


(c) Analysis of Deferred Tax Assets (Liabilities)


Deferred tax assets consist of the following:                                                       As of December 31,
                                                                                                --------------------------
                                                                                                   2002           2003
                                                                                                -----------    -----------
Accelerated depreciation for tax purposes                                                              $13            $24
Intangible asset basis differences                                                                      77             --
Other temporary differences                                                                          1,434          1,016
Net operating and capital loss carryforwards                                                        11,630          7,764
                                                                                                -----------    -----------
                                                                                                    13,154          8,804
Valuation allowance                                                                                (12,634)        (8,552)
                                                                                                -----------    -----------
Net deferred tax assets                                                                               $520           $252
                                                                                                ===========    ===========


Deferred tax liabilities consist of the following:                                                 As of December 31,
                                                                                                --------------------------
                                                                                                   2002           2003
                                                                                                -----------    -----------
Intangible asset basis differences                                                                    $197            $41
Other temporary differences                                                                            210             --
                                                                                                -----------    -----------
Total deferred tax liabilities                                                                        $407            $41
                                                                                                ===========    ===========

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


Net deferred tax assets consist of the following:                                                  As of December 31,
                                                                                                --------------------------
                                                                                                   2002           2003
                                                                                                -----------    -----------
Deferred tax assets - current                                                                         $205            $87
Deferred tax assets - non-current                                                                      315            167
Deferred tax liabilities - non-current                                                                (407)           (41)
                                                                                                -----------    -----------
Net deferred tax assets                                                                               $113           $211
                                                                                                ===========    ===========


         No valuation allowance is established for the Company's operations, which are reasonably expected to utilize their deferred tax assets. Valuation allowances relate principally to net operating loss and capital loss carryforwards and foreign tax credit carryforwards. The change in the valuation allowance in 2002 was an increase of $2,593 whereas in 2003 there was a decrease of $4,082. The decrease was due primarily to the deconsolidation of Comverge (see Note 4).

    (d) Summary of Tax Loss Carryforwards

As  of  December  31,  2003,   the  Company  had  various  net  operating   loss
carryforwards, which expire as follows:

                                  Federal            State            Foreign
                               -------------      -----------       -----------
EXPIRATION:

 2004-2007                              $--             $113               $--
    2008                                 --              801                --
    2009                                 --            2,316                --
    2010                                 --            2,642                --
2019-2023                             8,699               --                --
Unlimited                                --               --             9,996
                               -------------      -----------       -----------
Total                                $8,699           $5,872            $9,996
                               =============      ===========       ===========

NOTE 16--RELATED PARTY BALANCES AND TRANSACTIONS

(a) The Company paid consulting and other fees to directors of $109, $98 and $112 for the years ended December 31, 2001, 2002 and 2003, respectively, which are included in selling, general and administrative expenses.

(b) The Company paid legal fees for services rendered and out-of-pocket disbursements to a firm in which a principal is a former director and is the son-in-law of the Company's Chief Executive Officer, of approximately $575, $630 and $403 for the years ended December 31, 2001, 2002 and 2003, respectively. Approximately $90 and $106 was owed to this firm as of December 31, 2002 and 2003, respectively, and is included in other current liabilities.

(c) The Company paid a director, who is a vice president of the Company, president of it's Databit subsidiary, and who is also the son of the Company's Chief Executive Officer, approximately $197, $230 and $273 for the years ending December 31, 2001, 2002 and 2003, respectively.

(d) An asset management firm that is controlled by a former director of the Company provided discretionary asset management services to the Company. The Company paid $13 and $12 for these services for the years ended December 31, 2001 and 2002, respectively. The engagement with the asset management firm was terminated in September 2002.

(e) The Company received $35 and $6 of rent from a company controlled by the Chief Executive Officer for the years ended December 31, 2002 and 2003, respectively.

(f) The chief executive officer of the Company's Israeli subsidiary has a loan from the subsidiary that was acquired in 2001. The loan balance and accrued interest at December 31, 2002 and 2003 was $48 and $52, respectively. The loan has no defined maturity date, is denominated in NIS, is linked to the Index and bears interest at 4%.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(g) The Company's formerly consolidated Comverge subsidiary extended loans of $10 each to both the Company's Chief Executive Officer and Chief Financial Officer. The loans had an initial maturity date of January 3, 2002 and were extended at that time to mature on January 3, 2004. The loans bear interest at 4.25% per annum. The balances of the loan and accrued interest at December 31, 2002 and 2003 were $25 and $26, respectively.

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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following tables represent segmented data for the years ended December 31, 2003, 2002 and 2001:


                                                        SOFTWARE         ENERGY
                                                     CONSULTING AND   INTELLIGENCE          COMPUTER
                                                       DEVELOPMENT     SOLUTIONS(**)        HARDWARE       OTHER(*)          TOTAL
                                                      --------------   -------------        --------       --------        --------
Year ended December 31, 2003:
   Revenues from external customers                       $ 12,156         $  4,700         $ 18,139         $  39         $ 35,034
   Intersegment revenues                                        --              284               20            --              304
   Interest income                                              17                1               --            --               18
   Interest expense                                            288              108              159            --              555
   Depreciation and amortization                               350              158               16            --              524
   Segment gross profit                                      2,581            1,313            3,125            39            7,058
   Segment loss                                               (849)          (3,174)            (199)          (17)          (4,239)
   Minority interests                                          264               --               --            --              264
   Income tax expense (benefit)                                (10)               1                8            --               (1)
   Segment assets                                           11,640               68            4,324            --           16,032
   Expenditures for equity investments                          --            3,444               --            --            3,444
   Expenditures for segment assets                             162               54               15            --              231

Year ended December 31, 2002:
   Revenues from external customers                       $ 14,202         $ 19,023         $ 22,605         $  56         $ 55,886
   Intersegment revenues                                        19            1,125               87            --            1,231
   Interest income                                               8                5               --            --               13
   Interest expense                                            323              201              464            --              988
   Depreciation and amortization                               580              552               17            --            1,149
   Segment gross profit                                      2,674            6,087            4,098            56           12,915
   Segment loss                                             (4,503)          (2,161)              15            (2)          (6,651)
   Minority interests                                          880               --               --            --              880
   Income tax expense (benefit)                                 11                6               11            --               28
   Segment assets                                           12,614            7,872            5,651            --           26,137
   Expenditures for segment assets                             112              407               14            --              533

Year ended December 31, 2001:
   Revenues from external customers                       $ 12,279         $ 13,793         $ 19,794         $  58         $ 45,924
   Intersegment revenues                                       283            1,164              107            --            1,554
   Interest income                                              18                3               --            --               21
   Interest expense                                            154              311               --            --              465
   Depreciation and amortization                               281              706               22            --            1,009
   Segment gross profit                                      2,104            2,652            3,498            58            8,312
   Segment loss                                             (2,052)          (6,447)           1,006          (217)          (7,710)
   Minority interests                                           --               --               --            --               --
   Income tax expense (benefit)                                 57               10               21            --               88
   Segment assets                                           16,297            5,537            2,886            --           24,720
   Expenditures for segment assets                             361              512               20            --              893


   (*) Represents segments below the quantitative thresholds of SFAS No. 131, as follows: in 2003 and 2002, a VAR software operation in Israel and a holding company; and in 2001, a VAR software operation in Israel, a holding company and residual operations from the Company's multimedia software segment.

  (**) Operating results of Comverge (the Energy Intelligence Solutions segment) are no longer consolidated beginning the second quarter of 2003 - see Note 4. Segment loss in 2003 includes the Company's share of Comverge's losses from April 1 to December 31, 2003 of $1,752 (on the Company's preferred stock investment) and other expense of $298, relating to the write-off of a stockholder's note received from Comverge's CEO.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended December 31, 2001, 2002 and 2003:


                                                                                                Year Ended December 31,
                                                                              ------------------------------------------------------
                                                                                   2001               2002                2003
                                                                              --------------      -------------       -------------
Revenues:
  Total revenues for reportable segments                                         $ 45,866             $ 55,830             $ 34,995
  Other operational segment revenues                                                   58                   56                   39
                                                                                 --------             --------             --------
  Total consolidated revenues                                                    $ 45,924             $ 55,886             $ 35,034
                                                                                 ========             ========             ========

Income (loss)
  Total loss for reportable segments                                             $ (7,493)            $ (6,649)            $ (4,222)
  Other operational segment operating loss
                                                                                     (217)                  (2)                 (17)
                                                                                 --------             --------             --------
  Total operating loss                                                             (7,710)              (6,651)              (4,239)
  Net loss of corporate headquarters                                               (2,085)              (1,493)              (2,043)
                                                                                 --------             --------             --------
Consolidated loss                                                                $ (9,795)            $ (8,144)            $ (6,282)
                                                                                 ========             ========             ========



                                                                                                     As of December 31,
                                                                                                  --------------------------
                                                                                                     2002           2003
                                                                                                  -----------    -----------
Assets:
   Total assets for reportable segments                                                              $26,137        $16,032
   Unallocated amounts: Net assets of corporate headquarters *                                         7,210          1,642
                                                                                                  -----------    -----------
   Total consolidated assets                                                                         $33,347        $17,674
                                                                                                  ===========    ===========


  * In 2003 includes cash and cash equivalents of $1,116 as well as restricted cash of $241. In 2002 includes cash and cash equivalents of $897 as well as long-term bank deposits of $5,700.


Other Significant Items                                                      Segment                         Consolidated
                                                                              Totals        Adjustments         Totals
                                                                           -------------  ---------------  -----------------
Year ended December 31, 2003
   Depreciation and amortization                                                $524               $3               $527
   Expenditures for assets                                                       231               --                231
   Interest expense                                                              555              233                788

Year ended December 31, 2002
   Depreciation and amortization                                              $1,149               $6             $1,155
   Expenditures for assets                                                       533                1                534
   Interest expense                                                              988              224              1,212


The reconciling items are all corporate headquarters data, which are not included in the segment information. None of the other adjustments are significant.


                                                                                        Year Ended December 31,
                                                                              --------------------------------------------
                                                                                  2001            2002           2003
                                                                              -------------   -------------  -------------
Revenues based on location of customer:
   United States                                                                   $33,800         $41,622        $21,682
   Israel                                                                           10,382          13,700         13,087
   Far East                                                                            540              51             11
   Other                                                                             1,202             513            254
                                                                                -----------     -----------    -----------
                                                                                   $45,924         $55,886        $35,034
                                                                                ===========     ===========    ===========


                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                     As of December 31,
                                                                                                  --------------------------
                                                                                                     2002           2003
                                                                                                  -----------    -----------
Long-lived assets located in the following countries:
   Israel                                                                                             $1,016           $780
   United States                                                                                         956             34
                                                                                                  -----------    -----------
                                                                                                      $1,972           $814
                                                                                                  ===========    ===========


 (e) Revenues from Major Customers


                                                                         Consolidated Sales
                                                                      Year Ended December  31,
                                                                       ------------------------
 Customer        Segment                             2001                     2002                     2003
 --------        -------                             ----                     ----                     ----
                                                        % of Total                % of Total                 % of Total
                                             Revenues    Revenues      Revenues    Revenues      Revenues     Revenues
                                             --------   ----------     --------   ----------     --------    ----------
    A            Computer hardware            $4,894       10.7        $4,910         8.8         $5,143        14.7
                                              ------       ----         -----         ---         ------        ----


NOTE 18--FINANCIAL INSTRUMENTS

         Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments. Fair values for long-term debt and long-term deposits as of December 31, 2003 and 2002 are estimated based on the current rates offered to the Company for debt and deposits with the similar terms and remaining maturities. The fair value of the Company's long-term debt and long-term deposits are not materially different from their carrying amounts.

                         REPORT OF INDEPENDENT AUDITORS

To Board of Directors and Shareholders of Comverge, Inc.



In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, changes in shareholders' deficit and cash flows present fairly, in all material respects, the financial position of Comverge, Inc. and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP


Atlanta, Georgia
March 29, 2004

COMVERGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003
-------------------------------

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

ASSETS
Current assets
Cash and cash equivalents                                                                     $             4,570
Accounts receivable                                                                                         3,021
Inventory                                                                                                   3,404
Other current assets                                                                                          524
                                                                                              -----------------------
            Total current assets                                                                           11,519

 Property and equipment, net                                                                                2,097
 Goodwill and other intangible assets, net                                                                    993
 Prepaid employee termination benefits                                                                        375
 Other assets                                                                                                  37
                                                                                              -----------------------
            Total assets                                                                      $            15,021
                                                                                              =======================
 LIABILITIES AND SHAREHOLDERS' DEFICIT
 Current liabilities
  Accounts payable                                                                            $             2,793
  Deferred revenue                                                                                            371
  Accrued expenses and other current liabilities                                                              972
                                                                                              -----------------------
            Total current liabilities                                                                       4,136

 Long-term liabilities
  Long-term bank debt                                                                                       1,346
  Liability for employee termination benefits                                                                 644
  Other liabilities                                                                                           172
                                                                                              -----------------------
            Total long-term liabilities                                                                     2,162

 Commitments and Contingencies (Note 8)

 Convertible Preferred Stock
  Series A, $.01 par value per share authorized, 10,394,416 shares; issued and outstanding 8,954,946 shares at December 31, 2003; net of offering costs of
    $217; liquidation preference at December 31, 2003 $27,995                                              18,425

  Series A-2, $.01 par value per share authorized, 541,145 shares; issued and outstanding 35,996 shares at December 31, 2003; liquidation preference at
    December 31, 2003 $150                                                                                    100
                                                                                              -----------------------
                                                                                                           18,525
 Shareholders' Deficit
  Common stock $.01 par value per share
    Authorized 20,009,774 shares; issued and outstanding 5,814,743 shares
      at December 31, 2003                                                                                     58

  Additional paid-in capital                                                                               18,961
  Accumulated deficit                                                                                     (28,821)
                                                                                              -----------------------
            Total shareholders' deficit                                                                    (9,802)
                                                                                              -----------------------
            Total liabilities and shareholders' deficit                                       $            15,021
                                                                                              =======================

              The accompanying notes are an integral part of these
                             financial statements.

COMVERGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003
------------------------------------

(IN THOUSANDS OF DOLLARS)

Revenue
    Product                                                        $     12,592
    Service                                                               3,050
                                                                   ------------
        Total revenue                                                    15,642
                                                                   ------------
Cost of Revenue
    Product                                                               9,763
    Service                                                                 875
                                                                   ------------
        Total cost of revenue                                            10,638
                                                                   ------------
        Gross profit                                                      5,004
General and administrative expenses                                       7,777
Marketing and selling expenses                                            4,177
Depreciation and amortization                                             1,166
Research and development expenses                                           615
                                                                   ------------
        Operating loss                                                   (8,731)
Interest and other expense, net                                             586
                                                                   ------------
Net loss                                                           $     (9,317)
                                                                   ============


              The accompanying notes are an integral part of these
                              financial statements.

COMVERGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' DEFICIT YEAR ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------

(IN THOUSANDS OF DOLLARS)

                                                                                 ADDITIONAL
                                                       NUMBER OF      COMMON       PAID-IN     ACCUMULATED
                                                        SHARES        STOCK        CAPITAL       DEFICIT            TOTAL
                                                      -----------------------------------------------------------------------
 BALANCES, DECEMBER 31, 2002                              4,937   $        49   $     8,587   $      (19,504)     $  (10,868)

 Issuance of Common Stock                                   877             9           501                -             510
 Contribution of debt by affiliated investor                  -             -         9,673                -           9,673
 Executive compensation payable by affiliated investor        -             -           200                -             200
 Net loss                                                     -             -             -           (9,317)         (9,317)
                                                      -------------------------------------------------------     -----------
 BALANCES, DECEMBER 31, 2003                              5,814   $        58   $    18,961   $      (28,821)     $   (9,802)
                                                      ==========  ===========   ===========   ===============     ===========

              The accompanying notes are an integral part of these
                             financial statements.

COMVERGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2003
------------------------------------
(IN THOUSANDS OF DOLLARS)


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                              $          (9,317)
 Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization                                                                                  1,166
   Executive compensation payable by affiliate investor                                                             200
   Write-off of fixed assets                                                                                         62
 Changes in operating assets and liabilities
   Accounts receivable                                                                                              579
   Prepaid expenses and other assets                                                                               (286)
   Inventory                                                                                                     (1,364)
   Accounts payable                                                                                               1,596
   Accrued expenses and other liabilities                                                                           231
                                                                                                      ------------------
        Net cash used in operating activities                                                                    (7,133)
                                                                                                      ------------------
 CASH FLOWS USED IN INVESTING ACTIVITIES
 Acquisition of property and equipment                                                                           (1,485)
 Funding of termination benefits                                                                                    (69)
                                                                                                      ------------------
        Net cash used in investing activities                                                                    (1,554)
                                                                                                      ------------------
 CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
 Proceeds from Series A Preferred Stock issuances net of $217 offering costs                                     18,425
 Proceeds from Series A-1 Preferred Stock issuance                                                                2,000
 Repurchase of Series A-1 Preferred Stock                                                                        (2,000)
 Proceeds from Series A-2 Preferred Stock issuance                                                                  100
 Repayments of long-term debt                                                                                    (8,200)
 Borrowings under credit facility                                                                                 2,822
        Net cash provided by financing activities                                                                13,147
 Net increase in cash and cash equivalents                                                                        4,460
 Cash and cash equivalents at beginning of year                                                                     110
                                                                                                      ------------------
 Cash and cash equivalents at end of year                                                              $          4,570

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
 Cash paid for interest                                                                                $            190
 Affiliated investor contribution of debt to paid-in-capital                                           $          9,673
 Assets/liabilities acquired in acquisition
 Property and Equipment                                                                                $           (472)
 Identified intangible                                                                                 $           (104)
 Other current liabilities                                                                             $             66
 Issuance of shares in respect of acquisition                                                          $            510



         The accompanying notes are an integral part of these financial statements.

COMVERGE, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENT
DECEMBER 31, 2003
  (ALL NOTES IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS
       Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company"), provides energy intelligence systems (including hardware and software products and the installation of such products) to energy suppliers and their residential, commercial and industrial customers. Prior to April 2003, the Company was a wholly-owned subsidiary of Data Systems & Software, Inc. ("DSSI"). In April 2003 and continuing thereafter the Company completed a series of equity financings totalling approximately $18,600 (Note 9). As a result of these transactions, at December 31, 2003, DSSI remained the Company's largest shareholder owning approximately 41 percent of the Company's issued and outstanding voting equity.

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

       FOREIGN CURRENCY TRANSLATIONS
       The currency of the primary economic environment in which the operations of the Company are conducted is the United States dollar ("dollar"). Accordingly, Comverge and its subsidiaries use the dollar as their functional currency. All exchange gains and losses denominated in non-dollar currencies are presented on a net basis in operating expense, in the consolidated statement of operations when they arise. Such foreign currency loss, net, amounted to $15 for the year ended December 31, 2003.

       PRINCIPLES OF CONSOLIDATION AND PRESENTATION
       The consolidated financial statements of the Company include the accounts of its subsidiaries. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated.

       CASH AND CASH EQUIVALENTS
       The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash and demand deposits in banks and short-term investments.

       ALLOWANCE FOR DOUBTFUL ACCOUNTS
       The allowance for doubtful accounts is based on specific identification of accounts considered to be doubtful of collection. As of December 31, 2003, there were no accounts identified as doubtful of collection.

       INVENTORY
       Inventories are stated at the lower of cost or market. Cost is determined for raw materials, spare parts, supplies on the first-in, first-out cost method. For work in process and finished goods, cost is

COMVERGE, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENT
DECEMBER 31, 2003
  (ALL NOTES IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


       determined on the basis of standard costs, adjusted for variances, which approximates the first-in, first out method of cost.

       PROPERTY AND EQUIPMENT
       Property and equipment are presented at cost or fair value at the date of acquisition. Depreciation is calculated based on the straight-line method over the estimated useful lives of the depreciable assets, or in the case of leasehold improvements, the shorter of the lease term or useful life. Improvements are capitalized while repairs and maintenance are expensed as incurred.

       INTANGIBLES
       Goodwill represents the excess of cost over the fair value of the net assets of subsidiaries acquired in purchase transactions. Goodwill is not being amortized in accordance with Statement on Financial Accounting Standards No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS.

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

       REVENUE RECOGNITION
       The Company recognizes revenues when the following criteria have been met: delivery has occurred, the price is fixed and determinable, collection is probable, and persuasive evidence of an arrangement exits.

       Revenue from time-and-materials service contracts and other services are recognized as services are provided. Revenue for maintenance contracts is recognized on a straight-line basis over the life of the contract.

       Revenues from fixed-price service contracts are recognized as services are provided using the percentage-of-completion method as labor costs are incurred, in the proportion that actual costs incurred bear to total estimated costs. Percentage-of-completion estimates are reviewed periodically, and any adjustments required are reflected in the period when such estimates are revised. Losses on contracts, if any, are recognized in the period in which the loss is determined.

       In accordance with Emerging Issues Task Force issue 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS, the Company reports shipping and handling revenues and their associated costs in Revenue and Cost of Revenue, respectively.

       WARRANTY PROVISION
       Comverge generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. As of December 31, 2003 the Company had accrued $152 for estimated product warranty costs, which was included in other current liabilities. The accrued product warranty costs were based primarily on estimated costs to satisfy customer warranty claims. Warranty claims expense for 2003 were $20.


                                                                       Year ended December 31, 2003
Warranty provision at beginning of period                                                       $52

Accruals for warranties issued during the period                                                100

Warranty settlements during the period                                                         (20)

Changes in liability for pre-existing warranties during the period,                              20
including expirations


Warranty provision at the end of period                                                        $152

       ADVERTISING EXPENSES
       Advertising costs are expensed as incurred. Advertising expense amounted to $813 for the year ended December 31, 2003.

COMVERGE, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENT
DECEMBER 31, 2003
  (ALL NOTES IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


       RESEARCH AND DEVELOPMENT EXPENSES
       Research and development costs are expensed as incurred.

       STOCK-BASED COMPENSATION The Company accounts for employee and director stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. In accordance therewith, the Company records compensation expense on fixed stock options and restricted common stock granted to employees and directors at the date of grant if the current market price of the Company's common stock exceeds the exercise price of the options and restricted common stock. Compensation expense on variable stock option grants is estimated until the measurement date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. The Company complies with the disclosure provisions of Statement on Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). As such, the Company provides pro forma net income and pro forma earnings per share disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company's net loss for the year, as reported, was $9,317. Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects, was $52. Based on the fair value method, the Company's pro forma net loss for 2003 was $9,369. The Company's stock-based employee compensation plan is described more fully in Note 10.

       The Company accounts for stock-based compensation issued to consultants on a fair value basis in accordance with SFAS No. 123 and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES.

       INCOME TAXES
       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carry forwards. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that they will not be realized.

       Income taxes associated with the undistributed earnings of a subsidiary are provided for in accordance with Accounting Principals Board Opinion No. 23, when the Company has sufficient evidence that the subsidiary has invested or will invest the undistributed earnings indefinitely. If it is determined that the undistributed earnings of a subsidiary will be remitted in the foreseeable future, all taxes related to the remittance of such undistributed earnings are provided for in the current period as income tax expense.

       IMPAIRMENT OF LONG-LIVED ASSETS
       The Company evaluates the recoverability of its long-lived assets and certain identifiable intangible assets in accordance with SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LING-LIVED ASSETS. SFAS 144 requires recognition of impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. If impairment is indicated, the carrying amount of the asset is written down to fair value. The Company has identified no such impairments.

COMVERGE, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENT
DECEMBER 31, 2003
  (ALL NOTES IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


       SIGNIFICANT RISKS AND UNCERTAINTIES
       The Company's operations are subject to certain risks and uncertainties including, but not limited to; a history of unprofitably and the inability to fund its operations with free cash flow, the continued ability to obtain financing on commercially reasonable terms, operating results that are often volatile and difficult to predict, the ability to develop new products and the market's acceptance of those products, a highly competitive marketplace, the reliance on strategic relationships as distribution channels to market products, the use of technology licensed from third parties, the potential of product defects, the commoditization of products and resulting pricing pressures, lengthy sales cycles of our utility customers, the ability to manage growth, possible disruption in commercial activities due to terrorist activity and armed conflict, delays in product development and related release schedules, the ability to protect intellectual property and the need to retain key personnel. Additionally, the Company has a significant share of a market that, presently, is very small making it difficult to achieve internal growth absent a significant market expansion. Any of these factors could impair our ability to expand our operations or to generate significant revenues and cash flows from those markets in which we operate. As a result of the above and other factors, the Company's financial condition can vary significantly from year-to-year.

       IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
       In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for asset retirement obligations be recognized in the period in which is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are, capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. We adopted the provisions of this statement in 2003 and the effect of adopting this statement did not have any effect on our results of operations, financial position, or cash flows.

       In June 2002, the FASB issues SFAS 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS 146 requires that a liability for costs associated with an exit or disposal activity by recognized and measured initially at fair value only when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to an exit plan, by itself, does not create a present obligation to others that meets our definition of a liability. We adopted the provisions of this statement in 2003 and the effect of adopting this statement did not have any effect on our results of operations, financial position, or cash flows.

       In November 2002, the FASB reached a consensus on Emerging Issues Task Force issue 00-21 ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES (the "Issue"). The guidance in this issue is effective for revenue arrangements entered into fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process AND, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is analyzing the effect the adoption of this standard will have.

COMVERGE, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENT
DECEMBER 31, 2003
  (ALL NOTES IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)



       In November 2002, the FASB issued FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements of Guarantees, including Indirect Guarantees of Indebtedness of Others. This interpretation clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to guarantors accounting for and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation's provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the provisions of this interpretation in 2003 and the effect of adopting these provisions did not have any effect on our financial position, results operations, or cash flows.

       In May 2003, the FASB issued SFAS 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTIC OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. We adopted the provisions of this statement in 2003 and the effect of adopting this statement did not have any effect on our results of operations, financial position, or cash flows.

       In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Under FIN 46, entities are separated into two populations: (1) those for which voting interests are used to determine consolidation (this is the most common) and (2) those for which variable interests are used to determine consolidation. FIN 46 explains how to identify Variable Interest Entities
       (VIEs) and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements.

       Since issuing FIN 46, the FASB has proposed various amendments to the Interpretation and has deferred its effective date. Most recently, in December 2003, the FASB issued a revised version of FIN 46 (FIN 46-R), which also provides for a partial deferral of FIN 46. This partial deferral established the effective date for public entities to apply FIN 46 and FIN 46-R based on the nature of the variable interest entity and the date upon which the public company became involved with the variable interest entity. In general, the deferral provides that (i) for variable interest entities created before February 1, 2003, a public entity must apply FIN 46-R at the end of the first interim or annual period ending after March 15, 2004, and may be required to apply FIN 46 at the end of the first interim or annual period ending after December 15, 2003, if the variable interest entity is a special purpose entity, and (ii) for variable interest entities created after January 31, 2003, a public company must apply FIN 46 at the end of the first interim or annual period ending after December 15, 2003, as previously required, and then apply FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

       The Company currently has no variable interests in any VIE. Accordingly, the Company believes that the adoption of FIN 46 and FIN 46-R will not have a material impact on its financial position, results of operations and cash flows.

2. ACQUISITIONS

       On April 7, 2003, the Company acquired from an unrelated company, Sixth Dimension, Inc. ("6D"), certain property and equipment and technological know-how (software) relating to its iNET software platform in exchange for 877,000 of its common shares (the "Acquisition"). The Acquisition was accounted for using the purchase method of accounting. The Company acquired a business including property and equipment, intellectual property, certain contracts with customers and all of 6D's employees. In consideration of the Company's acquisition, certain 6D investors purchased $3,750 of the Company's Series A Preferred Stock. 6D is an early stage Internet-based software company, whose iNET platform enables a broad range of energy services including: upstream facility metering, monitoring, and control; performance-based operations and proactive maintenance; economic demand response and active load curtailment; aggregated distributed generation; power reliability and quality monitoring; and other real-time capital equipment analysis using a low-cost, robust, software for service delivery. The iNET platform adds to Comverge's product offering, technology for upstream monitoring and control of capital assets, by combining real-time, internet-based, data warehousing capabilities with the analytical and metering capabilities of the Company's PowerCAMP software applications.

COMVERGE, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENT
DECEMBER 31, 2003
  (ALL NOTES IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


       The purchase price of the acquired assets was $510, determined by an independent appraisal of the value of the Company's common shares issued in respect of the Acquisition as of the Acquisition date. As a result of the Acquisition, the Company recorded an intangible asset, the iNET software, of $104. This asset will be amortized on a straight line basis over three years from the Acquisition date.

3. PROPERTY AND EQUIPMENT

       Property and equipment, at December 31, 2003, consisted of the following:

                                                  ESTIMATED
                                                  USEFUL LIFE
                                                  (IN YEARS)
                                                  -------------

       Load control equipment                          10          $        973
       Computer hardware and software                   3                 1,807
       Office furniture and equipment                   5-7               1,657
       Leasehold improvements                     Term of lease             103
                                                                   -------------
                                                                          4,540
       Accumulated depreciation                                           2,443
                                                                   -------------
       Property and equipment, net                                 $      2,097
                                                                   =============

       Depreciation in respect of property and equipment amounted to $831 for and the year ended December 31, 2003.

4. GOODWILL AND INTANGIBLE ASSETS

       As of December 31, 2003 the Company had goodwill balances of $499.

       Intangible assets and accumulated amortization as of December 31, 2003, consisted of the following:

                                                           ESTIMATED
                                                          USEFUL LIFE
                                                           (IN YEARS)
                                                          -----------

       Technological Know-How                                   5          $     1,436
       Acquired Software                                        3                  104
       License                                                  5                  568
       Patents                                                4-14                 287
                                                                           ------------
                                                                                 2,395

       Accumulated amortization                                                  1,901
                                                                           ------------
       Identified intangible assets with finite lives, net                 $       494
                                                                           ============

COMVERGE, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENT
DECEMBER 31, 2003
  (ALL NOTES IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


       The Company uses the straight line method of computing amortization expense. Amortization expense for the year ended December 31, 2003 was $335. Estimated amortization expense for the next five years is as follows:

        (IN THOUSANDS OF DOLLARS)

        2004                                                     $        266
        2005                                                               50
        2006                                                               24
        2007                                                               15
        2008                                                               15

5. LONG-TERM DEBT

       On April 7, 2003, in connection with a private equity financing, the Company entered into a $6,500 credit facility ("New Credit Facility") with a major United States commercial bank. The facility consisted of a three-year term loan ("Term Loan") of $1,500 bearing interest at the prime rate and a $5,000, three year, revolving credit facility ("Revolving Facility") bearing interest between prime+1.5 percent and prime+2.0 percent per annum. Initial borrowings were used to refinance certain debt. The Term Loan was secured by cash collateral in a like amount pledged by DSSI and was repaid by the Company in December 2003. Interest paid on this Term Loan totaled $45 in 2003. The Revolving Facility is secured by virtually all of the assets of the Company including the Company's intellectual property. Borrowings under the Revolving Facility can be requested, from time to time, as formula and/or non-formula advances. The borrowing availability for formula based advances is calculated monthly based upon 80 percent of eligible receivables and eligible inventory limited to the lesser of (i) 25 percent of FMV, (ii) 80 percent of net orderly liquidation value or (iii) $500. Non-formula advances are limited to $700. The ability of the Company to request nonformula advances terminates on October 7, 2004, at which time any non-formula advances, plus accrued interest thereon, must be repaid. At December 31, 2003, the Company had $1,346 outstanding under the Revolving Facility of which $700 represented non-formula advances and $646 represented formula advances. Since the Company had both the ability and intent to refinance the $700 non-formula portion of this debt as of December 31, 2003, it is classified as long-term. In January 2004, the company repaid the non-formula advances and increased formula advances in a like amount. As of December 31, 2003, the Company had unutilized borrowing availability under its Revolving Facility of approximately $2,000. The Revolving Facility terminates on April 6, 2006, at which time the principal amount of all outstanding advances plus accrued interest thereon must be repaid.

6. LIABILITY FOR EMPLOYER TERMINATION BENEFITS

       Under Israeli law and labor agreements, one of the Company's subsidiaries, Comverge Control Systems, is required to make severance and pension payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. The pension plans are multi-employer

COMVERGE, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENT
DECEMBER 31, 2003
  (ALL NOTES IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


       and independent of the Company. Pension and severance costs for 2003 of $217 is included in selling, general and administrative expenses.

7. INCOME TAXES

       The Company has Federal, state, and foreign net operating losses of approximately $17,591, $13,009 and $2,950, respectively, at December 31, 2003. The Federal net operating loss carryforwards begin expiring in 2019 and state net operating loss carryforwards begin expiring in 2006. During year ended December 31, 2003, certain substantial changes in the Company's ownership, as defined in the provisions of the Internal Revenue Code, result in a limitation on the utilization of a significant portion of the Federal and state net operating losses on an annual basis.

       At December 31, 2003, the Company has provided a valuation allowance for the full amount of its net deferred tax asset since realization of any future tax benefit cannot be sufficiently assured.

       A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

                                                                       2003
                                                                     -------
       Federal income tax at statutory federal rate                    34.0%
       State income tax expense                                         6.0%
       Other                                                           (0.4%)
       Valuation Allowance                                            (39.6%)
                                                                     -------
       Effective tax rate                                                 0%
                                                                     =======


       Deferred tax assets (liabilities) consist of the following:

                                                                       2003
                                                                     -------
       Deferred tax assets
          Net operating loss carryforwards                           $ 7,981
          Other                                                          735

       Deferred tax liabilities                                         (185)
                                                                     -------
                                                                       8,531

       Valuation Allowance                                            (8,531)
                                                                     -------

       Net deferred tax assets (liabilities)                         $     0
                                                                     =======

8. COMMITMENTS AND CONTINGENCIES (a)

       Leases of Property and Equipment

       Rental and leasing expenses, for 2003, amounted to $532. Future minimum rental payments and lease payments on non-cancelable operating leases as of December 31, 2003 are as follows:

        (IN THOUSANDS OF DOLLARS)

        YEAR ENDING DECEMBER 31,

                 2004                                                $     535
                 2005                                                      434
                 2006                                                      325
                 2007                                                      174
                 2008                                                      169

       (b) Employee Retirement Savings Plan

       The Company sponsors a tax deferred retirement savings plan that permits eligible U.S. employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. No discretionary contributions were made for the year ended December 31, 2003.

       (c) Royalties

       The Company is committed to pay royalties to the Government of Israel on proceeds from the sale of certain products in which the Government of Israel participated in the research and development by way of grants. Royalties are currently payable at a rate of 4.5 percent of the annual sales of the product. The amount payable as royalties is limited to the amount of the original grant of $595. The net amount due in respect of these grants amounted to approximately $418 at December 31, 2003.

COMVERGE, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENT
DECEMBER 31, 2003
(ALL NOTES IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


9. SHAREHOLDERS' DEFICIT

       CONTRIBUTION OF DSSI DEBT TO PAID-IN-CAPITAL

       In April of 2003, by agreement, and in consideration of the sale of the Company's Series A and A-1 preferred shares and the placement of a New Credit Facility, DSSI and its affiliated companies (other than the Company) contributed accrued management fees and the principal amount of loans, advances and accrued interest thereon in the amount of $9,673 to paid in capital.

       COMMON STOCK

       Holders of the Company's common stock are entitled to dividends if and when declared by the board of directors. The holders of Common Stock, voting as a separate class, are entitled to elect two members of the Board of Directors at each meeting or pursuant to each consent of the Corporation's stockholders for the election of directors, and to remove from office such directors and to fill any vacancy caused by the resignation, death or removal of such directors.

       CONVERTIBLE PREFERRED STOCK

       During 2003, the Company sold to investors (i) 8,954,946 shares of its Series A Convertible Preferred Stock ("Series A Preferred") for $18,663,
       (ii) 721,527 shares of its Series A-1 Convertible Preferred Stock ("Series A-1 Preferred") for $ 2,000 and (iii) 35,996 of its Series A-2 Convertible Preferred Stock ("Series A-2 Preferred") for $100. The Company repurchased its Series A-1 Preferred in 2003, pursuant to a put right of an investor for $2,000 plus accrued dividends of $74 which dividends were recognized as a financial expense in 2003.

       The rights, preferences and privileges attached to the Series A and Series A-2 (Collectively, the "Preferred Stock") are as follows:

       (a) Conversion

       The Preferred Stock is convertible into the Company's common stock initially on a one-for-one basis subject to adjustment for the achievement of certain performance criteria. Conversion is mandatory on
       (i) in the event that the holders of at least a majority of the then-outstanding shares of Series A Preferred consent to such conversion or (ii) upon the closing of a firmly underwritten public offering of shares of Common Stock of the Company at a per share price not less than five times the original per-share purchase price of the Preferred Stock. The holders of Preferred Stock have no mandatory redemption rights.

       (b) Board of Directors

       The holders of Series A Preferred Stock, voting as a separate class, shall be entitled to elect three members of the Board of Directors at each meeting or pursuant to each consent of the Corporation's stockholders for the election of directors, and to remove from office such directors and to fill any vacancy caused by the resignation, death or removal of such directors. After December 31, 2003, the board can be increased by no more than two additional seats based on a majority vote of the then members of the board. The additional two seats shall be filled by outside directors, who shall be selected by a majority of the other members of the Board of Directors, including the affirmative vote of at least two of the directors designated by the holders of Series A Preferred.

COMVERGE, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENT
DECEMBER 31, 2003
(ALL NOTES IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


       (c) Dividends

       In the event the Company declares and pays any dividend on its common stock other than stock or other dividends payable solely in shares of common stock, the Company must also pay to the holders of Preferred Stock the dividends that would have been payable had all of the outstanding Preferred Stock been converted to common stock immediately prior to the record date of the dividend.

       The holders of shares of Preferred Stock, on a PARI PASSU basis and in preference to the holders of any shares of any other class of capital stock of the Company, shall be entitled to receive, when, as and if declared by the Board of Directors, but only out of funds legally available therefor, dividends at the rate of 8 percent per annum based, in each case, on the original Preferred Stock issue price. Dividends are noncumulative.

       (d) Voting

       The Preferred Stock shall vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company.

       (e) Liquidation Preferences

       Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of shares of Series A Preferred Stock shall be entitled to be paid, on a pari passu basis, before any distribution or payment is made upon the Series A-2 Preferred Stock or on the common stock an amount equal to 1.5 times the original Series A issue price per share plus all declared and unpaid dividends. After payment to the holders of Series A Preferred Stock of the full amounts to which they are entitled the holders of Series A-2 Preferred Stock shall be entitled to be paid, before any distribution or payment is made upon the common stock, an amount equal to 1.5 times the original Series A-2 issue price per share plus all declared but unpaid dividends. After the preferential payments have been made in full, any additional remaining assets shall be distributed ratably to the holders of Preferred Stock (on an as-converted basis) and common stock until such holders of Preferred Stock have received, inclusive of their liquidation amount, an amount equal to 5 times their original issue price per share. After payment all preferential amounts, the entire remaining assets of the Company legally available for distribution, if any, shall be distributed ratably among the holders of its common stock.

       Unless otherwise agreed by holders of at least 66 2/3 percent of the then-outstanding shares of Preferred Stock, a liquidation, dissolution or winding up of the Company shall also include (i) the acquisition or sale of the Company unless the Company's stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale hold at least 50 percent of the voting power of the surviving or acquiring entity or (ii) a sale, lease or other conveyance or disposition of all or substantially all of the assets of the Company, including a sale of all or substantially all of the assets of the Company's subsidiaries, if such assets constitute substantially all of the assets of the Company and such subsidiaries taken as a whole.

COMVERGE, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENT
DECEMBER 31, 2003
(ALL NOTES IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


       (f) Anti-dilution Rights

       The conversion prices of Preferred Shares are subject to broad-based weighted average anti-dilution adjustments to reduce dilution in the event that the Company issues additional equity securities (other than Board approved employee incentives, including stock options) at a purchase price less than the then-applicable conversion price of the Series A Preferred. The conversion price is also be subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like.

       (g) Protective Provisions

       For so long as at least 100,000 shares of Series A Preferred remain outstanding, consent of the holders of at least a majority of the Series A Preferred shall be required to (i) alter or change the rights, preferences or privileges of the Series A Preferred, (ii) create (by reclassification or otherwise) any new class or series of shares having rights, preferences or privileges senior to or on a parity with the Series A Preferred, (iii) amend or waive any provision of the Company's Articles of Incorporation or Bylaws, (iv) increase or decrease the authorized number of shares of Common or Preferred Stock, (v) redeem any shares of Common Stock (other than pursuant to equity incentive agreements with service providers giving the Company the right to repurchase shares upon the termination of services), (vi) consummate any merger, other corporate reorganization, sale of control, or any transaction in which all or substantially all of the assets of the Company are sold, (vii) increase or decrease the authorized size of the Company's Board of Directors or the Compensation Committee of the Board of Directors, (viii) pay or declare any dividend on any shares of Common or Preferred Stock, (ix) liquidate or dissolve the Company, (x) increase the number of shares reserved for issuance under the Option Plan, (xi) issue any shares of capital stock of the Company or options to acquire capital stock of the Company under the Option Plan, unless such issuance is approved by the Board of Directors and the Compensation Committee of the Board of Directors, or (xii) authorize or incur any additional indebtedness in excess of $500,000 (other than the revolving Credit Facility), unless such incurrence of indebtedness is approved by the Board of Directors, including at least two of the directors designated by the holders of Series A Preferred.

10. STOCK OPTION PLANS

       The Company's stock option plans provide for the granting to officers, directors and other key employees of options to purchase shares of common stock at not less than 85 percent of the estimated market value of the Company's common stock on the date of grant. The purchase price must be paid in cash. At December 31, 2003, the Company had issued 2,215,830 options under the various plans of which 74,658 options had been exercised by optionees. Options expire between five years and ten years from the date of the grant. The options generally vest over a two to three year period from the date of the grant. At December 31, 2003, 43,481 options were available for grant under the various plans.

COMVERGE, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENT
DECEMBER 31, 2003
(ALL NOTES IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


       A summary status of the Company's option plans as of December 31, 2003, as well as changes during the year then ended, is presented below:

                                                NUMBER OF           WEIGHTED
                                                OPTIONS              AVERAGE
                                               (IN SHARES)     EXERCISE PRICE

        OUTSTANDING AT BEGINNING OF YEAR            943,530           $1.20
        Granted                                   1,278,800           $1.20
        Exercised                                     (219)           $1.20
        Forfeited                                   (6,281)           $1.20
                                                  ---------           -----
        OUTSTANDING AT END OF YEAR                2,215,830           $1.20
                                                  ---------           -----
        Exercisable at end of year                  921,094           $1.16
                                                  =========           =====




                             NUMBER          AVERAGE REMAINING        NUMBER
EXERCISE PRICES            OUTSTANDING       CONTRACTUAL LIFE      EXERCISABLE
----------------------   ----------------   --------------------   -------------
                           (In Shares)          (In Years)         (In Shares)

$0.40                            146,079                   0.75        146,079
$1.20                          1,956,509                   5.42        698,854
$1.31                             64,361                   7.87         42,907
$2.00                             12,192                   1.76          8,795
$4.00                             36,689                   2.25         24,459
                         ----------------                          -------------
                               2,215,830                   5.11        921,094
                         ================                          =============


       The weighted average grant-date fair value of the 1,278,800 options granted during 2003 was zero. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

        Risk-free interest rate                                       5.38%
        Expected life of options, in years                              5.0
        Expected annual volatility                                       0%
        Expected dividend yield                                        None

COMVERGE, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENT
DECEMBER 31, 2003
  (ALL NOTES IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


       During 2002, the Company repriced certain incentive stock options of ten employees. One of these employee's options were repriced, pursuant to his employment agreement, from $4.00 to $1.20 per share. The Company also repriced certain incentive stock options of ten employees (including the aforementioned employee) who held certain anti-dilution options from $1.94 to $1.31 per share. As a result of these repricings, the options are accounted for as variable awards with a compensation charge recognized for periodic changes in the intrinsic value of the option until the award expires, is exercised, or is forfeited. At December 31, 2003, no compensation charge was recognized related to these options since the fair market value of the common stock was below the exercise prices.

11. MAJOR CUSTOMER

       During the year ended December 31, 2003, the Company had one customer which accounted for 18.5 percent of the Company's total revenue. The total accounts receivable from this customer was $172 at December 31, 2003. No other customer accounted for more than 10% of the Company's total revenue.

12. RELATED PARTY TRANSACTIONS AND BALANCES

       An affiliate of DSSI charged the Company's Israeli subsidiary, Comverge Control Systems, $138 in consideration of it providing office space and certain accounting and administrative services which amount is included in general and administrative expense. Also, DSSI paid a cash bonus of $200 to an executive officer of the Company in January 2004 related to performance metrics achieved during 2003. This amount was recognized in the Company's Statement of Operations as compensation expense and included in general and administrative expense. Because the Company had no obligation to reimburse DSSI for such bonus payment, it is classified on the Company's balance sheet as a contribution to paid-in-capital. Additionally, in January of 2003, DSSI granted the Company's Chief Executive Officer a restricted stock grant of 50,000 shares of common stock of DSSI. Also, in 2003, the Company purchased $100 of computers and other equipment from an affiliate of DSSI of which $62 is recorded in property and equipment and $38 is recorded as a general and administrative expense.

       Prior to April 2003, DSSI charged the Company $130 in consideration of certain management fees and interest on advances and loans made by DSSI to the Company and included in selling and administrative services. Such amount was classified on the Company's balance sheet as a liability to DSSI. By agreement, in April 2003, such amount was contributed to the Company's paid in capital. See Note 9. Also by agreement, subsequent to April 2003, no management fees are payable to DSSI.

       The Company extended loans of $10 each to both the Chief Executive Officer and Chief Financial Officer of DSSI. The loans had an initial maturity date of January 3, 2002, and were extended at that time to mature on January 3, 2004. The loans bear interest at 4.25 percent per annum. The balance of the loans and accrued interest at December 31, 2003 were $26.

       The Company has 38,724 stock options issued and outstanding to executive officers of affiliated companies.

COMVERGE, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENT
DECEMBER 31, 2003
(ALL NOTES IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


13. SUBSEQUENT EVENT

       In December 2003, the Company signed an executory agreement with an investor to sell $3,000 of its Series A preferred shares contingent upon the successful completion of a joint development agreement ("Development Agreement") between its subsidiary and the Company. The proceeds of the sale were placed in escrow pending the completion of a Development Agreement. In March of 2004, a Development Agreement was executed between Comverge and the investor's subsidiary and the $3,000 of proceeds were released to the Company completing the sale of its Series A preferred shares.