Form 10-K/A
period 2003-12-31
DATA SYSTEMS & SOFTWARE INC
filed 2004-04-29
CIK 880984

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 1 ON FORM 10-K/A
                          TO ANNUAL REPORT ON FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                         COMMISSION FILE NUMBER: 0-19771

                          DATA SYSTEMS & SOFTWARE INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

               DELAWARE                                       22-2786081
    (State or other jurisdiction of )                     (I.R.S. Employer
      incorporation or organization                       Identification No.)

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

          Number of shares outstanding of the registrant's common stock, as of March 29, 2004: 7,902,025.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                          DATA SYSTEMS & SOFTWARE INC.
                         AMENDMENT NO. 1 ON FORM 10-K/A
                          TO ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................................1

ITEM 11.  EXECUTIVE AND DIRECTOR COMPENSATION.....................................................................3

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..........7

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................9

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.................................................................10

                  SIGNATURES.....................................................................................11

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND KEY MANAGERS

         Set forth below is certain information concerning our directors, executive officers and key managers:


NAME                                  AGE         POSITION
----                                  ---         --------

George Morgenstern                    70          Director,   Chairman  of  the  Board,  President  and  Chief
                                                  Executive  Officer;  Chairman  of  the  Board  of  our  dsIT
                                                  Technologies  Ltd.  subsidiary  (formerly  Decision  Systems
                                                  Israel Ltd.) ("dsIT"); and director of Comverge, Inc. ("Comverge")

Avi Kerbs                             56          Director

Elihu Levine                          71          Director

Shane Yurman                          56          Director

Shlomie Morgenstern                   41          Vice President-Operations

Jacob Neuwirth                        57          Chief Executive Officer and President of dsIT

Yacov Kaufman                         46          Vice President and Chief Financial Officer; and Vice President
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

          ELIHU LEVINE has been one of our directors since April 2003. From 1992 to his retirement in January 1997, Mr. Levine was an officer and employed in various executive capacities by International Data Operations, Inc., one of our subsidiaries. Mr. Levine also served as a director of Tower Semiconductor Ltd. from March 1997 to January 2000.

         SHANE YURMAN has been one of our directors since April 2003. Mr. Yurman, a certified public accountant, has been engaged in public accounting since 1971. Mr. Yurman is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants where he previously served as a member of the Auditing Standards and Procedures Committee.

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

AUDIT COMMITTEE

         We have an Audit Committee that was established by our Board of Directors for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements by our independent auditors.
The members of the Audit Committee are Messrs. Yurman (Chairman), Kerbs and Levine. Each of the members of the Audit Committee meets the independence and experience requirements of Marketplace Rule 4350(d)(2) of the NASDAQ Stock Market, Inc.

AUDIT COMMITTEE FINANCIAL EXPERT

         Our Board has determined that Mr. Shane Yurman, the Chairman of our Audit Committee, is an "audit committee financial expert" as defined in Item 401 of Regulation S-K. Mr. Yurman is independent in accordance with SEC and Nasdaq listing standards applicable to our company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of such forms received by us or written representations from certain reporting persons, except as described below we believe that during 2003 all applicable filing requirements were complied with by its executive officers and directors.

         Mr. Kerbs failed to timely file one Form 4 covering the acquisition of 7,500 stock options granted by the Company to Mr. Kerbs pursuant to an annual formula grant in December 2003.

CODE OF ETHICS

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions. Our code of ethics has previously been filed as an exhibit to this Annual Report.

ITEM 11.  EXECUTIVE AND DIRECTOR COMPENSATION

EXECUTIVE COMPENSATION

       The following table sets forth for the periods indicated information concerning the compensation of our Chief Executive Officer and the four other officers who received in excess of $100,000 in salary and bonus during 2003 (the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                        Long Term                   All Other
                                                    Annual Compensation           Compensation Awards            Compensation ($)
                                                    -------------------           -------------------            ----------------
                                                                                               Securities
Name and                                                                   Restricted Stock    Underlying
Principal Position                 Year         Salary ($)     Bonus ($)      Awards ($)        Options (#)
------------------                 ----        ----------     ---------      ----------        -----------

George Morgenstern                 2003           464,250           --                             --              177,825(1)
Chief Executive Officer            2002           465,700           --           --                --              182,860
                                   2001           446,351        150,000         --                --              187,721


Yacov Kaufman                      2003           182,942           --           --                --               49,901(2)
Chief Financial Officer            2002           170,294           --           --                --               37,899
                                   2001           158,403         50,000         --                --               48,400

Shlomie Morgenstern                2003           210,800         50,000         --                --               14,045(3)
Vice President                     2002           204,345         15,000         --                --                7,440
                                   2001           193,500           --           --                --                 --

Jacob Neuwirth                     2003           154,963         83,694         --                --               44,290(2)
Chief Executive Officer            2002           174,512           --           --                --               39,788
and President of dsIT              2001              --             --           --                --                 --

-------------
(1) Consists of (i) $118,560 in contributions to a non-qualified retirement fund, (ii) $28,000 in life insurance premiums, (iii) $18,200 paid for accrued vacation, (iv) $5,000 in director's fees and (v) $8,065 imputed value of automobile fringe benefits.

(2) Represents primarily contributions to severance and pension funds and automobile fringe benefits. Contributions to severance and pension funds are made on substantially the same basis as those made on behalf of Israeli executives.

(3) Consists of $12,115 paid for accrued vacation and $1,930 imputed value of automobile fringe benefits.

                            OPTION/SAR GRANTS IN 2003

      We did not grant any stock options or stock appreciation rights (SARs) in 2003 to any of the named executive officers.

                       AGGREGATED OPTION EXERCISES IN 2003
                     AND FISCAL YEAR END STOCK OPTION VALUES

                            Number of
                             Shares                  Number of Securities Underlying
                            Acquired                        Unexercised Options               Value of Unexercised
                              Upon         Value              At Year End (#)             In-the-money Options ($) (1)
                            Exercise     Realized            -----------------            ----------------------------
           Name                (#)          ($)          Exercisable      Unexercisable    Exercisable   Unexercisable
           ----             ---------    --------        -----------      -------------    -----------   -------------

George Morgenstern              --           --            497,250              --             --              --

Yacov Kaufman                   --           --            205,000              --           112,550           --

Shlomie Morgenstern             --           --            55,000               --           18,525            --

-------------

(1) Based on the closing price for our common stock on December 31, 2003 of $3.43 per share.

COMPENSATION OF DIRECTORS

         Each of our directors is generally paid $1,000 for each Board or committee meeting which he or she attends (except if a committee meeting is held on the same day as a Board meeting) and is reimbursed for associated out-of-pocket expenses. Mr. Kerbs and Mr. Levine are each paid $6,000 per annum plus meeting fees in connection with their service on the Board and Audit Committee. Mr. Yurman is paid $20,000 per annum plus meeting fees for his service on the Board and as Chairman of the Audit Committee. In 2003, Mr. Kerbs was paid a total of $11,000, Mr. Yurman was paid a total of $21,333, Mr. Levine was paid a total of $6,000, and Mr. Morgenstern was paid a total of $5,000 in connection with their respective service on the Board and/or Audit Committee.

         Our 1994 Stock Option Plan for Outside Directors provides for awards of non-qualified options to our directors who are not one of our employees or any of our affiliates and who meet certain other eligibility criteria. Pursuant to the plan, (i) upon first election or appointment to the Board of Directors, each newly elected or appointed eligible director is granted an option to purchase
7,500 shares of our common stock and (ii) immediately following each of our Annual Meeting of Stockholders, each eligible director will generally be granted an option to purchase 7,500 shares of our common stock. Options granted under the plan have an exercise price per share equal to the fair market value of our common stock on the date of issuance and are exercisable beginning on the first anniversary of the date of the grant until the earliest of (i) ten years from the date of grant, (ii) one year from the date on which an optionee ceases to be an eligible director and (iii) 90 days after the date on which the optionee ceases to be a director. The maximum number of shares of our common stock in respect of which awards may be granted under the plan is 400,000, of which 40,000 non-expired options are outstanding to date.

         In addition to the directors' fees described above, at the last Annual Meeting of Stockholders, Mr. Kerbs was granted options to purchase 7,500 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant (i.e., $2.74 per share). Finally, in April 2003, Mr. Yurman and Mr. Levine were each granted options to purchase 7,500 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant (i.e., $1.90 and $2.02 per share, respectively). These options were granted pursuant to our 1994 Stock Option Plan for Outside Directors described above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         All  matters  related  to  the  compensation  of  executive   officers,
including the Chief Executive Officer, are acted upon by the full Board of Directors.

         The following person served both as a member of our Board of Directors and as an officer or employee in 2003: George Morgenstern (Chairman of the Board, President and Chief Executive Officer). During 2003, no member of the Board of Directors who was also one of our officers participated in any deliberations of the Board of Directors or any committee thereof relating to his own compensation or to the compensation of any person to whom he is related. Except as described above, each member of the Board of Directors participated in 2003 in deliberations of the Board of Directors concerning executive officer compensation. During 2003, George Morgenstern engaged in transactions with us in which he was deemed to have an interest. For further information, see "Certain Relationships and Related Transactions" below.

EMPLOYMENT ARRANGEMENTS

         George Morgenstern serves as our Chairman of the Board, President and Chief Executive Officer pursuant to an employment agreement that commenced on January 1, 1997, was amended in March 2002 to extend through December 31, 2003, and provides for a period of consultancy thereafter as set forth below (the "Employment Agreement"). Through December 31, 2003, the Employment Agreement provided for a base salary of $420,000 per annum (which was $470,000 due to cost of living adjustments as of December 31, 2003), subject to annual review by the Board and an annual cost of living adjustment, plus contributions to a nonqualified retirement fund equal to 25% of his base salary. Mr. Morgenstern's compensation pursuant to the Employment Agreement also includes the use of two company automobiles, premium payments on a life insurance policy owned by Mr. Morgenstern and other fringe benefits.

         Pursuant to the terms of the Employment Agreement, on December 31, 2003, Mr. Morgenstern elected to terminate his employment with us and thereafter to continue to serve us as a consultant for a period (the "Consulting Period") ending on December 31, 2010. At the request of the Board, Mr. Morgenstern has continued on as our Chairman of the Board, President and Chief Executive
Officer. During the Consulting Period, Mr. Morgenstern receives an annual consulting fee plus contributions to a nonqualified retirement fund and fringe benefits on the same basis as during the term of his employment as described above. Mr. Morgenstern's annual consulting fee during the Consulting Period is equal to 50% of his annual salary in effect immediately prior to the Consulting Period through the end of the fourth full calendar year of the Consulting Period, and 25% of such annual salary for the remainder of the Consulting Period (subject in all cases to an annual cost of living adjustment).

         Under the terms of the Employment Agreement, the Company agrees to take appropriate action to fund the payment of all consulting fees to become payable to Mr. Morgenstern throughout the entire Consulting Period, by purchase of an annuity from a reputable insurance company, deposit of funds or U.S. Treasury Securities having maturities of less than one year in a bank acceptable to Mr. Morgenstern, or other arrangements acceptable to Mr. Morgenstern. In March 2004, Mr. Morgenstern agreed to waive this obligation, except in the event of (i) his death or disability, (ii) the Company entering into a definitive agreement(s) concerning a transaction or series of transactions, the consummation of which will result in the receipt by the Company of gross proceeds equal to or in excess of $1 million or (iii) his termination as Chief Executive Officer of the Company for any reason other than his voluntary resignation. Upon the occurrence of any of these events, the Company would be obligated to fund all consulting fees as provided in the Employment Agreement. During the term of the Employment Agreement (including any Consulting Period), Mr. Morgenstern may not engage in a business that is in substantial and direct competition with our business or the business of any of our subsidiaries.

         Yacov Kaufman serves as Vice President and Chief Financial Officer of the Company and as Executive Vice President and Chief Financial Officer of dsIT pursuant to an employment agreement entered into with the Company on January 1, 1999, and amended in June 2002. The amendment to Mr. Kaufman's employment agreement provides for an increase in Mr. Kaufman's salary to $200,000 retroactive to January 1, 2002.

         We make certain payments to fund in part our future severance obligations to Mr. Kaufman. If Mr. Kaufman's employment is voluntarily terminated or is terminated by us for reasons other than for cause, we must pay him an amount equal to 150% of his last month's salary multiplied by the number of years (including partial years) that Mr. Kaufman worked for us. This severance obligation, which is customary for executives of Israeli companies, would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to Mr. Kaufman's employment agreement. In addition, the agreement with Mr. Kaufman provides for an additional payment equal to six times his last month's total compensation, payable at the end of his employment with us, unless he is terminated by us for cause. As of December 31, 2003, the unfunded portion of these payments was $57,000.

         The stock option agreements with our executive officers generally provide for accelerated vesting in the event we have a change in control.

         Jacob Neuwirth serves as President and Chief Executive Officer of dsIT pursuant to an employment agreement that commenced on December 16, 2001. Mr. Neuwirth's employment agreement provides for a base salary which is denominated in linked NIS equivalent to $165,000 per annum, linked to the Israeli Consumer Price Index ("Index"). In addition, the agreement with Mr. Neuwirth provides for six months advance notice of termination of employment by either side, and an additional payment equal to six times his last month's total compensation, payable upon any termination of his employment. As of December 31, 2003, the unfunded portion of these payments was $115,000.

         Under his employment agreement, Mr. Neuwirth is entitled to a loan of up to $100,000 from dsIT. As of December 31, 2003 the loan, which is denominated in linked NIS, bears interest at 4% and has no fixed maturity date, had an outstanding balance of $54,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table and the notes thereto set forth information, as of April 26, 2004 (except as otherwise noted), concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of our common stock by (i) each of our directors, (ii) each of the "named executive officers,"
(iii) all of our executive officers and directors as a group, and (iv) each holder of 5% or more of our outstanding common stock:

                                                           Number of Shares of            Percentage of
                Name and Address of                            Common Stock                Common Stock
              Beneficial Owner(1)(2)                      Beneficially Owned(2)           Outstanding(2)
              ----------------------                      ---------------------           --------------
          George Morgenstern                                    464,637(3)                    5.6%
          Howard A. Gutzmer                                     676,291(4)                    8.6%
              5550 Oberlin Drive
              San Diego, CA  92121

          Dimensional Fund Advisors Inc.                        403,600(5)                    5.1%
              1299 Ocean Avenue
              Santa Monica, CA 90401

          Laurus Master Fund, Ltd.                              315,000(6)                    3.8%
              c/o Ironshore Corporate Services Ltd.
              P.O. Box 1234 G.T
              Queensgate House
              South Church Street
              Grand Cayman, Cayman Islands

          Avi Kerbs                                               7,500(7)                     *
          Elihu Levine                                           78,470(8)                    1.0%
          Shane Yurman                                            7,500(7)                     *
          Shlomie Morgenstern                                    56,000(9)                     *
          Yacov Kaufman                                         205,000(7)                    2.5%
          Jacob Neuwirth                                         57,870                        *
          All executive officers and directors of the
          Company as a group (7 people)                         876,977                      10.2%

-----------------

*     Denotes  less than 1% of the  issued and  outstanding  common  stock.

(1)   Unless otherwise indicated, business address is in care of the Company.

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. Percentage information is based on the number of shares outstanding as of April 20, 2004.

(3) Consists of (i) 61,854 shares held by Mr. Morgenstern, including 20,000 shares received by Mr. Morgenstern pursuant to a restricted stock grant which are not yet fully vested, (ii) 380,583 currently exercisable options held by Mr. Morgenstern, and (iii) 22,200 shares owned by Mr. Morgenstern's wife.

(4)  As of  December  31,  2003,  based on  information  in  Amendment  No. 2 to
     Schedule 13G filed on January 27, 2003. Consists of (i) 60,340 shares owned by Mr. Gutzmer (including shares held in his IRA); (ii) 508,125 shares owned by the Gutzmer Family Trust, of which Mr. Gutzmer is a co-trustee;
     (iv) 64,950 shares held in an IRA of Mr. Gutzmer's wife; (v) 37,576 shares owned by a corporation of which Mr. Gutzmer is an executive officer, director and principal shareholder; and (vi) 5,300 shares owned by a limited partnership, the corporate general partner of which Mr. Gutzmer is the sole director.

(5) As of December 31, 2003, based on information in an amendment to Schedule 13G filed on February 6, 2004. The securities are owned by four investment company funds to which Dimensional Fund Advisors Inc. ("Dimensional") furnishes investment advice and/or serves as investment manager. In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities. Dimensional disclaims beneficial ownership of these securities.

(6) As of April 21, 2004, based on information known to us. Consists of a (i) three-year warrant issued in June 2002 exercisable to purchase 125,000 shares of our common stock at an exercise price of $4.20 per share and (ii) five-year warrant issued in December 2002 exercisable to purchase 190,000 shares of our common stock of which 30,000 shares are exercisable at $2.00 per share, 60,000 shares are exercisable at $2.34 per share and 100,000 shares are exercisable at $3.34 per share. Laurus has contractually agreed to restrict its ability to exercise its warrants if such exercise would result in Laurus and its affiliates beneficially owning more than 4.99% of the then issued and outstanding shares of common stock.

(7)  Consists of currently exercisable options.

(8) Consists of (i) 40,000 shares owned by Mr. Levine and his wife in a joint account, (ii) 1,180 shares held in an IRA of Mr. Levine, (iii) 8,000 shares owned by Mr. Levine's wife, (iv) 1,790 shares held in an IRA of Mr. Levine's wife and (v) 27,500 currently exercisable options held by Mr. Levine.

(9)  Consists of 1,000 shares and 55,000 currently exercisable options.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                        Number of securities
                                                                                       remaining available for
                                                                                        future issuance under
                                    Number of securities to      Weighted-average        equity compensation
                                    be issued upon exercise     exercise price of         plans (excluding
                                    of outstanding options,    outstanding options,    securities reflected in
                                      warrants and rights      warrants and rights           column (a))
                                      -------------------      -------------------           -----------

              Plan category                   (a)                      (b)                       (c)
        --------------------------------------------------------------------------------------------------------
        Equity compensation plans
        approved by security
        holders                             817,750                   $5.32                   2,421,325
        Equity compensation plans
        not approved by security
        holders                             488,301                   $4.00                    929,616
                                   --------------------------                         --------------------------
                  TOTAL                    1,308,051                  $4.83                   3,350,941
                                   --------------------------                         --------------------------

         Our equity compensation plan that has not been approved by our stockholders is the 1995 Stock Option Plan for Nonmanagement Employees, which we adopted in April 1995. The 1995 Plan provides for the awarding of options to purchase our common stock to certain of our employees and officers (other than executive officers and directors) and others who render services to us. The maximum number of shares of common stock that can be issued under the 1995 Plan is 1,417,917. As of December 31, 2003, 456,401 options had been awarded under this plan. No shares may be awarded under the 1995 plan after April 18, 2005. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board (or by a committee appointed by the Board). The 1995 Plan also provides that our Chief Executive Officer may award up to 75,000 options and act as the committee with respect to those options to determine the exercise price, the exercise period and other terms and conditions of options he grants. As of December 31, 2003, our Chief Executive Officer has granted a total of 48,000 options under the 1995 Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 2003, we paid approximately $403,000 for legal services rendered and reimbursement of out-of-pocket expenses to Ehrenreich Eilenberg & Krause LLP, a law firm in which Sheldon Krause, a former director and our Secretary, is a member. Such fees related to services rendered by Mr. Krause and other members and employees of his firm, as well as certain special and local counsel retained and supervised by his firm who performed services on our behalf. Mr. Krause is the son-in-law of George Morgenstern, our Chairman, President and Chief Executive Officer.

         As reported on the Summary Compensation Table above, Shlomie Morgenstern, the son of George Morgenstern, our Chairman, President and Chief Executive Officer, received compensation during 2003 in connection with his position as Vice President-Operations.

         In July 2001, we entered in an arrangement with a corporation wholly-owned by George Morgenstern, our Chairman, President and Chief Executive Officer, for use by such corporation of approximately 400 of the approximately 4,650 square feet leased by us in New York City. Based on our lease for our New York City premises, the pro rata full rental cost (including electricity) of the portion of the premises utilized by the corporation was approximately $1,450 per month. In October 2002, we entered into a written agreement for the corporation's use of its portion of the premises. The agreement provided for the payment to us of $2,000 per month and was terminable by either party on 60 days written notice to the other. Upon notice provided to us in February 2003, the corporation vacated the space in April 2003. During 2003 we received $6,000 of rent from this corporation.

         In January 2000, Comverge extended loans of $9,925 each evidenced by a promissory note to both our Chief Executive Officer and Chief Financial Officer to finance the purchase of Comverge common stock. The loans had an initial maturity date of January 3, 2002 and were extended at that time to mature on January 3, 2004. The loans bear interest at 4.25% per annum, payable at maturity. In April 2004, the Board approved a bonus to each of the Chief Executive Officer and Chief Financial Officer in the amount of $13,000. In April 2004, the loans were paid off in full by the Chief Executive Officer and Chief Financial Officer.

         dsIT's Chief Executive Officer has a loan outstanding from dsIT that originated in 2001. The loan balance and accrued interest at December 31, 2003 was $54,000. The loan has no defined maturity date, is denominated in NIS, is linked to the Index and bears interest at 4%.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

ACCOUNTING FEES

         Aggregate fees billed by our principal accountant during the last two fiscal years are as follows:

                                             2002             2003
                                         -------------    -------------
       Audit Fees                            $143,000         $146,000
       Audit- Related Fees                     60,000           58,000
       Tax Fees                                 7,000            7,000
       Other Fees                                  --               --
                                         -------------    -------------
       Total                                 $210,000         $211,000
                                         =============    =============

         AUDIT FEES for the years ended December 31, 2003 and 2002 were for professional services rendered for the audits of the consolidated financial statements of the Company, statutory and subsidiary audits, assistance with review of documents filed with the SEC, consents, and other assistance required to be performed by our independent accountants.

         AUDIT RELATED FEES for the years ended December 31, 2003 and 2002 were for assurance and related services, internal control reviews and attestation services.

         TAX FEES for the years ended December 31, 2003 and 2002 were for services related to tax compliance, tax planning and tax advice for our dsIT subsidiary.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

         The Audit Committee's current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee was in compliance with the requirements of the Sarbanes-Oxley Act of 2002 regarding the pre-approval of all audit and non-audit services and fees by the mandated effective date of May 6, 2003.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on April 29, 2004.

                                        DATA SYSTEMS & SOFTWARE INC.

                                        By: /S/ GEORGE MORGENSTERN
                                           -----------------------------------
                                           George Morgenstern,
                                           Chief Executive Officer and President