Form 10-Q
period 2004-03-31
DATA SYSTEMS & SOFTWARE INC
filed 2004-05-12
CIK 880984

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004 COMMISSION FILE NUMBER 0-19771
         --------------------------------------------------------------


                          DATA SYSTEMS & SOFTWARE INC.
               (Exact name of registrant as specified in charter)
                    ----------------------------------------

                   DELAWARE                                     22-2786081
        (State or other jurisdiction of                       (I.R.S. employer
        incorporation or organization)                      identification no.)

       200 ROUTE 17, MAHWAH, NEW JERSEY                            07430
   (Address of principal executive offices)                      (Zip code)

                                 (201) 529-2026
               Registrant's telephone number, including area code
                            -------------------------

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

      |_| Yes                                                        |X| No

      Number of shares outstanding of the registrant's common stock, as of
                            May 12, 2004: 7,921,691
================================================================================

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

        Item 1. Unaudited Consolidated Financial Statements

           Consolidated Balance Sheets
                  as of December 31, 2003 and March 31, 2004..................................................     1

           Consolidated Statements of Operations and Comprehensive Loss
                  for the three month periods ended March 31, 2003 and 2004...................................     2

           Consolidated Statement of Changes in Shareholders' Equity
                  for the three month period ended  March 31, 2004............................................     3

           Consolidated Statements of Cash Flows
                  for the three month periods ended March 31, 2003 and 2004...................................     4

           Notes to Consolidated Financial Statements.........................................................     5

        Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................................................     9

        Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................................    13

                   Controls and Procedures....................................................................    13

PART II. OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K............................................................    14

SIGNATURES        ............................................................................................    15

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

                                      DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                      (in thousands, except share and per share data)


                                                                                                             AS OF
                                                                                     AS OF DECEMBER        MARCH 31,
                                      ASSETS                                            31, 2003              2004
                                                                                     ----------------    ---------------
Current assets:                                                                                            (unaudited)
     Cash and cash equivalents ....................................................     $      1,213      $      1,101
     Restricted cash ..............................................................              241               241
     Accounts receivable, net .....................................................            7,053             6,013
     Inventory ....................................................................               88                42
     Other current assets .........................................................              661               655
                                                                                        ------------      ------------
         Total current assets .....................................................            9,256             8,052
                                                                                        ------------      ------------

Investment in Comverge, net .......................................................               68                --
Property and equipment, net .......................................................              814               727
Other assets ......................................................................              613               661
Funds in respect of employee termination benefits .................................            2,379             2,497
Goodwill ..........................................................................            4,430             4,269
Other intangible assets, net ......................................................              114               101
                                                                                        ------------      ------------
         Total assets .............................................................     $     17,674      $     16,307
                                                                                        ============      ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Short-term bank credit and current maturities of long-term debt ..............     $      1,517      $      1,533
     Trade accounts payable .......................................................            2,586             1,902
     Accrued payroll, payroll taxes and social benefits ...........................            1,451             1,405
     Other current liabilities ....................................................            2,973             2,833
                                                                                        ------------      ------------
         Total current liabilities ................................................            8,527             7,673
                                                                                        ------------      ------------

Investment in Comverge, net .......................................................               --               285
                                                                                        ------------      ------------
Long-term liabilities:

     Long-term debt ...............................................................              632               451
     Other liabilities ............................................................              227               215
     Liability for employee termination benefits ..................................            3,721             3,857
                                                                                        ------------      ------------
            Total long-term liabilities ...........................................            4,580             4,523
                                                                                        ------------      ------------
Minority interests ................................................................            1,367             1,382
                                                                                        ------------      ------------
Shareholders' equity:

     Common stock - $0.01 par value per share:

         Authorized - 20,000,000 shares;
         Issued - 8,740,729 and 8,742,395 shares as of
            December 31, 2003 and March 31, 2004, respectively ....................               87                87
     Additional paid-in capital ...................................................           39,595            39,547
     Warrants .....................................................................              461               461
     Accumulated deficit ..........................................................          (33,069)          (33,664)
Treasury stock, at cost - 838,704 and 820,704 shares at December 31, 2003 and March
         31, 2004, respectively ...................................................           (3,874)           (3,791)
     Accumulated  other comprehensive loss ........................................               --              (196)
                                                                                        ------------      ------------
         Total shareholders' equity ...............................................            3,200             2,444
                                                                                        ------------      ------------
         Total liabilities and shareholders' equity ...............................     $     17,674      $     16,307
                                                                                        ============      ============


      The accompanying notes are an integral part of these consolidated financial statements.

                                 DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
                                 (in thousands, except net loss per share data)


                                                                             THREE MONTHS ENDED MARCH 31,
                                                                             ----------------------------
                                                                                 2003             2004
                                                                             -----------      -----------
Sales:

     Products ..........................................................     $     8,976      $     4,033
     Services ..........................................................           2,881            2,460
     Projects ..........................................................           1,101              762
                                                                             -----------      -----------
           Total sales .................................................          12,868            7,255
                                                                             -----------      -----------
Cost of sales:

     Products ..........................................................           7,300            3,365
     Services ..........................................................           1,781            1,695
     Projects ..........................................................             718              645
                                                                             -----------      -----------
           Total cost of sales .........................................           9,799            5,705
                                                                             -----------      -----------
     Gross profit ......................................................           3,069            1,550
                                                                             -----------      -----------

Operating expenses:



   Research and development expenses ...................................             153               --
   Selling, general and administrative expenses ........................           4,302            1,830
                                                                             -----------      -----------
           Total operating expenses ....................................           4,455            1,830
                                                                             -----------      -----------
Operating loss .........................................................          (1,386)            (280)
Interest income ........................................................              22                2
Interest expense .......................................................            (354)             (57)
Other income (loss), net ...............................................             (14)             101
                                                                             -----------      -----------
     Loss before taxes on income .......................................          (1,732)            (234)
Taxes on income ........................................................             (12)               7
                                                                             -----------      -----------
Loss from operations of the Company and its consolidated subsidiaries ..          (1,744)            (227)
Share in losses of Comverge ............................................              --             (353)
Minority interests .....................................................             (17)             (15)
                                                                             -----------      -----------
     Net loss ..........................................................     $    (1,761)     $      (595)
                                                                             ===========      ===========

Other comprehensive loss, net of tax:

Differences from translation of financial statements of subsidiaries ...              --             (196)
       Comprehensive loss ..............................................     $    (1,761)     $      (791)
                                                                             ===========      ===========


Basic and diluted loss per share:

     Net loss per share - basic and diluted ............................     $     (0.24)     $     (0.08)
                                                                             ===========      ===========
       Weighted average number of shares outstanding - basic and diluted           7,345            7,920
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

                                         DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
                                                         (in thousands)

                                                                                                           Accumulated
                                                       Additional                                            other
                                 Number of    Common     Paid-In                Accumulated   Treasury    comprehensive
                                  Shares      Stock      Capital     Warrants     Deficit      Stock         loss            Total
                                ----------- ----------- ----------- ----------------------- ----------- ----------------- ---------

Balances as of
   December 31, 2003                 8,741       $  87    $39,595       $ 461    $(33,069)    $(3,874)             $   -   $3,200

Exercise of options                      1           *       (48)           -            -          83                 -       35

Net loss                                 -           -          -           -        (595)           -                 -     (595)

Differences from translation
  of financial statements of
  subsidiaries                           -           -          -           -            -           -             (196)    (196)
                                ----------- ----------- ----------- ----------------------- ----------- ----------------- ---------

Balances as of

   March 31, 2004                    8,742  $       87    $39,547   $     461    $(33,664)    $(3,791)           $ (196)   $2,444
                                =========== =========== =========== ======================= =========== ================= =========


* Less than $1

      The accompanying notes are an integral part of these consolidated financial statements.

                                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                             (dollars in thousands)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                  -------------------------------------
                                                                                       2003                  2004
                                                                                  ---------------        --------------
 Cash flows used in operating activities:

    Net loss.................................................................           $(1,761)                $(595)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
        Depreciation and amortization........................................                262                    62
           Minority interests................................................                 17                    15
           Share in losses of Comverge.......................................                 --                   353
           Change in allowance for doubtful accounts.........................                 29                   (1)
           Deferred taxes....................................................                 --                    24
        Increase (decrease) in liability for employee termination benefits...               (23)                   136
        Loss (gain) on disposition of property and equipment.................                  1                   (5)
           Stock and stock option compensation...............................                 52                    --
           Accretion of discount on convertible note and amortization
               of related costs and warrants.................................                169                    --
           Other.............................................................                  3                  (40)
        Change in operating assets and liabilities:

          Decrease in accounts receivable and other current and                            2,705
                    non-current assets.......................................                                      972
          Decrease in inventory..............................................                267                    46
          Decrease in accounts payable and other liabilities.................            (1,539)                 (879)
                                                                                  ---------------        --------------
          Net cash provided by operating activities..........................                182                    88
                                                                                  ---------------        --------------
 Cash flows provided by (used in) investing activities:

      Withdrawal of long-term deposit........................................              3,200                    --
       Amounts funded for employee termination benefits......................              (117)                 (106)
       Utilization of employee termination benefits..........................                102                  (12)
      Acquisitions of property and equipment.................................               (94)                  (22)
      Proceeds from sale of property and equipment...........................                 14                    30
                                                                                  ---------------        --------------
          Net cash provided by (used in) investing activities................              3,105                 (110)
                                                                                  ---------------        --------------
 Cash flows used in financing activities:

      Short-term debt borrowings (repayments), net...........................              (232)                    39
      Repayments of long-term debt...........................................            (3,258)                 (164)
      Exercise of options....................................................                 --                    35
      Purchase of treasury stock.............................................                (2)                    --
                                                                                  ---------------        --------------
          Net cash used in financing activities..............................            (3,492)                  (90)
                                                                                  ---------------        --------------
 Net decrease in cash and cash equivalents..................................               (205)                 (112)
 Cash and cash equivalents at beginning of period...........................               1,150                 1,213
                                                                                  ---------------        --------------
 Cash and cash equivalents at end of period.................................                $945                $1,101
                                                                                  ===============        ==============
 Supplemental cash flow information: Cash paid during the period for:

        Interest...........................................................                 $169                   $48
                                                                                  ===============        ==============
        Income taxes..........................................................               $41                    $8
                                                                                  ===============        ==============
 Non-cash investing and financing activities:

    Issuance of warrants for professional services............................               $97
                                                                                  ===============
    Adjustment of treasury stock and additional paid-in-capital with respect to
        options exercised......................................................                                   $83
                                                                                                         ==============



      The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                             (dollars in thousands)

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Data Systems & Software Inc. ("DSSI") and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to the Company's prior period's consolidated financial statements to conform with the current period's consolidated financial statement presentation.

NOTE 2: FINANCING OF OPERATIONS


         As of March 31, 2004, the Company had working capital of $379, including $1,101 in non-restricted cash and cash equivalents. Net cash used in the first quarter of 2004 was $112. Net cash of $88 was provided by operating activities during the first quarter of 2004. The net loss for the three-month period ended March 31, 2004 of $595 was primarily due to non-cash expenses, primarily the Company's share of unconsolidated losses of Comverge of $353. The primary source of the Company's cash provided by operating activities during the first quarter of 2004 was collections of trade accounts receivables and other current and non-current assets in excess of reductions in accounts payable and other liabilities of $93, net. Net cash of $110 used in investing activities, was used primarily to fund employee termination benefits of $106. Net cash of $90 used in financing activities was primarily utilized for payment of debt of $125.


         Of the total working capital at March 31, 2004, approximately $246 was in the Company's majority owned dsIT subsidiary. Due to Israeli tax and company law constraints, as well as the significant minority interest in dsIT, such working capital and cash flows from dsIT's operations are not readily available to finance U.S. activities.

         dsIT is utilizing approximately $897 of its $1,100 lines of credit as of March 31, 2004. dsIT's lines of credit are denominated in NIS and bear an average interest rate of the Israeli prime rate plus 1.4% per annum. The Israeli prime rate fluctuates and as of March 31, 2004 is 5.8%.

         As of April 30, 2004 the Company's wholly owned US operations (i.e., excluding dsIT) had an aggregate of $1,097 in unrestricted cash and cash equivalents, reflecting a $98 decrease from the balance as of December 31, 2003.

NOTE 3: INVESTMENT IN COMVERGE

         Comverge's summary results of operations for the three-months ended March 31, 2004 is as follows:

                                                                                                      Three months
                                                                                                          ended
      RESULTS OF OPERATIONS                                                                          March 31, 2004
                                                                                                    ------------------
      Sales                                                                                                   $4,892
      Gross profit                                                                                            $1,854
      Net loss                                                                                               $(2,084)

         The change in the Company's Comverge investment, during the three months ended March 31, 2004 is as follows:

                                                                     Comverge        Comverge       Net investment
                                                                   common stock   preferred stock     in Comverge
                                                                  --------------- ---------------- ------------------
       Balances as of December 31, 2003                                $ (1,824)         $  1,892             $  68
       Equity loss in Comverge                                                 -            (353)              (353)
                                                                  --------------- ---------------- ------------------
       Balances as of March 31, 2004                                   $ (1,824)          $ 1,539            $ (285)
                                                                  =============== ================ ==================


         In March 2004, Comverge signed and closed on an additional agreement for private equity financing in the amount of $3.0 million. This round of financing further diluted the Company's preferred equity holdings to approximately 15% and its total equity investment in Comverge to approximately 37%.


NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS

         The entire balance of goodwill was in the Software Consulting and Development segment. There were no acquisitions or impairments of goodwill recorded during the three-month period ended March 31, 2004.

         The Company's amortizable intangible assets consisted of software licenses, with a gross carrying amount of $260, accumulated amortization of $106 and $114 and net balances of $154 and $146, as of March 31, 2004 and December 31, 2003, respectively. All intangibles assets are being amortized over their estimated useful lives, which averaged 5 years and the amortization expense for the three months ended March 31, 2003 and 2004 amounted to $26 and $8, respectively. Amortization expense of the remaining balance of these assets, is estimated at; $32, $32, $28 and $14 for each of the years ended March 31, 2005, 2006, 2007 and 2008, respectively.

NOTE 5: WARRANTY PROVISION

         The  Company  grants  its  customers  one-year  product  warranty.   No
provision was made in respect of warranties based on the Company's previous history.

NOTE 6: STOCK-BASED COMPENSATION

       The Company applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option grants to employees and directors, with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is computed under the intrinsic value method of accounting to the extent that the fair value of the underlying shares on the date of the grant exceed the exercise price of the share option, and thereafter amortized on a straight-line basis against income over the expected service period.

       Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates of awards, consistent with the method prescribed in SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below:

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                             (dollars in thousands)

                                                                               Three Months Ended March 31,

                                                                                  2003                2004
                                                                                  ----                ----

    Net loss as reported....................................................       $(1,761)              $(595)
    Plus: Stock-based employee and director compensation expense included                52
           in reported net loss.............................................                                 --
    Less: Total stock-based employee compensation expense determined under              109
           fair value based method for all awards...........................                                 15
                                                                               -------------       -------------
    Pro forma net loss......................................................       $(1,818)              $(610)
                                                                               =============       =============

       Net loss per share:
          Basic and diluted - as reported...................................        $(0.24)             $(0.08)
                                                                               =============       =============
          Basic and diluted - pro forma.....................................        $(0.25)             $(0.08)
                                                                               =============       =============

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

NOTE 7: SEGMENT INFORMATION

                                                       SOFTWARE
                                                    CONSULTING         ENERGY
                                                          AND       INTELLIGENCE  COMPUTER
                                                     DEVELOPMENT   SOLUTIONS(*)   HARDWARE        OTHER (**)    TOTAL
                                                     -----------   ------------   --------        ------        -----
Three months ended March 31, 2004:

   Revenues from external customers                        $2,910          $--      $4,339           $6       $7,255
   Intersegment revenues                                       --           --          --           --           --
   Segment gross profit                                       594           --         950            6        1,550
   Segment income (loss)                                       63         (353)        198           (3)         (95)

Three months ended March 31, 2003:

   Revenues from external customers                        $3,230       $4,700      $4,930           $8      $12,868
   Intersegment revenues                                        -          284          20            -          304
   Segment gross profit                                       863        1,313         885            8        3,069
   Segment income (loss)                                      (21)      (1,125)         50           (6)      (1,102)

---------------
  (*) Operating results of Comverge (the Energy Intelligence Solutions segment) are no longer consolidated beginning the second quarter of 2003. Segment loss for the three months ended March 31, 2004 represents the Company's share of Comverge's losses during that period.


  (**) Represents VAR software operations in Israel that did not meet the quantitative thresholds of SFAS No. 131.


RECONCILIATION OF SEGMENT LOSS TO CONSOLIDATED NET LOSS

                                                                                     Three months ended March 31,
                                                                                  ------------------------------------
                                                                                       2003                 2004
                                                                                  ---------------       --------------
Total loss for reportable segments                                                      $(1,096)               $ (92)
Other operational segment income (loss)                                                      (6)                  (3)
                                                                                  ---------------       --------------
   Total operating loss                                                                  (1,102)                 (95)
Net loss of corporate headquarters                                                         (659)                (500)
                                                                                  ---------------       --------------
   Total consolidated net loss                                                          $(1,761)               $(595)
                                                                                  ===============       ==============

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                             (dollars in thousands)

NOTE 8: SUBSEQUENT EVENT

            On April 19, 2004, the Company signed an agreement in principle with Kardan Communications Ltd. ("Kardan"), a subsidiary of Kardan N.V., for a strategic transaction with Kardan or an affiliate thereof. The transaction contemplates the purchase by the Company of certain interests in a portfolio of communication and technologies companies owned by Kardan in exchange for the issuance by the Company of approximately 3.7 million shares of its common stock. The agreement in principle also contemplates the issuance by the Company of an additional approximately 881,000 shares of its common stock to Kardan and another minority shareholder of the Company's dsIT Technologies Ltd. subsidiary ("dsIT") in exchange for the approximately 32% of dsIT not currently owned by the Company. It is contemplated that upon consummation of the transaction, a majority of the current members of the Company's Board of Directors will resign and be replaced by nominees of Kardan.

            As part of the transaction, Kardan would invest $2 million in the Company in exchange for approximately 631,000 shares of common stock of the Company and warrants, exercisable for two years from the closing of the transaction, to purchase an additional 500,000 shares of common stock at 120% of the purchase price of the common stock purchased at closing. Kardan would also be obligated to invest up to an additional $1 million in exchange for additional shares of common stock in the event that the Company's cash on hand falls below a certain level. In addition, the agreement in principle contemplates put and call options for an additional 631,000 of the Company's shares in exchange for increased equity in one of the portfolio companies.

           The agreement in principle contains an exclusivity provision pursuant to which neither DSSI nor Kardan may solicit or engage in discussions with respect to any third party alternative transaction for a period of 60 days from the date of the letter agreement, except with respect to DSSI in the event and to the extent that its fiduciary duties otherwise require.

         The agreement in principle and consummation of the transactions are subject to completion of due diligence, negotiation and execution of definitive agreements, and various other agreements, conditions and terms.

                          DATA SYSTEMS & SOFTWARE INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed below under "Factors That May Influence Future Results" and in Item 1. Description of Business-Factors That May Influence Future Results in our Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K").

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

         Software Consulting and Development


         Segment revenues continued to decrease in the first quarter of 2004, primarily as a result of the decreasing backlog of fixed price development projects. This decrease was partially offset by an increase in the number of consultants and revenues on a cost-plus basis, although this segment's revenues are still below the revenue level in the first quarter of 2003. There are certain signs of a positive turn in the high-tech market, but we are unable to project how and when this will affect us in this segment.


         Energy Intelligence Solutions


         In March 2004, Comverge closed on an additional agreement for private equity financing in the amount of $3.0 million, bringing the aggregate amount of financing raised since April 2003 to $21.6 million, including $3.35 million invested by DSSI. This last round of financing further diluted our preferred equity investment holdings in Comverge to approximately 15% and our total equity investment holdings in Comverge to approximately 37%.


         Comverge recently secured its third Virtual Peaking CapacityTM ("VPC") program. These programs, while requiring significant upfront cash investments in marketing and installation, are expected to bring revenues starting the third quarter of this year.

         Computer Hardware

         Although sales in the first quarter of 2004 were below those of the previous quarter and those of the first quarter of 2003, gross profits were higher due to the high profit margins on the defense projects bid jointly with dsIT. We currently expect additional projects in this area but as of yet we have not received any new similar contracts and we cannot be certain that in fact we will.

         Corporate


         Starting the beginning of this year, our Chief Executive Officer retired from full-time employment, although at the Board's request he continues to act as CEO as a consultant, under the terms prescribed by his employment agreement. In the context of our continuing evaluation of corporate strategic alternatives, on April 19, 2004, we signed an agreement in principle with Kardan Communications Ltd. ("Kardan"), a subsidiary of Kardan N.V., for a strategic transaction with Kardan or an affiliate thereof. The transaction contemplates us purchasing certain interests in a portfolio of communication and technologies companies owned by Kardan in exchange for our issuing approximately 3.7 million shares of common stock.

         The agreement in principle also contemplates our issuing an additional approximately 881,000 shares of common stock to Kardan and another minority shareholder of dsIT in exchange for the approximately 32% of dsIT not currently owned by us. It is contemplated that upon consummation of the transaction, a majority of the current members of our Board of Directors will resign and be replaced by nominees of Kardan.

         As part of the transaction, Kardan would invest in DSSI $2 million in exchange for approximately 631,000 shares of our common stock and warrants, exercisable for two years from the closing of the transaction, to purchase an additional 500,000 shares of common stock at 120% of the purchase price of the common stock purchased at closing. Kardan would also be obligated to invest up to an additional $1 million in exchange for additional shares of common stock in the event that our cash on hand falls below a certain level. In addition, the agreement in principle contemplates put and call options for an additional 631,000 of our shares in exchange for increased equity in one of the portfolio companies.


         The agreement in principle contains an exclusivity provision pursuant to which neither DSSI nor Kardan may solicit or engage in discussions with respect to any third party alternative transaction for a period of 60 days from the date of the letter agreement, except, with respect to DSSI, in the event and to the extent that its fiduciary duties otherwise require.

         The agreement in principle and consummation of the transactions are subject to completion of due diligence, negotiation and execution of definitive agreements, and various other agreements, conditions and terms.


RESULTS OF OPERATIONS


         The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three months ended March 31, 2003 and 2004, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. Since commencing with the second quarter of 2003, we do not fully consolidate Comverge's results of operations, but rather include them on an equity basis, the results of the periods presented are not fully comparable.


                                                               Three months ended March 31,
                                                   ------------------------------------------------------  Change from
                                                              2003                        2004               2003 to
                                                                                                               2004
                                                   ---------------------------  -------------------------  -------------
                                                     ($,000)     % of sales       ($,000)    % of sales     % of 2003
                                                   ------------ --------------  ------------ ------------  -------------
    Sales                                             $12,868       100%           $ 7,255      100%          (44)%
    Cost of sales                                       9,799       76               5,705      79             (42)
                                                   ------------ --------------  ------------ ------------
        Gross profit                                    3,069       24               1,550      21             (49)
    R&D expenses                                          153       1                    -      -             (100)
    SG&A expenses                                       4,302       33               1,830      25             (57)
                                                   ------------ --------------  ------------ ------------
        Operating loss                                 (1,386)     (11)               (280)     (4)            (80)
    Interest expense, net                                (332)     (3)                 (55)    (1)             (83)
    Other income (expense), net                           (14)      0                   101     1             (821)
                                                   ------------ --------------  ------------ ------------
    Loss before taxes on income                        (1,732)     (13)               (234)    (3)             (86)
    Taxes on income                                       (12)      0                     7     0             (158)
                                                   ------------ --------------  ------------ ------------
    Loss from operations of the Company and its
      consolidated subsidiaries                        (1,744)     (14)               (227)    (3)             (87)
    Share in losses of Comverge                             --      --                (353)    (5)              --
    Minority interest                                     (17)      0                  (15)     0              (12)
                                                   ------------ --------------  ------------ ------------
        Net loss                                      $(1,761)      (14)%            $(595)      (8)          (66)%
                                                   ============ ==============  ============ ============

         Sales. Of the $5.6 million decrease in sales in the first quarter of 2004 compared to the first quarter of 2003, $4.7 million was due to Comverge, which since the second quarter of 2003, is no longer fully consolidated. Sales decreased in the computer hardware sales segment by $0.6 million, primarily due to a weak hardware market. In the software consulting and development segment, sales decreased by $0.3 million. This decrease is primarily attributable to the decrease in fixed price project development backlog as a result of the prolonged downturn in the high-tech market in general and the software consulting and development market in particular.

         Gross profit. The decrease in gross profit and gross profit margin in 2004 as compared to 2003 was also primarily due to us no longer fully consolidating Comverge's operations since the second quarter of 2003. This accounted for $1.3 million of the $1.5 million decrease. In addition, as Comverge's gross profit margin was higher than the average in the group, ceasing to consolidate its operations caused a decrease in our consolidated gross profit margin. Gross profit in the computer hardware segment increased in the first quarter of 2004 by $0.1 million, primarily due to the higher margins with respect to Israeli defense sales marketed jointly with dsIT. In the software consulting and development segment, as we expected an increase in fixed price project sales, the decrease in such sales in the past quarter was not followed with a commensurate decrease in engineers and labor expenses, and as a result, the gross profit margin decreased in this segment from 27% in the first quarter of 2003 to 21% in the first quarter of 2004.


         Research and development expenses ("R&D"). The decrease in R&D expenses was due to our no longer consolidating Comverge's operations since the second quarter of 2003.


         Selling, general and administrative expenses ("SG&A"). The discontinuation of full consolidation of Comverge's operations since the second quarter of 2003 accounted for $2.2 million of the $2.5 million decrease in SG&A expenses in the first quarter of 2004 as compared to the first quarter of 2003. However, corporate SG&A and SG&A in our software consulting and development segment decreased as well. In the software consulting and development segment, SG&A decreased by $0.2 million, or 15%, as a result of cost cutting measures continuously being implemented. Corporate SG&A also decreased primarily due to reduced compensation expenses resulting from our Chief Executive Officer's retirement from full-time employment. The change in auditors, increased correspondence with regulatory authorities and expenses related to the exploration of strategic alternatives have caused an increase in professional fee expenditures, this is expected to continue to negatively impact the next two quarters.


         Interest income (expense). The decrease in net finance expenses is attributable to completing the accretion of discounts and the amortization of related costs in connection with convertible debt and warrants in the first few months of 2003, which accounted for a significant portion of these expenses in the first quarter of 2003.


         Equity loss in unconsolidated subsidiary. The equity loss in the first quarter of 2004 was attributable to Comverge, whose results we account for on an equity basis as of the second quarter of 2003. Our share of Comverge's $2.1 million of net losses during this quarter was $0.4 million. Comverge's increased losses in the first quarter of 2004 was primarily due to increased SG&A expenses, primarily attributable to the marketing expenses associated with its new VPC programs as well as severance and vacation expenses associated with staff reductions.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, we had working capital of $0.4 million, including $1.1 million in non-restricted cash and cash equivalents. Net cash used in the first quarter of 2004 was $0.1 million. Net cash of $0.1 million was provided from operating activities during the first quarter of 2004. The net loss for the three-month period ended March 31, 2004 of $0.6 million included non-cash expenses primarily including our share of unconsolidated losses of Comverge of $0.4 million. The primary source of cash provided by operating activities during 2003 was our collections of trade accounts receivables and other current and non-current assets in excess of reductions in accounts payable and other liabilities of $0.1 million, net. Net cash of $0.1 million used in investing activities was primarily for funding employee termination benefits. Net cash of $0.1 million used in financing activities was primarily due to net payments of debt.

         Of the total working capital at March 31, 2004, $0.2 million was in our majority owned dsIT subsidiary. Due to Israeli tax and company law constraints as well as the significant minority interest in dsIT, such working capital and cash flows from dsIT's operations are not readily available to finance U.S. activities.

         As of April 30, 2004 the Company's wholly owned US operations (i.e., excluding dsIT and Comverge) had an aggregate of $1.1 million in unrestricted cash and cash equivalents, reflecting a $0.1 million decrease from the balance as of December 31, 2003.


         We believe we have sufficient liquidity to finance our US-based operating activities and our corporate activities for at least the 12 months following the date of this report, utilizing the cash on hand of $0.8 million as of May 10, 2004 and operating cash flow from expected profitable operations of the computer hardware segment. However, due to our liquidity, successful implementation of our plan to fund our activities is subject to risk and uncertainties, including those associated with (i) increasing the level of computer hardware segment revenues from the level achieved in the first quarter of 2004, and (ii) effective and timely implementation of cost reductions already begun. Our long-term liquidity is contingent on our ability to increase our revenue and profit base, become cash flow neutral in our US-based activities and attract equity investments to the extent required.


         For further detail, see Notes 2 and 8 to the interim unaudited consolidated financial statements included in this quarterly report.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS


         Our contractual obligations and commitments at March 31, 2004, excluding certain severance arrangements described below, principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and contractual obligations to our CEO for payments for his post-retirement consulting services to us, and are as set forth in the table below.


                                                                 Cash Payments Due During Year Ending March 31,
                                                            ----------------------------------------------------------
                                                                             (amounts in thousands)

      Contractual Obligations                                 Total       2005      2006      2007       After 2007
      -----------------------                                 -----       ----      ----      ----       ----------

      Long-term debt related to Israeli operations              $1,087      $636      $305       $146             $--

      Guarantees                                                   558       558        --         --              --

      Operating leases                                           2,515     1,238       671        280             326

      Consulting agreement with CEO                              1,304        --     1,304         --              --
                                                                ------    ------    ------       ----            ----

      Total contractual cash obligations                        $5,464    $2,432    $2,280       $426            $326
                                                                ======    ======    ======       ====            ====

         We expect to finance these contractual commitments from cash on hand and cash generated from operations.

         Previously, we accrued a loss for contingent performance of bank guarantees. Our remaining commitment under these guarantees is $0.6 million at March 31 2004. We have collateralized a portion of these guarantees by means of a deposit of $0.2 million as of March 31, 2004. The obligation is presented as a current liability, though it is uncertain as to when actual payment may be made.


         Under Israeli law and labor agreements, dsIT is required to make severance payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of March 31, 2004, we had a total of $3.9 million in potential severance obligations, of which approximately $2.5 million was funded with cash to insurance companies and approximately $1.4 million was unfunded. The entire $3.9 million was accrued for as of March 31, 2004.

         Under the terms of his employment agreement with us, we have an obligation to pay our Chief Executive Officer consulting fees over a seven-year period starting January 1, 2004. During the first four years of the consulting period, we have to pay our CEO $237,000 per year, equal to 50% of his salary in effect as of December 31, 2003. During the last three years of the consulting period, we must pay $119,000 per year, equal to 25% of that salary. In addition, we must make contributions to a non-qualified defined contribution retirement plan equal to 25% of the consulting fee. Under the terms of the employment agreement, we are obliged to fund the amounts payable for the term of the consulting period by the purchase of an annuity or similar investment product at the beginning of the consulting period. The CEO has agreed to forgo the commitment of immediate funding for the next twelve months or until we acquire additional funding. When and if we successfully conclude the negotiations with Kardan, including their equity investment of $2 million, a portion of this sum would be utilized to fund our obligation under this agreement.


         We  also  have   obligations   under  various   agreements   and  other
arrangements with officers and other employees with respect to severance arrangements and multiyear employment agreements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit and long-term debt incurred to finance our operations in Israel, currently $897,000 and $1,087,000, respectively.
Additionally, our monetary assets and liabilities (net liability of approximately $930,000) in Israel are exposed to fluctuations in exchange rates. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or foreign currency exchange rate exposures.

ITEM 4.    CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES


         As of the end of the period covered by this report, we completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.


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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K



(i) Report on Form 8-K, dated January 14, 2004, filed on January 15, 2004, changing DSSI's certifying accountant and engaging Kesselman & Kesselman, a member of PricewaterhouseCoopers International Limited.

(ii) Report on Form 8-K, dated February 26, 2004, filed on March 5, 2004, changing our symbol to "DSSCE" pursuant to a decision of a Nasdaq Listing Qualification Panel.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.

                                  DATA SYSTEMS & SOFTWARE INC.

Dated:  May 12, 2004


                                  By: /s/ YACOV KAUFMAN
                                      ------------------------------------------
                                      Yacov Kaufman
                                      Vice President and Chief Financial Officer

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

Dated:  May 12, 2004                                By:  \s\ GEORGE MORGENSTERN
                                                       ------------------------
                                                         George Morgenstern
                                                         Chief Executive Officer

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

Dated:  May 12, 2004                                 By: \s\ YACOV KAUFMAN
                                                         -----------------------
                                                         Yacov Kaufman
                                                         Chief Financial Officer