Form 10-Q
period 2004-06-30
DATA SYSTEMS & SOFTWARE INC
filed 2004-08-13
CIK 880984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 COMMISSION FILE NUMBER 0-19771

                     --------------------------------------

                          DATA SYSTEMS & SOFTWARE INC.
               (Exact name of registrant as specified in charter)

                         ------------------------------


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

                             -----------------------

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

                              | | Yes               |X| No

      Number of shares outstanding of the registrant's common stock, as of August 10, 2004: 7,921,691

================================================================================

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

             Consolidated Balance Sheets
                     as of December 31, 2003 and June 30, 2004..............................   1

             Consolidated Statements of Operations and Comprehensive Loss
                     for the six and three month periods ended June 30, 2003 and 2004.......   2

             Consolidated Statement of Changes in Shareholders' Equity
                     for the six month period ended  June 30, 2004..........................   3

             Consolidated Statements of Cash Flows
                     for the six month periods ended June 30, 2003 and 2004.................   4

             Notes to Consolidated Financial Statements.....................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................  14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................  20

Item 4.  Controls and Procedures............................................................  20


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................................  21

SIGNATURES  ................................................................................  22



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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                           AS OF
                                                                                  AS OF DECEMBER          JUNE 30,
                                         ASSETS                                      31, 2003               2004
                                                                                ----------------       ---------------
Current assets:                                                                                           (unaudited)
      Cash and cash equivalents.................................................         $1,213                  $497
      Restricted cash...........................................................            241                   235
      Accounts receivable, net..................................................          7,053                 6,197
      Inventory.................................................................             88                   130
      Other current assets......................................................            661                   861
                                                                                ----------------       ---------------
           Total current assets.................................................          9,256                 7,920
                                                                                ----------------       ---------------

Investment in Comverge, net.....................................................             68                    --
Property and equipment, net.....................................................            814                   723
Other assets....................................................................            613                   627
Funds in respect of employee termination benefits...............................          2,379                 2,581
Goodwill                                                                                  4,430                 4,355
Other intangible assets, net....................................................            114                    96
                                                                                ----------------       ---------------
           Total assets.........................................................        $17,674               $16,302
                                                                                ================       ===============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

      Short-term bank credit and current maturities of long-term debt...........         $1,517                $1,417
      Trade accounts payable....................................................          2,586                 1,947
      Accrued payroll, payroll taxes and social benefits........................          1,451                 1,366
      Other current liabilities.................................................          2,973                 2,225
                                                                                ----------------       ---------------
           Total current liabilities............................................          8,527                 6,955
                                                                                ----------------       ---------------

Investment in Comverge, net.....................................................             --                   616
                                                                                ----------------       ---------------
Long-term liabilities:

      Long-term debt............................................................            632                   304
      Other liabilities.........................................................            227                   199
      Liability for employee termination benefits...............................          3,721                 4,056
                                                                                ----------------       ---------------
             Total long-term liabilities........................................          4,580                 4,559
                                                                                ----------------       ---------------
Minority interests..............................................................          1,367                 1,495
                                                                                ----------------       ---------------
Shareholders' equity:
      Common stock - $0.01 par value per share:
          Authorized - 20,000,000 shares;                                                    87
          Issued - 8,740,729 and 8,742,395 shares as of
             December 31, 2003 and June 30, 2004, respectively..................                                   87
      Additional paid-in capital................................................         39,595                39,547
      Warrants..................................................................            461                   461
      Accumulated deficit.......................................................       (33,069)              (33,457)
Treasury stock, at cost - 838,704 and 820,704 shares at December 31, 2003
           and June 30, 2004, respectively......................................        (3,874)               (3,791)
      Accumulated other comprehensive loss......................................             --                 (170)
                                                                                ----------------       ---------------
           Total shareholders' equity...........................................          3,200                 2,677
                                                                                ----------------       ---------------
           Total liabilities and shareholders' equity...........................        $17,674               $16,302
                                                                                ================       ===============

                            The accompanying notes are an integral part of these
consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
                 (in thousands, except net loss per share data)

                                                                SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                                    JUNE 30,                               JUNE 30,
                                                         -------------------------------     -----------------------------------
                                                              2003              2004                2003                2004
                                                         -------------     -------------       -------------       -------------
                                                             Restated                              Restated
Sales:
      Products...........................................     $13,121            $8,156              $4,145              $4,123
      Services...........................................       4,979             4,927               2,247               2,467
      Projects...........................................       1,895             1,472                 832                 710
                                                         -------------     -------------       -------------       -------------
           Total sales                                         19,995            14,555               7,224               7,300
                                                         -------------     -------------       -------------       -------------
Cost of sales:
      Products...........................................      10,749             6,914               3,449               3,549
      Services...........................................       3,386             3,379              1, 686               1,684
      Projects...........................................       1,517             1,186                 805                 541
                                                         -------------     -------------       -------------       -------------
           Total cost of sales                                 15,652            11,479               5,940               5,774
                                                         -------------     -------------       -------------       -------------
      Gross profit.......................................       4,343             3,076               1,284               1,526
Operating expenses:
   Research and development expenses.....................        .153                --                  --                  --
   Selling, general and administrative expenses..........       6,363             3,328               2,106               1,498
                                                         -------------     -------------       -------------       -------------
           Total operating expenses                             6,516             3,328               2,106               1,498
                                                         -------------     -------------       -------------       -------------
Operating income (loss)..................................      (2,173)             (252)               (822)                 28
Interest income..........................................          27                77                   5                  75
Interest expense.........................................        (646)              (86)               (294)                (29)
Other income (expense), net..............................        (165)              237                (151)                136
                                                         -------------     -------------       -------------       -------------
      Income (loss) before taxes on income...............      (2,957)              (24)             (1,262)                210
Taxes on income..........................................          34               (20)                 22                (13)
                                                         -------------     -------------       -------------       -------------
Income (loss) from operations of the Company and its
   consolidated subsidiaries.............................      (2,991)               (4)             (1,284)                223
Share of losses in Comverge..............................        (550)             (684)               (550)               (331)
Minority interests.......................................         104               (48)                121                 (33)
                                                         -------------     -------------       -------------       -------------
       Net  loss from continuing operations                    (3,437)             (736)             (1,713)               (141)
Net income (loss) from discontinued operations,
   net of tax............................................         (34)              348                   3                 348
                                                         -------------     -------------       -------------       -------------
       Net income (loss).................................      (3,471)             (388)             (1,710)                207
                                                         -------------     -------------       -------------       -------------
Other comprehensive income (loss), net of tax:

Differences from translation of financial statements
   of subsidiaries.......................................          --              (170)                 --                  26
                                                         -------------     -------------       -------------       -------------
       Comprehensive income (loss).......................     $(3,471)            $(558)            $(1,710)               $233
                                                         =============     =============       =============       =============

Basic and diluted net income (loss) per share:

  Loss per share from continuing operations..............      $(0.46)           $(0.09)             $(0.22)            $(0.01)
  Discontinued operations................................       (0.00)              0.04                0.00               0.04
                                                         -------------     -------------       -------------       -------------
  Basic and diluted net income (loss) per share..........      $(0.46)           $(0.05)             $(0.22)              $0.03
                                                         =============     =============       =============       =============
Weighted average number of shares outstanding:
         Basic...........................................        7,570             7,918               7,792              7,922
                                                         =============     =============       =============       =============
         Diluted.........................................        7,570             7,918               7,792              7,964
                                                         =============     =============       =============       =============

        The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
                         Six months ended June 30, 2004
                                 (in thousands)

                                                                                                         Accumulated
                                                       Additional                                           other
                               Number of     Common     Paid-In               Accumulated    Treasury   comprehensive
                                 Shares       Stock     Capital    Warrants      Deficit       Stock          loss       Total
                               ------------  --------  ----------  ---------  -------------  ---------  -------------   --------
Balances as of
   December 31, 2003                 8,741    $   87    $39,595       $ 461      $(33,069)    $(3,874)       $     -    $3,200

Exercise of options                      1         *       (48)           -              -          83             -        35

Net loss                                 -         -          -           -          (388)           -             -     (388)

Differences from translation
  of subsidiaries' financial
  statements                             -         -          -           -              -           -         (170)     (170)
                               ------------  --------  ----------  ---------  -------------  ---------  -------------   --------

Balances as of
   June 30, 2004                     8,742    $   87    $39,547       $ 461      $(33,457)    $(3,791)       $ (170)    $2,677
                               ============  ========  ==========  =========  =============  =========  =============   ========


* Less than $1



        The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                             (dollars in thousands)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                       ------------------------------------
                                                                                           2003                  2004
                                                                                       -------------          -------------
                                                                                         Restated
Cash flows used in operating activities:
      Net loss.......................................................................      $(3,471)                  (388)
      Adjustments to reconcile net loss to net cash provided by (used in)
           operating activities - Appendix A:                                                 4,241                    251
                                                                                       -------------          -------------
           Net cash provided by  (used in) operating activities......................           770                  (137)
                                                                                       -------------          -------------
Cash flows provided by (used in) investing activities:
      Restricted cash................................................................         4,200                      6
      Proceeds from sale of property and equipment...................................            13                     30
      Acquisitions of property and equipment.........................................         (131)                   (54)
      Funding of termination benefits................................................         (249)                  (202)
      Business disposition - see Schedule A..........................................       (3,527)                     --
                                                                                       -------------          -------------
           Net cash provided by (used in) investing activities.......................           306                  (220)
                                                                                       -------------          -------------
Cash flows provided by (used in) financing activities:
      Short-term debt, net...........................................................         (394)                   (71)
      Borrowings of long-term debt...................................................           441                     --
      Repayments of long-term debt...................................................         (403)                  (323)
      Exercise of options............................................................            --                     35
      Purchase of treasury stock.....................................................           (2)                     --
                                                                                       -------------          -------------
           Net cash used in financing activities.....................................         (358)                  (359)
                                                                                       -------------          -------------
Net (decrease) increase in cash and cash equivalents.................................           718                  (716)
Cash and cash equivalents at beginning of period.....................................         1,150                  1,213
                                                                                       -------------          -------------
Cash and cash equivalents at end of period...........................................        $1,868                   $497
                                                                                       =============          =============
Supplemental cash flow information:
      Cash paid during period for interest...........................................          $247                    $78
                                                                                       =============          =============
      Cash paid during period for income taxes.......................................           $91                    $23
                                                                                       =============          =============
Non-cash investing and financing activities:
       Issuance of common stock in lieu of debt repayment............................          $764
       Increase in investment in Comverge from issuance of preferred and common
         stock credited to additional paid in capital................................        $1,085
       Accounts payable incurred in investment of Comverge...........................           $43
       Adjustment of treasury stock and additional paid-in-capital with respect
         to options exercised........................................................                                  $83


        The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS - APPENDIX A (unaudited)
                             (dollars in thousands)

                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                            ----------------------------------
                                                                                                2003                 2004
                                                                                            -------------        -------------
                                                                                              Restated

Adjustments  to  reconcile  net loss to net cash (used in) provided by operating activities:
      Depreciation and amortization.......................................................           357                  122
      Allowance for doubtful accounts.....................................................            61                 (12)
      Stock and stock option compensation.................................................            53                   --
       Accretion of discount on convertible note and amortization of
                related costs and warrants................................................           493                   --
      Minority interests..................................................................         (104)                   48
      Equity loss.........................................................................           550                  684
      Increase in liability for employee termination benefits.............................           321                  335
      Exchange adjustment on long-term debt...............................................            82                 (34)
      Loss (gain) on disposition of property and equipment................................             4                  (4)
      Deferred taxes......................................................................          (96)                 (38)
      Change in operating assets and liabilities:
           Decrease in accounts receivable and other current assets.......................         3,988                  687
           (Decrease) increase in inventory...............................................           314                 (42)
           Increase (decrease) in other assets............................................         (102)                  (1)
           Decrease in accounts payable and other liabilities.............................       (1,680)              (1,494)
                                                                                            -------------        -------------
           Total..........................................................................        $4,241                 $251
                                                                                            -------------        -------------



 A. Assets/liabilities disposed of in disposition of Comverge:
       Current assets.....................................................................        $4,634
       Property, equipment and other assets...............................................         1,190
       Goodwill ..........................................................................           499
       Intangibles........................................................................           214
       Short-term debt....................................................................       (3,880)
       Current liabilities................................................................       (2,340)
       Other liabilities..................................................................         (517)
       Cash investment in Comverge........................................................       (3,327)
                                                                                            -------------
                                                                                                $(3,527)
                                                                                            =============


        The accompanying notes are an integral part of these consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                             (dollars in thousands)

NOTE 1: BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements of Data Systems & Software Inc. ("DSSI") and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to the Company's prior period's consolidated financial statements to conform to the current period's consolidated financial statement presentation.

NOTE 2: FINANCING OF OPERATIONS

           As of June 30, 2004, the Company had working capital of $965, including $497 in non-restricted cash and cash equivalents. Net cash used in the six months of 2004 was $716. Net cash of $137 was used in operating activities during the first two quarters of 2004. The net loss for the six-month period ended June 30, 2004 of $388 was primarily due to non-cash expenses, primarily the Company's share of unconsolidated losses of Comverge of $684. The Company's use of cash in operating activities during the first six months of 2004 was primarily for payment of accounts payable and other liabilities in excess of collections of trade accounts receivables of $807, net. Net cash of $220 used in investing activities, was primarily to fund employee termination benefits in the Company's majority owned dsIT subsidiary of $202. Net cash of $359 used in financing activities was primarily for payment of debt of $394.

           Approximately $309 of the total working capital at June 30, 2004, was in dsIT. Due to Israeli tax and company law constraints, as well as the significant minority interest in dsIT, such working capital and cash flows from dsIT's operations are not readily available to finance U.S. activities.

           dsIT is utilizing approximately $790 of its $1,100 lines of credit as of June 30, 2004. dsIT's lines of credit are denominated in NIS and bear an average interest rate of the Israeli prime rate plus 1.4% per annum. The Israeli prime rate fluctuates and as of June 30, 2004 was 5.6%.

           As of July 31, 2004 the Company's wholly owned US operations (i.e., excluding dsIT) had an aggregate of $502 in unrestricted cash and cash equivalents, reflecting a $693 decrease from the balance as of December 31, 2003.

           On April 19, 2004 the Company signed an agreement in principle with Kardan for a strategic transaction in which, among other things, Kardan was to invest $2,000 in exchange for common stock of the Company. The Company invested significant effort and funds in order to complete that transaction. On July 26, 2004, Kardan informed the Company that they would not be proceeding with this transaction. In light of this development, the Company is considering other strategic alternatives, which could include possible restructuring, merger or acquisition and/or financing transactions. Should the Company be unsuccessful in completing a transaction providing the necessary liquidity, it may not have sufficient funds to finance its US-based operating activities and corporate activities for the 12 months following the date of this report.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                      (in thousands, except per share data)

NOTE 3: INVESTMENT IN COMVERGE

           Comverge's summary results of operations for the three-months ended June 30, 2004 is as follows:

                                                                                  Six months ended     Three months ended
       RESULTS OF OPERATIONS                                                       June 30, 2004         June 30, 2004
                                                                                 -------------------   ------------------

       Sales                                                                                 $8,601                $3,709
       Gross profit                                                                          $3,523                $1,669
       Net loss                                                                             $(4,240)              $(2,156)

           The change in the Company's Comverge investment, during the six months ended June 30, 2004 is as follows:

                                                                Comverge common        Comverge        Net investment in
                                                                     stock         preferred stock          Comverge
                                                               -----------------  ------------------  --------------------

         Balances as of December 31, 2003                             $ (1,824)             $ 1,892               $  68
         Equity loss in Comverge                                           --                  (684)                (684)
                                                               -----------------  ------------------  --------------------

         Balances as of June 30, 2004                                 $ (1,824)             $ 1,208               $ (616)
                                                               =================  ==================  ====================

           In March 2004, Comverge closed on an additional agreement for private equity financing in the amount of $3,000. This round of financing diluted the Company's holdings in Comverge to 15% of its preferred equity and 37% of its total equity.

NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS

           The entire balance of goodwill was in the Software Consulting and Development segment. There were no acquisitions or impairments of goodwill recorded during the six-month period ended June 30, 2004.

           The Company's amortizable intangible assets consisted of software licenses, with a gross carrying amount of $260, accumulated amortization of $164 and $146 and net balances of $96 and $114, as of June 30, 2004 and December 31, 2003, respectively. All intangibles assets are being amortized over their estimated useful lives, which averaged 5 years and the amortization expense for the six months ended June 30, 2003 and 2004 amounted to $42 and $16, respectively.

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

           Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates of awards, consistent with the method prescribed in SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below:


                                                               Six months ended June 30,        Three months ended June 30,
                                                             ------------------------------     ----------------------------
                                                                 2003              2004             2003             2004
                                                             -------------     ------------     ------------     -----------
                                                               Restated                           Restated
                                                             -------------                      ------------
Net income (loss) as reported ...............................    $(3,471)           $(388)         $(1,710)            $207
Plus: Stock-based employee and director compensation
        expense included in reported net loss ...............         53                -                1               -
Less: Total stock-based employee compensation expense
        determined under fair value based method for
        all awards ..........................................        186               61               77              46
                                                             -------------     ------------     ------------     -----------
Pro forma net income (loss) .................................    $(3,604)           $(449)         $(1,786)            $161
                                                             =============     ============     ============     ===========

   Net income (loss) per share:
      Basic and diluted - as reported .......................     $(0.46)          $(0.05)          $(0.22)           $0.03
                                                             =============     ============     ============     ===========
      Basic and diluted - pro forma .........................     $(0.48)          $(0.06)          $(0.23)           $0.02
                                                             =============     ============     ============     ===========

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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                      (in thousands except per share data)

NOTE 7: SEGMENT INFORMATION

                                                         SOFTWARE          ENERGY
                                                      CONSULTING AND    INTELLIGENCE     COMPUTER
                                                       DEVELOPMENT(*)    SOLUTIONS(**)     HARDWARE      OTHER (***)    TOTAL
Six months ended June 30, 2004:
   Revenues from external customers                      $5,764               $-           $8,766          $25        $14,555
   Intersegment revenues                                      -                -                -            -              -
   Segment gross profit                                   1,258                -            1,793           25          3,076
   Segment income (loss)                                    185             (684)              291           7           (201)

Six months ended June 30, 2003 (Restated):
   Revenues from external customers                      $6,153           $4,700           $9,118          $24        $19,995
   Intersegment revenues                                      -              284               20            0            304
   Segment gross profit                                   1,383            1,313            1,623           24          4,343
   Segment income (loss)                                   (431)          (1,675)             (91)         (6)         (2,203)

Three months ended June 30, 2004:
   Revenues from external customers                      $2,854               $-           $4,427          $19         $7,300
   Intersegment revenues                                      -                -                -            -              -
   Segment gross profit                                     664                -              843           19          1,526
   Segment  income (loss)                                   122            (331)               93           10           (106)

Three months ended June 30, 2003 (Restated):
   Revenues from external customers                      $3,020               $-           $4,188          $16         $7,224
   Intersegment revenues                                      -                -                -            -              -
   Segment gross profit                                     530                -              738           16          1,284
   Segment income (loss)                                   (447)           (550)             (141)           -         (1,138)

-----------

(*)    Excludes the results of the US-based consulting activities. See Note 8.

(**) Operating results of Comverge (in the Energy Intelligence Solutions segment) are no longer consolidated beginning the second quarter of 2003.

(***) Represents the operations of a VAR software operation in Israel that did not meet the quantitative thresholds of SFAS No. 131.


RECONCILIATION OF SEGMENT LOSS TO CONSOLIDATED NET LOSS

                                                               Six months ended               Three months ended June 30,
                                                                   June 30,
                                                        --------------------------------     ------------------------------
                                                            2003               2004              2003             2004
                                                        --------------     -------------     -------------     ------------
                                                          Restated                             Restated
                                                        --------------                       -------------
Total income (loss) for reportable segments                   (2,197)             (208)          $(1,138)          (116)
Other operational segment income (loss)                           (6)                 7                 -            10
                                                        --------------     -------------     -------------     ------------
Total operating income (loss)                                 (2,203)             (201)           (1,138)          (106)
Net loss of corporate headquarters                            (1,234)             (535)             (575)           (35)
Discontinued operation income (loss)                             (34)              348                 3            348
                                                        --------------     -------------     -------------     ------------
Total consolidated net income (loss)                         $(3,471)            $(388)          $(1,710)         $207
                                                        --------------     -------------     -------------     ------------

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 8: DISCONTINUED OPERATIONS

           Since the latter part of 2003, the Company has not recorded revenues from its US-based consulting business. During the second quarter of 2004, the Company decided to discontinue its efforts to reestablish this business as it was previously conducted. As a result, the Company recorded a gain from discontinued operations of $348, net of tax.

           Assets and liabilities of the discontinued operation were as follows:


                                              December 31,       June 30,
                                                 2003             2004
                                              ----------       ----------

     Current assets ..........................    $   2             $  --
                                               =========        ==========
     Fixed assets ............................    $   2             $  --
                                               =========        ==========
     Current liabilities .....................    $ 729             $  --
                                               =========        ==========



           Profit and loss of the discontinued operations within consulting segment were as follows:

                                                 Six months ended June 30,            Three months ended June 30,
                                              --------------------------------      -------------------------------
                                               2003                2004               2003              2004
                                              -------------     --------------      -----------      --------------
                                                Restated                             Restated
                                              -------------                         -----------
     Sales ...................................         $158               $ -              $61                 $ -
     Cost of sales ...........................          141                 -              54                    -
                                              -------------     --------------      -----------      --------------
     Gross profit ............................           17                 -               7                    -
                                              -------------     --------------      -----------      --------------
     Loss from operations ....................         (30)               (2)               5                  (1)
     Interest expense ........................            4                 4               2                    2
                                              -------------     --------------      -----------      --------------
     Net income (loss) from discontinued
           operations ........................        $(34)              $348              $3                 $348
                                              =============     ==============      ===========      ==============

NOTE 9: RESTATEMENT

           Results have been restated for the second quarter of 2003 following the determination that no change of the Company's interest in Comverge occurred following issuance of Comverge's preferred stock. In addition, the Company utilized a final value based on a third party valuation of the 877,000 shares of Comverge's common stock issued in connection with Comverge's purchase of 6D in April 2003. As a result of these changes, the Company reduced the gain previously recorded in its additional paid-in capital by $3,269, reducing the investment and resulting equity in the losses of Comverge in second quarter of 2003. In addition, the Company determined that it is no longer committed to fund Comverge and due to its negative common stock investment in Comverge, ceased recording equity losses against its common investment and will continue to record equity losses against its preferred investment in Comverge.

           The effect of the restatement on the Company's net loss and basic and diluted loss per share for the six and three month periods ended June 30, 2003 is shown below:

                                                             Six            Three
                                                            months          months
                                                             ended           ended
                                                          ----------------------------
                                                                  June 30, 2003
                                                          ----------------------------
Net loss as reported                                          $(4,422)      $(2,661)
Effect of restatement                                              951           951
                                                          -------------    -----------
Net loss - as restated                                        $(3,471)      $(1,710)
                                                          =============    ===========


Basic and diluted net loss per share - as reported             $(0.58)       $(0.34)
Effect of restatement                                             0.12          0.12
                                                          -------------    -----------
Basic and diluted net loss per share - as restated             $(0.46)       $(0.22)
                                                          =============    ===========

NOTE 10: SUBSEQUENT EVENT

           On April 19, 2004, the Company signed an agreement in principle with Kardan Communications Ltd. ("Kardan"), a subsidiary of Kardan N.V., for a strategic transaction with Kardan or an affiliate thereof. The transaction contemplated the purchase by the Company of certain interests in a portfolio of communication and technologies companies owned by Kardan in exchange for the issuance by the Company of common stock. The agreement in principle also contemplated the issuance by the Company of additional shares of its common stock to Kardan in exchange for the approximately 15% of the Company's dsIT Technologies Ltd. subsidiary ("dsIT"), not currently owned by the Company and a $2,000 cash investment. The agreement included an exclusivity provision prohibiting DSSI from soliciting or engaging in discussions with respect to any third party alternative transaction. Consummation of the transaction was subject to completion of due diligence, negotiation and execution of definitive agreements, and various other agreements, conditions and terms.

           On July 26, 2004 Kardan Communications Ltd. informed the Company that Kardan no longer intends to proceed with the transaction. In connection with the transaction, the Company recorded approximately $82 in deferred costs, primarily professional fees, to be included in its Comverge investment. The write-off of these expenses will be included in the third quarter results.

                          DATA SYSTEMS & SOFTWARE INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed below under "Factors That May Influence Future Results" and in "Item 1. Description of Business-Factors That May Influence Future Results" in our Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K").

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

           Software Consulting and Development

           Segment revenues continued to decrease in the second quarter of 2004, primarily as a result of the decreasing backlog of fixed price development projects. We continue to invest significant marketing efforts to introduce and increase the visibility our products and expertise, including our participation in the MarketReach America program, introducing our diver detection and sonar system (DDS) for protecting critical coastal and offshore sites to the US Homeland Security market.

           Energy Intelligence Solutions

           In June 2004, Comverge announced its fourth Virtual Peaking Capacity TM ("VPC") program. This new program, contracted with ISO New England to be operated in Southwestern Connecticut, brings the VPC now under contract to more than 190 megawatts. These programs have significant marketing, introduction and installation costs. Comverge expects revenues from these programs to begin showing their positive effect towards the end of the third quarter and in the fourth quarter of this year.

           Computer Hardware

           Sales in the second quarter of 2004 increased, compared to the previous quarter and the second quarter of 2003. However, this increase was from our traditional computer hardware VAR activity. The sales in this area are very competitive and difficult to forecast, Databit is making significant efforts in order to increase its sales in other areas such as WiFi and other network, integrated hardware and software areas.

           Corporate

           Starting the beginning of this year, our Chief Executive Officer retired from full-time employment, although at the Board's request he continues to act as CEO as a consultant, under the terms prescribed by his employment agreement. In the context of our continuing evaluation of corporate strategic alternatives, on April 19, 2004 we signed a letter agreement with Kardan Communications Ltd. ("Kardan"), a subsidiary of Kardan N.V., for a strategic transaction with Kardan or an affiliate thereof. The transaction contemplated us purchasing certain interests in a portfolio of communication and technologies companies owned by Kardan in exchange for our issuing approximately 3.7 million shares of common stock and issuing additional stock in exchange for Kardan's 15% interest in our dsIT subsidiary and a $2 million cash investment. The agreement in principal and consummation of the transactions were subject to completion of due diligence, negotiation and execution of definitive agreements, and various other agreements, conditions and terms.

           On July 26, 2004 Kardan informed the Company that Kardan no longer intends to proceed with the transaction with the Company contemplated by the aforementioned agreement in principle. In light of this recent development, we intend to consider other strategic alternatives, which could include possible restructuring, merger or acquisition and/or financing transactions.

RESULTS OF OPERATIONS

       The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three months ended June 30, 2003 and 2004, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. Being that starting the second quarter of 2003 we do not fully consolidate Comverge's results of operations, but rather include them on an equity basis, the results of the periods presented are not fully comparable.

                                           Six months ended June 30,                          Three months ended June 30,
                               --------------------------------------------------   ----------------------------------------------
                                       2003                2004           Change           2003              2004          Change
                               -------------------   -------------------  -------   -----------------  -----------------  --------
                                Restated                                            Restated
                               ----------  -------   ---------- --------  -------   ---------  ------  ---------- ------- --------
                                 ($,000)    % of       ($,000)   % of      % of      ($,000)    % of      ($,000)   % of    % of
                                           sales                 sales      2003               sales                sales   2003
                               ----------  -------   ---------- --------            ---------  ------  ---------- ------
Sales                          $ 19,995     100%      $14,555    100%       (27)      $7,224    100%      $7,300    100%       1%
Cost of sales                    15,652      78        11,479     79        (27)       5,940     82        5,774     79       (3)
                               ----------  -------   ---------- --------            ---------  ------  ---------- ------
         Gross profit             4,343      22         3,076     21        (29)       1,284     18        1,526     21       18
R&D expenses                        153       1             -      0       (100)           -      -            -      0
SG&A expenses                     6,363      32         3,328     23        (48)       2,106     29        1,498     21      (29)
                               ----------  -------   ---------- --------            ---------  ------  ---------- ------
   Operating income (loss)      (2,173)     (11)        (252)     (2)       (88)       (822)    (11)          28      1     (103)

Interest expense, net             (619)      (3)          (9)      0        (99)       (289)     (4)          46      1     (116)
Other income (loss), net          (165)      (1)           237     2       (244)       (151)     (2)         136      2     (190)
                               ----------  -------   ---------- --------            ---------  ------  ---------- ------
Income (loss) before taxes on   (2,957)     (15)         (24)      0        (99)       (1,262)  (17)         210      3     (117)
   income
Taxes on income                      34       0           (20)     0       (159)          22      0          (13)     0     (159)
                               ----------  -------   ---------- --------            ---------  ------  ---------- ------
Income (loss) from operations   (2,991)     (15)          (4)      0       (100)     (1,284)    (18)         223      3     (117)
   of the Company and its
   consolidated subsidiaries
Share in losses of Comverge       (550)      (3)         (684)    (5)        24        (550)     (8)        (331)    (5)     (40)
Minority interests                  104       -          (48)      0       (146)         121      2          (33)     0     (127)
                               ----------  -------   ---------- --------            ---------  ------  ---------- ------
Net loss from continuing        (3,437)     (17)        (736)     (5)       (79)     (1,713)    (24)        (141)    (2)     (92)
   operations
Net income (loss) from
   discontinued operations,
   net of tax                      (34)      (0)          348      2         --            3      0          348      5       --
                               ----------  -------   ---------- --------            ---------  ------  ---------- ------
Net income (loss)              $(3,471)     (17%)      $(388)     (3)       (89)    $(1,710)    (24)        $207      3%    (112)%
                               ==========  =======   ========== ========  ========  =========  ======  ========== ======= ========

           Sales. Sales in the second quarter of 2004 were similar to those in the second quarter of 2003, with a slight shift of revenues from projects and products in favor of revenue from services. The decrease in sales in the first six months of 2004, as compared to the same period in 2003, was primarily due the inclusion of Comverge's sales in the first quarter of 2003 and our no longer consolidating Comverge's operations starting the second quarter of 2003.

           Gross profit. Both the gross profit and the gross profit margin improved in the second quarter of 2004 as compared to the second quarter of 2003, due to improved results in both our segments. At dsIT, although sales marginally decreased, gross profit increased due our improved cost structure, with the gross profit margin increasing from 18% in the second quarter of 2003, to 23% in the second quarter of 2004. At Databit, the increased gross profits was due to a combination of an increase in sales and improved gross profit margins of 19% in the second quarter of 2004, compared to 17% in the second quarter of 2003. The decrease in gross profits in the first six months of 2004 as compared to the same period in 2003, was attributable to the inclusion of Comverge's gross profit in the first quarter of 2003 and our no longer consolidating Comverge's operations starting the second quarter of 2003.

           Selling, general and administrative expenses ("SG&A"). SG&A decreased by $0.6 million, or 29%, in the second quarter of 2004, compared to second quarter of 2003. This reflected a decrease in SG&A expenses in all our activities, particularly in corporate activities. This decrease was in addition to the decrease already achieved in the first quarter of 2004, compared to the first quarter of 2003, bringing the total decrease in SG&A in the first six months of 2004, from our ongoing consolidated activities, as compared to the same period in 2003, to $0.9 million, or 20%. In addition, SG&A in the first six months of 2003, included $2.2 million of Comverge's SG&A; since the second quarter of 2003, we no longer consolidate Comverge's operations.

           In our attempt to close the deal with Kardan we will have invested approximately $0.3 million in professional fees that were to be included in our investment. As described above, we were recently informed that Kardan does not wish to proceed with the transaction. As a result these expenses will be charged to our third quarter results.

           Interest income (expense). The decrease in net finance expenses is attributable to completing the accretion of discounts and the amortization of related costs in connection with convertible debt and warrants in the first few months of 2003, which accounted for a significant portion of these expenses in the second quarter and first six months of 2003.

              Equity loss in unconsolidated subsidiary. The equity loss in the second quarter and first six months of 2004 was attributable to Comverge, whose results we account for on an equity basis as of the second quarter of 2003. Our share of Comverge's $2.2 million and $4.2 million of net losses in the second quarter and first six months of 2004, respectively, was $0.3 million and $0.7 million, for those periods, respectively. Comverge's increased losses during the 2004 periods was primarily due to increased SG&A expenses, primarily attributable to the marketing expenses associated with its new VPC programs.

              Other income. During the second quarter of 2004, we received a decision from the Israeli Supreme Court in our dispute with an Israeli bank.. In its decision. the Court reversed the district court's award for costs in favor of the bank for which we had had previously accrued. The court also remanded to the district court our claims against the bank for a determination as to the amount of damages As a result of the decision we recorded other income of approximately $0.2 million.

           Discontinued operations. Since the latter part of 2003, we have not recorded revenues from our US based consulting business. During the second quarter of 2004, we decided to discontinue our efforts to reestablish this business as it was previously conducted. As a result, we recorded a gain from discontinued operations of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

           As of June 30, 2004, we had working capital of $1.0 million, including $0.5 million in non-restricted cash and cash equivalents. Net cash used in the first quarter of 2004 was $0.7 million. Net cash of $0.1 million was used in operating activities during the first two quarters of 2004. The net loss for the six-month period ended June 30, 2004 of $0.4 million included non-cash expenses primarily including our share of unconsolidated losses of Comverge of $0.7 million. We used cash in our operating activities during the first two quarters of 2004 primarily for the payment of accounts payable and other liabilities in excess of collections of trade accounts receivables of $0.8 million, net. The net cash of $0.2 million used in investing activities was primarily for funding employee termination benefits and the net cash of $0.4 million used in financing activities was primarily for the net payments of debt.

           Of the total working capital at June 30, 2004, $0.3 million was in our majority-owned dsIT subsidiary. Due to Israeli tax and company law constraints as well as the significant minority interest in dsIT, such working capital and cash flows from dsIT's operations are not readily available to finance U.S. activities.

           As of July 31, 2004 our wholly owned US operations (i.e., excluding dsIT and Comverge) had an aggregate of $0.5 million in unrestricted cash and cash equivalents, reflecting a $0.7 million decrease from the balance as of December 31, 2003.

          On April 19, 2004 we signed an agreement with Kardan for a strategic transaction in which, amongst other things, Kardan was to invest $2,000 in exchange for DSSI's common stock. We invested significant effort and funds in order to complete that transaction. On July 26, 2004, Kardan informed us they would not be proceeding with this transaction. In light of this development we are considering other strategic alternatives, which could include possible restructuring, merger or acquisition and/or financing transactions. Should we be unsuccessful in completing a transaction providing the necessary liquidity to finance our US-based operating activities we may not have sufficient funds to finance our US-based operating activities and our corporate activities for the 12 months following the date of this report.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

           Our contractual obligations and commitments at June 30, 2004, excluding certain severance arrangements described below, principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and contractual obligations to our CEO for payments for his post-retirement consulting services to us, are as set forth in the table below.

                                                                     Cash Payments Due During Year Ending June 30,
                                                            ---------------------------------------------------------------
                                                                                 (amounts in thousands)
                                                                                 ----------------------
Contractual Obligations                                      Total         2005         2006        2007         After 2007
-----------------------                                      -----         ----         ----        ----         ----------
Long-term debt related to Israeli operations                  $934         $630         $202        $102                $--

Guarantees                                                     410          410           --          --                 --

Operating leases                                             2,877        1,212          595         435                635

Consulting agreement with CEO                                1,304           --        1,304          --                 --
                                                            ------       ------       ------        ----               ----

Total contractual cash obligations                          $5,525       $2,252       $2,101        $537               $635
                                                            ======       ======       ======        ====               ====

           We expect to finance these contractual commitments from cash on hand and cash generated from operations.

           Previously, we accrued a loss for contingent performance of bank guarantees. Our remaining commitment under these guarantees is $0.4 million at June 30 2004. We have collateralized a portion of these guarantees by means of a deposit of $0.2 million as of June 30, 2004. The obligation is presented as a current liability, though it is uncertain as to when actual payment may be made.

           Under Israeli law and labor agreements, dsIT is required to make severance payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of June 30, 2004, we had a total of $4.1 million in potential severance obligations, of which approximately $2.6 million was funded with cash to insurance companies and approximately $1.5 million was unfunded. The entire $4.1 million was accrued for as of June 30, 2004.

           Under the terms of his employment agreement with us, we have an obligation to pay our Chief Executive Officer consulting fees over a seven-year period starting January 1, 2004. During the first four years of the consulting period, we have to pay our CEO $237,000 per year, equal to 50% of his salary in effect as of December 31, 2003. During the last three years of the consulting period, we must pay $119,000 per year, equal to 25% of that salary. In addition, we must make contributions to a non-qualified defined contribution retirement plan equal to 25% of the consulting fee. Under the terms of the employment agreement, we are obliged to fund the amounts payable for the term of the consulting period by the purchase of an annuity or similar investment product at the beginning of the consulting period. The CEO has agreed to forgo the commitment of immediate funding for the next 12 months or until we acquire additional funding.

           We  also  have  obligations   under  various   agreements  and  other
arrangements with officers and other employees with respect to severance arrangements and multiyear employment agreements as described below.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit and long-term debt incurred to finance our operations in Israel, currently $787,000 and $934,000, respectively. Additionally, our monetary assets and liabilities (net liability of approximately $726,000) in Israel are exposed to fluctuations in exchange rates. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or foreign currency exchange rate exposures.

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

                           PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

              31.1   Rule 13a-14(a) Certification by Chief Executive Officer

              31.2   Rule 13a-14(a) Certification by Chief Financial Officer

              32.1   Section 1350 Certification by Chief Executive Officer *

              32.2   Section 1350 Certification by Chief Financial Officer *

----------
* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

           (b) Reports on Form 8-K

              (i) Report on Form 8-K, filed on April 5, 2004 (earliest event reported March 31, 2004): Item 5 was reported.

              (ii) Report on Form 8-K, filed on April 19, 2004 (earliest event reported April 19, 2004): Item 5 was reported.

              (iii) Report on Form 8-K, filed on May 17, 2004 (earliest event reported May 17, 2004): Item 12 was reported.

              (iv) Report on Form 8-K, filed on May 27, 2004 (earliest event reported May 25, 2004): Item 5 was reported.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.


                                          DATA SYSTEMS & SOFTWARE INC.

Dated:  August 10, 2004

                                          By: /s/ YACOV KAUFMAN
                                          --------------------------------------
                                              Yacov Kaufman
                                              Vice President and Chief Financial
                                              Officer