Form 10-Q/A
period 2004-06-30
DATA SYSTEMS & SOFTWARE INC
filed 2004-08-27
CIK 880984

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

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 COMMISSION FILE NUMBER 0-19771
   ---------------------------------------------------------------------------

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

                                | | Yes | X | No

Number of shares outstanding of the registrant's common stock, as of August 10, 2003: 7,921,691

                                Explanatory Note

      This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 is being filed to include as Exhibits 31(a) and 31(b) thereto, certifications of the Chief Executive Officer and Chief Financial Officer which comply with the form of certification required by Rule 13a-14(a).

                           PART II - Other information

Item 6: Exhibits and Reports on Form 8-K

      (a) Exhibits

         31(a)  Rule 13a-14(a) Certification by Chief Executive Officer

         31(b) Rule 13a-14(a) Certification by Chief Financial Officer

         32(a) Section 1350 Certification by Chief Executive Officer *

         32(b) Section 1350 Certification by Chief Financial Officer *

-----------------
* Previously filed. A signed original of this written statement required by
Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

      (b) Reports on Form 8-K

         (i) Report on Form 8-K, filed on April 5, 2004 (earliest event reported March 31, 2004): Item 5 was reported.

         (ii) Report on Form 8-K, filed on April 19, 2004 (earliest event reported April 19, 2004): Item 5 was reported.

         (iii) Report on Form 8-K, filed on May 17, 2004 (earliest event reported May 17, 2004): Item 12 was reported.

         (iv) Report on Form 8-K, filed on May 27, 2004 (earliest event reported May 25, 2004): Item 5 was reported.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.

                                  DATA SYSTEMS & SOFTWARE INC.

Dated:  August 10, 2004

                                  By: /s/ YACOV KAUFMAN
                                  --------------------------------------
                                      Yacov Kaufman
                                      Vice President and Chief Financial Officer