Form 10-Q
period 2004-09-30
DATA SYSTEMS & SOFTWARE INC
filed 2004-11-15
CIK 880984

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                         COMMISSION FILE NUMBER 0-19771

          ------------------------------------------------------------

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


                                 (201) 529-2026
               Registrant's telephone number, including area code
            -----------------------------------------------------------


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

                   | | Yes                      |X| No


             Number of shares outstanding of the registrant's common
                   stock, as of November 12, 2004: 8,021,691

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

    Consolidated Balance Sheets as of December 31, 2003 and
      September 30, 2004..................................................     1

    Consolidated Statements of Operations and Comprehensive Loss
      for the nine and three month periods ended
      September 30, 2003 and 2004.........................................     2

    Consolidated Statement of Changes in Shareholders' Equity
      for the nine month period ended September 30, 2004..................     3

    Consolidated Statements of Cash Flows for the nine month periods ended
      September 30, 2003 and 2004.........................................     4

    Notes to Consolidated Financial Statements............................     6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.........................................    11

Item 3. Quantitative and Qualitative Disclosures
        about Market Risk.................................................    15

Item 4. Controls and Procedures...........................................    15


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................    16

SIGNATURES................................................................    17

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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                    As of                     As of
                                                                 December 31,              September 30,
                                      ASSETS                        2004                      2003
                                                                   --------                 --------
Current assets:                                                                            (unaudited)
  Cash and cash equivalents                                        $  1,213                 $    896
  Restricted cash                                                       241                      241
  Accounts receivable, net                                            7,053                    6,361
  Inventory                                                              88                       87
  Other current assets                                                  661                      768
                                                                   --------                 --------

    Total current assets                                              9,256                    8,353
                                                                   --------                 --------

Investment in Comverge, net                                              68                       --
Property and equipment, net                                             814                      677
Other assets                                                            613                      540
Funds in respect of employee termination benefits                     2,379                    2,636
Goodwill                                                              4,430                    4,236
Other intangible assets, net                                            114                       85
                                                                   --------                 --------
    Total assets                                                   $ 17,674                 $ 16,527
                                                                   ========                 ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term bank credit and current
   maturities of long-term debt                                    $  1,517                 $  1,394
   Trade accounts payable                                             2,586                    2,315
   Accrued payroll, payroll taxes and social benefits                 1,451                    1,431
   Other current liabilities                                          2,973                    2,064
                                                                   --------                 --------
   Total current liabilities                                          8,527                    7,204
                                                                   --------                 --------
Investment in Comverge, net                                              --                    1,268
                                                                   --------                 --------

Long-term liabilities:
     Long-term debt                                                     632                      241
     Other liabilities                                                  227                       84
     Liability for employee termination benefits                      3,721                    4,088
                                                                   --------                 --------

            Total long-term liabilities                               4,580                    4,413
                                                                   --------                 --------
Minority interests                                                    1,367                    1,351
                                                                   --------                 --------
Shareholders' equity:
     Common stock - $0.01 par value per share:
       Authorized - 20,000,000 shares;
       Issued - 8,740,729 and 8,842,395 shares as of
          December 31, 2003 and September 30, 2004, respectively         87                       88
     Additional paid-in capital                                      39,595                   39,685
     Warrants                                                           461                      461
     Stock-based deferred compensation                                   --                      (64)
     Accumulated deficit                                            (33,069)                 (33,929)
      Treasury stock, at cost - 838,704 and 820,704
      shares at December 31, 2003 and
         September 30, 2004, respectively                            (3,874)                  (3,791)
     Accumulated other comprehensive loss                                --                     (159)
                                                                   --------                 --------
         Total shareholders' equity                                   3,200                    2,291
                                                                   --------                 --------
         Total liabilities and shareholders' equity                $ 17,674                 $ 16,527
                                                                   ========                 ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
                 (in thousands, except net loss per share data)

                                                               Nine months ended            Three months ended
                                                                 September 30,                September 30,
                                                             ----------------------      ----------------------
                                                               2003          2004          2003          2004
                                                             --------      --------      --------      --------
Sales:
     Products ..........................................     $ 16,900      $ 13,157      $  3,779      $  4,764
     Services ..........................................        7,306         6,831         2,327         2,141
     Projects ..........................................        2,459         2,049           564           577
                                                             --------      --------      --------      --------
           Total sales .................................       26,665        22,037         6,670         7,482
                                                             --------      --------      --------      --------

Cost of sales:
     Products ..........................................       13,951        10,801         3,202         3,887
     Services ..........................................        5,082         5,049         1,665         1,670
     Projects ..........................................        2,087         1,655           601           469
                                                             --------      --------      --------      --------
           Total cost of sales .........................       21,120        17,505         5,468         6,026
                                                             --------      --------      --------      --------
     Gross profit ......................................        5,545         4,532         1,202         1,456

Operating expenses:
   Research and development ............................          153            --            --            --
   Selling, marketing, general and administrative ......        8,345         5,496         1,982         2,168
                                                             --------      --------      --------      --------
           Total operating expenses ....................        8,498         5,496         1,982         2,168
                                                             --------      --------      --------      --------
Operating loss .........................................       (2,953)         (964)         (780)         (712)
Interest income ........................................           42            79            15             2
Interest expense .......................................         (714)         (125)          (68)          (39)
Other income (expense), net ............................         (408)          239          (243)            2
                                                             --------      --------      --------      --------
     Loss before taxes on income .......................       (4,033)         (771)       (1,076)         (747)
Taxes on income ........................................            7            17           (27)           37
                                                             --------      --------      --------      --------
Loss from operations of the Company and its consolidated
   subsidiaries ........................................       (4,040)         (788)       (1,049)         (784)
Share of losses in Comverge ............................       (1,161)       (1,066)         (611)         (382)
Gain on sale of shares in Comverge .....................           --           705            --           705
Minority interests .....................................          139           (59)           35           (11)
                                                             --------      --------      --------      --------
       Net loss from continuing operations .............       (5,062)       (1,208)       (1,625)         (472)
Net income (loss) from discontinued operations,
   net of tax ..........................................          (38)          348            (4)           --
                                                             --------      --------      --------      --------
       Net loss ........................................       (5,100)         (860)       (1,629)         (472)
                                                             --------      --------      --------      --------

Differences from translation of financial statements of
   subsidiaries ........................................           --          (159)           --            11
                                                             --------      --------      --------      --------
       Comprehensive loss ..............................     $ (5,100)     $ (1,019)     $ (1,629)     $   (461)
                                                             ========      ========      ========      ========

Basic and diluted net income (loss) per share:
  Loss per share from continuing operations ............     $  (0.66)     $  (0.15)     $  (0.21)     $  (0.06)
  Discontinued operations ..............................        (0.00)         0.04         (0.00)        (0.00)
                                                             --------      --------      --------      --------
  Basic and diluted net loss per share .................     $  (0.66)     $  (0.11)     $  (0.21)     $  (0.06)
                                                             ========      ========      ========      ========
Weighted average number of shares outstanding:
        Basic and diluted ..............................        7,680         7,927         7,894         7,936
                                                             ========      ========      ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                 (in thousands)

                                                                                                         Accumulated
                                              Additional             Stock-Based                            Other
                          Number    Common     Paid-In                Deferred   Accumulated  Treasury  Comprehensive
                        of Shares    Stock     Capital    Warrants  Compensation  Deficit      Stock        Loss        Total
                        --------   --------    --------   --------    --------    --------    --------    --------    --------
Balances as of
   December 31, 2003       8,741   $     87    $ 39,595   $    461    $     --    $(33,069)   $ (3,874)   $     --    $  3,200

Exercise of
  options ...........          1          *         (48)        --          --          --          83          --          35

Shares issued as
  compensation ......        100          1          70         --          --          --          --          --          71

Changes related
  to stock-based
  deferred
  compensation ......         --         --          68         --         (68)         --          --          --          --

Amortization of
  stock-based
  deferred
  compensation ......         --         --          --         --           4          --          --          --           4

Net loss ............         --         --          --         --          --        (860)         --          --        (860)

Differences from
  translation of
  subsidiaries'
  financial
  statements ........         --         --          --         --          --          --          --        (159)       (159)
                        --------   --------    --------   --------    --------    --------    --------    --------    --------

Balances as of
   September 30, 2004      8,842   $     88    $ 39,685   $    461    $    (64)   $(33,929)   $ (3,791)   $   (159)   $  2,291
                        ========   ========    ========   ========    ========    ========    ========    ========    ========

*     Less than $1

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                                      Nine months ended September 30,
                                                                                      ------------------------------
                                                                                              2003         2004
                                                                                            -------      -------
Cash flows used in operating activities:
     Net loss .........................................................................     $(5,100)     $  (860)
      Adjustments to reconcile net loss to net cash provided by  operating activities -
      Schedule A: .....................................................................       4,913          318
                                                                                            -------      -------
         Net cash used in operating activities ........................................        (187)        (542)
                                                                                            -------      -------
Cash flows provided by (used in) investing activities:
     Restricted cash ..................................................................       4,200           --
     Proceeds from sale of property and equipment .....................................          11           52
     Proceeds from sale of Comverge shares ............................................          --          975
     Acquisitions of property and equipment ...........................................        (193)         (99)
     Funding of termination benefits ..................................................        (243)        (257)
     Business disposition - see Schedule B ............................................      (3,527)          --
                                                                                            -------      -------
         Net cash provided by investing activities ....................................         248          671
                                                                                            -------      -------

Cash flows provided by (used in) financing activities:
     Short-term debt, net .............................................................        (503)          --
     Borrowings of long-term debt .....................................................         441           --
     Repayments of long-term debt .....................................................        (479)        (481)
     Investment in subsidiary by minority interest ....................................          22           --
     Exercise of options ..............................................................          17           35
     Purchase of treasury stock .......................................................          (2)          --
                                                                                            -------      -------
         Net cash used in financing activities ........................................        (504)        (446)
                                                                                            -------      -------
Net decrease in cash and cash equivalents .............................................        (443)        (317)
Cash and cash equivalents at beginning of period ......................................       1,150        1,213
                                                                                            -------      -------
Cash and cash equivalents at end of period ............................................     $   707      $   896
                                                                                            =======      =======
Supplemental cash flow information:
     Cash paid during period for interest .............................................     $   308      $   113
                                                                                            =======      =======
     Cash paid during period for income taxes .........................................     $   106      $    35
                                                                                            =======      =======
Non-cash investing and financing activities:
      Issuance of common stock in lieu of debt repayment ..............................     $   803
      Increase in investment in Comverge from issuance of common stock credited to
       additional paid in capital .....................................................     $ 1,085

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                                           Nine months ended September 30,
                                                                                           ------------------------------
                                                                                               2003             2004
                                                                                            -----------       ----------
Schedule A:
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization.....................................................           $447             $177
     Stock and stock-based compensation................................................             55               75
       Accretion of discount on convertible note and amortization of
                related costs and warrants.............................................            493                -
     Minority interests................................................................          (139)               59
     Share of losses in Comverge.......................................................          1,161            1,066
     Loss on write-off of stockholder's note...........................................            298                -
     Increase in liability for employee termination benefits...........................            283              367
     Exchange adjustment on long-term debt.............................................             49             (33)
     Loss (gain) on disposition of property and equipment..............................              3              (4)
     Gain on sale of Comverge shares...................................................              -            (705)
     Change in deferred taxes..........................................................          (166)              (9)
     Change in operating assets and liabilities:
         Decrease in accounts receivable and other assets..............................          4,332              658
         Increase in inventory.........................................................            326                1
         Decrease in accounts payable and other liabilities............................        (2,229)          (1,334)
                                                                                            -----------      -----------
         Total.........................................................................         $4,913            $ 318
                                                                                            ===========      ===========

 Schedule B:
    Assets and liabilities disposed of in disposition of Comverge:
       Current assets...................................................................       $4,634
       Property, equipment and other assets.............................................        1,190
       Goodwill ........................................................................          499
       Intangibles......................................................................          214
       Short-term debt..................................................................      (3,880)
       Current liabilities..............................................................      (2,340)
       Other liabilities................................................................        (517)
       Cash investment in Comverge......................................................      (3,327)
                                                                                           -----------
                                                                                             $(3,527)
                                                                                           ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (dollars in thousands)

NOTE 1:  BASIS OF  PRESENTATION

      The accompanying unaudited consolidated financial statements of Data Systems & Software Inc. ("DSSI") and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to the Company's prior period's consolidated financial statements to conform to the current period's consolidated financial statement presentation.

NOTE 2: FINANCING OF OPERATIONS

      As of September 30, 2004, the Company had working capital of $1,149, including $896 in non-restricted cash and cash equivalents. Net cash used in the nine months of 2004 was $317. Net cash of $542 was used in operating activities during the first three quarters of 2004. The net loss for the nine-month period ended September 30, 2004 of $860, was due primarily to the net loss from the Company's investment in Comverge of $361 and expenses incurred in the unsuccessful transaction with Kardan Communications Ltd. of $342. The Company's use of cash in operating activities during the first nine months of 2004 was primarily for payment of accounts payable and other liabilities in excess of collections of trade accounts receivables of $676, net. Net cash of $671 provided by investing activities, was primarily from the net proceeds of $975 from the sale by the Company of preferred shares of its Comverge equity investment, less amounts used to fund employee termination benefits in the Company's majority-owned dsIT subsidiary of $257. Net cash of $446 used in financing activities was primarily for payment of debt of $481.

      Approximately $287 of the total working capital at September 30, 2004, was in dsIT. Due to Israeli tax and company law constraints, as well as the significant minority interest in dsIT, such working capital and cash flows from dsIT's operations are not readily available to finance U.S. activities.

      dsIT was utilizing approximately $859 of its $1,100 lines of credit as of September 30, 2004. dsIT's lines of credit are denominated in NIS and bear an average interest rate of the Israeli prime rate plus 1.4% per annum. The Israeli prime rate fluctuates and as of September 30, 2004 was 5.6%.

      The Company intends to fund its US activities with the cash available and anticipated profits from its US operations. The Company is seeking and considering various restructuring, merger or acquisition and/or financing transactions. Should the Company need additional liquidity to finance its US activities and should it be unsuccessful in completing a timely transaction providing the necessary liquidity, it may not have sufficient funds to finance its US activities. In such event, the Company might need to sell additional Comverge shares.

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (in thousands, except per share data)


Note 3: Investment in Comverge

      Comverge's summary results of operations for the three and nine month periods ended September 30, 2004 are as follows:

                                                 Nine months        Three months
                                                    ended              ended
                                                September 30,      September 30,
      Results of Operations                          2004               2004
                                                -------------      -------------
      Sales                                          $12,375            $ 3,774
      Gross profit                                   $ 5,057            $ 1,534
      Net loss                                       $(6,947)           $(2,707)

      The change in the Company's Comverge investment, during the nine months ended September 30, 2004 is as follows:


                                                Comverge         Comverge    Net investment
                                              common stock   preferred stock   in Comverge
                                              ------------   ---------------   -----------
        Balances as of December 31, 2003         $(1,824)        $ 1,892         $    68
        Shares sold                                   --            (270)           (270)
        Equity loss in Comverge                       --          (1,066)         (1,066)
                                                 -------         -------         -------

        Balances as of September 30, 2004        $(1,824)        $   556         $(1,268)
                                                 =======         =======         =======


      In September 2004, the Company signed an agreement with certain other shareholders of Comverge's Series A Preferred Stock for the sale by the Company to other shareholders of shares of Comverge Series A Preferred Stock for approximately $1,000, resulting in a gain of $705. After giving effect to this transaction, the Company held approximately 11% of Comverge's preferred equity and approximately 34% of its total equity.


      In October 2004 Comverge completed the sale of preferred stock to investors. For more detail see Note 9 - Subsequent Event.

Note 4: Goodwill

      The entire balance of goodwill was in the software consulting and development segment. There were no acquisitions or impairments of goodwill recorded during the nine-month period ended September 30, 2004.

      The Company's amortizable intangible assets consisted of software licenses, with a gross carrying amount of $253, accumulated amortization of $163 and $139 and net balances of $90 and $114, as of September 30, 2004 and December 31, 2003, respectively. All intangibles assets are being amortized over their estimated useful lives, which averaged 5 years and the amortization expense for the nine months ended September 30, 2003 and 2004 amounted to $59 and $24, respectively.

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

      Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates of awards, consistent with the method prescribed in SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below:

                                                          Nine months ended           Three months ended
                                                           September 30,                 September 30,
                                                           -------------                 -------------
                                                      2003            2004            2003            2004
                                                     -------         -------         -------         -------
Net loss as reported ........................        $(5,100)        $  (860)        $(1,629)        $  (472)
Plus: Stock-based employee and director
       compensation expense included in
       reported net loss ....................             55              75               2              75
Less: Total stock-based employee compensation
       expense determined under fair value
       based method for all awards ..........            186             136               2              75
                                                     -------         -------         -------         -------

Pro forma net loss ..........................        $(5,231)        $  (921)        $(1,629)        $  (472)
                                                     =======         =======         =======         =======

   Net loss per share:
      Basic and diluted - as reported .......        $ (0.66)        $ (0.11)        $ (0.21)        $ (0.06)
                                                     =======         =======         =======         =======
      Basic and diluted - pro forma .........        $ (0.68)        $ (0.12)        $ (0.21)        $ (0.06)
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

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (in thousands except per share data)

Note 7: Segment Information

                                             Software           Energy
                                           consulting and    intelligence
                                            development       solutions        Computer
                                                (*)              (**)           hardware       Other (***)         Total
                                              --------         --------         --------         --------         --------
Nine months ended September 30, 2004:
   Revenues from external customers           $  8,676         $     --         $ 13,335         $     26         $ 22,037
   Intersegment revenues                            --               --               --               --               --
   Segment gross profit                          2,056               --            2,450               26            4,532
   Segment income (loss)                           208             (361)             231                6               84

Nine months ended September 30, 2003:
   Revenues from external customers           $  8,966         $  4,700         $ 12,974         $     25         $ 26,665
   Intersegment revenues                            --              284               20               --              304
   Segment gross profit                          1,931            1,313            2,276               25            5,545
   Segment loss                                   (455)          (2,772)            (247)             (17)          (3,491)

Three months ended September 30, 2004:
   Revenues from external customers           $  2,675         $     --         $  4,806         $      1         $  7,482
   Intersegment revenues                            --               --               --               --               --
   Segment gross profit                            562               --              893                1            1,456
   Segment income (loss)                            23              323              (60)              (1)             285

Three months ended September 30, 2003:
   Revenues from external customers           $  2,813         $     --         $  3,856         $      1         $  6,670
   Intersegment revenues                            --               --               --               --               --
   Segment gross profit                            548               --              653                1            1,202
   Segment loss                                    (24)            (909)            (156)             (11)          (1,100)

-----------

(*) Excludes the discontinued results of the US-based consulting activities - see Note 8.

(**) Operating results of Comverge (in the energy intelligence solutions segment) are no longer consolidated beginning the second quarter of 2003.

(***) Represents the operations of a VAR software operation in Israel that did not meet the quantitative thresholds of SFAS No. 131.

Reconciliation of Segment Loss to Consolidated Net Loss

                                                       Nine months ended             Three months ended
                                                         September 30,                  September 30,
                                                   -----------------------         -----------------------
                                                    2003            2004            2003            2004
                                                   -------         -------         -------         -------
Total income (loss) for reportable segments        $(3,474)        $    78         $(1,089)        $   286
Other operational segment income (loss)                (17)              6             (11)             (1)
                                                   -------         -------         -------         -------
Total operating income (loss)                       (3,491)             84          (1,100)            285

Net loss of corporate headquarters                  (1,571)         (1,292)           (525)           (757)
Discontinued operations income (loss)                  (38)            348              (4)             --
                                                   -------         -------         -------         -------
Total consolidated net loss                        $(5,100)        $  (860)        $(1,629)        $  (472)
                                                   =======         =======         =======         =======

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

      Assets and liabilities of the discontinued operation were as follows:

                                                  December 31, 2003   September 30, 2004
                                                  -----------------   ------------------
Current assets .............................            $  2                $ --
                                                        ====                ====
Fixed assets ...............................            $  2                $ --
                                                        ====                ====
Current liabilities ........................            $729                $ --
                                                        ====                ====

      Profit and loss of the discontinued operations within consulting segment were as follows:

                                            Nine months ended          Three months ended
                                               September 30,              September 30,
                                               -------------              -------------
                                            2003          2004         2003           2004
                                            ----          ----         ----           ----
                                          Restated                   Restated
                                          --------                   --------
Sales ...............................      $ 172         $  --         $  14         $--
Cost of sales .......................        154            --            13          --
                                           -----         -----         -----         ---
Gross profit ........................         18            --             1          --
                                           -----         -----         -----         ---
Loss from operations ................        (31)           (2)           (1)         --
Interest expense ....................          7             4             3          --
                                           -----         -----         -----         ---
Net income (loss) from discontinued
    operations ......................      $ (38)        $ 348         $  (4)        $--
                                           =====         =====         =====         ===


Note 9: Subsequent Event

      In October 2004, Comverge closed on the sale of additional preferred equity financing in the amount of $13,600. The preferred equity is senior to the preferred stock of Comverge owned by the Company. This round of financing diluted the Company's holdings to approximately 7% of Comverge's preferred equity and approximately 25% of its total equity.

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

      SOFTWARE CONSULTING AND DEVELOPMENT

      Segment revenues continued to decrease in the third quarter of 2004, primarily as a result of the decreasing backlog of fixed price development projects. We continue to invest significant marketing efforts to introduce and increase the visibility our products and expertise, including our participation in the MarketReach America program, introducing our diver detection and sonar system (DDS) for protecting critical coastal and offshore sites to the US Homeland Security market.

      ENERGY INTELLIGENCE SOLUTIONS

      In October 2004, Comverge completed its latest round of equity financing, raising approximately $13.6 million. These funds will facilitate Comverge's ability to enter into additional fourth Virtual Peaking Capacity TM ("VPC") programs. DSSI did not participate in this round of finance, which included the existing investors and new investors, and as a result our equity in Comverge was diluted to approximately 7% of Comverge's preferred equity and approximately 25% of its total equity.

      COMPUTER HARDWARE

      Sales in the third quarter of 2004 continued to increase and were higher than the previous quarter and the third quarter of 2003. However, this increase was from our traditional computer hardware VAR activity. The sales in this area are very competitive and difficult to forecast. Databit is making significant efforts in order to increase its sales in other areas such as WiFi and other network, integrated hardware and software areas.

      CORPORATE

      Starting the beginning of this year, our Chief Executive Officer retired from full-time employment, although at the Board's request he continues to act as CEO as a consultant, under the terms of his employment agreement.

RECENT DEVELOPMENT

      As of September 30, 2004 our shareholders equity was $2.3 million, $0.2 million short of the $2.5 million minimum required for continued listing on The Nasdaq SmallCap Market. As a result, our securities may be delisted from The Nasdaq Stock Market. We intend to present to Nasdaq our plan to regain and maintain compliance with the minimum shareholders equity requirement. There can be no assurance that we will be able to maintain the listing for our securities on the Nasdaq Stock Market.

Results of Operations

      The following table sets forth certain information with respect to the unaudited consolidated results of operations of the Company for the three and nine month periods ended September 30, 2003 and 2004, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. Begining the second quarter of 2003 we do not fully consolidate Comverge's results of operations, but include such results them on an equity basis, the results of the nine month periods presented are therefore not fully comparable.

                                                    Nine months ended September 30,
                                      ----------------------------------------------------------
                                              2003                      2004             Change
                                      --------------------     --------------------     --------
                                                   % of                      % of         % of
                                      ($,000)      sales        ($,000)      sales        2003
                                      --------    --------     --------    --------     --------
Sales                                 $ 26,665         100%    $ 22,037         100%         -17%
Cost of sales                           21,120          79       17,505          79          -17
                                      --------    --------     --------    --------     --------

           Gross profit                  5,545          21        4,532          21          -18
R&D expenses                               153           1           --           0         -100
SMG&A expenses                           8,345          31        5,496          25          -34
                                      --------    --------     --------    --------     --------

          Operating loss                (2,953)        (11)        (964)         (4)         -67
Interest expense, net                     (672)         (3)         (46)          0          -93
Other income (loss), net                  (408)         (2)         239           1         -159
                                      --------    --------     --------    --------     --------

Loss before taxes on income             (4,033)        (15)        (771)         (3)         -81
Taxes on income                              7           0           17           0          143
                                      --------    --------     --------    --------     --------

Loss from operations of the             (4,040)        (15)        (788)         (4)         -80
   Company and its
   consolidated
   subsidiaries
Share of losses in Comverge             (1,161)         (4)      (1,066)         (5)          -8
Gain on sale of share in Comverge           --          --          705           3
Minority interests                         139           1          (59)          0         -142
                                      --------    --------     --------    --------     --------

Net loss from
  continuing operations                 (5,062)        (19)      (1,208)         (5)         -76

Net income (loss) from
   discontinued operations,
   net of tax                              (38)          0          348           2       -1,016
                                      --------    --------     --------    --------     --------
Net loss                              $ (5,100)        (19%)   $   (860)         (4)%       -83%
                                      ========    ========     ========    ========     ========

                                                    Three months ended September 30,
                                      ----------------------------------------------------------
                                             2003                      2004              Change
                                      --------------------     --------------------     --------
                                                    % of                   % of           % of
                                       ($,000)      sales      ($,000)     sales         2003
                                      --------    --------     --------    --------     --------
Sales                                 $  6,670         100%    $  7,482         100%          12%
Cost of sales                            5,468          82        6,026          81           10
                                      --------    --------     --------    --------     --------

           Gross profit                  1,202          18        1,456          19           21
R&D expenses                                --          --           --           0
SMG&A expenses                           1,982          30        2,168          29            9
                                      --------    --------     --------    --------     --------

          Operating loss                  (780)        (12)        (712)        (10)          -9
Interest expense, net                      (53)         (1)         (37)          0          -30
Other income (loss), net                  (243)         (4)           2           0         -101
                                      --------    --------     --------    --------     --------

Loss before taxes on income             (1,076)        (16)        (747)        (10)         -31
Taxes on income                            (27)         (0)          37           0         -237
                                      --------    --------     --------    --------     --------

Loss from operations of the             (1,049)        (16)        (784)        (10)         -25
   Company and its
   consolidated
   subsidiaries
Share of losses in Comverge               (611)         (9)        (382)         (5)         -37
Gain on sale of share in Comverge           --          --          705           9
Minority interests                          35           1          (11)          0         -131
                                      --------    --------     --------    --------     --------

Net loss from
  continuing operations                 (1,625)        (24)        (472)         (6)         -71

Net income (loss) from
   discontinued operations,
   net of tax                               (4)          0           --           0         -100
                                      --------    --------     --------    --------     --------
Net loss                              $ (1,629)        (24)    $   (472)         (6)%       -71%
                                      ========    ========     ========    ========     ========

      Sales. The decrease in sales in the first nine months of 2004, as compared to the same period in 2003, was due the inclusion of Comverge's sales of $4.7 million in the first quarter of 2003; commencing the second quarter of 2003, we no longer consolidated Comverge's operations. The increase in sales in the third quarter of 2004 was due to a $1 million increase in computer hardware sales, which was partially offset by a $0.1 million decrease in software consulting and development sales. The increase in computer hardware sales was from Databit's existing customers. The decrease in software consulting and development sales was due a decrease in development project revenues.

      Gross profit. The decrease in gross profits in the first nine months of 2004 as compared to the same period in 2003, was attributable to the inclusion of Comverge's gross profit of $1.3 million in the first quarter of 2003. This decrease was net of an increase in gross profit in both of our consolidated segments. In the third quarter of 2004, gross profit and gross profit margins increased in both operating segments, compared to the third quarter of 2003.

      Selling, marketing, general and administrative expenses ("SMG&A"). The decrease in SMG&A in the first nine months of 2004 as compared to SMG&A in the first nine months of 2003, was attributable to the fact that SMG&A in the 2003 period included $2.2 million of Comverge's SMG&A and since the second quarter of 2003, we no longer consolidate Comverge's operations. The remaining decrease in SMG&A was due to decreased corporate G&A and a decrease in SMG&A in our software consulting and development segment. The increase in SMG&A in the third quarter of 2004 as compared to third quarter of 2003, was primarily due to professional fees incurred in connection with the contemplated transaction with Kardan, which was discontinued by Kardan in the third quarter of 2004.

      Share of losses in Comverge. The equity loss in the third quarter and first nine months of 2004 was attributable to our investment in Comverge, whose results we account for on an equity basis as of the second quarter of 2003. Our share of Comverge's net loss of $2.7 million and $6.9 million, in the third quarter and first nine months of 2004, was $0.4 million and $1.1 million, respectively. Comverge's increased losses during the 2004 periods was primarily due to increased SMG&A expenses, primarily attributable to the marketing expenses associated with its new VPC programs and the deferral of revenues pending the completion of certain test to be performed within these programs.

      Gain on sale of shares in Comverge. During the third quarter of 2004, we sold a portion of our investment in Comverge, as a result which we recorded income of approximately $0.7 million.

      Other income. During the second quarter of 2004, we received a decision from the Israeli Supreme Court in our dispute with an Israeli bank. In its decision, the Court reversed the district court's award for costs in favor of the bank for which we had had previously accrued. The courts also remanded to the district court our claims against the bank for a determination as to the amount of damages. As a result of the decision we recorded other income of approximately $0.2 million.

      Discontinued operations. Since the latter part of 2003, we have not recorded revenues from our US based consulting business. During the second quarter of 2004, we decided to discontinue our efforts to reestablish this business as it was previously conducted. As a result, we recorded a gain from discontinued operations of $0.3 million.

Liquidity and Capital Resources

      As of September 30, 2004, we had working capital of $1.1 million, including $0.9 million in non-restricted cash and cash equivalents. Net cash used in the first three quarters of 2004 was $0.3 million. Net cash of $0.5 million was used in operating activities during the first three quarters of 2004. The net loss for the nine-month period ended September 30, 2004 of $0.9 million, resulted primarily from the net loss from our investment in Comverge of $0.4 million and expenses incurred in the unsuccessful transaction with Kardan of $0.3 million. We used cash in our operating activities during the first three quarters of 2004 primarily for the payment of accounts payable and other liabilities in excess of collections of trade accounts receivables of $0.7 million, net. The net cash of $0.7 million provided by investing activities was primarily related to the net proceeds received from the sale of Comverge shares of $1.0 million less the funding employee termination benefits of $0.3 million. Net cash of $0.5 million used in financing activities was primarily for the net payment of debt. Of the total working capital at September 30, 2004, $0.3 million was in our majority-owned dsIT subsidiary. Due to Israeli tax and company law constraints as well as the significant minority interest in dsIT, such working capital and cash flows from dsIT's operations are not readily available to finance U.S. activities.

      As of October 31, 2004 our wholly owned US operations (i.e., excluding dsIT and Comverge) had an aggregate of $0.9 million in unrestricted cash and cash equivalents, reflecting a $0.2 million decrease from the balance as of December 31, 2003.

      We intend to fund our US operations and corporate activities with the cash available and anticipated profits from our US operations. Based on our operating plans, we believe that we have sufficient liquidity to finance our US operations and corporate activities for at least the 12 months following the date of this report. There is, however, no assurance that we will be able to operate our business and activities as planned. We continue to seek and consider various restructuring, merger or acquisition and/or financing transactions which would increase shareholders equity and provide additional liquidity. Should we require additional liquidity and should we be unsuccessful in completing a timely transaction providing the necessary liquidity, we may not have sufficient funds to finance our US activities. In such event, we may need to sell additional Comverge shares in order to finance our US activities.

Contractual Obligations and Commitments

      Our contractual obligations and commitments at September 30, 2004, excluding certain severance arrangements described below, principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and contractual obligations to our CEO for payments for his post-retirement consulting services to us, are as set forth in the table below.

                                                        Cash Payments Due During the Year Ending September 30,
                                                    --------------------------------------------------------------
                                                                        (amounts in thousands)
      Contractual Obligations                        Total         2005          2006          2007       After 2007
      -----------------------                       ------        ------        ------        ------        ------
Long-term debt related to Israeli operations        $  777        $  535        $  179        $   63           $--

Guarantees                                             410           410            --            --            --

Operating leases                                     2,825         1,084           606           422           713

Consulting agreement with CEO                        1,127            --         1,127            --            --
                                                    ------        ------        ------        ------        ------

Total contractual cash obligations                  $5,139        $2,029        $1,912        $  485        $  713
                                                    ======        ======        ======        ======        ======


      We expect to finance these contractual commitments from cash on hand and cash generated from operations.

      Under the terms of his employment agreement with us, we have an obligation to pay our Chief Executive Officer consulting fees over a seven-year period starting January 1, 2004. During the first four years of the consulting period, we have to pay our CEO $237,000 per year, equal to 50% of his salary in effect as of December 31, 2003. During the last three years of the consulting period, we must pay $119,000 per year, equal to 25% of that salary. In addition, we must make contributions to a non-qualified defined contribution retirement plan equal to 25% of the consulting fee and continue benefits as provided for under his employment agreement. Under the terms of the employment agreement, we are obligated to fund the amounts payable for the term of the consulting period by the purchase of an annuity or similar investment product at the beginning of the consulting period. The CEO has agreed to forgo the commitment of immediate funding for the next 12 months or until we acquire additional funding.

      Our Israeli subsidiaries provided various performance, advance and tender guarantees as required in the normal course of its operations. As at September 30, 2004, such guarantees totaled approximately $422,000 and were due to expire through October 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit and long-term debt incurred to finance our operations in Israel, currently $0.9 million and $0.5 million, respectively. Additionally, our monetary assets and liabilities (net liability of approximately $0.9 million) in Israel are exposed to fluctuations in exchange rates. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or foreign currency exchange rate exposures.


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

                           PART II - Other information

Item 6: Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1  Employment Agreement executed on August 19, 2004 and effective
                  as  of  January  1,  2004  between   Databit   Inc.,   Shlomie
                  Morgenstern and the Registrant.

            10.2 Restricted Stock Award Agreement, dated as of August 19, 2004, between the Registrant and Shlomie Morgenstern.

            10.3 Stock Option Agreement dated as of August 19, 2004, between the Registrant and Shlomie Morgenstern.

            10.4  Second   Amended  and  Restated   Co-Sale  And  First  Refusal
                  Agreement dated as of October 26, 2004, by and among Comverge, Inc., the Registrant, and other persons party thereto.

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


(b)   Reports on Form 8-K

      (i) Report on Form 8-K, filed on July 28, 2004 (earliest event reported July 26, 2004): Item 5 was reported.

      (ii) Report on Form 8-K, filed on August 13, 2004 (earliest event reported August 13, 2004): Item 2 was reported.

      (iii) Report on Form 8-K, filed on August 17, 2004 (earliest event reported August 13, 2004): Item 7 was reported.

      (iv) Report on Form 8-K, filed on August 19, 2004 (earliest event reported August 18, 2004): Item 5 was reported.

      (v) Report on Form 8-K, filed on September 10, 2004 (earliest event reported September 9, 2004): Item 1.01 was reported.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.



                                         DATA SYSTEMS & SOFTWARE INC.

Dated:  November 12, 2004

                                  By: /s/ YACOV KAUFMAN
                                      ---------------------------------
                                      Yacov Kaufman
                                      Vice President and Chief Financial Officer