Form 10-Q/A
period 2004-09-30
DATA SYSTEMS & SOFTWARE INC
filed 2004-11-17
CIK 880984

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

                   | | Yes                      |X| No


             Number of shares outstanding of the registrant's common
                   stock, as of November 12, 2004: 8,116,691

                                Explanatory Note

      This Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 is being filed to (i) correct the number of outstanding shares of the registrant's common stock reflected on the cover page of the report and (ii) correct a typographical error in the column headings on the consolidated balance sheets included in Item 1. Unaudited Consolidated Financial Statements of Part I. Financial Information.

                         PART I - Financial Information

Item 1. Unaudited Consolidated Financial Statements

                  DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                    As of                     As of
                                                                 December 31,              September 30,
                                      ASSETS                        2003                      2004
                                                                   --------                 --------
Current assets:                                                                            (unaudited)
  Cash and cash equivalents                                        $  1,213                 $    896
  Restricted cash                                                       241                      241
  Accounts receivable, net                                            7,053                    6,361
  Inventory                                                              88                       87
  Other current assets                                                  661                      768
                                                                   --------                 --------

    Total current assets                                              9,256                    8,353
                                                                   --------                 --------

Investment in Comverge, net                                              68                       --
Property and equipment, net                                             814                      677
Other assets                                                            613                      540
Funds in respect of employee termination benefits                     2,379                    2,636
Goodwill                                                              4,430                    4,236
Other intangible assets, net                                            114                       85
                                                                   --------                 --------
    Total assets                                                   $ 17,674                 $ 16,527
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

                           PART II - Other information

Item 6: Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1  Employment Agreement executed on August 19, 2004 and effective
                  as  of  January  1,  2004  between   Databit   Inc.,   Shlomie
                  Morgenstern and the Registrant.*

            10.2 Restricted Stock Award Agreement, dated as of August 19, 2004, between the Registrant and Shlomie Morgenstern.*

            10.3 Stock Option Agreement dated as of August 19, 2004, between the Registrant and Shlomie Morgenstern.*

            10.4  Second   Amended  and  Restated   Co-Sale  And  First  Refusal
                  Agreement dated as of October 26, 2004, by and among Comverge, Inc., the Registrant, and other persons party thereto.*

            31(a) Rule 13a-14(a) Certification by Chief Executive Officer

            31(b) Rule 13a-14(a) Certification by Chief Financial Officer

            32(a) Section 1350 Certification by Chief Executive Officer **

            32(b) Section 1350 Certification by Chief Financial Officer **

-----------------
*  Previously filed.
** A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


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

      (ii) Report on Form 8-K, filed on August 13, 2004 (earliest event reported August 13, 2004): Item 2 was reported.

      (iii) Report on Form 8-K, filed on August 17, 2004 (earliest event reported August 13, 2004): Item 7 was reported.

      (iv) Report on Form 8-K, filed on August 19, 2004 (earliest event reported August 18, 2004): Item 5 was reported.

      (v) Report on Form 8-K, filed on September 10, 2004 (earliest event reported September 9, 2004): Item 1.01 was reported.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.



                                         DATA SYSTEMS & SOFTWARE INC.

Dated:  November 16, 2004

                                  By: /s/ YACOV KAUFMAN
                                      ---------------------------------
                                      Yacov Kaufman
                                      Vice President and Chief Financial Officer