Form 10-K
period 2004-12-31
DATA SYSTEMS & SOFTWARE INC
filed 2005-04-14
CIK 880984

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number: 0-19771

DATA SYSTEMS & SOFTWARE INC.
(Exact name of registrant as specified in charter)

Delaware	22-2786081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Route 17, Mahwah, New Jersey	07430
(Address of principal executive offices)	(Zip Code)

(201) 529-2026

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
Common Stock Purchase Rights
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2004 was approximately $13.3 million. The aggregate market value was calculated by using the closing price of the stock on that date on The Nasdaq SmallCap Market.

Number of shares outstanding of the registrant’s common stock, as of March 31, 2005: 8,116,691

DOCUMENTS INCORPORATED BY REFERENCE:

Certain sections of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

Certain statements contained in this report are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should” or “anticipates”, or the negatives thereof, or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below under the heading “Item 1. Business-Factors That May Affect Future Results.”

EasyBillTM and OncoProTM are trademarks of our Endan IT Solutions Ltd subsidiary. Maingate® is a registered trademark and PowerCampTM, iNetTM and SuperstatTM are trademarks of Comverge, Inc.

PART I

ITEM 1. BUSINESS

OVERVIEW

We currently operate in two reportable segments: software consulting and development and computer hardware sales. As we no longer have control over our formerly consolidated subsidiary Comverge Inc. (see Note 3 to the Consolidated Financial Statements), effective as of the second quarter of 2003, we account for our investment in Comverge by the equity method and no longer consolidate Comverge's balances and operating activity into our consolidated balance sheets and statements of operations. Comverge’s previously consolidated results comprised our energy intelligence solutions segment.

•	Software Consulting and Development—Providing consulting and development services for computer software and systems, primarily through our dsIT subsidiary.

•	Computer Hardware Sales—Serving as an authorized dealer and a value-added-reseller (VAR) of computer hardware, through our Databit subsidiary.

SALES BY ACTIVITY

The following table shows, for the years indicated, the dollar amount and the percentage of the sales attributable to each of the segments of our operations.

	2002		2003		2004
	Amount	%	Amount	%	Amount	%
Software consulting and development	$14,202	25	$12,156	35	$11,581	39
Computer hardware sales	22,605	41	18,139	52	18,468	61
Energy intelligence solutions	19,023	34	4,700	13	--	--
Other	56	--	39	--	64	--
Total	$55,886	100	$35,034	100	$30,113	100

SOFTWARE CONSULTING AND DEVELOPMENT

Services

Through dsIT Technologies Ltd. (“dsIT”), we provide computer software and systems consulting, development and integration services. dsIT is a systems and software house, with significant capabilities in a wide range of application areas, spanning military applications, security and public safety systems, telecom and datacom systems, and command and control principal systems. Our technological expertise includes state-of-the-art hardware with embedded real-time software systems in a wide variety of applications: sonar, telecommunications, digital signal processing, image processing, software testing and validation, electronic warfare, simulation and electro-optics. In addition, we offer expertise and solutions products for billing, healthcare and other IT applications.

We provide our services either on a time-and-materials or fixed-price basis. When working on a time-and-materials basis, our engineers are generally sent to the customer’s premises to perform design and development activities under the customer’s direction. In these engagements, our personnel typically have no specific obligation for product delivery. During 2002, 2003 and 2004, sales attributable to services provided on a time-and-materials basis were $10.3 million $8.8 million and $8.8 million, respectively, accounting for approximately 73%, 74% and 76% of segment sales for 2002, 2003 and 2004, respectively.

When working on a fixed-price basis, we undertake to deliver software or hardware/software solutions to a customer’s specifications or requirements for a particular project, accounting for these services on the percentage-of-completion method. Since the profit margins on these projects are primarily determined by our success in controlling project costs, margins on these projects may vary substantially as a result of various factors, including underestimating costs, difficulties associated with implementing new technologies and economic and other changes that may occur during the term of the contract. During 2002, 2003 and 2004, sales from fixed-price contracts were $3.9 million, $3.2 million and $2.8 million, respectively, accounting for approximately 27%, 26% and 24% of segment sales for 2002, 2003 and 2004, respectively. Included in our fixed price projects are sales and maintenance of our billing and healthcare proprietary software packages, totaling $0.6 million, $1.1 million and $1.3 million, during 2002, 2003 and 2004, respectively.

Customers and Markets

Israel has historically been the primary area of this segment’s operations, accounting for 95%, 98% and 100% of segment sales in 2002, 2003 and 2004, respectively, and we expect this to continue in the future. We have created significant relationships with some of Israel’s largest companies in its banking, healthcare and electronics industries. In addition, dsIT is investing considerable effort to penetrate European and other markets in order to broaden its geographic sales base. In December 2004 dsIT signed a $0.9 million contract for supplying one of its sonar technology products to a European country. One customer accounted for 10% of segment sales in 2004 and in 2003.

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

Proprietary Rights

The customer, for whom the services are performed, generally owns the intellectual property rights resulting from our consulting and development services. We own two proprietary software packages: EasyBillTM, a comprehensive customer service and billing system aimed at the low to middle end application market; and OncoProTM, which manages hospital medical files and has advanced applications for oncology departments. These are licenses for use by customers, while we retain ownership of the intellectual property.

COMPUTER HARDWARE SALES

Products and Services

Through our Databit subsidiary, we sell and service PC-based computer hardware, software, data storage, client/server and networking solutions to large and midsize customers. Databit is a value-added-reseller and/or an authorized service provider for equipment and software from such well-known industry leaders as HP/Compaq, IBM, Microsoft, Oracle, 3Com, NEC, Acer, Apple and Dell. We offer our customers a full range of systems integration services, including design, implementation, hardware and software selection, and implementation of local and wide area networks. In addition, we provide maintenance and service to customers under extended service agreements. Our equipment and software sales and other services are offered under separately negotiated and priced agreements.

Databit is also endeavoring to expand its business by offering solutions in the wireless and software security solutions areas and has entered into VAR agreements in these areas.

Customers and Markets

Computer hardware segment sales include sales to two major customers, Montefiore Medical Center, a major New York medical center, which accounted for approximately 22%, 28% and 40% of segment sales and 9%, 15%, and 25% of consolidated sales in 2002, 2003 and 2004, respectively, and 48% and 67% of the segment’s receivables and 30% and 37% of consolidated receivables, at the end of 2003 and 2004, respectively. A large law firm accounted for approximately 21% of segment sales in 2002. No other customer accounted for more than 10% of segment sales. Most of our sales are made in the New York City Metropolitan area, with sales in this area accounting for 70%, 71% and 75% of segment revenues in 2002, 2003 and 2004, respectively.

Competition

The market for PCs and related peripheral hardware sales in which we operate is characterized by severe competition in price-performance, breadth of product line, financing capabilities, technical expertise, service and overall reputation. Manufacturers have been increasing their direct sales efforts on the Internet and otherwise reducing prices to end-users, which puts downward pressure on profit margins for distributors and value-added-resellers such as Databit. Our competitors include manufacturers, other VAR’s, large equipment aggregators (some of whom also sell to us) and systems integrators. Many of our competitors have longer operating histories, greater financial resources and buying power and broader, more established customer bases. We compete by offering attractive prices and flexible payment terms, and by helping our customers evaluate their needs and tailoring solutions by offering other value-added services such as configuration and on-site service.

ENERGY INTELLIGENCE SOLUTIONS

Overview

Effective as of the second quarter of 2003 and coincident to the successful placement of private equity (see below) we ceased to own a controlling interest in Comverge. Accordingly, Comverge’s financial results are no longer consolidated into ours. However, we continue to own a significant minority interest in Comverge and its financial results are included in our financial statements by utilization of the equity method of accounting. Comverge continues to play a major role in our corporate strategy, and Comverge continues to have a material effect on our financial results.

Comverge designs, develops and markets a full spectrum of products, services and turnkey solutions to electric utilities and energy service companies and their residential and commercial customers that provide energy intelligence solutions, such as the optimal transfer and usage of energy during peak demand periods. Comverge’s energy intelligence solutions bring to bear a combination of hardware development and manufacturing capabilities and a suite of software products which, together or separately, help investor-owned utilities, energy service companies and other providers of electricity, as well as their customers, address energy usage issues through load control, data communications and analysis, real-time pricing and integrated billing and reporting. Comverge’s load control solutions allow its customers to reduce usage or “shed load” during peak usage periods, such as the summer air conditioning season, thereby reducing or eliminating the need to buy costly additional power on the spot market, or invest in new peaking generation capacity. This solution is both cost-effective and environmentally superior to building new generation capabilities. Comverge’s two-way data communications solutions allow utilities to gather, transmit, verify and analyze real-time usage information, and can be used for automated meter reading, support time-of-use metering, theft detection, remote connect/disconnect and other value-added services.

During 2003, Comverge completed private equity placements of its Series A and A-2 Preferred Stock raising $18.6 million, in the aggregate, and the finalized terms for a new credit arrangement of $5 million with a leading financial institution. In 2004, Comverge completed an additional placement of shares of its Series A Preferred Stock in the amount of $3 million and placed $13.6 million of its Series B Preferred Stock. Comverge’s investors include Nth Power Management, EnerTech Capital Partners, Rockport Capital Partners, Ridgewood Capital, E.ON Venture Partners, Shell Internet Ventures, Emerson Venture Capital, Easton Hunt Capital Partners and Norsk Hydro Technology Ventures. In conjunction with the 2003 equity financing, Comverge also acquired certain assets, including the iNET™ software platform, from Sixth Dimension, Inc.

Comverge’s principal offices are located in East Hanover, New Jersey, from which its Enterprise group operates, and in Atlanta, Georgia, where its Solutions Group is headquartered. In addition, Comverge operates satellite offices in Newark, California, Pensacola, Florida and Tel Aviv, Israel.

Products and Services

Comverge offers data communications and load control product solutions that address the information and control needs of the global energy market through its power line technology and expertise it developed, combined with its strategic acquisitions of technology, personnel, contracts and customer base from Lucent, Scientific-Atlanta and Sixth Dimension. Comverge’s technical expertise includes load control, broadband, wireless and power line communications, as well as Internet and home networking and automation.

Comverge currently offers products and services in four product lines:
•	Real-time usage information products;
•	Load control products;
•	Gateway products, which combine real-time information and control; and
•	PowerCAMPTM Software products that allow utilities to conserve, analyze, monitor and price electric usage.

Real-Time Usage Information Products. Comverge markets the Maingate™ C&I, which is a meter-reading device for gathering and transmitting real-time usage information and providing distributed generation monitoring and control for commercial and industrial customers. The Maingate™ C&I uses Internet-based CDMA communications to transmit detailed information regarding patterns of energy consumption and is targeted at industrial and commercial customers, an important segment of the user market for energy companies. The use of CDMA for data communication makes Comverge’s product easier to install and less expensive to run than products that require a dedicated telephone line. Comverge’s alliance with Verizon Wireless gives it a national platform from which to market this product.

Load Control Products. Electricity generation and distribution companies use Comverge’s load control products to reduce peak electrical demand, avoiding the need to buy costly electricity on the spot market or to build new peaking generation facilities. Generators and distributors can use load control products to free capacity during high cost periods for resale to others. Comverge offers its customers two major load control products: digital control units, also known as DCUs, and thermostats, trademarked as SuperStats™. The DCU is a switch that can be connected to any appliance, such as an air conditioner or water heater, and that permits the user to turn appliances on and off from a remote location utilizing wireless communications. Comverge’s SuperStat™ product combines a programmable thermostat with a wireless communication module to provide cooling systems direct load control, allowing customers to choose when and how much energy to use, while giving the utility the ability to control air conditioning systems through the thermostat during peak usage periods.

Gateway Products. MaingateTM Home, Comverge’s gateway product, is a system designed around a communications “gateway,” or bridge, which permits two-way real-time communications between a local area network (LAN) (such as a “network” of appliances and other devices within a home or a network of meters at multiple users) and a wide area network (WAN) (such as cable, telephone or CDPD). Maingate provides information and load control functionality to both the electricity provider and its customers and can significantly reduce the customer’s electricity bills. When fully integrated with Comverge’s PowerCAMPTM software, MaingateTM Home provides its customers with a comprehensive solution for their diverse energy management requirements.

MaingateTM provides two-way real time metering, time-of-use pricing, load control and whole house surge suppression for residential users. In the typical configuration, the central air conditioning system, controlled by a SuperStat™ thermostat, the water heater and up to one additional appliance within the home, are fitted with power line communication (“PLC”) based load control devices. The load control devices and the SuperStat™ are networked, and linked via the Maingate gateway to the WAN. MaingateTM allows the customer to automatically respond to energy price variations to minimize their usage during high priced periods. Rollout of MaingateTM Home is being deployed for Florida’s Gulf Power under a contract that provides for the installation of MaingateTM into 40,000 homes.

PowerCAMPTM Software Products. PowerCAMPTM is an extensive suite of software developed by Comverge’s engineers and deployed in several countries. The software used in PowerCAMPTM has been subject to extensive field-testing and customer interaction and has been the backbone for monitoring and analyzing utility meter reading and load management programs using Comverge products. Comverge has taken this software and packaged and modularized it as a suite of stand-alone software editions for utilities and their residential, commercial and industrial customers. PowerCAMPTM can also serve those customers through a web-based Application Service Provider, or ASP, model. With the acquisition of the iNET™ software platform, Comverge has added technology for upstream monitoring and control of capital assets by offering comprehensive monitoring and control of power generation and substation assets.

Customers and Markets

Comverge’s energy intelligence solutions business has over 500 customers in eight countries and has an installed base of approximately 5,000,000 end-point installations worldwide. The global market for energy intelligence solutions is immature and still emerging. Reliable information as to the current size of the market it serves or its rate of growth is not readily available. The anticipated growth in Comverge’s market will be driven by the following factors:
•	Increasing worldwide demand for electricity and volatility of electricity prices;
•	Anticipated market and regulatory incentives to manage peak usage periods in an economically efficient and environmentally friendly manner; and
•	Continued deregulation of the electric utility industry in the United States and resulting increased competition among electric service companies.

Although the effects of the current trend toward deregulation in the United States and overseas are not certain, we anticipate that the new, more competitive environment, combined with expected government incentives and mandates, will result in continued growth in the demand for products designed to gather information and manage electricity usage.

Comverge’s customers are generally domestic electric utilities, electric service companies or prime contractors that serve electric utilities. Comverge’s largest customer is Florida’s Gulf Power, which purchased approximately $2.8 million in products and services in 2004. Comverge has demonstrated that its CDC and SuperStat™ products generally work well in small-scale deployments, and as its track record grows, Comverge expects to expand its sales to its existing customers to full-scale deployments. In addition to expanding relationships with existing customers, Comverge’s strategy is to take advantage of the relationships with these customers to extend its sales to their affiliates, many of whom are owned by large utility holding companies with several owned utilities. Comverge has also formed joint marketing partnerships with Verizon Wireless, Schlumberger and Honeywell, and continues to plan to expand on these relationships. In September 2004, Comverge signed a five-year agreement with Landis+Gyr, a leading meter manufacturer, to jointly market and develop commercial and industrial metering solutions.

Competition

Within the emerging energy intelligence solutions market, Comverge faces competition from a variety of companies and products, each of which is trying to garner a larger market share. Key competitors include Itron and Mainstreet Networks with respect to Comverge’s gateway products, Itron and Smartsynch with respect to Comverge’s commercial and industrial AMR products, and Cannon Technologies, Regency and Corporate Systems with respect to Comverge’s load control products. Comverge believes that its products offer significant competitive advantages because they:
•	have been proven in the field;
•	offer significant technological advantages over competing products; and/or
•	cost less than many of its competitors’ products.

However, some of Comverge’s competitors have more resources, better market recognition, a larger sales force or can offer features not offered by our products. In addition, certain of its competitors manufacture and sell electric meters or back-end billing or other software systems to utilities, possibly providing them an advantage in marketing their utility solution products. Comverge cannot be certain that its products will win market acceptance or that it will be able to capture a significant segment of the market.

Proprietary Rights

Comverge holds 14 patents and has one patent pending. Comverge attempts to vigorously protect all of its proprietary rights. Certain products that Comverge has developed and is developing incorporate or are derived from intellectual property owned by third parties under license to Comverge.

In Comverge’s product development activities, Comverge relies on a combination of nondisclosure agreements and technical measures to establish and protect its proprietary rights, if any, in its products. Comverge believes that as a result of the rapid pace of technological change in the software and real-time system industries, legal protection for its products, if any, will be less significant to its prospects than the knowledge, ability and expertise of its management and technical personnel.

BACKLOG

As of December 31, 2004, our backlog of work to be completed was $1.6 million, all of which related to our software consulting and development segment. We estimate that we will perform substantially all of our backlog work in 2005.

EMPLOYEES

At December 31, 2004, we employed a total of 206 people, including 163 persons in engineering and technical support, 17 in marketing and sales, and 26 in management, administration and finance. A total of 181 of our employees are based in Israel. We consider our relationship with our employees to be satisfactory.

We have no collective bargaining agreements with any of our employees. However, with regard to our Israeli activities, certain provisions of the collective bargaining agreements between the Israeli Histadrut (General Federation of Labor in Israel) and the Israeli Coordination Bureau of Economic Organizations (including the Industrialists Association) are applicable by order of the Israeli Ministry of Labor. These provisions mainly concern the length of the workday, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We generally provide our Israeli employees with benefits and working conditions beyond the required minimums. Israeli law generally requires severance pay upon the retirement or death of an employee or termination of employment without due cause. Furthermore, Israeli employees and employers are required to pay specified amounts to the National Insurance Institute, which administers Israel’s social security programs. The payments to the National Insurance Institute include health tax and are approximately 5% of wages (up to a specified amount), of which the employee contributes approximately 70% and the employer approximately 30%.

SEGMENT INFORMATION

For additional financial information regarding our operating segments, foreign and domestic operations and sales, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 to our Consolidated Financial Statements included in this Annual Report.

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

We have a history of operating losses, although these losses and our use of cash to fund our operating activities have decreased over the years. In 2002, 2003 and 2004, we had operating losses of $8.2 million, $3.6 million and $0.9 million, respectively. Cash used in operations in 2002, 2003 and 2004 was $6.3 million, $1.0 million and $0.1 million, respectively.

Although our operating results and cash from operations continue to improve, almost achieving breakeven in 2004, the balance of cash on hand as of the end of 2004 may not be sufficient to fund our operating activities for the next 12 months, particularly as we expect to require additional resources to fund anticipated growth in our operating segments in 2005. We believe that the balance of cash available, lines of credit available to our dsIT subsidiary and profits from our subsidiaries should provide sufficient liquidity to fund all our activities for at least the next 12 months in both our US and Israeli operations.

We intend to fund our US activities with the cash available and anticipated profits from our US operations. However, we continue to consider various restructuring, merger or acquisition and/or additional financing transactions, which would give us additional liquidity. We recently announced an agreement in principle to sell our dsIT subsidiary. This transaction, if and when consummated, would provide significant additional liquidity to the US companies. There is no assurance that such transaction will be completed. Should we need additional liquidity to finance our US activities and should we be unsuccessful in completing a timely transaction providing the necessary liquidity, and dsIT be unable to allocate funds to paying its debt to us, we may not have sufficient funds to finance our US activities. In such event, we might need to sell additional Comverge shares.

For additional discussion of our liquidity position and factors that may affect our future liquidity, see the discussion under the captions “Recent Developments” and “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Loss of the services of a few key employees could harm our operations.

We depend on our key management and technical employees. The loss of certain managers could diminish our ability to develop and maintain relationships with customers and potential customers. The loss of certain technical personnel could harm our ability to meet development and implementation schedules. Most of our significant employees are bound by confidentiality and non-competition agreements. We do not maintain a “key man” life insurance policy on any of our executives or employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. If we fail to attract or retain highly qualified technical and managerial personnel in the future, our business could be disrupted.

RISKS RELATED TO THE SOFTWARE CONSULTING AND DEVELOPMENT SEGMENT

Failure to accurately forecast costs of fixed-priced contracts could reduce our margins.

When working on a fixed-price basis, we undertake to deliver software or integrated hardware/software solutions to a customer’s specifications or requirements for a particular project. The profits from these projects are primarily determined by our success in correctly estimating and thereafter controlling project costs. Costs may in fact vary substantially as a result of various factors, including underestimating costs, difficulties with new technologies and economic and other changes that may occur during the term of the contract. If, for any reason, our costs are substantially higher than expected, we may incur losses on fixed-price contracts.

Hostilities in the Middle East region may slow down the Israeli hi-tech market and may harm our Israeli operations; our Israeli operations may be negatively affected by the obligations of our personnel to perform military service.

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

Many of our employees in Israel are obligated to perform military reserve duty. In the event of severe unrest or other conflict, individuals could be required to serve in the military for extended periods of time. In the past, there were numerous call-ups of military reservists to active duty, and it is possible that there will be additional call-ups in the future.

Our Israeli operations could be disrupted by the absence for a significant period of time of one or more of our key employees or a significant number of our other employees due to military service. Such disruption could harm our Israeli operations.

Exchange rate fluctuations could increase the cost of our Israeli operations.

Most of the sales in this segment stem from our Israeli operations and a significant portion of those sales are in New Israeli Shekels (“NIS”). In addition, many transactions that are linked to the dollar are settled in NIS. The dollar value of the revenues of our operations in Israel will decrease if the dollar is devalued in relation to the NIS during the period from the invoicing of a transaction to its settlement. In addition, significant portions of our expenses in those operations are in NIS, so that if the dollar is devalued in relation to the NIS, the dollar value of these expenses will increase.

One of our major customers has a history of operating deficits and may implement cost-cutting measures that may have a material adverse effect on us.

In 2004, 9% of the software consulting and development segment’s sales (12% and 9% in 2003 and 2002, respectively) and 11% of its billed receivables and unbilled work-in-process at December 31, 2004 (14% at December 31, 2003) were related to the Clalit Health Fund. The Clalit Health Fund is the largest HMO in Israel and one of the largest in the world. The fund has a history of running at a deficit, which in the past has required numerous cost cutting plans and periodic assistance from the Israeli government. Should the fund have to institute additional cost cutting measures in the future, which may include restructuring of its terms of payment, this could have a material adverse effect on the performance of this segment.

RISKS RELATED TO THE COMPUTER HARDWARE SALES SEGMENT

We face low margin and mass marketing competition.

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

Concentration of sales

The segment’s concentration of sales has increased both geographically and by customer. An increasingly large portion of our sales is from a major medical center, which accounted for approximately 40% of segment sales in 2004 (28% in 2003). Should this customer significantly reduce its orders for computer hardware, in general or from us in particular, for any reason, this could have a significant negative effect on operations.

In addition, computer hardware sales in the greater New York City metropolitan area represented 70%, 71% and 75% of the total segment sales for the years ended December 31, 2002, 2003 and 2004, respectively. Furthermore, most of the sales force for the segment is based in Manhattan and northern New Jersey.

RISKS RELATED TO OUR COMVERGE INVESTMENT

Although we no longer control Comverge, we have invested in it significantly and it continues to have a material effect on our consolidated results. Comverge’s revenues have fluctuated significantly from quarter to quarter and it has to date operated at a loss. Comverge’s activities are subject to many risks, including the following:

The market for its energy intelligence solutions is subject to rapid technological change; if it fails to keep pace, we will have difficulty developing and maintaining a market for its products and services.

Comverge’s market is characterized by rapid technological change. Communications and networking technologies are continuously changing and it will need to invest in continued product development, both hardware and software, in order to keep pace with these changing technologies. Although Comverge has been successful in raising significant financing, over the long term, Comverge may not have adequate resources to invest in development and accordingly, its development efforts may not be successful.

The pace of utility deregulation has been slow; the ultimate regulatory structure of the utility industry may not provide mandates or incentives to purchase our products.

The electric utility industry is undergoing significant deregulation. The pace of deregulation appears to have slowed due to the uncertainty about deregulation in the wake of the energy crisis in California in 2000 and the Enron reorganization. Market observers expect deregulation to include energy choice and time-of-use pricing requirements, which will mandate, or favor implementation by utilities of, load control programs and the use of automated meter reading and data distribution. However, the pace of deregulation has not been as rapid as expected and to date only a limited number of utilities have made purchase commitments for automated meter reading and data distribution systems. Many utilities have also deferred the purchase of load control systems, pending resolution of broader industry and regulatory developments. The results of deregulation are uncertain and may not result in the mandates or incentives for the types of services, which require AMR systems. If state and federal regulation does not provide these requirements or incentives, the market for its products may not develop as we expect.

Comverge must compete with other utility solution providers for market acceptance and customers.

While Comverge believes that the systems it offers have advantages over competing load control and data communications solutions, there are alternative solutions, and it cannot predict what share of the market it will obtain. In addition, some of its competitors have more sales and marketing resources, better brand recognition and/or technologies that offer alternative advantages. If its potential customers do not adopt its solutions or do so less rapidly than it expects, Comverge’s future financial results and its ability to achieve positive cash flow or profitability will be harmed.

Comverge may encounter difficulties in implementing its technology, products and services.

Problems may occur in the implementation of Comverge’s technology, products or services, and it may not successfully complete the commercial implementation of its technology on a wide scale. Future advances may render its technology obsolete or less cost effective than competitive systems. Consequently, it may be unable to offer competitive services or offer appropriate new technologies on a timely basis or on satisfactory terms.

Delays, quality control and price problems could arise due to its reliance on third-party manufacturers of certain components.

Comverge uses a limited number of outside parties to manufacture components of some of its products. Its reliance on third party manufacturers exposes it to risks relating to timeliness, quality control and pricing. Comverge has experienced certain delays and quality control problems from third-party manufacturers in the past and it may experience such problems with its current manufacturers. Implementing these new product offerings could cause some transitional delays and the diversification could have a negative impact on price and quality control. Such delays, price increases and/or quality control problems at Comverge’s third-party manufacturers could harm its relationships with its customers, its operating results and cash flow.

ITEM 2. PROPERTIES

Our corporate headquarters and the principal offices for our computer hardware sales segment are located in Mahwah, New Jersey in approximately 5,000 square feet of office space, at a rate of $85,000 per annum (plus annual CPI adjustments), under a lease that expires in September 2006. We also rent offices of approximately 3,500 square feet in New York City, at a current rate of $119,000 per annum, under a lease that expires in November 2008. Our West Coast sales office for our computer hardware sales segment consists of 500 square feet located in Los Angeles, California at a rate of $11,000 per annum, under a lease that expired in March 2004. We continue to lease the premises on a month-to-month basis. We also lease a 600 square foot sales office in southern New Jersey at a current rent of $9,000 per annum under a lease that expires in December 2005.

Our Israeli activities are conducted in approximately 18,000 square feet of office space in the Tel Aviv metropolitan area under a lease that expires in August 2009. The annual rent is approximately $298,000.  These facilities are used for the Israeli operations of the software consulting and development segment.

ITEM 3. LEGAL PROCEEDINGS

In March 2005, the Jerusalem District Court returned a decision in our favor in a suit against Israel Discount Bank. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Company’s Annual Meeting of Stockholders was held on December 21, 2004. The holders of 7,287,232 shares of common stock out of 8,116,691 shares of common stock were present either in person or by proxy and were entitled to vote on all matters. The following matters were voted on at the meeting;

1.     Proposal 1: Election of five members to the Board of Directors. Holders of our common stock entitled to vote on this matter, voted as follow:

	For	Withheld
George Morgenstern	4,849,739	2,445,993
Avi Kerbs	4,884,869	2,508,863
Elihu Levine	4,776,847	2,510,885
Shane Yurman	4,778,869	2,508,863
Samuel M. Zentman	4,884,619	2,403,113

2.     Proposal 2: Amendment of the 1994 Stock Incentive Plan. Holders of our common stock entitled to vote on this matter, voted as follows:

Shares Voted For	523,567
Shares Voted Against	2,677,771
Shares Voted Abstain	192,175
Broker Non-Votes	3,894,219

Proposal No. 2 was not adopted.

3.	Proposal 3: Amendment of the 1995 Stock Option Plan for Nonmanagement Employees. Holders of our common stock entitled to vote on this matter, voted as follows:

Shares Voted For	560,992
Shares Voted Against	2,662,946
Shares Voted Abstain	169,575
Broker Non-Votes	3,894,219

Proposal No. 3 was not adopted.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the OTC Bulletin Board (“OTCBB”) under the symbol “DSSI”. Prior to January 26, 2005, our Common Stock traded on The Nasdaq SmallCap Market and prior to March 3, 2003, it traded on The Nasdaq National Market System. The following table sets forth, for the periods indicated, the high and low reported sales prices per share of our Common Stock on The Nasdaq SmallCap Market and The Nasdaq National Market System (as applicable).

	High	Low
2003:
First Quarter	$2.79	$0.91
Second Quarter	2.79	1.80
Third Quarter	3.39	2.25
Fourth Quarter	3.45	2.45

2004:
First Quarter	4.05	2.76
Second Quarter	3.14	1.43
Third Quarter	1.90	0.64
Fourth Quarter	1.47	0.75

As of April 12, 2005, the last reported sales price of our common stock on the OTCBB was $1.32, there were 82 record holders of our common stock and we estimate that there were approximately 1,500 beneficial owners of our common stock.

We paid no dividends in 2003 or 2004 and presently do not intend to pay any dividends in 2005.

The following table provides information about our equity compensation plans as of December 31, 2004, including both stockholder approved plans and non-stockholder approved plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,220,250	$2.67	--
Equity Compensation Plans Not Approved by Security Holders(1)	470,185	$3.53	220,242
Total	1,690,435	$2.91	220,242

(1) The 1995 Stock Option Plan for Nonmanagement Employees is an integral part of our stock-based compensation structure and has been successfully used for grants to retain long-term non-management employees who have been crucial in supporting our senior executives. The plan gives the Board of Directors authority to grant stock options to our employees and non-executive officers, including those of our subsidiaries (which includes any subsidiary that is accounted for by the equity method) as well as other individuals who perform services for us, including consultants, who can make substantial contributions to our successful performance. Future option grants and the terms thereof will be determined by the Board of Directors in accordance with the terms of the plan. No award may be granted under the plan after April 18, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended December 31, 2002, 2003 and 2004 and consolidated balance sheet data as of December 31, 2003 and 2004 has been derived from our audited Consolidated Financial Statements included in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 2000 and 2001 and the selected consolidated balance sheet data as of December 31, 2000, 2001 and 2002 has been derived from our unaudited consolidated financial statements not included herein.

This data should be read in conjunction with our Consolidated Financial Statements and related notes included herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Statement of Operations Data:

	For the Years Ended December 31,
	2000**	2001**	2002*	2003*	2004*
	(unaudited)	(unaudited)
	(in thousands, except per share data)
Sales	$55,246	$44,551	$55,886	$35,034	$30,113
Cost of sales	43,737	36,562	42,971	27,976	23,587
Gross profit	11,509	7,989	12,915	7,058	6,526
Research and development expenses	928	2,284	1,526	153	30
Selling, marketing, general and administrative expenses	15,258	15,743	16,689	10,498	7,369
Impairment of goodwill and investment	--	227	2,850	--	--
Gain on issuance of shares in subsidiary	--	397	--	--	--
Operating loss	(4,677)	(9,868)	(8,150)	(3,593)	(873)
Interest income	1,753	1,104	253	61	84
Interest expense	(704)	(408)	(1,212)	(788)	(175)
Loss on early redemption of debt	(943)	--	--	--	--
Other income (loss), net	(88)	(32)	113	(475)	197
Loss from operations before taxes on income	(4,659)	(9,204)	(8,996)	(4,795)	(767)
Taxes on income	164	(16)	28	(1)	126
Loss from operations of the Company and its consolidated subsidiaries	(4,823)	(9,188)	(9,024)	(4,794)	(893)
Share of losses in Comverge	--	--	--	(1,752)	(1,242)
Gain on sale of shares in Comverge	--	--	--	--	705
Minority interests, net of tax	--	--	880	264	(90)
Loss from continuing operations	(4,823)	(9,188)	(8,144)	(6,282)	(1,520)
Income (loss) from discontinued operations, net of income taxes	(431)	(607)	--	--	348
Gain on sale of discontinued operations, net of income taxes	5,366	--	--	--	--
Net income (loss)	$112	$(9,795)	$(8,144)	$(6,282)	$(1,172)
Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.64)	$(1.32)	$(1.11)	$(0.81)	$(0.19)
Discontinued operations	0.66	(0.09)	--	--	0.04
Net income (loss) per share (basic and diluted)	$0.02	$(1.41)	$(1.11)	$(0.81)	$(0.15)
Weighted average number of shares outstanding - basic and diluted	7,422	6,970	7,349	7,738	7,976

* Since the latter part of 2003, we have not recorded revenues from our US-based consulting business. During the second quarter of 2004, we decided to discontinue our efforts to reestablish this business as it was previously conducted. As a result, in the year ended December 31, 2004, we recorded a gain from discontinued operations of $348,000 net of tax. The selected consolidated statement of operations data for the years ended December 31, 2002 and 2003 has not been restated for the discontinued operations as the effect is immaterial (see Note 17 to our Consolidated Financial Statements).

** The selected consolidated statements of operations data for the years ended December 31, 2000 and 2001 has been restated for the discontinued operations of our US-based consulting business and are unaudited.

Selected Consolidated Balance Sheet Data:

	As of December 31,
	2000	2001	2002	2003	2004
	(unaudited)	(unaudited)	(unaudited)
	(in thousands)
Working capital	$18,178	$6,809	$2,845	$729	$874
Total assets	42,157	39,244	33,347	17,784	17,025
Short-term and long-term debt	6,606	8,681	10,033	2,259	1,396
Minority interests	40	2,530	1,609	1,367	1,471
Total shareholders’ equity	22,581	14,362	7,128	3,200	2,125

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Agreement in Principle to Sell dsIT

In March 2005, we and the other shareholders of dsIT entered into an agreement in principle for the sale of all the outstanding shares of dsIT to Matrix IT Ltd. Matrix is listed on the Tel Aviv Stock Exchange and is part of the Formula Group, which is listed on The Nasdaq National Market. Under the terms of the agreement in principle, the total consideration to be paid for the shares would be $9 million, to be paid in cash and in Matrix ordinary shares. A portion of the consideration is subject to adjustment based on dsIT’s performance against certain operating goals to be set forth in the definitive agreement. The agreement in principle includes a “no-shop” agreement for a period of 45 days to allow Matrix to perform its due-diligence investigation.

The consummation of the above transaction is subject to (i) satisfactory completion by Matrix of its due diligence investigation of dsIT, (ii) negotiation and execution of a definitive agreement, and (iii) the receipt of all necessary corporate and other approvals. The actual consideration to be paid by Matrix for the dsIT shares, and the amount that we may receive in connection with the transaction, is subject to adjustment. There is no assurance that the transaction will be consummated on the terms described above or at all.

IDB Litigation

In March 2005, a Jerusalem District Court rendered a decision in our favor in our suit against Israel Discount Bank (“IDB”) and has awarded us damages, legal fees and other costs of approximately $2.2 million.

Our case against IDB was commenced in March 1999 and had alleged that IDB had wrongfully retained control of our shares in Decision System Israel Ltd. (now known as dsIT Technologies Ltd.). Our action also sought a declaratory judgment that we were not liable to IDB on a guarantee made on behalf of a former equity affiliate. In September 2001 the District Court decided against us on all claims. We appealed the decision to the Israel Supreme Court, which in June 2004 upheld the decision of the District Court on the guarantee but reversed the District Court on the shares and held that IDB had wrongfully retained the shares. The Supreme Court remanded the case to the District Court to determine the damages payable to us by IDB. The decision in March 2005 was rendered on the remand from the Israel Supreme Court. The District Court decision is subject to appeal by IDB, which we understand it intends to file. There is no assurance that the decision in our favor will be upheld on appeal.

In accordance with generally accepted accounting principles, any gain contingency associated with the decision in our favor will not be recognized as income until the earlier of the exhaustion of all appeals or settlement of the action.

OVERVIEW AND TREND INFORMATION

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in “Item 1. Business-Factors Which May Affect Future Results.”

We operate in two reportable segments: software consulting and development, and computer hardware sales. Until March 31, 2003, we included the results of Comverge in our energy intelligence solutions segment. Since March 31, 2003, we no longer consolidate the results of Comverge (see Note 3 to our Consolidated Financial Statements included in this report) and therefore no longer include their results in our segment reporting.

The following analysis should be read together with the segment information provided in Note 15 to our Consolidated Financial Statements included in this report.

Software Consulting and Development

Segment revenues remained relatively stable in 2004 compared to 2003, with the decrease in project and fixed price revenues being offset by an increase in time-and-material consulting revenues. The improved cost structure facilitated a significant increase in this segment’s gross profits and operating income, despite the slight decrease in revenues. We currently expect the trend of growing profitability to continue in 2005, as a result of our improved cost structure and anticipated steady growth in sales.

The projected growth in sales is expected to come primarily from fixed price development projects in general and our sonar technology products in particular. An indication of this, can be found in a contract signed with a European shipyard in December 2004 for one of our sonar related products, for a total contract price of €710,000 (approximately $950,000 as of March 16, 2005) most of which we expect will be recognized in 2005. In addition, we expect the consulting market to continue to be stable, with possible marginal growth.

dsIT has been successful in bidding (together with our Databit subsidiary) for certain combined hardware/software solutions for the Israeli Ministry of Defense (MoD) and we expect this cooperation to produce increased revenues in 2005.

As described above in “Recent Developments,” in March 2005, we, together with the other shareholders of dsIT, entered into an agreement in principle for the sale of all the outstanding shares of dsIT to Matrix IT Ltd. If the sale is consummated, we would no longer have any continuing operations in this segment.

Computer Hardware Sales

Sales in 2004 were marginally higher than in 2003, although the improved gross profit margin caused gross profit to increase by more than 15%. The segment’s dependency on sales to a particular customer has increased and we are investing significant efforts to diversify our sales base.

To offset the concentration and volatility in the hardware resale market, we continue to seek to diversify our revenue base and have initiated efforts to augment with more value added software products and services. We currently expect sales to increase in 2005, primarily due to new VAR activity in the area of integrated hardware/software security solutions for computer LAN and WAN networks and related services, leveraging our existing VAR customer base. These activities, together with continuing joint marketing efforts with dsIT for Israeli Ministry of Defense projects, are intended to reduce Databit’s dependency on the computer hardware markets in the future and the concentration of its revenue base.

Energy Intelligence Solutions

During 2004, Comverge signed another two Virtual Peaking Capacity™ (“VPC”) agreements bringing its total VPC programs under contract to more than 190 Megawatts. Under the Virtual Peaking Capacity™ program, Comverge installs, owns and operates a demand-side load management system marketed to small commercial and residential energy consumers. This fully outsourced service solution allows utilities and ISOs to call upon needed capacity reduction that can be dispatched within minutes, throughout the designated service territory.

In addition, Comverge has strengthened its strategic alliances with equipment providers such as Landis+Gyr, White-Rogers and others, broadening the spectrum of solutions offered.

To continue to provide the much needed financing required to strengthen its market position and support further growth and development in its Demand Response, Load Management, AMR, and VPC solution-based offerings, in October 2004, Comverge completed a Series B Preferred Share financing round, raising approximately $13.6 million. This brought the total capital raised by Comverge in 2003 and 2004 to approximately $32 million. The investing group supporting Comverge includes, in addition to us, Rockport Capital Partners, Nth Power Management, EnerTech Capital Partners, NorskHydro Ventures, and Ridgewood Capital. As a result of the most recent financing round, in which we did not participate, we currently own approximately 7% of Comverge’s preferred shares and 76% of its common shares, representing approximately 25% of its total equity.

Corporate

Comverge has been successful in raising approximately $32 million and establishing bank credit lines and other alternative financing, so that we do not need to further fund Comverge operations. Although George Morgenstern, our Chairman and Chief Executive Officer, had announced his retirement from full-time employment, initiating his consulting contract as of January 1, 2004, he has made himself available on a full time basis during 2004, and will continue to fill other appropriate positions the Board may desire. In light of our reduced involvement with Comverge, the independent management in place at our dsIT and Databit subsidiaries and our CEO’s semi-retirement, we continued to evaluate our corporate activities and structure. This evaluation has included exploration of restructuring, acquisitions or mergers and/or other strategic alternatives. To this end, in April 2004, we signed a letter agreement with Kardan Communications Ltd. (“Kardan”), a subsidiary of Kardan N.V., for a strategic transaction with Kardan or an affiliate thereof. In July 2004, Kardan informed us that it no longer intended to proceed with the transaction. Since that time, we have continued to consider other strategic alternatives, which could include possible restructuring, merger or acquisition and/or financing transactions. For disclosure regarding our recently announced agreement in principle for the sale of dsIT, see “Recent Developments” above.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

We have identified the following as critical accounting policies affecting our company: principles of consolidation and investments in associated companies; revenue recognition; foreign currency transactions; income taxes; goodwill and other long-lived assets; and stock-based compensation.

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

Investments in associated companies are accounted for by the equity method. Our Comverge investment is comprised of both common and preferred stock. As of December 31, 2004 the balance of our investment was a net liability of $1.4 million, comprised from negative investment in common shares of $1.8 million, partially offset by our investment in preferred shares of $0.4 million. We currently record equity losses in Comverge only against our preferred investment based on our current 7% holding in Comverge’s preferred shares, and will continue to do so only until the balance of our preferred share investment is zero. Should we begin to record equity income on our investment in Comverge, we would record that equity income to our preferred investment up to our original $3.6 million preferred share investment in Comverge, and thereafter to our investment in Comverge’s common shares, of which we currently own approximately 76%.

Revenue recognition

Revenue from time-and-materials service contracts, maintenance agreements and other services is recognized as services are provided. Revenue on the sale of products and software is recognized when substantial evidence of an arrangement exists, the price is fixed and determinable, delivery or shipment has occurred and there is reasonable assurance of collection of the sales proceeds. Such revenue generally does not involve difficult, subjective or complex judgments, nor does it contain multiple elements undelivered at the date of sale.

In 2004, we derived $2.8 million of revenues from fixed-price contracts, all of which are attributable to our software and consulting development segment, representing approximately 9% of consolidated sales in 2004 ($3.2 million and 9%, and $3.9 million and 7%, in 2003 and 2002, respectively), which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized for a particular period, using the percentage-of-completion method as costs (primarily direct labor) are incurred, with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and consulting margins may be significantly and negatively affected and losses on existing contracts may need to be recognized. Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations.

In addition, a significant portion of Comverge’s revenues is subject to a sample testing of possible load shedding facilitated by its VPC program. This sampling takes place once a year and Comverge does not recognize the revenues and profits subject to completion of this test and positive verification of the possible load shedding. As of December 31, 2004 Comverge did not recognize $1.7 million in revenues and $1.4 million in gross profits.

Foreign currency transactions

The currency of the primary economic environment in which our corporate headquarters and our U.S. subsidiaries operate is the United States dollar (“dollar”). Accordingly, the Company and all of its U.S. subsidiaries use the dollar as their functional currency.

Our dsIT Israeli subsidiary accounts for approximately 39% of our net revenues for the year ended December 31, 2004 (34% for the year ended December 31, 2003), and 71% of our assets and 39% of our total liabilities as of December 31, 2004 (55% of our assets and 53% of our total liabilities as of December 31, 2003). dsIT’s functional currency is the New Israeli Shekel (“NIS”) and its financial statements have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the exchange rate at date of transaction. In 2002 and 2003 the resulting translation adjustments were not reported. All exchange gains and losses denominated in non-functional currencies are reflected in other income (loss), net in the consolidated statement of operations when they arise.

Income taxes

We have a history of unprofitable operations due to losses incurred in a number of our operations. These losses generated sizeable state, federal and foreign tax net operating loss (“NOL”) carryforwards, which as of December 31, 2004 were approximately $6.4 million, $8.7 million and $9.4 million, respectively.

Generally accepted accounting principles require that we record a valuation allowance against the deferred income tax asset associated with these NOL carryforwards and other deferred tax assets if it is “more likely than not” that we will not be able to utilize them to offset future income taxes. Due to our history of unprofitable operations, we only recognize net deferred tax assets in those subsidiaries in which we believe that it is “more likely than not” that we will be able to utilize them to offset future income taxes in the future. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income or disallowed expenses.

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

Goodwill and other long-lived assets

We review the carrying value of our long-lived assets held for use whenever circumstances indicate there may be an impairment. For all assets excluding goodwill, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The fair value is determined by applying a market-rate multiple to the estimated near-term future revenue stream expected to be produced by the segment. SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” We no longer amortize our goodwill and are required to complete an annual impairment test. For the purpose of implementing SFAS No. 142, we have designated the fourth quarter as the period of the annual test and determined that we have two reporting units, which are the same as our two reportable segments. In 2002 we came to the conclusion that due to the slow down in the hi-tech markets, we recognized an expense for the impairment of goodwill and acquired software of $3.0 million ($2.4 million net of minority interests). No impairment was found in the annual assessment for the years ended December 31, 2003 or 2004.

As of December 31, 2004, we had an aggregate of $4.4 million of goodwill, all of which relates to our software consulting and development segment. Additionally, at December 31, 2004, we had $0.1 million net book value of other identifiable intangible assets.

Stock-based compensation

In December 2002, the FASB issued SFAS No.148--Accounting for Stock-Based Compensation--Transition and Disclosure (“FAS 148”). This statement amends SFAS No. 123--Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price. In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“FAS”) No. 123, “Share-Based Payment” (“FAS 123R”), which addresses the accounting for share-based payment transactions in which we obtain employee services in exchange for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. For us, this statement will be effective as of July 1, 2005 and we expect to apply the modified prospective application transition method, as permitted by the statement. We estimate that the cumulative effect of adopting FAS 123R as of July 1, 2005, our adoption date, based on the awards outstanding as of December 31, 2004, will be approximately $158,000. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to December 31, 2004 and prior to our adoption of FAS 123R.

We account for stock-based compensation issued to non-employees on a fair value basis in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services” and related interpretations. We use the Black-Scholes valuation method to estimate the fair value of warrants.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statement of operations data as a percentage of our total sales:

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(unaudited)	(unaudited)
Sales	100%	100%	100%	100%	100%
Cost of sales	79	82	77	80	78
Gross profit	21	18	23	20	22
Research and development expenses	2	5	3	--	--
Selling, marketing, general and administrative expenses	28	35	30	30	24
Impairment of goodwill and investment	--	(1)	5	--	--
Gain on issuance of shares in subsidiary	--	1	--	--	--
Operating loss	(8)	(22)	(15)	(10)	(3)
Interest income (expense), net	2	2	(1)	(2)	--
Loss on early redemption of debt	(2)	--	--	--	--
Other income (loss), net	--	--	--	(1)	1
Loss from operations before taxes on income	(8)	(21)	(16)	(14)	(3)
Taxes on income	1	--	--	--	--
Loss from operations of the Company and its consolidated subsidiaries	(9)	(21)	(16)	(14)	(3)
Share of losses in Comverge	--	--	--	(5)	(4)
Gain on sale of shares in Comverge	--	--	--	--	2
Minority interests, net of tax	--	--	1	1	--
Loss from continuing operations	(9)	(21)	(15)	(18)	(5)
Income (loss) from discontinued operations, net of income taxes	--	(1)	--	--	1
Gain on sale of discontinued operations, net of income taxes	9	--	--	--	--
Net income (loss)	--%	(22)%	(15)%	(18)%	(4)%

The following table sets forth certain information with respect to revenues and profits of our two reportable business segments for the years ended December 31, 2002, 2003 and 2004, including the percentages of revenues attributable to such segments. Until March 31, 2003, we included the results of Comverge in our energy intelligence solutions segment. Since March 31, 2003, we no longer consolidate the results of Comverge and no longer include their results in segment reporting (see Note 3 to our consolidated financial statements). The column marked “Other” aggregates information relating to miscellaneous operating segments, which may be combined for reporting under applicable accounting principles.

	Software Consulting and Development	Energy Intelligence Solutions	Computer Hardware	Other	Total
	(dollars in thousands)
Year ended December 31, 2004:
Revenues from external customers	$11,581	$--	$18,468	$64	$30,113
Percentage of total revenues from external customers	39%	--	61%	--	100%
Gross profit	2,718	--	3,744	64	6,526
Segment income	209	--	15	38	262

Year ended December 31, 2003:
Revenues from external customers	$12,156	$4,700	$18,139	$39	$35,034
Percentage of total revenues from external customers	35%	13%	52%	--	100%
Gross profit	2,581	1,313	3,125	39	7,058
Segment loss	(849)	(1,422)	(199)	(17)	(2,487)

Year ended December 31, 2002:
Revenues from external customers	$14,202	$19,023	$22,605	$56	$55,886
Percentage of total revenues from external customers	25%	34%	41%	--	100%
Gross profit	2,674	6,087	4,098	56	12,915
Impairment of goodwill and investments	2,850	--	--	--	2,850
Segment income (loss)	$(4,503)	$(2,161)	$15	$(2)	$(6,651)

2004 COMPARED TO 2003

Sales. The decrease in sales in 2004, as compared to 2003, was due almost entirely to the inclusion of Comverge's sales of $4.7 million in the first quarter of 2003; commencing the second quarter of 2003, we no longer consolidated Comverge's operations. Sales in our consolidated segments remained relatively stable.

Gross profit. The decrease in gross profits in 2004, as compared to 2003, was entirely attributable to the inclusion of Comverge's gross profit of $1.3 million in the first quarter of 2003. This decrease was net of an increase in gross profit in both of our consolidated segments, as a result of improved gross profit margins. In the software consulting and development segment the gross profit margin increased to 23%, from 21% in 2003, and in the computer hardware sales segment, gross profit margin increased to 20%, from 17% in 2003. The improved gross profit margins in our consolidated segments more than offset the detraction of Comverge’s higher gross profit margin.

Research and development expenses (“R&D”). The decrease in R&D expenses was primarily due to our company no longer consolidating Comverge’s operations since the second quarter of 2003.

Selling, marketing, general and administrative expenses (“SMG&A”). The decrease in SMG&A in 2004, as compared to 2003, was primarily attributable to the fact that SMG&A in the 2003 period included $2.2 million of Comverge's SMG&A and, since the second quarter of 2003, we no longer consolidate Comverge's operations. The remaining decrease in SMG&A was due to a decrease in SMG&A in our software consulting and development segment as well as decreased corporate G&A.

Interest income (expense), net. The decrease in net finance expenses is attributable in part to completing the accretion of discounts and the amortization of related costs in connection with convertible debt and warrants in the first few months of 2003, which accounted for almost one-half of these expenses in 2003. Finance expense has also decreased as a result of the continued reduction of our outstanding balances of bank debt as well as reductions in interest rates throughout 2003 and 2004.

Other income, net. During the second quarter of 2004, we received a decision from the Israeli Supreme Court in our dispute with an Israeli bank. In its decision, the Court reversed the district court’s award for costs in favor of the bank for which we had previously accrued. The courts also remanded to the district court our claims against the bank for a determination as to the amount of damages. As a result of the decision we recorded other income of approximately $0.2 million.

Share of Losses in Comverge. Our share of Comverge's $9.3 million and $8.0 million of net losses in 2004 and 2003, respectively, was $1.2 million and $1.8 million, respectively. Comverge's increased losses during 2004 were primarily due to increased SG&A expenses, primarily attributable to the marketing expenses associated with its new VPC programs.

Gain on sale of shares in Comverge. In the third quarter of 2004, we signed an agreement with certain other shareholders of Comverge’s Preferred Stock for the sale by us to other shareholders of 480,769 shares of Comverge Preferred Stock for approximately $1.0 million, resulting in a gain of $0.7 million.

Minority interests. Minority interests reflect the minority interests in income generated by our dsIT subsidiary.

Discontinued operations. Since the latter part of 2003, we have not recorded revenues from our US based consulting business. During the second quarter of 2004, we decided to discontinue our efforts to reestablish this business as it was previously conducted. As a result, in 2004 we recorded a gain from discontinued operations of $0.3 million.

2003 COMPARED TO 2002

Sales. Of the $20.9 million decrease in sales in 2003 compared to 2002, $14.3 million was due to Comverge, which, since the second quarter of 2003, is no longer fully consolidated. Sales decreased in the computer hardware sales segment by $4.5 million, primarily due to the non-recurrence of the extraordinarily high segment sales in the fourth quarter of 2002. In the software consulting and development segment, sales decreased by $2.0 million, primarily due to the decrease in the number of consultants and development projects in 2003. This decrease was primarily attributable to the downturn in the high-tech market in general and the software consulting and development market in particular.

Gross profit. The decrease in gross profit and gross profit margin in 2003 as compared to 2002 was also primarily due to our company no longer fully consolidating Comverge’s operations since the second quarter of 2003. This accounted for $4.8 million of the $5.9 million decrease. In addition, as Comverge’s gross profit margin was higher than that of our two continuing operating subsidiaries, ceasing to consolidate its operations caused a decrease in our consolidated gross profit margin. Gross profit in the computer hardware sales segment decreased in 2003 by $1.0 million, primarily due to the aforementioned decrease in sales. In the software consulting and development segment, despite the significant decrease in sales, gross profit remained relatively stable, with gross profit margin improving from 19% in 2002 to 21% in 2003, due to the improved cost structure achieved as a result of cost cutting measures implemented over the last two years, and the completion of most of the projects running at lower profit margins in previous periods.

Research and development expenses (“R&D”). The decrease in R&D expenses was primarily due to our no longer consolidating Comverge’s operations since the second quarter of 2003.

Selling, marketing, general and administrative expenses (“SMG&A”). The discontinued full consolidation of Comverge’s operations since the second quarter of 2003 accounted for $4.3 million of the $6.2 million decrease in SMG&A expenses in 2003 as compared to 2002. However, SMG&A decreased in all our other activities as well. In the software consulting and development segment, SMG&A decreased by $0.6 million, or 17%, as a result of cost cutting measures begun in 2002 and continuing through 2003. SMG&A in our computer hardware sales segment also decreased by $0.5 million, primarily due to reduced commissions on reduced sales. Finally, corporate SMG&A also decreased primarily due to reduced professional fees and compensation expense.

Interest income (expense), net. The decrease in net finance expenses is attributable to completing the accretion of discounts and the amortization of related costs in connection with convertible debt and warrants in 2002 and the first few months of 2003, which accounted for approximately half the interest expense in 2002.

Other loss, net. The other loss in 2003 was primarily attributable to the write-off of a stockholder’s note received from Comverge’s CEO.

Share of Losses in Comverge. We began to account for Comverge on an equity basis as of the second quarter of 2003 (see Note 3 of our Consolidated Financial Statements). Our share of Comverge's $7.9 million net losses during the period from April 1, 2003 to December 31, 2003 was $1.8 million. Comverge's increased losses in 2003 of $9.3 million, compared to $2.2 million in 2002, was primarily attributable to a decrease in sales, particularly those related to Comverge’s family of DCU and SuperstatTM products as well as those stemming from its Gulf Power contract, where shipments have been suspended. In addition, SMG&A in Comverge increased primarily due to increased advertising and marketing expenses, particularly those related to front-end marketing and advertising costs related to its new Utah - PacifiCorp VPN program.

Minority interests. Minority interests reflect the minority interests in losses generated by our dsIT subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had working capital of $0.9 million, including $0.7 million in cash and cash equivalents. Operating activities in 2004 were almost breakeven, with net cash used in operating activities in 2004 of $0.1 million. This was a result of our controlled operating entities having positive cash flow from operations of $1.3 million, almost fully offsetting the cash used to finance corporate expenses totaling $1.5 million.

Of the total working capital at December 31, 2004, $0.3 million was in our majority-owned dsIT subsidiary. Due to Israeli tax and company law constraints, the significant minority interest in dsIT and dsIT’s own cash and finance needs, such working capital and cash flows from dsIT’s operations are not readily available to finance U.S. activities. As at December 31, 2004, dsIT was utilizing $0.7 million of its $1.2 million line of credit. dsIT's line of credit is denominated in NIS and bears interest at a rate equal to the Israeli prime rate plus 2.6% per annum. The Israeli prime rate fluctuates and as of December 31, 2004, was 5.2%. We believe that dsIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months. This is based on continued utilization of its line of credit and improved operating results stemming from continued cost reductions as well as anticipated growth in sales.

Our operating results and cash from operations continue to improve, almost achieving breakeven in 2004. The cash balance in our US operations as of the end of 2004 was $732,000, and as of March 29, 2005 was $92,000. Management currently projects continued growth in the revenues of our computer hardware sales segment and reduction of corporate expenses. Based on these projections, we expect this balance and cash generated from our computer hardware sales segment to provide sufficient liquidity for at least the next 12 months, though Databit’s growth may require additional short-term lines of credit. However, management has formulated contingency plans in the event we do not meet these projections.

As described above under "Recent Developments", in March 2005, we, together with the other shareholders of our dsIT subsidiary, entered into an agreement in principle for the sale of all the outstanding shares of dsIT to Matrix IT Ltd. Under the terms of the agreement, assuming an agreed upon net asset value, the total consideration to be paid for the shares would be approximately $9 million, to be paid in cash and in Matrix ordinary shares. A portion of the consideration is subject to adjustment based on dsIT’s performance against certain operating goals to be set forth in the definitive agreement. Should we not succeed in closing a definitive agreement for the sale of dsIT, we expect dsIT to continue generating profits at a level similar to that of the last quarter of 2004. Although dsIT will need to utilize its profits to fund this growth, we expect that completion of certain projects and accumulated profits will enable dsIT to repay a portion of its loan from DSSI, beginning in August of 2005, thus providing additional liquidity to the US operations. In addition, we believe that should we need additional liquidity , we will be able to sell a portion of our Comverge Preferred shares, as we did in September 2004.

Based on our expectations and contingency plans described above, all of the above are expected to provide more than sufficient liquidity for DSSI’s foreseeable future and the next 12 months in particular.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of December 31, 2004 :

	Ending December 31,
	(in thousands)
Cash Payments due to Contractual Obligations	Total	2005	2006-2007	2008-2009	2010 and thereafter

Long-term debt related to Israeli operations	$667	$466	$201	$--	$--
Contingent performance of bank guarantees (1)	410	410	--	--	--
Operating leases	3,608	1,240	1,761	607	--
Potential severance obligations to Israeli employees (2)	4,279	2	70	29	4,178
Consulting agreement with CEO (3)	1,650	300	600	450	300
Purchase commitments	--	--	--	--	--
	10,614	2,418	2,632	1,086	4,478
Other long-tem liabilities reflected on balance sheet in accordance with GAAP	--	--	--	--	--

Total contractual cash obligations	$10,614	$2,418	$2,632	$1,086	$4,478

We expect to finance these contractual commitments in 2005 from cash currently on hand and cash generated from operations.

(1) Previously, we accrued a loss for contingent performance of bank guarantees, the balance of which was $0.4 million at December 31, 2004, included in other current liabilities. A portion of these guarantees was collateralized by means of a deposit of $0.2 million as of December 31, 2004.

(2) Under Israeli law and labor agreements, dsIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of December 31, 2004, we accrued a total of $4.3 million for potential severance obligations which is included in long term liabilities, of which approximately $2.8 million was funded with cash to insurance companies.

(3) Under the terms of his employment agreement with us, as amended, we have an obligation to continue to pay our Chief Executive Officer consulting fees over a seven-year period starting January 1, 2005. As a result, during the coming four years, through 2008, we have to pay our CEO $240,000 per year, equal to 50% of his salary in effect as of December 31, 2003. From 2009 through 2011, we must pay $120,000 per year, equal to 25% of that salary. In addition, we must pay contributions to a non-qualified defined contribution retirement plan equal to 25% of the consulting fee. In accordance with the employment contract, we are obliged to fund amounts payable for the term of the consulting period by the purchase of an annuity or similar investment product at the beginning of the consulting period. The CEO has agreed to allow us not to so fund such amounts until the earlier of (i) March 31, 2006, (ii) his termination as CEO, or (ii) the closing of a transaction with gross proceeds to us of at least $1.5 million.

Certain Information Concerning Off-Balance Sheet Arrangements.

Our Israeli subsidiary provided various performance, advance and tender guarantees as required in the normal course of its operations. As of December 31, 2004, such guarantees totaled approximately $0.2 million and are due to expire through October 2005.

We have certain obligations to pay consulting fees to our CEO over the next seven years as described above in Note 3 to the table included under Contractual Obligations and Commitments.

Under the employment agreement with the Chief Executive Officer of Databit, if his employment is not renewed after the initial term or any renewal term, he will be entitled to receive a lump sum payment equal to one year’s salary and the bonus he would have earned for the calendar year in which the non-renewal occurred (in a lump sum payment). If his employment is terminated by us other than for cause and certain other circumstances, then he will be entitled to 2.9 times both his annual salary then in effect and the average bonus paid during the three preceding years (or such shorter period if the termination occurred before the third year). His current salary is $250,000.

Impact of Inflation and Currency Fluctuations

A majority of our sales are denominated in dollars. The remaining portion is either in NIS or denominated in NIS, linked to the dollar. Such sales transactions are negotiated in dollars; however, for the convenience of the customer they are settled in NIS. These transaction amounts are linked to the dollar between the date the transactions are entered into until the date they are effected and billed. From the time these transactions are effected and billed through the date of settlement, amounts are primarily unlinked. The majority of our expenses in Israel are in NIS, while a portion is in dollars or dollar-linked NIS.

The dollar cost of our operations in Israel may be adversely affected in the future by a revaluation of the NIS in relation to the dollar, should it be significantly different from the rate of inflation. In 2004 the appreciation of the NIS against the dollar was 1.6%, whereas in 2003 the appreciation of the NIS against the dollar was 7.6%. Inflation in Israel was 1.2% in 2004 and -1.9% during 2003. During the first two months of 2005, the NIS was devalued against the dollar by 1.1% and inflation during this period was -0.4%.

As of December 31, 2004, virtually all of our monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS. In the event that in the future we have material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

Payments to Related Parties

We have engaged certain of our directors and former directors to render professional services to us. One of our former directors, who is also the son-in-law of our Chief Executive Officer, is principal of a law firm that we engage to perform legal services for us. We paid to this firm legal fees and out-of-pocket disbursements (which includes fees and expenses of special counsel hired on our behalf) of approximately $630,000, $403,000 and $479,000 for the years ended December 31, 2002, 2003 and 2004, respectively. The chief executive officer of the Company’s Israeli subsidiary has a loan from the subsidiary that was acquired in 2001. The loan balance and accrued interest at December 31, 2003 and 2004 was $52,000 and $112,000, respectively. The loan has no defined maturity date, is denominated in NIS, is linked to the Israeli Consumer Price Index and bears interest at 4% per annum.

SUMMARY QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain of our unaudited quarterly consolidated financial information for the years ended December 31, 2003 and 2004. This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto.

	2003*				2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Sales	$12,868	$7,285	$6,684	$8,197	$7,255	$7,300	$7,482	$8,076
Cost of sales	9,799	5,994	5,481	6,702	5,705	5,774	6,026	6,082
Gross profit	3,069	1,291	1,203	1,495	1,550	1,526	1,456	1,994
Research and development expenses	153	--	--	--	--	--	--	30
Selling, marketing, general and administrative expenses	4,302	2,108	1,984	2,104	1,830	1,498	2,168	1,873
Operating income (loss)	(1,386)	(817)	(781)	(609)	(280)	28	(712)	91
Interest income (expense), net	(332)	(291)	(56)	(48)	(55)	46	(37)	(45)
Other income (loss), net	(14)	(151)	(243)	(67)	101	136	2	(42)
Income (loss) before taxes on income	(1,732)	(1,259)	(1,080)	(724)	(234)	210	(747)	4
Taxes on income	12	22	(27)	(8)	(7)	(13)	37	109
Income (loss) from operations of the Company and its consolidated subsidiaries	(1,744)	(1,281)	(1,053)	(716)	(227)	223	(784)	(105)
Minority interests, net of tax	(17)	121	35	125	(15)	(33)	(11)	(31)
Gain on sale of shares in Comverge	--	--	--	--	--	--	705	--
Share of loss in Comverge	--	(550)	(611)	(591)	(353)	(331)	(382)	(176)
Net loss from continuing operations	(1,761)	(1,710)	(1,629)	(1,182)	(595)	(141)	(472)	(312)
Net income from discontinued operations, net of tax	--	--	--	--	--	348	--	--
Net income (loss)	$(1,761)	$(1,710)	$(1,629)	$(1,182)	$(595)	$207	$(472)	$(312)
Basic and diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.24)	$(0.22)	$(0.21)	$(0.15)	$(0.08)	$(0.01)	$(0.06)	$(0.04)
Discontinued operations	--	--	--	--	--	0.04	--	--
Net income (loss) per share	$(0.24)	$(0.22)	$(0.21)	$(0.15)	$(0.08)	$0.03	$(0.06)	$(0.04)
Weighted average number of shares outstanding - basic	7,345	7,792	7,894	7,902	7,920	7,922	7,936	8,117
Weighted average number of shares outstanding - diluted	7,345	7,792	7,894	7,902	7,920	7,964	7,936	8,117

* The summary quarterly financial data, for the first through fourth quarters of 2003 have not been restated to reflect the discontinued operation as the effect is immaterial (see Note 17 to our Consolidated Financial Statements).

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

Foreign Currency Risk

The translation of the balance sheets of our Israeli operations from NIS into U.S. dollars is sensitive to changes in foreign currency exchange rates. These translation gains or losses are recorded either as cumulative translation adjustments (“CTA) within stockholders’ equity, or foreign exchange gains or losses in the statement of operations. In 2004 the NIS strengthened in relation to the U.S. dollar by 1.6%. To test the sensitivity of these operations to fluctuations in the exchange rate, the hypothetical change in CTA and foreign exchange gains and losses is calculated by multiplying the net assets of these non-U.S. operations by a 10% change in the currency exchange rates.

As of December 31, 2004, a 10% unfavorable change in the exchange rate of the U.S. dollar against the NIS would have reduced stockholders’ equity by approximately $260,000 (arising from a CTA adjustment of approximately $318,000 net exchange gains of approximately $58,000). These hypothetical changes are based on increasing the December 31, 2004 exchange rates by 10%.

We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage exchange rate exposures.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, short and long-term bank deposits, and trade receivables. The counterparty to a majority of our cash equivalent deposits as well as our short and long-term bank deposits is a major financial institution of high credit standing. We do not believe there is significant risk of non-performance by this counterparty. Approximately 37% of the trade accounts receivable at December 31, 2004 was due from a U.S. customer that pays its trade receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the large number of entities comprising our customer base.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Furnished at the end of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, our disclosure controls and procedures were effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file with the SEC under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

Changes in Controls and Procedures

There have been no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the date of our most recent evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to each of our directors and nominees for director and the information relating to our executive officers will appear under the captions “Election of Directors - Certain Information Regarding Directors and Officers” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”), and is hereby incorporated by reference.

The information required by this Item pursuant to Item 401(h) and 401(i) of Regulation S-K relating to an audit committee financial expert and identification of the Audit Committee of our Board of Directors will appear under the heading “Corporate Governance” in the 2005 Proxy Statement, and is hereby incorporated by reference.

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions. Our code of ethics is being filed with this Annual Report as an exhibit hereto.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to compensation of directors and executive officers will appear under the captions “Executive and Director Compensation - Compensation of Directors”, “Executive and Director Compensation - Compensation Committee Interlocks and Insider Participation”, “Executive and Director Compensation - Employment Arrangements”, “Executive and Director Compensation - Executive Compensation” and “Compensation Report of the Board of Directors” in the 2005 Proxy Statement, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership will appear under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and transactions will appear under the caption “Executive and Director Compensation - Certain Related Party Transactions” in the 2005 Proxy Statement, and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to principal accountant fees and services and audit committee pre-approval policies and procedures will appear under the caption “Principal Accountant Fees and Services” in the 2005 Proxy Statement, and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements of the Registrant

Report of Kesselman and Kesselman
Report of KPMG LLP
Consolidated Balance Sheets as of December 31, 2003 and 2004
Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2003 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004
Notes to Consolidated Financial Statements

(a)(2) List of Financial Statement Schedules

Separate Financial Statements of 50 Percent or Less Owned Persons:

Consolidated Financial Statements of Comverge, Inc.:

Report of PricewaterhouseCoopers LLP
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004 and 2003
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003
Notes to Consolidated Financial Statements

(a)(3) List of Exhibits

No.
3.1
Certificate of Incorporation of the Registrant, with amendments thereto (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-70482) (the “1993 Registration Statement”)).

3.2	By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-44027) (the “1992 Registration Statement”)).
3.3	Amendments to the By-laws of the Registrant adopted December 27, 1994 (incorporated herein by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K dated January 10, 1995).
4.1	Specimen certificate for the Common Stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).
4.2
Warrant to Purchase Common Stock of the Registrant, dated October 12, 1999 (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”)).

4.3
Securities Purchase Agreement, dated as of June 11, 2002, by and among the Registrant, Databit, Inc. and Laurus Master Fund, Ltd. (“Laurus”) (including the forms of convertible note and warrant) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 11, 2002).

4.4
Purchase and Security Agreement, dated as of December 4, 2002, made by and between Comverge (“Comverge”) and Laurus (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 5, 2002 (the “December 2002 8-K”)).

4.5
Convertible Note, dated December 4, 2002, made by and among Comverge, Laurus and, as to Articles III and V only, the Registrant (incorporated herein by reference to Exhibit 10.2 to the December 2002 8-K).

4.6	Common Stock Purchase Warrant, dated December 5, 2002, issued by the Registrant to Laurus (incorporated herein by reference to Exhibit 10.3 to the December 2002 8-K).
4.7	Registration Rights Agreement, dated as of December 4, 2002, by and between the Registrant and Laurus (incorporated herein by reference to Exhibit 10.4 to the December 2002 8-K).
10.1
Employment Agreement between the Registrant and George Morgenstern, dated as of January 1, 1997 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”)).*

10.2
Employment Agreement between the Registrant and Yacov Kaufman, dated as of January 1, 1999 (incorporated herein by reference to Exhibit 10.22 of the Registrants Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)).*

10.3	1991 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the 1992 Registration Statement).*
#10.4	1994 Stock Incentive Plan, as amended.*
10.5	1994 Stock Option Plan for Outside Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1995 (the “1995 10-K”)).*
#10.6	1995 Stock Option Plan for Non-management Employees, as amended.
10.7	Agreement dated January 26, 2002, between the Registrant and Bounty Investors LLC (incorporated herein by reference to Exhibit 10.12 to the 2000 10-K).
10.8	Lease Agreement, dated February 5, 2002, between Duke-Weeks Realty Limited Partnership and Comverge, (incorporated herein by reference to Exhibit 10.13 to the 2000 10-K).
10.9
Stock Option Agreements, dated as of October 1, 1999, between Powercom Control Systems Ltd. and George Morgernstern, Yacov Kaufman and Harvey E. Eisenberg (and related promissory notes) (incorporated herein by reference to Exhibit 10.14 to the 2000 10-K).*

10.10
Share Purchase Agreement, dated as of November 29, 2001, by and among the Registrant, Decision Systems Israel Ltd., Endan IT Solutions Ltd., Kardan Communications Ltd., Neuwirth Investments Ltd., Jacob Neuwirth (Noy) and Adv. Yossi Avraham, as Trustee for Meir Givon (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 13, 2001).

10.11
Registration Rights Agreement, dated as of December 13, 2002, by and among the Registrant, Kardan Communications Ltd. and Adv. Yossi Avraham, as Trustee for Meir Givon (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 13, 2002).

10.12
Employment Agreement, dated as of September 1, 2002, by and between Comverge and Robert M. Chiste (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).*

10.13
Restricted Stock Purchase Agreement, dated as of September 1, 2002, by and between the Registrant and Robert M. Chiste (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).*

10.14
Option Agreement, dated as of September 1, 2002, by and between Comverge and Robert M. Chiste (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).*

10.15
Contract for Asset Management Services between the Registrant and Malley Associates Capital Management, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.16
Employment Agreement dated as of March 30, 2002 between Comverge and Joseph D. Esteves (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).*

10.17
Agreement, dated as of January 31, 2002, between Comverge and Bank Leumi USA (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”).

10.18	$6,000,000 Term Note of Comverge dated as of January 31, 2002, payable to Bank Leumi USA (incorporated herein by reference to Exhibit 10.22 to the 2001 10-K).
10.19	First Amendment to Employment Agreement, dated as of May 17, 2002, by and between the Registrant and George Morgenstern (incorporated herein by reference to Exhibit 10.23 to the 2001 10-K).*
10.20
Agreement, dated as of January 31, 2003, between Comverge and Bank Leumi USA (including form of $6,000,000 Term Note of Comverge dated as of January 31, 2003, payable to Bank Leumi USA) (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”).

10.21	Agreement, dated as of February 25, 2003, between the Registrant and J.P. Turner & Company, L.L.C. (incorporated herein by reference to Exhibit 10.25 to the 2002 10-K).
10.22
Second Amendment to Employment Agreement, dated as of March 12, 2002, between the Registrant and George Morgenstern (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*

10.23
Amendment to Employment Agreement, dated as of June 1, 2002, between the Registrant and Yacov Kaufman (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).*

10.24	Guaranty, dated December 4, 2002, made by the Registrant in favor of Laurus (incorporated herein by reference to Exhibit 10.5 to the December 2002 8-K).
10.25
Preferred Stock Purchase Agreement, dated as of April 7, 2003, by and among Comverge, the Registrant and the other investors named therein (incorporated herein by reference to Exhibit 10.29 to the 2002 10-K).

10.26
Investors’ Rights Agreement, dated as of April 7, 2003, by and among Comverge, the Registrant and the investors and Comverge management named therein (incorporated herein by reference to Exhibit 10.30 to the 2002 10-K).

10.27
Co-Sale and First Refusal Agreement, dated as of April 7, 2003, by and among Comverge, the Registrant and the investors and stockholders named therein (incorporated herein by reference to Exhibit 10.31 to the 2002 10-K).

10.28	Voting Agreement, dated as of April 7, 2003, by and among Comverge, the Registrant and the other investors named therein (incorporated herein by reference to Exhibit 10.32 to the 2002 10-K).
10.29	Letter Agreement, dated as of April 1, 2003, by and between the Registrant and Laurus (incorporated herein by reference to Exhibit 10.33 to the 2002 10-K).
10.30
Employment Agreement dated as of August 19, 2004 and effective as of January 1, 2004 by and between the Registrant and Shlomie Morgenstern (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.31
Restricted Stock Award Agreement dated as of August 19, 2004, by and between the Registrant and Shlomie Morgenstern (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.32
Stock Option Agreement dated as of August 19, 2004, by and between Shlomie Morgenstern and the Registrant (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.33	Second Amended and Restated Co-Sale And First Refusal Agreement dated as of October 26, 2004, by and among Comverge, Inc., the Registrant and other persons party thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
# 10.34	Third Amendment to Employment Agreement, dated as of December 30, 2004, between the Registrant and George Morgenstern.*
# 10.35	Form of Stock Option Agreement to employees under the 1994 Stock Incentive Plan.
# 10.36	Form of Stock Option Agreement under the 1994 Stock Option Plan for Outside Directors.
# 10.37	Form of Stock Option Agreement under the 1995 Stock Option Plan for Nonmanagement Employees.
# 10.38	Stock Option Agreement dated as of December 30, 2004 by and between George Morgenstern and the Registrant.*
# 10.39	Stock Option Agreement dated as of December 30, 2004 by and between Yacov Kaufman and the Registrant.*
# 10.40	Stock Option Agreement dated as of December 30, 2004 by and between Sheldon Krause and the Registrant.*
14.1	Code of Ethics of the Registrant (incorporated herein by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
#21.1	List of subsidiaries.
#23.1	Consent of KPMG LLP.
#23.2	Consent of Kesselman & Kesselman CPA.
#23.3	Consent of PricewaterhouseCoopers LLP.
#31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.
#	This Exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on April 14, 2005.

Data Systems & Software Inc.

By:	/s/ George Morgenstern
George Morgenstern
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Morgenstern	Chairman of the Board; President; Chief	April 14, 2005
George Morgenstern	Executive Officer; and Director

/s/ Yacov Kaufman	Vice President, Chief Financial Officer	April 14, 2005
Yacov Kaufman	(Principal Financial Officer and Principal Accounting Officer)

/s/ Shane Yurman	Director, Chairman of the Audit	April 14, 2005
Shane Yurman	Committee

/s/ Elihu Levine	Director, Member of the Audit Committee	April 14, 2005
Elihu Levine

/s/ Samuel Zentman	Director, Member of the Audit Committee	April 14, 2005
Samuel Zentman

Director
Avi Kerbs

DATA SYSTEMS & SOFTWARE INC.

Report of Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Data Systems & Software Inc.

We have audited the consolidated balance sheets of Data Systems & Software Inc. (the “Company”) and its subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and auditing standards generally accepted in Israel, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company’s Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2003 and 2004 and the results of their operations, changes in shareholders’ equity and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

April 12, 2005

/s/ Kesselman & Kesselman
Certified Public Accountants
A member of PricewaterhouseCoopers International Limited
Tel-Aviv, Israel

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Data Systems & Software Inc.:

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity, and cash flows of Data Systems & Software Inc. and subsidiaries for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Data Systems & Software Inc. and subsidiaries for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles”, effective January 1, 2002.

/s/ KPMG LLP

Short Hills, New Jersey
March 7, 2003, except as to
the first paragraph of Note 3
and the third and fourth sentences
of the second paragraph of Note 8(a),
which are as of April 10, 2003

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS	As of December 31,
	2003	2004
Current assets:
Cash and cash equivalents	$1,213	$685
Short-term bank deposits	--	72
Restricted cash	351	354
Accounts receivable, net	6,425	6,069
Unbilled work-in-process	628	533
Inventory	88	61
Other current assets	661	540
Total current assets	9,366	8,314
Investment in Comverge	68	-
Property and equipment, net	814	649
Other assets	613	737
Funds in respect of employee termination benefits	2,379	2,836
Goodwill	4,430	4,408
Other intangible assets, net	114	81
Total assets	$17,784	$17,025
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term bank credit	$968	$729
Current maturities of long-term debt	659	466
Trade accounts payable	2,586	2,283
Accrued payroll, payroll taxes and social benefits	1,451	1,735
Other current liabilities	2,973	2,227
Total current liabilities	8,637	7,440
Long-term liabilities:
Investment in Comverge	-	1,444
Long-term debt	632	201
Liability for employee termination benefits	3,721	4,279
Other liabilities	227	65
Total long-term liabilities	4,580	5,989
Commitments and contingencies (Note 11)
Minority interests	1,367	1,471
Shareholders’ equity:
Common stock - $0.01 par value per share:
Authorized - 20,000,000 shares; Issued - 8,740,729 and 8,937,395 shares at December 31, 2003 and 2004, respectively	87	88
Additional paid-in capital	39,595	39,733
Warrants	461	461
Deferred compensation	--	(59)
Accumulated deficit	(33,069)	(34,290)
Treasury stock, at cost - 838,704 and 820,704 shares for December 31, 2003 and 2004, respectively	(3,874)	(3,791)
Accumulated other comprehensive loss	--	(17)
Total shareholders’ equity	3,200	2,125
Total liabilities and shareholders’ equity	$17,784	$17,025

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	2002	2003	2004
Sales:
Products	$39,831	$22,006	$18,034
Services	12,149	9,791	8,991
Projects	3,906	3,237	3,088
Total sales	55,886	35,034	30,113
Cost of sales:
Products	30,994	18,201	14,609
Services	8,689	6,997	6,692
Projects	3,288	2,778	2,286
Total cost of sales	42,971	27,976	23,587
Gross profit	12,915	7,058	6,526
Operating expenses:
Research and development expenses	1,526	153	30
Selling, marketing, general and administrative expenses	16,689	10,498	7,369
Impairment of goodwill	2,760	--	--
Impairment of investments	90	--	--
Total operating expenses	21,065	10,651	7,399
Operating loss	(8,150)	(3,593)	(873)
Interest income	253	61	84
Interest expense	(1,212)	(788)	(175)
Other income (expense), net	113	(475)	197
Loss before taxes on income	(8,996)	(4,795)	(767)
Taxes on income	28	(1)	126
Loss from operations of the Company and its consolidated subsidiaries	(9,024)	(4,794)	(893)
Share in losses of Comverge	--	(1,752)	(1,242)
Gain on sale of shares in Comverge	--	--	705
Minority interests	880	264	(90)
Net loss from continuing operations	(8,144)	(6,282)	(1,520)
Net income (loss) from discontinued operations, net of tax	--	--	348
Net loss	$(8,144)	$(6,282)	$(1,172)

Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(1.11)	$(0.81)	$(0.19)
Discontinued operations	--	--	0.04
Net loss per share	$(1.11)	$(0.81)	$(0.15)
Weighted average number of shares outstanding - basic and diluted	7,349	7,738	7,976

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Stock-Based Deferred Compensation	Accumulated Deficit	Treasury Stock	Shareholder’s Note	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2001	8,162	$82	$36,981	$114	$(14)	$(18,643)	$(3,860)	$(298)	$--	$14,362

Grant and amortization of stock option compensation	--	--	18	--	7	--	--	--		25
Expiration of warrants	--	--	114	(114)	--	--	--	--		-
Value of convertible note and convertible portion of line of credit allocated to beneficial conversion feature and related warrants	--	--	574	364	--	--	--	--		938
Purchase of treasury shares	--	--	--	--	--	--	(53)	--		(53)
Net loss	--	--	--	--	--	(8,144)	--	--		(8,144)
Balances as of December 31, 2002	8,162	$82	$37,687	$364	$(7)	$(26,787)	$(3,913)	$(298)	$--	$7,128

Amortization of deferred compensation	--	--	--	--	7	--	--	--		7
Issuance of shares as compensation	50	*	50	--	--	--	--	--		50
Exercise of options	2	*	(25)	--	--	--	41	--		16
Issuance of shares in lieu of debt repayment	127	1	239	--	--	--	--	--		240
Conversion of line of credit, net of professional fees	400	4	559	--	--	--	--	--		563
Issuance of warrants for professional services	--	--	--	97	--	--	--	--		97
Purchase of treasury shares	--	--	--	--	--	--	(2)	--		(2)
Write off of stockholder’s note	--	--	--	--	--	--	--	298		298
Equity from issuance of shares by Comverge	--	--	1,085	--	--	--	--	--		1,085
Net loss	--	--	--	--	--	(6,282)	--	--		(6,282)
Balances as of December 31, 2003	8,741	$87	$39,595	$461	$--	$(33,069)	$(3,874)	$--	$--	$3,200

Issuance of restricted shares as compensation	195	1	70	--	--	--	--	--	--	71
Exercise of options	1	*	--	--	--	(49)	83	--	--	34
Issuance of stock-based deferred compensation	--	--	68	--	(68)	--	--	--	--	--
Amortization of stock-based deferred compensation	--	--	--	--	9	--	--	--	--	9
Net loss	--	--	--	--	--	(1,172)	--	--	--	(1,172)
Differences from translation of subsidiaries’ financial statements	--	--	--	--	--	--	--	--	(17)	(17)
Balances as of December 31, 2004	8,937	$88	$39,733	$461	$(59)	$(34,290)	$(3,791)	$--	$(17)	$2,125
* Less than $1
The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	2002	2003	2004
Cash flows used in operating activities:
Net loss	$(8,144)	$(6,282)	$(1,172)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A)activities--see Schedule A	1,832	5,332	1,081
Net cash used in operating activities	(6,312)	(950)	(91)
Cash flows provided by investing activities:
Withdrawal of long-term deposit Products	300	5,700	--
Investment in debt securities	(154)	--	--
Investment in short-term bank deposits	--	--	(72)
Proceeds from sale and maturity of marketable and debt securities	2,031	--	--
Amounts funded for employee termination benefits	(579)	(474)	(495)
Utilization of employee termination benefits	807	235	38
Acquisitions of property and equipment	(492)	(231)	(94)
Proceeds from sale of Comverge shares	--	--	975
Proceeds from sale of property and equipment	28	16	65
Restricted cash	(12)	21	(3)
Business dispositions - see Schedule C	--	(3,644)	--
Net cash provided by investing activities	1,929	1,623	414

Cash flows provided by (used in) financing activities:
Purchase of treasury stock	(53)	(2)	--
Issuance of subsidiary shares to minority interests Products	--	22	--
Proceeds from employee stock option exercises	--	16	34
Proceeds from issuance of convertible note, net of issuance costs	1,749	--	--
Short-term debt repayments, net	(422)	(881)	(239)
Proceeds from borrowings of long-term debt	679	835	--
Repayments of long-term debt	(445)	(600)	(646)
Net cash provided by (used in) financing activities	1,508	(610)	(851)
Net increase (decrease) in cash and cash equivalents	(2,875)	63	(528)
Cash and cash equivalents at beginning of year	4,025	1,150	1,213
Cash and cash equivalents at end of year	$1,150	$1,213	$685
Supplemental cash flow information:
Cash paid during the year for:
Interest	$579	$328	$151
Income taxes	$138	$136	$90

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	2002	2003	2004
A.Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization.	$1,155	$527	$227
Minority interests	(921)	(264)	90
Impairment of goodwill and acquired software	3,000	--	--
Share in losses of Comverge	--	1,752	1,242
Deferred taxes	(107)	(98)	24
Increase (decrease) in liability for employee termination benefits	(429)	739	558
Gain on sale of Comverge shares	--	--	(705)
Gain on sale of marketable securities and debt securities, net	(49)	--	--
Loss from impairment of investment	90	--	--
Loss on write-off of stockholder’s note	--	298	--
Gain on sale of property and equipment, net	(4)	(47)	(2)
Stock and stock option compensation	25	57	80
Accretion of discount on convertible debt and amortization of related costs	679	500	--
Other	(208)	70	21
Changes in operating assets and liabilities, net of effect of disposition:
Decrease (increase) in accounts receivable, unbilled work-in- process and other assets	(1,157)	3,108	424
Decrease (increase) in inventory	(1,559)	293	27
Increase (decrease) in accounts payable and other liabilities	1,317	(1,603)	(483)
Discontinued operations	--	--	(422)
	$1,832	$5,332	$1,081
B.Non-cash investing and financing activities:
Issuance of common stock in lieu of debt repayment		$803
Increase in investment in Comverge from issuance of preferredand common stock credited to additional paid-in capital		$1,085
Accrued expenses incurred in investment of Comverge		$200
Adjustment of treasury stock and additional paid-in capital with respect to options exercised		$41
Adjustment of goodwill	$48
Accounts payable incurred in acquisition of fixed assets	$50
Value of beneficial conversion feature and related warrants on issuance of convertible debt	$938
Increase in deferred tax liability associated with adjustment of intangible assets	$17
Issuance of subsidiary shares to minority interest in lieu of balancedue			$22

C.Assets/liabilities disposed of in disposition of Comverge:
Current assets		$4,634
Property, equipment and other assets		1,190
Goodwill		499
Intangibles		214
Short-term debt		(3,880)
Current liabilities		(2,340)
Other liabilities		(517)
Cash investment in Comverge		(3,444)
		$(3,644)

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1—NATURE OF OPERATIONS

(a) Description of Business

Data Systems & Software Inc., a Delaware corporation (“DSSI”), through its subsidiaries (collectively, the “Company”) and its equity investment (see Note 3) in Comverge Inc. (“Comverge”), (i) provides software consulting and development services, (ii) is an authorized dealer and a value-added-reseller of computer hardware, and (iii) provides energy intelligence solutions for utilities and energy companies (through Comverge, whose results were consolidated up to March 31, 2003 (see Note 3)). The Company’s operations are based in the United States and in Israel. DSSI’s shares were delisted from The Nasdaq SmallCap Market effective January 26, 2005 and its shares are currently traded on the OTC Bulletin Board . On March 28, 2005, the Company entered into entered into an agreement in principle for the sale of all the outstanding shares of the Company’s majority-owned dsIT Technologies Ltd. (“dsIT”) subsidiary to Matrix IT Ltd. (“Matrix”) (see Note 18(b)). As to principal customers and principal markets - see Note 15.

(b) Financing of Operations

As of December 31, 2004, the Company had working capital of $874, including $685 in unrestricted cash and cash equivalents. Net cash of $528 was used during 2004, of which $91 was used in operating activities. The net loss for the year ended December 31, 2004 of $1,172, was due primarily to the net loss from the Company’s investment in Comverge of $537 (comprised of equity losses of $1,242 and a net gain on the sale of Comverge shares of $705) and expenses of $342 incurred in connection with a strategic transaction which was not consummated. The Company's use of cash of $91 in operating activities during 2004 was primarily for payment of accounts payable and other liabilities in excess of collections of trade accounts receivables, unbilled work-in-process and other assets of $481, net. Net cash of $414 provided by investing activities was primarily from the net proceeds of $975 from the sale by the Company of preferred shares of its Comverge equity investment, less amounts used to fund employee termination benefits in dsIT of $495. Net cash of $851 used in financing activities was primarily for payment of debt of $885.

The working capital of $874 at December 31, 2004, included working capital of $275 in dsIT. Due to Israeli tax and company law constraints, dsIT’s own cash flow requirements and the significant minority interest in dsIT, working capital and cash flows from dsIT's operations are not readily available to finance US based activities.

dsIT was utilizing approximately $729 of its $1,160 lines of credit as of December 31, 2004. dsIT's lines of credit are denominated in NIS and bear an average interest rate of the Israeli prime rate plus 2.6% per annum. The Israeli prime rate fluctuates and as of December 31, 2004 was 5.2%.

The Company intends to fund its US activities with the cash available and anticipated profits from its US operations. The Company continues to consider various restructuring, merger or acquisition and/or additional financing transactions. Should the Company need additional liquidity to finance its US activities and should it be unsuccessful in completing a timely transaction providing the necessary liquidity, it may not have sufficient funds to finance its US activities. In such event, the Company might need to sell additional Comverge shares.

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

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Functional Currency and Foreign Currency Transactions

The currency of the primary economic environment in which the operations of DSSI and its US subsidiaries are conducted is the United States dollar (“dollar”). Accordingly, the Company and all of its US subsidiaries use the dollar as their functional currency. The financial statements of the Company’s Israeli subsidiaries whose functional currency is the New Israeli Shekel (“NIS”) have been translated in accordance with Statement of Financial Accounting Standards (“SFAS”) 52 of the Financial Accounting Standards Board of the United States (“FASB”) assets and liabilities are translated at year-end exchange rates, while operating results items are translated are translated at the exchange rate in effect on the date of the transaction. Differences resulting from translation are presented in shareholders’ equity as accumulated comprehensive loss. All exchange gains and losses denominated in non-functional currencies are reflected in other income (loss), net, in the consolidated statement of operations when they arise.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method for merchandise inventory and parts and supplies. Inventory is primarily comprised of merchandise inventory.

Investment in Associated Companies

An associated company is a company over which significant influence is exercised. The Company’s investment in Comverge is comprised of investment in common and preferred shares. The Company considers Comverge preferred shares to be in-substance common stock as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-14 “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence Through Other Means”. Thus, the entire investment in Comverge is accounted for by the equity method.

Property and Equipment

Property and equipment are presented at cost at the date of acquisition. Depreciation and amortization is calculated based on the straight-line method over the estimated useful lives of the depreciable assets, or in the case of leasehold improvements, the shorter of the lease term or the estimated useful life of the asset. Improvements are capitalized while repairs and maintenance are charged to operations as incurred.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Effective January 1, 2002 the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. In connection with the initial adoption of SFAS No. 142, the Company performed a transitional impairment evaluation of goodwill and concluded that there was no indication of impairment as of January 1, 2002. Upon adooption, the Company also assessed the useful lives and residual values of all amortizable intangible assets and determined that no adjustments were necessary. Under SFAS No. 142, goodwill and intangible assets determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

SFAS No. 142 requires the Company to assess annually whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year. The Company performs its annual impairment test at the conclusion of its annual budget process, in the fourth quarter of each year. The Company has identified its operating segments as its reporting units for purposes of the impairment test and assigned its goodwill and intangible assets to its software consulting and development segment. The Company determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company then determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, there is an indication that the reporting unit goodwill may be impaired and a second step of the impairment test is performed to determine the amount of the impairment to be recognized, if any.

Identifiable intangible assets deemed to have an indefinite life are tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired during the year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value as determined based on discounted cash flows associated with the asset. The Company has not identified any indefinite life intangible assets.

The costs of licensed technology and software are presented at estimated fair value at acquisition date. These costs are amortized on a straight-line basis over the term of the license or estimated useful life of the software, generally five years.

Impairment of Long-Lived Assets

Under SFAS No. 144 long-lived assets, except those addressed by SFAS No. 142, are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires the Company to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Treasury Stock

Company shares held by the Company are presented as a reduction of shareholders’ equity, at their cost to the Company. Losses, from the reissuance of treasury stock are reflected in accumulated deficit, in the consolidated statement of shareholders’ equity.

Revenue Recognition

Revenues from time-and-materials service contracts, maintenance agreements and other services are recognized as services are provided.

Revenues from fixed-price contracts to design, develop, manufacture or modify complex equipment and software to customer specifications are recognized using the percentage-of-completion method in a long-term contract transaction. The percentage-of-completion is determined based on labor hours incurred. Percentage-of-completion estimates are reviewed periodically, and any adjustments required are reflected in the period when such estimates are revised. Losses on contracts, if any, are recognized in the period in which the loss is determined.

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

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Revenues from the sale of products, which are shipped from the Company’s stock of inventory, are recognized when the products are shipped provided that appropriate signed documentation of the arrangement, such as a signed contract, purchase order or letter of agreement, has been received, the fee is fixed or determinable and collectibility is reasonably assured.

In accordance with EITF Issue No. 99-19 “Recording Revenue Gross as a Principal Versus Net as an Agent”, revenue from drop-shipments of third-party hardware and software sales are recognized upon delivery, and recorded at the gross amount when the Company is responsible for fulfillment of the customer order, has latitude in pricing, customizes the product to the customer’s specifications and has discretion in the selection of the supplier.

Warranty Provision

The Company grants its customers one-year product warranty. No provision was made in respect of warranties based on the Company’s previous history.

Concentration of Credit Risk - Allowance for Doubtful Accounts

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term bank deposits and trade receivables. The counterparty to a majority of the Company’s cash equivalent deposits as well as its short-term bank deposits is a major financial institution of high credit standing. The Company does not believe there is significant risk of non-performance by the counterparty. Approximately 37% and 30% of the trade accounts receivable at December 31, 2004 and 2003, respectively, were due from a US customer that pays its trade receivables over usual credit periods (as to revenues from such customer - see Note 15(d)). Credit risk with respect to the balance of trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base.

An appropriate allowance for doubtful accounts is included in respect of specific debts of which collection is in doubt. The Company performs ongoing credit evaluations of its customers and does not require collateral.

Research and Development Expenses

Research and development costs (mainly from Comverge) consisting primarily of labor and related costs are charged to operations as incurred.

Advertising Expenses

Advertising expenses are charged to operations as incurred.

Issuance of Stock of Subsidiary

The Company recognizes gains and losses from the issuance of subsidiary stock through the consolidated statement of operations. In non-cash transactions, when the assurance as to the reliability of the fair value of the non-cash asset received is difficult to determine, gains are recorded in additional paid-in capital.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and the related interpretations in accounting for its stock option grants to employees and directors, with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation expense is computed under the intrinsic value method of accounting to the extent that the fair value of the underlying shares on the date of the grant exceed the exercise price of the share option, and thereafter amortized on a straight-line basis against income over the expected service period.

Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates of awards, consistent with the method prescribed in SFAS No. 123, the Company’s net loss and loss per share would have been in the pro forma amounts indicated below:

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2002	2003	2004

Net loss as reported	$(8,144)	$(6,282)	$(1,172)
Plus: Stock-based employee compensation expense included in reported net income	25	57	80
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	1,199	502	188
Pro forma net loss	$(9,318)	$(6,727)	$(1,280)

Net loss per share - as reported:
Basic and diluted from continuing operations	$(1.11)	$(0.81)	$(0.19)
Basic and diluted from discontinued operations	--	--	0.04
Basic and diluted	$(1.11)	$(0.81)	$(0.15)

Net loss per share -pro forma:
Basic and diluted from continuing operations	$(1.27)	$(0.87)	$(0.20)
Basic and diluted from discontinued operations	--	--	0.04
Basic and diluted	$(1.27)	$(0.87)	$(0.16)

The pro forma information in the above table also gives effect to the application of SFAS No. 123 on the share option plans of the Company’s subsidiaries.

The Company accounts for stock-based compensation issued to non-employees on a fair value basis in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and related interpretations.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants or conversion of convertible securities. However, the dilutive effects of stock options, warrants and convertible securities are excluded from the computation of diluted net loss per share if doing so would be antidilutive. The number of options and warrants that were excluded from the computation of basic and diluted net loss per share, as they had an antidilutive effect, were 73,000 75,000 and 11,000 for the years ending December 31, 2002, 2003 and 2004, respectively.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Recently Issued Accounting Principles

In December 2004, the FASB issued the revised SFAS No. 123, "Share-Based Payment" ("SFAS 123R"), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company, or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. This statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (July 1, 2005 for the Company). This Statement applies to all awards granted or modified after the statement's effective date. In addition, compensation cost for the unvested portion of previously granted awards, that remain outstanding on the statement's effective date, shall be recognized on or after the effective date, as the related services are rendered, based on the awards' grant-date fair value as previously calculated for the pro-forma disclosure under FAS 123.

The Company estimates that the cumulative effect of adopting SFAS 123R as of July 1, 2005, the Company’s adoption date, based on the awards outstanding as of December 31, 2004, will be approximately $158. This estimate does not include the impact of additional awards which may be granted or forfeitures which may occur subsequent to December 31, 2004 and prior to our adoption of SFAS 123R. The Company expects that upon the adoption of SFAS 123R, the Company will apply the modified prospective application transition method, as permitted by the statement. Under such transition method, upon the adoption of SFAS 123R, the Company's financial statements for periods prior to the effective date of the statement will not be restated. The impact of this statement on the Company's financial statements or its results of operations in 2005 and beyond will depend upon various factors, among them the Company's future compensation strategy. The Company expects that the effect of applying this Statement on the Company's results of operations in 2005 as it relates to existing option plans would not be materially different from the FAS 123 pro forma effect previously reported.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets--An Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends APB Opinion No. 29, "Accounting for Non-Monetary Transactions" (Opinion 29). The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions in FAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (July 1, 2005 for the Company). The provisions of this Statement shall be applied prospectively. The Company does not expect the adoption of SFAS 153 to have a material effect on the Company's financial statements or its results of operations.

Reclassifications

Certain reclassifications have been made to the Company’s prior years’ consolidated financial statements to conform to the current year’s consolidated financial statement presentation.

NOTE 3—INVESTMENT IN COMVERGE

On April 7, 2003, the Company and its then consolidated Comverge subsidiary, signed and closed on a definitive agreement with a syndicate of venture capital firms raising an aggregate of $13,000 in capital funding. The Company purchased $3,250 of Series A Convertible Preferred Stock issued by Comverge in the equity financing and incurred transaction costs of an additional $294. A syndicate of venture capital firms purchased $7,750 of Series A Convertible Preferred Stock issued by Comverge, and one member of the syndicate also purchased $2,000 of Series A-1 Convertible Preferred Stock of Comverge. In connection with the transaction, the Company converted to equity intercompany balances of $9,673. The purchaser of the Series A-1 Preferred Stock was granted a put option exercisable in April 2004 and Comverge received a right to call all the Series A-1 Preferred Stock for $2,000, at anytime on or before April 18, 2004.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Series A Preferred Stock is convertible into Comverge’s common stock initially on a one-for-one basis subject to adjustment for the achievement of certain performance criteria. Conversion is mandatory (i) in the event that the holders of at least a majority of the then-outstanding shares of Series A Preferred consent to such conversion or (ii) upon the closing of a firmly underwritten public offering of shares of Common Stock of Comverge at a per share price not less than five times the original per-share purchase price of the Preferred Stock. The holders of Preferred Stock have no mandatory redemption rights. Under Comverge's Amended and Restated Certificate of Incorporation, the holders of Comverge common stock have the right to elect two of the five directors on Comverge's Board. Certain preferred shareholders other than the Company have the right to elect the other three directors. Pursuant to a voting agreement, one of the directors elected by the holders of the Comverge common stock must be the Chief Executive Officer (CEO) of Comverge. The Company's chairman and CEO and Comverge's CEO were elected as directors by the Comverge common stockholders.

In connection with Comverge's April 2003 equity financing transactions, Comverge acquired Sixth Dimension, Inc. ("6D") in a purchase business combination, valued at approximately $510, in exchange for 877,000 shares of Comverge common stock. Some of the venture capital participants in Comverge's equity financing transaction were the principal owners in 6D prior to the acquisition. In connection with this transaction, as a result of the Company’s dilution and the valuation of Comverge’s common stock reflected in the 6D transaction, we recorded an increase of $1,085 to our common stock investment in Comverge. The adjustment was recorded to additional paid-in capital.

Following Comverge’s April 2003 equity transaction, the Company held approximately 50.6% of the outstanding capital voting stock of Comverge (approximately 76% of Comverge’s common stock and approximately 26% of Comverge’s Preferred Stock). As a result of the transaction, the Company is no longer obligated to fund Comverge. Additionally, as a result of the April 2003 equity transaction, the Company had a negative investment balance in Comverge’s common stock of $1,824. Due to the fact that the Company is not longer committed to fund Comverge, the Company has ceased to record equity losses against its negative common stock investment. The Company’s negative common investment will only be adjusted upon disposition of the Company’s common stock investment or when the Company realizes equity income from Comverge in excess of any accumulated equity losses recorded on its Preferred Stock investment.

As a result of the private equity financing transactions and other agreements described above, effective April 1, 2003, Comverge is no longer a controlled subsidiary of the Company and thus, the Company no longer consolidates Comverge's balance sheet and results of operations, accounting for its investment in Comverge on the equity method.

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

The Company has entered into various agreements with Comverge and the syndicate of venture capital investors. These agreements provide for, among other things, restrictions and other provisions relating to the transfer, voting and registration of the Comverge shares owned by the Company, and the Company's right to receive quarterly and annual financial reports from Comverge.

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

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

As of December 31, 2003, the Company owned approximately 40.9% of the outstanding capital voting stock of Comverge, comprised of approximately 17% of the Preferred Stock and approximately 76% of Comverge's common stock.

In September 2004, the Company signed an agreement with certain other shareholders of Comverge’s Series A Preferred Stock for the sale by the Company to other shareholders of 480,769 shares of Comverge Series A Preferred Stock for approximately $1,000, resulting in a gain of $705. After giving effect to this transaction, the Company held approximately 11% of Comverge’s preferred equity and approximately 34% of its total equity.

In October 2004, Comverge closed on the sale of additional Series B Preferred Stock in the amount of $13,600. The Series B preferred equity is senior to the preferred stock of Comverge owned by the Company. This round of financing diluted the Company’s holdings to approximately 7% of Comverge’s preferred equity and approximately 25% of its total equity.

Summary financial information for Comverge as at December 31, 2003 and 2004 and for the period from April 1 to December 31, 2003 and year ended December 31, 2004 is as follows:

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As at December 31,
Financial Position	2003	2004
Cash and cash equivalents	$4,570	$8,761
Other current assets	6,949	7,779
Property and equipment, net	2,097	5,342
Goodwill and other intangible assets	993	726
Intangible and other assets, net	412	1,353
Total assets	$15,021	$23,961
Current liabilities	$4,136	$5,642
Long-term debt	1,346	--
Other non-current liabilities	816	2,211
Total liabilities	6,298	7,853
Common stock and paid-in capital	19,070	19,125
Convertible preferred stock	18,525	35,106
Deferred compensation	(51)	(44)
Accumulated deficit	(28,821)	(38,079)
Total liabilities and shareholders’ equity	$15,021	$23,961

Results of Operations	Nine Months Ended December 31, 2003	Year Ended December 31, 2004
	Unaudited
Sales	$10,942	$18,159
Operating loss	$(7,578)	$(9,029)
Net loss	$(7,955)	$(9,258)

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The activity in the Company’s investments in Comverge is as follows:

	Common Stock	Preferred Stock	Net Investment
Accumulated deficit at March 31, 2003	$(12,582)	$--	$(12,582)
Conversion of inter-company balances to equity	9,673	--	9,673
Adjustment of the Company’s investment from dilution of common shares and new valuation of Comverge common shares	1,085	--	1,085
Cash paid for preferred stock of Comverge	--	3,350	3,350
Transaction costs	--	294	294
Equity loss in Comverge - nine months ended December 31, 2003	--	(1,752)	(1,752)
Balances as of December 31, 2003	(1,824)	1,892	68
Preferred shares sold	--	(270)	(270)
Equity loss in Comverge - year ended December 31, 2004	--	(1,242)	(1,242)
Balances as of December 31, 2004	$(1,824)	$380	$(1,444)

The percentage share of Comverge’s loss recognized by the Company as equity loss against its preferred stock investment in 2003 and 2004 can be found in the table below:

Percentage of Comverge Loss Recognized Against Preferred Stock
April 1, 2003 - September 30, 2003	26%
October 1, 2003 - March 8, 2004	17%
March 9, 2004 - September 9, 2004	15%
September 10, 2004 - October 20, 2004	11%
October 21, 2004 - December 31, 2004	7%

NOTE 4—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:	As of December 31,
	2003	2004
Trade accounts receivable	$6,480	$6,101
Allowance for doubtful accounts	(55)	(32)
Accounts receivable, net	$6,425	$6,069

Bad debt expense (income) related to trade accounts receivable was $194, $50 and $(38) for the years ended December 31, 2002, 2003 and 2004, respectively.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 5--OTHER CURRENT ASSETS

Other current assets consist of the following:	As of December 31,
	2003	2004
Prepaid expenses	$135	$125
Employees	79	104
Income tax receivable	267	99
Deferred income taxes	87	62
Other	93	150
	$661	$540
NOTE 6--PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Estimated Useful Life (in years)	As of December 31,
Cost:		2003	2004
Computer hardware and software	3	$1,103	$1,149
Office furniture and equipment	4-10	873	496
Motor vehicles	4-7	515	315
Leasehold improvements	Term of lease	258	218
		2,749	2,178
Accumulated depreciation and amortization
Computer hardware and software		894	910
Office furniture and equipment		662	335
Motor vehicles		249	166
Leasehold improvements		130	118
		1,935	1,529
Property and equipment, net		$814	$649

Depreciation and amortization in respect of property and equipment amounted to $834, $451 and $195 for 2002, 2003 and 2004, respectively.

NOTE 7--GOODWILL AND OTHER INTANGIBLE ASSETS

As required by SFAS No. 142, in 2002 the Company evaluated its goodwill for impairment, which indicated that the goodwill of its software consulting and development segment was impaired. The fair value of the software consulting and development segment was determined by applying a market-rate multiple to the estimated near-term future revenue stream expected to be produced by the segment. As a result, the Company recognized a provision for goodwill impairment of $2,760 in 2002. In 2003 and 2004, the Company performed its annual impairment test and no additional of goodwill impairment resulted.

	Software Consulting and Development Segment	Energy Intelligence Solutions Segment	Total
Balance as of December 31, 2002	$4,430	$499	$4,929
Deconsolidation of Comverge	--	(499)	(499)
Balance as of December 31, 2003	$4,430	$--	$4,430
Cumulative translation adjustment	(22)	--	(22)
Balance as of December 31, 2004	$4,408	$--	$4,408

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Company’s intangible assets as of December 31, 2003 and 2004 was comprised of software licenses, valued at $188, being amortized over their estimated useful lives of five years, with a net carrying amount of $114 and $81, as of December 31, 2003 and 2004, respectively.

Amortization in respect of license, patents, software licenses and acquired backlog amounted to $321, $76 and $32 for 2002 (amortization in 2002 included $120 of acquired backlog - there was no amortization of acquired backlog in subsequent years), 2003 and 2004 (amortization in 2004 was only in respect of software licenses), respectively. In 2002, in connection with the Company’s evaluation of the software consulting and development segment goodwill, the Company recognized an impairment charge of $240 for software licenses, included in cost of service sales.

Amortization expense with respect to intangible assets is estimated as $32, $32 and $17 for the years ending December 31, 2005, 2006 and 2007, respectively.

NOTE 8—SHORT-TERM BANK CREDIT AND BANK DEBT

(a) Lines of credit

At December 31, 2004, the Company had approximately $1,160 in Israeli credit lines available to dsIT, of which $729 was then being used and $431 was available for future draws. These credit lines are generally for a term of one year, denominated in NIS and bear interest at a weighted average rate of the Israeli prime rate per annum plus 2.6% (at December 31, 2003, plus 1.4%). The Israeli prime rate fluctuates and as of December 31, 2004 was 5.2% (December 31, 2003, 6.7%). The Company has a floating lien and provided guarantees of up to $500 with respect to dsIT’s lines of credit.

In December 2002, the Company’s subsidiary Comverge, Inc., secured a three-year $2,000 revolving line of credit from Laurus Master Fund, Ltd. (“Laurus”) which was closed as a in April 2003. In connection with this line of credit, Laurus was able to convert up to an aggregate of $600 of the line of credit into shares of the Company’s common stock at a fixed conversion price of $1.50. On April 10, 2003, the Company received $600 from Laurus in connection with the sale to them of 400,000 shares of the Company’s common stock. Such sale was in lieu of the conversion by Laurus of $600 of the credit line it afforded Comverge. The Company also issued a five-year warrant to purchase 190,000 shares of the Company’s common stock, exercisable in three tranches at exercise prices ranging from $2.00 to $3.34 per share, all of which were immediately exercisable.

The Company used the Black-Scholes valuation method to estimate the fair value of the warrants to purchase 190,000 shares of common stock of the Company, using a risk free interest rate of 3.1%, its contractual life of five years, an annual volatility of 82% and no expected dividends. The Company estimated the fair value of the beneficial conversion feature and related warrants at the issuance of the convertible line of credit to be approximately $244 and credited such amount to additional paid-in capital. The Company recorded interest expense of $178 and $66, with respect to the beneficial conversion feature of the warrants during the years ended December 31, 2003 and 2002, respectively. In addition, Comverge recorded debt issuance costs of $86 with respect to the issuance of the line of credit. The Company recorded amortization of such costs of $7 during the year ended December 31, 2003 (amortization is only for the period during which the Company consolidated the results of Comverge - see Note 3).

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(b) Bank debt

Bank debt representing loans received by the Company’s Israeli subsidiaries from Israeli banks denominated in NIS, consists of the following:
	As of December 31,
	2003	2004
Bank debt	$1,291	$667
Less: current portion	(659)	(466)
Long-term bank debt	$632	$201

		As of December 31,
	Weighted Average Interest Rate	2003	2004
Linked to the Index	7.08%	$66	$36
Linked to the Dollar	7.48%	49	25
Unlinked	8.20%	1,176	606
		$1,291	$667

At December 31, 2004, the bank debt bears a weighted average interest rate of 7.8% (December 31, 2003, 8.3%). During the year ended December 31, 2004, the Israeli Consumer Price Index (the “Index”) increased by 1.2% (decreased by 1.9% in 2003) and the NIS appreciated in value against the US dollar by 1.6% (7.6% in 2003). In connection with the bank debt and lines of credit (see (a) above), a lien in favor of the Israeli banks was placed on some of dsIT’s assets.

The aggregate maturities of debt are as follows:

Year ending December 31,
2005	$466
2006	175
2007	26
$667

(c) Convertible note

In June 2002, the Company completed a transaction with Laurus, pursuant to which Laurus made a $2,000 investment in the Company in exchange for a 10% convertible note and a three-year warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $4.20 per share. Under the 10% convertible note, the Company made interest-only payments for the first three months and thereafter ten payments of $200 plus accrued interest on the outstanding balance. In 2003, the Company issued to Laurus 127,196 shares of its common stock as settlement of $240 of the convertible note.

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

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 9—OTHER CURRENT LIABILITIES

Other current liabilities consists of the following:
	As of December 31,
	2003	2004
Taxes payable	$795	$824
Lien allowance	558	410
Advances from customers	239	160
Accrued expenses	755	463
Other	626	370
	$2,973	$2,227

NOTE 10—LIABILITY FOR EMPLOYEE TERMINATION BENEFITS

(a)    Israeli labor law and certain employee contracts generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company has recorded a severance pay liability for the amount that would be paid if all its Israeli employees were dismissed at the balance sheet date, on an undiscounted basis, in accordance with Israeli labor law. This liability is computed based upon the employee’s number of years of service and salary components, which in the opinion of management create entitlement to severance pay in accordance with labor agreements in force.

The liability is partially offset by sums deposited in dedicated funds in respect of employee termination benefits. The Company may only utilize the insurance policies for the purpose of disbursement of severance pay.

(b)    Severance pay expenses amounted to approximately, $1,280, $1,132 and $915 for the years ended December 31, 2002, 2003 and 2004, respectively.

(c)    The Company expects to contribute $441 to the insurance policies in respect of its severance pay obligations in the year ended December 31, 2005.

(d)    The Company expects to pay the following future benefits to its employees upon their normal retirement age in the next ten years:

Years ending December 31,
2005	$2
2006	--
2007	70
2008	29
2009	--
2010 - 2014	1,788
$1,889

The liability as at December 31, 2004 for future benefit payments in the next ten years is included in these financial statements in “liability for employee termination benefits”. The liability for future benefits does not reflect any amounts already deposited in dedicated funds with respect to those employees (see “a” above). The above amounts were determined based on the employees’ current salary rates and the number of service years that will be accumulated upon their retirement date. These amounts do not include amounts that might be paid to employees that will cease working with the Company before their normal retirement age.

(e)    Employee Retirement Savings Plan

The Company sponsors a tax deferred retirement savings plan that permits eligible US employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions, of which none were made for the years ended December 31, 2002, 2003 and 2004.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 11--COMMITMENTS AND CONTINGENCIES

(a) Leases of Property and Equipment

Office rental and automobile leasing expenses, for 2002, 2003 and 2004, were $2,171, $1,521 and $1,683, respectively. The Company and its subsidiaries lease office space and equipment under operating lease agreements. Those leases will expire on different dates from 2005 to 2009. The lease payments are mainly in dollars or are linked to the exchange rate of the dollar. Future minimum lease payments on non-cancelable operating leases as of December 31, 2004 are as follows:

Year ending December 31,
2005	$1,240
2006	1,024
2007	737
2008	408
2009	199
$3,608

(b) Guarantees

Previously, the Company accrued a loss for contingent performance of bank guarantees. The Company’s remaining commitment under these guarantees (included in other current liabilities) is $558 and $410 at December 31, 2003 and 2004. The Company has collateralized a portion of these guarantees by means of a deposit (classified as restricted cash) of $241 as of December 31, 2003 and 2004.

The Company’s subsidiaries have provided various performance, advance and tender guarantees as required in the normal course of its operations. As at December 31, 2004, such guarantees totaled approximately $223 and were due to expire through October 2005.

See Note 8(b) with respect to guarantees on the Company’s lines of credit.

(c) Litigation

The Company is involved in various other legal actions and claims arising in the ordinary course of business. In the opinion of management and its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

NOTE 12--SHAREHOLDERS’ EQUITY

(a) Share Capital

Effective January 26, 2005, the Company’s shares were transferred from the Nasdaq SmallCap Market, and its shares are currently traded on the OTC Bulletin Board.

(b) Stock Option Plans

The Company’s stock option plans provide for the granting officers, directors and other key employees, options to purchase shares of common stock at not less than 85% of the market value of the Company’s common stock on the date of grant. The purchase price must be paid in cash. Each option is exercisable to one share of the Company’s common stock. All options expire within five to ten years from the date of the grant, and generally vest over a two to three year period from the date of the grant. At December 31, 2004, the total authorized number of options or other equity instruments available for grant under the various plans was 560,242.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A summary status of the Company’s option plans as of December 31, 2002, 2003 and 2004, as well as changes during each of the years then ended, is presented below:

	2002		2003		2004
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	1,568,442	$5.11	1,738,767	$5.18	1,308,051	$4.83
Granted	236,000	$5.38	17,000	$1.86	790,000	$0.96
Exercised	--	$--	(10,666)	$1.70	(19,666)	$1.74
Forfeited and expired	(65,675)	$4.26	(437,050)	$6.17	(357,950)	$5.83
Outstanding at end of year	1,738,767	$5.18	1,308,051	$4.83	1,720,435	$2.88
Exercisable at end of year	1,557,395	$5.21	1,282,048	$4.88	956,267	$4.47

The Company granted to related parties 195,000, 15,000 and 600,000 options in the years ending December 31, 2002, 2003 and 2004, respectively, under various employee option plans. No options were exercised by related parties to purchase shares of common stock of the Company, during 2002, 2003, and 2004 and as of December 31, 2002, 2003, and 2004, the number of outstanding options held by the related parties was 1,289,750, 932,250 and 1,159,750 options, respectively.

Summary information regarding the options outstanding and exercisable at December 31, 2004 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)

$0.71 - 1.78	751,668	6.85	$0.84	9,168	$1.67
$1.80 - 2.85	283,500	2.29	$2.08	261,832	$2.02
$3.50 - 4.00	104,000	2.10	$3.62	104,000	$3.62
$4.75 - 5.50	185,467	1.87	$4.96	185,467	$4.96
$5.95 - 6.40	395,800	1.03	$6.15	395,800	$6.38
	1,720,435	3.94	$2.88	956,267	$4.47

The weighted average grant-date fair value of the options granted during 2002, 2003 and 2004, amounted to $2.46, $1.51 and $0.73 per option, respectively. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2002	2003	2004
Risk-free interest rate	4.2%	3.9%	3.7%
Expected life of options, in years	5.3	9.4	6.9
Expected annual volatility	78%	78%	91%
Expected dividend yield	None	None	None

The Company’s dsIT subsidiary adopted a stock option plan that allows the grant of options for up to 573,268 ordinary shares of common stock of dsIT. Through December 31, 2004 170,659 options had been granted, no options had been exercised and no options had been forfeited. If all options are exercised, the Company’s share in dsIT would decrease from approximately 68% to approximately 65%. At December 31, 2004, the weighted-average remaining contractual life of the stock options outstanding was approximately 3.96 years.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(b) Warrants

The Company has issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrants activity follows:

	2002		2003		2004
	Number of Warrants (in shares)	Weighted Average Exercise Price	Number of Warrants (in shares)	Weighted Average Exercise Price	Number of Warrants (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	120,000	$3.07	315,000	$3.36	435,000	$3.06
Granted	315,000	$3.36	120,000	$2.25	--	$--
Forfeited	(120,000)	$3.07	--	$--	--	$--
Outstanding at end of year	315,000	$3.36	435,000	$3.06	435,000	$3.06
Exercisable end of year	315,000	$3.36	435,000	$3.06	435,000

The following table summarized information about warrants outstanding and exercisable at December 31, 2004:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in shares)	(in years)
$2.00	90,000	1.08	$2.00
$2.34	60,000	2.93	$2.34
$2.50	60,000	0.16	$2.50
$3.34	100,000	2.93	$3.34
$4.20	125,000	0.50	$4.20
	435,000	1.47	$3.06

In 2003, the Company engaged a third party for the purposes of providing investor awareness and business advisory services for a period of one year. The Company paid a monthly advisory fee, totaling $90 over the period of the agreement. In addition, the Company granted the third party common stock purchase warrants for the purchase of 120,000 shares of the Company’s common stock (60,000 at $2.00 per share and 60,000 at $2.50 per share). The warrants became fully vested in May, 2003 and expired on February 25, 2005. The Company used the Black-Scholes valuation method to estimate the fair value of the warrants, using a risk free interest rate of 1.75%, their contractual life of two years, an annual volatility of 88% and no expected dividends. The Company estimated the fair value of the warrants to be approximately $97, which has been charged to selling, general and administrative expense. Total expenses with respect to warrants granted to service providers amounts to $0, $97, and $0 for the years ended December 31, 2002, 2003 and 2004, respectively.

See Notes 8(a) and 8(c) with respect to warrants issued in 2002 and 2003.

(c) Stock Awards

In September 2001, the Company entered into a restricted stock purchase agreement with the then newly hired Chief Executive Officer (CEO) of the Company’s energy intelligence solutions segment subsidiary. Pursuant to this agreement, the Company issued to the segment CEO 50,000 shares of its common stock at a purchase price of $5.95 per share. The common stock was paid for by assigning and endorsing to the Company a 6% subordinated note, due April 15, 2010, in the principal amount of $298. The subordinated note was issued by Philip Services Corp. (OTCBB: PPSVF) in favor of the segment CEO under a trust indenture with Wilmington Trust Company. The subordinated note was reflected as a reduction in shareholders’ equity. In 2003, PSCD filed for bankruptcy and the Company wrote off this note to other expense.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

In January 2003, the CEO of the energy intelligence solutions segment subsidiary received a restricted stock grant of 50,000 shares of common stock of the Company. The Company recognized an expense of $50, which was charged to selling, general and administrative expense in 2003.

In August 2004, the CEO of the computer hardware segment subsidiary received a stock grant of 100,000 shares of common stock of the Company. The Company recognized an expense of $71, which has been charged to selling, general and administrative expense. In addition, the CEO of the computer hardware segment subsidiary received a restricted stock grant of 95,000 shares of common stock of the Company, which vest one third each on the second, third and fourth anniversaries of the grant. The Company recognized deferred compensation of $68 with respect to the restricted stock grant and recognized an expense (amortization) of $9, which has been charged to selling, general and administrative expense in 2004.

(d) Stock Repurchase Program

In September 2000, the Company’s Board of Directors authorized the purchase of up to 500,000 shares of the Company’s common stock. In August 2002, the Company’s Board of Directors authorized the purchase of up to 300,000 more shares of the Company’s common stock. During 2003, the Company purchased 2,000 of its common stock (in 2003 and 2004, the Company also issued 9,000 and 18,000, respectively, of its treasury shares with respect to options exercised), and at December 31, 2004 owned in the aggregate 820,704 of its own shares. The purpose of the stock purchase program was to underscore the Company’s commitment to enhance long-term shareholder value.

(e) Other

In March 1996, the Company’s Board of Directors adopted a stockholder rights plan providing for the distribution of common stock purchase rights at the rate of one right for each share of the Company’s common stock held by shareholders of record as of the close of business on April 1, 1996. The rights plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s shareholders. Each right initially entitles shareholders to buy one-half of a share of common stock of the Company for $15. Generally, the right will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock.

If any person (“Acquiring Person”) becomes the beneficial owner of 15% or more of the Company’s common stock, other than pursuant to a tender or exchange offer for all outstanding shares of the Company approved by a majority of the Company’s independent directors, then, subject to certain exceptions set forth in the rights plan, each right not owned by the Acquiring Person or related parties will entitle its holder to purchase, at the right’s then current exercise price, shares of the Company’s common stock (or in certain circumstances, as determined by the Board of Directors, cash, other property or other securities) having a value of twice the right’s then current exercise price. The Company will generally be entitled to redeem the rights at one half of one cent per right at any time until 10 days (subject to extension) following a public announcement that a 15% position has been acquired. The rights plan will expire in March 2006.

NOTE 13--INCOME TAXES

(a)  Composition of loss from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2002	2003	2004
Domestic	$(4,805)	$(3,739)	$(1,157)
Foreign	(4,191)	(1,056)	390
	$(8,996)	$(4,795)	$(767)

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2002	2003	2004
Current:
Federal	$--	$--	$--
State and local	24	18	--
Foreign	80	79	102
	104	97	102
Deferred:
Federal	$--	$--	$--
State and local	(13)	(10)	5
Foreign	(63)	(88)	19
	(76)	(98)	$24
Total income tax expense (benefit)	$28	$(1)	$126

(b) Effective Income Tax Rates

Set forth below is reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year Ended December 31,
	2002	2003	2004
Statutory Federal rates	34%	34%	34%
Increase (decrease) in income tax rate resulting from:
Non-deductible expenses	(12)	1	(29)
State and local income taxes, net	4	5	6
Other	1	--	1
Valuation allowance	(27)	(40)	(28)
Effective income tax rates	0%	0%	(16)%

(c) Analysis of Deferred Tax Assets and (Liabilities)

Deferred tax assets consist of the following:	As of December 31,
	2003	2004
Employee benefits	$640	$591
Negative investment in Comverge	--	620
Other temporary differences	670	526
Net operating and capital loss carryforwards	7,494	7,271
	8,804	9,008
Valuation allowance	(8,552)	(8,794)
Net deferred tax assets	252	214
Deferred tax liabilities consist of the following:
Intangible asset basis differences	(41)	(27)
Net deferred tax assets, net	$211	$187

Deferred tax assets - current	$87	$62
Deferred tax assets - non-current	165	152
Deferred tax liabilities - non-current	(41)	(27)
Net deferred tax assets	$211	$187

No valuation allowance is established for the Company’s operations, which are reasonably expected to utilize their deferred tax assets. Valuation allowances relate principally to net operating loss and capital loss carryforwards and foreign tax credit carryforwards. The change in the valuation allowance was a decrease of $4,082 and an increase of $242 in 2003 and 2004, respectively. The decrease in 2003 was due primarily to the deconsolidation of Comverge (see Note 3), whereas the increase in 2004 was primarily attributable to the Company’s negative investment in Comverge partially offset by a reduction in future tax rates in Israel (see (f) below).

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(d) Summary of Tax Loss Carryforwards

As of December 31, 2004, the Company had various net operating loss carryforwards expiring as follows:

Expiration:	Federal	State	Foreign
2005-2007	$--	$68	$--
2008	--	801	--
2009	--	2,291	--
2010	--	2,862	--
2011	--	422	--
2019-2024	8,698	--	--
Unlimited	--	--	9,440
Total	$8,698	$6,444	$9,440

(e) Tax Reform in the United States

On October 22, 2004, The American Jobs Creation Act (the “Act”) was signed into law. The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. The Company’s foreign earnings are solely derived from the Company’s Israeli subsidiaries. Due to Israeli tax and company law constraints, the significant minority interest in dsIT and dsIT’s own cash and finance needs, the Company does not expect any foreign earnings to be repatriated to the Company in the near future.

(f) Tax Reform in Israel

The income of the Company’s Israeli subsidiaries is taxed at the regular Israeli corporate tax rates. Through December 31, 2003, the corporate tax was 36%. In July 2004, an amendment to the Income Tax Ordinance was enacted. One of the provisions of this amendment is that the corporate tax rate is to be gradually reduced from 36% to 30%, in the following manner: the rate for 2004 will be 35%, in 2005 - 34%, in 2006 - 32%, and in 2007 and thereafter - 30%. The reduction in the future income tax rates caused a reduction of deferred tax assets and associated valuation allowance of approximately $621 and $597, respectively.

NOTE 14--RELATED PARTY BALANCES AND TRANSACTIONS

(a) The Company paid consulting and other fees to directors of $98, $112 and $95 for the years ended December 31, 2002, 2003 and 2004, respectively, which are included in selling, general and administrative expenses.

(b) The Company paid legal fees for services rendered and out-of-pocket disbursements to a firm in which a principal is a former director and is the son-in-law of the Company’s Chief Executive Officer, of approximately $630, $403 and $479 for the years ended December 31, 2002, 2003 and 2004, respectively. Approximately $106 and $99 was owed to this firm as of December 31, 2003 and 2004, respectively, and is included in other current liabilities and trade accounts payable.

(c) An asset management firm that is controlled by a former director of the Company provided discretionary asset management services to the Company. The Company paid $12 for these services for the year ended December 31, 2002. The engagement with the asset management firm was terminated in September 2002.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(d) The Company received $35 and $6 of rent from a company controlled by the Chief Executive Officer for the years ended December 31, 2002 and 2003, respectively.

(e) The chief executive officer of the Company’s Israeli subsidiary has a loan from the subsidiary that was acquired in 2001. The loan balance and accrued interest at December 31, 2003 and 2004 was $52 and $112, respectively. The loan has no defined maturity date, is denominated in NIS, is linked to the Index and bears interest at 4%.

NOTE 15--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a) General Information

As of December 31 2004, the Company has two reportable segments:

(i) The software consulting and development segment provides computer software and systems consulting and development services

(ii) The computer hardware segment is an authorized dealer and value-added reseller of computer hardware.

Until March 31, 2003, the Company’s included the results of Comverge in its energy intelligence solutions segment. Since March 31, 2003, the Company no longer consolidates the results of Comverge (see Note 3) and no longer includes their results in segment reporting.

The Company’s reportable segments are strategic business units, offering different products and services and are managed separately as each business requires different technology and marketing strategies. Similar operating segments operating in different countries are aggregated into one reportable segment.

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

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following tables represent segmented data for the years ended December 31, 2004, 2003 and 2002:

	Software Consulting and Development (*)	Energy Intelligence Solutions (***)	Computer Hardware	Other (**)	Total

Year ended December 31, 2004:
Revenues from external customers	$11,581	$--	$18,468	$64	$30,113
Intersegment revenues	--	--	--	--	--
Depreciation and amortization	209	--	16	--	225
Segment gross profit	2,718	--	3,744	64	6,526
Segment income	198	--	15	38	251
Minority interests	(90)	--	--	--	(90)
Income tax expense	121	--	5	--	126
Segment assets	12,109	--	4,156	--	16,265
Expenditures for segment assets	81	--	13	--	94

Year ended December 31, 2003:
Revenues from external customers	$12,156	$4,700	$18,139	$39	$35,034
Intersegment revenues	--	284	20	--	304
Depreciation and amortization	350	158	16	--	524
Segment gross profit	2,581	1,313	3,125	39	7,058
Segment loss	(849)	(1,422)	(199)	(17)	(2,487)
Minority interests	264	--	--	--	264
Income tax expense (benefit)	(10)	1	8	--	(1)
Segment assets	11,640	--	4,324	--	15,964
Expenditures for equity investments	--	3,444	--	--	3,444
Expenditures for segment assets	162	54	15	--	231

Year ended December 31, 2002:
Revenues from external customers	$14,202	$19,023	$22,605	$56	$55,886
Intersegment revenues	19	1,125	87	--	1,231
Depreciation and amortization	580	552	17	--	1,149
Segment gross profit	2,674	6,087	4,098	56	12,915
Segment loss	(4,503)	(2,161)	15	(2)	(6,651)
Minority interests	880	--	--	--	880
Income tax expense (benefit)	11	6	11	--	28
Segment assets	12,614	7,872	5,651	--	26,137
Expenditures for segment assets	112	407	14	--	533

(*)	2004 segment information excludes the discontinued results of the US-based consulting activities - see Note 17.

(**)	Represents segments below the quantitative thresholds of SFAS No. 131 - a VAR software operation in Israel and a holding company.

(***)
Operating results of Comverge (the Energy Intelligence Solutions segment) are no longer consolidated beginning the second quarter of 2003 - see Note 3. Segment loss in 2003 includes the Company’s consolidated share of Comverge’s losses from January 1 to March 31, 2003 of $1,124 and other expense of $298, relating to the write-off of a stockholder’s note received from Comverge’s CEO. Not included above are equity losses from Comverge of $1,242 and $1,752 in 2004 and 2003, respectively, and a gain of $705 from the sale of shares in Comverge.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(c)  The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended and as of December 31, 2002, 2003 and 2004:

	Year Ended December 31,
	2002	2003	2004
Revenues:
Total revenues for reportable segments	$55,830	$34,995	$30,049
Other operational segment revenues	56	39	64
Total consolidated revenues	$55,886	$35,034	$30,113
Income (loss)
Total income (loss) for reportable segments	$(6,649)	$(2,470)	$213
Other operational segment operating income (loss)	(2)	(17)	38
Total operating loss	(6,651)	(2,487)	251
Net loss of corporate headquarters	(1,493)	(2,043)	(1,234)
Equity loss in Comverge	--	(1,752)	(1,242)
Gain on sale of shares in Comverge	--	--	705
Discontinued operations income	--	--	348
Consolidated loss	$(8,144)	$(6,282)	$(1,172)

	As of December 31,
	2003	2004
Assets:
Total assets for reportable segments	$16,032	$16,265
Unallocated amounts: Net assets of corporate headquarters *	1,752	760
Total consolidated assets	$17,784	$17,025

* In 2003 includes cash and cash equivalents of $1,116 as well as restricted cash of $241.

Other Significant Items	Segment Totals	Adjustments	Consolidated Totals
Year ended December 31, 2004
Depreciation and amortization	$225	$2	$227
Expenditures for assets	94	--	94

Year ended December 31, 2003
Depreciation and amortization	$524	$3	$527
Expenditures for assets	231	--	231

Year ended December 31, 2002
Depreciation and amortization	$1,149	$6	$1,155
Expenditures for assets	533	1	534

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The reconciling items are all corporate headquarters data, which are not included in the segment information. None of the other adjustments are significant.

	Year Ended December 31,
	2002	2003	2004
Revenues based on location of customer:
United States	$41,622	$21,682	$17,389
Israel	13,700	13,087	12,453
Other	564	265	271
	$55,886	$35,034	$30,113

	As at December 31,
	2003	2004
Long-lived assets located in the following countries:
Israel	$780	$624
United States	34	25
	$814	$649

(a)    Revenues from Major Customers

There was only one major customer, included in the computer hardware segment with sales of $4,910, $5,143 and $7,412, representing 8.8%, 8.8% and 25% of total revenues in 2002, 2003 and 2004, respectively.

NOTE 16--FINANCIAL INSTRUMENTS

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments. Fair values for long-term debt as of December 31, 2004 and 2003 are estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities. The fair value of the Company’s long-term debt is not materially different from its carrying amounts.

NOTE 17—DISCONTINUED OPERATIONS

Since the latter part of 2003, the Company has not recorded revenues from its US-based consulting business. During the second quarter of 2004, the Company decided to discontinue its efforts to reestablish this business as it was previously conducted. As a result, the Company recorded a gain from discontinued operations of $348, net of tax.

Assets and liabilities of the discontinued operation were as follows:

	As at December 31,
	2003	2004
Current assets	$2	$--
Fixed assets	$2	$--
Current liabilities	$729	$307

Profit and loss of the discontinued operations within consulting segment were as follows:

Year ended December 31, 2004
Sales	$--
Cost of sales	--
Gross profit	--
Income (loss) from operations	(2)
Interest expense	4
Net income (loss) from discontinued operations	$348

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The consolidated statements of operations and cash flow for the years ended December 31, 2002 and 2003 have not been restated to reflect the discontinued operations since the presentation for those years is immaterial.

NOTE 18—SUBSEQUENT EVENTS

(a) Judgment by the Jerusalem District Court

In March 2005, a Jerusalem District Court rendered a decision in favor of the Company in its suit against Israel Discount Bank (“IDB”) and has awarded the Company damages, legal fees and other costs of approximately $2.2 million.

The Company’s case against IDB was commenced in March 1999 and had alleged that IDB had wrongfully retained control of shares of the Company’s Decision System Israel Ltd. subsidiary (now known as dsIT Technologies Ltd.). The Company’s action also sought a declaratory judgment that the Company was not liable to IDB on a guaranty made on behalf of a former equity affiliate. In September 2001 the District Court decided against the Company on all claims. The Company appealed the decision to the Israel Supreme Court, which in June 2004 upheld the decision of the District Court on the guarantee but reversed the District Court on the shares and held that IDB had wrongfully retained the shares. The Supreme Court remanded the case to the District Court to determine the damages payable by IDB to the Company. The decision announced by the Company today was rendered on the remand from the Israel Supreme Court. The District Court decision is subject to possible appeal by IDB. The Company has been informally notified that IDB intends to appeal the Jerusalem District Court decision.

In accordance with generally accepted accounting principles, any gain contingency associated with the decision in the Company’s favor will not be recognized as income until the earlier of the exhaustion of all appeals or settlement of the action

(a) Sale of dsIT subsidiary

In March 2005, the Company and the other shareholders of dsIT entered into an agreement in principle for the sale of all the outstanding shares of dsIT to Matrix IT Ltd. (“Matrix”). Matrix is listed on the Tel Aviv Stock Exchange and is part of the Formula Group. Under the terms of the agreement in principle, the total consideration to be paid for the shares would be $9 million, to be paid in cash and in Matrix ordinary shares. A portion of the consideration is subject to adjustment based on dsIT’s performance against certain operating goals to be set forth in the definitive agreement. The agreement in principle includes a “no-shop” agreement for a period of 45 days to allow Matrix to perform its due-diligence investigation.

Comverge, Inc. and Subsidiaries
Consolidated Financial Statements
December 31, 2004 and 2003

Comverge, Inc. and Subsidiaries
Index
December 31, 2004 and 2003

Page(s)
Report of Independent Auditors	1
Consolidated Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Operations	3
Consolidated Statements of Changes in Shareholders' Deficit	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-21

Report of Independent Auditors

To Board of Directors and Shareholders of
Comverge, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ deficit and cash flows present fairly, in all material respects, the financial position of Comverge, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Atlanta, Georgia
March 30, 2005

Comverge, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2004 and 2003

(in thousands of dollars, except per share data)
	2004	2003
Assets
Current assets
Cash and cash equivalents	$8,761	$4,570
Accounts receivable	4,620	3,021
Inventory	2,102	3,404
Other current assets	1,057	524
Total current assets	16,540	11,519
Property and equipment, net	5,342	2,097
Goodwill and other intangible assets	726	993
Prepaid employee termination benefits	336	375
Other assets	1,017	37
Total assets	$23,961	$15,021
Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable	$2,225	$2,793
Deferred revenue	1,963	371
Accrued expenses	986	467
Other current liabilities	468	505
Total current liabilities	5,642	4,136
Long-term liabilities
Long-term trade payable	1,362	-
Long-term bank debt	-	1,346
Liability for employee termination benefits	559	644
Other liabilities	290	172
Total long-term liabilities	2,211	2,162
Commitments and Contingencies (Note 10)
Convertible Preferred Stock
Series A, $.001 par value per share, authorized 10,402,000 shares;
issued and outstanding 10,401,146 and 8,945,350 shares at
December 31, 2004 and 2003, respectively; net of offering costs of $238 and $218; liquidation preference of $32,516 and $27,995
at December 31, 2004 and 2003, respectively	21,438	18,425
Series A-2, $.001 par value per share, authorized 36,076 shares;
issued and outstanding 36,076 shares at December 31, 2004
and 2003; liquidation preference of $147 and $150 at
December 31, 2004 and 2003, respectively	100	100
Series B, $.001 par value per share, authorized 7,875,377 shares;
issued and outstanding 5,640,878 and 0 shares at December 31,
2004 and 2003, respectively; net of offering costs of $31; liquidation
preference of $20,449	13,568	-
	35,106	18,525
Shareholders' Deficit
Common stock $.001 par value per share
Authorized 28,185,739 shares; issued and outstanding
5,903,598 and 5,814,748 shares at December 31, 2004
and 2003, respectively	6	6
Additional paid-in capital	19,105	19,013
Deferred compensation	(30)	-
Accumulated deficit	(38,079)	(28,821)
Total shareholders' deficit	(18,998)	(9,802)
Total liabilities and shareholders' deficit	$23,961	$15,021

The accompanying notes are an integral part of these financial statements.

Comverge, Inc. and Subsidiaries
Consolidated Statements of Operations
Year Ended December 31, 2004 and 2003

(in thousands of dollars)
	2004	2003
Revenue
Product	$13,028	$12,592
Service	5,131	3,050
Total revenue	18,159	15,642
Cost of revenue
Product	9,478	9,763
Service	1,078	875
Total cost of revenue	10,556	10,638
Gross profit	7,603	5,004
General and administrative expenses	7,382	7,777
Marketing and selling expenses	7,335	4,177
Depreciation and amortization	869	1,166
Research and development expenses	1,046	615
Operating loss	(9,029)	(8,731)
Interest and other expense, net	229	586
Net loss	$(9,258)	$(9,317)

The accompanying notes are an integral part of these financial statements.

Comverge, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Deficit
Year Ended December 31, 2004 and 2003

(in thousands of dollars, except share data)			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total
Balances at December 31, 2002	4,937,748	$5	$8,631	$-	$(19,504)	$(10,868)
Issuance of common stock	877,000	1	509	-	-	510
Contribution of debt by affiliated investor	-	-	9,673	-	-	9,673
Executive compensation payable by
affiliated investor	-	-	200	-	-	200
Net loss	-	-	-	-	(9,317)	(9,317)
Balances at December 31, 2003	5,814,748	6	19,013	-	(28,821)	(9,802)
Issuance of common stock	4,052	-	5	-	-	5
Repurchase of common stock	(8,000)	-	(14)	-	-	(14)
Deferred compensation	-	-	30	(30)	-	-
Issuance of common stock with
series B financing	92,798	-	34	-	-	34
Shareholder loans	-	-	37	-	-	37
Net loss	-	-	-	-	(9,258)	(9,258)
Balances at December 31, 2004	5,903,598	$6	$19,105	$(30)	$(38,079)	$(18,998)

The accompanying notes are an integral part of these financial statements.

Comverge, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Deficit
Year Ended December 31, 2004 and 2003

(in thousands of dollars)
	2004	2003
Cash flows from operating activities
Net Income/(loss)	$(9,258)	$(9,317)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,212	1,166
Executive compensation payable by affiliate investor	-	200
Loss on disposal of property and equipment	69	62
Provision for inventory	45	-
Changes in operating assets and liabilities
Accounts receivable	(1,599)	579
Inventories	1,256	(1,364)
Prepaid expenses and other assets	(1,474)	(286)
Accounts payable	(568)	1,596
Accrued expenses and other liabilities	1,774	114
Deferred revenue	1,592	117
Net cash used in operating activities	(6,951)	(7,133)
Cash flows investing activities
Purchases of property and equipment	(4,156)	(1,485)
Funding of termination benefits	-	(69)
Net cash used in investing activities	(4,156)	(1,554)
Cash flows from financing activities
Proceeds from exercise of stock options	5	-
Repurchace of common stock	(14)	-
Proceeds from Series A Preferred Stock issuance,
net of $20 and $218 of issuance costs, respectively	3,014	18,425
Proceeds from Series A-1 Preferred Stock issuance	-	2,000
Repurchace of Series A-1 Preferred Stock	-	(2,000)
Proceeds from A-2 Preferred Stock issuance	-	100
Proceeds from Series B Preferred Stock issuance,
net of $31 of issuance costs	13,602	-
Repayments of long-term debt	(1,346)	(8,200)
Proceeds from repayment of shareholder loans	37	-
Borrowings under credit facility	-	2,822
Net cash provided by financing activities	15,298	13,147
Net change in cash	4,191	4,460
Cash and cash equivalents at beginning of year	4,570	110
Cash and cash equivalents at end of year	$8,761	$4,570
Supplemental disclosure of noncash investing and
financing activities
Cash paid for interest	$91	$190
Recording of asset retirement obligation	$102	$-
Increase in fixed assets resulting from transfer of inventory	$686	$685
Affiliated investor contribution of debt to paid-in-capital	$-	$9,673
Assets/liabilities acquired in acquisition:
Property and equipment	$-	$(472)
Identified intangible	$-	$(104)
Other current liabilities	$-	$66
Issuance of shares in respect of acquisition	$-	$510

The accompanying notes are an integral part of these financial statements.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(All notes in thousands of dollars, except per share data)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business
Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, “We” or the "Company"), provides (i) Energy intelligence systems, comprised of hardware, software and installation services, to utilities and other energy customers and (ii) On-call capacity relief to electricity generators and transmitters (Note 14). Prior to April 2003, the Company was a wholly-owned subsidiary of Data Systems & Software, Inc. (“DSSI”). In April 2003 and continuing thereafter, the Company completed a series of equity financings totaling $35,410 (Note 11). DSSI remained the Company’s largest shareholder owning approximately 25 percent and 41 percent of the Company’s issued and outstanding voting equity at December 31, 2004 and 2003, respectively.

Liquidity
The Company has experienced losses since inception and expects to generate additional losses in the foreseeable future. During 2004, the Company raised additional financing and management believes this, along with available borrowing capacity, will be sufficient to meet the operating needs of the Company over the next twelve months. Additional financing may be required to help the Company continue to develop its Enterprise business (Note 14).

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

Foreign Currency Translations
The currency of the primary economic environment in which the operations of the Company are conducted is the United States Dollar ("dollar"). Accordingly, Comverge and its subsidiaries use the dollar as their functional currency. All exchange gains and losses denominated in nondollar currencies are presented on a net basis in operating expense in the consolidated statement of operations when they arise. Foreign currency loss amounted to $4 and $15 for the years ended December 31, 2004 and 2003, respectively.

Principles of Consolidation and Presentation
The consolidated financial statements of the Company include the accounts of its subsidiaries. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
The company considers all highly liquid investments with a remaining maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash and demand deposits in banks and short-term investments.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(All notes in thousands of dollars, except per share data)

Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on specific identification of accounts considered to be doubtful of collection as well as historical experience. As of December 31, 2004 and 2003 there were no accounts identified as doubtful of collection.

Inventory
Inventories are stated at the lower of cost or market. Inventory cost is determined on the basis of specific identification based on acquisition cost, and due provision is made to reduce all slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values.

Property and Equipment
Property and equipment are presented at the lesser of cost or fair value at the date of acquisition. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets. In the case of installed assets that are part of long-term contracts, the assets are depreciated over the shorter of the useful life or the expected life of the contract. Leasehold improvements are depreciated over the shorter of the lease term or useful life. Improvements are capitalized while repairs and maintenance are expensed as incurred.

In accordance with Statement on Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of liabilities for asset retirement obligations in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and recognized as depreciation expense over the assets useful life. As part of the Company’s Enterprise business (Note 14), the Company installs hardware at the places of residence of select utility customers’ homes. At the request of the homeowner, the Company is obligated to remove this hardware. Accordingly, in 2004, the Company recognized an asset retirement obligation liability and an associated increase in the value of long-lived assets of $102. In 2003, the estimated cost of these obligations was immaterial. As such, there was no obligation recognized.

Goodwill and Intangibles
Goodwill represents the excess of cost over the fair value of the net tangible assets of subsidiaries acquired in purchase transactions. Goodwill is not being amortized in accordance with SFAS 142, Goodwill and Other Intangible Assets. In accordance with SFAS 142, goodwill and other indefinite-lived intangible assets are tested for impairment on at least an annual basis, on December 31 of each year. Based on the Company’s most recent impairment test, there has been no impairment loss recognized for goodwill.

The costs of licensed technology are presented at their fair value at acquisition date. These costs are amortized on a straight-line basis over the term of the license, generally five years.

The costs of registered patents and patents pending acquired from third parties are presented at their fair value at acquisition date. In addition, registration costs and fees for patents are capitalized. Registered patents costs are amortized over the estimated remaining useful life of the patents, from four to fourteen years. Costs for patents pending are not amortized until they are issued.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(All notes in thousands of dollars, except per share data)

Revenue Recognition
In accordance with Staff Accounting Bulletin (SAB) 104, Revenue Recognition, the Company recognizes revenues when the following criteria have been met: delivery has occurred, the price is fixed and determinable, collection is probable, and persuasive evidence of an arrangement exists.

In accordance with Emerging Issues Task Force (EITF) 00-21, Accounting for Revenue Arrangements With Multiple Deliverables, the Company assesses revenue arrangements to determine when multiple deliverables exist in order to determine if separate accounting is required for these deliverables separately per EITF 00-21.

Revenue from time-and-materials service contracts and other services are recognized as services are provided. Revenue from maintenance contracts is recognized on a straight-line basis over the life of the contract.

In accordance with SAB 104, the Company defers revenues and associated costs of revenues related to certain long term contracts until such time as the contract price is fixed and determinable. These contracts require the Company to provide capacity through our load curtailment solutions to electricity generators, and require a measurement and verification of capacity provided on an annual basis in order to determine final contract consideration for a given year. For the year ended December 31, 2004, the Company deferred $1,713 of revenues and $281 of corresponding costs of revenues.

In accordance with EITF issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company reports shipping and handling revenues and their associated costs in Revenue and Cost of Revenue, respectively.

Warranty Provision
Comverge generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. As of December 31, 2004 and 2003 the Company had accrued $161 and $152, respectively, for estimated product warranty costs, which was included in other current liabilities. The accrued product warranty costs were based primarily on estimated costs to satisfy a customer warranty claim. Warranty claims expense for the years ended December 31, 2004 and 2003 were $91 and $20, respectively.

	2004	2003
Warranty provision at beginning of period	$152	$52
Accruals for warranties issued during the period	100	100
Warranty settlements during the period	(91)	(20)
Changes in liability for pre-existing warranties
during the period, including expirations	-	20
Warranty provision at the end of period	$161	$152

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(All notes in thousands of dollars, except per share data)

Advertising Expenses
Advertising costs are expensed as incurred. Advertising expense amounted to $2,816 and $813 for the years ended December 31, 2004 and 2003, respectively.

Research and Development Expenses
Research and development costs are expensed as incurred.

Stock-Based Compensation
The Company accounts for employee and director stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance therewith, the Company records compensation expense on fixed stock options and restricted common stock granted to employees and directors at the date of grant if the current market price of the Company’s common stock exceeds the exercise price of the options and restricted common stock. Compensation expense on variable stock option grants is estimated until the measurement date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. The Company complies with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). As such, the Company provides pro forma net income disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company’s stock-based employee compensation plan is described more fully in Note 12.

Total stock-based compensation expense determined under the fair-value method for all awards was $35 and $52 for the years ended December 31, 2004 and 2003, respectively. See the pro forma net loss reconciliation in the table below.

	Fiscal year ended
	December 31,	December 31,
	2004	2003
	(In thousands, except for share numbers)
Net loss as reported	$(9,258)	$(9,317)
Add:
Stock-based employee compensation
expense included in reported net income
net of related tax effects	-	-
Deduct:
Total stock-based employee compensation
expense determined under fair value method-
based methods for all awards, net of tax effects	(35)	(52)
Pro forma net loss	$(9,293)	$(9,369)

The Company accounts for stock-based compensation issued to consultants on a fair value basis in accordance with SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(All notes in thousands of dollars, except per share data)

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

Significant Risks and Uncertainties
The Company’s operations are subject to certain risks and uncertainties including, but not limited to; a history of unprofitability and the inability to fund its operations and capital requirements with free cash flow, the continued ability to obtain financing on commercially reasonable terms, operating results that are often volatile and difficult to predict, the ability to develop new products and the market’s acceptance of those products, a highly competitive marketplace, the reliance on strategic relationships as distribution channels to market products, the use of technology licensed from third parties, the potential of product defects, the commoditization of products and resulting pricing pressures, lengthy sales cycles of our utility customers, the ability to manage growth, possible disruption in commercial activities due to terrorist activity and armed conflict, delays in product development and related release schedules, the ability to protect intellectual property and the need to retain key personnel. Additionally, the Company has a significant share of a market that is presently very small, making it difficult to achieve internal growth absent a significant market expansion. Any of these factors could impair our ability to expand our operations or to generate significant revenues and cash flows from those markets in which we operate. As a result of the above and other factors, the Company’s financial condition can vary significantly from year to year.

Impact of Recent Accounting Pronouncements
On December 16, 2004, the FASB issued SFAS 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation cost on grants of employee stock options when the exercise price of an option is at or below the fair market value of the underlying stock. Accordingly, the adoption of SFAS 123(R) could have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(All notes in thousands of dollars, except per share data)

The Company expects to adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) permits the Company to adopt its requirements using one of two methods:

•
A “modified prospective” method in which compensation cost is recognized beginning with the January 1, 2006 adoption date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after January 1, 2006 and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on the adoption date.

•
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS 123(R) using the modified prospective method.

2.	Acquisitions

On April 7, 2003, the Company acquired from an unrelated company, Sixth Dimension, Inc. (“6D”), certain property and equipment and technological know-how (software) relating to its iNET software platform in exchange for 877,000 of its common shares (the “Acquisition”). The Acquisition was accounted for using the purchase method of accounting. The Company acquired a business including property and equipment, intellectual property, certain contracts with customers and all of 6D’s employees. In consideration of the Company’s acquisition, certain 6D investors purchased $3,750 of the Company’s Series A Preferred Stock. 6D is an early stage Internet-based software company, whose iNET platform enables a broad range of energy services including: upstream facility metering, monitoring, and control; performance-based operations and proactive maintenance; economic demand response and active load curtailment; aggregated distributed generation; power reliability and quality monitoring; and other real-time capital equipment analysis using a low-cost, robust, software for service delivery. The iNET platform adds to Comverge's product offering, technology for upstream monitoring and control of capital assets, by combining real-time, internet-based, data warehousing capabilities with the analytical and metering capabilities of the Company’s PowerCAMP software applications.

The purchase price of the acquired assets was $510, determined by an independent appraisal of the value of the Company’s common shares issued in respect of the Acquisition as of the Acquisition date. As a result of the Acquisition, the Company recorded an intangible asset, the iNET software, of $104. This asset will be amortized on a straight line basis over three years from the Acquisition date.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(All notes in thousands of dollars, except per share data)

3.	Property and Equipment

Property and equipment, at December 31, 2004 and 2003 consisted of the following:

	Estimated
	Useful Life
	(in years)	2004	2003
Load control equipment	3-10	$4,775	$973
Computer hardware and software	3	1,259	1,807
Office furniture and equipment	5-7	1,660	1,657
Leasehold improvements	Term of lease	177	103
		7,871	4,540
Accumulated depreciation		2,529	2,443
Property and equipment, net		$5,342	$2,097

Depreciation in respect of property and equipment amounted to $946 and $831 for and the years ended December 31, 2004 and 2003, respectively.

4.	Goodwill and Intangible Assets

The Company’s goodwill balance as of both December 31, 2004 and 2003 was $499, which is recorded as part of the Solutions segment (Note 14).

Intangible assets and accumulated amortization as of December 31, 2004 and 2003 consisted of the following:

	Estimated
	Useful Life
	(in years)	2004	2003
Technological Know-How	5	$1,436	$1,436
Acquired Software	3	104	104
Patents	4-14	287	287
		1,827	1,827
Accumulated amortization		1,600	1,333
Identified intangible assets with finite lives, net		$227	$494

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(All notes in thousands of dollars, except per share data)

The Company uses the straight line method of computing amortization expense. Amortization expense for the years ended December 31, 2004 and 2003 was $266 and $335, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending December 31,
2005	$50
2006	24
2007	15
2008	15
2009	15
Thereafter	108

5.	Other Assets

Other assets at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Long-term inventory	$975	$-
Other	42	37
Total other assets	$1,017	$37

The inventory balance of $975 as of December 31, 2004, represents certain finished goods inventory not anticipated to be sold during the next twelve months primarily due to the necessary completion in 2005 of certain firmware to be integrated into the products. The inventory was obtained pursuant to a purchase agreement with the vendor that provides for extended payment terms (Note 7).

6.	Long-Term Debt

On April 7, 2003, in connection with a private equity financing, the Company entered into a $6,500 credit facility (“Credit Facility”) with a major United States commercial bank. The Credit Facility consists of a three-year term loan (“Term Loan”) of $1,500 bearing interest at the prime rate and a $5,000, three year, revolving credit facility (“Revolving Facility”) bearing interest between prime+1.5 percent and prime+2.0 percent per annum. Initial borrowings were used to refinance certain debt. The Term Loan was secured by cash collateral in a like amount pledged by DSSI and was repaid by the Company in December 2003. Interest paid on this Term Loan totaled $45 in 2003. The Revolving Facility is secured by virtually all of the assets of the Company including the Company’s intellectual property. On September 24, 2004, the Company modified the Credit Facility to (i) increase the revolving line credit amount to $7,000, (ii) increase the letter of credit sublimit to $3,000 and (iii) extend the maturity date of the Revolving Facility to September 15, 2007. Borrowings under the Revolving Facility can be requested, from time to time, up to an amount that, based on a formula, includes 80 percent of eligible receivables and eligible inventory limited to the lesser of (i) 25 percent of FMV, (ii) 80 percent of net orderly liquidation value or (iii) $500. At December 31, 2004 and 2003 the Company had $0 and $1,346, respectively, of borrowings under the Revolving Facility.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(All notes in thousands of dollars, except per share data)

As of December 31, 2004, the Company had unutilized borrowing availability under its Revolving Facility of approximately $3,000.

7.	Long-Term Trade Payable

At December 31, 2004, the Company owed a trade vendor $1,362 in consideration of certain inventory obtained pursuant to a purchase agreement executed in September of 2003 (Note 5). Pursuant to an amendment to the terms of the purchase agreement in September 2004, the due date of this trade obligation was extended to March 30, 2006. The amount owed bears no interest and is not secured by any assets of the Company.

8.	Liability for Employer Termination Benefits

Under Israeli law and labor agreements, one of the Company’s subsidiaries, Comverge Control Systems, is required to make severance and pension payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. The pension plans are multi-employer and independent of the Company. Pension and severance costs for the years ended December 31, 2004 and 2003 was $143 and $217, respectively, and is included in general and administrative expenses.

9.	Income Taxes

The Company has Federal, state, and foreign net operating losses of approximately $25,196, $15,601 and $3,036, respectively, at December 31, 2004. The Federal net operating loss carryforwards begin expiring in 2019 and state net operating loss carryforwards begin expiring in 2006. During year ended December 31, 2003, certain substantial changes in the Company’s ownership, as defined in the provisions of the Internal Revenue Code, resulted in a limitation on the utilization of a significant portion of the Federal and state net operating losses on an annual basis.

At December 31, 2004, the Company has provided a valuation allowance for the full amount of its net deferred tax asset since realization of any future tax benefit cannot be sufficiently assured.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	2004	2003
Federal income tax at statutory federal rate	34.0%	34.0%
State income tax expense	4.0%	4.0%
Other	(1.4%)	(0.4%)
Valuation allowance	(36.6%)	(37.6%)
Effective tax rate	0%	0%

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(All notes in thousands of dollars, except per share data)

Deferred tax assets (liabilities) consist of the following:

	2004	2003
Deferred tax assets
Net operating loss carryforwards	$10,283	$7,981
Other	1,161	735
Deferred tax liabilities
Other	(171)	(185)
	11,273	8,531
Valuation allowance	(11,273)	(8,531)
Net deferred tax assets (liabilities)	$-	$-

10.	Commitments and Contingencies

(a) Leases of Property and Equipment

Rental and leasing expenses for the years ended December 31, 2004 and 2003 was $624 and $532, respectively. Future minimum rental payments and lease payments on noncancelable operating leases as of December 31, 2004 are as follows:

(in thousands of dollars)
Year Ending December 31,
2005	$469
2006	313
2007	181
2008	176
2009	166
Thereafter	14

(b) Employee Retirement Savings Plan

The Company sponsors a tax deferred retirement savings plan that permits eligible U.S. employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. No discretionary contributions were made for the years ended December 31, 2004 or 2003.

(c) Royalties

The Company is committed to pay royalties to the Government of Israel on proceeds from the sale of certain products in which the Government of Israel participated in the research and development by way of grants. Royalties are currently payable at a rate of 4.5 percent of the annual sales of the product. The amount payable as royalties is limited to the amount of the original grant of $595. The net amount due in respect of these grants amounted to approximately $418 at December 31, 2004.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(All notes in thousands of dollars, except per share data)

11.	Shareholders' Deficit

Contribution of DSSI debt to paid-in-capital
In April of 2003, by agreement, and in consideration of the sale of the Company’s Series A and A-1 preferred shares and the placement of a New Credit Facility, DSSI and its affiliated companies (other than the Company) contributed accrued management fees and the principal amount of loans, advances and accrued interest thereon in the amount of $9,673 to paid in capital.

Common Stock
Holders of the Company’s common stock are entitled to dividends if and when declared by the board of directors. The holders of common stock, voting as a separate class, are entitled to elect two members of the Board of Directors at each meeting or pursuant to each consent of the Corporation’s stockholders for the election of directors, and to remove from office such directors and to fill any vacancy caused by the resignation, death or removal of such directors.

Convertible Preferred Stock
During 2003, the Company sold to investors (i) 8,945,350 shares of its Series A Convertible Preferred Stock (“Series A Preferred”) for $18,643, (ii) 721,527 shares of its Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) for $2,000 and (iii) 36,076 of its Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”) for $100. The Company repurchased its Series A-1 Preferred in 2003, pursuant to a put right of an investor for $2,000 plus accrued dividends of $74 which dividends were recognized as a financial expense in 2003.

During 2004, the Company sold to investors (i) 1,455,796 of its Series A Preferred for $3,034 and (ii) 5,640,878 shares of its Series B Convertible Preferred Stock (“Series B Preferred”) for $13,633. As part of the Series B Preferred transaction, the Company issued 92,798 shares of common stock for no monetary consideration to one of the investors. The fair value of these shares, based on an independent third party valuation, is $34. Accordingly, the Company made a pro rata allocation of the total consideration received to the Series B Preferred and the common stock, resulting in $13,599 allocated to the Series B Preferred and $34 to the common stock.

The rights, preferences and privileges attached to the Series A Preferred, Series A-2 Preferred and Series B Preferred (Collectively, the “Preferred Stock”) are as follows:

(a) Conversion

The Preferred Stock is convertible into the Company’s common stock initially on a one-for-one basis subject to adjustment for the achievement of certain performance criteria. Conversion is mandatory (i) in the event that the holders of at least a majority of the then-outstanding shares of Preferred Stock consent to such conversion or (ii) upon the closing of a firmly underwritten public offering of shares of common stock of the Company at a per share price not less than five times the original per-share purchase price of the Preferred Stock. The holders of Preferred Stock have no mandatory redemption rights.

(b) Board of Directors

The holders of Preferred Stock, voting as a separate class, shall be entitled to elect three members of the Board of Directors at each meeting or pursuant to each consent of the Corporation’s stockholders for the election of directors, and to remove from office such directors and to fill any vacancy caused by the resignation, death or removal of such directors. After December 31, 2004, the board can be increased by no more than two additional seats based on a majority vote of the then members of the board. The additional two seats shall be filled by outside directors, who shall be selected by a majority of the other members of the Board of Directors, including the affirmative vote of at least two of the directors designated by the holders of Preferred Stock.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

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

The holders of shares of Preferred Stock, on a pari passu basis and in preference to the holders of any shares of any other class of capital stock of the Company, shall be entitled to receive, when, as and if declared by the Board of Directors, but only out of funds legally available therefore, dividends at the rate of 8 percent per annum based, in each case, on the original Preferred Stock issue price. Dividends are noncumulative.

(d) Voting

The Preferred Stock shall vote together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company.

(e) Liquidation Preferences

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of shares of Series A Preferred and the Series B Preferred shall be entitled to be paid, on a pari passu basis, before any distribution or payment is made upon the Series A-2 Preferred Stock or on the common stock an amount equal to 1.5 times the original Series A issue price per share or original Series B price per share, respectively, plus all declared and unpaid dividends. After payment to the holders of Series A Preferred and the Series B Preferred of the full amounts to which they are entitled the holders of Series A-2 Preferred Stock shall be entitled to be paid, before any distribution or payment is made upon the common stock, an amount equal to 1.5 times the original Series A-2 issue price per share plus all declared but unpaid dividends. After the preferential payments have been made in full, any additional remaining assets shall be distributed ratably to the holders of Preferred Stock (on an as-converted basis) and common stock until such holders of Preferred Stock have received, inclusive of their liquidation amount, an amount equal to 5 times their original issue price per share. After payment of all preferential amounts, the entire remaining assets of the Company legally available for distribution, if any, shall be distributed ratably among the holders of its common stock.

Unless otherwise agreed by holders of at least 66 2/3 percent of the then-outstanding shares of Preferred Stock, a liquidation, dissolution or winding up of the Company shall also include (i) the acquisition or sale of the Company unless the Company’s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale hold at least 50 percent of the voting power of the surviving or acquiring entity or (ii) a sale, lease or other conveyance or disposition of all or substantially all of the assets of the Company, including a sale of all or substantially all of the assets of the Company’s subsidiaries, if such assets constitute substantially all of the assets of the Company and such subsidiaries taken as a whole.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(All notes in thousands of dollars, except per share data)

(f) Anti-dilution Rights

The conversion prices of Preferred Stock are subject to broad-based weighted average anti-dilution adjustments to reduce dilution in the event that the Company issues additional equity securities (other than Board approved employee incentives, including stock options) at a purchase price less than the then-applicable conversion price of the Series A Preferred, Series A-2 Preferred and Series B Preferred, respectively. The conversion price is also subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like.

(g) Protective Provisions

For so long as at least 100,000 shares of Preferred Stock remain outstanding, consent of the holders of at least 60% of the then outstanding Preferred Stock shall be required to (i) alter or change the rights, preferences or privileges of the Preferred Stock, (ii) create (by reclassification or otherwise) any new class or series of shares having rights, preferences or privileges senior to or on a parity with the Preferred Stock, (iii) amend or waive any provision of the Company’s Articles of Incorporation or Bylaws, (iv) increase or decrease the authorized number of shares of common or Preferred Stock, (v) redeem any shares of common stock (other than pursuant to equity incentive agreements with service providers giving the Company the right to repurchase shares upon the termination of services), (vi) consummate any merger, other corporate reorganization, sale of control, or any transaction in which all or substantially all of the assets of the Company are sold, (vii) increase or decrease the authorized size of the Company’s Board of Directors or the Compensation Committee of the Board of Directors, (viii) pay or declare any dividend on any shares of common or Preferred Stock, (ix) liquidate or dissolve the Company, (x) increase the number of shares reserved for issuance under the Option Plan, (xi) issue any shares of capital stock of the Company or options to acquire capital stock of the Company under the Option Plan, unless such issuance is approved by the Board of Directors and the Compensation Committee of the Board of Directors, or (xii) authorize or incur any additional indebtedness in excess of $500 (other than the revolving Credit Facility), unless such incurrence of indebtedness is approved by the Board of Directors, including at least two of the directors designated by the holders of Preferred Stock.

12.	Stock Option Plan

The Company's stock option plan provides for the granting to officers, directors and other key employees of options to purchase shares of common stock at not less than 85 percent of the estimated fair value of the Company’s common stock on the date of grant. The purchase price must be paid in cash. At December 31, 2004, the Company had 2,600,996 issued and outstanding options under the various plans of which 78,491 options had been exercised by optionees. Options expire between five years and ten years from the date of the grant. The options generally vest over a two to four year period from the date of the grant. At December 31, 2004, 1,260,244 options were available for grant under the various plans.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(All notes in thousands of dollars, except per share data)

A summary status of the Company's option plans as of December 31, 2004 and 2003, as well as changes during the year then ended, is presented below:

	2004		2003
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	(in Shares)	Price	(in Shares)	Price
Outstanding at beginning of year	2,216,049	$1.20	943,530	$1.20
Granted	980,525	$0.44	1,278,800	$1.20
Exercised	(4,052)	$1.27	-	$1.20
Forfeited	(591,526)	$1.06	(6,281)	$1.20
Outstanding at end of year	2,600,996	$0.95	2,216,049	$1.20
Exercisable at end of year	1,260,078	$1.13	921,094	$1.16

	Outstanding as of December 31, 2004
		Average
		Remaining
	Number	Contractual	Number
Exercise Prices	Outstanding	Life	Exercisable
	(In Shares)	(In Years)	(In Shares)
$0.29	818,700	6.72	193,948
$1.20	1,695,059	4.42	978,894
$1.31	52,587	6.87	52,587
$2.00	10,191	1.01	10,191
$4.00	24,459	1.24	24,459
	2,600,996	5.15	1,260,098

The weighted average grant-date fair value of 980,525 and 1,278,800 options granted during 2004 and 2003, respectively, was zero. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2004	2003
Risk-free interest rate	3.50%	5.38%
Expected life of options, in years	5.0	5.0
Expected annual volatility	0%	0%
Expected dividend yield	None	None

During 2002, the Company repriced certain incentive stock options of ten employees. One of these employee’s options were repriced, pursuant to his employment agreement, from $4.00 to $1.20 per share. The Company also repriced certain incentive stock options of ten employees (including the aforementioned employee) who held certain anti-dilution options from $1.94 to $1.31 per share. As a result of these repricings, the options are accounted for as variable awards with a compensation charge recognized for periodic changes in the intrinsic value of the option until the award expires, is exercised, or is forfeited. No compensation charge was recognized during 2004 or 2003 related to these repriced option grants since the fair market value of the common stock was below the exercise prices. During 2004, the Company incurred $30 in deferred compensation related to option grants which will be recognized into expense over the vesting period of the awards

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(All notes in thousands of dollars, except per share data)

13.	Major Customers

During the year ended December 31, 2004, the Company had two customers which accounted for 15.4% and 10.7% of the Company’s total revenue. The total accounts receivable from these customers were $256 and $129, respectively, at December 31, 2004. During the year ended December 31, 2003, the Company had one customer which accounted for 18.5% of the Company’s total revenue. The total accounts receivable from this customer was $172 at December 31, 2003. No other customer accounted for more than 10 percent of the Company’s total revenue in 2004 or 2003.

14.	Segment Information

We have two operating segments by which we evaluate our business and for which we have discrete financial information available. These operating segments are (1) Solutions sales, consisting of energy intelligence systems comprised of hardware and software sold to utilities and other customers and (2) Enterprise sales, consisting of long-term, turnkey contracts to provide capacity relief to electricity generators and transmitters. In evaluating financial performance, we focus on operating income as a measure of a segment’s profit or loss. Operating income for this purpose is income before interest, taxes and allocation of certain corporate expenses. Operating income is significant as it includes the revenue and related costs that apply to the individual segments. We do not utilize total assets as a measure of a segment’s performance. Total assets are reviewed at the enterprise level and thus are not included in our segment disclosure.

Capital requirements of our Enterprise segment are significant and consist of hardware devices and control equipment that allow us to provide energy capacity to our generation and transmission customers during periods of peak electricity demand.

The following table includes financial information for 2004 and 2003 related to our segments. The information presented below may not be indicative of results if the segments were independent organizations.

	For the Year Ended 2004
	Solutions	Enterprise	Total
External revenues	$17,002	$1,157	$18,159
Operating loss	(6,905)	(2,124)	(9,029)
Identifiable long term assets	724	4,618	5,342
Depreciation expense	589	357	946
Capital expenditures	434	3,722	4,156
Net loss	(7,595)	(1,663)	(9,258)

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(All notes in thousands of dollars, except per share data)

	For the Year Ended 2003
	Solutions	Enterprise	Total
External revenues	$15,394	$248	$15,642
Operating loss	(8,234)	(497)	(8,731)
Identificable long term assets	704	1,393	2,097
Depreciation expense	778	53	831
Capital expenditures	312	1,173	1,485
Net loss	(9,184)	(133)	(9,317)

15.	Related Party Transactions and Balances

An affiliate of DSSI charged the Company’s Israeli subsidiary, Comverge Control Systems, $138 and $138 in 2004 and 2003, respectively, in consideration of it providing office space and certain accounting and administrative services which amounts are included in general and administrative expense. Also, DSSI paid a cash bonus of $200 to an executive officer of the Company in January 2004 related to performance metrics achieved during 2003. This amount was recognized in the Company’s Statement of Operations as compensation expense in 2003. Because the Company had no obligation to reimburse DSSI for such bonus payment, it is classified on the Company’s balance sheet as a contribution to paid-in-capital. Additionally, in January of 2003, DSSI granted the Company's Chief Executive Officer a restricted stock grant of 50,000 shares of common stock of DSSI. Also, in 2003, the Company purchased $100 of computers and other equipment from an affiliate of DSSI of which $62 is recorded in property and equipment and $38 is recorded as a general and administrative expense.

Prior to April 2003, DSSI charged the Company $130 in consideration of certain management fees and interest on advances and loans made by DSSI to the Company and included in selling and administrative services. Such amount was classified on the Company’s balance sheet as a liability to DSSI. By agreement, in April 2003, such amount was contributed to the Company’s paid in capital (Note 11). Also by agreement, subsequent to April 2003, no management fees are payable to DSSI.

The Company extended loans of $10 each to both the Chief Executive Officer and Chief Financial Officer of DSSI. The loans had an initial maturity date of January 3, 2002, and were extended at that time to mature on January 3, 2004. The loans bear interest at 4.25 percent per annum. The balance of the loans and accrued interest at December 31, 2003 were $26. The loans were repaid in 2004.

The Company has 4,637 stock options outstanding and issued to an executive officer of an affiliated company.