Form 10-K/A
period 2004-12-31
DATA SYSTEMS & SOFTWARE INC
filed 2005-05-02
CIK 880984

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

DATA SYSTEMS & SOFTWARE INC.
AMENDMENT NO. 1 ON FORM 10-K/A
TO ANNUAL REPORT ON FORM 10-K

-i-

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors, Executive Officers and Key Managers

Set forth below is certain information concerning our directors, executive officers and key managers:

Name	Age	Position

George Morgenstern	71	Director, Chairman of the Board, President and Chief Executive Officer; Chairman of the Board of our dsIT Technologies Ltd. subsidiary (“dsIT”); and director of Comverge, Inc. (“Comverge”)
Samuel M. Zentman	59	Director, Member of Audit Committee
Avi Kerbs	57	Director
Elihu Levine	72	Director, Member of Audit Committee
Shane Yurman	57	Director, Chairman of Audit Committee
Shlomie Morgenstern	42	Vice President-Operations, Chief Executive Officer and President of Databit
Jacob Neuwirth	58	Chief Executive Officer and President of dsIT
Yacov Kaufman	47	Vice President and Chief Financial Officer; and Vice President and Chief Financial Officer of dsIT

George Morgenstern has been our Chairman of the Board since June 1993, and has been our President and Chief Executive Officer since our incorporation in 1986. Mr. Morgenstern also serves as Chairman of the Board of dsIT, and as a director of Comverge. Mr. Morgenstern was the Chairman of the Board of Comverge from October 1997 to April 2003.

Samuel M. Zentman has been one of our directors since November 16, 2004. Since 1980 Dr. Zentman has been the president and chief executive officer of a privately-held textile firm, where he also served as vice president of finance and administration from 1978 to 1980. From 1973 to 1978, Dr. Zentman served in various capacities at American Motors Corporation.

Avi Kerbs has been one of our directors since December 2002. Since 1991, Mr. Kerbs has been the Chief Executive Officer and President of Teuza Management and Development 1991 Ltd., a company that manages an Israeli publicly-traded venture capital company. Mr. Kerbs is a director of Nova Measuring Instruments Ltd.

Elihu Levine has been one of our directors and a member of our Audit Committee since April 2003. From 1992 to his retirement in January 1997, Mr. Levine was an officer and employed in various executive capacities by International Data Operations, Inc., one of our subsidiaries. Mr. Levine also served as a director of Tower Semiconductor Ltd. from March 1997 to January 2000.

Shane Yurman has been one of our directors and Chairman of the Audit Committee since April 2003. Mr. Yurman, a certified public accountant, has been engaged in public accounting since 1971. Mr. Yurman is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants where he previously served as a member of the Auditing Standards and Procedures Committee.

Shlomie Morgenstern has been our Vice President-Operations since February 2000 and was one of our directors from November 2001 until December 2002. Mr. Morgenstern also serves as President and Chief Executive Officer of our Databit subsidiary. Since 1996, Mr. Morgenstern has been employed by us in various administrative capacities. Mr. Morgenstern is the son of George Morgenstern, our Chairman of the Board, President and Chief Executive Officer.

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

Audit Committee Financial Expert

Our Board has determined that Mr. Shane Yurman, the Chairman of our Audit Committee, is an “audit committee financial expert” as defined in Item 401(h)(2) of Regulation S-K. Mr. Yurman is independent in accordance with SEC and Nasdaq listing standards applicable to our company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of such forms received by us or written representations from certain reporting persons, except as described below we believe that during 2004 all applicable filing requirements were complied with by its executive officers and directors.

Dr. Zentman’s Form 4 disclosing his receipt of options to purchase 7,500 shares of common stock automatically granted to him on his election as a director on November 16, 2004 was filed one day late due to delays in obtaining an EDGAR identification number for Dr. Zentman.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions. Our code of ethics is incorporated by reference as an exhibit to this Annual Report.

Item 11. Executive and Director Compensation

Executive Compensation

The following table sets forth for the periods indicated information concerning the compensation of our Chief Executive Officer and the four other officers who received in excess of $100,000 in salary and bonus during 2004 (the “named executive officers”):

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation Awards				All Other Compensation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)		Restricted Stock Awards ($)		Securities Underlying Options (#)

George Morgenstern	2004	241,396	13,712		--		180,000	(1)	101,550	(2)
Chief Executive Officer	2003	464,250	--		--		--		177,825
	2002	465,700	--		--		--		182,860

Yacov Kaufman	2004	183,839	13,711		--		75,000	(3)	51,239	(4)
Chief Financial Officer	2003	182,942	--		--		--		49,901
	2002	170,297	--		--		--		37,899

Shlomie Morgenstern	2004	258,432	181,035	(5)	67,450	(6)	305,000	(7)	21,990	(8)
Vice President	2003	210,800	50,000		--		--		14,045
	2002	204,345	15,000		--		--		7,440

Jacob Neuwirth	2004	220,369	1,162		--		--		35,572	(4)
Chief Executive Officer	2003	154,963	83,694		--		--		44,290
and President of dsIT	2002	174,512	--		--		--		39,788

(1)	Represents shares of common stock underlying options granted to George Morgenstern, and described in the table captioned “Option SAR Grants in 2004,” below.
(2)
Consists of (i) $59,888 in contributions to a non-qualified retirement fund, (ii) $30,675 in life insurance premiums, (iii) $6,000 in director’s fees and (iv) $4,987 imputed value of automobile fringe benefits.

(3)	Represents shares of common stock underlying options granted to Yacov Kaufman as described below.
(4)
Represents primarily contributions to severance and pension funds and automobile fringe benefits. Contributions to severance and pension funds are made on substantially the same basis as those made on behalf of Israeli executives.

(5)
Consists of (i) $110,035 cash bonus earned with respect to 2004 under the terms of Shlomie Morgenstern’s employment agreement and (ii) $71,000 value (at $0.71 per share) of 100,000 shares of common stock, which were part of the August 2004 stock grant that vested immediately upon grant.

(6)
Represents the value (at $0.71 per share) of 95,000 shares of common stock granted to Mr. Shlomie Morgenstern in August 2004 that did not vest immediately. One-third of these shares will vest on each anniversary of the grant,

(7)	Represents shares of common stock underlying options granted to Shlomie Morgenstern in August 2004 which vest over time as described in the table captioned “Option/SAR Grants in 2004,” below.
(8)	Consists of (i) $19,231for accrued vacation and (ii) $2,759 imputed value of automobile fringe benefits.

The following tables summarize (i) the options granted in 2004 to the executive officers named in the Summary Compensation Table above, (ii) the potential value of these options at the end of the option term assuming certain levels of appreciation of our common stock, (iii) the number of shares acquired by such named executive officers upon the exercise of options in 2004 and the value realized thereon, and (iv) the number and value of all options held by such executive officers at the end of 2004

OPTION/SAR GRANTS IN 2004

	Individual Grants(1)					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms(2)
Name	Number of Securities Underlying Options Granted (#)		% of Total Options Granted to Employees in Fiscal Year (%)	Base Price ($/Share)	Exercise or Expiration Date	5% ($)	10% ($)

George Morgenstern	180,000	(3)	23%	$0.91	12/31/09	42,555	100,002
Yacov Kaufman	75,000	(4)	9%	$0.91	12/31/09	18,856	41,667
Shlomie Morgenstern	305,000	(5)	39%	$0.71	1/1/14	124,989	345,125

(1)	We did not grant any stock appreciation rights (SARs) in 2004.
(2)
The dollar amounts under these columns are the result of calculations at the 5% and 10% compounded annual appreciation rates prescribed by the SEC and, therefore, are not intended to forecast possible future price appreciation, if any, of our common stock.

(3)	The options vest as follows: 60,000 on June 30, 2005; 60,000 on December 31, 2005; and 60,000 on June 30, 2006.
(4)	The options vest as follows: 37,500 on December 31, 2005 and 37,500 on December 31, 2006.
(5)	The options vest as follows: 105,000 on August 18, 2006; 100,000 on February 18, 2007; and 100,000 on February 18, 2008.

AGGREGATED OPTION EXERCISES IN 2004
AND FISCAL YEAR END STOCK OPTION VALUES

	Number of Shares		Number of Securities		Value of Unexercised
	Acquired Upon	Value Realized	Underlying Unexercised		In-the-Money
Name	Exercise (#)	($)	Options At Year End (#)		Options ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

George Morgenstern	--	--	297,250	180,000	--	16,200
Yacov Kaufman	--	--	185,000	75,000	--	6,750
Shlomie Morgenstern	--	--	47,500	305,000	--	88,450

(1)	Based on the closing price for our common stock on December 31, 2004 of $1.00 per share.

Compensation of Directors

Each of our directors is generally paid $1,000 for each Board or committee meeting which he attends (except if a committee meeting is held on the same day as a Board meeting) and is reimbursed for associated out-of-pocket expenses. Mr. Kerbs, Dr. Zentman and Mr. Levine are each paid $6,000 per annum plus meeting fees in connection with their service on the Board (and in the case of Mr. Levine and Dr. Zentman, on the Audit Committee). Mr. Yurman is paid $24,000 per annum plus meeting fees for his service on the Board and as Chairman of the Audit Committee. In 2004, Mr. Kerbs was paid a total of $11,000, Mr. Yurman was paid a total of $39,500, Mr. Levine was paid a total of $12,000, Dr. Zentman was paid a total of $2,500, and Mr. Morgenstern was paid a total of $6,000 in connection with their respective service on the Board and the Audit Committee.

Our 1994 Stock Option Plan for Outside Directors provides for awards of non-qualified options to our directors who is not one of our employees or any of our affiliates and who meet certain other eligibility criteria. Pursuant to the plan, (i) upon first election or appointment to the Board of Directors, each newly elected or appointed eligible director is granted an option to purchase 7,500 shares of our common stock and (ii) immediately following each of our Annual Meeting of Stockholders, each eligible director will generally be granted an option to purchase 7,500 shares of our common stock. Options granted under the plan have an exercise price per share equal to the fair market value of our common stock on the date of issuance and are exercisable beginning on the first anniversary of the date of the grant until the earliest of (i) ten years from the date of grant, (ii) one year from the date on which an optionee ceases to be an eligible director and (iii) 90 days after the date on which the optionee ceases to be a director. The maximum number of shares of our common stock in respect of which awards may be granted under the plan is 400,000, of which 60,000 non-expired options are currently outstanding.

In addition to the directors’ fees described above, in November 2004, Dr. Zentman was granted options to purchase 7,500 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant (i.e., $0.88 per share). In December 2004, Mr. Yurman, Mr. Levine and Mr. Kerbs were each granted options to purchase 7,500 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant (i.e., $1.15). These options were granted pursuant to our 1994 Stock Option Plan for Outside Directors described above.

Compensation Committee Interlocks and Insider Participation

All matters related to the compensation of executive officers, including the Chief Executive Officer, are acted upon by the full Board of Directors.

The following person served both as a member of our Board of Directors and as an officer or employee in 2004: George Morgenstern (Chairman of the Board, President and Chief Executive Officer). During 2004, no member of the Board of Directors who was also one of our officers participated in any deliberations of the Board of Directors or any committee thereof relating to his own compensation or to the compensation of any person to whom he is related. Except as described above, each member of the Board of Directors participated in 2004 in deliberations of the Board of Directors concerning executive officer compensation. During 2004, George Morgenstern engaged in transactions with us in which he was deemed to have an interest. For further information, see “Certain Relationships and Related Transactions” below.

Employment Arrangements

George Morgenstern serves as our Chairman of the Board, President and Chief Executive Officer pursuant to an employment agreement that commenced on January 1, 1997, was amended in March 2002 to extend through December 31, 2003, and provides for a period of consultancy thereafter as set forth below (the “CEO Employment Agreement”). Through December 31, 2003, the Employment Agreement provided for a base salary of $420,000 per annum (which was $470,000 due to cost of living adjustments as of December 31, 2003), subject to annual review by the Board and an annual cost of living adjustment, plus contributions to a nonqualified retirement fund equal to 25% of his base salary. Mr. Morgenstern’s compensation pursuant to the Employment Agreement also includes the use of two company automobiles, premium payments on a life insurance policy owned by Mr. Morgenstern and other fringe benefits.

Pursuant to the terms of the CEO Employment Agreement, on December 31, 2003, Mr. Morgenstern elected to terminate his employment with us and thereafter to continue to serve us as a consultant for a period (the “Consulting Period”) ending on December 31, 2010. At the request of the Board, Mr. Morgenstern has continued on as our Chairman of the Board, President and Chief Executive Officer. During the Consulting Period, Mr. Morgenstern receives an annual consulting fee plus contributions to a nonqualified retirement fund and fringe benefits on the same basis as during the term of his employment as described above. Mr. Morgenstern’s annual consulting fee during the Consulting Period is equal to 50% of his annual salary in effect immediately prior to the Consulting Period through the end of the fourth full calendar year of the Consulting Period, and 25% of such annual salary for the remainder of the Consulting Period (subject in all cases to an annual cost of living adjustment). On December 30, 2004, in recognition of his continued service, and to provide additional incentive for such continued service at the pleasure of the Board, the Board of Directors agreed to extend the consulting period by one year. Under the CEO Employment Agreement as so amended, Mr. Morgenstern would continue to serve as a consultant until the end of 2011, and would receive a consulting fee (plus certain other benefits) through the end of 2008 at a rate equal to 50% of that which he received during 2003 (his last year of employment) and at 25% of such base rate for the last three years of the consulting period. At the time of the December 2004 amendments, we granted to Mr. Morgenstern options to purchase 180,000 shares of common stock which vested over the 18 months from the date of the grant, subject to his continuing to serve as CEO at the pleasure of the Board.

Under the terms of the CEO Employment Agreement, the Company agrees to take appropriate action to fund the payment of all consulting fees to become payable to Mr. Morgenstern throughout the entire Consulting Period, by purchase of an annuity from a reputable insurance company, deposit of funds or U.S. Treasury Securities having maturities of less than one year in a bank acceptable to Mr. Morgenstern, or other arrangements acceptable to Mr. Morgenstern. Mr. Morgenstern has agreed to waive this obligation, except in the event of (i) his death or disability, (ii) the Company entering into a definitive agreement(s) concerning a transaction or series of transactions, the consummation of which will result in the receipt by the Company of gross proceeds equal to or in excess of $1 million or (iii) his termination as Chief Executive Officer of the Company for any reason other than his voluntary resignation. Upon the occurrence of any of these events, the Company would be obligated to fund all consulting fees as provided in the CEO Employment Agreement. During the term of the CEO Employment Agreement (including any Consulting Period), Mr. Morgenstern may not engage in a business that is in substantial and direct competition with our business or the business of any of our subsidiaries.

Shlomie Morgenstern serves as the Chief Executive Officer and President of our Databit Inc. subsidiary and as our Vice President-Operations and, pursuant to an employment agreement that was executed on August 19, 2004 and commenced as of January 1, 2004 (the “SM Employment Agreement”). The SM Employment Agreement provides for a four year initial term and subsequent one year renewal terms (unless either party gives notice of non-renewal within 90 days prior to the end of the initial term or a renewal term). Under the SM Employment Agreement, Mr. Morgenstern receives a base salary of $250,000 per annum. Mr. Morgenstern’s compensation pursuant to the SM Employment Agreement also includes a car allowance and participation in fringe benefits maintained and sponsored by DSSI and Databit.

Pursuant to the SM Employment Agreement, Mr. Morgenstern is entitled to an annual bonus equal to 20% of the gross profit of Databit in excess of $2.8 million. The bonus is capped at 50% of his base salary then in effect if Databit has net income for the calendar year to which the bonus relates (36% of his base salary if Databit does not have net income for the calendar year to which the bonus relates). Under the SM Employment Agreement, on August 19, 2004, Mr. Morgenstern also received stock options exercisable for the purchase of 305,000 shares of our Common Stock at exercise price of $0.71 per share (the closing market price on the date of grant) and a restricted stock grant of 195,000 shares of our Common Stock. The stock option grant vests in installments of 105,000, 100,000 and 100,000 shares on August 18, 2006, February 18, 2007 and February 18, 2008, respectively, and the restricted stock grant vests in installments of 100,000 upon issuance and 31,666, 31,667 and 31,667 shares on August 18, 2006, 2007 and 2008, respectively. The options and the restricted stock will fully vest if the SM Employment Agreement, or if Mr. Morgenstern terminates his employment within one year after a change in control or 10 days after notice to us of our breach of a material provision of the SM Employment Agreement which breach remains uncured.

If the SM Employment Agreement is not renewed after the initial term or any renewal term, Mr. Shlomie Morgenstern will be entitled to receive a lump sum payment equal to one year’s salary and the bonus he would have earned for the calendar year in which the non-renewal occurred (in a lump sum payment). If Mr. Morgenstern’s employment is terminated by us other than for cause, Mr. Morgenstern terminates his employment within one year after a change in control or after we breach a material provision of the SM Employment Agreement and fail to cure that breach in a timely matter, then Mr. Morgenstern will be entitled to 2.9 times both his annual salary then in effect and the average bonus paid to Mr. Morgenstern during the three preceding years (or such shorter period if the termination occurred before the third year).

Yacov Kaufman serves as Vice President and Chief Financial Officer of the Company and as Executive Vice President and Chief Financial Officer of dsIT pursuant to an employment agreement entered into with the Company on January 1, 1999, and amended in 2002, providing for a salary of $200,000.

We make certain payments to fund in part our future severance obligations to Mr. Kaufman. If Mr. Kaufman’s employment is voluntarily terminated or is terminated by us for reasons other than for cause, we must pay him an amount equal to 150% of his last month's salary multiplied by the number of years (including partial years) that Mr. Kaufman worked for us. This severance obligation, which is customary for executives of Israeli companies, would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to Mr. Kaufman’s employment agreement. In addition, the agreement with Mr. Kaufman provides for an additional payment equal to six times his last month’s total compensation, payable at the end of his employment with us, unless he is terminated by us for cause. As of December 31, 2004, the unfunded portion of these payments was $162,000. In December 2004 we granted  Mr. Kaufman options to purchase 75,000 shares of common stock which vest over the two years from the date of the grant.

The stock option agreements with our executive officers generally provide for accelerated vesting in the event we have a change in control.

Jacob Neuwirth serves as President and Chief Executive Officer of dsIT pursuant to an employment agreement that commenced on December 16, 2001. Mr. Neuwirth’s employment agreement provides for a base salary which is denominated in linked NIS equivalent to $195,000 per annum, linked to the Israeli Consumer Price Index (“Index”). Mr. Neuwirth’s agreement provides for an increase in salary, provided dsIT achieves certain performance targets. In addition to his base salary, Mr. Neuwirth receives 5% of dsIT’s net profit before tax. In addition, the agreement with Mr. Neuwirth provides for six months advance notice of termination of employment by either side, and an additional payment equal to six times his last month’s total compensation, payable upon any termination of his employment. As of December 31, 2004, the unfunded portion of these payments was $181,000.

Under his employment agreement, Mr. Neuwirth is entitled to a loan of up to $100,000 from dsIT. As of December 31, 2003 the loan balance which is denominated in linked NIS, bears interest at 4% and has no fixed maturity date plus accumulated interest, had an outstanding balance of $112,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and the notes thereto set forth information, as of April 26, 2004 (except as otherwise noted), concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of our common stock by (i) each of our directors, (ii) each of the “named executive officers,” (iii) all of our executive officers and directors as a group, and (iv) each holder of 5% or more of our outstanding common stock:

Name and Address of Beneficial Owner(1)(2)	Number of Shares of Common Stock Beneficially Owned(2)		Percentage of Common Stock Outstanding(2)

George Morgenstern	386,804	(3)	4.6%
Howard A. Gutzmer
5550 Oberlin Drive
San Diego, CA 92121	676,291	(4)	8.6%
Dimensional Fund Advisors Inc.
1299 Ocean Avenue
Santa Monica, CA 90401	402,200	(5)	5.0%
Avi Kerbs	15,000	(6)	*
Elihu Levine	58,470	(7)	1.0%
Shane Yurman
127 Route 59
Monsey, NY 10952	8,500	(8)	*
Samuel Zentman	--		*
Shlomie Morgenstern	243,500	(9)	3.0%
Yacov Kaufman	185,000	(6)	2.2%
Jacob Neuwirth	57,870	(10)	*
All executive officers and directors of the Company as a group (8 people)	955,144		11.0%

*	Denotes less than 1% of the issued and outstanding common stock.
(1)	Unless otherwise indicated, business address is in care of the Company.
(2)
Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date which such person has the right to acquire within 60 days after such date. Percentage information is based on 8,116,691 shares, which is the number of shares outstanding as of April 20, 2005.

(3)
Consists of (i) 40,115 shares held by Mr. Morgenstern, including 20,000 shares received by Mr. Morgenstern pursuant to a restricted stock grant which are not yet fully vested, (ii) 297,250 currently exercisable options held by Mr. Morgenstern, and (iii) 49,439 shares owned by Mr. Morgenstern’s wife.

(4)
As of December 31, 2004, based on information in Amendment No. 2 to Schedule 13G filed on January 27, 2003. Consists of (i) 60,340 shares owned by Mr. Gutzmer (including shares held in his IRA), (ii) 508,125 shares owned by the Gutzmer Family Trust, of which Mr. Gutzmer is a co-trustee, (iv) 64,950 shares held in an IRA of Mr. Gutzmer’s wife, (v) 37,576 shares owned by a corporation of which Mr. Gutzmer is an executive officer, director and principal shareholder, and (vi) 5,300 shares owned by a limited partnership, the corporate general partner of which Mr. Gutzmer is the sole director.

(5)
As of December 31, 2004, based on information in an amendment to Schedule 13G filed on February 9, 2005. The securities are owned by four investment company funds to which Dimensional Fund Advisors Inc. (“Dimensional”) furnishes investment advice and/or serves as investment manager. In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities. Dimensional disclaims beneficial ownership of these securities.

(6)	Consists of currently exercisable options.
(7)	Consists of (i) 40,000 shares owned by Mr. Levine and his wife in a joint account, (ii) 1,180 shares held in an IRA of Mr. Levine, (iii) 8,000 shares owned by Mr. Levine’s wife, (iv) 1,790 shares held in an IRA of Mr. Levine’s wife and (v) 7,500 currently exercisable options held by Mr. Levine.
(8)	Consists of (i) 1,000 shares owned by Mr. Yurman and (ii) 7,500 currently exercisable options held by Mr. Yurman.
(9)	Consists of (i) 196,000 shares, which includes 195,000 shares received as a restricted stock grant of which 95,000 shares are subject to vesting, and (ii) 47,500 currently exercisable options.
(10)	Consists of 57,870 shares held by an entity controlled by Mr. Neuwirth.

Item 13. Certain Relationships and Related Transactions

During 2004, we paid approximately $479,000 for legal services rendered and reimbursement of out-of-pocket expenses to Eilenberg & Krause LLP, a law firm in which Sheldon Krause, a former director and our Secretary and General Counsel, is a member. Such fees related to services rendered by Mr. Krause and other members and employees of his firm, as well as certain special and local counsel retained and supervised by his firm who performed services on our behalf. Mr. Krause is the son-in-law of George Morgenstern, our Chairman, President and Chief Executive Officer.

As reported on the Summary Compensation Table above, Shlomie Morgenstern, the son of George Morgenstern, our Chairman, President and Chief Executive Officer, received compensation during 2004 in connection with his position as Vice President-Operations.

In January 2000, Comverge extended loans of $9,925 each evidenced by a promissory note to both our Chief Executive Officer and Chief Financial Officer to finance the purchase of Comverge common stock. The loans had an initial maturity date of January 3, 2002 and were extended at that time to mature on January 3, 2004. The loans bear interest at 4.25% per annum, payable at maturity. In April 2004, the Board approved a bonus to each of the Chief Executive Officer and Chief Financial Officer in the amount of $13,712. In April 2004, the loans were paid off in full by the Chief Executive Officer and Chief Financial Officer.

dsIT’s Chief Executive Officer has a loan outstanding from dsIT based on a contract from 2001. The loan balance and accrued interest at December 31, 2004 was $112,000. The loan has no defined maturity date, is denominated in NIS, is linked to the Israeli Consumer Price Index and bears interest at 4%.

Item 14. Principal Accounting Fees and Services

Accounting Fees

Aggregate fees billed by our principal accountant during the last two fiscal years are as follows:

	2003	2004

Audit Fees	$146,000	$143,000
Audit- Related Fees	58,000	35,000
Tax Fees	7,000	4,000
Other Fees	--	12,000
Total	$211,000	$194,000

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, statutory and subsidiary audits, assistance with review of documents filed with the SEC, consents, and other assistance required to be performed by our independent accountants.

Audit Related Fees were for assurance and related services, internal control reviews and attestation services.

Tax Fees were for services related to tax compliance, tax planning and tax advice for our dsIT subsidiary.

Other Fees were for services related to a strategic acquisition that was not consummated.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee was in compliance with the requirements of the Sarbanes-Oxley Act of 2002 regarding the pre-approval of all audit and non-audit services and fees by the mandated effective date of May 6, 2003.

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

(a)(3) List of Exhibits

Except as noted, all exhibits not incorporated by reference were filed with the Registrant's Annual Report on Form 10-K as originally filed on April 14, 2005.
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

10.3	1991 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the 1992 Registration Statement).*
10.4	1994 Stock Incentive Plan, as amended.*
10.5	1994 Stock Option Plan for Outside Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1995 (the “1995 10-K”)).*
10.6	1995 Stock Option Plan for Non-management Employees, as amended.
10.7	Agreement dated January 26, 2002, between the Registrant and Bounty Investors LLC (incorporated herein by reference to Exhibit 10.12 to the 2000 10-K).
10.8	Lease Agreement, dated February 5, 2002, between Duke-Weeks Realty Limited Partnership and Comverge, (incorporated herein by reference to Exhibit 10.13 to the 2000 10-K).
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

10.33	Second Amended and Restated Co-Sale And First Refusal Agreement dated as of October 26, 2004, by and among Comverge, Inc., the Registrant and other persons party thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.34	Third Amendment to Employment Agreement, dated as of December 30, 2004, between the Registrant and George Morgenstern.*
10.35	Form of Stock Option Agreement to employees under the 1994 Stock Incentive Plan.
10.36	Form of Stock Option Agreement under the 1994 Stock Option Plan for Outside Directors.
10.37	Form of Stock Option Agreement under the 1995 Stock Option Plan for Nonmanagement Employees.
10.38	Stock Option Agreement dated as of December 30, 2004 by and between George Morgenstern and the Registrant.*
10.39	Stock Option Agreement dated as of December 30, 2004 by and between Yacov Kaufman and the Registrant.*
10.40	Stock Option Agreement dated as of December 30, 2004 by and between Sheldon Krause and the Registrant.*
14.1	Code of Ethics of the Registrant (incorporated herein by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
21.1	List of subsidiaries.
23.1	Consent of KPMG LLP.
23.2	Consent of Kesselman & Kesselman CPA.
23.3	Consent of PricewaterhouseCoopers LLP.
#31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.
#	This Exhibit is filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on May 2, 2005.

DATA SYSTEMS & SOFTWARE, INC.

By:	/s/ George Morgenstern

George Morgenstern, Chief Executive Officer and President