Form 10-Q
period 2005-03-31
DATA SYSTEMS & SOFTWARE INC
filed 2005-05-12
CIK 880984

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005	COMMISSION FILE NUMBER 0-19771

DATA SYSTEMS & SOFTWARE INC.
(Exact name of registrant as specified in charter)

Delaware		22-2786081
(State or other jurisdiction incorporation or organization)		(I.R.S. employer identification no.)

200 Route 17, Mahwah, New Jersey		07430
(Address of principal executive offices)		(Zip code)

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

☒| Yes	☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☐Yes	☒No

Number of shares outstanding of the registrant’s common stock, as of May 10, 2005: 8,116,691

DATA SYSTEMS & SOFTWARE INC.
Quaterly Report on Form 10-Q
for the Quaterly Period Ended March 31, 2005

Certain statements contained in this report are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as “we expect”, “we anticipate”, “we believe”, “we estimate” and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Many of these factors are described in our most recent Annual Report on Form 10-K as filed with Securities and Exchange Commission.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

ASSETS	As of December 31, 2004	As of March 31, 2005
Current assets:		(unaudited)
Cash and cash equivalents	$685	$327
Short-term bank deposits	72	—
Restricted cash	354	354
Accounts receivable, net	6,069	6,985
Unbilled work-in-process	533	1,036
Inventory	61	114
Other current assets	540	1,002
Total current assets	8,314	9,818
Property and equipment, net	649	677
Other assets	737	662
Funds in respect of employee termination benefits	2,836	2,860
Goodwill	4,408	4,354
Other intangible assets, net	81	72
Total assets	$17,025	$18,443
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank credit	$729	$647
Current maturities of long-term debt	466	445
Related Party - Note payable	—	250
Trade accounts payable	2,283	3,575
Accrued payroll, payroll taxes and social benefits	1,735	1,810
Other current liabilities	2,227	2,277
Total current liabilities	7,440	9,004
Long-term liabilities:
Investment in Comverge, net	1,444	1,645
Long-term debt	201	220
Liability for employee termination benefits	4,279	4,384
Other liabilities	65	45
Total long-term liabilities	5,989	6,294
Minority interests	1,471	1,494
Shareholders’ equity:
Common stock - $0.01 par value per share:
Authorized - 20,000,000 shares; Issued - 8,937,395 shares at December 31, 2004 and March 31, 2005	88	88
Additional paid-in capital	39,733	39,733
Warrants	461	461
Deferred compensation	(59)	(53)
Accumulated deficit	(34,290)	(34,729)
Treasury stock, at cost -820,704 shares at December 31, 2004 and March 31, 2005	(3,791)	(3,791)
Accumulated other comprehensive loss	(17)	(58)
Total shareholders’ equity	2,125	1,651
Total liabilities and shareholders’ equity	$17,025	$18,443

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except net loss per share data)

	Three months ended March 31,
	2004	2005
Sales:
Products	$4,269	$5,128
Services	2,308	2,588
Projects	678	843
Total sales	7,255	8,559
Cost of sales:
Products	3,365	4,185
Services	1,767	1,984
Projects	573	540
Total cost of sales	5,705	6,709
Gross profit	1,550	1,850
Operating expenses:
Research and development expenses	--	9
Selling, marketing, general and administrative expenses	1,830	1,892
Total operating expenses	1,830	1,901
Operating loss	(280)	(51)
Interest income	2	2
Interest expense	(57)	(55)
Other income, net	101	5
Loss before taxes on income	(234)	(99)
Taxes on income	7	(97)
Loss from operations of the Company and its consolidated subsidiaries	(227)	(196)
Share in losses of Comverge	(353)	(201)
Minority interests	(15)	(42)
Net loss	$(595)	$(439)

Other comprehensive loss, net of tax:
Differences from translation of financial statements of subsidiaries	(196)	(41)
Comprehensive loss	$(791)	$(480)

Basic and diluted loss per share:
Net loss per share - basic and diluted	$(0.08)	$(0.05)
Weighted average number of shares outstanding - basic and diluted	7,920	8,117

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Stock-Based Deferred Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2004	8,937	$88	$39,733	$461	$(59)	$(34,290)	$(3,791)	$(17)	$2,125

Amortization of stock-based deferred compensation	—	—	—	—	6	—	—	—	6

Net loss	—	—	—	—	—	(439)	—	—	(439)

Differences from translation of financial statements of subsidiaries	—	—	—	—	—	—	—	(41)	(41)

Balances as of March 31, 2005	8,937	$88	$39,733	$461	$(53)	$(34,729)	$(3,791)	$(58)	$1,651

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)
	Three months ended March 31,
	2004	2005
Cash flows provided by (used in) operating activities:
Net loss	$(595)	$(439)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	62	52
Minority interests	15	42
Share in losses of Comverge	353	201
Deferred taxes	24	11
Increase in liability for employee termination benefits	136	105
Loss (gain) on disposition of property and equipment	(5)	2
Amortization of deferred compensation	—	6
Other	(40)	(7)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable, unbilled work-in-process and other current and other assets	971	(1,817)
Decrease (increase) in inventory	46	(53)
Increase (decrease) in accounts payable and other liabilities	(879)	1,397
Net cash provided by (used in) operating activities	88	(500)
Cash flows provided by (used in) investing activities:
Amounts funded for employee termination benefits	(106)	(6)
Utilization of employee termination benefits	(12)	(18)
Maturity of short-term deposits	—	72
Acquisitions of property and equipment	(22)	(98)
Proceeds from sale of property and equipment	30	19
Net cash used in investing activities	(110)	(31)
Cash flows provided by (used in) financing activities:
Short-term debt borrowings (repayments), net	39	(70)
Proceeds from note payable to a related party	—	250
Proceeds from long-term debt	—	76
Repayments of long-term debt	(164)	(83)
Proceeds from employee stock option exercises	35	—
Net cash provided by (used in) financing activities	(90)	173
Net decrease in cash and cash equivalents	(112)	(358)
Cash and cash equivalents at beginning of period	1,213	685
Cash and cash equivalents at end of period	$1,101	$327
Supplemental cash flow information:
Cash paid during the period for:
Interest	$48	$32
Income taxes	$8	$3
Non-cash investing and financing activities:
Adjustment of treasury stock and additional paid-in capital with respect to options exercised	$83

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Data Systems & Software Inc. (“DSSI”) and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to the Company’s prior period’s consolidated financial statements to conform to the current period’s consolidated financial statement presentation.

Note 2: Financing of Operations

As of March 31, 2005, the Company had working capital of $814, including $327 in non-restricted cash and cash equivalents. Net cash used in the first quarter of 2005 was $358. Net cash of $500 was used in operating activities during the first quarter of 2005. The net loss for the three-month period ended March 31, 2005 of $439 was primarily due to the Company’s share of unconsolidated losses of Comverge of $201 and corporate expenses of $445. The Company's use of cash in operating activities during the first quarter of 2005 was primarily due to increases in accounts receivables, unbilled work-in-process and other current assets in excess of reductions in accounts payable and other liabilities of $420, net. Net cash of $173 provided by financing activities was primarily from the proceeds of a note payable to a related party of $250.

Of the total working capital at March 31, 2005, approximately $678 was in the Company’s majority owned dsIT Technologies Ltd. subsidiary (dsIT). Due to Israeli tax and company law constraints, as well as the significant minority interest in dsIT, such working capital and cash flows from dsIT’s operations are not readily available to finance U.S. activities.

dsIT is utilizing approximately $647 of its $1,150 lines of credit as of March 31, 2005. dsIT's lines of credit are denominated in NIS and bear an average interest rate of the Israeli prime rate plus 2.8% per annum. The Israeli prime rate fluctuates and as of March 31, 2005 is 5.0%.

The Company intends to fund its US activities with the cash available and anticipated profits from its US operations. The Company continues to consider various restructuring, merger or acquisition and/or additional financing transactions. As described below in Note 8, the Company and the other shareholders of dsIT have entered into an agreement in principal for the sale of dsIT. The Company’s share of the proceeds of such sale, if and when consummated, would provide additional liquidity. If the contemplated sale is not consummated and if the Company should need additional liquidity to finance its US activities, the Company would sell a portion of its Comverge shares.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 3: Investment in Comverge

Comverge’s summary results of operations for the three months ended March 31, 2004 and 2005, is as follows:

	Three months ended March 31,
	2004	2005
Sales	$4,892	$3,901
Gross profit	$1,854	$1,636
Net loss	$(2,084)	$(2,970)

The change in the Company’s Comverge investment, during the three months ended March 31, 2005 is as follows:

	Common stock	Preferred stock	Net investment in Comverge
Balances as of December 31, 2004	$(1,824)	$380	$(1,444)
Equity loss in Comverge	—	(201)	(201)
Balances as of March 31, 2005	$(1,824)	$179	$(1,645)

Note 4—  Goodwill and Other Intangible Assets

The entire balance of goodwill was in the software consulting and development segment. There were no acquisitions or impairments of goodwill recorded during the three-month period ended March 31, 2005.

The Company’s amortizable intangible assets consisted of software licenses, with a gross carrying amount of $260 and accumulated amortization of $179 and $188, as of December 31, 2004 and March 31, 2005, respectively. All intangibles assets are being amortized over their estimated useful lives, which averaged five years and the amortization expense for each of the three months ended March 31, 2004 and 2005 amounted to $8. Amortization expense of the remaining balance of these assets, for the years ending March 31, 2006, 2007 and 2008, is estimated to be $32, $32 and $8, respectively.

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

Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates of awards, consistent with the method prescribed in SFAS No. 123, the Company’s net loss and loss per share would have been changed to the pro forma amounts indicated below:

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2004	2005
Net loss as reported	$(595)	$(439)
Plus: Stock-based employee and director compensation expense included in reported net loss	—	6
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	15	81
Pro forma net loss	$(610)	$(514)
Net loss per share:
Basic and diluted - as reported	$(0.08)	$(0.05)
Basic and diluted - pro forma	$(0.08)	$(0.06)

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

Note 7: Segment Information

	Software Consulting and Development	Computer Hardware	Other (*)	Total
Three months ended March 31, 2005:
Revenues from external customers	$3,374	$5,181	$4	$8,559
Intersegment revenues	—	10	—	10
Segment gross profit	873	973	4	1,850
Segment income	67	138	2	207
Three months ended March 31, 2004:
Revenues from external customers	$2,910	$4,339	$6	$7,255
Intersegment revenues	—	—	—	—
Segment gross profit	594	950	6	1,550
Segment income (loss)	63	198	(3)	258
_______________
(*) Represents VAR software operations in Israel that did not meet the quantitative thresholds of SFAS No. 131.

Reconciliation of Segment Loss to Consolidated Net Loss

	Three months ended March 31,
	2004	2005
Total income for reportable segments	$261	$205
Other operational segment income (loss)	(3)	2
Total operating income	258	207
Share of losses in Comverge	(353)	(201)
Net loss of corporate headquarters	(500)	(445)
Total consolidated net loss	$(595)	$(439)

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 8: Sale of dsIT

In March 2005, the Company and the other shareholders of dsIT entered into an agreement in principle for the sale of all the outstanding shares of dsIT to Matrix IT Ltd. (“Matrix”). dsIT constitutes virtually the entire software consulting and development segment. Under the terms of the agreement in principle, the total consideration to be paid for the shares would be $9 million, to be paid in cash and in Matrix ordinary shares. A portion of the consideration is subject to adjustment based on dsIT’s performance against certain operating goals to be set forth in the definitive agreement.

DATA SYSTEMS & SOFTWARE INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in this report and in “Item 1. Description of Business-Factors That May Influence Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview and Trend Information

During the periods included in this report, we operated in two reportable segments: software consulting and development and computer hardware. The following analysis should be read together with the segment information provided in Note 7 to the interim unaudited consolidated financial statements included in this quarterly report, which information is hereby incorporated by reference into this Item 2.

Software Consulting and Development

Segment revenues continued to increase in the first quarter of 2005, primarily due to increases in the consulting business as well as increased revenues from fixed price development projects, particularly our sonar technology solutions. We have been successful in maintaining this segment’s higher gross profit margin, due to the improved cost structure. We believe sonar technology solutions will be the primary source of future segment growth and profitability.

In March 2005, we, together with the other shareholders of dsIT, entered into an agreement in principle for the sale of all the outstanding shares of dsIT to Matrix IT Ltd. If the sale is consummated, we would no longer have any continuing operations in this segment.

Computer Hardware Sales

Sales in the first quarter of 2005 were higher than those in the immediately preceding quarter and those of the first quarter of 2004. The segment’s dependency on sales to a particular customer has remained high, however we continue to invest significant efforts to diversify our sales base.

To offset the concentration and volatility in the hardware resale market, we continue to seek to diversify our revenue base and have initiated efforts to augment with more value added software products and services. We currently expect sales to increase in the coming quarters of 2005, primarily due to new VAR activity in the area of integrated hardware/software security solutions for computer LAN and WAN networks and related services, leveraging our existing VAR customer base.

Energy Intelligence Solutions

Although we no longer control Comverge, we have invested in it significantly and it continues to have a material effect on our consolidated results.

During the first quarter of 2005 Comverge continues to strengthen its strategic alliances and broadened the spectrum of solutions offered, while continuing to perform under its Virtual Peaking CapacityTM (“VPC”) contracts. Comverge currently has in its VPC programs more than 190 Megawatts under contract.

Due to the structure of its largest VPC contract, Comverge’s results continue to suffer from revenue recognition constraints. Due to the conditions of that contract, recognition of revenues is dependent on the results of certain tests, which can only be performed in the summer months. Accordingly Comverge’s revenues from this contract are expected to be seasonal.

Corporate

Over the past year we have been in the process of evaluating and exploring different possibilities of restructuring, acquisitions or mergers and/or other strategic alternatives. This process has required the devotion of significant time and resources by our management as well as by our legal and accounting advisors. As mentioned above, we have entered into an agreement in principal for the sale of dsIT. We expect to complete a definitive contract for the sale of dsIT by June 2005. If and when we complete this sale, management will consider the alternatives then available for DSSI’s continued growth.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three months ended March 31, 2004 and 2005, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components.

	Three months ended March 31,				Change from
	2004		2005		2004 to 2005
	($,000)	% of sales	($,000)	% of sales	%
Sales	$7,255	100%	$8,559	100%	18
Cost of sales	5,705	79	6,709	78	18
Gross profit	1,550	21	1,850	22	19
R&D expenses	—	—	9	0
SMG&A expenses	1,830	25	1,892	22	3
Operating loss	(280)	(4)	(51)	(1)	(82)
Interest expense, net	(55)	(1)	(53)	(1)	(4)
Other income (expense), net	101	1	5	0	(95)
Loss before taxes on income	(234)	(3)	(99)	(1)	(58)
Taxes on income	7	0	(97)	1	(1486)
Loss from operations of the Company and its consolidated subsidiaries	(227)	(3)	(196)	(2)	(14)
Share in losses of Comverge	(353)	(5)	(201)	(2)	(43)
Minority interest	(15)	0	(42)	0	180
Net loss	$(595)	(8)%	$(439)	(5)%	(26)

Sales. The increase in sales in the first quarter of 2005, as compared to the first quarter of 2004, was primarily due to a $0.8 million, or 19%, increase in computer hardware sales. This increase was due to a particular sale to an existing customer. Sales in our software consulting and development segment also increased by $0.5 million, or 16%, primarily due to increased consulting revenues.

Gross profit. The increase in gross profits in the first quarter of 2005, as compared to the first quarter of 2004, was primarily attributable to the increase in software consulting and development sales, as well as improved gross profit margins in that segment, from 20% in the first quarter of 2004 to almost 26% in the first quarter of 2005. Gross profit in the computer hardware segment remained relatively stable with the increase in sales being offset by a decrease in gross profit margin from 22% in the first quarter of 2004 to almost 19% in the first quarter of 2005, due to the inclusion of a particularly profitable sale in the 2004 period.

Share of Losses in Comverge. Our share of Comverge's net loss of $3.0 million and $2.1 million in the first quarter of 2005 and 2004, was $0.2 million and $0.4 million, respectively. Our share of Comverge losses decreased, despite the increase in their losses, due to the decrease in our percentage holdings of Comverge’s preferred share equity.

Liquidity and Capital Resources

As of March 31, 2005, we had working capital of $0.8 million, including $0.3 million in non-restricted cash and cash equivalents. Net cash used in the first quarter of 2005 was $0.4 million. Net cash of $0.5 million was used in operating activities during the first quarter of 2005. The net loss for the three-month period ended March 31, 2005 of $0.4 million was primarily due to our share of unconsolidated losses of Comverge of $0.2 million and corporate expenses of $0.4 million. The primary use of cash in operating activities during the first quarter of 2005 was primarily increases in accounts receivables, unbilled work-in-process and other current and non-current assets in excess of reductions in accounts payable and other liabilities of $0.4 million. Net cash of $0.2 million provided by financing activities was primarily from the proceeds of a note payable to Shlomie Morgenstern of $0.3 million. Mr. Morgenstern has agreed to make available to Databit a line of credit of up to $0.5 million, at an interest rate of prime plus 3%, the utilization of which would be at Databit’s discretion. The line could be utilized through May 15, 2006 unless Mr. Morgenstern were involuntarily terminated as President of Databit, in which event no additional drawdowns could be made.

Of the total working capital at March 31, 2005, $0.6 million was in our majority owned dsIT subsidiary. Due to Israeli tax and company law constraints as well as the significant minority interest in dsIT, such working capital and cash flows from dsIT’s operations are not readily available to finance U.S. activities.

As of April 30, 2005 the Company’s wholly owned US operations (i.e., excluding dsIT and Comverge) had an aggregate of $0.2 million in unrestricted cash and cash equivalents, reflecting a $0.5 million decrease from the balance as of December 31, 2004.

We intend to fund our US activities with the cash available and anticipated profits from our US operations. DSSI continues to consider various restructuring, merger or acquisition and/or additional financing transactions. In March 2005, we entered into an agreement in principle for the sale of dsIT to Matrix IT Ltd. Under the terms of this agreement in principle, assuming an agreed upon net asset value, the total consideration to be paid for the shares would be approximately $9 million, to be paid in cash and in Matrix ordinary shares. A portion of the consideration is subject to adjustment based on dsIT’s performance against certain operating goals to be set forth in the definitive agreement. Our share of the proceeds of such sale, if and when consummated, would provide additional liquidity. Consummation of this transaction is subject to (i) satisfactory completion by Matrix of its due diligence investigation of dsIT, (ii) negotiation and execution of a definitive agreement, and (iii) the receipt of all necessary corporate and other approvals. The actual consideration to be paid by Matrix for the dsIT shares, and the amount that we may receive in connection with the transaction, is subject to adjustment. There is no assurance that the transaction will be consummated on the terms described above or at all.

Should we not consummate the sale of dsIT, we expect dsIT to continue generating profits at a level similar to that of the last quarter of 2004. Although dsIT will need to utilize its profits to fund its growth, we expect dsIT to repay a portion of its loan from DSSI, beginning in August 2005, providing additional liquidity to the US operations.

In addition, we believe that should we need additional liquidity, we will be able to sell a portion of our Comverge Preferred shares, as we did in September 2004.

Based on our expectations and contingency plans described above, all of the above are expected to provide more than sufficient liquidity for DSSI’s foreseeable future and the next 12 months in particular.

Contractual Obligations and Commitments

Our contractual obligations and commitments at March 31, 2005, excluding certain severance arrangements described below, principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and contractual obligations to our CEO for payments for his post-retirement consulting services to us, are as set forth in the table below.

	Cash Payments Due During Year Ending March 31,
	(amounts in thousands)
Contractual Obligations	Total	2006	2007-2008	2009-2010	2011 and thereafter
Long-term debt	$665	$445	$187	$33	$—
Contingent performance of bank guarantees (1)	410	410	—	—	—
Operating leases	3,289	1,187	1,600	502	—
Potential severance obligations to Israeli employees (2)	4,384	2	70	29	4,283
Consulting agreement with CEO (3)	1,575	300	600	413	262
Purchase commitments	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet in accordance with GAAP	—	—	—	—	—
Total contractual cash obligations	$10,323	$2,344	$2,457	$977	$4,545

We expect to finance these contractual commitments from cash on hand and cash generated from operations.

(1) Previously, we accrued a loss for contingent performance of bank guarantees. Our remaining commitment under these guarantees is $0.4 million at March 31 2005. We have collateralized a portion of these guarantees by means of a deposit of $0.2 million as of March 31, 2005. The obligation is presented as a current liability, though it is uncertain as to when actual payment may be made.

(2) Under Israeli law and labor agreements, dsIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of March 31, 2005, we accrued a total of $4.4 million for potential severance obligations which is included in long term liabilities, of which approximately $2.9 million was funded with cash to insurance companies.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit incurred to finance our operations in Israel, currently $0.6 million. Additionally, our monetary assets and liabilities (net liability of approximately $0.3 million) in Israel are exposed to fluctuations in exchange rates. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or foreign currency exchange rate exposures.

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

Item 1. Legal Proceedings

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

Item 6. Exhibits

10.1	Loan Agreement between Databit, Inc. and Shlomie Morgenstern (and forms of Note, Security Agreement and Guarantee of Registrant), dated as of March 22, 2005.

10.2	Letter Agreement between the Registrant and George Morgenstern, dated as of May 5, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.

DATA SYSTEMS & SOFTWARE INC.
Dated: May 11, 2005
	By:	/s/ Yacov Kaufman
Yacov Kaufman
Vice President and Chief Financial Officer