Form 10-Q
period 2005-06-30
DATA SYSTEMS & SOFTWARE INC
filed 2005-08-15
CIK 880984

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 COMMISSION FILE NUMBER 0-19771

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

☒ Yes      ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☐ Yes      ☒ No

Number of shares outstanding of the registrant’s common stock, as of August 10, 2005: 8,116,691

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheets
	as of December 31, 2004 and June 30, 2005	1

	Consolidated Statements of Operations and Comprehensive Loss
	for the six and three month periods ended June 30, 2004 and 2005	2

	Consolidated Statement of Changes in Shareholders’ Equity
	for the six month period ended June 30, 2005	3

	Consolidated Statements of Cash Flows
	for the six month periods ended June 30, 2004 and 2005	4

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II. Other Information

Item 1.	Legal Proceedings	16

Item 6.	Exhibits	16

Signatures		17

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

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

ASSETS	As of December 31, 2004	As of June 30, 2005
Current assets:		(unaudited)
Cash and cash equivalents	$685	$265
Short-term bank deposits	72	--
Restricted cash	354	352
Accounts receivable, net	6,069	6,021
Unbilled work-in-process	533	588
Inventory	61	63
Other current assets	540	610
Total current assets	8,314	7,899
Property and equipment, net	649	598
Other assets	737	730
Funds in respect of employee termination benefits	2,836	2,748
Goodwill	4,408	4,151
Other intangible assets, net	81	61
Total assets	$17,025	$16,187
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank credit	$729	$858
Current maturities of long-term debt	466	401
Related Party - Note payable	--	100
Trade accounts payable	2,283	2,147
Accrued payroll, payroll taxes and social benefits	1,735	1,715
Other current liabilities	2,227	2,326
Total current liabilities	7,440	7,547
Long-term liabilities:
Investment in Comverge, net	1,444	1,824
Long-term debt	201	166
Liability for employee termination benefits	4,279	4,270
Other liabilities	65	21
Total long-term liabilities	5,989	6,281
Minority interests	1,471	1,437
Shareholders’ equity:
Common stock - $0.01 par value per share:
Authorized - 20,000,000 shares; Issued - 8,937,395 shares at December 31, 2004 and June 30, 2005	88	88
Additional paid-in capital	39,733	39,733
Warrants	461	461
Deferred compensation	(59)	(47)
Accumulated deficit	(34,290)	(35,303)
Treasury stock, at cost -820,704 shares at December 31, 2004 and June 30, 2005	(3,791)	(3,791)
Accumulated other comprehensive loss	(17)	(219)
Total shareholders’ equity	2,125	922
Total liabilities and shareholders’ equity	$17,025	$16,187

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except net loss per share data)

	Six months ended June 30,		Three months ended June 30,
	2004	2005	2004	2005
Sales:
Products	$8,156	$9,053	$4,123	$3,925
Services	4,927	4,947	2,467	2,359
Projects	1,472	1,657	710	814
Total sales	14,555	15,657	7,300	7,098
Cost of sales:
Products	6,914	7,422	3,549	3,237
Services	3,379	3,855	1,684	1,871
Projects	1,186	1,143	541	603
Total cost of sales	11,479	12,420	5,774	5,711
Gross profit	3,076	3,237	1,526	1,387
Operating expenses:
Research and development expenses	--	26	--	17
Selling, marketing, general and administrative expenses	3,328	3,614	1,498	1,722
Total operating expenses	3,328	3,640	1,498	1,739
Operating income (loss)	(252)	(403)	28	(352)
Interest income	77	4	75	2
Interest expense	(86)	(98)	(29)	(43)
Other income, net	237	60	136	55
Income (loss) before taxes on income	(24)	(437)	210	(338)
Taxes on income	(20)	137	(13)	40
Income (loss) from operations of the Company and its consolidated subsidiaries	(4)	(574)	223	(378)
Share of losses in Comverge	(684)	(380)	(331)	(179)
Minority interests	(48)	(59)	(33)	(17)
Net loss from continuing operations	(736)	(1,013)	(141)	(574)
Net income from discontinued operations, net of tax	348	--	348	--
Net income (loss)	(388)	(1,013)	207	(574)
Other comprehensive income (loss), net of tax:
Differences from translation of financial statements of subsidiaries	(170)	(202)	26	(161)
Comprehensive income (loss)	$(558)	$(1,215)	$233	$(735)
Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(0.09)	$(0.12)	$(0.01)	$(0.07)
Discontinued operations	0.04	--	0.04	--
Basic and diluted net income (loss) per share	$(0.05)	$(0.12)	$0.03	$(0.07)
Weighted average number of shares outstanding:
Basic and diluted	7,918	8,117	7,922	8,117

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
Six months ended June 30, 2005
(in thousands)

	Number of Shares		Common Stock	Additional Paid-In Capital	Warrants	Stock-Based Deferred Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2004 (audited)	8,937		$ 88	$39,733	$ 461	$(59)	$(34,290)	$(3,791)	$ (17)	$2,125

Amortization of stock-based deferred compensation		-	-	-	-	12	-	-	-	12

Net loss	-		-	-	-	-	(1,013)	-	-	(1,013)

Differences from translation of financial statements of subsidiaries	-		-	-	-	-	-	-	(202)	(202)

Balances as of June 30, 2005	8,937		$ 88	$39,733	$ 461	$(47)	$(35,303)	$(3,791)	$(219)	$922

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six months ended June 30,
	2004	2005

Cash flows used in operating activities:
Net loss	$(388)	$(1,013)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities - Appendix A:	251	364
Net cash used in operating activities	(137)	(649)
Cash flows provided by (used in) investing activities:
Restricted cash	6	2
Utilization of employee termination benefits	122	157
Amounts funded for employee termination benefits	(324)	(69)
Maturity of short-term deposits	--	72
Proceeds from sale of property and equipment	30	23
Acquisitions of property and equipment	(54)	(117)
Net cash provided by (used in) investing activities	(220)	68
Cash flows provided by (used in) financing activities:
Short-term debt borrowings (repayments), net	(71)	129
Proceeds from note payable to a related party	--	350
Repayment of note payable to a related party	--	(250)
Proceeds from long-term debt	--	90
Repayments of long-term debt	(323)	(158)
Exercise of options	35	--
Net cash provided by (used in) financing activities	(359)	161
Net (decrease) increase in cash and cash equivalents	(716)	(420)
Cash and cash equivalents at beginning of period	1,213	685
Cash and cash equivalents at end of period	$497	$265
Supplemental cash flow information:
Cash paid during period for interest	$78	$64
Cash paid during period for income taxes	$23	$17
Non-cash investing and financing activities:
Adjustment of treasury stock and additional paid-in-capital with respect to options exercised	$83	-

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Appendix A (unaudited)
(dollars in thousands)

	Six months ended June 30,
	2004	2005

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	122	128
Minority interests	48	59
Share in losses of Comverge	684	380
Deferred taxes	(38)	7
Increase (decrease) in liability for employee termination benefits	335	(9)
Gain on disposition of property and equipment	(4)	(2)
Amortization of deferred compensation	--	12
Other	(34)	(31)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable, unbilled work-in-process and other current and other assets	674	(77)
(Decrease) increase in inventory	(42)	(2)
Decrease in accounts payable and other liabilities	(1,494)	(101)
Total	$251	$364

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Data Systems & Software Inc. (“DSSI”) and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to the Company’s consolidated financial statements for prior periods to conform to the consolidated financial statement presentation for the current period.

Note 2: Financing of Operations

As of June 30, 2005, the Company had working capital of $352, including $265 in non-restricted cash and cash equivalents. Net cash used in the first six months of 2005 was $420. Net cash of $649 was used in operating activities during the first six months of 2005. The net loss for the six-month period ended June 30, 2005 of $1,013 was primarily due to the Company’s share of unconsolidated losses of Comverge of $380 and corporate expenses of $797. The Company's use of cash in operating activities during the first six months of 2005 was primarily due to increases in accounts receivables, unbilled work-in-process and other current assets in as well as reductions in accounts payable and other liabilities of $178, net. Net cash of $161 provided by financing activities was primarily from the net proceeds of a note payable to a related party of $100.

Of the total working capital at June 30, 2005, approximately $510 was in the Company’s majority owned dsIT Technologies Ltd. subsidiary (dsIT). Due to Israeli tax and company law constraints, as well as the significant minority interest in dsIT, such working capital and cash flows from dsIT’s operations are not readily available to finance U.S. activities.

dsIT is utilizing approximately $858 of its $1,100 lines of credit as of June 30, 2005. dsIT's lines of credit are denominated in NIS and bear an average interest rate of the Israeli prime rate plus 2.8% per annum. The Israeli prime rate fluctuates and as of June 30, 2005 is 3.5%.

On July 27, 2005, the Company and the other shareholders of dsIT entered into a definitive agreement for the sale of dsIT's outsourcing consulting business to Taldor Computer Systems (1986) Ltd. (TASE: TALD) (“Taldor”) for approximately $6 million in cash. The price is subject to adjustment under the terms set forth in the agreement. DSSI’s net share of the purchase price is expected to be approximately $3.5 million. The closing of the transaction is subject to consents and approvals, including approval of various Israeli government authorities, dsIT's banks and certain other parties.

The Company requires the proceeds from this transaction to finance its activities. Should the Company be unsuccessful in completing a transaction providing the necessary liquidity, it may not have sufficient funds to finance its activities for the 12 months following the date of this report. However, management believes that the proceeds from the expected closing together with cash available and anticipated profits from operations will provide more than sufficient liquidity to finance DSSI's activities for the foreseeable future and for the next 12 months in particular.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except per share data)

Note 3: Investment in Comverge

Comverge’s summary results of operations for the three and six month periods ended June 30, 2005 is as follows:
Results of Operations	Six months ended June 30, 2005	Three months ended June 30, 2005

Sales	$7,834	$3,933
Gross profit	3,309	1,673
Net loss	(6,115)	(3,134)

The change in the Company’s Comverge investment, during the six months ended June 30, 2005 is as follows:

	Comverge common stock	Comverge preferred stock	Net investment in Comverge

Balances as of December 31, 2004	$(1,824)	$380	$(1,444)
Equity loss in Comverge	--	(380)	(380)
Balances as of June 30, 2005	$(1,824)	$--	$(1,824)

As the Company’s share of losses attributable to its Comverge preferred stock has equaled its investment in Comverge’s preferred stock, the Company ceased recording equity losses in Comverge. In the future, equity income will be recorded to the Company’s preferred stock investment (the Company currently owns approximately 7% of Comverge’s preferred stock), only once Comverge’s equity reaches the level it was when the Company ceased recording equity losses. Equity income from the Company’s preferred investment may be recorded up to the Company’s original $3,644 preferred share investment in Comverge, and thereafter to its investment in Comverge’s common shares, of which the Company currently owns approximately 76%.

Note 4--Goodwill and Other Intangible Assets

The entire balance of goodwill was in the software consulting and development segment. There were no acquisitions or impairments of goodwill recorded during the six-month period ended June 30, 2005.

The Company’s amortizable intangible assets consisted of software licenses, with a gross carrying amount of $260 and accumulated amortization of $179 and $195, as of December 31, 2004 and June 30, 2005, respectively. All intangibles assets are being amortized over their estimated useful lives, which averaged five years and the amortization expense for each of the six months ended June 30, 2004 and 2005 amounted to $16. Amortization expense of the remaining balance of these assets, for the years ending June 30, 2006, and 2007, is estimated to be $32, and $33, respectively.

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

Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates of awards, consistent with the method prescribed in SFAS No. 123, the Company’s net loss and loss per share would have been changed to the pro forma amounts indicated below:

	Six months ended June 30,		Three months ended June 30,
	2004	2005	2004	2005
Net income (loss) as reported	$(388)	$(1,013)	$207	$(574)
Plus: Stock-based employee and director compensation expense included in reported net loss	-	12	-	6
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	61	162	46	81
Pro forma net income (loss)	$(449)	$(1,163)	$161	$(649)
Net income (loss) per share:
Basic and diluted – as reported	$(0.05)	$(0.12)	$0.03	$(0.07)
Basic and diluted – pro forma	$(0.06)	$(0.14)	$0.02	$(0.08)

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

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(in thousands except per share data)

Note 7: Segment Information
	Software Consulting and Development	Computer Hardware	Other (*)	Total
Six months ended June 30, 2005:
Revenues from external customers	$6,490	$9,146	$21	$15,657
Intersegment revenues	-	15	-	15
Segment gross profit	1,540	1,676	21	3,237
Segment income	63	85	16	164
Six months ended June 30, 2004:
Revenues from external customers	$5,764	$8,766	$25	$14,555
Intersegment revenues	-	-	-	-
Segment gross profit	1,258	1,793	25	3,076
Segment income	185	291	7	483
Three months ended June 30, 2005:
Revenues from external customers	$3,116	$3,965	$17	$7,098
Intersegment revenues	-	5	-	5
Segment gross profit	667	703	17	1,387
Segment income (loss)	(4)	(53)	14	(43)
Three months ended June 30, 2004:
Revenues from external customers	$2,854	$4,427	$19	$7,300
Intersegment revenues	-	-	-	-
Segment gross profit	664	843	19	1,526
Segment income	122	93	10	225
___________
(*) Represents VAR software operations in Israel that did not meet the quantitative thresholds of SFAS No. 131.

Reconciliation of Segment Loss to Consolidated Net Loss

	Six months ended June 30,		Three months ended June 30,
	2004	2005	2004	2005
Total income (loss) for reportable segments	$476	$148	$215	$(57)
Other operational segment income	7	16	10	14
Total operating income (loss)	483	164	225	(43)
Net loss of corporate headquarters	(535)	(797)	(35)	(352)
Share of losses in Comverge	(684)	(380)	(331)	(179)
Discontinued operations income	348	-	348	-
Total consolidated net income (loss)	$(388)	$(1,013)	$207	$(574)

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(in thousands except per share data)

Note 8: Subsequent Event

On July 27, 2005 the Company entered into a definitive agreement for the sale of dsIT's outsourcing consulting business to Taldor for approximately $6 million in cash. The operations to be sold under that agreement are comprised of dsIT's business of providing computer software and systems professionals on an outsourcing basis to clients in Israel. Pursuant to the agreement, Taldor will pay $6 million for all of the dsIT shares. The price is subject to adjustment under the terms set forth in the agreement. The Company’s net share of the purchase price is expected to be approximately $3.5 million.

Prior to the consummation of the sale, dsIT will complete a spin-off and a reorganization of its project development services and solutions activities, subsequent to which the Company will own 80% of the entity which will continue to conduct these activities. Under the terms of the definitive agreement, at the closing Taldor will receive a warrant to purchase 10% of this entity.

The closing of the transaction is subject to consents and approvals, including approval of various Israeli government authorities, dsIT’s banks and certain other parties.

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

Software Consulting and Development

On July 27, 2005 we entered into a definitive agreement for the sale of dsIT's outsourcing consulting business. These operations accounted for approximately two thirds of this segment’s revenues during recent quarters. Subsequent to the sale, segment revenues will be from dsIT’s project development services and solutions activities. dsIT provides both defense and commercial solutions. Its defense solutions focus particularly on sonar technology and include:

-	Diver Detection Sonar (DDS);
-	Mobile Acoustic Range (MAR);
-	Harbor Surveillance System (HSS); and
-	Generic sonar simulator solutions, sonar system upgrades and underwater navigation systems.

dsIT’s commercial IT solutions include:

-	OncoPro™, a cutting edge solution that integrating patient data with medical knowledge bases, and enabling simplified management of daily ward functions and creation of complex protocols, and;
-	EasyBill, a customer care and billing system for small and midsize companies.

The closing of the transaction is subject to consents and approvals, including approval of various Israeli government authorities, dsIT’s banks and certain other parties.

Computer Hardware Sales

Computer hardware sales and gross profit margins in the second quarter of 2005 were lower than those in previous quarters, however we believe they will increase in the third quarter of this year.

To offset the concentration and volatility in the hardware resale market, we continue to seek to diversify our revenue base and have initiated efforts to augment with more value added software products and services. We currently expect the increase in the coming quarters of 2005, to come also from new VAR activity in the area of integrated hardware/software security solutions for computer LAN and WAN networks and related services, leveraging our existing VAR customer base.

Energy Intelligence Solutions

Although we no longer control Comverge, we have invested in it significantly and it continues to have a material effect on our consolidated results.

Comverge has recently partnered with Tampa Electric to launch a price responsive load control pilot, utilizing Comverge’s MaingateTM Home system. This system will seek to examine the impacts of critical peak pricing on reducing Tampa Electric’s winter and summer peaks. In addition, over the next year and a half, Progress Energy Florida will be installing 6,000 of Comverge’s Service Reconnect/Disconnect Devices (SARD TM).

Due to the structure of its largest VPC contract, Comverge’s results continue to suffer from revenue recognition constraints. Due to the conditions of that contract, recognition of revenues is dependent on the results of certain tests, which can only be performed in the summer months. Accordingly Comverge’s revenues from this contract are expected to be seasonal, with the third quarter providing most of the increase in sales.

Comverge’s continued marketing, installation and development of product require significant financial resources. To the extent required, it intends to utilize and further increase it’s bank credit lines and seek additional investor financing.

Corporate

Over the past year we have been in the process of evaluating and exploring different restructuring, acquisitions or mergers and/or other strategic alternatives. This process has required the devotion of significant time and resources by our management as well as by our legal and accounting advisors. As mentioned above, this process has culminated with the signing of a definitive agreement for the sale of dsIT’s outsourcing consulting business. After we’ve obtained the consents and approvals required for closing this sale, management will consider the alternatives then available for DSSI’s continued growth.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three and six months ended June 30, 2004 and 2005, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components.

	Six months ended June 30,					Three months ended June 30,
	2004		2005		Change	2004		2005		Change
	($,000)	% of sales	($,000)	% of sales	% of 2004	($,000)	% of sales	($,000)	% of sales	% of 2004
Sales	$14,555	100%	$15,657	100%	8%	$7,300	100%	$7,098	100%	(3)%
Cost of sales	11,479	79	12,420	79	8	5,774	79	5,711	80	(1)
Gross profit	3,076	21	3,237	21	5	1,526	21	1,387	20	(9)
R&D expenses	-	0	26	0		-	0	17	0
SMG&A expenses	3,328	23	3,614	23	9	1,498	21	1,722	24	15
Operating income (loss)	(252)	(2)	(403)	(3)	60	28	1	(352)	(5)	(1,357)
Interest expense, net	(9)	0	(94)	(1)	944	46	1	(41)	(1)	(189)
Other income, net	237	2	60	0	(75)	136	2	55	1	(60)
Income (loss) before taxes on income	(24)	0	(437)	(3)	1,721	210	3	(338)	(5)	(261)
Taxes on income	(20)	0	137	1	(785)	(13)	0	40	1	(408)
Income (loss) from operations of the Company and its consolidated subsidiaries	(4)	0	(574)	(4)		223	3	(378)	(5)	(270)
Share in losses of Comverge	(684)	(5)	(380)	(2)	(44)	(331)	(5)	(179)	(3)	(46)
Minority interests	(48)	0	(59)	0	23	(33)	0	(17)	0	(48)
Net loss from continuing operations	(736)	(5)	(1,013)	(6)	38	(141)	(2)	(574)	(8)	307
Net income from discontinued operations, net of tax	348	2	-	-	(100)	348	5	-	-	(100)
Net income (loss)	$(388)	(3)	$(1,013)	(6)	161	$207	3%	$(574)	(8)	(377)

Sales. Sales in the first six months of 2005 increased by $1.1 million, from $14.6 million in the first six months of 2004, to $15.7 million in 2005. This increase was due to increased sales in both segments, particularly in the first quarter of this year. Sales in the second quarter of 2005 decreased in comparison to those in the second quarter of 2004. The decrease in sales was due to a $0.5 million decrease in computer hardware sales, partially offset by a $0.3 million increase in software consulting and development sales.

Gross profit. Gross profit in the first six months of 2005 increased by $0.2 million, compared to the first six months of 2004, due to increased gross profit in both segments, in the first quarter of this year. Gross profit in the second quarter of 2005 decreased by $0.1 million, in comparison to the second quarter of 2004, due a decrease in gross profit in our computer hardware segment.

Selling, marketing, general and administrative expenses (“SMG&A”). SMG&A in the first six months and second quarter of 2005 increased by $0.3 million and $0.2 million, respectively, as compared to the same periods in 2004. The increase was due to increased compensation expenses and professional fees. Although we expect this increased level of expense to continue in the third quarter, they are expected to decrease significantly in the fourth quarter of this year with the closing of the transaction for the sale of dsIT’s outsourcing consulting business.

Share of losses in Comverge. Our share of Comverge's $6.1 million and $3.0 million of net losses in the first six months and second quarter of 2005, was $0.4 million and $0.2 million, respectively. As the carrying value of our investment in Comverge's common stock and preferred stock has been reduced to zero, we will no longer be recording equity losses in Comverge. In the future, when Comverge begins to show profit, after it has reached the level of equity whence we ceased recording equity losses, we will record 7% of that income as equity income to our preferred investment up to our original $3.6 million preferred share investment in Comverge, and thereafter to our investment in Comverge’s common shares, of which we currently own approximately 76%.

Other income. Other income in the first six months and second quarter of 2004 was primarily due to our then receiving a decision from the Israeli Supreme Court in our dispute with an Israeli bank. In its decision, the Court reversed the district court’s award for costs in favor of the bank for which we had had previously accrued. The court also remanded to the district court our claims against the bank for a determination as to the amount of damages.

Liquidity and Capital Resources

As of June 30, 2005, we had working capital of $0.4 million, including $0.3 million in non-restricted cash and cash equivalents. Net cash used in the first six months of 2005 was $0.4 million. Net cash of $0.6 million was used in operating activities during the first six months of 2005. The net loss for the six-month period ended June 30, 2005 of $1.0 million was primarily due to our share of unconsolidated losses of Comverge of $0.4 million and corporate expenses of $0.8 million. Our use of cash in operating activities during the first six months of 2005 was primarily due to increases in accounts receivables, unbilled work-in-process and other current assets as well as reductions in accounts payable and other liabilities of $0.2 million, net. Net cash of $0.2 million provided by financing activities was primarily from the proceeds of a note payable to a related party of $0.1 million.

Of the total working capital at June 30, 2005, approximately $0.5 million was in our majority owned dsIT Technologies Ltd. subsidiary (dsIT). Due to Israeli tax and company law constraints, as well as the significant minority interest in dsIT, such working capital and cash flows from dsIT’s operations are not readily available to finance U.S. activities.

As of July 31, 2005 our wholly owned US operations (i.e., excluding dsIT and Comverge) had an aggregate of $0.3 million in unrestricted cash and cash equivalents, reflecting a $0.4 million decrease from the balance as of December 31, 2004.

On July 27, 2005, we and the other shareholders in dsIT entered into a definitive agreement for the sale of dsIT's outsourcing consulting business to Taldor Computer Systems (1986) Ltd. (TASE: TALD) for approximately $6 million in cash. The price is subject to adjustment under the terms set forth in the agreement. Our net share of the purchase price is expected to be approximately $3.5 million. We intend to fund our activities with the cash from this sale as well as with the cash available and anticipated profits from operations. The closing of the transaction is subject to consents and approvals, including approval of various Israeli government authorities, dsIT’s banks and certain other parties.

To finance our activities we require the proceeds from this transaction. The proceeds from the expected closing will provide more than sufficient liquidity for our activities for the forseeable future and the next 12 months in particular.

Contractual Obligations and Commitments

Our contractual obligations and commitments at June 30, 2005, excluding certain severance arrangements described below, principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and contractual obligations to our CEO for payments for his post-retirement consulting services to us, are as set forth in the table below.

	Cash Payments Due During Year Ending June 30,
	(amounts in thousands)
Contractual Obligations	Total	2006	2007-2008	2009-2010	2011 and thereafter
Long-term debt	$567	$401	$138	$28	$--
Contingent performance of bank guarantees (1)	410	410	--	--	--
Operating leases	2,999	1,130	1,471	398	--
Potential severance obligations to Israeli employees (2)	4,270	2	70	29	4,169
Consulting agreement with CEO (3)	1,500	300	600	375	225
Purchase commitments	--	--	--	--	--
Other long-term liabilities reflected on the balance sheet in accordance with GAAP	--	--	--	--	--
Total contractual cash obligations	$9,746	$2,243	$2,279	$830	$4,394

We expect to finance these contractual commitments from cash on hand, cash from the pending sale of dsIT's outsourcing consulting business and cash generated from operations.

(1) Previously, we accrued a loss for contingent performance of bank guarantees. Our remaining commitment under these guarantees is $0.4 million at June 30, 2005. We have collateralized a portion of these guarantees by means of a deposit of $0.2 million as of June 30, 2005. The obligation is presented as a current liability, though it is uncertain as to when actual payment may be made.

(2) Under Israeli law and labor agreements, dsIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of June 30, 2005, we accrued a total of $4.3 million for potential severance obligations which is included in long term liabilities, of which approximately $2.7 million was funded with cash to insurance companies.

(3) Under the terms of his employment agreement with us, as amended, we have an obligation to continue to pay our Chief Executive Officer consulting fees over a seven-year period starting January 1, 2005. As a result, during the coming four years, through 2008, we have to pay our CEO $240,000 per year, equal to 50% of his salary in effect as of December 31, 2003. From 2009 through 2011, we must pay $120,000 per year, equal to 25% of that salary. In addition, we must pay contributions to a non-qualified defined contribution retirement plan equal to 25% of the consulting fee. In accordance with the employment contract, we are obliged to fund amounts payable for the term of the consulting period by the purchase of an annuity or similar investment product at the beginning of the consulting period. The CEO has agreed to allow us not to so fund such amounts until the earlier of (i) June 30, 2006, (ii) his termination as CEO, or (iii) the closing of a transaction with gross proceeds to us of at least $1.5 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit incurred to finance our operations in Israel, currently $0.9 million. Additionally, our monetary assets and liabilities (net liability of approximately $0.6 million) in Israel are exposed to fluctuations in exchange rates. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or foreign currency exchange rate exposures.

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

PART II - Other information

Item 1. Legal Proceedings

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.

DATA SYSTEMS & SOFTWARE INC.

Date: August 15, 2005	By:	/s/ Yacov Kaufman
Yacov Kaufman
Vice President and Chief Financial Officer