Form 10-Q
period 2005-09-30
DATA SYSTEMS & SOFTWARE INC
filed 2005-11-17
CIK 880984

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005	COMMISSION FILE NUMBER 0-19771

DATA SYSTEMS & SOFTWARE INC.
(Exact name of registrant as specified in charter)

Delaware	22-2786081
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

200 Route 17, Mahwah, New Jersey	07430
(Address of principal executive offices)	(Zip code)

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

Number of shares outstanding of the registrant’s common stock, as of November 10, 2005: 8,116,691

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

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

ASSETS	As of December 31, 2004	As of September 30, 2005
Current assets:		(unaudited)
Cash and cash equivalents	$685	$674
Short-term bank deposits	72	--
Restricted cash	354	924
Accounts receivable, net	6,069	4,960
Unbilled work-in-process	533	487
Inventory	61	92
Other current assets	540	978
Total current assets	8,314	8,115
Property and equipment, net	649	572
Other assets	737	373
Funds in respect of employee termination benefits	2,836	1,406
Restricted cash - non-current	--	1,125
Goodwill	4,408	129
Other intangible assets, net	81	58
Total assets	$17,025	$11,778
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank credit	$729	$210
Current maturities of long-term debt	466	163
Trade accounts payable	2,283	2,299
Accrued payroll, payroll taxes and social benefits	1,735	922
Other current liabilities	2,227	2,912
Total current liabilities	7,440	6,506
Long-term liabilities:
Investment in Comverge, net	1,444	1,824
Long-term debt	201	119
Liability for employee termination benefits	4,279	2,288
Other liabilities	65	18
Total long-term liabilities	5,989	4,249
Minority interests	1,471	--
Shareholders’ equity:
Common stock - $0.01 par value per share:
Authorized - 20,000,000 shares; Issued - 8,937,395 shares at December 31, 2004 and September 30, 2005	88	88
Additional paid-in capital	39,733	39,733
Warrants	461	461
Deferred compensation	(59)	(42)
Accumulated deficit	(34,290)	(35,428)
Treasury stock, at cost -820,704 shares at December 31, 2004 and September 30, 2005	(3,791)	(3,791)
Accumulated other comprehensive income (loss)	(17)	2
Total shareholders’ equity	2,125	1,023
Total liabilities and shareholders’ equity	$17,025	$11,778
The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except net loss per share data)

	Nine months ended September 30,		Three months ended September 30,
	2004	2005	2004	2005
Sales:
Products	$13,157	$13,479	$4,764	$4,426
Projects and services	2,753	3,148	745	847
Total sales	15,910	16,627	5,509	5,273
Cost of sales:
Products	10,801	11,065	3,887	3,643
Projects and services	1,936	2,267	642	657
Total cost of sales	12,737	13,332	4,529	4,300
Gross profit	3,173	3,295	980	973
Operating expenses:
Research and development expenses	--	42	--	16
Selling, marketing, general and administrative expenses	5,333	5,298	2,112	1,764
Total operating expenses	5,333	5,340	2,112	1,780
Operating loss	(2,160)	(2,045)	(1,132)	(807)
Interest income	68	10	--	7
Interest expense	(82)	(81)	(25)	(28)
Other income, net	232	38	6	(23)
Loss before taxes on income	(1,942)	(2,078)	(1,151)	(851)
Taxes on income	(3)	340	30	331
Loss from operations of the Company and its consolidated subsidiaries	(1,939)	(2,418)	(1,181)	(1,182)
Share of losses in Comverge	(1,066)	(380)	(382)	--
Gain on sale of shares of Comverge	705	--	705	--
Minority interests	(59)	(73)	(11)	(14)
Net loss from continuing operations	(2,359)	(2,871)	(869)	(1,196)
Net income from discontinued operations, net of tax	1,499	818	397	154
Gain on sale of discontinued operations, net of tax	--	915	--	915
Net loss	(860)	(1,138)	(472)	(127)
Other comprehensive income (loss), net of tax:
Differences from translation of financial statements of subsidiaries	(159)	19	11	204
Comprehensive income (loss)	$(1,019)	$(1,119)	$(461)	$77
Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(0.30)	$(0.35)	$(0.11)	$(0.15)
Discontinued operations	0.19	0.10	0.05	0.02
Gain on sale of discontinued operations	--	0.11	--	0.11
Basic and diluted net income (loss) per share	$(0.11)	$(0.14)	$(0.06)	$(0.02)
Weighted average number of shares outstanding:
Basic and diluted	7,927	8,117	7,936	8,117

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
Nine months ended September 30, 2005
(in thousands)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Stock-Based Deferred Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2004 (audited)	8,937	$88	$39,733	$461	$(59)	$(34,290)	$(3,791)	$(17)	$2,125

Amortization of stock-based deferred compensation	-	-	-	-	17	-	-	-	17

Net loss	-	-	-	-	-	(1,138)	-	-	(1,138)

Differences from translation of financial statements of subsidiaries	-	-	-	-	-	-	-	19	19

Balances as of September 30, 2005	8,937	$88	$39,733	$461	$(42)	$(35,428)	$(3,791)	$2	$1,023

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2004	2005
Cash flows used in operating activities:
Net loss	$(860)	$(1,138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities - Appendix A:	318	(199)
Net cash used in operating activities	(542)	(1,337)
Cash flows provided by (used in) investing activities:
Restricted cash (current and non-current)	--	(1,426)
Amounts funded for employee termination benefits	(257)	(46)
Maturity of short-term deposits		72
Proceeds from sale of Comverge shares	975	--
Proceeds from sale of property and equipment	52	122
Acquisitions of property and equipment	(99)	(183)
Business disposition - Appendix B	--	2,927
Net cash provided by investing activities	671	1,466
Cash flows provided by (used in) financing activities:
Short-term debt borrowings (repayments), net	--	182
Proceeds from note payable to a related party	--	425
Repayment of note payable to a related party	--	(425)
Proceeds from long-term debt	--	90
Repayments of long-term debt	(481)	(412)
Exercise of options	35	--
Net cash used in financing activities	(446)	(140)
Net decrease in cash and cash equivalents	(317)	(11)
Cash and cash equivalents at beginning of period	1,213	685
Cash and cash equivalents at end of period	$896	$674
Supplemental cash flow information:
Cash paid during period for interest	$113	$127
Cash paid during period for income taxes	$35	$41

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2004	2005
Appendix A
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	$177	$198
Minority interests	59	73
Share in losses of Comverge	1,066	380
Change in deferred taxes	(9)	311
Increase in liability for employee termination benefits	367	49
Gain on disposition of property and equipment	(4)	(33)
Gain on sale of dsIT Technologies	--	(915)
Gain on sale of Comverge shares	(705)	--
Stock and stock-based compensation	75	17
Other	(33)	(62)
Change in operating assets and liabilities, net of effect of disposition:
Increase in accounts receivable, unbilled work-in-process and other current and other assets	658	164
(Decrease) increase in inventory	1	(31)
Decrease in accounts payable and other liabilities	(1,334)	(350)
Total	$318	$(199)

Appendix B
Assets/liabilities disposed of in disposition of dsIT Technologies:
Current assets	$679
Non-current assets	1,134
Goodwill	4,301
Short-term debt	(701)
Current liabilities	(327)
Other liabilities	(1,455)
Minority interests	(1,552)
Unpaid transaction costs in disposition of dsIT Technologies	(67)
Gain on the sale of dsIT Technologies	915
Net cash provided by business disposition	$2,927

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)
Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Data Systems & Software Inc. (“DSSI”) and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to the Company’s consolidated financial statements for prior periods to conform to the consolidated financial statement presentation for the current period.

As further described in Note 3, in August 2005, the Company completed the sale of the outsourcing consulting business of the Company’s subsidiary, dsIT Technologies Ltd. The transferred operation is reflected as a discontinued operation for all periods presented.

Note 2: Financing of Operations

As of September 30, 2005, the Company had working capital of $1,609, including $674 in non-restricted cash and cash equivalents. Net cash used in the first nine months of 2005 was $11. Net cash of $469 was used in operating activities during the first nine months of 2005. The net loss for the nine-month period ended September 30, 2005 of $1,138, was primarily due to corporate expenses of $1,250, losses of $565 from the continuing operations of the software consulting and development segment and the Company’s share of unconsolidated losses of Comverge of $380. These losses were partially offset by the gain of $915 on the sale of the outsourcing consulting business and net income from those discontinued operations of $818. The Company's use of cash in operating activities of $1,337 during the first nine months of 2005 was primarily due to the aforementioned gain of $915 and to reductions in accounts payable and other liabilities of $186 and the cash operating loss. Net cash of $1,466 was provided from investing activities, primarily as the net result of the cash provided by the sale of the outsourcing consulting business of $2,927 less increases in restricted cash of $1,426. Net cash of $140 used in financing activities was for the repayment of long-term debt. .

Of the total working capital at September 30, 2005, approximately $380 was in the Company’s majority owned dsIT Solutions Ltd. subsidiary (dsIT). Due to bank covenants, as well as the significant minority interest in dsIT, such working capital and cash flows from dsIT’s operations are not readily available to finance U.S. activities.

dsIT is utilizing approximately $210 of its $240 line of credit as of September 30, 2005. dsIT's line of credit is denominated in NIS and bears an interest rate of the Israeli prime rate plus 3.05% per annum. The Israeli prime rate fluctuates and as of September 30, 2005 is 5.0%. In October 2005, dsIT opened a new line of credit of approximately $90 with another Israeli bank. The new line of credit is denominated in NIS; the interest rate is currently being negotiated.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except per share data)

On August 18, 2005, the Company closed a transaction consummating the sale of the outsourcing consulting business of the Company’s subsidiary, dsIT Technologies Ltd., initially receiving approximately $3,143 on account of its share of the gross proceeds paid at closing. Upon receiving these proceeds, in accordance with the CEO’s employment contract, the Company set aside $1,425, to secure finance for this agreement. As a result of the segregation of these funds, unrestricted cash in the US will not be required in future periods to finance corporate compensation expenses. Immediately after the sale of the consulting business, dsIT began a process for refocusing its activities, initiating measures to improve the results from its remaining operations and its liquidity based on these operations. There is no assurance these measures will be successful and the Company may need to provide supplementary financing, or sell all or part of that business. The Company believes that the unrestricted cash available at September 30, 2005, approximately $400 of restricted cash released in November 2005 and anticipated profits from US operations will provide more than sufficient liquidity to finance DSSI’s activities for the foreseeable future and for the next 12 months in particular.

Note 3: Discontinued Operations

On August 18, 2005, the Company completed the sale of the outsourcing consulting business of the Company’s subsidiary, dsIT Technologies Ltd., to Taldor Computer Systems (1986) Ltd. (Taldor). The operations that were sold are comprised of dsIT's business of providing computer software and systems professionals on a time and materials basis to clients in Israel. Together with the sale transaction, the Company issued to Taldor a warrant to purchase 10% of dsIT Solutions. The fair value of the warrant was estimated using the Black-Scholes model to be of an immaterial amount. As a result, the Company recorded a gain from the sale of discontinued operations of $915, net of tax.

Profit and loss of the discontinued operations associated with dsIT were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2004	2005	2004	2005
Sales	$6,127	$5,219	$1,973	$916
Cost of sales	4,768	4,111	1,497	723
Gross profit	1,359	1,109	476	193
Income from operations	1,196	1,022	420	186
Interest expense, net	32	59	12	19
Net income from discontinued operations, net of income taxes	$1,151	$818	$397	$154

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except per share data)
Note 4: Investment in Comverge

Comverge’s summary results of operations for the three and nine month periods ended September 30, 2005 is as follows:

Results of Operations	Nine months ended	Three months ended
	September 30, 2005
Sales	$13,214	$5,380
Gross profit	5,468	2,159
Net loss	(8,934)	(2,819)

The change in the Company’s Comverge investment, during the nine months ended September 30, 2005 is as follows:

	Common stock	Preferred stock	Net investment in Comverge
Balances as of December 31, 2004	$(1,824)	$380	$(1,444)
Equity loss in Comverge	--	(380)	(380)
Balances as of September 30, 2005	$(1,824)	$--	$(1,824)

As the Company’s share of losses attributable to its Comverge preferred stock has equaled its investment in Comverge’s preferred stock, the Company ceased recording equity losses in Comverge. In the future, equity income will be recorded to the Company’s preferred stock investment (the Company currently owns approximately 7% of Comverge’s preferred stock), only once Comverge’s equity reaches the level it was when the Company ceased recording equity losses. As at September 30, 2005, the Company has a provision for unrecognized losses in Comverge of $240. As at September 30, 2005, the Company will record equity income from its preferred investment in Comverge, if and when Comverge’s records net income in excess of approximately $3,450. Equity income from the Company’s preferred investment may be recorded up to the Company’s original $3,644 preferred share investment in Comverge, and thereafter to its investment in Comverge’s common shares, of which the Company currently owns approximately 76%.

Note 5--Goodwill and Other Intangible Assets

The entire balance of goodwill was in the software consulting and development segment. As a result of the Taldor transaction, goodwill of $4,380 associated with the transferred business was eliminated, with only the $50 associated with dsIT’s continuing business remaining on the books. An additional $79 of goodwill was created as a result of the increase in the Company’s holdings in dsIT Solutions from 68% to 80%.

The Company’s amortizable intangible assets consisted of software licenses, with a gross carrying amount of $260 and $66, and accumulated amortization of $179 and $8, as of December 31, 2004 and September 30, 2005, respectively. All intangibles assets are being amortized over their estimated useful lives, which averaged five years and the amortization expense for each of the nine months ended September 30, 2004 and 2005 amounted to $24. Amortization expense of the remaining balance is estimated to be $32, and $26, for the years ending September 30, 2006, and 2007, respectively.

Note 6: Warranty Provision

The Company grants its customers one-year product warranty. No provision was made in respect of warranties based on the Company’s previous history.

Note 7: Stock-Based Compensation

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

Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates of awards, consistent with the method prescribed in SFAS No. 123, the Company’s net loss and loss per share would have been changed to the pro forma amounts indicated below:

	Nine months ended September 30,		Three months ended September 30,
	2004	2005	2004	2005
Net income (loss) as reported	$(860)	$(1,138)	$(472)	$(127)
Plus: Stock-based employee and director compensation expense included in reported net loss	75	17	75	5
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	136	242	75	80
Pro forma net income (loss)	$(921)	$(1,363)	$(472)	$(202)
Net income (loss) per share:
Basic and diluted - as reported	$(0.11)	$(0.14)	$(0.06)	$(0.02)
Basic and diluted - pro forma	$(0.12)	$(0.17)	$(0.06)	$(0.02)

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

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(in thousands except per share data)

Note 8: Segment Information

	Software Consulting and Development	Computer Hardware	Other (*)	Total
Nine months ended September 30, 2005:
Revenues from external customers	$2,966	$13,637	$24	$16,627
Intersegment revenues	--	15	--	15
Segment gross profit	774	2,497	24	3,295
Segment income (loss)	(1,400)	118	17	(1,265)
Nine months ended September 30, 2004:
Revenues from external customers	$2,549	$13,335	$26	$15,910
Intersegment revenues	--	--	--	--
Segment gross profit	697	2,450	26	3,173
Segment income (loss)	(943)	231	6	(706)
Three months ended September 30, 2005:
Revenues from external customers	$779	$4,491	$3	$5,273
Intersegment revenues	--	--	--	--
Segment gross profit	149	821	3	973
Segment income (loss)	(799)	33	1	(765)
Three months ended September 30, 2004:
Revenues from external customers	$702	$4,806	$1	$5,509
Intersegment revenues	--	--	--	--
Segment gross profit	86	893	1	980
Segment loss	(374)	(60)	(1)	(435)
___________
(*) Represents VAR software operations in Israel that did not meet the quantitative thresholds of SFAS No. 131.

Reconciliation of Segment Loss to Consolidated Net Loss

	Nine months ended September 30,		Three months ended September 30,
	2004	2005	2004	2005
Total loss for reportable segments	$(712)	$(1,282)	$(434)	$(766)
Other operational segment income (loss)	6	17	(1)	1
Total operating loss	(706)	(1,265)	(435)	(765)
Net loss of corporate headquarters	(1,292)	(1,226)	(773)	(431)
Share of losses in Comverge	(1,066)	(380)	(382)	--
Gain on sale of shares of Comverge	705	--	705	--
Gain on sale of discontinued operations	--	915	--	915
Discontinued operations income	1,499	818	413	154
Total consolidated net income (loss)	$(860)	$(1,138)	$(472)	$(127)

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

Software Consulting and Development

On August 18, 2005 we closed on the previously announced sale of dsIT's outsourcing consulting business. These operations accounted for approximately two-thirds of this segment’s revenues during recent quarters and as a result, revenues in the coming quarters will be greatly decreased from the levels previously reported. dsIT has begun a restructuring process to adapt its operations and infrastructure to its continuing operations which it expects to complete during the next few months.

Since the sale, segment revenues will be generated almost entirely from dsIT’s project development services and solutions activities, both defense and commercial, dsIT’s defense solutions focus particularly on sonar technology and include:

•	Diver Detection Sonar (DDS);
•	Mobile Acoustic Range (MAR);
•	Harbor Surveillance System (HSS); and
•	Generic sonar simulator solutions, sonar system upgrades and underwater navigation systems.

dsIT’s commercial IT solutions include:

•
OncoPro™, a cutting edge solution for chemotherapy treatment, integrating patient data with medical knowledge bases, and enabling simplified management of daily ward functions and creation of complex protocols, and;

•	EasyBill, a customer care and billing system for small and midsize companies.

dsIT has initiated discussions for strategic alliances for marketing its sonar technology products and its OncoPro™ product. We expect some of these discussions to come to fruition already during the next quarter.

Computer Hardware Sales

Computer hardware sales and gross profit margins this quarter were higher than those in previous quarters, although still below those of the third quarter last year. We believe this improvement will continue in the fourth quarter of this year and into next year.

We currently expect the increase in the coming quarters of 2005 to come also from new VAR activity in the area of integrated hardware/software security solutions for computer LAN and WAN networks and related services, leveraging our existing VAR customer base.

Energy Intelligence Solutions

We continue to account for Comverge on the equity method; however since our losses to date exceed our investment, Comverge’s losses no longer affect our consolidated results.

Comverge has recently formed a strategic alliance with, Cellnet Technology, Inc. (Cellnet®), a leading provider of real-time fixed network solutions to the utility industry, for implementing full-scale AMI and Demand Response systems over a fixed network.

Under the agreement, Cellnet will integrate and resell Comverge’s solutions for smart thermostats, load control, and sub-metering, and Comverge will in turn deploy solutions that use the Cellnet mesh network radio technology. The companies are working collaboratively on R&D projects to bring the first components of a combined solution to the utility market.

In addition, Comverge has worked on and enhanced its existing alliances. In September, it completed development of the Maingate® S4e endpoint, a combination of Comverge’s under-glass AMR Gateway and Landis+Gyr’s S4e meter platform, with commercial release scheduled for the fourth quarter, as well as release of a demand response capable thermostat platform for electric utility peak load management programs together with Emerson Climate TechnologiesTM, a business of Emerson Electric Company (NYSE: EMR).

Due to the structure of its largest VPC contract, Comverge’s results continue to suffer from revenue recognition constraints. Based on the conditions of that contract, recognition of revenues is dependent on the results of certain tests, which can only be performed in the summer months. These tests were performed during the second half of the third quarter, with initial positive results and they currently expect to recognize a significant portion of the deferred revenue and resulting gross profit in the next quarter. Total deferred revenue and gross profits at September 30, 2005 were approximately $8.5 million and $6.3 million, respectively.

Comverge’s continued marketing, installation and development of product require significant financial resources. To the extent required, it intends to utilize and further increase its bank credit lines and seek additional investor financing.

Corporate

During this quarter we completed the sale of dsIT’s consulting division. The sale provided us with a significant injection of cash, allowing us to fund certain required payments and giving us the ability to continue to pursue other parts of our business. This sale, in addition to previous attempted transactions which were not consummated, resulted in considerable professional fees and other transaction costs which impacted the results for the third quarter of 2005. We expect these professional fees to be significantly reduced in the near future. In addition, we expect that our corporate compensation expense to be significantly reduced as a result of the recently announced resignation of our CFO.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three and nine months ended September 30, 2004 and 2005, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. Since we sold dsIT’s consulting business in August 2005, the activity in this business has been reclassified and consolidated on one line as net income from discontinued operations, after tax.

	Nine months ended September 30,					Three months ended September 30,
	2004		2005		Change	2004		2005		Change
	($,000)	% of sales	($,000)	% of sales	% from 2004	($,000)	% of sales	($,000)	% of sales	% from 2004
Sales	$15,910	100%	$16,627	100%	5%	$5,509	100	5,273	100	(4)%
Cost of sales	12,737	80	13,332	80	5	4,529	82	4,300	82	(5)
Gross profit	3,173	20	3,295	20	4	980	18	973	18	(1)
R&D expenses	--	--	42	0		--	--	16	0
SMG&A expenses	5,333	34	5,298	32	(1)	2,112	38	1,764	33	(16)
Operating loss	(2,160)	(14)	(2,045)	(12)	(5)	(1,132)	(21)	(807)	(15)	(29)
Interest expense, net	(14)	0	(71)	0	407	(25)	0	(21)	0	(16)
Other income, net	232	1	38	0	(84)	6	0	(23)	0	(483)
Loss before taxes on income	(1,942)	(12)	(2,078)	(12)	7	(1,151)	(21)	(851)	(16)	(26)
Taxes on income	(3)	0	340	2		30	1	331	6
Loss from operations of the Company and its consolidated subsidiaries	(1,939)	(12)	(2,418)	(15)	25	(1,181)	(21)	(1,182)	(22)	0
Gain on sale of shares of Comverge	705	4	--	--		705	13	--	--
Share in losses of Comverge	(1,066)	(7)	(380)	(2)	(64)	(382)	(7)	--	--
Minority interests	(59)	0	(73)	0	24	(11)	0	(14)	0	27
Net loss from continuing operations	(2,359)	(15)	(2,871)	(17)	22	(869)	(16)	(1,196)	(23)	38
Gain on sale of discontinued operations, net of tax	--	--	915	6		--	--	915	17
Net income from discontinued operations, net of tax	1,499	9	818	5	(45)	397	7	154	3	(61)
Net income (loss)	$(860)	(5)%	$(1,138)	(7)%	32%	$(472)	(9)%	$(127)	(2)%	(73)%

Sales. Sales in the first nine months of 2005 increased by $0.7 million, from $15.9 million in the first nine months of 2004, to $16.6 million in 2005. This increase was due to increased sales in both segments, particularly in the first quarter of this year. Sales in the third quarter of 2005 decreased by $0.2M, in comparison to those in the third quarter of 2004. The decrease in sales was due to a $0.3 million decrease in computer hardware sales, partially offset by a $0.1 million increase in software development sales.

Gross profit. Gross profit in the first nine months of 2005 increased by $0.1 million, compared to the first nine months of 2004, due to increased gross profit in both segments, resulting primarily from the increase in sales in the first quarter of this year. Gross profit in the third quarter of 2005 remained virtually unchanged, despite the decrease in sales during that period, as a result of improved gross profit margins in the software development segment.

Selling, marketing, general and administrative expenses (“SMG&A”). SMG&A in the first nine months of 2005 decreased marginally, due the decrease in the third quarter of 2005. SMG&A decreased $0.3 million, from $2.1 million in the third quarter of 2004, to $1.8 million in the third quarter of 2005. The decrease was primarily due to a decrease in corporate professional fees, as well as compensation expenses in the computer hardware segment, both of which were extraordinarily high in the third quarter of 2004.

Taxes on Income. The income tax expense in the third quarter of 2005 and in the first nine months of 2005, was primarily due to a one-time expense due to the reorganization of business at dsIT, as a result of which, previously recognized foreign income tax assets were expensed.

Share of losses in Comverge. In the second quarter of 2005, the carrying value of our investment in Comverge's common stock and preferred stock was reduced to zero. As such, Comverge had no effect on our results in the third quarter of 2005. Our share of Comverge's $8.9 million of net losses in the first nine months of 2005, was $0.4 million. In the future, when Comverge begins to show profit, after it has reached the level of equity at which we ceased recording equity losses, we will record 7% of that income as equity income to our preferred investment up to our original $3.6 million preferred share investment in Comverge, and thereafter to our investment in Comverge’s common shares, of which we currently own approximately 76%.

Gain on sale of shares in Comverge. During the third quarter of 2004, we sold a portion of our investment in Comverge, as a result which we recorded a capital gain of approximately $0.7 million.

Gain on sale of discontinued operations, net of tax. This gain resulted from the sale of dsIT’s consulting business during the third quarter of 2005.

Net income from discontinued operations, net of tax. As a result of the aforementioned sale, all the activity stemming from software consulting business in Israel was reclassified in the current periods and all prior periods and the condensed result of these operations are presented as net income from discontinued operations. The decrease is entirely attributable to the fact that the third quarter of 2005 included activity only up to the date of the sale, which occurred in the middle of the quarter.

Liquidity and Capital Resources

As of September 30, 2005, we had working capital of $1.6 million, including $0.7 million in non-restricted cash and cash equivalents. Net cash used in the first nine months of 2005 was $0.0 million. Net cash of $0.5 million was used in operating activities during the first nine months of 2005. The net loss for the nine-month period ended September 30, 2005 of $1.1 million was primarily due to corporate expenses of $1.3 million, losses of $0.6 million from the continuing operations of the software, consulting and development segment and our share of unconsolidated losses of Comverge of $0.4 million. These losses were partially offset by the gain of $0.9 million on the sale of the outsourcing consulting business and net income from those discontinued operations of $0.8 million. Our use of cash in operating activities during the first nine months of 2005 was primarily due to the aforementioned gain of $0.9 million and increases in accounts receivables, unbilled work-in-process and other current assets as well as reductions in accounts payable and other liabilities of $0.2 million, net. Net cash of $1.5 million was provided from investing activities, primarily as the net result of the cash provided by the sale of the outsourcing consulting business of $2.9 million less increases in restricted cash of $1.4 million. Net cash of $0.1 million used in financing activities was from the repayment of debt, net.

Of the total working capital at September 30, 2005, approximately $0.4 million was in our majority owned dsIT Solutions Ltd. subsidiary (dsIT). Due to Israeli tax and company law constraints, as well as the significant minority interest in dsIT, such working capital and cash flows from dsIT’s operations are not readily available to finance U.S. activities.

As of October 31, 2005 our wholly owned US operations (i.e., excluding dsIT and Comverge) had an aggregate of $0.5 million in unrestricted cash and cash equivalents, reflecting a $0.2 million decrease from the balance as of December 31, 2004.

On August 18, 2005, we closed a transaction consummating the sale of the outsourcing consulting business of the our dsIT subsidiary receiving at closing approximately $3.1 million as our share of the gross proceeds paid at closing.

Upon receiving these proceeds, in accordance with the CEO’s employment contract, the Company set aside $1.4 million, to secure finance for this agreement. As a result, the segregation of these funds, unrestricted cash in the US will not be required in future periods to finance corporate compensation expenses. Immediately after the sale of the consulting business, dsIT began a process for refocusing its activities, initiating measures to improve the results from its remaining operations and its liquidity based on these operations. There is no assurance these measures will be successful and we may need to provide supplementary financing, or sell all or part of that business. We believe that unrestricted cash available together with the approximately $0.4 million of restricted cash released in November 2005 and anticipated profits from US operations will provide more than sufficient liquidity to finance DSSI’s activities for the foreseeable future and for the next 12 months in particular.

The proceeds from the transaction will provide more than sufficient liquidity for our activities for the foreseeable future and the next 12 months in particular.

Contractual Obligations and Commitments

Our contractual obligations and commitments at September 30, 2005, excluding certain severance arrangements described below, principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and contractual obligations to our CEO for payments for his post-retirement consulting services to us, are as set forth in the table below.

	Cash Payments Due During Year Ending September 30,
	(amounts in thousands)
Contractual Obligations	Total	2006	2007-2008	2009-2010	2011 and thereafter
Long-term debt	$208	$147	$61	$--	$--
Contingent performance of bank guarantees (1)	410	410	--	--	--
Operating leases	2,142	776	1,073	293	--
Potential severance obligations to Israeli employees (2)	2,871	584	70	29	2,188
Consulting agreement with CEO (3)	1,425	1,425	--	--	--
Purchase commitments	--	--	--	--	--
Other long-term liabilities reflected on the balance sheet in accordance with GAAP	--	--	--	--	--
Total contractual cash obligations	$7,056	$3,342	$1,204	$322	$2,188

We expect to finance these contractual commitments from cash on hand, cash from the sale of dsIT’s outsourcing consulting business and cash generated from operations.

(1) Previously, we accrued a loss for contingent performance of bank guarantees. Our remaining commitment under these guarantees is $0.4 million at September 30, 2005. We have collateralized a portion of these guarantees by means of a deposit of $0.2 million as of September 30, 2005. The obligation is presented as a current liability, though it is uncertain as to when actual payment may be made.

(2) Under Israeli law and labor agreements, dsIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of September 30, 2005, we accrued a total of $2.9 million for potential severance obligations which is included in long term liabilities ($2.3 million) and in other current liabilities ($0.6 million), of which approximately $1.8 million was funded with cash to insurance companies of which $0.4 million is included in other current assets.

(3) Under the terms of his employment agreement with us, as amended, we have an obligation to continue to pay our Chief Executive Officer consulting fees over a seven-year period starting January 1, 2005. As a result, during the coming four years, through 2008, we have to pay our CEO $240,000 per year, equal to 50% of his salary in effect as of December 31, 2003. From 2009 through 2011, we must pay $120,000 per year, equal to 25% of that salary. In addition, we must pay contributions to a non-qualified defined contribution retirement plan equal to 25% of the consulting fee. In accordance with the employment contract, we are obliged to fund amounts payable for the term of the consulting period by the purchase of an annuity or similar investment product at the beginning of the consulting period. The funding of the consulting agreement is reflected in the balance sheet in restricted cash ($0.3 million) and in restricted cash - non-current ($1.1 million).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit incurred to finance our operations in Israel, currently $0.2 million. Additionally, our monetary assets and liabilities (net liability of approximately $0.1 million) in Israel are exposed to fluctuations in exchange rates. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or foreign currency exchange rate exposures.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act’)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at end of the period covered by this report to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Controls and Procedures

There was no change in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II - Other information

Item 1. Legal Proceedings

None

Item 6. Exhibits

4.1
Warrant Certificate of Endan IT Solutions Ltd. (filed as Exhibit 99.2 to the Current Report on Form 8-K, dated August 18, 2005, filed with the U.S. Securities and Exchange Commission on August 24, 2005 (the “August 18, 2004 Form 8-K”), and incorporated herein by reference).

10.1
Share Purchase Agreement by and among Data Systems & Software Inc., Kardan Communication Ltd., Neuwirth Investments Ltd., Meir Givon, dsIT Technologies Ltd. and Taldor Computer Systems (1986) Ltd. dated as of July 27, 2005 (filed as Exhibit 99.1 to the August 18, 2004 Form 8-K, and incorporated herein by reference).

10.2	Unconditional Guaranty of Endan IT Solutions Ltd. dated as of July 26, 2005 (filed as Exhibit 99.3 to the August 18, 2004 Form 8-K, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.

Dated: November 17, 2005	DATA SYSTEMS & SOFTWARE INC.

	By:	/s/ Yacov Kaufman
Yacov Kaufman Vice President and Chief Financial Officer