Form 10-K/A
period 2004-12-31
DATA SYSTEMS & SOFTWARE INC
filed 2006-03-14
CIK 880984

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

Number of shares outstanding of the registrant’s common stock, as of March 28, 2005: 8,116,691.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

This Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is being filed in order to insert a conformed signature that was accidentally omitted from the Report of Independent Auditors included with the Comverge, Inc. and Subsidiaries Consolidated Financial Statements. Other than the insertion of the signature there has been no change to the financial statements previously supplied.

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
Notes to Consolidated Financial Statements

(a)(2) List of Financial Statement Schedules

Separate Financial Statements of 50 Percent or Less Owned Persons:

Consolidated Financial Statements of Comverge, Inc.:

Report of PricewaterhouseCoopers LLP
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004 and 2003
    Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2004 and 2003.
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

10.3	1991 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the 1992 Registration Statement).*
**10.4	1994 Stock Incentive Plan, as amended.*
10.5	1994 Stock Option Plan for Outside Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1995 (the “1995 10-K”)).*
**10.6	1995 Stock Option Plan for Non-management Employees, as amended.
10.7	Agreement dated January 26, 2002, between the Registrant and Bounty Investors LLC (incorporated herein by reference to Exhibit 10.12 to the 2000 10-K).
10.8	Lease Agreement, dated February 5, 2002, between Duke-Weeks Realty Limited Partnership and Comverge, (incorporated herein by reference to Exhibit 10.13 to the 2000 10-K).
10.9
Stock Option Agreements, dated as of October 1, 1999, between Powercom Control Systems Ltd. and George Morgenstern, Yacov Kaufman and Harvey E. Eisenberg (and related promissory notes) (incorporated herein by reference to Exhibit 10.14 to the 2000 10-K).*

10.10
Share Purchase Agreement, dated as of November 29, 2001, by and among the Registrant, Decision Systems Israel Ltd., Endan IT Solutions Ltd., Kardan Communications Ltd., Neuwirth Investments Ltd., Jacob Neuwirth (Noy) and Adv. Yossi Avraham, as Trustee for Meir Givon (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 13, 2001).

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

**10.34	Third Amendment to Employment Agreement, dated as of December 30, 2004, between the Registrant and George Morgenstern.*
**10.35	Form of Stock Option Agreement to employees under the 1994 Stock Incentive Plan.
**10.36	Form of Stock Option Agreement under the 1994 Stock Option Plan for Outside Directors.
**10.37	Form of Stock Option Agreement under the 1995 Stock Option Plan for Nonmanagement Employees.
**10.38	Stock Option Agreement dated as of December 30, 2004 by and between George Morgenstern and the Registrant.*
**10.39	Stock Option Agreement dated as of December 30, 2004 by and between Yacov Kaufman and the Registrant.*
**10.40	Stock Option Agreement dated as of December 30, 2004 by and between Sheldon Krause and the Registrant.*
14.1	Code of Ethics of the Registrant (incorporated herein by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
**21.1	List of subsidiaries.
**23.1	Consent of KPMG LLP.
**23.2	Consent of Kesselman & Kesselman CPA.
**23.3	Consent of PricewaterhouseCoopers LLP.
#31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
* This Exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.
** This Exhibit was previously filed with the Registrants 2004 Annual Report on Form 10-K filed on April 14, 2005.
*** This Exhibit was previously filed with the Registrants Amendment No. 1 on Form 10-K/A filed on May 2, 2005.
#  This Exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on March 10, 2006.

Data Systems & Software Inc.

By:	/s/ Michael Barth
Michael Barth
Chief Financial Officer

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

/s/ PriceWaterhouseCoopers LLP
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