Form 10-K
period 2005-12-31
DATA SYSTEMS & SOFTWARE INC
filed 2006-04-11
CIK 880984

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission file number: 0-19771

DATA SYSTEMS & SOFTWARE INC.
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2786081 (I.R.S. Employer Identification No.)

200 Route 17, Mahwah, New Jersey (Address of principal executive offices)	07430 (Zip Code)

(201) 529-2026
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act . Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.              Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                Accelerated filer  ☐                         Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

As of last day of the second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9.0 million based on the closing sale price on that date as reported on the Over-the-Counter Bulletin Board.

As of March 31, 2006 there were 8,160,024 shares of Common Stock, $0.01 par value per share, outstanding.

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

EasyBillTM and OncoProTM are trademarks of our dsIT Solutions Ltd subsidiary. Maingate® is a registered trademark and PowerCampTM is a trademark of Comverge, Inc.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Through March 2006, we operated in two reportable segments: software consulting and development and computer hardware sales.

•	Software Consulting and Development—Providing consulting and development services for computer software and systems, primarily through our dsIT Solutions Ltd. subsidiary.

•	Computer Hardware Sales—Serving as an authorized dealer and a value-added-reseller (VAR) of computer hardware, through our Databit subsidiary.

In August 2005, we completed the sale of our dsIT Technologies outsourcing consulting business. In the past, these operations accounted for a significant portion of our software consulting and development segment revenues (previous years amounts have been restated to reflect these discontinued operations). In addition, as we no longer have control over our formerly consolidated subsidiary Comverge Inc. (see Note 4 to the Consolidated Financial Statements), effective as of the second quarter of 2003, we account for our investment in Comverge by the equity method and no longer consolidate Comverge's balances and operating activity into our consolidated balance sheets and statements of operations. Comverge’s previously consolidated results comprised our energy intelligence solutions segment.

In March 2006, we completed the sale of our Databit computer hardware sales subsidiary to one of our executive officers. As a result of the sale, we will no longer have activity in our computer hardware segment after the first quarter of 2006. For additional disclosure regarding the sale of Databit and certain related transactions, see Recent Developments.

SALES BY ACTIVITY

The following table shows, for the years indicated, the dollar amount and the percentage of the sales attributable to each of the segments of our operations.

	2003		2004		2005
	Amount	%	Amount	%	Amount	%
Software consulting and development	$4,198	16	$3,300	15	$4,158	19
Computer hardware sales	18,139	67	18,468	85	17,677	81
Energy intelligence solutions	4,700	17	—	—	—	—
Other	39	—	64	—	29	—
Total	$27,076	100	$21,832	100	$21,864	100

SOFTWARE CONSULTING AND DEVELOPMENT

Services

Through our dsIT Solutions Ltd. (“dsIT”) subsidiary, we provide globally oriented solutions in the areas of real-time & embedded systems (“RT”) and information technology (“IT”). In August 2005, we sold our dsIT Technologies Ltd. outsourcing consulting business. In previous years, these operations accounted for approximately two-thirds of the revenues of the software consulting and development segment. The strategic decision to sell this business has allowed us to focus our efforts on our RT and IT solutions business, which we believe, offers greater potential for growth. Since the sale, segment revenues have been generated almost entirely from dsIT’s solutions activities.

dsIT’s RT solutions activities are focused on two areas - naval solutions and other real-time and embedded hardware & software development. Our naval solutions include a full range of sonar and acoustic-related solutions to the commercial, defense and homeland security markets. These solutions include:

•	Diver Detection Sonar (DDS);

•	Mobile Acoustic Range (MAR);

•	Harbor Surveillance System (HSS); and

•	Underwater Acoustic Signal Analysis system (UASA)

Our other real-time and embedded hardware & software development solutions expertise include:

•	Computerized vision for the Semiconductors industry;

•	Modems & data links;

•	Bluetooth solutions;

•	VOIP/ROIP applications;

•	Operation control consoles and HMI applications; and

•	Command & control applications

dsIT’s IT solutions include its OncoPro™ solution for healthcare markets. OncoPro™ is a state of the art chemotherapy package for oncology and hematology departments, based on experience gained in the largest cancer center in Israel. We also offer EasyBillTM, an easy-to-use, end-to-end, modular customer care and billing system designed especially for small and medium-sized enterprises with large and expanding customer bases.

dsIT has initiated discussions for strategic alliances for marketing its sonar technology and OncoPro™ solutions and as well as marketing products for other software developers. We expect some of these discussions to come to fruition during the coming quarters.

During 2003, 2004 and 2005, sales from our RT solutions activities were $3.1 million, $2.0 million and $2.9 million, respectively, accounting for approximately 74%, 60% and 69% of segment sales for 2003, 2004 and 2005, respectively. Sales from our IT solutions activities were $1.1 million, $1.3 million and $1.3 million, respectively, accounting for approximately 26%, 40% and 31% of segment sales for 2003, 2004 and 2005, respectively.

We generally provide our RT and IT solutions on a fixed-price basis. When working on a fixed-price basis, we undertake to deliver software or hardware/software solutions to a customer’s specifications or requirements for a particular project, accounting for these services on the percentage-of-completion method. Since the profit margins on these projects are primarily determined by our success in controlling project costs, the margins on these projects may vary as a result of various factors, including underestimating costs, difficulties associated with implementing new technologies and economic and other changes that may occur during the term of the contract.

Customers and Markets

Israel is the primary area of this segment’s operations, accounting for 98%, 100% and 100% of segment sales in 2003, 2004 and 2005, respectively. We expect this concentration to continue in the future. We have created significant relationships with some of Israel’s largest companies in its defense, electronics and healthcare industries including Israel’s largest HMO. In addition, dsIT is investing considerable effort to penetrate European, Asian and other markets in order to broaden its geographic sales base, particularly with respect to our sonar technology solutions and our OncoPro™ healthcare application. Four customers accounted for 66% (23%, 17%, 15% and 11%, respectively) of segment sales in 2005 (three customers accounted for 60% of segment sales in 2004 (27%, 19% and 13%, respectively)).

Competition

Our software consulting and development activity faces competition from numerous competitors, both large and small, operating in the Israeli and United States markets, some with substantially greater financial and marketing resources. We believe that our wide range of experience and long-term relationships with large corporations as well as the strategic partnerships we are developing will enable us to compete successfully and obtain future business.

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

COMPUTER HARDWARE SALES

Products and Services

On March 10, 2006, we sold our Databit computer hardware sales subsidiary. In the past, Databit provided all the revenue in our computer hardware segment. As a result of the sale, we will no longer have activity in our computer hardware segment after the first quarter of 2006. Through the date of its sale, Databit was engaged in the sale and service of PC-based computer hardware, software, data storage, client/server and networking solutions to large and midsize customers, operating as a value-added-reseller and/or an authorized service provider for equipment and software from such well-known industry leaders as HP/Compaq, IBM, Microsoft, Oracle, 3Com, NEC, Acer, Apple and Dell. Through the operations of the segment, we offered our customers a full range of systems integration services, including design, implementation, hardware and software selection, and implementation of local and wide area networks, as well as maintenance and service to customers under seperate priced and negotiated extended service agreements.

Customers and Markets

Computer hardware segment sales included sales to two major customers, Montefiore Medical Center, a major New York medical center, which accounted for approximately 28%, 40% and 33% of segment sales and 19%, 34%, and 27% of consolidated sales in 2003, 2004 and 2005, respectively, and 67% and 54% of the segment’s receivables and 37% and 34% of consolidated receivables, at the end of 2004 and 2005, respectively, and a large law firm which accounted for approximately 5%, 5% and 22% of segment sales and 3%, 4%, and 18% of consolidated sales in 2003, 2004 and 2005, respectively, and 2% and 6% of the segment’s receivables and 1% and 4% of consolidated receivables, at the end of 2004 and 2005. No other customer accounted for more than 10% of segment sales. Most of our sales are made in the New York City Metropolitan area, with sales in this area accounting for 71%, 75% and 70% of segment revenues in 2003, 2004 and 2005, respectively.

ENERGY INTELLIGENCE SOLUTIONS

Effective as of the second quarter of 2003, as a result of Comverge’s successful placement of private equity, we ceased to own a controlling interest in Comverge. Accordingly, Comverge’s financial results were no longer fully consolidated into our results. However, we continue to own a significant minority interest in Comverge and its financial results are included in our financial statements by utilization of the equity method of accounting. Comverge continues to play a major role in our corporate strategy, and during the periods presented in this Annual Report, Comverge continued to have a material effect on our financial results.

Comverge designs, develops and markets a full spectrum of products, services and turnkey solutions to electric utilities and transmission and distribution companies that provide capacity during periods of peak electricity demand and allow their residential and commercial customers to conserve energy. These Demand Response solutions allow Comverge’s customers to reduce usage or “shed load” during peak usage periods, such as the summer air conditioning season, thereby reducing or eliminating the need to buy costly additional power on the spot market, or invest in new peaking generation capacity. Demand Response solutions are cost-effective and environmentally superior to building new generation capabilities.

In addition to Demand Response solutions, Comverge also offers a combination of intelligent hardware and a suite of software products, which, together or separately, help customers address energy usage issues through data communications and analysis, real-time pricing and integrated billing and reporting. Comverge’s two-way data communications solutions allow utilities to gather, transmit, verify and analyze real-time usage information, and can be used for automated meter reading, support time-of-use metering, theft detection, remote connect/disconnect and other value-added services.

            Comverge’s principal offices are located in East Hanover, New Jersey and Atlanta, Georgia. In addition, Comverge operates satellite offices in Newark, California, Pensacola, Florida and Tel Aviv, Israel.

BACKLOG

As of December 31, 2005, our backlog of work to be completed was $1.8 million, all of which related to our software consulting and development segment. We estimate that we will perform approximately $1.7 million of our backlog work in 2006.

EMPLOYEES

At December 31, 2005, we employed a total of 94 people, including 55 in engineering and technical support, 13 in marketing and sales, and 26 in management, administration and finance. A total of 68 of our employees are based in Israel. Of the 26 employees in the United States, 25 were in our Databit computer hardware sales company (four in engineering and technical support, 12 in marketing and sales, and nine in management, administration and finance), which we sold in March 2006. We consider our relationship with our employees to be satisfactory.

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

SEGMENT INFORMATION

For additional financial information regarding our operating segments, foreign and domestic operations and sales, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to our Consolidated Financial Statements included in this Annual Report.

ITEM 1A.  RISK FACTORS

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

We have a history of operating losses, although these losses and our use of cash to fund our operating activities have decreased over the years. In 2003, 2004 and 2005, we had operating losses of $5.2 million, $2.6 million and $2.2 million, respectively. Cash used in operations in 2003, 2004 and 2005 was $1.0 million, $0.1 million and $1.7 million, respectively.

Although our operating results improved towards the end of 2005, almost achieving breakeven in the fourth quarter of 2005, the balance of cash on hand as of the end of 2005 may not be sufficient to fund our operating activities for the next 12 months, particularly as we expect to require additional resources to fund anticipated growth in our dsIT subsidiary in 2006. In addition, in March 2006, we sold our Databit computer hardware sales company, which in the past, helped to fund our corporate activities in the US. While the sale released previously restricted cash to us to help us finance corporate activities, we have no guarantee that such amounts will be sufficient. However, we continue to consider various restructuring, merger or acquisition and/or additional financing transactions, which would give us additional liquidity. Should we need additional liquidity to finance our US activities and should we be unsuccessful in completing a timely transaction providing the necessary liquidity, we may not have sufficient funds to finance our US activities. In such event, we might need to sell additional assets.

We believe that the balance of cash available after the release of restricted funds subsequent to our sale of Databit, the proceeds of our recently settled lawsuit, lines of credit available to our dsIT subsidiary and expected profits from the operations dsIT should provide sufficient liquidity to fund all our activities for at least the next 12 months in both our US and Israeli operations.

For additional discussion of our liquidity position and factors that may affect our future liquidity, see the discussion under the captions “Recent Developments” and “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Loss of the services of a few key employees could harm our operations.

We depend on our key management, technical employees and sales personnel. The loss of certain managers could diminish our ability to develop and maintain relationships with customers and potential customers. The loss of certain technical personnel could harm our ability to meet development and implementation schedules. The loss of certain sales personnel could have a negative effect on sales to certain current customers. Most of our significant employees are bound by confidentiality and non-competition agreements. We do not maintain a “key man” life insurance policy on any of our executives or employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. If we fail to attract or retain highly qualified technical and managerial personnel in the future, our business could be disrupted.

A failure to integrate our new management may adversely affect us.

We appointed a new chief financial officer and chief accounting officer in December 2005 and recently appointed a new president and chief executive officer. Any failure to effectively integrate our new management and any new management controls, systems and procedures they may implement, could materially adversely affect our business, results of operations and financial condition.

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

Our software consulting and development services segment is currently conducted in Israel. Accordingly, political, economic and military conditions in Israel may directly affect this segment of our business. Any increase in hostilities in the Middle East involving Israel could weaken the Israeli hi-tech market, which may result in a significant deterioration of the results of our Israeli operations. In addition, an increase in hostilities in Israel could cause serious disruption to our Israeli operations if acts associated with such hostilities result in any serious damage to our offices or those of our customers or harm to our personnel.

Many of our employees in Israel are obligated to perform military reserve duty. In the event of severe unrest or other conflict, one or more of our key employees could be required to serve in the military for extended periods of time. In the past, there were numerous call-ups of military reservists to active duty, and it is possible that there will be additional call-ups in the future. Our Israeli operations could be disrupted as a result of such call-ups for military service.

Exchange rate fluctuations could increase the cost of our Israeli operations.

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

In 2005, 17% of the software consulting and development segment’s sales (13% and 11% in 2004 and 2003, respectively) and 8% of its billed receivables and unbilled work-in-process at December 31, 2005 (3% at December 31, 2004) were related to the Clalit Health Fund. The Clalit Health Fund is the largest HMO in Israel and one of the largest in the world. The fund has a history of running at a deficit, which in the past has required numerous cost cutting plans and periodic assistance from the Israeli government. Should the fund have to institute additional cost cutting measures in the future, which may include restructuring of its terms of payment, this could have a material adverse effect on the performance of this segment.

We have sold our outsourcing business, which in the past provided our Israeli operations with a steady cash flow; our Israeli operations may be hindered by future cash flow problems.

In August 2005, we sold our outsourcing business, which in the past provided our Israeli operations with a steady cash flow stream, and, in conjunction with bank lines of credit, helped to finance our Israeli operations. Our present operations, as we are currently structured, places a greater reliance on our meeting project milestones in order to generate cash flow to finance our operations. Should we encounter difficulties in meeting significant project milestones, resulting cash flow difficulties could have a material adverse effect on our operations.

If we are unable to keep pace with rapid technological change, our results of operations, financial condition and cash flows may suffer.

Some of our RT and IT solutions are characterized by rapidly changing technologies and industry standards and technological obsolescence. Our competitiveness and future success depends on our ability to keep pace with changing technologies and industry standards on a timely and cost-effective basis. A fundamental shift in technologies in could have a material adverse effect on our competitive position. Our failure to react to changes in existing technologies could materially delay our development of new products, which could result in technological obsolescence, decreased revenues, and/or a loss of market share to competitors. To the extent that we fail to keep pace with technological change, our revenues and financial condition could be materially adversely affected.

RISKS RELATED TO OUR COMVERGE INVESTMENT

We may need to invest additional funds in Comverge in order to avoid dilution of our holdings.

We currently own approximately 76% of Comverge’s common shares and approximately 7% its preferred shares. Comverge has in the past and may in the future to raise equity by private equity placements. Should Comverge continue to raise funds in this manner, we may have to utilize our limited cash or face dilution of our holdings in Comverge.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Prior to the consummation of the sale of our Databit computer hardware subsidiary, our corporate headquarters and the principal offices for our computer hardware sales segment were located in Mahwah, New Jersey in approximately 5,000 square feet of office space, at a rate of $85,000 per year (plus annual CPI adjustments), under a lease that expires in September 2006. We leased offices of approximately 3,500 square feet in New York City, at a current rate of $120,000 per year, under a lease that expires in November 2008.

As part of the sale of our Databit computer hardware subsidiary, we assigned all of the US leases to Databit and after the first quarter of 2006 will no longer have rental expense for facilities in the US. The landlords of the properties have not yet consented to the assignments and we therefore continue to be contingently liable on these leases. Databit has agreed to indemnify us for any liability in connection with these leases. Under the terms of the sale agreement with Databit, we continue to house certain corporate headquarter functions in Mahwah, New Jersey. Under a transition services arrangement, we have agreed to pay Databit $20,000 per year for the continued use of the Mahwah premises and various administrative services.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the OTC Bulletin Board (“OTCBB”) under the symbol “DSSI”. Prior to January 26, 2005, our Common Stock traded on The Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low reported sales prices per share of our Common Stock on The Nasdaq SmallCap Market and the OTCBB (as applicable).

	High	Low
2004:
First Quarter	4.05	2.76
Second Quarter	3.14	1.43
Third Quarter	1.90	0.64
Fourth Quarter	1.47	0.75

2005:
First Quarter	1.30	0.64
Second Quarter	1.32	0.95
Third Quarter	1.74	1.05
Fourth Quarter	1.80	1.20

As of April 7, 2006, the last reported sales price of our common stock on the OTCBB was $2.59, there were 82 record holders of our common stock and we estimate that there were approximately 1,500 beneficial owners of our common stock.

We paid no dividends in 2004 or 2005 and presently do not intend to pay any dividends in 2006.

The following table provides information about our equity compensation plans as of December 31, 2005, including both stockholder approved plans and non-stockholder approved plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security Holders(1)	325,000	$1.04	70,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	325,000	$1.04	70,000

(1)	Issuable under our 1995 Stock Option Plan for Outside Directors.

Our other option plans have expired and additional grants may not be made under those plans. Our Board of Directors may, however, approve one or more plans or make option grants outside of the framework of any plan.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended December 31, 2003, 2004 and 2005 and consolidated balance sheet data as of December 31, 2004 and 2005 has been derived from our audited Consolidated Financial Statements included in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 2001 and 2002 and the selected consolidated balance sheet data as of December 31, 2001, 2002 and 2003 has been derived from our unaudited consolidated financial statements not included herein.

This data should be read in conjunction with our Consolidated Financial Statements and related notes included herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Statement of Operations Data:
	For the Years Ended December 31,
	2001** (unaudited)	2002** (unaudited)	2003*	2004*	2005
	(in thousands, except per share data)
Sales	$39,146	$46,900	$27,076	$21,832	$21,864
Cost of sales	32,212	36,351	21,909	17,215	17,446
Gross profit	6,934	10,549	5,167	4,617	4,418
Research and development expenses	2,284	1,526	153	30	53
Selling, marketing, general and administrative expenses	15,349	16,398	10,259	7,137	6,543
Impairment of goodwill and investment	227	90	—	—	—
Gain on issuance of shares in subsidiary	397	—	—	—	—
Operating loss	(10,529)	(7,465)	(5,245)	(2,550)	(2,178)
Interest income	1,086	229	46	31	29
Interest expense	(357)	(1,001)	(738)	(118)	(99)
Other income (loss), net	(55)	12	(322)	240	6
Loss from operations before taxes on income	(9,745)	(8,225)	(6,259)	(2,397)	(2,242)
Taxes on income	(37)	(35)	(40)	31	(38)
Loss from operations of the Company and its consolidated subsidiaries	(9,782)	(8,190)	(6,219)	(2,428)	(2,204)
Share of losses in Comverge	—	—	(1,752)	(1,242)	(380)
Gain on sale of shares in Comverge	—	—	—	705	—
Minority interests, net of tax	—	880	264	(90)	(73)
Loss from continuing operations	(9,782)	(7,310)	(7,707)	(3,055)	(2,657)
Gain on sale of discontinued operations, net of income taxes	—	—	—	—	541
Income (loss) from discontinued operations, net of income taxes	(13)	(834)	1,425	1,883	798
Net loss	$(9,795)	$(8,144)	$(6,282)	$(1,172)	$(1,318)
Basic and diluted net income (loss) per share:
Loss from continuing operations	$(1.41)	$(1.00)	$(1.00)	$(0.38)	$(0.32)
Discontinued operations	(0.00)	(0.11)	0.19	0.23	0.16
Net loss per share (basic and diluted)	$(1.41)	$(1.11)	$(0.81)	$(0.15)	$(0.16)
Weighted average number of shares outstanding - basic and diluted	6,970	7,349	7,738	7,976	8,117

* Results have been restated for the discontinued operations of our Israel based consulting business, which was sold in August 2005.

** The selected consolidated statements of operations data for the years ended December 31, 2001 and 2002 have been restated for the discontinued operations of our Israel and US-based consulting business and are unaudited.

Selected Consolidated Balance Sheet Data:

	As of December 31,
	2001 (unaudited)	2002 (unaudited)	2003 (unaudited)	2004	2005
	(in thousands)
Working capital	$6,809	2,845	$729	$874	$1,458
Total assets	39,244	33,347	17,784	17,025	10,173
Short-term and long-term debt	8,681	10,033	2,259	1,396	365
Minority interests	2,530	1,609	1,367	1,471	—
Total shareholders’ equity	14,362	7,128	3,200	2,125	820

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Sale of Databit and Related Transactions; Appointment of New CEO

On March 10, 2006 we entered into a Stock Purchase Agreement dated as of March 9, 2006 (the "SPA"), for the sale of all the outstanding capital stock of Databit to Shlomie Morgenstern, President of Databit and a Vice President of the Company. The transactions contemplated under the SPA, and the related transactions to which we, Shlomie Morgenstern and our CEO George Morgenstern were party to, were consummated on March 10, 2006 and included the following:

•
Termination of the Employment Agreement dated August 19, 2004 among Shlomie Morgenstern, Databit and us and our release from any and all liability including the waiver by Shlomie Morgenstern of any and all severance or change of control payments to which he would have been entitled.

•
Amendment of the option and restricted stock agreements between us and Shlomie Morgenstern to provide for acceleration of any unvested grants on the closing of the transactions and for all options to be exercisable through 18 months from the closing.

•
The assignment to and assumption by Databit of our obligations to George Morgenstern under the Employment Agreement between the Company and George Morgenstern dated January 1, 1997, as amended (the "GM Employment Agreement") upon the following terms:

(i)   Reduction of the amounts owed to George Morgenstern under the GM Employment Agreement by the lump sum payment payment of $600,000 and a release by George Morgenstern releasing us from any and all liability and obligations to him under the GM Employment Agreement.

(ii)   The amendment of the option agreement with George Morgenstern dated December 30, 2004 to provide for the acceleration of the 60,000 options that are not currently vested and the extension of the exercise period for all options held by him to the later of (i) September 2009 and (ii) 18 months after the cessation of his services as a director or as a consultant under the new consulting agreement described below.

(iii)  The amendment of the Restricted Stock Agreement dated August 31, 1998 between George Morgenstern and us to provide for the removal of any vesting conditions from the 20,000 shares still subject to such conditions.

•
The assumption by Databit of our obligations under leases for the premises in New York City and Mahwah, New Jersey, which provide for aggregate rents of approximately $450,000 over the next three years.

•
A new consulting agreement between George Morgenstern and us for a period of two years, pursuant to which George Morgenstern would serve as a consultant to us, primarily to assist in the management of our dsIT subsidiary. The agreement provides for de minimus compensation per year plus a non-accountable expense allowance of $65,000 per year to cover expected costs of travel and other expenses.

As a result of the transaction and the above mentioned amendments to various restricted stock and options agreements, we expect to record a loss of approximately $2.1 million in the first quarter of 2006.

Concurrent with the sale of Databit, George Morgenstern ceased to serve as our President and CEO but will continue to serve as a member of the Board of Directors and as Chairman of the Board. Shlomie Morgenstern also ceased to serve as Vice President--Operations and will no longer act as an officer or director. In addition, John A. Moore was appointed President and CEO as well as one of our directors.

Settlement of Litigation

In March 2006, we reached a settlement agreement with an Israeli bank with respect to our claims against the bank and the bank’s counterclaim against us. As part of the settlement agreement, the bank will return to us approximately $94,000 plus interest and CPI adjustments of attorney fees and court costs we had previously paid. As a result of the settlement agreement, the accrued loss for contingent performance of bank guarantees of $410,000 will be reversed and the $247,000 collateralized portion of these guarantees (shown as restricted cash at December 31, 2005) will no longer be restricted. We expect to record income of approximately $330,000 in the first quarter of 2006 as a result of the settlement agreement.

Option Grants

On March 27, 2006, the Board of Directors of the Company approved the following option grants, upon the following terms, to John A. Moore:

(a)	an option for the purchase of 200,000 shares of Common Stock at an exercise price of $2.00 per share, vesting on September 30, 2006 and expiring on March 31, 2011; and

(b)
an option to purchase 200,000 shares of Common Stock at an exercise price of $2.25 per share, vesting on March 30, 2009 and expiring on March 31, 2011; subject to accelerated vesting as to (i) 100,000 shares of Common Stock upon the Company’s having raised $1 million in gross proceeds from the sale of its equity and (ii) 100,000 shares of Common Stock upon the Common’s Common Stock achieving a five-day average closing market price of $5.00 or greater per share.

All of the above options granted to Mr. Moore are subject to acceleration upon (in addition to those events specified with respect to the option in (b) above) the termination of Mr. Moore’s employment by the Registrant without Cause, a Change of Control of the Registrant, or the termination by Mr. Moore of his employment with the Registrant for Good Reason (as such terms are defined in such option agreements between Mr. Moore and the Registrant).

On March 27, 2006, the Board of Directors also approved the grant of an option to purchase 25,000 shares of Common Stock at an exercise price of $2.65 per share, to each of the following non-management directors: Elihu Levine, Shane Yurman, and Samuel M. Zentman. These options shall vest on the date of the next held annual meeting and expire upon the earlier of (i) March 30, 2011 or (ii) 18 months from the date on which the grantee ceases to be a director.

In addition, the Board of Directors of the Registrant approved the modification of all outstanding options to purchase Common Stock issued under the Registrant’s 1994 Stock Option Plan for Outside Directors held by Mr. Levine, Mr. Yurman, and Dr. Zentman, to permit their exercise until 18 months after the grantee ceases service as a director.

Additional Investment in Comverge

In March 2006, Comverge had an additional round of private equity financing. As a result of the most recent financing round, in which we participated at a cost of $210,000, we currently own approximately 7% of Comverge’s preferred shares and 76% of its common shares, representing approximately 25% of its total equity.

OVERVIEW AND TREND INFORMATION

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in “Item 1. Business-Risk Factors Which May Affect Future Results.”

We operate in two reportable segments: software consulting and development, and computer hardware sales. Until March 31, 2003, we included the results of Comverge in our energy intelligence solutions segment. Since March 31, 2003, we no longer consolidate the results of Comverge (see Note 3 to our Consolidated Financial Statements included in this report) and therefore no longer include their results in our segment reporting. As we have sold our outsourcing consulting business in August 2005, the information provided below does not include the results from those activities as they have been reclassified and consolidated on one line as net income from discontinued operations, after tax.

In March 2006, we sold our Databit computer hardware sales company to Shlomie Morgenstern, President of Databit and our Vice President, in exchange for the release of DSSI from obligations relating to our former CEO’s consulting agreement and various lease obligations. As part of the agreement, we agreed to pay our former CEO $600,000 at closing and pay certain costs for Databit. In addition, cash, which had previously been restricted with respect to our former CEO’s employment agreement, will no longer be restricted (net of transaction costs and the $600,000 payment to our former CEO). As a result of the transaction, we expect to record a loss of approximately $2.1 million in the first quarter of 2006. Subsequent to the first quarter of 2006, we will no longer have any activity in our computer hardware segment.

The following analysis should be read together with the segment information provided in Note 16 to our Consolidated Financial Statements included in this report.

Software Consulting and Development

Segment revenues increased by $0.7 million or 16% in 2005 as compared to 2004. The increase came from our RT services ($0.5 million from Naval solutions and $0.2 million from embedded hardware and software development) with revenues from our IT solutions remaining stable. Within our IT solutions, the revenues from our OncoPro™ solutions increased in 2005 by $0.3 million. This was offset by a $0.3 million decrease in revenues from our EasyBill™ billing system. Segment gross profits also increased in 2005 as compared to 2004 by $0.4 million or 36%. Segment gross profit percentage continued to increase (from 25% in 2004 to 29% in 2005) as we continue to improve our cost structure, though a portion of the improvement was the result of a non-recurring license sale, which increased our gross profit and gross profit percentage by $145,000 and 2%, respectively.

Our projected growth in sales in 2006 is expected to come primarily from our Naval solutions products with slight increases in our OncoPro™ solutions being offset by slight decreases in embedded hardware and software development and EasyBill™ billing system. Due to the sale of our outsourcing business in August 2005, our segment overhead currently is a heavier burden to the segment and we must generate a higher level of sales to reach profitability. We anticipate our sales to increase throughout 2006, with the segment reaching profitability towards the end of the year.

dsIT has been successful in bidding (together with our former Databit subsidiary) for certain combined hardware/software solutions for the Israeli Ministry of Defense (MoD). Despite our recent sale of Databit, we expect this cooperation to continue to produce increased revenues in 2006.

Computer Hardware Sales

Sales in 2005 were lower than in 2004, and combined with a reduced gross profit margin caused gross profit to decrease by more than 15%. The segment’s dependency on sales to one particular customer has decreased to a certain extent, however during 2005 we remained heavily dependent on two particular customers while we continued to invest significant efforts to diversify our sales base.

In March 2006, we sold our Databit computer hardware sales company and after the first quarter of 2006, will no longer have any further activity in this segment.

Energy Intelligence Solutions

We continue to account for Comverge on the equity method; however since our losses to date exceed our investment, Comverge’s losses no longer affect our consolidated results.

Through January 2006, Comverge has continued to strengthen its strategic alliances and broadened the spectrum of solutions offered, while continuing to perform under its Virtual Peaking CapacityTM (“VPC”) contracts. Comverge has recently increased its VPC programs to more than 225 Megawatts under contract.

Comverge has also recently announced that its Maingate® C&I gateway technology and PowerCAMP software suite were selected by American Electric Power (AEP) to provide a full scale digital cellular AMR solution for AEP’s over 15,000 commercial and industrial sites. Maingate® C&I is currently in use at utilities across the US and provides access to robust meter data in real-time. Available in external box and underglass designs, Maingate® C&I offers utilities both retrofit and drop in replacement solutions designed to lower recurring communications costs and increase data read reliability. The PowerCAMP suite enables AEP to collect data and automatically integrate this data with existing billing and CRM tools.

Comverge’s continued marketing, installation and development of products require significant financial resources. To the extent required, it intends to utilize and further increase its bank credit lines and seek additional investor financing. In February 2006, Comverge completed a Series C Preferred Stock financing round, raising approximately $5.2 million. This brought the total capital raised by Comverge from 2003 to 2005 to approximately $37 million. The investing group supporting Comverge includes, in addition to us, Air Products and Chemicals, Easton Hunt Capital Partners, Rockport Capital Partners, Nth Power Management, EnerTech Capital, Norsk Hydro Technology Ventures, and Ridgewood Capital. As a result of the most recent financing round, in which we participated at a cost of $210,000, we currently own approximately 7% of Comverge’s preferred shares and 76% of its common shares, representing approximately 25% of its total equity.

Corporate

In March 2006, we appointed John Moore as our President and CEO to succeed George Morgenstern, our founder and President and CEO since 1986. Mr. Morgenstern will continue to serve on the board of directors and as Chairman of the Board focusing on efforts to grow our projects and solutions activities in Israel. As a result of the sale of our US operating activities and the assignment of the employment agreement with our former CEO and lease agreements for our US properties, we expect corporate expenses to be reduced.

For disclosure regarding our recently announced agreement for the sale of our Databit computer hardware sales company, see “Recent Developments” above.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following discussion of critical accounting policies represents our attempt to report on those accounting policies, which we believe are critical to our consolidated financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result.

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

Investments in associated companies are accounted for by the equity method. Our Comverge investment is comprised of both common and preferred stock. As of December 31, 2005 the balance of our investment was a net liability of $1.8 million comprised of our negative investment in common shares of $1.8 million and our investment in preferred shares of $3.6 million which we have written down to zero value as a result of accumulated equity losses against our preferred investment. We currently no longer record equity losses in Comverge. Should we begin to record equity income on our investment in Comverge, we would record that equity income to our preferred investment up to our original $3.6 million preferred share investment in Comverge, and thereafter to our investment in Comverge’s common shares, of which we currently own approximately 76%. As at December 31, 2005, we have a provision for unrecognized losses in Comverge of $64,000. As at December 31, 2005, we will record equity income from our preferred investment in Comverge, if and when Comverge records net income in excess of approximately $924,000.

Revenue Recognition

Revenue from time-and-materials service contracts, maintenance agreements and other services is recognized as services are provided.

Revenues from the sale of software licenses are recognized when a license agreement exists, delivery has occurred, the license fee is fixed or determinable, and collectibility is reasonably assured. Such sales of software licenses are incidental to the sale of our hardware products. We also provide integration and maintenance services along with our computer hardware sales. These integration and maintenance services are subject to an agreement separate from our hardware sales. Integration services, when provided, are based on hourly rates commensurate with market rates. Revenue from these services is recognized at the time the service is provided.

Maintenance and subscription contracts are sold separately and are priced based upon predetermined price lists. Maintenance and subscription revenue is recognized ratably over the contract period (generally 12 to 24 months).

Revenues from the sale of products (primarily hardware which generally includes pre-loaded off-the-shelf software) are recognized when the products are shipped provided that appropriate signed documentation of the arrangement, such as a signed contract, purchase order or letter of agreement, has been received, the fee is fixed or determinable and collectibility is reasonably assured. The software included in the sale of these products is incidental to the sale of the hardware products.

Revenue from drop-shipments of third-party hardware and software sales are recognized upon delivery, and recorded at the gross amount when a majority of the following factors exist:

•	when we are responsible for fulfillment of the customer order

•	when we have latitude in pricing

•	when we have discretion in the selection of the supplier

•	when we customize the product to the customer’s specifications

•	when we have credit risk from the customer

In 2005, we derived $3.2 million of revenues from fixed-price contracts, all of which are attributable to our software and consulting development segment, representing approximately 14% of consolidated sales in 2005 ($2.8 million and 13%, and $3.2 million and 12%, in 2004 and 2003, respectively), which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized for a particular period, using the percentage-of-completion method as costs (primarily direct labor) are incurred, with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and consulting margins may be significantly and negatively affected and losses on existing contracts may need to be recognized. Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations.

Foreign Currency Transactions

The currency of the primary economic environment in which our corporate headquarters and our U.S. subsidiaries operate is the United States dollar (“dollar”). Accordingly, the Company and all of its U.S. subsidiaries use the dollar as their functional currency.

Our dsIT Israeli subsidiary accounts for approximately 21% of our net revenues for the year ended December 31, 2005 (16% for the year ended December 31, 2004), and 45% of our assets and 42% of our total liabilities as of December 31, 2005 (71% of our assets and 39% of our total liabilities as of December 31, 2004). dsIT’s functional currency is the New Israeli Shekel (“NIS”) and its financial statements have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the exchange rate at date of transaction. In 2003 the resulting translation adjustments were not reported, as they were immaterial. All exchange gains and losses denominated in non-functional currencies are reflected in other income (loss), net in the consolidated statement of operations when they arise.

Income Taxes

We have a history of unprofitable operations due to losses incurred in a number of our operations. These losses generated sizeable state, federal and foreign tax net operating loss (“NOL”) carryforwards, which as of December 31, 2005 were approximately $11.9 million, $9.7 million and $0.9 million, respectively.

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

Stock-based Compensation

In December 2002, the FASB issued SFAS No.148--Accounting for Stock-Based Compensation--Transition and Disclosure (“FAS 148”). This statement amends SFAS No. 123--Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price. In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“FAS”) No. 123, “Share-Based Payment” (“FAS 123R”), which addresses the accounting for share-based payment transactions in which we obtain employee services in exchange for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. For us, this statement will be effective as of January 1, 2006 and we expect to apply the modified prospective application transition method, as permitted by the statement. We estimate that the cumulative effect of adopting FAS 123R as of January 1, 2006, our adoption date, based on the awards outstanding as of December 31, 2005, will be immaterial. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to December 31, 2005.

We account for stock-based compensation issued to non-employees on a fair value basis in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services” and related interpretations. We use the Black-Scholes valuation method to estimate the fair value of warrants.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statement of operations data as a percentage of our total sales:

	Year Ended December 31,
	2001 (unaudited)	2002 (unaudited)	2003	2004	2005
Sales	100%	100%	100%	100%	100%
Cost of sales	82	78	81	79	80
Gross profit	18	22	19	21	20
Research and development expenses	6	3	1	—	—
Selling, marketing, general and administrative expenses	39	35	38	33	30
Impairment of goodwill and investment	1	—	—	—	—
Gain on issuance of shares in subsidiary	1	—	—	—	—
Operating loss	(27)	(16)	(19)	(12)	(10)
Interest income (expense), net	2	(2)	(3)	—	—
Other income (loss), net	—	—	(1)	1	—
Loss from operations before taxes on income	(25)	(18)	(23)	(11)	(10)
Taxes on income	—	—	—	—	—
Loss from operations of the Company and its consolidated subsidiaries	(25)	(17)	(23)	(11)	(10)
Share of losses in Comverge	—	—	(6)	(6)	(2)
Gain on sale of shares in Comverge	—	—	—	3	—
Minority interests, net of tax	—	2	1	—	—
Loss from continuing operations	(25)	(16)	(28)	(14)	(12)
Income (loss) from discontinued operations, net of income taxes	—	(2)	5	9	4
Gain on sale of discontinued operations, net of income taxes	—	—	—	—	2
Net loss	(25)%	(17)%	(23)%	(5)%	(6)%

The following table sets forth certain information with respect to revenues and profits of our reportable business segments for the years ended December 31, 2003, 2004 and 2005, including the percentages of revenues attributable to such segments. Until March 31, 2003, we included the results of Comverge in our energy intelligence solutions segment. Since March 31, 2003, we no longer consolidate the results of Comverge and no longer include their results in our segment reporting (see Note 4 to our consolidated financial statements). Segment information excludes the discontinued results of our US based consulting activities, which were discontinued in 2004, and our Israel based outsourcing activities, which were discontinued in 2005 (see Note 3 to our consolidated financial statements). The column marked “Other” aggregates information relating to miscellaneous operating segments, which may be combined for reporting under applicable accounting principles.

	Software Consulting and Development	Energy Intelligence Solutions	Computer Hardware	Other	Total
	(dollars in thousands)
Year ended December 31, 2005:
Revenues from external customers	$4,158	$—	$17,677	$29	$21,864
Percentage of total revenues from external customers	19%	—	81%	—	100%
Gross profit	1,213	—	3,176	29	4,418
Segment income (loss) before income taxes	(850)	—	45	19	(786)
Year ended December 31, 2004:
Revenues from external customers	$3,300	$—	$18,468	$64	$21,832
Percentage of total revenues from external customers	15%	—	85%	—	100%
Gross profit	809	—	3,744	64	4,617
Segment income (loss) before income taxes	(1,461)	—	19	38	(1,404)
Year ended December 31, 2003:
Revenues from external customers	$4,199	$4,700	$18,139	$39	$27,076
Percentage of total revenues from external customers	16%	17%	67%	—	100%
Gross profit	690	1,313	3,125	39	5,167
Segment loss before income taxes	(1,990)	(1,422)	(191)	(17)	(3,620)

2005 COMPARED TO 2004

Sales. The marginal increase in sales in 2005, as compared to 2004, was due to an increase in sales in our software consulting and development segment offset by a corresponding decrease in sales in our computer hardware segment.

Gross profit. The decrease in gross profit in 2005, as compared to 2004, was entirely attributable to a decrease in gross profits in our computer hardware segment of $0.6 million. This decrease was partially offset by an increase in gross profit in our software consulting and development segment of $0.4 million. In the software consulting and development segment, the gross profit margin increased to 29%, from 25% in 2004, whereas in the computer hardware sales segment, gross profit margin decreased to 18%, from 20% in 2004. The decreased gross profit margin in our computer hardware segment more than offset the increase in our software consulting and development gross profit margin.

Selling, marketing, general and administrative expenses (“SMG&A”). The decrease in SMG&A in 2005, as compared to 2004, was primarily due to a decrease in corporate professional fees, as well as compensation expense in the computer hardware segment.

Interest income (expense), net. The decrease in net finance expenses is attributable to the continued reduction of our outstanding balances of bank debt.

Other income, net. During the second quarter of 2004, we received a decision from the Israeli Supreme Court in our dispute with an Israeli bank. In its decision, the Court reversed the district court’s award for costs in favor of the bank for which we had previously accrued. The courts also remanded to the district court our claims against the bank for a determination as to the amount of damages. As a result of the decision we recorded other income of approximately $0.2 million in 2004.

Taxes on Income. The change in income tax expense in 2005 as compared to 2004 was primarily due to a one-time expense due to the reorganization of business at dsIT, as a result of which, previously recognized foreign income tax assets were expensed. Those expenses were offset by a tax benefit recorded from the sale of our dsIT Technologies subsidiary.

Share of Losses in Comverge. Our share of Comverge's $6.4 million and $9.3 million of net losses in 2005 and 2004, respectively, was $0.4 million and $1.2 million, respectively. The reduction in our share of losses in 2005 is attributable to our no longer recording equity losses in Comverge, as our preferred stock investment has been reduced to zero.

Gain on sale of discontinued operations, net of tax. In August 2005, we sold our Israeli outsourcing consulting business for approximately $3.7 million, resulting in a gain of $0.5 million.

Minority interests. Minority interests reflect the minority interests in income generated by our former dsIT Technologies subsidiary.

Net income from discontinued operations, net of tax. In August 2005, we sold our Israel based consulting business. As a result, net income from discontinued operations, net of income taxes for those operations have been restated for 2004. The decrease in net income from discontinued operations, net of tax is due to 2005 results reflected results for a seven and a half month period as compared to 2004 which reflects an entire year’s results.

2004 COMPARED TO 2003

Sales. The decrease in sales in 2004, as compared to 2003, was due almost entirely to the inclusion of Comverge's sales of $4.7 million in the first quarter of 2003; commencing the second quarter of 2003, we no longer consolidated Comverge's operations. Sales in our consolidated segments decreased with the decrease in our software consulting and development segment offsetting the increase in our computer hardware segment sales.

Gross profit. The decrease in gross profits in 2004, as compared to 2003, was entirely attributable to the inclusion of Comverge's gross profit of $1.3 million in the first quarter of 2003. This decrease was net of an increase in gross profit in both of our consolidated segments, as a result of improved gross profit margins. In the software consulting and development segment the gross profit margin increased to 25%, from 16% in 2003, and in the computer hardware sales segment, gross profit margin increased to 20%, from 17% in 2003. The improved gross profit margins in our consolidated segments offset more than one-half of the detraction of Comverge’s gross profit.

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

Interest income (expense), net. The decrease in net finance expenses is attributable in part to completing the accretion of discounts and the amortization of related costs in connection with convertible debt and warrants in the first few months of 2003, which accounted for almost one-half of these expenses in 2003. Finance expense has also decreased as a result of the continued reduction in Israel of our outstanding balances of bank debt as well as reductions in interest rates throughout 2003 and 2004.

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

Discontinued operations. In August 2005, we sold our Israel based outsourcing consulting business. As a result, income from discontinued operations, net of income taxes for those operations have been restated for 2003 and 2004 ($1.7 million and $1.4 million, respectively). The decrease in net income from our discontinued outsourcing consulting business was due primarily to decreasing revenues. In addition, since the latter part of 2003, we have not recorded revenues from our US based consulting business. During the second quarter of 2004, we decided to discontinue our efforts to reestablish this business as it was previously conducted. As a result, in 2004 we recorded income from discontinued operations of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had working capital of $1.5 million, including $0.9 million in unrestricted cash and cash equivalents. Net cash of $0.2 million was provided during 2005. Net cash of $1.7 million was used in operating activities during 2005. The net loss for the year ended December 31, 2005 of $1.3 million, was due primarily to corporate expenses of $1.5 million, net losses of $0.9 million from the continuing operations of the software consulting and development segment and losses from our investment in Comverge of $0.4 million. These losses were partially offset by the gain of $0.5 million on the sale of our outsourcing consulting business and net income from those discontinued operations of $0.8 million. Our use of cash of $1.7 million in operating activities during 2005 was primarily due to the aforementioned gain of $0.9 million and to reductions in accounts payable and other liabilities in excess of collections of trade accounts receivables, unbilled work-in-process and other assets of $0.3 million, net. Net cash of $2.2 million provided by investing activities was primarily from the net result of the cash provided by the sale of dsIT of $3.4 million less increases in restricted cash of $1.3 million. Net cash of $0.2 million used in financing activities was primarily for payment of long-term debt of $0.5 million net of short-term borrowings of $0.2 million, net.

Our working capital of $1.5 million at December 31, 2005, included working capital of $0.7 million in our dsIT subsidiary. Due to Israeli tax and company law constraints and dsIT’s own cash flow requirements, working capital and cash flows from dsIT's operations are not readily available to finance US based activities. As if December 31, 2005, dsIT was utilizing approximately $0.1 million of its approximately $0.3 million lines of credit. dsIT's lines of credit are denominated in NIS and bear a weighted average interest rate of the Israeli prime rate plus 2.5% per annum. The Israeli prime rate fluctuates and as of December 31, 2005 was approximately 6.0%.

In August 2005, we consummated the sale of the outsourcing consulting business of our dsIT Technologies subsidiary receiving at closing approximately $3.1 million as our share of the gross proceeds paid at closing. We also received an additional $0.4 million of restricted cash in connection with the sale, which was released in November 2005. Following the sale, in accordance with the provisions of the employment agreement with our then CEO, we set aside $1.4 million to secure payments to be made under this agreement.

Immediately after the sale of the consulting business, dsIT Solutions began to refocus its activities, initiating measures to improve the results from its remaining operations and its liquidity based on these operations. We believe that dsIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months. This is based on continued utilization of its lines of credit and expected improved operating results stemming from anticipated growth in sales. However, there is no assurance the measures taken by will be successful and we may need to provide supplementary financing, or sell all or part of that business.

As described above under Recent Developments, in March 2006, we sold our Databit computer hardware sales subsidiary. In connection with the transaction, we paid our then CEO $0.6 million and our remaining obligations under the employment agreement with him were assigned to and assumed by Databit. The balance of the cash previously restricted was released from any restriction. In addition, as described above under Recent Developments, we recently settled a litigation with an Israeli bank which resulted in the release of approximately $250,000 of previously restricted cash.

The unrestricted cash balance in our US operations as of the end of 2005 was $832,000, and as of March 31, 2006 was $677,000. Management currently projects significantly reduced corporate expenses for the next 12 months. We believe that the unrestricted cash available will provide more than sufficient liquidity to finance DSSI’s activities for the foreseeable future and for the next 12 months in particular.

There is no assurance that we will be able to reduce our corporate expenses to the projected levels. Management has formulated contingency plans, which include various financing options, including the possible sale of shares in DSSI, to provide additional liquidity to finance our US operations. There is no assurance that we will be able to raise additional funds on a timely basis and on acceptable terms.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of December 31, 2005.

As noted above, in March 2006, we sold our Databit computer hardware sales subsidiary and entered into related transactions which resulted in certain payments to our then CEO and the release of DSSI from obligations relating to our former CEO’s consulting agreement and various lease obligations. As a result of the sale, the information included in the table below related to future cash payments due under our agreement with our then CEO and under our leases which were assigned as part of the transaction, includes payments which we are not, or may not, be obligated to make.

As noted above, in March 2006, we reached a settlement agreement with an Israeli bank with respect to our litigation. As a result of the settlement agreement, the accrued loss for contingent performance of bank guarantees of $410,000 will be reversed in the first quarter of 2006 and we will have no obligation to make any payments under these bank guarantees.

	Ending December 31,
	(in thousands)
Cash Payments due to Contractual Obligations	Total	2006	2007- 2008	2009- 2010	2011 and thereafter
Long-term debt	191	149	34	8	—
Contingent performance of bank guarantees (1)	410	410	—	—	—
Operating leases	1,933	728	1,007	198	—
Potential severance obligations to Israeli employees (2)	2,540	277	—	—	2,263
Consulting agreement with CEO (3)	1,350	300	600	300	150
Purchase commitments	—	—	—	—	—
Total contractual cash obligations	$6,424	$1,864	$1,641	$506	$2,413

We expect to finance these contractual commitments in 2005 from cash currently on hand and cash generated from operations.

(1) Previously, we accrued a loss for contingent performance of bank guarantees, the balance of which was $0.4 million at December 31, 2005, included in other current liabilities. A portion of these guarantees was collateralized by means of a deposit of $0.2 million as of December 31, 2005. As a result of the abovementioned settlement agreement, we no longer have this liability contractual obligation.

(2) Under Israeli law and labor agreements, dsIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of December 31, 2005, we accrued a total of $2.6 million for potential severance obligations ($0.3 million in other current liabilities and $2.3 million in long term liabilities) of which approximately $1.7 million was funded with cash to insurance companies ($0.3 million in other current assets and $1.4 million in non-current assets).

(3) Under the terms of his employment agreement with us, as amended, we had an obligation to continue to pay our former Chief Executive Officer consulting fees over a seven-year period starting January 1, 2005. As described above , in connection with our sale of our Databit computer hardware sales company, made a cash payment of $600,000 to our then CEO and were released from any further obligations under this agreement.

Certain Information Concerning Off-Balance Sheet Arrangements.

Our Israeli subsidiary provided various performance, advance and tender guarantees as required in the normal course of its operations. As of December 31, 2005, such guarantees totaled approximately $0.1 million and are due to expire through November 2006.

We had certain obligations to pay consulting fees to our former CEO over the next seven years as described above in Note 3 to the table included under Contractual Obligations and Commitments. As described above, as a result of the recently announced sale of our Databit computer hardware sales company, and upon the payment of $600,000 to our former CEO, the employment agreement with our former CEO has been terminated.

Under the employment agreement with our then Vice President who served as the Chief Executive Officer of Databit, we had certain obligations to him if his employment agreement was not renewed after the initial term and certain additional obligations if it was terminated by us other than for cause and certain other circumstances. As a result of the recently announced sale of Databit, this agreement has been terminated and we were released from all obligations without payment of any of the additional considerations discussed above.

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

The dollar cost of our operations in Israel may be adversely affected in the future by a revaluation of the NIS in relation to the dollar, should it be significantly different from the rate of inflation. In 2005 the depreciation of the NIS against the dollar was 6.8%, whereas in 2004 the appreciation of the NIS against the dollar was 1.6%. Inflation in Israel was 2.4% in 2005 and 1.2% during 2004. During the first two months of 2006, the NIS was devalued against the dollar by 2.2% and inflation during this period was 0.3%.

As of December 31, 2005, virtually all of our monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS. In the event that in the future we have material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

SUMMARY QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain of our unaudited quarterly consolidated financial information for the years ended December 31, 2004 and 2005. This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto.

	2004				2005
	First Quarter*	Second Quarter*	Third Quarter*	Fourth Quarter*	First Quarter*	Second Quarter*	Third Quarter*	Fourth Quarter
	(in thousands, except per share amounts)
Sales	$5,040	$5,363	$5,507	$5,922	$6,340	$5,014	$5,273	$5,237
Cost of sales	4,022	4,188	4,527	4,478	4,998	4,034	4,300	4,114
Gross profit	1,018	1,175	980	1,444	1,342	980	973	1,123
Research and development expenses	—	—	—	30	9	17	16	11
Selling, marketing, general and administrative expenses	1,764	1,457	2,112	1,804	1,858	1,676	1,764	1,245
Operating income (loss)	(746)	(282)	(1,132)	(390)	(525)	(713)	(807)	(133)
Interest income (expense), net	(32)	(7)	(25)	(23)	(22)	(28)	(21)	1
Other income (loss), net	83	193	6	(42)	10	51	(23)	(32)
Income (loss) before taxes on income	(695)	(96)	(1,151)	(455)	(537)	(690)	(851)	(164)
Taxes on income	(12)	(21)	30	34	13	(4)	(42)	(5)
Loss from operations of the Company and its consolidated subsidiaries	(683)	(75)	(1,181)	(489)	(550)	(686)	(809)	(159)
Minority interests, net of tax	(15)	(33)	(11)	(31)	(42)	(17)	(14)	—
Gain on sale of shares in Comverge	—	—	705	—	—	—	—	—
Share of loss in Comverge	(353)	(331)	(382)	(176)	(201)	(179)	—	—
Net loss from continuing operations	(1,051)	(439)	(869)	(696)	(793)	(882)	(823)	(159)
Gain on sale of discontinued operations, net of tax	—	—	—	—	—	—	542	(1)
Net income (loss) from discontinued operations, net of tax	456	646	397	384	354	310	154	(20)
Net income (loss)	$(595)	$207	$(472)	$(312)	$(439)	$(572)	$(127)	$(180)
Basic and diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.14)	$(0.05)	$(0.11)	$(0.09)	$(0.09)	$(0.11)	$(0.14)	$(0.02)
Discontinued operations	0.06	0.08	0.05	0.05	0.04	0.04	0.12	—
Net income (loss) per share	$(0.08)	$0.03	$(0.06)	$(0.04)	$(0.05)	$(0.07)	$(0.02)	$(0.02)
Weighted average number of shares outstanding - basic	7,920	7,922	7,936	8,117	8,117	8,117	8,117	8,117
Weighted average number of shares outstanding - diluted	7,920	7,964	7,936	8,117	8,117	8,117	8,117	8,117

* Results have been restated for the discontinued operations of our Israel based consulting business which was sold in August 2005.

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

Foreign Currency Risk

The translation of the balance sheets of our Israeli operations from NIS into U.S. dollars is sensitive to changes in foreign currency exchange rates. These translation gains or losses are recorded either as cumulative translation adjustments (“CTA) within stockholders’ equity, or foreign exchange gains or losses in the statement of operations. In 2005 the NIS weakened in relation to the U.S. dollar by 6.8%. To test the sensitivity of these operations to fluctuations in the exchange rate, the hypothetical change in CTA and foreign exchange gains and losses is calculated by multiplying the net assets of these non-U.S. operations by a 10% change in the currency exchange rates.

As of December 31, 2005, a 10% unfavorable change in the exchange rate of the U.S. dollar against the NIS would have increased stockholders’ equity by approximately $114,000 (arising from a CTA adjustment of approximately $45,000 net exchange gains of approximately $159,000). These hypothetical changes are based on increasing the December 31, 2005 exchange rates by 10%.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, short and long-term bank deposits, and trade receivables. The counterparty to a majority of our cash equivalent deposits as well as our short and long-term bank deposits is a major financial institution of high credit standing. We do not believe there is significant risk of non-performance by this counterparty. Approximately 34% of the trade accounts receivable at December 31, 2005 was due from a U.S. customer that pays its trade receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the large number of entities comprising our customer base.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Furnished at the end of this report commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as required to allow timely decisions regarding required disclosure.

Changes in Controls and Procedures

There have been no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the date of our most recent evaluation.

ITEM 9B.  OTHER INFORMATION

The following is being disclosed pursuant to Item 1.01 of Form 8-K (Entry into Material Definitive Agreement).

In March 2006, we reached a settlement agreement with an Israeli bank with respect to our claims against the bank and the bank’s counterclaim against us. As part of the settlement agreement, the bank will return to us approximately $94,000 plus interest and CPI adjustments of attorney fees and court costs we had previously paid. As a result of the settlement agreement, the accrued loss for contingent performance of bank guarantees of $410,000 will be reversed and the $247,000 collateralized portion of these guarantees (shown as restricted cash at December 31, 2005) will no longer be restricted. We expect to record income of approximately $330,000 in the first quarter of 2006 as a result of the settlement agreement.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to each of our directors and nominees for director and the information relating to our executive officers will appear under the captions “Election of Directors - Certain Information Regarding Directors and Officers” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), and is hereby incorporated by reference.

The information required by this Item pursuant to Item 401(h) and 401(i) of Regulation S-K relating to an audit committee financial expert and identification of the Audit Committee of our Board of Directors will appear under the heading “Corporate Governance” in the 2006 Proxy Statement, and is hereby incorporated by reference.

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions. Our code of ethics is being filed with this Annual Report as an exhibit hereto.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to compensation of directors and executive officers will appear under the captions “Executive and Director Compensation - Compensation of Directors”, “Executive and Director Compensation - Compensation Committee Interlocks and Insider Participation”, “Executive and Director Compensation - Employment Arrangements”, “Executive and Director Compensation - Executive Compensation” and “Compensation Report of the Board of Directors” in the 2006 Proxy Statement, and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership will appear under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement, and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and transactions will appear under the caption “Executive and Director Compensation - Certain Related Party Transactions” in the 2006 Proxy Statement, and is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to principal accountant fees and services and audit committee pre-approval policies and procedures will appear under the caption “Principal Accountant Fees and Services” in the 2006 Proxy Statement, and is hereby incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements of the Registrant

The consolidated financial statements of the Registrant and the report thereon of the Registrant’s Independent Registered Public Accounting
Firm are included in this Annual Report beginning on page F-1.

Report of Kesselman & Kesselman
Consolidated Balance Sheets as of December 31, 2004 and 2005
Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003,
2004 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005
Notes to Consolidated Financial Statements

(a)(2) List of Financial Statement Schedules

Financial Statement Schedules:

The financial statement schedule of the Registrant and the report thereon of the Registrant’s Independent Registered Public Accounting Firm are
included in this Annual Report beginning on page S-1.

Schedule II - Valuation and Qualifying Accounts

Separate Financial Statements of 50 Percent or Less Owned Persons:

The consolidated financial statements of Comverge, Inc. and the report thereon of Comverge’s Independent Registered Public Accounting Firm
are included in this Annual Report beginning on page C-1.

Consolidated Financial Statements of Comverge, Inc.:

Report of PricewaterhouseCoopers LLP
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004
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

10.3	1991 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the 1992 Registration Statement).*

10.4	1994 Stock Incentive Plan, as amended. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004(the “2004 10-K”)).*

10.5	1994 Stock Option Plan for Outside Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1995 (the “1995 10-K”)).*

10.6	1995 Stock Option Plan for Non-management Employees, as amended (incorporated herein by reference to Exhibit 10.6 to the 2004 10-K).*

10.7	Agreement dated January 26, 2002, between the Registrant and Bounty Investors LLC (incorporated herein by reference to Exhibit 10.12 to the 2000 10-K).

10.8	Lease Agreement, dated February 5, 2002, between Duke-Weeks Realty Limited Partnership and Comverge, (incorporated herein by reference to Exhibit 10.13 to the 2000 10-K).

10.9
Share Purchase Agreement, dated as of November 29, 2001, by and among the Registrant, Decision Systems Israel Ltd., Endan IT Solutions Ltd., Kardan Communications Ltd., Neuwirth Investments Ltd., Jacob Neuwirth (Noy) and Adv. Yossi Avraham, as Trustee for Meir Givon (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 13, 2001).

10.10
Registration Rights Agreement, dated as of December 13, 2002, by and among the Registrant, Kardan Communications Ltd. and Adv. Yossi Avraham, as Trustee for Meir Givon (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 13, 2002).

10.11
First Amendment to Employment Agreement, dated as of May 17, 2002, by and between the Registrant and George Morgenstern (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.*

10.12
Agreement, dated as of February 25, 2003, between the Registrant and J.P. Turner & Company, L.L.C. (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”).

10.13
Second Amendment to Employment Agreement, dated as of March 12, 2002, between the Registrant and George Morgenstern (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*

10.14
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

10.16
Investors’ Rights Agreement, dated as of April 7, 2003, by and among Comverge, the Registrant and the investors and Comverge management named therein (incorporated herein by reference to Exhibit 10.30 to the 2002 10-K).

10.17
Co-Sale and First Refusal Agreement, dated as of April 7, 2003, by and among Comverge, the Registrant and the investors and stockholders named therein (incorporated herein by reference to Exhibit 10.31 to the 2002 10-K).

10.18	Voting Agreement, dated as of April 7, 2003, by and among Comverge, the Registrant and the other investors named therein (incorporated herein by reference to Exhibit 10.32 to the 2002 10-K).

10.19	Letter Agreement, dated as of April 1, 2003, by and between the Registrant and Laurus (incorporated herein by reference to Exhibit 10.33 to the 2002 10-K).

10.20
Employment Agreement dated as of August 19, 2004 and effective as of January 1, 2004 by and between the Registrant and Shlomie Morgenstern (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.21
Restricted Stock Award Agreement dated as of August 19, 2004, by and between the Registrant and Shlomie Morgenstern (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.22
Stock Option Agreement dated as of August 19, 2004, by and between Shlomie Morgenstern and the Registrant (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.23
Second Amended and Restated Co-Sale And First Refusal Agreement dated as of October 26, 2004, by and among Comverge, Inc., the Registrant and other persons party thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.24
Third Amendment to Employment Agreement, dated as of December 30, 2004, between the Registrant and George Morgenstern(incorporated herein by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).*

10.25	Form of Stock Option Agreement to employees under the 1994 Stock Incentive Plan(incorporated herein by reference to Exhibit 10.35 of the 2004 10-K).

10.26	Form of Stock Option Agreement under the 1994 Stock Option Plan for Outside Directors (incorporated herein by reference to Exhibit 10.36 of the 2004 10-K).

10.27	Form of Stock Option Agreement under the 1995 Stock Option Plan for Nonmanagement Employees (incorporated herein by reference to Exhibit 10.37 of the 2004 10-K).

10.28	Stock Option Agreement dated as of December 30, 2004 by and between George Morgenstern and the Registrant (incorporated herein by reference to Exhibit 10.38 of the 2004 10-K).*

10.29	Stock Option Agreement dated as of December 30, 2004 by and between Yacov Kaufman and the Registrant (incorporated herein by reference to Exhibit 10.39 of the 2004 10-K).*

10.30	Stock Option Agreement dated as of December 30, 2004 by and between Sheldon Krause and the Registrant (incorporated herein by reference to Exhibit 10.35 of the 2004 10-K).*

10.31
Stock Purchase Agreement dated as of March 9, 2006 by and between Shlomie Morgenstern, Databit Inc., and Data Systems & Software Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2006 (the “2006 8-K”)).

10.32
Termination and Release Agreement dated as of March 9, 2006 by and between Shlomie Morgenstern and Data Systems and Software Inc. (incorporated herein by reference to Exhibit A to Exhibit 10.1 to the 2006 8-K).*

10.33
Amendment Agreement to GM Employment Agreement dated as of March 9, 2006 by and between George Morgenstern and Data Systems & Software Inc. (incorporated herein by reference to Exhibit B to Exhibit 10.1 to the 2006 8-K).*

10.34
Amendment Agreement to Purchaser Option Agreements and Restricted Stock Award Agreement dated as of March 9, 2006 by and between Shlomie Morgenstern and Data System’s and Software Inc. (incorporated herein by reference to Exhibit C to Exhibit 10.1 to the 2006 8-K).*

10.35
Amendment Agreement to GM Option Agreements and Restricted Stock Agreement dated as of March 9, 2006 by and between George Morgenstern and Data System’s & Software Inc. (incorporated herein by reference to Exhibit D to Exhibit 10.1 to the 2006 8-K).*

10.36	Consulting Agreement dated as of March 9, 2006 by and between George Morgenstern and Data Systems & Software Inc. (incorporated by reference to Exhibit E to Exhibit 10.1 to the 2006 8-K).*

10.37	Form of Consent Agreement (incorporated herein by reference to Exhibit F to Exhibit 10.1 to the 2006 8-K.).

14.1	Code of Ethics of the Registrant (incorporated herein by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

#21.1	List of subsidiaries.

#23.1	Consent of Kesselman & Kesselman CPA.

#23.2	Consent of PricewaterhouseCoopers LLP.

#31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.
#	This Exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on April 11, 2006.

Data Systems & Software Inc.

By:	/s/ John A. Moore
John A. Moore
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Moore
John A. Moore	President; Chief Executive Officer; and Director	April 11, 2006
/s/ George Morgenstern
George Morgenstern	Chairman of the Board and Director	April 11, 2006
/s/ Michael Barth
Michael Barth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 11, 2006
/s/ Shane Yurman
Shane Yurman	Director, Chairman of the Audit Committee	April 11, 2006
/s/ Elihu Levine
Elihu Levine	Director, Member of the Audit Committee	April 11, 2006
/s/ Samuel Zentman
Samuel Zentman	Director, Member of the Audit Committee	April 11, 2006

DATA SYSTEMS & SOFTWARE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF DATA SYSTEMS & SOFTWARE INC.:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Data Systems & Software Inc.

We have audited the consolidated balance sheets of Data Systems & Software Inc. (the “Company”) and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2005 and 2004 and the results of their operations and of their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

April 11, 2006

/s/ Kesselman & Kesselman
Certified Public Accountants
A member of PricewaterhouseCoopers International Limited
Tel-Aviv, Israel

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS	As of December 31,
	2004	2005
Current assets:
Cash and cash equivalents	$685	$913
Short-term bank deposits	72	—
Restricted cash	354	247
Restricted cash (under agreement with a related party)	—	300
Accounts receivable, net	6,069	4,096
Unbilled work-in-process	533	348
Inventory	61	25
Other current assets	540	709
Total current assets	8,314	6,638
Property and equipment, net	649	500
Other assets	737	334
Funds in respect of employee termination benefits	2,836	1,441
Restricted cash - non-current (under agreement with a related party)	—	1,050
Goodwill	4,408	129
Other intangible assets, net	81	81
Total assets	$17,025	$10,173
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term bank credit	$729	$130
Current maturities of long-term debt	466	160
Trade accounts payable	2,283	1,950
Accrued payroll, payroll taxes and social benefits	1,735	740
Other current liabilities	2,227	2,200
Total current liabilities	7,440	5,180
Long-term liabilities:
Investment in Comverge, net	1,444	1,824
Long-term debt	201	75
Liability for employee termination benefits	4,279	2,264
Other liabilities	65	10
Total long-term liabilities	5,989	4,173
Commitments and contingencies (Note 12)
Minority interests	1,471	—
Shareholders’ equity:
Common stock - $0.01 par value per share:
Authorized - 20,000,000 shares; Issued -8,937,395 shares At December 31, 2004 and 2005	88	88
Additional paid-in capital	39,733	40,011
Warrants	461	183
Deferred stock-based compensation	(59)	(36)
Accumulated deficit	(34,290)	(35,608)
Treasury stock, at cost - 820,704 shares for December 31, 2004 and 2005	(3,791)	(3,791)
Accumulated other comprehensive loss	(17)	(27)
Total shareholders’ equity	2,125	820
Total liabilities and shareholders’ equity	$17,025	$10,173

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	Year Ended December 31,
	2003	2004	2005
Sales:
Products	$22,006	$18,034	$17,471
Projects	5,070	3,798	4,239
Other	—	—	154
Total sales	27,076	21,832	21,864
Cost of sales:
Products	18,201	14,609	14,397
Projects	3,708	2,606	2,929
Other	—	—	120
Total cost of sales	21,909	17,215	17,446
Gross profit	5,167	4,617	4,418
Operating expenses:
Research and development expenses, net	153	30	53
Selling, marketing, general and administrative expenses	10,259	7,137	6,543
Total operating expenses	10,412	7,167	6,596
Operating loss	(5,245)	(2,550)	(2,178)
Interest income	46	31	29
Interest expense	(738)	(118)	(99)
Other income (expense), net	(322)	240	6
Loss before taxes on income	(6,259)	(2,397)	(2,242)
Taxes on income	(40)	31	(38)
Loss from operations of the Company and its consolidated subsidiaries	(6,219)	(2,428)	(2,204)
Share in losses of Comverge	(1,752)	(1,242)	(380)
Gain on sale of shares in Comverge	—	705	—
Minority interests	264	(90)	(73)
Net loss from continuing operations	(7,707)	(3,055)	(2,657)
Gain on sale of discontinued operations, net of tax	—	—	541
Net income from discontinued operations, net of tax	1,425	1,883	798
Net loss	$(6,282)	$(1,172)	$(1,318)

Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(1.00)	$(0.38)	$(0.32)
Discontinued operations	0.19	0.23	0.16
Net loss per share	$(0.81)	$(0.15)	$(0.16)
Weighted average number of shares outstanding - basic and diluted	7,738	7,976	8,117

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Stock-Based Deferred Compensation	Accumulated Deficit	Treasury Stock	Shareholder’s Note	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2002	8,162	$82	$37,687	$364	$(7)	$(26,787)	$(3,913)	$(298)	$—	$7,128

Net loss	—	—	—	—	—	(6,282)	—	—	—	(6,282)
Amortization of stock-based deferred compensation	—	—	—	—	7	—	—	—	—	7
Issuance of restricted shares as compensation	50	*	50	—	—	—	—	—	—	50
Exercise of options	2	*	(25)	—	—	—	41	—	—	16
Issuance of shares in lieu of debt repayment	127	1	239	—	—	—	—	—	—	240
Conversion of line of credit, net of professional fees	400	4	559	—	—	—	—	—	—	563
Issuance of warrants for professional services	—	—	—	97	—	—	—	—	—	97
Purchase of treasury shares	—	—	—	—	—	—	(2)	—	—	(2)
Write off of stockholder’s note	—	—	—	—	—	—	—	298	—	298
Equity from issuance of shares by Comverge	—	—	1,085	—	—	—	—	—	—	1,085
Balances as of December 31, 2003	8,741	$87	$39,595	$461	$—	$(33,069)	$(3,874)	$—	$—	$3,200

Net loss	—	—	—	—	—	(1,172)	—	—	—	(1,172)
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	—	—	(17)	(17)
Comprehensive loss										(1,189)

Issuance of restricted shares as compensation	195	1	70	—	—	—	—	—	—	71
Exercise of options	1	*	—	—	—	(49)	83	—	—	34
Issuance of stock-based deferred compensation	—	—	68	—	(68)	—	—	—	—	—
Amortization of stock-based deferred compensation	—	—	—	—	9	—	—	—	—	9
Balances as of December 31, 2004	8,937	$88	$39,733	$461	$(59)	$(34,290)	$(3,791)	$—	$(17)	$2,125

Net loss	—	—	—	—	—	(1,318)	—	—	—	(1,318)
Differences from translation of subsidiaries’ financial statements associated with sale of dsIT Technologies	—	—	—	—	—	—	—	—	22	22
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	—	—	(32)	(32)
Comprehensive loss										(1,328)

Amortization of stock-based deferred compensation	—	—	—	—	23	—	—	—	—	23
Expiration of warrants	—	—	278	(278)	—	—	—	—	—	—
Balances as of December 31, 2005	8,937	$88	$40,011	$183	$(36)	$(35,608)	$(3,791)	$—	$(27)	$820

* Less than $1
The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	2003	2004	2005
Cash flows used in operating activities:
Net loss	$(6,282)	$(1,172)	$(1,318)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A) activities--see Schedule A	5,332	1,081	(431)
Net cash used in operating activities	(950)	(91)	(1,749)
Cash flows provided by investing activities:
Withdrawal of long-term deposit	5,700	—	—
Investment in short-term bank deposits	—	(72)	—
Maturity of short-term bank deposits	—	—	72
Amounts funded for employee termination benefits	(474)	(495)	(558)
Utilization of employee termination benefits	235	38	687
Acquisitions of property and equipment	(231)	(94)	(240)
Acquisitions of intangibles	—	—	(36)
Proceeds from the sale of Comverge shares	—	975	—
Proceeds from the sale of property and equipment	16	65	152
Restricted cash (under agreement to a related party)	—	—	(1,350)
Restricted cash	21	(3)	(3)
Business dispositions - see Schedule C	(3,644)	—	3,431
Net cash provided by investing activities	1,623	414	2,155

Cash flows provided by (used in) financing activities:
Purchase of treasury stock	(2)	—	—
Issuance of subsidiary shares to minority interests	22	—	—
Proceeds from employee stock option exercises	16	34	—
Proceeds from note payable to a related party	—	—	425
Repayment of note payable to a related party	—	—	(425)
Short-term bank credit, net	(881)	(239)	182
Proceeds from borrowings of long-term debt	835	—	90
Repayments of long-term debt	(600)	(646)	(450)
Net cash used in financing activities	(610)	(851)	(178)
Net increase (decrease) in cash and cash equivalents	63	(528)	228
Cash and cash equivalents at beginning of year	1,150	1,213	685
Cash and cash equivalents at end of year	$1,213	$685	$913
Supplemental cash flow information:
Cash paid during the year for:
Interest	$328	$151	$144
Income taxes	$136	$90	$52

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	2003	2004	2005
A. Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization.	$527	$227	$254
Change in minority interests activities--see Schedule A	(264)	90	73
Share in losses of Comverge Products	1,752	1,242	380
Change in deferred taxes	(98)	24	(81)
Increase (decrease) in liability for employee termination benefits	739	558	(277)
Gain on sale of Comverge shares	—	(705)	—
Gain on sale of dsIT Technologies Ltd.	—	—	(541)
Loss on write-off of stockholder’s note	298	—	—
Gain on sale of property and equipment, net	(47)	(2)	(6)
Stock and stock option compensation	57	80	23
Accretion of discount on convertible debt and amortization of related costs	500	—	—
Other	70	21	(71)
Changes in operating assets and liabilities:
Decrease in accounts receivable, unbilled work-in- process, other current assets and other assets	3,108	424	1,210
Decrease in inventory	293	27	36
Decrease in accounts payable, other current liabilities and other liabilities	(1,603)	(483)	(1,431)
Decrease in the liabilities of US based consulting business	—	(422)	—
	$5,332	$1,081	$(431)

B. Non-cash investing and financing activities:
Issuance of common stock in lieu of debt repayment	$803
Increase in investment in Comverge from issuance of preferred and common stock credited to additional paid-in capital	$1,085
Accrued expenses incurred in investment of Comverge	$200
Issuance of subsidiary shares to minority interest in lieu of balance due		$22
Increase in goodwill from sale of dsIT Technologies			$79

C. Net cash provided by the sale of dsIT Technologies.:
Current assets			$1,152
Non-current assets			1,114
Goodwill disposed			4,358
Differences from translation of dsIT Technologies financial statements			22
Goodwill acquired			(79)
Short-term debt			(781)
Current liabilities			(256)
Other liabilities			(1,461)
Minority interests			(1,552)
Gain on sale of dsIT Technologies Ltd.			541
Deferred taxes on gain on sale of dsIT Technologies Ltd.			373
			$3,431

Net cash used in the disposition of Comverge:
Current assets	$4,634
Property, equipment and other assets	1,190
Goodwill	499
Intangibles	214
Short-term debt	(3,880)
Current liabilities	(2,340)
Other liabilities	(517)
Cash investment in Comverge	(3,444)
	$(3,644)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—NATURE OF OPERATIONS

(a) Description of Business

Data Systems & Software Inc., a Delaware corporation (“DSSI”), through its subsidiaries (collectively, the “Company”) and its equity investment in Comverge Inc. (“Comverge”), (i) provides software consulting and development services (ii) is an authorized dealer and a value-added-reseller of computer hardware, and (iii) provides energy intelligence solutions for utilities and energy companies (through Comverge, whose results were consolidated up to March 31, 2003 (see Note 4)). The Company’s operations are based in the United States and in Israel. DSSI’s shares are traded on the OTC Bulletin Board. In June 2005, the Company’s Israeli operations were reorganized with all project activities being conducted through its dsIT Solutions Ltd. subsidiary and all outsourcing consulting services being conducted through its dsIT Technologies Ltd. subsidiary. In August 2005, dsIT Technologies and its associated outsourcing consulting activities was sold by the Company and the other shareholders of dsIT Technologies (see Note 3). On March 10, 2006, the Company sold its Databit Inc. subsidiary which comprises the entire computer hardware segment (see Note 18(a)).

(b) Financing of Operations

The working capital of $1,458 at December 31, 2005, included working capital of $664 in the Company’s Israeli subsidiary (dsIT Solutions). Due to Israeli tax and company law constraints and dsIT Solutions’ own cash flow requirements, working capital and cash flows from dsIT Solutions are not readily available to finance US based activities.

dsIT Solutions was utilizing approximately $130 of its approximately $335 lines of credit as of December 31, 2005. dsIT Solutions’ lines of credit are denominated in NIS and bear a weighted average interest rate of the Israeli prime rate plus 2.5% per annum. The Israeli prime rate fluctuates and as of December 31, 2005 was approximately 6.0%.

The Company intends to fund its US activities with the cash available, including from the sale of Databit and restricted funds released as a result of the Databit sales transaction (see Note 18(a)). The Company continues to consider additional financing transactions. Should the Company need additional liquidity to finance its US activities and should it be unsuccessful in completing a timely transaction providing the necessary liquidity, it may not have sufficient funds to finance its US activities.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Functional Currency and Foreign Currency Transactions

The currency of the primary economic environment in which the operations of DSSI and its US subsidiaries are conducted is the United States dollar (“dollar”). Accordingly, the Company and all of its US subsidiaries use the dollar as their functional currency. The financial statements of the Company’s Israeli subsidiary whose functional currency is the New Israeli Shekel (“NIS”) have been translated in accordance with Statement of Financial Accounting Standards (“SFAS”) 52 of the Financial Accounting Standards Board of the United States (“FASB”) assets and liabilities are translated at year-end exchange rates, while operating results items are translated at the exchange rate in effect on the date of the transaction. Differences resulting from translation are presented in shareholders’ equity as accumulated other comprehensive loss. All exchange gains and losses denominated in non-functional currencies are reflected in other income (loss), net, in the consolidated statement of operations when they arise.

Principles of Consolidation and Presentation

The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. Minority interests in net losses are limited to the extent of their equity capital. Losses in excess of minority interest equity capital are charged against the Company.

Cash Equivalents

The Company considers all highly liquid investments, which include short-term bank deposits (up to three months from date of deposit) that are not restricted as to withdrawal or use, to be cash equivalents.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method for merchandise inventory and parts and supplies. Inventory is primarily comprised of merchandise inventory.

Investment in Associated Companies

An associated company is a company over which significant influence is exercised. The Company’s investment in Comverge is comprised of investment in common and preferred shares. The Company considers Comverge preferred shares to be in-substance common stock as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-14 “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence Through Other Means”. Thus, since March 31, 2003, the entire investment in Comverge is accounted for by the equity method.

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

The costs of software licenses are presented at estimated fair value at acquisition date. These costs are amortized on a straight-line basis over the term of the license or estimated useful life of the software licenses, generally five years.

Impairment of Long-Lived Assets

Under SFAS No. 144, long-lived assets including certain intangible assets are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Treasury Stock

Company shares held by the Company are presented as a reduction of shareholders’ equity, at their cost to the Company. Losses, from the reissuance of treasury stock are reflected in accumulated deficit.

Revenue Recognition

Revenues from time-and-materials service contracts, maintenance agreements and other services are recognized as services are provided.

In accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition”, revenues from fixed-price contracts which require significant production, modification and/or customization to customer specifications are recognized using the percentage-of-completion method in conformity with Accounting Research Bulletin (“ARB”) No. 45 “Long-Term Construction-Type Contracts” and SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The percentage-of-completion is determined based on labor hours incurred. Percentage-of-completion estimates are reviewed periodically, and any adjustments required are reflected in the period when such estimates are revised. Losses on contracts, if any, are recognized in the period in which the loss is determined.

Unbilled work-in-process represents revenues, primarily from fixed price projects, that have not been invoiced to the customer as of the end of the period. Such amounts are generally billed upon the completion of a project milestone.

Revenues from the sale of software licenses are recognized when a license agreement exists, delivery has occurred, the license fee is fixed or determinable, and collectibility is reasonably assured. Such sales of software licenses are incidental to the Company’s sale of hardware products. The Company also provides integration and maintenance services along with its computer hardware sales. These integration and maintenance services are subject to an agreement separate from the Company’s sale of its primary hardware sales. Integration services, when provided, are based on hourly rates commensurate with market rates. Revenue from these services is recognized at the time the service is provided.

Maintenance and subscription contracts are sold separately and are priced based upon predetermined price lists. Maintenance and subscription revenue is recognized ratably over the contract period (generally 12 to 24 months).

Revenues from the sale of products (primarily hardware which generally includes pre-loaded off-the-shelf software) are recognized when the products are shipped provided that appropriate signed documentation of the arrangement, such as a signed contract, purchase order or letter of agreement, has been received, the fee is fixed or determinable and collectibility is reasonably assured. The software included in the sale of these products is incidental to the sale of the hardware products.

In accordance with EITF Issue No. 99-19 “Recording Revenue Gross as a Principal Versus Net as an Agent”, revenue from drop-shipments of third-party hardware and software sales are recognized upon delivery, and recorded at the gross amount when the Company is responsible for fulfillment of the customer order, has latitude in pricing, has discretion in the selection of the supplier, customizes the product to the customer’s specifications and has credit risk from the customer.

Shipping and Handling of Products

Amounts billed to customers for shipping and handling of products are included in net sales and were approximately $373, $452 and $392 for the years ended December 31, 2003, 2004 and 2005, respectively. Costs incurred related to shipping and handling of products are included in cost of goods sold.

Warranty Provision

The Company grants its customers one-year product warranty. No provision was made in respect of warranties based on the Company’s previous history.

Concentration of Credit Risk - Allowance for Doubtful Accounts

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The counter-party to a majority of the Company’s cash equivalent deposits as well as its short-term bank deposits is a major financial institution of high credit standing. The Company does not believe there is significant risk of non-performance by the counterparty. Approximately 34% and 37% of the trade accounts receivable at December 31, 2005 and 2004, respectively, were due from a US customer that pays its trade receivables over usual credit periods (as to revenues from such customer - see Note 16(d)). Credit risk with respect to the balance of trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base.

An appropriate allowance for doubtful accounts is included in respect of specific debts of which collection is in doubt. The Company performs ongoing credit evaluations of its customers and does not require collateral.

Research and Development Expenses

Research and development costs consisting primarily of labor and related costs are charged to operations as incurred. Participation by third parties in the Company’s research and development costs are netted against costs incurred.

Advertising Expenses

Advertising expenses are charged to operations as incurred. Advertising expense was $30, $14 and $43 for the years ended December 31, 2003, 2004 and 2005, respectively.

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

Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates of awards, consistent with the method prescribed in SFAS No. 123, the Company’s net loss and loss per share would have been as in the pro forma amounts indicated below:

	Year Ended December 31,
	2003	2004	2005
Net loss as reported	$(6,282)	$(1,172)	$(1,318)
Plus: Stock-based employee compensation expense included in reported net income	57	80	23
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	502	188	387
Pro forma net loss	$(6,727)	$(1,280)	$(1,682)
Basic and diluted net income (loss) per share - as reported:
From continuing operations	$(1.00)	$(0.35)	$(0.32)
From discontinued operations	0.19	0.20	0.16
Basic and diluted	$(0.81)	$(0.15)	$(0.16)
Basic and diluted net income (loss) per share -pro forma:
From continuing operations	$(1.06)	$(0.36)	$(0.37)
From discontinued operations	0.19	0.20	0.16
Basic and diluted	$(0.87)	$(0.16)	$(0.21)

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

Restricted stock awards are subject to risk of forfeiture and vesting conditions. Typically the vesting occurs over a prescribed period of time and requires continued service and employment by the recipient. Restricted stock is valued at fair market value at the date of the grant and is amortized over the vesting period.

Deferred Income Taxes

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants or conversion of convertible securities. However, the dilutive effects of stock options, warrants and convertible securities are excluded from the computation of diluted net loss per share if doing so would be antidilutive. The number of options and warrants that were excluded from the computation of basic and diluted net loss per share, as they had an antidilutive effect, were approximately 1,743,000, 2,155,000 and 1,765,000 for the years ending December 31, 2003, 2004 and 2005, respectively.

Comprehensive Loss

The components of the Company’s comprehensive loss for the period presented are net loss and differences from the translation of subsidiaries’ financial statements.

Recently Issued Accounting Principles

On June 7, 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not expect that the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued FAS No. 151, “Inventory Costs - an Amendment of ARB 43, Chapter 4” (“SFAS 151”). SFAS 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (January 1, 2006 for the Company). The Company does not expect this statement to have a material effect on the Company’s financial statements or its results of operations.

In December 2004, FASB issued the revised SFAS No. 123, “Share-Based Payment” (“SFAS No. 123R”), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for employee share-based payment transactions using APB No. 25, and requires instead that such transactions be accounted for using the grant-date fair value based method. SFAS No. 123R provided for an effective date as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (July 1, 2005 for the Company). Early adoption of SFAS No. 123R is encouraged.

 On April 15, 2005, the SEC approved a new rule, under which SFAS No. 123R is effective for public companies at the beginning of their next fiscal year that begins after June 15, 2005 (January 1, 2006 for the Company). SFAS No. 123R applies to all awards granted or modified after the effective date of SFAS No. 123R. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date of SFAS No. 123R shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro forma disclosure under SFAS No. 123.

 The Company estimates that the cumulative effect of adopting SFAS No. 123R as of its adoption date (January 1, 2006), based on the awards outstanding as of December 31, 2005, immaterial. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur after December 31, 2005. Upon adoption of SFAS No. 123R, the Company will apply the modified prospective application transition method, as permitted by SFAS No. 123R. Under such transition method, upon the adoption of SFAS No. 123R, the Company’s financial statements for periods prior to the effective date of SFAS No. 123R will not be restated. The impact in the 2006 fiscal year and beyond will depend upon various factors, among them the Company’s future compensation strategy. At December 31,2005, unamortized compensation expense related to outstanding unvested options, as determined in accordance with SFAS 123(R), that the company expects to record during fiscal 2006 was approximately $122 before taxation and any adjustment for forfeitures.

 In March 2005, the SEC issued Staff Accounting Bulletin 107, “Shared-Based Payment” (“SAB 107”), which offers guidance on SFAS No. 123R. SAB 107 was issued to assist companies by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. The Company will apply the principles of SAB 107 in conjunction with the Company’s adoption of SFAS No. 123R.

  In February 2006, the FASB issued SFAS No.155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140." This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided that no interim period financial statements have bee issued for the financial year. Management expects that the adoption of SFAS 155 will have no material effect on the Company's financial statements or its results of operations.

Reclassifications

Certain reclassifications have been made to the Company’s prior years’ consolidated financial statements to conform to the current year’s consolidated financial statement presentation.

NOTE 3—DISCONTINUED OPERATIONS

(a) dsIT Technologies Ltd.

In August 2005, the Company completed the sale of its 68% owned dsIT Technologies subsidiary and its associated outsourcing consulting business. The operations that were sold are comprised of dsIT Technologies’ business of providing computer software and systems professionals on a time and materials basis to clients in Israel. In connection with the transaction, the Company increased its holdings in dsIT Solutions to 80%. Total proceeds of the transaction were approximately $3,661 (not including transaction costs of approximately $230). As a result of the transaction, the Company recorded a gain from the sale of discontinued operations of $541, net of taxes of $373. As part of the transaction, goodwill of $4,358 (net of associated cumulative translation adjustment of $22) associated with dsIT Technologies was allocated to the discontinued component based on the fair value of dsIT Technologies and dsIT Solutions. Together with the transaction, the Company issued to the purchaser a warrant to purchase 10% of dsIT Solutions for $200. The fair value of the warrant was estimated using the Black-Scholes model to be of an immaterial amount. Although the Company continues to provide certain professional time and materials services to clients in Israel on a limited basis, these continuing activities are limited to existing customers and are not material. Therefore, the classification of dsIT Technologies as a discontinued operation under SFAS No. 144 is appropriate.

Profit and loss of the discontinued operations associated with Technologies were as follows:
	Year ended December 31,
	2003	2004	2005*
Sales	$7,958	$8,281	$5,636
Cost of sales	6,067	6,372	4,440
Gross profit	1,891	1,909	1,196
Operating income	1,652	1,677	1,001
Interest expense, net	35	54	59
Net income from discontinued operations, net of income taxes	$1,425	$1,535	$798

* Includes the results of operations up to August 18, 2005.

Assets and liabilities of the discontinued operation were as follows:
	As at December 31,
	2004	2005
Cash and cash equivalents	$2	$—
Restricted cash	$113	$—
Accounts receivable and unbilled work-in-process, net	$1,504	$—
Other current assets	$118	$—
Funds in respect of employee termination benefits	$1,056	$—
Other assets	$103	$—
Goodwill	$4,358	$—
Short-term bank credit	$170	$—
Accrued payroll, payroll taxes, social benefits and other current liabilities	$1,392	$—
Liability for employee termination benefits	$1,563	$—

(b) US based consulting

Since the latter part of 2003, the Company has not recorded revenues from its US-based consulting business. During the second quarter of 2004, the Company decided to discontinue its efforts to reestablish this business as it was previously conducted. As a result, the Company recorded a gain from discontinued operations of $348, net of tax.

As at December 31, 2005 and 2004, these discontinued operations had liabilities of $217 and $307, respectively.

Profit and loss of these discontinued operations within consulting segment were as follows:

Year ended December 31, 2004
Sales	$—
Cost of sales	—
Gross profit	—
Income (loss) from operations	(2)
Interest expense	4
Other income	346
Net income (loss) from discontinued operations	$348

The consolidated statements of operations and cash flow for the year ended December 31, 2003 have not been restated to reflect the discontinued operations since the effect years is immaterial.

NOTE 4—INVESTMENT IN COMVERGE

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

The Series A Convertible Preferred Stock is convertible into Comverge’s common stock initially on a one-for-one basis subject to adjustment for the achievement of certain performance criteria. Conversion is mandatory (i) in the event that the holders of at least a majority of the then-outstanding shares of Series A Preferred consent to such conversion or (ii) upon the closing of a firmly underwritten public offering of shares of Common Stock of Comverge at a per share price not less than five times the original per-share purchase price of the Preferred Stock. The holders of Preferred Stock have no mandatory redemption rights.

In connection with Comverge's April 2003 equity financing transactions and the Company’s dilution and the valuation of Comverge’s common stock reflected in the transaction, the Company recorded an increase of $1,085 to its common stock investment in Comverge. The adjustment was recorded to additional paid-in capital.

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

In September 2004, the Company sold 480,769 shares of Comverge Series A Preferred Stock for approximately $1,000, resulting in a gain of $705.

In October 2004, Comverge closed on the sale of additional Series B Preferred Stock in the amount of $13,600. The Series B Preferred Stock is senior to the preferred stock of Comverge owned by the Company. This round of financing diluted the Company’s holdings to approximately 7% of Comverge’s preferred equity and approximately 25% of its total equity. In 2005, there were no changes to the Company’s holdings in Comverge.

Summary financial information for Comverge as at December 31, 2004 and 2005 and for the period from April 1, 2003 to December 31, 2003 and years ended December 31, 2004 and 2005, respectively, is as follows:

	As at December 31,
Financial Position	2004	2005
Cash and cash equivalents	$8,761	$2,606
Other current assets	7,779	10,066
Property and equipment, net	5,342	10,545
Goodwill and other intangible assets	726	677
Other assets	1,353	42
Total assets	$23,961	$23,936
Current liabilities	$5,642	$8,298
Long-term debt	—	4,000
Other non-current liabilities	2,211	1,802
Total liabilities	7,853	14,100
Common stock and paid-in capital	19,111	19,204
Convertible preferred stock	35,106	35,106
Deferred compensation	(30)	—
Accumulated deficit	(38,079)	(44,474)
Total liabilities and shareholders’ equity	$23,961	$23,936

Results of Operations	Nine Months Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
	Unaudited
Sales	$10,942	$18,159	$25,711
Gross profit	$3,691	$7,603	$13,083
Operating loss	$(7,578)	$(9,029)	$(6,341)
Net loss	$(7,955)	$(9,258)	$(6,395)

The activity in the Company’s investments in Comverge is as follows:

	Common Stock	Preferred Stock	Net Investment
Accumulated deficit at March 31, 2003	$(12,582)	$—	$(12,582)
Conversion of inter-company balances to equity	9,673	—	9,673
Adjustment of the Company’s investment from dilution of common shares and new valuation of Comverge common shares	1,085	—	1,085
Cash paid for preferred stock of Comverge	—	3,350	3,350
Transaction costs	—	294	294
Equity loss in Comverge - nine months ended December 31, 2003	—	(1,752)	(1,752)
Balances as of December 31, 2003	(1,824)	1,892	68
Preferred shares sold	—	(270)	(270)
Equity loss in Comverge - year ended December 31, 2004	—	(1,242)	(1,242)
Balances as of December 31, 2004	(1,824)	380	(1,444)
Equity loss in Comverge - year ended December 31, 2005	—	(380)	(380)
Balances as of December 31, 2005	$(1,824)	$—	$(1,824)

The percentage share of Comverge’s loss recognized by the Company as equity loss against its preferred stock investment in 2003 through 2005 can be found in the table below:

Percentage of Comverge Loss Recognized Against Preferred Stock
April 1, 2003 - September 30, 2003	26%
October 1, 2003 - March 8, 2004	17%
March 9, 2004 - September 9, 2004	15%
September 10, 2004 - October 20, 2004	11%
October 21, 2004 - December 31, 2005	7%

Following Comverge’s April 2003 equity transaction, the Company held approximately 51% of the outstanding capital voting stock of Comverge (approximately 76% of Comverge’s common stock and approximately 26% of Comverge’s Preferred Stock). As a result of the transaction, the Company was no longer obligated to fund Comverge. Additionally, as a result of the April 2003 equity transaction, the Company had a negative investment balance in Comverge’s common stock of $1,824. Due to the fact that the Company was no longer committed to fund Comverge, the Company ceased recording equity losses against its negative common stock investment. The Company’s negative common stock investment will only be adjusted upon disposition of the Company’s common stock investment or when the Company realizes equity income from Comverge in excess of any accumulated equity losses recorded on its Preferred Stock investment.

In the future, equity income from the Company’s preferred investment may be recorded up to the Company’s original $3,644 preferred share investment in Comverge, and thereafter to its investment in Comverge’s common shares, of which the Company currently owns approximately 76%. As at December 31, 2005, the Company has a provision for unrecognized losses in Comverge of $64. As at December 31, 2005, the Company will record equity income from its preferred investment in Comverge, if and when Comverge records net income in excess of approximately $924.

NOTE 5—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:	As of December 31,
	2004	2005
Trade accounts receivable	$6,101	$4,114
Allowance for doubtful accounts	(32)	(18)
Accounts receivable, net	$6,069	$4,096

Bad debt expense (income) related to trade accounts receivable was $50, $(38) and $5 for the years ended December 31, 2003, 2004 and 2005, respectively.

NOTE 6--OTHER CURRENT ASSETS

Other current assets consist of the following:	As of December 31,
	2004	2005
Prepaid expenses	$125	$137
Employees	104	37
Income tax receivable	99	58
Funds in respect of employee termination benefits	—	277
Claim receivable	127	123
Deferred income taxes	62	28
Other	23	49
	$540	$709

NOTE 7--PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Estimated Useful Life (in years)	As of December 31,
Cost:		2004	2005
Computer hardware and software	1.5 - 5	$1,149	992
Office furniture and equipment	4-10	496	438
Motor vehicles	4-7	315	110
Leasehold improvements	Term of lease	218	208
		2,178	1,748
Accumulated depreciation and amortization
Computer hardware and software		910	776
Office furniture and equipment		335	299
Motor vehicles		166	38
Leasehold improvements		118	135
		1,529	1,248
Property and equipment, net		$649	$500

Depreciation and amortization in respect of property and equipment amounted to $451, $195 and $220 for 2003, 2004 and 2005, respectively.

NOTE 8--GOODWILL AND OTHER INTANGIBLE ASSETS

As required by SFAS No. 142, the Company performs an annual impairment test of recorded goodwill (during the fourth quarter of each year), or more frequently if impairment indicators are present. The Company’s goodwill is entirely in its software consulting and development segment. The fair value of the software consulting and development segment was determined by applying a market-rate multiple to the estimated near-term future revenue stream expected to be produced by the segment. In each of the year ending December 31, 2003, 2004 and 2005, the Company performed its annual impairment test and no goodwill impairment resulted.

In August 2005, the Company sold its dsIT Technologies subsidiary (see Note 3). As a result of the transaction, goodwill of $4,358 (net of associated cumulative translation adjustment of $22) associated with dsIT Technologies was allocated to the discontinued component based on the fair value of dsIT Technologies and dsIT Solutions. In addition, the Company recorded an addition to goodwill of $79 resulting from its increased holdings in dsIT Solutions.

Total
Balance as of December 31, 2003	$4,430
Cumulative translation adjustment	(22)
Balance as of December 31, 2004	4,408
Goodwill associated with sale of Technologies	(4,358)
Goodwill added from increased holdings in Solutions	79
Balance as of December 31, 2005	$129

The Company’s intangible assets as of December 31, 2004 and 2005 was comprised of software licenses valued at $188 and $224, respectively, being amortized over their estimated useful lives of five years, with a net carrying amount of $81, as of both December 31, 2004 and 2005.

Amortization in respect of license, patents, software licenses and acquired backlog amounted to $76, $32 and $34 for 2003, 2004 and 2005, respectively.

Nominal amortization expense with respect to intangible assets is estimated as $39, $26, $7, $7 and $5 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

NOTE 9—SHORT-TERM BANK CREDIT AND OTHER DEBT

(a)  Lines of credit

At December 31, 2005, the Company had approximately $335 in Israeli credit lines available to dsIT, of which $130 was then being used and $205 was available for future draws. These credit lines are generally for a term of one year, denominated in NIS and bear interest at a weighted average rate of the Israeli prime rate per annum plus 2.5% (at December 31, 2004, plus 2.6%). The Israeli prime rate fluctuates and as of December 31, 2005 was 6.0% (December 31, 2004, 5.2%). The Company has a floating lien and provided guarantees with respect to dsIT’s outstanding lines of credit.

(b)  Short and Long-Term Debt

Short and long-term debt includes bank debt representing loans received by the Company’s Israeli subsidiaries from Israeli banks denominated in NIS. Also included is other debt taken to finance the purchase of automobiles. Other debt is denominated in U.S. dollars.

	As of December 31,
	2004	2005
Bank debt	$667	$170
Other debt	—	65
Total debt	667	235
Less: current portion	(466)	(160)
Long-term bank debt	$201	$75

At December 31, 2005, the bank debt bears a weighted average interest rate of 7.9% (December 31, 2004, 7.8%). At December 31, 2005, all bank debt was denominated in NIS and was unlinked. At December 31, 2004, $36 of the bank debt was linked to the Israeli Consumer Price Index, $25 was linked to the US dollar and $606 was unlinked. At December 31, 2005, other debt bears a weighted average interest rate of 5.3%. In connection with the bank debt and lines of credit (see (a) above), a lien in favor of the Israeli banks was placed on some of dsIT’s assets. In addition, the Company has guaranteed dsIT’s lines of credit to Israeli banks up to $335. Other debt is secured by the automobiles purchased.

The aggregate maturities of debt are as follows:

Year ending December 31,
2006	$160
2007	40
2008	16
2009	17
2010	2
$235

NOTE 10—OTHER CURRENT LIABILITIES

Other current liabilities consists of the following:
	As of December 31,
	2004	2005
Taxes payable	$824	$796
Lien allowance	410	410
Advances from customers	160	102
Accrued expenses	463	461
Liability for employee termination benefits	—	277
Value added taxes payable	203	65
Other	167	89
	$2,227	$2,200

NOTE 11—LIABILITY FOR EMPLOYEE TERMINATION BENEFITS

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

The liability is partially offset by sums deposited in dedicated funds in respect of employee termination benefits. The Company may only utilize the insurance policies for the purpose of disbursement of severance pay. For certain Israeli employees, the Company’s liability is covered mainly by regular contributions to defined contribution plans. The amounts funded as above are not reflected in the balance sheets, since they are not under the control and management of the Company.

(b)	Severance pay expenses amounted to approximately, $868, $684 and $463 for the years ended December 31, 2003, 2004 and 2005, respectively.

(c)	The Company expects to contribute approximately $156 to the insurance policies in respect of its severance pay obligations in the year ended December 31, 2006.

(d)	The Company expects to pay the following future benefits to its employees upon their normal retirement age in the next ten years:

Years ending December 31,
2006	$—
2007	—
2008	—
2009	—
2010	—
2011 - 2015	1,130
$1,130

The liability as at December 31, 2005 for future benefit payments in the next ten years is included in these financial statements in “liability for employee termination benefits”. The liability for future benefits does not reflect any amounts already deposited in dedicated funds with respect to those employees (see “a” above). The above amounts were determined based on the employees’ current salary rates and the number of service years that will be accumulated upon their retirement date. These amounts do not include amounts that might be paid to employees that will cease working with the Company before their normal retirement age.

(e) Employee Retirement Savings Plan

The Company sponsors a tax deferred retirement savings plan that permits eligible US employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions, of which none were made for the years ended December 31, 2003, 2004 and 2005.

NOTE 12--COMMITMENTS AND CONTINGENCIES

(a) Leases of Property and Equipment

Office rental and automobile leasing expenses, for 2003, 2004 and 2005, were $984, $723 and $746, respectively. The Company and its subsidiaries lease office space and equipment under operating lease agreements. Those leases will expire on different dates from 2006 to 2009. The lease payments are mainly in dollars or are linked to the exchange rate of the dollar. Future minimum lease payments on non-cancelable operating leases as of December 31, 2005 are as follows:

Year ending December 31,
2006	$728
2007	590
2008	417
2009	199
$1,934

(b) Guarantees

Previously, the Company accrued a loss for contingent performance of bank guarantees. The Company’s remaining commitment under these guarantees (included in other current liabilities) is $410 at December 31, 2004 and 2005. The Company has collateralized a portion of these guarantees by means of a deposit (classified as restricted cash) of $241 and $247 as of December 31, 2004 and 2005, respectively. (See Note 18(b) for additional developments).

The Company’s subsidiary has provided various performance, advance and tender guarantees as required in the normal course of its operations. As at December 31, 2005, such guarantees totaled approximately $120 and were due to expire through November 2006.

See Note 9(a) with respect to guarantees on the Company’s lines of credit.

(c) Litigation

The Company is involved in various other legal actions and claims arising in the ordinary course of business. In the opinion of management and its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

NOTE 13--SHAREHOLDERS’ EQUITY

(a)	Stock Option Plans

The Company’s stock option plans provide for the grant to officers, directors and other key employees of options to purchase shares of common stock at not less than 85% of the market value of the Company’s common stock on the date of grant. The purchase price must be paid in cash. Each option is exercisable to one share of the Company’s common stock. All options expire within five to ten years from the date of the grant, and generally vest over a two to three year period from the date of the grant. At December 31, 2005, no options or other equity instruments were available for grant under the various plans as the plans have expired, other than the 70,000 shares available for grant under the 1994 Outside Director Stock plan.

A summary status of the Company’s option plans as of December 31, 2003, 2004 and 2005, as well as changes during each of the years then ended, is presented below:

	2003		2004		2005
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price

Outstanding at beginning of year	1,738,767	$5.18	1,308,051	$4.83	1,720,435	$2.88
Granted at market price	17,000	$1.86	790,000	$0.96	30,000	$1.80
Exercised	(10,666)	$1.70	(19,666)	$1.74	—	—
Forfeited and expired	(437,050)	$6.17	(357,950)	$5.83	(175,100)	$6.33
Outstanding at end of year	1,308,051	$4.83	1,720,435	$2.88	1,575,335	$2.48
Exercisable at end of year	1,282,048	$4.88	956,267	$4.47	1,061,151	$3.27

The Company granted to related parties 15,000 and 600,000 options in the years ending December 31, 2003 and 2004, respectively, under various employee option plans. No options were granted to related parties in 2005. No options were exercised by related parties to purchase shares of common stock of the Company, during 2003, 2004, and 2005 and as of December 31, 2003, 2004, and 2005, the number of outstanding options held by the related parties was 932,250, 1,159,750 and 807,500 options, respectively.

Summary information regarding the options outstanding and exercisable at December 31, 2005 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)

$0.71 - 1.78	751,668	5.84	$0.84	250,821	$0.96
$1.80 - 2.85	313,500	1.26	$2.05	300,163	$2.02
$3.50 - 4.80	235,167	1.05	$4.28	235,167	$4.28
$5.25 - 6.40	275,000	0.70	$5.88	275,000	$5.88
	1,575,335			1,061,151

The weighted average grant-date fair value of the options granted during 2003, 2004 and 2005, amounted to $1.51, $0.73 and $0.57 per option, respectively. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2003	2004	2005
Risk-free interest rate	3.9%	3.7%	4.3%
Expected life of options, in years	9.4	6.9	1.1
Expected annual volatility	78%	91%	120%
Expected dividend yield	None	None	None

(b) Warrants

The Company has issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrants activity follows:

	2003		2004		2005
	Number of Warrants (in shares)	Weighted Average Exercise Price	Number of Warrants (in shares)	Weighted Average Exercise Price	Number of Warrants (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	315,000	$3.36	435,000	$3.06	435,000	$3.06
Granted	120,000	$2.25	—	$—	—	$—
Expired	—	$—	—	$—	245,000	$3.24
Outstanding at end of year	435,000	$3.06	435,000	$3.06	190,000	$2.81
Exercisable end of year	435,000	$3.06	435,000	$3.06	190,000	$2.81

The following table summarized information about warrants outstanding and exercisable at December 31, 2005:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life
	(in shares)	(in years)
$2.00	30,000	1.93
$2.34	60,000	1.93
$3.34	100,000	1.93
	190,000

In June 2002, the Company completed a transaction with an investor, pursuant to which $2,000 was invested in the Company in exchange for a 10% convertible note and a three-year warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $4.20 per share. The Company used the Black-Scholes valuation method to estimate the fair value of the 125,000 warrants to purchase common stock of the Company, using a risk free interest rate of 3.0%, its contractual life of three years, an annual volatility of 73% and no expected dividends. The Company estimated the fair value of the beneficial conversion feature and related warrant at the issuance of the convertible note to be approximately $692. Such amount was credited to additional paid-in capital and was charged to interest expense over the conversion period (with respect to the note) and the term of the note (with respect to the warrants), using the effective interest method. In the year ended December 31, 2003, the Company recorded $176 of the interest expense with respect to the beneficial conversion feature and warrants. In addition, the Company incurred other debt issuance costs of $167 with respect to the issuance of the convertible note. In the year ended December 31, 2003, the Company recorded interest expense of $42 with respect other debt issuance costs. In 2005, the warrants associated with this transaction expired.

In December 2002, the Company’s then consolidated subsidiary, Comverge, Inc., secured a three-year $2,000 revolving line of credit. In connection with this line of credit, the Company also issued a five-year warrant to purchase 190,000 shares of the Company’s common stock, exercisable in three tranches at exercise prices ranging from $2.00 to $3.34 per share, all of which were immediately exercisable. The Company used the Black-Scholes valuation method to estimate the fair value of the warrants to purchase 190,000 shares of common stock of the Company, using a risk free interest rate of 3.1%, its contractual life of five years, an annual volatility of 82% and no expected dividends. The Company estimated the fair value of the beneficial conversion feature and related warrants at the issuance of the convertible line of credit to be approximately $244 and credited such amount to additional paid-in capital. The Company recorded interest expense of $178 with respect to the beneficial conversion feature of the warrants during the year ended December 31, 2003. In addition, Comverge recorded debt issuance costs of $86 with respect to the issuance of the line of credit. The Company recorded amortization of such costs of $7 during the year ended December 31, 2003 (amortization is only for the period during which the Company consolidated the results of Comverge - see Note 4).

In 2003, the Company engaged a third party for the purposes of providing investor awareness and business advisory services for a period of one year. As part of the consideration paid, the Company granted the service provider common stock purchase warrants for the purchase of 120,000 shares of the Company’s common stock (60,000 at $2.00 per share and 60,000 at $2.50 per share). The warrants became fully vested in May, 2003 and expired on February 25, 2005. The Company used the Black-Scholes valuation method to estimate the fair value of the warrants, using a risk free interest rate of 1.75%, their contractual life of two years, an annual volatility of 88% and no expected dividends. The Company estimated the fair value of the warrants to be approximately $97, which was charged to selling, general and administrative expense in 2003.

(c) Stock Awards

In September 2001, the Company entered into a restricted stock purchase agreement with the then newly hired Chief Executive Officer (CEO) of the Company’s energy intelligence solutions segment subsidiary. Pursuant to this agreement, the Company issued to the segment CEO 50,000 shares of its common stock at a purchase price of $5.95 per share. The common stock was paid for by assigning and endorsing to the Company a subordinated note in the amount of $298 issued by a public company. The subordinated note was reflected as a reduction in shareholders’ equity. In 2003, the issuer of the note filed for bankruptcy and the Company wrote off this note to other expense.

In January 2003, the CEO of the energy intelligence solutions segment subsidiary received a restricted stock grant of 50,000 shares of common stock of the Company. The Company recognized an expense of $50, which was charged to selling, general and administrative expense in 2003.

In August 2004, the CEO of the computer hardware segment subsidiary received a stock grant of 100,000 shares of common stock of the Company. The Company recognized an expense of $71, which has been charged to selling, general and administrative expense. In addition, the CEO of the computer hardware segment subsidiary received a restricted stock grant of 95,000 shares of common stock of the Company, which vest one third each on the second, third and fourth anniversaries of the grant. The Company recognized deferred compensation of $68 with respect to the restricted stock grant and recognized an expense (amortization) of $9 and $23, which has been charged to selling, general and administrative expense in the years ending December 31, 2004 and 2005, respectively.

(d) Stock Repurchase Program

In September 2000, the Company’s Board of Directors authorized the purchase of up to 500,000 shares of the Company’s common stock. In August 2002, the Company’s Board of Directors authorized the purchase of up to 300,000 more shares of the Company’s common stock. During 2003, the Company purchased 2,000 of its common stock (in 2003 and 2004, the Company also issued 9,000 and 18,000, respectively, of its treasury shares with respect to options exercised), and at December 31, 2005 owned in the aggregate 820,704 of its own shares.

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

If any person (“Acquiring Person”) becomes the beneficial owner of 15% or more of the Company’s common stock, other than pursuant to a tender or exchange offer for all outstanding shares of the Company approved by a majority of the Company’s independent directors, then, subject to certain exceptions set forth in the rights plan, each right not owned by the Acquiring Person or related parties will entitle its holder to purchase, at the right’s then current exercise price, shares of the Company’s common stock (or in certain circumstances, as determined by the Board of Directors, cash, other property or other securities) having a value of twice the right’s then current exercise price. The Company will generally be entitled to redeem the rights at one half of one cent per right at any time until 10 days (subject to extension) following a public announcement that a 15% position has been acquired. The rights plan expired in March 2006.

NOTE 14--INCOME TAXES

(a)	Composition of loss from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2003	2004	2005
Domestic	$(3,739)	$(1,157)	$(1,414)
Foreign	(2,520)	(1,240)	(828)
	$(6,259)	$(2,397)	$(2,242)

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2003	2004	2005
Current:
Federal	$—	$—	$—
State and local	18	—	5
Foreign	33	7	100
	51	7	105
Deferred:
Federal	$—	$—	$—
State and local	(10)	5	(6)
Foreign	(81)	19	(137)
	(91)	24	(143)
Total income tax expense (benefit)	$(40)	$31	$(38)

(b) Effective Income Tax Rates

Set forth below is reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year Ended December 31,
	2003	2004	2005
Statutory Federal rates	34%	34%	34%
Increase (decrease) in income tax rate resulting from:
Non-deductible expenses	1	(29)	(1)
State and local income taxes, net	5	6	(1)
Other	—	1	(1)
Tax benefit on sale of dsIT Technologies	—	—	16
Valuation allowance	(39)	(13)	(45)
Effective income tax rates	1%	(1)%	2%

(c) Analysis of Deferred Tax Assets and (Liabilities)

Deferred tax assets consist of the following:	As of December 31,
	2004	2005
Employee benefits	$591	$324
Negative investment in Comverge	620	620
Other temporary differences	526	496
Net operating and capital loss carryforwards	7,271	5,515
	9,008	6,955
Valuation allowance	(8,794)	(6,924)
Net deferred tax assets	214	31
Deferred tax liabilities consist of the following:
Intangible asset basis differences	(27)	(16)
Net deferred tax assets, net	$187	$15

Deferred tax assets - current	$62	$28
Deferred tax assets - non-current	152	3
Deferred tax liabilities - non-current	(27)	(16)
Net deferred tax assets	$187	$15

Valuation allowances relate principally to net operating loss and capital loss carryforwards and foreign tax credit carryforwards. The change in the valuation allowance was an increase of $242 and an decrease of $1,811 in 2004 and 2005, respectively. The increase in 2004 was primarily attributable to the Company’s negative investment in Comverge partially offset by a reduction in future tax rates in Israel (see (f) below), whereas the decrease in 2005 was primarily attributable to the Company’s sale of its outsourcing consulting business (see Note 3).

  (d) Summary of Tax Loss Carryforwards

As of December 31, 2005, the Company had various net operating loss carryforwards expiring as follows:

Expiration:	Federal	State	Foreign
2006-2007	$—	$47	$—
2008	—	801	—
2009	—	2,291	—
2010	—	2,861	—
2011	—	992	—
2012	—	2,721	—
2019-2025	11,866	—	—
Unlimited	—	—	895
Total	$11,866	$9,713	$895

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

(f) Tax Reform in Israel

The income of the Company’s Israeli subsidiaries is taxed at the regular Israeli corporate tax rates. Through December 31, 2003, the corporate tax was 36%. In July 2004, Amendment No. 140 to the Income Tax Ordinance was enacted. One of the provisions of this amendment is that the corporate tax rate would be gradually reduced from 36% to 30%. In August 2005, a further amendment (No. 147) was published, which makes a further revision to the corporate tax rates prescribed by Amendment No. 140. As a result of the aforementioned amendments, the corporate tax rates for 2004 and thereafter are as follows: 2004 - 35%, 2005 - 34%, 2006 - 31%, 2007 - 29%, 2008 - 27%, 2009 - 26% and for 2010 and thereafter - 25%. The reduction in the future income tax rates caused a reduction of deferred tax assets and associated valuation allowance of approximately $597 in 2004 and $58 in 2005.

NOTE 15--RELATED PARTY BALANCES AND TRANSACTIONS

(a)  The Company paid consulting and other fees to directors of $112, $95 and $64 for the years ended December 31, 2003, 2004 and 2005, respectively, which are included in selling, general and administrative expenses.

(b)  The Company paid legal fees for services rendered and out-of-pocket disbursements to a firm in which a principal is a former director and is the son-in-law of the Company’s Chief Executive Officer, of approximately $403, $479 and $360 for the years ended December 31, 2003, 2004 and 2005, respectively. Approximately $99 and $75 was owed to this firm as of December 31, 2004 and 2005, respectively, and is included in other current liabilities and trade accounts payable.

(c)  The Company received $6 of rent from a company controlled by the Chief Executive Officer for the year ended December 31, 2003.

(d)  The chief executive officer of the Company’s Israeli subsidiary has a loan from the subsidiary that was acquired in 2001. The loan balance and accrued interest at December 31, 2004 and 2005 was $112 and $104, respectively. The loan has no defined maturity date, is denominated in NIS, is linked to the Index and bears interest at 4%.

(e)  During 2005, the president of the Company’s Databit subsidiary and son of the Chief Executive officer lent the Company $425 on a note payable. The note bore interest at the rate of prime plus 3% during the time it was outstanding. The note was repaid in full during 2005. The Company paid $3 of interest with respect to the note.

(f)  At December 31, 2005, the Company had set aside as restricted cash, $1,350 ($300 current and $1,050 non-current) with respect to the Company’s CEO’s consulting agreement (see Note 18(a)).

See Notes 13(a) and 13(c) for information related to options and stock awards to related parties.

See Note 18(a) with respect to the sale of the Company’s Databit subsidiary to a related party in March 2006.

NOTE 16--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a) General Information

As of December 31 2005, the Company has two reportable segments:

(i) Software consulting and development services

(ii) The computer hardware segment is an authorized dealer and value-added reseller of computer hardware.

Until March 31, 2003, the Company’s included the results of Comverge in its energy intelligence solutions segment. Since March 31, 2003, the Company no longer consolidates the results of Comverge (see Note 4) and no longer includes their results in segment reporting.

In August 2005, the Company sold dsIT Technologies and its associated outsourcing consulting business (see Note 3).

In March 2006, the Company sold Databit, which comprised the entire computer hardware segment (see Note 18(a)).

The Company’s reportable segments are strategic business units, offering different products and services and are managed separately as each business requires different technology and marketing strategies. Similar operating segments operating in different countries are aggregated into one reportable segment.

(b) Information about Profit or Loss and Assets

The accounting policies of all the segments are those described in the summary of significant accounting policies. The Company evaluates performance based on the profit or loss from operations before other income (expense) and before income taxes not including nonrecurring gains and losses.

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

The following tables represent segmented data for the years ended December 31, 2005, 2004 and 2003:

	Software Consulting and Development(*)	Energy Intelligence Solutions(**)	Computer Hardware(***)	Other (****)	Total
Year ended December 31, 2005:
Revenues from external customers	$4,158	$—	$17,677	$29	$21,864
Intersegment revenues	—	—	15	—	15
Depreciation and amortization	221	—	21	—	242
Segment gross profit	1,213	—	3,176	29	4,418
Interest expense, net	83	—	5	—	88
Segment income (loss)	(850)	—	45	19	(786)
Segment assets	4,669	—	3,431	—	8,100
Expenditures for segment assets	152	—	34	—	186
Year ended December 31, 2004:
Revenues from external customers	$3,300	$—	$18,468	$64	$21,832
Intersegment revenues	—	—	—	—	—
Depreciation and amortization	209	—	16	—	225
Segment gross profit	809	—	3,744	64	4,617
Interest expense, net	157	—	—	—	157
Segment income (loss)	(1,461)	—	19	38	(1,404)
Segment assets	12,109	—	4,156	—	16,265
Expenditures for segment assets	81	—	13	—	94
Year ended December 31, 2003:
Revenues from external customers	$4,198	$4,700	$18,139	$39	$27,076
Intersegment revenues	—	284	20	—	304
Depreciation and amortization	350	158	16	—	524
Segment gross profit	690	1,313	3,125	39	5,167
Interest expense, net	135	108	159	—	402
Segment loss	(1,990)	(1,422)	(191)	(17)	(3,620)
Segment assets	11,640	—	4,324	—	15,964
Expenditures for equity investments	—	3,444	—	—	3,444
Expenditures for segment assets	162	54	15	—	231

(*)	Segment information excludes the discontinued results of the Israel based outsourcing activities and US-based consulting activities - see Note 3.

(**)
Operating results of Comverge (the Energy Intelligence Solutions segment) are no longer consolidated beginning the second quarter of 2003 - see Note 4. Segment loss in 2003 includes the Company’s consolidated share of Comverge’s losses from January 1 to March 31, 2003 of $1,124 and other expense of $298, relating to the write-off of a stockholder’s note received from Comverge’s CEO. Not included above are equity losses from Comverge of $380, $1,242 and $1,752 in 2005, 2004 and 2003, respectively, and a gain of $705 in 2004 from the sale of shares in Comverge.

(***)	See Note 18(a) for information regarding the sale of the Company’s Databit computer hardware subsidiary in March 2006.

(****)	Represents segments below the quantitative thresholds of SFAS No. 131 - a VAR software operation in Israel.

(c)  The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended and as of December 31, 2003, 2004 and 2005:

	Year Ended December 31,
	2003	2004	2005
Revenues:
Total consolidated revenues for reportable segments	$27,037	$21,768	$21,835
Other operational segment revenues	39	64	29
Total consolidated revenues	$27,076	$21,832	$21,864
Income (loss)
Total loss for reportable segments	$(3,620)	$(1,442)	$(805)
Other operational segment operating income (loss)	(17)	38	19
Total operating loss	(3,637)	(1,404)	(786)
Cost of corporate headquarters	(2,300)	(1,233)	(1,462)
Other income (expense)	(322)	240	6
Income taxes	40	(31)	38
Minority interests	264	(90)	(73)
Equity loss in Comverge	(1,752)	(1,242)	(380)
Gain on sale of shares in Comverge	—	705	—
Discontinued operations, net of tax	1,425	1,883	798
Gain on sale of discontinued operations, net of tax	—	—	541
Consolidated loss	$(6,282)	$(1,172)	$(1,318)

	As of December 31,
	2003	2004	2005
Assets:
Total assets for reportable segments	$16,032	$16,265	$8,100
Unallocated amounts: Net assets of corporate headquarters *	1,642	760	2,073
Total consolidated assets	$17,674	$17,025	$10,173

* In 2005 includes restricted cash (current and non-current) of $1,597 ($241 in 2004) (See Notes 18(a) and 18(b)).

Other Significant Items	Segment Totals	Adjustments	Consolidated Totals
Year ended December 31, 2005
Depreciation and amortization	$242	$12	$254
Expenditures for assets	186	54	240

Year ended December 31, 2004
Depreciation and amortization	$225	$2	$227
Expenditures for assets	94	—	94

Year ended December 31, 2003
Depreciation and amortization	$524	$3	$527
Expenditures for assets	231	—	231

The reconciling items are all corporate headquarters data, which are not included in the segment information. None of the other adjustments are significant.

	Year Ended December 31,
	2003	2004	2005
Revenues based on location of customer:
United States	$21,682	$17,389	$16,696
Israel	5,129	4,172	4,554
Other	265	271	624
	$27,076	$21,832	$21,864

	As at December 31,
	2003	2004	2005
Long-lived assets located in the following countries:
Israel	$780	$624	$418
United States	34	25	82
	$814	$649	$500

(d)	Revenues from Major Customers

		Consolidated Sales Year Ended December 31,

		2003		2004		2005
Customer	Segment	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues

A	Computer Hardware	$5,143	19.0%	$7,412	34.0%	$5,888	26.9%

B	Computer Hardware	$868	3.2%	$836	3.8%	$3,943	18.0%

NOTE 17--FINANCIAL INSTRUMENTS

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments. Fair values for long-term debt as of December 31, 2005 and 2004 are estimated based on the current rates offered to the Company for debt with similar terms and remaining maturities. The fair value of the Company’s long-term debt is not materially different from its carrying amounts.

NOTE 18—SUBSEQUENT EVENTS

(a) Sale of Databit

On March 10, 2006 the Company entered into a Stock Purchase Agreement dated as of March 9, 2006 (the "SPA"), for the sale of all the outstanding capital stock of its Databit Inc. subsidiary ("Databit") to Shlomie Morgenstern, President of Databit and a Vice President of the Company. The transactions contemplated under the SPA, and the related transactions to which the Company, Shlomie Morgenstern and the Company’s CEO George Morgenstern were party to, were consummated on March 10, 2006 and included the following:

    (i) Termination of the Employment Agreement dated August 19, 2004 among Shlomie Morgenstern, Databit and the Company and the release of the Company from any and all liability (other than under the related stock option and restricted stock agreements which would be modified as described below) including the waiver by Shlomie Morgenstern of any and all severance or change of control payments to which he would have been entitled.

    (ii) Amendment of the option and restricted stock agreements between the Company and Shlomie Morgenstern to provide for acceleration of any unvested grants on the closing of the transactions and for all options to be exercisable through 18 months from the closing.

    (iii) The assignment to and assumption by Databit of the obligations of Company to George Morgenstern under the Employment Agreement between the Company and George Morgenstern dated January 1, 1997, as amended (the "GM Employment Agreement") upon the following terms:

        (A) Reduction of the amounts owed to George Morgenstern under the GM Employment Agreement by the lump sum payment described below and the modifications to options and restricted stock agreements described below.

        (B) A release by George Morgenstern releasing Company from any and all liability and obligations to him under the GM Employment Agreement, subject to a lump sum payment of $600.

    (iv) The assumption by Databit of the Company's obligations under the Company's leases for the premises in New York City and Mahwah, New Jersey, which provide for aggregate rents of approximately $450 over the next three years.

    (v) The amendment of the option agreement with George Morgenstern dated December 30, 2004 to provide for the acceleration of the 60,000 options that are not currently vested and the extension of the exercise period for all options held by George Morgenstern to the later of (i) September 2009 and (ii) 18 months after the cessation of his services as a director of the Company or as a consultant under the new consulting agreement described below.

    (vi) The amendment of the Restricted Stock Agreement dated August 31, 1998 between George Morgenstern and the Company to provide for the removal of any vesting conditions from the 20,000 shares still subject to such conditions.

    (vii) Execution and delivery by George Morgenstern and the Company of a new consulting agreement for a period of two years, pursuant to which George Morgenstern would serve as a consultant to the Company, primarily to assist in the management of the Company's dsIT subsidiary, which agreement provides for de minimus compensation per year plus a non-accountable expense allowance of $65 per year to cover expected costs of travel and other expenses.

    As a result of the transaction and above mentioned amendments to various restricted stock and option agreements, the Company expects to record a loss of approximately $2,100 in the first quarter of 2006. In addition, cash, which had previously been restricted with respect to the GM Employment Agreement, will no longer be restricted. Subsequent to the second quarter of 2006, the Company will no longer have any activity in its Computer Hardware segment.

(b) Litigation Settlement Agreement

    In March 2006, the Company reached a settlement agreement with an Israeli bank with respect to the Company’s claims against the bank and the bank’s counterclaims against the Company. As part of the settlement agreement, all claims and counterclaims by the parties are dismissed. The bank will return to the Company approximately $94 plus interest and CPI adjustments of attorney fees and court costs previously paid by the Company. As a result of the settlement agreement, the accrued loss for contingent performance of bank guarantees of $410 will be reversed and the $247 collateralized portion of these guarantees (shown as restricted cash at December 31, 2005) will no longer be restricted. The Company expects to record income of approximately $330 in the first quarter of 2006 as a result of the settlement agreement.

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule

To the Board of Directors of Data Systems & Software Inc.:

Our audits of the consolidated financial statements referred to in our report dated April 11, 2006 of Data Systems & Software Inc. related to the consolidated financial statements of Data Systems & Software Inc. which are included in this Annual Report on Form 10-K also included an audit of the financial statement Schedule II - Valuation and Qualifying Accounts listed in Item 15(a)(2) of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

April 11, 2006

/s/ Kesselman & Kesselman
Certified Public Accountants
A member of PricewaterhouseCoopers International Limited
Tel-Aviv, Israel

S-1

DATA SYSTEMS & SOFTWARE INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005
(in thousands)

Description	Balance at the Beginning of the Year	Charged to Costs and Expenses	Other Adjustments	Balance at the End of the Year

Allowance for unrecognized losses in Comverge
Year ended December 31, 2003	—	—	—	—
Year ended December 31, 2004	—	—	—	—
Year ended December 31, 2005	—	—	64	64

Allowance for doubtful accounts
Year ended December 31, 2003	214	50	(210)	55
Year ended December 31, 2004	55	(38)	15	32
Year ended December 31, 2005	32	5	(19)	18

Allowance for inventory valuation
Year ended December 31, 2003	43	—	(30)	13
Year ended December 31, 2004	13	—	(12)	1
Year ended December 31, 2005	1	—	(1)	—

Valuation allowance for deferred tax assets
Year ended December 31, 2003	12,634	—	(4,082)	8,552
Year ended December 31, 2004	8,552	—	242	8,794
Year ended December 31, 2005	8,794	298	(2,168)	6,924

S-2

Comverge, Inc. and Subsidiaries
Consolidated Financial Statements
December 31, 2005 and 2004

Report of Independent Auditors

To Board of Directors and Shareholders of

Comverge, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Comverge, Inc. and its subsidiaries at December 31, 2005, and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 29, 2006

Comverge, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2005 and 2004

(in thousands of dollars, except share and per share data)	2005	2004

Assets
Current assets
Cash and cash equivalents	$2,606	$8,761
Accounts receivable	5,288	4,620
Inventory	1,768	2,102
Prepaid employee termination benefits	343	-
Other current assets	2,667	1,057
Total current assets	12,672	16,540
Property and equipment, net	10,545	5,342
Goodwill and other intangible assets	677	726
Other assets	42	1,353
Total assets	$23,936	$23,961
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$2,600	$2,225
Deferred revenue	2,625	1,963
Accrued incentive payments	693	33
Accrued expenses	1,160	953
Liability for employee termination benefits	580	-
Other current liabilities	640	468
Total current liabilities	8,298	5,642
Long-term liabilities
Long-term trade payable	1,362	1,362
Long-term bank debt	4,000	-
Other liabilities	440	849
Total long-term liabilities	5,802	2,211
Commitments and contingencies (Note 12)
Shareholders' Equity
Convertible Preferred Stock
Series A, $.001 par value per share, authorized 10,402,000 shares; issued and outstanding 10,401,146 shares at December 31, 2005 and 2004;
liquidation preference of $32,516 at December 31, 2005 and 2004	21,438	21,438
Series A-2, $.001 par value per share, authorized 36,076 shares;
issued and outstanding 36,706 shares at December 31, 2005
and 2004; liquidation preference of $150 at December 31, 2005 and 2004	100	100
Series B, $.001 par value per share, authorized 7,875,377 shares; issued and outstanding 5,640,878 shares at December 31, 2005 and 2004;
liquidation preference of $20,449 at December 31, 2005 and 2004	13,568	13,568
Common stock $.001 par value per share, authorized 28,185,739 shares;
issued and outstanding 6,154,373 and 5,903,598 shares
at December 31, 2005 and 2004, respectively	6	6
Additional paid-in capital	19,198	19,105
Deferred compensation	-	(30)
Accumulated deficit	(44,474)	(38,079)
Total shareholders' equity	9,836	16,108
Total liabilities and shareholders' equity	$23,936	$23,961

The accompanying notes are an integral part of these financial statements.

Comverge, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars)
	2005	2004	2003
Revenue
Product	$12,829	$13,028	$12,592
Service	12,882	5,131	3,050
Total revenue	25,711	18,159	15,642
Cost of revenue
Product	9,464	8,876	9,763
Service	3,164	1,680	875
Total cost of revenue	12,628	10,556	10,638
Gross profit	13,083	7,603	5,004
General and administrative expenses	11,655	8,251	8,943
Marketing and selling expenses	6,675	7,335	4,177
Research and development expenses	1,094	1,046	615
Operating loss	(6,341)	(9,029)	(8,731)
Interest and other expense, net	54	229	586
Loss before income taxes	(6,395)	(9,258)	(9,317)
Provision for income taxes	-	-	-
Net loss	$(6,395)	$(9,258)	$(9,317)

The accompanying notes are an integral part of these financial statements.

Comverge, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars, except share data)	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital			Total Shareholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Deferred Compensation	Accumulated Deficit

Balances at December 31, 2002	-	$-	-	$-	-	$-	-	$-	4,937,748	$5	$8,631	$-	$(19,504)	$(10,868)
Issuance of Series A Convertible Preferred Stock	8,945,350	18,425	-	-	-	-	-	-	-	-	-	-	-	18,425
Issuance of Series A-1 Convertible Preferred Stock	-	-	721,527	2,000	-	-	-	-	-	-	-	-	-	2,000
Issuance of Series A-2 Convertible Preferred Stock	-	-	-	-	36,076	100	-	-	-	-	-	-	-	100
Repurchase of Series A-1 Convertible Preferred Stock	-	-	(721,527)	(2,000)	-	-	-	-	-	-	-	-	-	(2,000)
Issuance of common stock	-	-	-	-	-	-	-	-	877,000	1	509	-	-	510
Contribution of debt by affiliated investor	-	-	-	-	-	-	-	-	-	-	9,673	-	-	9,673
Executive compensation payable by affiliated investor	-	-	-	-	-	-	-	-	-	-	200	-	-	200
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(9,317)	(9,317)
Balances at December 31, 2003	8,945,350	18,425	-	-	36,076	100	-	-	5,814,748	6	19,013	-	(28,821)	8,723
Issuance of Series A Convertible Preferred stock	1,455,796	3,013	-	-	-	-	-	-	-	-	-	-	-	3,013
Issuance of Series B Convertible Preferred stock	-	-	-	-	-	-	5,604,878	13,568	-	-	-	-	-	13,568
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	-	-	4,052	-	5	-	-	5
Treasury stock	-	-	-	-	-	-	-	-	(8,000)	-	(14)	-	-	(14)
Deferred compensation	-	-	-	-	-	-	-	-	-	-	30	(30)	-	-
Issuance of common stock with Series B financing	-	-	-	-	-	-	-	-	92,798	-	34	-	-	34
Shareholder loans	-	-	-	-	-	-	-	-	-	-	37	-	-	37
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(9,258)	(9,258)
Balances at December 31, 2004	10,401,146	21,438	-	-	36,076	100	5,604,878	13,568	5,903,598	6	19,105	(30)	(38,079)	16,108
Issuance of common stock upon exercise of stock options	-	-	-	-	-	-	-	-	775	-	1	-	-	1
Deferred compensation	-	-	-	-	-	-	-	-	-	-	-	30	-	30
Issuance of common stock	-	-	-	-	-	-	-	-	250,000	-	92	-	-	92
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(6,395)	(6,395)
Balances at December 31, 2005	10,401,146	$21,438	-	$-	36,076	$100	5,604,878	$13,568	6,154,373	$6	$19,198	$-	$(44,474)	$9,836

The accompanying notes are an integral part of these financial statements.

Comverge, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars)
	2005	2004	2003
Cash flows from operating activities
Net loss	$(6,395)	$(9,258)	$(9,317)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,394	1,212	1,166
Noncash stock compensation	122	-	200
Loss on disposal of property and equipment	54	69	62
Provision for inventory	355	45	-
Provision for doubtful accounts	60	-	-
Changes in operating assets and liabilities
Accounts receivable	(728)	(1,599)	579
Inventories	(1,759)	1,256	(1,364)
Prepaid expenses and other assets	(291)	(1,474)	(286)
Accounts payable	375	(568)	1,596
Accrued expenses and other liabilities	1,285	1,774	114
Deferred revenue	662	1,592	117
Net cash used in operating activities	(4,866)	(6,951)	(7,133)
Cash flows from investing activities
Purchases of property and equipment	(5,215)	(4,156)	(1,485)
Funding of termination benefits	(75)	-	(69)
Net cash used in investing activities	(5,290)	(4,156)	(1,554)
Cash flows from financing activities
Proceeds from exercise of stock options	1	5	-
Purchase of treasury stock	-	(14)	-
Proceeds from Series A Preferred Stock, net of $20 and $218
issuance costs, respectively	-	3,014	18,425
Proceeds from Series A-1 Preferred Stock	-	-	2,000
Repurchase of Series A-1 Preferred Stock	-	-	(2,000)
Proceeds from Series A-2 Preferred Stock	-	-	100
Proceeds from Series B Preferred Stock, net of $31 issuance costs	-	13,602	-
Repayments of long-term debt	-	(1,346)	(8,200)
Proceeds from repayment of shareholder loans	-	37	-
Borrowings under credit facility	-	-	2,822
Proceeds from long-term debt	4,000	-	-
Net cash provided by financing activities	4,001	15,298	13,147
Net change in cash	(6,155)	4,191	4,460
Cash and cash equivalents at beginning of year	8,761	4,570	110
Cash and cash equivalents at end of year	$2,606	$8,761	$4,570

Cash paid for interest	$130	$91	$190
Supplemental disclosure of noncash investing and
financing activities
Recording of asset retirement obligation	$67	$102	$-
Increase in fixed assets resulting from transfer of inventory	$1,738	$686	$685
Assets/liabilities acquired in acquisition
Property and equipment	-	-	(472)
Identified intangible	-	-	(104)
Other current liabilities	-	-	66
Issuance of shares in respect of acquisition	-	-	510

The accompanying notes are an integral part of these financial statements.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(All notes in thousands of dollars, except share and per share data)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business
Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company"), provides (i) demand response systems comprised of hardware, software and installation services, to utilities and other energy customers (“Solutions Business”) and (ii) on-call capacity relief to electricity providers and transmitters (“Enterprise Business”). Prior to April 2003, the Company was a wholly-owned subsidiary of Data Systems & Software, Inc. (“DSSI”). In April 2003 and continuing thereafter, the Company completed a series of equity financings. After giving effect to the equity financings, DSSI remains the Company’s largest shareholder, owning approximately 25 percent of the Company’s issued and outstanding voting equity at December 31, 2005 and 2004.

Liquidity
The Company has experienced losses since inception and expects to incur losses in 2006. During 2005, the Company raised additional funds from a convertible subordinated debt financing (“Subordinated Debt”) and renegotiated its credit facility, increasing its availability thereunder. In March 2006, the Company completed an additional equity financing through the sale of its Series C Preferred Stock. Management believes these financings, along with working capital provided by operating activities and available borrowing capacity under its Credit Facility, will be sufficient to meet the operating needs of the Company over the next twelve months. The Company’s Enterprise Business requires significant capital to support (i) planned operating losses incurred during the installation phase of long-term contracts, (ii) capital requirements of providing on-call demand response systems available to its utility customers, and (iii) working capital and credit requirements incident to the provision of long-term capacity commitments. While capital expenditure requirements are discretionary, additional financing may be required if the Company continues, as expected, to develop its Enterprise Business.

Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include management’s estimate of provisions required for non-collectible accounts receivable, obsolete or slow-moving inventory, and potential product warranty liability. Actual results could differ from those estimates.

Foreign Currency Translations
The currency of the primary economic environment in which the operations of the Company are conducted is the United States Dollar ("dollar"). Accordingly, Comverge and its subsidiaries use the dollar as their functional currency. All exchange gains and losses denominated in non-dollar currencies are presented on a net basis in operating expense in the consolidated statement of operations when they arise. Foreign currency gain (loss) amounted to $14, ($4) and ($15) for the years ended December 31, 2005, 2004 and 2003 respectively.

Principles of Consolidation and Presentation
The consolidated financial statements of the Company include the accounts of its subsidiaries. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated. Certain amounts in the prior year have been reclassed to conform to the current year presentation.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(All notes in thousands of dollars, except share and per share data)

Cash and Cash Equivalents
The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash and demand deposits in banks and short-term investments.

Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on specific identification of accounts considered to be doubtful of collection as well as historical experience. As of December 31, 2005 and 2004 there were $60 and $0 accounts identified as doubtful of collection, respectively.

Inventory
Inventories are stated at the lower of cost or market. Inventory cost is determined on the basis of specific identification based on acquisition cost, and due provision is made to reduce all slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. As of December 31, 2005 and 2004 there were provisions of $400 and $45, respectively, for inventory identified as slow-moving, obsolete, or unusable.

Property and Equipment
Property and equipment are presented at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets. In the case of installed assets that are part of long-term contracts, the assets are depreciated over the shorter of the useful life or the term of the contract. In respect of these installed assets, depreciation expense is recognized as a component of cost of revenue. Leasehold improvements are depreciated over the shorter of the lease term or useful life. Improvements are capitalized while repairs and maintenance are expensed as incurred.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of liabilities for asset retirement obligations in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and recognized as depreciation expense over the assets useful life. As part of the Company’s Enterprise Business, the Company installs hardware at the places of residence of select utility customers’ homes. At the request of the homeowner, the Company is obligated to remove this hardware. Accordingly, in 2005 and 2004, the Company recognized an asset retirement obligation liability and an associated increase in the value of long-lived assets of $67 and $102, respectively. In 2003, the estimated cost of these obligations was immaterial. As such, there was no obligation recorded.

Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets and certain identifiable intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires recognition of impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. If impairment is indicated, the carrying amount of the asset is written down to fair value. The Company has identified no such impairments.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(All notes in thousands of dollars, except share and per share data)

Goodwill and Intangibles
Goodwill represents the excess of cost over the fair value of the net tangible assets of subsidiaries acquired in purchase transactions. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized. Goodwill and other indefinite-lived intangible assets are tested for impairment on at least an annual basis, on December 31 of each year. Based on the Company’s most recent impairment test, there has been no impairment loss recognized for goodwill.

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

Revenue Recognition
In accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, the Company recognizes revenues when the following criteria have been met: delivery has occurred, the price is fixed and determinable, collection is probable, and persuasive evidence of an arrangement exists.

Revenue from time-and-materials service contracts and other services are recognized as services are provided. Revenue from maintenance contracts is recognized on a straight-line basis over the life of the contract.

In accordance with SAB 104, the Company defers revenues and associated costs of revenues related to certain long term contracts until such time as the contract price is fixed and determinable. These contracts require the Company to provide on-call electricity capacity through demand reduction to utility customers, and require a measurement and verification of such capacity on an annual basis in order to determine final contract consideration for a given contract year. Contract years begin at the end of a control season (generally, at the end of a utility’s summer cooling season that correlates to the end of the utility’s peak demand for electricity) and continue for twelve months thereafter. For the year ended December 31, 2005, the Company deferred $2,425 of revenues and $873 of corresponding costs of revenues in respect of these contracts. For the year ended December 31, 2004, the Company deferred $1,713 of revenues and $281 of corresponding costs of revenues, of which amounts were recognized in the year ended December 31, 2005, upon the successful measurement and verification calculation that occurred in the fourth quarter of 2005.

In accordance with Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Company assesses revenue arrangements to determine when multiple deliverables exist in order to determine if separate accounting is required for these deliverables separately per EITF 00-21.

In certain contracts, the Company provides multiple deliverables to its customers, including software licenses. AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, requires that each element of these arrangements be recorded to revenue based on its fair value, which is determined based on vendor specific objective evidence (“VSOE”). Establishment of VSOE is generally based on what price is charged for the element when sold on a standalone basis. Since the Company does not generally sell the separate elements of these contracts on a standalone basis, revenue for all elements is recognized ratably over the life of the contract, once all related revenue recognition requirements are met.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(All notes in thousands of dollars, except share and per share data)

In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company reports shipping and handling revenues and their associated costs in revenue and cost of revenue, respectively.

In accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), the Company records incentive payments made to customers as cost of revenue.

During 2005, to correct a misclassification of cost of revenue components, the Company reclassified certain costs of revenue related to its 2004 statement of operations. The revision resulted in a decrease in product cost of revenue and a corresponding increase in service cost of revenue of $602. Accordingly, the 2004 statement of operations in these financial statements reflects this revision. This revision had no impact on previously reported amounts of net income, gross profit, cash flows, or balance sheet accounts.

Warranty Provision
Comverge generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. In late 2004, the Company began to outsource manufacturing operations to a contract manufacturer that provides warranty coverage pursuant to the contractual terms of the agreement.

	2005	2004

Warranty provision at beginning of period	$161	$152
Accruals for warranties issued during the period	49	100
Warranty settlements during the period	(227)	(91)
Changes in liability for pre-existing warranties
during the period, including expirations	68	-
Warranty provision at the end of period	$51	$161

Advertising Expenses
Advertising costs are expensed as incurred. Advertising expense amounted to $3,457, $2,816, and $813 for the years ended December 31, 2005, 2004 and 2003, respectively. Substantially all advertising costs were incurred to acquire electricity capacity in fulfillment of certain long-term capacity contracts with utility customers of the Company’s Enterprise Business.

Internal Use Software
Software development costs of $59 incurred in 2005 were capitalized in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and will be amortized over a three-year period in accordance with Company policy and expected life.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(All notes in thousands of dollars, except share and per share data)

Research and Development Expenses
All research and development costs are expensed as incurred.

Stock-Based Compensation
The Company accounts for employee and director stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB”), and related interpretations. In accordance therewith, the Company records compensation expense on fixed stock options and restricted common stock granted to employees and directors at the date of grant if the current market price of the Company’s common stock exceeds the exercise price of the options and restricted common stock. Compensation expense on variable stock option grants is estimated until the measurement date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. The Company complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As such, the Company provides pro forma net loss disclosures for employee and director stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company’s stock-based employee compensation plan is described more fully in Note 14.

Total stock-based compensation expense determined under the fair-value method for all awards was $99, $105, and $122 for the years ended December 31, 2005, 2004 and 2003, respectively. See the pro forma net loss reconciliation in the table below.

	Year ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Net loss as reported	$(6,395)	$(9,258)	$(9,317)
Add:
Stock-based employee compensation
expense included in reported net income	30	-	-
Deduct:
Total stock-based employee compensation
expense determined under fair value method-
based methods for all awards	(99)	(105)	(122)
Pro forma net loss	$(6,464)	$(9,363)	$(9,439)

The Company accounts for stock-based compensation issued to consultants on a fair value basis in accordance with SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(All notes in thousands of dollars, except share and per share data)

Income taxes associated with the undistributed earnings of a subsidiary are provided for in accordance with APB No. 23, when the Company has sufficient evidence that the subsidiary has invested or will invest the undistributed earnings indefinitely. If it is determined that the undistributed earnings of a subsidiary will be remitted in the foreseeable future, all taxes related to the remittance of such undistributed earnings are provided for in the current period as income tax expense.

Impact of Recent Accounting Pronouncements
On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation cost on grants of employee stock options when the exercise price of an option is at or below the fair market value of the underlying stock. Accordingly, the adoption of SFAS No. 123(R) could have a significant impact on the Company’s results of operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

The Company will adopt SFAS No. 123(R) on January 1, 2006 using the prospective method. The Company used the minimum-value method of measuring the fair-value of share based payments granted prior to January 1, 2006. Pursuant to SFAS No. 123(R), after January 1, 2006, the Company will continue to account for the remaining unvested portion of those previously granted awards, unless modified, using the minimum-value method. No compensation cost is expected to be recognized for awards previously issued. For awards granted on or after January 1, 2006 the Company will apply SFAS No. 123 (R), which requires a fair-value measurement of all options grants.

2.	Other Current Assets

Other current assets at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Finished product held for return	$1,262	$-
Deferred costs	873	450
Prepaid expenses	446	533
Other	86	74
Total other current assets	$2,667	$1,057

The Company has reached an agreement in principle with a supplier to repurchase certain finished products sold to the Company in 2003 and carried on the Company’s books as inventory and as a trade payable. The inventory is classified as a current asset as it is probable of disposition in 2006 through such repurchase commitment. The associated liability to the vender is classified as long-term pursuant to extended payment terms granted by the supplier to the Company.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(All notes in thousands of dollars, except share and per share data)

3.	Property and Equipment

Property and equipment at December 31, 2005 and 2004 consisted of the following:

	Estimated
	Useful Life
	(in years)	2005	2004

Load control equipment	Contract term	$11,310	$4,775
Computer hardware and software	3	1,271	1,259
Office furniture, software and
other equipment	5-7	1,019	1,660
Leasehold improvements	Lease term	170	177
		13,770	7,871
Accumulated depreciation		3,225	2,529
Property and equipment, net		$10,545	$5,342

Depreciation in respect of property and equipment amounted to $1,345, $743, and $831 for the years ended December 31, 2005, 2004 and 2003, respectively. Of such amounts, $921, $140, and $47 were included in cost of revenue, and $424, $603, and $784 were included in general and administrative expense for the years ended December 31, 2005, 2004 and 2003, respectively.

4.	Goodwill and Intangible Assets

The Company’s goodwill balance as of December 31, 2005 and 2004 was $499.

Intangible assets and accumulated amortization as of December 31, 2005 and 2004 consisted of the following:

	Estimated
	Useful Life
	(in years)	2005	2004

Technological know-how	5	$1,436	$1,436
Acquired software	3	104	104
Patents	4-14	287	287
		1,827	1,827
Accumulated amortization		1,649	1,600
Identified intangible assets with finite lives, net		$178	$227

The Company uses the straight line method of computing amortization expense. Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $49, $266, and $335, respectively. Estimated amortization expense for the next five years is as follows:

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(All notes in thousands of dollars, except share and per share data)

Year Ending December 31,
2006	$24
2007	15
2008	15
2009	15
2010	15
Thereafter	93

5.	Other Assets

Other assets at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Long-term inventory	$-	$975
Prepaid employee termination benefits	-	336
Other	42	42
Total other assets	$42	$1,353

The inventory balance of $975 as of December 31, 2004 represents certain finished goods inventory not anticipated to be sold during the next twelve months primarily due to the necessary completion of certain firmware to be integrated into the products. The inventory was obtained pursuant to a purchase agreement with the vendor that provides for extended payment terms.

6.	Liability for Employer Termination Benefits

Under Israeli law and labor agreements, one of the Company’s subsidiaries, Comverge Control Systems, is required to make severance and pension payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. The pension plans are multi-employer and independent of the Company. Pension and severance costs for the years ended December 31, 2005, 2004 and 2003 was $89, $143, and $217, respectively, and is included in general and administrative expenses.

On December 27, 2005, the Company notified the employees of its Comverge Control Systems subsidiary of its intent to close the Israel office of such subsidiary effective June 30, 2006. Accordingly, the Company’s liability for employee termination benefits of $580 accrued as of December 31, 2005 is classified as a current liability and the unfunded amount representing the difference between the liability and the prepaid employee termination benefits of $343 as of December 31, 2005 will be funded in 2006.

7.	Other Current Liabilities

Other current liabilities at December 31, 2005 and 2004 consisted of the following:

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(All notes in thousands of dollars, except share and per share data)

	2005	2004

Accrued payroll and related	$515	$273
Other	125	195
Total other current liabilities	$640	$468

8.	Long-Term Trade Payable

At December 31, 2005 and 2004, the Company owed a trade vendor $1,362 in consideration of certain inventory obtained pursuant to a purchase agreement executed in September of 2003. An amendment to the terms of the purchase agreement in November 2005 changed the due date of this trade obligation to June 30, 2007. The amount owed bears no interest and is not collateralized by any assets of the Company.

9.	Long-Term Debt

The Company maintains a senior credit facility (“Credit Facility”) with a major United States commercial bank. On September 24, 2004, the Company modified the Credit Facility to (i) increase the revolving line credit amount to $7,000, (ii) increase the letter of credit sublimit to $3,000 and (iii) extend the maturity date of the Credit Facility to September 15, 2007. On October 25, 2005, the Company amended the Credit Agreement to include in the definition of eligible receivables certain amounts owing but not yet invoiced to account debtors. The Credit Facility, as amended, bears interest between prime +2.0 percent and prime +2.75 percent per annum. No interest was paid on the Credit Facility in 2005 and $85 was paid in 2004. The Credit Facility is collateralized by virtually all of the assets of the Company including the Company’s intellectual property. Borrowings under the Credit Facility can be requested, from time to time, up to an amount that, based on a formula, includes 80 percent of (i) eligible receivables and (ii) eligible inventory limited to the lesser of (A) 25 percent of FMV, (B) 80 percent of net orderly liquidation value or (C) $500. At December 31, 2005 and 2004 the Company had no borrowings under the Credit Facility. As of December 31, 2005, the Company had borrowing availability under its Credit Facility of approximately $4,000.

On June 10, 2005, the Company entered into a $4,000 Subordinated Convertible Debt (“Convertible Debt”) agreement with a U.S. based lender with a maturity date of June 2010. The Convertible Debt bears interest at 3 percent plus the 3-month LIBOR rate. The Convertible Debt requires payment of interest only provided that the Company meets or exceeds certain pro forma revenue targets calculated on a quarterly basis during the term. If the Company does not meet or exceed such revenue targets, at the option of the lender, the Convertible Debt will amortize ratably over the remaining term. No principal payments have been required to date and none are expected to be during 2006. The lender may convert the principal amount of the loan into the Company’s Series B Convertible Preferred Stock at a price of $3.62 per share at any time during its term. The Company may convert the principal amount of the loan under the same terms upon a qualified public offering of its common stock. The principal amount of the Convertible Debt may be prepaid at any time, provided however, that the payment shall include an amount calculated to compensate the lender for interest that would have been paid through the maturity date of the Convertible Debt, determined by multiplying the principal balance by the current interest rate for each interest paying period from the prepayment date to the maturity date and then discounting the results to the repayment date at an annual rate of 20%. Additionally, in the event of a prepayment of the principal amount, the lender has been provided a warrant to purchase 1,103,387 shares of the Company’s Series B Preferred Stock at a price of $3.62 per share. The Convertible Debt is collateralized by a second lien on substantially all of the assets of the Company and is subordinated to the Credit Facility. Borrowings were used for general corporate purposes.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(All notes in thousands of dollars, except share and per share data)

Long-term debt at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Credit Facility with a U.S. bank, collateralized by substantially all of the Company's assets, maturing in September 2007,
interest payable at a variable rate	$-	$-

Subordinated Convertible Debt, collateralized by a second lien on substantially all of the Company's assets, maturing in
June 2010, interest payable monthly at a variable rate of
interest (7.08% at December 2005)	4,000	-
Total long-term debt	$4,000	$-

10.	Other Liabilities

Other liabilities at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Accrued executive compensation	$285	$210
Deferred revenue	34	-
Liability for employee termination benefits	-	559
Asset retirement obligation	121	80
Total other liabilities	$440	$849

11.	Income Taxes

The Company has Federal, state, and foreign net operating losses of approximately $32,689, $23,234 and $3,241, respectively, at December 31, 2005. The Federal net operating loss carryforwards begin expiring in 2019 and state net operating loss carryforwards begin expiring in 2006. During year ended December 31, 2003, certain substantial changes in the Company’s ownership, as defined in the provisions of the Internal Revenue Code, resulted in a limitation on the utilization of a significant portion of the Federal and state net operating losses on an annual basis.

At December 31, 2005, the Company has provided a valuation allowance for the full amount of its net deferred tax asset since realization of any future tax benefit cannot be sufficiently assured.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(All notes in thousands of dollars, except share and per share data)

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	2005	2004	2003

Federal income tax at statutory federal rate	34.0%	34.0%	34.0%
State income tax expense (net of Federal benefit)	4.0%	4.0%	4.0%
Other	0.1%	(1.4%)	(0.4%)
Valuation allowance	(38.1%)	(36.6%)	(37.6%)
Effective tax rate	0%	0%	0%

Deferred tax assets (liabilities) consist of the following:

	2005	2004	2003

Deferred tax assets
Net operating loss carryforwards	$13,251	$10,283	$7,981
Other	966	1,161	735
Deferred tax liabilities
Other	(423)	(171)	(185)
	13,794	11,273	8,531
Valuation allowance	(13,794)	(11,273)	(8,531)
Net deferred tax assets	$-	$-	$-

12.	Commitments and Contingencies

(a) Leases of Property and Equipment

Rental and leasing expenses for the years ended December 31, 2005, 2004 and 2003 were $751, $624, and $532, respectively. Future minimum rental payments and lease payments on noncancelable operating leases as of December 31, 2005 are as follows:

Year Ending December 31,
2006	$498
2007	218
2008	181
2009	166
2010	14

(b) Employee Retirement Savings Plan

The Company sponsors a tax deferred retirement savings plan that permits eligible U.S. employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. No discretionary contributions were made for the years ended December 31, 2005 or 2004.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(All notes in thousands of dollars, except share and per share data)

(c) Royalties

The Company’s subsidiary, Comverge Control Systems, is obligated to pay royalties to the Government of Israel on proceeds from the sale of certain products that incorporate intellectual property developed in whole or in part through grants from the Chief Scientist of the State of Israel. Royalties are payable at a rate of 4.5 percent of the annual sales of such products. Royalties payable under this arrangement are not to exceed the original amount of the grants, which was $595. At December 31, 2005, the maximum amount payable on the future sale of products, if any, was approximately $388. With the announcement of the Company’s intention to close the Israel office effective June 30, 2006, the Chief Scientist could require payment of the remaining amount of the unamortized grant proceeds or such lesser amount as may be negotiated as a condition to the transfer of the intellectual property developed with the grant proceeds to the Company. The Company is not under any obligation to repay the grant if the intellectual property is not transferred.

(d) Certain Intellectual Property

In connection with its decision to close its Israel research and development center in 2006, the Company is assessing alternatives in respect of the transfer to its United States operations certain intellectual property developed with grants from the Office of the Chief Scientist. The Company has held preliminary conversations with the Chief Scientist and can transfer such intellectual property without restriction provided that it pays to the Chief Scientist $388, the unamortized balance of the grants, or such lesser amount as it may be able to negotiate. It may also replicate such intellectual property in the United States provided that it does not do so with work product developed in Israel and does not utilize Israeli employees who originally created such intellectual property to do so. The Company is also investigating the viability of transferring the intellectual property and corresponding obligation to the Chief Scientist to another Israel corporation and licensing the use of such intellectual property as is necessary to incorporate into its products.

13.	Shareholders' Equity

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

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(All notes in thousands of dollars, except share and per share data)

The rights, preferences and privileges attached to the Series A Preferred, Series A-2 Convertible Preferred and Series B Preferred (Collectively, the “Preferred Stock”) are as follows:

(a) Conversion

The Preferred Stock is convertible into the Company’s common stock on a one-for-one basis subject to certain adjustments to affect anti-dilution rights. Conversion is mandatory (i) in the event that the holders of at least a majority of the then-outstanding shares of Preferred Stock consent to such conversion or (ii) upon the closing of a firmly underwritten public offering of shares of common stock of the Company at a per share price not less than $7.00 and in which gross proceeds to the Company are at least $30,000. The holders of Preferred Stock have no redemption rights.

(b) Board of Directors

In any election of Directors, the holders of Preferred Stock, voting as a separate class, are entitled to elect three members of the Board of Directors and to remove from office such directors and to fill any vacancy caused by the resignation, death or removal of such directors. The holders of Common Stock, voting as a separate class, are entitled to elect two directors, one of whom shall serve as the Chief Executive Officer of the Company and to remove from office such directors and to fill any vacancy caused by the resignation, death or removal of such directors. The board can be increased by no more than two additional seats based on a majority vote of the then members of the board. The additional two seats shall be filled by Independent Directors, who shall be selected by unanimous vote of the then members of the Board of Directors other than the Independent Directors.

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

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(All notes in thousands of dollars, except share and per share data)

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

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(All notes in thousands of dollars, except share and per share data)

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

Stock Warrant
In June 2005, in conjunction with the Convertible Debt financing, the Company issued a warrant to the lender to purchase, under certain circumstances, 1,103,387 shares of Series B Preferred stock for $3.62 per share. The warrant is exercisable only if the Company prepays the principal amount of the Convertible Debt. The warrant will expire in June 2010 or earlier upon the conversion of any portion of the principal amount of the Convertible Debt into shares of the Company.

14.	Stock Option Plan

The Company's stock option plan provides for the granting to officers, directors and other key employees of options to purchase shares of common stock at not less than 85 percent of the estimated fair value of the Company’s common stock on the date of grant. The purchase price must be paid in cash. At December 31, 2005, the Company had 3,421,513 issued and outstanding options under the various plans of which 79,266 options had been exercised by optionees. Options expire between five years and ten years from the date of the grant. The options generally vest over a two to four year period from the date of the grant. At December 31, 2005, 701,250 options were available for grant under the various plans.

A summary status of the Company's option plans as of December 31, 2005, 2004 and 2003, as well as changes during the year then ended, is presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(in Shares)	Price	(in Shares)	Price	(in Shares)	Price

Outstanding at beginning of year	2,600,996	$0.95	2,216,049	$1.20	943,530	$1.20
Granted	934,507	0.37	980,525	0.44	1,278,800	1.20
Exercised	(775)	1.02	(4,052)	1.27	-	1.20
Forfeited	(113,215)	0.54	(591,526)	1.06	(6,281)	1.20
Outstanding at end of year	3,421,513	0.80	2,600,996	0.95	2,216,049	1.20
Exercisable at end of year	1,908,980	$0.98	1,260,078	$1.13	921,094	$1.16

	Outstanding as of December 31, 2005
		Average
		Remaining
	Number	Contractual	Number
Exercise Prices	Outstanding	Life	Exercisable
	(In Shares)	(In Years)	(In Shares)

$0.29	786,401	5.77	483,088
$0.37	772,256	6.36	600
$0.40	114,460	3.19	79,092
$1.20	1,663,059	3.42	1,260,863
$1.31	50,687	5.87	50,687
$2.00	10,191	0.01	10,191
$4.00	24,459	0.24	24,459
	3,421,513	4.62	1,908,980

The weighted average grant-date fair value of 934,507, 980,525 and 1,278,800 options granted during 2005, 2004, and 2003 was $60, $53, and $354 respectively. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2005	2004	2003

Risk-free interest rate	3.92%	3.50%	5.38%
Expected life of options, in years	5.0	5.0	5.0
Expected annual volatility	0%	0%	0%
Expected dividend yield	0%	0%	0%

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(All notes in thousands of dollars, except share and per share data)

During 2002, the Company repriced certain incentive stock options of ten employees. One of these employee’s options were repriced, pursuant to his employment agreement, from $4.00 to $1.20 per share. The Company also repriced certain incentive stock options of ten employees (including the aforementioned employee) who held certain anti-dilution options from $1.94 to $1.31 per share. As a result of these repricings, the options are accounted for as variable awards with a compensation charge recognized for periodic changes in the intrinsic value of the option until the award expires, is exercised, or is forfeited. No compensation charge was recognized during 2005 or 2004 related to these repriced option grants since the fair market value of the common stock was below the exercise prices. During 2004, the Company incurred $30 in deferred compensation related to option grants which was recognized into expense during 2005.

15.	Major Customers

During the year ended December 31, 2005, the Company had three customers which accounted for 18%, 15% and 12% of the Company’s total revenue. The total accounts receivable from these customers were $325, $1,443 and $261, respectively at December 31, 2005. During the year ended December 31, 2004, the Company had two customers which accounted for 15.4% and 10.7% of the Company’s total revenue. The total accounts receivable from these customers were $256 and $129, respectively, at December 31, 2004. During the year ended December 31, 2003, the Company had one customer which accounted for 18.5% of the Company’s total revenue. No other customer accounted for more than 10 percent of the Company’s total revenue in 2005, 2004, or 2003.

16.	Related Party Transactions and Balances

An affiliate of DSSI charged the Company’s Israeli subsidiary, Comverge Control Systems, $138 in each of 2005, 2004, and 2003 in consideration of it providing office space and certain accounting and administrative services which amounts are included in general and administrative expense.

Prior to 2002, the Company extended loans of $10 each to both the Chief Executive Officer and Chief Financial Officer of DSSI. The loans had an initial maturity date of January 3, 2002, and were extended at that time to mature on January 3, 2004. The loans bore interest at 4.25 percent per annum. The balance of the loans and accrued interest totaling $37 was repaid in 2004.

The lender of the Subordinated Debt became a shareholder of the Company in February 2006 by investing in the Series C preferred stock. During 2005, the Company made interest payments on the Subordinated Debt of $130 in addition to paying the Lender an $80 placement fee related to the Subordinated Debt.

Comverge, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(All notes in thousands of dollars, except share and per share data)

17.	Subsequent Events

Series C Convertible Preferred Stock
In March 2006, the Company completed the sale of 1,100,000 shares of Series C Convertible Preferred Stock (“Series C Preferred”) for $5,500. The rights, preferences and privileges attached to the Series C Preferred are identical to those of holders of the Company’s Series A and Series B Preferred Stock.

Stock Warrant
In February 2006, a significant investor in the Series C Preferred entered into a strategic marketing and development agreement with the Company (“Agreement”). As part of the Agreement, the investor was given a warrant to purchase 500,000 shares of Series C Preferred for $7.50 per share. The warrant is exercisable only if the investor meets certain defined performance milestones under the Agreement as specified in the warrant. The warrant expires in August 2008.