Form 10-Q
period 2006-03-31
DATA SYSTEMS & SOFTWARE INC
filed 2006-05-19
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission file number: 0-19771

DATA SYSTEMS & SOFTWARE INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2786081
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Route 17, Mahwah, New Jersey	07430
(Address of principal executive offices)	(Zip Code)

(201) 529-2026
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2006
Common Stock, $0.01 par value per share	8,160,024 shares

DATA SYSTEMS & SOFTWARE INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended March 31, 2006

TABLE OF CONTENTS

PART I. Financial Information

Item 1.	Financial Statements

	Unaudited Consolidated Financial Statements:

	Consolidated Balance Sheets
	of December 31, 2005 and March 31, 2006	1

	Consolidated Statements of Operations
	for the three month periods ended March 31, 2005 and 2006	2

	Consolidated Statement of Changes in Shareholders’ Equity
	for the three month period ended March 31, 2006	3

	Consolidated Statements of Cash Flows
	for the three month periods ended March 31, 2005 and 2006	4

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II. Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits	21

Signatures		22

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

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)
ASSETS	As of December 31, 2005	As of March 31, 2006
		(unaudited)
Current assets:
Cash and cash equivalents	$913	$834
Restricted cash	247	--
Restricted cash (under agreement with a related party)	300	--
Accounts receivable, net	4,096	898
Unbilled work-in-process	348	580
Inventory	25	--
Other current assets	709	487
Total current assets	6,638	2,799
Property and equipment, net	500	413
Other assets	334	327
Funds in respect of employee termination benefits	1,441	1,356
Restricted cash - non-current (under agreement with a related party)	1,050	--
Goodwill	129	122
Other intangible assets, net	81	71
Total assets	$10,173	$5,088
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank credit	$130	$78
Current maturities of long-term debt	160	131
Trade accounts payable	1,950	294
Accrued payroll, payroll taxes and social benefits	740	411
Other current liabilities	2,200	1,617
Total current liabilities	5,180	2,531
Long-term liabilities:
Investment in Comverge, net	1,824	1,824
Long-term debt	75	--
Liability for employee termination benefits	2,264	2,136
Other liabilities	10	106
Total long-term liabilities	4,173	4,066
Shareholders’ equity:
Common stock - $0.01 par value per share:
Authorized - 20,000,000 shares; Issued -8,937,395 shares at December 31, 2005 and March 31, 2006	88	89
Additional paid-in capital	40,011	40,425
Warrants	183	183
Deferred stock-based compensation	(36)	--
Accumulated deficit	(35,608)	(38, 576)
Treasury stock, at cost - 820,704 and 777,371 shares for December 31, 2005 and March 31, 2006, respectively	(3,791)	(3,592)
Accumulated other comprehensive loss	(27)	(38)
Total shareholders’ equity	820	(1,509)
Total liabilities and shareholders’ equity	$10,173	$5,088

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2005	2006
Sales
Projects	$844	$730
Services and other	315	243
	1,159	973
Cost of sales
Projects (including $19 of stock compensation expense in 2006)	537	539
Services and other	253	206
	790	745
Gross profit	369	228
Operating expenses:
Research and development expenses	9	26
Selling, marketing, general and administrative expenses (including $6 and $116 of stock compensation expense in 2005 and 2006, respectively)	1,038	922
Total operating expenses	1,047	948
Operating loss	(678)	(720)
Interest income	1	25
Interest expense	(23)	(10)
Other income, net	10	329
Loss before taxes on income	(690)	(376)
Taxes on income	(2)	(2)
Loss from operations of the Company and its consolidated subsidiaries	(688)	(378)
Share in losses of Comverge	(201)	(210)
Minority interests	(42)	--
Net loss from continuing operations	(931)	(588)
Net income from discontinued operations, net of tax	492	78
Loss on sale of discontinued operations and contract settlement, net of tax (including $315 of stock compensation expense in 2006)	--	(2,298)
Net loss	$(439)	$(2,808)
Basic and diluted income (loss) per share:
Loss per share from continuing operations	$(0.11)	$(0.07)
Discontinued operations	0.06	(0.27)
Net loss per share - basic and diluted	$(0.05)	$(0.34)
Weighted average number of shares outstanding - basic and diluted	8,117	8,160

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Stock-Based Deferred Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2005	8,937	$88	$40,011	$183	$(36)	$(35,608)	$(3,791)	$(27)	$820

Net loss	-	-	-	-	-	(2,808)	-	-	(2,808)

Differences from translation of financial statements of subsidiaries	-	-	-	-	-	-	-	(11)	(11)
Comprehensive loss									(2,819)

Reclassification of stock-based deferred compensation	-	-	(36)	-	36	-	-	-	-

Exercise of options		1				(160)	199		40

Stock option compensation			450						450
Balances as of March 31, 2006	8,937	$89	$40,425	$183	$0	$(38,576)	$(3,592)	$(38)	$(1,509)

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)
	Three months ended March 31,
	2005	2006
Cash flows provided by (used in) operating activities:
Net loss	$(439)	$(2,808)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	52	59
Minority interests	42	--
Share in losses of Comverge	201	210
Deferred taxes	11	--
Increase (decrease) in liability for employee termination benefits	105	(128)
Loss on disposition of property and equipment	2	--
Amortization of stock-based deferred compensation	6	136
Loss on sale of Databit and contract settlement	--	2,298
Other	(7)	(3)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable, unbilled work-in process and other current and other assets	(1,817)	425
Increase in inventory	(53)	(18)
Increase (decrease) in accounts payable and other liabilities	1,397	(719)
Net cash used in operating activities	(500)	(548)
Cash flows provided by (used in) investing activities:
Release of restricted cash	--	247
Release of restricted cash (under agreement with a related party)	--	1,350
Investment in Comverge	--	(210)
Amounts funded for employee termination benefits	(6)	123
Utilization of employee termination benefits	(18)	(38)
Maturity of short-term deposits	72	--
Acquisitions of property and equipment	(98)	(42)
Proceeds from sale of property and equipment	19	--
Sale of Databit Inc. - Appendix A	--	(911)
Net cash provided by (used in) investing activities	(31)	519
Cash flows provided by (used in) financing activities:
Short-term debt borrowings (repayments), net	(70)	(52)
Proceeds from note payable to related party	250	--
Proceeds from long-term debt	76	--
Repayments of long-term debt	(83)	(38)
Proceeds from employee stock option exercises	--	40
Net cash provided by (used in) financing activities	173	(50)
Net decrease in cash and cash equivalents	(358)	(79)
Cash and cash equivalents at beginning of period	685	913
Cash and cash equivalents at end of period	$327	$834
Supplemental cash flow information:
Cash paid during the period for:
Interest	$32	$7
Income taxes	$3	$2

The accompanying notes are an integral part of these consolidated financial statements.

Appendix A
Assets/liabilities disposed of in disposition of Databit Inc. and contract settlement:
Current assets	$2,815
Non-current assets	40
Debt	(20)
Current liabilities	(1,816)
Stock compensation costs	315
Unpaid transaction costs in disposition of Databit and contract settlement	63
Other	(10)
Loss on the sale of Databit and contract settlement	$(2,298)
Net cash used in business disposition	$(911)

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Data Systems & Software Inc. (“DSSI”) and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to the Company’s prior period’s consolidated financial statements to conform to the current period’s consolidated financial statement presentation.

As further described in Note 3, in March 2006, the Company completed the sale of its subsidiary, Databit Inc. The transferred operation is reflected as a discontinued operation for all periods presented in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows.

Note 2: Financing of Operations

The $268 of working capital at March 31, 2006, included approximately $456 in the Company’s 80% owned dsIT Solutions Ltd. subsidiary (“dsIT”). Due to Israeli tax and company law constraints, as well as dsIT’s own cash flow requirements, such working capital and cash flows from dsIT’s operations are not readily available to finance US based corporate activities.

dsIT is utilizing $78 of its $340 lines of credit as of March 31, 2006. dsIT's lines of credit are denominated in NIS and bear a weighted average interest rate of the Israeli prime rate plus 2.7% per annum. The Israeli prime rate fluctuates and as of March 31, 2006 is 6.25%.

The Company has significantly reduced its corporate overhead costs as a result of the sale of Databit and the contract settlement with the Company’s former CEO. However, the Company’s available cash is not expected to be sufficient to fund its US based corporate activities for the next 12 months. The Company is exploring possible financing transactions to raise additional funds to finance its US activities. The Company’s CEO has agreed to provide up to $300 of financing to the Company over the next year to fund its US activities to the extent that it is not able to raise that amount from other sources. The available cash, together with amounts the Company intends to raise from financing transactions (from third parties or from the Company's CEO), are expected to be sufficient to fund its US activities for the next 12 months.

Note 3: Accounting Policies - Stock Based Compensation

Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. As a result, no expense was recognized for options to purchase the Company’s common stock that were granted with an exercise price equal to fair market value at the day of the grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which establishes accounting for equity instruments exchanged for services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 7 to the condensed consolidated financial statements for information on the impact of the Company’s adoption of SFAS 123R and the assumptions used to calculate the fair value of share-based employee compensation.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

The Company recognizes no income tax benefit on its stock compensation expense as it is not “more likely than not” that it will be able to utilize them to offset future income taxes.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123R for periods prior to January 1, 2006:

Three months ended March 31, 2005
Net loss as reported	$(439)
Plus: Stock-based employee and director compensation expense included in reported net loss	6
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	81
Pro forma net loss	$(514)
Net loss per share:
Basic and diluted - as reported
From continuing operations	$(0.11)
From discontinued operations	0.06
Basic and diluted loss per share as reported	$(0.05)

Basic and diluted - pro forma
From continuing operations	$(0.12)
From discontinued operations	0.06
Basic and diluted loss per share - pro forma	$(0.06)

The historical pro forma impact of applying the fair value method prescribed by SFAS 123R is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

Stock-based compensation expense included in the Company’s statements of operations was:

Three months ended March 31, 2006
Cost of sales	$19
Selling, marketing, general and administrative expenses	116
Loss on sale of discontinued operations and contract settlement	315
Total stock based compensation expense	$450

For restricted common stock, we recognize compensation expense over the vesting period for the difference between the exercise price or purchase price and the fair market value on the measurement date.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 4: Sale of Databit and Contract Settlement

On March 10, 2006 the Company entered into a Stock Purchase Agreement dated as of March 9, 2006 (the "SPA"), for the sale of all the outstanding capital stock of its Databit Inc. subsidiary ("Databit") to Shlomie Morgenstern, President of Databit and a Vice President of the Company. The transactions contemplated under the SPA, and the related transactions to which the Company, Shlomie Morgenstern and the Company’s CEO (George Morgenstern) were party, were consummated on March 10, 2006 with the approval of the Company's Board of Directors, and included the following:

(a) Termination of the Employment Agreement dated August 19, 2004 among Shlomie Morgenstern, Databit and the Company and the release of the Company from any and all liability (other than under the related stock option and restricted stock agreements which would be modified as described below) including the waiver by Shlomie Morgenstern of any and all severance or change of control payments to which he would have been entitled.

(b) Amendment of the option and restricted stock agreements between the Company and Shlomie Morgenstern to provide for acceleration of any unvested grants on the closing of the transactions and for all options to be exercisable through 18 months from the closing.

(c) The assignment to and assumption by Databit of the obligations of the Company to George Morgenstern under the Employment Agreement between the Company and George Morgenstern dated January 1, 1997, as amended (the "GM Employment Agreement") upon the following terms:

(i) Reduction of the amounts owed to George Morgenstern under the GM Employment Agreement by the lump sum payment described below and the modifications to options and restricted stock agreements described below.

(ii) A release by George Morgenstern of the Company from any and all liability and obligations to him under the GM Employment Agreement, subject to a lump sum payment of $600 (the “contract settlement”).

(d) The assumption by Databit of the Company's obligations under the Company's leases for the premises in New York City and Mahwah, New Jersey, which provide for aggregate rents of approximately $450 over the next three years.

(e) The amendment of the option agreement with George Morgenstern dated December 30, 2004 to provide for the acceleration of the 60,000 options that are not currently vested and the extension of the exercise period for all options held by George Morgenstern to the later of (i) September 2009 and (ii) 18 months after the cessation of service under the new consulting agreement described below.

(f) Execution and delivery by George Morgenstern and the Company of a new consulting agreement for a period of two years, pursuant to which George Morgenstern would serve as a consultant to the Company, primarily to assist in the management of the Company's dsIT subsidiary, which agreement provides for de minimus compensation per year plus a non-accountable expense allowance of $65 per year to cover expected costs of travel and other expenses.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

As a result of the transaction, the Company transferred the following assets and liabilities:

Assets
Cash	$185
Accounts receivable, net	2,696
Inventory and other current assets	119
Property and equipment, net	35
Other assets	5
Reduction in total assets	$3,040
Liabilities
Trade payables, accrued payroll, payroll taxes and social benefits and other current liabilities	1,816
Long-term debt	20
Reduction in total liabilities	$1,836
Excess of assets over liabilities	$1,204

The excess of assets over liabilities transferred was treated as part of the loss on the sale of Databit.

Profit and loss of the discontinued operations of Databit were as follows:

	Three months ended March 31, 2005	Period ended March 9, 2006

Sales	$5,181	$2,949
Cost of sales	4,208	2,316
Gross profit	973	633
Selling, marketing, general and administrative expenses	820	558
Income from operations	153	75
Other income	--	3
Net income before income taxes	153	78
Income taxes	15	--
Net income from discontinued operations	$138	$78

As a result of the transaction, the Company recorded a loss of $2,298. In addition, cash in the amount of $1,350, which had previously been restricted with respect to the GM Employment Agreement, was no longer restricted. Subsequent to the first quarter of 2006, the Company no longer has any activity in its Computer Hardware segment.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

The loss of the sale of Databit and contract settlement is comprised of the following:

Excess of assets over liabilities transferred	$1,204
Contract settlement costs	600
Stock compensation expense	315
Professional fees and other transaction costs	179
Total loss on the sale of Databit and contract settlement	$2,298

Note 5: Investment in Comverge

The change in the Company’s Comverge investment, during the three months ended March 31, 2006 is as follows:

	Common stock	Preferred stock	Provision for unrecognized losses	Net investment in Comverge
Balances as of December 31, 2005	$(1,824)	$(64)	$64	$(1,824)
Additional investment in Preferred stock	--	210	--	210
Equity loss in Comverge	--	(187)	(13)	(210)
Balances as of March 31, 2005	$(1,824)	$(41)	$41	$(1,824)

During the first quarter of 2006, the Company recorded an additional $210 investment in Comverge’s Series C Preferred Stock. As result of the investment, the Company maintained its preferred stock holdings at approximately 7%. In addition, the Company also owns approximately 76% of Comverge’s common shares. As a result of the investment, the Company immediately recognized its December 31, 2005 balance for its provision for unrecognized losses in Comverge of $64 and an additional $146 as its 7% equity share of Comverge’s losses for the first quarter of 2006.

As the Company’s share of losses attributable to its Comverge preferred stock has equaled its investment in Comverge’s preferred stock, the Company ceased recording equity losses in Comverge. In the future, equity income will be recorded to the Company’s preferred stock investment only once Comverge’s equity reaches the level it was when the Company ceased recording equity losses. As at March 31, 2006, the Company has a provision for unrecognized losses in Comverge of $41. As at March 31, 2006, the Company will record equity income from its preferred investment in Comverge, if and when Comverge’s records net income in excess of approximately $609. Equity income from the Company’s preferred investment may be recorded up to the Company’s original $3,854 preferred share investment in Comverge, and thereafter to its investment in Comverge’s common shares, of which the Company currently owns approximately 76%.

Note 6: Goodwill and Other Intangible Assets

There were no acquisitions or impairments of goodwill recorded during the three-month period ended March 31, 2006.

The Company’s amortizable intangible assets consisted of software licenses, with a gross carrying amount of $224 and accumulated amortization of $143 and $153, as of December 31, 2005 and March 31, 2006, respectively. All intangibles assets are being amortized over their estimated useful lives, which averaged five years and the amortization expense for each of the three months ended March 31, 2005 and 2006 amounted to $8 and $10, respectively. Amortization expense of the remaining balance of these assets, for the years ending March 31, 2007, 2008, 2009 and 2010, is estimated to be $36, $21, $6 and $2, respectively.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 7: Stock Based Compensation

(a)	Stock Option Plans

The Company’s stock option plans provide for the grant to officers, directors and other key employees of options to purchase shares of common stock at not less than 85% of the market value of the Company’s common stock on the date of grant. The purchase price must be paid in cash. Each option is exercisable for one share of the Company’s common stock. All options expire within five to ten years from the date of the grant, and generally vest over a two to three year period from the date of the grant. As of March 31, 2006, the only remaining, unexpired, stock option plan is the 1994 Outside Director Stock Plan. This plan currently has 405,000 shares available for grant.

A summary of stock option activity for the three months ended March 31, 2006 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,575,355	$2.48
Granted at market price	75,000	$2.65
Granted at discount to market price	400,000	$2.13
Exercised	(43,333)	$0.91		$47
Forfeited or expired	(18,337)	$5.81
Outstanding at March 31, 2006	1,988,665	$2.46	3.0 years	$1,870
Exercisable at March 31, 2006	1,387,818	$2.68	2.3 years	$1,366

The weighted average grant date fair value of stock options granted during the first quarter of 2006 was $2.11 per share based on the assumptions below.

The fair value options granted during the three months ended March 31, 2006 periods was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	106%
Expected term (years)	3.5 years
Risk free interest rate	4.7%
Expected dividend yield	0.0%

The Company estimated volatility by considering historical stock volatility. The expected term of options granted is based on management’s estimate since the Company’s history of option exercises is too brief to have established historical rates. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. Additionally, the Company expects no dividends to be paid. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the three months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

In connection with the stock option exercises during the three months ended March 31, 2006, the Company received proceeds of $40.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

(b) Restricted Stock

In August 2004, the CEO of Databit received a restricted stock grant of 95,000 shares of common stock of the Company, which were to vest one third on each of the second, third and fourth anniversaries of the grant. The Company recognized deferred compensation of $68 with respect to the restricted stock grant recognized compensation expense on a straight-line basis over the year vesting period for the grant. At January 1, 2006, $36 of deferred compensation remained to be amortized. As a result of the sale of Databit, all the restricted shares immediately vested and all remaining deferred compensation was recognized as expense. During the three months ended March 31, 2006, the Company recognized $5 of deferred compensation expense in selling, marketing, general and administrative expenses and $31 as part of the loss on the sale of discontinued operations and contract settlement.

As of March 31, 2006, the Company had no remaining unrecognized compensation costs related to non-vested restricted stock.

Note 8: Warranty Provision

The Company grants its customers one-year product warranty. No provision was made in respect of warranties based on the Company’s previous history.

Note 9: Bank Settlement Agreement

In March 2006, the Company reached a settlement agreement with an Israeli Bank (the “Bank”)with respect to its claims against the Bank and the Bank’s Counterclaims. The Bank will return to the Company approximately $94, plus interest and CPI adjustments, of attorney fees and court costs. As a result of the settlement agreement, the accrued loss for contingent performance of bank guarantees of $410 was reversed and the $247 collateralized portion of these guarantees (shown as restricted cash at December 31, 2005) are no longer classified as restricted cash. The Company recorded other income of $330 in the first quarter of 2006 as a result of the settlement agreement.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 10: Segment Information

As a result of the sale of Databit and the change in management in the Company, the Company has redefined its reported operating segments. The Company’s current operations are based upon two operating segments:

•	RT Solutions whose activities are focused on two areas - naval solutions and other real-time and embedded hardware & software development.
•
IT Solutions whose activities are comprised of the Company’s OncoPro™ solution state of the art chemotherapy package for oncology and hematology departments and EasyBill™, an easy-to-use, end-to-end, modular customer care and billing system designed especially for small and medium-sized enterprises with large and expanding customer bases.

Prior year segment disclosures have been conformed to the new segment presentation.

	RT Solutions	IT Solutions	Other (*)	Total
Three months ended March 31, 2006:
Revenues from external customers	$633	$285	$55	$973
Intersegment revenues	--	--	--	--
Segment gross profit	170	47	11	228
Segment loss	(57)	(58)	(2)	(117)
Three months ended March 31, 2005:
Revenues from external customers	$830	$325	$4	$1,159
Intersegment revenues	--	--	--	--
Segment gross profit	291	74	4	369
Segment income (loss)	73	(37)	3	39
_______________

(*) Represents operations in Israel that did not meet the quantitative thresholds of SFAS No. 131.

Reconciliation of Segment Income (Loss) to Consolidated Net Loss

	Three months ended March 31,
	2005	2006
Total loss for reportable segments	$36	$(115)
Other operational segment income (loss)	3	(2)
Total operating income (loss)	39	(117)
Minority interests	(42)	--
Share of losses in Comverge	(201)	(210)
Net loss of corporate headquarters and other unallocated costs	(727)	(261)
Net loss from continuing operations	(931)	(588)
Discontinued operations	492	78
Loss on sale of discontinued operations and contract settlement	--	(2,298)
Total consolidated net loss	$(439)	$(2,808)

DATA SYSTEMS & SOFTWARE INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview and Trend Information

In March 2006, we sold our Databit computer hardware sales company to Shlomie Morgenstern, President of Databit and our former Vice President, in exchange for the release of DSSI from obligations relating to our former CEO’s consulting agreement and various lease obligations. As part of the agreement, we agreed to pay our former CEO $600,000 at closing and pay certain costs for Databit. In addition, cash, which had previously been restricted with respect to our former CEO’s employment agreement, is no longer restricted. As a result of the transaction, we recorded a loss of approximately $2.3 million. Subsequent to the first quarter of 2006, we will no longer have any activity in our computer hardware segment.

As a result of the abovementioned sale and a concurrent change in management, we have redefined our reporting operating segments. During the periods included in this report, we operated in two reportable segments: RT Solutions and IT Solutions. The following analysis should be read together with the segment information provided in Note 10 to the interim unaudited consolidated financial statements included in this quarterly report, which information is hereby incorporated by reference into this Item 2.

RT Solutions

Segment revenues decreased moderately in the first quarter of 2006 as compared to the fourth quarter of 2005. Despite the decreased revenues, we have been successful in maintaining this segment’s gross profit margin. During the first quarter of 2006, we have been able to increase this segment’s backlog by more than $300,000. We are continuing our discussions for strategic alliances for marketing our sonar solutions. We believe that sonar technology solutions will be the primary source of this segment’s future growth and profitability although we do not believe we will see significant revenues from a new naval solutions project prior to the third or fourth quarters of 2006.

IT Solutions

Segment revenues and gross profit margins decreased significantly in the first quarter of 2006 as compared to the fourth quarter of 2005. This is due to a non-recurring EasyBill™ license sale of $145,000 in the fourth quarter of 2005. Revenues and gross profit margins continue to be hurt by the slow-down in the progress of an EasyBill™ project. We have begun investing resources in order to adapt our OncoPro™ solutions software to the US market. We are also continuing our discussions for a beta-site in the US and strategic alliances for marketing and obtaining additional investment for our OncoPro™ solutions. We believe that our OncoPro™ solutions will be the primary source of this segment’s future growth and profitability

Comverge

Although we no longer control Comverge, we have invested in it significantly and it continues to have a material effect on our strategic planning. During the first quarter of 2006, Comverge had an additional round of private equity financing. As a result of the most recent financing round, in which we participated at a cost of $210,000, we currently own approximately 7% of Comverge’s preferred shares and 76% of its common shares, representing approximately 24% of its total equity.

Corporate

During the first quarter of 2006, we sold our Databit computer hardware company, settled our long-term employment contract with our former CEO by making a one-time settlement payment and appointed a new CEO. We anticipate having significantly reduced corporate expenses in our current corporate structure. We are attempting to raise additional funds by way of a private placement. Should we be successful, we will begin to evaluate different restructuring, acquisitions or mergers and/or other strategic alternatives.

New Accounting Standards

On January 1, 2006, the we adopted SFAS No.123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under the Employee Stock Purchase Plan, based on estimated fair values. We elected to use the modified prospective transition method; therefore prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

As a result of adopting SFAS 123R on January 1, 2006, our net loss for the three month period ended March 31, 2006, is $414 greater than had we continued to account for stock-based compensation under APB No. 25. Basic and diluted loss per share from continuing operations, from discontinued operations and net loss for the three month period ended March 31, 2006 would have been $0.02, $0.03 and $0.05 less, respectively, had we not adopted SFAS 123R, compared to reported basic and diluted loss per share from continuing operations, from discontinued operations and net loss of $0.10, $0.27 and $0.37, respectively.

See Note 7 to the condensed consolidated financial statements for information on the impact of our adoption of SFAS 123R and the assumptions used to calculate the fair value of share-based employee compensation.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three months ended March 31, 2005 and 2006, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. Since we sold our Databit business in March 2006, the activity in this business has been reclassified and consolidated on one line as net income from discontinued operations, after tax.

	Three months ended March 31,				Change from
	2005		2006		2005 to 2006
	($,000)	% of sales	($,000)	% of sales	%
Sales	$1,159	100%	$973	100%	(16)%
Cost of sales	790	68	745	77	(6)
Gross profit	369	32	228	23	(38)
R&D expenses	9	1	26	3	189
SMG&A expenses	1,038	90	922	95	(11)
Operating loss	(678)	(58)	(720)	(74)	6
Interest income (expense), net	(22)	(2)	15	(2)	(168)
Other income , net	10	1	329	34	3170
Loss before taxes on income	(690)	(60)	(376)	(39)	(45)
Taxes on income	(2)	0	2	0	(200)
Loss from operations of the Company and its consolidated subsidiaries	(688)	(59)	(378)	(39)	(45)
Share in losses of Comverge	(201)	(17)	(210)	(22)	5
Minority interest	(42)	(4)	--	--	(100)
Net loss from continuing operations	(931)	(80)	(588)	(61)	(37)
Net income from discontinued operations, net of tax	492	42	78	8	(84)
Loss on sale of discontinued operations and contract settlement	--	--	(2,298)	(236)
Net loss	$(439)	(38)	$(2,808)	(289)	540%

Sales. Sales in the first three months of 2006 decreased by $0.2 million or 16% from $1.2 million in the first quarter of 2005 to $1.0 million in the first quarter of 2006. The decrease was primarily attributable to a decrease in RT Solutions segment sales due to the substantial completion in fiscal year 2005 of a significant naval sonar project.

Gross profit. The decrease in gross profits in the first quarter of 2006, as compared to the first quarter of 2005, was attributable to both the overall decrease in sales and the inclusion in the 2005 period of significant sales from the previously mentioned naval sonar project which had a relatively high gross profit margin.

Selling, marketing, general and administrative expenses (“SMG&A”). SMG&A in the first three months of 2006 decreased by $0.1 million or 11% as compared to the first three months of 2005. This decrease was due primarily to a reduction in expenses in our dsIT subsidiary. That reduction was partially offset by $0.1 million of stock option compensation expense recorded in 2006 with respect to SFAS 123R stock compensation expense recognition.

Other income (expense), net. In the first quarter of 2006, we reached a settlement agreement with an Israeli bank with respect to our claims against the bank and the bank’s counterclaim against us. As a result of the settlement agreement, we recorded income of $0.3 million, net of legal expenses.

Share of losses in Comverge. In the first quarter of 2006, we recognized $0.2 million in previously unrecognized and current losses of our Comverge equity affiliate offsetting our additional investments during the quarter in that amount in Comverge preferred stock. In the future, if Comverge begins to show profit, after it has reached the level of equity at which we ceased recording equity losses, we will record 7% of that income as equity income to our preferred investment up to our original $3.8 million preferred share investment, and thereafter to our investment in Comverge’s common shares, of which we currently own approximately 76%.

Net income from discontinued operations, net of tax.  The results as reported reflect the sale of Databit. Under applicable accounting principles, the results of this business have been reclassified in the current period and for all prior periods as a discontinued operation. The condensed results of this business are presented in each of the current and comparative period as net income from discontinued operations.

The results for the first quarter of 2005 include the condensed results of Databit as well as the condensed results of our outsourcing consulting services business in Israel, which was sold in August 2005. The decrease in net income from discontinued operations in the 2006 period as compared to the 2005 period was primarily due to the inclusion in the 2005 period of the results of the outsourcing consulting services business.

Loss on sale of discontinued operations and contract settlement, net of tax. This loss resulted from the sale of our Databit computer hardware company and contract settlement with our former CEO during the first quarter of 2006.

Liquidity and Capital Resources

As of March 31, 2006, we had working capital of $0.3 million, including $0.8 million of cash and cash equivalents. Net cash used in the first quarter of 2006 was $0.1 million. Net cash of $0.5 million was used in operating activities during the first quarter of 2006. The net loss for the three-month period ended March 31, 2006 of $2.8 million was primarily due to the $2.3 million loss on our sale of our Databit computer hardware company, the contract settlement with our former CEO, and corporate expenses of $0.5 million of which $0.1 million was related to stock option compensation. The primary use of cash in operating activities during the first quarter of 2006 was $0.2 million of cash used by Databit in the period up to its sale and reductions in accounts payable and other liabilities in excess of the decrease in accounts receivables, unbilled work-in-process and other current and non-current assets of $0.3 million. Net cash of $0.5 million was provided by investing activities primarily from the release of previously restricted cash balances of $1.6 million, less cash used in the sale of our Databit computer hardware company and contract settlement with our former CEO totaling $0.9 million.

Of our total working capital, on March 31, 2006, $0.5 million was in our majority owned dsIT subsidiary. Due to Israeli tax and company law constraints as well as dsIT’s own working capital requirements, such working capital and cash flows from dsIT’s operations are not readily available to finance U.S. corporate activities.

As of April 30, 2006 the Company’s wholly owned US operations (i.e., excluding dsIT and Comverge) had an aggregate of $0.5 million in cash and cash equivalents, reflecting a $0.3 million decrease from the balance as of December 31, 2005.

We have significantly reduced our corporate overhead costs as a result of the sale of Databit and the contract settlement with the Company’s former CEO. However, our available cash is not expected to be sufficient to fund its US based corporate activities for the next 12 months. The Company is exploring possible financing transactions to raise additional funds to finance its US activities. The Company’s CEO has agreed to provide up to $300 of financing to the Company over the next year to fund its US activities to the extent that it is not able to raise that amount from other sources. We expect the available cash, together with amounts we intend to raise from financing transactions (from third parties or from our CEO), to be sufficient to fund its US activities for the next 12 months.

Contractual Obligations and Commitments

Our contractual obligations and commitments at March 31, 2006, excluding certain severance arrangements described below, principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and potential severance obligations to Israeli employees and are set forth in the table below.

	Cash Payments Due During Year Ending March 31,
	(amounts in thousands)
Contractual Obligations	Total	2007	2008-2009	2010-2011	2012 and thereafter
Long-term debt	$133	$133	$--	$--	$--
Operating leases (1)	1,701	660	917	124	--
Potential severance obligations to Israeli employees (2)	2,137	--	--	--	2,137
Purchase commitments	--	--	--	--	--
Total contractual cash obligations	$3,971	$793	$917	$124	$2,137

We expect to finance these contractual commitments from cash on hand and cash generated from operations.

(1) As part of the sale of our Databit computer hardware subsidiary, we assigned all of the US leases to Databit and after the first quarter of 2006 will no longer have rental expense for facilities in the US. However, the landlords of the properties have not yet consented to the assignments and we therefore continue to be contingently liable on these leases, which have an annual cost of approximately $120,000 until November 2008. Such costs are included in the table above. Databit has agreed to indemnify us for any liability in connection with these leases. Under the terms of the sale agreement with Databit, we continue to house certain corporate headquarter functions in Mahwah, New Jersey. Under a transition services arrangement, we have agreed to pay Databit $20,000 per year for the continued use of the Mahwah premises and various administrative services.

  (2) Under Israeli law and labor agreements, dsIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and ending salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of March 31, 2006, we accrued a total of $2.1 million for potential severance obligations of which approximately $1.4 million was funded with cash to insurance companies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit incurred to finance our operations in Israel, currently approximately $80,000. Additionally, our monetary assets and liabilities (net asset of approximately $0.2 million) in Israel are exposed to fluctuations in exchange rates. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or foreign currency exchange rate exposures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits.

10.1
Stock Purchase Agreement dated as of March 9, 2006 by and between Shlomie Morgenstern, Databit Inc., and Data Systems & Software Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2006 (the “2006 8-K”)).

10.2
Termination and Release Agreement dated as of March 9, 2006 by and between Shlomie Morgenstern and Data Systems & Software Inc. (incorporated herein by reference to Exhibit A to Exhibit 10.1 to the 2006 8-K).

10.3
Amendment Agreement to GM Employment Agreement dated as of March 9, 2006 by and between George Morgenstern and Data Systems & Software Inc. (incorporated herein by reference to Exhibit B to Exhibit 10.1 to the 2006 8-K).

10.4
Amendment Agreement to Purchaser Option Agreements and Restricted Stock Award Agreement dated as of March 9, 2006 by and between Shlomie Morgenstern and Data System’s & Software Inc. (incorporated herein by reference to Exhibit C to Exhibit 10.1 to the 2006 8-K).

10.5
Amendment Agreement to GM Option Agreements and Restricted Stock Agreement dated as of March 9, 2006 by and between George Morgenstern and Data System’s & Software Inc. (incorporated herein by reference to Exhibit D to Exhibit 10.1 to the 2006 8-K).

10.6	Consulting Agreement dated as of March 9, 2006 by and between George Morgenstern and Data Systems & Software Inc. (incorporated herein by reference to Exhibit E to Exhibit 10.1 to the 2006 8-K).
10.7	Form of Consent Agreement (incorporated herein by reference to Exhibit F to Exhibit 10.1 to the 2006 8-K.).
10.8	Form of Indemnification Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 14, 2006).
10.9	Assignment and Assumption of Office Lease dated as of March 10, 2006 by and between Databit Inc. and Data Systems & Software Inc.
10.10	Non-Plan Stock Option Agreement dated as of March 27, 2006 by and between Elihu Levine and Data Systems & Software Inc.
10.11	Non-Plan Stock Option Agreement dated as of March 27, 2006 by and between Samuel Zentman and Data Systems & Software Inc.

10.12	Non-Plan Stock Option Agreement dated as of March 27, 2006 by and between Shane Yurman and Data Systems & Software Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.

DATA SYSTEMS & SOFTWARE INC.

Date: May 19, 2006	By:	/s/ Michael Barth
Michael Barth
Chief Financial Officer