Form 10-K/A
period 2005-12-31
DATA SYSTEMS & SOFTWARE INC
filed 2006-06-01
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-K ON

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

As of May 23, 2006 there were 8,162,024 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

DATA SYSTEMS & SOFTWARE INC.
AMENDMENT NO. 1 ON FORM 10-K/A
TO ANNUAL REPORT ON FORM 10-K

i

EXPLANATORY NOTE:

The purpose of this amendment on Form 10-K/A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, is to amend Part III to include the information required therein.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors, Executive Officers and Key Managers

Set forth below is certain information concerning our directors, executive officers and key managers. All of our directors stand for election at each Annual Meeting of Stockholders to serve until the following Annual Meeting of Stockholders or until their successors are elected and qualified.

Name	Age	Position

John A. Moore	41	Director, President and Chief Executive Officer; and director of our Comverge, Inc. equity affiliate (“Comverge”)
George Morgenstern	72	Director and Chairman of the Board; and Chairman of the Board of our dsIT Solutions Ltd. subsidiary (“dsIT”).
Samuel M. Zentman	60	Director, Member of Audit Committee
Elihu Levine	74	Director, Member of Audit Committee
Shane Yurman	59	Director, Chairman of Audit Committee
Jacob Neuwirth	58	Chief Executive Officer and President of dsIT
Michael Barth	45	Chief Financial Officer and Chief Financial Officer of dsIT

John A. Moore has been a director and President and Chief Executive Officer of our Company since March 2006. Mr. Moore also serves as a director of Comverge. Mr. Moore is the President and founder of Wilmington Scientific and of Edson Moore Healthcare Ventures, which he founded to acquire $150 million of drug delivery assets from Elan Pharmaceuticals in 2002. Mr. Moore was Chairman and EVP of ImaRx Therapeutics from February 2004 to February 2006 and Chairman of Elite Pharmaceuticals from February 2003 to October 2004. He is currently Chairman of Optimer, Inc. and a member of the Board of Directors of AGI Dermatics, Voltaix, Inc. and Medihut.

George Morgenstern has been Chairman of our Board since June 1993, and was our President and Chief Executive Officer from our incorporation in 1986 until March 2006. Mr. Morgenstern also serves as Chairman of the Board of dsIT. Mr. Morgenstern served as a member of the Board of Directors of Comverge October 1997 to March 2006 and as Chairman until April 2003.

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

Michael Barth has been our Chief Financial Officer and the Chief Financial Officer of dsIT since December 2005. For the six years prior, he served as Deputy Chief Financial Officer and Controller of dsIT. Mr. Barth is a Certified Public Accountant in both the U.S. and Israel and has 18 years of experience in public and private accounting.

Audit Committee

We have an Audit Committee that was established by our Board of Directors for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements by our independent auditors. The members of the Audit Committee are Messrs. Yurman (Chairman), Zentman and Levine. Each of the members of the Audit Committee meets the independence and experience requirements of both the SEC and the Nasdaq Marketplace Rules.

Audit Committee Financial Expert

Our Board has determined that Mr. Shane Yurman, the Chairman of our Audit Committee, is an “audit committee financial expert” as defined in Item 401(h)(2) of Regulation S-K. Mr. Yurman is independent in accordance with SEC and Nasdaq rules.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2005 all applicable filing requirements were complied with by our executive officers and directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions. Our code of ethics is incorporated by reference as an exhibit to this Annual Report.

Item 11. Executive Compensation

The following table sets forth for the periods indicated information concerning the compensation of our Chief Executive Officer and the four other officers who received in excess of $100,000 in salary and bonus during 2005 (the “named executive officers”):

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards			All Other Compensation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)		Restricted Stock Awards ($)	Securities Underlying Options (#)
George Morgenstern	2005	241,845	--		--	--		87,645	(1)
Chief Executive Officer	2004	241,396	13,712		--	180,000		101,550
	2003	464,250	--		--	--		177,825

Yacov Kaufman	2005	183,976	--		--	30,000	(2)	194,221	(3)
Chief Financial Officer	2004	183,839	13,711		--	75,000		51,239
	2003	182,942	--		--	--		49,901

Shlomie Morgenstern	2005	250,000	77,905	(4)	--	--		30,840	(5)
Vice President	2004	258,432	181,035		67,450	305,000		21,990
	2003	210,800	50,000		--	--		14,045

Jacob Neuwirth	2005	264,342	--		--	--		31,339	(6)
Chief Executive Officer	2004	220,369	1,162		--	--		35,572
and President of dsIT	2003	154,963	83,694		--	--		44,290

(1)
Consists of (i) $60,508 in contributions to a non-qualified retirement fund, (ii) $19,105 in life insurance premiums, (iii) $5,000 in director’s fees and (iv) $3,032 imputed value of automobile fringe benefits.

(2)	Represents shares of common stock underlying options granted to Yacov Kaufman as described below.
(3)
Consists of $50,277 of contributions to severance and pension funds and automobile fringe benefits and $143,944 of severance and parachute payments as a result of the termination of his employment. Contributions to severance and pension funds are made on substantially the same basis as those made on behalf of other Israeli executives.

(4)	Consists of (i) $77,905 cash bonus earned with respect to 2005 under the terms of Shlomie Morgenstern’s employment agreement.
(5)	Consists of (i) $19,231 for accrued vacation (ii) ) $9,007 in insurance premiums and (iii) $2,602 imputed value of automobile fringe benefits.
(6)
Consists of contributions to severance and pension funds and automobile fringe benefits. Contributions to severance and pension funds are made on substantially the same basis as those made on behalf of other Israeli executives.

The following tables summarize (i) the options granted in 2005 to the executive officers named in the Summary Compensation Table above, (ii) the potential value of these options at the end of the option term assuming certain levels of appreciation of our common stock, (iii) the number of shares acquired by such named executive officers upon the exercise of options in 2005 and the value realized thereon, and (iv) the number and value of all options held by such executive officers at the end of 2005:

OPTION/SAR GRANTS IN 2005
	Individual Grants(1)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms(2)
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year (%)	Base Price ($/Share)	Exercise or Expiration Date	5% ($)	10% ($)
Yacov Kaufman	30,000(3)	100%	$1.80	12/31/06	2,700	5,400

(1)	We did not grant any stock appreciation rights (SARs) in 2005.
(2)
The dollar amounts under these columns are the result of calculations at the 5% and 10% compounded annual appreciation rates prescribed by the SEC and, therefore, are not intended to forecast possible future price appreciation, if any, of our common stock.

(3)	The options were originally granted on April 12, 1999 and were amended on December 31, 2005, in connection with Mr. Kaufman’s severance, to extend the exercise period.

AGGREGATED OPTION EXERCISES IN 2005
AND FISCAL YEAR END STOCK OPTION VALUES

	Number of Shares		Number of Securities		Value of Unexercised
	Acquired Upon	Value Realized	Underlying Unexercised		In-the-Money
Name	Exercise (#)	($)	Options At Year End (#)		Options ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
George Morgenstern	--	--	320,000	60,000	86,400	43,200
Yacov Kaufman	--	--	232,500	37,500	27,000	27,000
Shlomie Morgenstern	--	--	47,500	305,000	--	280,600

(1)	Based on the closing price for our common stock on December 31, 2005 of $1.63 per share.

Compensation of Directors

Each of our directors is generally paid $1,000 for each Board or committee meeting which he attends (except if a committee meeting is held on the same day as a Board meeting) and is reimbursed for associated out-of-pocket expenses. Mr. Kerbs, Dr. Zentman and Mr. Levine are each paid $6,000 per annum plus meeting fees in connection with their service on the Board (and in the case of Mr. Levine and Dr. Zentman, on the Audit Committee). Mr. Yurman is paid $24,000 per annum plus meeting fees for his service on the Board and as Chairman of the Audit Committee. In 2005, Mr. Kerbs was paid a total of $6,000, Mr. Yurman was paid a total of $30,000, Mr. Levine was paid a total of $10,000, Dr. Zentman was paid a total of $13,000, and Mr. Morgenstern was paid a total of $5,000 in connection with their respective service on the Board and the Audit Committee.

Our 1994 Stock Option Plan for Outside Directors provides for awards of non-qualified options to our directors who are not also employed by us or any of our affiliates and who meet certain other eligibility criteria. Pursuant to the plan, (i) upon first election or appointment to the Board of Directors, each newly elected or appointed eligible director is granted an option to purchase 7,500 shares of our common stock and (ii) immediately following each of our Annual Meetings of Stockholders, each eligible director will generally be granted an option to purchase 7,500 shares of our common stock. Options granted under the plan have an exercise price per share equal to the fair market value of our common stock on the date of issuance and are exercisable beginning on the first anniversary of the date of the grant until the earliest of (i) ten years from the date of grant, (ii) one year from the date on which an optionee ceases to be an eligible director and (iii) 90 days after the date on which the optionee ceases to be a director. The maximum number of shares of our common stock in respect of which awards may be granted under the plan is 400,000, of which 325,000 non-expired options are currently outstanding.

Compensation Committee Interlocks and Insider Participation

All matters related to the compensation of executive officers, including the Chief Executive Officer, are acted upon by the full Board of Directors.

In 2005, George Morgenstern served both as the Chairman of our Board and as President and Chief Executive Officer. No member of the Board of Directors who was also one of our officers participated in any deliberations of the Board of Directors or any committee thereof relating to his own compensation or to the compensation of any person to whom he is related. Except as described in the preceding sentence, each member of the Board of Directors participated in the deliberations of the Board of Directors concerning executive officer compensation in 2005. During 2005, George Morgenstern engaged in transactions with us in which he was deemed to have an interest. For further information regarding these transactions please see “Item 13. Certain Relationships and Related Transactions” below.

Employment Arrangements

John A. Moore became our President and Chief Executive Officer in March 2006. He does not yet have a formal employment contract and is being compensated at the rate of $120,000 per annum as approved by the Board of Directors. The Board also approved grants to Mr. Moore of an option to purchase 200,000 shares of our Common Stock at an exercise price of $2.00 per share, vesting on September 30, 2006 and expiring on March 31, 2011, and an option to purchase 200,000 shares of our Common Stock at an exercise price of $2.25 per share, vesting on March 30, 2009 and expiring on March 31, 2011; both subject to certain accelerated vesting provisions.

Through March 2006 George Morgenstern served as our Chairman, President and Chief Executive Officer pursuant to an employment agreement dated as of January 1, 1997, as amended by the First Amendment to Employment Agreement dated as of May 17, 2001, the Second Amendment to Employment Agreement dated as of March 13, 2002, the Third Amendment to Employment Agreement dated as of December 30, 2004 and a Letter Agreement dated as of March 16, 2005 (collectively, the “GM Employment Agreement”).

On March 10, 2006 Mr. Morgenstern entered into an Amendment and Assignment of Employment Agreement with us in connection with the sale of our Databit subsidiary pursuant to which Databit assumed all remaining obligations under the GM Employment Agreement, subject to a lump sum payment by us of $600,000 to Mr. Morgenstern. In connection with the Amendment and Assignment, Mr. Morgenstern releases us from any further obligations under the GM Employment Agreement. Mr. Morgenstern has been retained as a consultant, presently engaged as Chairman of our Board, by way of a Consulting Agreement between himself and the Company dated March 10, 2006. Such agreement provides for the payment of an annual consulting payment of $1.00, the assumption by Mr. Morgenstern of the remainder of the payments due under an auto loan after the one-time payment of $25,000 by the Company towards such loan, and a non-accountable expense allowance of $65,000 per year. For further information, see “Item 13. Certain Relationships and Related Transactions” below.

Through March 2006, Shlomie Morgenstern served as the Chief Executive Officer and President of Databit and as our Vice President-Operations pursuant to an employment agreement dated as of August 19, 2004 (the “SM Employment Agreement”). The SM Employment Agreement provided for a four year initial term and subsequent one year renewal terms (unless either party gave notice of non-renewal within 90 days prior to the end of the initial term or a renewal term).

In March 2006, in connection with the sale of Databit, Shlomie Morgenstern’s employment with us was terminated pursuant to a termination and release agreement. Pursuant to that agreement, Shlomie Morgenstern agreed to the termination of his employment with us and released us from any future liabilities stemming from the SM Employment Agreement, including the release from any severance obligations. For further information, see “Item 13. Certain Relationships and Related Transactions” below.

Yacov Kaufman served as Vice President and Chief Financial Officer of the Company and as Executive Vice President and Chief Financial Officer of dsIT until November 2005 pursuant to an employment agreement dated as of January 1, 1999, as amended by the Amendment to Employment Agreement dated as of June 1, 2002, which provided for a salary of $200,000. Mr. Kaufman resigned as an officer effective November 30, 2005.

Under the terms of the employment agreement with Mr. Kaufman, we were obligated to make certain payments to fund in part our severance obligations to him. We were required to pay Mr. Kaufman an amount equal to 150% of his last month's salary multiplied by the number of years (including partial years) that Mr. Kaufman worked for us. This severance obligation, which is customary for executives of Israeli companies, was to be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to Mr. Kaufman’s employment agreement. In addition, the agreement with Mr. Kaufman provided for an additional payment equal to six times his last month’s total compensation, payable at the end of his employment with us. As of December 31, 2005, the unpaid portion of these payments was $277,000. Payments of the balance of funds due to Mr. Kaufman were made in January 2006. In December 2005 we modified the terms of options to purchase 30,000 shares of common stock previously granted to Mr. Kaufman to allow their exercise until December 2006.

Jacob Neuwirth serves as President and Chief Executive Officer of dsIT pursuant to an employment agreement dated as of December 16, 2001. Mr. Neuwirth’s employment agreement provides for a base salary which is denominated in Israeli Consumer Price Index linked NIS, equivalent to $175,000 per annum. Mr. Neuwirth is entitled to a salary increase if dsIT achieves certain performance targets. In addition to his base salary, Mr. Neuwirth is entitled to receive a bonus payment equal to 5% of dsIT’s net profit before tax. Six months advance notice of termination is required by either party to the agreement and if terminated, Mr. Neuwirth is entitled to an additional payment equal to six times his last month’s total compensation.

Under his employment agreement, Mr. Neuwirth is entitled to a loan of up to $100,000 from dsIT. As of December 31, 2005 the loan balance plus accrued interest which is denominated in linked NIS, bears interest at 4% and has no fixed maturity date, had an outstanding balance of $104,000.

The stock option agreements with our executive officers generally provide for accelerated vesting in the event we have a change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and the notes thereto set forth information, as of May 23, 2006 (except as otherwise set forth herein), concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of Common Stock by (i) each director of the Company, (ii) each of the executive officers of the Company named in the Summary Compensation Table under “Executive and Director Compensation,” (iii) all executive officers and directors of the Company as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of Common Stock:

Name and Address of Beneficial Owner(1)(2)	Number of Shares of Common Stock Beneficially Owned(2)		Percentage of Common Stock Outstanding (2)
George Morgenstern	474,554	(3)	5.6%
Howard Gutzmer 5550 Oberlin Drive San Diego, CA 92121	647,328	(4)	7.9%
Elihu Levine	90,970	(5)	1.1%
Shane Yurman 127 Route 59 Monsey, NY 10952	41,000	(6)	*
Samuel M. Zentman	32,500	(7)	*
Shlomie Morgenstern	454,500	(8)	5.3%
Yacov Kaufman	162,666	(9)	2.0%
Jacob Neuwirth	57,870	(10)	*
John A. Moore	577,431	(11)	7.1%
Michael Barth	5,666	(9)	*
All executive officers and directors of the Company as a group (7 people)	1,279,991		14.78%
____________
* Less than 1%

(1)	Unless otherwise indicated, business address is in care of the Company.

(2)
Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date which such person has the right to acquire within 60 days after such date. Percentage information is based on 8,162,024 shares outstanding as of May 23, 2006.

(3)
Consists of (i) 45,115 shares held by Mr. Morgenstern, including 20,000 shares received by Mr. Morgenstern pursuant to a restricted stock grant which have fully vested, (ii) 380,000 currently exercisable options held by Mr. Morgenstern, and (iii) 49,439 shares owned by Mr. Morgenstern’s wife.

(4)
Based on information in Amendment No. 1 to Schedule 13D filed on January 26, 2006. Consists of (i) 500, 317 shares owned by the Gutzmer Family Trust, of which Mr. Gutzmer is a co-trustee; (ii) 73,450 shares held in an IRA for Mr. Gutzmer’s wife, with Mr. Gutzmer as Custodian; (iii) 13,756 shares owned by a corporation of which Mr. Gutzmer is an executive officer, director and principal shareholder.

(5)
Consists of (i) 40,000 shares owned by Mr. Levine and his wife in a joint account, (ii) 1,180 shares held in an IRA of Mr. Levine, (iii) 8,000 shares owned by Mr. Levine’s wife, (iv) 1,790 shares held in an IRA of Mr. Levine’s wife, (v) 15,000 currently exercisable options held by Mr. Levine and (vi) 25,000 options that will vest on the date of the next held annual meeting.

(6)	Consists of (i) 1,000 shares owned by Mr. Yurman, (ii) 15,000 currently exercisable options, and (iii) 25,000 options that will vest on the date of the next held annual meeting.

(7)	Consists of 7,500 vested options and 25,000 options that will vest on the date of the next held annual meeting.

(8)	Consists of (i) 102,000 shares, which includes 100,000 shares received as a restricted stock grant which have fully vested and (ii) 352,500 currently exercisable options.

(9)	Consists of currently exercisable options.

(10)	Consists of shares held Mr. Neuwirth.

(11)	Includes the right to vote, by irrevocable proxy, 196,554 shares held by George Morgenstern, Florence Morgenstern, and Shlomie Morgensterm at the Annual Meeting.

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity Compensation Plans Approved by Security Holders	1,163,000	$2.89	335,000(1)
Equity Compensation Plans Not Approved by Security Holders(2)	412,335	$1.32	0
Total	1,575,335	$2.48	335,000

(1) This number reflects the number of shares available for issuance under the 1994 Stock Option Plan for Outside Directors (the “1994 Plan”). With the exception of the 1994 plan, all Company plans have expired.

(2) All grants were made under our 1995 Stock Option Plan for NonManagement Employees (the “1995 Plan”). The 1995 Plan, which recently expired, provided for grants of options to our employees, officers or consultants, excluding directors and executive officers. The maximum aggregate number of shares that could be issued upon the exercise of options granted under the 1995 Plan was 870,225. For more information about the 1995 Plan please see the plan, as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 13. Certain Relationships and Related Transactions

During 2005, we paid approximately $360,000 for legal services rendered and reimbursement of out-of-pocket expenses to Eilenberg & Krause LLP, a law firm in which Sheldon Krause, a former director and our Secretary and General Counsel, is a member. Such fees related to services rendered by Mr. Krause and other members and employees of his firm, as well as certain special and local counsel retained and supervised by his firm who performed services on our behalf. Mr. Krause is the son-in-law of George Morgenstern, our Chairman, who as of 2005 also served as our President and Chief Executive Officer.

dsIT’s Chief Executive Officer has a loan outstanding from dsIT based on a contract from 2001. The loan balance and accrued interest at December 31, 2005 was $104,000. The loan has no defined maturity date, is denominated in NIS, is linked to the Israeli Consumer Price Index and bears interest at 4%.

As reported on the Summary Compensation Table above, Shlomie Morgenstern, the son of George Morgenstern, received compensation during 2005 in connection with his service as President of Databit and Vice President-Operations. In addition, during 2005, Shlomie Morgenstern lent us $425,000 on a note payable. The note bore interest at the rate of prime plus 3% during the time it was outstanding. The note was repaid in full during 2005. The Company paid approximately $3,000 of interest to Shlomie Morgenstern with respect to the note.

On March 10, 2006 we entered into a Stock Purchase Agreement dated as of March 9, 2006 (the “Stock Purchase Agreement”), for the sale of all the outstanding capital stock of our Databit subsidiary to Shlomie Morgenstern. The transactions contemplated under the SPA, and the related transactions to which we, Shlomie Morgenstern and George Morgenstern were a party and which are described herein (collectively, the “Transactions”), were consummated on March 10, 2006 with the approval of the Company’s Board of Directors and included the following:

(a)  Termination of the Employment Agreement dated August 19, 2004 among Shlomie Morgenstern, Databit and us and our release from any and all liability thereunder (other than under the related stock option and restricted stock agreements which would be modified as provided described below), including the waiver by Shlomie Morgenstern of any and all severance or change of control payments to which he would have been entitled to thereunder.

(b) Amendment of the option and restricted stock agreements between us and Shlomie Morgenstern to provide for acceleration of any unvested grants on the closing of the Transactions and for all options to be exercisable through 18 months from the closing.

(c)  The assignment to and assumption by Databit of our obligations to George Morgenstern under the GM Employment Agreement upon the following terms:

(i) Reduction of the amounts owed to George Morgenstern under the GM Employment Agreement by the lump sum payment described below and the modifications to options and restricted stock agreements described below.

(ii) The release of us, by George Morgenstern, from any and all liability and obligations to him under the GM Employment Agreement, subject to a lump sum payment of $600,000.

(d) The assumption by Databit of our obligations under the our leases for the premises in New York City and Mahwah, New Jersey, which provide for aggregate rents of approximately $450,000 over the next three years.

(e)  The delivery by John A. Moore and the other reporting persons on the Schedule 13D dated June 30, 2005 (filed July 11, 2005), as amended, of consent agreements manifesting approval of the Transactions and their fairness, and agreeing not to institute any claims against the parties to the Transactions arising from the Transactions, subject to the fulfillment of certain conditions specified in such consents.

(f)  The amendment of the option agreement with George Morgenstern dated December 30, 2004 to provide for the acceleration of the 60,000 options that are not currently vested and the extension of the exercise period for all options held by George Morgenstern to the later of (i) September 2009 and (ii) 18 months after the cessation of service under the new consulting agreement described below.

(g) The execution and delivery by George Morgenstern of a new consulting agreement for a period of two years, pursuant to which George Morgenstern would serve us as a consultant, primarily to assist in the management of our dsIT subsidiary, such agreement to provide for compensation of $1.00 per year plus a non-accountable expense allowance of $65,000 per year to cover expected costs of travel and other expenses.

Item 14. Principal Accounting Fees and Services

Accounting Fees

Aggregate fees billed by our principal accountant during the last two fiscal years are as follows:

	2004	2005

Audit Fees	$143,000	$117,000
Audit- Related Fees	35,000	24,000
Tax Fees	4,000	--
Other Fees	12,000	67,000
Total	$194,000	$208,000

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

Other Fees were for services related to the sale of our dsIT Technologies Ltd. subsidiary and services related to response letters to the SEC. Other fees in 2004 were for services related to a strategic acquisition that was not consummated.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee was in compliance with the requirements of the Sarbanes-Oxley Act of 2002 regarding the pre-approval of all audit and non-audit services and fees by the mandated effective date of May 6, 2003. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2005 and 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

(a)(2) List of Financial Statement Schedules

Financial Statement Schedules:

The financial statement schedule of the Registrant and the report thereon of the Registrant's Independent Registered Public Accounting Firm are included in this Annual Report beginning on page S-1.

Schedule II - Valuation and Qualifying Accounts

Separate Financial Statements of 50 Percent or Less Owned Persons:

The consolidated financial statements of Comverge, Inc. and the report thereon of the Comverge's independent Registered Public Accounting firm are included in this Annual Report beginning on page C-1.

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

(a)(3) List of Exhibits

Except as noted, all exhibits not incorporated by reference were filed with the Registrant’s Annual Report on Form 10-K originally filed on April 11, 2006

No.
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

10.11
First Amendment to Employment Agreement, dated as of May 17, 2002, by and between the Registrant and George Morgenstern (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.)*

10.12
Agreement, dated as of February 25, 2003, between the Registrant and J.P. Turner & Company, L.L.C. (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”).

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

10.36	Consulting Agreement dated as of March 9, 2006 by and between George Morgenstern and Data Systems & Software Inc. (incorporated by reference to Exhibit E to Exhibit 10.1 to the 2006 8-K).*
10.37	Form of Consent Agreement (incorporated herein by reference to Exhibit F to Exhibit 10.1 to the 2006 8-K.).
10.38	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 Registrant’s Current Report on Form 8-K dated March 14, 2006).*
14.1	Code of Ethics of the Registrant (incorporated herein by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
21.1	List of subsidiaries.
23.1	Consent of Kesselman & Kesselman CPA.
23.2	Consent of PricewaterhouseCoopers LLP.
#31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
* This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.
# This Exhibit is filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on May 31, 2006.

DATA SYSTEMS & SOFTWARE, INC.

By:	John A. Moore
John A. Moore Chief Executive Officer and President