Form 10-Q
period 2006-06-30
DATA SYSTEMS & SOFTWARE INC
filed 2006-08-11
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2006
Common Stock, $0.01 par value per share	9,362,024 shares

DATA SYSTEMS & SOFTWARE INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended June 30, 2006

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

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)
ASSETS	As of December 31, 2005	As of June 30, 2006
Current assets:
Cash and cash equivalents	$913	$170
Restricted cash	247	--
Restricted cash (under agreement with a related party)	300	--
Accounts receivable, net	4,096	1,272
Unbilled work-in-process	348	400
Inventory	25	--
Other current assets	709	653
Total current assets	6,638	2,495
Property and equipment, net	500	428
Other assets	334	324
Funds in respect of employee termination benefits	1,441	1,426
Restricted cash - non-current (under agreement with a related party)	1,050	--
Goodwill	129	128
Other intangible assets, net	81	65
Total assets	$10,173	$4,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank credit	$130	$152
Current maturities of long-term debt	160	100
Trade accounts payable	1,950	316
Accrued payroll, payroll taxes and social benefits	740	426
Other current liabilities	2,200	1,697
Total current liabilities	5,180	2,691
Long-term liabilities:
Investment in Comverge, net	1,824	1,824
Long-term debt	75	--
Liability for employee termination benefits	2,264	2,239
Other liabilities	10	52
Total long-term liabilities	4,173	4,115
Shareholders’ equity:
Common stock - $0.01 par value per share:
Authorized - 20,000,000 shares; Issued -8,939,395 shares at December 31, 2005 and June 30, 2006	88	89
Additional paid-in capital	40,011	40,756
Warrants	183	183
Deferred stock-based compensation	(36)	--
Accumulated deficit	(35,608)	(39,370)
Treasury stock, at cost - 820,704 and 777,371 shares for December 31, 2005 and June 30, 2006, respectively	(3,791)	(3,592)
Accumulated other comprehensive loss	(27)	(6)
Total shareholders’ equity	820	(1,940)
Total liabilities and shareholders’ equity	$10,173	$4,866

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Six months ended June 30,		Three months ended June 30,
	2005	2006	2005	2006
Sales:
Projects	$1,657	$1,521	$814	$791
Services and other	551	442	235	199
Total sales	2,208	1,963	1,049	990
Cost of sales:
Projects	1,127	1,021	590	482
Services and other	451	369	190	163
Total cost of sales	1,578	1,390	780	645
Gross profit	630	573	269	345
Operating expenses:
Research and development expenses	26	97	17	71
Selling, marketing, general and administrative expenses	1,945	1,966	915	1,044
Total operating expenses	1,971	2,063	932	1,115
Operating loss	(1,341)	(1,490)	(663)	(770)
Interest income	3	25	2	--
Interest expense	(50)	(16)	(27)	(6)
Other income (expense), net	59	315	49	(14)
Loss before taxes on income	(1,329)	(1,166)	(639)	(790)
Taxes on income	6	(6)	4	(4)
Loss from operations of the Company and its consolidated subsidiaries	(1,323)	(1,172)	(635)	(794)
Share of losses in Comverge	(380)	(210)	(179)	--
Minority interests	(59)	--	(17)	--
Net loss from continuing operations	(1,762)	(1,382)	(831)	(794)
Net income from discontinued operations, net of tax	749	78	257	--
Loss on sale of discontinued operations and contract settlement, net of tax	--	(2,298)	--	--
Net loss	$(1,013)	$(3,602)	$(574)	$(794)
Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(0.22)	$(0.17)	$(0.10)	$(0.10)
Discontinued operations	0.10	(0.27)	0.03	--
Net loss per share - basic and diluted	$(0.12)	$(0.44)	$(0.07)	$(0.10)
Weighted average number of shares outstanding - basic and diluted	8,117	8,152	8,117	8,161

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Stock-Based Deferred Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2005	8,937	$88	$40,011	$183	$(36)	$(35,608)	$(3,791)	$(27)	$820

Net loss	--	--	--	--	--	(3,602)	--	--	(3,602)

Differences from translation of financial statements of subsidiaries	--	--	--	--	--	--	--	21	21
Comprehensive loss									(3,581)

Reclassification of stock-based deferred compensation	--	--	(36)	--	36	--	--	--	--

Exercise of options	2	1	4	--	--	(160)	199	--	44

Stock option compensation	--	--	777	--	--	--	--	--	777
Balances as of June 30, 2006	8,939	$89	$40,756	$183	$-	$(39,370)	$(3,592)	$(6)	$(1,940)

The accompanying notes are an integral part of these consolidated financial statements.

DATA SYSTEMS & SOFTWARE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six months ended June 30,
	2005	2006
Cash flows provided by (used in) operating activities:
Net loss	$(1,013)	$(3,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	128	112
Change in minority interests	59	--
Share in losses of Comverge	380	210
Change in deferred taxes	7	--
Increase (decrease) in liability for employee termination benefits	(9)	(25)
Gain on disposition of property and equipment	(2)	--
Amortization of stock-based deferred compensation	12	462
Loss on sale of Databit and contract settlement	--	2,298
Other	(31)	3
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable, unbilled work-in process and other current and other assets	(77)	68
Increase in inventory	(2)	(18)
Increase (decrease) in accounts payable and other liabilities	(101)	(656)
Net cash used in operating activities	(649)	(1,148)
Cash flows provided by (used in) investing activities:
Release of restricted cash	--	247
Release of restricted cash (under agreement with a related party)	--	1,350
Change in restricted cash	2	--
Investment in Comverge	--	(210)
Amounts funded for employee termination benefits	(69)	(82)
Utilization of employee termination benefits	157	97
Maturity of short-term deposits	72	--
Acquisitions of property and equipment	(117)	(78)
Proceeds from sale of property and equipment	23	--
Sale of Databit Inc. - Appendix A	--	(911)
Net cash provided by investing activities	68	413
Cash flows provided by (used in) financing activities:
Short-term debt borrowings (repayments), net	129	22
Proceeds from note payable to related party	350	--
Repayment of note payable to a related party	(250)
Proceeds from long-term debt	90	--
Repayments of long-term debt	(158)	(74)
Proceeds from employee stock option exercises	--	44
Net cash provided by (used in) financing activities	161	(8)
Net decrease in cash and cash equivalents	(420)	(743)
Cash and cash equivalents at beginning of period	685	913
Cash and cash equivalents at end of period	$265	$170
Supplemental cash flow information:
Cash paid during the period for:
Interest	$64	$14
Income taxes	$17	$6
are an integral part of these consolidated financial statements.

Appendix A
Six months ended June 30,
2006
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

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Data Systems & Software Inc. (“DSSI”) and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to the Company’s prior period’s consolidated financial statements to conform to the current period’s consolidated financial statement presentation.

As further described in Note 4, in March 2006, the Company completed the sale of its subsidiary, Databit Inc. The transferred operation is reflected as a discontinued operation for all periods presented in the Consolidated Statements of Operations.

Note 2: Financing of Operations

As more fully described in Note 11, in July 2006, the Company completed a private placement of its Common Stock and warrants which resulted in gross proceeds to the Company of $3,180 and net proceeds of approximately $2,700 after deducting commissions and other transaction costs.

The $196 of negative working capital at June 30, 2006, included approximately $542 of positive working capital in the Company’s 80% owned dsIT Solutions Ltd. subsidiary (“dsIT”). Due to Israeli tax and company law constraints, as well as dsIT’s own cash flow requirements, such working capital and cash flows from dsIT’s operations are not readily available to finance US based corporate activities.

dsIT was utilizing $152 of its $349 lines of credit as of June 30, 2006. dsIT's lines of credit are denominated in NIS and bear a weighted average interest rate of the Israeli prime rate plus 2.45% per annum. The Israeli prime rate fluctuates and as of June 30, 2006 was 6.75%.

Note 3: Accounting Policies - Stock Based Compensation

Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. As a result, no expense was recognized for options to purchase the Company’s common stock that were granted with an exercise price equal to fair market value at the day of the grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which establishes accounting for equity instruments exchanged for services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 7 to the condensed consolidated interim financial statements for information on the impact of the Company’s adoption of SFAS 123R and the assumptions used to calculate the fair value of share-based employee compensation.

The Company recognizes no income tax benefit on its stock compensation expense as it is not “more likely than not” that it will be able to utilize them to offset future income taxes.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123R for periods prior to January 1, 2006:

	Six months ended June 30, 2005	Three months ended June 30, 2005
Net loss as reported	$(1,013)	$(574)
Plus: Stock-based employee and director compensation expense included in reported net loss	12	6
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	162	81
Pro forma net loss	$(1,163)	$(649)
Net loss per share:
Basic and diluted - as reported
From continuing operations	$(0.22)	$(0.10)
From discontinued operations	0.10	0.03
Basic and diluted loss per share as reported	$(0.12)	$(0.07)

Basic and diluted - pro forma
From continuing operations	$(0.22)	$(0.10)
From discontinued operations	0.08	0.02
Basic and diluted loss per share - pro forma	$(0.14)	$(0.08)

The historical pro forma impact of applying the fair value method prescribed by SFAS 123R is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

Stock-based compensation expense included in the Company’s statements of operations was:

	Six months ended June 30, 2006	Three months ended June 30, 2006
Cost of sales	$21	$2
Selling, marketing, general and administrative expenses	441	325
Loss on sale of discontinued operations and contract settlement	315	--
Total stock based compensation expense	$777	$327

For restricted common stock, we recognize compensation expense over the vesting period for the difference between the exercise price or purchase price and the fair market value on the measurement date.

Note 4: Sale of Databit and Contract Settlement

On March 10, 2006 the Company entered into a Stock Purchase Agreement dated as of March 9, 2006 (the "SPA"), for the sale of all the outstanding capital stock of its Databit Inc. subsidiary ("Databit") to Shlomie Morgenstern, President of Databit and a Vice President of the Company. The transactions contemplated under the SPA, and the related transactions to which the Company, Shlomie Morgenstern and the Company’s CEO (George Morgenstern) were party, were consummated on March 10, 2006 and included the following:

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

(f) The amendment of the Restricted Stock Agreement dated August 31, 1998 between George Morgenstern and the Company to provide for the removal of any vesting conditions from the 20,000 shares still subject to such conditions.

(g) Execution and delivery by George Morgenstern and the Company of a new consulting agreement for a period of two years, pursuant to which George Morgenstern would serve as a consultant to the Company, primarily to assist in the management of the Company's dsIT subsidiary, which agreement provides for de minimus compensation per year plus a non-accountable expense allowance of $65 per year to cover expected costs of travel and other expenses.

As a result of the transaction, the Company transferred the following assets and liabilities:

Assets
Cash	$185
Accounts receivable, net	2,696
Inventory and other current assets	119
Property and equipment, net	35
Other assets	5
Reduction in total assets	$3,040
Liabilities
Trade payables, accrued payroll, payroll taxes and social benefits and other current liabilities	$1,816
Long-term debt	20
Reduction in total liabilities	$1,836
Excess of assets over liabilities	$1,204

The excess of assets over liabilities transferred was treated as part of the loss on the sale of Databit.

  Profit and loss of the discontinued operations of Databit were as follows:

	Period ended March 9, 2006	Six months ended June 30, 2005	Three months ended June 30, 2005

Sales	$2,949	$9,146	$3,965
Cost of sales	2,316	7,470	3,262
Gross profit	633	1,676	703
Selling, marketing, general and administrative expenses	558	1,573	753
Income from operations	75	103	(50)
Other income, net	3	--	--
Finance expense, net	--	(3)	(3)
Net income before income taxes	78	100	(53)
Income taxes	--	15	--
Net income from discontinued operations	$78	$85	$(53)

As a result of the transaction, the Company recorded a loss of $2,298. In addition, cash, which had previously been restricted with respect to the GM Employment Agreement, was no longer restricted. Subsequent to the first quarter of 2006, the Company no longer has any activity in its Computer Hardware segment.

The loss of the sale of Databit and contract settlement is comprised of the following:

Excess of assets over liabilities transferred	$1,204
Contract settlement costs	600
Stock compensation expense	315
Professional fees and other transaction costs	179
Total loss on the sale of Databit and contract settlement	$2,298

Note 5: Investment in Comverge

The change in the Company’s Comverge investment, during the six months ended June 30, 2006 is as follows:

	Common stock	Preferred stock	Provision for unrecognized losses	Net investment in Comverge
Balances as of December 31, 2005	$(1,824)	$(64)	$64	$(1,824)
Additional investment in Preferred stock	--	210	--	210
Equity loss in Comverge	--	(528)	318	(210)
Balances as of June 30, 2006	$(1,824)	$(382)	$382	$(1,824)

In the first quarter of 2006, the Company recorded an additional $210 investment in Comverge’s Series C Preferred Stock. As result of the investment, the Company maintained its preferred stock holdings at approximately 7%. In addition, the Company also owns approximately 76% of Comverge’s common shares. As a result of the investment, the Company immediately recognized a loss equal to (i) its provision for unrecognized losses in Comverge of $64 as of December 31, 2005 and (ii) an additional $146 representing its 7% equity share of Comverge’s losses for the first quarter of 2006.

As of June 30, 2006, the Company’s share of losses attributable to its Comverge preferred stock was once again equal to its investment in Comverge’s preferred stock. As a result, the Company has ceased recording losses against in preferred stock investment. In the future, equity income will be recorded to the Company’s preferred stock investment only once Comverge’s equity reaches the level it was when the Company ceased recording equity losses. As at June 30, 2006, the Company had a provision for unrecognized losses in Comverge of $382 and the Company will record equity income from its preferred investment in Comverge, if and when Comverge’s records net income in excess of approximately $5,670. Equity income from the Company’s preferred investment may be recorded up to the Company’s original $3,854 preferred share investment in Comverge, and thereafter to its investment in Comverge’s common shares, of which the Company currently owns approximately 76%.

Note 6: Goodwill and Other Intangible Assets

There were no acquisitions or impairments of goodwill recorded during the six month period ended June 30, 2006.

The Company’s amortizable intangible assets consisted of software licenses, with a nominal gross carrying amount of $224 and nominal accumulated amortization of $143 and $159, as of December 31, 2005 and June 30, 2006, respectively. All intangibles assets are being amortized over their estimated useful lives, which averaged five years and the nominal amortization expense for each of the six months ended June 30, 2005 and 2006 amounted to $16 and $19, respectively. Nominal amortization expense of the remaining balance of these assets, for the years ending June 30, 2007, 2008, 2009 and 2010, is estimated to be $32, $17 $7, $7 and $2, respectively.

Note 7: Stock Based Compensation

(a)	Stock Option Plans

The Company’s stock option plans provide for the grant to officers, directors and other key employees of options to purchase shares of common stock at not less than 85% of the market value of the Company’s common stock on the date of grant. The purchase price must be paid in cash. Each option is exercisable for one share of the Company’s common stock. All options expire within five to ten years from the date of the grant, and generally vest over a three year period from the date of the grant. At June 30, 2006, no options or other equity instruments were available for grant under the various plans as the plans have expired, other than 335,000 shares available for grant under the 1994 Outside Director Stock plan .

A summary of stock option activity for the six months ended June 30, 2006 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,575,355	$2.48
Granted at market price	75,000	$2.65
Granted at discount to market price	400,000	$2.13
Exercised	(45,333)	$0.96		$49
Forfeited or expired	(148,337)	$5.05
Outstanding at June 30, 2006	1,856,665	$2.36	2.9 years	$2,109
Exercisable at June 30, 2006	1,334,152	$2.55	2.3 years	$1,519

The weighted average grant date fair value of stock options granted during the first six months of 2006 was $2.11 per share based on the assumptions below.

The fair value options granted during the six months ended June 30, 2006 periods was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	106%
Expected term (years)	3.5 years
Risk free interest rate	4.7%
Expected dividend yield	0.0%

The Company estimated volatility by considering historical stock volatility. The expected term of options granted is based on management’s estimate since the Company’s history of option exercises is too brief to have established historical rates. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. Additionally, the Company expects no dividends to be paid. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the three months ended June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

In connection with the stock option exercises during the six months ended June 30, 2006, the Company received proceeds of $44. Of the 45,333 shares issued as a result of stock option exercises in the six months ended June 30, 2006, 43,333 were issued from treasury stock and 2,000 were newly issued shares. During the six months ended June 30, 2006, the Company recorded an increase of $160 to its accumulated deficit with respect to the treasury shares issued from option exercises.

(b) Restricted Stock

In August 2004, the CEO of Databit received a restricted stock grant of 95,000 shares of common stock of the Company, which were to vest one third on each of the second, third and fourth anniversaries of the grant. The Company recognized deferred compensation of $68 with respect to the restricted stock grant which was to be amortized as compensation expense on a straight-line basis over the vesting period of the grant. At January 1, 2006, $36 of deferred compensation remained to be amortized. As a result of the sale of Databit, all the restricted shares immediately vested and all remaining deferred compensation was recognized as expense. During the three months ended June 30, 2006, the Company recognized $5 of deferred compensation expense in selling, marketing, general and administrative expenses and $31 as part of the loss on the sale of discontinued operations and contract settlement.

As of June 30, 2006, the Company had no remaining unrecognized compensation costs related to non-vested restricted stock.

Note 8: Warranty Provision

The Company grants its customers one-year product warranty. No provision was made in respect of warranties based on the Company’s previous history.

Note 9: Bank Settlement Agreement

In March 2006, the Company reached a settlement agreement with an Israeli Bank (the “Bank”)with respect to its claims against the Bank and the Bank’s counterclaims. The Bank agreed to return to the Company approximately $94, plus interest and CPI adjustments, of attorney fees and court costs. As a result of the settlement agreement, the accrued loss for contingent performance of bank guarantees of $410 was reversed and the $247 collateralized portion of these guarantees (shown as restricted cash at December 31, 2005) are no longer classified as restricted cash. The Company recorded other income of $330 in the first quarter of 2006 as a result of the settlement agreement.

Note 10: Segment Information

As a result of the sale of Databit and the change in management in the Company, the Company has redefined its reported operating segments. The Company’s current operations are based upon two operating segments, which operate in the Company’s dsIT subsidiary:

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

Prior year segment disclosures have been conformed to the new segment presentation.

	RT Solutions	IT Solutions	Other (*)	Total
Six months ended June 30, 2006:
Revenues from external customers	$1,334	$515	$114	$1,963
Intersegment revenues	--	--	--	--
Segment gross profit	497	57	19	573
Segment loss	(45)	(169)	(4)	(218)
Six months ended June 30, 2005:
Revenues from external customers	$1,558	$629	$21	$2,208
Intersegment revenues	--	--	--	--
Segment gross profit	501	108	21	630
Segment income (loss)	71	(94)	16	(7)
Three months ended June 30, 2006:
Revenues from external customers	$702	$230	$58	$990
Intersegment revenues	--	--	--	--
Segment gross profit	327	10	8	345
Segment income (loss)	12	(111)	(2)	(101)
Three months ended June 30, 2005:
Revenues from external customers	$728	$304	$17	$1,049
Intersegment revenues	--	--	--	--
Segment gross profit	211	41	17	269
Segment income (loss)	(2)	(49)	13	(38)
_______________
(*) Represents operations in Israel that did not meet the quantitative thresholds of SFAS No. 131.

Reconciliation of Segment Income (Loss) to Consolidated Net Loss

	Six months ended June 30,		Three months ended June 30,
	2005	2006	2005	2006
Total loss for reportable segments	$(23)	$(214)	$(51)	$(99)
Other operational segment income (loss)	16	(4)	13	(2)
Total operating income (loss)	(7)	(218)	(38)	(101)
Minority interests	(59)	--	(17)	--
Share of losses in Comverge	(380)	(210)	(179)	--
Net loss of corporate headquarters and other unallocated costs	(1,316)	(954)	(595)	(703)
Net loss from continuing operations	(1,762)	(1,382)	(829)	(794)
Discontinued operations	749	78	257	--
Loss on sale of discontinued operations and contract settlement	--	(2,298)	--	--
Total consolidated net loss	$(1,013)	$(3,602)	$(572)	$(794)

Note 11: Subsequent Event

(a) Private Placement

In July 2006, the Company completed a private placement of its Common Stock, par value $.01 per share, resulting in the issuance of 1,200,003 shares of Common Stock. In connection with the placement, the Company entered into subscription agreements with certain accredited investors for the purchase of the shares at a purchase price of $2.65 per share, resulting in gross proceeds to the Company of $3,180. By the terms of the subscription agreements, each subscriber, in addition to the Common Stock purchased, received a warrant exercisable for the purchase of 25% of the number of shares purchased, resulting in the issuance of warrants to purchase 300,005 shares. The warrants are exercisable for shares of the Company’s Common Stock for a period of five years at an exercise price of $2.78 per share and are redeemable by the Company in certain circumstances.

The Company used the Black-Scholes valuation method to estimate the fair value of the warrants to purchase 300,005 shares of common stock of the Company, using a risk free interest rate of 5.1%, its contractual life of five years, an annual volatility of 102% and no expected dividends. The Company estimated the fair value of the warrants to be approximately $493.

In connection with the offering, the Company retained a registered broker-dealer to serve as placement agent. In accordance with the terms of the agreement, the placement agent received a 7% selling commission, 3% management fee, and 1% advisory fee of the gross proceeds of the offering. In addition, the placement agent received warrants with the same terms as those issued to the subscribers exercisable for the purchase of 10% of the number of shares purchased in the offering.

Out of the gross proceeds received at the closings, the Company paid the placement agent commissions and expenses of approximately $351 and incurred legal and other costs of approximately $133. In addition, the Company issued to the placement agent warrants to purchase 120,001 shares of Common Stock on the same terms as those issued to the subscribers.

The Company used the Black-Scholes valuation method to estimate the fair value of the warrants to purchase 120,001 shares of common stock of the Company, using a risk free interest rate of 5.1%, its contractual life of five years, an annual volatility of 102% and no expected dividends. The Company estimated the fair value of the warrants to be approximately $202.

(b) Investment in Paketeria

On August 7, 2006 the Company entered into a Common Stock Purchase Agrement with Paketeria GmbH, a limited liability company incorporated under the laws of Germany, and certain Paketeria shareholders, for the purchase by the Company of an approximately 23% interest in Paketeria for a purchase price of approximately €600 (equivalent to approximately $776) Paketeria is a provider of eBay drop shop, post and parcels, office supplies, photo processing, photocopy and printer cartridge refilling services in Germany.

In addition to the Common Stock Purchase Agreement, the Company also entered into a Note Purchase Agreement with Paketeria’s founder and managing director. Under the Note Purchase Agrement, the Company would be obligated to purchase from the founder and managing director all or a portion of the €210 Promissory Note issued by Paketeria and payable to him. The Promissory Note is convertible into shares of Paketeria at a conversion price of €50.70 per share, accrues interest at a rate of 8% per annum, and may be redeemed by the Company in whole or in part at any time prior to its maturity or conversion. Under the terms of the Note Purchase Agreement, the Company would be required to purchase one third of the principal amount of the Note upon Paketeria’s achieving each of three frachise licensing milestones.

The Company also entered into a Stock Purchase Agreement with two shareholders of Paketeria—one of whom is the Company’s President and Chief Executive Officer and the other who has been named by the Company’s Board of directors as a nominee for director at the Company’s upcoming annual meeting. Pursuant to that agreement, the Company is entitled through August 2007 to purchase the shares of Paketeria held by the two Paketeria shareholders for an aggregate purchase price of the US dollar equivalent on the date of purchase of €600 (approximately $773 at the current exchange rate), payable in Company Common Stock and warrants on the same terms as the Company’s recently completed private placement. At the current exchange rate this would result in the issuance of approximately 292,000 shares of Common Stock and warrants exercisable for 73,000 shares of Common Stock. Th warrants would have an exercise price of $2.78 per share and be exercisable though July 31, 2011.

The closing of the Company’s purchase of its 23% stake in Paketeria occurred on August 9, 2006. At the closing, the Company granted to Paketeria’s founder and managing director an option to purchase 150,000 shares of the Company’s Common Stock at an exercise price of $2.80 The option vests as to one-third on the occurrence of each of the three franchising milestones referred to above and expires in August 2011.

In connection with its investment in Paketeria, the Company also entered into an Investors’ Rights Agreement with Paketeria and it shareholders, whereby it was given certain rights including a right of first offer, with respect to any future issuance of Paketeria securities, and tag-along rights, with respect to any future sale by an existing shareholder. The Company was also given certain blocking rights with respect to decisions of the shareholders and management of Paketeria.

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

Overview and Trend Information

In August 2006, using a portion of the proceeds of our private placement which was completed in July 2006 (see below), we entered into and consummated a definitive agreement for the purchase of an approximately 23% interest in Paketeria GmbH for approximately €600,000. Paketeria is a company registered in Germany that owns and franchises stores which provide a variety of services, including eBay drop shop, post and parcels, office supplies, photo processing, photocopy and printer cartridge refilling services in Germany. In addition to the agreement for the purchase of our current 23% interest in Paketeria we entered into an agreement which gives us the right, for one year, to purchase a controlling interest.

In July 2006, we completed a private placement of our Common Stock, par value $.01 per share, resulting in the issuance of 1,200,003 shares of Common Stock. In connection with the closing, we entered into subscription agreements with certain accredited investors for the purchase of the shares at a purchase price of $2.65 per share, resulting in gross proceeds $3,180,000. By the terms of the subscription agreements, each subscriber, in addition to the Common Stock purchased, received a warrant exercisable for the purchase of 25% of the number of shares purchased, resulting in the issuance of warrants to purchase 300,005 shares. The warrants are exercisable for shares of our Common Stock for a period of five years at an exercise price of $2.78 per share and are redeemable by us in certain circumstances.

In connection with the offering, we retained a registered broker-dealer to serve as placement agent. In accordance with the terms of the agreement, the placement agent received a 7% selling commission, 3% management fee, and 1% advisory fee of the gross proceeds of the offering. In addition, the placement agent received warrants with the same terms as those issued to the subscribers exercisable for the purchase of 10% of the number of shares purchased in the offering.

Out of the gross proceeds received at the closings, we paid the placement agent commissions and expenses of approximately $350,000 and incurred legal and other costs of approximately $133,000. In addition, we issued to the placement agent warrants to purchase 120,001 shares of Common Stock on the same terms as those issued to the subscribers.

In March 2006, we sold our Databit computer hardware sales company to Shlomie Morgenstern, President of Databit and our former Vice President, in exchange for the release of DSSI from obligations relating to our former CEO’s consulting agreement and various lease obligations. As part of the agreement, we agreed to pay our former CEO $600,000 at closing and pay certain costs for Databit. In addition, cash, which had previously been restricted with respect to our former CEO’s employment agreement, is no longer restricted. As a result of the transaction, we recorded a loss of approximately $2.3 million. Subsequent to the first quarter of 2006, we no longer have any activity in our computer hardware segment.

During the periods included in this report, we operated in two reportable segments: RT Solutions and IT Solutions. The following analysis should be read together with the segment information provided in Note 10 to the interim unaudited consolidated financial statements included in this quarterly report, which information is hereby incorporated by reference into this Item 2.

RT Solutions

Segment revenues increased in the second quarter of 2006 as compared to the first quarter of 2006. The increase was concentrated in our non-sonar technology solutions projects. The increase in revenues was combined with an increase in our gross profit margin, which was the result of a number of high margin projects in progress during the quarter. We do not expect to maintain these high margins during the coming quarters as these projects near completion. We are continuing our discussions for strategic alliances for marketing our sonar solutions. We believe that sonar technology solutions, and our Port Security Solutions in particular will be the primary source of this segment’s future growth and profitability although we do not believe we will see significant revenues from a new sonar technology solutions project prior to fourth quarter of 2006 or early 2007.

IT Solutions

Segment revenues and gross profit margins decreased in the second quarter of 2006 as compared to the first quarter of 2006. Both our OncoPro™ and EasyBill™ solutions had decreased revenues in the second quarter of 2006 as compared to the first quarter of 2006. The decreased revenues are the result of the continued slow-down in the progress of an EasyBill™ project and the delayed approval of billing for certain development work already performed by our OncoPro™ solutions team. We expect second half revenues in our OncoPro™ solutions to increase in the second half of 2006. We expect to conclude an agreement for an OncoPro™ beta-site in the US in the near future. In addition, we are continuing our discussions to establish strategic alliances for marketing and to obtain additional investment for our OncoPro™ solutions. We believe that our OncoPro™ solutions will be the primary source of this segment’s future growth and profitability.

Comverge

Although we no longer control Comverge, we have invested in it significantly and it continues to have a material effect on our strategic planning. During the first quarter of 2006, Comverge completed an additional round of private equity financing. As a result of the most recent financing round, in which we participated at a cost of $210,000, we currently own approximately 7% of Comverge’s preferred shares and 76% of its common shares, representing approximately 24% of its total equity.

Comverge’s Demand Response solutions are installed at residential, small commercial and large commercial/industrial facilities to reduce and shift energy usage from higher peak hours to times of lower energy use, such as night time hours. Ultimately, these systems are used to increase the reliability of the electrical grid and to prevent interruptions in service like blackouts, brownouts, and localized service interruptions.

As much of the United States remains in the grip of a sweltering heat wave, Comverge’s Demand Response systems, including its proprietary Virtual Peaking Capacity™ programs, are providing an unprecedented amount of electricity capacity as well as transmission and distribution relief, helping to ensure the continued reliability of the nation’s electric grid.

Over one gigawatt of electric capacity, including over 100 megawatts of capacity provided by Comverge to its utility customers under its Virtual Peaking Capacity™ programs, is being called on to provide demand relief in operating regions stretching from New England to California - enough energy to power approximately one million homes on an average day.

Corporate

During the first quarter of 2006, we sold our Databit computer hardware company, settled our long-term employment contract with our former CEO by making a one-time settlement payment and appointed a new CEO. As such, we anticipate having significantly reduced corporate expenses in our current corporate structure.

In July 2006, we concluded a private placement of our Common Stock, which raised approximately $2.7 million, net of transaction costs. We expect to use the proceeds of our private placement to finance our corporate expenses and to allow us to explore possible acquisitions or other strategic transactions.

In August 2006, using a portion of the proceeds of our private placement, we entered into and consummated a definitive agreement for the purchase of approximately 23% of Paketeria GmbH for approximately €600,000. Paketeria is a company registered in Germany that owns and franchises stores which provide a supermarket of services. Their services include eBay drop shop, package shipping services, photo printing, office supplies, copying services and refilling printer cartridges. The agreement for the purchase of our current 23% share of Paketeria includes various options which, if effected, would result in our owning a controlling interest in Paketeria within one year.

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

As a result of adopting SFAS 123R on January 1, 2006, our net loss for the six and three month periods ended June 30, 2006, is $740,000 and $327,000, respectively, greater than had we continued to account for stock-based compensation under APB No. 25.

The following table sets forth a comparison of the per share effect of our adoption of SFAS 123R for the six and three month periods ended June 30, 2005 and 2006.

	Six months ended June 30,		Three months ended June 30,
	2005	2006	2005	2006
Basic and diluted net income (loss) per share as reported:
Loss per share from continuing operations	$(0.22)	$(0.17)	$(0.10)	$(0.10)
Discontinued operations	0.10	(0.27)	0.03	--
Net income (loss) per share - basic and diluted	$(0.12)	$(0.44)	$(0.07)	$(0.10)
Basic and diluted net income (loss) per share had we not adopted SFAS 123R:
Loss per share from continuing operations	$(0.22)	$(0.11)	$(0.10)	$(0.06)
Discontinued operations	0.10	(0.24)	0.03	--
Net income (loss) per share - basic and diluted	$(0.12)	$(0.35)	$(0.07)	$(0.06)

See Note 7 to the condensed consolidated interim financial statements for information on the impact of our adoption of SFAS 123R and the assumptions used to calculate the fair value of share-based employee compensation.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three months ended June 30, 2005 and 2006, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. Since we sold our Databit business in March 2006, the activity in this business has been reclassified and consolidated on one line as net income from discontinued operations, after tax.

	Six months ended June 30,					Three months ended June 30,
	2005		2006		Change	2005		2006		Change
	($,000)	% of sales	($,000)	% of sales	% of 2005	($,000)	% of sales	($,000)	% of sales	% of 2005
Sales	$2,208	100%	$1,963	100%	(11)	$1,049	100%	990	100%	(6)
Cost of sales	1,578	71	1,390	71	(12)	780	74	645	65	(17)
Gross profit	630	29	573	29	(19)	269	26	345	35	28
R&D expenses	26	1	97	4	273	17	2	71	7	318
SMG&A expenses	1,945	88	1,966	100	1	915	87	1,044	105	14
Operating income (loss)	(1,341)	(61)	(1,490)	(76)	11	(663)	(63)	(770)	(78)	16
Interest income (expense), net	(47)	(2)	9	0	(119)	(25)	(2)	(6)	(1)	(76)
Other income, net	59	3	315	16	434	49	5	(14)	(1)	(129)
Income (loss) before taxes on income	(1,329)	(60)	(1,166)	(59)	(12)	(639)	(61)	(790)	(77)	24
Taxes on income	6	0	(6)	0	(200)	4	0	(4)	0	(200)
Income (loss) from operations of the Company and its consolidated subsidiaries	(1,323)	(60)	(1,172)	(60)	(11)	(635)	(61)	(794)	(80)	25
Share in losses of Comverge	(380)	(17)	(210)	(11)	(45)	(179)	(17)	--	--	(100)
Minority interests	(59)	(3)	--	--	(100)	(17)	(2)	--	--	(100)
Net loss from continuing operations	(1,762)	(80)	(1,382)	(70)	(22)	(831)	(79)	(794)	(80)	(4)
Net income from discontinued operations, net of tax	749	34	78	4	(90)	257	24	--	--	(100)
Loss on sale of discontinued operations and contract settlement	--	--	(2,298)	(117)		--	--	--	--	--
Net income (loss)	$(1,013)	(46)	$(3,602)	(183)	256	$(574)	(55)	$(794)	(80)	38

Sales. Sales in the first six months of 2006 decreased by $0.2 million or 11% from $2.2 million in the first six months of 2005 to $2.0 million in 2006. The decrease was attributable to decreases in RT Solutions segment sales due to the substantial completion in fiscal year 2005 of a significant naval sonar project as well as decreases in IT Solutions segment sales due in part to a diversion of resources to adapt our OncoPro software product to the US market.
Gross profit. Gross profit in the first six months of 2006 decreased by $0.1 million, compared to the first six months of 2005. The decrease was primarily attributable to decreased gross profits in our IT Solutions segment due to a delay in OncoPro™ billing combined with a continued slowdown in an EasyBill™ project. Gross profit in the second quarter of 2006 increased by $0.1 million, in comparison to the second quarter of 2005, due primarily to an increase in RT Solutions projects sales with relatively high gross profit margins.

Selling, marketing, general and administrative expenses (“SMG&A”). SMG&A in the first six months of 2006 increased slightly compared to the first six months of 2005 and increased by $0.1 million in the second quarter of 2006 as compared to the second quarter of 2005. SMG&A expenses have decreased in our dsIT subsidiary, however this decrease has been offset by increases in corporate SMG&A expense, which arose from stock option compensation recorded in 2006. Corporate SMG&A expense in 2006 includes $0.4 million of stock option compensation expense ($0.3 million recorded in the second quarter) with respect to SFAS 123R stock compensation expense. In 2005, we did not record any stock option compensation expense with respect to SFAS 123R.

Other income (expense), net. In the first quarter of 2006, we reached a settlement agreement with an Israeli bank with respect to our claims against the bank and the bank’s counterclaim against us. As a result of the settlement agreement, we recorded income of $0.3 million, net of legal expenses.

Share of losses in Comverge. In the first quarter of 2006, the carrying value of our investment in Comverge's common stock and preferred stock was reduced to zero. As such, Comverge had no effect on our results in the second quarter of 2006. Our share of Comverge's of net losses in the first six months of 2006 was $0.2 million. In the future, when Comverge begins to show profit, after it has reached the level of equity at which we ceased recording equity losses, we will record 7% of that income as equity income to our preferred investment up to our original $3.9 million preferred share investment in Comverge, and thereafter to our investment in Comverge’s common shares, of which we currently own approximately 76%.

Net income from discontinued operations, net of tax.  Under applicable accounting principles, as a result of our sale of Databit in the first quarter of 2006, the results of Databit have been reclassified in the current period and for all prior periods as a discontinued operation. The condensed results of this business are presented in each of the current and comparative period as net income from discontinued operations.

The results for the first quarter of 2005 include the condensed results of Databit as well as the condensed results of the Company’s outsourcing consulting services business in Israel, which was sold in August 2005. The decrease in net income from discontinued operations in the 2006 period as compared to the 2005 period was primarily due to the inclusion in the 2005 period of the results of the outsourcing consulting services business.

Loss on sale of discontinued operations and contract settlement, net of tax. This loss resulted from the sale of our Databit computer hardware company and contract settlement with our former CEO during the first quarter of 2006.

Liquidity and Capital Resources

As of June 30, 2006, we had negative working capital of $0.2 million, including $0.2 million of cash and cash equivalents. Net cash used in the first six months of 2006 was $0.7 million. Net cash of $1.1 million was used in operating activities during the first six months of 2006. The net loss for the six-month period ended June 30, 2006 of $3.6 million was primarily due to the $2.3 million loss on our sale of our Databit computer hardware company, the contract settlement with our former CEO, and corporate expenses of $1.0 million of which $0.5 million was related to stock option compensation. The primary use of cash in operating activities during the first quarter of 2006 was $0.2 million of cash used by Databit in the period up to its sale and reductions in accounts payable and other liabilities in excess of the decrease in accounts receivables, unbilled work-in-process and other current and non-current assets of $0.6 million. Net cash of $0.4 million was provided by investing activities primarily from the release of previously restricted cash balances of $1.6 million, less cash used in the sale of our Databit computer hardware company and contract settlement with our former CEO totaling $0.9 million and our additional investment in Comverge of $0.2 million.

Of our $0.2 million of negative working capital, on June 30, 2006, $0.5 million of positive working capital was in our majority owned dsIT subsidiary. Due to Israeli tax and company law constraints as well as dsIT’s own working capital requirements, such working capital and cash flows from dsIT’s operations are not readily available to finance U.S. corporate activities.

As of June 30, 2006, our dsIT subsidiary is in technical violation of its covenant with one of its banks. dsIT is working towards remedying the technical violation.

In July 2006, we concluded a private placement of our Common Stock, which raised approximately $2.7 million, net of transaction costs. We have significantly reduced our corporate overhead costs as a result of the sale of Databit and the contract settlement with our former CEO. We believe that as a result of the private placement, our available cash is sufficient to fund our US based corporate activities for the next 12 months.

As of August 1, 2006 our wholly owned US operations (i.e., excluding dsIT and Comverge) had an aggregate of $2.9 million in cash and cash equivalents, reflecting a $2.0 million increase from the balance as of December 31, 2005. Of this balance, approximately $770 was utilized in the previously mentioned acquisition of 23% of Paketeria in August 2006.

Contractual Obligations and Commitments

Our contractual obligations and commitments at June 30, 2006, excluding certain severance arrangements described below, principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and potential severance obligations to Israeli employees and are set forth in the table below.

	Cash Payments Due During Year Ending June 30,
		(amounts in thousands)
Contractual Obligations	Total	2007	2008-2009	2010-2011	2012 and thereafter
Long-term debt	$100	$100	$--	$--	$--
Operating leases (1)	1,546	663	833	50	--
Potential severance obligations to Israeli employees (2)	2,239	--	--	--	2,239
Total contractual cash obligations	$3,885	$763	$833	$50	$2,239

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
(2) Under Israeli law and labor agreements, dsIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and ending salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of June 30, 2006, we accrued a total of $2.2 million for potential severance obligations of which approximately $1.4 million was funded with cash to insurance companies.

In addition, as a result of our agreement to purchase 23% of Paketeria, we have agreed to buy-out the €210,000 loan principal made by the Paketeria CEO to Paketeria. Under the terms of the agreement, we must purchase one-third of the loan principal from the Paketeria CEO for a cash payment equal to one-third of the principal amount upon Paketeria meeting three milestones with respect to the signing of license agreements for the opening of Paketeria stores. We expect Paketeria to meet all these milestones within the next year. The obligation to buy-out these loans is not reflected in the contractual obligations and commitments table above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit incurred to finance our operations in Israel, currently $152,000. Additionally, our monetary assets and liabilities (net asset of approximately $0.1 million) in Israel are exposed to fluctuations in exchange rates. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or foreign currency exchange rate exposures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 5. Other Information

We refer you to the discussion beginning on page 14 under the heading “Investment in Paketeria,” which discussion is incorporated herein by reference.

Item 6. Exhibits.
4.1	Form of Warrant

10.1	Form of Subscription Agreement

10.2	Placement Agent Agreement between the Company and First Montauk Securities Corp. dated June 13, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.

DATA SYSTEMS & SOFTWARE INC.

Dated: August 11, 2006	By:	/s/ Michael Barth

Michael Barth Chief Financial Officer