Form 10-K/A
period 2005-12-31
ACORN FACTOR, INC.
filed 2006-10-19
CIK 880984

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 AMENDMENT NO. 2 TO FORM 10-K ON

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005	Commission file number: 0-19771

ACORN FACTOR, INC.
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
Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
 ☐   Yes    No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTES

This Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, is being filed to amend the Registrant’s Form 10-K to reflect changes resulting from the recent restatement by the Registrant’s Comverge, Inc. equity affiliate of its financial statements.

Effective September 15, 2006, the Registrant changed its name from Data Systems & Software Inc. to Acorn Factor, Inc. That change has been reflected in this Amendment No. 2.

Except as so amended by this Amendment No. 2, the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 remains as originally filed on April 11, 2006 and amended by Amendment No.1 on Form 10-K/A filed on June 1, 2006.

TABLE OF CONTENTS

		PAGE
PART I
Item 1.	Business	1

PART II

Item 6.	Selected Financial Data.	5

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 8.	Financial Statements and Supplementary Data.	22

Part IV

Item 15.	Exhibits and Financial Statement Schedules.	23

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

	2003		2004		2005
	Amount	%	Amount	%	Amount	%
Software consulting and development	$4,198	16	$3,300	15	$4,158	19
Computer hardware sales	18,139	67	18,468	85	17,677	81
Energy intelligence solutions	4,700	17	--	--	--	--
Other	39	--	64	--	29	--
Total	$27,076	100	$21,832	100	$21,864	100

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

Selected Consolidated Statement of Operations Data:

	For the Years Ended December 31,
	2001** (unaudited)	2002** (unaudited)	2003*	2004*	2005
	(in thousands, except per share data)
Sales	$39,146	$46,900	$27,076	$21,832	$21,864
Cost of sales	32,212	36,351	21,909	17,215	17,446
Gross profit	6,934	10,549	5,167	4,617	4,418
Research and development expenses	2,284	1,526	153	30	53
Selling, marketing, general and administrative expenses	15,349	16,398	10,259	7,137	6,543
Impairment of goodwill and investment	227	90	--	--	--
Gain on issuance of shares in subsidiary	397	--	--	--	--
Operating loss	(10,529)	(7,465)	(5,245)	(2,550)	(2,178)
Interest income	1,086	229	46	31	29
Interest expense	(357)	(1,001)	(738)	(118)	(99)
Other income (loss), net	(55)	12	(322)	240	6
Loss from operations before taxes on income	(9,745)	(8,225)	(6,259)	(2,397)	(2,242)
Taxes on income	(37)	(35)	(40)	31	(38)
Loss from operations of the Company and its consolidated subsidiaries	(9,782)	(8,190)	(6,219)	(2,428)	(2,204)
Share of losses in Comverge	--	--	(1,752)	(1,242)	(380)
Gain on sale of shares in Comverge	--	--	--	705	--
Minority interests, net of tax	--	880	264	(90)	(73)
Loss from continuing operations	(9,782)	(7,310)	(7,707)	(3,055)	(2,657)
Gain on sale of discontinued operations, net of income taxes	--	--	--	--	541
Income (loss) from discontinued operations, net of income taxes	(13)	(834)	1,425	1,883	798
Net loss	$(9,795)	$(8,144)	$(6,282)	$(1,172)	$(1,318)
Basic and diluted net income (loss) per share:
Loss from continuing operations	$(1.41)	$(1.00)	$(1.00)	$(0.38)	$(0.32)
Discontinued operations	(0.00)	(0.11)	0.19	0.23	0.16
Net loss per share (basic and diluted)	$(1.41)	$(1.11)	$(0.81)	$(0.15)	$(0.16)
Weighted average number of shares Outstanding - basic and diluted	6,970	7,349	7,738	7,976	8,117
__________
* Results have been restated for the discontinued operations of our Israel based consulting business, which was sold in August 2005.
** The selected consolidated statements of operations data for the years ended December 31, 2001 and 2002 have been restated for the discontinued operations of our Israel and US-based consulting business and are unaudited.

Selected Consolidated Balance Sheet Data:
	As of December 31,
	2001 (unaudited)	2002 (unaudited)	2003 (unaudited)	2004	2005
	(in thousands)
Working capital	$6,809	2,845	$729	$874	$1,458
Total assets	39,244	33,347	17,784	17,025	10,173
Short-term and long-term debt	8,681	10,033	2,259	1,396	365
Minority interests	2,530	1,609	1,367	1,471	--
Total shareholders’ equity	14,362	7,128	3,200	2,125	820

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

As a result of the transaction, we expect to record a loss of approximately $2.0 million in the first quarter of 2006.

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

Option Grants

On March 27, 2006, the Board of Directors of the Company approved the following option grants, upon the following terms, to John A. Moore:

a)	an option for the purchase of 200,000 shares of Common Stock at an exercise price of $2.00 per share, vesting on September 30, 2006 and expiring on March 31, 2011; and

b)
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

In March 2006, we sold our Databit computer hardware sales company to Shlomie Morgenstern, President of Databit and our Vice President, in exchange for the release of Acorn Factor from obligations relating to our former CEO’s consulting agreement and various lease obligations. As part of the agreement, we agreed to pay our former CEO $600,000 at closing and pay certain costs for Databit. In addition, cash, which had previously been restricted with respect to our former CEO’s employment agreement, will no longer be restricted (net of transaction costs and the $600,000 payment to our former CEO). As a result of the transaction, we expect to record a loss of approximately $2.0 million in the first quarter of 2006. Subsequent to the first quarter of 2006, we will no longer have any activity in our computer hardware segment.

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

Investments in associated companies are accounted for by the equity method. Our Comverge investment is comprised of both common and preferred stock. As of December 31, 2005 the balance of our investment was a net liability of $1.8 million comprised of our negative investment in common shares of $1.8 million and our investment in preferred shares of $3.6 million which we have written down to zero value as a result of accumulated equity losses against our preferred investment. We currently no longer record equity losses in Comverge. Should we begin to record equity income on our investment in Comverge, we would record that equity income to our preferred investment up to our original $3.6 million preferred share investment in Comverge, and thereafter to our investment in Comverge’s common shares, of which we currently own approximately 76%. As at December 31, 2005, we have a provision for unrecognized losses in Comverge of $173,000. As at December 31, 2005, we will record equity income from our preferred investment in Comverge, if and when Comverge records net income in excess of approximately $2,500,000.

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

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statement of operations data as a percentage of our total sales:

	Year Ended December 31,
	2001 (unaudited)	2002 (unaudited)	2003	2004	2005
Sales	100%	100%	100%	100%	100%
Cost of sales	82	78	81	79	80
Gross profit	18	22	19	21	20
Research and development expenses	6	3	1	--	--
Selling, marketing, general and administrative expenses	39	35	38	33	30
Impairment of goodwill and investment	1	--	--	--	--
Gain on issuance of shares in subsidiary	1	--	--	--	--
Operating loss	(27)	(16)	(19)	(12)	(10)
Interest income (expense), net	2	(2)	(3)	--	--
Other income (loss), net	--	--	(1)	1	--
Loss from operations before taxes on income	(25)	(18)	(23)	(11)	(10)
Taxes on income	--	--	--	--	--
Loss from operations of the Company and its consolidated subsidiaries	(25)	(17)	(23)	(11)	(10)
Share of losses in Comverge	--	--	(6)	(6)	(2)
Gain on sale of shares in Comverge	--	--	--	3	--
Minority interests, net of tax	--	2	1	--	--
Loss from continuing operations	(25)	(16)	(28)	(14)	(12)
Income (loss) from discontinued operations, net of income taxes	--	(2)	5	9	4
Gain on sale of discontinued operations, net of income taxes	--	--	--	--	2
Net loss	(25)%	(17)%	(23)%	(5)%	(6)%

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

	Software Consulting and Development	Energy Intelligence Solutions	Computer Hardware	Other	Total
	(dollars in thousands)
Year ended December 31, 2005:
Revenues from external customers	$4,158	$--	$17,677	$29	$21,864
Percentage of total revenues from external customers	19%	--	81%	--	100%
Gross profit	1,213	--	3,176	29	4,418
Segment income (loss) before income taxes	(850)	--	45	19	(786)
Year ended December 31, 2004:
Revenues from external customers	$3,300	$--	$18,468	$64	$21,832
Percentage of total revenues from external customers	15%	--	85%	--	100%
Gross profit	809	--	3,744	64	4,617
Segment income (loss) before income taxes	(1,461)	--	19	38	(1,404)
Year ended December 31, 2003:
Revenues from external customers	$4,199	$4,700	$18,139	$39	$27,076
Percentage of total revenues from external customers	16%	17%	67%	--	100%
Gross profit	690	1,313	3,125	39	5,167
Segment loss before income taxes	(1,990)	(1,422)	(191)	(17)	(3,620)

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

Share of Losses in Comverge. Our share of Comverge's $8.0 million and $9.3 million of net losses in 2005 and 2004, respectively, was $0.4 million and $1.2 million, respectively. The reduction in our share of losses in 2005 is attributable to our no longer recording equity losses in Comverge, as our preferred stock investment has been reduced to zero.

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

The unrestricted cash balance in our US operations as of the end of 2005 was $832,000, and as of March 31, 2006 was $677,000. Management currently projects significantly reduced corporate expenses for the next 12 months. We believe that the unrestricted cash available will provide more than sufficient liquidity to finance Acorn Factor’s activities for the foreseeable future and for the next 12 months in particular.

There is no assurance that we will be able to reduce our corporate expenses to the projected levels. Management has formulated contingency plans, which include various financing options, including the possible sale of shares in Acorn Factor, to provide additional liquidity to finance our US operations. There is no assurance that we will be able to raise additional funds on a timely basis and on acceptable terms.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of December 31, 2005.

As noted above, in March 2006, we sold our Databit computer hardware sales subsidiary and entered into related transactions which resulted in certain payments to our then CEO and the release of Acorn Factor from obligations relating to our former CEO’s consulting agreement and various lease obligations. As a result of the sale, the information included in the table below related to future cash payments due under our agreement with our then CEO and under our leases which were assigned as part of the transaction, includes payments which we are not, or may not, be obligated to make.

As noted above, in March 2006, we reached a settlement agreement with an Israeli bank with respect to our litigation. As a result of the settlement agreement, the accrued loss for contingent performance of bank guarantees of $410,000 will be reversed in the first quarter of 2006 and we will have no obligation to make any payments under these bank guarantees.

	Ending December 31,
	(in thousands)
Cash Payments due to Contractual Obligations	Total	2006	2007-2008	2009-2010	2011 and thereafter
Long-term debt	191	149	34	8	--
Contingent performance of bank guarantees (1)	410	410	--	--	--
Operating leases	1,933	728	1,007	198	--
Potential severance obligations to Israeli employees (2)	2,540	277	--	--	2,263
Consulting agreement with CEO (3)	1,350	300	600	300	150
Purchase commitments	--	--	--	--	--
Total contractual cash obligations	$6,424	$1,864	$1,641	$506	$2,413

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

(3) Under the terms of his employment agreement with us, as amended, we had an obligation to continue to pay our former Chief Executive Officer consulting fees over a seven-year period starting January 1, 2005. As described above, in connection with our sale of our Databit computer hardware sales company, made a cash payment of $600,000 to our then CEO and were released from any further obligations under this agreement.

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

	2004				2005
	First Quarter*	Second Quarter*	Third Quarter*	Fourth Quarter*	First Quarter*	Second Quarter*	Third Quarter*	Fourth Quarter
	(in thousands, except per share amounts)
Sales	$5,040	$5,363	$5,507	$5,922	$6,340	$5,014	$5,273	$5,237
Cost of sales	4,022	4,188	4,527	4,478	4,998	4,034	4,300	4,114
Gross profit	1,018	1,175	980	1,444	1,342	980	973	1,123
Research and development expenses	--	--	--	30	9	17	16	11
Selling, marketing, general and administrative expenses	1,764	1,457	2,112	1,804	1,858	1,676	1,764	1,245
Operating income (loss)	(746)	(282)	(1,132)	(390)	(525)	(713)	(807)	(133)
Interest income (expense), net	(32)	(7)	(25)	(23)	(22)	(28)	(21)	1
Other income (loss), net	83	193	6	(42)	10	51	(23)	(32)
Income (loss) before taxes on income	(695)	(96)	(1,151)	(455)	(537)	(690)	(851)	(164)
Taxes on income	(12)	(21)	30	34	13	(4)	(42)	(5)
Loss from operations of the Company and its consolidated subsidiaries	(683)	(75)	(1,181)	(489)	(550)	(686)	(809)	(159)
Minority interests, net of tax	(15)	(33)	(11)	(31)	(42)	(17)	(14)	--
Gain on sale of shares in Comverge	--	--	705	--	--	--	--	--
Share of loss in Comverge	(353)	(331)	(382)	(176)	(201)	(179)	--	--
Net loss from continuing operations	(1,051)	(439)	(869)	(696)	(793)	(882)	(823)	(159)
Gain on sale of discontinued operations, net of tax	--	--	--	--	--	--	542	(1)
Net income (loss) from discontinued operations, net of tax	456	646	397	384	354	310	154	(20)
Net income (loss)	$(595)	$207	$(472)	$(312)	$(439)	$(572)	$(127)	$(180)
Basic and diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.14)	$(0.05)	$(0.11)	$(0.09)	$(0.09)	$(0.11)	$(0.14)	$(0.02)
Discontinued operations	0.06	0.08	0.05	0.05	0.04	0.04	0.12	--
Net income (loss) per share	$(0.08)	$0.03	$(0.06)	$(0.04)	$(0.05)	$(0.07)	$(0.02)	$(0.02)
Weighted average number of shares outstanding - basic	7,920	7,922	7,936	8,117	8,117	8,117	8,117	8,117
Weighted average number of shares outstanding - diluted	7,920	7,964	7,936	8,117	8,117	8,117	8,117	8,117

___________
* Results have been restated for the discontinued operations of our Israel based consulting business which was sold in August 2005.

18

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

Consolidated Financial Statements of Comverge, Inc.:

Report of PricewaterhouseCoopers LLP
Consolidated Balance Sheets as of December 31, 2004 and 2005
Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2004 and 2005.
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

10.36	Consulting Agreement dated as of March 9, 2006 by and between George Morgenstern and Data Systems & Software Inc. (incorporated by reference to Exhibit E to Exhibit 10.1 to the 2006 8-K).*

10.37	Form of Consent Agreement (incorporated herein by reference to Exhibit F to Exhibit 10.1 to the 2006 8-K.).
14.1	Code of Ethics of the Registrant (incorporated herein by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
21.1	List of subsidiaries (this exhibit was previously filed with the Registrant’s 2005 Annual Report on Form 10-K filed on April 11, 2006).
#23.1	Consent of Kesselman & Kesselman CPA.
#23.2	Consent of PricewaterhouseCoopers LLP.
#31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________
* This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.
# This Exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on October 19, 2006.

Acorn Factor, Inc.

/s/ John A. Moore
John A. Moore President and Chief Executive Officer

ACORN FACTOR, INC.
(FORMERLY KNOWN AS DATA SYSTEMS & SOFTWARE INC.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF ACORN FACTOR, INC.:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets
as of December 31, 2004 and December 31, 2005	F-2

Consolidated Statements of Operations
for the years ended December 31, 2003, December 31, 2004 and December 31, 2005	F-3

Consolidated Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2003, December 31, 2004 and December 31, 2005	F-4

Consolidated Statements of Cash Flows
for the years ended December 31, 2003, December 31, 2004 and December 31, 2005	F-5

Notes to Consolidated Financial Statements.	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Acorn Factor, Inc. (formerly known as Data Systems & Software Inc.)

We have audited the consolidated balance sheets of Acorn Factor, Inc. (formerly known as Data Systems & Software Inc., the “Company”) and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 4 to the consolidated financial statements, the Company has restated its 2005 financial statements as they relate to the results of its equity investment in Comverge, Inc.

April 11, 2006 except for Note 4 as to which the date is October 18, 2006

/s/ Kesselman & Kesselman
Certified Public Accountants
A member of PricewaterhouseCoopers International Limited
Tel-Aviv, Israel

ACORN FACTOR, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS DATA SYSTEMS & SOFTWARE INC.)
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS	As of December 31,
	2004	2005
Current assets:
Cash and cash equivalents	$685	$913
Short-term bank deposits	72	--
Restricted cash	354	247
Restricted cash (under agreement with a related party)	--	300
Accounts receivable, net	6,069	4,096
Unbilled work-in-process	533	348
Inventory	61	25
Other current assets	540	709
Total current assets	8,314	6,638
Property and equipment, net	649	500
Other assets	737	334
Funds in respect of employee termination benefits	2,836	1,441
Restricted cash – non-current (under agreement with a related party)	--	1,050
Goodwill	4,408	129
Other intangible assets, net	81	81
Total assets	$17,025	$10,173
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank credit	$729	$130
Current maturities of long-term debt	466	160
Trade accounts payable	2,283	1,950
Accrued payroll, payroll taxes and social benefits	1,735	740
Other current liabilities	2,227	2,200
Total current liabilities	7,440	5,180
Long-term liabilities:
Investment in Comverge, net	1,444	1,824
Long-term debt	201	75
Liability for employee termination benefits	4,279	2,264
Other liabilities	65	10
Total long-term liabilities	5,989	4,173
Commitments and contingencies (Note 12)
Minority interests	1,471	--
Shareholders’ equity:
Common stock - $0.01 par value per share:
Authorized - 20,000,000 shares; Issued -8,937,395 share at December 31, 2004 and 2005	88	88
Additional paid-in capital	39,733	40,011
Warrants	461	183
Deferred stock-based compensation	(59)	(36)
Accumulated deficit	(34,290)	(35,608)
Treasury stock, at cost - 820,704 shares for December 31, 2004 and 2005	(3,791)	(3,791)
Accumulated other comprehensive loss	(17)	(27)
Total shareholders’ equity	2,125	820
Total liabilities and shareholders’ equity	$17,025	$10,173

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS DATA SYSTEMS & SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	Year Ended December 31,
	2003	2004	2005

Sales:
Products	$22,006	$18,034	$17,471
Projects	5,070	3,798	4,239
Other	--	--	154
Total sales	27,076	21,832	21,864
Cost of sales:
Products	18,201	14,609	14,397
Projects	3,708	2,606	2,929
Other	--	--	120
Total cost of sales	21,909	17,215	17,446
Gross profit	5,167	4,617	4,418
Operating expenses:
Research and development expenses, net	153	30	53
Selling, marketing, general and administrative expenses	10,259	7,137	6,543
Total operating expenses	10,412	7,167	6,596
Operating loss	(5,245)	(2,550)	(2,178)
Interest income	46	31	29
Interest expense	(738)	(118)	(99)
Other income (expense), net	(322)	240	6
Loss before taxes on income	(6,259)	(2,397)	(2,242)
Taxes on income	(40)	31	(38)
Loss from operations of the Company and its consolidated subsidiaries	(6,219)	(2,428)	(2,204)
Share in losses of Comverge	(1,752)	(1,242)	(380)
Gain on sale of shares in Comverge	--	705	--
Minority interests	264	(90)	(73)
Net loss from continuing operations	(7,707)	(3,055)	(2,657)
Gain on sale of discontinued operations, net of tax	--	--	541
Net income from discontinued operations, net of tax	1,425	1,883	798
Net loss	$(6,282)	$(1,172)	$(1,318)

Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(1.00)	$(0.38)	$(0.32)
Discontinued operations	0.19	0.23	0.16
Net loss per share	$(0.81)	$(0.15)	$(0.16)
Weighted average number of shares outstanding - basic and diluted	7,738	7,976	8,117

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS DATA SYSTEMS & SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Stock-Based Deferred Compensation	Accumulated Deficit	Treasury Stock	Shareholder’s Note	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2002	8,162	$82	$37,687	$364	$(7)	$(26,787)	$(3,913)	$(298)	$--	$7,128

Net loss	--	--	--	--	--	(6,282)	--	--	--	(6,282)
Amortization of stock-based deferred compensation	--	--	--	--	7	--	--	--	--	7
Issuance of restricted shares as compensation	50	*	50	--	--	--	--	--	--	50
Exercise of options	2	*	(25)	--	--	--	41	--	--	16
Issuance of shares in lieu of debt repayment	127	1	239	--	--	--	--	--	--	240
Conversion of line of credit, net of professional fees	400	4	559	--	--	--	--	--	--	563
Issuance of warrants for professional services	--	--	--	97	--	--	--	--	--	97
Purchase of treasury shares	--	--	--	--	--	--	(2)	--	--	(2)
Write off of stockholder’s note	--	--	--	--	--	--	--	298	--	298
Equity from issuance of shares by Comverge	--	--	1,085	--	--	--	--	--	--	1,085
Balances as of December 31, 2003	8,741	$87	$39,595	$461	$--	$(33,069)	$(3,874)	$--	$--	$3,200

Net loss	--	--	--	--	--	(1,172)	--	--	--	(1,172)
Differences from translation of subsidiaries’ financial statements	--	--	--	--	--	--	--	--	(17)	(17)
Comprehensive loss										(1,189)

Issuance of restricted shares as compensation	195	1	70	--	--	--	--	--	--	71
Exercise of options	1	*	--	--	--	(49)	83	--	--	34
Issuance of stock-based deferred compensation	--	--	68	--	(68)	--	--	--	--	--
Amortization of stock-based deferred compensation	--	--	--	--	9	--	--	--	--	9
Balances as of December 31, 2004	8,937	$88	$39,733	$461	$(59)	$(34,290)	$(3,791)	$--	$(17)	$2,125

Net loss	--	--	--	--	--	(1,318)	--	--	--	(1,318)
Differences from translation of subsidiaries’ financial statements associated with sale of dsIT Technologies	--	--	--	--	--	--	--	--	22	22
Differences from translation of subsidiaries’ financial statements	--	--	--	--	--	--	--	--	(32)	(32)
Comprehensive loss										(1,328)

Amortization of stock-based deferred compensation	--	--	--	--	23	--	--	--	--	23
Expiration of warrants	--	--	278	(278)	--	--	--	--	--	--
Balances as of December 31, 2005	8,937	$88	$40,011	$183	$(36)	$(35,608)	$(3,791)	$--	$(27)	$820
* Less than $1

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS DATA SYSTEMS & SOFTWARE INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	2003	2004	2005
Cash flows used in operating activities:
Net loss	$(6,282)	$(1,172)	$(1,318)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A)	5,332	1,081	(431)
Net cash used in operating activities	(950)	(91)	(1,749)
Cash flows provided by investing activities:
Withdrawal of long-term deposit	5,700	--	--
Investment in short-term bank deposits	--	(72)	--
Maturity of short-term bank deposits	--	--	72
Amounts funded for employee termination benefits	(474)	(495)	(558)
Utilization of employee termination benefits	235	38	687
Acquisitions of property and equipment	(231)	(94)	(240)
Acquisitions of intangibles	--	--	(36)
Proceeds from the sale of Comverge shares	--	975	--
Proceeds from the sale of property and equipment	16	65	152
Restricted cash (under agreement to a related party)	--	--	(1,350)
Restricted cash	21	(3)	(3)
Business dispositions (see Schedule C)	(3,644)	--	3,431
Net cash provided by investing activities	1,623	414	2,155

Cash flows provided by (used in) financing activities:
Purchase of treasury stock	(2)	--	--
Issuance of subsidiary shares to minority interests	22	--	--
Proceeds from employee stock option exercises	16	34	--
Proceeds from note payable to a related party	--	--	425
Repayment of note payable to a related party	--	--	(425)
Short-term bank credit, net	(881)	(239)	182
Proceeds from borrowings of long-term debt	835	--	90
Repayments of long-term debt	(600)	(646)	(450)
Net cash used in financing activities	(610)	(851)	(178)
Net increase (decrease) in cash and cash equivalents	63	(528)	228
Cash and cash equivalents at beginning of year	1,150	1,213	685
Cash and cash equivalents at end of year	$1,213	$685	$913
Supplemental cash flow information:
Cash paid during the year for:
Interest	$328	$151	$144
Income taxes	$136	$90	$52

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS DATA SYSTEMS & SOFTWARE INC.)
SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	2003	2004	2005
A. Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization.	$527	$227	$254
Change in minority interests	(264)	90	73
Share in losses of Comverge	1,752	1,242	380
Change in deferred taxes	(98)	24	(81)
Increase (decrease) in liability for employee termination benefits	739	558	(277)
Gain on sale of Comverge shares	--	(705)	--
Gain on sale of dsIT Technologies Ltd.	--	--	(541)
Loss on write-off of stockholder’s note	298	--	--
Gain on sale of property and equipment, net	(47)	(2)	(6)
Stock and stock option compensation	57	80	23
Accretion of discount on convertible debt and amortization of related costs	500	--	--
Other	70	21	(71)
Changes in operating assets and liabilities:
Decrease in accounts receivable, unbilled work-in- process, other current assets and other assets	3,108	424	1,210
Decrease in inventory	293	27	36
Decrease in accounts payable, other current liabilities and other liabilities	(1,603)	(483)	(1,431)
Decrease in the liabilities of US based consulting business	--	(422)	--
	$5,332	$1,081	$(431)

B. Non-cash investing and financing activities:
Issuance of common stock in lieu of debt repayment	$803
Increase in investment in Comverge from issuance of preferred and common stock credited to additional paid-in capital	$1,085
Accrued expenses incurred in investment of Comverge	$200
Issuance of subsidiary shares to minority interest in lieu of balance due		$22
Increase in goodwill from sale of dsIT Technologies			$79

C. Net cash provided by the sale of dsIT Technologies.:
Current assets			$1,152
Non-current assets			1,114
Goodwill disposed			4,358
Differences from translation of dsIT Technologies financial statements			22
Goodwill acquired			(79)
Short-term debt			(781)
Current liabilities			(256)
Other liabilities			(1,461)
Minority interests			(1,552)
Gain on sale of dsIT Technologies Ltd			541
Deferred taxes on gain on sale of dsIT Technologies Ltd.			373
			$3,431

Net cash used in the disposition of Comverge:
Current assets	$4,634
Property, equipment and other assets	1,190
Goodwill	499
Intangibles	214
Short-term debt	(3,880)
Current liabilities	(2,340)
Other liabilities	(517)
Cash investment in Comverge	(3,444)
	$(3,644)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—NATURE OF OPERATIONS

(a) Description of Business

Acorn Factor, Inc. (formerly known as Data Systems & Software Inc.), a Delaware corporation (“Acorn Factor”), through its subsidiaries (collectively, the “Company”) and its equity investment in Comverge Inc. (“Comverge”), (i) provides software consulting and development services (ii) is an authorized dealer and a value-added-reseller of computer hardware, and (iii) provides energy intelligence solutions for utilities and energy companies (through Comverge, whose results were consolidated up to March 31, 2003 (see Note 4)). The Company’s operations are based in the United States and in Israel. Acorn Factor’s shares are traded on the OTC Bulletin Board. In June 2005, the Company’s Israeli operations were reorganized with all project activities being conducted through its dsIT Solutions Ltd. subsidiary and all outsourcing consulting services being conducted through its dsIT Technologies Ltd. subsidiary. In August 2005, dsIT Technologies and its associated outsourcing consulting activities was sold by the Company and the other shareholders of dsIT Technologies (see Note 3). On March 10, 2006, the Company sold its Databit Inc. subsidiary which comprises the entire computer hardware segment (see Note 18(a)).

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Functional Currency and Foreign Currency Transactions

The currency of the primary economic environment in which the operations of Acorn Factor and its US subsidiaries are conducted is the United States dollar (“dollar”). Accordingly, the Company and all of its US subsidiaries use the dollar as their functional currency. The financial statements of the Company’s Israeli subsidiary whose functional currency is the New Israeli Shekel (“NIS”) have been translated in accordance with Statement of Financial Accounting Standards (“SFAS”) 52 of the Financial Accounting Standards Board of the United States (“FASB”) assets and liabilities are translated at year-end exchange rates, while operating results items are translated at the exchange rate in effect on the date of the transaction. Differences resulting from translation are presented in shareholders’ equity as accumulated other comprehensive loss. All exchange gains and losses denominated in non-functional currencies are reflected in other income (loss), net, in the consolidated statement of operations when they arise.

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

Concentration of Credit Risk – Allowance for Doubtful Accounts

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

Restricted stock awards are subject to risk of forfeiture and vesting conditions. Typically the vesting occurs over a prescribed period of time and requires continued service and employment by the recipient. Restricted stock is valued at fair market value at the date of grant and is amortized over the vesting period.

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

Profit and loss of the discontinued operations associated with Technologies were as follows:

	Year ended December 31,
	2003	2004	2005*
Sales	$7,958	$8,281	$5,636
Cost of sale	6,067	6,372	4,440
Gross profit	1,891	1,909	1,196
Operating income	1,652	1,677	1,001
Interest expense, net	35	54	59
Net income from discontinued operations, net of income taxes	$1,425	$1,535	$798

* Includes the results of operations up to August 18, 2005.

Assets and liabilities of the discontinued operation were as follows:

	As at December 31,
	2004	2005
Cash and cash equivalents	$2	$--
Restricted cash	$113	$--
Accounts receivable and unbilled work-in-process, net	$1,504	$--
Other current assets	$118	$--
Funds in respect of employee termination benefits	$1,056	$--
Other assets	$103	$--
Goodwill	$4,358	$--
Short-term bank credit	$170	$--
Accrued payroll, payroll taxes, social benefits and other current liabilities	$1,392	$--
Liability for employee termination benefits	$1,563	$--

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

NOTE 4—INVESTMENT IN COMVERGE

(a) Restatement of Comverge, Inc. financial Statements for the years ended December 31, 2003, 2004 and 2005

The consolidated financial statements of Comverge have been restated for the years ended December 31, 2003, 2004 and 2005 to correctly account for the following transactions:

Revenue recognition

(1) Comverge reevaluated its accounting for the sale of its raw materials inventory to its outsourced manufacturer from 2003 through 2005. The reevaluation resulted in an overstatement of revenue and cost of revenue of $248, $895 and $295 for the years ended December 31, 2003, 2004 and 2005. There was no impact on Comverge’s net loss, financial position, or cash flows in any period.

(2) Comverge reassessed its accounting for certain multiple element arrangements and determined that the ongoing services are essential to the delivered elements. The reassessment resulted in an overstatement of revenue of $1,967 and cost of revenue of $790 for the year ended December 31, 2005.

(3) In connection with the preparation of its June 30, 2006 financial statements, Comverge identified a mathematical error in the calculation of revenue for one of its long-term contracts. This resulted in an overstatement of revenue of $99 for the year ended December 31, 2005.

Property and equipment

In connection with the preparation of its June 30, 2006 financial statements, Comverge identified instances where certain costs should not have been capitalized or should have been previously written off upon disposal. This resulted in an understatement of net loss of $382 for the year ended December 31, 2005.

Other

In connection with the preparation of its June 30, 2006 financial statements, Comverge identified certain errors relating to prepaid expenses and classification of certain components of cost of revenue. This resulted in a decrease of operating expense of $110 and an increase in cost of revenue of $171.

Accordingly, the reported Financial Position as of December 31, 2005 and Results of Operations for the three years ended December 31, 2003, 2004 and 2005 for Comverge have been restated to reflect the correction of these errors as follows:

	As at December 31,
		2005
	2004	As reported	As restated

Cash and cash equivalents	$8,761	$2,606	$2,606
Other current assets	7,779	10,066	10,948
Property and equipment, net	5,342	10,545	10,282
Goodwill and other intangible assets	726	677	677
Other assets	1353	42	42
Total assets	$23,961	$23,936	$24,555
Current liabilities	5,642	$8,298	$10,503
Long-term debt	--	4,000	4,000
Other non-current liabilities	2,211	1,802	1,802
Total liabilities	7,853	14,100	16,305
Common stock and paid-in-capital	19,111	19,204	19,204
Convertible preferred stock	35,106	35,106	35,106
Deferred Compensation	(30)	--	--
Accumulated deficit	(38,079)	(44,474)	(46,060)
Total liabilities and shareholders’ equity	$23,961	$23,936	$24,555

Results of Operations	Nine Months Ended December 31, 2003 (Unaudited)		Year ended December 31, 2004		Year ended December 31, 2005
	As reported	As restated	As reported	As restated	As reported	As restated

Sales	$10,942	$10,756	$18,159	$17,264	$25,711	$23,351
Gross profit	$3,691	$3,691	$7,603	$7,603	$13,083	$11,462
Operating loss	$(7,578)	$(7,578)	$(9,029)	$(9,029)	$(6,341)	$(7,927)
Net loss	$(7,955)	$(7,955)	$(9,258)	$(9,258)	$(6,395)	$(7,981)

(b) Investment in Comverge Inc.

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

The activity in the Company’s investments in Comverge is as follows:

	Common Stock	Preferred Stock	Net Investment
Accumulated deficit at March 31, 2003	$(12,582)	$--	$(12,582)
Conversion of inter-company balances to equity	9,673	--	9,673
Adjustment of the Company’s investment from dilution of common shares and new valuation of Comverge common shares	1,085	--	1,085
Cash paid for preferred stock of Comverge	--	3,350	3,350
Transaction costs	--	294	294
Equity loss in Comverge - nine months ended December 31, 2003	--	(1,752)	(1,752)
Balances as of December 31, 2003	(1,824)	1,892	68
Preferred shares sold	--	(270)	(270)
Equity loss in Comverge - year ended December 31, 2004	--	(1,242)	(1,242)
Balances as of December 31, 2004	(1,824)	380	(1,444)
Equity loss in Comverge - year ended December 31, 2005	--	(380)	(380)
Balances as of December 31, 2005	$(1,824)	$--	$(1,824)

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

In the future, equity income from the Company’s preferred investment may be recorded up to the Company’s original $3,644 preferred share investment in Comverge, and thereafter to its investment in Comverge’s common shares, of which the Company currently owns approximately 76%. As at December 31, 2005, the Company has a provision for unrecognized losses in Comverge of $173. As at December 31, 2005, the Company will record equity income from its preferred investment in Comverge, if and when Comverge records net income in excess of approximately $2,500.

NOTE 5—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:	As of December 31,
	2004	2005
Trade accounts receivable	$6,101	$4,114
Allowance for doubtful accounts	(32)	(18)
Accounts receivable, net	$6,069	$4,096

Bad debt expense (income) related to trade accounts receivable was $50, $(38) and $5 for the years ended December 31, 2003, 2004 and 2005, respectively.

NOTE 6—OTHER CURRENT ASSETS

Other current assets consist of the following:	As of December 31,
	2004	2005
Prepaid expenses	$125	$137
Employees	104	37
Income tax receivable	99	58
Funds in respect of employee termination benefits	--	277
Claim receivable	127	123
Deferred income taxes	62	28
Other	23	49
	$540	$709

NOTE 7—PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Estimated Useful Life (in years)	As of December 31,
Cost:		2004	2005
Computer hardware and software	1.5 - 5	$1,149	992
Office furniture and equipment	4-10	496	438
Motor vehicles	4-7	315	110
Leasehold improvements	Term of lease	218	208
		2,178	1,748
Accumulated depreciation and amortization
Computer hardware and software		910	776
Office furniture and equipment		335	299
Motor vehicles		166	38
Leasehold improvements		118	135
		1,529	1,248
Property and equipment, net		$649	$500

Depreciation and amortization in respect of property and equipment amounted to $451, $195 and $220 for 2003, 2004 and 2005, respectively.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

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

	As of December 31,
	2004	2005
Bank debt	$667	$170
Other debt	--	65
Total debt	667	235
Less: current portion	(466)	(160)
Long-term bank debt	$201	$75

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
$235

  NOTE 10—OTHER CURRENT LIABILITIES

Other current liabilities consists of the following:
	As of December 31,
	2004	2005
Taxes payable	$824	$796
Lien allowance	410	410
Advances from customers	160	102
Accrued expenses	463	461
Liability for employee termination benefits	--	277
Value added taxes payable	203	65
Other	167	89
	$2,227	$2,200

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

(b)	Severance pay expenses amounted to approximately, $868, $684 and $463 for the years ended December 31, 2003, 2004 and 2005, respectively.

(c)	The Company expects to contribute approximately $156 to the insurance policies in respect of its severance pay obligations in the year ended December 31, 2006.

(d)  The Company expects to pay the following future benefits to its employees upon their normal retirement age in the next ten years:

Years ending December 31,
2006	$--
2007	--
2008	--
2009	--
2010	--
2011 - 2015	1,130
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

A summary status of the Company’s option plans as of December 31, 2003, 2004 and 2005, as well as changes during each of the years then ended, is presented below:

	2003		2004		2005
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	1,738,767	$5.18	1,308,051	$4.83	1,720,435	$2.88
Granted at market price	17,000	$1.86	790,000	$0.96	30,000	$1.80
Exercised	(10,666)	$1.70	(19,666)	$1.74	--	--
Forfeited and expired	(437,050)	$6.17	(357,950)	$5.83	(175,100)	$6.33
Outstanding at end of year	1,308,051	$4.83	1,720,435	$2.88	1,575,335	$2.48
Exercisable at end of year	1,282,048	$4.88	956,267	$4.47	1,061,151	$3.27

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

(b) Warrants

The Company has issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrants activity follows:

	2003		2004		2005
	Number of Warrants (in shares)	Weighted Average Exercise Price	Number of Warrants (in shares)	Weighted Average Exercise Price	Number of Warrants (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	315,000	$3.36	435,000	$3.06	435,000	$3.06
Granted	120,000	$2.25	--	$--	--	$--
Expired	--	$--	--	$--	245,000	$3.24
Outstanding at end of year	435,000	$3.06	435,000	$3.06	190,000	$2.81
Exercisable end of year	435,000	$3.06	435,000	$3.06	190,000	$2.81

The following table summarized information about warrants outstanding and exercisable at December 31, 2005:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life
	(in shares)	(in years)
$2.00	30,000	1.93
$2.34	60,000	1.93
$3.34	100,000	1.93
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

NOTE 14--INCOME TAXES

(a) Composition of loss from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2003	2004	2005
Domestic	$(3,739)	$(1,157)	$(1,414)
Foreign	(2,520)	(1,240)	(828)
	$(6,259)	$(2,397)	$(2,242)

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2003	2004	2005
Current:
Federal	$--	$--	$--
State and local	18	--	5
Foreign	33	7	100
	51	7	105
Deferred:
Federal	$--	$--	$--
State and local	(10)	5	(6)
Foreign	(81)	19	(137)
	(91)	24	(143)
Total income tax expense (benefit)	$(40)	$31	$(38)

(b) Effective Income Tax Rates

Set forth below is reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year Ended December 31,
	2003	2004	2005
Statutory Federal rates	34%	34%	34%
Increase (decrease) in income tax rate resulting from:
Non-deductible expenses	1	(29)	(1)
State and local income taxes, net	5	6	(1)
Other	--	1	(1)
Tax benefit on sale of dsIT Technologies	--	--	16
Valuation allowance	(39)	(13)	(45)
Effective income tax rates	1%	(1)%	2%

(c) Analysis of Deferred Tax Assets and (Liabilities)

Deferred tax assets consist of the following:	As of December 31,
	2004	2005
Employee benefits	$591	$324
Negative investment in Comverge	620	620
Other temporary differences	526	496
Net operating and capital loss carryforwards	7,271	5,515
	9,008	6,955
Valuation allowance	(8,794)	(6,924)
Net deferred tax assets	214	31
Deferred tax liabilities consist of the following:
Intangible asset basis differences	(27)	(16)
Net deferred tax assets, net	$187	$15

Deferred tax assets - current	$62	$28
Deferred tax assets - non-current	152	3
Deferred tax liabilities - non-current	(27)	(16)
Net deferred tax assets	$187	$15

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

(d) Summary of Tax Loss Carryforwards

As of December 31, 2005, the Company had various net operating loss carryforwards expiring as follows:

Expiration:	Federal	State	Foreign
2006-2007	$--	$47	$--
2008	--	801	--
2009	--	2,291	--
2010	--	2,861	--
2011	--	992	--
2012	--	2,721	--
2019-2025	11,866	--	--
Unlimited	--	--	895
Total	$11,866	$9,713	$895

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

The following tables represent segmented data for the years ended December 31, 2005, 2004 and 2003:

	Software Consulting and Development(*)	Energy Intelligence Solutions(**)	Computer Hardware(***)	Other (****)	Total
Year ended December 31, 2005:
Revenues from external customers	$4,158	$--	$17,677	$29	$21,864
Intersegment revenues	--	--	15	--	15
Depreciation and amortization	221	--	21	--	242
Segment gross profit	1,213	--	3,176	29	4,418
Interest expense, net	83	--	5	--	88
Segment income (loss)	(850)	--	45	19	(786)
Segment assets	4,669	--	3,431	--	8,100
Expenditures for segment assets	152	--	34	--	186
Year ended December 31, 2004:
Revenues from external customers	$3,300	$--	$18,468	$64	$21,832
Intersegment revenues	--	--	--	--	--
Depreciation and amortization	209	--	16	--	225
Segment gross profit	809	--	3,744	64	4,617
Interest expense, net	157	--	--	--	157
Segment income (loss)	(1,461)	--	19	38	(1,404)
Segment assets	12,109	--	4,156	--	16,265
Expenditures for segment assets	81	--	13	--	94
Year ended December 31, 2003:
Revenues from external customers	$4,198	$4,700	$18,139	$39	$27,076
Intersegment revenues	--	284	20	--	304
Depreciation and amortization	350	158	16	--	524
Segment gross profit	690	1,313	3,125	39	5,167
Interest expense, net	135	108	159	--	402
Segment loss	(1,990)	(1,422)	(191)	(17)	(3,620)
Segment assets	11,640	--	4,324	--	15,964
Expenditures for equity investments	--	3,444	--	--	3,444
Expenditures for segment assets	162	54	15	--	231

(*)	Segment information excludes the discontinued results of the Israel based outsourcing activities and US-based consulting activities - see Note 3.

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

(c) The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended and as of December 31, 2003, 2004 and 2005:

	Year Ended December 31,
	2003	2004	2005
Revenues:
Total consolidated revenues for reportable segments	$27,037	$21,768	$21,835
Other operational segment revenues	39	64	29
Total consolidated revenues	$27,076	$21,832	$21,864
Income (loss)
Total loss for reportable segments	$(3,620)	$(1,442)	$(805)
Other operational segment operating income (loss)	(17)	38	19
Total operating loss	(3,637)	(1,404)	(786)
Cost of corporate headquarters	(2,300)	(1,233)	(1,462)
Other income (expense)	(322)	240	6
Income taxes	40	(31)	38
Minority interests	264	(90)	(73)
Equity loss in Comverge	(1,752)	(1,242)	(380)
Gain on sale of shares in Comverge	--	705	--
Discontinued operations, net of tax	1,425	1,883	798
Gain on sale of discontinued operations, net of tax	--	--	541
Consolidated loss	$(6,282)	$(1,172)	$(1,318)

	As of December 31,
	2003	2004	2005
Assets:
Total assets for reportable segments	$16,032	$16,265	$8,100
Unallocated amounts: Net assets of corporate headquarters *	1,642	760	2,073
Total consolidated assets	$17,674	$17,025	$10,173

_________
* In 2005 includes restricted cash (current and non-current) of $1,597 ($241 in 2004) (see notes 18(a) and 18(b).

Other Significant Items	Segment Totals	Adjustments	Consolidated Totals
Year ended December 31, 2005
Depreciation and amortization	$242	$12	$254
Expenditures for assets	186	54	240

Year ended December 31, 2004
Depreciation and amortization	$225	$2	$227
Expenditures for assets	94	--	94

Year ended December 31, 2003
Depreciation and amortization	$524	$3	$527
Expenditures for assets	231	--	231

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

(iv) The assumption b
y Databit of the Company's obligations under the Company's leases for the premises in New York City and Mahwah, New Jersey, which provide for aggregate rents of approximately $450 over the next three years.

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

As a result of the transaction, the Company expects to record a loss of approximately $2,000 in the first quarter of 2006. In addition, cash, which had previously been restricted with respect to the GM Employment Agreement, will no longer be restricted. Subsequent to the second quarter of 2006, the Company will no longer have any activity in its Computer Hardware segment.

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

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule

To the Board of Directors of Acorn Factor, Inc. (formerly known as Data Systems & Software Inc.):

Our audits of the consolidated financial statements referred to in our report dated April 11, 2006 except for Note 4 to the Company’s consolidated financial statements for which the date is October 18, 2006 of Acorn Factor Inc. (formerly known as Data Systems & Software Inc., the “Company”) related to the consolidated financial statements of the Company which are included in this Annual Report on Form 10-K/A also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

April 11, 2006 except for Note 4 as to which the date is October 18, 2006

/s/ Kesselman & Kesselman
Certified Public Accountants
A member of PricewaterhouseCoopers International Limited
Tel Aviv, Israel

S-1

ACORN FACTOR, INC.

(FORMERLY KNOWN AS DATA SYSTENMS & SOFTWARE INC.)
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005
(in thousands)

Description	Balance at the Beginning of the Year	Charged to Costs and Expenses	Other Adjustments	Balance at the End of the Year

Allowance for doubtful accounts
Year ended December 31, 2003	214	50	(210)	55
Year ended December 31, 2004	55	(38)	15	32
Year ended December 31, 2005	32	5	(19)	18

Allowance for inventory valuation
Year ended December 31, 2003	43	--	(30)	13
Year ended December 31, 2004	13	--	(12)	1
Year ended December 31, 2005	1	--	(1)	--

Valuation allowance for deferred tax assets
Year ended December 31, 2003	12,634	--	(4,082)	8,552
Year ended December 31, 2004	8,552	--	242	8,794
Year ended December 31, 2005	8,794	298	(2,168)	6,924

S-2

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF COMVERGE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Comverge, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Comverge, Inc. and its subsidiaries at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for each of the three years in the period ended December 31, 2005.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 29, 2006, except for Notes 2, 3 and 21 which are as of October 4, 2006

COMVERGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2004	2005
		(Restated)
Assets
Current assets
Cash and cash equivalents	$8,761	$2,606
Accounts receivable, net	4,620	5,288
Inventory, net	2,102	1,721
Prepaid employee termination benefits	—	343
Other current assets	1,057	3,596
Total current assets	16,540	13,554
Property and equipment, net	5,342	10,282
Goodwill and other intangible assets, net	726	677
Other assets	1,353	42
Total assets	$23,961	$24,555

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,225	$2,600
Deferred revenue	1,963	4,805
Accrued incentive payments	33	693
Accrued expenses	953	1,185
Liability for employee termination benefits	—	580
Other current liabilities	468	640
Total current liabilities	5,642	10,503
Long-term liabilities
Long-term trade payable	1,362	1,362
Long-term bank debt	—	4,000
Other liabilities	849	440
Total long-term liabilities	2,211	5,802
Commitments and contingencies (Note 18)
Stockholders’ equity
Convertible preferred stock
Series A, $ .001 par value per share, authorized 10,402,000 shares; issued and outstanding 10,401,146 shares as of December 31, 2004 and 2005; liquidation preference of $32,516 as of December 31, 2004 and 2005	21,438	21,438
Series B, $ .001 par value per share, authorized 7,875,377 shares; issued and outstanding 5,640,878 shares as of December 31, 2004 and 2005; liquidation preference of $20,449 as of December 31, 2004 and 2005	13,568	13,568
Series A-2, $ .001 par value per share, authorized 36,076 shares; issued and outstanding 36,076 shares as of December 31, 2004 and 2005; liquidation preference of $150 as of December 31, 2004 and 2005	100	100
Common stock, $ .001 par value per share, authorized 28,185,739 shares; issued and outstanding 5,903,598 and 6,154,373 shares as of December 31, 2004 and 2005, respectively	6	6
Additional paid-in capital	19,105	19,198
Deferred compensation	(30)	—
Accumulated deficit	(38,079)	(46,060)
Total stockholders’ equity	16,108	8,250
Total liabilities and stockholders’ equity	$23,961	$24,555

The accompanying notes are an integral part of these consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2003	2004	2005
	(Restated)	(Restated)	(Restated)

Revenue

Product	$12,344	$12,133	$11,343
Service	3,050	5,131	12,008
Total revenue	15,394	17,264	23,351
Cost of revenue
Product	9,515	7,981	8,392
Service	875	1,680	3,497
Total cost of revenue	10,390	9,661	11,889

Gross profit	5,004	7,603	11,462
Operating expenses
General and administrative expenses	8,943	8,251	11,368
Marketing and selling expenses	4,177	7,335	6,927
Research and development expenses	615	1,046	1,094
Operating loss	(8,731)	(9,029)	(7,927)
Other expense (income)	(30)	66	8
Interest expense	616	163	46
Loss before income taxes	(9,317)	(9,258)	(7,981)
Provision for income taxes	—	—	—
Net loss	$(9,317)	$(9,258)	$(7,981)

Basic and diluted	$(1.67)	$(1.59)	$(1.31)

Weighted average number of shares used in computation	5,584,085	5,833,151	6,079,942

Pro forma net loss per share (unaudited)
Basic and diluted			$(0.36)

Weighted average number of shares used in computation			22,158,042

The accompanying notes are an integral part of these consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Deferred Compen- sation	Accumulated Deficit	Total Stock- holders’ Equity (Deficit)

Balances as of December 31, 2002	—	$—	—	$—	—	$—	—	$—	4,937,748	$5	$8,631	$—	$(19,504)	$(10,868)
Issuance of Series A convertible preferred stock	8,945,350	18,425	—	—	—	—	—	—	—	—	—	—	—	18,425
Issuance of Series A-1 convertible preferred stock	—	—	721,527	2,000	—	—	—	—	—	—	—	—	—	2,000
Issuance of Series A-2 convertible preferred stock	—	—	—	—	—	—	36,076	100	—	—	—	—	—	100
Repurchase of Series A-1 convertible preferred stock	—	—	(721,527)	(2,000)	—	—	—	—	—	—	—	—	—	(2,000)
Issuance of common stock for acquisition of 6D	—	—	—	—	—	—	—	—	877,000	1	509	—	—	510
Contribution of debt by affiliated investor	—	—	—	—	—	—	—	—	—	—	9,673	—	—	9,673
Executive compensation payable by affiliated investor	—	—	—	—	—	—	—	—	—	—	200	—	—	200
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,317)	(9,317)
Balances as of December 31, 2003	8,945,350	18,425	—	—	—	—	36,076	100	5,814,748	6	19,013	—	(28,821)	8,723
Issuance of Series A convertible preferred stock	1,455,796	3,013	—	—	—	—	—	—	—	—	—	—	—	3,013
Issuance of Series B convertible preferred stock	—	—	—	—	5,640,878	13,568	—	—	—	—	—	—	—	13,568
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	4,052	—	5	—	—	5
Treasury stock	—	—	—	—	—	—	—	—	(8,000)	—	(14)	—	—	(14)
Deferred compensation	—	—	—	—	—	—	—	—	—	—	30	(30)	—	—
Issuance of common stock with Series B financing	—	—	—	—	—	—	—	—	92,798	—	34	—	—	34
Stockholder loans	—	—	—	—	—	—	—	—	—	—	37	—	—	37
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,258)	(9,258)
Balances as of December 31, 2004	10,401,146	21,438	—	—	5,640,878	13,568	36,076	100	5,903,598	6	19,105	(30)	(38,079)	16,108
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	775	—	1	—	—	1
Deferred compensation	—	—	—	—	—	—	—	—	—	—	—	30	—	30
Issuance of common stock	—	—	—	—	—	—	—	—	250,000	—	92	—	—	92
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,981)	(7,981)
Balances as of December 31, 2005, as restated	10,401,146	$21,438	—	$—	5,640,878	$13,568	36,076	$100	6,154,373	$6	$19,198	$—	$(46,060)	$8,250

The accompanying notes are an integral part of these consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2004	2005
			(Restated)
Cash flows from operating activities
Net loss	$(9,317)	$(9,258)	$(7,981)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,166	1,009	1,394
Noncash stock compensation	200	—	122
Amortization of debt issuance costs	15	29	55
Loss on disposal of property and equipment	62	69	54
Provision for inventory	—	45	355
Allowance for doubtful accounts	—	—	60
Changes in operating assets and liabilities
Accounts receivable, net	579	(1,599)	(728)
Inventory, net	(1,364)	1,256	(1,759)
Prepaid expenses and other assets	(301)	(1,300)	(1,262)
Accounts payable	1,596	(568)	375
Accrued expenses and other liabilities	114	1,774	1,243
Deferred revenue	117	1,592	2,842
Net cash used in operating activities	(7,133)	(6,951)	(5,230)
Cash flows from investing activities
Purchases of property and equipment	(1,485)	(4,156)	(4,851)
Funding of termination benefits	(69)	—	(75)
Net cash used in investing activities	(1,554)	(4,156)	(4,926)
Cash flows from financing activities
Proceeds from exercise of stock options	—	5	1
Purchase of treasury stock	—	(14)	—
Proceeds from Series A preferred stock, net of $218 and $20 issuance costs, respectively	18,425	3,013	—
Proceeds from Series A-1 preferred stock	2,000	—	—
Repurchase of Series A-1 preferred stock	(2,000)	—	—
Proceeds from Series A-2 preferred stock	100	—	—
Proceeds from Series B preferred stock, net of $31 issuance costs	—	13,602	—
Repayments of long-term debt	(8,200)	(1,345)	—
Proceeds from repayment of stockholder loans	—	37	—
Borrowings under credit facility	2,822	—	—
Proceeds from long-term debt	—	—	4,000
Net cash provided by financing activities	13,147	15,298	4,001
Net change in cash and cash equivalents	4,460	4,191	(6,155)
Cash and cash equivalents at beginning of year	110	4,570	8,761
Cash and cash equivalents at end of year	$4,570	$8,761	$2,606
Cash paid for interest	$190	$91	$130
Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$—	$102	$67
Increase in fixed assets resulting from transfer of inventory	$685	$686	$1,785
Affiliated investor contribution of debt to paid-in-capital	$9,673	$—	$—
Assets/liabilities acquired in acquisition
Property and equipment	(472)	—	—
Identified intangible	(104)	—	—
Other current liabilities	66	—	—
Value of shares issued in respect of acquisition	510	—	—

The accompanying notes are an integral part of these consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), provides (i) Smart Grid solutions to utilities and other energy customers consisting of demand response systems made up of hardware, software and installation services (“Smart Grid Solutions Group”), and (ii) Alternative Energy Resources through which the Company provides electric capacity to its utility customers during periods of peak energy demand (“Alternative Energy Resources Group”). Prior to April 2003, the Company was a wholly-owned subsidiary of Acorn Factor, Inc. (formerly known as Data Systems & Software, Inc.) (“AFI”). In April 2003 and continuing thereafter, the Company completed a series of equity financings. After giving effect to the equity financings, AFI remains the Company’s largest stockholder, owning approximately 25 percent of the Company’s issued and outstanding voting equity as of December 31, 2004 and 2005.

Basis of Consolidation

The consolidated financial statements of the Company include the accounts of its subsidiaries. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements presented reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005, Consolidated Balance Sheets as of December 31, 2004 and 2005 and Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005. All entries required for the fair presentation of the financial statements are of a normal recurring nature. Intercompany transactions and balances are eliminated upon consolidation.

Liquidity

The Company has a history of recurring losses and negative cash flows from operations. Historically, the Company has funded cash needs through the issuance of preferred stock and subordinated convertible debt financing. In March 2006, the Company completed an additional equity financing through the sale of its Series C convertible preferred stock. The Company’s Alternative Energy Resources Group requires significant capital to support (i) planned operating losses incurred during the installation phase of long-term contracts, and (ii) working capital requirements incident to the provision of long-term capacity commitments. If the Company is unable to obtain additional financing when needed, the Company may be required to reduce its investment in the aforementioned systems and marketing efforts, which may harm its business and operating results. The Company believes that available cash and cash equivalents and borrowings from its senior loan agreement, including the net proceeds from its recent private placements of convertible preferred stock, will be sufficient to meet its capital needs for at least the next 12 months.

The Company’s operations are subject to certain risks and uncertainties, including, among others: its history of annual losses since inception, its potential requirement to make refunds to customers, significant revenues from contracts with a small number of customers, its ability to fully realize the revenues anticipated by its estimated contracted revenues and backlog, its failure to meet product development milestones, its dependency on utility industry customers for its revenues, lengthy sales cycles, it operates in highly competitive markets, its ability to expand strategic partnerships to market its products, its reliance on key third-parties to manufacture its products, its use of technology licensed from third-parties, intellectual property litigation, increases in terminations by residential and commercial customers, and the need to retain key personnel. Any of these factors could impair its ability to expand its operations or to generate significant revenue from those markets in which it operates. As a result of the above and other factors, the Company’s earnings and financial condition can vary significantly from quarter-to-quarter and year-to-year.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. Significant estimates include management’s estimate of provisions required for non-collectible accounts receivable, obsolete or slow-moving inventory, and potential product warranty liability. Actual results could differ from those estimates.

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Comprehensive Income and Foreign Currency Transactions

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. There was no difference between the Company’s net loss and its total comprehensive loss for the years ended December 31, 2003, 2004 and 2005, respectively.

The currency of the primary economic environment in which the operations of the Company are conducted is the United States Dollar (“dollar”). Accordingly, the Company and its subsidiaries use the dollar as their functional currency. All exchange gains and losses denominated in non-dollar currencies are presented on a net basis in operating expense in the consolidated statement of operations when they arise. Foreign currency gain (loss) amounted to ($15), ($4) and $14 for the years ended December 31, 2003, 2004 and 2005, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash and demand deposits in banks and short-term investments.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on specific identification of accounts considered to be doubtful of collection as well as historical experience. As of December 31, 2004 and 2005, there were $0 and $60, respectively, identified as doubtful of collection.

Inventory, net

Inventories are stated at the lower of cost or market. Inventory cost is determined on the basis of specific identification based on acquisition cost, and due provision is made to reduce all slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. As of December 31, 2004 and 2005, there were provisions of $45 and $400, respectively, for inventory identified as slow-moving, obsolete, or unusable.

Property and Equipment, net

Property and equipment are presented at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets. In the case of installed assets that are part of long-term contracts, the assets are depreciated over the shorter of the useful life or the term of the contract. In respect of these installed assets, depreciation expense is recognized as a component of cost of revenue. Leasehold improvements are depreciated over the shorter of the lease term or useful life. Improvements are capitalized while repairs and maintenance are expensed as incurred. Gains or losses realized on the disposal or retirement of property and equipment are recognized in the consolidated statement of operations.

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of liabilities for asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. As part of the Company’s Alternative Energy Resources Group, the Company installs hardware at residences of select utility customers. At the request of the homeowner, the Company is obligated to remove this hardware. Any associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and recognized as depreciation expense over the asset’s life. Accordingly, in the years ended December 31, 2004 and 2005, the Company recognized an asset retirement obligation liability and an associated adjustment in the cost of long-lived assets of $102 and $67, respectively. In 2003, the estimated cost of these obligations was immaterial and there was no obligation recorded.

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Goodwill and Intangibles, net

Goodwill represents the excess of cost over the fair value of the net tangible assets and identified intangible assets of businesses acquired in purchase transactions. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized. Goodwill and other indefinite-lived intangible assets are tested for impairment on at least an annual basis, on December 31 of each year. Based on the Company’s most recent impairment test completed as of December 31, 2005, there has been no impairment loss recognized for goodwill.

The costs of acquired software are presented at their fair value at acquisition date. The Company amortizes acquired software over the estimated useful lives (generally five years) using the straight-line method, which approximates the projected utility of such assets based upon the information available. The amortization expense related to acquired software is recorded in the respective cost of revenue line item in the Consolidated Statements of Operations.

The costs of registered patents and patents pending acquired from third-parties are presented at their cost as of the acquisition date. In addition, registration costs and fees for patents are capitalized. Registered patent costs are amortized over the estimated remaining useful life of the patents, from four to fourteen years. Costs for patents pending are not amortized until they are issued.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount should be assessed by comparing their carrying value to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such evaluation indicates a potential impairment, a discounted cash flow analysis is used to measure fair value in determining the amount of these assets that should be written off.

Debt Issuance Costs

Debt issuance costs are amortized over the term of the corresponding debt instrument using the straight-line method, which approximates the effective interest method. Amortization of debt issuance costs was $15, $29 and $55 for the years ended December 31, 2003, 2004 and 2005, respectively.

Debt issuance costs are included in other assets and consisted of the following as of December 31, 2004 and 2005:

	2004	2005
Debt issuance costs	$85	$247
Accumulated amortization	(44)	(99)
Debt issuance costs, net	$41	$148

Warranty Provision

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. In late 2004, the Company began to outsource manufacturing operations to a contract manufacturer that provides warranty coverage pursuant to the contractual terms of the agreement. The warranty provision included in Other current liabilities is set forth below.

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Year Ended December 31,
	2003	2004	2005

Warranty provision at beginning of year	$52	$152	$161
Accruals for warranties issued during the year	100	100	49
Warranty settlements during the year	(20)	(91)	(227)
Changes in liability for pre-existing warranties during the year, including expirations	20	—	68
Warranty provision at the end of year	$152	$161	$51

Fair Value of Financial Instruments

The carrying values reported for cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments. The subordinated convertible debt is stated at fair value as of December 31, 2004 and 2005, as it bears interest at a variable rate.

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

In accordance with SAB 104, the Company defers revenue and associated cost of revenue in its Alternative Energy Resources Group related to certain long-term Virtual Peaking Capacity (“VPC”) contracts until such time as the annual contract price is fixed and determinable. Revenue is invoiced on a monthly or quarterly basis throughout the contract year. The VPC contracts require the Company to provide electric capacity through demand reduction to utility customers, and require a measurement and verification of such capacity on an annual basis in order to determine final contract consideration for a given contract year. Contract years begin at the end of a control season (generally, at the end of a utility’s summer cooling season that correlates to the end of the utility’s peak demand for electricity) and continue for twelve months thereafter. For the year ended December 31, 2004, the Company deferred $1,713 of revenue and $281 of corresponding cost of revenue, which amounts were recognized in the year ended December 31, 2005, upon the successful measurement and verification calculation that occurred in the fourth quarter of 2005. For the year ended December 31, 2005, the Company deferred $2,524 of revenue and $889 of corresponding cost of revenue in respect of these contracts.

In certain contracts, the Company provides multiple deliverables to its customers and accounts for those contracts in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 requires that the Company assess whether the different elements qualify for separate accounting. Since the Company does not have objective evidence of the fair value of each element, the elements do not qualify for separate accounting. Accordingly, revenue for all elements is recognized ratably over the longer of the estimated customer relationship period or the life of the contract, once all revenue recognition requirements are met. Straight-line attribution is used because there is no other discernible pattern of use that suggests that revenue is earned or obligations are fulfilled in a different pattern.

In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company reports shipping and handling revenues and their associated costs in revenue and cost of revenue, respectively.

In accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), the Company records incentive payments made to participants in its VPC programs as cost of revenue.

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and reduce consumers’ use of electricity. The Company’s business success depends in part on its relationships with a limited number of large customers. During the year ended December 31, 2003, the Company had one customer which accounted for 19% of the Company’s total revenue. During the year ended December 31, 2004, the Company had two customers which accounted for 16% and 12% of the Company’s total revenue. The total accounts receivable from these customers were $256 and $129, respectively, as of December 31, 2004. During the year ended December 31, 2005, the Company had three customers which accounted for 20%, 16% and 13% of the Company’s total revenue. The total accounts receivable from these customers were $325, $1,443 and $261, respectively, as of December 31, 2005. No other customer accounted for more than 10% of the Company’s total revenue in 2003, 2004 or 2005.

The Company is subject to concentrations of credit risk from its cash and cash equivalents, short term investments and accounts receivable. The Company limits its exposure to credit risk associated with cash and cash equivalents and short term investments by placing its cash and cash equivalents with a number of domestic financial institutions and by investing in investment grade securities.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $813, $2,816 and $3,709 for the years ended December 31, 2003, 2004 and 2005, respectively. Substantially all advertising costs were incurred to promote the Company’s VPC programs to participants in an effort to acquire electric capacity in fulfillment of certain long-term capacity contracts with utility customers of the Company’s Alternative Energy Resources Group.

Internal Use Software

Software development costs of $0 and $59 were capitalized in 2004 and 2005, respectively, in accordance with AICPA Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and will be amortized over a three-year expected life in accordance with Company policy.

Software Development Costs

Software development costs have been accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under this standard, capitalization of software development costs begins upon the establishment of technological feasibility and ends when the software is generally available. Based upon the Company’s product development process, technological feasibility is established upon the completion of a working model. To date, the period between achieving technological feasibility and the general availability of the related products has been short and software development costs qualifying for capitalization have not been material. Accordingly, the Company has not capitalized any software development costs. All software development costs are a component of research and development expense.

Research and Development Expenses

All research and development costs are expensed as incurred and consist primarily of salaries and benefits.

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Stock-Based Compensation

The Company accounts for employee and director stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. In accordance therewith, the Company records compensation expense on fixed stock options and restricted common stock granted to employees and directors at the date of grant if the current market price of the Company’s common stock exceeds the exercise price of the options and restricted common stock. Compensation expense on variable stock option grants is estimated until the measurement date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. The Company complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As such, the Company provides pro forma net loss disclosures for employee and director stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company’s stock-based employee compensation plan is described more fully in Note 20.

Total stock-based compensation expense determined under the fair-value method for all awards was $122, $105 and $99 for the years ended December 31, 2003, 2004 and 2005, respectively. See the pro forma net loss reconciliation in the table below.

	Year Ended December 31,
	2003	2004	2005

Net loss as reported	$(9,317)	$(9,258)	$(7,981)
Add:
Stock-based employee compensation expense included in reported net income	—	—	30
Deduct:
Total stock-based employee compensation expense determined under fair value method-based methods for all awards	(122)	(105)	(99)
Pro forma net loss	$(9,439)	$(9,363)	$(8,050)
Net loss per share as reported:
Basic and diluted	$(1.67)	$(1.59)	$(1.31)
Pro forma net loss per share:
Basic and diluted	$(1.69)	$(1.61)	$(1.32)

The Company accounts for stock-based compensation issued to consultants on a fair value basis in accordance with SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Segment Reporting

The Company has determined that it operates in two operating segments: the Smart Grid Solutions Group and the Alternative Energy Resources Group. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker assesses the Company’s performance and allocates the Company’s resources based on two operating segments.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that they will not be realized.

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Income taxes associated with the undistributed earnings of a subsidiary are provided for in accordance with APB No. 23, Accounting for Income Taxes—Special Areas, when the Company has sufficient evidence that the subsidiary has invested or will invest the undistributed earnings indefinitely. If it is determined that the undistributed earnings of a subsidiary will be remitted in the foreseeable future, all taxes related to the remittance of such undistributed earnings are provided for in the current period as income tax expense.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, recognizes no compensation cost on grants of employee stock options when the exercise price of an option is at or below the fair market value of the underlying stock. Accordingly, the adoption of SFAS No. 123(R) could have a significant impact on the Company’s results of operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

The Company will adopt SFAS No. 123(R) on January 1, 2006 using the prospective method. The Company used the minimum-value method of measuring the fair-value of share based payments granted prior to January 1, 2006. Pursuant to SFAS No. 123(R), after January 1, 2006, the Company will continue to account for the remaining unvested portion of those previously granted awards, unless modified, using the minimum-value method. No compensation cost is expected to be recognized for awards previously granted. For awards granted on or after January 1, 2006 the Company will apply SFAS No. 123(R), which requires a fair-value measurement of all option grants.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle or the correction of an error. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. The Company will adopt SFAS No. 154 on January 1, 2006 as required. The Company anticipates that there will be no impact on the financial statements upon adoption.

2.	Restatement of 2003, 2004 and 2005 Financial Statements

The accompanying consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2003, 2004 and 2005 have been restated from those previously issued to correct the accounting for the following transactions:

Revenue recognition

(1)    The Company re-evaluated its accounting for the sale of raw materials inventory to its outsourced manufacturer from 2003 through 2005. Upon completion of such evaluation, it was determined that the sale of raw materials to its outsourced manufacturer should be treated for accounting purposes as a consignment of inventory and the proceeds from the transaction should be deferred and recognized upon the ultimate sale of the finished goods to the end customer, rather than recognized as revenue at the time of sale. At the time the finished goods inventory is sold to the end customer, any revenue and cost of revenue will be recognized. This resulted in an overstatement of revenue and cost of revenue of $248, $895 and $295 for the years ended December 31, 2003, 2004 and 2005, respectively. There was no impact on net loss, financial position, or cash flows in any period.

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(2)    The Company re-assessed its accounting for certain multiple element arrangements and determined that the ongoing services are essential to the delivered elements. Upon completion of such assessment, it was determined that contract revenues for all elements should be recognized on a straight-line basis over the estimated contractual relationship period, rather than certain elements being recognized upon delivery. This resulted in an overstatement of revenue of $1,967 and cost of revenue of $790 for the year ended December 31, 2005.

(3)    In connection with the preparation of its June 30, 2006 financial statements, the Company identified a mathematical error in the calculation of revenue for one of its long-term contracts. This resulted in an overstatement of revenue of $99 for the year ended December 31, 2005.

Property and equipment

In connection with the preparation of its June 30, 2006 financial statements, the Company identified instances where certain costs should not have been capitalized or should have been previously written off upon disposal. This resulted in an understatement of net loss of $382 for the year ended December 31, 2005.

Cost of revenue

During 2005, to correct a misclassification of cost of revenue components, the Company reclassified certain costs of revenue related to its 2004 Consolidated Statement of Operations. The revision resulted in a decrease in product cost of revenue and a corresponding increase in service cost of revenue of $602. Accordingly, the 2004 consolidated statement of operations in these financial statements reflects this revision. There was no impact on net loss, financial position, or cash flows related to this reclassification.

Other

In connection with the preparation of its June 30, 2006 financial statements, the Company identified certain errors relating to prepaid expenses and classification of certain components of cost of revenue. This resulted in a decrease in operating expense of $110 and an increase in cost of revenue of $171 for the year ended December 31, 2005.

Accordingly, the Consolidated Balance Sheet as of December 31, 2005, Consolidated Statement of Cash Flows for the year then ended, and the Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005 have been restated to reflect the correction of these errors as follows:

	2003		2004		2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Operations
Revenue	$15,642	$15,394	$18,159	$17,264	$25,711	$23,351
Cost of revenue	10,638	10,390	10,556	9,661	12,628	11,889
Gross profit	5,004	5,004	7,603	7,603	13,083	11,462
Operating loss	(8,731)	(8,731)	(9,029)	(9,029)	(6,341)	(7,927)
Net loss	(9,317)	(9,317)	(9,258)	(9,258)	(6,395)	(7,981)
Basic and diluted net loss per share	(1.67)	(1.67)	(1.59)	(1.59)	(1.05)	(1.31)

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	2005
	As Previously Reported	As Restated
Consolidated Balance Sheet
Current assets	$12,672	$13,554
Property and equipment, net	10,545	10,282
Total assets	23,936	24,555
Current liabilities	8,298	10,503
Total liabilities	14,100	16,305
Total stockholders’ equity	9,836	8,250

	2005
	As Previously Reported	As Restated
Consolidated Statement of Cash Flows
Net cash used in operating activities	$(4,866)	$(5,230)
Net cash used in investing activities	(5,290)	(4,926)
Net cash provided by financing activities	4,001	4,001
Net change in cash and cash equivalents	(6,155)	(6,155)

All footnotes impacted by the restatement have also been restated to reflect the corrected amounts.

3.	Net Loss Per Share and Pro Forma Net Loss Per Share

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method, and from convertible securities using the if-converted method. Because the Company reported a net loss for the years ended December 31, 2003, 2004 and 2005, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	Year Ended December 31,
	2003	2004	2005
Series A convertible preferred stock	8,945,350	10,401,146	10,401,146
Series A-2 convertible preferred stock	36,076	36,076	36,076
Series B convertible preferred stock	—	5,640,878	5,640,878
Subordinated debt convertible to Series B convertible preferred stock	—	—	1,103,387
Outstanding options	2,216,049	2,600,996	3,421,513
Total	11,197,475	18,679,096	20,603,000

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Pro forma net loss per share

The weighted average shares used in computing the pro forma basic and diluted net loss per share have been calculated assuming the conversion of all shares of convertible preferred stock outstanding as of December 31, 2005 into common stock as if the shares had converted immediately upon issuance. A reconciliation between the weighted average shares used in the computation of basic and diluted net loss per share and pro forma net loss per share is outlined below:

December 31, 2005
Basic and diluted weighted average common shares outstanding	6,079,942

Adjustment to reflect the conversion of preferred stock outstanding at December 31, 2005:
Conversion of Series A convertible preferred stock	10,401,146
Conversion of Series A-2 convertible preferred stock	36,076
Conversion of Series B convertible preferred stock	5,640,878
Pro forma basic and diluted weighted average common shares outstanding	22,158,042

All of the Company’s convertible preferred stock is automatically convertible into common shares, on a one-for-one basis, upon the consummation of an initial public offering with an offering share price of not less than $7.00 and in which gross proceeds to the Company are at least $30,000 (“qualified IPO”). All references to pro forma information in the notes to the consolidated financial statements are unaudited.

4.	Acquisitions

On April 7, 2003, the Company acquired from an unaffiliated company, Sixth Dimension, Inc. (“6D”), certain property and equipment and acquired software relating to its iNET software platform in exchange for 877,000 of its common shares (the “Acquisition”). The Acquisition was accounted for using the purchase method of accounting. The Company acquired a business including property and equipment, intellectual property, certain contracts with customers and all of 6D’s employees. The iNET platform adds to Comverge’s product offering, technology for upstream monitoring and control of capital assets, by combining real-time, internet-based, data warehousing capabilities with the analytical and metering capabilities of the Company’s PowerCAMP software applications.

The purchase price of the acquired business was $510, determined by an independent appraisal of the value of the Company’s common shares issued in respect of the Acquisition. As a result of the Acquisition, the Company recorded an acquired software asset, the iNET software, of $104. This asset will be amortized on a straight-line basis over three years from the Acquisition date.

Contemporaneous with the Company’s acquisition, certain 6D investors purchased $3,750 of the Company’s Series A convertible preferred stock.

5.	Accounts Receivable, net

Accounts receivable as of December 31, 2004 and 2005 consisted of billed accounts receivable of $4,372 and $4,215, respectively, net of the allowance for doubtful accounts, and unbilled accounts receivable of $248 and $1,073, respectively. Unbilled accounts receivable reflect amounts that the Company expects to invoice in the next twelve months pursuant to the Company’s contractual right to make future billings under the Alternative Energy Resources Group’s VPC contracts.

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

6.	Inventory, net

Inventory as of December 31, 2004 and 2005 consisted of the following:

	2004	2005
Raw materials and supplies	$1,192	$703
Finished goods	910	1,018
Total inventory	$2,102	$1,721

7.	Other Current Assets

Other current assets as of December 31, 2004 and 2005 consisted of the following:

	2004	2005
Finished product held for return	$—	$1,262
Deferred costs	450	1,863
Prepaid expenses	533	385
Other	74	86
Total other current assets	$1,057	$3,596

The Company reached an agreement in principle with a supplier to repurchase certain finished products sold to the Company in 2003 and carried on the Company’s books as inventory and as a trade payable. The inventory is classified as a current asset, as it is probable of disposition in 2006 through such repurchase commitment. The associated liability to the vendor is classified as long-term pursuant to extended payment terms granted by the supplier to the Company. Deferred costs are the direct cost of revenue associated with revenue deferred under certain long-term contracts.

8.	Property and Equipment, net

Property and equipment as of December 31, 2004 and 2005 consisted of the following:

	Estimated Useful Life (in years)	2004	2005
Load control equipment	Contract term	$4,775	$11,047
Computer hardware and software	3	1,259	1,271
Office furniture, software and other equipment	5-7	1,660	1,019
Leasehold improvements	Lease term	177	170
		7,871	13,507
Accumulated depreciation		(2,529)	(3,225)
Property and equipment, net		$5,342	$10,282

Depreciation in respect of property and equipment was $831, $743 and $1,345 for the years ended December 31, 2003, 2004 and 2005, respectively. Of such amounts, $47, $140 and $921 were included in cost of revenue, and $424, $603, and $784 were included in general and administrative expenses for the years ended December 31, 2003, 2004 and 2005, respectively.

9.	Goodwill and Intangible Assets, net

The Company’s goodwill balance as of December 31, 2004 and 2005 was $499 and related entirely to the Smart Grid Solutions Group segment.

Intangible assets and accumulated amortization as of December 31, 2004 and 2005 consisted of the following:

		2004			2005
	Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired software	3	$104	$(60)	$44	$104	$(95)	$9
Patents	4-14	287	(104)	183	287	(118)	169
		$391	$(164)	$227	$391	$(213)	$178

The Company uses the straight-line method of computing amortization expense. Amortization expense for the years ended December 31, 2003, 2004 and 2005 was $335, $266 and $49, respectively. Estimated amortization expense for the next five years is as follows:

Year Ended December 31,
2006	$24
2007	15
2008	15
2009	15
2010	15
Thereafter	94

10.	Other Assets

Other assets as of December 31, 2004 and 2005 consisted of the following:

	2004	2005
Long-term inventory	$975	$—
Prepaid employee termination benefits	336	—
Other	42	42
Total other assets	$1,353	$42

The inventory balance of $975 as of December 31, 2004 represented certain finished goods inventory not anticipated at the time to be sold during the next twelve months primarily due to the necessary completion of certain firmware to be integrated into the products. The inventory was obtained pursuant to a purchase agreement with the vendor that provides for extended payment terms. The long-term inventory and prepaid employee termination benefits were classified to current in 2005, as they are expected to be utilized in 2006.

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

11.	Accrued Expenses

Accrued expenses as of December 31, 2004 and 2005 consisted of the following:

	2004	2005
Installation fees	$173	$476
Professional fees	127	68
Marketing fees	282	31
Other	371	610
Total accrued expenses	$953	$1,185

12.	Liability for Employee Termination Benefits

Under Israeli law and labor agreements, one of the Company’s subsidiaries, Comverge Control Systems Ltd., is required to make severance and pension payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. The pension plans are multi-employer and independent of the Company. Pension and severance costs for the years ended December 31, 2003, 2004 and 2005 was $217, $143 and $89, respectively, and is included in general and administrative expenses.

On December 27, 2005, the Company notified the employees of its subsidiary of its intent to close the Israel office of such subsidiary effective June 30, 2006. Accordingly, the Company’s liability for employee termination benefits of $580 accrued as of December 31, 2005 was classified as a current liability and the unfunded amount representing the difference between the liability and the prepaid employee termination benefits of $343 as of December 31, 2005 will be funded in 2006.

13.	Other Current Liabilities

Other current liabilities as of December 31, 2004 and 2005 consisted of the following:

	2004	2005
Accrued payroll and related	$273	$515
Other	195	125
Total other current liabilities	$468	$640

14.	Long-Term Trade Payable

As of December 31, 2004 and 2005, the Company owed a trade vendor $1,362 in consideration of certain inventory obtained pursuant to a purchase agreement executed in September 2003. An amendment to the terms of the purchase agreement in November 2005 changed the due date of this trade obligation to June 30, 2007. The amount owed bears no interest and is not collateralized by any assets of the Company.

15.	Other Liabilities

Other liabilities as of December 31, 2004 and 2005 consisted of the following:

	2004	2005
Accrued compensation	$210	$285
Deferred revenue	—	34
Liability for employee termination benefits	559	—
Asset retirement obligation	80	121
Total other liabilities	$849	$440

16.	Long-Term Debt

The Company maintains a senior credit facility (“Credit Facility”) with a United States commercial bank. On September 24, 2004, the Company modified the Credit Facility to (i) increase the revolving line credit amount to $7,000, (ii) increase the letter of credit sublimit to $3,000 and (iii) extend the maturity date of the Credit Facility to September 15, 2007. On October 25, 2005, the Company amended the Credit Facility to include in the definition of eligible receivables certain amounts owing but not yet invoiced to account debtors. The Credit Facility, as amended, bears interest at either prime plus 2.0 percent or prime plus 2.75 percent per annum, depending on the Company’s performance under a financial covenant contained in the agreement. No interest was paid on the Credit Facility in 2005 and $85 was paid in 2004. The Credit Facility is collateralized by virtually all of the assets of the Company including the Company’s intellectual property. Borrowings under the Credit Facility can be requested, from time to time, up to an amount that, based on a formula, includes (i) up to 80 percent of eligible receivables and (ii) eligible inventory limited to the lesser of (A) 25 percent of fair market value, (B) 80 percent of net orderly liquidation value, (C) $500 or (D) 25% of the aggregate eligible accounts receivable outstanding. As of December 31, 2004 and 2005, the Company had no borrowings under the Credit Facility and borrowing availability under the Credit Facility of approximately $4,000.

On June 10, 2005, the Company entered into a $4,000 subordinated convertible debt agreement (“Convertible Debt”) with a U.S.-based lender with a maturity date of June 2010. The Convertible Debt bears interest at three percent plus the three-month LIBOR rate. The Convertible Debt requires payment of interest only provided that the Company meets or exceeds certain pro forma revenue targets calculated on a quarterly basis during the term. If the Company does not meet or exceed such revenue targets, at the option of the lender, the Convertible Debt will amortize ratably over a two-year period or such lesser period as remains until the maturity date. No principal payments have been required to date and none are expected to be paid during 2006. The lender may convert the principal amount of the loan into the Company’s Series B convertible preferred stock at a price of $3.62 per share at any time during its term. The Company may convert the principal amount of the loan under the same terms upon a qualified IPO of its common stock. The principal amount of the Convertible Debt may be prepaid at any time provided that the payment must include an amount calculated to compensate the lender for interest that would have been paid through the maturity date of the Convertible Debt, determined by multiplying the principal balance by the current interest rate for each interest paying period from the prepayment date to the maturity date and then discounting the results to the repayment date at an annual rate of 20%. In addition, in the event of a prepayment of the principal amount, the lender has been provided a warrant to purchase 1,103,387 shares of the Company’s Series B convertible preferred stock at a price of $3.62 per share. The Convertible Debt is collateralized by a second lien on substantially all of the assets of the Company and is subordinated to the Credit Facility. Borrowings were used for general corporate purposes.

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Long-term debt as of December 31, 2004 and 2005 consisted of the following:

	2004	2005
Credit Facility with a U.S. bank, collateralized by substantially all of the Company’s assets, maturing in September 2007, interest payable at a variable rate	$—	$—
Convertible Debt, collateralized by a second lien on substantially all of the Company’s assets, maturing in June 2010, interest payable monthly at a variable rate of interest (7.08% as of December 31, 2005)	—	4,000
Total long-term debt	$—	$4,000

17.	Income Taxes

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2003	2004	2005
Federal income tax at statutory federal rate	34.0%	34.0%	34.0%
State income tax expense (net of Federal benefit)	4.0%	4.0%	3.7%
Other	(0.4%)	(1.4%)	(1.3%)
Valuation allowance	(37.6%)	(36.6%)	(36.4%)
Effective tax rate	0%	0%	0%

Deferred tax assets (liabilities) consisted of the following:

	Year Ended December 31,
	2003	2004	2005
Deferred tax assets
Net operating loss carryforwards	$7,981	$10,283	$14,014
Other	735	1,161	795
Deferred tax liabilities
Other	(185)	(171)	(729)
	8,531	11,273	14,080
Valuation allowance	(8,531)	(11,273)	(14,080)
Net deferred tax assets	$—	$—	$—

As of December 31, 2005, the Company provided a valuation allowance for the full amount of its net deferred tax asset because realization of any future tax benefit cannot be sufficiently assured.

The Company had federal, state, and foreign net operating losses of approximately $35,000, $26,761 and $3,241, respectively, as of December 31, 2005. The federal net operating loss carryforwards begin expiring in 2019, and state net operating loss carryforwards begin expiring in 2006. During the year ended December 31, 2003, certain substantial changes in the Company’s ownership, as defined in the provisions of the Internal Revenue Code, resulted in a limitation on the utilization of a significant portion of the federal and state net operating losses on an annual basis.

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

18.	Commitments and Contingencies

Operating Leases

Rental leasing expenses for the years ended December 31, 2003, 2004 and 2005 were $532, $624 and $751, respectively. Estimated future minimum rental payments and lease payments on noncancelable operating leases as of December 31, 2005 are as follows:

Year Ended December 31,
2006	$498
2007	218
2008	181
2009	166
2010	14

Employee Retirement Savings Plan

The Company sponsors a tax deferred retirement savings plan that permits eligible U.S. employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. No discretionary contributions were made for the years ended December 31, 2003, 2004 or 2005.

Royalties

The Company’s subsidiary, Comverge Control Systems Ltd., is obligated to pay royalties to the Government of Israel on proceeds from the sale of certain products that incorporate intellectual property developed in whole or in part through grants from the Chief Scientist of the State of Israel (“Chief Scientist”). Royalties are payable at a rate of 4.5 percent of the annual sales of such products. Royalties payable under this arrangement are not to exceed the original amount of the grants, which was $595. As of December 31, 2005, the maximum amount payable on the future sale of products, if any, was approximately $388.

Certain Intellectual Property

In connection with its decision to close its Israel office in 2006, the Company is assessing alternatives in respect of the transfer to its United States operations certain intellectual property developed with grants from the Chief Scientist. The Company has held preliminary conversations with the Chief Scientist and can transfer such intellectual property without restriction provided that it pays to the Chief Scientist $388, the unamortized balance of the grants, or such lesser amount as it may be able to negotiate. It may also replicate such intellectual property in the United States provided that it does not do so with work product developed in Israel and does not utilize Israeli employees who originally created such intellectual property to do so. The Company is also investigating the viability of transferring the intellectual property and corresponding obligation to the Chief Scientist to another Israel corporation and licensing the use of such intellectual property as is necessary to incorporate into its products.

Guarantees

The Company typically grants customers a warranty that guarantees that its products will substantially conform to its current specifications for 90 days from the delivery date. The Company also indemnifies its customers from third-party claims of intellectual property infringement relating to the use of its products. Standard software license agreements contain indemnification clauses that are limited in amount. Pursuant to these clauses, the Company indemnifies and agrees to pay any judgment or settlement relating to a claim. The Company accounts for these clauses under FASB Staff Position FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. Accordingly, there were no liabilities recorded for these agreements as of December 31, 2005.

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

19.	Stockholders’ Equity

Contribution of AFI Debt to Paid-in Capital

In April of 2003, by agreement, and in consideration of the sale of the Company’s Series A and A-1 convertible preferred stock and the placement of the Credit Facility, AFI and its affiliated companies (other than the Company) contributed accrued management fees and the principal amount of loans, advances and accrued interest thereon in the amount of $9,673 to additional paid-in capital.

Common Stock

Holders of the Company’s common stock are entitled to dividends if and when declared by the Board of Directors. The holders of common stock, voting as a separate class, are entitled to elect two members of the Board of Directors, one of whom shall serve as the Chief Executive Officer of the Company, at each meeting or pursuant to each consent of the Company’s stockholders for the election of directors, and to remove from office such directors and to fill any vacancy caused by the resignation, death or removal of such directors.

Convertible Preferred Stock

During 2003, the Company sold to investors (i) 8,945,350 shares of its Series A convertible preferred stock (“Series A Preferred”) for $18,425, (ii) 721,527 shares of its Series A-1 convertible preferred stock (“Series A-1 Preferred”) for $2,000 and (iii) 36,076 of its Series A-2 convertible preferred stock (“Series A-2 Preferred”) for $100. The Company repurchased its Series A-1 Preferred in 2003 pursuant to a put right of an investor for $2,000 plus accrued dividends of $74, which dividends were recognized as a financial expense in 2003.

During 2004, the Company sold to investors (i) 1,455,796 of its Series A Preferred for $3,013 and (ii) 5,640,878 shares of its Series B convertible preferred stock (“Series B Preferred”) for $13,602. As part of the Series B Preferred transaction, the Company issued 92,798 shares of common stock for no monetary consideration to one of the investors. The fair value of these shares, based on an independent third party valuation, is $34. Accordingly, the Company made a pro rata allocation of the total consideration received to the holders of the Series B Preferred and the common stock, resulting in $13,568 allocated to the Series B Preferred and $34 to the common stock.

The rights, preferences and privileges attached to the Series A Preferred, Series A-2 Preferred and Series B Preferred (collectively, the “Preferred Stock”) are as follows:

(a) Conversion

The Preferred Stock is convertible into the Company’s common stock on a one-for-one basis subject to certain adjustments to affect anti-dilution rights. Conversion is mandatory (i) in the event that the holders of at least a majority of the then-outstanding shares of Preferred Stock consent to such conversion or (ii) upon the closing of a qualified IPO. The holders of Preferred Stock have no redemption rights.

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

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

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

(e) Liquidation Preferences

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of shares of Series A Preferred and Series B Preferred shall be entitled to be paid, on a pari passu basis, before any distribution or payment is made upon the Series A-2 Preferred or on the common stock an amount equal to 1.5 times the original Series A Preferred issue price per share or original Series B Preferred price per share, respectively, plus all declared and unpaid dividends. After payment to the holders of Series A Preferred and the Series B Preferred of the full amounts to which they are entitled the holders of Series A-2 Preferred shall be entitled to be paid, before any distribution or payment is made upon the common stock, an amount equal to 1.5 times the original Series A-2 Preferred issue price per share plus all declared but unpaid dividends. After the preferential payments have been made in full, any additional remaining assets shall be distributed ratably to the holders of Preferred Stock (on an as-converted basis) and common stock until such holders of Preferred Stock have received, inclusive of their liquidation amount, an amount equal to 5 times their original issue price per share. After payment of all preferential amounts, the entire remaining assets of the Company legally available for distribution, if any, shall be distributed ratably among the holders of its common stock.

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

The Company has issued and outstanding shares of preferred stock with no par value. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any preferred stock at the time outstanding will be entitled to be paid a preferential amount per share to any payment to holders of common stock. Shares of preferred stock are convertible into common stock on a one-for-one ratio based on public offering of the Company’s common stock at a price in excess of $7.00 per share.

(f) Anti-dilution Rights

The conversion prices of Preferred Stock are subject to broad-based weighted average anti-dilution adjustments to reduce dilution in the event the Company issues additional equity securities (other than Board of Directors approved employee incentives, including stock options) at a purchase price less than the then-applicable conversion price of the Series A Preferred, Series A-2 Preferred and Series B Preferred, respectively. The conversion price is also subject to proportional adjustment for stock splits, stock dividends, recapitalizations and similar transactions.

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(g) Protective Provisions

For so long as at least 100,000 shares of Preferred Stock remain outstanding, consent of the holders of at least 66 2/3% of the then outstanding Preferred Stock shall be required to (i) alter or change the rights, preferences or privileges of the Preferred Stock, (ii) create (by reclassification or otherwise) any new class or series of shares having rights, preferences or privileges senior to or on a parity with the Preferred Stock, (iii) amend or waive any provision of the Company’s articles of incorporation or bylaws, (iv) increase or decrease the authorized number of shares of common or Preferred Stock, (v) redeem any shares of common stock (other than pursuant to equity incentive agreements with service providers giving the Company the right to repurchase shares upon the termination of services), (vi) consummate any merger, other corporate reorganization, sale of control, or any transaction in which all or substantially all of the assets of the Company are sold, (vii) increase or decrease the authorized size of the Company’s Board of Directors or the Compensation Committee of the Board of Directors, (viii) pay or declare any dividend on any shares of common stock or Preferred Stock, (ix) liquidate or dissolve the Company, (x) increase the number of shares reserved for issuance under the Company’s option plan, (xi) issue any shares of capital stock of the Company or options to acquire capital stock of the Company under the Company’s option plan, unless such issuance is approved by the Board of Directors and the Compensation Committee of the Board of Directors, or (xii) authorize or incur any additional indebtedness in excess of $500 (other than the revolving Credit Facility), unless such incurrence of indebtedness is approved by the Board of Directors, including at least two of the directors designated by the holders of Preferred Stock.

Stock Warrant

In June 2005, in conjunction with the Convertible Debt financing, the Company issued a warrant to the lender to purchase 1,103,387 shares of Series B Preferred for $3.62 per share. The warrant is exercisable only if the Company prepays the principal amount of the Convertible Debt. As a result, the warrant is not detachable from the Convertible Debt. In accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the securities are substantially equivalent and not accounted for separately. The warrant will expire in June 2010 or earlier upon the conversion of any portion of the principal amount of the Convertible Debt into shares of the Company.

20.	Stock-Based Compensation

The Company’s stock option plan provides for the granting to officers, directors and other key employees of the Company options to purchase shares of common stock at not less than 85 percent of the estimated fair value of the Company’s common stock on the date of grant. The purchase price must be paid in cash. As of December 31, 2005, the Company had 3,421,513 issued and outstanding options of which 79,266 options have been exercised by optionees. Options expire between five years and ten years from the date of the grant. The options generally vest over a two to four year period from the date of the grant. As of December 31, 2005, 701,250 options were available for grant under the plan.

A summary of the Company’s option activity as of December 31, 2003, 2004 and 2005, as well as changes during the year then ended, is presented below:

	2003		2004		2005
	Number of Options (in Shares)	Weighted Average Exercise Price	Number of Options (in Shares)	Weighted Average Exercise Price	Number of Options (in Shares)	Weighted Average Exercise Price
Outstanding at beginning of year	943,530	$1.20	2,216,049	$1.20	2,600,996	$0.95
Granted	1,278,800	1.20	980,525	0.44	934,507	0.37
Exercised	—	1.20	(4,052)	1.27	(775)	1.02
Forfeited	(6,281)	1.20	(591,526)	1.06	(113,215)	0.54
Outstanding at end of year	2,216,049	1.20	2,600,996	0.95	3,421,513	0.80
Exercisable at end of year	921,094	$1.16	1,260,078	$1.13	1,908,980	$0.98

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Outstanding as of December 31, 2005
Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Number Exercisable
	(In Shares)	(In Years)	(In Shares)
$0.29	786,401	5.77	483,088
$0.37	772,256	6.36	600
$0.40	114,460	3.19	79,092
$1.20	1,663,059	3.42	1,260,863
$1.31	50,687	5.87	50,687
$2.00	10,191	0.01	10,191
$4.00	24,459	0.24	24,459
	3,421,513	4.62	1,908,980

The weighted average grant-date fair value of 1,278,800, 980,525 and 934,507 options granted during 2003, 2004 and 2005 was $354, $53, and $65, respectively. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions for the respective years (weighted averages based on grants during the period):

	2003	2004	2005
Risk-free interest rate	5.38%	3.50%	3.92%
Expected term of options, in years	5.0	5.0	5.0
Expected annual volatility	0%	0%	0%
Expected dividend yield	0%	0%	0%

During 2002, the Company repriced certain incentive stock options of ten employees. One of these employee’s options were repriced, pursuant to his employment agreement, from $4.00 to $1.20 per share. The Company also repriced certain incentive stock options of ten employees (including the aforementioned employee) who held certain anti-dilution options from $1.94 to $1.31 per share. As a result of these repricings, the options are accounted for as variable awards with a compensation charge recognized for periodic changes in the intrinsic value of the option until the award expires, is exercised, or is forfeited. No compensation charge was recognized during 2004 or 2005 related to these repriced option grants because the fair market value of the common stock was below the exercise prices. During 2004, the Company incurred $30 in deferred compensation related to option grants which was recognized into expense during 2005.

21.	Segment Information

The Company has two operating segments: the Alternative Energy Resources Group and the Smart Grid Solutions Group. The Smart Grid Solutions Group sells hardware, software and installation services to utilities that elect to own and operate such demand response networks for their own benefit. The Alternative Energy Resources Group sells electric capacity to utilities on an outsourced basis under long-term contracts. The Alternative Energy Resources Group accomplishes this by developing, owning, and managing a demand response network on behalf of the utility. Management has three primary measures of segment performance: revenue, gross profit (margin) and operating income. The Alternative Energy Resources Group purchases demand response hardware and software from the Smart Grid Solutions Group. All inter-operating segment revenues are eliminated in consolidation. Smart Grid Solutions Group product hardware and software cost of revenue include materials, labor and overhead. Within the Alternative Energy Resources Group, cost of revenue are based on operating costs, primarily telecommunications costs related to the network and depreciation of the assets capitalized in building the demand response network. Operating expenses directly associated with each operating segment include sales, marketing, product development and administrative expenses.

Corporate operating expenses, interest income, interest expense, other income (expense) and amortization expense are not allocated to the operating segments nor included in the measure of segment profit or loss. The Company does not allocate assets and liabilities to its operating segments. All depreciation expense was directly related to the operating segments for the year ended December 31, 2003, 2004 and 2005.

The following tables show revenue for each of the Company’s operating segments.

	Year Ended December 31, 2003
	Smart Grid Solutions Group	Alternative Energy Resources Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$16,097	$248	$—	$(951)	$15,394
Cost of revenue	10,867	51	—	(528)	10,390
Gross profit	5,230	197	—	(423)	5,004
Operating expenses
General and administrative expenses	5,748	238	2,957	—	8,943
Marketing and selling expenses	3,721	456	—	—	4,177
Research and development expenses	615	—	—	—	615
Total operating expenses	10,084	694	2,957	—	13,735
Operating loss	$(4,854)	$(497)	$(2,957)	$(423)	$(8,731)

	Year Ended December 31, 2004
	Smart Grid Solutions Group	Alternative Energy Resources Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$17,364	$1,158	$—	$(1,258)	$17,264
Cost of revenue	10,741	178	—	(1,258)	9,661
Gross profit	6,623	980	—	—	7,603
Operating expenses
General and administrative expenses	4,713	428	3,110	—	8,251
Marketing and selling expenses	4,675	2,660	—	—	7,335
Research and development expenses	1,030	16	—	—	1,046
Total operating expenses	10,418	3,104	3,110	—	16,632
Operating loss	$(3,795)	$(2,124)	$(3,110)	$—	$(9,029)

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Year Ended December 31, 2005
	Smart Grid Solutions Group	Alternative Energy Resources Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$17,650	$8,778	$—	$(3,077)	$23,351
Cost of revenue	12,298	2,414	—	(2,823)	11,889
Gross profit	5,352	6,364	—	(254)	11,462
Operating expenses
General and administrative expenses	5,435	3,842	2,091	—	11,368
Marketing and selling expenses	1,892	4,121	914	—	6,927
Research and development expenses	1,094	—	—	—	1,094
Total operating expenses	8,421	7,963	3,005	—	19,389
Operating loss	$(3,069)	$(1,599)	$(3,005)	$(254)	$(7,927)

Operating expenses not directly associated with an operating segment are classified as “Corporate Unallocated Costs”. Corporate Unallocated Costs include support group compensation, travel, professional fees and marketing activities.

22.	Related Party Transactions

An affiliate of AFI charged the Company’s Israeli subsidiary, Comverge Control Systems Ltd., $138 in each of the years ended December 31, 2003, 2004 and 2005. Such charges were in consideration of providing office space and certain accounting and administrative services, which amounts are included in general and administrative expense. AFI also paid a cash bonus of $200 to an executive officer of the Company in January 2004 related to performance metrics achieved during 2003. This amount was recognized in the Company’s Consolidated Statement of Operations as compensation expense in 2003. Because the Company had no obligation to reimburse AFI for such bonus payment, it was classified on the Company’s Consolidated Balance Sheet as a contribution to additional paid-in capital.

Prior to 2002, the Company extended loans of $10 each to both the Chief Executive Officer and Chief Financial Officer of AFI. The loans had an initial maturity date of January 3, 2002, and were to mature on January 3, 2004. The loans bore interest at 4.25 percent per annum. The balance of the loans and accrued interest totaling $37 was repaid in 2004.

The lender of the Convertible Debt became a stockholder of the Company in February 2006 by investing in the Series C convertible preferred stock. During 2005, the Company made interest payments on the Convertible Debt of $130 in addition to paying the lender an $80 placement fee related to the Convertible Debt.

A holder of greater than 5% of the Company’s Series A Preferred and Series B Preferred supplies thermostats to the Company pursuant to a restated communicating thermostat co-development and supply agreement dated as of June 1, 2005. Pursuant to the agreement, such stockholder has agreed to develop one or more customized thermostats to be combined with the Company’s communication interfaces. The Company has agreed to pay such stockholder a specified amount for co-development expenses with respect to each customized thermostat model and a specified price for each unit produced. For the years ended December 31, 2003, 2004 and 2005, the Company paid such stockholder $0, $172 and $1,308, respectively.

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

23.	Subsequent Events

Series C Convertible Preferred Stock

In March 2006, the Company completed the sale of 1,100,000 shares of Series C convertible preferred stock (“Series C Preferred”) for $5,500. The rights, preferences and privileges attached to the Series C Preferred are identical to those of holders of the Series A Preferred and Series B Preferred.

Stock Warrant

In February 2006, a significant investor in the Series C Preferred entered into a strategic marketing and development agreement with the Company (“Agreement”). As part of the Agreement, the investor was given a warrant to purchase 500,000 shares of Series C Preferred for $7.50 per share. The warrant is exercisable only if the investor meets certain defined performance milestones under the Agreement as specified in the warrant. The warrant expires upon the earlier of a qualified IPO or August 2008.

Schedule II
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended December 31, 2003:
Allowance for doubtful accounts	$—	$—	$—	$—
Allowance for inventory obsolescence	30	140	—	170
Valuation allowance on net deferred tax assets	4,626	3,905	—	8,531
	$4,656	$4,045	$—	$8,701
Year ended December 31, 2004:
Allowance for doubtful accounts	$—	$—	$—	$—
Allowance for inventory obsolescence	170	—	125	45
Valuation allowance on net deferred tax assets	8,531	2,742	—	11,273
	$8,701	$2,742	$125	$11,318

Year ended December 31, 2005:
Allowance for doubtful accounts	$—	$60	$—	$60
Allowance for inventory obsolescence	45	355	—	400
Valuation allowance on net deferred tax assets	11,273	2,807	—	14,080
	$11,318	$3,222	$—	$14,540