Form 10-Q
period 2006-09-30
ACORN FACTOR, INC.
filed 2006-11-20
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2006
Common Stock, $0.01 par value per share	9,453,659

ACORN FACTOR, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended September 30, 2006

TABLE OF CONTENTS

PART I. Financial Information

Item 1.	Financial Statements

	Unaudited Consolidated Financial Statements:

	Consolidated Balance Sheets
	as of December 31, 2005 and September 30, 2006	1

	Consolidated Statements of Operations
	for the nine and three month periods ended September 30, 2005 and 2006	2

	Consolidated Statement of Changes in Shareholders’ Equity
	for the nine month period ended September 30, 2006	3

	Consolidated Statements of Cash Flows
	for the nine month periods ended September 30, 2005 and 2006	4

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II. Other Information

Item 1.	Legal Proceedings	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signatures		29

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

ACORN FACTOR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31, 2005	As of September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$913	$1,830
Restricted cash	247	—
Restricted cash (under agreement with a related party)	300	—
Accounts receivable, net	4,096	867
Unbilled work-in-process	348	630
Inventory	25	—
Other current assets	709	264
Total current assets	6,638	3,591
Property and equipment, net	500	438
Investment in Paketeria	—	811
Other assets	334	314
Funds in respect of employee termination benefits	1,441	1,489
Restricted cash - non-current (under agreement with a related party)	1,050	—
Goodwill	129	135
Other intangible assets, net	81	57
Total assets	$10,173	$6,835
LIABILITIES AND SHAREHOLDERS’ EQUITY (NET OF SHAREHOLDERS’ DEFICIT)
Current liabilities:
Short-term bank credit	$130	—
Current maturities of long-term debt	160	65
Trade accounts payable	1,950	354
Accrued payroll, payroll taxes and social benefits	740	443
Other current liabilities	2,200	1,674
Total current liabilities	5,180	2,536
Long-term liabilities:
Investment in Comverge, net	1,824	1,824
Long-term debt	75	—
Liability for employee termination benefits	2,264	2,452
Other liabilities	10	26
Total long-term liabilities	4,173	4,302
Shareholders’ equity:
Common stock - $0.01 par value per share:
Authorized - 20,000,000 shares; Issued -8,966,195 shares at December 31, 2005 and September 30, 2006	88	101
Additional paid-in capital	40,011	43,493
Warrants	183	999
Deferred stock-based compensation	(36)	—
Accumulated deficit	(35,608)	(41,021)
Treasury stock, at cost - 820,704 and 777,371 shares for December 31, 2005 and September 30, 2006, respectively	(3,791)	(3,592)
Accumulated other comprehensive income (loss)	(27)	17
Total shareholders’ equity (net of shareholders’ deficit)	820	(3)
Total liabilities and shareholders’ equity (net of shareholders’ deficit)	$10,173	$6,835

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2005	2006	2005	2006
Sales:
Projects	$2,243	$2,203	$586	$682
Services and other	747	683	196	241
Total sales	2,990	2,886	782	923
Cost of sales:
Projects	1,601	1,490	474	469
Services and other	607	547	156	178
Total cost of sales	2,208	2,037	630	647
Gross profit	782	849	152	276
Operating expenses:
Research and development expenses	42	184	16	87
Selling, marketing, general and administrative expenses	2,939	3,735	996	1,769
Total operating expenses	2,981	3,919	1,012	1,856
Operating loss	(2,199)	(3,070)	(860)	(1,580)
Finance expense, net	(13)	(23)	(23)	(17)
Other income	—	330	—	—
Loss before taxes on income	(2,212)	(2,763)	(883)	(1,597)
Taxes on income	49	8	43	2
Loss from operations of the Company and its consolidated subsidiaries	(2,163)	(2,771)	(840)	(1,599)
Share of losses in Paketeria	—	(52)	—	(52)
Share of losses in Comverge	(380)	(210)	—	—
Minority interests	(73)	—	(14)	—
Net loss from continuing operations	(2,616)	(3,033)	(854)	(1,651)
Net income from discontinued operations, net of tax	936	78	185	—
Gain on sale of dsIT Technologies, net of tax	542	—	542	—
Loss on sale of discontinued operations and contract settlement, net of tax	—	(2,298)	—	—
Net loss	$(1,138)	$(5,253)	$(127)	$(1,651)
Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(0.32)	$(0.37)	$(0.11)	$(0.20)
Discontinued operations	0.18	(0.27)	0.09	—
Net loss per share - basic and diluted	$(0.14)	$(0.64)	$(0.02)	$(0.20)
Weighted average number of shares outstanding -basic and diluted	8,117	8,163	8,117	8,164

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Stock-Based Deferred Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2005	8,937	$88	$40,011	$183	$(36)	$(35,608)	$(3,791)	$(27)	$820

Net loss	—	—	—	—	—	(5,253)	—	—	(5,253)

Differences from translation of financial statements of subsidiaries	—	—	—	—	—	—	—	44	44
Comprehensive loss									(4,389)

Reclassification of stock-based deferred compensation	—	—	(36)	—	36	—	—	—	—

Private placement of common stock, net of issuance costs	26	12	1,858	695	—	—	—	—	2,565

Warrants issued with respect to financial advisory services	—	—	—	121	—	—	—	—	121

Exercise of options	3	1	120	—	—	(160)	199	—	160

Stock option compensation	—	—	1,540	—	—	—	—	—	1,540
Balances as of September 30, 2006	8,966	$101	$43,493	$999	$-	$(41,021)	$(3,592)	$17	$(3)

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2005	2006
Cash flows provided by (used in) operating activities:
Net loss	$(1,138)	$(5,253)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	$198	165
Change in minority interests	73	—
Share in losses of Comverge	380	210
Share in losses of Paketeria	—	52
Change in deferred taxes	311	—
Increase in liability for employee termination benefits	49	188
Gain on disposition of property and equipment	(33)	—
Amortization of stock-based deferred compensation	17	1,346
Gain on sale of dsIT Technologies	(915)	—
Loss on sale of Databit and contract settlement	—	2,298
Other	(62)	8
Change in operating assets and liabilities:
Decrease in accounts receivable, unbilled work-in process and other current and other assets	164	642
Increase in inventory	(31)	(18)
Increase (decrease) in accounts payable and other liabilities	(350)	(708)
Net cash used in operating activities	(199)	(1,070)
Cash flows provided by (used in) investing activities:
Release of restricted cash	—	247
Release of restricted cash (under agreement with a related party)	—	1,350
Change in restricted cash	(1,426)	—
Investment in Comverge	—	(210)
Investment in Paketeria	—	(863)
Amounts funded for employee termination benefits	(46)	(48)
Maturity of short-term deposits	72	—
Acquisitions of property and equipment	(183)	(119)
Proceeds from sale of property and equipment	122	—
Sale of dsIT Technologies - Appendix A	2,927	—
Sale of Databit Inc. - Appendix B	—	(911)
Net cash provided by investing activities	1,466	(554)
Cash flows provided by (used in) financing activities:
Short-term debt borrowings (repayments), net	182	(130)
Proceeds from note payable to related party	425	—
Repayment of note payable to a related party	(425)	—
Proceeds from long-term debt	90	—
Repayments of long-term debt	(412)	(112)
Proceeds from private placement of common stock, net of issuance costs	—	2,623
Proceeds from employee stock option exercises	—	160
Net cash provided by (used in) financing activities	(140)	2,541
Net increase (decrease) in cash and cash equivalents	(11)	917
Cash and cash equivalents at beginning of period	685	913
Cash and cash equivalents at end of period	$674	$1,830
Supplemental cash flow information:
Cash paid during the period for:
Interest	$127	$23
Income taxes	$41	$8

The accompanying notes are an integral part of these consolidated financial statements.

Non-cash items:
Accrued expenses in respect of private placement of common stock	$58

Appendix A	Nine months ended September 30, 2005	Nine months ended September 30, 2006
Assets/liabilities disposed of in sale of dsIT Technologies:
Current assets	$679
Non-current assets	1,134
Goodwill	4,301
Short-term debt	(701)
Current liabilities	(327)
Other liabilities	(1,455)
Minority interests	(1,552)
Unpaid transaction costs in disposition of dsIT Technologies	(67)
Gain on the sale of dsIT Technologies	915
Net cash provided by business disposition	$2,927

Appendix B
Assets/liabilities disposed of in disposition of Databit Inc. and contract settlement:
Current assets	$2,815
Non-current assets	40
Debt	(20)
Current liabilities	(1,816)
Stock compensation costs	315
Unpaid transaction costs in disposition of Databit and contract settlement	63
Other	(10)
Loss on the sale of Databit and contract settlement	$(2,298)
Net cash used in business disposition	$(911)

ACORN FACTOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Acorn Factor, Inc. (“Acorn”) and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as amended, for the year ended December 31, 2005. Certain reclassifications have been made to the Company’s prior period’s consolidated financial statements to conform to the current period’s consolidated financial statement presentation.

As further described in Note 4, in March 2006, the Company completed the sale of its subsidiary, Databit Inc. The transferred operation is reflected as a discontinued operation for all periods presented in the Consolidated Statements of Operations.

Note 2: Financing of Operations

In July 2006, the Company completed a private placement of its Common Stock resulting in the issuance of 1,200,003 shares of Common Stock. In connection with the placement, the Company entered into subscription agreements with certain accredited investors for the purchase of the shares at a purchase price of $2.65 per share, resulting in gross proceeds to the Company of $3,180 and net proceeds of approximately $2,565 after deducting commissions and other transaction costs.

The $1,055 of working capital at September 30, 2006, included approximately $560 of working capital in the Company’s 80% owned dsIT Solutions Ltd. subsidiary (“dsIT”). Due to Israeli tax and company law constraints, as well as dsIT’s own cash flow requirements, such working capital and cash flows from dsIT’s operations are not readily available to finance US based corporate activities.

dsIT was not utilizing any of its $360 lines of credit as of September 30, 2006. dsIT's lines of credit are denominated in NIS and bear a weighted average interest rate of the Israeli prime rate plus 2.5% per annum. The Israeli prime rate fluctuates and as of September 30, 2006 was 7.0%.

As of September 30, 2006, dsIT is in technical violation of its covenant with one of its banks though the bank is continuing to provide funding to dsIT despite the technical violation. dsIT is working towards remedying the technical violation. In addition, the Company has agreed to be supportive of dsIT’s liquidity requirement over the next 12 months.

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

Note 3: Accounting Policies

(a) Stock Based Compensation

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123R for periods prior to January 1, 2006:

	Nine months ended September 30, 2005	Three months ended September 30, 2005
Net loss as reported	$(1,138)	$(127)
Plus: Stock-based employee and director compensation expense included in reported net loss	17	5
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(242)	(80)
Pro forma net loss	$(1,363)	$(202)
Net loss per share:
Basic and diluted - as reported
From continuing operations	$(0.32)	$(0.11)
From discontinued operations	0.18	0.09
Basic and diluted loss per share as reported	$(0.14)	$(0.02)

Basic and diluted - pro forma
From continuing operations	$(0.33)	$(0.10)
From discontinued operations	0.16	0.08
Basic and diluted loss per share - pro forma	$(0.17)	$(0.02)

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

(b) Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006 (January 1, 2007 for the Company). The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 ( FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial position, results of operations, and liquidity.

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses the diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitive and qualitative factors are considered, is material. SAB 108 is effective for companies with fiscal years ending after November 15, 2006. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings, in the first year of adoption, for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently assessing the impact of SAB 108 on its consolidated financial statements and results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in conjunction with other accounting pronouncements that require or permit fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 157 will have on its consolidated financial position and results of operations.

Note 4: Sale of Databit and Contract Settlement

On March 10, 2006 the Company entered into a Stock Purchase Agreement dated as of March 9, 2006 (the "SPA"), for the sale of all the outstanding capital stock of its Databit Inc. subsidiary ("Databit") to Shlomie Morgenstern, President of Databit and a Vice President of the Company. The transactions contemplated under the SPA, and the related transactions to which the Company, Shlomie Morgenstern and the Company’s CEO, George Morgenstern, were party, were consummated on March 10, 2006 and included the following:

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

As a result of the transaction, the Company transferred the following assets and liabilities:

Assets
Cash	$185
Accounts receivable, net	2,696
Inventory and other current assets	119
Property and equipment, net	35
Other assets	5
Reduction in total assets	$3,040
Liabilities
Trade payables, accrued payroll, payroll taxes and social benefits and other current liabilities	$1,816
Long-term debt	20
Reduction in total liabilities	$1,836
Excess of assets over liabilities	$1,204

The excess of assets over liabilities transferred was treated as part of the loss on the sale of Databit.

Profit and loss of the discontinued operations of Databit were as follows:

	Period ended March 9, 2006	Nine months ended September 30, 2005	Three months ended September 30, 2005
Sales	$2,949	$13,637	$4,491
Cost of sales	2,316	11,140	3,670
Gross profit	633	2,497	821
Selling, marketing, general and administrative expenses	558	2,358	785
Income from operations	75	139	(36)
Other income, net	3	—	—
Finance income (expense), net	—	(5)	2
Net income before income taxes	78	134	(34)
Income taxes	—	(16)	1
Net income (loss) from discontinued operations	$78	$118	$(33)

As a result of the transaction, the Company recorded a loss of $2,298. In addition, cash, which had previously been restricted with respect to the GM Employment Agreement, was no longer restricted. Subsequent to the first quarter of 2006, the Company no longer has any activity in its Computer Hardware segment.

The loss of the sale of Databit and contract settlement is comprised of the following:

Excess of assets over liabilities transferred	$1,204
Contract settlement costs	600
Stock compensation expense	315
Professional fees and other transaction costs	179
Total loss on the sale of Databit and contract settlement	$2,298

Note 5: Investment in Comverge

The change in the Company’s Comverge investment, during the nine months ended September 30, 2006 is as follows:

	Common stock	Preferred stock	Provision for unrecognized losses	Net investment in Comverge
Balances as of December 31, 2005	$(1,824)	$(173)	$173	$(1,824)
Additional investment in Preferred stock	—	210	—	210
Equity loss in Comverge	—	(841)	631	(210)
Balances as of September 30, 2006	$(1,824)	$(804)	$804	$(1,824)

In the first quarter of 2006, the Company recorded an additional $210 investment in Comverge’s Series C Preferred Stock. As result of the investment, the Company maintained its preferred stock holdings at approximately 7%. In addition, the Company also owns approximately 76% of Comverge’s common shares. As a result of the investment, the Company immediately recognized a loss equal to (i) its provision for unrecognized losses in Comverge of $173 as of December 31, 2005 and (ii) an additional $37 representing its 7% equity share of Comverge’s losses for the first quarter of 2006.

As of September 30, 2006, the Company’s accumulated share of losses attributable to its Comverge preferred stock was equal to its investment in Comverge’s preferred stock. As a result, the Company has ceased recording losses against its preferred stock investment. In the future, equity income will be recorded to the Company’s preferred stock investment only once Comverge’s equity reaches the level it was when the Company ceased recording equity losses. As at September 30, 2006, the Company had a provision for unrecognized losses in Comverge of $804 and the Company will record equity income from its preferred investment in Comverge, if and when Comverge’s records net income in excess of approximately $11,950. Equity income from the Company’s preferred investment may be recorded up to the Company’s original $3,854 preferred share investment in Comverge, and thereafter to its investment in Comverge’s common shares, of which the Company currently owns approximately 76%.

Note 6: Investment in Paketeria

On August 7, 2006 the Company entered into a Common Stock Purchase Agrement with Paketeria GmbH, a limited liability company incorporated under the laws of Germany, and certain Paketeria shareholders, for the purchase by the Company of an approximately 23% interest in Paketeria for a purchase price of approximately €598 ($776) plus transaction fees of approximately $87. Paketeria is a Berlin based store owner and franchisor whose stores provide eBay drop shop, post and parcels, office supplies, photo processing, photocopy and printer cartridge refilling services in Germany.

In addition to the Common Stock Purchase Agreement, the Company also entered into a Note Purchase Agreement with Paketeria’s founder and managing director. Under the Note Purchase Agrement, the Company is obligated to purchase from the founder and managing director all or a portion of the €210 Promissory Note issued by Paketeria and payable to him. The Promissory Note is convertible into shares of Paketeria at a conversion price of €50.70 per share, accrues interest at a rate of 8% per annum, matures on August 7, 2009 and may be redeemed by the Company in whole or in part at any time prior to its maturity or conversion. Under the terms of the Note Purchase Agreement, the Company would be required to purchase one third of the principal amount of the Note upon Paketeria’s achieving each of three franchise licensing milestones—the licensing of its 60th, 75th, and 115th franchises.

The Company has allocated $31 of the purchase price to the fair market value of the call option to purchase and convert the Note in shares of Paketeria.

The Company has allocated $30 of the purchase price to the fair value of the put option which requires the Company to purchase the principal amount of the Note. At September 30, 2006, the Company redetermined the fair value of the put option and determined it to be $15 based upon Paketeria’s advancement on the milestones noted above. The reduction in the fair value of the put option was recorded as part of the Company’s equity loss in Paketeria.

The Company also entered into a Stock Purchase Agreement with two shareholders of Paketeria—one of whom is the Company’s President and Chief Executive Officer and the other who is one of the Company’s new directors. Pursuant to that agreement, the Company is entitled through August 2007 to purchase the shares of Paketeria held by the two Paketeria shareholders for an aggregate purchase price of the US dollar equivalent on the date of purchase of €598 (approximately $758 at the current exchange rate), payable in Company Common Stock and warrants on the same terms as the Company’s recently completed private placement. At the current exchange rate this would result in the issuance of approximately 273,000 shares of Common Stock and warrants exercisable for 68,000 shares of Common Stock. The warrants would have an exercise price of $2.78 per share and be exercisable for five years from their grant date. The Company has determined the fair value of the option to purchase the shares under the Stock Purchase Agreement to be $68.

The Company’s investment in Paketeria is accounted for using the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and has been allocated to the underlying assets in accordance with FAS No. 141 “Business Combinations”. Subject to confirmation from an independent appraisal, the Company has allocated the entire remaining balance of the investment in Paketeria of $794 to the non-compete agreement given to Paketeria’s founder and managing director. The Company is awaiting the completion of an independent assessment of its Purchase Price Allocation. The non-compete agreement is to be amortized over four years and is subject to periodic tests for impairment in accordance with FAS No. 142 “Goodwill and Other Intangible Assets”. The non-compete ageement is not reported as such in the consolidated balance sheet of the Company, but it is reported as a component of the equity investment. The Company’s share of losses in Paketeria for the period from August 7, 2006 to September 30, 2006 of $52 is comprised of $34 reflecting the Company’s equity loss in Paketeria’s earnings and $33 of amortization of the non-compete agreement offset by the reduction in the fair value of the put option of $15.

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

See Note 9(c) with respect to the options granted to Paketeria’s founder and managing director as part of the Company’s investment in Paketeria.

Note 7: Goodwill and Other Intangible Assets

There were no acquisitions or impairments of goodwill recorded during the nine-month period ended September 30, 2006.

The Company’s amortizable intangible assets consisted of software licenses, with a nominal gross carrying amount of $224 and nominal accumulated amortization of $143 and $169, as of December 31, 2005 and September 30, 2006, respectively. All intangibles assets are being amortized over their estimated useful lives, which averaged five years and the nominal amortization expense for each of the nine months ended September 30, 2005 and 2006 amounted to $24 and $29, respectively. Nominal amortization expense of the remaining balance of these assets, for the years ending September 30, 2007, 2008, 2009 and 2010, is estimated to be $29, $12 $7 and $7, respectively.

Note 8: Private Placement of Common Stock

In July 2006, the Company completed a private placement of its Common Stock, par value $.01 per share, resulting in the issuance of 1,200,003 shares of Common Stock. In connection with the placement, the Company entered into subscription agreements with certain accredited investors for the purchase of the shares at a purchase price of $2.65 per share, resulting in gross proceeds to the Company of $3,180. By the terms of the subscription agreements, each subscriber, in addition to the Common Stock purchased, received a warrant exercisable for the purchase of 25% of the number of shares purchased, resulting in the issuance of warrants to purchase 300,005 shares. The warrants are exercisable for shares of the Company’s Common Stock for a period of five years at an exercise price of $2.78 per share and are cancelable by the Company in certain circumstances.

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

Out of the gross proceeds received at the closings, the Company paid the placement agent commissions and expenses of approximately $366 and incurred legal and other costs of approximately $249. In addition, the Company issued to the placement agent warrants to purchase 120,001 shares of Common Stock on the same terms as those issued to the subscribers.

The Company used the Black-Scholes valuation method to estimate the fair value of the warrants to purchase 120,001 shares of common stock of the Company, using a risk free interest rate of 5.1%, its contractual life of five years, an annual volatility of 102% and no expected dividends. The Company estimated the fair value of the warrants to be approximately $202.

Note 9: Stock Based Compensation

(a) Stock Option Plans

The Company’s stock option plans provide for the grant to officers, directors and other key employees of options to purchase shares of common stock at not less than 85% of the market value of the Company’s common stock on the date of grant. The purchase price must be paid in cash. Each option is exercisable for one share of the Company’s common stock. All options expire within five to ten years from the date of the grant, and generally vest over a three-year period from the date of the grant. At September 30, 2006, no options or other equity instruments were available for grant under the various plans as the plans have expired, other than 335,000 shares available for grant under the 1994 Outside Director Stock plan.

A summary of stock option activity for the nine months ended September 30, 2006 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,575,355	$2.48
Granted at market price	100,000	$2.71
Granted at discount to market price	650,000	$2.14
Exercised	(72,133)	$1.70		$72
Forfeited or expired	(154,167)	$4.98
Outstanding at September 30, 2006	2,099,035	$2.42	3.0 years	$2,635
Exercisable at September 30, 2006	1,801,522	$2.51	2.8 years	$2,209

The weighted average grant date fair value of 550,000 stock options granted to employees and directors during the first nine months of 2006 was $2.28 per share based on the assumptions below.

The fair value options granted to employees during the nine months ended September 30, 2006 periods was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	106%
Expected term (years)	3.6 years
Risk free interest rate	4.8%
Expected dividend yield	0.0%

The Company estimated volatility by considering historical stock volatility. The expected term of options granted is based on management’s estimate since the Company’s history of option exercises is too brief to have established historical rates. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. Additionally, the Company expects no dividends to be paid. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the nine months ended September 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

In connection with the stock option exercises during the nine months ended September 30, 2006, the Company received proceeds of $120. Of the 72,133 shares issued as a result of stock option exercises in the nine months ended September 30, 2006, 43,333 were issued from treasury stock and 28,800 were newly issued shares. During the nine months ended September 30, 2006, the Company recorded an increase of $160 to its accumulated deficit with respect to the treasury shares issued from option exercises.

Stock-based compensation expense included in the Company’s statements of operations was:

	Nine months ended September 30, 2006	Three months ended September 30, 2006
Cost of sales	$22	$1
Selling, marketing, general and administrative expenses	1,203	763
Loss on sale of discontinued operations and contract settlement	315	—
Total stock based compensation expense	$1,540	$764

As at September 30, 2006, the Company had a total of approximately $335 of compensation expense not yet recognized with respect to employee stock options to be recognized over a period of approximately two years.

(b) Restricted Stock

In August 2004, the CEO of Databit received a restricted stock grant of 95,000 shares of common stock of the Company, which were to vest one third on each of the second, third and fourth anniversaries of the grant. The Company recognized deferred compensation of $68 with respect to the restricted stock grant which was to be amortized as compensation expense on a straight-line basis over the vesting period of the grant. At January 1, 2006, $36 of deferred compensation remained to be amortized. As a result of the sale of Databit, all the restricted shares immediately vested and all remaining deferred compensation was recognized as expense. During the three months ended September 30, 2006, the Company recognized $5 of deferred compensation expense in selling, marketing, general and administrative expenses and $31 as part of the loss on the sale of discontinued operations and contract settlement.

As of September 30, 2006, the Company had no remaining unrecognized compensation costs related to non-vested restricted stock.

(c) Other services

In July 2006, the Company entered into an agreement with an investor relations firm for investor relation and strategic planning services. In exchange for these services, the Company agreed to pay an annual fee of $138 for a period of one year and to provide the investor relations firm an option for the purchase of 120,000 shares of the Company’s Common Stock. The option vested with respect to 40,000 shares immediately upon the grant, with the balance vesting at a rate of 5,000 per month. The options have an exercise price of $2.80 and expire after five years.

The Company used the Black-Scholes valuation method to estimate the fair value of the option to purchase the 40,000 shares immediately vesting and the 10,000 shares vesting over the period from the date of the agreement through September 30, 2006. The Company used a risk free interest rate of 5.0%, an expected life of four years, an annual volatility of 109% and no expected dividends to determine the value the options granted. The Company estimated the fair value of the options granted to be approximately $115 and recorded that amount to selling, marketing, general and administrative expenses with respect to the option granted to the investor relations firm in the nine months ended September 30, 2006. As each additional tranche of 5,000 options vests, the Company will record additional selling, marketing, general and administrative expense based on an updated calculated Black-Scholes calculation for each tranche.

In August 2006, as part of the Company’s acquisition of Paketeria (see Note 6), the Company granted the founder and managing director of Paketeria an option to purchase 150,000 shares of the Company’s Common Stock. The option has an exercise price of $2.80, a contractual life of five years and vests one-third upon the achievment of each of the milestones described above in Note 6.

The Company used the Black-Scholes valuation method to estimate the fair value of the options to purchase the 150,000 shares of Common Stock of the Company, using a risk free interest rate of 5.0%, an expected life of four years, an annual volatility of 109% and no expected dividends. At September 30, 2006, the Company estimated the fair value of the options to be approximately $381. During the nine months ended September 30, 2006, the Company recorded $199 to selling, marketing, general and administrative expenses with respect to the option granted to the founder and managing director of Paketeria based on performance towards the milestones described above in Note 6.

In September 2006, the Company agreed to provide a warrant to purchase 50,000 shares of the Company’s Common Stock to two individuals who provided and in the future will provide financial advisory services. The warrants vest immediately upon the grant, have an exercise price of $3.00 and expire after five years.

The Company used the Black-Scholes valuation method to estimate the fair value of the warrant to purchase the 50,000 shares of Common Stock of the Company, using a risk free interest rate of 5.0%, an expected life of four years, an annual volatility of 109% and no expected dividends. The Company estimated the fair value of the option to be approximately $121. During the nine months ended September 30, 2006, the Company recorded the $121 to selling, marketing, general and administrative expenses with respect to the warrants granted to two the individuals.

Note 10: Warranty Provision

The Company grants its customers one-year product warranty. No provision was made in respect of warranties based on the Company’s previous history.

Note 11: Bank Settlement Agreement

In March 2006, the Company reached a settlement agreement with an Israeli Bank (the “Bank”) with respect to its claims against the Bank and the Bank’s counterclaims. The Bank agreed to return to the Company attorney fees and court costs, plus interest and CPI adjustments, of approximately $94. As a result of the settlement agreement, the accrued loss for contingent performance of bank guarantees of $410 was reversed and the $247 collateralized portion of these guarantees (shown as restricted cash at December 31, 2005) are no longer classified as restricted cash. The Company recorded other income of $330 in the first quarter of 2006 as a result of the settlement agreement.

Note 12: Segment Information

As a result of the sale of Databit and the change in management of the Company, the Company has redefined its reported operating segments. The Company’s current operations are based upon two operating segments, which operate in the Company’s dsIT subsidiary:

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

Prior year segment disclosures have been conformed to the new segment presentation.

	RT Solutions	IT Solutions	Other (*)	Total
Nine months ended September 30, 2006:
Revenues from external customers	$1,983	$713	$190	$2,886
Intersegment revenues	—	—	—	—
Segment gross profit	718	75	56	849
Segment income (loss)	(88)	(281)	18	(351)
Nine months ended September 30, 2005:
Revenues from external customers	$2,106	$860	$24	$2,990
Intersegment revenues	—	—	—	—
Segment gross profit	619	139	24	782
Segment income (loss)	(46)	(146)	17	(175)
Three months ended September 30, 2006:
Revenues from external customers	$649	$198	$76	$923
Intersegment revenues	—	—	—	—
Segment gross profit	221	18	37	276
Segment income (loss)	(43)	(112)	22	(133)
Three months ended September 30, 2005:
Revenues from external customers	$548	$231	$3	$782
Intersegment revenues	—	—	—	—
Segment gross profit	118	31	3	152
Segment income (loss)	(117)	(52)	1	(168)

(*) Represents operations in Israel that did not meet the quantitative thresholds of SFAS No. 131.

Reconciliation of Segment Income (Loss) to Consolidated Net Loss

	Nine months ended September 30,		Three months ended September 30,
	2005	2006	2005	2006
Total loss for reportable segments	$(192)	$(369)	$(169)	$(155)
Other operational segment income	17	18	1	22
Total operating loss	(175)	(351)	(168)	(133)
Minority interests	(73)	—	(14)	—
Share of losses in Comverge	(380)	(210)	—	—
Share of losses in Paketeria	—	(52)	—	(52)
Net loss of corporate headquarters and other unallocated costs	(1,988)	(2,420)	(672)	(1,466)
Net loss from continuing operations	(2,616)	(3,033)	(854)	(1,651)
Discontinued operations	936	78	185	—
Gain on sale of dsIT Technologies	542	—	542	—
Loss on sale of discontinued operations and contract settlement	—	(2,298)	—	—
Total consolidated net loss	$(1,138)	$(5,253)	$(127)	$(1,651)

Note 13: Subsequent Events

(a) Additional investment in Paketeria

On October 30, 2006 the Company increased its ownership in Paketeria from 23% to approximately 33%. The increase was accomplished through (i) the purchase and conversion into 2,850 Paketeria shares pursuant to a Purchase Notice Conversion and Accession Agreement of €326 ($419), representing two-thirds (plus accrued interest) of a Promissory Note originally issued to Paketeria’s founder and managing director and (ii) an additional investment by the Company of approximately €183 ($235) for the purchase of an additional 3,000 Paketeria shares.

(b) Subsidiary stock option plan

In October 2006, the Company adopted a Key Employee Stock Option Plan (the “Plan”) for its dsIT Solutions Ltd. subsidiary. Under the Plan, a committee of board members of dsIT, to initially be comprised of the entire board of directors of dsIT, shall be created for its administration.

The exercise price and the manner of exercise of the options to be granted under the Plan shall be determined by the committee on the date of grant. Unless otherwise provided by the committee, the right to exercise all vested options shall terminate (i) one year following the date of optionee’s termination, if such termination was by optionee, (ii) eighteen months following the date or optionee’s termination, if the termination was by dsIT, or (iii) immediately, if optionee is terminated by dsIT for cause, as such term is defined in the Plan.

If all options under the Plan were granted and exercised, Company holdings in dsIT could be diluted from its current holdings of approximately 80% to approximately 50%.

ACORN FACTOR, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in this report and in our Annual Report on Form 10-K as amended, for the year ended December 31, 2005.

Overview and Trend Information

In October 2006, following our August 2006 investment in Paketeria in which we purchased an approximately 23% interest in Paketeria GmbH for approximately $863,000 (including transaction costs), we increased our holdings in Paketeria from 23% to approximately 33% by making an additional investment of approximately €326,000 ($419,000). Paketeria is a company registered in Germany that owns and franchises stores which provide a variety of services, including eBay drop shop, post and parcels, office supplies, photo processing, photocopy and printer cartridge refilling services in Germany. We continue to maintain the right to acquire the remaining portion of a promissory note convertible into Paketeria stock as well as an option to purchase other shareholders’ stock, which, if exercised, together with our current holdings, would give us a controlling interest in Paketeria.

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

Out of the gross proceeds received at the closings, we paid the placement agent commissions and expenses of approximately $366,000 and incurred legal and other costs in connection with the registration of the shares of approximately $249,000. In addition, we issued to the placement agent warrants to purchase 120,001 shares of Common Stock on the same terms as those issued to the subscribers.

In March 2006, we sold our Databit computer hardware sales company to Shlomie Morgenstern, President of Databit and our former Vice President, in exchange for the release of the Company from obligations relating to our former CEO’s consulting agreement and various lease obligations. As part of the agreement, we agreed to pay our former CEO $600,000 at closing and pay certain costs for Databit. In addition, cash, which had previously been restricted with respect to our former CEO’s employment agreement, is no longer restricted. As a result of the transaction, we recorded a loss of approximately $2.3 million. Subsequent to the first quarter of 2006, we no longer have any activity in our computer hardware segment.

During the periods included in this report, we operated in two reportable segments: RT Solutions and IT Solutions. The following analysis should be read together with the segment information provided in Note 10 to the interim unaudited consolidated financial statements included in this quarterly report, which information is hereby incorporated by reference into this Item 2.

RT Solutions

Segment revenues decreased slightly in the third quarter of 2006 as compared to the second quarter of 2006. The decrease in revenues was combined with a decrease in our gross profit margin, which was the result of the near completion during the second quarter of a number of relatively high margin projects. We are uncertain if we can maintain these high margins during the coming quarters as these projects are completed. We are continuing our discussions for a possible strategic investor or a strategic alliance for marketing our sonar solutions. We believe that sonar technology solutions, and our Port Security Solutions in particular will be the primary source of this segment’s future growth and profitability. We are awaiting a response for a number of significant proposals for sonar solutions projects. We do not expect to see significant revenues from a new sonar technology solutions project prior to early 2007.

IT Solutions

Both segment revenues and gross profit margins continued to decreased in the third quarter of 2006 as compared to the second quarter of 2006 continuing a trend from the first quarter of 2006 as we continue to invest resources in adapting our OncoPro™ product to the U.S. market. We expect to conclude an agreement for an OncoPro™ beta-site in the US in the near future. In addition, we are continuing our discussions to establish strategic alliances for marketing and to obtain additional investments for our OncoPro™ solutions. We believe that OncoPro™ solutions will be the primary source of this segment’s future growth and profitability.

Comverge

Although we no longer control Comverge, we have invested in it significantly and it continues to have a material effect on our strategic planning. During the first quarter of 2006, Comverge completed an additional round of private equity financing. As a result of the most recent financing round in which we participated at a cost of $210,000, we currently own approximately 7% of Comverge’s preferred shares and 76% of its common shares, representing approximately 24% of its total equity.

In October 2006, Comverge filed a registration statement on Form S-1 with the Securities and Exchange Commission for an initial public offering of shares of its common stock. If and when offered in accordance with the registration statement, the offered shares will be sold by Comverge and, if the underwriters exercise their over-allotment option, by certain selling stockholders. Comverge plans to use the net proceeds from the offering to finance current and future capital requirements of its VPC™ contracts, to finance research and development, to repay indebtedness, to fund any cash consideration for future acquisitions and for other general corporate purposes. The registration statement relating to the offering has been filed with the Securities and Exchange Commission but has not yet become effective. The securities covered by the registration statement may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

Also in October 2006, Comverge formed a strategic partnership with Itron Inc. (NASDAQ: ITRI), to provide demand response and load control components to Itron's OpenWay Advanced Metering Infrastructure (AMI) platform.

The agreement, which has been in place for several months, establishes Comverge as the principal provider of demand response technology, such as “smart” thermostats and load control switches, for use with Itron’s OpenWay AMI solution.

Corporate

During the first quarter of 2006, we sold our Databit computer hardware company, settled our long-term employment contract with our former CEO by making a one-time settlement payment and appointed a new CEO. As such, we have reduced contractual corporate cash expenses in our current corporate structure.

In July 2006, we concluded a private placement of our Common Stock, which raised approximately $2.6 million, net of transaction costs. We expect to use the remaining proceeds from our private placement to finance our corporate expenses and to allow us to explore possible acquisitions or other strategic transactions. We will need additional funds to finance our corporate expenses, acquisitions and strategic transaction over the near and long term. We are evaluating ways to raise such funds.

New Accounting Standards

On January 1, 2006, we adopted SFAS No.123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under the Employee Stock Purchase Plan, based on estimated fair values. We elected to use the modified prospective transition method; therefore prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

As a result of adopting SFAS 123R on January 1, 2006, our net loss for the nine and three month periods ended September 30, 2006, is $1,516,000 and $739,000, respectively, greater than had we continued to account for stock-based compensation under APB No. 25.

The following table sets forth a comparison of the per share effect of our adoption of SFAS 123R for the nine and three month periods ended September 30, 2005 and 2006.

	Nine months ended September 30,		Three months ended September 30,
	2005	2006	2005	2006
Basic and diluted net income (loss) per share as reported:
Loss per share from continuing operations	$(0.32)	$(0.37)	$(0.11)	$(0.20)
Discontinued operations	0.18	(0.27)	0.09	—
Net income (loss) per share - basic and diluted	$(0.14)	$(0.64)	$(0.02)	$(0.20)
Basic and diluted net income (loss) per share had we not adopted SFAS 123R:
Loss per share from continuing operations	$(0.32)	$(0.22)	$(0.11)	$(0.11)
Discontinued operations	0.18	(0.23)	0.09	—
Net income (loss) per share - basic and diluted	$(0.14)	$(0.45)	$(0.02)	$(0.11)

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006 (January 1, 2007 for the Company). The adoption of SFAS No. 155 is not expected to have a material impact on our consolidated financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 ( FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. We are currently evaluating the impact that the adoption of FIN 48 will have on the our consolidated financial position, results of operations, and liquidity.

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses the diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitive and qualitative factors are considered, is material. SAB 108 is effective for companies with fiscal years ending after November 15, 2006. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings, in the first year of adoption, for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently assessing the impact of SAB 108 on our consolidated financial statements and results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in conjunction with other accounting pronouncements that require or permit fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS 157 will have on the our consolidated financial position and results of operations.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three months ended September 30, 2005 and 2006, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. Since we sold our Databit business in March 2006, the activity in this business has been reclassified and consolidated on one line as net income from discontinued operations, after tax.

	Nine months ended September 30,					Three months ended September 30,
	2005		2006		Change	2005		2006		Change
	($,000)	% of sales	($,000)	% of sales	% of 2005	($,000)	% of sales	($,000)	% of sales	% of 2005
Sales	$2,990	100%	$2,886	100%	(3)%	$782	100%	$923	100%	18%
Cost of sales	2,208	74	2,037	71	(8)	630	81	647	70	3
Gross profit	782	26	849	29	9	152	19	276	30	82
R&D expenses	42	1	184	6	338	16	2	87	9	444
SMG&A expenses	2,939	98	3,735	129	27	996	127	1,769	192	78
Operating income (loss)	(2,199)	(74)	(3,070)	(106)	40	(860)	(110)	(1,580)	(171)	84
Finance expense, net	(13)	0	(23)	(1)	77	(23)	(3)	(17)	(2)	(26)
Other income	—	—	330	11		—	—	—	—	—
Loss before taxes on income	(2,212)	(74)	(2,763)	(96)	25	(883)	(113)	(1,597)	(173)	81
Taxes on income	49	2	(8)	0	(116)	43	5	(2)	0	(105)
Income (loss) from operations of the Company and its consolidated subsidiaries	(2,163)	(72)	(2,771)	(96)	28	(840)	(107)	(1,599)	(173)	90
Share in losses of Comverge	(380)	(13)	(210)	(7)	(45)	—	—	—	—
Share in losses of Paketeria	—	—	(52)	(2)		—	—	(52)	(6)
Minority interests	(73)	(2)	—	—	(100)	(14)	(2)	—	—	(100)
Net loss from continuing operations	(2,616)	(87)	(3,033)	(105)	16	(854)	(109)	(1,651)	(179)	93
Net income from discontinued operations, net of tax	936	31	78	3	(95)	185	24	—	—	(100)
Gain on sale of dsIT Technologies, net of tax	542	18	—	—	(100)	542	69	—	—	(100)
Loss on sale of discontinued operations and contract settlement	—	—	(2,298)	(80)		—	—	—	—	—
Net income (loss)	$(1,138)	(38)%	$(5,253)	(182)	362%	$(127)	(16)%	$(1,651)	(179)%	1,200%

Sales. Sales in the first nine months of 2006 decreased by $0.1 million, from $3.0 million in the first nine months of 2005, to $2.9 million in 2006. This decrease was due to decreased sales in both our segments. Sales in the third quarter of 2006 increased by $0.1 million, in comparison to those in the third quarter of 2005. The increase in sales in the third quarter reflects increased RT Solutions sales and other non-segment sales partially offset by a decrease in IT Solutions sales.

Gross profit.  Gross profit in the first nine months of 2006 increased slightly, compared to the first nine months of 2005, due to increased gross profit in our RT Solutions segment, which more than offset the decreased gross profit in our IT Solutions segment. The increase in our RT Solutions segment gross profit was primarily attributable to specific projects with particularly high profit margins, which offset the reduction in sales. The decrease in our IT Solutions segment gross profits was attributable to a combination of both reduced sales and reduced profit margins. Gross profit in the third quarter of 2006 increased as a result of increased gross profit in our RT Solutions segment. The decrease in IT Solutions gross profit during the quarter was offset by an almost comparable increase in other non-segment gross profit.

Selling, marketing, general and administrative expenses (“SMG&A). SMG&A in the first nine months of 2006 increased by $0.8 million compared to the first nine months of 2005 and also increased by $0.8 million in the third quarter of 2006 as compared to the third quarter of 2005. SMG&A expenses have significantly decreased in our dsIT subsidiary, however this decrease has been offset by increases in corporate SMG&A expense, which arose from stock option compensation recorded in 2006. Corporate SMG&A expense in 2006 includes $1.2 million of stock option compensation expense ($0.8 million recorded in the third quarter) with respect to SFAS 123R stock compensation expense. In 2005, we did not record any stock option compensation expense with respect to SFAS 123R.

Other income. In the first quarter of 2006, we reached a settlement agreement with an Israeli bank with respect to our claims against the bank and the bank’s counterclaim against us. As a result of the settlement agreement, we recorded income of $0.3 million, net of legal expenses.

Share of losses in Comverge. In the first quarter of 2006, the carrying value of our investment in Comverge's common stock and preferred stock was reduced to zero. As such, Comverge had no effect on our results in the second quarter of 2006. Our share of Comverge's net losses in the first nine months of 2006 was $0.2 million. In the future, when Comverge begins to show profit, after it has reached the level of equity at which we ceased recording equity losses, we will record 7% of that income as equity income to our preferred investment up to our original $3.9 million preferred share investment in Comverge, and thereafter to our investment in Comverge’s common shares, of which we currently own approximately 76%.

Share of losses in Paketeria. In the third quarter of 2006, we acquired 23% of Paketeria. Our share of Paketeria’s net losses plus amortization of the purchase price allocated to intangibles during the period since our acquisition was $0.1 million.

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

The results for the first nine months of 2005 include the condensed results of Databit as well as the condensed results of the Company’s outsourcing consulting services business in Israel, which was sold in August 2005. The decrease in net income from discontinued operations in the 2006 period as compared to the 2005 period was primarily due to the inclusion in the 2005 period of the results of the outsourcing consulting services business.

Loss on sale of discontinued operations and contract settlement, net of tax. This loss resulted from the sale of our Databit computer hardware company and contract settlement with our former CEO during the first quarter of 2006.

Liquidity and Capital Resources

As of September 30, 2006, we had working capital of $1.1 million, including $1.8 million of cash and cash equivalents. Net cash provided in the first nine months of 2006 was $0.9 million. Net cash of $1.1 million was used in operating activities during the first nine months of 2006. Our net loss of $5.3 million for the nine-month period ended September 30, 2006 was primarily due to the $2.3 million loss on our sale of our Databit computer hardware company, the contract settlement with our former CEO, and corporate expenses of $2.4 million, of which $1.2 million was related to stock option compensation. The primary use of cash in operating activities was $0.2 million of cash used by Databit, prior to its sale, and net corporate general and administrative expenditures of $1.2 million. Net cash of $0.6 million was used in investing activities. The use of cash in investing activities was primarily for the contract settlement with our former CEO and associated sale of our Databit computer hardware company totaling $0.9 million, and our investments in Paketeria ($0.9 million) and Comverge ($0.2 million). These cash expenditures were partially offset by the release of previously restricted cash balances of $1.6 million. Additional cash of $2.6 million was provided by financing activities, the private placement of our Common Stock.

Of our $1.1 million working capital, on September 30, 2006, $0.6 million was in our majority owned dsIT subsidiary. Due to Israeli tax and company law constraints as well as dsIT’s own working capital requirements, such working capital and cash flows from dsIT’s operations are not readily available to finance U.S. corporate activities.

As of September 30, 2006, our dsIT subsidiary is in technical violation of its covenant with one of its banks though the bank is continuing to provide funding to dsIT despite the technical violation. dsIT is working towards remedying the technical violation.

In July 2006, we concluded a private placement of our Common Stock, which raised approximately $2.6 million, net of transaction costs. We have significantly reduced our corporate overhead costs as a result of the sale of Databit and the contract settlement with our former CEO. However, our available cash is not expected to be sufficient to fund our US based corporate activities for the next 12 months as we continue to invest in Paketeria and search for additional strategic investments. We are exploring possible financing transactions to raise additional funds to finance our US activities. Our CEO has agreed to provide to us up to $300 of financing over the next year to fund our US activities to the extent that we are not able to raise that amount from other sources.

 As of November 1, 2006 our wholly owned US operations (i.e., excluding dsIT and Comverge) had an aggregate of $1.7 million in cash and cash equivalents, reflecting a $0.8 million increase from the balance as of December 31, 2005. The balance at November 1, 2006 does not include the transfer of $0.4 million made with respect to our additional investment in Paketeria.

Contractual Obligations and Commitments

Our contractual obligations and commitments at September 30, 2006, excluding certain severance arrangements described below, principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and potential severance obligations to Israeli employees and are set forth in the table below.

	Cash Payments Due During Year Ending September 30,
	(amounts in thousands)
Contractual Obligations	Total	2007	2008-2009	2010-2011	2012 and thereafter
Long-term debt	$65	$65	$—	$—	$—
Operating leases (1)	1,297	671	626	—	—
Investor relations	115	115	—	—	—
Buy-out of Paketeria loan (2)	266	266	—	—	—
Potential severance obligations to Israeli employees (3)	2,452	—	—	—	2,452
Total contractual cash obligations	$4,195	$1,117	$626	$—	$2,452

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

(2) As a part of our agreement to purchase 23% of Paketeria, we agreed to the purchase of a €210,000 principal promissory note issued by Paketeria to its founder and managing director. Under the terms of the agreement, we must purchase one-third of the note from the founder for a cash payment equal to one-third of the principal amount, plus accrued interest, upon Paketeria having achieved each of three franchise licensing milestones—the licensing of its 60th, 75th, and 115th franchises. In October 2006, we purchased €140,000 of the note (see Overview and Trend Information). We expect to purchase the remaining €70,000 of the note within the next year, upon the achievement of the third and final milestone.

(3) Under Israeli law and labor agreements, dsIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and ending salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of September 30, 2006, we accrued a total of $2.5 million for potential severance obligations of which approximately $1.5 million was funded with cash to insurance companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit incurred to finance our operations in Israel. Additionally, our monetary assets and liabilities (net liability of approximately $0.2 million) in Israel are exposed to fluctuations in exchange rates. We are also exposed to fluctuations in exchange rates with respect to our investment our call and put options to acquire the €70,000 note in Paketeria as the note in denominated in Euros. In addition, our share of equity income or loss in Paketeria is translated from Euros. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or foreign currency exchange rate exposures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on September 15, 2006. The only item on the agenda at the Annual Meeting was the election of the Board of Directors. The holders of 8,242,806 shares of common stock out of 9,385,027 shares of common stock were present either in person or by proxy and were entitled to vote for the election of six members to the Board of Directors. Holders of our common stock entitled to vote, voted as follows:

	For	Withheld
John A. Moore	8,151,015	91,791
George Morgenstern	7,948,033	294,773
Richard J. Giacco	8,229,715	13,091
Richard Rimer	8,230,015	12,791
Kevin P. Wren	8,229,715	13,091
Samuel M. Zentman	8,184,215	58,591

Item 5. Other Information

In October 2006, we adopted a Key Employee Stock Option Plan (the “Plan”) for our dsIT Solutions Ltd. subsidiary. Under the Plan, a committee of board members of dsIT, to initially be comprised of the entire board of directors of dsIT, shall be created for its administration.

The exercise price and the manner of exercise of the options to be granted under the Plan shall be determined by the committee on the date of grant. Unless otherwise provided by the committee, the right to exercise all vested options shall terminate (i) one year following the date of optionee’s termination, if such termination was by optionee, (ii) eighteen months following the date or optionee’s termination, if the termination was by dsIT, or (iii) immediately, if optionee is terminated by dsIT for cause, as such term is defined in the Plan.

If all options under the Plan were granted and exercised, our holdings in dsIT could be diluted from its current holdings of approximately 80% to approximately 50%.

Item 6. Exhibits

4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30,2006, filed on August 11, 2006 (the “June 2006 10-Q”)).

10.1	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the June 2006 10-Q).

10.2	Placement Agent Agreement between the Company and First Montauk Securities Corp. dated June 13, 2006 (incorporated herein by reference to Exhibit 10.1 to the June 2006 10-Q).

10.3	Form of Common Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K dated August 17, 2006 ( the “August 2006 8-K“)).

10.4	Form of Note Purchase Agreement with Form of Convertible Promissory Note attached (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K).

10.5	Form of Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K).

10.6	Form of Investors’ Rights Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K).

10.7	Form of Non-Plan Option Agreement (incorporated herein by reference to Exhibit 10.5 to the August 2006 8-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.

ACORN FACTOR INC.

Dated: November 20, 2006	By:	/s/ Michael Barth
Michael Barth
Chief Financial Officer