Form 10-K
period 2006-12-31
ACORN FACTOR, INC.
filed 2007-04-16
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number 0-19771

ACORN FACTOR, INC.
(Exact name of registrant as specified in charter)

Delaware	22-2786081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Route 17, Mahwah, New Jersey	07430
(Address of principal executive offices)	(Zip Code)

(201) 529-2026

Registrant’s telephone number, including area code
_______________________

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
Yes ☐   No ☒

As of last day of the second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $23 million based on the closing sale price on that date as reported on the Over-the-Counter Bulletin Board.

As of April 10, 2007 there were 9,561,659 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Certain statements contained in this report are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should” or “anticipates”, or the negatives thereof, or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below under the heading “Item 1A. Risk Factors.”

EasyBillTM, OncosoftTM and OncoProTM are trademarks of our dsIT Solutions Ltd subsidiary. Maingate® is a registered trademark and PowerCampTM is a trademark of Comverge, Inc.

PART I

ITEM 1. BUSINESS

OVERVIEW

Acorn Factor is a holding company that currently maintains majority ownership or primarily controlling equity positions in the three companies described below. Our principal business strategy is to identify, develop, acquire and operate majority-owned subsidiaries and primarily-controlled companies by seeking to acquire new technologies or existing businesses that (i) are led by proven entrepreneurs, (ii) have strong growth potential and (iii) are approaching profitability and positive cash flow. We seek to identify and acquire companies possessing new business models that can speed adoption of proven technologies, with a particular focus on “power systems” that offer solutions for managing knowledge, asset protection and intelligent delivery systems for our increasingly scarce natural resources. We also seek strategic partner companies outside the “power systems” area, which we believe would otherwise substantially fulfill the objectives of our business strategy.

We presently hold majority or significant equity interests in the following companies:

(a)	Comverge, Inc. — a leading demand response company enabling utilities, industry and consumers to better manage peak electricity usage;

(b)	Paketeria GmbH — the innovator of Germany's first "Super Service Market"; and

(c)	dsIT Solutions Ltd. — a provider of software consulting and development services and software/hardware solutions in the areas of port security, oncology treatment and billing services.

During 2006, we had operations in two reportable segments: RT Solutions and IT Solutions, both conducted through our dsIT subsidiary.

•	RT Solutions whose activities are focused on two areas - naval solutions and other real-time and embedded hardware & software development.

•
IT Solutions, whose activities are comprised of the Company’s Oncosoft™ solution state of the art chemotherapy package for oncology and hematology departments and EasyBill™, an easy-to-use, end-to-end, modular customer care and billing system designed especially for small and medium-sized enterprises with large and expanding customer bases.

SALES BY ACTIVITY

The following table shows, for the years indicated, the dollar amount and the percentage of the sales attributable to each of the segments of our operations.

	2004		2005		2006
	Amount	%	Amount	%	Amount	%
RT Solutions	$1,988	59	$2,844	68	$2,729	66
IT Solutions	1,312	39	1,314	31	1,125	27
Other	64	2	29	1	263	7
Total	$3,364	100%	$4,187	100%	$4,117	100%

RT SOLUTIONS

Products and Services

dsIT’s RT Solutions activities are focused on two areas - naval solutions and other real-time and embedded hardware & software development. Our naval solutions include a full range of sonar and acoustic-related solutions to the commercial, defense and homeland security markets. These solutions include:

•	Diver Detection Sonar (DDS) - a system that guards ports and shore installations from underwater threats;

•	Mobile Acoustic Range (MAR); - a mobile system that accurately measures the radiated noise of submarines and surface vessels, thus assisting to reduce their noise level;

•	Generic Sonar Simulator (GSS) - a PC based sonar simulator for the rapid and comprehensive training of ASW, submarine, and mine detection sonar operators;

•	Harbor Surveillance System (HSS) - a system that incorporates DDS sensors with above-water surveillance sensors to create a comprehensive above and below water security system; and

•	Underwater Acoustic Signal Analysis system (UASA) - a system that processes, analyzes and classifies all types of acoustic signals radiated by various sources and received by naval sonar systems.

Our other real-time and embedded hardware & software development solutions areas of development and production include:

•	Computerized vision for the Semiconductor industry;

•	Modems & data links;

•	Bluetooth solutions;

•	VOIP/ROIP applications;

•	Operation control consoles and HMI applications; and

•	Command & control applications

During 2004, 2005 and 2006, sales from our RT solutions activities were $2.0 million, $2.8 million and $2.7 million, respectively, accounting for approximately 59%, 68% and 66% of company sales for 2004, 2005 and 2006, respectively.

We generally provide our RT solutions on a fixed-price basis. When working on a fixed-price basis, we undertake to deliver software or hardware/software solutions to a customer’s specifications or requirements for a particular project, accounting for these services on the percentage-of-completion method. Since the profit margins on these projects are primarily determined by our success in controlling project costs, the margins on these projects may vary as a result of various factors, including underestimating costs, difficulties associated with implementing new technologies and economic and other changes that may occur during the term of the contract.

dsIT has initiated discussions for strategic alliances for marketing its sonar technology. We hope that some of these discussions will come to fruition before the end of 2007.

Customers and Markets

All of this segment’s operations and most sales took place in Israel in 2004, 2005 and 2006. We expect to generate significant revenues from naval solutions outside of Israel in 2007. We have created significant relationships with some of Israel’s largest companies in its defense and electronics industries. dsIT is continuing to invest considerable effort to penetrate European, Asian and other markets in order to broaden its geographic sales base with respect to our sonar technology solutions. Two customers accounted for 63% of segment sales in 2006 (32% and 31%, respectively) while in 2005 three customers accounted for 72% (33%, 22%, and 17%, respectively) of segment sales. (See Risks Related to the RT and IT Solutions segments - “We Are Substantially Dependent On A Small Number Of Customers And The Loss Of One Or More Of These Customers May Cause Revenues And Cash Flow To Decline” for more information.)

Competition

Our RT Solutions activity faces competition from numerous competitors, both large and small, operating in the Israeli and United States markets, some with substantially greater financial and marketing resources. We believe that our wide range of experience and long-term relationships with large corporations as well as the strategic partnerships we are developing will enable us to compete successfully and obtain future business.

IT SOLUTIONS

Products and Services

Through dsIT, we also provide globally oriented solutions in the area of information technology (“IT”). dsIT’s IT solutions includes OncoPro™, a state of the art chemotherapy package for oncology and hematology departments, based on experience gained in the largest cancer center in Israel. OncoPro™ integrates patient data with medical knowledge bases and enables the simplified management of daily ward functions as well as the creation of complex protocols. We also offer EasyBillTM, an easy-to-use, end-to-end, modular customer care and billing system designed especially for small and medium-sized enterprises with large and expanding customer bases.

Sales from our IT solutions activities were $1.3 million, $1.3 million and $1.1 million, respectively, accounting for approximately 39%, 31% and 27% of company sales for 2004, 2005 and 2006, respectively.

We recently received a letter of intent from a major chain of hospitals in the U.S., which will allow us to install our OncoPro™ solutions package as a beta site. We expect to finalize this arrangement in the near future. In addition, we continue to have discussions with respect to potential strategic partners, investors and alliances for our OncoPro™ solutions package.

Customers and Markets

All of this segment’s operations and sales took place in Israel in 2004, 2005 and 2006. We expect to begin to generate revenues from our OncoPro™ solutions outside of Israel in 2007. We have created a significant relationship with Israel’s largest HMO organization (the Clalit Health Fund or “Clalit”) and are continuing to invest considerable effort to penetrate the US and European markets in order to broaden our geographic sales base. Two customers accounted for 83% (61% (Clalit) and 22%, respectively) of segment sales in 2006 (three customers accounted for 94% of segment sales in 2005 (54% (Clalit), 25% and 15%, respectively)). (See Item 1A. Risk Factors - Risks Related to the RT and IT Solutions Segments - “We are substantially dependent on a small number of customers and the loss of one or more of these customers may cause revenues and cash flow to decline” for more information.)

Proprietary Rights

The customer, for whom the services are performed, generally owns the intellectual property rights resulting from our consulting and development services. We own two proprietary software packages described above - Easybill™ and OncoPro™. These packages are licensed for use by customers, while we retain ownership of the intellectual property.

DEMAND RESPONSE SOLUTIONS - COMVERGE INC.

We are engaged in the business of providing demand response solutions, through Comverge Inc. Comverge is North America's leading provider of clean and low-cost peak electric capacity reduction, achieved through Demand Response solutions and technologies, including its patent pending fully outsourced Virtual Peaking Capacity(TM) offering. As North America's leader in Demand Response, Comverge serves over 500 clients in the electric utility industry, implementing both integrated and outsourced solution-based models for direct and price responsive load management, remote meter reading, and distributed generation monitoring. We currently have an approximate 23% equity interest in Comverge and are Comverge’s single largest stockholder. Comverge’s stockholders include Nth Power, EnerTech Capital, E.ON Venture Partners GmbH, Ridgewood Capital, Easton Hunt Capital Partners, L.P., Norsk Hydro Technology Ventures, Rockport Capital Partners, Partners for Growth, the Shell Internet Ventures affiliate of Royal Dutch/Shell Group, and Air Products and Chemicals, Inc.

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

SUPER SERVICES MARKET - PAKETERIA GmbH

We are engaged in the “Super Services Market” business through our 33% equity interest in Paketeria GmbH. In August 2006, we made our first investment (€600,000 or approximately $776.000) in Paketeria GmbH followed by a second investment (€320,000 or approximately $419,000) in October 2006. As a result of these investments, we currently own approximately 33% of Paketeria with options to acquire a controlling interest by August 2007.

Paketeria GmbH, a company registered in Germany and headquartered in Berlin, is a retail chain store operating in a unique “Super Services Market” format. The stores provide eBay drop shop, post and parcels, office supplies, photo processing, photocopy, printer cartridge refilling, and Internet pharmacy services in Germany. Paketeria was established to take advantage of the privatization and subsequent substantial reduction in retail outlets of the German post office, which has stranded many communities without convenient access to postal services. Since the beginning of 2006, Paketeria has doubled in size to four company owned stores and 60 franchised stores.

Paketeria’s principal offices are located in Berlin, Germany. Paketeria’s stores and franchises are located throughout Germany with a concentration in the area in and around Berlin.

BACKLOG

As of December 31, 2006, our backlog of work to be completed was $1.9 million, $1.4 million of which related to our RT segment and $0.5 million of which related to our IT segment. We estimate that we will perform our entire backlog in both of our reporting segments in 2007.

EMPLOYEES

At December 31, 2006, we employed a total of 70 people, including 53 in engineering and technical support, 1 in marketing and sales, and 16 in management, administration and finance. A total of 69 of our employees are employed by dsIT and are based in Israel. Our only employee in the United States is our CEO and President. We consider our relationship with our employees to be satisfactory.

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

SEGMENT INFORMATION

For additional financial information regarding our operating segments, foreign and domestic operations and sales, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to our Consolidated Financial Statements included in this Annual Report.

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

We have a history of operating losses, and have used increasing amounts of cash to fund our operating activities over the years. In 2004, 2005 and 2006, we had operating losses of $2.5 million, $2.3 million and $3.6 million, respectively. Cash used in operations in 2004, 2005 and 2006 was $0.1 million, $1.7 million and $1.6 million, respectively.

Although we raised $3.2 million ($2.5 million net of transaction costs) in 2006 from the private placement of our securities, we have invested a significant portion of those funds in Paketeria. At December 31, 2006, we did not have sufficient cash available to fund our US operations for the next 12 months. As described under the caption “Recent Developments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we  recently raised an additional $6.9 million (approximately $6.0 after transaction costs) in a private placement of convertible debentures and warrants. While this provides us with enough cash to finance our US operations for the next 12 months, we may need additional funds to fund our operating activities and acquisitions over the longer term. Should we be unsuccessful in completing additional timely transactions providing necessary liquidity, we may not have sufficient funds to finance our future US activities and strategic acquisitions over the long-term. In such event, we might need to sell some of our assets to finance these activities.

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

We appointed a new chief financial officer and chief accounting officer in December 2005 and appointed a new president and chief executive officer in March 2006. Any failure to effectively integrate our new management and any new management controls, systems and procedures they may implement, could materially adversely affect our business, results of operations and financial condition.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports.  In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal controls over financial reporting.  Our management is currently required to report on our internal controls as a required part of our annual report beginning with fiscal year 2007 and to allow our independent registered public accounting firm to attest to our internal controls as a required part of our annual report beginning with fiscal year 2008.

We may have to expend significant resources during fiscal years 2007 and 2008 in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, and there is a risk that we will not comply with all of the requirements.

If we identify material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner or we receive an adverse opinion from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

Compliance with changing regulation of corporate governance, public disclosure and financial accounting standards may result in additional expenses and affect our reported results of operations.

Keeping informed of, and in compliance with, changing laws, regulations and standards relating to corporate governance, public disclosure and accounting standards, including the Sarbanes-Oxley Act, as well as new and proposed SEC regulations and accounting standards, has required an increased amount of management attention and external resources.  Compliance with such requirements may result in increased general and administrative expenses and an increased allocation of management time and attention to compliance activities.

RISKS RELATED TO THE RT AND IT SOLUTIONS SEGMENTS

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

In 2006, 17% of dsIT’s sales (17% and 13% in 2005 and 2004, respectively) and 24% of its billed receivables at December 31, 2006 (10% at December 31, 2005) were related to Clalit. Clalit has a history of running at a deficit, which in the past has required numerous cost cutting plans and periodic assistance from the Israeli government. Should Clalit have to institute additional cost cutting measures in the future, which may include restructuring of its terms of payment, this could have a material adverse effect on the performance of dsIT.

We are substantially dependent on a small number of customers and the loss of one or more of these customers may cause revenues and cash flow to decline

In 2006, 58% of dsIT’s sales (51% and 59% in 2005 and 2004, respectively) were concentrated in three customers (Applied Materials Israel Ltd., RAFAEL Armament Development Authority Ltd. and Clalit). A significant reduction of orders from any of these customers could have a material adverse effect on the performance of dsIT.

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

RISKS RELATED TO OUR PAKETERIA INVESTMENT

Paketeria’s business plan is predicated on projected rapid growth in its network of franchised stores. If Paketeria fails to effectively manage this growth, its business and operating results could be harmed. Additionally they could be forced to incur significant expenditures to address the additional operational and control requirements of this growth.

Paketeria’s business plan is predicated on projected rapid growth in its operations, which will place significant demands on its management, operational and financial infrastructure. If Paketeria does not effectively manage this growth, the quality of its services could suffer, which could negatively affect its operating results. To effectively manage this growth, Paketeria will need to continue to improve its operational, financial, and management controls and its reporting systems and procedures. These system enhancements and improvements could require Paketeria to make significant capital expenditures and an allocation of valuable management resources. If the improvements are not implemented successfully, Paketeria’s ability to manage growth may be impaired and could force it to make significant additional expenditures to address these issues, expenditures that could harm its financial position.

Paketeria will need to raise funds to finance its planned activities.

Paketeria does not currently have enough cash to finance its planned activities in 2007. In the event that it is unable raise these funds from new investors, we may need to make loans or additional equity investments in Paketeria from our limited financial resources to help fund its activities. (See “Recent Developments”.)

RISKS RELATED TO OUR SECURITIES

There is only a limited trading market for our Common Stock.

There is currently only a limited market for our Common Stock. Our Common Stock trades on the OTC Bulletin Board under the symbol “ ACFN“ with, until recently, very limited trading volume. We cannot assure you that a substantial trading market will be sustained for our Common Stock.

Our share price may decline due to the large number of shares of our Common Stock eligible for future sale in the public market including the shares of the selling security holders.

A substantial number of shares of our Common Stock are, or could upon exercise of options or warrants, become eligible for sale in the public market as described below. Sales of substantial amounts of shares of ourCommon Stock in the public market, or the possibility of these sales, may adversely affect our stock price.

As of December 31, 2006 there were 614,039 warrants with a weighted average exercise price of $2.79 and 1,626,157 options with a weighted average exercise price of $2.46 per share, presently exercisable, which if exercised for cash would result in the issuance of an additional 2,240,196 shares of Common Stock. In addition, there were 482,668 options and 190,000 warrants that expire on or before December 31, 2007 all of which are in-the-money at December 31, 2006.

The market price of our Common Stock will likely be affected by fluctuations in the market price of the common stock of Comverge.

As described below under “Recent Developments,” shares of Comverge common stock have commenced trading on the Nasdaq Global Market. Due to the substantial position we hold in Comverge, the market price of our Common Stock is likely to be affected by fluctuations in the market price of the common stock of Comverge.

We may be deemed to be an investment company under the Investment Company Act of 1940; if we were deemed to be an investment company we could be forced to sell our shares in Comverge at prices lower than we might otherwise obtain.

Under the Investment Company Act of 1940, as amended, and the rules thereunder we would be deemed to be an investment company if it is determined that the value of investment securities we own account for more than 45% of the total value of our assets. The Investment Company Act and the rules thereunder exclude from the definition of investment securities shares in companies which are majority-owned or “controlled primarily” by the issuer.

Our equity holdings in Comverge currently account for substantially more than 45% of the value of our assets on a fair market value basis. We believe that until the recent Comverge initial public offering we had primary control over Comverge for purposes of application of the Investment Company Act and our Comverge holdings were therefore excluded from the definition of investment securities. However, as a result of the offering and the termination of our voting agreement with the other major Comverge shareholders, it is likely that Comverge will no longer be controlled primarily by us for Investment Company Act purposes. If we were no longer deemed to primarily control Comverge, we would no longer be excluded from the definition of an Investment Company effective June 30, 2007 since the value of our investment securities, which would now include our Comverge shares, would be in excess of 45% of our assets.

Were we to be deemed an investment company as a result of the Comverge IPO, we believe that we would be eligible for relief from the application of the Investment Company Act as a transient investment company under Rule 3a-2. Under Rule 3a-2, we would not be subject to the Investment Company Act provided that we have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event within a one year period), in a business other than that of investing, reinvesting, owning, holding or trading in securities.

Our management and Board of Directors is formulating its plans for compliance with Rule 3a-2. These plans would include the acquisition of one or more wholly-owned, majority-owned, or primarily-controlled operating businesses. Steps in effectuating these plans may include the sale and or distribution to our shareholders of all or a portion of our Comverge shares, and/or a merger or other acquisition transaction.

We are subject to a lock-up period that would prevent us from being able to sell Comverge shares for six months following the completion of the Comverge initial public offering. To the extent that effectuating our plan to remain exempt from the Investment Company Act requires us to sell significant number of Comverge shares, we may have only a six month period in which to make such sales. Being forced to sell a significant portion of our Comverge shares during a relatively short time period could result in our selling Comverge shares sooner than we otherwise would have, at prices lower than we might otherwise have obtained. We may also find that we are not able to identify and acquire during the one year period a suitable operating business or businesses on terms acceptable to us. While we could request an order from the SEC to give us additional time beyond the year period allowed by Rule 3a-2 to sell and/or distribute Comverge shares and take any other action necessary to come into compliance with the Act, there is no assurance that such an order would be granted.

 If we are unable to come into compliance with the Investment Company Act during the one year period (or any extension thereof granted to us by the SEC), we would be in violation of the Investment Company Act. Companies which fall under the Act are subject to substantial regulation concerning management, operations, transactions with affiliated persons, portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters. We would be required to file reports with the SEC regarding various aspects of our business. The cost of such compliance would result in the Company incurring additional annual expenses. In addition, compliance with the Investment Company Act may not be consistent with the Company’s current strategy of holding primarily controlling interest in companies in which it holds interests.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Prior to the consummation of the sale of our Databit computer hardware subsidiary, our corporate headquarters and the principal offices for our computer hardware sales segment were located in Mahwah, New Jersey in approximately 5,000 square feet of office space, at a rate of $85,000 per year (plus annual CPI adjustments), under a lease that expired in September 2006.

As part of the sale of our Databit computer hardware subsidiary, we assigned all of the US leases to Databit. The landlords of the properties have not yet consented to the assignments and we therefore continue to be contingently liable on these leases. Databit has agreed to indemnify us for any liability in connection with these leases.

In November 2006, we signed a lease for office space in Wilmington, Delaware. The annual rent is approximately $32,000 and the lease is to expire in November 2009.

Our Israeli activities are conducted in approximately 18,000 square feet of office space in the Tel Aviv metropolitan area under a lease that expires in August 2009. The annual rent is approximately $288,000.  These facilities are used for the Israeli operations of our RT Solutions and IT Solutions segments.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the OTC Bulletin Board (“OTCBB”) under the symbol “ ACFN.OB”. Prior to January 26, 2005, our Common Stock traded on The Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low reported sales prices per share of our Common Stock on The Nasdaq SmallCap Market and the OTCBB (as applicable).

	High	Low
2005:
First Quarter	$1.30	$0.64
Second Quarter	1.32	0.95
Third Quarter	1.74	1.05
Fourth Quarter	1.80	1.20

2006:
First Quarter	$2.80	$1.43
Second Quarter	3.20	2.50
Third Quarter	3.39	2.85
Fourth Quarter	$3.47	$3.14

As of April 10, 2007, the last reported sales price of our Common Stock on the OTCBB was $4.80, there were 106 record holders of our Common Stock and we estimate that there were approximately 1,100 beneficial owners of our Common Stock.

We paid no dividends in 2005 or 2006 and do not intend to pay any dividends in 2007.

PERFORMANCE GRAPH

The following stock price performance graph compares the cumulative total return of the Company’s Common Stock, during the period December 31, 2001 to December 30, 2006, to the cumulative total return during such period of (i) the NASDAQ Composite Index and (ii) the NASDAQ Computer Index. The graph assumes that the value of the investment in our Common Stock and each index (including reinvestment of dividends) was $100.00 on December 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended December 31, 2004, 2005 and 2006 and consolidated balance sheet data as of December 31, 2005 and 2006 has been derived from our audited Consolidated Financial Statements included in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 2002 and 2003 and the selected consolidated balance sheet data as of December 31, 2002, 2003 and 2004 has been derived from our unaudited consolidated financial statements not included herein.

This data should be read in conjunction with our Consolidated Financial Statements and related notes included herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Statement of Operations Data:

	For the Years Ended December 31,
	2002** (unaudited)	2003** (unaudited)	2004*	2005*	2006
	(in thousands, except per share data)
Sales	$24,295	$8,874	$3,364	$4,187	$4,117
Cost of sales	17,910	6,833	2,491	2,945	2,763
Gross profit	6,385	2,041	873	1,242	1,354
Research and development expenses	1,526	153	30	53	324
Selling, marketing, general and administrative expenses	12,591	7,422	3,374	3,464	4,658
Impairment of investment	90	--	--	--	--
Operating loss	(7,822)	(5,534)	(2,531)	(2,275)	(3,628)
Finance expense, net	(429)	(534)	(33)	(12)	(30)
Other income, net	--	--	148	--	330
Loss from operations before taxes on income	(8,251)	(6,068)	(2,416)	(2,287)	(3,328)
Taxes on income	46	48	(27)	37	(183)
Loss from operations of the Company and its consolidated subsidiaries	(8,205)	(6,020)	(2,443)	(2,250)	(3,511)
Share of losses in Comverge	--	(1,752)	(1,242)	(380)	(210)
Gain on sale of shares in Comverge	--	--	705	--	--
Share of losses in Paketeria	--	--	--	--	(424)
Minority interests, net of tax	880	264	(90)	(73)	--
Loss from continuing operations	(7,325)	(7,508)	(3,070)	(2,703)	(4,145)
Gain (loss) on sale of discontinued operations and contract settlement (in 2006), net of income taxes	--	--	--	541	(2,069)
Income (loss) from discontinued operations, net of income taxes	(819)	1,226	1,898	844	78
Net loss	$(8,144)	$(6,282)	$(1,172)	$(1,318)	$(6,136)
Basic and diluted net income (loss) per share:
Loss from continuing operations	$(1.00)	$(0.97)	$(0.39)	$(0.26)	$(0.48)
Discontinued operations	(0.11)	0.16	0.24	0.10	(0.23)
Net loss per share (basic and diluted)	$(1.11)	$(0.81)	$(0.15)	$(0.16)	$(0.71)
Weighted average number of shares Outstanding - basic and diluted	7,349	7,738	7,976	8,117	8,689
___________
* Results have been restated for the discontinued operations of our Israel based consulting business, which was sold in August 2005. Results have been restated for the discontinued operations of our US-based computer VAR business, which was sold in March 2006.

** The selected consolidated statements of operations data for the years ended December 31, 2002 and 2003 have been restated for the discontinued operations of our US-based computer VAR business and our Israel and US-based consulting businesses and are unaudited.

Selected Consolidated Balance Sheet Data:

	As of December 31,
	2002 (unaudited)	2003 (unaudited)	2004 (unaudited)	2005	2006
	(in thousands)
Working capital	2,845	$729	$874	$1,458	$259
Total assets	33,347	17,784	17,025	10,173	7,258
Short-term and long-term debt	10,033	2,259	1,396	365	488
Minority interests	1,609	1,367	1,471	--	--
Total shareholders’ equity (deficit)	7,128	3,200	2,125	820	(461)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Private Placement of Debentures and Warrants

On April 11, 2007, we completed a private placement of $6.9 million of principal amount of 10% Convertible Redeemable Subordinated Debentures (the “Debentures”), resulting in gross proceeds of the same amount. The Debentures, subject to certain restrictions, are convertible into our common stock at a conversion price of $3.80 per share and mature on March 30, 2011.

In connection with the offering, we entered into subscription agreements with certain accredited investors. By the terms of the subscription agreements each subscriber in addition to the Debentures purchased, received a warrant exercisable for the purchase of 25% of the number of shares obtained by dividing the principal amount of a given Debenture by the conversion price of $3.80 per share, resulting in the issuance of warrants to purchase 453,047 shares. The warrants are exercisable for shares of Common Stock for a period of five years at an exercise price of $4.50 per share. Both the Debentures and the warrants are redeemable by us in certain circumstances.

In connection with the offering, we retained a registered broker-dealer to serve as placement agent. In accordance with the terms of our agreement with the placement agent, the agent received a 7% selling commission, 3% management fee, and 2% non-accountable expense allowance out of the gross proceeds of the offering.

Out of the gross proceeds of the offering, we paid the placement agent commissions and expenses of approximately $0.9 million. In addition, we issued to the placement agent warrants to purchase 181,211 shares of common stock on substantially the same terms as those issued to the subscribers.

Comverge IPO

On April 13, 2007, Comverge priced its initial public offering of 5,300,000 shares of its common shares, at $18.00 a share. The shares sold in the offering (which reflect a one for two reverse stock split made immediately prior to the offering) represent an approximate 28% interest in Comverge. The underwriters of the offering are Citigroup Global Markets Inc., sole book-running manager of the offering, and Cowen and Company, LLC, RBC Capital Markets Corporation and Pacific Growth Equities, LLC as co-managers. In addition, certain selling shareholders granted the underwriters a 30-day option to purchase up to 795,000 additional shares of common stock. We did not sell any of our shares of Comverge common stock in the offering. On April 13, 2007, shares of Comverge common stock commenced trading on the Nasdaq Global Market under the symbol "COMV".

As a result of the offeringall shares of preferred stock of Comverge will be converted to common stock of Comverge and as a result we will own 2,786,021 shares of Comverge common stock, representing 15.9% of the issued and outstanding capital stock of Comverge following the offering.

In connection with the offering, we (and all of Comverge’s executive officers, directors and certain of other major stockholders of Comverge), entered into a lock-up agreement under which we agreed, subject to limited exceptions, not to transfer or otherwise dispose of any of our shares of Comverge common stock for a period of at least 180 days from the date of effetiveness of the offering without the prior written consent of lead manager of the offering.

Paketeria

In January and March, we provided Paketeria with approximately $200,000 of loans in order to provide them with additional short-term financing to help it support its current expansion and operating activities.

Dilution of Our Holdings in dsIT

In February 2007, certain senior managers and other employees of dsIT exercised their options. These exercises reduced our holdings in dsIT from 80% to 58%.

OVERVIEW AND TREND INFORMATION

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in “Item 1. Business-Risk Factors Which May Affect Future Results.”

We operate in two reportable segments: RT Solutions and IT Solutions. As we sold our Databit computer hardware sales in March 2006, the information provided below does not include the results from those activities as they have been reclassified and consolidated on one line as net income from discontinued operations, after tax.

The following analysis should be read together with the segment information provided in Note 19 to our Consolidated Financial Statements included in this report.

RT Solutions

Segment revenues decreased by $0.1 million or 4% in 2006 as compared to 2005. The decrease in sales was the result of our near completion of a significant Naval solutions project in 2005, which was nearly offset by increases in sales from our embedded hardware and software development products. Segment gross profit, however, increased by $0.1 million or 16% in 2006 as compared to 2005. Segment gross profit percentage also increased (from 28% in 2005 to 34% in 2006) as we completed a number of relatively high margin embedded hardware and software development projects during the year.

Our projected growth in sales in 2007 is expected to come primarily from our Naval solutions projects with our embedded hardware and software development projects expected to remain relatively stable. Due to the sale of our outsourcing business in August 2005, our segment overhead currently is a heavier burden to the segment and we must generate a higher level of sales to reach profitability. We anticipate our sales to increase in the second half 2007 with the expected receipt of a number of significant Naval solutions contracts, with the segment reaching profitability towards the end of the year.

IT Solutions

Segment revenues decreased by $0.2 million or 14% in 2006 as compared to 2005. The decrease in sales was primarily the result of the decreased revenues from sales of our EasyBill™ billing system. OncoPro™ sales were not significantly changed in 2006 from 2005. Segment gross profit also decreased by $0.1 million or 19% in 2006 as compared to 2005 with segment gross profit percentage also decreasing (from 31% in 2005 to 28% in 2006).

Our projected growth in sales in 2007 is expected to come primarily from sales of our OncoPro™ solutions with revenues from our EasyBill™ billing system continuing to decline. We expect to successfully complete our beta-site work in the second half of 2007 and begin sales of OncoPro™ in the United States in the second half of 2007. As with our RT Solutions segment, due to the sale of our outsourcing business in August 2005, our segment overhead currently is a heavier burden to the segment and we must generate a higher level of sales to reach profitability. Though we anticipate our sales to increase in the second half 2007, we also anticipate significantly higher development costs associated with the beta-site work and do not expect this segment to reach profitability until 2008.

Comverge

We account for Comverge on the equity method; however since our losses to date exceed our investment, Comverge’s losses no longer affect our consolidated results.

As described above under “Recent Developments”, on April 13, 2007 Comverge priced its initial public offering. Comverge plans to use the net proceeds from the offering to finance current and future capital requirements of its VPC™ contracts, to finance research and development, to repay indebtedness, to fund any cash consideration for future acquisitions and for other general corporate purposes.

Paketeria

We account for our Paketeria investment the equity method and, as such, currently record approximately 33% of its income or loss in our consolidated results.

Paketeria was established to take advantage of the privatization and subsequent substantial reduction in retail outlets of the German post office. Since the beginning of 2006, Paketeria has doubled in size to four company owned stores and 60 franchised stores. In 2007, Paketeria is planning to continue its expansion of stores. In addition, Paketeria is planning to add additional services to its unique “Super Services Market” format. Planned additions to its services menu include an Internet pharmacy and telecommunication services in cooperation with The Phone House, Europe’s largest independent mobile phone retailer. In addition, Paketeria will be seeking additional capital investment to help fund its activities and expansion.

In 2007 to date, we lent Paketeria approximately $200,000 to help it finance its ongoing activities and expansion.

Corporate

In March 2006, we appointed John Moore as our President and CEO to succeed George Morgenstern, our founder and President and CEO since 1986. Mr. Morgenstern continues to serve on the board of directors and as Chairman of the Board focusing on efforts to grow our projects and solutions activities in Israel. Though our cash corporate expenses have been relatively stable in 2006 as compared to 2005, we have expended and will continue to expend in the future, significant amounts of funds on professional fees and other costs in connection with our strategy to seek out and invest in companies that fit our target business model.

We raised approximately $2.5 million, net, in private placements in 2006 and continue to raise funds in this way in 2007. For disclosure regarding our recently announced private placement, see “Recent Developments” above.

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

Our Comverge investment is comprised of both common and preferred stock. As of December 31, 2006 the balance of our investment was a net liability of $1.8 million comprised of our negative investment in common shares of $1.8 million and our investment in preferred shares of $3.8 million which we have written down to zero value as a result of accumulated equity losses against our preferred investment. We currently no longer record equity losses in Comverge. Should we begin to record equity income on our investment in Comverge, we would record that equity income to our preferred investment up to our original $3.8 million preferred share investment in Comverge, and thereafter to our investment in Comverge’s common shares, of which we currently own approximately 66% (we currently own a weighted average of approximately 23% of common and preferred shares). As at December 31, 2006, we had a provision for unrecognized losses in Comverge of $381,000. We will record equity income from our preferred investment in Comverge, if and when Comverge records net income in excess of approximately $5.7 million. As described above under “Recent Developments,” as a result of the Comverge IPO all shares of preferred stock will be converted into common stock. If as a result of Comverge’s public offering, we may be precluded from accounting for our investment in Comverge on the equity method and may account for our investment in Comverge on the cost method.

Our Paketeria investment is comprised of an initial investment of $877,000 (including transaction costs) for approximately 23% of Paketeria and a subsequent investment of approximately $461,000 (including transaction costs), which increased our holdings in Paketeria to approximately 33%. Our investment in Paketeria was allocated as follows:

•	$69,000 to the net value of various options in the initial investment;

•	$281,000 to the value of the non-compete agreement given to Paketeria’s founder and managing director;

•	$185,000 to the value of the franchise agreements acquired at the date of our investment;

•	$446,000 to the value of the Paketeria brand name; and

•	$357,000 to goodwill.

Since we account for our investment in Paketeria under the equity method, we have, in 2006, reduced our investment in Paketeria by $127,000, which represents our share of Paketeria’s losses during the period since our investment. In addition, we have included in our equity loss the amortization of the value of the acquired non-compete agreement and the franchise agreements, which in 2006 totaled $52,000 during the period since our investment. These reductions in our investment were partially offset by the $20,000 change in value of the put option we acquired.

The options that we have in Paketeria allow us to increase our holdings in Paketeria from our current 33% to just over 50% and would allow us to control the company.

Revenue Recognition

Revenue from time-and-materials service contracts, maintenance agreements and other services is recognized as services are provided.

In 2006, we derived $1.8 million of revenues from fixed-price type contracts, in both our RT Solutions and IT Solutions segments, representing approximately 43% of consolidated sales in 2006 ($1.9 million and 46%, and $1.8 million and 55%, in 2005 and 2004, respectively), which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized for a particular period, using the percentage-of-completion method as costs (primarily direct labor) are incurred, with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and consulting margins may be significantly and negatively affected and losses on existing contracts may need to be recognized. Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations.

Foreign Currency Transactions

The currency of the primary economic environment in which our corporate headquarters and our U.S. subsidiaries operate is the United States dollar (“dollar”). Accordingly, the Company and all of its U.S. subsidiaries use the dollar as their functional currency.

In March 2006, we sold our Databit subsidiary. As a result, the results from Databit’s operations for the years ended December 31, 2004, 2005 and 2006 are reflected as discontinued operations. Consequently, our dsIT Israeli subsidiary accounts for all of our net revenues for the years ended December 31, 2004, 2005 and 2006. In addition, dsIT accounts for 64% of our assets and 52% of our total liabilities as of December 31, 2006 (45% of our assets and 42% of our total liabilities as of December 31, 2005). dsIT’s functional currency is the New Israeli Shekel (“NIS”) and its financial statements have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the exchange rate at date of transaction. All exchange gains and losses denominated in non-functional currencies are reflected in finance expense, net in the consolidated statement of operations when they arise.

Income Taxes

We have a history of unprofitable operations due to losses incurred in a number of our operations. These losses generated sizeable state, federal and foreign tax net operating loss (“NOL”) carryforwards, which as of December 31, 2006 were approximately $14.7 million, $12.1 million and $0.8 million, respectively.

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

Stock-based Compensation

For the year ending December 31, 2006, we incurred stock compensation expense of approximately $1.8 million. We account for all stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. Under these provisions, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Under SFAS No. 123R, we are required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially impacted.

The following table sets forth a comparison of the per share effect of our adoption of SFAS 123R for the years ended December 31, 2004, 2005 and 2006.

	Year ended December 31,
	2004	2005	2006
Basic and diluted net income (loss) per share as reported:
Loss per share from continuing operations	$(0.39)	$(0.26)	$(0.48)
Discontinued operations	0.24	0.10	(0.23)
Net loss per share - basic and diluted	$(0.15)	$(0.16)	$(0.71)
Basic and diluted net income (loss) per share had we not adopted SFAS 123R:
Loss per share from continuing operations	$(0.39)	$(0.26)	$(0.29)
Discontinued operations	0.24	0.10	(0.19)
Net loss per share - basic and diluted	$(0.15)	$(0.16)	$(0.48)

See Note 14 to the condensed consolidated financial statements for information on the impact of our adoption of SFAS 123R and the assumptions used to calculate the fair value of share-based employee compensation.

 Prior to the adoption of SFAS No. 123-R, we accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations (APB No. 25), and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS No. 123, Accounting for Stock-Based Compensation.

 The fair values of all stock options granted were estimated using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the input of highly subjective assumptions such as risk-free interest rates, volatility factor of the expected market price of our Common Stock and the weighted-average expected option life. The expected volatility factor used to value stock options in 2006 was based on the historical volatility of the market price of the Company’s Common Stock over a period equal to the estimated weighted average life of the options. The weighted average life of the options was estimated based management’s estimates based on an evaluation of the vesting term, contractual life, and expected exercise behavior since our history of option exercises is too brief to have established historical rates. The risk-free interest rate used is based upon U.S. Treasury yields for a period consisted with the expected term of the options.

We account for stock-based compensation issued to non-employees on a fair value basis in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services” and related interpretations. We use the Black-Scholes valuation method to estimate the fair value of warrants.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statement of operations data as a percentage of our total sales:

	Year Ended December 31,
	2002 (unaudited)	2003 (unaudited)	2004	2005	2006
Sales	100%	100%	100%	100%	100%
Cost of sales	74	77	74	70	67
Gross profit	26	23	26	30	33
Research and development expenses	6	2	1	1	8
Selling, marketing, general and administrative expenses	52	84	100	83	113
Impairment of investment	0	--	--	--	--
Operating loss	(33)	(62)	(75)	(54)	(88)
Finance expense, net	(2)	(6)	(1)	0	(1)
Other income, net	--	--	4	--	8
Loss from operations before taxes on income	(34)	(68)	(71)	(55)	(81)
Taxes on income	0	(1)	1	(1)	4
Loss from operations of the Company and its consolidated subsidiaries	(34)	(68)	(72)	(54)	(85)
Share of losses in Comverge	--	(20)	(37)	(9)	(5)
Gain on sale of shares in Comverge	--	--	21	--	--
Share of losses in Paketeria	--	--	--	--	(10)
Minority interests, net of tax	4	3	(3)	(2)	--
Loss from continuing operations	(30)	(85)	(91)	(65)	(101)
Gain (loss) on sale of discontinued operations and contract settlement (in 2006), net of income taxes	--	--	--	13	(50)
Income (loss) from discontinued operations, net of income taxes	(3)	14	56	20	2
Net loss	(34)%	(71)%	(35)%	(31)%	(149)%

The following table sets forth certain information with respect to revenues and profits of our reportable business segments for the years ended December 31, 2004, 2005 and 2006, including the percentages of revenues attributable to such segments. (See Note 18 to our consolidated financial statements for the definitions of our reporting segments.) Segment information excludes the discontinued results of our US based consulting activities, which were discontinued in 2004, and our Israel based outsourcing activities, which were discontinued in 2005 as well as the results of our former Databit subsidiary which was sold in March 2006 (see Note 3 to our consolidated financial statements). The column marked “Other” aggregates information relating to miscellaneous operating segments, which may be combined for reporting under applicable accounting principles.

	RT Solutions	IT Solutions	Other	Total
	(in thousands)
Year ended December 31, 2006:
Revenues from external customers	$2,729	$1,125	$264	$4,117
Percentage of total revenues from external customers	66%	27%	7%	100%
Gross profit	936	330	88	1,354
Segment income (loss) before income taxes	(159)	(281)	29	(411)
Year ended December 31, 2005:
Revenues from external customers	$2,844	$1,314	$29	$4,187
Percentage of total revenues from external customers	68%	31%	1%	100%
Gross profit	805	408	29	1,242
Segment income before income taxes	34	48	19	102
Year ended December 31, 2004:
Revenues from external customers	$1,988	$1,312	$64	$3,364
Percentage of total revenues from external customers	59%	39%	2%	100%
Gross profit	479	330	64	873
Segment income (loss) before income taxes	(175)	(49)	38	(186)

2006 COMPARED TO 2005

Sales. Sales in 2006 decreased marginally as compared to 2005 with slight decreases in both of our reporting segments being partially offset by an increase in sales in our “Other” miscellaneous segment.

Gross profit. Gross profits increased in 2006 by $112,000 or 9%, primarily due to an increase in gross profits from our RT Solutions segment which more than offset the decrease in gross profits from our IT Solutions segment. The increase in gross profit in our RT Solutions segment was primarily attributable to a number of specific projects with particularly high profit margins, which offset the decrease in sales. The decrease in gross profit in our IT Solutions segment was attributable to a combination of reduced sales and a reduced gross margin.

Research and development expenses (“R&D”). Research and development expenses increased by $271,000, which was primarily attributable to an increase in development costs associated with our OncoProTM solution package in our IT Solutions segment.

Selling, marketing, general and administrative expenses (“SMG&A”). SMG&A increased in 2006 by approximately $1.2 million or 34%. This increase is entirely attributable to the $1.2 million of stock-compensation expense we recorded as a result of our adoption of FAS 123(R) in 2006 that is included in SMG&A. Excluding the stock-compensation expense, our corporate SMG&A was relatively unchanged in 2006 compared to 2005 whereas dsIT’s SMG&A in 2006 was approximately $90,000 less in 2006 as compared to 2005.

Other income, net. In the first quarter of 2006, we reached a settlement agreement with an Israeli bank with respect to our claims against the bank and the bank’s counterclaim against us. As a result of the settlement agreement, we recorded income of $330,000, net of legal expenses.

Taxes on income. The increase in taxes on income in 2006 is due to the increase in a tax provision previously made with respect to a transaction in a previous year.

Share of Losses in Comverge. In the first quarter of 2006, the carrying value of our investment in Comverge's common stock and preferred stock was reduced to zero. As such, Comverge has had no effect on our results since the first quarter of 2006. Our share of Comverge's net losses in 2006 was $210,000. In the future, when Comverge begins to show profit, after it has reached the level of equity at which we ceased recording equity losses, we will record 7% of that income as equity income to our preferred investment up to our original $3.9 million preferred share investment in Comverge, and thereafter to our investment in Comverge’s common shares, of which we currently own approximately 66%.

Share of losses in Paketeria. In the third quarter of 2006, we acquired 23% of Paketeria and increased our investment in the fourth quarter of 2006 to approximately 33%. Our share of Paketeria’s net losses plus amortization of the purchase price allocated to intangibles during the period since our acquisition was $159,000.

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

The results for 2005 include the condensed results of Databit as well as the condensed results of the Company’s outsourcing consulting services business in Israel, which was sold in August 2005. The decrease in net income from discontinued operations in the 2006 period as compared to the 2005 period was primarily due to the inclusion in the 2005 period of the results of the outsourcing consulting services business.

Loss on sale of discontinued operations and contract settlement, net of tax. This loss resulted from the sale of our Databit computer hardware company and contract settlement with our former CEO during the first quarter of 2006.

2005 COMPARED TO 2004

Sales. The increase in sales in 2005 as compared to 2004 was almost entirely attributable to an increase in sales in our RT Solutions segment. Approximately $535,000 of the $856,000 increase was attributable to an increase in sales in our naval solutions activities. Sales in our IT Solutions segment was virtually unchanged from 2004 to 2005.

Gross profit. The increase in gross profits in 2005 as compared to 2004 was attributable to both our RT and IT reporting segments. The increase in RT Solutions gross profits was attributable to both an increase in sales and gross profit margin whereas the increase in IT Solutions gross profits was attributable to an increase in IT Solutions gross margin.

Selling, marketing, general and administrative expenses (“SMG&A”). SMG&A in 2005 was increased slightly as compared to 2004 increasing by $90,000. Both corporate and dsIT increased their SMG&A costs in 2005 as compared to 2004 by immaterial amounts.

Other income, net. During the second quarter of 2004, we received a decision from the Israeli Supreme Court in our dispute with an Israeli bank. In its decision, the Court reversed the district court’s award for costs in favor of the bank for which we had previously accrued. The courts also remanded to the district court our claims against the bank for a determination as to the amount of damages. As a result of the decision we recorded other income of approximately $148,000 in 2004.

Taxes on Income. The change in income tax expense in 2005 as compared to 2004 was primarily due to a one-time expense due to the reorganization of business at dsIT, as a result of which, previously recognized foreign income tax assets were expensed. Those expenses were offset by a tax benefit recorded from the sale of our dsIT Technologies subsidiary.

Share of Losses in Comverge. Our share of Comverge's $8.0 million and $9.3 million of net losses in 2005 and 2004, respectively, was $380,000 and $1.2 million, respectively. The reduction in our share of losses in 2005 is attributable to our no longer recording equity losses in Comverge, as our preferred stock investment has been reduced to zero.

Gain on sale of discontinued operations, net of tax. In August 2005, we sold our Israeli outsourcing consulting business for approximately $3.7 million, resulting in a gain of $541,000.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had working capital of $ 0.3 million, including $1.5 million in cash and cash equivalents. Net cash of $0.6 million was provided during 2006. Net cash of $1.6 million was used in operating activities during 2006. The net loss for the year ended December 31, 2006 of $6.1 million, was due primarily to the $2.1 million loss on our sale of our Databit computer hardware company, the contract settlement with our former CEO, and corporate expenses of $3.0 million of which 1.5 million was related to stock option compensation. The primary use of cash in operating activities during 2006 was net corporate general and administrative expenditures of approximately $1.5 million. Net cash of $1.2 million used in investing activities was primarily for the contract settlement with our former CEO and associated sale of our Databit computer hardware company totaling $1.0 million, and our investments in Paketeria ($1.3 million) and Comverge ($0.2 million). These cash expenditures were partially offset by the release of previously restricted cash balances of $1.6 million. Additional cash of $3.4 million was provided by financing activities, which included the net cash provided by the private placements of our Common Stock and employee stock option exercises ($2.9 million) and a loan provided to us by our CEO of $0.3 million.

Our working capital of $259,000 at December 31, 2006, included working capital of $679,000 in our dsIT subsidiary. Due to Israeli tax and company law constraints and dsIT’s own cash flow requirements, working capital and cash flows from dsIT's operations are not readily available to finance US based activities. As of December 31, 2006, dsIT was utilizing approximately $188,000 (net) of its approximately $485,000 lines of credit. dsIT's lines of credit are denominated in NIS and bear a weighted average interest rate of the Israeli prime rate plus 2.2% per annum. The Israeli prime rate fluctuates and as of December 31, 2006 was approximately 6.0%. In February 2007, dsIT and one of its banks agreed to convert NIS 450,000 (or approximately $107,000) of its lines of credit to a term loan to be paid over a period of one-year with the terms of the remaining balance in the line of credit to be revisited in June 2007. At December 31, 2006, dsIT was in technical violation of covenants under its line of credit with its other bank. This bank is continuing to provide funding to dsIT despite the technical violation and has not formally notified dsIT of any violation or any contemplated action. In addition, Acorn has agreed to be supportive of dsIT’s liquidity requirements over the next 12 months.

At the end of March 2007, dsIT was using approximately $160,000 (net) of its lines-of-credit. We believe that dsIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months. This is based on continued utilization of its lines of credit and expected improved operating results stemming from anticipated growth in sales. However, there is no assurance the measures taken by will be successful and we may need to provide supplementary financing, or sell all or part of that business.

The cash balance in Acorn at the end of March 2007 was approximately $535,000 not including the cash from our recent private placements (see “Recent Developments”). We believe that the cash available will provide more than sufficient liquidity to finance Acorn’s activities for the foreseeable future and for the next 12 months in particular.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of December 31, 2006.

	Ending December 31,
	(in thousands)
Cash Payments due to Contractual Obligations	Total	2007	2008-2009	2010-2011	2012 and thereafter
Long-term debt	$26	$26	$--	$--	$--
Operating leases	1,084	523	561	--	--
Potential severance obligations to Israeli employees (1)	2,545	--	--	--	2,545
Investor relations	81	81	--	--	--
Buy-out of Paketeria loan (2)	92	92	--	--	--
Total contractual cash obligations	$3,828	$722	$561	$--	$2,545

We expect to finance these contractual commitments in 2007 from cash currently on hand and cash generated from operations.

(1) Under Israeli law and labor agreements, dsIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of December 31, 2006, we accrued a total of $2.5 million for potential severance obligations of which approximately $1.6 million was funded with cash to insurance companies.

(2) As a part of our initial agreement to purchase 23% of Paketeria, we agreed to the purchase of a €210,000 principal promissory note issued by Paketeria to its founder and managing director. Under the terms of the agreement, we must purchase one-third of the note from the founder for a cash payment equal to one-third of the principal amount, plus accrued interest, upon Paketeria having achieved each of three franchise licensing milestones—the licensing of its 60th, 75th, and 115th franchises. In October 2006, we purchased €140,000 (approximately $184,000) of the note. We expect to purchase the remaining €70,000 (approximately $92,000) of the note in 2007, upon the achievement of the third and final milestone.

Certain Information Concerning Off-Balance Sheet Arrangements.

Our Israeli subsidiary provided various performance, advance and tender guarantees as required in the normal course of its operations. As of December 31, 2006, such guarantees totaled approximately $21,000 and are due to expire through 2015.

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

The dollar cost of our operations in Israel may be adversely affected in the future by a revaluation of the NIS in relation to the dollar, should it be significantly different from the rate of inflation. In 2006 the appreciation of the NIS against the dollar was 8.2%, whereas in 2005 the depreciation of the NIS against the dollar was 6.8%. Inflation in Israel was (0.1%) in 2006 and 2.4% during 2005. During the first two months of 2007, the NIS was virtually unchanged against the dollar and inflation during this period was -(0.4%).

As of December 31, 2006, virtually all of our monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS. In the event that in the future we have material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

SUMMARY QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain of our unaudited quarterly consolidated financial information for the years ended December 31, 2005 and 2006. This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto.

	2005				2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter*	Fourth Quarter*
	(in thousands, except per share amounts)
Sales	$1,159	$1,049	$782	$1,197	$973	$990	$923	$1,231
Cost of sales	790	772	630	753	745	645	597	776
Gross profit	369	277	152	444	228	345	326	455
Research and development expenses	9	17	16	11	26	71	137	90
Selling, marketing, general and administrative expenses	1,040	876	996	510	922	1,044	1,570	1,122
Operating loss	(680)	(616)	(860)	(77)	(720)	(770)	(1,381)	(757)
Finance income (expense), net	(10)	(21)	(25)	2	14	(20)	(17)	(7)
Other income	--	--	--	--	330	--	--	--
Loss before taxes on income	(690)	(637)	(885)	(75)	(376)	(790)	(1,398)	(764)
Taxes on income	2	4	43	(12)	(2)	(4)	(2)	(175)
Loss from operations of the Company and its consolidated subsidiaries	(688)	(633)	(842)	(87)	(378)	(794)	(1,400)	(939)
Minority interests, net of tax	(42)	(17)	(14)	--	--	--	--	--
Share of loss in Paketeria	--	--	--	--	--	--	(251)	(173)
Share of loss in Comverge	(201)	(178)	--	--	(210)	--	--	--
Net loss from continuing operations	(931)	(828)	(856)	(87)	(588)	(794)	(1,651)	(1,112)
Gain (loss) on sale of discontinued operations, net of tax	--	--	542	(1)	(2,298)	--	--	229
Net income (loss) from discontinued operations, net of tax	492	257	187	(92)	78	--	--	--
Net loss	$(439)	$(571)	$(127)	$(180)	$(2,808)	$(794)	$(1,651)	$(883)
Basic and diluted net income (loss) per share:
Net loss per share from continuing operations	$(0.11)	$(0.10)	$(0.11)	$(0.01)	$(0.07)	$(0.10)	$(0.18)	$(0.11)
Discontinued operations	0.06	0.03	0.09	(0.01)	(0.27)	--	--	0.02
Net loss per share	$(0.05)	$(0.07)	$(0.02)	$(0.02)	$(0.34)	$(0.10)	$(0.18)	$(0.09)
Weighted average number of shares outstanding - basic	8,117	8,117	8,117	8,117	8,160	8,161	8,993	9,444
Weighted average number of shares outstanding - diluted	8,117	8,117	8,117	8,117	8,160	8,161	8,993	9,444

*	FAS123R expense of $199 and $66 for the third and fourth quarters of 2006, respectively, have been reclassed from selling, marketing, general and administrative expenses to Share of loss in Paketeria.

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

Foreign Currency Risk

The translation of the balance sheets of our Israeli operations from NIS into U.S. dollars is sensitive to changes in foreign currency exchange rates. These translation gains or losses are recorded either as cumulative translation adjustments (“CTA) within stockholders’ equity, or foreign exchange gains or losses in the statement of operations. In 2006 the NIS strengthened in relation to the U.S. dollar by 8.2%. To test the sensitivity of these operations to fluctuations in the exchange rate, the hypothetical change in CTA and foreign exchange gains and losses is calculated by multiplying the net assets of these non-U.S. operations by a 10% change in the currency exchange rates.

As of December 31, 2006, a 10% unfavorable change in the exchange rate of the U.S. dollar against the NIS would have decreased stockholders’ equity by approximately $45,000 (arising from a negative CTA adjustment of approximately $57,000 net exchange gains of approximately $12,000). These hypothetical changes are based on increasing the December 31, 2006 exchange rates by 10%.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, short and long-term bank deposits, and trade receivables. The counterparty to a majority of our cash equivalent deposits is a major financial institution of high credit standing. We do not believe there is significant risk of non-performance by this counterparty. Approximately 62% of the trade accounts receivable at December 31, 2006 was due from three customers that pay their trade receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Furnished at the end of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as required to allow timely decisions regarding required disclosure.

Changes in Controls and Procedures

There have been no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the date of our most recent evaluation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information concerning the directors and certain officers of the Company:

Name	Age	Position
George Morgenstern	73	Founder, Chairman of the Board; Chairman of the Board of our dsIT Solutions Ltd. subsidiary (“dsIT”)
John A. Moore	41	Director, President and Chief Executive Officer; director of our Comverge Inc. equity affiliate (“Comverge”) and director of our Paketeria GmbH equity affiliate (“Paketeria”)
Samuel M. Zentman	60	Director
Richard J. Giacco	54	Director
Richard Rimer	41	Director
Kevin P. Wren	52	Director
Jacob Neuwirth	60	Chief Executive Officer and President of dsIT
Michael Barth	46	Chief Financial Officer of the Company and dsIT.

George Morgenstern, founder of the Company, and one of our directors since 1986, has been Chairman of the Board since June 1993. Mr. Morgenstern served as our President and Chief Executive Officer from our incorporation in 1986 until March 2006. Mr. Morgenstern also serves as Chairman of the Board of dsIT. Mr. Morgenstern served as a member of the Board of Directors of Comverge from October 1997 to March 2006 and as Chairman until April 2003.

John A. Moore has been a director and President and Chief Executive Officer of our Company since March 2006. Mr. Moore also serves as a director of Comverge. Mr. Moore is the President and founder of Edson Moore Healthcare Ventures, which he founded to acquire $150 million of drug delivery assets from Elan Pharmaceuticals in 2002. Mr. Moore was Chairman and EVP of ImaRx Therapeutics, a drug and medical therapy development company, from February 2004 to February 2006 and Chairman of Elite Pharmaceuticals from February 2003 to October 2004. He is currently Chairman of Optimer, Inc., a research based polymer development company, and a member of the Board of Directors of Voltaix, Inc., a leading provider of specialty gases to the solar and semiconductor industries.

Samuel M. Zentman has been one of our directors since November 2004. Since 1980 Dr. Zentman has been the president and chief executive officer of a privately-held textile firm, where he also served as vice president of finance and administration from 1978 to 1980. From 1973 to 1978, Dr. Zentman served in various capacities at American Motors Corporation.

Richard J. Giacco was elected to the Board in September 2006. Mr. Giacco has been President of Empower Materials, Inc., a manufacturer of carbon dioxide based thermoplastics, since January 1999. Mr. Giacco is also a Managing Member of Ajedium Film Group, LLC, a manufacturer of thermoplastic films. Mr. Giacco served as Associate General Counsel of Safeguard Scientifics, Inc. from 1984 to 1990. Mr. Giacco presently serves as the Chair of the Audit Committee of the Board of Directors of Ministry of Caring, Inc., and the Chair of the Finance Committee of the Board of Directors of Sacred Heart Village, Inc.

Richard Rimer was elected to the Board in September 2006. From 2001 to 2006, Mr. Rimer was a Partner at Index Ventures, a private investment company. He formerly served on the boards of Direct Medica, a provider of marketing services to pharmaceutical companies, and Addex Pharmaceuticals, a pharmaceutical research and development company. Prior to joining Index Ventures, Mr. Rimer was the co-founder of MediService, the leading direct service pharmacy in Switzerland and had served as a consultant with McKinsey & Co.

Kevin P. Wren was elected to the Board in September 2006. Mr. Wren was employed by MBNA America in various senior management capacities from March 1995 until his retirement from MBNA in April 2005, most recently as Director of MBNA Corporate Strategic Planning from January 2004 through April 2005. Prior to that, he served as Director in charge of U.S. credit card product development and as MBNA’s Chief Internet Officer. Mr. Wren is currently a member of the Board of Directors of Christiana Care Visiting Nurse Association, a non-profit home health care organization.

Jacob Neuwirth has been Chief Executive Officer and President of dsIT since December 2001. From 1994 to 2001, he was the founder and President of Endan IT Solutions Ltd., an Israeli IT solutions provider, specializing in billing and healthcare IT solutions, which was acquired by dsIT in December 2001.

Michael Barth has been our Chief Financial Officer and the Chief Financial Officer of dsIT since December 2005. For the six years prior, he served as Deputy Chief Financial Officer and Controller of dsIT. Mr. Barth is a Certified Public Accountant in both the U.S. and Israel and has 18 years of experience in public and private accounting.

 Audit Committee; Audit Committee Financial Expert

Since September 2006, we no longer have an Audit Committee. We have opted instead to have the entire Board serve the function of the audit committee as permitted under the Exchange Act. One of our directors, Samuel Zentman, has been designated as our lead director for Audit Committee matters for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements by our independent auditors.

Our Board has not determined that any current member of our board meets the qualifications for an “audit committee financial expert” set forth in Item 407 of Regulation S-K. It is our intention to reconstitute the Audit Committee in the near future, with the appointment of one or more additional directors who would also serve on the audit committee, at least one of which would be expected to meet the qualifications for an audit committee financial expert.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2006 our executive officers and directors complied with the filing requirements of Section 16(a), with the exception of the late filing of following reports (i) the Form 3s filed on October 5, 2006 by our directors Richard Rimer, Richard Giacco and Kevin Wren following their initial appointment to the Board in September 2006, (ii) a Form 4 filed by Mr. Moore on March 31, 2006, (iii) a Form 4 filed by Mr. Barth on July 26, 2006, and (iii) a Form 4 filed by Mr. Rimer on October 20, 2006. We have implemented measures to assure timely filing of Section 16(a) reports by our executive officers and directors in the future.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions. Our code of ethics is incorporated by reference as an exhibit to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Compensation Discussion and Analysis

The entire Board of Directors establishes the general compensation policies of the Company, the specific compensation levels for each executive officer, and administers the Company’s equity compensation plans and practices. The Company does not currently have a compensation committee.

The main objectives of the Company’s compensation structure including rewarding individuals for their respective contributions to the Company’s performance, establishing executive officers with a stake in the long-term success of the Company and providing compensation policies that will attract and retain qualified executive personnel.

Compensation of our executives has three primary components: (1) salary; (2) in certain cases a yearly cash incentive bonus; and (3) in almost all cases stock option awards. In addition, we provide our executives with benefits that are generally available to our salaried employees.

The Board of Directors determines the appropriate level of total compensation and of each component of compensation based on its determination in part as to the amount and type of compensation necessary to attract and retain the executive, overall company performance, individual performance and other considerations we deem relevant. Except as described below, our board of directors have not adopted any formal or informal policies, set formulas, or guidelines for setting total compensation for each executive or allocating compensation between cash and other currently paid-out compensation and other long-term forms of compensation. This is due to the small size of our executive team and the need to tailor each executive's award to attract and retain that executive. With respect to the periods covered by this discussion and analysis, the Board of Directors has also not utilized the services of compensation consultants and other experts.

For compensation decisions, including decisions regarding the grant of equity compensation relating to executive officers (other than our President and Chief Executive Officer), the Board of Directors typically considers the recommendations of our President and Chief Executive Officer.

The current intent of the Board of Directors is to perform a periodic review of the total compensation and the components thereof of its executive officers relative to the compensation paid by companies with whom we compete for executives.

We account for the equity compensation expense for our employees under the rules of SFAS No. 123R, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. We also record cash compensation as an expense at the time the obligation is accrued. Until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense is not material to our financial position. We structure cash incentive bonus compensation so that it is taxable to our employees at the time it becomes available to them. It is not anticipated that any executive officer's annual cash compensation will exceed $1 million, and we have accordingly not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

Base Compensation

        We fix the base salary of each of our executives at a level we believe enables us to hire and retain individuals in a competitive environment and rewards satisfactory individual performance and a satisfactory level of contribution to our overall business goals.

Cash Incentive Bonuses

        Yearly cash incentive bonuses for our executive officers are established as part of their respective individual employment agreements to focus them on achieving key operational and financial objectives within a yearly time horizon. y Jacob Neuwirth, the President and Chief Executive Officer of our dsIT subsidiary has an employment agreement which provides for a cash incentive bonuses. Mr. Neuwirth is entitled to a performance bonus of 5% of dsIT’s net income (as defined) before tax as well as a salary increase if dsIT achieves certain performance targets. In 2006, Mr. Neuwirth did not earn any performance bonus in 2006 ($11,000 performance bonus was earned in 2005). Mr. Neuwirth did not attain the performance targets in 2006 (or 2005) to attain a salary increase.

Stock Options and Equity Awards

        We utilize stock options to reward long-term performance and to ensure that our executive officers have a continuing stake in our long-term success. These options are intended to produce significant value for each executive if our performance is outstanding and if the executive has an extended tenure. Because, going forward, our executive officers are awarded stock options with an exercise price equal to the fair market value of our Common Stock on the date of grant, the determination of which is discussed below, these options will have value to our executive officers only if the market price of our Common Stock increases after the date of grant.

        Authority to make stock option grants to executive officers rests with our board of directors. In determining the size of stock option grants to executive officers, our board of directors considers individual performance against the individual's objectives, the extent to which shares subject to previously granted options are vested and the recommendations of our Chief Executive Officer and other members of management.

         In 2006, prior to the adoption of the 2006 Stock Stock Option Plan for Non-Employee Directors and the 2006 Stock Incentive Plan, we issued a total of 1,035,000 non-plan options to certain of our directors and executive officers, the founder and director of our Paketeria affiliate, and our investor relations advisor.

In addition, during 2006, we modified the terms of previously awarded stock options. The terms of total of 392,500 options were modified as a result of the agreement to sell our former Databit subsidiary to Shlomie Morgenstern (the President of Databit). The modifications involved the adjustment of the expiration date of options granted to Databit employees and to Shlomie Morgenstern to be 18 months from the date of the transaction. Certain options granted to Shlomie Morgenstern also had their vesting period accelerated. In addition, the terms of 260,000 options previously granted to George Morgenstern (our former CEO and current Chairman of the Board) were modified in connection with the contract settlement agreement. Of those options, 200,000 had their expiration date extended to December 31, 2009 and 60,000 received accelerated vesting. Furthermore, 515,000 options which had been granted at a below market price in 2006 to our CEO, CFO and an investor relations advisor were modified so that the exercise price of those options were equal to the market price of our stock of the date of the original grant. In addition, the expiration date for 116,000 other options for employees and former employees were extended and 15,000 options for a former director had a price modification and extension of an expiration date.

Going forward, we expect that all equity awards to our directors, executive officers and employees (other than dsIT) will be made under our 2006 Stock Option Plan for Non-Employee Directors and 2006 Stock Incentive Plan.

In November 2006, we adopted a Key Employee Stock Option Plan for our dsIT Solutions Ltd. subsidiary. Under the plan, a committee of board members of dsIT, to initially be comprised of the entire board of directors of dsIT, was to be created for its administration.

On December 31, 2006, dsIT granted options to purchase 3,914 of its ordinary shares, to senior management and employees of dsIT (including an option to purchase 569 ordinary shares that was granted to Michael Barth, our CFO as well as the CFO of dsIT) under the plan. The options were granted with an exercise price of NIS 1.00 per share and are exercisable for a period of seven years. The options were fully vested and exercisable at the date of grant. The options were exercised in February 2007 and resulted in the reduction of our equity interest in dsIT from 80% to 58%.

 On the same date, dsIT granted options to purchase 2,260 of its ordinary shares to senior management and employees of dsIT (including an option to purchase 190 ordinary shares granted to Michael Barth with an exercise price of $105.26) at exercise prices ranging from NIS 1.00 to $126.05 per share and exercisable for a period of seven years. These options vest and become exercisable only upon the occurrence of either an initial public offering of dsIT or a merger, acquisition, reorganization, consolidation or similar transaction involving dsIT. If and when these options become exercisable and are exercised, our equity interest in dsIT will be reduced from 58% to approximately 50%.

The purpose of the Key Employee Stock Option Plan for our dsIT Solutions Ltd. subsidiary and corresponding grants is to provide incentives to key employees of dsIT to further the growth, development and financial success of dsIT.

Severance and Change in Control Benefits

The President and Chief Executive Officer of dsIT and our CFO and each has a provision in his employment agreement providing for certain severance benefits in the event of termination without cause. The CEO also has as a provision providing for the acceleration of his then unvested options in the event of termination without cause following a change in our control. These severance and acceleration provisions are described in the "—Employment Agreements" section below, and certain estimates of these change of control benefits are provided in "Estimated Payments and Benefits Upon Termination" below.

Other Benefits

The President and Chief Executive Officer of dsIT and our CFO each receives company cars as well as payments to pension funds and education funds made on their behalves in accordance with their contracts which is substantially on the same basis as other Israeli executives.

COMPENSATION COMMITTEE REPORT

The Board of Directors of Acorn Factor, Inc., which has no Compensation Committee, has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Board of Directors has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE BOARD OF DIRECTORS
OF ACORN FACTOR, INC.
George Morgenstern
John A. Moore
Samuel M. Zentman
Richard J. Giacco
Richard Rimer
Kevin P. Wren

The following table sets forth for the periods indicated information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and other officers who received in excess of $100,000 in salary and bonus during 2006 (the “named executive officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Options Awards ($)		All Other Compensation ($)
John A. Moore President and Chief Executive Officer	2006	131,750	--		--	675,744	(1)	11,669	(2)

George Morgenstern Chairman of the Board and Chairman of the Board of dsIT	2006	64,837	--		--	10,474	(3)	699,823	(4)

Jacob Neuwirth Chief Executive Officer of dsIT and President of dsIT	2006	201,038	10,733	(5)	--	--		55,972	(6)

Michael Barth Chief Financial Officer and Chief Financial Officer of dsIT	2006	95,250	--		--	57,912	(7)	18,463	(6)
__________________

(1)	Granted 400,000 stock options as of March 27, 2006 with an exercise price of $2.60 per share.
(2)	Consists of (i) $4,669 in health insurance premiums and (ii) $7,000 in director’s fees.
(3)	Granted 7,500 stock options as of October 3, 2006 with an exercise price of $3.28 per share.
(4)
Consists of (i) $600,000 received as a lump-sum payment in exchange for a release by Mr. Morgenstern of the Company of any and all liability or obligation due him under his employment agreement (ii) $17,600 in contributions to a non-qualified retirement fund, (iii) $19,223 in life insurance premiums, and (iv) $13,000 in director’s fees.

(5)	Performance bonus of $10,733 paid in 2006 on 2005 results.
(6)
Consists of contributions to severance and pension funds and automobile fringe benefits. Contributions to severance and pension funds are made on substantially the same basis as those made on behalf of other Israeli executives.

(7)	Granted 50,000 stock options as of July 21, 2006 with an exercise price of $3.00 per share.

OUTSTANDING EQUITY AWARDS

AT 2006 FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
John A. Moore	300,000	100,000	(1)	2.60	March 31, 2011
Michael Barth	4,000 3,333 16,666	1,667 33,334	(2) (3)	4.75 0.91 3.00	May 31, 2007 December 31, 2009 July 31, 2011
George Morgenstern	150,000 50,000 180,000	7,500	(4)	6.00 4.80 0.91 3.28	December 31, 2009 December 31, 2009 December 31, 2009 October 3, 2013
_______________________
(1)	These options vest upon our share price achieving a five-day average closing market price of $5.00.
(2)	These options vest on June 30, 2007
(3)	16,667 of these options vest on each of December 31, 2007 and December 31, 2008.
(4)	These options vest on October 3, 2007.

Compensation of Directors

Through the end of September 2006, each of our directors was paid $1,000 for each Board or committee meeting which he attended (except when a committee meeting was held on the same day as a Board meeting) and was reimbursed for associated out-of-pocket expenses. Mr. Kerbs, Dr. Zentman and Mr. Levine were each paid based upon a rate of $6,000 per annum plus meeting fees in connection with their service on the Board (and in the case of Mr. Levine and Dr. Zentman, on the Audit Committee). Mr. Yurman was paid $24,000 per annum plus meeting fees for his service on the Board and as Chairman of the Audit Committee.

Beginning in October 2006, it was agreed that non-employee directors (Dr. Zentman, Mr. Rimer, Mr. Giacco, Mr. Wren and Mr. Morgenstern) should receive a cash retainer of $20,000 payable quarterly in advance, as well as meeting fees for Board and Committee meetings of $500 per meeting.

In February 2007, our Board of Directors adopted two a new stock option plans for directors. The 2006 Stock Option Plan for Non-Employee Directors provides for formula grants to non-employee directors equal to an option to purchase (i) 25,000 shares of our Common Stock upon a member’s first appointment or election to the Board of Directors and (ii) 7,500 shares of our Common Stock to each director, other than newly appointed or elected directors, immediately following each annual meeting of stockholders. The option to purchase 25,000 shares of our Common Stock shall vest one-third per year for each of the three years following such date of appointment or election and the option for the purchase of 7,500 shares of the Company’s Common Stock shall fully vest one year from the date of grant. Both options shall be granted at an exercise price equal to the closing price on the OTCBB on the day preceding the date of grant and shall be exercisable until the earlier of (a) seven years from the date of grant or (b) 18 months from the date that the director ceases to be a director, officer, employee, or consultant. The plan also provides for non-formal grants at the our discretion. The maximum number of shares of our Common Stock to be issued under the plan is 200,000. Our Board of Directors is to administer the plan.

The following table sets forth the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2006:

DIRECTOR COMPENSATION FOR 2006

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)

Avi Kerbs (2)	1,500	--	1,500
Elihu Levine (3)	7,500	--	7,500
Shane Yurman (4)	19,000	22,077	41,077
Samuel M. Zentman (5)	19,500	29,495	48,995
Richard J. Giacco (6)	6,000	8,362	14,362
Richard Rimer (6) (7)	6,000	68,017	72,017
Kevin Wren (6)	6,000	8,362	14,362

(1)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R), and thus includes amounts from awards granted in and prior to 2006. All options awarded to directors in 2006 remained outstanding at fiscal year-end.

(2)	Resigned as director on March 27, 2006.
(3)
Term as director ended on September 15, 2006. In December 2006, certain options received in the past were modified. The expiration date of these options was extended and the exercise price was adjusted to reflect the closing share price of our Common Stock on the date prior to the date of modification. We did not recognize any compensation expense in connection with the modification.

(4)	Term as director ended on September 15, 2006. Includes $18,000 fee as chair of the Audit Committee.
(5)	Option awards include an award of options for service as the lead director for Audit Committee matters.
(6)	Was voted in as a director on September 15, 2006.
(7)	Option awards includes an award of options for service as the lead director in charge of acquisitions.

Compensation Committee Interlocks and Insider Participation

All matters related to the compensation of executive officers, including the Chief Executive Officer, are acted upon by the full Board of Directors.

In 2006, George Morgenstern served as the as President and Chief Executive Officer until March 2006 and was Chairman of our Board for the entire year. In March 2006, John Moore became our President and Chief Executive Officer. No member of the Board of Directors who was also one of our officers participated in any deliberations of the Board of Directors or any committee thereof relating to his own compensation or to the compensation of any person to whom he is related. Except as described in the preceding sentence, each member of the Board of Directors participated in the deliberations of the Board of Directors concerning executive officer compensation in 2006. During 2006, George Morgenstern engaged in transactions with us in which he was deemed to have an interest. For further information regarding these transactions please see “Item 13. Certain Relationships, Related Transactions and Director Independence” below.

Employment Arrangements

John A. Moore became our President and Chief Executive Officer in March 2006. During the period from March until October 2006, he did not have a formal employment contract and was being compensated at the rate of $120,000 per annum as approved by the Board of Directors. Effective October 2006, the Board approved annual compensation for Mr. Moore of $275,000 with standard benefits. The Board also approved in principle to provide Mr. Moore with a year-end performance bonus to commence in 2007 with performance targets to be established by the Board. To date, no performance targets have been set by the Board.

In March 2006, the Board also approved grants to Mr. Moore of an option to purchase 200,000 shares of our Common Stock at an exercise price of $2.00 per share, vesting on September 30, 2006 and expiring on March 31, 2011, and an option to purchase 200,000 shares of our Common Stock at an exercise price of $2.25 per share, vesting on March 30, 2009 and expiring on March 31, 2011; both subject to certain accelerated vesting provisions. The exercise price of both option grants was subsequently modified to $2.60, that being the market price of our shares on the date of the grant.

Through March 2006, George Morgenstern served as our Chairman, President and Chief Executive Officer pursuant to an employment agreement dated as of January 1, 1997, as amended by the First Amendment to Employment Agreement dated as of May 17, 2001, the Second Amendment to Employment Agreement dated as of March 13, 2002, the Third Amendment to Employment Agreement dated as of December 30, 2004 and a Letter Agreement dated as of March 16, 2005 (collectively, the “GM Employment Agreement”).

On March 10, 2006 Mr. Morgenstern entered into an Amendment and Assignment of Employment Agreement with us in connection with the sale of our Databit subsidiary pursuant to which Databit assumed all remaining obligations under the GM Employment Agreement, subject to a lump sum payment by us of $600,000 to Mr. Morgenstern. In connection with the Amendment and Assignment, Mr. Morgenstern releases us from any further obligations under the GM Employment Agreement. Mr. Morgenstern has been retained as a consultant, presently engaged as Chairman of our Board, by way of a Consulting Agreement between himself and the Company dated March 10, 2006. Such agreement provides for the payment of an annual consulting payment of $1.00, the assumption by Databit of the remainder of the payments due under an auto loan after the one-time payment of $25,000 by the Company towards such loan, and a non-accountable expense allowance of $65,000 per year. For further information, see “Item 13. Certain Relationships and Related Transactions” below.

Jacob Neuwirth serves as President and Chief Executive Officer of dsIT pursuant to an employment agreement dated as of December 16, 2001. Mr. Neuwirth’s employment agreement provides for a base salary which is denominated in Israeli Consumer Price Index linked NIS, currently equivalent to approximately $195,000 per annum. Mr. Neuwirth is entitled to a salary increase if dsIT achieves certain performance targets. In addition to his base salary, Mr. Neuwirth is entitled to receive a bonus payment equal to 5% of dsIT’s net profit before tax.

Under the terms of the employment agreement with Mr. Neuwirth, we are obligated to make certain payments upon termination or change in control. See “Estimated Payments and Benefits Upon Termination or Change in Control” below for details.

Under his employment agreement, Mr. Neuwirth is entitled to a loan of up to $100,000 from dsIT. As of December 31, 2005 the loan balance plus accrued interest which is denominated in linked NIS, bears interest at 4% and has no fixed maturity date, had an outstanding balance of $104,000.

Michael Barth has served as Chief Financial Officer of the Company and Chief Financial Officer of dsIT beginning December 1, 2006. In July 2006, the Board approved an annual salary of $100,000 for Mr. Barth retroactive to March 1, 2006. In July 2006, the Board also approved grants to Mr. Barth of an option to purchase 50,000 shares of our Common Stock at an exercise price of $2.65 per share, vesting one-third each on December 31, 2006, 2007 and 2008 and expiring on July 31, 2011. The exercise price of both option grants was subsequently modified to $3.00, that being the market price of our shares on the date of the grant.

Under the terms of the employment agreement with Mr. Barth, we are obligated to make certain payments upon termination or change in control. See “Estimated Payments and Benefits Upon Termination or Change in Control” below for details.

Pension Benefits

        We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

        We do not maintain any non-qualified defined contribution or deferred compensation plans. The board of directors may elect to provide our officers and employees with non-qualified defined contribution or deferred compensation benefits if it determines that doing so is in our best interests.

Estimated Payments and Benefits Upon Termination or Change in Control

        The amount of compensation and benefits payable to each named executive officer in various termination situations has been estimated in the tables below.

John A. Moore

        The following table describes the potential payments and benefits upon termination of employment for Mr. Moore, our President and Chief Executive Officer, as if his employment terminated as of December 31, 2006, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation	Termination not for cause	Change of control		Death or disability

Compensation:
Base salary (1)	--	--	--		--
Benefits and perquisites:
Perquisites and other personal benefits	--	--	--		--
Acceleration of stock awards (2)
Market value of stock vesting on termination	--	--	87,000	(3)	--
Total	$--	$--	$87,000		$--

(1)	Assumes that there is no earned but unpaid base salary at the time of termination.
(2)	Calculated on the year-end per share price of our stock ($3.47)
(3)	According to the terms of Mr. Moore’s options, upon a change of control, the remaining 100,000 unvested options that he has with an exercise price of $2.60 would accelerate their vesting

Jacob Neuwirth

Under the terms of the employment agreement with Mr. Neuwirth, we are obligated to make certain payments to fund in part our severance obligations to him. We are required to pay Mr. Neuwirth an amount equal to his last month's salary multiplied by the number of years (including partial years) that Mr. Neuwirth worked for us. This severance obligation, which is customary for executives of Israeli companies, will be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to Mr. Neuwirth’s employment agreement. In addition, the agreement with Mr. Neuwirth provided for an additional payment equal to six times his last month’s total compensation, payable at the end of his employment with us. As of December 31, 2006, the unfunded portion of these payments was $214,000.  If there is a change of control in dsIT or Acorn, Mr. Neuwirth is entitled to severance obligations equal to 150% of his last month's salary multiplied by the number of years (including partial years) that Mr. Neuwirth worked for us and an additional payment equal to six times his last month’s total compensation (a total of 12 months total compensation).

The following table describes the potential payments and benefits upon termination of employment for Mr. Neuwirth, the President and Chief Executive Officer of our dsIT subsidiary, as if his employment terminated as of December 31, 2006, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control		Death or disability
Compensation:
Base salary	$97,434	(1)	$97,434	(1)	$194,869	(2)	$97,434	(1)
Benefits and perquisites:
Perquisites and other personal benefits	$216,705	(3)	$306,226	(4)	$462,244	(1)	$306,226	(4)
Total	$314,139		$403,660		$657,113		$403,660

_______________
(1)	Assumes that there is no earned but unpaid base salary at the time of termination. The $97,434 represents a parachute payment of six months salary due to Mr. Neuwirth or by death or disability.
(2)	Assumes that there is no earned but unpaid base salary at the time of termination. The $194,869 represents a parachute payment of 12 months salary due to Mr. Neuwirth upon a change of control.
(3)
Includes $168,758 of severance pay based on the amounts funded in for Mr. Neuwirth’s severance in accordance with Israeli labor law. Also includes accumulated, but unpaid vacation days ($21,069), car benefits ($7,101) and payments for pension and education funds ($19,778).

(4)
Includes $258,279 of severance pay in accordance with Israeli labor law calculated based on his last month’s salary multiplied by the number of years (including partial years) that Mr.. Neuwirth worked for us. Of the $258,279 due Mr. Neuwirth, we have funded $168,758 in an insurance fund. Also includes accumulated, but unpaid vacation days ($21,069), car benefits ($7,101) and payments for pension and education funds ($19,778).

(5)
Includes $387,418 of severance pay in accordance with Israeli labor law calculated based on his last month’s salary multiplied by the number of years (including partial years) that Mr.. Neuwirth worked for us multiplied by 150% in accordance with his contract, which calls for increased severance under a change of control. Of the $387,418 due Mr. Neuwirth, we have funded $168,758 in an insurance fund. Also includes accumulated, but unpaid vacation days ($21,069), car benefits ($14,201) and payments for pension and education funds ($39,556).

Michael Barth

Under the terms of the employment agreement with Mr. Barth, we are obligated to make certain payments to fund in part our severance obligations to him. We were required to pay Mr. Barth an amount equal to 120% of his last month's salary multiplied by the number of years (including partial years) that Mr. Barth worked for us. This severance obligation, which is customary for executives of Israeli companies, was to be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to Mr. Barth’s employment agreement. In addition, the agreement with Mr. Barth provided for an additional payment equal to six times his last month’s total compensation, payable at the end of his employment with us. As of December 31, 2006, the unfunded portion of these payments was $108,000.

The following table describes the potential payments and benefits upon termination of employment for Mr. Barth, our Chief Financial Officer, as if his employment terminated as of December 31, 2006, the last day of our last fiscal year.
Circumstances of Termination

Payments and benefits	Voluntary resignation		Termination not for cause		Change of control	Death or disability
Compensation:
Base salary	$16,667	(1)	$50,000	(2)	--	$50,000(2)
Benefits and perquisites:
Perquisites and other personal benefits	$48,001	(3)	$101,153	(3)	--	$101,153(4)
Total	$64,668		$151,153		$--	$151,153

(1)	Assumes that there is no earned but unpaid base salary at the time of termination. The $16,667 represents a parachute payment of two months salary due to Mr. Barth.

(2)
Assumes that there is no earned but unpaid base salary at the time of termination. The $50,000 represents a parachute payment of 6 months salary due to Mr. Barth upon termination without cause or by death or disability.

(3)
Includes $28,690 of severance pay based on the amounts funded in for Mr. Barth’s severance in accordance with Israeli labor law. Also includes accumulated, but unpaid vacation days ($13,978), car benefits ($1,750) and payments for pension and education funds ($3,583).

(4)
Includes $71,175 of severance pay in accordance with Israeli labor law calculated based on his last month’s salary multiplied by the number of years (including partial years) that Mr.. Barth worked for us multiplied by 120% in accordance with his contract, which calls for increased severance upon termination without cause. Of the $71,175 due Mr. Barth, we have funded $28,690 in an insurance fund. Also includes accumulated, but unpaid vacation days ($13,978), car benefits ($5,250) and payments for pension and education funds ($10,750).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and notes set forth information, as of April 10, 2007, concerning beneficial ownership of Common Stock by (i) each director of the Company, (ii) each of the executive officers of the Company (iii) all executive officers and directors of the Company as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of Common Stock:

Name and Address of Beneficial Owner(1)(2)	Number of Shares of Common Stock Beneficially Owned(2)	Percentage of Common Stock Outstanding (2)
George Morgenstern	474,554(3)	4.8%
Howard Gutzmer 5550 Oberlin Drive San Diego, CA 92121	647,328(4)	6.8%
Richard Giacco	1,000	*
Richard Rimer	46,500(6)	*
Kevin Wren	5,000	--
Samuel M. Zentman	39,121(7)	*
Jacob Neuwirth	57,870	*
John A. Moore	720,877 (8)	7.3%
Michael Barth	30,932(9)	*
All executive officers and directors of the Company as a group (8 people)	1,345,920	13.09%
_____________
Based upon 9,556,659 shares outstanding.

* Less than 1%

(1)	Unless otherwise indicated, the address for each of the beneficial owners listed in the table is in care of the Company, 200 Route 17, Mahwah, NJ 07430.
(2)
Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date which such person has the right to acquire within 60 days after such date. Percentage information is based on the number of shares outstanding as of April 10, 2007.

(3)	Includes (i) 380,000 currently exercisable options, and (ii) 49,439 shares owned by Mr. Morgenstern’s wife.
(4)
Based on information in Amendment No. 1 to Schedule 13D filed on January 26, 2006. Consists of (i) 500,317 shares owned by the Gutzmer Family Trust, of which Mr. Gutzmer is a co-trustee; (ii) 73,450 shares held in an IRA for Mr. Gutzmer’s wife, with Mr. Gutzmer as Custodian; (iii) 13,756 shares owned by a corporation of which Mr. Gutzmer is an executive officer, director and principal shareholder.

(5)	Includes 25,000 currently exercisable options.
(7)	Includes (i) 32,500 currently exercisable options and (ii) 1,324 shares issuable upon exercise of warrants.
(8)	Includes 340,000 currently exercisable options.
(9)	Consists of (i) 25,998 currently exercisable options, (ii) 3,289 shares issuable upon conversion of debenture, and (iii) 1,645 shares issuable upon exercise of warrants.

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity Compensation Plans Approved by Security Holders	1,163,000	$2.89	335,000(1)
Equity Compensation Plans Not Approved by Security Holders(2)	412,335	$1.32	0
Total	1,575,335	$2.48	335,000

__________________________
(1)
This number reflects the number of shares available for issuance under the 1994 Stock Option Plan for Outside Directors (the “1994 Plan”). With the exception of the 1994 plan, all Company plans have expired.

(2)
All grants were made under our 1995 Stock Option Plan for Non-Management Employees (the “1995 Plan”). The 1995 Plan, which recently expired, provided for grants of options to our employees, officers or consultants, excluding directors and executive officers. The maximum aggregate number of shares that could be issued upon the exercise of options granted under the 1995 Plan was 870,225. For more information about the 1995 Plan please see the plan, as amended, filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

During 2006, we paid approximately $473,000 for legal services rendered and reimbursement of out-of-pocket expenses to Eilenberg & Krause LLP, a law firm in which Sheldon Krause, a former director and our Secretary and General Counsel, is a member. Such fees related to services rendered by Mr. Krause and other members and employees of his firm, as well as certain special and local counsel retained and supervised by his firm who performed services on our behalf. Mr. Krause is the son-in-law of George Morgenstern, our Chairman of the Board, who up until March 2006, also served as our President and Chief Executive Officer.

In December 2006, John Moore, our CEO lent us $300,000 on a note payable for a period of six months. The note bears interest at the rate of 9.5% during the time it was outstanding. We have the right to repay the note at any time prior to maturity. The note shall become immediately due and payable to the extent we raise proceeds through any equity or debt financing transaction or from the sale of shares of Comverge Inc.

In August 2007, as part of our initial investment in Paketeria, we also entered into a Stock Purchase Agreement with two shareholders of Paketeria—one of whom is our President and Chief Executive Officer and the other who is one of our directors. Pursuant to that agreement, we are entitled through August 2007 to purchase the shares of Paketeria held by the two Paketeria shareholders for an aggregate purchase price of the US dollar equivalent on the date of purchase of €598,000 (approximately $758,000 at the current exchange rate), payable our Common Stock and warrants on the same terms as our July 2006 private placement.

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

It is the unwritten policy of the Company that before a transaction with a related party will be entered into, it must receive the approval of a majority of the disinterested members of the Board of Directors. In determining whether or not a transaction involves a related party we apply the definition provided under Item 404 of Regulation S-K.

All of the above transactions received the unanimous approval of the disinterested members of our Board of Directors.

Director Independence

Applying the definition of independence provided under the Nasdaq Marketplace Rules, with the exception of Mr. Moore and Mr. Rimer, all of the members of the Board of Directors are independent. Applying Marketplace Rules, Mr. Moore would not be deemed independent because he is an employee of the Company and Mr. Rimer would not be deemed independent because he is director in charge of acquisitions, for which he receives compensation outside of the ordinary fees paid to board members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

Aggregate fees billed by our principal accountant during the last two fiscal years are as follows:

	2005	2006

Audit Fees	$117,000	$94,000
Audit- Related Fees	24,000	29,000
Tax Fees	--	--
Other Fees	67,000	36,000
Total	$208,000	$159,000

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, statutory and subsidiary audits, assistance with review of documents filed with the SEC, consents, and other assistance required to be performed by our independent accountants.

Audit Related Fees were for assurance and related services.

Other Fees were for services related to a response letter to the SEC and for reviewing registration statements. Other fees in 2005 were for services related to the sale of our dsIT Technologies Ltd. subsidiary and services related to response letters to the SEC.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee was in compliance with the requirements of the Sarbanes-Oxley Act of 2002 regarding the pre-approval of all audit and non-audit services and fees by the mandated effective date of May 6, 2003. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2006 and 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements of the Registrant

The consolidated financial statements of the Registrant and the report thereon of the Registrant’s Independent Registered Public Accounting Firm are included in this Annual Report beginning on page F-1.

Report of Kesselman & Kesselman
Consolidated Balance Sheets as of December 31, 2005 and 2006
Consolidated Statements of Operations for the years ended December 31, 2004, 2005 and 2006
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficiency) for the years ended December 31, 2004, 2005 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006
Notes to Consolidated Financial Statements

(a)(2) List of Financial Statement Schedules

Financial Statement Schedules:

The financial statement schedule of the Registrant and the report thereon of the Registrant’s Independent Registered Public Accounting Firm are included in this Annual Report beginning on page F-1.

Schedule II - Valuation and Qualifying Accounts

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

4.6	Common Stock Purchase Warrant, dated December 5, 2002, issued by the Registrant to Laurus (incorporated herein by reference to Exhibit 10.3 to the December 2002 8-K).
4.7	Registration Rights Agreement, dated as of December 4, 2002, by and between the Registrant and Laurus (incorporated herein by reference to Exhibit 10.4 to the December 2002 8-K).
4.8	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
#4.9	Form of Convertible Debenture.
#4.10	Form of Warrant.
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

10.36	Consulting Agreement dated as of March 9, 2006 by and between George Morgenstern and Data Systems & Software Inc. (incorporated by reference to Exhibit E to Exhibit 10.1 to the 2006 8-K).*
10.37	Form of Consent Agreement (incorporated herein by reference to Exhibit F to Exhibit 10.1 to the 2006 8-K.).
10.38	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.39
Placement Agent Agreement between First Montauk Securities Corp. and the Registrant dated June 13, 2006 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.40	Form of Common Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2006 ( the “August 2006 8-K“)).
10.41	Form of Note Purchase Agreement with Form of Convertible Promissory Note attached (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K).
10.42	Form of Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K).
10.43	Form of Investors’ Rights Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K).
10.44	Form of Non-Plan Option Agreement (incorporated herein by reference to Exhibit 10.5 to the August 2006 8-K).*
10.45
Acorn Factor, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2007 (the “February 2007 8-K”).*

10.46	Acorn Factor, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the February 2007 8-K).*
#10.47	Form of Subscription Agreement.
#10.48	Placement Agent Agreement between First Montauk Securities Corp. and the Registrant dated June 13, 2006.
14.1	Code of Ethics of the Registrant (incorporated herein by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
21.1	List of subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
#23.1	Consent of Kesselman & Kesselman CPA.
#31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________
* This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.
# This Exhibit is filed or furnished herewith. (These exhibits have not been provided with this Report, but can be found as exhibits Company’s originally filed Annual Report on Form 10-K and the Amendment thereto on Form10-K/A for the fiscal year ended December 31, 2005.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Mahwah, State of New Jersey, on April 16, 2007.

By:	Acorn Factor, Inc. /s/ John A. Moore John A. Moore
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Moore
John A. Moore	President; Chief Executive Officer; and Director	April 16, 2007

/s/ George Morgenstern
George Morgenstern	Chairman of the Board and Director	April 16, 2007
/s/ Michael Barth
Michael Barth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 16, 2007
/s/ Samuel M. Zentman
Samuel M. Zentman	Director	April 16, 2007

/s/ Richard J. Giacco
Richard J. Giacco	Director	April 16, 2007

Richard Rimer	Director	April 16, 2007

/s/ Kevin Wren
Kevin Wren	Director	April 16, 2007

ACORN FACTOR, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF ACORN FACTOR, INC.:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	F-2

Consolidated Statements of Operations for the years ended December 31, 2006, December 31, 2005 and December 31, 2004	F-3

Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficiency) for the years ended December 31, 2006, December 31, 2005 and December 31, 2004	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2006, December 31, 2005 and December 31, 2004	F-5

Notes to Consolidated Financial Statements.	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Acorn Factor, Inc.

We have audited the consolidated balance sheets of Acorn Factor, Inc. (the “Company”) and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006 and 2005 and the results of their operations and of their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share based payment, to conform with FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.

April 16, 2007

/s/ Kesselman & Kesselman
Certified Public Accountants
A member of PricewaterhouseCoopers International Limited
Tel-Aviv, Israel

ACORN FACTOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$913	$1,521
Restricted cash	247	—
Restricted cash (under agreement with a related party)	300	—
Accounts receivable, net	4,096	1,373
Unbilled work-in-process	348	393
Inventory	25	—
Other current assets	709	316
Total current assets	6,638	3,603
Property and equipment, net	500	445
Investment in Paketeria	—	1,212
Other assets	334	285
Funds in respect of employee termination benefits	1,441	1,568
Restricted cash - non-current (under agreement with a related party)	1,050	—
Goodwill	129	97
Other intangible assets, net	81	48
Total assets	$10,173	$7,258
LIABILITIES AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
Short-term bank credit	$130	$462
Current maturities of long-term debt	160	26
Note payable - related party	—	300
Trade accounts payable	1,950	378
Accrued payroll, payroll taxes and social benefits	740	478
Other current liabilities	2,200	1,700
Total current liabilities	5,180	3,344
Long-term liabilities:
Investment in Comverge, net	1,824	1,824
Long-term debt	75	—
Liability for employee termination benefits	2,264	2,545
Other liabilities	10	6
Total long-term liabilities	4,173	4,375
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock - $0.01 par value per share:
Authorized - 20,000,000 shares; Issued -8,937,395 and 10,276,030 shares at December 31, 2005 and 2006	88	102
Additional paid-in capital	39,975	43,987
Warrants	183	888
Accumulated deficit	(35,608)	(41,904)
Treasury stock, at cost - 820,704 and 777,371 shares for December 31, 2005 and 2006, respectively	(3,791)	(3,592)
Accumulated other comprehensive income (loss)	(27)	58
Total shareholders’ equity (capital deficiency)	820	(461)
Total liabilities and shareholders’ equity (capital deficiency)	$10,173	$7,258

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	Year Ended December 31,
	2004	2005	2006
Sales:
Projects	$2,815	$3,204	$3,186
Services	485	954	863
Other	64	29	68
Total sales	3,364	4,187	4,117
Cost of sales:
Projects	2,127	2,117	2,022
Services	364	828	741
Other	—	—	—
Total cost of sales	2,491	2,945	2,763
Gross profit	873	1,242	1,354
Operating expenses:
Research and development expenses, net	30	53	324
Selling, marketing, general and administrative expenses	3,374	3,464	4,658
Total operating expenses	3,404	3,517	4,982
Operating loss	(2,531)	(2,275)	(3,628)
Finance expense, net	(33)	(12)	(30)
Other income, net	148	—	330
Loss before taxes on income	(2,416)	(2,287)	(3,328)
Income tax benefits (expense)	(27)	37	(183)
Loss from operations of the Company and its consolidated subsidiaries	(2,443)	(2,250)	(3,511)
Share in losses of Paketeria	—	—	(424)
Share in losses of Comverge	(1,242)	(380)	(210)
Gain on sale of shares in Comverge	705	—	—
Minority interests	(90)	(73)	—
Net loss from continuing operations	(3,070)	(2,703)	(4,145)
Gain on sale of discontinued operations, net of tax	—	541	—
Loss on sale of discontinued operations and contract settlement, net of tax	—	—	(2,069)
Net income from discontinued operations, net of tax	1,898	844	78
Net loss	$(1,172)	$(1,318)	$(6,136)

Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(0.39)	$(0.26)	$(0.48)
Discontinued operations	0.24	0.10	(0.23)
Net loss per share	$(0.15)	$(0.16)	$(0.71)
Weighted average number of shares outstanding - basic and diluted	7,976	8,117	8,689

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances as of December 31, 2003	8,741	$87	$39,595	$461	$(33,069)	$(3,874)	$—	$3,200

Net loss	—	—	—	—	(1,172)	—	—	(1,172)
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	(17)	(17)
Comprehensive loss								(1,189)

Issuance of restricted shares as compensation	195	1	70	—	—	—	—	71
Exercise of options	1	*	—	—	(49)	83	—	34
Amortization of stock-based deferred compensation	—	—	9	—	—	—	—	9
Balances as of December 31, 2004	8,937	$88	$39,674	$461	$(34,290)	$(3,791)	$(17)	$2,125

Net loss	—	—	—	—	(1,318)	—	—	(1,318)
Differences from translation of subsidiaries’ financial statements associated with sale of dsIT Technologies	—	—	—	—	—	—	22	22
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	(32)	(32)
Comprehensive loss								(1,328)

Amortization of stock-based deferred compensation	—	—	23	—	—	—	—	23
Expiration of warrants	—	—	278	(278)	—	—	—	—
Balances as of December 31, 2005	8,937	$88	$39,975	$183	$(35,608)	$(3,791)	$(27)	$820

Net loss	—	—	—	—	(6,136)	—	—	(6,136)
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	85	85
Comprehensive loss								(6,051)
Private placements of common stock and warrants, net of issuance costs of $715	1,216	12	1,810	705	—	—	—	2,527
Warrants issued with respect to financial advisory services	—	—	—	121	—	—	—	121
Cancellation of warrants	—	—	121	(121)	—	—	—	—
Exercise of options	123	2	244	—	(160)	199	—	285
Stock option and reclassification of stock-based deferred compensation	—	—	1,837	—	—	—	—	1,837
Balances as of December 31, 2006	10,276	$102	$43,987	$888	$(41,904)	$(3,592)	$58	$(461)

* Less than $1

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	2004	2005	2006
Cash flows used in operating activities:
Net loss	$(1,172)	$(1,318)	$(6,136)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A)	1,081	(431)	4,548
Net cash used in operating activities	(91)	(1,749)	(1,588)
Cash flows provided by investing activities:
Investment in short-term bank deposits	(72)	—	—
Maturity of short-term bank deposits	—	72	—
Amounts funded for employee termination benefits	(495)	(558)	(671)
Utilization of employee termination benefits	38	687	544
Acquisitions of property and equipment	(94)	(240)	(149)
Acquisitions of intangibles	—	(36)	—
Proceeds from the sale of Comverge shares	975	—	—
Proceeds from the sale of property and equipment	65	152	—
Restricted cash (under agreement to a related party)	—	(1,350)	1,350
Restricted cash	(3)	(3)	247
Investment in Comverge	—	—	(210)
Investment in Paketeria	—	—	(1,338)
Sale of dsIT Technologies (see Schedule C)	—	3,431	—
Sale of Databit (see Schedule D)	—	—	(974)
Net cash provided by (used in) investing activities	414	2,155	(1,201)

Cash flows provided by (used in) financing activities:
Proceeds from employee stock option exercises	34	—	285
Proceeds from private place of common stock and warrants, net of issuance costs	—	—	2,631
Proceeds from note payable to a related party	—	425	300
Repayment of note payable to a related party	—	(425)	—
Short-term bank credit, net	(239)	182	332
Proceeds from borrowings of long-term debt	—	90	—
Repayments of long-term debt	(646)	(450)	(151)
Net cash provided by (used in) financing activities	(851)	(178)	3,397
Net increase (decrease) in cash and cash equivalents	(528)	228	608
Cash and cash equivalents at beginning of year	1,213	685	913
Cash and cash equivalents at end of year	$685	$913	$1,521
Supplemental cash flow information:
Cash paid during the year for:
Interest	$151	$144	$25
Income taxes	$90	$102	$19

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	2004	2005	2006
A. Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization.	$227	$254	$204
Change in minority interests	90	73	—
Share in losses of Comverge	1,242	380	210
Share in losses of Paketeria	—	—	159
Change in deferred taxes	24	(81)	—
Impairment of goodwill	—	—	40
Increase (decrease) in liability for employee termination benefits	558	(277)	281
Gain on sale of Comverge shares	(705)	—	—
Gain on sale of dsIT Technologies Ltd.	—	(541)	—
Loss on sale of Databit and contract settlement.	—	—	2,298
Gain on sale of property and equipment, net	(2)	(6)	—
Stock and stock option compensation	80	23	1,522
Value of warrants issued for services provided	—	—	121
Other	21	(71)	7
Changes in operating assets and liabilities:
Decrease in accounts receivable, unbilled work-in- process, other current assets and other assets	424	1,210	350
Decrease (increase) in inventory	27	36	(18)
Decrease in accounts payable, other current liabilities and other liabilities	(483)	(1,431)	(626)
Decrease in the liabilities of US based consulting business	(422)	—	—
	$1,081	$(431)	$4,548

B. Non-cash investing and financing activities:
Issuance of subsidiary shares to minority interest in lieu of balance due	$22
Increase in goodwill from sale of dsIT Technologies		$79
Accrued expenses in respect of private placement of common stock			$104

C. Assets/liabilities disposed of in the sale of dsIT Technologies:
Current assets		$1,152
Non-current assets		1,114
Goodwill disposed		4,358
Differences from translation of dsIT Technologies financial statements		22
Goodwill acquired		(79)
Short-term debt		(781)
Current liabilities		(256)
Other liabilities		(1,461)
Minority interests		(1,552)
Gain on sale of dsIT Technologies Ltd		541
Deferred taxes on gain on sale of dsIT Technologies Ltd.		373
		$3,431

D. Assets/liabilities disposed of in the sale of Databit Inc. and contract settlement:
Current assets			$2,815
Non-current assets			40
Debt			(20)
Current liabilities			(1,816)
Stock compensation costs			315
Other			(10)
Loss on the sale of Databit and contract settlement.			$(2,298)
			$(974)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—NATURE OF OPERATIONS

(a) Description of Business

Acorn Factor, Inc. (“AFI”) (formerly known as Data Systems and Software, Inc.), a Delaware corporation, through its majority-owned operating subsidiary (collectively, the “Company”) and its equity investments in Comverge Inc. (“Comverge”) and Paketeria GmbH, (i) provides software consulting and development services with a focus in areas of port security and oncology treatment (ii) provides energy intelligence solutions for utilities and energy companies (iii) provides eBay drop shop, post and parcels, office supplies, photo processing, photocopy, printer cartridge refilling, and Internet pharmacy services through a chain of retail stores operating in Germany under a “Super Services Market” format. The Company’s operations are based in the United States, Israel and in Germany. Acorn’s shares are traded on the OTC Bulletin Board and on the Frankfurt Stock Exchange in Germany. On March 10, 2006, the Company sold its Databit Inc. subsidiary, which comprised the entire computer hardware segment (see Note 5(a)).

 (b) Financing of Operations

The working capital of $259 at December 31, 2006, included working capital of $679 in the Company’s Israeli dsIT Solutions Ltd. subsidiary (“dsIT”). Due to Israeli tax and company law constraints and its own cash flow requirements, working capital and cash flows from dsIT are not readily available to finance US based activities.

dsIT Solutions was utilizing approximately $188 (net) of its approximately $485 lines of credit as of December 31, 2006. These lines of credit are denominated in NIS and bear a weighted average interest rate of the Israeli prime rate plus 2.2% per annum. The Israeli prime rate fluctuates, and as of December 31, 2006 was 6.0%. In February 2007, dsIT Solutions agreed to convert NIS 450 (or approximately $107) of its line of credit with one of its banks to a term loan to be paid over a period of one-year with the terms of the remaining balance in the line of credit to be revisited in June 2007. At December 31, 2006, dsIT was in technical violation of covenants under its line of credit with its other bank. This bank is continuing to provide funding to dsIT despite the technical violation and has not formally notified dsIT of any violation or any contemplated action. In addition, AFI has agreed to be supportive of dsIT’s liquidity requirements over the next 12 months.

The Company intends to fund its US activities with the cash available and the cash provided from its recent private placement of Common Stock (see Note 20(c)).

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Functional Currency and Foreign Currency Transactions

The currency of the primary economic environment in which the operations of AFI and its US subsidiaries are conducted is the United States dollar (“dollar”). Accordingly, the Company and all of its US subsidiaries use the dollar as their functional currency. The financial statements of the Company’s Israeli subsidiary whose functional currency is the New Israeli Shekel (“NIS”) have been translated in accordance with Statement of Financial Accounting Standards (“SFAS”) 52 of the Financial Accounting Standards Board of the United States (“FASB”) assets and liabilities are translated at year-end exchange rates, while operating results items are translated at the exchange rate in effect on the date of the transaction. Differences resulting from translation are presented in shareholders’ equity as accumulated other comprehensive income (loss). All exchange gains and losses denominated in non-functional currencies are reflected in finance expense, net, in the consolidated statement of operations when they arise.

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

Inventory

Inventories were stated at the lower of cost or market. Cost was determined on the first-in, first-out method for merchandise inventory and parts and supplies. Inventory was primarily comprised of merchandise inventory.

Investment in Associated Companies

An associated company is a company over which significant influence is exercised. The Company’s investment in Comverge is comprised of investment in common and preferred shares. The Company considers Comverge preferred shares to be in-substance common stock as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-14 “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence Through Other Means”. Accordingly, the entire investment in Comverge is accounted for by the equity method.

The Company’s investment in Paketeria is only in common shares as Paketeria has only one class of stock. The Company’s investment in Paketeria is also accounted for by the equity method.

Property and Equipment

Property and equipment are presented at cost at the date of acquisition including capitalized labor costs, net of third party participation. Depreciation and amortization is calculated based on the straight-line method over the estimated useful lives of the depreciable assets, or in the case of leasehold improvements, the shorter of the lease term or the estimated useful life of the asset. Improvements are capitalized while repairs and maintenance are charged to operations as incurred.

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

SFAS No. 142 requires the Company to assess annually whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year. The Company performs its annual impairment test at the conclusion of its annual budget process, in the fourth quarter of each year. The Company has identified its operating segments as its reporting units for purposes of the impairment test and assigned its goodwill and intangible assets to both its RT Solutions and IT Solutions segments. The Company then determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, there is an indication that the reporting unit goodwill may be impaired and a second step of the impairment test is performed to determine the amount of the impairment to be recognized, if any.

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

Concentration of Credit Risk - Allowance for Doubtful Accounts

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The counter-party to a majority of the Company’s cash equivalent deposits as well as its short-term bank deposits is a major financial institution of high credit standing. The Company does not believe there is significant risk of non-performance by the counterparty. Approximately 62% of the trade accounts receivable at December 31, 2006, were due from three customers that pay their trade receivables over usual credit periods (as to revenues from significant customers - see Note 19(d)). Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

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

Advertising Expenses

Advertising expenses are charged to operations as incurred. Advertising expense was $5, $6 and $3 for the years ended December 31, 2004, 2005 and 2006, respectively.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. As a result, no expense was recognized for options to purchase the Company’s common stock that were granted with an exercise price equal to fair market value at the day of the grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which establishes accounting for equity instruments exchanged for services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 14 to the consolidated financial statements for information on the impact of the Company’s adoption of SFAS 123R and the assumptions used to calculate the fair value of share-based employee compensation. Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 for periods prior to January 1, 2006:

	Year ended December 31,
	2004	2005
Net loss from continuing operations as reported	$(3,056)	$(2,703)
Plus: Stock-based employee compensation expense included in reported net income	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(46)	(275)
Pro forma net loss from continuing operations	$(3,102)	$(2,978)
Net income from discontinued operations as reported	$1,884	$1,385
Plus: Stock-based employee compensation expense included in reported net income	79	23
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(142)	(116)
Pro forma net income from discontinued operations	$1,821	$1,292
Pro forma net loss	$1,281	$1,686
Basic and diluted net income (loss) per share - as reported:
From continuing operations	$(0.39)	$(0.26)
From discontinued operations	0.24	0.10
Basic and diluted	$(0.15)	$(0.16)
Basic and diluted net income (loss) per share -pro forma:
From continuing operations	$(0.39)	$(0.37)
From discontinued operations	0.23	0.16
Basic and diluted	$(0.16)	$(0.21)

The pro forma information in the above table also gives effect to the application of SFAS No. 123 on the share option plans of the Company’s subsidiaries.

The Company accounts for stock-based compensation issued to non-employees on a fair value basis in accordance with SFAS No. 123R and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and related interpretations.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants or conversion of convertible securities. However, the dilutive effects of stock options, warrants and convertible securities are excluded from the computation of diluted net loss per share if doing so would be antidilutive. The number of options and warrants that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, were approximately 2,155,000, 1,765,000 and 1,945,000 for the years ending December 31, 2004, 2005 and 2006, respectively.

Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss) for the period presented are net loss and differences from the translation of subsidiaries’ financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position would be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for the Company as of the interim reporting period beginning January 1, 2007. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. The Company is evaluating the impact of FIN 48 on our consolidated financial statements. The Company estimates that the charge to retained earnings will be less than $350.

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses the diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitive and qualitative factors are considered, is material. SAB 108 is effective for companies with fiscal years ending after November 15, 2006. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings, in the first year of adoption, for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 had no impact on the Company’s consolidated financial statements and results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in conjunction with other accounting pronouncements that require or permit fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, to permit all entities to choose, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company), with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial position and results of operations.

Reclassifications

Certain reclassifications have been made to the Company’s prior years’ consolidated financial statements to conform to the current year’s consolidated financial statement presentation. All operating information in the current year’s consolidated financial statements and footnotes have been reclassified to reflect the results of continuing operations of the Company.

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

As a result of the private equity financing transactions and other agreements described above, effective April 1, 2003, Comverge was no longer a controlled subsidiary of the Company and thus, the Company no longer consolidates Comverge's balance sheet and results of operations, accounting for its investment in Comverge on the equity method.

The Company has entered into various agreements with Comverge and the syndicate of venture capital investors. These agreements provide for, among other things, restrictions and other provisions relating to the transfer, voting and registration of the Comverge shares owned by the Company, and the Company's right to receive quarterly and annual financial reports from Comverge.

Until December 31, 2003, the Company had an option to purchase from Comverge up to $1,500 of Series A-2 Convertible Preferred Stock. The Series A-2 Preferred Stock has the same rights as the Series A, except the Series A-2 Preferred Stock is junior in priority in liquidation (which includes the sale of Comverge) to the Series A Preferred Stock. In December 2003, the Company exercised its option and invested an additional $100 in Series A-2 Convertible Preferred Stock.

In September 2004, the Company sold 480,769 shares of Comverge Series A Preferred Stock for approximately $1,000, resulting in a gain of $705.

In October 2004, Comverge closed on the sale of additional Series B Preferred Stock in the amount of $13,600. The rights in the Series B Preferred Stock are similar to those of Series A Preferred Stock This round of financing diluted the Company’s holdings to approximately 7% of Comverge’s preferred equity and approximately 25% of its total equity.

In the first quarter of 2006, the Company made an additional $210 investment in Comverge’s Series C Preferred Stock. The rights in the Series C Preferred Stock are similar to those of Series A Preferred Stock.. As result of the investment, the Company maintained its preferred stock holdings at approximately 7%. As a result of the investment, the Company immediately recognized a loss equal to (i) its provision for unrecognized losses in Comverge of $173 as of December 31, 2005 and (ii) an additional $37 representing its 7% equity share of Comverge’s losses for the first quarter of 2006.

During 2006, the exercise of options in Comverge and the issuance of Series C Preferred Stock reduced the Company’s holdings in Comverge’s common stock from approximately 76% to approximately 66% and its total equity to approximately 23%.

In October 2006, Comverge filed a registration statement on Form S-1 with the Securities and Exchange Commission for an initial public offering of shares of its common stock.

As of December 31, 2006, the Company’s accumulated share of losses attributable to its Comverge preferred stock was equal to its investment in Comverge’s preferred stock. As a result, the Company has ceased recording losses against its preferred stock investment. In the future, equity income will be recorded to the Company’s preferred stock investment only once Comverge’s equity reaches the level it was when the Company ceased recording equity losses. As at December 31, 2006, the Company had a provision for unrecognized losses in Comverge of $381 with respect to its preferred stock investment and the Company will record equity income from its preferred investment in Comverge, if and when Comverge’s records net income in excess of approximately $5,660. Equity income from the Company’s preferred investment may be recorded up to the Company’s original $3,854 preferred share investment in Comverge, and thereafter to its investment in Comverge’s common shares, of which the Company currently owns approximately 66%.

The activity in the Company’s investment in Comverge is as follows:

	Common stock	Preferred stock	Provision for unrecognized losses on Preferred stock	Net investment in Comverge
Balances as of December 31, 2003	$(1,824)	$1,892	$—	$68
Preferred shares sold	—	(270)	—	(270)
Equity loss in Comverge	—	(1,242)	—	(1,242)
Balances as of December 31, 2004	$(1,824)	$380	$—	$(1,444)
Equity loss in Comverge	—	(553)	173	(380)
Balances as of December 31, 2005	$(1,824)	$(173)	$173	$(1,824)
Additional investment in Preferred stock	—	210	—	210
Equity loss in Comverge	—	(418)	208	(210)
Balances as of December 31, 2006	$(1,824)	$(381)	$381	$(1,824)

The percentage share of Comverge’s loss recognized by the Company as equity loss against its preferred stock investment in 2004 through 2006 can be found in the table below:

Percentage of Comverge Loss Recognized Against Preferred Stock
January 1, 2004 - March 8, 2004	17%
March 9, 2004 - September 9, 2004	15%
September 10, 2004 - October 20, 2004	11%
October 21, 2004 - December 31, 2006	7%

NOTE 4—INVESTMENT IN PAKETERIA

On August 7, 2006 the Company entered into a Common Stock Purchase Agrement with Paketeria GmbH, a limited liability company incorporated under the laws of Germany, and certain Paketeria shareholders, for the purchase by the Company of an approximately 23% interest in Paketeria for a purchase price of approximately €598 ($776) plus transaction fees of approximately $101. Paketeria is a Berlin based store owner and franchisor whose stores provide eBay drop shop, post and parcels, office supplies, photo processing, photocopy and printer cartridge refilling services in Germany.

In addition to the Common Stock Purchase Agreement, the Company also entered into a Note Purchase Agreement with Paketeria’s founder and managing director. Under the Note Purchase Agrement, the Company is obligated to purchase from the founder and managing director all or a portion of the €210 ($270) Promissory Note (the “Note”) issued by Paketeria and payable to him. The Note is convertible into shares of Paketeria at a conversion price of €50.70 per share ($65.30 per share), accrues interest at a rate of 8% per annum, matures on August 7, 2009 and may be converted by the Company in whole or in part at any time prior to its maturity. Under the terms of the Note Purchase Agreement, the Company would be required to purchase one third of the principal amount of the Note upon Paketeria’s achieving each of three franchise licensing milestones—the licensing of its 60th, 75th, and 115th franchises.

On October 30, 2006 the Company increased its ownership in Paketeria from 23% to approximately 33%. The increase was accomplished through (i) the purchase and conversion into 2,850 Paketeria shares pursuant to a Purchase Notice Conversion and Accession Agreement of €140 ($184), representing two-thirds (plus accrued interest) of a Promissory Note originally issued to Paketeria’s founder and managing director and (ii) an additional investment by the Company of approximately €183 ($235) for the purchase of an additional 3,000 Paketeria shares plus transaction costs of $42. The Company’s total investment in Paketeria prior to the allocation of the purchase price was $1,338.

The Company allocated $31 of the purchase price to the fair market value of the call option to purchase and convert the Note in shares of Paketeria.

The Company allocated $30 of the purchase price to the fair value of the put option which requires the Company to purchase the principal amount of the Note. At December 31, 2006, the Company redetermined the fair value of the remaining put option and determined it to be $9 based upon Paketeria’s advancement on the milestones noted above. The December 31, 2006 fair value was determined using a Black-Scholes calculation using a risk-free interest rate of 4.97%, an expected life of 9 months, an annual volatility of 22% and no dividends. The reduction in the fair value of the put option was recorded as part of the Company’s equity loss in Paketeria.

The Company also entered into a Stock Purchase Agreement with two shareholders of Paketeria—one of whom is the Company’s President and Chief Executive Officer and the other who is one of the Company’s new directors. Pursuant to that agreement, the Company is entitled through August 2007 to purchase the shares of Paketeria held by the two Paketeria shareholders for an aggregate purchase price of the US dollar equivalent on the date of purchase of €598 (approximately $758 at the current exchange rate), payable in Company Common Stock and warrants on the same terms as the Company’s recently completed private placement. At the current exchange rate this would result in the issuance of approximately 273,000 shares of Common Stock and warrants exercisable for 68,000 shares of Common Stock. The warrants would have an exercise price of $2.78 per share and be exercisable for five years from their grant date. The Company has determined the fair value of the option to purchase the shares under the Stock Purchase Agreement to be $68 using a Black-Scholes calculation using a risk-free interest rate of 5.09%, an expected life of one year, an annual volatility of 20% and no dividends.

The Company’s investment in Paketeria is accounted for using the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Based on an independent appraisal, the Company has allocated the remaining $1,269 balance of the investment in Paketeria as follows:

•	$281 to the value of the non-compete agreement given to Paketeria’s founder and managing director. The non-compete agreement is to be amortized using the straight-line method over four years.

•
$185 to the value of the franchise agreements at the date of the investment. The value of the franchise agreements is to be amortized using the sum-of-years digits method over the five-year life of the franchise agreements at acquisition.

•	$446 to the Paketeria brand name. The value associated with the brand name is deemed to be a intangible asset with an indefinite life and accordingly, is not amortized.

•	$357 to non-amortizing goodwill.

All the above components of the Company’s investment are not reflected separately as such in the consolidated balance sheet of the Company, but it is reflected as a component of the Company’s investment in Paketeria. The Company’s share of losses in Paketeria for the period from August 7, 2006 to December 31, 2006 of $159 is comprised of $127 reflecting the Company’s equity loss in Paketeria’s earnings, $52 of amortization of the non-compete agreement and the franchise agreements offset by the reduction in the fair value of the put option of $20.

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

See Note 14(d) with respect to the options granted to Paketeria’s founder and managing director as part of the Company’s investment in Paketeria. During the year ended December 31, 2006, the Company recorded $265 of SFAS 123R stock compensation expense as part of its Share in Losses of Paketeria.

Summary financial information for Paketeria as taken from Paketeria’s financial statements as at December 31, 2006 and for the period from August 8, 2006 to December 31, 2006, is as follows:

Financial Position	As at December 31, 2006
Cash and cash equivalents	$179
Other current assets	1,022
Property and equipment, net	223
Other assets	51
Total assets	$1,475
Short-term debt (to related parties)	$101
Current liabilities	806
Other non-current liabilities	130
Total liabilities	1,037
Common stock and paid-in capital	2,001
Accumulated deficit	(1,563)
Total liabilities and shareholders’ equity	$1,475

Results of Operations	Period from August 8, 2006 to December 31, 2006
Sales	$1,518
Gross profit	$188
Operating loss	$(404)
Net loss	$(456)

The activity in the Company’s investments in Paketeria is as follows:

Initial investment - August 2006	$776
Transaction costs of initial investment	101
Subsequent investment and exercise of first two options - October 2006	419
Transaction costs of subsequent investment	42
Amortization of acquired non-compete and franchise agreements	(52)
Change in value of put option	20
Cumulative translation adjustment	33
Equity loss in Paketeria - period from August 7, 2006 to December 31, 2006	(127)
Investment balance as of December 31, 2006	$1,212

The percentage share of Paketeria’s loss recognized by the Company as equity loss against its investment in 2006 can be found in the table below:

Percentage of Paketeria Losses Recognized Against Investment in Paketeria
August 7, 2006 - October 30, 2006	23%
October 31, 2006 - December 31, 2006	33%

NOTE 5—DISCONTINUED OPERATIONS

(a) Sale of Databit

On March 10, 2006 the Company entered into a Stock Purchase Agreement dated as of March 9, 2006 (the "SPA"), for the sale of all the outstanding capital stock of its Databit Inc. subsidiary ("Databit") to Shlomie Morgenstern, President of Databit and a Vice President of the Company. In the past, the operations of Databit represented the Company’s computer hardware segment. The transactions contemplated under the SPA, and the related transactions to which the Company, Shlomie Morgenstern and the Company’s CEO, George Morgenstern, were party, were consummated on March 10, 2006 and included the following:

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

(iii) The assignment to and assumption by Databit of the obligations of the Company to George Morgenstern under the Employment Agreement between the Company and George Morgenstern dated January 1, 1997, as amended (the "GM Employment Agreement") upon the following terms:

(A) Reduction of the amounts owed to George Morgenstern under the GM Employment Agreement by the lump sum payment described below and the modifications to options and restricted stock agreements described below.

(B) A release by George Morgenstern of the Company from any and all liability and obligations to him under the GM Employment Agreement, subject to a lump sum payment of $600 (the “contract settlement”).

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

As a result of the transaction, the Company transferred the following assets and liabilities at March 9, 2006:

Assets
Cash	$185
Accounts receivable, net	2,696
Inventory and other current assets	119
Property and equipment, net	35
Other assets	5
Reduction in total assets	$3,040
Liabilities
Trade payables, accrued payroll, payroll taxes and social benefits and other current liabilities	$1,816
Long-term debt	20
Reduction in total liabilities	$1,836
Excess of assets over liabilities	$1,204

The excess of assets over liabilities transferred was treated as part of the loss on the sale of Databit.

Results of operations of the discontinued operations of Databit were as follows:

	Year ended December 31, 2004	Year ended December 31, 2005	Period ended March 9, 2006
Sales- Products	$18,468	$17,677	$2,949
Cost of sales - Products	14,724	14,501	2,316
Gross profit	3,744	3,176	633
Selling, marketing, general and administrative expenses	3,725	3,126	558
Income from operations	19	50	75
Other income, net	—	—	3
Finance income (expense), net	—	5	—
Net income before income taxes	19	45	78
Income tax benefit (expense)	(4)	1	—
Net income from discontinued operations	$15	$46	$78

As a result of the transaction, the Company recorded a loss of $2,298 in the first quarter of 2006. In addition, cash, which had previously been restricted with respect to the GM Employment Agreement, was no longer restricted. Subsequent to the first quarter of 2006, the Company no longer has any activity in its Computer Hardware segment. In the fourth quarter of 2006, following a subsequent review of prior years expense allocations between the Company and Databit, Databit agreed to reimburse the Company for these costs. The adjustment of $229 is presented as a reduction in the loss on the sale of Databit and contract settlement. The total net loss from the sale of Databit and contact settlement was $2,069. As at December 31, 2006, the Company had a receivable balance from Databit of $116 which is included in Other Current Assets.

The loss of the sale of Databit and contract settlement is comprised of the following:

Excess of assets over liabilities transferred	$1,204
Contract settlement costs	600
Stock compensation expense	315
Professional fees and other transaction costs	179
Adjustment of prior years expense allocations	(229)
Total loss on the sale of Databit and contract settlement	$2,069

(b) Sale of dsIT Technologies Ltd.

In August 2005, the Company completed the sale of its 68% owned dsIT Technologies Ltd. (“Technologies”) subsidiary and its associated outsourcing consulting business. The operations that were sold are comprised of Technologies’ business of providing computer software and systems professionals on a time and materials basis to clients in Israel. In connection with the transaction, the Company increased its holdings in dsIT to 80%. Total proceeds of the transaction were approximately $3,661 (not including transaction costs of approximately $230). As a result of the transaction, the Company recorded a gain from the sale of discontinued operations of $541, net of taxes of $373. As part of the transaction, goodwill of $4,358 (net of associated cumulative translation adjustment of $22) associated with Technologies was allocated to the discontinued component based on the fair value of Technologies and dsIT. Together with the transaction, the Company issued to the purchaser a warrant to purchase 10% of dsIT for $200. The warrant expires August 18, 2012. The fair value of the warrant was estimated using the Black-Scholes model to be of an immaterial amount. Although the Company continues to provide certain professional time and materials services to clients in Israel on a limited basis, these continuing activities are limited to existing customers and are not material and accordingly, the classification of dsIT Technologies is as a discontinued operation under SFAS No. 144.

Results of operations of the discontinued operations associated with Technologies were as follows:

	Year ended December 31,
	2004	2005*
Sales	$8,281	$5,636
Cost of sales	6,372	4,440
Gross profit	1,909	1,196
Operating income	1,677	1,001
Interest expense, net	54	59
Net income from discontinued operations, net of income taxes	$1,535	$798

* Includes the results of operations up to August 18, 2005.

(c) US based consulting

Since the latter part of 2003, the Company has not recorded revenues from its US-based consulting business. During the second quarter of 2004, the Company decided to discontinue its efforts to reestablish this business as it was previously conducted. As a result, the Company recorded a gain from discontinued operations of $348, net of tax.

As at December 31, 2006, these discontinued operations had liabilities of $217.

Results of operations of these discontinued operations were as follows:

Year ended December 31, 2004
Sales	$—
Cost of sales	—
Gross profit	—
Income (loss) from operations	(2)
Interest expense	4
Other income	346
Net income (loss) from discontinued operations	$348

NOTE 6—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	As of December 31,
	2005	2006
Trade accounts receivable	$4,114	$1,387
Allowance for doubtful accounts	(18)	(14)
Accounts receivable, net	$4,096	$1,373

Bad debt expense related to trade accounts receivable was $0, $2 and $0 for the years ended December 31, 2004, 2005 and 2006, respectively.

NOTE 7—OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of December 31,
	2005	2006
Prepaid expenses	$137	$154
Employees	37	43
Due from Databit	—	116
Income tax receivable	58	—
Funds in respect of employee termination benefits	277	—
Claim receivable	123	—
Deferred income taxes	28	—
Other	49	3
	$709	$316

NOTE 8—PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Estimated Useful Life (in years)	As of December 31,
		2005	2006
Cost:
Computer hardware and software	1.5 - 5	$992	$1,231
Office furniture and equipment	4-10	438	383
Motor vehicles	4-7	110	25
Leasehold improvements	Term of lease	208	176
		1,748	1,815
Accumulated depreciation and amortization
Computer hardware and software		776	956
Office furniture and equipment		299	283
Motor vehicles		38	15
Leasehold improvements		135	116
		1,248	1,370
Property and equipment, net		$500	$445

Depreciation and amortization in respect of property and equipment amounted to $180, $199 and $161 for 2004, 2005 and 2006, respectively.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

In August 2005, the Company sold its dsIT Technologies subsidiary (see Note 5(b)). As a result of the transaction, goodwill of $4,358 (net of associated cumulative translation adjustment of $22) associated with dsIT Technologies was allocated to the discontinued component based on the fair value of dsIT Technologies and dsIT Solutions. In addition, the Company recorded an addition to goodwill of $79 resulting from its increased holdings in dsIT Solutions. The $129 of goodwill was allocated $40 to the Company’s RT Solutions segment and $89 to its IT Solutions segment.

As required by SFAS No. 142, the Company performs an annual impairment test of recorded goodwill (during the fourth quarter of each year), or more frequently if impairment indicators are present. The fair value of the each segment was determined by applying a market-rate multiple to the estimated near-term future revenue stream expected to be produced by the segment. In each of the year ending December 31, 2004 and 2005, the Company performed its annual impairment test and no goodwill impairment resulted. In 2006, the Company recorded an impairment of $40 with respect to the goodwill in its RT Solutions segment. As at December 31, 2006, the Company’s entire goodwill balance was related to its IT Solutions segment.
Total
Balance as of December 31, 2004	$4,408
Goodwill associated with sale of Technologies	(4,358)
Goodwill added from increased holdings in dsIT Solutions	79
Balance as of December 31, 2005	129
Goodwill impairment	(40)
Cumulative translation adjustment	8
Balance as of December 31, 2006	$97

The Company’s amortizable intangible assets consists of software licenses, with a gross carrying amount of $224 and accumulated amortization of $143 and $176, as of December 31, 2005 and 2006, respectively. All intangibles assets are being amortized over their estimated useful lives, which averaged five years.

Amortization in respect of intangible assets amounted to $32, $34 and $39 for 2004, 2005 and 2006, respectively.

Amortization expense with respect to intangible assets for the years ending December 31, 2007, 2008, 2009 and 2010, is estimated to be $27, $7, $7 and $7, respectively.

NOTE 10—SHORT-TERM BANK CREDIT AND OTHER DEBT

(a) Lines of credit

At December 31, 2006, the Company had approximately $485 in Israeli credit lines available to dsIT, of which $462 was then being used and $23 was available for future draws. These credit lines are generally for a term of one year, denominated in NIS and bear interest at a weighted average rate of the Israeli prime rate per annum plus 2.2% (at December 31, 2005, plus 2.5%). The Israeli prime rate fluctuates and as of December 31, 2006 was 6.0% (December 31, 2005, 6.0%). The Company has a floating lien and provided guarantees with respect to dsIT’s outstanding lines of credit.

At December 31, 2006, dsIT was in technical violation of covenants under its line of credit one of its banks. This bank is continuing to provide funding to dsIT despite the technical violation and has not formally notified dsIT of any violation or any contemplated action.

In February 2007, dsIT and its other bank agreed to convert NIS 450 (or approximately $107) of its lines of credit to a term loan to be paid over a period of one-year with the terms of the remaining balance in the line of credit to be revisited in June 2007.

(b) Short and Long-Term Debt

Short and long-term debt includes bank debt representing loans received by the Company’s Israeli subsidiaries from Israeli banks denominated in NIS. In 2005, other debt relates to debt taken to finance the purchase of automobiles. In 2006, other debt relates to a note payable to the Company’s CEO (see Note 17(d) for terms). Other debt is denominated in U.S. dollars.

	As of December 31,
	2005	2006
Bank debt	$170	$26
Other debt	65	300
Total debt	235	326
Less: current portion	(160)	(326)
Long-term bank debt	$75	$—

At December 31, 2006, the bank debt bears a weighted average interest rate of 7.9% (December 31, 2005, 7.9%). At December 31, 2005 and 2006, all bank debt was denominated in NIS and was unlinked. At December 31, 2005, other debt had a weighted average interest rate of 5.3%. In connection with the bank debt and lines of credit (see (a) above), a lien in favor of the Israeli banks was placed on dsIT’s assets. In addition, the Company has guaranteed dsIT’s lines of credit to Israeli banks up to $485.

NOTE 11—OTHER CURRENT LIABILITIES

Other current liabilities consists of the following:

	As of December 31,
	2005	2006
Taxes payable	$796	$906
Lien allowance	410	—
Advances from customers	102	93
Accrued expenses	461	575
Liability for employee termination benefits	277	—
Value added taxes payable	65	89
Other	89	37
	$2,200	$1,700

NOTE 12—LIABILITY FOR EMPLOYEE TERMINATION BENEFITS

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

(b)	Severance pay expenses amounted to approximately, $684, $463 and $412 for the years ended December 31, 2004, 2005 and 2006, respectively.

(c)	The Company expects to contribute approximately $171 to the insurance policies in respect of its severance pay obligations in the year ending December 31, 2007.

(d)	The Company expects to pay the following future benefits to its employees upon their normal retirement age in the next ten years:

Years ending December 31,
2007	$—
2008	—
2009	—
2010	—
2011	—
2012 - 2016	1,421
$1,421

The liability as at December 31, 2006 for future benefit payments in the next ten years is included in these financial statements in “liability for employee termination benefits”. The liability for future benefits does not reflect any amounts already deposited in dedicated funds with respect to those employees (see “a” above). The above amounts were determined based on the employees’ current salary rates and the number of service years that will be accumulated upon their retirement date. These amounts do not include amounts that might be paid to employees that will cease working with the Company before their normal retirement age.

NOTE 13—COMMITMENTS AND CONTINGENCIES

(a) Leases of Property and Equipment

Office rental and automobile leasing expenses, for 2004, 2005 and 2006, were $531, $576 and $586, respectively. The Company and its subsidiaries lease office space and equipment under operating lease agreements. Those leases will expire on different dates from 2007 to 2009. The lease payments are mainly in dollars or are linked to the exchange rate of the dollar. Future minimum lease payments on non-cancelable operating leases as of December 31, 2006 are as follows:

Year ending December 31,
2007	$523
2008	339
2009	222
$1,084

(b) Guarantees

Previously, the Company accrued a loss for contingent performance of bank guarantees. The Company’s remaining commitment under these guarantees (included in other current liabilities) was $410 at December 31, 2005. The Company had collateralized a portion of these guarantees by means of a deposit (classified as restricted cash) of $247 as of December 31, 2005.

In March 2006, the Company reached a settlement agreement with an Israeli bank with respect to the Company’s claims against the bank and the bank’s counterclaims against the Company. As part of the settlement agreement, all claims and counterclaims by the parties were dismissed. The bank returned to the Company approximately $94 plus interest and CPI adjustments of attorney fees and court costs previously paid by the Company. As a result of the settlement agreement, the accrued loss for contingent performance of bank guarantees of $410 was reversed and the $247 collateralized portion of these guarantees (shown as restricted cash at December 31, 2005) was no longer restricted. The Company recorded $330 of other income in the first quarter of 2006 as a result of the settlement agreement.

The Company’s subsidiary has provided various performance, advance and tender guarantees as required in the normal course of its operations. As at December 31, 2006, such guarantees totaled approximately $21 and were due to expire through 2015.

See Note 10(a) with respect to guarantees on the Company’s lines of credit.

(c) Litigation

The Company is involved in various other legal actions and claims arising in the ordinary course of business. In the opinion of management and its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

NOTE 14—SHAREHOLDERS’ EQUITY

(a)  General

The Company is authorized to issue 20,000,000 shares of Common Stock. At December 31,2006 the Company has 10,276,030 shares of Common Stock issued and outstanding, par value $0.01 per share. Holders of Common Stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company. Holders of Common Stock do not have subscription, redemption, conversion or other preemptive rights. Holders of the Common Stock are entitled to elect all of the Directors on the Company’s Board. Holders of the Common Stock do not have cumulative voting rights, meaning that the holders of more than 50% of the Common Stock can elect all of the Company’s Directors. Except as otherwise required by Delaware General Corporation Law, all stockholder action is taken by vote of a majority of shares of Common Stock present at a meeting of stockholders at which a quorum (a majority of the issued and outstanding shares of Common Stock) is present in person or by proxy or by written consent pursuant to Delaware law (other than the election of Directors, who are elected by a plurality vote).

The Company is not authorized to issue preferred stock. Accordingly, no preferred stock is issued or outstanding.

(b)  Private Placement of Common Stock

In July and August 2006, the Company completed private placements of its Common Stock and associated warrants to purchase Common Stock, resulting in the issuance of 1,216,135 shares of Common Stock. In connection with the placement, the Company entered into subscription agreements with certain accredited investors for the purchase of the shares at a purchase price of $2.65 per share, resulting in gross proceeds to the Company of $3,223. By the terms of the subscription agreements, each subscriber, in addition to the Common Stock purchased, received a warrant exercisable for the purchase of 25% of the number of shares purchased, resulting in the issuance of warrants to purchase 304,038 shares. The warrants are exercisable for shares of the Company’s Common Stock for a period of five years at an exercise price of $2.78 per share and are cancelable by the Company in certain circumstances.

The Company used the Black-Scholes valuation method to estimate the fair value of the warrants to purchase 304,038 shares of common stock of the Company, using a risk free interest rate of 5.1%, its contractual life of five years, an annual volatility of 102% and no expected dividends. The Company estimated the fair value of the warrants to be approximately $503.

In connection with the offering in July 2006, the Company retained a registered broker-dealer to serve as placement agent. In accordance with the terms of the agreement, the placement agent received a 7% selling commission, 3% management fee, and 1% advisory fee of the gross proceeds of the offering. In addition, the placement agent received warrants with the same terms as those issued to the subscribers exercisable for the purchase of 10% of the number of shares purchased in the offering.

Out of the gross proceeds received at the closings, the Company paid the placement agent commissions and expenses of approximately $366 and incurred legal and other costs of approximately $349. In addition, the Company issued to the placement agent warrants to purchase 120,001 shares of Common Stock on the same terms as those issued to the subscribers.

The Company used the Black-Scholes valuation method to estimate the fair value of the warrants to purchase 120,001 shares of common stock of the Company, using a risk free interest rate of 5.1%, its contractual life of five years, an annual volatility of 102% and no expected dividends. The Company estimated the fair value of the warrants to be approximately $202.

(c)  Employee Stock Options

The Company’s stock option plans provide for the grant to officers, directors and other key employees of options to purchase shares of common stock. The purchase price must be paid in cash. Each option is exercisable to one share of the Company’s common stock. All options expire within five to ten years from the date of the grant, and generally vest over a two to three year period from the date of the grant. At December 31, 2006, no options or other equity instruments were available for grant under the various plans as the plans have expired, other than the 335,000 shares available for grant under the 1994 Outside Director Stock plan. (See Note 20(a) - Subsequent Events)

A summary of the Company’s option plans with respect to employees as of December 31, 2004, 2005 and 2006, as well as changes during each of the years then ended, is presented below:

	2004		2005		2006
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	1,308,051	$4.83	1,710,435	$2.89	1,565,335	$2.49
Granted at market price*	780,000	$0.96	30,000	$1.80	740,000	$2.84
Granted at discount to market price	—	—	—	—	—	—
Exercised	(19,666)	$1.74	—	—	(165,833)	$1.72
Forfeited and expired	(357,950)	$5.83	(175,100)	$6.33	(271,667)	$4.82
Outstanding at end of year	1,710,435	$2.89	1,565,335	$2.49	1,867,835	$2.51
Exercisable at end of year	956,267	$4.47	1,054,485	$3.28	1,501,157	$2.43

* Included in the 2006 options granted at market price are 450,000 to related parties whose exercise price was originally granted at a discount and subsequently adjusted to market price. No additional compensation was made to those parties with respect to the modification of the exercise price and no incremental expense was recognized.

In connection with the stock option exercises during the years ended December 31, 2004 and 2006, the Company received proceeds of $34 and $285, respectively. Of the 19,666 shares issued as a result of stock option exercises in the year ending December 31, 2004, 18,000 were issued from treasury stock and 2,000 were newly issued shares. Of the 165,833 shares issued as a result of stock option exercises in the year ending December 31, 2006, 43,333 were issued from treasury stock and 122,500 were newly issued shares. During the years ended December 31, 2004 and 2006, the Company recorded an increase of $49 and $160, respectively, to its accumulated deficit with respect to the treasury shares issued from option exercises. The intrinsic value of options exercised in 2004 and 2006 were $32 and $195, respectively.

The Company granted to employees who are related parties 590,000 and 740,000 options in the years ending December 31, 2004 and 2006, respectively, under various option plans. No options were granted to related parties in 2005. No options were exercised by related parties to purchase shares of common stock of the Company, during 2004, 2005 or 2006 and as of December 31, 2004, 2005 and 2006, the number of outstanding options held by the related parties was 1,149,750, 797,500 and 1,439,000 options, respectively.

The weighted average grant-date fair value of the options granted to employees and directors during 2004, 2005 and 2006, amounted to $0.73, $0.57 and $2.10 per option, respectively. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2004	2005	2006
Risk-free interest rate	3.7%	4.3%	4.8%
Expected term of options, in years	6.9	1.1	3.7
Expected annual volatility	91%	120%	109%
Expected dividend yield	None	None	None

The expected term of the options is the length of time until the expected date of exercising the options. With respect to determining expected exercise behavior, the Company has grouped its option grants into certain groups in order to track exercise behavior and create establish historical rates. Currently, as permitted by SAB 107, the Company used the simplified method to compute the expected option term for options granted in 2006 since the Company’s history of option exercises is too brief to have established historical rates. The Company estimated volatility by considering historical stock volatility. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. Additionally, the Company expects no dividends to be paid. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the year ended December 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Stock-based compensation expense included in the Company’s statements of operations with respect to employees and directors was:

Year ended December 31, 2006
Cost of sales	$24
Selling, marketing, general and administrative	1,025
Loss on the sale of discontinued operations and contract settlement	315
Total stock based compensation expense	$1,364

As at December 31, 2006, the Company had a total of approximately $519 of compensation expense not yet recognized with respect to employee stock options to be recognized over a period of approximately three years.

During the year ended December 31, 2006, the Company modified the terms of numerous options with its employees. In connection with the Company’s sale of Databit (see Note 5(a)), the Company modified the expiration date for the options held by Databit employees. No incremental compensation cost was recorded as a result of the modification. Also in connection with the Company’s sale of Databit and contract settlement, the Company modified the expiration date and vesting date of options held by Shlomie Morgenstern (President of Databit) and George Morgenstern (our then CEO). As a result of the modifications, the Company recognized an incremental compensation cost of $276, which was included in the loss recorded on the sale of Databit and contract settlement.

During 2006, the Company also modified the expiration date of options for certain employees, former employees and a former director. As a result of the modification, the Company recognized as compensation expense the incremental increase in value of the options of $102 which is included in cost of sales ($17) and selling, marketing, general and administrative expense ($85).

In addition, the exercise price of certain options that had initially been granted at below market price, including options granted to the Company’s current CEO and CFO were modified to reflect the market price on the date of the initial grant. No incremental compensation cost was recorded as a result of the modification.

(d) Non-employee Stock Options

(1)	General

In 2006, all options granted to non-employees were non-plan options. Previously, options granted to employees were granted from option plans which have since expired. In February 2007, the Company adopted two new stock option plans, one of which provides for options which may be granted to non-employees (see Note 20(a)).

(2)	Non-Performance Based Options

In July 2006, the Company entered into an agreement with an investor relations firm for investor relation and strategic planning services. In exchange for these services, the Company agreed to pay an annual fee of $138 for a period of one year and to provide the investor relations firm an option for the purchase of 120,000 shares of the Company’s Common Stock. The options vested with respect to 40,000 shares immediately upon the grant, with the balance vesting at a rate of 5,000 per month. The options have an exercise price of $2.80 and expire after five years.

The Company used the Black-Scholes valuation method to estimate the fair value of the option to purchase the 40,000 shares immediately vesting and the 25,000 shares which vested over the period from the date of the agreement through December 31, 2006. The Company used a weighted average risk free interest rate of 4.9%, an expected life of five years, an annual volatility of 107% and no expected dividends to determine the value the options granted. The Company estimated the fair value of the options granted to be approximately $152 and recorded that amount to selling, marketing, general and administrative expenses with respect to the option granted to the investor relations firm in the year ended December 31, 2006. As each additional tranche of 5,000 options vests, the Company will record additional selling, marketing, general and administrative expense based on an updated Black-Scholes valuation for each tranche.

In September 2006, the Company agreed to grant options to purchase 25,000 shares of the Company’s Common Stock to the Company’s legal counsel who is a former director and is the son-in-law of the Company’s Chairman of the Board. The options vest one-third each on July 31, 2007, 2008 and 2009, have an exercise price of $2.87 and expire in July 2011.

The Company used the Black-Scholes valuation method to estimate the fair value of the options to purchase the 25,000 shares of Common Stock of the Company, using a risk free interest rate of 5.0%, an expected term of five years, an annual volatility of 109% and no expected dividends. The Company estimated the fair value of the option to be approximately $56. During the year ended December 31, 2006, the Company recorded the $56 to selling, marketing, general and administrative expenses with respect to the options granted to the Company’s legal counsel.

(3)	Performance Based Options

In August 2006, as part of the Company’s acquisition of Paketeria (see Note 4), the Company granted the founder and managing director of Paketeria an option to purchase 150,000 shares of the Company’s Common Stock. The option has an exercise price of $2.80, a contractual life of five years and vests one-third upon the achievment of each of the three milestones described above in Note 4. The first of the three milestones was met in the fourth quarter of 2006.

The Company used the Black-Scholes valuation method to estimate the fair value of the options to purchase the 150,000 shares of Common Stock of the Company, using a risk free interest rate of 5.0%, an expected life of five years, an annual volatility of 103% and no expected dividends. At December 31, 2006, the Company estimated the fair value of the options to be approximately $385. During the year ended December 31, 2006, the Company recorded $265 to selling, marketing, general and administrative expenses with respect to the option granted to the founder and managing director of Paketeria based on performance towards the milestones described above in Note 4. As each additional tranche of 50,000 options vests, the Company will record additional selling, marketing, general and administrative expense based on an updated Black-Scholes valuation for each tranche.

(4)	Summary Information

A summary of the Company’s option plans with respect to non-employees as of December 31, 2004, 2005 and 2006, as well as changes during each of the years then ended, is presented below:

	2004		2005		2006
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	—	—	10,000	$0.91	10,000	$0.91
Granted at market price*	10,000	$0.91	—	—	145,000	$2.94
Granted at discount to market price	—	—	—	—	150,000	$2.80
Exercised	—	—	—	—	—	—
Forfeited and expired	—	—	—	—	—	—
Outstanding at end of year	10,000	$0.91	10,000	$0.91	305,000	$2.81
Exercisable at end of year	—	—	6,666	$0.91	125,000	$2.73

* Included in the 2006 options granted at market price are 120,000 options whose exercise price was originally granted at a discount and subsequently adjusted to market price. No additional compensation was made to those parties with respect to the modification of the exercise price and no incremental expense was recognized.

The weighted average grant-date fair value of the options granted to non-employees during 2004 and 2006, amounted to $0.68 and $2.47 per option, respectively. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2004	2006
Risk-free interest rate	3.3%	5.0%
Expected term of options, in years	5.0	4.0
Expected annual volatility	97%	105%
Expected dividend yield	None	None

(5)	In the year ending December 31, 2006, the Company included $208 of stock-based compensation expense selling, marketing, general and administrative expense in its statements of operations.

(e) Summary Information of Employee and Non-Employee Options

A summary of the Company’s option plans with respect to employees and non-employees as of December 31, 2004, 2005 and 2006, as well as changes during each of the years then ended, is presented below:

	2004		2005		2006
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	1,308,051	$4.83	1,720,435	$2.88	1,575,335	$2.48
Granted at market price*	790,000	$0.96	30,000	$1.80	885,000	$2.86
Granted at discount to market price	—	—	—	—	150,000	$2.80
Exercised	(19,666)	$1.74	—	—	(165,833)	$1.30
Forfeited and expired	(357,950)	$5.83	(175,100)	$6.33	(271,667)	$4.82
Outstanding at end of year	1,720,435	$2.88	1,575,335	$2.48	2,172,835	$2.55
Exercisable at end of year	956,267	$4.47	1,061,151	$3.27	1,626,157	$2.46

* Included in the 2006 options granted at market price are 570,000 options (450,000 to related parties) whose exercise price was originally granted at a discount and subsequently adjusted to market price. No additional compensation was made to those parties with respect to the modification of the exercise price and no incremental expense was recognized.

Stock-based compensation expense included in the Company’s statements of operations was:

Year ended December 31, 2006
Cost of sales	$24
Selling, marketing, general and administrative	1,233
Share in losses of Paketeria	265
Loss on the sale of discontinued operations and contract settlement	315
Total stock based compensation expense	$1,837

(f) dsIT Stock Option Plan

In November 2006, the Company adopted a Key Employee Stock Option Plan (the “Plan”) for its dsIT subsidiary to be administrated by a committee of board members of dsIT, to initially be comprised of the entire board of directors of dsIT.

On December 31, 2006, dsIT granted options to purchase 3,914 of its ordinary shares, to senior management and employees of dsIT under the Plan. The options were granted with an exercise price of NIS 1.00 ($0.24) per share and are exercisable for a period of seven years. The options were fully vested and exercisable at the date of grant. Upon exercise of these options, the Company’s holdings in dsIT will be diluted to 58%. (See subsequent events - Note 20 (b))

 On the same date, dsIT granted options to purchase 2,260 of its ordinary shares to senior management and employees of dsIT at exercise prices ranging from NIS 1.00 ($0.24) to $126.05 per share and exercisable for a period of seven years. These options vest and become exercisable only upon the occurrence of either an initial public offering of dsIT or a merger, acquisition, reorganization, consolidation or similar transaction involving dsIT. Upon exercise of these options, the Company’s holdings in dsIT will be diluted to just over 50%.

The purpose of the Plan for our dsIT subsidiary and associated grants is to provide incentives to key employees of dsIT to further the growth, development and financial success of dsIT.

A summary status of the Plan as of December 31, 2006, as well as changes during the year then ended, is presented below:

	2006
	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—
Granted at fair value	6,174	32.05
Exercised	—	—
Forfeited and expired	—	—
Outstanding at end of year	6,174	$32 05
Exercisable at end of year	3,914	$0.24

Summary information regarding the options under the Plan outstanding and exercisable at December 31, 2006 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$0.24	4,485	7.0	$0.24	3,914	$0.24
$105.26 - $126.05	1,689	7.0	$118.41	—	$—
	6,174			3,914

dsIT valued the options using a Black Scholes model using the following variables:

	Options granted with immediate vesting (see above)	Options granted with restricted vesting (see above)
Stock price*	$0.00	$0.00
Weighted average exercise price	$0.24	$118.41
Expected term of option in years	0.25 years	7 years
Volatility**	30%	93%
Risk-free interest rate	5.03%	4.46%
Expected dividend yield	None	None

*	The stock price was determined based upon a valuation of dsIT performed by an independent consultant.

**	The Company’s calculated volatility for the expected term was used.

Based upon the above, it was determined that the options granted had no value and the Company, accordingly, recorded no expense associated with their grant.

The Company granted an officer 759 options with a weighted average exercise price of $26.53 in the year ending December 31, 2006 under the Plan. No options to purchase shares of dsIT were exercised by the officer during 2006.

(g) Warrants

The Company has issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrants activity follows:

	2004		2005		2006
	Number of Warrants (in shares)	Weighted Average Exercise Price	Number of Warrants (in shares)	Weighted Average Exercise Price	Number of Warrants (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	435,000	$3.06	435,000	$3.06	190,000	$2.81
Granted	—	$—	—	$—	474,039	$2.80
Expired or forfeited	—	$—	245,000	$3.24	50,000	$3.00
Outstanding at end of year	435,000	$3.06	190,000	$2.81	614,039	$2.79
Exercisable end of year	435,000	$3.06	190,000	$2.81	614,039	$2.79

The following table summarized information about warrants outstanding and exercisable at December 31, 2006:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life
	(in shares)	(in years)
$2.00	30,000	0.93
$2.34	60,000	0.93
$2.78	424,039	4.53
$3.34	100,000	0.93
	614,039

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

In September 2006, the Company agreed to provide a warrant to purchase 50,000 shares of the Company’s Common Stock to two individuals who provided and in the future will provide financial advisory services. The warrants vested immediately upon the grant, have an exercise price of $3.00 and expire after five years.

The Company used the Black-Scholes valuation method to estimate the fair value of the warrant to purchase the 50,000 shares of Common Stock of the Company, using a risk free interest rate of 5.0%, an expected life of four years, an annual volatility of 109% and no expected dividends. The Company estimated the fair value of the option to be approximately $121. During the year ended December 31, 2006, the Company recorded the $121 to selling, marketing, general and administrative expenses with respect to the warrants granted to two the individuals. In the fourth quarter of 2006, the warrants were cancelled.

(h) Stock Awards

In August 2004, the CEO of the Company’s previously owned Databit subsidiary received a stock grant of 100,000 shares of common stock of the Company. The Company recognized an expense of $71, which was charged to selling, general and administrative expense in 2004. In addition, the CEO of Databit received a restricted stock grant of 95,000 shares of common stock of the Company, which vest one third each on the second, third and fourth anniversaries of the grant. As part of the Company’s sale of Databit in March 2006, the vesting of the restricted stock grant was accelerated and all the previously unvested restricted stock vested immediately (see Note 5(a)(ii)). The Company recognized deferred compensation of $68 with respect to the restricted stock grant and recognized an expense (amortization) of $9, $23 and $5, which has been charged to selling, general and administrative expense in the years ending December 31, 2004, 2005 and 2006, respectively. The remaining balance of $31 was expensed and included in the Company’s loss on the sale of Databit and contract settlement (see Note 5(a)).

(i) Stock Repurchase Program

In September 2000, the Company’s Board of Directors authorized the purchase of up to 500,000 shares of the Company’s common stock. In August 2002, the Company’s Board of Directors authorized the purchase of up to 300,000 more shares of the Company’s common stock. During 2003, the Company purchased 2,000 of its common stock (in 2004 and 2006, the Company also issued 18,000 and 43,333, respectively, of its treasury shares with respect to options exercised), and at December 31, 2006 owned in the aggregate 777,371 of its own shares.

NOTE 15—FINANCE EXPENSE, NET

Finance expense, net consists of the following:

	Year Ended December 31,
	2004	2005	2006
Interest income	$80	$28	$39
Interest expense	(118)	(90)	(27)
Exchange gain (loss), net	5	50	(42)
	$(33)	$(12)	$(30)

NOTE 16—INCOME TAXES

(a)   Composition of loss from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2004	2005	2006
Domestic	$(1,467)	$(1,460)	$(2,469)
Foreign	(935)	(827)	(859)
	$(2,402)	$(2,287)	$(3,328)

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2004	2005	2006
Current:
Federal	$—	$—	$—
State and local	1	—	—
Foreign	7	100	183
	8	100	183
Deferred:
Federal	—	—	—
State and local	—	—	—
Foreign	19	(137)	—
	19	(137)	—
Total income tax expense (benefit)	$27	$(37)	$183

(b) Effective Income Tax Rates

Set forth below is reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year Ended December 31,
	2004	2004	2006
Statutory Federal rates	34%	34%	34%
Increase (decrease) in income tax rate resulting from:
Non-deductible expenses	(29)	(1)	(1)
Deferred compensation expense	—	—	(19)
State and local income taxes, net	6	(1)	1
Other	1	(1)	3
Tax benefit on sale of dsIT Technologies	—	16	—
Valuation allowance	(13)	(45)	(23)
Effective income tax rates	(1)%	2%	(5)%

(c) Analysis of Deferred Tax Assets and (Liabilities)

Deferred tax assets consist of the following:

	As of December 31,
	2005	2006
Employee benefits and deferred compensation	$291	$916
Investments	6,814	7,045
Other temporary differences	591	441
Net operating and capital loss carryforwards	4,516	5,516
	12,212	13,918
Valuation allowance	(12,181)	(13,912)
Net deferred tax assets	31	6
Deferred tax liabilities consist of the following:
Intangible asset basis differences	(16)	(6)
Net deferred tax assets (liabilities), net	$15	$—

Deferred tax assets - current	$28	—
Deferred tax assets - non-current	3	—
Deferred tax liabilities - non-current	(16)	—
Net deferred tax assets	$15	$—

Valuation allowances relate principally to book-tax basis differences in investments and net operating loss and capital loss carryforwards. The change in the valuation allowance was a decrease of $2,220 and an increase of $1,737 in 2005 and 2006, respectively. The decrease in 2005 was primarily attributable to the Company’s sale of its outsourcing consulting business (see Note 5(b)) whereas the increase in 2006 was primarily attributable to current year losses and FAS 123R expenses.

(d) Summary of Tax Loss Carryforwards

As of December 31, 2006, the Company had various net operating loss carryforwards expiring as follows:

Expiration:	Federal	State	Foreign
2008	$—	$708	$—
2009	—	1,939	—
2010	—	2,677	—
2011	—	971	—
2012	—	2,229	—
2013	—	3,540	—
2019-2027	14,725	—	—
Unlimited	—	—	812
Total	$14,725	$12,064	$812

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

NOTE 17—RELATED PARTY BALANCES AND TRANSACTIONS

(a)  The Company paid consulting and other fees to directors of $95, $64 and $86 for the years ended December 31, 2004, 2005 and 2006, respectively, which are included in selling, general and administrative expenses.

(b)  The Company paid legal fees for services rendered and out-of-pocket disbursements to a firm in which a principal is a former director and is the son-in-law of the Company’s Chairman of the Board, of approximately $479, $360 and $473 for the years ended December 31, 2004, 2005 and 2006, respectively. Approximately $75 and $86 was owed to this firm as of December 31, 2005 and 2006, respectively, and is included in other current liabilities and trade accounts payable.

(c)  The chief executive officer of the Company’s Israeli subsidiary has a loan from the subsidiary that was acquired in 2001. The loan and accrued interest balance at December 31, 2005 and 2006 were $104. The loan has no defined maturity date, is denominated in NIS, is linked to the Index and bears interest at 4%. The Company recorded interest income of $4 , $4 and $4, for the years ended December 31, 2004, 2005 and 2006, respectively, with respect to the loan.

(d)  In December 2006, the Company’s CEO lent the Company $300 for a period of six months on a note payable. The note bears interest at the rate of 9.5%. The Company has the right to repay the note at any time prior to maturity. The note shall become immediately due and payable to the extent net proceeds are raised by the Company through any equity or debt financing or sale of shares of stock of Comverge, Inc.

(e)  During 2006, we paid $5 of rent to a company in which our CEO is Chairman of the Board.

(f)  During 2005, the president of the Company’s Databit subsidiary and son of the Chief Executive officer lent the Company $425 on a note payable. The note bore interest at the rate of prime plus 3% during the time it was outstanding. The note was repaid in full during 2005. The Company paid $3 of interest with respect to the note in 2005.

(g)  At December 31, 2005, the Company had set aside as restricted cash, $1,350 ($300 current and $1,050 non-current) with respect to the Company’s former CEO’s (and current Chairman of the Board) consulting agreement. In 2006, such restricted cash became unrestricted as a result of the sale of Databit (see Note 5(a)).

See Note 4 with respect to the Stock Purchase Agreement with two shareholders of Paketeria—one of whom is the Company’s President and Chief Executive Officer and the other who is one of the Company’s current directors.

See Note 5(a) with respect to the sale of the Company’s Databit subsidiary to a related party in March 2006.

See Note 14 for information related to options and stock awards to related parties.

NOTE 18—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a)	General Information

As a result of the sale of Databit (see Note 5(a)) and the change in Company management in March 2006, the Company has redefined its reported operating segments. As of December 31 2006, the Company’s current operations are based upon two operating segments:

(i) RT Solutions whose activities are focused on two areas - naval solutions and other real-time and embedded hardware & software development.

(ii) IT Solutions whose activities are comprised of the Company’s OncoPro™ solution state of the art chemotherapy package for oncology and hematology departments and EasyBill™, an easy-to-use, end-to-end, modular customer care and billing system designed especially for small and medium-sized enterprises with large and expanding customer bases.

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

(b)	Information about Profit or Loss and Assets

The accounting policies of all the segments are those described in the summary of significant accounting policies. The Company evaluates performance based on operating profit or loss.

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

The following tables represent segmented data for the years ended December 31, 2006, 2005 and 2004:

	RT Solutions	IT Solutions	Other (*)	Total
Year ended December 31, 2006:
Revenues from external customers	$2,729	$1,125	$263	$4,117
Depreciation and amortization	94	73	—	167
Segment gross profit	936	330	88	1,354
Goodwill impairment	(40)	—	—	(40)
Segment income (loss)	(199)	(281)	29	(451)
Segment assets	345	325	—	670
Expenditures for segment assets	125	16	—	141
Year ended December 31, 2005:
Revenues from external customers	$2,844	$1,314	$29	$4,187
Depreciation and amortization	101	52	—	153
Segment gross profit	805	408	29	1,242
Segment income	34	48	19	101
Segment assets	358	330	—	688
Expenditures for segment assets	62	41	—	103
Year ended December 31, 2004:
Revenues from external customers	$1,988	$1,312	$64	$3,364
Depreciation and amortization	51	58	—	109
Segment gross profit	479	330	64	873
Segment income (loss)	(175)	(49)	38	(186)
Segment assets	282	314	—	596
Expenditures for segment assets	59	10	—	69

(*) Represents operations in Israel that did not meet the quantitative thresholds of SFAS No. 131.

(c) The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended and as of December 31, 2004, 2005 and 2006:

	Year Ended December 31,
	2004	2005	2006
Revenues:
Total consolidated revenues for reportable segments	$3,300	$4,158	$3,854
Other operational segment revenues	64	29	263
Total consolidated revenues	$3,364	$4,187	$4,117
Income (loss)
Total income (loss) for reportable segments	$(224)	$82	$(480)
Other operational segment operating income	38	19	29
Total operating income (loss)	(186)	101	(451)
Unallocated cost of corporate and dsIT headquarters*	(2,364)	(2,388)	(3,207)
Other income	148	—	330
Income taxes	(27)	37	(183)
Minority interests	(90)	(73)	—
Equity loss in Paketeria	—	—	(424)
Equity loss in Comverge	(1,242)	(380)	(210)
Gain on sale of shares in Comverge	705	—	—
Discontinued operations, net of tax	1,884	844	78
Gain on sale of discontinued operations, net of tax	—	541	(2,069)
Consolidated loss	$(1,172)	$(1,318)	$(6,136)

* In 2006, includes $1,229 of FAS 123R stock compensation expense

	As of December 31,
	2004	2005	2006
Assets:
Total assets for reportable segments	$596	$688	$670
Net assets of Databit (see Note 5(a))	4,156	3,451	—
Unallocated assets of dsIT headquarters	11,513	4,040	4,018
Unallocated assets of corporate headquarters *	760	1,994	2,570
Total consolidated assets	$17,025	$10,173	$7,258

* In 2005 includes restricted cash (current and non-current) of $1,597 ($241 in 2004) (see notes 18(a) and 18(b). In 2006 includes cash of $1,247 and the net value of the investment in Paketeria of $1,212.

Other Significant Items	Segment Totals	Adjustments	Consolidated Totals

Year ended December 31, 2006
Depreciation and amortization	$167	$37	$204
Expenditures for assets	141	8	149
Year ended December 31, 2005
Depreciation and amortization	$153	$101	$254
Expenditures for assets	103	137	240

Year ended December 31, 2004
Depreciation and amortization	$109	$118	$227
Expenditures for assets	69	25	94

The reconciling items are all corporate headquarters data, which are not included in the segment information. None of the other adjustments are significant.

	Year Ended December 31,
	2004	2005	2006
Revenues based on location of customer:
Israel	$3097	$3,575	$4,034
Other	267	612	83
	$3,364	$4,187	$4,117

	As at December 31,
	2004	2005	2006
Long-lived assets located in the following countries:
Israel	$624	$418	$445
United States	25	82	—
	$649	$500	$445

(d)	Revenues from Major Customers

		Consolidated Sales Year Ended December 31,
		2004		2005		2006
Customer	Segment	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues
A	RT Solutions	$896	27%	$474	11%	$881	21%
B	RT Solutions	$630	19%	$963	23%	$842	20%
C	IT Solutions	$445	13%	$715	17%	$687	17%
D	RT Solutions	$145	4%	$612	15%	$83	2%
E	IT Solutions	$358	11%	$191	5%	$243	6%

NOTE 19—FINANCIAL INSTRUMENTS

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments.

NOTE 20—SUBSEQUENT EVENTS

(a)	Stock Option Plans

In February 2007, the Board of Directors of the Company adopted two new stock option plans.

One, the 2006 Stock Option Plan for Non-Employee Directors provides for formula grants to non-employee directors equal to an option to purchase (i) 25,000 shares of the Company’s common stock upon a member’s first appointment or election to the Board of Directors and (ii) 7,500 shares of the Company’s common stock to each director, other than newly appointed or elected directors, immediately following each annual meeting of stockholders. The option to purchase 25,000 shares of the Company’s common stock shall vest one-third per year for each of the three years following such date of appointment or election and the option for the purchase of 7,500 shares of the Company’s common stock shall fully vest one year from the date of grant. Both options shall be granted at an exercise price equal to the closing price on the OTCBB on the day preceding the date of grant and shall be exercisable until the earlier of (a) seven years from the date of grant or (b) 18 months from the date that the director ceases to be a director, officer, employee of, or consultant to, the Company. The plan also provides for non-formal grants at the discretion of the Company. The maximum number of shares of the Company’s common stock to be issued under the plan is 200,000. The Company’s Board of Directors is to administer the plan.

The second plan, the 2006 Stock Incentive Plan provides for grants to employees of the Company, its affiliates and subsidiaries, directors of the Company and consultants to the Company, of compensation including cash-based awards, nonqualified options, incentive options, share appreciation rights, restricted shares, restricted share units, performance shares, performance units, and other equity-based awards. Equity-based compensation shall be granted at a price not less than the fair-market-value of the Company’s common stock on the date of the grant. The terms of the grants are to be determined by the Board of Directors as administrators of the plan, or such committee as it shall designate. The maximum number of shares of common stock to be issued under the plan, including any shares underlying any other form of equity-based compensation, is 400,000 shares.

(b)	Exercise of options in dsIT

In February 2007, certain members of senior management and employees of dsIT exercised options under the dsIT Key Employee Stock Option Plan (see Note 14(c)(ii)). As a result of the exercise of these options, the Company’s holdings in dsIT were diluted to 58%.

(c)	Private Placement of Convertible Redeemable Subordinated Debenture

 On March 30, 2007 the Company conducted an initial closing of its offering of up to $6.9 million of principal amount of 10% Convertible Redeemable Subordinated Debentures (the “Debentures”), resulting in the issuance of approximately $4.3 million of principal amount of Debentures and satisfying the minimum offering amount required under the terms of the offering. The Debentures, subject to certain restrictions, are convertible into Common Stock at a conversion price of $3.80 per share and mature on March 30, 2011.

In connection with the closing, the Company entered into subscription agreements with certain accredited investors, whereby each investor purchased Debentures, resulting in gross proceeds to the Company of $4.3 million. By the terms of the subscription agreements each subscriber in addition to the Debentures purchased, received a warrant exercisable for the purchase of 25% of the number of shares obtained by dividing the principal amount of a given Debenture by the conversion price of $3.80 per share, resulting in the issuance of warrants to purchase 281,656 shares. The warrants are exercisable for shares of Common Stock for a period of five years at an exercise price of $4.50 per share. Both the Debentures and the warrants are redeemable in certain circumstances.

In connection with the offering, the Company retained a registered broker-dealer to serve as placement agent. In accordance with the terms of the agreement with the placement agent, they received a 7% selling commission, 3% management fee, and 2% non-accountable expense allowance out of the gross proceeds of the offering.

On April 11, 2007, the Company conducted a second closing and completed its $6.9 million private placement of the Debentures. In connection with the second closing, the Company entered into subscription agreements with certain accredited investors, whereby each investor purchased Debentures, resulting in gross proceeds to the Company of approximately $2.6 million. By the terms of the subscription agreements each subscriber in addition to the Debentures purchased, received a warrant exercisable for the purchase of 25% of the number of shares obtained by dividing the principal amount of a given Debenture by the conversion price of $3.80 per share, resulting in the issuance of warrants to purchase 171,391 shares.

Out of the gross proceeds received at the closings, the Company paid the placement agent commissions of approximately $853. In addition, the Company issued to the placement agent warrants to purchase 181,211 shares of Common Stock on the same terms as those issued to the subscribers except that the warrants issued to the placement agent may not be redeemed for a period of nine months following the date of effectiveness of the registration statement required to be filed in connection with the offering.

(d)	Comverge IPO

On April 13, 2007, Comverge announced that the pricing of its initial public offering of an initial public offering of 5,300,000 shares of its common shares, at a price to the public of $18.00 a share, resulting in net proceeeds of approximately $95 million. The shares sold in the offering (which reflect a one for two reverse stock split made immediately prior to the offering) represent an approximate 28% interest in Comverge. The underwriters of the offering are Citigroup Global Markets Inc., sole book-running manager of the offering, and Cowen and Company, LLC, RBC Capital Markets Corporation and Pacific Growth Equities, LLC as co-managers. In addition, certain selling shareholders granted the underwriters a 30-day option to purchase up to 795,000 additional shares of common stock. On April 13, 2007, the Comverge common stock commnecd trading on the Nasdaq Global Market under the symbol "COMV".

Immediately prior to the closing of the Comverge offering (expected to take place on April 18, 2007) all shares of preferred stock of Comverge will be converted to common stock of Comverge and we will own 2,786,021 shares of Comverge common stock, representing 15.9% of the issued and outstanding capital stock of Comverge following the offering.

In connection with the offering, the Company (and all of Comverge’s executive officers, directors and certain of other major stockholders of Comverge), entered into a lock-up agreement under which the Company agreed, subject to limited exceptions, not to transfer or otherwise dispose of any shares of Comverge common stock for a period of at least 180 days from the date of effetiveness of the offering without the prior written consent of lead manager of the offering.

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule

To the Board of Directors of Acorn Factor, Inc.:

Our audits of the consolidated financial statements referred to in our report dated April 16, 2007 of Acorn Factor, Inc. related to the consolidated financial statements of Acorn Factor, Inc. which are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

April 16, 2007

/s/ Kesselman & Kesselman
Certified Public Accountants
A member of PricewaterhouseCoopers International Limited
Tel Aviv, Israel

ACORN FACTOR, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(in thousands)

Description	Balance at the Beginning of the Year	Charged to Costs and Expenses	Other Adjustments	Balance at the End of the Year

Allowance for doubtful accounts
Year ended December 31, 2004	55	(38)	15	32
Year ended December 31, 2005	32	5	(19)	18
Year ended December 31, 2006	18	—	(4)	14

Allowance for inventory valuation
Year ended December 31, 2004	13	—	(12)	1
Year ended December 31, 2005	1	—	(1)	—
Year ended December 31, 2006	—	—	—	—

Valuation allowance for deferred tax assets
Year ended December 31, 2004	13,933	—	468	14,401
Year ended December 31, 2005	14,401	298	(2,518)	12,181
Year ended December 31, 2006	12,181	—	1,731	13,912