Form 10-Q
period 2007-03-31
ACORN FACTOR, INC.
filed 2007-05-16
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐  Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2007
Common Stock, $0.01 par value per share	9,586,534 shares

ACORN FACTOR, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended March 31, 2007

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

ACORN FACTOR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31, 2006	As of March 31, 2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,521	$4,275
Accounts receivable, net	1,373	1,192
Unbilled work-in-process	393	554
Other current assets	316	512
Total current assets	3,603	6,533
Property and equipment, net	445	504
Investment in Paketeria	1,212	1,051
Other assets	285	282
Funds in respect of employee termination benefits	1,568	1,541
Goodwill	97	96
Other intangible assets, net	48	42
Total assets	$7,258	$10,049
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank credit	$462	$160
Current maturities of long-term debt	26	100
Note payable - related party	300	300
Trade accounts payable	378	378
Accrued payroll, payroll taxes and social benefits	478	524
Other current liabilities	1,700	1,931
Total current liabilities	3,344	3,393
Long-term liabilities:
Investment in Comverge, net	1,824	1,824
Convertible debt, net of discounts	--	2,388
Liability for employee termination benefits	2,545	2,293
Other liabilities	6	4
Total long-term liabilities	4,375	6,509
Shareholders’ equity:
Common stock - $0.01 par value per share:
Authorized - 20,000,000 shares; Issued -10,276,030 shares and 10,334,530 at December 31, 2006 and March 31, 2007	102	103
Additional paid-in capital	43,987	46,111
Warrants	888	1,359
Accumulated deficit	(41,904)	(43,906)
Treasury stock, at cost - 777,371 shares for December 31, 2006 and March 31, 2007, respectively	(3,592)	(3,592)
Accumulated other comprehensive income	58	72
Total shareholders’ equity (deficit)	(461)	147
Total liabilities and shareholders’ equity	$7,258	$10,049

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2006	2007
Sales
Projects	$730	$812
Services	237	206
Other	6	21
	973	1,039
Cost of sales
Projects	539	581
Services	206	173
Other	—	—
	745	754
Gross profit	228	285
Operating expenses:
Research and development expenses	26	130
Selling, marketing, general and administrative expenses	922	810
Total operating expenses	948	940
Operating loss	(720)	(655)
Finance income (expense), net	14	(853)
Other income, net	330	—
Loss before taxes on income	(376)	(1,508)
Taxes on income	(2)	(2)
Loss from operations of the Company and its consolidated subsidiaries	(378)	(1,510)
Share in losses of Comverge	(210)	—
Share in losses of Paketeria	—	(187)
Net loss from continuing operations	(588)	(1,697)
Net income from discontinued operations, net of tax	78	—
Loss on sale of discontinued operations and contract settlement, net of tax	(2,298)	—
Net loss	$(2,808)	$(1,697)
Basic and diluted income (loss) per share:
Loss per share from continuing operations	$(0.07)	$(0.18)
Discontinued operations	(0.27)	—
Net loss per share - basic and diluted	$(0.34)	$(0.18)
Weighted average number of shares outstanding - basic and diluted	8,160	9,507

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balances as of December 31, 2006	10,276	$102	$43,987	$888	$(41,904)	$(3,592)	$58	$(461)

Net loss	—	—	—	—	(1,697)	—	—	(1,697)

Differences from translation of financial statements of subsidiaries	—	—	—	—	—	—	14	14
Comprehensive loss								(1,683)

FIN 48 adjustment	—	—	—	—	(305)	—	—	(305)

Exercise of options	59	1	113	—	—	—	—	114

Adjustment of transaction costs of prior year private placement	—	—	68	—	—	—	—	68

Warrants issued to placement agent with respect to private placement of Debentures	—	—	—	135	—	—	—	135

Warrants issued with respect to private placement of Debentures	—	—	—	336	—	—	—	336

Beneficial conversion feature with respect to private placement of Debentures	—	—	1,654	—	—	—	—	1,654

Stock option compensation	—	—	289	—	—	—	—	289
Balances as of March 31, 2007	10,335	$103	$46,111	$1,359	$(43,906)	$(3,592)	72	$147

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three months ended March 31,
	2006	2007
Cash flows provided by (used in) operating activities:
Net loss	$(2,808)	$(1,697)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	59	32
Share in losses of Comverge	210	—
Share in losses of Paketeria	—	168
Decrease in liability for employee termination benefits	(128)	(252)
Amortization of stock-based deferred compensation	136	289
Loss on sale of Databit and contract settlement	2,298	—
Amortization of beneficial conversion feature in private placement of Debentures	—	827
Other	(3)	1
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable, unbilled work-in process and other current and other assets	425	(172)
Increase in inventory	(18)	—
Increase (decrease) in accounts payable and other liabilities	(719)	38
Net cash used in operating activities	(548)	(766)
Cash flows provided by (used in) investing activities:
Release of restricted cash	247	—
Release of restricted cash (under agreement with a related party)	1,350	—
Investment in Comverge	(210)	—
Amounts funded for employee termination benefits	123	73
Utilization of employee termination benefits	(38)	(46)
Acquisitions of property and equipment	(42)	(76)
Sale of Databit Inc. - Appendix A	(911)	—
Net cash provided by (used in) investing activities	519	(49)
Cash flows provided by (used in) financing activities:
Short-term debt repayments, net	(52)	(302)
Proceeds from long-term debt	—	107
Proceeds from convertible debentures with warrants net of transaction costs	—	3,685
Repayments of long-term debt	(38)	(35)
Proceeds from employee stock option exercises	40	114
Net cash provided by (used in) financing activities	(50)	3,569
Net increase (decrease) in cash and cash equivalents	(79)	2,754
Cash and cash equivalents at beginning of period	913	1,521
Cash and cash equivalents at end of period	$834	$4,275

The accompanying notes are an integral part of these consolidated financial statements.

Non-cash financing items
Value of beneficial conversion feature and related warrants on issuance of convertible debentures		$2,125
Adjustment of retained earnings and other current liabilities with respect to the adoption of FIN 48		$305
Appendix A
Assets/liabilities disposed of in disposition of Databit Inc. and contract settlement:
Current assets	$2,815
Non-current assets	40
Debt	(20)
Current liabilities	(1,816)
Stock compensation costs	315
Unpaid transaction costs in disposition of Databit and contract settlement	63
Other	(10)
Loss on the sale of Databit and contract settlement	$(2,298)
Net cash used in business disposition	$(911)

ACORN FACTOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Acorn Factor, Inc. (“AFI”) and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to the Company’s prior period’s consolidated financial statements to conform to the current period’s consolidated financial statement presentation.

Note 2: Financing of Operations

On March 30, 2007, the Company completed the first closing of its private placement of 10% Convertible Redeemable Subordinated Debentures (the “Debentures”) (see Note 8) raising approximately $4.3 million (approximately $3.7 million net of commissions and expenses).

On April 11, 2007, the Company completed the second and final closing of its private placement of the Debentures raising an additional $2.6 million (approximately $2.3 million net of commissions and expenses) (see Note 12(a)).

The $3,140 of working capital at March 31, 2007, includes approximately $405 in the Company’s 58% owned dsIT Solutions Ltd. subsidiary (“dsIT”). Due to Israeli tax and company law constraints, as well as dsIT’s own cash flow requirements, such working capital and cash flows from dsIT’s operations are not readily available to finance US based corporate activities.

dsIT was utilizing $160 of its approximate $400 lines of credit as of March 31, 2007. dsIT's lines of credit are denominated in NIS and bear a weighted average interest rate of the Israeli prime rate plus 2.07% per annum. The Israeli prime rate fluctuates and as of March 31, 2007 is 5.50%.

Note 3: Accounting Change

Prior to January 1, 2007, the Company recognized income tax accruals with respect to uncertain tax positions based upon Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” Under SFAS No. 5, the Company recorded a liability associated with an uncertain tax position if the liability was both probable and estimable. Our liability under SFAS No. 5 included interest and penalties, which were recognized as incurred within “Finance income (expense), net” in the Consolidated Condensed Statements of Operations.

Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in our consolidated financial statements. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure.

The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in a $305 reduction to the January 1, 2007 balance of retained earnings. Results of prior periods have not been restated. The Company’s policy for interest and penalties related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, the Company continues to recognize interest and penalties as incurred within “Finance income (expense), net” in the Consolidated Statements of Operations.

The Company is subject to U.S. federal income tax as well as state income tax and Israeli income tax.  The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2003 and for years before 2002 for state and Israeli income taxes.

Note 4: New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 creates a single definition of fair value, along with a conceptual framework to measure fair value, and to increase the consistency and the comparability in fair value measurements and in financial statement disclosures.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities - Including an Amendment to FASB Statement No. 115.” SFAS No. 159 improves financial reporting by giving entities the opportunity to mitigate earnings volatility by electing to measure related financial assets and liabilities at fair value rather than using different measurement attributes. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. Upon initial adoption, differences between the fair value and carrying amount should be included as a cumulative-effect adjustment to beginning retained earnings.

SFAS Nos. 157 and 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. Earlier application is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007. The Company will not early adopt SFAS Nos. 157 and 159 and is currently assessing the impact of implementing SFAS Nos. 157 and 159 on its financial position and results of operations.

Note 5: Investment in Comverge Inc. (Comverge)

As the Company’s share of losses attributable to its Comverge preferred stock has equaled its investment in Comverge’s preferred stock, the Company ceased recording equity losses in Comverge.

On April 18, 2007, Comverge announced the completion of its initial public offering of 6,095,000 shares of its common stock, at a price of $18.00 a share-see Note 12(b).

Note 6—Paketeria GmbH (Paketeria)

Paketeria’s summary results of operations for the three-month period ended March 31, 2007 is as follows:

Three months ended March 31, 2007
Sales	$574
Gross loss	$(107)
Net loss	$(403)

The Company currently owns approximately 33% of Paketeria’s outstanding shares and accordingly, records 33% of Paketeria’s losses as equity loss in Paketeria. In addition to the equity loss of $133, the Company recorded amortization expense of $35 associated with acquired non-compete and franchise agreements and stock compensation expense of $19 with respect to options granted to Paketeria’s founder and managing director in “Share of losses in Paketeria”.

The activity in the Company’s investments in Paketeria is as follows:

Investment balance as of December 31, 2006	$1,212
Amortization of acquired non-compete and franchise agreements	(35)
Cumulative translation adjustment	7
Company’s share of Paketeria losses - period from January 1, 2007 to March 31, 2007	(133)
Investment balance as of March 31, 2007	$1,051

In January 2007, the Company lent Paketeria €75 ($99, based upon the then current exchange rate) for a period of three months on a note payable. The note bears interest at the rate of 8.0%. The note is immediately due and payable to the extent net proceeds are raised by Paketeria through any equity and/or debt financing. In March 2007, the Company lent Paketeria an additional €75 ($101, based upon the then current exchange rate) for a period of three months on a note payable under similar terms as the previous note except that the note bears interest at the rate of 10.0%. The Note receivable balances are included in Other Current Assets in the Consolidated Balance Sheets.

Note 7: Goodwill and Other Intangible Assets

There were no acquisitions or impairments of goodwill recorded during the three-month period ended March 31, 2007. All the goodwill is related to the OncoPro™ segment in dsIT.

The Company’s amortizable intangible assets consisted of software licenses, with a gross carrying amount of $224 and accumulated amortization of $176 and $182, as of December 31, 2006 and March 31, 2007, respectively. All intangibles assets are being amortized over their estimated useful lives, which averaged five years and the amortization expense for each of the three months ended March 31, 2006 and 2007 amounted to $10 and $6, respectively. Amortization expense of the remaining balance of these assets, for the years ending March 31, 2008, 2009 and 2010, is estimated to be $21 $8, $8 and $5, respectively.

Note 8: Private Placement of Convertible Redeemable Subordinated Debentures

On March 30, 2007, the Company conducted an initial closing of a private placement of its Debentures. At the initial closing the Company issued $4,281 principal amount of the Debentures, at par, and received gross proceeds in the same amount.

From the date of issuance of the Debentures to and including, the first anniversary of the initial closing, 50% of the outstanding principal amount of the Debentures is convertible into shares of the Company’s Common Stock at a price of $3.80 per share. Following the first anniversary of the initial closing, the Debentures are convertible up to the entire principal amount then outstanding. In connection with the convertible feature embedded in the Debentures, the Company has determined the beneficial conversion feature to be $1,654. In according with applicable accounting principles, one-half ($827) was immediately charged to finance expense, net, due to the ability to convert one-half of the Debentures at issuance. The remaining balance of the beneficial conversion feature ($827) is reflected as a discount to the total Debenture amount and will be charged to interest expense over a one-year period (the period after which the remaining one-half of the Debentures may be converted).

By the terms of the offering, each subscriber, in addition to the Debentures, received a warrant exercisable for the purchase of a number of shares equal to 25% of the principal amount of the Debentures purchased by such subscriber, divided by the conversion price of $3.80, resulting in the issuance at the initial closing of Warrants to purchase 281,656 shares. The Warrants are exercisable for shares of the Company’s Common Stock for five years at an exercise price of $4.50 per share and are callable by the Company at any time after the effectiveness of the registration statement and provided that the registration statement has been effective during the period of notice and is effective at the time of the call, the Warrants are subject to call for cancellation, at the option of the Company, on 20 business days notice, upon the Common Stock having achieved a volume weighted average price of $6.00 or more for 20 consecutive trading days. The Company allocated $336 to the value of the warrants based on a valuation performed by an independent consultant who utilized the Call Cap Option Pricing Model reflecting the callable feature embedded in the warrant. The value allocated to the warrants has been reflected as a discount to the total Debenture amount and will be charged to interest expense over the five-year life of the warrants.

The Debentures bear interest at the rate of 10% per annum, payable quarterly and mature on March 30, 2011. If the Company fails to redeem at least 50% of the total outstanding principal amount of the Debentures, together with interest accrued thereon, by the first anniversary of the initial closing, the annual rate of interest payable on the Debentures will be increased to 12%.

In connection with the offering, the Company retained a registered broker-dealer to serve as placement agent. In accordance with the terms of the agreement, the placement agent received a 7% selling commission, 3% management fee, and 2% non-accountable expense allowance, out of the gross proceeds of the offering. In addition, the placement agent was entitled to and received warrants on substantially the same terms as those issued to the subscribers, exercisable for the purchase of the number of shares equal to 10% of the total principal amount of the Debentures sold, divided by the conversion price of $3.80. Out of the gross proceeds received at the initial closing, the Company paid the placement agent commissions and expenses of $596 and issued to the placement agent warrants to purchase 112,658 shares of Common Stock. The value of the warrants issued to the placement agent was determined to be $134 based upon the valuation performed by the independent consultant mentioned above. In addition, the Company paid various other transaction costs of $596. The total debt origination costs of $730 has been reflected as a discount against the total Debenture amount and are to be charged to interest expense over the four year life of the Debentures.

On April 11, 2007, the Company conducted a second and final closing and completed its $6.9 million private placement of the Debentures (see Note 12(a)).

Note 9: Stock Options and Warrants

(a) Acorn Stock Options

A summary of stock option activity for the three months ended March 31, 2007 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,172,835	$2.55
Granted at market price	66,000	$4.53
Granted at discount to market price	79,000	$3.50
Exercised	(58,500)	$1.95		$131
Forfeited or expired	(79,000)	$3.50
Outstanding at March 31, 2007	2,180,335	$2.63	3.1 years	$5,261
Exercisable at March 31, 2007	1,638,658	$2.54	2.4 years	$4,132

The weighted average grant date fair value of 145,000 stock options granted during the first three months of 2007 was $1.14 per share. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	50%
Expected term (years)	1.0 years
Risk free interest rate	5.0%
Expected dividend yield	0.0%

Total stock-based compensation expense included in the Company’s statements of operations for the three months ended March 31, 2006 and 2007, respectively, was:

	Three months ended March 31, 2006	Three months ended March 31, 2007
Cost of sales	$19	$21
Selling, marketing, general and administrative expenses	116	249
Share of losses in Paketeria	—	19
Loss on sale of discontinued operations and contract settlement	315	—
Total stock based compensation expense	$450	$289

(b) dsIT Stock Option Plan

In February 2007, certain members of senior management and employees of dsIT exercised options under the dsIT Key Employee Stock Option Plan. As a result of the exercise of these options, the Company’s holdings in dsIT were diluted to 58%.

(c) Warrants

As noted above in Note 8, the Company issued warrants in connection with its private placement of the Debentures.

A summary of stock warrants activity for the three months ended March 31, 2007 is as follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2006	614,039	$2.79	3.2 years
Granted	394,314	$4.50	5.0 years
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2007	1,008,353	$3.46	3.9 years
Exercisable at March 31, 2007	1,008,353	$3.46	3.9 years

Note 10: Warranty Provision

The Company generally grants its customers one-year product warranty. No provision was made in respect of warranties based on the Company’s previous history.

Note 11: Segment Information

The Company has redefined its reported operating segments. The Company no longer considers its Easybill operations as part of its former IT Solutions segment (current consisting only of OncoPro™ activities) as the Company has reduced its focus on those activities. Easybill activities are currently included in “Other”.  The Company’s current operations are based upon the following two operating segments:

•	RT Solutions whose activities are focused on two areas - naval solutions and other real-time and embedded hardware & software development.

•	OncoPro™ whose activities are comprised of the Company’s OncoPro™ solution state of the art chemotherapy package for oncology and hematology departments.

Other operations include various operations in Israel that do not meet the quantitative thresholds of SFAS No. 131.

Prior year segment disclosures have been conformed to the new segment presentation.

	RT Solutions	OncoPro™	Other (*)	Total
Three months ended March 31, 2007:
Revenues from external customers	$679	$172	$188	$1,039
Intersegment revenues	—	—	—	—
Segment gross profit	175	96	14	285
Segment income (loss)	36	(62)	—	(26)
Three months ended March 31, 2006:
Revenues from external customers	$555	$171	$247	$973
Intersegment revenues	—	—	—	—
Segment gross profit	160	42	26	228
Segment income (loss)	(49)	(37)	(31)	(117)

(*) Represents various operations in Israel that did not meet the quantitative thresholds of SFAS No. 131.

Reconciliation of Segment Income (Loss) to Consolidated Net Loss

	Three months ended March 31,
	2006	2007
Total loss for reportable segments	$(86)	$(26)
Other operational segment income (loss)	(31)	—
Total operating income (loss)	(117)	(26)
Share of losses in Paketeria	—	(187)
Share of losses in Comverge	(210)	—
Net loss of corporate headquarters and other unallocated costs	(261)	(1,484)*
Net loss from continuing operations	(588)	(1,697)
Discontinued operations	78	—
Loss on sale of discontinued operations and contract settlement	(2,298)	—
Total consolidated net loss	$(2,808)	$(1,697)

* Includes $827 of interest expense with respect to the beneficial conversion feature in the private placement of Debentures (see Note 8).

Note 12: Subsequent Events

(a) Private Placement of Convertible Redeemable Subordinated Debentures

On April 11, 2007, the Company completed the second and final closing of the private placement of its Debentures described in Note 8. At the final closing the Company issued $2,605 principal amount of the Debentures, at par, and received gross proceeds in the same amount. The Debentures issued at the final closing have the same terms as those issued at the initial closing described in Note 8. In addition to the Debentures, at the final closing subscribers received a warrant exercisable for the purchase of a number of shares equal to 25% of the principal amount of the Debentures purchased divided by the conversion price of $3.80, resulting in the issuance at the final closing of Warrants to purchase 171,391 shares. The Warrants are exercisable for shares of the Company’s Common Stock for five years at an exercise price of $4.50 per share and are callable by the Company in certain circumstances. Warrants to issue a total of 453,047 shares of Common Stock were issued to subscribers in the first and second closings.

Out of the gross proceeds received at the final closing, the Company paid to the placement agent for the offering commissions and expenses of approximately $325. In addition, in connection with the final closing, the Company issued to the placement agent warrants to purchase an additional 68,553 shares of Common Stock on the same terms as those issued to the subscribers. The total of placement agent commissions and expenses paid in connection with the offering was $864 and the total number of warrants issued to the placement agent was 181,211.

(b) Comverge IPO

On April 18, 2007, Comverge announced the completion of its initial public offering of 6,095,000 shares of common stock, including 795,000 shares sold pursuant to the exercise by the underwriters of their over-allotment option granted to them by certain selling stockholders. The shares are listed on the Nasdaq Global Market under the symbol "COMV". The Company did not sell any of its shares of Comverge common stock in the offering.

Immediately prior to the closing of the Comverge offering on April 18, 2007, all shares of preferred stock of Comverge were converted to common stock of Comverge and the Company currently owns 2,786,021 shares of Comverge common stock, representing 15.9% of the issued and outstanding capital stock of Comverge following the offering.

In connection with the offering, the Company (and all of Comverge’s executive officers, directors and certain of other major stockholders of Comverge), entered into a lock-up agreement under which the Company agreed, subject to limited exceptions, not to transfer or otherwise dispose of any shares of Comverge common stock for a period of at least 180 days from the date of effectiveness of the offering without the prior written consent of the lead manager of the offering.

When an equity method investee such as Comverge issues additional shares to third parties, the percentage ownership interest in the investee decreases. In the event the issuance price per share is higher or lower than the Company’s average carrying amount per share, the Company recognizes a non-cash gain or loss on the issuance. This non-cash gain or loss, net of any deferred taxes, is recognized in the Company’s net income in the period the change of ownership interest occurs. As a result of the Comverge IPO, the Company expects to record a non-cash gain of approximately $15.5 million. Subsequent to the offering, the Company will no longer be accounting for its investment in Comverge under the equity method and will account for its Comverge investment under the cost method.

ACORN FACTOR, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Comverge IPO

On April 18, 2007, Comverge announced the completion of its initial public offering of 6,095,000 shares of common stock, including 795,000 shares sold pursuant to the exercise by the underwriters of the over-allotment option granted to them by certain selling stockholders. The shares are listed on the Nasdaq Global Market under the symbol "COMV". We did not sell any of our Comverge common stock in the offering.

Immediately prior to the closing of the Comverge offering on April 18, 2007, all shares of preferred stock of Comverge were converted to common stock of Comverge and we currently own 2,786,021 shares of Comverge common stock, representing 15.9% of the issued and outstanding capital stock of Comverge following the offering.
In connection with the offering, we (and all of Comverge’s executive officers, directors and certain of other major stockholders of Comverge), entered into a lock-up agreement under which the we agreed, subject to limited exceptions, not to transfer or otherwise dispose of any shares of Comverge common stock for a period of at least 180 days from the date of effectiveness of the offering without the prior written consent of the lead manager of the offering.

Paketeria

In April 2007, we provided Paketeria with an additional short-term loan (three-months) of am amount in euros equal to approximately $165,000 in order to provide it with additional short-term financing to help it support its current expansion and operating activities until it raises funds from a debt or equity offering.

Overview and Trend Information

During the periods included in this report, we operated in two reportable segments: RT Solutions and OncoPro™. The following analysis should be read together with the segment information provided in Note 11 to the interim unaudited consolidated financial statements included in this quarterly report, which information is hereby incorporated by reference into this Item 2.

RT Solutions

Segment revenues reflected a marginal decrease in the first quarter of 2007 as compared to the fourth quarter of 2006, but showed a significant increase over first quarter 2006 revenues. Segment gross profits decreased slightly reflecting the marginal decrease in sales and were also due to reduced profit margins. We are continuing our discussions for strategic alliances for marketing our sonar solutions. We believe that sonar technology solutions will be the primary source of this segment’s future growth and profitability. We expect that we will begin to see increased revenues from our sonar technologies solutions in the coming quarters.

OncoPro™

Segment revenues and gross profit margins decreased significantly in the first quarter of 2007 as compared to the fourth quarter of 2006. We continue to invest significant resources to adapt our OncoPro™ solutions software to the US market. We are also continuing our discussions for a beta-site in the US and strategic alliances for marketing and obtaining additional investment for our OncoPro™ solutions.
Segment revenues decreased somewhat in the first quarter of 2007 as compared to the fourth quarter of 2006, but were stable as compared to the first quarter of 2006. Segment gross profit and gross margins both decreased in the first quarter of 2007 as compared to the fourth quarter of 2007, but increased compared to the first quarter of 2006.

We hope to successfully complete our beta-site work in the second half of 2007 and begin sales of OncoPro™ in the United States in the second half of 2007. . We also anticipate higher development costs associated with the beta-site work and do not expect this segment to reach profitability before 2008.

Comverge

As described above under “Recent Developments”, on April 18, 2007 Comverge announced the completion of its initial public offering. Comverge plans to use the net proceeds from the offering to finance current and future capital requirements of its VPC™ contracts, to finance research and development, to repay indebtedness, to fund any cash consideration for future acquisitions and for other general corporate purposes.

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

In 2007, we have lent Paketeria approximately $365,000 to help it finance its ongoing activities and expansion. Paketeria is currently looking for additional outside equity or debt financing to assist it in its expansion.

Corporate

We have recently raised approximately $6.9 million in a private placement of our Convertible Redeemable Subordinated Debentures. We intend to use the funds raised for general working capital and to finance our search for additional strategic acquisitions and investments.

New Accounting Standards

     Effective January 1, 2007, we adopted FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in our consolidated financial statements. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure.

     The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in a $305,000 reduction to the January 1, 2007 balance of our retained earnings. Results of prior periods have not been restated. Our policy for interest and penalties related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within “Finance income (expense), net” in the Consolidated Statements of Operations.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three months ended March 31, 2006 and 2007, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components.

	Three months ended March 31,				Change from 2006 to
	2006		2007		2007
	($,000)	% of sales	($,000)	% of sales	%
Sales	$973	100%	1,039	100%	7
Cost of sales	745	77	754	73	1
Gross profit	228	23	285	27	25
R&D expenses	26	3	130	13	400
SMG&A expenses	922	95	810	78	(12)
Operating loss	(720)	(74)	(655)	(63)	(9)
Finance income (expense), net	14	(1)	(853)	(82)	(6,193)
Other income , net	330	34	--		(100)
Loss before taxes on income	(376)	(39)	(1,508)	(145)	301
Taxes on income	2	0	2	0	0
Loss from operations of the Company and its consolidated subsidiaries	(378)	(39)	(1,510)	(145)	299
Share in losses of Comverge	(210)	(22)	--		(100)
Share in losses of Paketeria	--	--	(187)	(18)
Net loss from continuing operations	(588)	(60)	(1,697)	(163)	189
Net income from discontinued operations, net of tax	78	8	--		(100)
Loss on sale of discontinued operations and contract settlement	(2,298)	(236)	--		(100)
Net loss	$(2,808)	(289)	$(1,697)	(163)	(40)

Sales. Sales in the first three months of 2007 increased by $66,000 or 7% from $973,000 in the first quarter of 2006 to $1,039,000 in the first quarter of 2007. The increase was primarily attributable to an increase in RT Solutions segment sales partially offset by a decrease in other non-segment sales.

Gross profit. Gross profits in the first three months of 2007 increased by $57,000 or 25% as compared to the first quarter of 2006. The increase was due to increases in both gross profit in both of our RT Solutions and our OncoProTM operating segments. The increase in RT Solutions gross profit was due to increased sales whereas the increase in OncoProTM gross profit was due to an increase in the gross margin.

Selling, marketing, general and administrative expenses (“SMG&A”). SMG&A in the first three months of 2007 decreased by $112,000 or 12% as compared to the first three months of 2006. This decrease was due primarily to a waiver of certain liabilities by senior management in our dsIT subsidiary in order to shore up its results and maintain its working relationship with its banks. This reduction was partially offset by a $133,000 increase in stock option compensation expense recorded with respect to SFAS 123R.

Finance income (expense), net. The increase in finance expense in the first three months of 2007 compared with the first three months of 2006 is due primarily to the interest expense of $827,000 recorded with respect to the beneficial conversion feature associated with the recent private placement of our Debentures.

Other income (expense), net. In the first quarter of 2006, we reached a settlement agreement with an Israeli bank with respect to our claims against the bank and the bank’s counterclaim against us. As a result of the settlement agreement, we recorded income of $330,000, net of legal expenses.

Share of losses in Comverge. In the first quarter of 2006, we recognized $210,000 in previously unrecognized and current losses of our Comverge equity affiliate offsetting our additional investments during the quarter in that amount in Comverge preferred stock. As our investment in Comverge has been reduced to zero, we no longer recorded additional losses against our investment in Comverge.

Share of losses in Paketeria. In the first quarter of 2007, we recognized $133,000 representing our approximately 33% share of Paketeria’s losses for the period. In addition, we also recognized additional losses totaling $54,000 with respect to stock compensation expense associated with a previous option grant to Paketeria’s founder and managing director and amortization related to the acquired value of a non-compete agreement and franchises.

Net income from discontinued operations, net of tax. The results as reported reflect the net results of Databit prior to our sale in March of 2006.

Loss on sale of discontinued operations and contract settlement, net of tax. This loss resulted from the sale of our Databit computer hardware company and contract settlement with our former CEO during the first quarter of 2006.

Liquidity and Capital Resources

As of March 31, 2007, we had working capital of $3.1 million, including $4.3 million of cash and cash equivalents. Net cash provided in the first quarter of 2007 was $2.8 million. Net cash of $0.8 million was used in operating activities during the first quarter of 2007. The primary use of cash in operating activities during the first quarter of 2007 was our corporate expenses of $0.6 million and the net increase in our accounts receivables of $0.2 million. Net cash of $3.6 million was provided from financing activities, primarily from the proceeds of our private placement of debentures and warrants net of related discounts ($3.7 million, net).

Of our total working capital, on March 31, 2007, $0.4 million was in our majority owned dsIT subsidiary. Due to Israeli tax and company law constraints as well as dsIT’s own working capital requirements, such working capital and cash flows from dsIT’s operations are not readily available to finance U.S. corporate activities.

As of April 30, 2007 the Company’s wholly owned US operations (i.e., excluding dsIT) had an aggregate of approximately $6.0 million in cash and cash equivalents, reflecting a $4.5 million increase from the balance as of December 31, 2006.

We believe that the cash available will provide more than sufficient liquidity to finance Acorn’s activities for the foreseeable future and for the next 12 months in particular. As of March 31, 2007, dsIT was utilizing approximately $160,000 of its approximate $400,000 lines of credit. dsIT's lines of credit are denominated in NIS and bear a weighted average interest rate of the Israeli prime rate plus 2.07% per annum. The Israeli prime rate fluctuates and as of March 31, 2007 was approximately 5.5%. In February 2007, dsIT and one of its banks agreed to convert NIS 450,000 (or approximately $107,000) of its lines of credit to a term loan to be paid over a period of one-year with the terms of the remaining balance in the line of credit to be revisited in June 2007. At March 31, 2007, dsIT was in technical violation of covenants under its line of credit with its other bank. This bank is continuing to provide funding to dsIT despite the technical violation and has not formally notified dsIT of any violation or any contemplated action. Acorn has agreed to be supportive of dsIT’s liquidity requirements over the next 12 months.

Contractual Obligations and Commitments

Our contractual obligations and commitments at March 31, 2007, excluding certain severance arrangements described below, principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and potential severance obligations to Israeli employees and are set forth in the table below.

	Cash Payments Due During Year Ending March 31,
	(amounts in thousands)
Contractual Obligations	Total	2008	2009-2010	2011-2012	2013 and thereafter
Long-term debt	$4,381	$100	$—	$4,281*	$—
Operating leases (1)	1,055	561	494	—	—
Potential severance obligations to Israeli employees (2)	2,293	—	—	—	2,293
Investor relations	—	46	—	—	—
Buy-out of Paketeria loan (3)	93	93	—	—	—
Total contractual cash obligations	$7,868	$800	$494	$4,281	$2,293

* The long-term debt due in the period 2011-2012 does not include the $2.6 million due as a result of the completion of the private placement of our Debentures in April 2007 (see Overview and Trend Information).

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

(2) Under Israeli law and labor agreements, dsIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and ending salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of March 31, 2007, we accrued a total of $2.3 million for potential severance obligations of which approximately $1.5 million was funded with cash to insurance companies.

(3) As a part of our initial agreement to invest in Paketeria, we agreed to the purchase of a €210,000 ($280,000) principal promissory note issued by Paketeria to its founder and managing director. Under the terms of the agreement, we must purchase one-third of the note from the founder for a cash payment equal to one-third of the principal amount, plus accrued interest, upon Paketeria having achieved each of three franchise licensing milestones—the licensing of its 60th, 75th, and 115th franchises. In 2006, we purchased the first two-thirds of the €210,000 ($280,000) principal promissory note. We expect to purchase the remaining €70,000 ($93,000) of the note within the next year, upon the achievement of the third and final milestone.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit incurred to finance our operations in Israel, currently approximately $160,000. Additionally, our monetary assets and liabilities (net liability of approximately $0.3 million) in Israel are exposed to fluctuations in exchange rates. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or foreign currency exchange rate exposures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits.

4.1	Form of Convertible Debenture (incorporated herein by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, (the “2006 10-K”).

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.10 to the 2006 10-K).

#4.3	Form of Agent Warrant.

10.1
Acorn Factor, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2007 (the “February 2007 8-K”).*

10.2	Acorn Factor, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the February 2007 8-K).*

10.3	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.47 to the 2006 10-K).

10.4	Placement Agent Agreement between First Montauk Securities Corp. and the Registrant dated March 8, 2007(incorporated herein by reference to Exhibit 10.48 to the 2006 10-K) .

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#  This Exhibit is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.

ACORN FACTOR, INC.

Dated: May 16, 2007	By:	/s/ Michael Barth
Michael Barth
Chief Financial Officer