Form 10-Q
period 2007-06-30
ACORN FACTOR, INC.
filed 2007-08-20
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2007
Common Stock, $0.01 par value per share	10,117,943 shares

ACORN FACTOR, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended June 30, 2007

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

ACORN FACTOR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31, 2006	As of June 30, 2007
		(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,521	$5,127
Accounts receivable, net	1,373	830
Unbilled work-in-process	393	494
Other current assets	316	1,686
Total current assets	3,603	8,137
Property and equipment, net	445	551
Investment in Comverge	—	28,387
Investment in Paketeria	1,212	875
Funds in respect of employee termination benefits	1,568	1,360
Goodwill	97	95
Other intangible assets, net	48	9
Other assets	285	170
Total assets	$7,258	$39,584
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank credit	$462	$166
Current maturities of long-term debt	26	71
Note payable - related party	300	—
Trade accounts payable	378	430
Accrued payroll, payroll taxes and social benefits	478	863
Other current liabilities	1,700	2,125
Total current liabilities	3,344	3,655
Long-term liabilities:
Investment in Comverge, net	1,824	—
Convertible debt, net of discounts	—	4,470
Liability for employee termination benefits	2,545	1,968
Other liabilities	6	3
Total long-term liabilities	4,375	6,441
Shareholders’ equity:
Common stock - $0.01 par value per share:
Authorized - 20,000,000 shares; Issued -10,276,030 shares and 10,451,905 at December 31, 2006 and June 30, 2007	102	104
Additional paid-in capital	43,987	47,535
Warrants	888	1,629
Accumulated deficit	(41,904)	(30,295)
Treasury stock, at cost - 777,371 shares for December 31, 2006 and June 30, 2007, respectively	(3,592)	(3,592)
Accumulated other comprehensive income	58	14,107
Total shareholders’ equity (deficit)	(461)	29,488
Total liabilities and shareholders’ equity	$7,258	$39,584

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Six months ended June 30,		Three months ended June 30,
	2006	2007	2006	2007
Sales:
Projects	$1,521	1,287	$791	$475
Services	434	403	197	197
Other	8	30	2	9
Total sales	1,963	1,720	990	681
Cost of sales:
Projects	1,021	1,042	482	461
Services	369	337	163	164
Other	—	—	—	—
Total cost of sales	1,390	1,379	645	625
Gross profit	573	341	345	56
Operating expenses:
Research and development expenses	97	233	71	103
Selling, marketing, general and administrative expenses	1,966	1,859	1,044	1,049
Total operating expenses	2,063	2,092	1,115	1,152
Operating loss	(1,490)	(1,751)	(770)	(1,096)
Finance expense, net	(6)	(2,111)	(20)	(1,258)
Gain on public offering of Comverge	—	16,169	—	16,169
Other income, net	330	—	—	—
Income (loss) before taxes on income	(1,166)	12,307	(790)	13,815
Taxes on income	(6)	(5)	(4)	(3)
Income (loss) from operations of the Company and its consolidated subsidiaries	(1,172)	12,302	(794)	13,812
Share of losses in Comverge	(210)	—	—	—
Share of losses in Paketeria	—	(388)	—	(201)
Net income (loss) from continuing operations	(1,382)	11,914	(794)	13,611
Net income from discontinued operations, net of tax	78	—	—	—
Loss on sale of discontinued operations and contract settlement, net of tax	(2,298)	—	—	—
Net income (loss)	$(3,602)	$11,914	$(794)	$13,611
Basic net income (loss) per share:
Income (loss) per share from continuing operations	$(0.17)	$1.25	$(0.10)	$1.42
Discontinued operations	(0.27)	—	—	—
Net income (loss) per share - basic	$(0.44)	$1.25	$(0.10)	$1.42
Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$(0.17)	$1.05	$(0.10)	$1.11
Discontinued operations	(0.27)	—	—	—
Net income (loss) per share -diluted	$(0.44)	$1.05	$(0.10)	$1.11
Weighted average number of shares outstanding -
Basic	8,152	9,549	8,161	9,583
Diluted	8,152	11,560	8,161	12,463

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balances as of December 31, 2006	10,276	$102	$43,987	$888	$(41,904)	$(3,592)	$58	$(461)

Net income	—	—	—	—	11,914	—	—	11,914

FAS 115 adjustment on Comverge shares, net of deferred taxes	—	—	—	—	—	—	14,043	14,043
Differences from translation of financial statements of subsidiaries	—	—	—	—	—	—	6	6
Comprehensive income								25,963

FIN 48 adjustment	—	—	—	—	(305)	—	—	(305)

Exercise of options and warrants	176	2	504	(3)	—	—	—	503

Adjustment of transaction costs of prior year private placement	—	—	68	—	—	—	—	68

Warrants issued to placement agent with respect to private placement of Debentures	—	—	—	213	—	—	—	213

Warrants issued with respect to private placement of Debentures	—	—	—	531	—	—	—	531

Beneficial conversion feature with respect to private placement of Debentures	—	—	2,570	—	—	—	—	2,570

Stock option compensation	—	—	406	—	—	—	—	406
Balances as of June 30, 2007	10,452	$104	$47,535	$1,629	$(30,295)	$(3,592)	$14,107	$29,488

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six months ended June 30,
	2006	2007
Cash flows provided by (used in) operating activities:
Net income (loss)	$(3,602)	$11,914
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	112	67
Impairment of software license	—	23
Share in losses of Comverge	210	—
Share in losses of Paketeria	—	356
Decrease in liability for employee termination benefits	(25)	(250)
Amortization of stock-based deferred compensation	462	406
Loss on sale of Databit and contract settlement	2,298	—
Amortization of beneficial conversion feature, debt origination costs and value of warrants in private placement of Debentures	—	1,945
Gain on public offering of investment in Comverge	—	(16,169)
Other	3	(1)
Change in operating assets and liabilities:
Decrease in accounts receivable, unbilled work-in process and other current and other assets	68	417
Increase in inventory	(18)	—
Increase (decrease) in accounts payable and other liabilities	(656)	295
Net cash used in operating activities	(1,148)	(997)
Cash flows provided by (used in) investing activities:
Release of restricted cash	247	—
Release of restricted cash (under agreement with a related party)	1,350	—
Investment in Comverge	(210)	—
Short-term loans provided to Paketeria	—	(733)
Amounts funded for employee termination benefits	(82)	(26)
Utilization of employee termination benefits	97	62
Acquisitions of property and equipment	(78)	(167)
Sale of Databit Inc. - Appendix A	(911)	—
Net cash provided by (used in) investing activities	413	(864)
Cash flows provided by (used in) financing activities:
Short-term debt repayments, net	22	(296)
Proceeds from long-term debt	—	107
Proceeds from convertible debentures with warrants net of transaction costs	—	5,840
Repayments of long-term debt	(74)	(62)
Repayment of related party note payable	—	(300)
Proceeds from employee stock option and warrant exercises	44	178
Net cash provided by (used in) financing activities	(8)	5,467
Net increase (decrease) in cash and cash equivalents	(743)	3,606
Cash and cash equivalents at beginning of period	913	1,521
Cash and cash equivalents at end of period	$170	$5,127

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

Non-cash financing and investing items
Value of beneficial conversion feature upon issuance of convertible debentures		$2,570
Unrealized gain from Comverge shares		$14,043
Amount due from broker on account of options exercised		$325
Adjustment of retained earnings and other current liabilities with respect to the adoption of FIN 48		$305
Appendix A
Assets/liabilities disposed of in disposition of Databit Inc. and contract settlement:
Current assets	$2,815
Non-current assets	40
Debt	(20)
Current liabilities	(1,816)
Stock compensation costs	315
Unpaid transaction costs in disposition of Databit and contract settlement	63
Other	(10)
Loss on the sale of Databit and contract settlement	$(2,298)
Net cash used in business disposition	$(911)

ACORN FACTOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Acorn Factor, Inc. (“AFI”) and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to the Company’s prior period’s consolidated financial statements to conform to the current period’s consolidated financial statement presentation.

Note 2: Financing of Operations

On April 11, 2007, the Company completed the second and final closing of its private placement of 10% Convertible Redeemable Subordinated Debentures (the “Debentures”) (see Note 8) raising approximately $6.9 million (approximately $5.8 million net of agent’s commissions and expenses and other transaction costs).

dsIT was utilizing $166 of its approximate $400 lines of credit as of June 30, 2007. dsIT's lines of credit are denominated in NIS and bear a weighted average interest rate of the Israeli prime rate plus 2.08% per annum. The Israeli prime rate fluctuates and as of June 30, 2007 was 5.50%.

Note 3: Accounting Change

Prior to January 1, 2007, the Company recognized income tax accruals with respect to uncertain tax positions based upon Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” Under SFAS No. 5, the Company recorded a liability associated with an uncertain tax position if the liability was both probable and estimable. Our liability under SFAS No. 5 included interest and penalties, which were recognized as incurred within “Finance expense, net” in the Consolidated Condensed Statements of Operations.

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

Note 5: Investment in Comverge Inc. (Comverge)

On April 18, 2007, Comverge completed its initial public offering of 6,095,000 shares of common stock at a price of $18.00 a share, including 795,000 shares sold pursuant to the exercise by the underwriters of their over-allotment option granted to them by certain selling stockholders. The shares are listed on the Nasdaq Global Market under the symbol "COMV". The Company did not sell any of its shares of Comverge common stock in the offering.

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

Prior to the public offering, the Company accounted for its Comverge investment on the equity method. However, since the Company’s share of losses attributable to its Comverge preferred stock equaled its investment in Comverge’s preferred stock, the Company ceased recording equity losses in Comverge.

When an equity method investee such as Comverge issues additional shares to third parties, the percentage ownership interest in the investee decreases. In the event the issuance price per share is higher or lower than an equity method investor’s average carrying amount per share, the investor recognizes a non-cash gain or loss on the issuance. This non-cash gain or loss is recognized in the investor’s net income in the period the change of ownership interest occurs. As a result of the Comverge offering, the Company recorded an increase in its investment in Comverge and recorded a non-cash gain of $16,169 in “Gain on public offering of Comverge”. Subsequent to the offering, the Company no longer accounts for its investment in Comverge under the equity method and accounts for its Comverge investment under the cost method.

Due to certain restrictions relating to the shares of Comverge’s common stock owned by the Company, not all of the Company’s 2,786,021 Comverge shares can be considered “available-for-sale” under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. The Company’s management has determined that at June 30, 2007, approximately 543,000 shares of Comverge’s common stock can be considered unrestricted under the provisions of SFAS 115, and accordingly recorded an increase in its investment balance by $14,043 and recorded a deferred tax liability of $5,035 (and an offsetting deferred tax asset of $5,035 with respect to the utilization of the Company’s NOL’s) to Accumulated Other Comprehensive Income with respect to the recording those shares at fair market value.

Note 6—Paketeria GmbH (Paketeria)

Paketeria’s summary results of operations for the six and three-month periods ended June 30, 2007 is as follows:

	Six months ended June 30, 2007	Three months ended June 30, 2007
Sales	$1,514	$939
Gross loss	$(190)	$(83)
Net loss	$(895)	$(492)

The Company currently owns approximately 33% of Paketeria’s outstanding shares and accordingly, records 33% of Paketeria’s losses as equity loss in Paketeria.

The Company’s Share of losses in Paketeria is comprised of the following:

	Six months ended June 30, 2007	Three months ended June 30, 2007
Equity loss in Paketeria	$(293)	$(161)
Amortization expense associated with acquired non-compete and franchise agreements and change in value of put option	(63)	(27)
Stock compensation expense	(32)	(13)
Share of losses in Paketeria	$(388)	$(201)

The activity in the Company’s investment in Paketeria is as follows:

Investment balance as of December 31, 2006	$1,212
Amortization of acquired non-compete and franchise agreements and change in value of put option	(63)
Cumulative translation adjustment	19
Company’s share of Paketeria losses - period from January 1, 2007 to June 30, 2007	(293)
Investment balance as of June 30, 2007	$875

During the six months ended June 30, 2007, the Company lent Paketeria a total of €545 ($733, based upon the then current exchange rates) on a series of promissory notes. The notes bear interest at the rate of 10.0% and were each for a period of 90 days. Matured notes have not been repaid and continue to bear interest. The total note balances at June 30, 2007 of $745 (at current exchange rates) are included in Other Current Assets in the Consolidated Balance Sheets.

Subsequent to June 30, 2007, the Company lent Paketeria an additional €205 ($281, based on the then current exchange rates) and consolidated all the notes under a Bridge Loan Agreement. Under the terms of the Bridge Loan Agreement, the amounts lent to Paketeria bear interest at 10% and the entire principal amount plus accrued interest is to be converted to equity upon the successful private placement of Paketeria securities (see Note 12 - Subsequent Events). If the private placement is unsuccessful and Paketeria is unable to complete another transaction providing the necessary liquidity, Paketeria may not have sufficient funds to finance its activities and may not be able to continue to operate as a going concern.

Note 7: Goodwill and Other Intangible Assets

There were no acquisitions or impairments of goodwill recorded during the three-month period ended June 30, 2007. All the goodwill is related to the OncoPro segment in dsIT.

The Company’s amortizable intangible assets consisted of software licenses, with a gross carrying amount of $224 and $201 as of December 31, 2006 and June 30, 2007 respectively and accumulated amortization of $176 and $191, as of December 31, 2006 and June 30, 2007, respectively. In the second quarter of 2007, the Company recognized an impairment of $23 with respect to software licenses associated with its Easybill product. All intangible assets are being amortized over their estimated useful lives, which averaged five years and the amortization expense for each of the six months ended June 30, 2006 and 2007 amounted to $19 and $13, respectively. Amortization expense of the remaining balance of these assets, for the year ending June 30, 2008 is estimated to be $9.

Note 8: Private Placement of Convertible Redeemable Subordinated Debentures

On March 30, 2007, the Company conducted an initial closing of a private placement of its Debentures. At the initial closing the Company issued $4,281 principal amount of the Debentures, at par, and received gross proceeds in the same amount. On April 11, 2007, the Company conducted a second and final closing of a private placement of its Debentures. At the second closing the Company issued $2,605 principal amount of the Debentures, at par, and received gross proceeds in the same amount.

From the date of issuance of the Debentures to and including, the first anniversary of the closing, 50% of the outstanding principal amount of the Debentures is convertible into shares of the Company’s Common Stock at a price of $3.80 per share. Following the first anniversary of the closing, the Debentures are convertible up to the entire principal amount then outstanding.

The Company determined the fair value of the beneficial conversion feature of the Debentures issued at the initial closing to be $1,654. In accordance with applicable accounting principles, one-half ($827) was immediately charged to interest expense, net in the first quarter of 2007, due to the ability to convert one-half of the Debentures at issuance. The remaining balance of the beneficial conversion feature ($827) was reflected as a discount to the total Debenture amount and is charged to interest expense over a one-year period (the period after which the remaining one-half of the Debentures may be converted). With respect to the initial closing, the Company recorded interest expense of $325 in the six months ended June 30, 2007 with respect to the aforementioned remaining balance of the beneficial conversion feature from the initial closing.

The Company determined the fair value of the beneficial conversion feature of the Debentures issued at the second closing to be $916. In accordance with applicable accounting principles, one-half ($458) was immediately charged to interest expense, net in the second quarter of 2007, due to the ability to convert one-half of the Debentures at issuance. The remaining balance of the beneficial conversion feature ($458) was reflected as a discount to the total Debenture amount and is charged to interest expense over a one-year period (the period after which the remaining one-half of the Debentures may be converted). With respect to the second closing, the Company recorded interest expense of $158 with respect to the aforementioned remaining balance of the beneficial conversion feature from the second closing.

By the terms of the offering, each subscriber, in addition to the Debentures, received a warrant exercisable for the purchase of a number of shares equal to 25% of the principal amount of the Debentures purchased by such subscriber, divided by the conversion price of $3.80, resulting in the issuance of Warrants to purchase 281,656 shares at the initial closing and 171,391 shares at the second and final closing. The Warrants are exercisable for shares of the Company’s Common Stock for five years at an exercise price of $4.50 per share and are callable by the Company at any time after the effectiveness of the registration statement and provided that the registration statement has been effective during the period of notice and is effective at the time of the call, the Warrants are subject to call for cancellation, at the option of the Company, on 20 business days notice, upon the Common Stock having achieved a volume weighted average price of $6.00 or more for 20 consecutive trading days. The Company allocated $532 to the value of the warrants based on a valuation performed by an independent consultant who utilized the Black Scholes method and applied a discount reflecting the callable feature embedded in the warrant. The value allocated to the warrants has been reflected as a discount to the total Debenture amount and will be charged to interest expense over the five-year life of the warrants. In the six months ended June 30, 2007, the Company recorded interest expense of $45 with respect to these warrants.

The Debentures bear interest at the rate of 10% per annum, payable quarterly and mature on March 30, 2011. If the Company fails to redeem at least 50% of the total outstanding principal amount of the Debentures, together with interest accrued thereon, by the first anniversary of the initial closing, the annual rate of interest payable on the Debentures will be increased to 12%.

In connection with the offering, the Company retained a registered broker-dealer to serve as placement agent. In accordance with the terms of the agreement, the placement agent received a 7% selling commission, 3% management fee, and 2% non-accountable expense allowance, out of the gross proceeds of the offering. In addition, the placement agent was entitled to and received warrants on substantially the same terms as those issued to the subscribers, exercisable for the purchase of the number of shares equal to 10% of the total principal amount of the Debentures sold, divided by the conversion price of $3.80. Out of the gross proceeds received, the Company paid the placement agent commissions and expenses of $864 and issued to the placement agent warrants to purchase 181,211 shares of Common Stock. The value of the warrants issued to the placement agent was determined to be $213 based upon the valuation performed by the independent consultant mentioned above. In addition, the Company paid various other transaction costs of $182. The total debt origination costs of $1,259 has been reflected as a discount against the total Debenture amount and are to be charged to interest expense over the four year life of the Debentures. In the six months ended June 30, 2007, the Company recorded interest expense of $132 with respect to these debt origination costs.

Note 9: Stock Options and Warrants

(a) Acorn Stock Options

A summary of stock option activity for the six months ended June 30, 2007 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,172,835	$2.55
Granted at market price	66,000	$4.53
Granted at discount to market price	79,000	$3.50
Exercised	(173,500)	$2.86		$270
Forfeited or expired	(92,667)	$3.64
Outstanding at June 30, 2007	2,051,668	$2.58	2.9 years	$5,595
Exercisable at June 30, 2007	1,563,334	$2.43	2.3 years	$4,515

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

Total stock-based compensation expense included in the Company’s statements of operations for the six and three months ended June 30, 2006 and 2007, respectively, was:

	Six months ended June 30, 2006	Six months ended June 30, 2007	Three months ended June 30, 2006	Three months ended June 30, 2007
Cost of sales	$21	$22	$2	$1
Selling, marketing, general and administrative expenses	441	352	325	103
Share of losses in Paketeria	—	32	—	13
Loss on sale of discontinued operations and contract settlement	315	—	—	—
Total stock based compensation expense	$777	$406	$327	$117

(b) dsIT Stock Option Plan

In February 2007, certain members of senior management and employees of dsIT exercised options under the dsIT Key Employee Stock Option Plan. As a result of the exercise of these options, the Company’s holdings in dsIT were diluted to 58%.

(c) Warrants

As noted above in Note 8, the Company issued warrants in connection with its private placement of the Debentures.

A summary of stock warrants activity for the six months ended June 30, 2007 is as follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2006	614,039	$2.79	3.2 years
Granted	746,916	$4.50	4.8 years
Exercised	(2,375)	$2.78
Forfeited or expired	—	—
Outstanding at June 30, 2007	1,358,580	$3.73	3.9 years
Exercisable at June 30, 2007	1,358,580	$3.73	3.9 years

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

Note 11: Segment Information

The Company has redefined its reported operating segments. The Company no longer considers its Easybill operations as part of its former IT Solutions segment (current consisting only of OncoPro™ activities) as the Company has reduced its focus on those activities. Easybill activities are currently included in “Other”. The Company’s current operations are based upon the following two operating segments:

•	RT Solutions whose activities are focused on two areas - naval solutions and other real-time and embedded hardware & software development.

•	OncoPro™ whose activities are comprised of the Company’s OncoPro™ solution state of the art chemotherapy package for oncology and hematology departments.

Other operations include various operations in Israel that do not meet the quantitative thresholds of SFAS No. 131.

Prior year segment disclosures have been conformed to the new segment presentation.

	RT Solutions	OncoPro™	Other (*)	Total
Six months ended June 30, 2007:
Revenues from external customers	$1,103	$269	$348	$1,720
Intersegment revenues	—	—	—	—
Segment gross profit (loss)	261	108	(28)	341
Segment loss	(233)	(219)	(130)	(582)
Six months ended June 30, 2006:
Revenues from external customers	$1,334	$315	$314	$1,963
Intersegment revenues	—	—	—	—
Segment gross profit	487	55	31	573
Segment income (loss)	(36)	(114)	(68)	(218)

Three months ended June 30, 2007:
Revenues from external customers	$424	$97	$160	$681
Intersegment revenues	—	—	—	—
Segment gross profit (loss)	86	12	(42)	56
Segment income (loss)	(269)	(157)	(130)	(556)
Three months ended June 30, 2006:
Revenues from external customers	$702	$144	$144	$990
Intersegment revenues	—	—	—	—
Segment gross profit	327	13	5	345
Segment income (loss)	13	(77)	(37)	(101)

(*) Represents various operations in Israel that did not meet the quantitative thresholds of SFAS No. 131.

Reconciliation of Segment Loss to Consolidated Net Income (Loss)

	Six months ended June 30,		Three months ended June 30,
	2006	2007	2006	2007
Total loss for reportable segments	$(150)	$(452)	$(64)	$(426)
Other operational segment loss	(68)	(130)	(37)	(130)
Total operating loss	(218)	(582)	(101)	(556)
Share of losses in Paketeria	—	(388)	—	(201)
Share of losses in Comverge	(210)	—	—	—
Gain recorded on Comverge public offering	—	16,169	—	16,169
Net loss of corporate headquarters and other unallocated costs	(954)	(3,285)	(693)	(1,801)
Net loss from continuing operations	(1,382)	11,914	(794)	13,611
Discontinued operations	78	—	—	—
Loss on sale of discontinued operations and contract settlement	(2,298)	—	—	—
Total consolidated net income (loss)	$(3,602)	$11,914	$(794)	$13,611

* Includes $1,946 and $1,119 of during the six and three months ended June 30, 2007, respectively, of interest expense with respect to the private placement of Debentures (see Note 8).

Note 12: Subsequent Events

Paketeria Private Placement

In August 2007, as part of a private placement, Paketeria has received subscription agreements to raise approximately €1,540 ($2,071) by way of a share issuance. Subscriptions are binding commitments once accepted by the Paketeria. Paketeria will accept the subscriptions once all funds have been received in an escrow account. As of August 17, 2007, €1,115 ($1,500) had been received in the escrow account. The shares will be issued by way of a capital increase against contribution of cash on the basis of a valuation of €133.33 per Euro share capital, representing a pre-money valuation of Paketeria of €8,000 ($10,760).

In addition, concurrent with the private placement, the Company is to convert shareholder loans in the aggregate principal amount of €750 ($1,009) plus accrued interest, into shares of Paketeria on the same basis as the private placement. Additionally, exercised its option under the August 2006 investment agreement to acquire a convertible promissory note in the amount of €70 ($94) plus accrued interest. The Company intends to convert this balance into shares of Paketeria on the basis of an evaluation of € 50.70 loan/interest nominal value per Euro share capital (the valuation from the August 2006 investment agreement) upon the closing of the private placement.

After the private placement and related transactions described above, the Company will own approximately 32% of Paketeria.

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

Out of the gross proceeds of the offering, we paid the placement agent commissions and expenses of approximately $0.9 million and other transaction costs of $0.2 million. In addition, we issued to the placement agent warrants to purchase 181,211 shares of common stock on substantially the same terms as those issued to the subscribers.

Comverge IPO

On April 18, 2007, Comverge completed its initial public offering of 6,095,000 shares of common stock, including 795,000 shares sold pursuant to the exercise by the underwriters of the over-allotment option granted to them by certain selling stockholders. The shares are listed on the Nasdaq Global Market under the symbol "COMV". We did not sell any of our Comverge common stock in the offering.

Immediately prior to the closing of the Comverge offering on April 18, 2007, all shares of preferred stock of Comverge were converted to common stock of Comverge and we currently own 2,786,021 shares of Comverge common stock, representing approximately 14.3% of the issued and outstanding capital stock of Comverge.

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

As a result of the offering, we recorded a gain of approximately $16.2 million with respect to the adjustment of the balance recorded as our investment in Comverge to our share of Comverge’s equity subsequent to the offering. In addition, we have also recorded $14.0 million as comprehensive income (net of deferred taxes), the market value of those shares, which at June 30, 2007 we believed not to be restricted. The total market value of our Comverge investment of 2,786,021 shares (comprised of restricted and unrestricted shares as determined under SFAS 115) at June 30, 2007 was approximately $86.4 million based on the June 30, 2007 closing market price of $31.01 per share.

Paketeria

In the period from January to July 2007, we provided Paketeria with numerous short-term loans of an amount in euros equal to approximately $1.0 million in order to provide it with short-term financing to help it support its current expansion and operating activities until it raised funds from a debt or equity offering. In August 2007, Paketeria is in the process of completing a €1.5 million ($2.0 million) private placement of its shares at an €8.0 million ($10.8 million) company value (pre-money). In the course of the private placement, we shall convert all of our note receivable balances (€750,000 or $1.0 million) and accumulated interest to equity in Paketeria. In addition, as part of the agreement, we are also to exercise our final option and acquired a €70,000 ($94,000) note from Paketeria and convert it to equity as well. After the completion of the private placement and related transactions described above, we will own approximately 32% of Paketeria.

dsIT Solutions

In May 2007, dsIT signed a contract to supply its AquaShield Diver Detection Sonar (DDS) system to a leading European oil terminal operator. The system is believed to be the first system in the world designed and operated to protect a strategic coastal energy installation. The DDS is dsIT’s state-of-the art underwater surveillance system, which supports automatic detection, tracking and classification of any moving underwater body or object. The DDS will monitor the waters surrounding the oil terminal in order to detect underwater intrusion and prevent sabotage.

In June 2007, dsIT also received a $7.3 million order for a sonar and underwater acoustics system from the Israeli Ministry of Defense.

Local Power

In July 2007, we acquired ten percent of Local Power (LPI), a California-based corporation formed recently by a pioneer in the restructuring of the $325 Billion US retail electricity market. We will have the right, for 12 months, to purchase an additional 41 percent stake in LPI, bringing our potential total ownership position to 51 percent

LPI provides consultation services and energy intelligence tools to enable cities to develop renewable electricity resources on a massive scale while utilizing the local utility’s distribution infrastructure. LPI’s founder, Paul Fenn, created Community Choice Aggregation (CCA), a revolutionary method by which cities can dramatically accelerate deployment of local green power infrastructure in order to diversify their electric power away from fossil fuel to renewable energy and achieve more stable, competitive rates for their communities.

LPI is building a recurring revenue business with its highly scalable energy service bureau model, assisting cities to adopt, implement and manage CCA networks. CCA offers numerous benefits - city governments become strategic investors in renewable power, local jobs are promoted, rates are stabilized, and the service is popular with environmentally conscious politicians and voters.

Corporate

Under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and the rules thereunder, we are, as of June 30, 2007 deemed to be an investment company as the “value” of “investment securities” we own accounts for more than 40% of the total “value” of our assets, exclusive of “government securities,” cash and certain cash items. The shares of Comverge common stock we own are investment securities” under the Act and account for significantly more than 40% of the value of our total assets.

We have availed ourselves of the provision under Rule 3a-2 under the Investment Company Act that exempts an issuer from investment company status for up to one year, so long as it has a bona fide intent to promptly (in any event within a one year period) be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities.

Our management and Board of Directors are formulating plans for returning the Company to compliance with the numerical tests for exemption from investment company status as soon as possible and no later than June 30, 2008. These plans would likely include the acquisition of one or more wholly-owned, majority-owned, or primarily-controlled operating businesses. Steps in effectuating these plans may include the sale and or distribution to our shareholders of Comverge shares, and/or a merger or other acquisition transaction. We may find that we are not able to identify and acquire during the one-year period, a suitable operating business or businesses on terms acceptable to us. While we could request an order from the SEC to give us additional time beyond the one year period allowed by Rule 3a-2 to sell and/or distribute Comverge shares and take any other action necessary to come into compliance with the Investment Company Act, the Board of Directors has not determined to request such an order and there is no assurance that such an order would be granted.

If we are unable to come into compliance with the Investment Company Act before June 30, 2008 (or any later date to which that may be extended by the SEC), we may be in violation of the Investment Company Act. If we were deemed to be operating as an illegally unregistered investment company, the consequences could potentially be severe. Among other things, the Company would be prohibited from engaging in business in the United States (including non-investment company business) and all of its contracts would become voidable at the election of the counterparty.

Overview and Trend Information

Acorn Factor specializes in funding and accelerating the growth of emerging ventures that promise meaningful improvements in the economic and environmental efficiency of the energy sector.

  We invest in promising companies led by what we believe to be great entrepreneurs. And we add value by helping our companies with branding, positioning, strategy, and business development guidance. Acorn is a global company with equity interests currently in three promising businesses. Comverge (14.3%) is a leading clean energy provider and Red Herring 100 Company. DSIT (58%) is a leader in underwater security systems for strategic coastal energy infrastructure. Local Power (10%) is the creator of community choice aggregation, a revolution in renewable power and retail markets for electricity. We also currently have a 33% investment in Paketeria, a German company which is the innovator of Germany's first "Super Service Market".

Consistent with our plans for returning to compliance for the test for exemption under the Investment Company Act, we seek opportunities in companies which will be majority owned or primarily-controlled operating businesses.

During the periods included in this report, we operated in two reportable segments: RT Solutions and OncoPro™. The following analysis should be read together with the segment information provided in Note 11 to the interim unaudited consolidated financial statements included in this quarterly report, which information is hereby incorporated by reference into this Item 2.

RT Solutions

Segment revenues reflected a significant decrease in the second quarter of 2007 as compared to the first quarter of 2007 as well as a significant decrease during the first six months of 2007 as compared to the first six months of 2006. Decreased revenues were the result of a reduction in the backlog of projects in the first and second quarters of 2007. Segment gross profits decreased significantly for both the second quarter of 2007 as compared to the first quarter of 2007 and the first six months of 2007 as compared to the first six months of 2006 reflecting the decrease in sales as well as reduced profit margins. We expect that we will begin to see significantly increased revenues, gross profits and gross margins in the coming quarters as a result of the increase in our backlog (to over $8 million) resulting primarily from the recently announced contracts received by dsIT (see “Recent Developments”). Both of these new contracts are in our sonar technologies solutions are of our RT Solutions segment. We believe that sonar technology solutions will be the primary source of this segment’s future growth and profitability.

OncoProTM

Segment revenues reflected a significant decrease in the second quarter of 2007 as compared to the first quarter of 2007 as well as a significant decrease during the first six months of 2007 as compared to the first six months of 2006. Decreased revenues were the result of reduced hours approved for payment as well as the redirection of employees to perform development work with respect to a planned beta site in the United States. Segment gross profits decreased significantly for the second quarter of 2007 as compared to the first quarter of 2007, but increased during the first six months of 2007 as compared to the first six months of 2006. The decrease in gross profits in the second quarter of 2007 as compared to the first quarter of 2007 was due to reduced billable hours performed by our OncoProTM team.

We do not expect that we will see significantly increased revenues, gross profits or gross margins in the coming quarters.

We have effectively halted our beta-site development work as we continue our discussions and seek strategic alliances for marketing and obtaining additional investment for our OncoPro™ solutions.

Comverge

As described above under “Recent Developments”, on April 18, 2007 Comverge completed its initial public offering. Comverge plans to use the net proceeds from the offering to finance current and future capital requirements of its VPC™ contracts, to finance research and development, to repay indebtedness, to fund any cash consideration for future acquisitions and for other general corporate purposes.

Paketeria

We account for our Paketeria investment the equity method and, as such, currently record approximately 33% of its income or loss in our consolidated results. As part of the currently in process private placement by Paketeria (see “Recent Developments”), it is in the process of raising approximately €1.5 million ($2.0 million) and we are converting approximately $1 million of debt to equity in Paketeria. If the offering is completed as contemplated, our shareholdings will be reduced to approximately 32%.

Paketeria was established to take advantage of the privatization and subsequent substantial reduction in retail outlets of the German post office. Since the beginning of 2006, Paketeria has doubled in size to four company owned stores and 60 franchised stores. In 2007, Paketeria is continuing its expansion of stores. In addition, Paketeria is planning to add additional services to its unique “Super Services Market” format. Planned additions to its services menu include an Internet pharmacy and telecommunication services in cooperation with The Phone House, Europe’s largest independent mobile phone retailer.

Paketeria is continuing to look for additional outside equity or debt financing to assist it in its expansion.

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

SFAS Nos. 157 and 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. Earlier application is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007. We are not planning to early adopt SFAS Nos. 157 and 159 and are currently assessing the impact of implementing SFAS Nos. 157 and 159 on our financial position and results of operations.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three months ended June 30, 2006 and 2007, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components.

	Six months ended June 30,					Three months ended June 30,
	2006		2007		Change	2006		2007		Change
	($,000)	% of sales	($,000)	% of sales	% of 2006	($,000)	% of sales	($,000)	% of sales	% of 2006
Sales	$1,963	100%	$1,720	100%	(12)	990	100%	$681	100%	(31)
Cost of sales	1,390	71	1,379	80	(1)	645	65	625	92	(3)
Gross profit	573	29	341	20	(40)	345	35	56	8	(84)
R&D expenses	97	5	233	14	140	71	7	103	15	45
SMG&A expenses	1,966	100	1,859	108	(5)	1,044	105	1,049	154	0
Operating loss	(1,490)	(76)	(1,751)	(102)	18	(770)	(78)	(1,096)	(161)	42
Finance expense, net	(6)	0	(2,111)	(123)	35,083	(20)	(2)	(1,258)	(185)	6,290
Gain on public offering of Comverge	—	—	16,169	940		—	—	16,169	2,374
Other income, net	330	17	—	—	(100)	—	—	—	—
Income (loss) before taxes on income	(1,166)	(59)	12,307	716	(1,155)	(790)	(80)	13,815	2,029	(1,849)
Taxes on income	(6)	0	(5)	0	(17)	(4)	0	(3)	0	(25)
Income (loss) from operations of the Company and its consolidated subsidiaries	(1,172)	(60)	12,302	715	(1,150)	(794)	(80)	13,812	2,028	(1,840)
Share in losses in Paketeria	—	—	(388)	(23)		—	—	(201)	(30)
Share in losses in Comverge	(210)	(11)	—		(100)	—	—	—	—
Net loss from continuing operations	(1,382)	(70)	11,914	693	(962)	(794)	(80)	13,611	1,999	(1,814)
Net income from discontinued operations, net of tax	78	4	—			—	—	—
Loss on sale of discontinued operations and contract settlement	(2,298)	(117)	—			—	—	—
Net income (loss)	$(3,602)	(183)	$11,914	693	(431)	$(794)	(80)	$13,611	1,999	(1,814)

Sales. Sales in the first six months of 2007 decreased by $243,000, or 12%, from $2.0 million in the first six months of 2006 to $1.7 million in the first six months of 2007. Sales in the second quarter of 2007 reflected a decrease of $309,000, or 31%, from $1.0 million in the first quarter of 2007 to $0.7 million in the second quarter of 2007. The decreases for both periods were attributable to decreases in both RT Solutions and OncoProTM segment sales due to reduced project backlogs, as well as an allocation of resources to adapt our OncoProTM software product to the US market.

Gross profit. Gross profit in the first six months of 2007 decreased by $232,000 from $573,000 to $341,000, compared to the first six months of 2006. The decrease was primarily attributable to decreased gross profits in the RT Solutions segment due to both lower sales and lower margins due to the inclusion in 2006 periods of certain project sales with relatively high gross profit margins. Gross profit in the second quarter of 2007 decreased by $289,000 from $345,000 to $56,000, in comparison to the second quarter of 2006, primarily due to the decrease in RT Solutions sales and margins.

Selling, marketing, general and administrative expenses (“SMG&A”). Selling, marketing, general and administrative expenses (“SMG&A”) in the first six months of 2007 decreased slightly ($107,000) from $2.0 million to $1.9 million compared to the first six months of 2006, and was stable at $1.0 million for both the second quarters of 2007 and 2006. SMG&A expenses have decreased in the Company’s dsIT subsidiary, however this decrease has been partially offset by increases in corporate SMG&A expense.

Gain on public offering of Comverge.  In April 2007, Comverge completed its initial public offering. As a result of the Comverge offering, the Company recorded an increase in its investment in Comverge and recorded a non-cash gain of $16.2 million in “Gain on public offering of Comverge”. Subsequent to the offering, the Company no longer accounts for its investment in Comverge under the equity method and accounts for its Comverge investment under the cost method.

Finance expense, net. Finance expense, net, increased in the first six months of 2007 as compared to the first six months of 2006 from $6,000 to $2.1 million. Finance expense, net, also increased in the second quarter of 2007 as compared to the second quarter of 2006 from $20,000 to $1.3 million. The increases are entirely attributable to the finance costs associated with our private placement of convertible debt in the first and second quarters of 2007.

Share of losses in Comverge. In the first quarter of 2006, we recognized $210,000 in previously unrecognized and current losses of our Comverge equity affiliate offsetting our additional investments during the quarter in that amount in Comverge preferred stock. As our investment in Comverge has been reduced to zero, we no longer recorded additional losses against our investment in Comverge.

Share of losses in Paketeria. In the first six months of 2007, we recognized losses of $356,000 representing our approximately 33% share of Paketeria’s losses for the period and amortization expense associated with acquired non-compete and franchise agreements and the change in value of a put option. In addition, we also recognized additional losses totaling $32,000 with respect to stock compensation expense associated with a previous option grant to Paketeria’s founder and managing director and amortization related to the acquired value of a non-compete agreement and franchises.

Net income from discontinued operations, net of tax. The results as reported reflect the net results of Databit prior to our sale in March of 2006.

Loss on sale of discontinued operations and contract settlement, net of tax. This loss resulted from the sale of our Databit computer hardware company and contract settlement with our former CEO during the first quarter of 2006.

Liquidity and Capital Resources

As of June 30, 2007, we had working capital of $4.5 million, including $5.1 million of cash and cash equivalents. Net cash provided in the six months of 2007 was $3.6 million. Net cash of $1.0 million was used in operating activities during the first six months of 2007. The primary use of cash in operating activities during the first six months of 2007 was our corporate cash expenses of $1.0 million. Net cash of $0.9 million was used in investing activities, primarily due to the $0.7 million of short-term loans provided to Paketeria. Net cash of $5.5 million was provided from financing activities, primarily from the proceeds of our private placement of debentures and warrants net of related discounts ($5.8 million, net).

As of July 31, 2007 the Company’s wholly owned US operations (i.e., excluding dsIT) had an aggregate of approximately $5.3 million in cash and cash equivalents, reflecting a $3.8 million increase from the balance as of December 31, 2006.

We believe that the cash available will provide more than sufficient liquidity to finance Acorn’s activities for the foreseeable future and for the next 12 months in particular. As of June 30, 2007, dsIT was utilizing approximately $166,000 of its approximate $400,000 lines of credit. dsIT's lines of credit are denominated in NIS and bear a weighted average interest rate of the Israeli prime rate plus 2.08% per annum. The Israeli prime rate fluctuates and as of June 30, 2007 was 5.50%. At June 30, 2007, dsIT was in technical violation of covenants under its line of credit with one of its banks. This bank is continuing to provide funding to dsIT despite the technical violation and has not formally notified dsIT of any violation or any contemplated action. Acorn has agreed to be supportive of dsIT’s liquidity requirements over the next 12 months.

Contractual Obligations and Commitments

Our contractual obligations and commitments at June 30, 2007, excluding certain severance arrangements described below, principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and potential severance obligations to Israeli employees and are set forth in the table below.

	Cash Payments Due During Year Ending June 30,
Contractual Obligations	Total	2008	2009-2010	2011-2012	2013 and thereafter
	(amounts in thousands)
Long-term debt	$6,886	$—	$—	$6,886	$—
Operating leases (1)	874	487	387	—	—
Potential severance obligations to Israeli employees (2)	2,295	327	—	—	1,968
Investor relations	12	12	—	—	—
Buy-out of Paketeria loan (3)	94	94	—	—	—
Total contractual cash obligations	$10,161	$920	$387	$6,886	$1,968

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

(2) Under Israeli law and labor agreements, dsIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and ending salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of June 30, 2007, we accrued a total of $2.3 million for potential severance obligations of which approximately $1.5 million was funded with cash to insurance companies.

(3) As a part of our initial agreement to invest in Paketeria, we agreed to the purchase of a €210,000 principal promissory note issued by Paketeria to its founder and managing director. Under the terms of the agreement, we must purchase one-third of the note from the founder for a cash payment equal to one-third of the principal amount, plus accrued interest, upon Paketeria having achieved each of three franchise licensing milestones—the licensing of its 60th, 75th, and 115th franchises. In 2006, we purchased the first two-thirds of the €210,000 ($280,000) principal promissory note. The remaining €70,000 ($94,000) of the note was acquired in August 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit incurred to finance our operations in Israel, currently approximately $166,000. Additionally, our monetary assets and liabilities (net liability of approximately $0.6 million) in Israel are exposed to fluctuations in exchange rates. In addition, our notes receivable (and accrued interest) due from Paketeria of approximately $745,000 are denominated in Euros and are exposed to exchange rate fluctuations as well. In addition, $3.6 million, $0.4 million and $0.1 million of our backlog of projects are contracts and orders that are linked to an Israeli Ministry of Defense Index, denominated in Euros and denominated in NIS, respectively. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or foreign currency exchange rate exposures.

Item 4T.  Controls and Procedures

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

Item 6. Exhibits.

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

ACORN FACTOR, INC.

Dated: August 20, 2007	By:	/s/ MICHAEL BARTH
Michael Barth
Chief Financial Officer