Form 10-Q/A
period 2007-06-30
ACORN FACTOR, INC.
filed 2007-09-06
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission file number: 0-19771

ACORN FACTOR, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2786081
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4 West Rockland Road, Montchanin, Delaware	19710
(Address of principal executive offices)	(Zip Code)

(302) 656-1708
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 20, 2007 (the “Original Filing”) to make the following corrections to the Original Filing: (i) the address of the Registrant’s principal executive offices and telephone number on the cover page; and (ii) a typographical error contained in Exhibit 31.2. Accordingly we are re-filing Exhibits 31.1 and 31.2 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended and Exhibits 32.1 and 32.2 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, so that such certifications are dated as of this Amendment No. 1.  We have not made any other changes to the Original Filing.

Except as identified in the immediately preceding paragraph, no other items included in the Original Filing have been amended. This Amendment No.1 on Form 10-Q/A does not modify or attempt to update the financial statements, footnotes or any other disclosures as contained in the Original Filing.

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

ACORN FACTOR, INC.
Dated: September 6, 2007
	By:	/s/ Michael Barth
Michael Barth
Chief Financial Officer