Form 10-Q
period 2007-09-30
ACORN FACTOR, INC.
filed 2007-11-19
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission file number: 0-19771

ACORN FACTOR, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2786081
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4 West Rockland Road Montchanin, Delaware	19710
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2007
Common Stock, $0.01 par value per share	10,231,143 shares

ACORN FACTOR, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended September 30, 2007

TABLE OF CONTENTS

PART I. Financial Information

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

ACORN FACTOR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

ASSETS	As of December 31, 2006	As of September 30, 2007
		(unaudited)
Current assets:
Cash and cash equivalents	$1,521	$4,196
Accounts receivable, net	1,373	1,804
Unbilled work-in-process	393	507
Other current assets	316	542
Total current assets	3,603	7,049
Property and equipment, net	445	581
Investment in Comverge	--	91,549
Investment in Paketeria	1,212	2,270
Investment in Local Power	--	268
Funds in respect of employee termination benefits	1,568	1,455
Goodwill	97	101
Other intangible assets, net	48	5
Other assets	285	174
Total assets	$7,258	$103,452
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank credit	$462	$94
Current maturities of long-term debt	26	48
Note payable - related party	300	--
Trade accounts payable	378	728
Accrued payroll, payroll taxes and social benefits	478	822
Other current liabilities	1,700	2,564
Total current liabilities	3,344	4,256
Long-term liabilities:
Investment in Comverge, net	1,824	--
Convertible debt, net of discounts	--	5,041
Liability for employee termination benefits	2,545	2,093
Deferred taxes	--	21,522
Other liabilities	6	--
Total long-term liabilities	4,375	28,656
Shareholders’ equity:
Common stock - $0.01 par value per share:
Authorized - 20,000,000 shares; Issued -10,276,030 shares and 10,895,314 at December 31, 2006 and September 30, 2007	102	108
Additional paid-in capital	43,987	48,286
Warrants	888	1,540
Accumulated deficit	(41,904)	(31,679)
Treasury stock, at cost - 777,371 shares for December 31, 2006 and September 30, 2007, respectively	(3,592)	(3,592)
Accumulated other comprehensive income	58	55,877
Total shareholders’ equity (deficit)	(461)	70,540
Total liabilities and shareholders’ equity	$7,258	$103,452

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2006	2007	2006	2007
Sales:
Projects	$2,203	$2,699	$682	1,412
Services	642	557	208	154
Other	41	59	33	29
Total sales	2,886	3,315	923	1,595
Cost of sales:
Projects	1,490	1,976	469	977
Services	547	525	178	145
Other	--	--	--	--
Total cost of sales	2,037	2,501	647	1,122
Gross profit	849	814	276	473
Operating expenses:
Research and development expenses	184	310	87	77
Selling, marketing, general and administrative expenses	3,537	3,012	1,571	1,153
Total operating expenses	3,721	3,322	1,658	1,230
Operating loss	(2,872)	(2,508)	(1,382)	(757)
Finance expense, net	(23)	(2,827)	(17)	(716)
Gain on public offering of Comverge	--	16,169	--	--
Gain on private placement of Paketeria	--	533	--	533
Other income, net	330	--	--	--
Income (loss) before taxes on income	(2,565)	11,367	(1,399)	(940)
Taxes on income	8	9	2	4
Income (loss) from operations of the Company and its consolidated subsidiaries	(2,573)	11,358	(1,401)	(944)
Share of losses in Comverge	(210)	--	--	--
Share of losses in Paketeria	(250)	(828)	(250)	(440)
Net income (loss) from continuing operations	(3,033)	10,530	(1,651)	(1,384)
Net income from discontinued operations, net of tax	78	--	--	--
Loss on sale of discontinued operations and contract settlement, net of tax	(2,298)	--	--	--
Net income (loss)	$(5,253)	$10,530	$(1,651)	$(1,384)
Basic net income (loss) per share:			--
Income (loss) per share from continuing operations	$(0.37)	$1.08	$(0.20)	$(0.14)
Discontinued operations	(0.27)	--	--	--
Net income (loss) per share - basic	$(0.64)	$1.08	$(0.20)	$(0.14)
Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$(0.37)	$1.01	$(0.20)	--
Discontinued operations	(0.27)	--	--	--
Net income (loss) per share -diluted	$(0.64)	$1.01	$(0.20)	--
Weighted average number of shares outstanding -
Basic	8,163	9,723	8,164	10,063
Diluted	8,163	10,814	8,164	10,063

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balances as of December 31, 2006	10,276	$102	$43,987	$888	$(41,904)	$(3,592)	$58	$(461)

Net income	--	--	--	--	10,530	--	--	10,530

FAS 115 adjustment on Comverge shares, net of deferred taxes	--	--	--	--	--	--	55,682	55,682
Differences from translation of financial statements of subsidiaries	--	--	--	--	--	--	137	137
Comprehensive income	--	--	--	--	--	--	--	66,349

FIN 48 adjustment	--	--	--	--	(305)	--	--	(305)

Exercise of options and warrants	619	6	1,129	(92)	--	--	--	1,043

Adjustment of transaction costs of previous private placements	--	--	(15)	--	--	--	--	(15)

Warrants issued to placement agent with respect to private placement of Debentures	--	--	--	213	--	--	--	213

Warrants issued with respect to private placement of Debentures	--	--	--	531	--	--	--	531

Beneficial conversion feature with respect to private placement of Debentures	--	--	2,570	--	--	--	--	2,570

Stock option compensation	--	--	615	--	--	--	--	615
Balances as of September 30, 2007	10,895	$108	$48,286	$1,540	$(31,679)	$(3,592)	$55,877	$70,540

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2006	2007
Cash flows provided by (used in) operating activities:
Net income (loss)	$(5,253)	$10,530
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	165	118
Impairment of software license	--	23
Share in losses of Comverge	210	--
Share in losses of Paketeria	52	779
Increase (decrease) in liability for employee termination benefits	188	(167)
Amortization of stock-based deferred compensation	1,346	615
Loss on sale of Databit and contract settlement	2,298	--
Amortization of beneficial conversion feature, debt origination costs and value of warrants in private placement of Debentures	--	2,516
Gain on public offering of investment in Comverge	--	(16,169)
Gain on private placement of Paketeria	--	(533)
Other	8	(6)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable, unbilled work-in process and other current and other assets	642	(504)
Increase in inventory	(18)	--
Increase (decrease) in accounts payable and other liabilities	(708)	947
Net cash used in operating activities	(1,070)	(1,851)
Cash flows provided by (used in) investing activities:
Release of restricted cash	247	--
Release of restricted cash (under agreement with a related party)	1,350	--
Investment in Comverge	(210)	--
Loans to and acquisition of note due from Paketeria	(863)	(1,154)
Investment in Local Power Inc.	--	(268)
Amounts funded for employee termination benefits	(125)	(160)
Utilization of employee termination benefits	77	89
Acquisitions of property and equipment	(119)	(214)
Sale of Databit Inc. - Appendix A	(911)	--
Net cash used in investing activities	(554)	(1,707)
Cash flows provided by (used in) financing activities:
Short-term debt repayments, net	(130)	(368)
Proceeds from long-term debt	--	107
Proceeds from convertible debentures with warrants net of transaction costs	--	5,840
Repayments of long-term debt	(112)	(89)
Repayment of related party note payable	--	(300)
Proceeds from private placement of common stock, net of issuance costs	2,623	--
Proceeds from employee stock option and warrant exercises	160	1,043
Net cash provided by financing activities	2,541	6,233
Net increase in cash and cash equivalents	917	2,675
Cash and cash equivalents at beginning of period	913	1,521
Cash and cash equivalents at end of period	$1,830	$4,196

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

Non-cash items:
Accrued expenses in respect of private placement of common stock and convertible debentures	$58	$83

Non-cash financing and investing items
Value of beneficial conversion feature upon issuance of convertible debentures		$2,570
Unrealized gain from Comverge shares		$77,204
Conversion of loans and notes receivable and accrued interest due from Paketeria to investment in Paketeria		$1,190
Adjustment of retained earnings and other current liabilities with respect to the adoption of FIN 48		$305
Appendix A
Assets/liabilities disposed of in disposition of Databit Inc. and contract settlement:
Current assets	$2,815
Non-current assets	40
Debt	(20)
Current liabilities	(1,816)
Stock compensation costs	315
Unpaid transaction costs in disposition of Databit and contract settlement	63
Other	(10)
Loss on the sale of Databit and contract settlement	$(2,298)
Net cash used in business disposition	$(911)

The accompanying notes are an integral part of these consolidated financial statements.

ACORN FACTOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Acorn Factor, Inc. (“AFI”) and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to the Company’s prior period’s consolidated financial statements to conform to the current period’s consolidated financial statement presentation.

Note 2: Financing of Operations

On April 11, 2007, the Company completed the second and final closing of its private placement of 10% Convertible Redeemable Subordinated Debentures (the “Debentures”) (see Note 8) raising approximately $6.9 million (approximately $5.8 million net of agent’s commissions and expenses and other transaction costs).

dsIT was utilizing $378 of its approximate $421 lines of credit as of September 30, 2007. dsIT's lines of credit are denominated in NIS and bear a weighted average interest rate of the Israeli prime rate plus 2.08% per annum. The Israeli prime rate fluctuates and as of September 30, 2007 was 5.5%. In October 2007, dsIT converted approximately $168 of its lines of credit being used at September 30, 2007 to a 12 month term loan which is denominated in NIS and bears interest at the Israeli prime rate plus 1.5% per annum. Subsequent to the conversion of this portion of dsIT’s lines of credit, dsIT has approximately $234 of lines of credit available to it with an interest rate of the Israeli prime plus 1.5%.

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

Immediately prior to the closing of the Comverge offering on April 18, 2007, all shares of preferred stock of Comverge were converted to common stock of Comverge and the Company currently owns 2,786,021 shares of Comverge common stock, which currently represents 14.3% of the issued and outstanding capital stock of Comverge.

In connection with the offering, the Company (and all of Comverge’s executive officers, directors and certain of other major stockholders of Comverge), entered into a lock-up agreement under which the Company agreed, subject to limited exceptions, not to transfer or otherwise dispose of any shares of Comverge common stock for a period of at least 180 days from the date of effectiveness of the offering without the prior written consent of the lead manager of the offering. The lock-up period expired on October 18, 2007.

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

When an equity method investee such as Comverge issues additional shares to third parties, the percentage ownership interest in the investee decreases. In the event the issuance price per share is higher or lower than an equity method investor’s average carrying amount per share, the investor recognizes a non-cash gain or loss on the issuance. This non-cash gain or loss is recognized in the investor’s net income in the period the change of ownership interest occurs. As a result of the Comverge offering, the Company recorded an increase in its investment in Comverge and recorded a non-cash gain of $16,169 in “Gain on public offering of Comverge”. Subsequent to the offering, the Company no longer accounts for its investment in Comverge under the equity method.

As of September 30, 2007, all of the Company’s 2,786,021 Comverge shares can be considered “available-for-sale” under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly the Company recorded an increase of $77,204 to its investment balance by recording those shares at fair market value and recorded a deferred tax liability of $27,899 (and an offsetting deferred tax asset of $6,377 with respect to the utilization of the Company’s net operating losses) to Accumulated Other Comprehensive Income with respect to the recording those shares at fair market value.

Note 6—Paketeria GmbH (Paketeria)

On September 20, 2007, Paketeria filed various shareholder resolutions and a private placement memorandum with the commercial register in Germany in connection with a private placement of Paketeria’s shares. In the private placement, Paketeria raised approximately €1,733 ($2,457) by way of a share issuance. The shares were issued by Paketeria on the basis of a valuation of €133.33 per Euro share capital, representing a pre-money valuation of Paketeria of €8,000 ($11,344).

In addition, concurrent with the private placement, the Company converted shareholder loans in the aggregate principal amount of €750 ($1,056 at the then exchange rate) plus accrued interest, into shares of Paketeria on the same basis as the private placement. Additionally, exercised its option under the August 2006 investment agreement to acquire a convertible promissory note in the amount of €70 ($98 at the then exchange rate) plus accrued interest. The Company converted this balance into shares of Paketeria on the basis of an evaluation of € 50.70 loan/interest nominal value per Euro share capital (the valuation from the August 2006 investment agreement) upon the closing of the private placement. The Company is currently awaiting the completion of an independent assessment of its Purchase Price Allocation in connection with its new investment.

After the private placement and related transactions described above, the Company owns approximately 31% of Paketeria.

As a result of the Paketeria private placement, the Company recorded a non-cash gain of $533 in “Gain on Private Placement in Paketeria”.

Paketeria’s summary results of operations for the nine and three-month periods ended September 30, 2007 is as follows:

ACORN FACTOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

	Nine months ended September 30, 2007	Three months ended September 30, 2007
Sales	$2,269	$755
Gross loss	$400	$(210)
Net loss	$(2,018)	$(1,123)

Prior to Paketeria’s private placement, the Company owned approximately 33% of Paketeria’s outstanding shares and accordingly, recorded 33% of Paketeria’s losses as equity loss in Paketeria up until the date of the private placement and approximately 31% thereafter.

The Company’s Share of losses in Paketeria is comprised of the following:

	Nine months ended September 30, 2007	Three months ended September 30, 2007	Period from August 7, 2006 to September 30, 2006
Equity loss in Paketeria	$(660)	$(367)	$(34)
Amortization expense associated with acquired non-compete and franchise agreements and change in value of options	(121)	(58)	(18)
Stock compensation expense	(49)	(17)	(198)
Share of losses in Paketeria	$(828)	$(440)	$(250)

The activity in the Company’s investment in Paketeria during the nine months ended September 30, 2007 is as follows:

Investment balance as of December 31, 2006	$1,212
Conversion of debt and accrued interest in connection with private placement (including transaction costs)	1,190
Adjustment of investment with respect to non-cash gain in connection with private placement	533
Amortization of acquired non-compete and franchise agreements and change in value of options	(121)
Cumulative translation adjustment	116
Company’s share of Paketeria losses - period from January 1, 2007 to September 30, 2007	(660)
Investment balance as of September 30, 2007	$2, 270

ACORN FACTOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 7: Goodwill and Other Intangible Assets

There were no acquisitions or impairments of goodwill recorded during the three-month period ended September 30, 2007. All the goodwill is related to the OncoPro segment in dsIT.

The Company’s amortizable intangible assets consisted of software licenses, with a gross carrying amount of $224 and $201 as of December 31, 2006 and September 30, 2007 respectively and accumulated amortization of $176 and $196, as of December 31, 2006 and September 30, 2007, respectively. In the second quarter of 2007, the Company recognized an impairment of $23 with respect to software licenses associated with its Easybill product. All intangible assets are being amortized over their estimated useful lives, which averaged five years and the amortization expense for each of the nine months ended September 30, 2006 and 2007 amounted to $19 and $14, respectively. Amortization expense of the remaining balance of these assets, for the year ending September 30, 2008 is estimated to be $5.

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

The Company determined the fair value of the beneficial conversion feature of the Debentures issued at the initial closing to be $1,654. In accordance with applicable accounting principles, one-half ($827) was immediately charged to interest expense, net in the first quarter of 2007, due to the ability to convert one-half of the Debentures at issuance. The remaining balance of the beneficial conversion feature ($827) was reflected as a discount to the total Debenture amount and is charged to interest expense over a one-year period (the period after which the remaining one-half of the Debentures may be converted). With respect to the initial closing, the Company recorded interest expense of $574 in the nine months ended September 30, 2007 with respect to the aforementioned remaining balance of the beneficial conversion feature from the initial closing.

The Company determined the fair value of the beneficial conversion feature of the Debentures issued at the second closing to be $916. In accordance with applicable accounting principles, one-half ($458) was immediately charged to interest expense, net in the second quarter of 2007, due to the ability to convert one-half of the Debentures at issuance. The remaining balance of the beneficial conversion feature ($458) was reflected as a discount to the total Debenture amount and is charged to interest expense over a one-year period (the period after which the remaining one-half of the Debentures may be converted). With respect to the second closing, the Company recorded interest expense of $302 through September 30, 2007 with respect to the aforementioned remaining balance of the beneficial conversion feature from the second closing.

By the terms of the offering, each subscriber, in addition to the Debentures, received a warrant exercisable for the purchase of a number of shares equal to 25% of the principal amount of the Debentures purchased by such subscriber, divided by the conversion price of $3.80, resulting in the issuance of Warrants to purchase 281,656 shares at the initial closing and 171,391 shares at the second and final closing. The Warrants are exercisable for shares of the Company’s Common Stock for five years at an exercise price of $4.50 per share and are callable by the Company at any time after the effectiveness of the registration statement and provided that the registration statement has been effective during the period of notice and is effective at the time of the call, the Warrants are subject to call for cancellation, at the option of the Company, on 20 business days notice, upon the Common Stock having achieved a volume weighted average price of $6.00 or more for 20 consecutive trading days. The Company allocated $532 to the value of the warrants based on a valuation performed by an independent consultant who utilized the Black Scholes method and applied a discount reflecting the callable feature embedded in the warrant. The value allocated to the warrants has been reflected as a discount to the total Debenture amount and will be charged to interest expense over the five-year life of the warrants. In the nine months ended September 30, 2007, the Company recorded interest expense of $90 with respect to these warrants.

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

In connection with the offering, the Company retained a registered broker-dealer to serve as placement agent. In accordance with the terms of the agreement, the placement agent received a 7% selling commission, 3% management fee, and 2% non-accountable expense allowance, out of the gross proceeds of the offering. In addition, the placement agent was entitled to and received warrants on substantially the same terms as those issued to the subscribers, exercisable for the purchase of the number of shares equal to 10% of the total principal amount of the Debentures sold, divided by the conversion price of $3.80. Out of the gross proceeds received, the Company paid the placement agent commissions and expenses of $864 and issued to the placement agent warrants to purchase 181,211 shares of Common Stock. The value of the warrants issued to the placement agent was determined to be $213 based upon the valuation performed by the independent consultant mentioned above. In addition, the Company paid various other transaction costs of $182. The total debt origination costs of $1,259 has been reflected as a discount against the total Debenture amount and are to be charged to interest expense over the four year life of the Debentures. In the nine months ended September 30, 2007, the Company recorded interest expense of $265 with respect to these debt origination costs.

Note 10: Stock Options and Warrants

(a) Acorn Stock Options

A summary of stock option activity for the nine months ended September 30, 2007 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,172,835	$2.55
Granted at market price	96,000	$4.33
Granted at discount to market price	79,000	$3.50
Exercised	(563,168)	$1.58		$1,959
Forfeited or expired	(179,167)	$3.60
Outstanding at September 30, 2007	1,605,500	$2.93	3.4 years	$2,725
Exercisable at September 30, 2007	1,256,499	$2.86	3.0 years	$2,274

ACORN FACTOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

The weighted average grant date fair value of 175,000 stock options granted during the first nine months of 2007 was $1.18 per share. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	50%
Expected term (years)	1.3 years
Risk free interest rate	4.9%
Expected dividend yield	0.0%

Total stock-based compensation expense included in the Company’s statements of operations for the nine and three months ended September 30, 2006 and 2007, respectively, was:

	Nine months ended September 30, 2006	Nine months ended September 30, 2007	Three months ended September 30, 2006	Three months ended September 30, 2007
Cost of sales	$22	$22	$1	$--
Selling, marketing, general and administrative expenses	1,005	543	565	191
Share of losses in Paketeria	198	49	198	17
Loss on sale of discontinued operations and contract settlement	315	--	--	--
Total stock based compensation expense	$1,540	$614	$764	$208

(b) dsIT Stock Option Plan

In February 2007, certain members of senior management and employees of dsIT exercised options under the dsIT Key Employee Stock Option Plan. As a result of the exercise of these options, the Company’s holdings in dsIT were diluted to 58%.

(c) Warrants

As noted above in Note 8, the Company issued warrants in connection with its private placement of the Debentures.

A summary of stock warrants activity for the nine months ended September 30, 2007 is as follows:

ACORN FACTOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

	Number of Warrants (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2006	614,039	$2.79	3.2 years
Granted	746,916	$4.50	4.8 years
Exercised	(56,116)	$2.78
Forfeited or expired	--	--
Outstanding and exercisable at September 30, 2007	1,304,839	$3.77	3.7 years

Note 11: Warranty Provision

The Company generally grants its customers one-year product warranty. No provision was made in respect of warranties based on the Company’s previous history.

Note 12: Segment Information

The Company has redefined its reported operating segments. The Company no longer considers its Easybill operations as part of its former IT Solutions segment (current consisting only of OncoPro™ activities) as the Company has reduced its focus on those activities. Easybill activities are currently included in “Other”. The Company’s current operations are based upon the following two operating segments:

•	RT Solutions whose activities are focused on two areas - naval solutions and other real-time and embedded hardware & software development.

•	OncoPro™ whose activities are comprised of the Company’s OncoPro™ solution state of the art chemotherapy package for oncology and hematology departments.

Other operations include various operations in Israel that do not meet the quantitative thresholds of SFAS No. 131.

Prior year segment disclosures have been conformed to the new segment presentation.

	RT Solutions	OncoPro™	Other (*)	Total
Nine months ended September 30, 2007:
Revenues from external customers	$2,321	$403	$591	$3,315
Intersegment revenues	--	--	--	--
Segment gross profit	690	120	4	814
Segment loss	(192)	(270)	(154)	(616)

Nine months ended September 30, 2006:
Revenues from external customers	1,983	468	435	2,886
Intersegment revenues	--	--	--	--
Segment gross profit	718	74	57	849
Segment loss	(88)	(187)	(76)	(351)

Three months ended September 30, 2007:
Revenues from external customers	1,219	134	242	1,595
Intersegment revenues	--	--	--	--
Segment gross profit	429	12	32	473
Segment income (loss)	41	(51)	(24)	(34)

Three months ended September 30, 2006:
Revenues from external customers	649	154	120	923
Intersegment revenues	--	--	--	--
Segment gross profit	221	30	25	276
Segment loss	(46)	(74)	(13)	(133)
_______________
(*) Represents various operations in Israel that did not meet the quantitative thresholds of SFAS No. 131.

ACORN FACTOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Reconciliation of Segment Loss to Consolidated Net Income (Loss)

	Nine months ended September 30,		Three months ended September 30,
	2006	2007	2006	2007
Total loss for reportable segments	$(275)	$(462)	$(120)	$(10)
Other operational segment loss	(76)	(154)	(13)	(24)
Total operating loss	(351)	(616)	(133)	(34)
Share of losses in Paketeria	(52)	(828)	(52)	(440)
Share of losses in Comverge	(210)	--	--	--
Gain recorded on Comverge public offering	--	16,169	--	--
Gain recorded on Paketeria private placement	--	533	--	533
Net loss of corporate headquarters and other unallocated costs*	(2,420)	(4,728)	(1,466)	(1,443)
Net income (loss) from continuing operations	(3,033)	10,530	(1,651)	(1,384)
Discontinued operations	78	--	--	--
Loss on sale of discontinued operations and contract settlement	(2,298)	--	--	--
Total consolidated net income (loss)	$(5,253)	$10,530	$(1,651)	$(1,384)
_______________
* Includes $2,516 and $570 of non-cash interest expense during the nine and three months ended September 30, 2007, respectively, with respect to the private placement of Debentures (see Note 8).

Note 13: Earnings Per Share

Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive stock options, warrants, deferred compensation arrangements, and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

ACORN FACTOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

The following table presents a reconciliation (in thousands, except per share amounts) of the numerators and denominators of the basic and diluted earnings per share computation. In the table below, income represents the numerator and shares represent the denominator:

	Nine months ended September 30,		Three months ended September 30,
	2006	2007	2006	2007
Basic:
Net income (loss) from continuing operations	$(3,033)	$10,530	$(1,651)	$(1,384)
Discontinued operations	(2,220)	--	--	--
Net income (loss)	$(5,253)	$10,530	$(1,651)	$(1,384)

Weighted average number of shares outstanding	8,163	9,723	8,164	10,063

Net income (loss) per share from continuing operations	$(0.37)	$1.08	$(0.20)	$(0.14)
Discontinued operations per share	(0.27)	--	--	--
Net income (loss) per share	$(0.64)	$1.08	$(0.20)	$(0.14)

Diluted:
Net income (loss) from continuing operations	$(3,033)	$10,530	$(1,651)	$(1,384)
Plus tax-effected interest expense related to Debentures	--	347	--	--
Net income (loss) assuming dilutions of continuing operations	(3,033)	10,847	(1,651)	(1,384)
Discontinued operations	(2,220)	--	--	--
Net income (loss)	$(5,253)	$10,847	$(1,651)	$(1,384)

Weighted average number of shares outstanding	8,163	9,723	8,164	10,063
Effect of dilutive securities:
Debentures	--	163	--	--
Stock options and warrants	--	928	--	--
Weighted average number of shares outstanding assuming dilution	8,163	10,814	8,164	10,063

Diluted net income (loss) per share from continuing operations	$(0.37)	$1.01	$(0.20)	$(0.14)
Discontinued operations per share	(0.27)	--	--	--
Diluted net income (loss) per share	$(0.64)	$1.01	$(0.20)	$(0.14)

Diluted net income (loss) per share is calculated using the “if-converted” method in accordance with EITF 04-8, “Effect of Contingently Convertible Debt on Earnings per Share.” Diluted net income (loss) per share is calculated by adjusting net income (loss) for tax-effected interest expense Debentures, divided by the weighted average number of common shares outstanding assuming conversion.

ACORN FACTOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

The diluted net income per common share computation for the nine months ended September 30, 2007 excludes 746,916 shares of stock that represented outstanding stock options and warrants whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive.

Due to the Company’s net loss during the three and nine months ended September 30, 2006 and for the three months ended September 30,2007, a calculation of diluted earnings per share is not required.

Note 14: Commitments

In August 2007, the Company committed to invest up to $5 million in EnerTech Capital Partners III L.P. (“EnerTech III”), a proposed $250 million venture capital fund targeting early and expansion stage energy and clean energy technology companies that can enhance the profits of the producers and consumers of energy.

The primary objective of EnerTech III is to provide superior venture returns. In so doing, EnerTech III may also provide investors with venture portfolio diversification, a hedge against rising commodity fuel prices and access to emerging companies that reduce the global dependence on hydrocarbons.

The Company’s capital commitment will be funded over the ten-year life of the fund. To date, the Company has received and funded a capital call of $400 to EnerTech III.

Note 15: Subsequent Events

Acquisition of SCR-Tech

On November 7, 2007, the Company completed the purchase of SCR-Tech LLC and other affiliated entities described below (collectively, “SCR-Tech”) from Catalytica Energy Systems, Inc. (“Catalyica”), a subsidiary of Renegy Holdings, Inc., for a purchase price of $9.6 million in cash. SCR-Tech provides catalyst regeneration technologies and management services for selective catalytic reduction systems used by coal-fired power plants to reduce nitrogen oxides (NOx) emissions (the “Business”).

The acquisition of SCR-Tech was completed pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), dated November 7, 2007, by and among the Company, Catalytica, Renegy Holdings, Inc. and CoaLogix Inc. (“CoaLogix”). CoaLogix is a newly-formed, wholly-owned subsidiary of the Company which was formed for the purpose of consummating the acquisition of the Acquired Companies.

The Purchase Agreement provides for the purchase by CoaLogix of all of the issued and outstanding capital stock of CESI-SCR, Inc. (“CESI-SCR”) and CESI-Tech Technologies, Inc. (“CESI-Tech”) from Catalytica for $9,600 (subject to an agreed-upon working capital adjustment) and the assumption by the Company of certain liabilities of Catalytica relating to the Business (including certain obligations with respect to employment agreements previously entered into by the Acquired Companies). CESI-SCR owns all the issued and outstanding membership interests of SCR-Tech LLC, which is the operating entity. CESI-Tech is the holder of the intellectual property utilized in the SCR-Tech business.

ACORN FACTOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

The purchase of SCR-Tech was funded by a $14 million loan dated November 7, 2007 from CitiGroup Global Markets, Inc., as lender, under a Loan Agreement dated as November 1, 2007 (the “Loan Agreement”). Under the Loan Agreement, as security for loans drawn down under the Loan Agreement the Company pledged the 2,786,021 shares of Comverge, Inc. common stock which it owns. Any amounts advanced to the Company under the Loan Agreement are payable upon demand by the lender. Interest is payable monthly on any amounts advanced under the Loan Agreement in accordance with the lender’s published rates and policies for securities margin accounts which currently is 7.0%.

Comverge Follow-on Public Offering

On November 6, 2007, Comverge announced that it had commenced distribution of preliminary prospectuses in anticipation of a follow-on public offering of 1,370,000 shares of common stock that will be offered by Comverge and 5,480,000 shares of common stock to be offered by certain stockholders. The selling stockholders will also grant the underwriters a 30-day option to purchase up to 1,027,500 additional shares of common stock. The offering is being made pursuant to a prospectus filed as part of a registration statement on Form S-1 filed by Comverge with the Securities and Exchange Commission. Of the shares to be offered by certain stockholders, 1,157,656 shares will be offered by the Company. The Company will also grant an option to the underwriters to purchase up to 217,060 additional shares as part of the 30-day option referred to above. A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. On November 14, 2007 Comverge announced that it had postponed the follow-on public offering of common stock. Comverge cited adverse market conditions as the reason for delaying the offering. Comverge currently plans to wait until the market stabilizes and then reevaluate timing.

Value of the Company’s Investment in Comverge

As of November 19, 2007, the total market value of the Company’s Comverge shares was approximately $76.1 million based on a November 16, 2007 closing market price of $27.32.

Guarantees for dsIT

In September 2006, the shareholders of dsIT approved a resolution, in which all shareholders of dsIT were given the opportunity to participate pro rata to their holdings in dsIT, in providing cash collateral necessary to induce an Israeli bank to issue certain financial and performance guarantees in support of obligations of dsIT under a purchase order from the Israeli Ministry of Defense for a sonar and underwater acoustics system (the “dsIT Guarantees”) in an aggregate of up to $2,500 (the “Guarantee Funds”). In consideration for such funding, dsIT would issue to the participating dsIT shareholders (i) fully paid shares representing in the aggregate up to 15% of the issued and outstanding ordinary shares of dsIT and (ii) warrants to purchase an equal number of shares of dsIT, all on the basis of a valuation of dsIT of $2 million. The Company agreed to fund any portion of the Guarantee Funds that are not funded by the other shareholders.

On October 18, 2007, Acorn Factor, Inc,. issued to the Company, as guarantor, a Deed of Guarantee to the Israeli bank, under which the Company pledged monies in an account with the Israeli bank. The Deed of Guarantee was issued in order to secure the dsIT Guarantees. The Israeli bank will be entitled to draw from the Guarantee Funds as reimbursement in the event that it is required to pay any amounts under the dsIT Guarantees. As at November 7, 2007, the balance in the Guarantee Funds stood at $1,507. Guarantee Funds are restricted for use and the Company expects that these funds will not be released before December 2008. To date, no other shareholders have participated in the Guarantee Funds.

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

Recent Developments

Acquisition of SCR-Tech

On November 7, 2007, we completed the purchase of SCR-Tech LLC (“SCR-Tech”) from Catalytica Energy Systems, Inc., a subsidiary of Renegy Holdings, Inc., for a purchase price of $9.6 million in cash. SCR-Tech is a leading provider of catalyst regeneration technologies and management services for selective catalytic reduction (SCR) systems used by coal-fired power plants to reduce nitrogen oxides (NOx) emissions and will operate as part of CoaLogix™, our newly established platform for participating in the burgeoning clean coal market. The operations of CoaLogix™ will be reflected as part of our new CleanCoal segment.

Based in Charlotte, North Carolina, SCR-Tech is the only company in North America offering a commercial process capable of fully restoring catalyst activity and NOx reduction performance. SCR-Tech also provides SCR catalyst management and consulting services including computer simulation, inspection, testing and analysis to help utilities, independent power producers, and other SCR operators optimize their NOx reduction performance and achieve regulatory compliance at lower costs.

Comverge

On November 6, 2007, Comverge announced that it had commenced distribution of preliminary prospectuses in anticipation of a follow-on public offering of 1,370,000 shares of common stock that will be offered by Comverge and 5,480,000 shares of common stock to be offered by certain stockholders. The selling stockholders will also grant the underwriters a 30-day option to purchase up to 1,027,500 additional shares of common stock. The offering is being made pursuant to a prospectus filed as part of a registration statement on Form S-1 filed with the Securities and Exchange Commission. Of the shares to be offered by certain stockholders, 1,157,656 shares will be offered by us. We will also grant an option to the underwriters to purchase up to 217,060 additional shares as part of the 30-day option referred to above. A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. On November 14, 2007 Comverge announced that it had postponed the follow-on public offering of common stock. Comverge cited adverse market conditions as the reason for delaying the offering. Comverge currently plans to wait until the market stabilizes and then reevaluate timing.

Pursuant to a Registration Rights Agreement dated as of October 16, 2007, we and certain Comverge shareholders, including all of Comverge’s major shareholders, agreed not to sell any of their Comverge shares other than in the follow-on offering) until January 20, 2008. These shareholders have agreed, upon the effectiveness of the follow-on offering, to enter into a new lock-up agreement under which we and such other shareholders will agree, subject to limited exceptions, not to transfer or otherwise dispose of any shares of Comverge common stock for a period of at least 90 days (subject to extension under certain circumstances) from the date of effectiveness of the offering without the prior written consent of the lead manager of the offering.

As of November 19, 2007, the total market value of our Comverge shares was approximately $76.1 million based on a November 16, 2007 closing market price of $27.32.

Paketeria

In the period from January to July 2007, we provided Paketeria with short-term loans aggregating $1.1 million in order to provide it with short-term “bridge” financing to help it support its expansion and operating activities until it raised funds from a debt or equity offering. In September 2007, Paketeria completed a private placement of Paketeria’s shares. In the private placement, Paketeria raised approximately €1.7 million ($2.5 million) by way of a share issuance. The private placement reflected a pre-money valuation of Paketeria of €8.0 million ($11.3 million). In connection with the private placement, we converted our entire note receivable balances (€750,000 or $1.1 million) and accumulated interest to equity in Paketeria. In addition, as part of the agreement, we also exercised our to acquire a convertible note payable of Paketeria held by another Paketeria shareholder in the principal amount of €70,000 ($98,000) note and converted it to equity as well. After the completion of the private placement and related transactions described above, we currently own approximately 31% of Paketeria. As a result of the private placement, we recorded a non-cash gain of approximately $0.5 million with respect to the adjustment of the balance recorded as our investment in Paketeria to our share of Paketeria’s equity subsequent to the private placement.

Local Power

In July 2007, we acquired 10% (on a fully diluted basis) of Local Power Inc. (LPI), a California-based corporation formed recently by a pioneer in the restructuring of the $325 Billion US retail electricity market. We will have the right, for 12 months, to purchase an additional 41 percent stake in LPI, bringing our potential total ownership position to 51 percent.

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

In June 2007, dsIT also received a $7.6 million (adjusted value) order for a sonar and underwater acoustics system from the Israeli Ministry of Defense. In the three months ended September 30, 2007, we recorded approximately $0.7 million of sales with respect to this project.

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

Corporate

The purchase of SCR-Tech was funded by a loan from CitiGroup Global Markets, Inc., as lender, under a Loan Agreement dated as November 1, 2007 (the “Loan Agreement”). Under the Loan Agreement, as security for loans drawn down under the Loan Agreement we pledged our 2,786,021 shares of Comverge, Inc. common stock. Any amounts advanced to us under the Loan Agreement are payable upon demand by the lender. Interest is payable monthly on any amounts advanced under the Loan Agreement in accordance with the lender’s published rates and policies for securities margin accounts which currently is 7.0%

Under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and the rules thereunder, we would be deemed to be an investment company if the “value” of “investment securities” we own accounts for more than 40% of the total “value” of our assets, exclusive of “government securities,” cash and certain cash items. The shares of Comverge common stock we own are “investment securities” under the Act and account for significantly more than 40% of the value of our total assets.

Pursuant to a “safe harbor” provision under the Investment Company Act rules, we would be exempt from regulation as an investment company, if, among other things, we were deemed to primarily control Comverge. In order to primarily control Comverge, we would need to own more than 25% of its voting securities and be Comverge’s single largest shareholder. As a result of (1) the Comverge IPO in April 2007 which resulted in the substantial dilution of our equity position, and (2) the resulting termination of our voting agreements with other shareholders, we are likely to be deemed to no longer have primary control of Comverge. As a result, as of the end of our fiscal quarter ending June 30, 2007, we may inadvertently fall within the definition of an investment company, without any applicable exemption.

We have availed ourselves of the provision under Rule 3a-2 under the Investment Company Act that exempts an issuer from investment company status for up to one year, so long as it has a bona fide intent to be engaged primarily, as soon as is reasonably possible (and in any event by the termination of the one-year period), in a business other than that of investing, reinvesting, owning, holding or trading in securities.

Our management and Board of Directors are formulating plans for returning the Company to compliance with the numerical tests for exemption from investment company status as soon as possible and no later than June 30, 2008. These plans would likely include the acquisition of one or more wholly-owned, majority-owned, or primarily-controlled operating businesses and the sale of a substantial portion of our Comverge shares. Our recent purchase of SCR-Tech and our contemplated sale of a substantial portion of our Comverge shares in the Comverge follow on offering, if and when such offering is resumed and completed, will when taken together, significantly reduce the percentage of the total value of our assets represented by investment securities. However, while the Board has not yet performed a valuation of our assets after giving effect to such transactions, we expect that even after giving effect to such transactions the “investment securities” we own will continue to account for more than 40% of the total “value” of our assets.

While we remain committed to coming into compliance with the numerical tests for exemption from investment company status as soon as possible and no later than June 30, 2008, we will likely need to sell and/or distribute additional Comverge shares, acquire a suitable operating business or businesses (in addition to SCR-Tech) and take other actions to come into compliance with the Investment Company Act. There is no assurance that we will be able to successfully complete those steps by June 30, 2008. While we could request an order from the SEC to give us additional time beyond the one year period allowed by Rule 3a-2 to take the actions necessary to come into compliance with the Investment Company Act, the Board of Directors has not yet determined the need to request such an order and there is no assurance that such an order would be granted.

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

Overview and Trend Information

Acorn Factor specializes in acquiring and accelerating the growth of emerging ventures that promise improvement in the economic and environmental efficiency of the energy sector. Consistent with our plans for returning to compliance for the test for exemption under the Investment Company Act, we look to take primarily controlling positions in companies led by great entrepreneurs and to add value by supporting those companies with branding, positioning, strategy and business development.

Our recently acquired company (see “Recent Developments”), SCR-Tech, is a leading provider of catalyst regeneration technologies and management services for selective catalytic reduction (SCR) systems used by coal-fired power plants to reduce nitrogen oxides (NOx) emissions. SCR-Tech integrates leading edge technologies, a highly skilled workforce, and more than 100 years of combined experience in the environmental and power generation industries to provide innovative, cost-effective SCR catalyst management and regeneration services that help our customers achieve and maintain compliance with increasingly stringent NOx regulations.

We are a global company with equity interests in Comverge (14%), the leading clean capacity provider of energy solutions through demand response, Paketeria GmbH (32%), a German super services provider, dsIT (58%) a leader in underwater security systems for strategic coastal energy infrastructure; and Local Power, Inc. (10%), the creator of Community Choice Aggregation, a revolution in renewable power and retail markets for electricity.

During the periods included in this report, we operated in two reportable segments: RT Solutions and OncoPro™. The following analysis should be read together with the segment information provided in Note 11 to the interim unaudited consolidated financial statements included in this quarterly report, which information is hereby incorporated by reference into this Item 2.

RT Solutions

Segment revenues reflected a significant increase in the three and nine month periods ending September 30, 2007 as compared to the three and nine month periods ending September 30, 2006 as well as compared to the second quarter of 2007. Increased revenues were the result of our previously announced contracts with the Israeli Ministry of Defense and a leading European oil terminal operator - both related to our sonar technologies solutions operations. Segment gross profits also significantly increased for the three and nine months periods ending September 30, 2007 as compared to the three and nine month periods ended September 30, 2006 as well as compared to the second quarter of 2007. The increased gross profits reflect the increase in sales which more than offset the reduction in profit margins. We expect that we will continue to see similar levels of revenues, gross profits and gross margins in the coming quarters as a result of our backlog (over $7 million) which are primarily comprised of the recently announced contracts received by dsIT (see “Recent Developments”). Both of these new contracts are in our sonar technologies solutions operations of our RT Solutions segment.

We believe that sonar technology solutions will be the primary source of this segment’s future growth and profitability. We continue to have discussions and seek strategic alliances for marketing and obtaining additional investment for our sonar technologies solutions.

OncoProTM

Segment revenues continue to show a decrease in the nine months ending September 30, 2007 as compared to the nine months ending September 30, 2006 as well as a decrease in the third quarter of 2007 as compared to the third quarter of 2006. Segment revenues did increase in the third quarter of 2007 as compared to the second quarter of 2007. Decreased revenues were the result of reduced hours approved for payment from the Clalit Health Fund. Segment gross profits were unchanged in the third quarter of 2007 as compared to the second quarter of 2007 despite increased revenues due to the cessation of development work and the redirection of personnel costs. Segment gross profits and margins in the nine months ending September 30, 2007 were higher than those in the nine months ending September 30, 2006. However, we do not expect that we will see significantly increased revenues, gross profits or gross margins in the coming quarters.

We have effectively halted our beta-site development work as we continue our discussions and seek strategic alliances for marketing and obtaining additional investment for our OncoPro™ solutions.

Comverge

As described above under “Recent Developments”, on April 18, 2007 Comverge completed its initial public offering and on November 6, 2007, Comverge announced that it had commenced distribution of preliminary prospectuses in anticipation of a follow-on public offering of 1,370,000 shares of common stock that will be offered by Comverge and 5,480,000 shares of common stock to be offered by certain stockholders. The selling stockholders will also grant the underwriters a 30-day option to purchase up to 1,027,500 additional shares of common stock. The offering is being made pursuant to a prospectus filed as part of a registration statement on Form S-1 filed with the Securities and Exchange Commission. Of the shares to be offered by certain stockholders, 1,157,656 shares will be offered by us. We will also grant an option to the underwriters to purchase up to 217,060 additional shares as part of the 30-day option referred to above. A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. On November 14, 2007 Comverge announced that it had postponed the follow-on public offering of common stock. Comverge cited adverse market conditions as the reason for delaying the offering. Comverge currently plans to wait until the market stabilizes and then reevaluate timing.

In July 2007, Comverge completed its acquisition of Enerwise. Enerwise is an energy infrastructure management, demand response and renewable energy services and technology provider that enables commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs.

In September 2007, Comverge completed its acquisition of PES. PES is an energy efficiency company that implements permanent base load reduction solutions for commercial and industrial customers under long-term, pay-for-performance contracts with a utility.

As of October 18, 2007, Comverge had contracted capacity of 659 megawatts, and estimated that its total payments to be received from its capacity contracts through 2017 were approximately $318 million.

Paketeria

We account for our Paketeria investment the equity method and, as such, up until the recent private placement by Paketeria, we recorded approximately 33% of its loss in our consolidated results. As a result of the private placement by Paketeria (see “Recent Developments”), it raised approximately €1.7 million ($2.4 million) and we converted approximately $1.1 million of debt to equity in Paketeria and our shareholdings were reduced to approximately 31%. The private placement of Paketeria was done at a post-money valuation of €9.8 million ($13.8 million). As a result of the private placement and the related transactions, we recorded a non-cash gain of $0.5 million.

Paketeria was established to take advantage of the privatization and subsequent substantial reduction in retail outlets of the German post office. Since the beginning of 2006, Paketeria has doubled in size. In 2007, Paketeria is continuing its expansion of stores. In addition, Paketeria is planning to add additional services to its unique “Super Services Market” format. Planned additions to its services menu include an Internet pharmacy and telecommunication services in cooperation with The Phone House, Europe’s largest independent mobile phone retailer.

Paketeria continues to look for additional outside equity or debt financing to assist it in its expansion.

Corporate

In April 2007, we completed the approximately $6.9 million private placement of our Convertible Redeemable Subordinated Debentures. We intend to use the funds raised for general working capital and to finance our search for additional strategic acquisitions and investments.

In addition, we have recently, as guarantor, issued a guarantee to an Israeli bank, under which we pledged monies in an account with the Israeli bank in an amount up to $2.5 million. The guarantee was issued in order to secure dsIT guarantees related to a purchase order from the Israeli Ministry of Defense for a sonar and underwater acoustics system. The Israeli bank will be entitled to draw from the deposited funds as reimbursement in the event that it is required to pay any amounts under the dsIT guarantees.

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

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three months ended September 30, 2006 and 2007, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components.

	Nine months ended September 30,					Three months ended September 30,
	2006		2007		Change	2006		2007		Change
	($,000)	% of sales	($,000)	% of sales	% of 2006	($,000)	% of sales	($,000)	% of sales	% of 2006
Sales	$2,886	100%	$3,315	100%	15%	$923	100%	$1,595	100	73
Cost of sales	2,037	71	2,501	75	23	647	70	1,122	70	73
Gross profit	849	29	814	25	(4)	276	30	473	30	71
R&D expenses	184	6	310	9	68	87	9	77	5	(11)
SMG&A expenses	3,537	123	3,012	91	(15)	1,571	170	1,153	72	(27)
Operating loss	(2,872)	(100)	(2,508)	(76)	(13)	(1,382)	(150)	(757)	(47)	(45)
Finance expense, net	(23)	(1)	(2,827)	(85)	12,191	(17)	(2)	(716)	(45)	4,112
Gain on public offering of Comverge	--	--	16,169	488		--	--	--	--	--
Gain on private placement of Paketeria	--	--	533	16		--	--	533	33
Other income, net	330	11	--		(100)	--	--	--	--	--
Income (loss) before taxes on income	(2,565)	(89)	11,367	343	543	(1,399)	(152)	(940)	(59)	33
Taxes on income	(8)	0	(9)	0	13	(2)	0	(4)	0	100
Income (loss) from operations of the Company and its consolidated subsidiaries	(2,573)	(89)	11,358	343	541	(1,401)	(152)	(944)	(59)	33
Share in losses in Paketeria	(250)	(9)	(828)	(25)	231	(250)	(27)	(440)	(28)	76
Share in losses in Comverge	(210)	(7)	--	--	(100)	--	--	--	--	--
Net loss from continuing operations	(3,033)	(105)	10,530	318	447	(1,651)	(179)	(1,384)	(87)	16
Net income from discontinued operations, net of tax	78	3	--	--	(100)	--	--	--	--	--
Loss on sale of discontinued operations and contract settlement	(2,298)	(80)	--	--	(100)	--	--	--	--	--
Net income (loss)	$(5,253)	(182)	$10,530	318	300	$(1,651)	(179)	$(1,384)	(87)	16

Sales. Sales in the first nine months of 2007 increased by $429,000, or 15%, from $2.9 million in the first nine months of 2006 to $3.3 million in the first nine months of 2007. Sales in the third quarter of 2007 reflected an increase of $672,000, or 73%, from $0.9 million in the third quarter of 2006 to $1.6 million in the third quarter of 2007. The increases for both periods were wholly attributable to the increase in our RT Solutions segment sales (increases of $338,000 and $570,000 for the nine and three month periods ended September 30, 2007 as compared to 2006, respectively) which was the result of two new significant projects in 2007 (see “Recent Developments”). This increase more than offset the slight decrease in sales in our OncoProTM segment during those periods.

Gross profit. Gross profits in the first nine months of 2007 decreased by $35,000, or 4%, from $849,000 to $815,000, compared to the first nine months of 2006. The decrease was primarily attributable to slightly decreased gross profits in the RT Solutions segment which were the result of lower margins which offset the increased sales during the period. The lower margins were due to the inclusion in 2006 of certain project sales with relatively high gross profit margins. Gross profit in the third quarter of 2007 increased by $197,000, or 71%, from $276,000 to $473,000, in comparison to the third quarter of 2006, primarily due to the previously mentioned increase in RT Solutions sales. Gross margins were unchanged in the third quarter of 2007 as compared to the third quarter of 2006.

Selling, marketing, general and administrative expenses (“SMG&A”). Selling, marketing, general and administrative expenses (“SMG&A”) decreased significantly in the first nine months of 2007 ($525,000) from $3.5 million to $3.0 million compared to the first nine months of 2006. SMG&A also decreased significantly (by $418,000) in the third quarter of 2007 as compared to the third quarter of 2006. The decreases for both the nine and three month periods is due almost entirely to decreases in stock compensation expense recognized in the periods in accordance with FAS 123R.

Gain on public offering of Comverge.  In April 2007, Comverge completed its initial public offering. As a result of the Comverge offering, the Company recorded an increase in its investment in Comverge and recorded a non-cash gain of $16.2 million in “Gain on public offering of Comverge”. Subsequent to the offering, the Company no longer accounted for its investment in Comverge under the equity method.

Gain on private placement of Paketeria.  In September 2007, Paketeria completed a private placement of shares. As part of the transaction, the Company converted approximately $1.2 million of debt to equity in Paketeria. As a result of the Paketeria private placement, the Company recorded a decrease in its investment in Paketeria and recorded a non-cash gain of $533,000 in “Gain on private placement of Paketeria”.

Finance expense, net. Finance expense, net, increased in the first nine months of 2007 as compared to the first nine months of 2006 from $23,000 to $2.8 million. Finance expense, net, also increased in the third quarter of 2007 as compared to the third quarter of 2006 from $17,000 to $716,000. The increases are entirely attributable to the finance costs associated with our private placement of convertible debt in the first and second quarters of 2007.

Share of losses in Comverge. In the first quarter of 2006, we recognized $210,000 in previously unrecognized and current losses of our Comverge equity affiliate offsetting our additional investments during the quarter in that amount in Comverge preferred stock. As our investment in Comverge had been reduced to zero, we no longer recorded additional losses against our investment in Comverge.

Share of losses in Paketeria. In the first nine months of 2007, we recognized losses of $779,000 representing our approximate 33% share of Paketeria’s losses for the period and amortization expense associated with acquired non-compete and franchise agreements and the change in value of options. In addition, we also recognized additional losses totaling $49,000 with respect to stock compensation expense associated with a previous option grant to Paketeria’s founder and managing director.

Net income from discontinued operations, net of tax. The results as reported reflect the net results of Databit prior to our sale in March of 2006.

Loss on sale of discontinued operations and contract settlement, net of tax. This loss resulted from the sale of our Databit computer hardware company and contract settlement with our former CEO during the first quarter of 2006.

Liquidity and Capital Resources

As of September 30, 2007, we had working capital of $2.8 million, including $4.2 million of cash and cash equivalents. Net cash provided in the nine months of 2007 was $2.7 million. Net cash of $1.8 million was used in operating activities during the first nine months of 2007. The primary use of cash in operating activities during the first nine months of 2007 was our corporate cash expenses of $1.4 million. Net cash of $1.7 million was used in investing activities, primarily due to our $1.2 million loans to and acquisition of a note due from Paketeria (which was subsequently converted to equity together with accrued interest) and our $0.3 million investment in Local Power. Net cash of $6.2 million was provided from financing activities, primarily from the proceeds of our private placement of debentures and warrants net of related discounts ($5.8 million, net) and the proceeds from option and warrant exercises ($1.0 million) offset by debt repayments ($0.6 million, net).

On October 18, 2007, an Israeli bank issued certain financial and performance guarantees in support of obligations of dsIT, under a purchase order from the Israeli Ministry of Defense for a sonar and underwater acoustics system. We, as guarantor, issued a Deed of Guarantee to the Israeli bank, under which we pledged monies in an account with the bank in an amount up to $2.5 million (the “Guarantee Funds”). The Deed of Guarantee was issued in order to secure the guarantees dsIT Guarantees. The Israeli bank will be entitled to draw from the Guarantee Funds as reimbursement in the event that it is required to pay any amounts under the dsIT Guarantees. As at November 7, 2007, the amounts deposited in the Israeli bank as Guarantee Funds was $1.5 million. We expect that these funds will be restricted for use until approximately December 2008.

The purchase of SCR-Tech was funded by a $14 million loan dated November 7, 2007 from CitiGroup Global Markets, Inc., as lender, under the Loan Agreement dated as November 1, 2007. Under the Loan Agreement, as security for loans drawn down under the Loan Agreement we pledged our 2,786,021 shares of Comverge, Inc. common stock. Any amounts advanced to us under the Loan Agreement are payable upon demand by the lender. Interest is payable monthly on any amounts advanced under the Loan Agreement in accordance with the lender’s published rates and policies for securities margin accounts which currently is 7.0%.

As of November 13, 2007 the Company’s corporate operations had an aggregate of approximately $6.5 million in cash and cash equivalents (not including the $1.5 million deposited in an account as a security for a guarantee for dsIT - see above), reflecting a $5.0 million increase from the balance as of December 31, 2006.

We believe that the cash available and the cash potentially available from any sales of our holdings in Comverge will provide more than sufficient liquidity to allow us to repay outstanding debt as well as finance Acorn’s activities for the foreseeable future and for the next 12 months in particular. In October 2007, dsIT converted approximately $168,000 of its lines of credit being utilized at September 30, 2007 to a 12 month term loan which is denominated in NIS and bears interest at the Israeli prime rate plus 1.5% per annum. The Israeli prime rate fluctuates and as of September 30, 2007 was 5.50%. Subsequent to the conversion of this portion of dsIT’s lines of credit, dsIT has approximately $234 of lines of credit available to it with an interest rate of the Israeli prime plus 1.5%. As at November 1, 2007, dsIT was not utilizing any of its credit lines.

At September 30, 2007, dsIT was in technical violation of covenants under its line of credit. This bank is continuing to provide funding to dsIT despite the technical violation and has not formally notified dsIT of any violation or any contemplated action. Acorn has agreed to be supportive of dsIT’s liquidity requirements over the next 12 months.

Contractual Obligations and Commitments

Our contractual obligations and commitments at September 30, 2007, excluding certain severance arrangements described below, principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and potential severance obligations to Israeli employees and are set forth in the table below.

	Cash Payments Due During Year Ending September 30,
	(amounts in thousands)
Contractual Obligations	Total	2008	2009-2010	2011-2012	2013 and thereafter

Long-term debt	$6,886	$--	$--	$6,886	$--
Operating leases (1)	752	453	299	--	--
Potential severance obligations to Israeli employees (2)	2,378	285	--	--	2,093
Investment in EnerTech Capital Partners III L.P. (3)	5,000	5,000	--	--	--
Investor relations	12	12	--	--	--
Total contractual cash obligations	$15,028	$5,750	$299	$6,886	$2,093

We expect to finance these contractual commitments from cash on hand and cash generated from operations.

(1) As part of the sale of our Databit computer hardware subsidiary, we assigned all of the US leases to Databit and after the first quarter of 2006 will no longer have rental expense for facilities in the US. However, the landlords of the properties have not yet consented to the assignments and we therefore continue to be contingently liable on these leases, which have an annual cost of approximately $120,000 until November 2008. Such costs are included in the table above. Databit has agreed to indemnify us for any liability in connection with these leases. Under a transition services arrangement, we have agreed to pay Databit $20,000 per year for various administrative services.

(2) Under Israeli law and labor agreements, dsIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and ending salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of September 30, 2007, we accrued a total of $2.4 million for potential severance obligations of which approximately $1.6 million was funded with cash to insurance companies.

(3) In August 2007, we committed to invest up to $5 million over a ten-year period in EnerTech Capital Partners III L.P. (“EnerTech III”), a proposed $250 million venture capital fund targeting early and expansion stage energy and clean energy technology companies that can enhance the profits of the producers and consumers of energy.

The primary objective of EnerTech III is to provide superior venture returns. In so doing, EnerTech III may also provide investors with venture portfolio diversification, a hedge against rising commodity fuel prices and access to emerging companies that reduce the global dependence on hydrocarbons.

Our obligation under this commitment is presented as a current liability, though it is uncertain as to when actual payments may be made. To date, we have received and funded a capital call of $400,000 to EnerTech III.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit incurred to finance our operations in Israel, whose utilization at September 30, 2007 stood at approximately $378,000. Additionally, our monetary assets and liabilities (net liability of approximately $0.4 million) in Israel are exposed to fluctuations in exchange rates. In addition, $3.4 million, $0.3 million and $0.1 million of our backlog of projects are contracts and orders that are linked to an Israeli Ministry of Defense Index, denominated in Euros and denominated in NIS, respectively. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or foreign currency exchange rate exposures.

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

ACORN FACTOR, INC.

Dated: November 19, 2007	By:	/s/ Michael Barth
Michael Barth Chief Financial Officer