Form 10-Q/A
period 2007-09-30
ACORN FACTOR, INC.
filed 2007-11-20
CIK 880984

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 19, 2007 (the “Original Filing”) to correct the date in the signature to Exhibit 32.2. Accordingly we are refiling Exhibits 31.1, 31.2, 32.1, and 32.2, corrected to be dated the date hereof. We have not made any other changes to the Original Filing.

Except as identified above, no other items included in the Original Filing have been amended. This Amendment No.1 on Form 10-Q/A does not modify or attempt to update the financial statements, footnotes or any other disclosures as contained in the Original Filing.

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

ACORN FACTOR, INC.

Dated: November 20, 2007	By:	/s/ Michael Barth
Michael Barth Chief Financial Officer