Form 10-K
period 2007-12-31
ACORN ENERGY, INC.
filed 2008-04-15
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission file number:	0-19771

ACORN ENERGY, INC.
(Exact name of registrant as specified in charter)

Delaware	22-2786081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 West Rockland Road, Montchanin, Delaware	19710
(Address of principal executive offices)	(Zip Code)

(302-656-1707)
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
      Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of last day of the second fiscal quarter of 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $48.0 million based on the closing sale price on that date as reported on the Over-the-Counter Bulletin Board.

As of April 14, 2008 there were 11,189,391 shares of Common Stock, $0.01 par value per share, outstanding.

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

AquaShieldTM  and OncoProTM are trademarks of our DSIT Solutions Ltd. subsidiary. CoaLogixTM is a trademark of our CoaLogix subsidiary.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Acorn Energy is a holding company that specializes in acquiring and accelerating the growth of emerging ventures that promise improvement in the economic and environmental efficiency of the energy sector. We aim to acquire primarily controlling positions in companies led by promising entrepreneurs and we add value by supporting those companies with financing, branding, positioning, and strategy and business development.

Through our majority-owned operating subsidiaries we provide the following services:

•	RT Solutions. Real time software consulting and development services, provided through our DSIT subsidiary, with a focus on port security for strategic energy installations.

•
SCR Catalyst and Management Services for coal-fired power plants that use selective catalytic reduction (“SCR”) systems to reduce nitrogen oxide (“NOx”) emissions, provided through CoaLogix and its subsidiary SCR-Tech LLC. These services include SCR catalyst management, cleaning and regeneration as well as consulting services to help power plant operators to optimize efficiency and reduce overall NOx compliance costs.

Our equity affiliates and entities in which we own significant equity interests are engaged in the following activities:

•	Comverge Inc. Energy intelligence solutions for utilities and energy companies through demand response by Comverge, Inc.

•
Paketeria AG. Owner and franchiser of a full-service franchise chain in Germany that combines eight services (post and parcels, electricity, eBay dropshop, mobile telephones, copying, printing, photo processing and printer cartridge refilling) in one store.

•	Local Power, Inc. Consultation services for Community Choice Aggregation, through Local Power, Inc.

•	GridSense Systems Inc. Provides remote monitoring and control systems to electric utilities and industrial facilities worldwide.

During 2007, we had operations in two reportable segments: providing catalyst regeneration technologies and management services for SCR systems and RT Solutions which is conducted through our DSIT subsidiary. We no longer consider OncoPro to be a reportable segment as management has intensified its focus on SCR and RT Solutions activities. In addition, OncoPro activities are no longer separately reviewed by the Chief Operating Decision Maker.

SALES BY ACTIVITY

The following table shows, for the years indicated, the dollar amount (in thousands) and the percentage of the sales attributable to each of the segments of our operations.

	2005		2006		2007
	Amount	%	Amount	%	Amount	%
RT Solutions	$2,873	69	$2,797	68%	$3,472	61%
SCR	—	—	—	—	797	14
Other	1,314	31	1,320	32	1,391	25
Total	$4,187	100%	$4,117	100%	$5,660	100%

SCR Catalyst and Management Services

Through SCR-Tech, which is 100% owned by our 85% owned CoaLogix subsidiary, we offer a variety of services for coal-fired power plants that use SCR systems to reduce NOx emissions. These services include SCR catalyst management, cleaning and regeneration, as well as consulting services to help power plant operators optimize efficiency and reduce overall NOx compliance costs. In March 2008, CoaLogix announced its CoalVision 360º strategy and the addition of a strategic partner, EnerTech Capital III, which acquired a 15% interest in CoaLogix. We currently own 85% of CoaLogix following EnerTech’s investment. CoalVision 360º is CoaLogix’s strategy for creating value for its customers and shareholders while fulfilling our industry’s obligations to ever tightening clean air laws.

Products and Services

Industry Background and Market Drivers

Through SCR-Tech, we provide innovative products and services to address the growing emissions control market for coal-fired power plants. We foresee substantial and growing opportunities in this market, driven by a continued use of coal to meet ever increasing energy demand, combined with increasingly stringent air quality regulations, resulting in a rapidly developing demand for clean coal technologies and a substantial future market for innovative, cost-effective solutions for clean energy production. Coal-fired plants represent approximately 50% of the nation’s power generating capacity, and we believe they will continue to play an important role in the U.S. electricity generation market in the years ahead. Department of Energy projections indicate that significant new coal-fired generating capacity will be added in the U.S. over the next 23 years to meet baseload electricity demand, increasing coal’s share of the U.S. power market to 57% by 2030.

We believe the future of coal as a primary fuel source for U.S. power production is reasonably assured, driven by growing energy demand, rising world oil and natural gas prices, limited oil and natural gas supplies, and increased focus on energy independence. Coal is the least expensive fossil fuel on an energy-per-BTU basis, and remains one of the most abundantly available fossil fuels in the U.S. Coal-fired power plants, in particular, continue to be a primary target for NOx reduction, and selective catalytic reduction remains the most widely used technology by plant operators to control NOx. With NOx removal efficiencies of up to 95%, SCR systems (also referred to as SCR reactors) are considered to be the most effective NOx reduction solution, and are expected to remain the dominant technology choice for coal-fired power plants to meet increasingly stringent U.S. air quality regulations. Furthermore, since U.S. air quality regulations allow power plant operators to pool their emissions reductions (e.g. remove more NOx than required at one unit and settle for lower than otherwise required NOx removal at another), utilities favor the highly efficient SCR technology for their largest generating assets.

SCR technology is based on ceramic catalyst that removes NOx from the power plant exhaust by reducing it with ammonia to elemental nitrogen and water vapor. Over time, ash buildup can cause physical clogging or blinding of the catalyst, which negatively impacts the performance of both the SCR system and the power generating facility. In addition, various chemical elements present in the flue gas, which act as catalyst poisons, cause a gradual deactivation of the catalyst over time. The result is a decrease in NOx removal efficiency, which requires a continual need for some form of catalyst replenishment throughout the operating life of the SCR system.

The average useful life of SCR catalyst is approximately 24,000 hours (equivalent to three years of year-round operation). Until a few years ago, the only solution for restoring activity and NOx reduction performance was to replace spent catalyst with costly new catalyst. Since 2003, SCR-Tech has offered U.S. power plant operators a more cost-effective alternative in the form of catalyst regeneration.

Regulatory Drivers

The 1990 Clean Air Act Amendments were implemented to improve air quality in the United States. This federal law covers the entire country and is enforced by the U.S. Environmental Protection Agency (“EPA”). Under the Clean Air Act, the EPA limits how much of a pollutant can be in the air anywhere in the United States, with each state responsible for developing individual state implementation plans (“SIPs”) describing how each state will meet the EPA’s set limits for various pollutants. Emissions of NOx are considered to be one of the principal contributors to secondary ground level ozone, or smog, and thus are included in the EPA’s criteria pollutants for which limits have been established. Energy producers and other industries operating large power plants, particularly in the Eastern half of the U.S., have been required to significantly reduce their NOx emissions. Increasingly stringent NOx reduction requirements are the primary driver of our SCR services business today. In addition, growing concerns over mercury and sulfur trioxide (“SO3”) and new regulations to control these emissions are on the horizon, which we expect could present additional opportunities for our business.

Below is a summary of current and impending regulations driving our SCR Catalyst and Management Services business:

•
NOx SIP Call - The primary Clean Air Act program driving SCR-Tech’s business today is the EPA’s NOx SIP Call. This program was designed to mitigate the regional transport of ozone, which is contributing to the poor air quality of downwind states. The NOx SIP Call required energy producers and other industries operating large power plants in the Eastern half of the U.S. to reduce their NOx emissions by at least 85% by 2007. Implementation of the NOx SIP Call has required major NOx reductions during the five-month “ozone season” (May 1-September 30) in 19 Midwestern and Eastern states and the District of Columbia. Compliance with the NOx SIP Call has resulted in a dramatic increase in the number of SCR system installations at coal-fired power plants for the removal of NOx.

•
Clean Air Interstate Rule (CAIR) - CAIR is a new air quality regulation soon to take effect that is designed to permanently cap and achieve substantial reductions in emissions of sulfur dioxide (“SO2”) and NOx across 28 Eastern states and the District of Columbia that we believe will further increase the size of our addressable market. When fully implemented, CAIR is expected to significantly reduce SO2 and NOx emissions in these states from 2003 levels by 2015 utilizing a cap-and-trade approach. With respect to NOx, this rule builds on the NOx SIP Call with the objective of further mitigating air pollution moving across state boundaries, and proposes to cut NOx emissions from power generating facilities significantly by 2015. Over the next decade we expect the implementation of CAIR to increase NOx trading (resulting in an increase in the amount of SCR catalyst used to control NOx with the objective of generating NOx credits), further increase the number of SCR systems installed today, and also require year-round SCR system operation (with increased NOx reduction required during ozone season) beginning in 2009 to meet the more stringent requirements. Currently, to comply with the NOx SIP Call, the majority of SCR systems are only required to operate during the five-month ozone season when the potential for ozone formation is at its highest. With year-round operation to comply with CAIR, the catalyst used in SCR systems will need to be replenished with new or regenerated catalyst on a much more frequent basis.

•
Clean Air Mercury Rule (CAMR) - The EPA issued CAMR as the first program ever designed to permanently cap and reduce mercury emissions from coal-fired power plants. When fully implemented, CAMR is expected to reduce utility emissions of mercury significantly between 2010 and 2018. CAMR has the potential to impact SCR catalyst choices in the future. Oxidized mercury is more easily captured in a downstream wet flue gas desulphurization (“FGD”) system than elemental mercury. A recent Federal Appeals court ruling indicated that CAMR did not go far enough in the reduction of mercury and therefore new more stringent legislation is being discussed.

While our current service offerings do not specifically address a reduction in mercury emissions, we believe that the use of regenerated SCR catalyst could yield an incremental positive impact on the oxidation of mercury. We are currently in a program to further explore and validate this assertion. If we can demonstrate that regenerated catalyst does in fact increase the oxidation of mercury to make it more easily captured in downstream FGD systems, this could further compel customers to regenerate their catalyst.

•
SO2 to SO3 Conversion - As a result of a growing industry desire to burn lower cost coal with higher sulfur content, increased attention is now being placed on the conversion of SO2 to SO3 as a byproduct of operating SCR systems. When emitted into the atmosphere, SO3 results in the creation of a sulfuric acid mist, which is both environmentally damaging and costly to power plant operators. Environmental groups and the utility industry are now becoming increasingly concerned with destructive sulfuric acid emissions and their related corrosive effects.

Increased concern about SO2 to SO3 oxidation presents an added opportunity for our SCR services business. The use of regenerated catalyst can significantly lower SO2 oxidation rates. In some cases, SO2 oxidation rates were measured as low as the conversion rates achieved only through the use of more costly, ultra-low conversion catalyst. Importantly, the regenerated catalyst achieved significant reductions in SO2 conversion while still maintaining original catalytic activity levels and NOx reduction performance. By offering a more cost-effective approach for restoring catalyst NOx reduction activity while simultaneously reducing SO2 to SO3 oxidation, we believe catalyst regeneration will present a compelling alternative to the purchase of ultra-low conversion catalyst.

Customers and Markets

Market Opportunity

The recent growth in SCR system installations driven by the NOx SIP Call has resulted in a large and growing market for SCR catalyst and management services. As the majority of SCR systems in the U.S. currently operate five months out of the year during the ozone season, and have an installed catalyst life of approximately 24,000 hours, many of the units that commenced operation at the beginning of the decade are now, or will soon be, in need of their first catalyst replenishment. Based upon the substantial number of SCR systems that commenced operation between 2000 and 2006, combined with the requirements for year-round operation beginning in 2009 as a result of CAIR, we expect the market for catalyst replenishment to increase dramatically within the next five years.

We expect the U.S. market for catalyst regeneration to more fully develop in the 2008-2009 timeframe as a result of the following factors:

•
Most SCR systems will have been running for four to six years during the five months of ozone season, and the initial catalyst installed in these systems will be approaching its 24,000-hour useful life and will need to be replenished.

•
In anticipation of the onset of CAIR, power plant operators are now planning for increased NOx reduction requirements and year-round SCR operation beginning in January 2009. Accordingly, we expect that utilities will begin to contract for new or regenerated catalyst in 2008 to ensure they will have sufficient catalyst activity to comply with the more stringent standards.

•	Some power plant operators have indicated they may commence year-round operation during 2008 to begin generating NOx credits in advance of the stringent regulations imposed by CAIR.

•	A number of states, such as North Carolina, Ohio, Pennsylvania, and West Virginia, are providing incentives to power producers to achieve early compliance with CAIR.

We believe the impact of year-round SCR operation beginning in 2009, together with an increase in the amount of catalyst required to comply with tighter regulations and further growth in the number of SCR system installations, will further increase the frequency of catalyst replenishment, resulting in a total addressable market for catalyst cleaning and regeneration estimated in excess of $100 million by 2011.

 By offering customers more economical ways to operate and maintain their SCR units, along with a lower cost regeneration alternative to purchasing new catalyst, we believe SCR-Tech has the potential to play a significant role in the growing U.S. market for SCR catalyst and management services.

SCR-Tech’s Service Offerings

Catalyst Cleaning, Rejuvenation and Regeneration

We offer proprietary and patented processes based on highly sophisticated and advanced technologies that can improve the NOx removal efficiency and restore the useful life of installed SCR catalyst, providing a compelling economic alternative to catalyst replacement. SCR-Tech’s processes are capable of not only physically cleaning and rejuvenating the most severely plugged, blinded or poisoned catalyst, but of also chemically reactivating deactivated catalyst. Depending upon the state of the installed catalyst, SCR-Tech offers several alternatives for restoring its NOx removal efficiency and extending its life.

For lightly plugged or blinded catalyst that has not yet fully deactivated from catalyst poisons, SCR-Tech offers an “in-situ” cleaning process that can be performed on catalyst at the customer’s plant site without requiring removal of the catalyst from the SCR unit. For severely plugged or blinded catalyst that may have limited deactivation from catalyst poisons, SCR-Tech offers an off-site cleaning and rejuvenation process that is performed at SCR-Tech’s regeneration facility. In this process, the customer removes the catalyst modules from the SCR unit and ships them to SCR-Tech. The cleaning process physically removes the materials plugging the catalyst to improve its NOx removal efficiency while the rejuvenation process removes catalyst poisons to extend its useful life.

For catalyst that has significantly deactivated and that may also be severely plugged or blinded, SCR-Tech offers an off-site regeneration process that restores deactivated SCR catalyst back to its original specifications and catalytic activity, often to activity levels at or greater than its original specifications. SCR-Tech’s regeneration process involves removing the deactivated catalyst modules from the SCR unit and shipping them to SCR-Tech’s regeneration facility where the catalyst is both cleaned and chemically reactivated.

The regeneration process at SCR-Tech consists primarily of four individual steps: ultrasonic deep cleaning to remove physical and microscopic particle ash; soaking and washing with chemicals to remove poisons that have contributed to catalyst deactivation; regeneration of catalyst activity through chemical reactivation; and heat treatment to seal in the newly added activity.

Once cleaned and regenerated, SCR-Tech returns the catalyst modules to the customer for reinstallation in the SCR unit. Upon reinstallation, the regenerated catalyst demonstrates the same level or an increased level of performance and deactivation rate as the original catalyst.

SCR and Catalyst Management

The most effective way to operate an SCR system is through a comprehensive catalyst management program. Catalyst management is often viewed as developing a plan for a given SCR system to maintain sufficient catalyst activity necessary to achieve the required NOx reduction with an acceptable margin to avoid inadvertent NOx or ammonia slip excursions beyond allowable limits.

We provide a broad array of customized SCR and catalyst management services, including guidance on effective SCR and catalyst management strategies, with the objective of assisting plant operators in optimizing the operation and performance of their SCR systems while reducing their operation and maintenance costs and achieving cost-effective NOx compliance. These services include ammonia inspection grid inspection and tuning; fuel reviews; flow distribution; test plans; catalyst specification, selection and initial performance testing for guarantee verification; catalyst life cycle forecasting through advanced computer simulation; SCR reactor inspection and catalyst sampling; catalyst activity testing and determination of SO2/SO3 conversion rate in a bench-scale reactor; and development of catalyst exchange strategies.

As part of its catalyst management program, SCR-Tech offers customized catalyst regeneration plans scheduled around planned outages. SCR-Tech provides SCR and catalyst management services for individual plants, on a multi-plant basis, or under a fleet-wide blanket agreement. All SCR and catalyst management services are offered as either a complete package or “a la carte,” allowing the flexibility to select and combine various services on an as-needed basis tailored to the individual SCR system.

Experience

SCR-Tech’s catalyst regeneration technology has been successfully applied in Germany since 1997 by its former parent company and since 2003 in the United States. We have cleaned/regenerated large quantities of SCR catalyst of all types on a worldwide basis to date for all major catalyst manufacturers. This extensive experience has validated our technology’s ability to achieve maximum NOx reduction performance while reducing overall NOx compliance costs for the power generating facility.

Quality Control

We maintain a comprehensive quality assurance/quality control program for each step in our SCR catalyst and management process including SCR reactor inspection, catalyst sampling, testing, chemical analysis, development of a custom cleaning, rejuvenation and regeneration process, and catalyst treatment, packing and shipping.

Our supervisory personnel in the office, on-site, in the lab and in the production facility seek to ensure that each step in the process is executed under the highest of standards and in compliance with contractual requirements. All of our on-site SCR reactor inspections are performed by a team of experienced professionals with years of experience working on SCR systems.

Our testing, inspection, and laboratory services all complement each other and allow us to provide our customers with a complete picture of their SCR reactor and its operating effects on the balance of the plant.

The combined results of this effort are used to monitor and forecast SCR system and catalyst performance and to accurately forecast the development of the installed NOx reduction potential. By comparing the forecast with the required minimum NOx reduction potential, the point in time for the need for catalyst regeneration or replacement can be identified allowing for the necessary outage planning well in advance of the actual occurrence.

Customers

Our SCR Catalyst and Management Services business currently serves the U.S. coal-fired power generation market. Our customer base ranges from large investor-owned utilities and independent power producers to smaller municipal power generators.

Since commencing commercial operations in its regeneration facility in March 2003, SCR-Tech has provided services for some of the largest electric utility companies and independent power producers (“IPPs”), and their equipment suppliers, in the U.S. SCR-Tech has made significant progress over the past years in strengthening its relationships within the utility industry, developing new sales channels, and increasing its market penetration.

For the full year of 2007 (including the period prior to our acquisition of SCR-Tech), five customers represented approximately 90% SCR-Tech’s revenue. As part of an ongoing growth and revenue diversification strategy, SCR-Tech continues to actively target SCR operators throughout the United States, and the Eastern U.S. in particular, to further expand its customer base and broaden its reach in the marketplace.

Competitive Advantage

SCR-Tech presently is the only company in North America offering a regeneration process capable of restoring SCR catalyst activity back to at least its original specifications. Our regeneration process currently competes only against new catalyst sales when a replenishment of catalyst activity is required.

SCR-Tech’s regeneration process has several advantages over purchasing new catalyst by (i) offering cost savings, (ii) eliminating or reducing disposal issues, (iii) enhancing catalyst activity and (iv) reducing SO2 conversion

Cost Savings

SCR-Tech offers catalyst regeneration for significantly less cost than purchasing new catalyst. As part of our regular course of business, we continuously work on various programs aimed at streamlining our production costs. We believe the outcome of these programs will enable us to achieve sufficient flexibility in our pricing to maintain our cost advantage while remaining competitive with any reductions in new catalyst pricing or with any future regeneration competition that may arise. We believe that the savings that can be generated through regeneration will become increasingly important to cost-conscious power generating companies once SCR units commence year-round operation beginning in 2009, and catalyst replenishment will be required on a more frequent basis.

Elimination/Reduction of Disposal Issues

Catalyst regeneration not only provides SCR operators a significantly lower cost alternative to catalyst replacement, but also eliminates the costs and environmental liabilities associated with disposing of deactivated catalyst, which must be shipped to a disposal site and may be considered hazardous waste. Even though our cleaning and regeneration services involve the removal of hazardous wastes from catalyst and the use of significant chemical materials, we do not face the same environmental risks or liabilities as a result of the waste water treatment plant serving our production facility, which provides for the appropriate treatment and disposal of all such waste. The shipping costs associated with regenerating catalyst are comparable to those of replacing catalyst. However, the added cost of placing the spent catalyst in a landfill or disposal site can be significant. In addition, avoiding landfill costs can also reduce or eliminate future liabilities associated with hazardous waste.

Enhanced Activity

Aging of the catalyst reduces the useful activity through channel plugging by ash, and by the blinding of the active sites on a microscopic scale by fuel constituents and other fuel-related poisons that attach to active sites, chemically deactivating or sealing them and rendering these sites impotent. These deteriorating factors reduce the catalyst activity until the useful life has been depleted. At that time, the catalyst must be replenished, either through the purchase of new replacement catalyst or through regeneration. Replacement is a more costly alternative and results in disposing of the basic activity still left in the catalyst. Regeneration, on the other hand, fully restores the useful activity of the spent catalyst, while still taking full advantage of all the basic activity, for significantly less cost than replacement. By increasing the number of catalytic sites available for reaction, SCR-Tech’s process has even been demonstrated in certain cases to increase catalytic activity beyond the original level by as much as 25%, providing the potential for significant economic value.

Reduced SO2 Conversion

The use of regenerated catalyst has also been demonstrated to significantly lower SO2 oxidation rates when compared with the conversion rates of new catalyst. Importantly, the regenerated catalyst achieved significant reductions in SO2 conversion while still maintaining original catalytic activity levels and NOx reduction performance.

Competition

SCR-Tech is presently the only company in North America offering a catalyst regeneration process for the North American marketplace that can chemically reactivate and fully restore SCR catalyst activity and NOx reduction performance back to original specifications.

Currently, new catalyst remains the primary competition for SCR-Tech’s regeneration process when a replenishment of catalyst activity is necessary. While we believe that SCR-Tech’s regeneration process offers significant cost and performance advantages over the purchase of replacement catalyst and essentially eliminates the costs and environmental concerns associated with land filling spent catalyst, it is possible that the leading SCR catalyst suppliers and others could eventually develop a solution that may compete with ours. We cannot fully anticipate how catalyst manufacturers may react to growing competitive pressure and increased penetration of regeneration in the U.S. catalyst replacement market. While we know of no catalyst supplier with definitive plans to launch U.S.-based regeneration services in the near-term, we expect some future tactics or market entry by these companies to better compete with SCR-Tech’s regeneration process. Furthermore, we are aware of certain companies, including Cormetech and Hitachi, that have indicated an interest in offering catalyst cleaning and regeneration.

We are aware of one company, STEAG LLC (“Steag”), which is entering the U.S. catalyst regeneration market and has announced plans to offer regeneration services beginning in 2008. Steag is currently building a regeneration facility in North Carolina. Steag, based in Charlotte, North Carolina, is a subsidiary of a large German power producer, STEAG GmbH.

We believe the combination of our intellectual property and patent protection, practical experience required to successfully engage in catalyst regeneration, the investment required for a production facility, and the total size of the market create a barrier for a significant number of new entrants to the market. In addition, we believe that our first mover advantage in the regeneration marketplace, combined with our solid reputation as a market leader, established customer base, substantial regeneration experience, and recent technological advances will help us maintain our leading market position as the first company in North America to offer a technically feasible and economically viable regeneration process for SCR catalyst.

Furthermore, we plan to vigorously protect our proprietary technologies and processes and further deter competitors from entering the market through ongoing technology innovations and cost-reduction activities, adding new patents and strengthening our protection of existing patents, and by identifying industry trends and future needs so that we may further tailor our products and services to better meet these needs.

With respect to cleaning and rejuvenation, we expect SCR-Tech’s processes to compete with alternative cleaning and rejuvenation approaches currently in the marketplace. We are aware of at least one company, that offers an on-site SCR catalyst cleaning and washing process that requires the removal of the catalyst from the SCR system. We believe that SCR-Tech’s patent-protected cleaning process offers several competitive advantages, including both an off-site process and an “in-situ” process that does not require the removal of the catalyst from the SCR system.

Production and Laboratory Facilities

SCR-Tech’s business operations are located in Charlotte, North Carolina in a 98,000 square feet production facility for the cleaning and regeneration of SCR catalyst.

We expect the capacity of our existing production facility to be sufficient to meet market demand through mid-2008. This production facility is designed to allow for a significant increase of its current capacity. We believe that through the implementation of additional shifts and a capital investment of approximately $1.0 million to $1.5 million, we can expand our production capabilities to meet our near-term needs. We expect to make this investment in 2008 to accommodate anticipated market growth.

 Over the long-term, we expect market demand to increase and we believe a further expansion of our production facility is likely to be required. To accommodate further expansion, we anticipate building a second production facility at our existing site or a new facility at a different location. The timing associated with investing in such a facility expansion will be a function of market growth, and could be as early as late 2008 or 2009. We estimate the cost of such a facility would be approximately $5.0 million.

 One of the most important features of our current site is the existence of a waste water treatment plant serving our production facility. While our cleaning and regeneration services involve the removal of hazardous wastes from catalyst and the use of significant chemical materials, our on-site North Carolina and EPA-approved waste water treatment plant ensures that our operations are in full environmental compliance. Chemicals required for catalyst cleaning and regeneration are widely available through numerous sources.

 We maintain an on-site laboratory and we have the opportunity to use various certified laboratories in Europe if necessary. These labs optimize the catalyst cleaning/ regeneration process that is verified independently by third party testing in accordance with VGB Guideline for the Testing of DeNOx Catalyst, the international standard for catalyst testing.

Intellectual Property

We rigorously protect our proprietary technologies and processes and other intellectual property. We seek to maintain our position and reputation as a market leader, and recognize the need to remain technologically advanced relative to competitors and potential competitors, and to distinguish ourselves based on continuous technological innovations. Our strategy is to rapidly identify key intellectual property developed or acquired by us in order to protect it in a timely and effective manner, and to continually use such intellectual property to our competitive advantage in the SCR services marketplace. An objective of our intellectual property strategy is to enable us to be first to market with proprietary technology and to sustain a long term technological lead in the market.

We use a combination of patents (owned or licensed), trade secrets, contracts with our employees, suppliers, partners and customers, copyrights and trademarks to protect the proprietary aspects of our core technologies, technological advances and innovations and know-how. We work actively to maintain protection of our proprietary technologies and processes over time through follow-on patent filings associated with technology and process improvements that we continually develop.

DSIT Solutions Ltd.

DSIT Solutions is a globally-oriented high tech company with top-tier expertise in acoustics and underwater electronics and development capabilities in the areas of Real-Time and Embedded systems. Based on these capabilities, we offer a full range of sonar and acoustic-related solutions to strategic energy installations as well as defense and homeland security markets. In addition, based on our expertise in fields such as signal acquisition and processing applications, communication technologies and command, computerized vision for the semiconductor industry and command, control and communication management (“C3”) we provide wide ranging solutions to both military and commercial customers.

RT SOLUTIONS

Products and Services

DSIT’s RT Solutions activities are focused on two areas - naval solutions and other real-time and embedded hardware and software development.

Naval Solutions. Our naval solutions include a full range of sonar and acoustic-related solutions to the strategic energy installation, defense and homeland security markets. These solutions include:

•
AquaShieldTM Diver Detection Sonar (“DDS”) - The ongoing threat of terror attacks since 9/11 has produced an awareness of the need to protect critical marine and coastal infrastructures that has become a growing priority for governments and the private sector alike. Current marine surveillance solutions often ignore the areas of underwater surveillance and underwater site security, tracking above-water activity only, and leaving the area under water vulnerable to intrusion by divers and Swimmer Delivery Vehicles (“SDVs”). Building on our technical and operational experience in sonar and underwater acoustic systems for naval applications, we have developed an innovative, cost-effective Diver Detection Sonar system, the AquaShield™, that provides critical coastal and offshore protection of sites through detecting, tracking, and warning of unauthorized divers and SDVs for effective response. Our AquaShield™ DDS system is comprised of a command center staffed by one person. Underwater sonar units or “nodes” are strategically placed to provide maximum security with up to 360º coverage. The number and configuration of nodes are customized to meet each site’s unique requirements and topology. AquaShield™ DDS systems operate in all weather and water conditions. The system’s flexibility enables rapid deployment and adjustment to specific site conditions. The DDS sensors can be integrated with other sensors into a comprehensive command and control (“C&C”) system to provide a complete tactical picture both above and below the water for more intelligent evaluation of and effective response to threats.

•
Harbor Surveillance System (“HSS”) - We have developed an integrated HSS that incorporates DDS sensors with above-water surveillance sensors to create a comprehensive above and below water security system. The system protects coastal and offshore sites such as energy terminals, offshore rigs, nuclear power plants and ports. The system reliably detects, intercepts, and warns of intruders such as divers, swimmers, SDVs, submersibles, small surface vessels and mines. The HSS can include sonar, radar, and electro-optical devices. The system is fully operable in shallow or deep water, daytime or nighttime and in all weather conditions. The system features a high probability of detection, a low false alarm rate and ease of operation and control.

•
Mobile Acoustic Range (“MAR”) - Based on their radiated noise, submarines and surface vessels can be detected by passive sonar systems. The MAR accurately measures a vessel’s radiated noise; thus enabling navies and shipyards to monitor and control the radiated noise and to silence their ships and submarines. By continuously tracking the measured vessel and transmitting the data to a measurement ship, the MAR system enables real time radiated noise processing, analysis and display. The system also includes a platform database for measurement results management and provides playback and post analysis capability. The MAR’s flexibility enables rapid deployment and saves the maintenance costs involved in operating a fixed acoustic range. The MAR is a cost-effective solution for measuring the radiated noise of any naval platform. We have sold the system to leading navies and shipyards around the world.

•
Generic Sonar Simulator (“GSS”) -We have developed a GSS for the rapid and comprehensive training of anti-submarine warfare (“ASW”), submarine, and mine detection sonar operators. This advanced, low cost, PC-based training simulator is designed for all levels of sonar operators from beginners to the most experienced, including ship ASW/attack teams. The simulator includes all aspects of sonar operation, with emphasis on training in weak target detection in the presence of noise and reverberation, torpedo detection, audio listening and classification.

The GSS operating principles are designed for ease-of-use, simulation accuracy, and simplified instruction. The system offers a range of sophisticated features. The GSS can be easily adapted to simulate any sonar system. The benefits of the GSS include:

•	its low cost which enables the purchase of multiple systems

•	allowing on-site training at navy bases and schools and eliminating the need for actual sonar system units

•	trainees experiencing video and audio that are identical to actual environments with real targets

•	the system can be extended to include two platforms, each having its own sonar team,

or  several sonar systems and teams onboard the platform

•
Underwater Acoustic Signal Analysis system - DSIT’s Underwater Acoustic Signal Analysis system processes and analyzes all types of acoustic signals radiated by various sources and received by naval sonar systems (submarine, surface and air platforms, fixed bottom moored sonar systems, etc.).

Other Real-Time and Embedded Solutions

Additional areas of development and production in real-time and embedded hardware and software include:

•
C & C applications - DSIT specializes in Weapon/ C&C Operating Consoles for unique air and naval applications, designed through synergistic interaction with the end-user. Weapon/C&C Consoles utilize Human-Machine Interface (“HMI”) prototyping supported on a variety of platforms as an integral part of the HMI definition and refinement process. Weapon/C&C Console specific applications driven by HMI include signal processing and data fusion and tracking.

•
Computerized vision for the semiconductor industry - The semiconductor industry employs optical inspection systems in order to detect defects that occur during wafer manufacture. These optical systems are based on a wide range of sophisticated algorithms that utilize image and signal processing techniques in order to detect defects of different types. DSIT has been cooperating with global leaders of state-of-the-art wafer inspection systems in developing cutting edge technologies for almost a decade. We develop and manufacture hardware and embedded software for computerized vision systems and we supply this multi-disciplinary field in the integration of digital and analog technologies, image processing and intricate FPGA logic development.

•
Modems and data links - DSIT's PCMCIA Soft Modem card is a state of the art modem and an example of the advanced technology we have achieved in performance and miniaturization of complex technologies. The design simplicity and flexibility allows customers to easily define and create a range of applications, and to design the card into a variety of OEM products, using the same, or slightly modified, hardware. The on-board processor enables and manages transfer of data over radio networks using different radio systems.

•
Bluetooth solutions - Bluetooth is a powerful, low cost, wireless technology that is revolutionizing the personal connectivity market. It enables short-range wireless links that seamlessly connect all types of mobile and other devices offering anywhere/anytime connectivity between devices, and with the Internet. We offer Bluetooth wireless data and voice solutions for OEMs, including hardware and software development, integration and production

•
VOIP/ROIP applications - VoIP/RoIP technology converts voice or radio signals to digital format, thus allowing transmission of the digital data over the IP networks. DSIT has developed and produced advanced Radio over IP gateways, including hardware and embedded software for tactical military system communications. We have also developed VoIP gateway software for a pioneering VoIP system developer.

DSIT has initiated discussions towards strategic alliances for marketing its sonar technology. We hope some of these discussions will come to fruition before the end of 2008.

Customers and Markets

All of this segment’s operations in 2005, 2006 and 2007 and most of its sales took place in Israel. We expect to generate significant revenues from naval solutions outside of Israel in 2008. We have created significant relationships with some of Israel’s largest companies in its defense and electronics industries. DSIT is continuing to invest considerable effort to penetrate European, Asian and other markets in order to broaden its geographic sales base with respect to our sonar technology solutions. In 2007, we had our first sale of our AquaShieldTM DDS. This sale is believed to be the first in the world of a system designed and operated to protect a strategic coastal energy installation. We believe that in 2008 and 2009, increased awareness as to the susceptibility of strategic coastal energy installations worldwide will result in increased sales of our AquaShieldTM DDS. Three customers accounted for 74% of segment sales in 2007 (39%, 19% and 16%, respectively) while in 2006 two customers accounted for 61% (31%, and 30%, respectively) of segment sales. (See Risks Related to the RT Solutions segments - “We Are Substantially Dependent On A Small Number Of Customers And The Loss Of One Or More Of These Customers May Cause Revenues And Cash Flow To Decline” for more information.)

Competitive Advantage

DSIT’s staff includes some of the top authorities in the field of sonar and acoustics. We believe that their knowledge, expertise and experience as well as our long track record of cooperation and delivery of high quality sonar solutions to the Israeli Navy and other customers world-wide combined with our agility and flexibility as a small company to tailor solutions to the unique requirements of the customer provides us with an advantage over our competitors.

Competition

Our RT Solutions activity faces competition from numerous competitors, large and small, operating in the Israeli and worldwide markets, some with substantially greater financial and marketing resources. We believe that our wide range of experience and long-term relationships with large businesses as well as the strategic partnerships that we are developing will enable us to compete successfully and obtain future business.

Facilities

Our DSIT activities are conducted in approximately 18,000 square feet of office space in the Tel Aviv metropolitan area under a lease that expires in August 2009. We believe that DSIT’s current premises are sufficient to handle the anticipated increase in sales for the near future.

DEMAND RESPONSE SOLUTIONS - COMVERGE INC.

We own approximately 8.1% of Comverge Inc., a Nasdaq listed company, engaged in the business of providing demand response solutions

Comverge is a clean energy company providing peaking and base load capacity to electric utilities, grid operators and associated electricity markets. As an alternative to the traditional method of providing capacity by building a new power plant, Comverge delivers their capacity through implementation of demand management solutions that decrease energy consumption. The capacity Comverge delivers is more environmentally friendly and less expensive than conventional alternatives and has the benefit of increasing overall system reliability. Comverge’s solutions are designed, built and operated for the benefit of their customers, which include electric utilities and grid operators that serve residential, commercial and industrial consumers. Comverge provides capacity to its customers either through long-term contracts where it actively manage electrical demand or by selling their demand response systems to utilities that operate them. Comverge owned or managed approximately 1,324 megawatts of capacity as of December 31, 2007.

Comverge’s clean energy solutions enable their electric utility industry customers to address issues they confront on a daily basis, such as rising demand, decreasing supply, higher commodity prices, greater emphasis on the reduction of green house gases and emerging mandates to use energy efficiency solutions to address these issues. Comverge’s solutions provide their customers with benefits beyond those relating to environmental and pricing concerns. Comverge’s energy efficiency offerings allow utilities to reduce base load capacity which helps to improve system reliability. Comverge’s demand response solutions enable their customers to reduce demand for electricity during peak hours, when strain on the system is greatest.

We currently remain Comverge’s single largest stockholder, even after our recent sale of Comverge shares. We own 1,763,665 shares of Comverge’s common stock with a market value at December 31, 2007 of approximately $55.5 million. As at April 9, 2008, the market value of our shares in Comverge was approximately $19.7 million.

GRIDSENSE SYSTEMS INC.

On January 2, 2008, we completed a transaction in which we acquired 15,714,285 shares and 15,714,285 warrants for $1.1 million in GridSense Systems Inc. (“GridSense”). The 15,714,285 shares acquired by us represent 24.52% of GridSense's issued and outstanding shares. If we exercise all of the 15,714,285 warrants acquired in the placement, we will own 31,428,570 GridSense common shares, representing 39.37% of GridSense's issued and outstanding shares.

GridSense is an industry leader in providing remote monitoring and control systems to electric utilities and industrial facilities worldwide. GridSense's offerings, developed in collaboration with utilities, provide superior power quality/reliability monitoring and demand-side management capabilities. Electric companies deploy these systems primarily in metropolitan, suburban, and rural electricity grids for the detection, prevention, and mitigation of disturbances and irregularities in the supply of electricity. Through its wholly owned subsidiaries in Australia, CHK GridSense Pty Ltd. and GridSense Inc in the U.S., GridSense has been serving a growing base of customers for over 25 years, in Australasia, North America, and Western Europe. GridSense is a reporting issuer in British Columbia and Alberta and trades on the TSX Venture Exchange under the symbol "GSN". As of March 20, 2008, the market value of our shares in GridSense was approximately C$1.3 million.

LOCAL POWER INC.

On July 31, 2007, we acquired ten percent of Local Power Inc. (“LPI”), a California-based, full-service energy services bureau that helps American cities and counties accelerate the development of competitively-priced, utility-scale, privately-operated clean energy projects. LPI was formed recently by a pioneer in the restructuring of the $325 billion U.S. retail electricity market. We also have the right, until January 31, 2009, to purchase an additional 41% stake in LPI, bringing our potential total ownership position to 51% percent.

LPI provides consultation services and energy intelligence tools to enable cities to develop renewable electricity resources on a massive scale while utilizing the local utility’s distribution infrastructure. LPI’s founder, Paul Fenn, created Community Choice Aggregation (“CCA”), a revolutionary method by which cities can dramatically accelerate deployment of local green power infrastructure in order to diversify their electric power away from fossil fuel to renewable energy and achieve more stable, competitive rates for their communities. There are approximately one million consumers currently benefiting from low cost electricity delivered under CCA laws in two states. The two major markets, the Cape Light Compact on Cape Cod and the Northeast Ohio Public Energy Council in Greater Cleveland, are widely considered to be the only exceptions to the failure of electricity deregulation in the US. In 2002, Fenn authored a CCA law in California, where San Francisco now leads a major movement among municipalities and counties to implement CCA.

LPI is building a recurring revenue business with its highly scalable energy service bureau model, assisting cities to adopt, implement and manage CCA networks. CCA offers numerous benefits - city governments become strategic investors in renewable power, local jobs are promoted, rates are stabilized, and the service is popular with environmentally conscious politicians and voters.

SUPER SERVICES MARKET - PAKETERIA AG

We own a 31% equity interest in Paketeria AG, a company registered in Germany and headquartered in Berlin that innovated the “Super Services Market”, a retail concept that promotes savings in logistics and transport, two of the largest consumers of fuel worldwide. Paketeria’s stores and franchises are located throughout Germany with a concentration in the area in and around Berlin. We initially invested in Paketeria in August 2006, followed by a second investment in October 2006. In September 2007, in conjunction with a private placement by Paketeria in which it raised approximately $2.5 million, we converted approximately $1.2 million of debt and accrued interest due to us from Paketeria into equity in the company. During the first quarter of 2008 we advanced approximately $750,000 to Paketeria for working capital purposes. These advances are to be repaid by December 31, 2008.

Paketeria’s network of owned and franchised stores has doubled since our initial investment in August 2006. Paketeria provides green services by delivering mail by bicycle and offering recycling services such as eBay merchandising and toner cartridge refilling. The stores also provide office supplies, photo processing, photocopy, and Internet pharmacy services in Germany. Paketeria was established to take advantage of the privatization and subsequent substantial reduction in retail outlets of the German post office, which has stranded many communities without convenient access to postal services.

On December 21, 2007, Paketeria’s shares were listed under the symbol “AOSTYL” on the Open Market (Freiverkehr) of the Frankfurt Stock Exchange and became eligible for trading. In connection with the listing, all the Paketeria shareholders (including the Company) placed in escrow and authorized a German investment bank to sell up to 10% of their shares (129,600 shares) for a period of six months following the initial listing date at an initial minimum ask price of €77.00 per share. The proceeds of any sales of shares by the investment bank are to be held in escrow under the terms of an escrow agreement for a period up to six months from the listing date after which the bank is to transfer 50% of the proceeds (net of transaction fees and commissions) of the sale of the shares of the shareholders (a minimum of €2.5 million) to the shareholders and the remaining 50% the proceeds of the sale of the shares (a minimum of €2.5 million) are to be used to subscribe for new shares of the company. In connection with the listing and the escrow arrangements the Paketeria shareholders agreed to lock up certain of their shares for up to one year from the listing date. Under the lock-up agreement, shareholders may not offer, pledge, allot, sell or otherwise transfer or dispose of directly or indirectly any shares of Paketeria.

There is currently a limited market for Paketeria’s shares on this market. From the listing date to March 20 2008, 884 shares of Paketeria were sold by the German investment bank responsible for the initial listing.

BACKLOG

As of December 31, 2007, total our backlog of work to be completed was $9.1 million, of which $7.1 million of which related to our RT Solutions segment and $2.0 million which relates to our SCR segment. We estimate that we will perform approximately $5.7 million of our backlog in 2008 ($3.7 million from our RT Solutions segment and $2.0 million from our SCR segment).

EMPLOYEES

At December 31, 2007, we employed a total of 86 people. Our employees are located in the United States (23 employees of whom 20 are employed at SCR-Tech and three of whom are employed at Acorn) and in Israel (63 employees at DSIT). We have 60 employees in production, engineering and technical support (12 employees in SCR Tech and 48 employees in DSIT), three employees in marketing and sales (one employee in SCR-Tech and two employees in DSIT), and 23 employees in management, administration and finance (five employees in SCR-Tech, 23 employees in Israel and three employees in Acorn). We consider our relationship with our employees to be satisfactory.

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

SEGMENT INFORMATION

For additional financial information regarding our operating segments, foreign and domestic operations and sales, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 to our Consolidated Financial Statements included in this Annual Report.

ITEM 1A.	RISK FACTORS

We may from time to time make written or oral statements that contain forward-looking information. However, our actual results may differ materially from our expectations, statements or projections. The following risks and uncertainties could cause actual results to differ from our expectations, statements or projections.

GENERAL FACTORS

We have a history of operating losses and have used increasing amounts of cash available for operations.

We have a history of operating losses, and have used increasing amounts of cash to fund our operating activities over the years. In 2005, 2006 and 2007, we had operating losses of $2.3 million, $3.6 million and $4.4 million, respectively. Cash used in operations in 2005, 2006 and 2007 was $1.7 million, $1.6 million and $2.6 million, respectively.

Despite selling a significant portion of our Comverge investment in December 2007 and receiving proceeds (net of transaction costs) of approximately $28.4 million and raising approximately $6.9 million (approximately $6.0 million net of transaction costs) in 2007 from the private placement of our Convertible Debentures, we have utilized a significant portion of those funds in our recent acquisition and investment activity.

As described under the caption “Recent Developments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the market value of our investment in Comverge has fallen significantly since December 31, 2007 (to approximately $21.9 million as of March 20, 2008). In addition, we continue to aggressively pursue additional investments. While we currently have enough cash on hand to fund our operations for the next 12 months, we may need additional funds to fund the investment and acquisition activity we wish to undertake. We do not know if such funds will be available if needed on terms that we consider acceptable. Should the market value of our Comverge shares remain at their depressed level or continue to drop, we may have to limit or adjust our investment/acquisition strategy or sell some of our Comverge shares or other assets in order to continue to pursue our corporate goals.

We depend on key management for the success of our business.

Our success is largely dependent on the skills, experience and efforts of our senior management team and other key personnel. In particular, our success depends on the continued efforts of John A. Moore, our CEO, William J. McMahon, CEO of CoaLogix/SCR-Tech, Benny Sela, CEO of DSIT and other key employees. The loss of the services of any key employee could materially harm our business, financial condition, future results and cash flow. Although to date we have been successful in retaining the services of senior management and have entered into employment agreements with them, members of our senior management may terminate their employment agreements without cause and with notice periods ranging up to 90 days. We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management or key employees if their services were no longer available.

Loss of the services of a few key employees could harm our operations.

We depend on our key management, technical employees and sales personnel. The loss of certain managers could diminish our ability to develop and maintain relationships with customers and potential customers. The loss of certain technical personnel could harm our ability to meet development and implementation schedules. The loss of key sales personnel could have a negative effect on sales to certain current customers. Most of our significant employees are bound by confidentiality and non-competition agreements. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. If we fail to attract or retain highly qualified technical and managerial personnel in the future, our business could be disrupted.

A failure to integrate our new management may adversely affect us.

In November 2007, we acquired SCR-Tech and its entire management team. Any failure to effectively integrate SCR-Tech’s new management into our controls, systems and procedures could materially adversely affect our business, results of operations and financial condition.

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

We may not be able to successfully integrate companies which we may invest in or acquire in the future, which could materially and adversely affect our business, financial condition, future results and cash flow.

Our strategy is to continue to expand in the future, including through acquisitions. Integrating acquisitions is often costly, and we may not be able to successfully integrate our acquired companies with our existing operations without substantial costs, delays or other adverse operational or financial consequences. Integrating our acquired companies involves a number of risks that could materially and adversely affect our business, including:

•	failure of the acquired companies to achieve the results we expect;

•	inability to retain key personnel of the acquired companies;

•	dilution of existing stockholders;

•	potential disruption of our ongoing business activities and distraction of our management;

•	difficulties in retaining business relationships with suppliers and customers of the acquired companies;

•	difficulties in coordinating and integrating overall business strategies, sales and marketing, and research and development efforts; and

•	the difficulty of establishing and maintaining uniform standards, controls, procedures and policies, including accounting controls and procedures.

If any of our acquired companies suffers customer dissatisfaction or performance problems, the same could adversely affect the reputation of our group of companies and could materially and adversely affect our business, financial condition, future results and cash flow.

Moreover, any significant acquisition could require substantial use of our capital and may require significant debt or equity financing. We cannot provide any assurance as to the availability or terms of any such financing or its effect on our liquidity and capital resources.

We incur substantial costs as a result of being a public company.

As a public company, we incur significant legal, accounting, and other expenses in connection with our reporting requirements. Both the Sarbanes-Oxley Act of 2002 and the rules subsequently implemented by the Securities and Exchange Commission and NASDAQ, have required changes in corporate governance practices of public companies. These new rules and regulations have already increased our legal and financial compliance costs and the amount of time and effort we devote to compliance activities. We expect these rules and regulations to further increase our legal and financial compliance costs and to make compliance and other activities more time-consuming and costly. Further, due to increased regulations, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We have attempted to address some of these attraction and retention issues by offering contractual indemnification agreements to our directors and executive officers, but this may not be sufficient. We continue to regularly monitor and evaluate developments with respect to these new rules with our legal counsel, but we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

RISKS RELATED TO SCR-TECH

SCR-Tech has incurred significant net losses since inception and may never achieve sustained profitability.

SCR-Tech has incurred net losses of $2.6 million, $2.5 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, it had an accumulated deficit of approximately $9.7 million. We believe that SCR-Tech will be profitable in 2008; however, we can provide no assurance that SCR-Tech will generate sufficient revenues to allow it to become profitable or to sustain profitability.

SCR-Tech has a limited operating history

SCR-Tech has completed only a limited number of SCR cleaning and regeneration projects since it commenced commercial operations in March 2003. Thus SCR-Tech does not have a long-term operational history sufficient to allow us to determine whether it can successfully operate its business under differing environments and conditions or at any level of sustained profitability.

The size of the market for SCR-Tech’s business is uncertain.

SCR-Tech offers SCR catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services. The size and growth rate for this market will ultimately be determined by a number of factors, including environmental regulations and their enforcement, the growth in the use of SCR systems to reduce NOx and other pollutants, the length of operation of SCR systems without the need for cleaning, the differences, if any, in the accounting and rate-base effect of using regenerated SCR catalyst as compared to new SCR catalyst as adopted or approved by applicable federal and state regulatory authorities, rejuvenation or regeneration, the expansion of warranty coverage from SCR catalyst OEMs, the cost of new SCR catalyst, and other factors, most of which are beyond the control of SCR-Tech. There is limited historical evidence in the United States as to the cycle of replacement, cleaning and regeneration of SCR catalyst so as to accurately estimate the potential growth of the business. In addition, the number of times a catalyst can be regenerated is unknown, which also may affect the demand for regeneration in lieu of purchasing new catalyst. Any delay in the development of the market could significantly and adversely affect the value of SCR-Tech.

SCR-Tech will be subject to vigorous competition with very large competitors that have substantially greater resources and operating histories.

We are aware of one company, STEAG LLC (“Steag”), which is entering the U.S. catalyst regeneration market and we expect it to offer regeneration services in 2008. Steag is currently building a regeneration facility in North Carolina. Steag, based in Charlotte, North Carolina, is a subsidiary of a German power producer, STEAG GmbH (“Steag GmbH”). Steag GmbH is very large and has substantially greater resources than SCR-Tech or us. Competition from Steag may have a material adverse effect on our operations, including a potential reduction in operating margins and a loss of potential business.

We are also aware of at least one other company, Enerfab, Inc. that provides SCR catalyst management, rejuvenation and cleaning services. We are aware of certain companies, including Cormetech and Hitachi, who have indicated an interest in offering catalyst cleaning and regeneration. There also are a number of SCR catalyst manufacturers with substantial parent companies that may seek to maintain market share by significantly reducing prices which will put pressure on our operating margins. These companies include Cormetech Inc. (owned by Mitsubishi Heavy Industries and Corning, Inc.), Argillon GmbH (formerly Siemens), BASF/ CERAM, Haldor-Topsoe, Inc. and Hitachi America. Further, if the SCR catalyst regeneration market expands as we expect, additional competitors could emerge. In addition, if our intellectual property protection is weakened, competition could more easily develop.

If we are unable to protect our intellectual property, or our intellectual property protection efforts are unsuccessful, others may duplicate our technology.

We rely on a combination of patents, trademarks, copyrights, trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technology, systems designs and manufacturing processes. The ability of others to use our intellectual property could allow them to duplicate the benefits of our products and reduce our competitive advantage. We do not know whether any of our pending patent applications will issue or, in the case of patents issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Further, a patent issued covering one use of our technology may not be broad enough to cover uses of that technology in other business areas. In this regard, a significant portion of the patents relied upon by SCR-Tech were acquired from third parties. Even if all our patent applications are issued and are sufficiently broad, they may be challenged or invalidated. We could incur substantial costs in prosecuting patent and other intellectual property infringement suits and defending the validity of our patents and other intellectual property. While we have attempted to safeguard and maintain our property rights, we do not know whether we have been or will be completely successful in doing so. These actions could place our patents, trademarks and other intellectual property rights at risk and could result in the loss of patent, trademark or other intellectual property rights protection for the products, systems and services on which our business strategy partly depends.

We rely, to a significant degree, on contractual provisions to protect our trade secrets and proprietary knowledge. These trade secrets cannot be protected by patent protection. These agreements may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also be known without breach of such agreements or may be independently developed by competitors.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products and services if these claims are successful. We also may incur significant expenses in affirmatively protecting our intellectual property rights.

Our competitors may independently develop or patent technologies or processes that are equivalent or superior to ours. In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries and we believe our industry has a significant amount of patent activity. Third parties may claim that the technology or intellectual property that we incorporate into or use to develop, manufacture or provide our current and future products, systems or services infringe, induce or contribute to the infringement of their intellectual property rights, and we may be found to infringe, induce or contribute to the infringement of those intellectual property rights and may be required to obtain a license to use those rights. We may also be required to engage in costly efforts to design our products, systems and services around the intellectual property rights of others. The intellectual property rights of others may cover some of our technology, products, systems and services. In addition, the scope and validity of any particular third party patent may be subject to significant uncertainty.

Litigation regarding patents or other intellectual property rights is costly and time consuming, and could divert the attention of our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or to indemnify our customers. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. Any inability on our part to obtain needed licenses could delay or prevent the development, manufacture and sale of our products, systems or services. We may also be subject to significant damages or injunctions against development, manufacture and sale of our products, systems or services.

We also may be required to incur significant time and expense in pursuing claims against companies we believe are infringing our intellectual property rights. The complexity of our technology and the nature of intellectual property litigation would make it expensive and potentially difficult to prove that a competitor is in fact infringing on our intellectual property rights, but we may nonetheless find it necessary to commence such litigation to protect our rights and future business opportunities. We can offer no assurance as to the outcome of any such litigation if it were to occur.

SCR-Tech’s business is subject to customer concentration.

SCR-Tech offers SCR catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services to coal-fired power plants. Some of the utilities operating these plants are exceptionally large and operate a number of such power plants. Thus, one or more large utilities could provide a very large order or orders to SCR-Tech which likely would result in one or more such utilities providing most of the orders and revenues for SCR-Tech for a particular quarterly or annual period. During fiscal 2007, four customers represented more than 90% of our revenue. During fiscal 2006, one customer represented approximately 34% of our revenue and five customers represented approximately 92% of our revenue for such period. Although such large orders could prove extremely beneficial to SCR-Tech by providing a large and consistent source of orders and revenues without the expense of marketing to a number of smaller customers, SCR-Tech could become highly dependent on a small number of large utilities for its business. In such event, the loss of a particular customer would have a much greater adverse effect on SCR-Tech than the loss of a smaller customer. This also may result in significant swings in orders and revenues on a quarterly basis. SCR-Tech cannot at this time determine the likelihood or extent of such future customer concentration.

Risk of changes in government regulation.

Our business is significantly dependent on the nature and level of government regulation of emissions. Without government regulation of coal-fired power generation, SCR catalyst would not be used by utilities, there would be no need for utilities to acquire, clean or regenerate SCR catalyst, and SCR-Tech would have no business purpose. Further, changes in or adverse interpretations of governmental accounting or rate-based emissions regulations also could have a material adverse effect on our business. Although government regulation of emissions has become increasingly stringent in recent years, the growing costs associated with such regulations may limit the level of increase and scope of emissions requirements, which could limit the potential growth of our target markets. Any easing of governmental emissions requirements or the growth rate of such requirements could have a material adverse effect on our business.

SCR-Tech’s business is subject to potential seasonality.

Because some utilities and IPPs currently operate their SCR units only during the “ozone season” (May 1 — September 30), SCR-Tech’s business may be more limited than if SCR units were required to operate on a continual basis. The NOx SIP Call was configured to impose a summer ozone season NOx limitation in more than 19 states and the District of Columbia. During this period, utilities and IPPs seek to operate their SCR catalyst at maximum capacity so as to reduce NOx emissions. During non-ozone season periods, most operators currently have limited (if any) requirements to run their SCR systems. Unless and until such regulations are tightened, much of SCR-Tech’s business may be concentrated during the ozone season each year. This will likely result in less business than if SCR units were required to be operated throughout the year and may also result in quarters of relatively higher cash flow and earnings and quarters where cash flow and earnings may be minimal. These potential fluctuations in revenues and cash flow during a year may be significant and could materially impact our quarterly earnings and cash flow. This may have a material adverse effect on the perception of our business and the market price for our common stock.

SCR-Tech does not own its regeneration facilities and it is subject to risks inherent in leasing the site of its operations.

SCR-Tech does not own its regeneration site; instead it leases it from Clariant Corporation. Although we believe the lease terms are favorable, the dependence on Clariant and the site could subject SCR-Tech to increased risk in the event Clariant experiences financial setbacks or loses its right to operate the site. This risk is heightened because the site is a Federal Superfund site (under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which increases the risks that the site ultimately could be shut down or that Clariant will be financially unable to continue its ownership of the site. It may be difficult to relocate to another site on a timely or cost-effective basis, and SCR-Tech’s business could be negatively impacted by any problems with continuing to conduct its operations at its current site.

SCR-Tech could be subject to environmental risks as a result of the operation of its business and the location of its facilities.

The operation of SCR-Tech’s business and the nature of its assets create various environmental risks. SCR-Tech leases its site for operations at a property listed on the National Priority List as a Federal Superfund site. Five CERCLA Areas (those areas of concern identified under the CERCLA program) are identified on the property, and while SCR-Tech does not lease any property identified as a CERCLA Area, one such CERCLA Area has resulted in contamination of groundwater flowing underneath one of the buildings leased by SCR-Tech. Although SCR-Tech has indemnification from Clariant Corporation for any environmental liability arising prior to the operation of SCR-Tech’s business at the site, we can provide no assurance that such indemnification will be sufficient or that SCR-Tech would be protected from an environmental claim from the nature of the site. In addition, the operation of SCR-Tech’s business involves removal of hazardous wastes from catalyst and the use of significant chemical materials. As a result, SCR-Tech could be subject to potential liability resulting from such operations. To date, neither Acorn nor SCR-Tech has been identified as a potential responsible party to such environmental risks, nor have any amounts been recorded to accrue for these potential exposures.

We likely will be required to make significant capital expenditures to expand SCR-Tech’s production facilities or for other purposes; we may require additional capital for such purposes.

SCR-Tech does not own its regeneration site; instead it leases it from Clariant Corporation, the U.S. subsidiary of a Switzerland-based public company. We believe this site is sufficient to meet SCR-Tech’s anticipated production requirements through mid 2008. However, in order to meet anticipated demand for increased orders for SCR regeneration services in 2008, we expect to incur capital expenditure costs of $1.0 million to $1.5 million in 2008. In addition, we believe we will need to incur approximately $5.0 million of additional capital expenditures commencing in 2008 to construct a second regeneration plant to meet anticipated demand for regeneration services in 2009. Although we believe SCR-Tech’s present site allows for building additional regeneration facilities, including a doubling of capacity in the current facility, such construction could require significantly more capital expenditures than anticipated. Moreover, because of necessary permitting and time for construction, we can provide no assurance that SCR-Tech could meet the demands from an unanticipated rapid increase in orders in a timely manner. Any failure to timely fulfill such orders could have an adverse impact on SCR-Tech’s business.

Although we believe our available non-restricted cash of approximately $19.6 at December 31, 2007 is sufficient to fund any currently anticipated capital requirements for SCR-Tech and to otherwise fund our current operations through 2008, we can provide no assurance that we will not require additional capital. Moreover, if we incur the expected capital expenditures to expand the capacity of SCR-Tech, but the market does not develop as we expect or increased competition results in loss of significant business, we may not generate additional revenue from such expenses. This could adversely impact our financial position. Moreover, other unanticipated expenses for SCR-Tech, such as litigation or other costs for protecting intellectual property rights or as a result of a significant corporate transaction could result in the need for additional capital. These additional funding requirements may be significant, and funds may not be available when required or may be available only on terms unsatisfactory to us.

 Beyond December 31, 2008, our cash requirements will depend on many factors, including but not limited to the market acceptance of our product and service offerings, the ability of SCR-Tech to generate significant cash flow, the rate of expansion of our sales and marketing activities, the rate of expansion of our production capacity, our ability to manage selling, general and administrative expenditures and the timing and extent of SCR-Tech related research and development projects.

In addition, we continue to actively pursue business opportunities, including but not limited to, mergers, acquisitions or other strategic arrangements. Such strategic opportunities could require the use of additional cash, reducing our available capital prior to December 31, 2008, or could require additional equity or debt financing. The nature and amount of any such financing or the use of any capital in any such transaction cannot be predicted and will depend on the terms and conditions of the particular transaction.

Certain of SCR-Tech’s capital equipment is unique to our business and would be difficult and expensive to repair or replace.

Certain of the capital equipment used in the services performed by SCR-Tech has been developed and made specifically for us and would be difficult to repair or replace if it were to become damaged or stop working. In addition, certain of our equipment is not readily available from multiple vendors. Consequently, any damage to or breakdown of our equipment at a time when we are regenerating large amounts of SCR catalyst at SCR-Tech may have a material adverse impact on our business.

SCR-Tech may be subject to warranty claims from its customers.

SCR-Tech typically provides limited warranties to its customers relating to the level of success of its catalyst cleaning and regeneration services. In the event SCR-Tech is unable to perform a complete regeneration of an SCR catalyst, SCR-Tech may be required to re-perform a regeneration or repay a portion of the fees earned for the regeneration efforts. SCR-Tech also may be required to provide warranties with respect to its other SCR catalyst services provided to its customers. Since SCR-Tech has only a limited operating history in North America, it is not possible to determine the amount or extent of any potential warranty claims that SCR-Tech may incur. There is a risk that any such claims could be substantial and could affect the profitability of SCR-Tech and the financial condition of the Company. The Company does maintain a limited warranty claim liability; however, should the amount of any potential warranty claims be incurred at levels higher than the warranty liability, the profitability and financial condition of the Company could be impacted.

SCR-Tech is dependent on third parties to perform certain testing required to confirm the success of its regeneration.

In connection with the regeneration of SCR catalyst, SCR-Tech generally must have an independent company provide testing services to determine the level of success of regeneration. Currently there are a limited number of companies providing this service. If SCR-Tech is unable to obtain this service on a cost-effective basis, SCR-Tech may not be able to perform its regeneration services.

Significant price increases in key materials may reduce SCR-Tech’s gross margins and profitability of SCR-Tech’s regeneration of SCR Catalyst.

The prices of various chemicals used to regenerate SCR Catalyst can be volatile. If the long-term costs of these materials were to increase significantly, we would attempt to reduce material usage or find substitute materials. If these efforts were not successful or if these cost increases could not be reflected in our price to customers, then our gross margins and profitability of regenerating SCR Catalyst would be reduced and our ability to operate SCR-Tech profitably could be compromised.

Risks of purchasing used SCR catalyst.

SCR-Tech’s primary business involves the cleaning and regenerating of customer-owned SCR catalyst. In certain instances, however, SCR-Tech may purchase used or “spent” catalyst from utilities for regeneration, as when, for example, a utility wishes to avoid the costs and potential hazardous waste issues associated with the disposal of used or “spent” catalyst. SCR-Tech may purchase SCR catalyst for a nominal sum and then regenerate such catalyst for immediate sale, or may purchase spent SCR catalyst on an opportunistic basis for future regeneration and sale. The purchase of spent SCR catalyst involves potential risks to SCR-Tech. For example, spent SCR catalyst includes significant hazardous waste, and unlike the regeneration of customer-owned SCR catalyst, the purchase of spent SCR catalyst requires SCR-Tech to take ownership or “title” to the SCR catalyst, which may potentially increase SCR-Tech’s environmental risk exposure. Furthermore, if SCR-Tech cannot find a customer to purchase the regenerated catalyst, then SCR-Tech must either store the spent catalyst, subject to the inherent risk of holding catalyst which has not been regenerated and contains hazardous waste, or incur significant costs to dispose of the spent catalyst in a manner which complies with the strict requirements of applicable environmental laws. In addition, the sale of SCR catalyst may expose SCR-Tech to risks not inherent in the cleaning and regeneration of SCR catalyst, including product liability claims. It is unclear as to the amount of SCR catalyst which SCR-Tech may purchase, but it is possible such purchases ultimately may be substantial, and may significantly increase the risk profile of SCR-Tech’s business.

Many of the risks of our business have only limited insurance coverage and many of our business risks are uninsurable.

Our business operations are subject to potential environmental, product liability, employee and other risks. Although we have insurance to cover some of these risks, the amount of this insurance is limited and includes numerous exceptions and limitations to coverage. Further, no insurance is available to cover certain types of risks, such as acts of God, war, terrorism, major economic and business disruptions and similar events. In the event we were to suffer a significant environmental, product liability, employee or other claim in excess of our insurance or a loss or damages relating to an uninsurable risk, our financial condition could be negatively impacted. In addition, the cost of our insurance has increased substantially in recent years and may prove to be prohibitively expensive, thus making it impractical to obtain insurance. This may result in the need to abandon certain business activities or subject ourselves to the risks of uninsured operations.

RISKS RELATED TO DSIT SOLUTIONS

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

Our software consulting and development services segment is currently conducted in Israel. Accordingly, political, economic and military conditions in Israel may directly affect DSIT. Any increase in hostilities in the Middle East involving Israel could weaken the Israeli hi-tech market, which may result in a significant deterioration of the results of our Israeli operations. In addition, an increase in hostilities in Israel could cause serious disruption to our Israeli operations if acts associated with such hostilities result in any serious damage to our offices or those of our customers or harm to our personnel.

Many of our employees in Israel are obligated to perform military reserve duty. In the event of severe unrest or other conflict, one or more of our key employees could be required to serve in the military for extended periods of time. In the past, there have been numerous call-ups of military reservists to active duty, and it is possible that there will be additional call-ups in the future. Our Israeli operations could be disrupted as a result of such call-ups for military service.

Exchange rate fluctuations could increase the cost of our Israeli operations.

A majority of DSIT’s sales are based on contracts or orders which are in U.S dollars or Euros or are in New Israeli Shekels (“NIS”) linked to the U.S. dollar. At the same time, most of DSIT’s expenses are denominated in NIS (primarily labor costs) and are not linked to any foreign currency. While the dollar value of the revenues of our operations in Israel will increase if the dollar is devalued in relation to the NIS, the net effect of such devaluation is that DSIT’s costs in dollar terms increase more than our revenues. The weakening of the dollar relative to the NIS has a net negative impact on DSIT’s operations. During the period from January 1, 2008 to March 20, 2008, the dollar lost 11.6% of its value relative to the NIS. DSIT is currently considering ways to control is exposures to exchange rate fluctuations, however, we can provide no assurance that such controls will be implemented successfully.

One of our major customers has a history of operating deficits and may implement cost-cutting measures that may have a material adverse effect on us.

In 2007, 19% of DSIT’s sales (17% in both 2006 and 2005, respectively) were related to the Clalit Health Fund (“Clalit”). Clalit is Israel’s largest HMO organization and has a history of running at a deficit, which in the past has required numerous cost cutting plans and periodic assistance from the Israeli government. Should Clalit have to institute additional cost cutting measures in the future, which may include restructuring of its terms of payment, this could have a material adverse effect on the performance of DSIT.

We are substantially dependent on a small number of customers and the loss of one or more of these customers may cause revenues and cash flow to decline

In 2007, 65% of DSIT’s sales (63% and 53% in 2006 and 2005, respectively) were concentrated in four customers (Israel Defense Ministry, Applied Materials Israel Ltd., RAFAEL Armament Development Authority Ltd. and Clalit). A significant reduction of orders from any of these customers could have a material adverse effect on the performance of DSIT.

We are dependent on meeting milestones to provide cash flow for operations.

In August 2005, we sold our outsourcing business, which in the past provided our Israeli operations with a steady cash flow stream, and, in conjunction with bank lines of credit, helped to finance our Israeli operations. Our present operations, as we are currently structured, place a greater reliance on our meeting project milestones in order to generate cash flow to finance our operations. Should we encounter difficulties in meeting significant project milestones, resulting cash flow difficulties could have a material adverse effect on our operations.

If we are unable to keep pace with rapid technological change, our results of operations, financial condition and cash flows may suffer.

Some of our solutions are characterized by rapidly changing technologies and industry standards and technological obsolescence. Our competitiveness and future success depends on our ability to keep pace with changing technologies and industry standards on a timely and cost-effective basis. A fundamental shift in technologies could have a material adverse effect on our competitive position. Our failure to react to changes in existing technologies could materially delay our development of new products, which could result in technological obsolescence, decreased revenues, and/or a loss of market share to competitors. To the extent that we fail to keep pace with technological change, our revenues and financial condition could be materially adversely affected.

We must at times provide significant guarantees in order to secure projects.

Some of the projects we perform require significant performance and/or bank guarantees. In DSIT’s current state, it may not always be able to supply such guarantees without financial assistance from Acorn. If Acorn needs to provide financial guarantees for DSIT, Acorn may not have sufficient funds available to it invest in other emerging ventures or take advantage of opportunities available to us in a timely manner.

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

Paketeria needs to raise funds to finance its planned activities.

Though Paketeria has successfully raised approximately $2.5 million in a private placement in 2007 and has recently registered on the Frankfurt Stock Exchange, Paketeria does not currently have enough cash to finance its planned activities in 2008 as it is continuing to raise funds from its offering on the Frankfurt Stock Exchange. We have agreed to lend Paketeria up to €1 million to bridge its finances during the period of its selling shares on the Frankfurt Exchange (Up through March 20, 2008, we have loaned approximately $750,000 to Paketeria). In the event that Paketeria is unable to sell shares on the Frankfurt exchange and raise funds from new investors, our investment and loans may be at risk (See “Recent Developments”). In the event that Paketeria is unable to obtain additional financing for its operations, we may be required to advance additional funds to Paketeria to maintain its viability and to protect our investment.

RISKS RELATED TO OUR SECURITIES

Our share price may decline due to the large number of shares of our Common Stock eligible for future sale in the public market including the shares of the selling security holders.

A substantial number of shares of our Common Stock are, or could upon exercise of options or warrants, become eligible for sale in the public market as described below. Sales of a substantial number of shares of ourCommon Stock in the public market, or the possibility of these sales, may adversely affect our stock price.

As of December 31, 2007, 11,134,795 shares of our Common Stock were issued and outstanding. As of December 31, 2007 we had 986,506 warrants outstanding and exercisable with a weighted average exercise price of $3.89 and 1,396,998 options outstanding and exercisable with a weighted average exercise price of $2.96 per share, which if exercised for cash would result in the issuance of an additional 2,383,504 shares of Common Stock. Of the options and warrants noted above, there were 1,246,998 options and 986,506 warrants which are in-the-money at December 31, 2007.

The market price of our Common Stock will likely be affected by fluctuations in the market price of the common stock of Comverge.

A significant portion of the assets set forth on our balance sheet is comprised of the fair market value of our investment in Comverge shares. As described below under “Recent Developments,” the share price of Comverge’s common stock has fallen significantly since December 31, 2007. Due to the substantial position we hold in Comverge, the market price of our Common Stock is likely to be affected by fluctuations in the market price of the common stock of Comverge.

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

We believe that until the Comverge initial public offering in April 2007, we had primary control over Comverge for purposes of application of the Investment Company Act and our Comverge holdings were therefore excluded from the definition of investment securities. However, as a result of the offering, our voting agreement with the other major Comverge shareholders was terminated. It is therefore likely that as of the closing of the initial public offering, Comverge was no longer controlled primarily by us for Investment Company Act purposes. If that were the case, then as of June 30, 2007, we would no longer be excluded from the definition of an Investment Company since the value of our investment securities would be in excess of 45% of our assets.

Were we to have been deemed an investment company as a result of the Comverge IPO, we believe that we would be eligible for relief from the application of the Investment Company Act as a transient investment company under Rule 3a-2. Under Rule 3a-2, we would not be subject to the Investment Company Act provided that we have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event within a one year period), in a business other than that of investing, reinvesting, owning, holding or trading in securities.

Our management and Board of Directors has formulated its plans for compliance with Rule 3a-2. These include the acquisition of one or more wholly-owned, majority-owned, or primarily-controlled operating businesses. Steps in effectuating these plans may include the sale and or distribution to our shareholders of all or a portion of our Comverge shares, and/or a merger or other acquisition transaction. Our acquisition of SCR-Tech and our sale of 1,022,356 of our Comverge shares are significant steps in successfully implementing our plan.

To the extent that effectuating our plan to remain exempt from the Investment Company Act requires us to sell significant additional number of Comverge shares, we may be forced to sell a significant portion of our Comverge shares during a relatively short time period could result in our selling Comverge shares sooner than we otherwise would have, at prices lower than we might otherwise have obtained. While we could request an order from the SEC to give us additional time beyond the year period allowed by Rule 3a-2 to sell and/or distribute Comverge shares and take any other action necessary to come into compliance with the Act, there is no assurance that such an order would be granted.

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

Our corporate activities are conducted in office space in Wilmington, Delaware. The annual rent is approximately $18,000 under a lease that expires in June 2010.

SCR-Tech leases approximately 98,000 square feet of office, production, laboratory and warehouse space in Charlotte, North Carolina. The annual rent is approximately $273,000. This lease expires on December 31, 2012, with two options to renew for five years each.

Our RT Solutions activities are conducted in approximately 18,000 square feet of office space in the Tel Aviv, Israel metropolitan area under a lease that expires in August 2009. The annual rent is approximately $280,000.

As part of the 2006 sale of our Databit computer hardware subsidiary, we assigned all of the US leases to Databit and no longer have rental expense for facilities in New Jersey. The landlords of the properties have not yet consented to the assignments and we therefore continue to be contingently liable on these leases. Databit has agreed to indemnify us for any liability in connection with these leases.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders on December 5, 2007, John A. Moore, George Morgenstern, Richard J. Giacco, Joseph Musanti, Richard S. Rimer, Scott B. Ungerer and Samuel M. Zentman were elected as directors, each for a term of one year to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. The results of the voting were as follows:

NOMINEE	FOR	WITHHELD
John A. Moore	7,270,944	387,787
George Morgenstern	6,528,032	1,130,699
Richard J. Giacco	7,651,644	7,087
Joseph Musanti	7,651,644	7,087
Richard S. Rimer	7,609,344	49,387
Scott B. Ungerer	7,651,644	7,087
Samuel M. Zentman	7,608,344	49,387

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the NASDAQ Global Market under the symbol “ACFN”. Prior to December 17, 2007, our Common Stock traded on OTC Bulletin Board (“OTCBB”). The following table sets forth, for the periods indicated, the high and low reported sales prices per share of our Common Stock on NASDAQ and the OTCBB (as applicable).

	High	Low
2006:
First Quarter	$2.80	$1.43
Second Quarter	3.20	2.50
Third Quarter	3.39	2.85
Fourth Quarter	$3.47	$3.14
2007:
First Quarter	$4.97	$3.40
Second Quarter	5.28	3.65
Third Quarter	5.59	3.80
Fourth Quarter	$5.99	$4.10

As of April 11, 2008, the last reported sales price of our Common Stock on the Nasdaq Global Market was $4.43, there were 83 record holders of our Common Stock and we estimate that there were approximately 1,100 beneficial owners of our Common Stock.

We paid no dividends in 2006 or 2007 and do not intend to pay any dividends in 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended December 31, 2005, 2006 and 2007 and consolidated balance sheet data as of December 31, 2006 and 2007 has been derived from our audited Consolidated Financial Statements included in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 2003 and 2004 and the selected consolidated balance sheet data as of December 31, 2003, 2004 and 2005 has been derived from our unaudited consolidated financial statements not included herein.

This data should be read in conjunction with our Consolidated Financial Statements and related notes included herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Statement of Operations Data:

	For the Years Ended December 31,
	2003*	2004	2005	2006	2007
	(unaudited)
	(in thousands, except per share data)
Sales	$8,874	$3,364	$4,187	$4,117	$5,660
Cost of sales	6,833	2,491	2,945	2,763	4,248
Gross profit	2,041	873	1,242	1,354	1,412
Research and development expenses	153	30	53	324	415
Selling, marketing, general and administrative expenses	7,422	3,374	3,464	4,658	5,390
Operating loss	(5,534)	(2,531)	(2,275)	(3,628)	(4,393)
Finance expense, net	(534)	(33)	(12)	(30)	(1,585)
Gain on Comverge IPO	—	—	—	—	16,169
Gain on sale of shares in Comverge	—	705	—	—	23,124
Loss on Paketeria private placement	—	—	—	—	(37)
Other income, net	—	148	—	330	—
Income (loss) from operations before taxes on income	(6,068)	(1,711)	(2,287)	(3,328)	33,278
Income tax benefit (expense)	48	(27)	37	(183)	445
Income (loss) from operations of the Company and its consolidated subsidiaries	(6,020)	(1,738)	(2,250)	(3,511)	33,723
Share of losses in Comverge	(1,752)	(1,242)	(380)	(210)	—
Share of losses in Paketeria	—	—	—	(424)	(1,206)
Minority interests, net of tax	264	(90)	(73)	—	—
Income (loss) from continuing operations	(7,508)	(3,070)	(2,703)	(4,145)	32,517
Gain (loss) on sale of discontinued operations and contract settlement (in 2006), net of income taxes	—	—	541	(2,069)	—
Income (loss) from discontinued operations, net of income taxes	1,226	1,898	844	78	—
Net income (loss)	$(6,282)	$(1,172)	$(1,318)	$(6,136)	$32,517
Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.97)	$(0.39)	$(0.26)	$(0.48)	$3.30
Discontinued operations	0.16	0.24	0.10	(0.23)	—
Net income (loss) per share	$(0.81)	$(0.15)	$(0.16)	$(0.71)	$3.30
Weighted average number of shares outstanding	7,738	7,976	8,117	8,689	9,848

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.97)	$(0.39)	$(0.26)	$(0.48)	$2.80
Discontinued operations	0.16	0.24	0.10	(0.23)	—
Net income (loss) per share	$(0.81)	$(0.15)	$(0.16)	$(0.71)	$2.80
Weighted average number of shares outstanding	7,738	7,976	8,117	8,689	12,177

* The selected consolidated statements of operations data for the year ended December 31, 2003 have been restated for the discontinued operations of our US-based computer VAR business and our Israel and US-based consulting businesses and are unaudited.

Selected Consolidated Balance Sheet Data:

	As of December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Working capital	$729	$874	$1,458	$259	$13,843
Total assets	17,784	17,025	10,173	7,258	96,967
Short-term and long-term debt	2,259	1,396	365	788	4,998
Minority interests	1,367	1,471	—	—	—
Total shareholders’ equity (deficit)	3,200	2,125	820	(461)	67,325

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Redemption of Convertible Debentures

In January 2008, we completed our previously announced redemption of our outstanding 10% Convertible Redeemable Subordinated Debentures due March 2011. Prior to the redemption, the debenture holders converted the $3.44 million convertible portion of the debentures into approximately 900,000 shares of our common stock and the remaining $3.44 million of debentures were redeemed in accordance with the notice of redemption.

Sale of 15% of CoaLogix to EnerTech

On February 29, 2008, we entered into a Common Stock Purchase Agreement (the “Agreement”) with CoaLogix and EnerTech Capital Partners III L.P. (“EnerTech”) pursuant to which EnerTech purchased from CoaLogix a 15% interest in CoaLogix for $1.95 million. Following the transaction, we own 85% of CoaLogix.

In connection with the transaction under the Agreement, the Company, CoaLogix, EnerTech and the senior management of CoaLogix entered into a Stockholders’ Agreement dated as of February 29, 2008 (the “Stockholders’ Agreement”). Under the Stockholders’ Agreement, EnerTech is entitled to designate a member of the Board of Directors of CoaLogix. In addition, the Stockholders’ Agreement provides the Company and EnerTech with reciprocal rights of first refusal and co-sale in connection with proposed transfers of their CoaLogix stock.

Pursuant to the Stockholders’ Agreement, EnerTech also has a right to purchase additional stock to maintain its percentage interest in CoaLogix in the event of dilutive transactions. The right may be exercised until such time as the Company’s ownership in CoaLogix is reduced to 75% or CoaLogix completes an initial public offering.

Comverge

The market value of our 1,763,665 common shares of Comverge on December 31, 2007 was approximately $55.5 million based on a market share price of $31.49 on that date. Since December 31, 2007, the share price of Comverge’s shares have fallen significantly and currently (as of April 9, 2008) our shares in Comverge have a value of $19.7 million based on a market share price of $11.17.

Paketeria

Thus far in 2008, we have provided Paketeria with approximately $750,000 of loans in order to provide it with additional temporary financing to help it support its operations until it is able to raise funds through the sale by existing shareholders of shares through the escrow arrangement described above or from other sources.

GridSense

On January 2, 2008, we closed on a transaction where we were the lead investor in GridSense Systems Inc. (“GridSense”) placement, acquiring 15,714,285 shares and 15,714,285 warrants for C$1.1 million (approximately $1.1 million). The 15,714,285 shares acquired by us in the placement represent 24.52% of GridSense's issued and outstanding shares. If we exercise all of the 15,714,285 warrants acquired in the placement, we will own 31,428,570 GridSense common shares, representing 39.37% of GridSense's issued and outstanding shares.

Restricted Cash

In January 2008, we transferred $1 million (in addition to the $1.5 million transferred in 2007) to a bank in Israel as security for a guarantee the bank has provided to the Israel Ministry of Defense in connection with a $7.5 million naval project being performed by our DSIT subsidiary. The cash is restricted and is expected to be unavailable to us until early 2009.

OVERVIEW AND TREND INFORMATION

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in “Item 1. Business-Risk Factors Which May Affect Future Results.”

We operate in two reportable segments: SCR and RT Solutions. As we acquired our interest in SCR-Tech on November, 7, 2007, our results for 2007 include SCR-Tech’s results only for the period from November 7, 2007 to December 31, 2007.

The following analysis should be read together with the segment information provided in Note 20 to our Consolidated Financial Statements included in this report.

CoaLogix/SCR

CoaLogix is focused on providing cutting edge services to coal-fired generating facilities to reduce their environmental footprint through technology, optimization and efficiency improvements. CoaLogix currently owns SCR-Tech which provides SCR (selective catalyst reduction) services to power plants, including a proprietary technology to regenerate catalyst. We acquired SCR-Tech and began consolidating its results in November 2007. As such, we have not presented comparative data for SCR-Tech’s results. In the first two months of 2008 SCR-Tech secured eight new contracts from major U.S. companies representing over two times its entire 2007 sales. Included in these contracts are a three year and a five year contract bundling selective catalytic reduction (SCR) management services and time sensitive regeneration during planned outages. The contracts represent three new and five repeat customers. Total revenues for SCR-Tech in 2007 were approximately $4.5 million (including revenues for the period prior to our acquisition). We anticipate a significant increase in revenues in 2008 from SCR-Tech.

In March 2008, CoaLogix announced its CoalVision 360º strategy and the addition of a strategic partner, EnerTech Capital III, which acquired a 15% interest in CoaLogix. We currently own 85% of CoaLogix following EnerTech’s investment. CoalVision 360º is CoaLogix’s strategy for creating value for its customers and shareholders while fulfilling our industry’s obligations to our ever tightening clean air laws.

During 2008, we expect CoaLogix to significantly improve on its 2007 results based upon the anticipated significant increase in revenues from new orders received in late 2007 and early 2008. We expect that CoaLogix will need to expand its current facilities in 2008 in order to accommodate its anticipated growth.

RT Solutions

During 2005, 2006 and 2007, sales from our RT solutions activities were $2.9 million, $2.8 million and $3.5 million, respectively, accounting for approximately 69%, 68% and 61% of Company sales for 2005, 2006 and 2007, respectively.

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

Segment revenues increased by $0.7 million or 24% in 2007 as compared to 2006. The increase in sales was the result of the acquisition of two significant projects in 2007.

•	A NIS 30 million (approximately $7.7 million at December 31, 2007) order for a sonar and underwater acoustic system for the Israeli Ministry of Defense, and

•	An order to supply what we believe to be the world’s first underwater surveillance system to protect a strategic coastal energy installation.

Both of these projects began in mid-2007 and our increased sales are a direct result of our progress in those projects. The revenues we recorded from those projects were partially offset by reduced revenues in our other embedded hardware and software development projects. Our gross profits also increased (from $1.0 million in 2006 to $1.1 million in 2007) as a result of the increased sales from our two significant projects, however, our gross profit margins decreased from 2006 to 2007 from 36% to 33% due to the completion in 2006 of a number of relatively high margin embedded hardware and software development projects during that year.

Our projected growth in sales in 2008 is expected to come primarily from our Naval solutions projects with our embedded hardware and software development projects expected to remain relatively stable. We anticipate our 2008 sales to increase based on our abovementioned contract with the Israeli MOD for which we have a backlog of approximately $6.8 million. In addition, we anticipate receiving in the second half of 2008 a number of significant Naval solutions contracts for additional underwater surveillance systems to protect strategic coastal energy installations. We believe that with these increased sales, this segment will reach profitability towards the end of the year.

Paketeria

Paketeria was established to take advantage of the privatization and subsequent substantial reduction in retail outlets of the German post office. Since the beginning of 2006, Paketeria has doubled in size to four company owned stores and 60 franchised stores. In 2008, Paketeria is planning to continue its expansion of stores. Paketeria continues to seek additional capital investment to help fund its activities and expansion.

In September 2007, Paketeria raised approximately €1.7 million ($2.5 million at the then exchange rate) in a private placement by way of a share issuance. The shares were issued by Paketeria on the basis of a valuation representing a pre-money valuation of Paketeria of €8 million ($11.3 million at the then exchange rate). In addition, concurrent with the private placement, we converted shareholder loans in the aggregate principal amount of €750,000 ($1.1 million at the then exchange rate) plus accrued interest, into shares of Paketeria on the same basis as the private placement.

After the private placement and related transactions described above, we owned approximately 31% of Paketeria.

In 2008 to date, we loaned Paketeria approximately $750,000 to help it finance its ongoing activities until it acquires additional capital investment or cash from the sale of Paketeria shares from its listing on the Frankfurt Stock Exchange are released.

Corporate

In January 2008, following our December sale of 1,022,356 shares of our investment in Comverge from which we received approximately $28.4 million of proceeds, we completed the redemption of our outstanding 10% Convertible Redeemable Subordinated Debentures due March 2011. Prior to the redemption, the debenture holders converted the entire $3.44 million convertible portion of the debentures into approximately 900,000 shares of Acorn common stock and the remaining $3.44 million of debentures were redeemed in accordance with the notice of redemption. Following the debenture redemption and our repayment in November 2007 of the $14 million debt related to our recent purchase of SCR-Tech, we have no corporate debt and approximately $9.3 million in unrestricted cash (at the end of March 2008). We continue to have significant corporate cash expenses and will continue to expend in the future, significant amounts of funds on professional fees and other costs in connection with our strategy to seek out and invest in companies that fit our target business model.

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

We have identified the following as critical accounting policies affecting our company: principles of consolidation and investments in associated companies; sale of stock by a subsidiary, investments in marketable securities, revenue recognition, foreign currency transactions and stock-based compensation.

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

Investments in other entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or our ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize our proportionate share of the investee’s net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. We resume accounting for the investment under the equity method when the entity subsequently reports net income and our share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

The Company’s investment in Paketeria is accounted for by the equity method. The Company’s investments in both LPI and EnerTech is accounted for by the cost method.

Our Paketeria investment is comprised of an initial investment of $877,000 (including transaction costs) for approximately 23% of Paketeria and a subsequent investment of approximately $461,000 (including transaction costs), which increased our holdings in Paketeria to approximately 33%. Our investment in Paketeria was allocated as follows:

•	$68,000 to the net value of various options in the initial investment;

•	281,000 to the value of the non-compete agreement given to Paketeria’s founder and managing director;

•	$185,000 to the value of the franchise agreements acquired at the date of our investment;

•	$446,000 to the value of the Paketeria brand name; and

•	$356,000 to goodwill.

On September 20, 2007, Paketeria raised approximately €1.7 million ($2.5 million at the then exchange rate) through a private placement of its shares.

In addition, concurrent with the private placement, we converted loans in the aggregate principal amount of €750,000 (approximately $1.1 million at the then exchange rate) plus accrued interest, into shares of Paketeria on the same basis as the private placement. Additionally, we exercised an option under the August 2006 investment agreement to acquire a convertible promissory note in the amount of €70,000 (approximately $98,000 at the then exchange rate) plus accrued interest. The increase in our investment in Paketeria from our additional investment is attributed to an increase in the goodwill among the components of our investment in Paketeria.

After the private placement and related transactions described above, we owned approximately 31% of Paketeria.

Since we account for our investment in Paketeria under the equity method, we have, in 2007, reduced our investment in Paketeria by $971,000, which represents our share of Paketeria’s losses during the year ended December 31, 2007. In addition, we have included in our equity loss the amortization of the value of the acquired non-compete agreement and the franchise agreements and change in value of options, which in 2007 totaled $186,000.

The options that we have in Paketeria allow us to increase our holdings in Paketeria from our current 31% to 36%.

Sale of Stock by a Subsidiary

On April 18, 2007, Comverge completed its initial public offering of 6,095,000 shares of common stock at a price of $18.00 a share. Comverge’s shares are listed on the Nasdaq Global Market under the symbol "COMV". Immediately prior to the closing of the Comverge offering on April 18, 2007, all shares of preferred stock of Comverge were converted to common stock of Comverge and we owned 2,786,021 shares of Comverge common stock.

On April 18, 2007, Comverge completed its initial public offering of 6,095,000 shares of common stock at a price of $18.00 a share. Comverge’s shares are listed on the Nasdaq Global Market under the symbol "COMV". Immediately prior to the closing of the Comverge offering on April 18, 2007, all shares of preferred stock of Comverge were converted to common stock of Comverge and we owned 2,786,021 shares of Comverge common stock.

We account for the sale of stock by a subsidiary in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”), which requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations or reflected as an equity transaction. In the past, we elected to record gains or losses resulting from the sale of a subsidiary’s stock in our statement of operations.

As a result of the Comverge offering, we recorded an increase in our investment in Comverge and recorded a non-cash gain of $16.2 million in “Gain on public offering of Comverge”. Subsequent to the offering, the Company no longer accounted for its investment in Comverge under the equity method.

In September 2007, Paketeria also completed a private placement. As a result of the Paketeria private placement, we recorded a non-cash loss of $37,000 in “Loss on Private Placement in Paketeria”.

Investments in Marketable Securities

We account for our investments in equity securities under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, (FAS 115). Marketable securities are classified as available-for-sale securities and are accounted for at their fair value. Unrealized gains and losses on these securities are reported as other comprehensive income (loss), respectively. Under FAS 115, unrealized holding gains and losses are excluded from earnings and reported net of the related tax effect in other comprehensive income as a separate component of shareholders’ equity.

As of December 31, 2007, the 1,763,665 Comverge shares we held following our December sale of Comverge shares can be considered “available-for-sale” under SFAS 115. Accordingly, we recorded our investment in Comverge based on Comverge’s share price of $31.49 at December 31, 2007 and recorded an increase of $46,457,000 to our investment balance by recording those shares at fair market value and recorded a deferred tax liability of $16,902,000 to Accumulated Other Comprehensive Income with respect to the recording those shares at fair market value.

Revenue Recognition

Revenue from time-and-materials service contracts, maintenance agreements and other services is recognized as services are provided.

In 2007, we derived $2.5 million of revenues from fixed-price type contracts in DSIT representing approximately 45% of consolidated sales in 2007 ($1.8 million and 43%, and $1.9 million and 46%, in 2006 and 2005, respectively), which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized for a particular period, using the percentage-of-completion method as costs (primarily direct labor) are incurred, with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and consulting margins may be significantly and negatively affected and losses on existing contracts may need to be recognized. Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations.

Foreign Currency Transactions

The currency of the primary economic environment in which our corporate headquarters and our U.S. subsidiaries operate is the United States dollar (“dollar”). Accordingly, the Company and all of its U.S. subsidiaries use the dollar as their functional currency.

As we acquired SCR-Tech on November, 7 2007 and have consolidated its results into ours from that date, most (86%) of our revenues in the year ended December 31, 2007 and all of our revenues in the years ended December 31, 2005 and 2006 came from our DSIT Israeli subsidiary. DSIT’s functional currency is the New Israeli Shekel (“NIS”) and its financial statements have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the exchange rate at date of transaction. All exchange gains and losses denominated in non-functional currencies are reflected in finance expense, net in the consolidated statement of operations when they arise.

Stock-based Compensation

Effective January 1, 2006, we have accounted for share-based compensation pursuant to SFAS No. 123R, Share-Based Payment (SFAS 123R). SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. As a result of our adoption of SFAS No. 123R, during the years ended December 31, 2007 and 2006, we recognized expense related to share options issued prior to but unvested as of January 1, 2006 as well as expense related to share options issued subsequent to January 1, 2006.

 The fair values of all stock options granted were estimated using the Black-Scholes option-pricing model. The Black-Scholes model requires the input of highly subjective assumptions such as risk-free interest rates, volatility factor of the expected market price of our Common Stock and the weighted-average expected option life. The expected volatility factor used to value stock options in 2007 was based on the historical volatility of the market price of the Company’s Common Stock over a period equal to the estimated weighted average life of the options. In December 2007, the SEC issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC's views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. For expected option life, we have what SAB 107 defines as "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options as permitted by SAB 107. The risk-free interest rate used is based upon U.S. Treasury yields for a period consistent with the expected term of the options. Historically, we have not paid dividends and we do not anticipate paying dividends in the foreseeable future; accordingly, our expected dividend rate is zero. We recognize this expense on a straight-line basis over the requisite service period. Due to the numerous assumptions involved in calculating share-based compensation expense, the expense recognized in our consolidated financial statements may differ significantly from the value realized by employees on exercise of the share-based instruments. In accordance with the methodology prescribed by SFAS 123R, we do not adjust our recognized compensation expense to reflect these differences. Recognition of share-based compensation expense had, and will likely continue to have, a material affect on our general and administrative line items within our consolidated statements of operations and also may have a material affect on our deferred income taxes and additional paid-in capital line items within our consolidated balance sheets. Under SFAS No. 123R, we are required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially impacted.

For the years ended December 31, 2007 and December 31, 2006, we incurred stock compensation expense of approximately $0.9 million and $1.8 million, respectively.

See Note 16 to the consolidated financial statements for information on the impact of our adoption of SFAS 123R and the assumptions used to calculate the fair value of share-based employee compensation.

We account for stock-based compensation issued to non-employees on a fair value basis in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services” and related interpretations.

Business combination accounting

We have acquired a number of businesses during the last several years, and we may acquire additional businesses in the future. Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed. The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the estimated fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. Certain identifiable intangible assets, such as customer lists and covenants not to compete, are amortized based on the pattern in which the economic benefits of the intangible assets are consumed over the intangible asset's estimated useful life. The estimated useful life of amortizable identifiable intangible assets ranges from two to fourteen years. Goodwill is not amortized. Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our current operating results.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statement of operations data as a percentage of our total sales:

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(unaudited)
Sales	100%	100%	100%	100%	100%
Cost of sales	77	74	70	67	75
Gross profit	23	26	30	33	25
Research and development expenses	2	1	1	8	7
Selling, marketing, general and administrative expenses	84	100	83	113	95
Operating loss	(62)	(75)	(54)	(88)	(78)
Finance expense, net	(6)	(1)	0	(1)	(28)
Gain on sale of shares in Comverge	—	21	—	—	409
Gain on IPO of Comverge	—	—	—	—	286
Loss on private placement of Paketeria	—	—	—	—	(1)
Other income, net	—	4	—	8	—
Income (loss) from operations before taxes on income	(68)	(51)	(55)	(81)	588
Income tax benefit (expense)	(1)	(1)	1	(4)	8
Income (loss) from operations of the Company and its consolidated subsidiaries	(68)	(51)	(54)	(85)	596
Share of losses in Paketeria	—	—	—	(10)	(21)
Share of losses in Comverge	(20)	(37)	(9)	(5)	—
Minority interests, net of tax	3	(3)	(2)	—	—
Income (loss) from continuing operations	(85)	(91)	(65)	(101)	575
Gain (loss) on sale of discontinued operations and contract settlement (in 2006), net of income taxes	—	—	13	(50)	—
Income from discontinued operations, net of income taxes	14	56	20	2	—
Net income (loss)	(71)%	(35)%	(31)%	(149)%	575%

The following table sets forth certain information with respect to revenues and profits of our reportable business segments for the years ended December 31, 2005, 2006 and 2007, including the percentages of revenues attributable to such segments. (See Note 20 to our consolidated financial statements for the definitions of our reporting segments.). The column marked “Other” aggregates information relating to miscellaneous operating segments, which may be combined for reporting under applicable accounting principles.

	RT Solutions	SCR	Other	Total
	(in thousands)
Year ended December 31, 2007:
Revenues from external customers	$3,472	$797	$1,391	$5,660
Percentage of total revenues from external customers	61%	14%	25%	100%
Gross profit	1,139	116	157	1,412
Segment loss before income taxes	(309)	(140)	(799)	(1,248)
Year ended December 31, 2006:
Revenues from external customers	$2,797	$—	$1,320	$4,117
Percentage of total revenues from external customers	68%	—	32%	100%
Gross profit	1,004	—	350	1,354
Segment loss before income taxes	(155)	—	(296)	(451)
Year ended December 31, 2005:
Revenues from external customers	$2,873	—	$1,314	$4,187
Percentage of total revenues from external customers	69%	—	31%	100%
Gross profit	834	—	408	1,242
Segment income before income taxes	54	—	47	101

2007 COMPARED TO 2006

Sales. Sales increased by $1.54 million or 37% to $5.66 million in 2007 as compared to sales of $4.12 million in 2006. Of the increase in sales, $0.8 million was attributable to sales from our newly acquired SCR-Tech subsidiary whose sales were included in our consolidated sales during the period from November 7, 2007 to year end. Without SCR-Tech’s sales, our sales increased by $0.7 million or 18%. The increase in sales is attributable to certain new projects (primarily a new Naval solutions project) in our RT Solutions segment.

Gross profit. Gross profit increased marginally by $58,000 or 4% to $1.41 million in 2007 as compared to gross profit of $1.35 million in 2006. If the gross profit from our newly acquired SCR-Tech subsidiary were excluded, our gross profit would have decreased by $58,000 or 4% in 2007 as compared to 2006. Gross profit margins also decreased from 33% in 2006 to 25% in 2007, including SCR-Tech’s results, and 27% excluding SCR-Tech’s 2007 results. Gross profit in our RT Solutions segment increased as a result of increased sales. This increase was offset in part by a moderate decrease in gross margin for the segment (from 36% in 2006 to 33% in 2007) due to the completion in 2006 of a number of relatively high margin projects in the segment. The large decrease in gross margin (from 27% in 2006 to 11% in 2007) in our Other segment was due to a significant decrease in the number of billable hours in our DSIT subsidiary’s non-RT Solution activities without a commensurate decrease in labor costs.

Research and development expenses (“R&D”). R&D expenses increased in 2007 by $91,000 or 28% as compared to 2006. In the first half of 2007, our DSIT subsidiary invested approximately $175,000 in developing costs for its OncoPro software. Such development efforts ceased in the second half of 2007 when DSIT decided to concentrate its development efforts in its AquaShieldTM Diver Detection Sonar.

Selling, marketing, general and administrative expenses (“SMG&A”). Our SMG&A costs increased by $0.7 million or 16% to $5.4 million in 2007 as compared to $4.7 million in 2006. A portion of the increase (approximately $250,000) was attributable to SMG&A costs from SCR-Tech for the period since our acquisition. We also had significantly increased professional fees due to our increase in corporate activity and Sarbanes-Oxley compliance as well as increased administrative salary costs. These increased costs offset the decrease of $0.8 million in non-cash stock compensation expense in 2007 as compared to 2006.

Finance expense, net. Finance expense, net, increased in 2007 as compared to 2006 from $30,000 to $1.6 million. The increase is entirely attributable to the finance costs associated with our private placement of convertible debt in the first and second quarters of 2007. Of the $1.6 million of interest expense recorded in 2007, $1.3 million was non-cash interest expense related to the amortization of beneficial conversion features, debt origination costs and the value of warrants issued in connection with our 2007 private placement of convertible debt.

Income tax benefit, net. We had an income tax benefit of $445,000 in 2007 due to the recording of deferred tax assets of $0.9 million as well as a reduction of a $0.7 million tax provision recorded in a previous year with respect to one of our foreign subsidiaries. Such tax benefits were partially offset by a $1.1 million current tax provision recorded as a result of our current year’s net income.

Gain on Comverge IPO. In April 2007, Comverge completed its initial public offering. As a result of the Comverge offering, the Company recorded an increase in its investment in Comverge and recorded a non-cash gain of $16.2 million in “Gain on public offering of Comverge”.

Gain on sale of shares in Comverge. In December 2007, as part of Comverge’s follow-on offering, we sold 1,022,356 of its Comverge shares for approximately $28.4 million, net of transaction costs and recorded a pre-tax gain of approximately $23.1 million.

Loss on private placement of Paketeria. In September 2007, Paketeria completed a private placement of shares. As part of the transaction, the Company converted approximately $1.2 million of debt to equity in Paketeria. As a result of the Paketeria private placement, the Company recorded a decrease in its investment in Paketeria and recorded a non-cash gain of $37,000 in “Loss on private placement of Paketeria”.

Share of losses in Paketeria. In 2007, we recognized losses of $1.2 million representing our approximate 31% share of Paketeria’s losses for the year and amortization expense associated with acquired non-compete and franchise agreements and the change in value of options.

Net income. We had net income of $32.5 million in 2007 compared with a net loss of $6.1 million in 2006, due to a non-cash gain on the Comverge IPO of $16.2 million plus the gain recognized on our sale of Comverge shares of $23.1 million. Those gains were partially offset by our corporate expenses of approximately $3.1 million, net finance expenses of approximately $1.6 million, DSIT losses of $1.2 million and our share of losses in Paketeria of $1.2 million.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had working capital of $13.8 million, including $19.6 million in unrestricted cash and cash equivalents. Net cash of $18.1 million was provided during 2007. Net cash of $2.6 million was used in operating activities during 2007. The net income for the year ended December 31, 2007 of $32.5 million was due primarily to the non-cash gain recorded on the IPO of Comverge of $16.2 million coupled with our subsequent gain on the sale of Comverge shares of $23.1 million. These income items were partially offset by approximately $1.8 million of interest expense (of which approximately $1.3 million was non-cash), $1.2 million of losses associated with DSIT, $1.2 million of losses associated with our investment in Paketeria and corporate expenses of $3.1 million of which $0.8 million was related to stock option compensation.

We used net cash of $2.6 million in operating activities in 2007. The primary use of cash in operating activities during 2007 was corporate general and administrative expenditures of approximately $1.8 million and DSIT’s use of cash in operating activities of approximately $1.0 million. Net cash of $13.9 million provided from investing activities was primarily the result of the $28.4 million of proceeds from the sale of our Comverge stock, offset by cash used for investments in SCR-Tech ($10.1 million) and other investments ($2.6 million) and $1.5 million of restricted cash deposited in an Israeli bank as security for guarantees provided to DSIT. We expect the restricted cash to be released in early 2009. Additional cash of $6.8 million was provided by financing activities, primarily from the proceeds of our private placement of debenture and warrants, net of related discounts ($5.8 million, net) and the proceeds from option and warrant exercises ($1.2 million) offset by debt repayments ($0.4 million).

In December 2007, we decided to redeem all of our outstanding 10% Convertible Redeemable Subordinated Debentures due March 2011. On January 29, 2008 we completed the redemption of all of our outstanding Debentures. Subsequent to the Company’s announcement of redemption, the holders of the debentures elected to convert approximately $3.0 million into approximately 780,000 shares of our common stock, at a conversion price of $3.80 per share. We redeemed the remaining $3.4 million principal amount of debentures in accordance with the notice of redemption.

During the first three months of 2008, we also made our $1.1 million investment in GridSense, transferred an additional $1 million to an Israeli bank for additional security for guarantees for DSIT’s Naval solutions project for the Israeli MOD and paid $2.5 million for accrued expenses related to payables in connection with our acquisition of SCR-Tech, tax payments and other accrued expenses.

Acorn’s cash balance at the end of March 2008 was approximately $9.3 million not including the $2.5 million of restricted cash. We believe that the cash available will provide more than sufficient liquidity to finance Acorn’s activities for the foreseeable future and for the next 12 months in particular.

At December 31, 2007, DSIT had approximately $244,000 in Israeli credit lines available to DSIT by an Israeli bank, all of which was then being used. In addition, the bank has allowed DSIT to utilize an additional $346,000 of credit which is secured by deposits made by the Acorn. DSIT’s credit lines are denominated in NIS and bear interest at a weighted average rate of the Israeli prime rate per annum plus 1.5% (at December 31, 2006, plus 2.2%). The Israeli prime rate fluctuates and as of December 31, 2007 was 5.5% (December 31, 2006, 6.0%). The Company has a floating lien and provided guarantees with respect to DSIT’s outstanding lines of credit. At December 31, 2007, DSIT was in technical violation of covenants under its line of credit with its bank. This bank is continuing to provide funding to DSIT despite the technical violation and has not formally notified DSIT of any violation or any contemplated action. In addition, Acorn has agreed to be supportive of DSIT’s liquidity requirements over the next 12 months.

At the end of March 2008, DSIT was using its entire lines-of-credit (approximately $265,000 at current exchange rates) plus an additional $475,000 that the bank is allowing DSIT to use with our support. With our temporary support, we believe that dsIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months. This is based on continued utilization of its lines of credit and expected improved operating results stemming from anticipated growth in sales. However, we can provides no assurance that these measures will be successful and we may need to provide supplementary financing, or sell all or part of that business.

SCR-Tech does not have bank financing and currently finances its operations from its activities. From time to time, we may provide SCR-Tech with temporary financial support as the need arises until it arranges for outside financing. In the first quarter of 2008, we loaned SCR-Tech $350,000. Such funds have been returned to us.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of December 31, 2007.

	Ending December 31,
	(in thousands)
Cash Payments due to Contractual Obligations	Total	2008	2009-2010	2011-2012	2013 and thereafter
Long-term debt	$167	$167	$—	$—	$—
Convertible debentures (1)	6,406	6,406	—	—	—
Enertech (2)	4,600	4,600	—	—	—
Operating leases	2,485	774	1,088	623	—
Potential severance obligations to Israeli employees (3)	2,397	—	—	—	2,397
Total contractual cash obligations	$16,055	$11,947	$1,088	$623	$2,397

We expect to finance these contractual commitments in 2008 from cash currently on hand and cash generated from operations.

(1) In January 2008, we completed the redemption of all of our outstanding 10% Convertible Redeemable Subordinated Debentures due March 2011. Of the $6.4 million of Debentures outstanding at December 31, 2007, holders of the debentures elected to convert approximately $3.0 million into approximately 780,000 shares of our common stock, at a conversion price of $3.80 per share. We redeemed the remaining $3.4 million principal amount of debentures in accordance with the notice of redemption.

(2) In August 2007, we committed to invest up to $5 million over a ten-year period in EnerTech Capital Partners III L.P. (“EnerTech III”), a proposed $250 million venture capital fund targeting early and expansion stage energy and clean energy technology companies that can enhance the profits of the producers and consumers of energy.

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

(3) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of December 31, 2007, we accrued a total of $2.4 million for potential severance obligations of which approximately $1.6 million was funded with cash to insurance companies.

Certain Information Concerning Off-Balance Sheet Arrangements.

Our DSIT subsidiary has provided various performance, advance and tender guarantees as required in the normal course of its operations. As at December 31, 2007, such guarantees totaled approximately $1.6 million and were due to expire through 2010. As security for a portion of these guarantees, Acorn has deposited with an Israeli bank approximately $1.5 million which is shown as restricted cash on our Consolidated Balance Sheets. The Company expects the restricted cash to be released in early 2009.

Impact of Inflation and Currency Fluctuations

A majority of DSIT’s sales are denominated in dollars or are denominated in NIS linked to the dollar. Such sales transactions are negotiated in dollars; however, for the convenience of the customer they are settled in NIS. These transaction amounts are linked to the dollar between the date the transactions are entered into until the date they are effected and billed. From the time these transactions are effected and billed through the date of settlement, amounts are primarily unlinked. The majority of our expenses in Israel are in NIS, while a portion is in dollars or dollar-linked NIS.

The dollar cost of our operations in Israel may be adversely affected in the future by a revaluation of the NIS in relation to the dollar. In 2007 the appreciation of the NIS against the dollar was 9.0% and in 2006 the appreciation of the NIS against the dollar was 8.2%. Inflation in Israel was 3.9% in 2007 and -(0.1)% during 2006. During the first two months of 2008, the NIS appreciated an additional 5.5% against the dollar and inflation during this period was -0.2%.

As of December 31, 2007, virtually all of DSIT’s monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS. In the event that in the future we have material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

SUMMARY QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain of our unaudited quarterly consolidated financial information for the years ended December 31, 2006 and 2007. This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto.

	2006				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
					restated	restated	restated
	(in thousands, except per share amounts)
Sales	$973	$990	$923	$1,231	$1,039	$681	$1,595	$2,345
Cost of sales	745	645	597	776	754	625	1,122	1,747
Gross profit	228	345	326	455	285	56	473	598
Research and development expenses	26	71	137	90	130	103	77	105
Selling, marketing, general and administrative expenses	922	1,044	1,570	1,122	810	1,049	1,153	2,378
Operating loss	(720)	(770)	(1,381)	(757)	(655)	(1,096)	(757)	(1,885)
Finance income (expense), net	14	(20)	(17)	(7)	(26)	(345)	(358)	(856)
Gain on public offering of Comverge	—	—	—	—	—	16,169	—	—
Gain on sale of Comverge shares	—	—	—	—	—	—	—	23,124
Loss on Paketeria private placement	—	—	—	—	—	—	(37)	—
Other income, net	330	—	—	—	—	—	—	—
Income (loss) before taxes on income	(376)	(790)	(1,398)	(764)	(681)	14,728	(1,152)	20,383
Income tax benefit (expense)	(2)	(4)	(2)	(175)	(2)	(3)	(4)	454
Income (loss) from operations of the Company and its consolidated subsidiaries	(378)	(794)	(1,400)	(939)	(683)	14,725	(1,156)	20,837
Share of loss in Paketeria	—	—	(251)	(173)	(187)	(201)	(440)	(378)
Share of loss in Comverge	(210)	—	—	—	—	—	—	—
Net income (loss) from continuing operations	(588)	(794)	(1,651)	(1,112)	(870)	14,524	(1,596)	20,459
Gain (loss) on sale of discontinued operations, net of tax	(2,298)	—	—	229	—	—	—	—
Net income from discontinued operations, net of tax	78	—	—	—	—	—	—	—
Net income (loss)	$(2,808)	$(794)	$(1,651)	$(883)	$(870)	$14,524	$(1,596)	$20,459
Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.07)	$(0.10)	$(0.18)	$(0.11)	$(0.09)	$1.52	$(0.16)	$2.00
Discontinued operations	(0.27)	—	—	0.02	—	—	—	—
Net income (loss) per share	$(0.34)	$(0.10)	$(0.18)	$(0.09)	$(0.09)	$1.52	$(0.16)	$2.00
Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.07)	$(0.10)	$(0.18)	$(0.11)	$(0.09)	$1.21	$(0.16)	$1.68
Discontinued operations	(0.27)	—	—	0.02	—	—	—	—
Net income (loss) per share	$(0.34)	$(0.10)	$(0.18)	$(0.09)	$(0.09)	$1.21	$(0.16)	$1.68
Weighted average number of shares outstanding - basic	8,160	8,161	8,993	9,444	9,507	9,583	10,063	10,217
Weighted average number of shares outstanding - diluted	8,160	8,161	8,993	9,444	9,507	12,290	10,063	12,789

Results have been restated for those previously reported for the first, second and third quarters of 2007 following:

1)	the determination that our conversion of debt into equity following the third quarter private placement of Paketeria was effectively one single connected transaction and not separate transactions; and

2)
the determination that the Beneficial Conversion Feature (“BCF”) in our Convertible Debenture which had initially been one-half expensed at each of the closings in March and April of 2007 should have been expensed over the four-year life of the Debenture along with the remaining balance of the BCF which had initially been expensed over a one-year period.

The effect of the restatement on the our net loss and basic and diluted loss per share for the three, six and nine month periods ended March 31, June 30 and September 30, 2007, are shown below:

	Three months ended	Six months ended	Three months ended	Nine months ended	Three months ended
	March 31, 2007	June 30, 2007		September 30, 2007
Net income (loss) as reported	$(1,697)	$11,914	$13,611	$10,530	$(1,384)
Effect of Paketeria restatement	—	—	—	(570)	(570)
Effect of BCF restatement	827	1,740	913	2,098	358
Net income (loss) - as restated	$(870)	$13,654	$14,524	$12,058	$(1,596)

Basic net income (loss) per share - as reported	$(0.18)	$1.25	$1.42	$1.08	$(0.14)
Effect of restatements	0.09	0.18	0.10	0.16	(0.02)
Basic net income (loss) per share - as restated	$(0.09)	$1.43	$1.52	$1.24	$(0.16)

Diluted net income (loss) per share - as reported	$(0.18)	$1.05	$1.11	$1.01	$(0.14)
Effect of restatements	0.09	0.14	0.07	0.14	(0.02)
Diluted net income (loss) per share - as restated	$(0.09)	$1.19	$1.18	$1.15	$(0.16)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

The translation of the balance sheets of our Israeli operations from NIS into U.S. dollars is sensitive to changes in foreign currency exchange rates. These translation gains or losses are recorded either as cumulative translation adjustments (“CTA) within stockholders’ equity, or foreign exchange gains or losses in the statement of operations. In 2007 the NIS strengthened in relation to the U.S. dollar by 9.0%. To test the sensitivity of these operations to fluctuations in the exchange rate, the hypothetical change in CTA and foreign exchange gains and losses is calculated by multiplying the net assets of these non-U.S. operations by a 10% change in the currency exchange rates.

As of December 31, 2007, a 10% weakening of the U.S. dollar against the NIS would have decreased stockholders’ equity by approximately $55,000 (arising from a negative CTA adjustment of approximately $51,000 and net exchange losses of approximately $4,000). These hypothetical changes are based on increasing the December 31, 2007 exchange rates by 10%.

In addition, $3.7 million, $0.2 million and $0.1 million of our backlog of projects are contracts and orders that are linked to an Israeli Ministry of Defense Index, denominated in Euros and denominated in NIS, respectively.

We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our foreign currency exchange rate exposures although we are currently examining ways of limiting our foreign currency exposures.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, short and long-term bank deposits, and trade receivables. The counterparty to a majority of our cash equivalent deposits is a major financial institution of high credit standing. We do not believe there is significant risk of non-performance by this counterparty. Approximately 54% of the trade accounts receivable at December 31, 2007 was due from a customer that pays its trade receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Furnished at the end of this report commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information concerning the directors and certain officers of the Company:

Name	Age	Position
George Morgenstern	74	Founder, Chairman of the Board; Chairman of the Board of our DSIT Solutions Ltd. subsidiary (“DSIT”)

John A. Moore	42	Director, President and Chief Executive Officer; and director of our Paketeria AG equity affiliate (“Paketeria”)

Samuel M. Zentman	61	Director and member of our Audit Committee

Richard J. Giacco	55	Director and member of our Audit Committee

Richard Rimer	42	Director

Scott Ungerer	49	Director

Joe Musanti	50	Director and Chairman of our Audit Committee

William J. McMahon	52	Chief Executive Officer and President of CoaLogix

Benny Sela	60	Chief Executive Officer and President of DSIT

Michael Barth	47	Chief Financial Officer of the Company and DSIT.

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

John A. Moore has been a director and President and Chief Executive Officer of our Company since March 2006. Mr. Moore also served as a director of Comverge from March 2006 through January 2008. Mr. Moore is the President and founder of Edson Moore Healthcare Ventures, which he founded to acquire $150 million of drug delivery assets from Elan Pharmaceuticals in 2002. Mr. Moore was Chairman and EVP of ImaRx Therapeutics, a drug and medical therapy development company, from February 2004 to February 2006 and Chairman of Elite Pharmaceuticals from February 2003 to October 2004. He is currently a member of the Board of Directors of Voltaix, Inc., a leading provider of specialty gases to the solar and semiconductor industries. He was CEO of Optimer, Inc. (a research based polymer development company) from inception in 1994 until 2002 and Chairman from inception until its sale in February 2008 to Sterling Capital.

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

Scott Ungerer was elected to the Board in September 2007. Mr. Ungerer has been a power and energy sector investor for over 13 years and is the Managing Member of EnerTech Capital, a pioneer in energy technology venture investing which he founded in 1996. Mr. Ungerer's primary investing activities focus on opportunities in software, advanced materials, and engineered solutions. Specific areas of interest include opportunities in electric power generation, transmission and distribution, power line carrier, natural gas distribution and advanced engine technologies. He currently serves as a director of CURRENT Group, Intellon, and The NanoSteel Company.

Joe Musanti was elected to the Board in September 2007. Mr. Musanti is President of Main Tape Inc., a leading manufacturer of surface protection film and paper products, based in Cranberry, New Jersey. Prior to becoming President, Mr. Musanti served as Vice President Finance of Main Tape. Before that, Mr. Musanti was Vice President Finance of Rheometric Scientific, Inc., a manufacturer of thermal analytical instrumentation products where he held significant domestic and foreign, operational, managerial, financial and accounting positions.

William J. McMahon serves as Chief Executive Officer and President of CoaLogix since its creation in November 2007. Mr. McMahon also serves as president of SCR-Tech, LLC, a position he has held since March 2005. Prior to that, Mr. McMahon served as Group Vice President of the Ultrapure Water division of Ionics, Inc. from 2000 to 2004. From 1997 to 2000, he held several executive level positions including Chairman, President and Chief Executive Officer of Pantellos; President and Chief Executive Officer of Stone & Webster Sonat Energy Resources; and President of Stone & Webster Energy Services Inc. From 1978 to 1997, Mr. McMahon held positions at DB Riley, Inc. and at The Babcock & Wilcox Company. Mr. McMahon earned a B.S. degree in Nuclear Engineering from Georgia Institute of Technology and an MBA from Xavier University.

Benny Sela serves as the CEO of DSIT. Previously, he held the position of Executive Vice President and Head of the company's Real Time Division. Prior to this, Mr. Sela was the General Manager of DSI Technologies. Mr. Sela served in the Israeli Air Force reaching the position of Lt. Colonel (Ret.). During his service in the Israeli Air Force, Mr. Sela was head of the Electronic Warfare branch, working on both the F-16 and Lavi projects. He holds a B.Sc. in Electrical Engineering, a Masters Degree in Operations Research from Stanford University, and an MBA.

Michael Barth has been our Chief Financial Officer and the Chief Financial Officer of DSIT since December 2005. For the six years prior, he served as Deputy Chief Financial Officer and Controller of DSIT. Mr. Barth is a Certified Public Accountant in both the U.S. and Israel and has over 20 years of experience in public and private accounting.

Audit Committee; Audit Committee Financial Expert

The three members of the Audit Committee of our Board of Directors (the “Audit Committee”) are Joe Musanti, Richard J. Giacco and Samuel M. Zentman. The Board of Directors has determined that each member of the Audit Committee meets the independence criteria prescribed by applicable law and the rules of the SEC for audit committee membership and meets the criteria for audit committee membership required by NASDAQ. Further, each Audit Committee member meets NASDAQ’s financial knowledge requirements. Also, our Board has determined that Joe Musanti qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the SEC.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2007 our executive officers and directors complied with the filing requirements of Section 16(a), with the exception of the late filing of the following reports: Richard J. Giacco filed a late Form 4 reporting the grant of 10,000 stock options on December 5, 2007 (Form 4 filed April 11, 2008); George Morgenstern filed a late Form 4 reporting the grant of 10,000 stock options on December 5, 2007 (Form 4 filed December 19, 2007); Richard S. Rimer filed a late Form 4 reporting the vesting of 25,000 performance based stock options on September 20, 2007 (Form 4 filed November 13, 2007) and a late Form 4 reporting the grant of 10,000 stock options on December 5, 2007 (Form 4 filed December 19, 2007); and Samuel M. Zentman filed a late Form 4 reporting the grant of 10,000 stock options on December 5, 2007 (Form 4 filed December 19, 2007).

We have implemented measures to assure timely filing of Section 16(a) reports by our executive officers and directors in the future.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions. Our code of ethics may be accessed on the Internet at http://www.acornfactor.com/pdfs/code.pdf.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
John A. Moore President and Chief Executive Officer	2007	275,000	200,000	177,545	(1)	8,898	(2)	661,443
	2006	131,750	—	675,744	(3)	11,669	(4)	819,163

William J. McMahon Chief Executive Officer of CoaLogix and SCR-Tech and President of CoaLogix and SCR-Tech (5)	2007	215,000	129,500 (6)	—		23,263	(7)	367,763

Benny Sela Chief Executive Officer of DSIT and President of DSIT (8)	2007	137,287	3,800 (9)	30,458	(10)	39,331	(11)	210,876

Jacob Neuwirth Former Chief Executive Officer of DSIT and President of DSIT (12)	2007	127,553	—	—		29,545	(11)	157,098
	2006	201,038	10,733 (13)	—		55,972	(11)	267,743

Michael Barth Chief Financial Officer and Chief Financial Officer of DSIT	2007	99,996	20,000	62,473	(14)	21,581	(11)	204,050
	2006	95,250	—	57,912	(15)	18,463	(11)	171,625

(1) Represents FAS 123R expense with respect to 400,000 stock options granted as of March 27, 2006 with an exercise price of $2.60 per share and 60,000 options granted as of February 27, 2007 with an exercise price of $4.53 per share.

(2) Consists of health insurance premiums.

(3) Represents FAS 123R expense with respect to 400,000 stock options granted as of March 27, 2006 with an exercise price of $2.60 per share.

(4) Consists of (i) $4,669 in health insurance premiums and (ii) $7,000 in director’s fees.

(5) Appointed Chief Executive Officer and President of CoaLogix as of November 7, 2007 upon the acquisition of SCR-Tech by Acorn Energy. The compensation amounts shown in the table are for the full year. The portions of such compensation amounts that were earned subsequent to the acquisition of SCR-Tech by Acorn on November 7, 2007 were: FAS 123R expense with respect to 400,000 stock options granted as of March 27, 2006 with an exercise price of $2.60 per share.

(6) Bonus paid in 2007 for performance in 2006.

(7) Consists of (i) $15,163 in health insurance premiums and (ii) $8,100 in 401k contributions.

(8) Appointed Chief Executive Officer of DSIT and President of DSIT effective July 1, 2007.

(9) Bonus paid in 2007 for performance in 2006 prior to his appointment as CEO and President of DSIT.

(10) Represents FAS 123R expense with respect to 25,000 stock options granted as of February 27, 2007 with an exercise price of $3.50 per share and 20,000 options granted as of December 31, 2004 with an exercise price of $0.91 per share.

(11) Consists of contributions to severance and pension funds and automobile fringe benefits. Contributions to severance and pension funds are made on substantially the same basis as those made on behalf of other Israeli executives.

(12) Resigned as Chief Executive Officer of DSIT and President of DSIT effective June 30, 2007.

(13) Bonus paid in 2006 for performance in 2005.

(14) Represents FAS 123R expense with respect to 50,000 stock options granted as of July 21, 2006 with an exercise price of $3.00, 6,000 stock options granted as of February 27, 2007 with an exercise price of $4.53 per share, 30,000 stock options granted as of September 20, 2007 with an exercise price of $3.90 per share and 5,000 options granted as of December 31, 2004 with an exercise price of $0.91 per share.

(15) Represents FAS 123R expense with respect to 50,000 stock options granted as of July 21, 2006 with an exercise price of $3.00 per share and 5,000 options granted as of December 31, 2004 with an exercise price of $0.91 per share

Employment Arrangements

John A. Moore became our President and Chief Executive Officer in March 2006. Effective October 2006, the Board approved annual compensation for Mr. Moore of $275,000 with standard benefits. The Board also approved in principle to provide Mr. Moore with a year-end performance bonus to commence in 2007 with performance targets to be established by the Board. To date, no performance targets have been set by the Board. In December 2007, the Board awarded a $200,000 bonus to Mr. Moore with respect to 2007.

In February 2007, the Board approved a grant to Mr. Moore of an option to purchase 60,000 shares of our Common Stock at an exercise price of $4.53 per share, of which 49,000 vested immediately and 11,000 to vest on March 30, 2009 subject to certain accelerated vesting provisions. In 2007, the accelerated vesting provisions were met and all options granted in 2007 were vested by December 31, 2007.

William J. McMahon has served as Chief Executive Officer and President of CoaLogix since the Company’s acquisition of SCR-Tech and its related companies on November 7, 2007. Mr. McMahon employment terms are based on employment agreement signed effective January 1, 2007 between Mr. McMahon and SCR-Tech’s former parent company. The employment agreement was subsequently assumed and modified on November 7, 2007 in conjunction with the Company’s acquisition of SCR-Tech. Mr. McMahon’s employment agreement calls for base salary of $215,000 per year. Mr. McMahon is eligible to receive an annual bonus with a target payment equal to 50% of his base salary based upon criteria developed by the Board of Directors. To date, no performance targets have been set by the Board. Based on previously established bonus targets for 2007, Mr. McMahon earned a bonus of $96,750 which is to be paid in 2008.

Benny Sela has served as President and Chief Executive Officer of DSIT beginning July 1, 2007. In December 2007, the Board of DSIT approved new employment terms for Mr. Sela retroactive to July 1, 2007. Mr. Sela’s current employment agreement provides for a base salary which is denominated in Israeli Consumer Price Index linked NIS, currently equivalent to approximately $156,000 per annum. In addition to his base salary, Mr. Sela is also entitled to receive a bonus payment equal to 5% of DSIT’s net profit before tax. Mr. Sela received a bonus in 2007 of $3,800 related to his 2006 performance prior to his appointment as President and Chief Executive Officer of DSIT.

Jacob Neuwirth served as President and Chief Executive Officer of DSIT until his resignation effective June 30, 2007 pursuant to an employment agreement dated as of December 16, 2001. Mr. Neuwirth’s employment agreement provided for a base salary which was denominated in Israeli Consumer Price Index linked NIS, equivalent to approximately $184,000 per annum. Under his employment agreement, Mr. Neuwirth was entitled to a loan of up to $100,000 from DSIT. Such loan principal ($99,000) and all accrued interest were repaid in November 2007 as part of a Share Purchase Agreement whereby Acorn acquired Mr. Neuwirth’s shares in DSIT.

Michael Barth has served as Chief Financial Officer of the Company and Chief Financial Officer of DSIT beginning December 1, 2005. In July 2006, the Board approved an annual salary of $100,000 for Mr. Barth. In 2007, the Board also approved the payment of a bonus of $20,000 to Mr. Barth.

In February 2007, the Board approved a grant to Mr. Barth of an option to purchase 6,000 shares of our Common Stock at an exercise price of $4.53 per share, vesting one-third immediately and one-third on each of December 31, 2007 and 2008, and expiring on July 31, 2011. Subsequently, in September 2007, the Board also approved a grant to Mr. Barth of an option to purchase 30,000 shares of our Common Stock at an exercise price of $3.90 per share, vesting one-third on each of September 19, 2007, 2008 and 2009, and expiring on September 19, 2014.

Outstanding Equity Awards At 2007 Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
John A. Moore	400,000	—		2.60	March 31, 2011
	60,000	—		4.53	March 31, 2011

Benny Sela	20,000	—		1.80	March 31, 2009
	20,000	—		0.91	December 31, 2009

Michael Barth	5,000	—		0.91	December 31, 2009
	33,333	16,667	(1)	3.00	July 31, 2011
	4,000	2,000	(1)	4.53	July 31, 2009
	—	30,000	(2)	3.90	September 19, 2014

(1)	These options vest on December 31, 2008.

(2)	One-third of these options vest on each of September 19, 2008, 2009 and 2010.

Estimated Payments and Benefits Upon Termination or Change in Control

The amount of compensation and benefits payable to each named executive officer in various termination situations has been estimated in the tables below.

William J. McMahon

Under the terms of the employment agreement with Mr. McMahon, we are obligated to make certain severance payments to him in the event of termination or termination in connection with a change of control (as defined). The Modification Agreement signed with Mr. McMahon upon acquisition of SCR-Tech by the Company provides for the following benefits in the event he is involuntarily terminated, other than for cause, at any time prior to an announcement of a change of control or on or after the date that is 24 months following a change of control or the announcement of a change of control, whichever comes later, then, Mr. McMahon will be entitled to receive a cash payment equal to 200% of his then base salary, subsidized COBRA premiums for himself and his eligible dependents for up to a maximum of 12 months, in the case of termination not in connection with a change in control, and 100% company-paid health, dental and life insurance coverage at the same level of coverage as was provided to him and his dependents immediately prior to the termination for up to a maximum of two years from the date of his termination, in the case of termination in connection with change in control.

The following table describes the potential payments and benefits upon termination of employment for Mr. McMahon, the President and Chief Executive Officer of our CoaLogix subsidiary, as if his employment terminated as of December 31, 2007, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control		Death or disability
Compensation:
Base salary	—	(1)	$430,000	(2)	$430,000	(4)	—
Benefits and perquisites:
Perquisites and other personal benefits	—		15,163	(3)	294,151	(5)	—
Total	$—		$445,163		$724,151		—

(1)	Assumes that there is no earned but unpaid base salary at the time of termination.

(2)	The $430,000 represents 200% of Mr. McMahon’s base salary

(3)	The $15,163 represents 12 months of subsidized health insurance payments

(4)	The $430,000 represents 200% of Mr. McMahon’s base salary assuming the consideration for change of control to the Company or its stockholders is more than $10 million.

(5)
The $294,151 represents (i) $35,151 of 24 months of subsidized health insurance payments and (ii) $259,000 which is in respect of 200% of Mr. McMahon’s target bonus, both assuming the consideration for change of control to the Company or its stockholders is more than $10 million.

Benny Sela

Under the terms of the employment agreement with Mr. Sela, we are obligated to make certain payments to fund in part our severance obligations to him. We are required to pay Mr. Sela an amount equal to his last month’s salary multiplied by the number of years (including partial years) that Mr. Sela has worked for us. This severance obligation, which is customary for executives of Israeli companies, will be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to Mr. Sela’s employment agreement. In addition, the agreement with Mr. Sela provided for an additional payment equal to 1.5 times his last month’s total compensation, payable at the end of his employment with us. As of December 31, 2007, the unfunded portion of these payments was $115,435. During 2007, in order to provide additional support to DSIT, improve its financial results and help solidify its banking relationships, Mr. Sela waived $78,000 of amount due to him under his employment agreement.

The following table describes the potential payments and benefits upon termination of employment for Mr. Sela, the President and Chief Executive Officer of our DSIT subsidiary, as if his employment terminated as of December 31, 2007, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control	Death or disability
Compensation:
Base salary	$78,000	(1)	$117,000	(2)	—	$117,000	(2)
Benefits and perquisites:
Perquisites and other personal benefits	$348,755	(3)	$357,140	(4)	—	$357,140	(4)
Total	$426,755		$474,140		—	$474,140

(1)	Assumes that there is no earned but unpaid base salary at the time of termination. The $78,000 represents a parachute payment of six months salary due to Mr. Sela.

(2)	Assumes that there is no earned but unpaid base salary at the time of termination. The $117,000 represents a parachute payment of nine months salary due to Mr. Sela.

(3)
Includes $369,072 of severance pay based in accordance with Israeli labor law calculated based on his last month’s salary multiplied by the number of years (including partial years) that Mr. Sela worked for us multiplied by 150% in accordance with his contract. Of the $369,072 due Mr. Sela, we have funded $253,637 in an insurance fund. Also includes accumulated, but unpaid vacation days ($35,663), car benefits ($5,250) and payments for pension and education funds ($16,770) less $78,000 of benefits waived in support of DSIT’s operations.

(4)
Includes $369,072 of severance pay based in accordance with Israeli labor law calculated based on his last month’s salary multiplied by the number of years (including partial years) that Mr. Sela worked for us multiplied by 150% in accordance with his contract. Of the $369,072 due Mr. Sela, we have funded $253,637 in an insurance fund. Also includes accumulated, but unpaid vacation days ($35,663), car benefits ($5,250) and payments for pension and education funds ($25,155) less $78,000 of benefits waived in support of DSIT’s operations.

Michael Barth

Under the terms of the employment agreement with Mr. Barth, we are obligated to make certain payments to fund in part our severance obligations to him. We were required to pay Mr. Barth an amount equal to 120% of his last month’s salary multiplied by the number of years (including partial years) that Mr. Barth worked for us. This severance obligation, which is customary for executives of Israeli companies, was to be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to Mr. Barth’s employment agreement. In addition, the agreement with Mr. Barth provided for an additional payment equal to six times his last month’s total compensation, payable at the end of his employment with us. As of December 31, 2007, the unfunded portion of these payments was $40,020. During 2007, in order to provide additional support to DSIT, improve its financial results and help solidify its banking relationships, Mr. Barth waived $48,000 of amount due to him under his employment agreement.

The following table describes the potential payments and benefits upon termination of employment for Mr. Barth, our Chief Financial Officer, as if his employment terminated as of December 31, 2007, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control	Death or disability
Compensation:
Base salary	$16,667	(1)	$50,000	(2)	—	$50,000	(2)
Benefits and perquisites:
Perquisites and other personal benefits	$16,002	(3)	$66,689	(4)	—	$66,689	(4)
Total	$32,669		$116,689		$—	$116,689

(1)	Assumes that there is no earned but unpaid base salary at the time of termination. The $16,667 represents a parachute payment of two months salary due to Mr. Barth.

(2)
Assumes that there is no earned but unpaid base salary at the time of termination. The $50,000 represents a parachute payment of 6 months salary due to Mr. Barth upon termination without cause or by death or disability.

(3)
Includes $41,155 of severance pay based on the amounts funded in for Mr. Barth’s severance in accordance with Israeli labor law. Also includes accumulated, but unpaid vacation days ($17,514), car benefits ($1,750) and payments for pension and education funds ($3,583) less $48,000 of benefits waived in support of DSIT’s operations..

(4)
Includes $81,175 of severance pay based in accordance with Israeli labor law calculated based on his last month’s salary multiplied by the number of years (including partial years) that Mr.. Barth worked for us multiplied by 120% in accordance with his contract. Of the $81,175 due Mr. .Barth, we have funded $41,155 in an insurance fund. Also includes accumulated, but unpaid vacation days ($17,514), car benefits ($5,250) and payments for pension and education funds ($10,750) less $48,000 of benefits waived in support of DSIT’s operations.

Director Compensation in 2007

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Scott Ungerer (2)	12,000	9,075	—		21,075
Joe Musanti (3)	12,000	9,464	—		21,464
George Morgenstern	30,000	13,757	65,000	(4)	108,757
Samuel M. Zentman	30,000	47,313	—		77,313
Richard J. Giacco	30,000	29,729	—		59,729
Richard Rimer	29,500	88,916	—		118,416
Kevin Wren (5)	17,500	29,729	—		47,229

(1)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with FAS 123(R), and thus includes amounts from awards granted in and prior to 2007. All options awarded to directors in 2007 remained outstanding at fiscal year-end.

(2)	Was appointed as a director on October 10, 2007.

(3)	Was appointed as a director on October 4, 2007.

(4)	Mr. Morgenstern received a non-accountable expense allowance of $65,000 to cover travel and other expenses pursuant to a consulting agreement.

(5)	Resigned as a director on October 1, 2007.

Compensation of Directors

Through the end of September 2007, each of our directors was paid an annual cash retainer of $20,000 payable quarterly in advance, as well as meeting fees for Board and Committee meetings of $500 per meeting.

Beginning in October 2007, we agreed that each of our non-employee directors would be paid an annual cash retainer of $40,000 payable quarterly in advance, as well as meeting fees for Board and Committee meetings of $1,000 per meeting.

Our 2006 Stock Option Plan for Non-Employee Directors, which was adopted in February 2007, provides for formula grants to non-employee directors equal to an option to purchase (i) 25,000 shares of our Common Stock upon a member’s first appointment or election to the Board of Directors and (ii) 10,000 shares of our Common Stock to each director, other than newly appointed or elected directors, immediately following each annual meeting of stockholders. The option to purchase 25,000 shares of our Common Stock shall vest one-third per year for each of the three years following such date of appointment or election and the option for the purchase of 10,000 shares of the Company’s Common Stock shall fully vest one year from the date of grant. Both options shall be granted at an exercise price equal to the closing price on NASDAQ on the day preceding the date of grant and shall be exercisable until the earlier of (a) seven years from the date of grant or (b) 18 months from the date that the director ceases to be a director, officer, employee, or consultant. The plan also provides for non-formal grants at our discretion. The maximum number of shares of our Common Stock to be issued under the plan is 200,000. Our Board of Directors is to administer the plan.

Consulting Agreement with Mr. Morgenstern

Mr. Morgenstern, the Chairman of our Board, has been retained as a consultant by our Company since March 2006 primarily to provide oversight of our Israeli activities. Mr. Morgenstern’s consulting agreement provides for the payment of an annual consulting fee of $1.00 and a non-accountable expense allowance, which had been $65,000 per year beginning in March 2006. The agreement was amended in March 2008 to (i) extend its term through March 2009, (ii) raise the annual non-accountable expense allowance to $75,000 and (iii) provide for an additional consulting fee of $25,000 if certain performance-based criteria are achieved in our Israeli activities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and the notes thereto set forth information, as of April 14, 2008 (except as otherwise set forth herein), concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of Common Stock by (i) each director of the Company, (ii) certain current or former executive officers (iii) all executive officers and directors as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of Common Stock.

Name and Address of Beneficial Owner (1) (2)	Number of Shares of Common Stock Beneficially Owned (2)		Percentage of Common Stock Outstanding (2)
George Morgenstern	482,054	(3)	4.2%
John A. Moore	850,877	(4)	7.3%
Richard J. Giacco	11,333	(5)	*
Joseph Musanti	0		—
Richard Rimer	93,333	(6)	*
Scott B. Ungerer	0		—
Samuel M. Zentman	54,954	(7)	*
Michael Barth	47,267	(8)	*
William J. McMahon	6,500	(9)	*
Benny Sela	40,000	(10)	*
All executive officers and directors of the
Company as a group (10 people)	1,586,318		13.0%
Jacob Neuwirth (11)	0	(12)	—
Austin W. Marxe and David M. Greenhouse	871,885	(13)	7.8%

* Less than 1%

(1)	Unless otherwise indicated, the address for each of the beneficial owners listed in the table is in care of the Company, 4 West Rockland Road, Montchanin, Delaware 19710.

(2)
Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date which such person has the right to acquire within 60 days after such date. Percentage information is based on the 11,189,391 shares outstanding as of April 14, 2008.

(3)	Consists of 45,115 shares, 387,500 shares underlying currently exercisable options, and 49,439 shares owned by Mr. Morgenstern’s wife.

(4)	Consists of 390,877 shares and 460,000 shares underlying currently exercisable options.

(5)	Consists of 3,000 shares and 8,333 shares underlying currently exercisable options.

(6)	Consists of 35,000 shares and 58,333 shares underlying currently exercisable options.

(7)	Consists of 5,297 shares, 48,333 shares underlying currently exercisable options and 1,324 shares underlying currently exercisable warrants.

(8)	Consists of 3,289 shares, 42,333 shares underlying currently exercisable options, and 1,645 shares underlying currently exercisable warrants.

(9)	Consists of 6,500 shares.

(10)	Consists of 40,000 shares underlying currently exercisable options.

(11)	Resigned as Chief Executive Officer of the Company’s subsidiary dsIT Solutions Ltd. effective June 30, 2007.

(12)	Based on information available to the Company as of July 26, 2007.

(13)
The information presented with respect to these beneficial owners is based on a Schedule 13G filed with the SEC on February 13, 2008. Austin W. Marxe and David M. Greenhouse share sole voting and investment power over 168,043 shares of Common Stock owned by Special Situations Cayman Fund, L.P., 58,633 shares of Common Stock owned by Special Situations Fund III, L.P. and 645,209 shares of Common Stock owned by Special Situations Fund III QP, L.P. The business address for Austin W. Marxe and David M. Greenhouse is 527 Madison Avenue, Suite 2600, New York, NY 10022.

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity Compensation Plans Approved by Security Holders	424,500	$3.17	0
Equity Compensation Plans Not Approved by Security Holders(1)	295,000	$3.47	415,000
Total	719,500	$3.29	415,000

(1) All grants were made under our 2006 Stock Incentive Plan (the “Incentive Plan”) and our 2006 Stock Option Plan for Non-Employee Directors (the “Outside Director Plan”). The Incentive Plan allows for grants and awards from time to time to employees, officers, directors, and third party service providers, of cash and stock-based awards, including, stock options, restricted stock, and stock appreciation rights. A total of 400,000 shares of our Common Stock, are available for grant or award under the Incentive Plan. The Incentive Plan is to be administered by either the full Board or an option committee appointed by the Board. Any grants or awards under the Incentive Plan must be made at fair market value and are intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended. The Outside Director Plan provides for formula grants to non-employee directors as follows: a grant of 25,000 shares of Common Stock upon first election or appointment to the Board, with vesting as to the purchase of one-third of the shares on each of the three anniversaries following the date of election or appointment; and a grant of 7,500 shares of Common Stock to each non-employee director immediately following each Annual Meeting of Stockholders, other than to any non-employee director first elected to the Board within the four months immediately preceding and including such meeting, with vesting on the date that is one year from the date of the meeting. In addition to the above formula grants, the non-employee directors are eligible for grants at the discretion of the Board. The terms of any discretionary grants are to be set by the Board. A total of 200,000 shares are available for use in the Outside Director Plan. All grants shall be made at the fair market value of the shares of Common Stock on the date immediately preceding the date of grant. Both the Incentive Plan and the Outside Director Plan shall terminate on February 8, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

During 2007, we paid approximately $654,000 for legal services rendered and reimbursement of out-of-pocket expenses to Eilenberg Krause & Paul LLP, a law firm in which Sheldon Krause, a former director and our Secretary and General Counsel, is a member. Such fees related to services rendered by Mr. Krause and other members and employees of his firm, as well as certain special and local counsel retained and supervised by his firm who performed services on our behalf. Mr. Krause is the son-in-law of George Morgenstern, our Chairman of the Board, who up until March 2006, also served as our President and Chief Executive Officer.

In December 2006, John Moore, our CEO loaned us $300,000 on a note payable for a period of six months. The note provided for interest at the rate of 9.5% during the time it was outstanding. Under the note, we had the right to repay the note at any time prior to maturity and the note would have become immediately due and payable to the extent we raise proceeds through any equity or debt financing transaction or from the sale of shares of Comverge Inc. The note was repaid in full on April 3, 2007 together with $7,000 of interest.

In August 2006, as part of our initial investment in Paketeria, we also entered into a Stock Purchase Agreement with two shareholders of Paketeria—one of whom is our President and Chief Executive Officer and the other is one of our directors. Pursuant to that agreement, we were entitled through August 2007 to purchase the shares of Paketeria equally held by the two Paketeria shareholders for an aggregate purchase price of the US dollar equivalent on the date of purchase of €598,000 (approximately $776,000 at the then exchange rate), payable in our Common Stock and warrants on the same terms as our July 2006 private placement. The option was initially extended by both shareholders to November 5, 2007 and again by our President and Chief Executive Officer for his share (€299,000 or approximately $440,000 at December 31, 2007 exchange rates) to March 31, 2008. At the December 31, 2007 exchange rate, the exercise of the option would result in the issuance of approximately 166,000 shares of our Common Stock and warrants exercisable for approximately 41,500 shares of Common Stock. The warrants would have an exercise price of $2.78 per share and be exercisable for five years from their grant date.

For additional information regarding our transactions with Paketeria, see the discussions under the captions “Recent Developments”, Overview and Trend Information” and “Critical Accounting Policies” in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For additional information regarding our Stockholders’ Agreement with CoaLogix and EnerTech, see the discussion under the caption “Recent Developments” in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Scott Ungerer, one of our directors, is a principal of EnerTech.

It is the policy of the Company that before a transaction with a related party will be entered into, it must receive the approval of a majority of the disinterested members of the Board of Directors. In determining whether or not a transaction involves a related party we apply the definition provided under Item 404 of Regulation S-K.

All of the above transactions received the unanimous approval of the disinterested members of our Board of Directors.

Director Independence

Applying the definition of independence provided under the Nasdaq Marketplace Rules, with the exception of Mr. Moore and Mr. Morgenstern, all of the members of the Board of Directors are independent. Applying Marketplace Rules, Mr. Moore would not be deemed independent because he is an employee of the Company and Mr. Morgenstern would not be deemed independent because of his prior service as Chief Executive Officer of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

Aggregate fees billed by our principal accountant during the last two fiscal years are as follows:

	2006	2007
Audit Fees	$94,000	$147,000
Audit- Related Fees	29,000	—
Tax Fees	—	—
Other Fees	36,000	57,000
Total	$159,000	$204,000

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, statutory and subsidiary audits, assistance with review of documents filed with the SEC, consents, and other assistance required to be performed by our independent accountants.

Other Fees were for services related to reviewing registration statements and due diligence procedures. Other fees in 2006 were for services related to a response letter to the SEC and for reviewing registration statements.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee was in compliance with the requirements of the Sarbanes-Oxley Act of 2002 regarding the pre-approval of all audit and non-audit services and fees by the mandated effective date of May 6, 2003. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2007 and 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements of the Registrant

The consolidated financial statements of the Registrant and the report thereon of the Registrant’s Independent Registered Public Accounting Firm are included in this Annual Report beginning on page F-1.

Report of Kesselman & Kesselman

Consolidated Balance Sheets as of December 31, 2006 and 2007

Consolidated Statements of Operations for the years ended December 31, 2005, 2006 and 2007

Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficiency) for the years ended December 31, 2005, 2006 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007

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

3.2
Certificate of Ownership and Merger dated September 15, 2006 effecting the name change to Acorn Factor, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 21, 2006).

3.3
Certificate of Ownership and Merger dated December 21, 2007 effecting the name change to Acorn Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 3, 2008).

3.4	By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-44027) (the “1992 Registration Statement”)).

3.5	Amendments to the By-laws of the Registrant adopted December 27, 1994 (incorporated herein by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K dated January 10, 1995).

4.1	Specimen certificate for the Common Stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).

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

4.6	Common Stock Purchase Warrant, dated December 5, 2002, issued by the Registrant to Laurus (incorporated herein by reference to Exhibit 10.3 to the December 2002 8-K).

4.7	Registration Rights Agreement, dated as of December 4, 2002, by and between the Registrant and Laurus (incorporated herein by reference to Exhibit 10.4 to the December 2002 8-K).

4.8	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

4.9	Form of Convertible Debenture (incorporated herein by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

4.10	Form of Warrant (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

#4.11	Promissory Note of Acorn Factor, Inc. in favor of John A. Moore, dated December 31, 2006.

4.12	Form of Agent Warrant (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

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

10.8
Registration Rights Agreement, dated as of December 13, 2002, by and among the Registrant, Kardan Communications Ltd. and Adv. Yossi Avraham, as Trustee for Meir Givon (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 13, 2002).

10.9
First Amendment to Employment Agreement, dated as of May 17, 2002, by and between the Registrant and George Morgenstern (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.*

10.10
Second Amendment to Employment Agreement, dated as of March 12, 2002, between the Registrant and George Morgenstern (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*

10.11
Amendment to Employment Agreement, dated as of June 1, 2002, between the Registrant and Yacov Kaufman (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).*

10.12
Preferred Stock Purchase Agreement, dated as of April 7, 2003, by and among Comverge, the Registrant and the other investors named therein (incorporated herein by reference to Exhibit 10.29 to the 2002 10-K).

10.13
Investors’ Rights Agreement, dated as of April 7, 2003, by and among Comverge, the Registrant and the investors and Comverge management named therein (incorporated herein by reference to Exhibit 10.30 to the 2002 10-K).

10.14
Co-Sale and First Refusal Agreement, dated as of April 7, 2003, by and among Comverge, the Registrant and the investors and stockholders named therein (incorporated herein by reference to Exhibit 10.31 to the 2002 10-K).

10.15	Voting Agreement, dated as of April 7, 2003, by and among Comverge, the Registrant and the other investors named therein (incorporated herein by reference to Exhibit 10.32 to the 2002 10-K).

10.16	Letter Agreement, dated as of April 1, 2003, by and between the Registrant and Laurus (incorporated herein by reference to Exhibit 10.33 to the 2002 10-K).

10.17
Employment Agreement dated as of August 19, 2004 and effective as of January 1, 2004 by and between the Registrant and Shlomie Morgenstern (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.18
Restricted Stock Award Agreement dated as of August 19, 2004, by and between the Registrant and Shlomie Morgenstern (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.19
Stock Option Agreement dated as of August 19, 2004, by and between Shlomie Morgenstern and the Registrant (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.20
Second Amended and Restated Co-Sale And First Refusal Agreement dated as of October 26, 2004, by and among Comverge, Inc., the Registrant and other persons party thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.21
Third Amendment to Employment Agreement, dated as of December 30, 2004, between the Registrant and George Morgenstern(incorporated herein by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).*

10.22	Form of Stock Option Agreement to employees under the 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.35 of the 2004 10-K).

10.23	Form of Stock Option Agreement under the 1994 Stock Option Plan for Outside Directors (incorporated herein by reference to Exhibit 10.36 of the 2004 10-K).

10.24	Form of Stock Option Agreement under the 1995 Stock Option Plan for Nonmanagement Employees (incorporated herein by reference to Exhibit 10.37 of the 2004 10-K).

10.25	Stock Option Agreement dated as of December 30, 2004 by and between George Morgenstern and the Registrant (incorporated herein by reference to Exhibit 10.38 of the 2004 10-K).*

10.26	Stock Option Agreement dated as of December 30, 2004 by and between Yacov Kaufman and the Registrant (incorporated herein by reference to Exhibit 10.39 of the 2004 10-K).*

10.27	Stock Option Agreement dated as of December 30, 2004 by and between Sheldon Krause and the Registrant (incorporated herein by reference to Exhibit 10.35 of the 2004 10-K).*

10.28
Stock Purchase Agreement dated as of March 9, 2006 by and between Shlomie Morgenstern, Databit Inc., and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2006 (the “2006 8-K”)).

10.29	Termination and Release Agreement dated as of March 9, 2006 by and between Shlomie Morgenstern and the Registrant (incorporated herein by reference to Exhibit A to Exhibit 10.1 to the 2006 8-K).*

10.30
Amendment Agreement to GM Employment Agreement dated as of March 9, 2006 by and between George Morgenstern and the Registrant (incorporated herein by reference to Exhibit B to Exhibit 10.1 to the 2006 8-K).*

10.31
Amendment Agreement to Purchaser Option Agreements and Restricted Stock Award Agreement dated as of March 9, 2006 by and between Shlomie Morgenstern and Data System’s and Software Inc. (incorporated herein by reference to Exhibit C to Exhibit 10.1 to the 2006 8-K).*

10.32
Amendment Agreement to GM Option Agreements and Restricted Stock Agreement dated as of March 9, 2006 by and between George Morgenstern and Data System’s & Software Inc. (incorporated herein by reference to Exhibit D to Exhibit 10.1 to the 2006 8-K).*

10.33	Consulting Agreement dated as of March 9, 2006 by and between George Morgenstern and the Registrant (incorporated by reference to Exhibit E to Exhibit 10.1 to the 2006 8-K).*

10.34	Form of Consent Agreement (incorporated herein by reference to Exhibit F to Exhibit 10.1 to the 2006 8-K.).

10.35	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.36
Placement Agent Agreement between First Montauk Securities Corp. and the Registrant dated June 12, 2006 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.37	Form of Common Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2006 (the “August 2006 8-K“)).

10.38	Form of Note Purchase Agreement with Form of Convertible Promissory Note attached (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K).

10.39	Form of Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K).

10.40	Form of Investors’ Rights Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K).

10.41	Form of Non-Plan Option Agreement (incorporated herein by reference to Exhibit 10.5 to the August 2006 8-K).*

10.42	Acorn Factor, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2007).*

10.43	Acorn Factor, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 6, 2007).*

10.44	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.45
Placement Agent Agreement between First Montauk Securities Corp. and the Registrant dated March 8, 2007 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

#10.46	Amended and Restated Registration Rights Agreement between Acorn Factor, Inc. and Comverge, Inc., dated October 16, 2007.

#10.47	Form of Lock-Up Agreement with Comverge, Inc.

10.48
Loan Agreement by and between Acorn Factor, Inc. and Citigroup Global Markets, Inc., dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 14, 2007).

10.49
Stock Purchase Agreement by and among Acorn Factor, Inc., CoaLogix Inc., Catalytica Energy Systems, Inc., and with respect to Article 11 only, Renegy Holdings, Inc., dated as of November 7, 2007 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 14, 2007).

10.50
Employment Agreement between and among William J. McMahon III, Catalytica Energy Systems, Inc., SCR-Tech LLC and CESI-SCR, Inc., effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.1 to the Catalytica Energy Systems, Inc. Current Report on Form 8-K filed January 10, 2007).*

#10.51	Modification Agreement by and among William J. McMahon III, SCR-Tech, LLC, CESI-SCR, Inc., CoaLogix Inc. and Acorn Factor, Inc., dated as of November 7, 2007.*

10.52
Lease Agreement dated December 16, 2002 and First Amendment to Lease Agreement dated February 18, 2004 (incorporated herein by reference to Exhibit 10.46 to the Catalytica Energy Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2003).

10.53
Second Amendment to Lease Agreement dated December 29, 2006 (incorporated herein by reference to Exhibit 10.74 to the Catalytica Energy Systems, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2006).

14.1	Code of Business Conduct and Ethics of the Registrant (incorporated herein by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K filed November 2, 2007).

#21.1	List of subsidiaries.

#23.1	Consent of Kesselman & Kesselman CPA.

#31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Montchanin, State of Delaware, on April 15, 2008.

Acorn Energy, Inc

BY:	/s/ John A. Moore
John A. Moore
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Moore
John A. Moore	President; Chief Executive Officer; and Director	April 15, 2008

/s/ George Morgenstern
George Morgenstern	Chairman of the Board and Director	April 15, 2008

/s/ Michael Barth
Michael Barth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2008

/s/ Samuel M. Zentman
Samuel M. Zentman	Director	April 15, 2008

/s/ Richard J. Giacco
Richard J. Giacco	Director	April 15, 2008

/s/ Richard Rimer
Richard Rimer	Director	April 15, 2008

/s/ Joe Musanti
Joe Musanti	Director	April 15, 2008

/s/ Scott Ungerer
Scott Ungerer	Director	April 15, 2008

ACORN ENERGY, INC.
(FORMERLY KNOWN AS ACORN FACTOR, INC.)
AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF ACORN ENERGY, INC.:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	F-2

Consolidated Statements of Operations for the years ended December 31, 2007, December 31, 2006 and December 31, 2005	F-3

Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficiency) for the years ended December 31, 2007, December 31, 2006 and December 31, 2005	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006 and December 31, 2005	F-5

Notes to Consolidated Financial Statements.	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Acorn Energy, Inc. (formerly known as Acorn Factor, Inc.)

We have audited the consolidated balance sheets of Acorn Energy, Inc. (formerly known as Acorn Factor, Inc.)
(the “Company”) and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity (capital deficiency) and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2007 and 2006 and the results of their operations and of their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share based payments in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

April 15, 2008

/s/ Kesselman & Kesselman
Certified Public Accountants
A member of PricewaterhouseCoopers International Limited
Tel-Aviv, Israel

ACORN ENERGY, INC.
(FORMERLY KNOWN AS ACORN FACTOR, INC.)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,521	$19,644
Accounts receivable, net	1,373	1,775
Unbilled work-in-process	393	1,784
Inventory	—	119
Other current assets	316	1,391
Total current assets	3,603	24,713
Property and equipment, net	445	1,335
Available for sale - Investment in Comverge	—	55,538
Investment in Paketeria	1,212	1,439
Other investments	—	668
Funds in respect of employee termination benefits	1,568	1,607
Restricted cash	—	1,517
Other intangible assets, net	48	5,987
Goodwill	97	3,945
Other assets	285	218
Total assets	$7,258	$96,967
LIABILITIES AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
Short-term bank credit	$462	$590
Current maturities of long-term debt and Note payable - related party	326	171
Convertible debt, net	—	4,237
Accounts payable	378	910
Accrued payroll, payroll taxes and social benefits	478	1,118
Other current liabilities	1,700	3,844
Total current liabilities	3,344	10,870
Long-term liabilities:
Investment in Comverge, net	1,824	—
Liability for employee termination benefits	2,545	2,397
Long-term debt	—	12
Deferred income taxes	—	16,038
Other liabilities	6	325
Total long-term liabilities	4,375	18,772
Commitments and contingencies (Note 15)
Shareholders’ equity (capital deficiency):
Common stock - $0.01 par value per share:
Authorized - 20,000,000 shares; Issued -10,276,030 and 11,134,795 shares at December 31, 2006 and 2007	102	111
Additional paid-in capital	43,987	49,306
Warrants	888	1,330
Accumulated deficit	(41,904)	(9,692)
Treasury stock, at cost - 777,371 shares for December 31, 2006 and 2007	(3,592)	(3,592)
Accumulated other comprehensive income	58	29,862
Total shareholders’ equity (capital deficiency)	(461)	67,325
Total liabilities and shareholders’ equity (capital deficiency)	$7,258	$96,967

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC.
(FORMERLY KNOWN AS ACORN FACTOR, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT NET INCOME (LOSS) PER SHARE DATA)

	Year Ended December 31,
	2005	2006	2007
Sales:
Projects	$3,204	$3,186	$4,061
Catalytic regeneration services	—	—	797
Services	954	863	730
Other	29	68	72
Total sales	4,187	4,117	5,660
Cost of sales:
Projects	2,117	2,022	2,891
Catalytic regeneration services	—	—	681
Services	828	741	676
Other	—	—	—
Total cost of sales	2,945	2,763	4,248
Gross profit	1,242	1,354	1,412
Operating expenses:
Research and development expenses, net	53	324	415
Selling, marketing, general and administrative expenses	3,464	4,658	5,390
Total operating expenses	3,517	4,982	5,805
Operating loss	(2,275)	(3,628)	(4,393)
Finance expense, net	(12)	(30)	(1,585)
Gain on sale of shares in Comverge	—	—	23,124
Gain on Public offering of Comverge	—	—	16,169
Loss on private placement in Paketeria	—	—	(37)
Other income - settlement of a claim	—	330	—
Income (loss) before taxes on income	(2,287)	(3,328)	33,278
Income tax benefit (expense)	37	(183)	445
Income (loss) from operations of the Company and its consolidated subsidiaries	(2,250)	(3,511)	33,723
Share in losses of Paketeria	—	(424)	(1,206)
Share in losses of Comverge	(380)	(210)	—
Minority interests	(73)	—	—
Net income (loss) from continuing operations	(2,703)	(4,145)	32,517
Gain on sale of discontinued operations, net of tax	541	—	—
Loss on sale of discontinued operations and contract settlement, net of tax	—	(2,069)	—
Net income from discontinued operations, net of tax	844	78	—
Net income (loss)	$(1,318)	$(6,136)	$32,517

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$(0.26)	$(0.48)	$3.30
Discontinued operations	0.10	(0.23)	—
Net income (loss) per share	$(0.16)	$(0.71)	$3.30
Weighted average number of shares outstanding - basic	8,117	8,689	9,848
Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$(0.26)	$(0.48)	$2.80
Discontinued operations	0.10	(0.23)	—
Net income (loss) per share	$(0.16)	$(0.71)	$2.80
Weighted average number of shares outstanding -diluted	8,117	8,689	12,177

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC.
(FORMERLY KNOWN AS ACORN FACTOR, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances as of December 31, 2004	8,937	$88	$39,674	$461	$(34,290)	$(3,791)	$(17)	$2,125

Net loss	—	—	—	—	(1,318)	—	—	(1,318)
Differences from translation of subsidiaries’ financial statements associated with sale of dsIT Technologies	—	—	—	—	—	—	22	22
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	(32)	(32)
Comprehensive loss								(1,328)

Amortization of stock-based deferred compensation	—	—	23	—	—	—	—	23
Expiration of warrants	—	—	278	(278)	—	—	—	—
Balances as of December 31, 2005	8,937	88	39,975	183	(35,608)	(3,791)	(27)	820

Net loss	—	—	—	—	(6,136)	—	—	(6,136)
Differences from translation of subsidiaries’ financial statements and investment in Paketeria	—	—	—	—	—	—	85	85
Comprehensive loss								(6,051)
Private placements of common stock and warrants, net of issuance costs of $715	1,216	12	1,810	705	—	—	—	2,527
Warrants issued with respect to financial advisory services	—	—	—	121	—	—	—	121
Cancellation of warrants	—	—	121	(121)	—	—	—	—
Exercise of options	123	2	244	—	(160)	199	—	285
Stock option and reclassification of stock-based deferred compensation	—	—	1,837	—	—	—	—	1,837
Balances as of December 31, 2006	10,276	102	43,987	888	(41,904)	(3,592)	58	(461)
Net income	—	—	—	—	32,517	—	—	32,517
Unrealized gain on investment in Comverge, net of deferred taxes	—	—	—	—	—	—	29,555	29,555
Differences from translation of subsidiaries’ financial statements and investment in Paketeria	—	—	—	—	—	—	249	249
Comprehensive income								62,321
Adjustment, as of January 1, 2007, resulting from first-time adoption of FIN 48 adjustment	—	—	—	—	(305)	—	—	(305)
Warrants issued to placement agent with respect to private placement of Debentures	—	—	—	213	—	—	—	213
Warrants issued with respect to private placement of Debentures	—	—	—	531	—	—	—	531
Beneficial conversion feature with respect to private placement of Debentures	—	—	2,570	—	—	—	—	2,570
Stock option compensation	—	—	894	—	—	—	—	894
Exercise of options and warrants	733	8	1,445	(302)	—	—	—	1,151
Conversion of Debentures	126	1	479	—	—	—	—	480
Transaction costs of previous private placements	—	—	(69)	—	—	—	—	(69)
Balances as of December 31, 2007	11,135	$111	$49,306	$1,330	$(9,692)	$(3,592)	$29,862	$67,325

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC.
(FORMERLY KNOWN AS ACORN FACTOR, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	2005	2006	2007
Cash flows used in operating activities:
Net income (loss)	$(1,318)	$(6,136)	$32,517
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A)	(431)	4,548	(35,100)
Net cash used in operating activities	(1,749)	(1,588)	(2,583)
Cash flows provided by (used in) investing activities:
Maturity of short-term bank deposits	72	—	—
Acquisitions of property and equipment	(240)	(149)	(228)
Acquisitions of goodwill and intangibles	(36)	—	—
Purchase of additional share in DSIT	—	—	(740)
Proceeds from the sale of Comverge shares	—	—	28,388
Proceeds from the sale of property and equipment	152	—	—
Restricted cash (under agreement to a related party)	(1,350)	1,350	—
Restricted cash	(3)	247	(1,517)
Investment in Comverge	—	(210)	—
Investment in Paketeria	—	(1,338)	—
Loans to and costs of acquisition of note due from Paketeria	—	—	(1,189)
Investment in Local Power Inc.	—	—	(268)
Investment in Enertech	—	—	(400)
Amounts funded for employee termination benefits	(558)	(671)	(343)
Utilization of employee termination benefits	687	544	304
Sale of dsIT Technologies (see Schedule C)	3,431	—	—
Sale of Databit (see Schedule D)	—	(974)	—
Acquisition of SCR-Tech (see Schedule E)	—	—	(10,112)
Net cash provided by (used in) investing activities	2,155	(1,201)	13,895

Cash flows provided by (used in) financing activities:
Proceeds from employee stock option and warrant exercises	—	285	1,151
Proceeds (expenses)from private placement of common stock and warrants, net of issuance costs	—	2,631	(137)
Proceeds from note payable to a related party	425	300	—
Repayment of note payable to a related party	(425)	—	(300)
Proceeds from loan for acquisition of SCR-Tech	—	—	14,000
Repayment of loan for acquisition of SCR-Tech	—	—	(14,000)
Short-term bank credit, net	182	332	128
Proceeds from borrowings of long-term debt	90	—	276
Proceeds from convertible debentures with warrants net of transaction costs of $1,046	—	—	5,840
Repayments of long-term debt	(450)	(151)	(147)
Net cash provided by (used in) financing activities	(178)	3,397	6,811
Net increase in cash and cash equivalents	228	608	18,123
Cash and cash equivalents at beginning of year	685	913	1,521
Cash and cash equivalents at end of year	$913	$1,521	$19,644
Supplemental cash flow information:
Cash paid during the year for:
Interest	$144	$25	$547
Income taxes	$102	$19	$44

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC.
(FORMERLY KNOWN AS ACORN FACTOR, INC.)
AND SUBSIDIARIES
SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	2005	2006	2007
A. Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization.	$254	$204	$300
Change in minority interests	73	—	—
Share in losses of Comverge	380	210	—
Share in losses of Paketeria	—	159	1,157
Change in deferred taxes	(81)	—	(893)
Impairment of goodwill and intangibles	—	40	112
Increase (decrease) in liability for employee termination benefits	(277)	281	(148)
Gain on sale of shares in Comverge	—	—	(23,124)
Gain on public offering of investment in Comverge	—	—	(16,169)
Loss on private placement of Paketeria	—	—	37
Gain on sale of dsIT Technologies Ltd.	(541)	—	—
Loss on sale of Databit and contract settlement.	—	2,298	—
Gain on sale of property and equipment, net	(6)	—	—
Stock and stock option compensation	23	1,522	894
Value of warrants issued for services provided	—	121	—
Amortization of beneficial conversion feature, debt origination costs and value of warrants in private placement of Debentures	—	—	1,297
Other	(71)	7	(6)
Changes in operating assets and liabilities:
Decrease in accounts receivable, unbilled work-in- process, other current assets and other assets	1,210	350	107
Decrease (increase) in inventory	36	(18)	20
Increase (decrease) in accounts payable, other current liabilities and other liabilities	(1,431)	(626)	1,316
	$(431)	$4,548	$(35,100)

B. Non-cash investing and financing activities:
Increase in goodwill from sale of dsIT Technologies	$79
Accrued expenses in respect of private placement of common stock		$104
Unrealized gain from Comverge shares, net of deferred taxes			$29,555
Conversion of loans and notes receivable and accrued interest due from Paketeria to investment in Paketeria			$1,154
Conversion of convertible debentures to common stock			$479
Adjustment of retained earnings and other current liabilities with respect to the adoption of FIN 48			$305

C. Assets/liabilities disposed of in the sale of dsIT Technologies:
Current assets	$1,152
Non-current assets	1,114
Goodwill disposed	4,358
Differences from translation of dsIT Technologies financial statements	22
Goodwill acquired	(79)
Short-term debt	(781)
Current liabilities	(256)
Other liabilities	(1,461)
Minority interests	(1,552)
Gain on sale of dsIT Technologies Ltd	541
Deferred taxes on gain on sale of dsIT Technologies Ltd.	373
	$3,431

D. Assets/liabilities disposed of in the sale of Databit Inc. and contract settlement:
Current assets		$2,815
Non-current assets		40
Debt		(20)
Current liabilities		(1,816)
Stock compensation costs		315
Other		(10)
Loss on the sale of Databit and contract settlement.		(2,298)
		$(974)

E. Assets/liabilities acquired in the acquisition of SCR-Tech:
Current assets			$(2,120)
Non-current assets			(845)
Intangibles			(5,511)
Goodwill			(3,714)
Debt			12
Current liabilities			1,110
Deferred taxes			29
			(11,039)
Less unpaid transaction costs			927
			(10,112)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—NATURE OF OPERATIONS

(a) Description of Business

Acorn Energy, Inc. (“Acorn” or the “Company”) (formerly known as Acorn Factor, Inc.) a Delaware corporation is a holding company that specializes in acquiring and accelerating the growth of emerging ventures that promise improvement in the economic and environmental efficiency of the energy sector.

Through its majority-owned operating subsidiaries the Company provides the following:

•	RT Solutions. Real time software consulting and development services, provided through the Company’s DSIT subsidiary, with a focus on port security for strategic energy installations.

•
SCR Catalyst and Management Services for coal-fired power plants that use selective catalytic reduction (SCR) systems to reduce nitrogen oxide (NOx) emissions, provided through CoaLogix and its subsidiary SCR-Tech LLC. These services include SCR catalyst management, cleaning and regeneration as well as consulting services to help power plant operators to optimize efficiency and reduce overall NOx compliance costs.

The Company’s equity affiliates and other entities in which the Company owns significant equity interests are engaged in the following activities:

•	Comverge Inc. Energy intelligence solutions for utilities and energy companies through demand response by Comverge, Inc.

•
Paketeria AG. Owner and franchiser of a full- service franchise chain in Germany that combines eight services (post and parcels, electricity, eBay dropshop, mobile telephones, copies, printing, photo processing and printer cartridge refilling) in one store.

•	Local Power, Inc. (LPI) Consultation services for Community Choice Aggregation, through Local Power, Inc.

•	GridSenseSystems Inc. Provides remote and control systems to electric utilities and industrial facilities worldwide.

The Company’s operations are based in the United States and Israel. Acorn’s shares are traded on the NASDAQ Global Market under the symbol ACFN.

(b) Accounting Principles

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

(d) Amounts in the Footnotes in the Financial Statements

All amounts in the footnotes of the consolidated financial statements are in thousands except for net income (loss) per share data.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Functional Currency and Foreign Currency Transactions

The currency of the primary economic environment in which the operations of Acorn and its US subsidiaries are conducted is the United States dollar (“dollar”). Accordingly, the Company and all of its US subsidiaries use the dollar as their functional currency. The financial statements of the Company’s Israeli subsidiary whose functional currency is the New Israeli Shekel (“NIS”) have been translated in accordance with Statement of Financial Accounting Standards (“SFAS”) 52 of the Financial Accounting Standards Board of the United States (“FASB”) assets and liabilities are translated at year-end exchange rates, while operating results items are translated at the exchange rate in effect on the date of the transaction. Differences resulting from translation are presented in shareholders’ equity as accumulated other comprehensive income (loss). All exchange gains and losses denominated in non-functional currencies are reflected in finance expense, net, in the consolidated statement of operations when they arise.

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

Accounts Receivable

Accounts receivable consists of trade receivables. Trade receivables are recorded at the invoiced amount.

Allowance for Doubtful Accounts.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. This allowance is based on specific customer account reviews and historical collections experience. If the financial condition of the Company’s funding parties or customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company performs ongoing credit evaluations of its customers and does not require collateral.

The allowance charged as an expense related to trade accounts receivable was $2, $0 and $0 for the years ended December 31, 2005, 2006 and 2007, respectively.

Inventory

Inventories generally are comprised of chemicals used in the regeneration or rejuvenation of SCR modules. Inventories are stated at the lower of cost or market using the first-in, first-out method.

Investment in Marketable Securities

The Company’s investment in Comverge is accounted for as available for sale in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in shareholders’ equity as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is determined based on the average cost method. Unrealized losses that are other than temporary are recognized in net income. The Company does not hold these securities for speculative or trading purposes

Investments in Companies Accounted for Using the Equity or Cost Method

Investments in other entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees’ net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method when the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. When an equity accounted for investee issues its own shares, the subsequent reduction in the Company's proportionate interest in the investee is reflected in income as a deemed dilution gain proportionate interest in or loss on disposition.

The Company’s investment in Paketeria is accounted for by the equity method. The Company’s investments in both LPI and EnerTech is accounted for by the cost method. Capital gains or losses arising from the issuance of shares by associated companies to third parties are carried to income currently.

Property and Equipment

Property and equipment are presented at cost at the date of acquisition including capitalized labor costs, net of third party participation. Capital leases are recorded at the present value of the minimum lease payments. Depreciation and amortization is calculated based on the straight-line method over the estimated useful lives of the depreciable assets, or in the case of leasehold improvements, the shorter of the lease term or the estimated useful life of the asset. Improvements are capitalized while repairs and maintenance are charged to operations as incurred.

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

SFAS No. 142 requires the Company to assess annually whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year. The Company performs its annual impairment test at the conclusion of its annual budget process, in the fourth quarter of each year. The Company has identified its operating segments as its reporting units for purposes of the impairment test. The Company’s existing goodwill and intangible assets are associated with its SCR and RT Solutions segments. The Company then determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, there is an indication that the reporting unit goodwill may be impaired and a second step of the impairment test is performed to determine the amount of the impairment to be recognized, if any.

Other intangible assets that have finite useful lives, (i.e. purchased technology), are recorded at fair value at the time of the acquisition, and are carried at such value less accumulated amortization. The Company amortizes these intangible assets on a straight-line basis over their useful lives, estimated at ten years.

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

Revenue Recognition

As prescribed in Staff Accounting Bulletin (“SAB”) 101 and 104, “Revenue Recognition in Financial Statements,” the Company recognizes revenue from when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Revenues from management and consulting, time-and-materials service contracts, maintenance agreements and other services are recognized as services are provided.

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

Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed for each catalyst module. Customer acceptance is not required for regeneration and cleaning services in that CoaLogix’s contracts currently provide that services are completed upon receipt of testing by independent third parties confirming compliance with contract requirements.

From time to time, CoaLogix purchases spent catalyst modules, regenerates them and subsequently sells them to customers as refurbished units. In such cases, revenues are not recognized until the units are delivered to the customer.

 Costs associated with performing SCR catalyst regeneration and cleaning services are expensed as incurred because of the close correlation between the costs incurred, the extent of performance achieved and the revenue recognized. In the situation where revenue is deferred due to collectibility uncertainties, the Company does not defer costs due to the uncertainties related to payment for such services.

Unbilled Work-in-Process

Revenues may be earned for those services in advance of amounts billable to the customer and are recognized when the service is complete, unless the contract terms will not result in invoice generation within six months from the date of completion of those services. Revenues recognized in excess of amounts billed are recorded as unbilled work-in-process. Such amounts are generally billed upon the completion of a project milestone.

Warranty Provision

DSIT generally grants its customers one to two year product warranty. No provision was made in respect of warranties based on the DSIT’s previous history. For certain projects, where the warranty period is included in the project contract amount, a portion of the contract amount is set aside and the revenue is not recognized until the warranty period begins.

Warranties provided for the Company’s SCR catalyst cleaning and regeneration services vary by contract, but typically provide limited performance guarantees. Estimated warranty obligations related to SCR catalyst cleaning and regeneration services are provided for as cost of revenues in the period in which the related revenues are recognized, established as a percentage of the previous twelve months SCR catalyst cleaning and regeneration services revenues based on management’s estimate of future potential warranty obligations and limited historical experience. Adjustments are made to accruals as warranty claim data and historical experience warrant. Historically, no warranty claims have ever been presented with respect to SCR catalyst cleaning and regeneration services. The Company’s warranty obligation may be materially affected by product or service failure rates and other costs incurred in correcting a product or service failure. Should actual product or service failure rates or other related costs differ from the Company's estimates, revisions to the accrued warranty liability would be required.

The following table summarizes the changes in accrued warranty liability from the year ended December 31, 2005 to the year ended December 31, 2007:

Gross Carrying Amount
Balance at December 31, 2005	$—
Warranties issued and adjustment of provision	—
Warranty claims	—
Balance at December 31, 2006	$—
Warranties issued and adjustment of provision	—
Warranty provision acquired in acquisition of SCR-Tech	107
Warranty claims	—
Balance at December 31, 2007	$107

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company uses local banks  to invest its excess cash in money market funds. The counter-party to a majority of the Company’s cash equivalent deposits is a major financial institution of high credit standing. The Company does not believe there is significant risk of non-performance by the counterparty. Related credit risk would result from a default by the financial institutions or issuers of investments to the extent of the recorded carrying value of these assets. Approximately 54% of the trade accounts receivable at December 31, 2007, were due from a customer that pays its receivables over usual credit periods (as to revenues from significant customers - see Note 20(d)). Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Research and Development Expenses

Research and development costs consisting primarily of labor and related costs are charged to operations as incurred. Participation by third parties in the Company’s research and development costs are netted against costs incurred.

Advertising Expenses

Advertising expenses are charged to operations as incurred. Advertising expense was $6, $3 and $8 for the years ended December 31, 2005, 2006 and 2007, respectively.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. As a result, no expense was recognized for options to purchase the Company’s common stock that were granted with an exercise price equal to fair market value at the day of the grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which establishes accounting for equity instruments exchanged for services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company elected to adopt the modified prospective transition method as permitted by SFAS 123R and, accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing share-based compensation. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 16 for information on the impact of the Company’s adoption of SFAS 123R and the assumptions used to calculate the fair value of stock-based employee compensation. Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 for periods presented prior to January 1, 2006:

Year ended December 31, 2005
Net loss from continuing operations as reported	$(2,703)
Plus: Stock-based employee compensation expense included in reported net loss	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards - net of income taxes	(275)
Pro forma net loss from continuing operations	$(2,978)
Net income from discontinued operations as reported	$1,385
Plus: Stock-based employee compensation expense included in reported net income	23
Less: Total stock-based employee compensation expense determined under fair value based method for all awards - net of income taxes	(116)
Pro forma net income from discontinued operations	$1,292
Pro forma net loss	$(1,686)
Basic and diluted net income (loss) per share - as reported:
From continuing operations	$(0.26)
From discontinued operations	0.10
Basic and diluted	$(0.16)
Basic and diluted net income (loss) per share -pro forma:
From continuing operations	$(0.37)
From discontinued operations	0.16
Basic and diluted	$(0.21)

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

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as current or non-current based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date.

Prior to January 1, 2007, the Company recognized income tax accruals with respect to uncertain tax positions based upon Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” Under SFAS No. 5, the Company recorded a liability associated with an uncertain tax position if the liability was both probable and estimable. The Company's liability under SFAS No. 5 included interest and penalties, which were recognized as incurred within “Finance expense, net” in the Consolidated Statements of Operations.

Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the consolidated financial statements. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure.

The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in a $305 reduction to the January 1, 2007 balance of retained earnings. Results of prior periods have not been restated. The Company’s policy for interest and penalties related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, the Company continues to recognize interest and penalties as incurred within “Finance expense, net” in the Consolidated Statements of Operations.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants or conversion of convertible securities. Convertible debentures are assumed to have been converted into ordinary shares, and net income is adjusted to eliminate the interest expense, less the tax effect. The dilutive effects of stock options, warrants and convertible securities are excluded from the computation of diluted net loss per share if doing so would be antidilutive. The number of options, warrants and Convertible Debentures that were excluded from the computation of diluted net income (loss) per share, as they had an antidilutive effect, were approximately 1,765,000, 1,945,000 and 85,000 for the years ending December 31, 2005, 2006 and 2007, respectively.

Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss) for the periods presented are net income (loss), FAS 115 adjustments and differences from the translation of subsidiaries’ financial statements.

Components of accumulated other comprehensive income are as follows:	As of December 31,
	2005	2006	2007
Differences from translation of subsidiaries’ financial statements and investment in Paketeria	$(32)	$85	$249
Differences from translation of subsidiaries’ financial statements associated with sale of dsIT Technologies	22	—	—
Unrealized gain on investment in Comverge, net of deferred taxes	—	—	29,555
	$(10)	$85	$29,804

Recently Issued Accounting Principles

In September 2006, the FASB issued SFAS Statement No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company is currently evaluating the potential impact of this standard on its financial position, results of operations and cash flows.

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides entities with the option to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is intended to expand the use of fair value measurement, but does not require any new fair value measurements. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of this standard on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141. FAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. FAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company is required to adopt FAS 141(R) and FAS 160 simultaneously in its fiscal year beginning January 1, 2009. The provisions of FAS 141(R) will only impact the Company if it is party to a business combination after the pronouncement has been adopted. The Company is currently evaluating the effects, if any, that FAS 160 may have on its financial position, results of operations and cash flows.

In June 2006, the Emerging Issues Task Force (EITF), reached a consensus on Issue No. 06-01, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider” (EITF No. 06-01). EITF 06-01 provides guidance on the accounting for consideration given to third party manufacturers or resellers of equipment which is required by the end-customer in order to utilize the service from the service provider. EITF 06-01 is effective for fiscal years beginning after June 15, 2007 (January 1, 2008, for the Company). An entity should recognize the effects of applying EITF 06-01 as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. The Company does not expect the adoption of EITF 06-01 to have a material impact on its results of operations and financial position.

In June 2007, the Emerging Issues Task Force (EITF) reached Issue No. 07-03, "Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities" (EITF No. 07-03). EITF No. 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. The provisions of EITF 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years (January 1, 2008, for the Company). The provisions of this EITF are applicable for new contracts entered into on or after the effective date. Earlier application is not permitted. The Company does not expect the adoption of EITF 07-03 to have a material impact on its results of operations and financial position.

In December 2007, the FASB ratified EITF Issue No. 07-01, "Accounting for Collaborative Arrangements" ("EITF 07-01").  EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the Company).  EITF 07-01 shall be applied using modified version of retrospective transition for those arrangements in place at the effective date. An entity should report the effects of applying this Issue as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects the change retrospectively. The Company does not expect the adoption of EITF 07-01 to have a material impact on its results of operations and financial position

NOTE 3— ACQUISITIONS

(a) SCR-Tech

On November 7, 2007, the Company completed the purchase of SCR-Tech LLC (“SCR-Tech”) and other affiliated entities described below (collectively, the “Acquired Companies”) from Catalytica Energy Systems, Inc. (“Catalytica”), a subsidiary of Renegy Holdings, Inc., for a purchase price of $9.6 million in cash. SCR-Tech and the other Acquired Companies are providers of catalyst regeneration technologies and management services for selective catalytic reduction systems used by coal-fired power plants to reduce nitrogen oxides (NOx) emissions.

The acquisition of the Acquired Companies was completed pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), dated November 7, 2007, by and among the Company, Catalytica, Renegy Holdings, Inc. and CoaLogix Inc. (“CoaLogix”). CoaLogix is a newly-formed, wholly-owned subsidiary of the Company which was formed for the purpose of consummating the acquisition of the Acquired Companies.

The Purchase Agreement provides for the purchase by CoaLogix of all of the issued and outstanding capital stock of CESI-SCR, Inc. (“CESI-SCR”) and CESI-Tech Technologies, Inc. (“CESI-Tech”) from Catalytica for $9,600 plus a working capital adjustment (amounting to $714) and the assumption by the Company and/or CoaLogix of certain liabilities of Catalytica relating to the business (including certain obligations with respect to employment agreements previously entered into by the Acquired Companies). CESI-SCR owns all the issued and outstanding membership interests of SCR-Tech LLC (“SCR-Tech”), the primary operating entity of the Acquired Companies.

 To provide financing for the purchase of the Acquired Companies, the Company entered into a Loan Agreement with CitiGroup Global Markets, Inc., dated as November 1, 2007 (the “Loan Agreement”). As security for the repayment of advances under the Loan Agreement, the Company pledged the 2,786,021 shares of Comverge, Inc. common stock it then held (see Note 4). On November 5, 2007, the Company drew down $14,000 under the Loan Agreement to finance the acquisition of the Acquired Companies. The $14,000 advanced to the Company under the Loan Agreement were payable upon demand by the lender. Interest was payable monthly on any amounts advanced under the Loan Agreement in accordance with the lender’s published rates and policies for securities margin accounts. The entire loan balance was repaid upon the sale by the Company of a portion of its investment in Comverge (see Note 4) and the pledge was withdrawn.

The transaction is accounted for as a purchase business combination. SCR-Tech’s results from operations for the period from acquisition to December 31, 2007 have been included in the Company’s consolidated statement of operations.

The aggregate purchase price for SCR-Tech was $11,039, comprised of (i) $9,600 representing the purchase price as per the Purchase Agreement (ii) $714 representing the working capital adjustment, and (iii) $725 of transaction costs.

The Company has obtained preliminary valuation (which is subject to change) of intangible assets as of November 7, 2007, and has accordingly allocated the purchase price as follows:

Current assets	$2,120
Property and equipment	813
Intangible assets	5,511
Goodwill	3,714
Other non-current assets	32
Total assets acquired	12,190

Current liabilities	1,110
Non-current liabilities	12
Deferred tax liabilities created in acquisition	29
Total liabilities assumed	1,151

Net assets acquired	$11,039

The intangible assets represent the fair value of technologies acquired (ten-year useful life). The goodwill resulting from the acquisition is not deductible for income tax purposes. The intangibles and goodwill acquired relating to the acquisition SCR-Tech was “pushed down” from the Company in accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting. The intangible assets and the goodwill acquired were assigned to the Company’s new SCR segment.

The following are certain unaudited pro forma combined income data assuming that the acquisition by CoaLogix of the Acquired Companies occurred on January 1, 2007 and 2006, respectively. The unaudited pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisitions of the Acquired Companies occurred as of January 1, 2007 and 2006, respectively, nor is it necessarily indicative of future results.

	Year ended December 31,
	2006	2007
	In thousands (expect per share data)
	(unaudited)	(unaudited)

Sales	$11,500	$9,424
Net income (loss)	$(7,041)	$29,289
Net income (loss) per share - basic	$(0.82)	$2.97
Net income (loss) per share - diluted	$(0.82)	$2.54

(b) DSIT Solutions

On November 29, 2007, the Company increased its holdings in DSIT by acquiring the shares of DSIT’s former CEO for $740 (transaction costs were immaterial). As a result of this acquisition, the Company increased its holdings in DSIT to approximately 72%. The purchase price is subject to upward adjustment if, in the event that at any time prior to December 31, 2009, the Company receives consideration for its shares in DSIT exceeding the value for DSIT implicit in the purchase price.

In addition, on November 29, 2007, the Company entered into a put option agreement with certain affiliates of the former CEO who are shareholders of DSIT pursuant to which such affiliates have the right to sell to the Company all but not less than all of the shares they hold in DSIT for an aggregate purchase price of $294. The Option is exercisable until December 31, 2008. As a precondition to the grant of the Option, the affiliates delivered to the Company an irrevocable proxy to vote their shares on any issue brought before the shareholders of DSIT.

The Company has obtained a preliminary valuation (which is subject to change) of intangible assets as of November 29, 2007 for the purposes of allocating the $740 purchase price to the assets, liabilities and the put option. The Company has tentatively assigned $557 of the purchase price to intangible assets representing the fair value of technology, backlog and customer relationships with the balance of $231 being assigned to goodwill and an offset of $48 for the put option. No amortization of the intangibles was recorded in 2007 due to immateriality. The goodwill resulting from the acquisition is not deductible for income tax purposes as the acquisition was done by an Israeli subsidiary and thus will not be amortized for financial statement purposes in accordance with SFAS No. 142. The intangible assets and the goodwill acquired were assigned to the Company’s RT Solutions segment.

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

The Series A Convertible Preferred Stock was convertible into Comverge’s common stock initially on a one-for-one basis subject to adjustment for the achievement of certain performance criteria. Conversion was mandatory upon the closing of a firmly underwritten public offering of shares of Common Stock of Comverge at a per share price not less than five times the original per-share purchase price of the Preferred Stock.

As a result of the private equity financing transactions and other agreements described above, effective April 1, 2003, Comverge was no longer a controlled subsidiary of the Company, and the Company began to account for its investment in Comverge on the equity method.

In December 2003, the Company exercised its option and invested an additional $100 in Series A-2 Convertible Preferred Stock which had the same rights as the Series A, except the Series A-2 Preferred Stock was junior in priority in liquidation to the Series A Preferred Stock.

In 2006, the Company made an additional $210 investment in Comverge’s Series C Preferred Stock. The rights in the Series C Preferred Stock were similar to those of Series A Preferred Stock. As a result of the investment, the Company immediately recognized a loss equal to (i) its provision for unrecognized losses in Comverge of $173 as of December 31, 2005 and (ii) an additional $37 representing its equity share of Comverge’s losses.

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

 Immediately prior to the closing of the Comverge offering on April 18, 2007, all shares of preferred stock of Comverge were converted to common stock of Comverge and the Company owned 2,786,021 shares of Comverge common stock, which at the time represented approximately 15.9% of the then issued and outstanding capital stock of Comverge.

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

As a result of the Comverge offering, the Company recorded an increase in its investment in Comverge (from a negative value of $1,824) and recorded a non-cash gain of $16,169 in “Gain on public offering of Comverge”. Subsequent to the offering, the Company no longer accounted for its investment in Comverge under the equity method.

On December 12, 2007, as part of Comverge’s follow-on offering, the Company sold 1,022,356 of its Comverge shares for $28,388, net of transaction costs and recorded a pre-tax gain of $23,124.

As of December 31, 2007, the remaining 1,763,665 of Comverge shares held by the Company are accounted for as “available-for-sale” under SFAS 115. Accordingly the Company recorded its investment in Comverge based on Comverge’s share price of $31.49 at December 31, 2007 and reflected an increase of $46,457 to its investment balance by recording those shares at fair market value (to $55,538) and recorded a deferred tax liability of $16,902 to Accumulated Other Comprehensive Income with respect to the recording those shares at fair market value. Subsequent to December 31, 2007, the share price of Comverge’s share price decreased significantly. See Note 22 - Subsequent Events.

NOTE 5—INVESTMENT IN PAKETERIA

On August 7, 2006, the Company entered into a Common Stock Purchase Agrement with Paketeria GmbH, a limited liability company incorporated under the laws of Germany, and certain Paketeria shareholders, for the purchase by the Company of an approximately 23% interest in Paketeria for a purchase price of approximately €598 ($776 at the then exchange rates) plus transaction fees of approximately $101. Paketeria is a Berlin based store owner and franchisor whose stores provide post and parcels, eBay dropshop, mobile telephones, photocopying, printing, photo processing, office supplies and printer cartridge refilling services in Germany.

In addition to the Common Stock Purchase Agreement, the Company also entered into a Note Purchase Agreement with Paketeria’s founder and managing director. Under the Note Purchase Agrement, the Company agreed to purchase from the founder and managing director all or a portion of the €210 ($270 at the then exchange rate) convertible promissory note (the “Note”) issued by Paketeria and payable to him. The Note (which as described below has been fully converted) was convertible into shares of Paketeria at a conversion price of €50.70 per share ($65.30 per share at the then exchange rate), provided for accrual of interest at a rate of 8% per annum, and a final maturity of August 7, 2009. The Note Purchase Agreement required the Company to purchase one third of the principal amount of the Note upon Paketeria’s achieving each of three franchise licensing milestones—the licensing of its 60th, 75th, and 115th franchises.

On October 30, 2006, the Company increased its ownership in Paketeria from 23% to approximately 33%. The increase was accomplished through (i) the purchase and conversion into 2,850 Paketeria shares pursuant to a Purchase Notice Conversion and Accession Agreement of €140 ($184 at the then exchange rates), representing two-thirds (plus accrued interest) the convertible note and (ii) an additional investment by the Company of approximately €183 ($235 at the then exchange rates) for the purchase of an additional 3,000 Paketeria shares plus transaction costs of $42. The Company’s total investment in Paketeria prior to the allocation of the purchase price was $1,338.

The Company allocated $31 of the purchase price to the fair market value of the call option to purchase the convertible note. In September 2007, in connection with the Paketeria Private Placement (see below) the Company exercised its call option

The Company allocated $30 of the purchase price to the fair value of the put option which requires the Company to purchase the principal amount of the convertible note. At December 31, 2006, the Company redetermined the fair value of the remaining put option and determined it to be $9 based upon Paketeria’s advancement on progress in achieving the milestones noted above. The reduction in the fair value of the put option was recorded as part of the Company’s equity loss in Paketeria.

The Company also entered into a Stock Purchase Agreement with two shareholders of Paketeria—one of whom is the Company’s President and Chief Executive Officer and the other of whom is a director of the Company. Pursuant to that agreement, the Company was entitled through August 2007 to purchase the shares of Paketeria equally held by the two Paketeria shareholders for an aggregate purchase price of the US dollar equivalent on the date of purchase of €598, payable in Company Common Stock and warrants on the same terms as the Company’s 2006 private placement (see Note 16b). The Company determined the fair value of the option to purchase the shares under the Stock Purchase Agreement to be $68 using a Black-Scholes calculation using a risk-free interest rate of 5.09%, an expected life of one year, an annual volatility of 20% and no dividends. Such option was extended by both shareholders initially to November 5, 2007 and subsequently extended again only by the Company’s President and Chief Exective Officer on his share to March 31, 2008 and then again until June 30, 2008. If the Company exercised its option on these shares, its holdings in Paketeria would increase by approximately 5.6.%. At the current exchange rate the exercise of the option by the Company would result in the issuance of approximately 166,000 shares of Common Stock and warrants exercisable for approximately 41,500 shares of Common Stock. The warrants would have an exercise price of $2.78 per share and be exercisable for five years from their grant date.

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

All the above components of the Company’s investment are not reflected separately as such in the consolidated balance sheet of the Company, but it is reflected as components of the Company’s investment in Paketeria.

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

On September 20, 2007, Paketeria completed a private placement of its shares raising approximately €1,733 ($2,457 at the then exchange rate). The shares were issued by Paketeria on the basis of a valuation of €133.33 per Euro share capital, representing a pre-money valuation of Paketeria of €8,000 ($11,344 at the then exchange rate).

In addition, concurrent with the private placement, the Company converted shareholder loans in the aggregate principal amount of €750 ($1,056 at the then exchange rate) plus accrued interest, into shares of Paketeria on the same basis as the private placement. At the same time the Company exercised its option under the August 2006 investment agreement to acquire the remaining portion of the convertible promissory note in the amount of €70 ($98 at the then exchange rate) plus accrued interest. The Company converted this balance plus accrued interest into shares of Paketeria on the basis of an evaluation of € 50.70 nominal value per Euro share capital (the valuation from the August 2006 investment agreement) upon the closing of the private placement. The increase in the Company’s investment in Paketeria from its additional investment was allocated as an increase in the goodwill component of the Company’s investment in Paketeria.

After the private placement and related transactions described above, the Company owned approximately 31% of Paketeria.

As a result of the Paketeria private placement, the Company recorded a non-cash loss of $37 in “Loss on Private Placement in Paketeria”.

On December 7, 2007 Paketeria converted from a GmbH company to an AG company and recapitalized its share capital with 1,296,000 shares outstanding of which the Company owns 406,425 shares.

On December 21, 2007, Paketeria’s shares were listed under the symbol “AOSTYL” on the Open Market (Freiverkehr) of the Frankfurt Stock Exchange and became eligible for trading. In connection with the listing, all the Paketeria shareholders (including the Company) placed in escrow and authorized a German investment bank to sell up to 10% of their shares (129,600 shares) for a period of six months following the initial listing at an initial he minimum ask price of €77.00 per share. The proceeds of any sales of shares by the investment bank are to be held in escrow under the terms of an escrow agreement for a period up to six months from the listing date after which the bank is to transfer 50% of the proceeds (net of transaction fees and commissions) of the sale of the shares of the shareholders (a minimum of €2.5 million) to the shareholders and the remaining 50% the proceeds of the sale of the shares (a minimum of €2.5 million) are to be used to subscribe for new shares of the company. In connection with the listing and the escrow arrangements the Paketeria shareholders agreed to lock up certain of their shares for upto one year from the listing date. Under the lock-up agreement, shareholders may not offer, pledge, allot, sell or otherwise transfer or dispose of directly or indirectly any shares of Paketeria.

There is currently a limited market for Paketeria’s shares on this market. From the listing date to December 31, 2007, 872 shares of Paketeria were sold.

Summary financial information for Paketeria as derived from Paketeria’s financial statements for the years ended December 31, 2006 and 2007 and for the period from August 8, 2006 to December 31, 2006, is as follows:

Financial Position	As at December 31, 2006	As at December 31, 2007
Cash and cash equivalents	$179	$438
Other current assets	1,100	1,491
Property and equipment, net	82	556
Other assets	12	86
Total assets	$1,373	$2,571
Short-term debt (to related parties)	$101	$—
Current liabilities	784	1,209
Other non-current liabilities	—	179
Total liabilities	885	1,388
Common stock and paid-in capital	2,001	2,221
Accumulated deficit	(1,513)	(1,038)
Total liabilities and shareholders’ equity	$1,373	$2,571

Results of Operations	Period from August 8, 2006 to December 31, 2006	Year ended December 31, 2007
Sales	$1,518	$3,555
Gross profit (loss)	$188	$(472)
Operating loss	$(404)	$(2,996)
Net loss	$(456)	$(3,014)

The activity in the Company’s investments in Paketeria is as follows:

Initial investment - August 2006	$776
Transaction costs of initial investment	101
Subsequent investment and exercise of first two options - October 2006	419
Transaction costs of subsequent investment	42
Amortization of acquired non-compete and franchise agreements	(52)
Change in value of put option	20
Equity loss in Paketeria - period from August 7, 2006 to December 31, 2006	(127)
Translation adjustment	33
Investment balance as of December 31, 2006	$1,212
Conversion of debt and accrued interest in connection with private placement (including transaction costs)	1,189
Adjustment of investment with respect to non-cash loss in connection with private placement	(37)
Amortization of acquired non-compete and franchise agreements and change in value of options	(186)
Company’s share of Paketeria’s losses	(971)
Translation adjustment	232
Investment balance as of December 31, 2007	$1,439

See Note 16(d)(3) with respect to the options granted to Paketeria’s founder and managing director as part of the Company’s investment in Paketeria. During the years ended December 31, 2007 and 2006, the Company recorded $49 and $265, respectively, of SFAS 123R stock compensation expense as part of its Share in Losses of Paketeria.

The percentage share of Paketeria’s loss recognized by the Company as equity loss against its investment in 2006 can be found in the table below:

Percentage of Paketeria Losses Recognized Against Investment in Paketeria
August 7, 2006 - October 30, 2006	23%
October 31, 2006 - September 20, 2007	33%
September 21, 2007 - December 31, 2007	31%

NOTE 6—OTHER INVESTMENTS

(a)	Local Power

On July 31, 2007, the Company invested $250 (plus $18 of transaction costs) in Local Power, Inc. (LPI), for 10% (fully diluted) of LPI. LPI is a newly created company located in California which provides consultation services for Community Choice Aggregation, a revolution in renewable power and retail markets for electricity. Under the terms of its investment agreement, the Company has an option until July 31, 2008 (extended in February 2008 to January 31, 2009 in exchange for the Company providing a loan to LPI) to acquire (in whole or in part) additional shares representing 41% of LPI’s fully diluted equity at an aggregate price of $2,750.

The Company accounts for its investment in LPI under the cost method.

(b)	EnerTech III

In August 2007, the Company committed to invest up to $5,000 over a ten-year period in EnerTech Capital Partners III L.P. (“EnerTech III”), a proposed $250 million venture capital fund targeting early and expansion stage energy and clean energy technology companies that can enhance the profits of the producers and consumers of energy. To date, the Company had received and funded a capital call of $400 to EnerTech III.

The Company accounts for its investment in EnerTech III under the cost method.

NOTE 7—DISCONTINUED OPERATIONS

(a) Sale of Databit

On March 10, 2006, the Company entered into a Stock Purchase Agreement dated as of March 9, 2006 (the "SPA"), for the sale of all the outstanding capital stock of its Databit Inc. subsidiary ("Databit") to Shlomie Morgenstern, President of Databit and a Vice President of the Company. In the past, the operations of Databit represented the Company’s computer hardware segment. The transactions contemplated under the SPA, and the related transactions to which the Company, Shlomie Morgenstern and the Company’s then CEO, George Morgenstern, were party, were consummated on March 10, 2006 and included the following:

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

As a result of the transaction, the Company transferred the following assets and liabilities at March 9, 2006:

Assets
Cash	$185
Accounts receivable, net	2,696
Inventory and other current assets	119
Property and equipment, net	35
Other assets	5
Reduction in total assets	$3,040
Liabilities
Trade payables, accrued payroll, payroll taxes and social benefits and other current liabilities	$1,816
Long-term debt	20
Reduction in total liabilities	$1,836
Excess of assets over liabilities	$1,204

The excess of assets over liabilities transferred was treated as part of the loss on the sale of Databit.

Results of operations of the discontinued operations of Databit were as follows:

	Year ended December 31, 2005	Period ended March 9, 2006
Sales- Products	$17,677	$2,949
Cost of sales - Products	14,501	2,316
Gross profit	3,176	633
Selling, marketing, general and administrative expenses	3,126	558
Income from operations	50	75
Other income, net	—	3
Finance expense, net	5	—
Net income before income taxes	45	78
Income tax benefit	1	—
Net income from discontinued operations	$46	$78

As a result of the transaction, the Company recorded a loss of $2,298 in the first quarter of 2006. In addition, cash, which had previously been restricted with respect to the GM Employment Agreement, was no longer restricted. Subsequent to the first quarter of 2006, the Company no longer has any activity in its Computer Hardware segment. In the fourth quarter of 2006, following a subsequent review of prior year’s expense allocations between the Company and Databit, Databit agreed to reimburse the Company for these costs. The adjustment of $229 is presented as a reduction in the loss on the sale of Databit and contract settlement. The total net loss from the sale of Databit and contact settlement was $2,069. As at December 31, 2006, the Company had a receivable balance from Databit of $116 which is included in Other Current Assets. As of December 31, 2007 the unpaid balance was $5.

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

Results of operations of the discontinued operations associated with Technologies were as follows:

Period from January 1 to August 18, 2005
Sales	$5,636
Cost of sales	4,440
Gross profit	1,196
Operating income	1,001
Interest expense, net	59
Net income from discontinued operations, net of income taxes	$798

NOTE 8-ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:	As of December 31,
	2006	2007
Trade accounts receivable	$1,387	$1,791
Allowance for doubtful accounts	(14)	(16)
Accounts receivable, net	$1,373	$1,775

NOTE 9-OTHER CURRENT ASSETS

Other current assets consist of the following:	As of December 31,
	2006	2007
Prepaid expenses and deposits	$154	$357
Debt origination costs (see Note 12)	—	895
Employees	43	34
Due from Local Power	—	25
Due from Databit	116	5
Other	3	75
	$316	$1,391

NOTE 10-PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Estimated Useful Life (in years)	As of December 31,
Cost:		2006	2007
Computer hardware and software	3 - 5	$1,231	$934
Equipment	4-10	383	974
Vehicles	4-7	25	41
Leasehold improvements	Term of lease	176	363
		1,815	2,312
Accumulated depreciation and amortization
Computer hardware and software		956	502
Equipment		283	281
Vehicles		15	22
Leasehold improvements		116	172
		1,370	977
Property and equipment, net		$445	$1,335

Depreciation and amortization in respect of property and equipment amounted to $199, $161 and $195 for 2005, 2006 and 2007, respectively. During 2007, the Company wrote off $748 of fully depreciated assets.

Property and equipment is presented net of third party participation received of $78 and $75 in the years ended December 31, 2007 and 2006, respectively.

NOTE 11—GOODWILL AND OTHER INTANGIBLE ASSETS

During the year ended December 31, 2007, the Company recorded additions to goodwill in both its SCR segment and its RT Solutions segment as a result of its acquisition of SCR-Tech and its additional investment in DSIT (See Notes 3(a) and 3(b)).

The changes in the carrying amounts of goodwill by segment from the year ended December 31, 2005 to the year ended December 31, 2007 were as follows:

	SCR	RT Solutions	Other	Total
Balance as of December 31, 2005	$—	$40	$89	$129
Goodwill impairment	—	(40)	—	(40)
Cumulative translation adjustment	—	—	8	8
Balance as of December 31, 2006	—	—	97	97
Goodwill created in acquisition of SCR-Tech (see Note 3(a))	3,714	—	—	3,714
Goodwill in additional investment in DSIT (see Note 3(b))	—	231	—	231
Goodwill impairment	—	—	(89)	(89)
Cumulative translation adjustment	—	—	(8)	(8)
Balance as of December 31, 2007	$3,714	$231	—	$3,945

As required by SFAS No. 142, the Company performs an annual impairment test of recorded goodwill (during the fourth quarter of each year), or more frequently if impairment indicators are present. The fair value of the each segment was determined by applying a market-rate multiple to the estimated near-term future revenue stream expected to be produced by the segment. In the year ended December 31, 2005, the Company performed its annual impairment test and no goodwill impairment resulted. In 2006, the Company recorded an impairment of $40 with respect to the goodwill in its RT Solutions segment. In 2007, the Company recorded an impairment of $89 with respect to the goodwill in its Other segment.

The changes in the carrying amounts and accumulated amortization of intangible assets from the year ended December 31, 2005 to the year ended December 31, 2007 were as follows (in thousands):

	SCR Technologies		RT Solutions Intangibles		Software Licenses		Net
	Cost	Accumulated amortization	Cost	Accumulated amortization	Cost	Accumulated amortization
Balance as of December 31, 2005	$—	$—	$—	$—	$224	$(138)	$87
Amortization	—	—	—	—	—	(39)	(39)
Balance as of December 31, 2006	—	—	—	—	224	(177)	48
Intangibles created in acquisition of SCR-Tech (see Note 3(a))	5,511	—	—	—	—	—	5,511
Intangibles in additional investment in DSIT (see Note 3(b))	—	—	557	—	—	—	557
Impairment	—	—	—	—	(23)	—	(23)
Amortization	—	(81)	—	—	—	(24)	(105)
Balance as of December 31, 2007	$5,511	$(81)	$557	--	$201	$(201)	$5,987

Amortization in respect of intangible assets amounted to $34, $39 and $105 for 2005, 2006 and 2007, respectively.

Amortization expense with respect to intangible assets is estimated to be $552 per year for each of the years ending December 31, 2008 through 2012.

NOTE 12—SHORT-TERM BANK CREDIT, CONVERTIBLE DEBENTURES AND OTHER DEBT

(a) Lines of credit

At December 31, 2007, the Company had approximately $244 in Israeli credit lines available to DSIT by an Israeli bank, all of which were then being used. In addition, the bank has allowed DSIT to utilize an additional $346 of credit which is secured by deposits made by the Company (see Note 15(b)). These credit lines are generally for a term of one year, denominated in NIS and bear interest at a weighted average rate of the Israeli prime rate per annum plus 1.5% (at December 31, 2006, plus 2.2%). The Israeli prime rate fluctuates and as of December 31, 2007 was 5.5% (December 31, 2006, 6.0%).

At December 31, 2007, DSIT was in technical violation of covenants under its line of credit. This bank is continuing to provide funding to DSIT despite the technical violation and has not formally notified DSIT of any violation or any contemplated action.

(b) Private Placement of Convertible Redeemable Subordinated Debentures

On March 30, 2007, the Company conducted an initial closing of a private placement of its Debentures. At the initial closing the Company issued $4,281 principal amount of the Debentures, at par, and received gross proceeds in the same amount. On April 11, 2007, the Company conducted a second and final closing of a private placement of its Debentures. At the second closing the Company issued $2,605 principal amount of the Debentures, at par, and received gross proceeds in the same amount. In December 2007, the Company decided to redeem all of the outstanding debentures. On December 18, 2007, the Company decided to redeem all outstanding Debentures. All the unconverted Debentures outstanding were redeemed on January 29, 2008 (see Note 22 - Subsequent Events).

 From the date of issuance of the Debentures to and including, the first anniversary of the closing, 50% of the outstanding principal amount of the Debentures is convertible into shares of the Company’s Common Stock at a price of $3.80 per share. Following the first anniversary of the closing, the Debentures are convertible up to the entire principal amount then outstanding. During 2007, $480 of the Debentures were converted into shares of the Company’s Common Stock resulting in the issuance of 126,263 shares.

 The Company determined the fair value of the beneficial conversion feature of the Debentures issued to be $2,570 for both the initial and second closings. In accordance with applicable accounting principles, the beneficial conversion feature is reflected as a discount to the total Debenture amount and is charged to interest expense over the four-year period of the Debenture. The period of amortization of the beneficial conversion feature was accelerated in December 2007 as a result of the previously noted decision to redeem all the outstanding Debentures in 2008. With respect to the beneficial conversion feature, the Company recorded interest expense of $747 in the year ended December 31, 2007.

 By the terms of the offering, each subscriber, in addition to the Debentures, received a warrant exercisable for the purchase of a number of shares equal to 25% of the principal amount of the Debentures purchased by such subscriber, divided by the conversion price of $3.80, resulting in the issuance of Warrants to purchase 281,656 shares at the initial closing and 171,391 shares at the second and final closing. The Warrants are exercisable for shares of the Company’s Common Stock for five years at an exercise price of $4.50 per share and are callable by the Company at any time after the effectiveness of the registration statement and provided that the registration statement has been effective during the period of notice and is effective at the time of the call, the Warrants are subject to call for cancellation, at the option of the Company, on 20 business days notice, upon the Common Stock having achieved a volume weighted average price of $6.00 or more for 20 consecutive trading days. The Company allocated $531 to the value of the warrants based on a valuation performed by an independent consultant who utilized the Black Scholes method and applied a discount reflecting the callable feature embedded in the warrant. The value allocated to the warrants has been reflected as a discount to the total Debenture amount and was initially charged to interest expense over the four-year life of the Debenture. The period of amortization of the warrants was accelerated in December 2007 as a result of the previously noted decision to redeem all the outstanding Debentures in 2008. In the year ended December 31, 2007, the Company recorded interest expense of $186 with respect to these warrants.

The Debentures bear interest at the rate of 10% per annum, payable quarterly and mature on March 30, 2011. If the Company fails to redeem at least 50% of the total outstanding principal amount of the Debentures, together with interest accrued thereon, by the first anniversary of the initial closing, the annual rate of interest payable on the Debentures will be increased to 12%. As noted above, all the unconverted Debentures outstanding were redeemed on January 29, 2008 (see Note 22 - Subsequent Events).

In connection with the offering, the Company retained a registered broker-dealer to serve as placement agent. In accordance with the terms of the agreement, the placement agent received a 7% selling commission, 3% management fee, and 2% non-accountable expense allowance, out of the gross proceeds of the offering. In addition, the placement agent was entitled to and received warrants on substantially the same terms as those issued to the subscribers, exercisable for the purchase of the number of shares equal to 10% of the total principal amount of the Debentures sold, divided by the conversion price of $3.80. Out of the gross proceeds received, the Company paid the placement agent commissions and expenses of $864 and issued to the placement agent warrants to purchase 181,211 shares of Common Stock. The value of the warrants issued to the placement agent was determined to be $213 based upon the valuation performed by the independent consultant mentioned above. In addition, the Company paid various other transaction costs of $182. The total debt origination costs of $1,259 has been reflected as a discount against the total Debenture amount and were initially charged to interest expense over the four year life of the Debentures. The period of amortization of the debt origination costs was accelerated in December 2007 as a result of the previously noted decision to redeem all the outstanding Debentures in 2008. In the year ended December 31, 2007, the Company recorded interest expense of $364 with respect to these debt origination costs. At December 31, 2007, the net balance of the debt origination costs of $895 is included in Other Current Assets (see Note 9).

(b) Short and Long-Term Debt

Short and long-term debt includes bank debt representing loans received by DSIT from Israeli banks denominated in NIS and capital lease obligations. In 2006, other debt relates to a note payable to the Company’s CEO (see Note 19(d) for terms). Such debt was repaid in 2007.

	As of December 31,
	2006	2007
Bank debt	$26	$167
Capital lease obligations	—	16
Debt payable from related party	300	—
Total debt	326	183
Less: current portion	(326)	(171)
Long-term bank debt	$—	$12

At December 31, 2006 and 2007, the bank debt bears a weighted average interest rate of 7.9%. At December 31, 2006 and 2007, all bank debt was denominated in NIS and was unlinked. At December 31, 2006, Debt payable from related party had a weighted average interest rate of 9.5%. In connection with the bank debt and lines of credit (see (a) above), a lien in favor of the Israeli banks was placed on dsIT’s assets. In addition, the Company has guaranteed DSIT’s lines of credit to Israeli banks up to $590.

At December 31, 2007, future payments under debt agreements and capital leases approximate $171 in 2008 and $4 per year in 2009 and 2010.

NOTE 13—OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of December 31,
	2006	2007
Taxes payable	$906	$1,107
Advances from customers	93	77
Accrued expenses	575	2,485
Warranty provision	—	107
Other	126	68
	$1,700	$3,844

NOTE 14—LIABILITY FOR EMPLOYEE TERMINATION BENEFITS

(a)
Israeli labor law and certain employee contracts generally require payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company has recorded a severance pay liability for the amount that would be paid if all its Israeli employees were dismissed at the balance sheet date, on an undiscounted basis, in accordance with Israeli labor law. This liability is computed based upon the employee’s number of years of service and salary components, which in the opinion of management create entitlement to severance pay in accordance with labor agreements in force.

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

(b)	Severance pay expenses amounted to approximately, $463, $412 and $235 for the years ended December 31, 2005, 2006 and 2007, respectively.

(c)	The Company expects to contribute approximately $218 to the insurance policies in respect of its severance pay obligations in the year ending December 31, 2008.

(d)  The Company expects to pay the following future benefits to its employees upon their normal retirement age in the next ten years:

Years ending December 31,
2008	$—
2009	—
2010	—
2011	—
2012	—
2013 - 2017	1,188
$1,188

The liability as at December 31, 2007 for future benefit payments in the next ten years is included in these financial statements in “liability for employee termination benefits”. The liability for future benefits does not reflect any amounts already deposited in dedicated funds with respect to those employees (see “a” above). The above amounts were determined based on the employees’ current salary rates and the number of service years that will be accumulated upon their retirement date. These amounts do not include amounts that might be paid to employees that will cease working with the Company before their normal retirement age.

NOTE 15—COMMITMENTS AND CONTINGENCIES

(a) Leases of Property and Equipment

Office rental and automobile leasing expenses, for 2005, 2006 and 2007, were $576, $586 and $560, respectively. The Company and its subsidiaries lease office space and equipment under operating lease agreements. Those leases will expire on different dates from 2009 to 2012. Future minimum lease payments on non-cancelable operating leases as of December 31, 2006 are as follows:

Year ending December 31,
2008	$774
2009	667
2010	420
2011	309
2012	314
2013 and thereafter	—
$2,484

(b) EnerTech III

In August 2007, the Company committed to invest up to $5,000 over a ten-year period in EnerTech III. To date, the Company had received and funded a capital call of $400 to EnerTech III. (See Note 6b)

(c) Guarantees

The Company’s subsidiary has provided various performance, advance and tender guarantees as required in the normal course of its operations. As at December 31, 2007, such guarantees totaled approximately $1,630 and were due to expire through 2010. As a security for a portion of these guarantees, the Company has deposited with an Israeli bank $1,517 which is shown as restricted cash on the Company’s Consolidated Balance Sheets. The Company expects the restricted cash to be released in early 2009.

See Note 12(a) with respect to guarantees on the Company’s lines of credit.

(d) Litigation

The Company is involved in various other legal actions and claims arising in the ordinary course of business. In the opinion of management and its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

In March 2006, the Company reached a settlement agreement with an Israeli bank with respect to the Company’s claims against the bank and the bank’s counterclaims against the Company. As part of the settlement agreement, all claims and counterclaims by the parties were dismissed. The bank returned to the Company approximately $94 plus interest and CPI adjustments of attorney fees and court costs previously paid by the Company. As a result of the settlement agreement, the Company recorded $330 of other income in the first quarter of 2006.

NOTE 16-SHAREHOLDERS’ EQUITY

(a) General

The Company is authorized to issue 20,000,000 shares of Common Stock. At December 31, 2007, the Company has 11,134,795 shares of Common Stock issued and outstanding, par value $0.01 per share. Holders of Common Stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company. Holders of Common Stock do not have subscription, redemption, conversion or other preemptive rights. Holders of the Common Stock are entitled to elect all of the Directors on the Company’s Board. Holders of the Common Stock do not have cumulative voting rights, meaning that the holders of more than 50% of the Common Stock can elect all of the Company’s Directors. Except as otherwise required by Delaware General Corporation Law, all stockholder action is taken by vote of a majority of shares of Common Stock present at a meeting of stockholders at which a quorum (a majority of the issued and outstanding shares of Common Stock) is present in person or by proxy or by written consent pursuant to Delaware law (other than the election of Directors, who are elected by a plurality vote).

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

(c) Employee Stock Options

The Company’s stock option plans provide for the grant to officers, directors and other key employees of options to purchase shares of common stock. The purchase price must be paid in cash. Each option is exercisable to one share of the Company’s common stock. All options expire within five to ten years from the date of the grant, and generally vest over three year period from the date of the grant. At December 31, 2007, 295,000 options were available for grant under the 2006 Stock Incentive Plan and 120,000 options were available for grant under the 2006 Director Plan.

A summary of the Company’s option plans with respect to employees as of December 31, 2005, 2006 and 2007, as well as changes during each of the years then ended, is presented below:

	2005		2006		2007
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	1,710,435	$2.89	1,565,335	$2.49	1,867,835	$2.51
Granted at market price	30,000	$1.80	740,000	$2.84	201,000	$4.44
Granted at discount to market price	—	—	—	—	79,000	$3.50
Exercised	—	—	(165,833)	$1.72	(538,168)	$1.48
Forfeited or expired	(175,100)	$6.33	(271,667)	$3.84	(206,667)	$3.63
Outstanding at end of year	1,565,335	$2.49	1,867,835	$2.51	1,403,000	$3.07
Exercisable at end of year	1,054,485	$3.28	1,501,157	$2.43	1,182,665	$2.81

In connection with the stock option exercises during the years ended December 31, 2006 and 2007, the Company received proceeds of $285 and $795, respectively. Of the 165,833 shares issued as a result of stock option exercises in the year ended December 31, 2006, 43,333 were issued from treasury stock and 122,500 were newly issued shares. During the year ended December 31, 2006, the Company recorded an increase of $160 to its accumulated deficit with respect to the treasury shares issued from option exercises. During the year ended December 31, 2007, all 538,168 shares issued in connection with options exercises were newly issued shares. The intrinsic value of options exercised in 2006 and 2007 were $195 and $1,945, respectively.

The Company granted 740,000 and 176,000 options to employees who are related parties in the years ended December 31, 2006 and 2007, respectively, under various option plans. No options were granted to related parties in 2005. No options were exercised by related parties to purchase shares of common stock of the Company, during 2005, 2006 or 2007 and as of December 31, 2005, 2006 and 2007, the number of outstanding options held by the related parties was 797,500, 1,439,000 and 1,243,500 options, respectively.

The weighted average grant-date fair value of the options granted to employees and directors during 2005, 2006 and 2007, amounted to $0.57, $2.10 and $1.91 per option, respectively. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2005	2006	2007
Risk-free interest rate	4.3%	4.8%	4.4%
Expected term of options, in years	1.1	3.7	2.8
Expected annual volatility	120%	109%	59%
Expected dividend yield	None	None	None

The expected term of the options is the length of time until the expected date of exercising the options. With respect to determining expected exercise behavior, the Company has grouped its option grants into certain groups in order to track exercise behavior and create establish historical rates. Currently, as permitted by SAB 107, the Company used the simplified method to compute the expected option term for options granted in 2006 and 2007 since the Company’s history of option exercises is too brief to have established historical rates. The Company estimated volatility by considering historical stock volatility. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. Additionally, the Company expects no dividends to be paid. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the year ended December 31, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Stock-based compensation expense included in the Company’s statements of operations with respect to employees and directors was:

	Year ended December 31, 2006	Year ended December 31, 2007
Cost of sales	$24	$25
Selling, marketing, general and administrative	1,025	551
Loss on the sale of discontinued operations and contract settlement	315	—
Total stock based compensation expense	$1,364	$576

As at December 31, 2007, the Company had a total of approximately $451 of compensation expense not yet recognized with respect to employee stock options to be recognized over a period of approximately three years.

During the year ended December 31, 2007, the Company modified the terms of numerous options with its employees. The Company recognized as compensation expense the incremental increase in the value of the options of $6 in selling, marketing, general and administrative expense.

During the year ended December 31, 2006, the Company modified the terms of numerous options with its employees. In connection with the Company’s sale of Databit (see Note 7(a)), the Company modified the expiration date for the options held by Databit employees. No incremental compensation cost was recorded as a result of the modification. Also in connection with the Company’s sale of Databit and contract settlement, the Company modified the expiration date and vesting date of options held by Shlomie Morgenstern (President of Databit) and George Morgenstern (our then CEO). As a result of the modifications, the Company recognized an incremental compensation cost of $276, which was included in the loss recorded on the sale of Databit and contract settlement.

During 2006, the Company also modified the expiration date of options for certain employees, former employees and a former director. As a result of the modification, the Company recognized as compensation expense the incremental increase in value of the options of $102 which is included in cost of sales ($17) and selling, marketing, general and administrative expense ($85).

(d) Non-employee Stock Options

(1)	General

In 2007, all options granted to non-employees were from the 2006 Stock Incentive Plan which permits grants to non-employees. Previously, options granted to employees were non-plan grants or were granted from option plans which have since expired.

(2)	Non-Performance Based Options

In December 2007, the Company agreed to grant options to purchase 50,000 shares of the Company’s Common Stock to a financial advisor to the Company for past services. The options vested immediately, have an exercise price of $4.95 and expire in December 2012.

The Company used the Black-Scholes valuation method to estimate the fair value of the options to purchase the 50,000 shares of Common Stock of the Company, using a risk free interest rate of 3.5%, an expected term of five years, an annual volatility of 72% and no expected dividends. The Company estimated the fair value of the option to be approximately $153. During the year ended December 31, 2007, the Company recorded the $153 to selling, marketing, general and administrative expenses with respect to the options granted to the financial advisor.

In July 2006, the Company entered into an agreement with an investor relations firm for investor relation and strategic planning services. In exchange for these services, the Company agreed to pay an annual fee of $138 for a period of one year and to provide the investor relations firm an option for the purchase of 120,000 shares of the Company’s Common Stock. The options vested with respect to 40,000 shares immediately upon the grant, with the balance vesting at a rate of 5,000 per month. The options have an exercise price of $2.96 and expire after five years. In July 2007, the Company terminated its agreement with the investor relations firm. In the year ended December 31, 2007, 35,000 options to purchase the Company’s Common Stock vested up until the termination of the agreement with the investor relations firm.

The Company used the Black-Scholes valuation method to estimate the fair value of the option to purchase the 35,000 shares which vested over the period from the January 1, 2007 through the termination of the agreement. The Company used a weighted average risk free interest rate of 4.8%, an expected life of five years, an annual volatility of 79% and no expected dividends to determine the value the options granted. The Company estimated the fair value of the options granted to be approximately $117 and recorded that amount to selling, marketing, general and administrative expenses with respect to the option granted to the investor relations firm in the year ended December 31, 2007.

(3)	Performance Based Options

In August 2006, as part of the Company’s acquisition of Paketeria (see Note 5), the Company granted the founder and managing director of Paketeria an option to purchase 150,000 shares of the Company’s Common Stock. The option has an exercise price of $2.80, a contractual life of five years and vests one-third upon the achievment of each of the three milestones described above in Note 5. The first of the three milestones was met in the fourth quarter of 2006 and the second milestone was met in the third quarter of 2007.

The Company used the Black-Scholes valuation method to estimate the fair value of the options to purchase the 150,000 shares of Common Stock of the Company, using a risk free interest rate of 5.0%, an expected life of five years, an annual volatility of 103% and no expected dividends. At December 31, 2006, the Company estimated the fair value of the options to be approximately $385. During the years ended December 31, 2007 and 2006, the Company recorded $49 and $265, respectively to its Share in losses of Paketeria with respect to the option granted to the founder and managing director of Paketeria based on performance towards the milestones described above in Note 5. As each additional tranche of 50,000 options vests, the Company will record additional selling, marketing, general and administrative expense based on an updated Black-Scholes valuation for each tranche.

(4)	Summary Information

A summary of the Company’s option plans with respect to non-employees as of December 31, 2005, 2006 and 2007, as well as changes during each of the years then ended, is presented below:

	2005		2006		2007
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	10,000	$0.91	10,000	$0.91	305,000	$2.81
Granted at market price	—	—	145,000	$2.94	50,000	$4.95
Granted at discount to market price	—	—	150,000	$2.80	—	—
Exercised	—	—	—	—	(54,000)	$2.96
Forfeited or expired	—	—	—	—	(20,000)	$2.96
Outstanding at end of year	10,000	$0.91	305,000	$2.81	281,000	$3.15
Exercisable at end of year	6,666	$0.91	125,000	$2.73	214,333	$3.95

The weighted average grant-date fair value of the options granted to non-employees during 2006 and 2007, amounted to $2.47 and $3.05 per option, respectively. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2006	2007
Risk-free interest rate	5.0%	3.5%
Expected term of options, in years	4.0	5.0
Expected annual volatility	105%	72%
Expected dividend yield	None	None

(5)
In the years ended December 31, 2007 and 2006, the Company included $270 and $473, respectively, of stock-based compensation expense selling, marketing, general and administrative expense in its statements of operations.

(e) Summary Information of Employee and Non-Employee Options

A summary of the Company’s option plans with respect to employees and non-employees as of December 31, 2005, 2006 and 2007, as well as changes during each of the years then ended, is presented below:

	2005		2006		2007
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	1,720,435	$2.88	1,575,335	$2.48	2,172,835	$2.55
Granted at market price	30,000	$1.80	885,000	$2.86	251,000	$4.54
Granted at discount to market price	—	—	150,000	$2.80	79,000	$3.50
Exercised	—	—	(165,833)	$1.30	(592,168)	$1.61
Forfeited and expired	(175,100)	$6.33	(271,667)	$4.82	(226,667)	$3.57
Outstanding at end of year	1,575,335	$2.48	2,172,835	$2.55	1,684,000	$3.09
Exercisable at end of year	1,061,151	$3.27	1,626,157	$2.46	1,396,998	$2.96

Stock-based compensation expense included in the Company’s statements of operations was:
	Year ended December 31, 2006	Year ended December 31, 2007
Cost of sales	$24	$25
Selling, marketing, general and administrative	1,233	820
Share in losses of Paketeria	265	49
Loss on the sale of discontinued operations and contract settlement	315	—
Total stock based compensation expense	$1,837	$894

(f) DSIT Stock Option Plan

In November 2006, the Company adopted a Key Employee Stock Option Plan (the “Plan”) for its DSIT subsidiary to be administrated by a committee of board members of DSIT, to initially be comprised of the entire board of directors of DSIT.

On December 31, 2006, DSIT granted options to purchase 3,914 of its ordinary shares, to senior management and employees of DSIT under the Plan. The options were granted with an exercise price of NIS 1.00 ($0.24) per share and are exercisable for a period of seven years. The options were fully vested and exercisable at the date of grant. The options were exercised in February 2007 and as a result, the Company’s holdings in DSIT were reduced to 58%. In November 2007, the Company acquired the shares of DSIT that were held by its former CEO and increased its holdings in DSIT to 72% (see Note 3(b)).

 Also on December 31, 2006, DSIT granted options to purchase 2,260 of its ordinary shares to senior management and employees of DSIT at exercise prices ranging from NIS 1.00 ($0.24) to $126.05 per share and exercisable for a period of seven years. These options vest and become exercisable only upon the occurrence of an initial public offering of DSIT or a merger, acquisition, reorganization, consolidation or similar transaction involving DSIT. Upon exercise of these options, the Company’s holdings in DSIT will be diluted to approximately 65%.

The purpose of the Plan for the DSIT subsidiary and associated grants is to provide incentives to key employees of DSIT to further the growth, development and financial success of DSIT.

A summary status of the Plan as of December 31, 2006 and 2007, as well as changes during the year then ended, is presented below:

	2006		2007
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	6,174	$32.05
Granted at fair value	6,174	$32.05	—	—
Exercised	—	—	3,914	$0.24
Forfeited	—	—	736	$27.36
Outstanding at end of year	6,174	$32.05	1,524	$118.11
Exercisable at end of year	3,914	$0.24	—	—

Summary information regarding the options under the Plan outstanding and exercisable at December 31, 2007 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$105.26 - 112.04	547	6.0	$109.68	—	—
$119.05 - $121.21	501	6.0	$119.76	—	—
$126.05	476	6.0	$126.05	—	—
	1,524		$118.11	—	—

In 2006, the Company granted an officer 759 options with a weighted average exercise price of $26.53 in the year ended December 31, 2006 under the Plan. During 2007, 569 options with an exercise price of $0.24 were exercised.

(g) Warrants

The Company has issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	2005		2006		2007
	Number of Warrants (in shares)	Weighted Average Exercise Price	Number of Warrants (in shares)	Weighted Average Exercise Price	Number of Warrants (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	435,000	$3.06	190,000	$2.81	614,039	$2.79
Granted	—	$—	474,039	$2.80	634,258	$4.50
Exercised	—	$—	—	—	(261,791)	$2.80
Expired or forfeited	(245,000)	$3.24	(50,000)	$3.00	—	—
Outstanding and exercisable at end of year	190,000	$2.81	614,039	$2.79	986,506	$3.89

The following table summarized information about warrants outstanding and exercisable at December 31, 2007:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life
	(in shares)	(in years)
$2.78	352,248	3.53
$4.50	634,258	4.27
	986,506

(h) Stock Repurchase Program

In September 2000, the Company’s Board of Directors authorized the purchase of up to 500,000 shares of the Company’s common stock. In August 2002, the Company’s Board of Directors authorized the purchase of up to 300,000 more shares of the Company’s common stock. During 2006, the Company issued 43,333 of its treasury shares with respect to options exercised and at December 31, 2007 owned in the aggregate 777,371 of its own shares.

NOTE 17—FINANCE EXPENSE, NET

Finance expense, net consists of the following:

	Year Ended December 31,
	2005	2006	2007
Interest income	$28	$39	$163
Interest expense*	(90)	(27)	(1,775)
Exchange gain (loss), net	50	(42)	27
	$(12)	$(30)	($1,585)

* In 2007, includes $1,297 of non-cash interest expense with respect to the amortization of debt origination costs, beneficial conversion feature and warrants associated with the Company’s Private Placement of Convertible Redeemable Subordinated Debentures (see Note 12(b)) and a non-cash reversal of interest expense ($209) associated with a reduction of a provision made for interest due upon the Company’s adoption of FIN 48 (see Note 18(f)).

NOTE 18—INCOME TAXES

(a)  Composition of income (loss) from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2005	2006	2007
Domestic	$(1,460)	$(2,469)	$34,441
Foreign	(827)	(859)	(1,163)
	$(2,287)	$(3,328)	$33,278

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2005	2006	2007
Current:
Federal	$—	$—	$850
State and local	—	—	225
Foreign	100	183	(627)
	100	183	448
Deferred:
Federal	—	—	(893)
State and local	—	—	—
Foreign	(137)	—	—
	(137)	—	—
Total income tax expense (benefit)	$(37)	$183	$(445)

(b) Effective Income Tax Rates

Set forth below is reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year Ended December 31,
	2005	2006	2007
Statutory Federal rates	34%	34%	34%
Increase (decrease) in income tax rate resulting from:
Non-deductible expenses	(1)	(1)	1
Deferred compensation expense	—	(19)	1
State income taxes, net	(1)	1	1
Other	(1)	3	—
Tax benefit on sale of dsIT Technologies	16	—	—
Valuation allowance	(45)	(23)	(38)
Effective income tax rates	2%	(5)%	(1)%

(c) Analysis of Deferred Tax Assets and (Liabilities)

Deferred tax assets consist of the following:	As of December 31,
	2006	2007
Employee benefits and deferred compensation	$916	$954
Investments	7,045	—
Other temporary differences	441	360
Net operating loss carryforwards	5,516	891
	13,918	2,205
Valuation allowance	(13,912)	(1,313)
Net deferred tax assets	6	892
Deferred tax liabilities consist of the following:
Investments	—	(16,902)
Intangible asset basis differences	(6)	(28)
Net deferred tax assets (liabilities), net	$—	$(16,038)

Valuation allowances relate principally to book-tax basis differences and net operating loss carryforwards related to Israeli companies.  The change in the valuation allowance was an increase of $1,737 and a decrease of $12,599 in 2006 and 2007, respectively. The increase in 2006 was primarily attributable to losses and FAS 123R expenses whereas the decrease in 2007 was primarily attributable to the adjustment of the Company’s investment in Comverge to market value in accordance with FAS 115 and the utilization of net loss carryforwards from current year income.

 (d) Summary of Tax Loss Carryforwards

As of December 31, 2007, the Company had various net operating loss carryforwards expiring as follows:

Expiration	Federal	State	Foreign
2024-2028	$5,053	$—	$—
Unlimited	—	—	3,425
Total	$5,053	$—	$3,425

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

(f) Tax Reform in Israel

The income of the Company’s Israeli subsidiaries is taxed at the regular Israeli corporate tax rates. In August 2005, Amendment No. 147 to the Income Tax Ordinance was published, which reduced corporate tax rates. As a result of the amendment, the corporate tax rates are as follows: 2005 - 34%, 2006 - 31% 2007 - 29%, 2008 - 27%, 2009 - 26% and for 2010 and thereafter - 25%.

(g) Uncertain Tax positions (UTP):

As described in Note 2 above, the Company adopted the provisions of FIN 48 as of January 1, 2007.

 As a result of the adoption of FIN 48, as of that date, the Company recognized a current liability for unrecognized tax benefits in amount of $18. In addition, as of January 1, 2007 the Company recognized interest and penalties expense, related to unrecognized tax benefits in the amounts of $152 and $135, respectively. These changes were accounted for as a cumulative effect of a change in accounting principle that is reflected in the financial statements as an increase of $305 in the balance of accumulated deficit as of January 1, 2007. In December 2007 the initial balance of $18 for unrecognized tax benefits eliminated and the amounts recorded with respect to interest and penalties expense were reduced by $111 and $98, respectively. As of December 31, 2007 the amount of interest and penalties accrued on the balance sheet was $78 and is included in Other Liabilities.

Following is a reconciliation of the total amounts of the company's unrecognized tax benefits at the beginning and the end of the year ended December 31, 2007:

Balance at January 1, 2007	$918
Increases in unrecognized tax benefits and associated interest and penalties as a result of tax positions taken during a prior period	—
Decreases in unrecognized tax benefits and associated interest and penalties as a result of tax positions taken during a prior period	—
Increases in unrecognized tax benefits and associated interest and penalties as a result of tax positions taken during the current period	—
Decreases in unrecognized tax benefits and associated interest and penalties as a result of tax positions taken during the current period	(671)
Decreases in the unrecognized tax benefits and associated interest and penalties relating to settlements with taxing authorities	—
Reductions to unrecognized tax benefits as a result of a lapse of applicable statute of limitations	—
Balance at December 31, 2007	$247

The Company is subject to U.S. federal income tax as well as state income tax and Israeli income tax.  As of January 1, 2008, the Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2004 and for years before 2003 for state and Israeli income taxes.

NOTE 19—RELATED PARTY BALANCES AND TRANSACTIONS

(a) The Company paid consulting and other fees to directors of $64, $136 and $226 for the years ended December 31, 2005, 2006 and 2007, respectively, which are included in selling, general and administrative expenses.

(b) The Company paid legal fees for services rendered and out-of-pocket disbursements to a firm in which a principal is a former director and is the son-in-law of the Company’s Chairman of the Board, of approximately $360, $473 and $654 for the years ended December 31, 2005, 2006 and 2007, respectively. Approximately $86 and $507 was owed to this firm as of December 31, 2006 and 2007, respectively, and is included in other current liabilities and trade accounts payable.

(c) The former chief executive officer of the Company’s Israeli subsidiary had a loan from the subsidiary that was acquired in 2001. The loan and accrued interest balance at December 31, 2006 was $104. On November 29, 2007, as part of the Company acquisition of the former chief executive officer’s shares in DSIT (see Note 3(b)), the loan was repaid. The loan was denominated in NIS, was linked to the Index and bore interest at 4%. The Company recorded interest income of $4 in each of the years ended December 31, 2005, 2006 and 2007, respectively, with respect to the loan.

(d) In December 2006, the Company’s CEO loaned the Company $300 for a period of six months on a note payable. The note bore interest at the rate of 9.5%. The Company had the right to repay the note at any time prior to maturity. The note was repaid in April 2007. The Company paid interest of $7 in the year ended December 31, 2007 with respect to the note.

(e) During 2006, the Company paid $5 of rent to a company in which the CEO is Chairman of the Board.

(f) During 2005, the president of the Company’s Databit subsidiary and son of the Chief Executive officer loaned the Company $425 on a note payable. The note bore interest at the rate of prime plus 3% during the time it was outstanding. The note was repaid in full during 2005. The Company paid $3 of interest with respect to the note in 2005.

See Note 5 with respect to the Stock Purchase Agreement with two shareholders of Paketeria—one of whom is the Company’s President and Chief Executive Officer and the other is one of the Company’s current directors.

See Note 7(a) with respect to the sale of the Company’s Databit subsidiary to a related party in March 2006.

See Note 16 for information related to options and stock awards to related parties.

NOTE 20—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a)	General Information

As of December 31 2007, the Company’s current operations are based upon two operating segments:

(i) RT Solutions whose activities are focused on two areas - naval solutions and other real-time and embedded hardware & software development. RT Solutions activities are provided through the Company’s DSIT Solutions Ltd. subsidiary.

(ii) SCR (Selective Catalytic Reduction) Catalyst and Management Services conducted through the Company’s recently created CoaLogix subsidiary which provides catalyst regeneration technologies and management services for selective catalytic reduction (SCR) systems used by coal-fired power plants to reduce nitrogen oxides (NOx) emissions.

The Company’s OncoPro activities were previously presented as a separate segment. The Company no longer considers its OncoPro activities to be a separate segment since its operating results are no longer separately reviewed by the Chief Operating Decision Maker and management’s reduced strategic focus on those activities. As a result of the Company’s decision to change its strategic focus regarding OncoPro, its activities have been combined with other non-strategic activities and are currently included in the Company’s “Other” segment.

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

The following tables represent segmented data for the years ended December 31, 2007, 2006 and 2005:

	RT Solutions	SCR(*)	Other (**)	Total
Year ended December 31, 2007:
Revenues from external customers	$3,472	$797	$1,391	$5,660
Depreciation and amortization	78	129	59	266
Segment gross profit	1,139	116	157	1,412
Impairment of goodwill and intangible assets	—	—	(112)	(112)
Segment loss	(309)	(140)	(799)	(1,248)
Segment assets	1,149	11,827	84	13,060
Expenditures for segment assets	889	—	39	928
Year ended December 31, 2006:
Revenues from external customers	$2,797	$—	$1,320	$4,117
Depreciation and amortization	94	—	73	167
Segment gross profit	1,004	—	350	1,354
Impairment of goodwill	(40)	—	—	(40)
Segment loss	(155)	—	(296)	(451)
Segment assets	345	—	325	670
Expenditures for segment assets	125	—	16	141
Year ended December 31, 2005:
Revenues from external customers	$2,873	$—	$1,314	$4,187
Depreciation and amortization	101	—	52	153
Segment gross profit	834	—	408	1,242
Segment income	54	—	47	101
Segment assets	358	—	330	688
Expenditures for segment assets	62	—	77	139

(*) SCR activities were acquired on November 7, 2007. Accordingly, the segment information above represents SCR activity only from the time since acquisition.

(**) Represents operations in Israel that did not meet the quantitative thresholds of SFAS No. 131.

(c) The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended and as of December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
Revenues:
Total consolidated revenues for reportable segments	$2,873	$2,797	$4,269
Other operational segment revenues	1,314	1,320	1,391
Total consolidated revenues	$4,187	$4,117	$5,660
Income (loss)
Total income (loss) for reportable segments	$54	$(155)	$(449)
Other operational segment operating income (loss)	47	(296)	(799)
Total operating income (loss)	101	(451)	(1,248)
Unallocated cost of corporate and DSIT headquarters*	(2,388)	(3,207)	(4,730)
Other income, net	—	330	—
Income tax benefit (expense)	37	(183)	445
Minority interests	(73)	—	—
Equity loss in Paketeria and loss on private placement of Paketeria	—	(424)	(1,243)
Equity loss in Comverge	(380)	(210)	—
Gain on sale of shares in Comverge	—	—	23,124
Gain on IPO of Comverge	—	—	16,169
Discontinued operations, net of tax	844	78	—
Gain (loss) on sale of discontinued operations, net of tax	541	(2,069)	—
Consolidated income (loss)	$(1,318)	$(6,136)	$32,517

*  In 2007, includes $1,297 of non-cash interest expense associated with the Company’s Debentures (see Note 12(b)) and $821 of FAS 123R stock compensation expense. In 2006, includes $1,229 of FAS 123R stock compensation expense

	As of December 31,
	2005	2006	2007
Assets:
Total assets for reportable segments	$688	$670	$13,060
Net assets of Databit (see Note 7(a))	3,451	—	—
Unallocated assets of DSIT headquarters	4,040	4,018	5,722
Unallocated assets of corporate headquarters *	1,994	2,570	78,185
Total consolidated assets	$10,173	$7,258	$96,967

* In 2007, includes $55,538 representing the value the Company’s investment in Comverge and $19,478 of unrestricted cash.

Other Significant Items	Segment Totals	Adjustments	Consolidated Totals
Year ended December 31, 2007
Depreciation and amortization	$266	34	$300
Expenditures for assets*	928	40	968
Year ended December 31, 2006
Depreciation and amortization	$167	$37	$204
Expenditures for assets	141	8	149

Year ended December 31, 2005
Depreciation and amortization	$153	$101	$254
Expenditures for assets	139	137	276

* Includes $740 for the acquisition of additional shares in DSIT, all of which was allocated to the RT Solutions segment (see Note 3(b)).

The reconciling items are all corporate headquarters data, which are not included in the segment information. None of the other adjustments are significant.

	Year Ended December 31,
	2005	2006	2007
Revenues based on location of customer:
Israel	$3,575	$4,034	$4,579
USA	—	—	797
Other	612	83	284
	$4,187	$4,117	$5,660

	As at December 31,
Long-lived assets located in the following countries:	2005	2006	2007
Israel	$418	$445	$560
United States	82	—	775
	$500	$445	$1,335

(d)	Revenues from Major Customers

		Consolidated Sales Year Ended December 31,
		2005		2006		2007
Customer	Segment	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues
A	RT Solutions	$474	11%	$881	21%	$569	10%
B	RT Solutions	$963	23%	$842	20%	$648	11%
C	Other	$715	17%	$687	17%	$555	10%
D	RT Solutions	$612	15%	$83	2%	—	—
E	SCR	—	—	—	—	$624	11%
F	RT Solutions	$70	2%	$173	6%	$1,365	24%

NOTE 21—FINANCIAL INSTRUMENTS

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments.

NOTE 22—SUBSEQUENT EVENTS

Redemption of Convertible Redeemable Subordinated Debentures

On January 29, 2008, the Company completed the redemption of all of its outstanding 10% Convertible Redeemable Subordinated Debentures due March 2011. Subsequent to the Company’s announcement of redemption, the holders of the debentures elected to convert approximately $3.0 million into approximately 780,000 shares of our common stock, at a conversion price of $3.80 per share. The remaining $3.4 million principal amount of Debentures was redeemed in accordance with the notice of redemption. As a result of the early redemption of the Debentures, the remaining balance of unamortized beneficial conversion features, warrants and debt origination costs of $3,064 will be written off to interest expense in the first quarter of 2008.

Sale of 15% Interest in CoaLogix

On February 29, 2008, the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with the Company’s wholly-owned CoaLogix Inc. subsidiary (“CoaLogix”) and EnerTech Capital Partners III L.P. (“EnerTech”) pursuant to which EnerTech purchased from CoaLogix a 15% interest in CoaLogix for $1.95 million. The Company owns 85% of CoaLogix following the transaction.

In connection with completing the transaction under the Stock Purchase Agreement, the Company, CoaLogix, EnerTech and the senior management of CoaLogix entered into a Stockholders’ Agreement dated as of February 29, 2008 (the “Stockholders’ Agreement”). Under the Stockholders’ Agreement, EnerTech is entitled to a designate a member of the Board of Directors of CoaLogix. In addition, the Stockholders’ Agreement provides the Company and EnerTech with reciprocal rights of first refusal and co-sale in connection with proposed transfers of their CoaLogix stock.

Pursuant to the Stockholders’ Agreement, EnerTech also has a right to purchase additional stock to maintain its percentage interest in CoaLogix in the event of dilutive transactions. The right may be exercised until such time as the Company’s ownership in CoaLogix is reduced to 75% or CoaLogix completes an initial public offering.

Investment in GridSense Systems Inc.

On January 2, 2008, the Company participated in a private placement financing for gross proceeds of C$1,700 (approximately $1,700) for GridSense Systems Inc. (CDNX: GSN.V) (“GridSense”). The placement consisted of 24,285,714 units at $0.07 per unit, each unit being comprised of one common share and one share purchase warrant. Each warrant entitles the holder to acquire an additional common share at $0.10 per share until July 2, 2008. The shares, and any shares acquired on exercise of the warrants, are subject to a four month hold period expiring May 3, 2008.

The Company was the lead investor in the placement acquiring 15,714,285 shares and 15,714,285 warrants for C$1,100 (approximately $1,100). The 15,714,285 shares acquired by the Company in the placement represent 24.52% of GridSense's issued and outstanding shares. If the Company exercises all of the 15,714,285 warrants acquired in the placement, it will own 31,428,570 GridSense common shares, representing 39.37% of GridSense's issued and outstanding shares.

Investment in Comverge

On December 31, 2007, the market share price of the Company’s 1,763,665 shares of Comverge was $31.49 per share and the value of our investment in Comverge was approximately $55,538 (before deferred taxes). As at April 9, 2008, the market share price had dropped to $11.17 and the value of our investment in Comverge accordingly was approximately $19,700 (before deferred taxes).

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule

To the Board of Directors of Acorn Energy, Inc.:

Our audits of the consolidated financial statements referred to in our report dated April 15, 2008 of Acorn Energy, Inc. related to the consolidated financial statements of Acorn Energy, Inc. which are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

April 15, 2008

/s/ Kesselman & Kesselman
Certified Public Accountants A member of PricewaterhouseCoopers International Limited Tel Aviv, Israel

ACORN ENERGY, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(in thousands)

Description	Balance at the Beginning of the Year	Charged to Costs and Expenses	Other Adjustments	Balance at the End of the Year
Allowance for doubtful accounts
Year ended December 31, 2005	32	5	(19)	18
Year ended December 31, 2006	18	—	(14)	14
Year ended December 31, 2007	14	—	2	16

Valuation allowance for deferred tax assets
Year ended December 31, 2005	14,401	298	(2,518)	12,181
Year ended December 31, 2006	12,181	—	1,731	13,912
Year ended December 31, 2007	13,912	12,559	—	1,313