Form 10-Q
period 2008-03-31
ACORN ENERGY, INC.
filed 2008-05-20
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2008
Common Stock, $0.01 par value per share	11,222,481 shares

ACORN ENERGY, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended March 31, 2008

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

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31, 2007	As of March 31, 2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,644	$10,509
Restricted cash	—	1,533
Accounts receivable, net	1,775	2,697
Unbilled work-in-process	1,784	965
Inventory	119	219
Other current assets	1,391	1,759
Total current assets	24,713	17,682
Property and equipment, net	1,335	1,355
Available for sale - Investment in Comverge	55,538	18,219
Investment in GridSense	—	1,119
Investment in Paketeria	1,439	1,273
Other investments	668	668
Funds in respect of employee termination benefits	1,607	1,774
Restricted cash	1,517	1,372
Other intangible assets, net	5,987	5,823
Goodwill	3,945	3,945
Other assets	218	1,441
Total assets	$96,967	$54,671
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank credit	$590	$754
Current maturities of long-term debt	171	116
Convertible debt, net	4,237	—
Trade accounts payable	910	834
Accrued payroll, payroll taxes and social benefits	1,118	909
Other current liabilities	3,844	2,302
Total current liabilities	10,870	4,915
Long-term liabilities:
Long-term debt	12	11
Liability for employee termination benefits	2,397	2,637
Deferred taxes	16,038	465
Other liabilities	325	247
Total long-term liabilities	18,772	3,360
Minority interests	—	1,955
Shareholders’ equity:
Common stock - $0.01 par value per share:
Authorized - 20,000,000 shares; Issued -11,134,795 shares and 11,966,762 at December 31, 2007 and March 31, 2008	111	119
Additional paid-in capital	49,306	51,280
Warrants	1,330	1,322
Accumulated deficit	(9,692)	(12,281)
Treasury stock, at cost – 777,371 shares for December 31, 2007 and March 31, 2008, respectively	(3,592)	(3,592)
Accumulated other comprehensive income	29,862	7,593
Total shareholders’ equity	67,325	44,441
Total liabilities and shareholders’ equity	$96,967	$54,671

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2007	2008
Sales
Projects	$812	$1,908
Catalytic regeneration services	—	2,249
Services	206	119
Other	21	19
	1,039	4,295
Cost of sales
Projects	581	1,307
Catalytic regeneration services	—	1,491
Services	173	99
Other	—	—
	754	2,897
Gross profit	285	1,398
Operating expenses:
Research and development expenses	130	51
Selling, marketing, general and administrative expenses	810	2,553
Total operating expenses	940	2,604
Operating loss	(655)	(1,206)
Gain on early redemption of convertible debentures	—	1,259
Finance expense, net	(26)	(2,988)
Loss before taxes on income	(681)	(2,935)
Tax benefit (expense) on income	(2)	642
Loss from operations of the Company and its consolidated subsidiaries	(683)	(2,293)
Minority interests	—	(9)
Share in losses of Paketeria	(187)	(287)
Net loss	$(870)	$(2,589)

Basic and diluted loss per share:
Net loss per share – basic and diluted	$(0.09)	$(0.23)
Weighted average number of shares outstanding - basic and diluted	9,507	11,050

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balances as of December 31, 2007	11,135	$111	$49,306	$1,330	$(9,692)	$(3,592)	$29,862	$67,325

Net loss	—	—	—	—	(2,589)	—	—	(2,589)

FAS 115 adjustment on Comverge shares, net of deferred taxes	—	—	—	—	—	—	(22,392)	(22,392)
Differences from translation of financial statements of subsidiaries	—	—	—	—	—	—	123	123
Comprehensive loss	—	—	—	—	—	—	—	(24,858)

Intrinsic value of beneficial conversion feature of convertible debentures at extinguishment	—	—	(1,259)	—	—	—	—	(1,259)

Exercise of options and warrants	52	—	129	(8)	—	—	—	121

Conversion of Debentures	780	8	2,955	—	—	—	—	2,963

Stock option compensation	—	—	149	—	—	—	—	149
Balances as of March 31, 2008	11,967	$119	$51,280	$1,322	$(12,281)	$(3,592)	$7,593	$44,441

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three months ended March 31,
	2007	2008
Cash flows provided by (used in) operating activities:
Net loss	$(870)	$(2,589)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	32	290
Share in losses of Paketeria	168	287
Increase (decrease) in liability for employee termination benefits	(252)	240
Deferred income taxes	—	(646)
Amortization of stock-based deferred compensation	289	149
Amortization of beneficial conversion feature, debt origination costs and value of warrants in private placement of Debentures	—	3,064
Gain on early redemption of Debentures	—	(1,259)
Provision of loan and accrued interest to investee company	—	248
Minority interests	—	9
Other	1	9
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable, unbilled work-in process and other current and other assets	(172)	40
Increase in inventory	—	(100)
Increase (decrease) in accounts payable and other liabilities	38	(978)
Net cash used in operating activities	(766)	(1,236)
Cash flows provided by (used in) investing activities:
Investment in GridSense	—	(1,153)
Restricted cash	—	(1,388)
Loans to investee and potential investee companies	—	(2,877)
Transaction costs in 2007 acquisition of SCR Tech	—	(927)
Amounts funded for employee termination benefits	73	(167)
Utilization of employee termination benefits	(46)	—
Acquisitions of property and equipment	(76)	(110)
Net cash used in investing activities	(49)	(6,622)
Cash flows provided by (used in) financing activities:
Short-term debt borrowings (repayments), net	(302)	164
Proceeds from long-term debt	107	—
Proceeds from convertible debentures with warrants net of transaction costs	3,685	—
Redemption of convertible debentures	—	(3,443)
Repayments of long-term debt	(35)	(67)
Issuance of shares to minority shareholders in consolidated subsidiary	—	1,948
Proceeds from employee stock option and warrant exercises	114	121
Net cash provided (used in) by financing activities	3,569	(1,277)
Net increase (decrease) in cash and cash equivalents	2,754	(9,135)
Cash and cash equivalents at beginning of period	1,521	19,644
Cash and cash equivalents at end of period	4,275	10,509

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

Non-cash items:
Unrealized loss from Comverge shares		37,319
Reduction of deferred tax liability with respect to unrealized loss from Comverge shares		14,927
Non-cash financing and investing items
Conversion of Debentures to common stock and additional paid-in-capital		2,963
Value of beneficial conversion feature upon issuance of convertible debentures	2,125
Adjustment of retained earnings and other current liabilities with respect to the adoption of FIN 48	305

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Acorn Energy, Inc. (“AEI”) and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2: New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS 141. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company is required to adopt SFAS 141(R) and SFAS 160 simultaneously in its fiscal year beginning January 1, 2009. The provisions of SFAS 141(R) will only impact the Company if it is party to a business combination after the pronouncement has been adopted. The Company is currently evaluating the effects, if any, that SFAS 160 may have on its financial position, results of operations and cash flows.

In June 2006, the Emerging Issues Task Force (EITF), reached a consensus on Issue No. 06-01, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider” (EITF No. 06-01). EITF 06-01 provides guidance on the accounting for consideration given to third party manufacturers or resellers of equipment which is required by the end-customer in order to utilize the service from the service provider. EITF 06-01 is effective January 1, 2008 for the Company. The adoption of EITF 06-01 did not have a material impact on the Company’s results of operations and financial position.

In June 2007, the Emerging Issues Task Force (EITF) reached Issue No. 07-03, "Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities" (EITF No. 07-03). EITF No. 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. The provisions of EITF 07-03 are effective January 1, 2008 for the Company. The adoption of EITF 07-03 had no material impact on the Company’s results of operations and financial position.

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

Note 3: Investment in Comverge Inc. (Comverge)

As of March 31, 2008, all of the Company’s 1,763,665 Comverge shares are accounted for as “available-for-sale” under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly the Company recorded its investment in Comverge based on Comverge’s share price of $10.33 at March 31, 2008 and reflected a decrease of $37,319 to its investment balance by recording those shares at fair market value (to $18,219). In addition, the Company reduced the previously recorded deferred tax liability associated with the recording of those shares at fair market value by $14,927. The net reduction of $22,392 was recorded to Accumulated Other Comprehensive Income.

Note 4: Investment in GridSense Systems Inc. (GridSense)

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

The Company was the lead investor in the placement acquiring 15,714,285 shares and 15,714,285 warrants for C$1,100 (approximately $1,100) plus transaction costs of approximately $53. The 15,714,285 shares acquired by the Company in the placement represent 24.52% of GridSense's issued and outstanding shares. If the Company exercises all of the 15,714,285 warrants acquired in the placement, it will own 31,428,570 GridSense common shares, representing 39.37% of GridSense's issued and outstanding shares.

The Company’s investment in GridSense is accounted for using the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The Company has not recorded its share of income/losses in GridSense for the period from January 2, 2008 to March 31, 2008 of as the Company has not been able to receive timely financial information. This will result in a lag period of three months in the reporting of the Company's share of income or losses in GridSense. The Company has not yet allocated the purchase price of its investment in GridSense to identifiable intangibles as it is awaiting finalization of its preliminary independent appraisal for the allocation of its purchase price. The Company will begin to amortize any acquired intangibles identified in the independent appraisal beginning in the second quarter of 2008.

Note 5—Investment in Paketeria AG (Paketeria)

The Company currently owns approximately 31% of Paketeria’s outstanding shares and accordingly, records 31% of Paketeria’s losses as equity loss in Paketeria.

The Company’s Share of losses in Paketeria is comprised of the following:

	Three months ended March 31, 2007	Three months ended March 31, 2008
Equity loss in Paketeria	$(133)	$(258)
Amortization expense associated with acquired non-compete and franchise agreements	(35)	(29)
Stock compensation expense	(19)	—
Share of losses in Paketeria	$(187)	$(287)

During the three months ended March 31, 2008, the Company lent Paketeria€503 ($762, based upon the then current exchange rates) on a series of promissory notes. The promissory notes bear interest at the rate of 8.0%. The promissory notes are due on the earlier of December 31, 2008 or upon the completion of any transaction in which Paketeria raises funds through the any equity and/or debt financing. The promissory note balances are included in Other Current Assets in the Consolidated Balance Sheets. The Company is to receive additional warrants as a result of its loans to Paketeria. The number of warrants and their terms have not yet been determined.

Note 6: Goodwill and Other Intangible Assets

There were no acquisitions or impairments of goodwill recorded during the three-month period ended March 31, 2008. The Company’s goodwill is related to both its SCR segment ($3,714) and its RT Solutions segment ($231).

The Company’s amortizable intangible assets consisted of SCR technologies and RT Solutions intangibles (see below). The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2007 to March 31, 2008 were as follows:

	SCR Technologies		RT Solutions Intangibles
	Cost	Accumulated amortization	Cost	Accumulated amortization	Net
Balance at December 31, 2007	$5,511	$(81)	$557	—	$5,987
Amortization	—	(137)	—	(27)	(164)
Balance at March 31, 2008	$5,511	$(218)	$557	$(27)	$5,823

All intangible assets are being amortized over their estimated useful lives, which were estimated to be ten years for SCR Technologies and seven years for RT Solutions intangibles. Amortization expense for each of the three months ended March 31, 2007 and 2008 amounted to $6 and $164, respectively. Amortization expense with respect to intangible assets is estimated to be $631 per year for each of the years ending March 31, 2009 through 2013.

Note 7: Other Assets

At March 31, 2008, Other Assets includes a $1,000 secured promissory note from Software Innovation, Inc., a Canadian company with whom the Company has entered into a letter of intent to acquire. The promissory note bears interest at a rate of 12% per year and is due on December 31, 2010. Software Innovation is the developer of Coreworx™ a world-leading software tool for capital project collaboration. Coreworx™ is currently utilized to manage the construction of hundreds of major capital projects, including offshore oil wells, refineries, mining operations and power plants around the world. Completion of the transaction remains subject to due diligence and execution of definitive documentation. During the three month period ended March 31, 2008, the Company recorded interest income of $5 with respect to the promissory note.

At March 31, 2008, Other Assets also includes a $200 on a convertible promissory note from Environmental Energy Services, Inc. (EES) in contemplation of the Company’s CoaLogix subsidiary’s acquisition of substantially all the assets of EES. As CoaLogix did not enter into a definitive agreement with EES by the defined target date in the convertible promissory note, the initial interest rate on the convertible promissory note was increased from 8% per year to 11% per year and the due date was fixed at February 28, 2011. CoaLogix may convert the $200 into 2.0% of the common stock of EES until May 31, 2008.

During the first quarter of 2008, the Company lent an affiliated company $245 on a promissory note that was to bear interest at a rate of 8% per year and was due on January 30, 2010. At the end of the first quarter of 2008, the Company took a provision against the loan due to questionable collectibility and included the expense in selling, marketing and general administrative expense in the first quarter.

Note 8: Redemption of Convertible Redeemable Subordinated Debentures

On January 29, 2008 the Company completed the redemption of all of its outstanding 10% Convertible Redeemable Subordinated Debentures due March 2011. Subsequent to the Company’s announcement of redemption, the holders of the debentures elected to convert approximately $2,963 into approximately 780,000 shares of the Company’s common stock, at a conversion price of $3.80 per share. The remaining $3,443 principal amount of Debentures was redeemed in accordance with the notice of redemption. As a result of the early redemption of the Debentures, the remaining balance of unamortized beneficial conversion features, warrants and debt origination costs of $3,064 was written off to interest expense in the first quarter of 2008. In accordance with applicable accounting standards, the Company recorded a non-cash gain of $1,259 on the redemption of the Debentures from the reacquisition of the beneficial conversion feature.

Note 9: Minority Interests

On February 29, 2008, the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with the Company’s wholly-owned CoaLogix Inc. subsidiary (“CoaLogix”) and EnerTech Capital Partners III L.P. (“EnerTech”) pursuant to which EnerTech purchased from CoaLogix a 15% interest in CoaLogix for $1,948. Such interest was reflected in the Company’s Consolidated Balance Sheets as Minority Interests. The Company owns 85% of CoaLogix following the transaction. The Company recorded a gain of $3 as a result of the investment by EnerTech. Such gain is included in Selling, Marketing, General and Administrative expenses. The minority interests’ share of CoaLogix’s first quarter 2008 net income was $9.

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

Note 10: Stock Options and Warrants

(a) Acorn Stock Options

A summary of stock option activity for the three months ended March 31, 2008 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,684,000	3.09	3.1 years
Granted at market price	285,000	5.21
Exercised	(47,500)	2.28		$125
Forfeited or expired	—	—
Outstanding at March 31, 2008	1,921,500	3.42	3.4 years	$2,821
Exercisable at March 31, 2008	1,349,498	2.99	2.8 years	$2,526

The weighted average grant date fair value of the 285,000 stock options granted during the first three months of 2008 was $3.35 per share. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	74%
Expected term (years)	5.7 years
Risk free interest rate	2.5%
Expected dividend yield	0.0%

Total stock-based compensation expense included in the Company’s statements of operations for the three months ended March 31, 2007 and 2008, respectively, was:

	Three months ended March 31, 2007	Three months ended March 31, 2008
Cost of sales	$21	$—
Selling, marketing, general and administrative expenses	249	149
Share of losses in Paketeria	19	—
Total stock based compensation expense	$289	$149

(b) Warrants

A summary of stock warrants activity for the three months ended March 31, 2008 is as follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2007	986,506	3.89	4.01
Granted	—
Exercised	(4,717)	2.78
Forfeited or expired	—
Outstanding and exercisable at March 31, 2008	981,789	3.89	3.76

Note 11: Warranty Provision

The following table summarizes the changes in accrued warranty liability from the period from December 31, 2007 to March 31, 2008:

Gross Carrying Amount
Balance at December 31, 2007	$107
Warranties issued and adjustment of provision	—
Warranty claims	—
Balance at March 31, 2008	$107

Note 12: Fair Value Measurement

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Although the adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations or cash flows, the company is required to provide additional disclosures within its condensed consolidated financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within SFAS 157 distinguishes between three levels of inputs that may be utilized when measuring fair value including level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and level 3 inputs (unobservable inputs supported by little or no market activity based on the company’s own assumptions used to measure assets and liabilities). A financial asset’s or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company also adopted FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years after November 15, 2007. The Company did not elect to apply the fair value option available under SFAS 159 for any of its eligible instruments.

Financial assets and liabilities measured at fair value on a recurring basis as at March 31, 2008 consisted of the following:

	Level 1	Level 2	Total

Available for sale securities	18,219	—	18,219

Marketable securities that are classified in level 1 consist of available-for-sale securities for which market prices are readily available. Unrealized gains or losses from available-for-sale securities are recorded in accumulated other comprehensive (loss) income.

Note 13: Segment Information

The Company’s current operations are based upon two operating segments:

•
RT Solutions whose activities are focused on two areas - naval solutions and other real-time and embedded hardware & software development. RT Solutions activities are provided through the Company’s DSIT Solutions Ltd. subsidiary.

•
SCR (Selective Catalytic Reduction) Catalyst and Management Services conducted through the Company’s recently created CoaLogix subsidiary which provides catalyst regeneration technologies and management services for selective catalytic reduction (SCR) systems used by coal-fired power plants to reduce nitrogen oxides (NOx) emissions. As these activities were acquired in November 2007, there are no comparative results reported for these activities for the three months ended March 31, 2007.

Other operations include various operations in Israel that do not meet the quantitative thresholds of SFAS No. 131.

	RT Solutions	SCR	Other	Total
Three months ended March 31, 2008:
Revenues from external customers	$1,682	$2,249	$364	$4,295
Intersegment revenues	—	—	—	—
Segment gross profit	564	758	76	1,398
Segment income (loss)	83	183	(35)	231

Three months ended March 31, 2007:
Revenues from external customers	$700	—	$339	1,039
Intersegment revenues	—	—	—	—
Segment gross profit	196	—	89	285
Segment income (loss)	57	—	(83)	(26)

Reconciliation of Segment Income (Loss) to Consolidated Net Loss

	Three months ended March 31,
	2007	2008
Total income for reportable segments	$57	$266
Other operational segment loss	(83)	(35)
Total operating income (loss)	(26)	231
Share of losses in Paketeria	(187)	(287)
Minority interests	—	(9)
Gain on early redemption of Debentures	—	1,259
Net loss of corporate headquarters and other unallocated costs*	(657)	(3,783)
Total consolidated net loss	$(870)	$(2,589)

* In 2008, includes $3,064 of interest expense recorded associated with the early redemption of the Company’s Convertible Debentures (see Note 8) and $646 of tax benefits.

Note 14: Subsequent Events

Strategic Alliance and License Agreement with Solucorp Industries, Ltd.

On May 9, 2008, the Company’s CoaLogix subsidiary signed an agreement to pay an upfront $2,000 license fee and subsequent royalties on net sales (as defined) to obtain the exclusive worldwide commercialization and marketing rights to Solucorp Industries, Ltd. (SLUP.PK) IFS-2C technology for the fixation of heavy metals, such as mercury, for the electric power generation industry. The agreement grants CoaLogix exclusive worldwide marketing rights for the technology for a period of ten years with on option to extend for an additional five years. The Company had paid a $650 deposit for the license fee in the first quarter of 2008 which is included in other current assets.

Value of the Company’s Investment in Comverge

As of May 9, 2008, the total market value of the Company’s 1,763,665 Comverge shares was approximately $24.5 million based on a May 9, 2008 closing market price of $13.89 per share.

Income Taxes

In April 2008, the Company received a notification confirming the Company’s exemption from corporate income tax from the State of Delaware. The Company is therefore only subject to Federal income taxes at rate of 34%. In future periods, the Company will determine the value of all deferred tax assets and liabilities at that rate. In addition, as a result of the notification, the Company will eliminate a $225 tax provision previously recorded with respect to the corporate income tax from the State of Delaware in the second quarter of 2008.

ACORN ENERGY, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Developments

Strategic Alliance and License Agreement with Solucorp Industries, Ltd.

On May 9, 2008, our CoaLogix subsidiary signed an agreement to pay an upfront $2 million license fee and subsequent royalties on net sales (as defined) to obtain the exclusive worldwide commercialization and marketing rights to Solucorp Industries, Ltd. (SLUP.PK) IFS-2C technology for the fixation of heavy metals, such as mercury, for the electric power generation industry. The agreement grants CoaLogix exclusive worldwide marketing rights for the technology for a period of ten years with on option to extend for an additional five years.

Redemption of Convertible Debentures

In January 2008, we completed our previously announced redemption of our outstanding 10% Convertible Redeemable Subordinated Debentures due March 2011. Prior to the redemption, the debenture holders converted the $3.44 million convertible portion of the debentures into approximately 900,000 shares of our common stock and the remaining $3.44 million of debentures were redeemed in accordance with the notice of redemption. In accordance with applicable accounting standards, we recorded a non-cash gain of approximately $1.3 million on the redemption of our debentures.

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

Comverge

The market value of our 1,763,665 common shares of Comverge on March 31, 2008 was approximately $18.2 million based on a market share price of $10.33 on that date. Since March 31, 2008, the share price of Comverge’s shares have risen and currently (as of May 9, 2008) our shares in Comverge have a value of $24.5 million based on a market share price of $13.89 per share.

Paketeria

In April 2008, Paketeria announced that it would shortly open five new branches in a trial project together with the Association of the German Volksbanken and Raiffeisenbanken (BVR) to compete with the Deutsche Post. The purpose of this project is to fill the gap left by Deutsche Post when it closed their branches. If the project is successful, the concept will be extended to over one-thousand Volksbanks.

Thus far in 2008, we have provided Paketeria with approximately $1 million of loans in order to provide it with additional temporary financing to help it support its operations until it is able to raise funds through the sale by existing shareholders of shares through the escrow arrangement from Paketeria’s listing on the Frankfurt Stock Exchange (see our Annual Report on Form 10K) or other sources.

GridSense

On January 2, 2008, we participated in a transaction where we were the lead investor in a private placement by GridSense Systems Inc. (“GridSense”), acquiring 15,714,285 shares and 15,714,285 warrants for C$1.1 million (approximately $1.1 million). The 15,714,285 shares acquired by us in the placement represent 24.52% of GridSense's issued and outstanding shares. If we exercise all of the 15,714,285 warrants acquired in the placement, we will own 31,428,570 GridSense common shares, representing 39.37% of GridSense's issued and outstanding shares.

Restricted Cash

In January 2008, we transferred $1 million (in addition to the $1.5 million transferred in 2007) to a bank in Israel as security for a guarantee the bank has provided to the Israel Ministry of Defense in connection with a $7.5 million naval project being performed by our DSIT subsidiary. The cash is restricted and is expected to be unavailable to us until early 2009 at which time we expect a significant portion to be released.

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

Pursuant to a “safe harbor” provision under the Investment Company Act rules, we would be exempt from regulation as an investment company, if, among other things, we were deemed to primarily control Comverge. In order to primarily control Comverge, we would need to own more than 25% of its voting securities and be Comverge’s single largest shareholder. As a result of (1) the Comverge IPO in April 2007 which resulted in the substantial dilution of our equity position, and (2) the resulting termination of our voting agreements with other shareholders, we are likely to be deemed to no longer have primary control of Comverge. As a result, as of the end of our fiscal quarter ending June 30, 2007, we may have fallen within the definition of an investment company, without any applicable exemption.

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

Our management and Board of Directors has formulated plans and is implementing plans for returning the Company to compliance with the numerical tests for exemption from investment company status as soon as possible and no later than June 30, 2008. These plans include the acquisition of one or more wholly-owned, majority-owned, or primarily-controlled operating businesses and the sale of a substantial portion of our Comverge shares. Our 2007 purchase of SCR-Tech, our sale of Comverge shares and our additional investment in our majority-owned and primarily-controlled subsidiary has significantly reduced the percentage of the total value of our assets represented by investment securities. The Board has not yet performed a valuation of our assets after giving effect to such transactions.

We remain committed to coming into compliance with the numerical tests for exemption from investment company status as soon as possible and no later than June 30, 2008. We may need to sell and/or distribute additional Comverge shares, acquire a suitable operating business or businesses and take other actions to come into compliance with the Investment Company Act. There is no assurance that we will be able to successfully complete those steps by June 30, 2008. While we could request an order from the SEC to give us additional time beyond the one year period allowed by Rule 3a-2 to take the actions necessary to come into compliance with the Investment Company Act, the Board of Directors has not yet determined the need to request such an order and there is no assurance that such an order would be granted.

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

Through our majority-owned operating subsidiaries we provide the following services:

•	RT Solutions. Real time software consulting and development services provided through the Company’s DSIT subsidiary, with a focus on port security for strategic energy installations.

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

Our equity affiliates and entities in which we own significant equity interests are engaged in the following activities:

•	Comverge Inc. Energy intelligence solutions for utilities and energy companies through demand response.

•
Paketeria AG. Owner and franchiser of a full-service franchise chain in Germany that combines eight services (post and parcels, electricity, eBay dropshop, mobile telephones, copying, printing, photo processing and printer cartridge refilling) in one store.

•	GridSense Systems Inc. Provides remote monitoring and control systems to electric utilities and industrial facilities worldwide.

•	Local Power, Inc. Consultation services for Community Choice Aggregation.

During the periods included in this report, we had operations in two reportable segments: providing catalyst regeneration technologies and management services for SCR systems and RT Solutions which is conducted through our DSIT subsidiary. The following analysis should be read together with the segment information provided in Note 12 to the interim unaudited consolidated financial statements included in this quarterly report, which information is hereby incorporated by reference into this Item 2.

RT Solutions

Segment revenues increased by $1.1 million or 140% in the first quarter of 2008 as compared to the first quarter of 2007. The increase in sales was the result of the acquisition of two significant projects in mid-2007.

•	A NIS 30 million (approximately $7.9 million at March 31, 2008) order for a sonar and underwater acoustic system for the Israeli Ministry of Defense, and

•	An order to supply what we believe to be the world’s first underwater surveillance system to protect a strategic coastal energy installation.

Our increased sales are a direct result of our progress in those projects. Segment revenues for the first quarter of 2008 were also approximately $0.6 million higher than those of the fourth quarter of 2007. The increased sales compared in the fourth quarter of 2007 were due to increased sales in both our abovementioned naval projects and increases in our embedded hardware and software development projects. Our gross profits also increased (from $0.2 million in the first quarter of 2007 and $0.4 million in the fourth quarter of 2007 to $0.6 million in the first quarter of 2008) as a result of the increased sales from our two significant projects. Our gross margins increased from the first quarter of 2007 from 28% to 34% in the first quarter of 2008, but decreased slightly from 36% in the fourth quarter of 2007. The increase in gross margin from the first quarter of 2007 was due the previously mentioned naval projects.

Our projected growth in sales in 2008 is expected to come primarily from our naval solutions projects with sales from our embedded hardware and software development projects expected to be at least at the level of 2007 sales. In the first quarter of 2008, we received new orders for embedded hardware and software development projects of over $2 million. We anticipate our 2008 sales to increase based on our abovementioned contract with the Israeli MOD for which we currently have a backlog of approximately $5.8 million. In addition, we anticipate receiving in the second half of 2008 a number of significant naval solutions contracts for additional underwater surveillance systems to protect strategic coastal energy installations.

CoaLogix/SCR

CoaLogix is focused on providing cutting edge services to coal-fired generating facilities to reduce their environmental footprint through technology, optimization and efficiency improvements. CoaLogix currently owns SCR-Tech which provides SCR (selective catalyst reduction) services to power plants, including a proprietary technology to regenerate catalyst. We acquired SCR-Tech and began consolidating its results in November 2007. As such, we have not presented comparative data for SCR-Tech’s results. In the first quarter of 2008, SCR-Tech secured new contracts from major U.S. companies representing more than double its entire 2007 sales. Included in these contracts are a three year and a five year contract bundling selective catalytic reduction (SCR) management services and time sensitive regeneration during planned outages. The contracts represent three new and five repeat customers. SCR-Tech’s sales of $2.2 million during the first quarter of 2008 were their highest quarterly sales ever. At the end of the first quarter, SCR-Tech had a backlog of approximately $9.3 million which we expect to realize over the next two years.

In March 2008, CoaLogix announced its CoalVision 360º strategy and the addition of a strategic partner, EnerTech Capital III, which acquired a 15% interest in CoaLogix. We currently own 85% of CoaLogix following EnerTech’s investment. CoalVision 360º is CoaLogix’s strategy for creating value for its customers and shareholders while fulfilling our industry’s obligations to our ever tightening clean air laws. CoaLogix’s recent agreement with Solucorp Industries, Ltd. to obtain the exclusive worldwide marketing rights to their IFS-2C technology for the fixation of heavy metals is another step in fulfilling the CoalVision 360º strategy.

 Comverge

In January 2008, Comverge’s Enerwise subsidiary entered into a strategic alliance with Eaton Corporation to bring demand response and managed energy service offerings to Eaton and its customers. The offerings include a combination of strategic consulting and energy efficiency solutions. The relationship establishes Eaton's Electrical Group as a recognized channel which will offer Comverge solutions to their customers. Eaton's Electrical Group had sales of $4.2 billion in 2006 and is a recognized leader in electrical control, power distribution, uninterruptible power systems and industrial automation products and services.

In February 2008, Comverge’s subsidiary, Public Energy Solutions, was awarded a demand side management energy efficiency contract with Con Edison aimed at reducing base load energy requirements of commercial customers of Con Edison in Lower Manhattan.

The limited program build out will begin in the third quarter of 2008 followed by a full scale roll out of the program in 2009 through 2012. If the contract is performed as contemplated, Comverge is expected to recognize revenues of approximately $67 million over the installation and build out phase as customers sign up and equipment is installed. Public Energy Solutions, a Comverge company, is responsible for customer solicitation, assessment of energy reduction potential, and equipment and its installation.

In April 2008, Comverge entered into a Virtual Peaking Capacity(R) (VPC) contract with Southern Maryland Electric Cooperative (SMECO) to provide up to 75 megawatts of clean electricity capacity. With a demand response program in place, SMECO will be able to use the program to reduce its peak capacity needs and better control the energy costs that it charges to its retail customers. This contract brings the total contracted revenues for Comverge to $357 million and total megawatts to 1,880.

Paketeria

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

In December 2007, Paketeria’s shares were listed under the symbol “AOSTYL” on the Open Market (Freiverkehr) of the Frankfurt Stock Exchange and became eligible for trading. In connection with the listing and the escrow arrangements the Paketeria shareholders agreed to lock up certain of their shares for up to one year from the listing date. Under the lock-up agreement, shareholders may not offer, pledge, allot, sell or otherwise transfer or dispose of directly or indirectly any shares of Paketeria.

There is currently a limited market for Paketeria’s shares on this market. From the listing date to May 9, 2008, 930 shares of Paketeria were sold by the German investment bank responsible for the initial listing.

Thus far in 2008, we have provided Paketeria with approximately $1 million of loans in order to provide it with additional temporary financing to help it support its operations until it is able to raise funds through the sale by existing shareholders of shares through the escrow arrangement from Paketeria’s listing on the Frankfurt Stock Exchange (see our 10K filing) or other sources. These advances are to be repaid by December 31, 2008.

In April 2008, Paketeria announced that it would shortly open five new branches in a trial project together with the Association of the German Volksbanken and Raiffeisenbanken (BVR) to compete with the Deutsche Post. The purpose of this project is to fill the gap left by Deutsche Post when it closed their branches. If the project is successful, the concept will be extended to over one-thousand Volksbanks.

Paketeria continues to look for additional outside equity or debt financing to assist it in its expansion.

GridSense

GridSense Systems Inc. is an industry leader in providing remote monitoring and control systems to electric utilities and industrial facilities worldwide. The company's offerings, developed in collaboration with utilities, provide superior power quality/reliability monitoring and demand-side management capabilities. Electric companies deploy these systems primarily in metropolitan, suburban, and rural electricity grids for the detection, prevention, and mitigation of disturbances and irregularities in the supply of electricity. Through its wholly owned subsidiaries in Australia, CHK GridSense Pty Ltd. and GridSense Inc in USA, GridSense has been serving a growing base of customers for over 25 years, and currently in Australasia, North America, and Western Europe. GridSense is a reporting issuer in British Columbia and Alberta and trades on the TSX Venture Exchange under the symbol "GSN."

In January 2008, GridSense closed on a non-brokered private placement financing for gross proceeds of C$1.7 (approximately $1.7 million) originally announced on October 15, 2007. The placement consisted of 24,285,714 units at $0.07 per unit, each unit being comprised of one common share and one share purchase warrant. Each warrant entitles the holder to acquire an additional common share at $0.10 per share until July 2, 2008. The shares, and any shares acquired on exercise of the warrants, are subject to a four month hold period which expires May 3, 2008.

Net proceeds of the private placement will be applied towards accelerating product enhancements, completing commercialization of new products in the development pipeline, buttressing the sales and support organization to meet increasing demand especially in the North American market, expansion into the China marketplace, and general working capital.

In January 2008, GridSense also announced that it entered into an asset purchase agreement, subject to regulatory approval, to acquire 100% of Transformer Contracting, Inc., a California corporation specializing in transformer and substation monitoring. As consideration for this transaction, Gridsense agreed to deliver cash and a promissory note for a combined total of approximately $325,000 and to issue 3,000,000 shares of GridSense common stock.

The acquisition combines GridSense's proven transmission and distribution offerings and its global utility distribution channels with the commercial-ready, advanced monitoring systems developed by Transformer Contracting, Inc for transformers and substations.

We account for our GridSense investment the equity method and, as such, we will record approximately 25% of its income/loss in our consolidated results. We have not recorded our share of GridSense results for the first quarter of 2008 as we have not yet received their results. We will record GirdSense’s first quarter results in the second quarter of 2008.

Local Power

Over the past months, Local Power has developed several previously identified business opportunities.  In Sonoma County Local Power has recently been retained by the Sonoma Climate Action Campaign (SCAC) to procure for a CCA a data request from PG&E.  Local Power has proposed another contract with the Sonoma County Water Agency. Local Power also has a number of significant contract proposals outstanding in San Francisco for which they expect to be retained for either monitoring or implementation contracts the coming quarters.

Corporate

In January 2008, we completed the redemption of our outstanding 10% Convertible Redeemable Subordinated Debentures due March 2011. Prior to the redemption, the debenture holders converted the entire $3.44 million convertible portion of the debentures into approximately 900,000 shares of Acorn common stock and the remaining $3.44 million of debentures were redeemed in accordance with the notice of redemption. In accordance with applicable accounting standards, we recorded a non-cash gain of approximately $1.3 million on the redemption of our debentures. Following the debenture redemption, we have no corporate debt and approximately $8.7 million in unrestricted cash (at the end of April 2008). We continue to have significant corporate cash expenses and will continue to expend in the future, significant amounts of funds on professional fees and other costs in connection with our strategy to seek out and invest in companies that fit our target business model.

In February 2008, we entered into a letter of intent to acquire Software Innovation, Inc. of Waterloo, Ontario. Software Innovation is the developer of Coreworx(TM) a world-leading software tool for capital project collaboration Coreworx(TM) is currently utilized to manage the construction of hundreds of major capital projects, including offshore oil wells, refineries, mining operations and power plants around the world. In connection with the letter of intent, we lent Software Innovation $1 million. The contemplated acquisition is part of Acorn's goal of improving the productivity of global energy infrastructure. Completion of the transaction remains subject to our due diligence and execution of definitive documentation.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three months ended March 31, 2007 and 2008, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. Our results for the three months ended March 31, 2008 include the results of our newly acquired SCR-Tech subsidiary. As such, results for the three months ended March 31, 2008 may not be comparable to the results for the three months ended March 31, 2007 without negating the effect of SCR-Tech’s results.

	Three months ended March 31,				Change from 2007 to
	2007		2008		2008
	($,000)	% of sales	($,000)	% of sales	%
Sales	$1,039	100%	$4,295	100%	313
Cost of sales	754	73	2,897	67	284
Gross profit	285	27	1,398	33	391
R&D expenses	130	13	51	1	(61)
SMG&A expenses	810	78	2,553	59	215
Operating loss	(655)	(63)	(1,206)	(28)	84
Gain on early redemption of Debentures	—	—	1,259	29
Finance expense, net	(26)	(3)	(2,988)	(70)
Loss before taxes on income	(681)	(66)	(2,935)	(68)	331
Tax benefit (expense) on income	(2)	0	642	15
Loss from operations of the Company and its consolidated subsidiaries	(683)	(66)	(2,293)	(53)	236
Minority interests	—	—	(9)	0
Share in losses of Paketeria	(187)	(18)	(287)	(7)	53
Net loss	$(870)	(84)	$(2,589)	(60)	198

Sales. Sales in the first quarter of 2008 increased by $3.3 million or 313% from $1.0 million in the first quarter of 2007 to $4.3 million in the first quarter of 2008. The increase in sales is attributable to SCR-Tech sales in the first quarter of 2008 of $2.3 million and an increase in DSIT sales of 97% or $1.0 million. The increase in DSIT sales was wholly attributable to an increase in RT Solutions segment sales which was the primarily due to two naval projects being performed by our DSIT subsidiary which began in the third quarter of 2007.

Gross profit. Gross profits in the first quarter of 2008 increased by $1.1 million or 391% as compared to the first quarter of 2007. The increase in gross profits is attributable to SCR-Tech gross profits in the first quarter of 2008 of $0.8 million and an increase in DSIT gross profits of 128% or approximately $0.3 million. The increase in DSIT gross profits was wholly attributable to the abovementioned increase in RT Solutions segment sales. Gross margin also increased from 27% in the first quarter of 2007 to 33% in the first quarter of 2008. The increased gross margin is attributable to SCR-Tech’s gross margin of 34% as well as DSIT’s increased gross margin of 31%. DSIT’s increased gross margin in the first quarter of 2008 is due to the increased gross margin in its RT Solutions segment (34% in the first quarter of 2008 as opposed to 28% in the first quarter of 2007) and to the increased margins in its naval solutions projects in particular.

 Selling, marketing, general and administrative expenses (“SMG&A”). SMG&A in the first quarter of 2008 increased by $1.7 million as compared to the first quarter of 2007. A portion of the increase is attributable to SCR-Tech’s SMG&A costs of $0.6 million. In addition, in 2007, senior management in our DSIT subsidiary waived approximately $0.2 million of liabilities DSIT had to them in order to shore up its results and maintain its working relationship with its banks. The remaining increase in our SMG&A costs is due to increased professional fees reflecting a higher level of corporate activity in connection with our strategy to seek out and invest in companies that fit our target business model combined with the provision of $0.2 million against a loan to an affiliated company

Gain on early redemption of Debenture. In accordance with applicable accounting standards, we recorded a non-cash gain of approximately $1.3 million in connection with the January 2008 redemption of our Convertible Debentures.

Finance expense, net. The increase in finance expense in the first quarter of 2008 compared with the first quarter of 2007 is due to the interest expense of $3.1 million recorded with respect to the write-off of the remaining balances of debt origination costs, warrants value and beneficial conversion features in the early redemption of our convertible debentures.

Taxes on income. In the first quarter of 2008, we had an income tax benefit of $0.6 million due to the recording of a deferred tax assets.

Share of losses in Paketeria. In the first quarter of 2008, we recorded a loss of $258,000 representing our approximately 31% share of Paketeria’s losses for the period. In addition, we also recognized additional losses totaling $29,000 with respect to amortization related to the acquired value of a non-compete agreement and franchises.

Liquidity and Capital Resources

As of March 31, 2008, we had working capital of $12.8 million, including $10.5 million of cash and cash equivalents not including restricted cash of $2.9 million (of which approximately $0.4 million has already been released and of which we expect to an additional $1.1 million to be released in the first quarter of 2009). Net cash used in the three months ended March 31, 2008 was $9.1 million. Net cash of $1.2 million was used in operating activities during the first three months of 2008. The primary use of cash in operating activities during the first three months of 2008 was our corporate cash operating expenditures of approximately $1.0 million. Net cash of $6.6 million was used in investing activities, primarily due to our $2.9 million of loans made to Paketeria, Software Innovations and other parties, $1.2 million with respect to our investment in GridSense, $1.0 million with respect to an additional deposit in an Israeli bank as a guarantee for a project being performed by our DSIT subsidiary, approximately $0.4 million of additional restricted cash deposits (which have already been released) and $0.9 million of costs related to our November 2007 acquisition of SCR Tech. Net cash of $1.3 million was used in financing activities, primarily from the redemption of our debentures ($3.4 million). This use of cash was partially offset by the $1.9 million investment made by Enertech in CoaLogix.

As of May 12, 2008 the Company’s corporate operations had an aggregate of approximately $7.4 million in cash and cash equivalents (not including the $2.5 million deposited in an account as a security for a guarantee for DSIT), reflecting a $3.1 million decrease from the balance as of March 31, 2008.

We believe that the cash available and the cash potentially available from any sales of our holdings in Comverge will provide more than sufficient liquidity to finance Acorn’s activities for the foreseeable future and for the next 12 months in particular.

At March 31, 2008, DSIT had approximately $265,000 in Israeli credit lines available to DSIT by an Israeli bank, all of which was then being used. In addition, the bank has allowed DSIT to utilize an additional $114,000 of credit which is secured by deposits made by the Acorn.

At March 31, 2008, DSIT was in technical violation of covenants under its line of credit. This bank is continuing to provide funding to DSIT despite the technical violation and has not formally notified DSIT of any violation or any contemplated action. Acorn has agreed to be supportive of DSIT’s liquidity requirements over the next 12 months.

Contractual Obligations and Commitments

Our contractual obligations and commitments at March 31, 2008 principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and potential severance obligations to Israeli employees and are set forth in the table below.

	Cash Payments Due During Year Ending March 31,
	(amounts in thousands)
Contractual Obligations	Total	2009	2010- 2011	2012- 2013	2014 and thereafter
Long-term debt	$127	$116	$8	$3	$—
Operating leases (1)	1,281	636	472	173	—
Potential severance obligations to Israeli employees (2)	2,637	—	—	—	2,637
Investment in EnerTech Capital Partners III L.P. (3)	4,600	4,600	—	—	—
Total contractual cash obligations	$8,645	$5,352	$480	$176	$2,637

We expect to finance these contractual commitments from cash on hand and cash generated from operations.

(1) As part of the sale of our Databit computer hardware subsidiary in 2006, we assigned all of the US leases to Databit and no longer have rental expense for facilities in the US. However, the landlords of the properties have not consented to the assignments and we therefore continue to be contingently liable on these leases, which have an annual cost of approximately $120,000 until November 2008. Such costs are included in the table above. Databit has agreed to indemnify us for any liability in connection with these leases.

(2) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and ending salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of March 31, 2008, we accrued a total of $2.6 million for potential severance obligations of which approximately $1.8 million was funded with cash to insurance companies.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit incurred to finance our operations in Israel, whose utilization at March 31, 2008 stood at approximately $379,000. Additionally, our non-US dollar monetary assets and liabilities (net liability of approximately $1.2 million) in Israel are exposed to fluctuations in exchange rates. In addition, $3.0 million, $0.1 million and $0.2 million of our backlog of projects are contracts and orders that are linked to an Israeli Ministry of Defense Index, denominated in Euros and denominated in NIS, respectively. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or foreign currency exchange rate exposures. Our DSIT subsidiary is examining ways to reduce its foreign currency exposure risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

3.1
Certificate of Ownership and Merger dated December 21, 2007 effecting the name change to Acorn Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Acorn Energy, Inc. Current Report on Form 8-K filed on January 3, 2008).

10.1	Employment Agreement, dated as of March 4, 2008, by and between Acorn Energy, Inc. and John A. Moore.

10.2	Common Stock Purchase Agreement, dated as of February 29, 2008, by and between Acorn Energy, Inc. and EnerTech Capital Partners III L.P.

10.3	Stockholders’ Agreement, dated as of February 29, 2008, by and among CoaLogix, Inc., Acorn Energy, Inc. and the other stockholders named therein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: May 20, 2008

By: /s/ Michael Barth
Michael Barth
Chief Financial Officer