Form 10-Q
period 2008-06-30
ACORN ENERGY, INC.
filed 2008-08-14
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2008
Common Stock, $0.01 par value per share	11,387,659 shares

ACORN ENERGY, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended June 30, 2008

TABLE OF CONTENTS

PART I. Financial Information

PART II. Other Information

Item 1.	Legal Proceedings	27

Item 6.	Exhibits	28

Signatures		29

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

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

ASSETS	As of December 31, 2007	As of June 30, 2008
		(unaudited)
Current assets:
Cash and cash equivalents	$19,644	$16,708
Restricted cash	--	2,303
Accounts receivable, net	1,775	1,547
Unbilled work-in-process	1,784	1,443
Inventory	119	527
Other current assets	1,391	2,473
Total current assets	24,713	25,001
Property and equipment, net	1,335	1,446
Available for sale - Investment in Comverge	55,538	14,068
Investment in GridSense	--	996
Investment in Paketeria	1,439	909
Other investments	668	400
Funds in respect of employee termination benefits	1,607	1,940
Restricted cash	1,517	618
Other intangible assets, net	5,987	7,408
Goodwill	3,945	4,154
Other assets	218	2,086
Total assets	$96,967	$59,026
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank credit	$590	$--
Current maturities of long-term debt	171	70
Convertible debt, net	4,237	--
Trade accounts payable	910	907
Accrued payroll, payroll taxes and social benefits	1,118	934
Other current liabilities	3,844	2,109
Total current liabilities	10,870	4,020
Long-term liabilities:
Long-term debt	12	12
Liability for employee termination benefits	2,397	2,888
Deferred taxes	16,038	1,550
Other liabilities	325	424
Total long-term liabilities	18,772	4,874
Minority interests	--	2,143
Shareholders’ equity:
Common stock - $0.01 par value per share:
Authorized - 20,000,000 shares; Issued -11,134,795 shares and 12,165,030 at December 31, 2007 and June 30, 2008	111	121
Additional paid-in capital	49,306	52,672
Warrants	1,330	1,023
Accumulated deficit	(9,692)	(9,181)
Treasury stock, at cost - 777,371 shares for December 31, 2007 and June 30, 2008, respectively	(3,592)	(3,592)
Accumulated other comprehensive income	29,862	6,946
Total shareholders’ equity	67,325	47,989
Total liabilities and shareholders’ equity	$96,967	$59,026

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
Sales
Projects	$1,287	$4,041	$475	$2,133
Catalytic regeneration services	--	3,601	--	1,352
Other	433	260	206	122
	1,720	7,902	681	3,607
Cost of sales
Projects	1,042	2,777	461	1,470
Catalytic regeneration services	--	2,498	--	1,007
Other	337	197	164	98
	1,379	5,472	625	2,575
Gross profit	341	2,430	56	1,032
Operating expenses:
Research and development expenses	233	108	103	57
Selling, marketing, general and administrative expenses	1,859	5,239	1,049	2,686
Total operating expenses	2,092	5,347	1,152	2,743
Operating loss	(1,751)	(2,917)	(1,096)	(1,711)
Gain on early redemption of convertible debentures	--	1,259	--	--
Finance income (expense), net	(371)	(2,900)	(345)	88
Gain on sale of Comverge shares	--	5,782		5,782
Gain on Comverge public offering	16,169	--	16,169	--
Income before taxes on income	14,047	1,224	14,728	4,159
Tax benefit (expense) on income	(5)	2	(3)	(640)
Income from operations of the Company and its consolidated subsidiaries	14,042	1,226	14,725	3,519
Minority interests	--	80	--	89
Share in losses of GridSense	--	(134)	--	(134)
Share in losses of Paketeria	(388)	(661)	(201)	(374)
Net income	$13,654	$511	$14,524	$3,100
Basic and diluted earnings per share:
Net income per share - basic	$1.43	$0.05	$1.52	$0.28
Net income per share - diluted	$1.23	$0.04	$1.21	$0.26
Weighted average number of shares outstanding - basic	9,549	11,138	9,583	11,243
Weighted average number of shares outstanding - diluted	11,366	11,995	12,290	12,138

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balances as of December 31, 2007	11,135	$111	$49,306	$1,330	$(9,692)	$(3,592)	$29,862	$67,325

Net income	--	--	--	--	511	--	--	511

FAS 115 adjustment on Comverge shares, net of deferred taxes	--	--	--	--	--	--	(23,072)	(23,072)
Differences from translation of financial statements of subsidiaries and equity investees	--	--	--	--	--	--	156	156
Comprehensive loss								(22,405)

Intrinsic value of beneficial conversion feature of convertible debentures at extinguishment	--	--	(1,259)	--	--	--	--	(1,259)

Exercise of options and warrants	250	2	1,060	(307)	--	--	--	755

Conversion of Debentures	780	8	2,955	--	--	--	--	2,963

Stock option compensation	--	--	433	--	--	--	--	433

Stock option compensation of subsidiary	--	--	177	--	--	--	--	177
Balances as of June 30, 2008	12,165	$121	$52,672	$1,023	$(9,181)	$(3,592)	$6,946	$47,989

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six months ended June 30,
	2007	2008
Cash flows provided by (used in) operating activities:
Net income	$13,654	$511
Adjustments to reconcile net income to net cash used in operating activities (see Schedule A):	(14,651)	(2,268)
Net cash used in operating activities	(997)	(1,757)
Cash flows provided by (used in) investing activities:
Proceeds from sale of Comverge shares	--	9,682
Investment in GridSense	--	(1,153)
Restricted cash	--	(1,404)
Short-term loans provided to Paketeria	(733)	(1,584)
Loans to investee and potential investee companies and capitalized investment costs	--	(1,987)
Transaction costs in 2007 acquisition of SCR Tech	--	(956)
Amounts funded for employee termination benefits	(26)	(335)
Utilization of employee termination benefits	62	2
Acquisition of license	--	(2,000)
Acquisitions of property and equipment	(167)	(275)
Net cash used in investing activities	(864)	(10)
Cash flows provided by (used in) financing activities:
Short-term debt borrowings (repayments), net	(296)	(590)
Proceeds from long-term debt	107	--
Proceeds from convertible debentures with warrants net of transaction costs	5,840	--
Redemption of convertible debentures	--	(3,443)
Repayments of long-term debt	(62)	(117)
Repayment of related party note payable	(300)	--
Issuance of shares to minority shareholders in consolidated subsidiary	--	2,226
Proceeds from employee stock option and warrant exercises	178	755
Net cash provided (used in) by financing activities	5,467	(1,169)
Net increase (decrease) in cash and cash equivalents	3,606	(2,936)
Cash and cash equivalents at beginning of period	1,521	19,644
Cash and cash equivalents at end of period	$5,127	$16,708

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six months ended June 30,
Schedule A:	2007	2008
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	67	551
Impairment of software license	23	--
Share in losses of Paketeria	356	650
Share in losses of GridSense	--	134
Increase (decrease) in liability for employee termination benefits	(250)	491
Deferred income taxes	--	10
Amortization of stock-based deferred compensation	406	610
Amortization of beneficial conversion feature, debt origination costs and value of warrants in private placement of Debentures	205	3,064
Gain on public offering of investment in Comverge	(16,169)	--
Gain on sale of Comverge shares	--	(5,782)
Gain on early redemption of Debentures	--	(1,259)
Impairment of investment and provision of loan and accrued interest to investee company	--	516
Minority interests	--	(80)
Other	(1)	14
Change in operating assets and liabilities:
Decrease in accounts receivable, unbilled work-in process and other current and other assets	417	47
Increase in inventory	--	(408)
Increase (decrease) in accounts payable and other liabilities	295	(826)
Net cash used in operating activities	(14,651)	(2,268)

Non-cash items:
Value of beneficial conversion feature upon issuance of convertible debentures	$2,570
Unrealized gain (loss) from Comverge shares	$14,043	($37,570)
Amount due from broker on account of options exercised	$325
Reduction of deferred tax liability with respect to unrealized loss from Comverge shares		$14,498
Increase in goodwill with respect to finalizing purchase price allocation		$209
Reduction in intangibles acquired with respect to finalizing purchase price allocation		$250
Reduction in value of put option with respect to finalizing purchase price allocation		$41

Non-cash financing and investing items
Conversion of Debentures to common stock and additional paid-in-capital		$2,963
Value of beneficial conversion feature upon issuance of convertible debentures	$2,570
Adjustment of retained earnings and other current liabilities with respect to the adoption of FIN 48	$305

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to the Company’s prior years’ consolidated financial statements to conform to the current year’s consolidated financial statement presentation.

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

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 07-03, "Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities" (EITF No. 07-03). EITF No. 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. The provisions of EITF 07-03 are effective January 1, 2008 for the Company. The adoption of EITF 07-03 did not have a material impact on the Company’s results of operations and financial position.

In December 2007, the FASB reached a consensus on EITF Issue No. 07-01, "Accounting for Collaborative Arrangements" ("EITF 07-01"). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the Company). The Company does not expect the adoption of EITF 07-01 to have a material impact on its results of operations and financial position.

Note 3: Investment in Comverge Inc. (Comverge)

During the second quarter of 2008, the Company sold 757,367 of its 1,763,665 Comverge shares held at the beginning of 2008. The Company received proceeds of $9,682 from the sales and recorded a pre-tax gain of $5,782.

The Company’s remaining 1,006,298 Comverge shares are accounted for as “available-for-sale” under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly the Company reflected its investment in Comverge based on Comverge’s share price of $13.98 at June 30, 2008 which resulted in a reduction of the carrying value to reflect a fair market value of $14,068. In addition, the Company adjusted the previously recorded deferred tax liability associated with the Comverge shares to $2,404. The net reduction of $23,072 was recorded to Accumulated Other Comprehensive Income.

Note 4: Investment in GridSense Systems Inc. (GridSense)

On January 2, 2008, the Company participated in a private placement financing of total gross proceeds of C$1,700 (approximately $1,700) for GridSense Systems Inc. (CDNX: GSN.V) (“GridSense”). The placement consisted of 24,285,714 units at $0.07 per unit, each unit being comprised of one common share and one share purchase warrant. Each warrant entitles the holder to acquire an additional common share at $0.10 per share until July 2, 2008.

The Company was the lead investor in the placement acquiring 15,714,285 shares and 15,714,285 warrants for C$1,100 (approximately $1,100) plus transaction costs of approximately $53. The 15,714,285 shares acquired by the Company in the placement represents approximately 24.5% of GridSense's issued and outstanding shares. The Company did not exercise any of the 15,714,285 warrants it acquired in the placement and they expired on July 2, 2008. Also in January 2008, GridSense issued 3,000,000 of its shares in an acquisition. The GridSense issuance diluted the Company’s holdings in GridSense to approximately 23.4%.

The Company’s accounts for its investment in GridSense using the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The Company records its share of income or loss in GridSense with a lag of three months as it is not able to receive timely financial information. In the second quarter of 2008, the Company recorded a loss of $112 representing the Company’s weighted average of approximately 23.8% share of GridSense’s losses for the period from January 2, 2008 to March 31, 2008. Based on an independent appraisal, the Company has allocated the $1,153 investment in GridSense as follows:

•	$761 to the value of technologies acquired. The acquired technologies is to be amortized using the straight-line method over ten years.
•
$73 to the value of the customer relationships and $61 to the value of the tradename at the date of the investment. The value of the customer relationships and the tradename are to be amortized using the straight-line method over weighted average 12.5 year period.

•	$25 to the value of the warrants acquired.
•	$233 to non-amortizing goodwill.

All the above components of the Company’s investment are not reflected separately as such in the consolidated balance sheet of the Company, but are reflected as components of the Company’s investment in GridSense. In addition to the Company’s share of losses in GridSense for the period from January 2, 2008 to March 31, 2008, the Company recorded amortization with respect to the identified amortizable intangibles noted above. The Company’s Share of losses in Gridsense is comprised of the following:

	Six months ended June 30, 2008	Three months ended June 30, 2008
Equity loss in GridSense for the period from January 2, 2008 - March 31, 2008	$112	$112
Amortization expense associated with acquired technologies, customer relationships and trademarks	22	22
Share of losses in GridSense	$134	$134

Note 5: Investment in Paketeria AG (Paketeria)

The Company currently owns approximately 31% of Paketeria’s outstanding shares and accordingly, records 31% of Paketeria’s losses as equity loss in Paketeria.

The Company’s Share of losses in Paketeria is comprised of the following:

	Six months ended June 30, 2008	Six months ended June 30, 2007	Three months ended June 30, 2008	Three months ended June 30, 2007
Equity loss in Paketeria	$(592)	$(293)	$(334)	$(161)
Amortization expense associated with acquired non-compete and franchise agreements	(58)	(63)	(29)	(27)
Stock compensation expense	(11)	(32)	(11)	(13)
Share of losses in Paketeria	$(661)	$(388)	$(374)	$(201)

During the six months ended June 30, 2008, the Company lent Paketeria €1,030 ($1,624 based upon current exchange rates) on a series of promissory notes. The promissory notes bear interest at the rate of 8.0%. The promissory notes are due on the earlier of December 31, 2008 or upon the completion of any transaction in which Paketeria raises funds through any equity and/or debt financing. In addition, the Company received warrants to purchase 6,866 shares of Paketeria. If the warrants are exercised prior to December 31, 2008, the exercise price of the warrants will be €75 ($118) unless Paketeria completes a financing through the sale of its common stock of at least €1,000 by December 31, 2008 in which event the exercise price will be the lower of €75 or the price per share in the financing. If no financing has occurred by December 31, 2008, the exercise price will be the price per share of Paketeria’s last financing round.

The amount lent to Paketeria was allocated to the loan and the warrants received based on the relative fair values at time of issuance. The Company allocated $1,561 to the loan portion and $63 to the value of the warrants. The Company is accreting interest on the loan portion until the maturity date of the loan using the effective interest method. The loan balance is included in Other Current Assets.

Note 6: Goodwill and Other Intangible Assets

There were no impairments of goodwill recorded during the six-month period ended June 30, 2008. Upon finalizing the purchase price allocation of the Company’s additional investment in DSIT in November 2007, the Company recorded an increase in goodwill of $209 along with a decrease in acquired intangibles of $250. The Company’s goodwill is related to both its SCR segment ($3,714) and its RT Solutions segment ($440). As a result of the adjustment of the purchase price allocation, the amount allocated to the put option associated with the additional investment in DSIT was reduced by $41.

On May 9, 2008, the Company’s CoaLogix, Inc. (“CoaLogix”) subsidiary entered into a strategic alliance and license agreement with Solucorp Industries, Ltd. pursuant to which CoaLogix obtained exclusive, worldwide commercialization and marketing rights to Solucorp’s IFS-2C technology for use in applications which remove heavy metals, such as mercury, from power plants. The agreement has a term of ten years, with an option in favor of CoaLogix to renew for an additional five-year period. In consideration for its rights under the agreement, CoaLogix paid an upfront license fee of $2,000 and agreed to pay royalties on net sales of, and to share a portion of any royalties received in respect of, licensed product with Solucorp based on specified formula.

The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2007 to June 30, 2008 were as follows:

	SCR		RT Solutions
	Cost	Accumulated amortization	Cost	Accumulated amortization	Net
Balance at December 31, 2007	$5,511	$(81)	$557	--	$5,987
Acquisition of license	2,000	--	--	--	2,000
Adjustment of acquired intangibles upon finalizing purchase price allocation	--	--	(250)	--	(250)
Amortization	--	(303)	--	(26)	(329)
Balance at June 30, 2008	$7,511	$(384)	$307	$(26)	$7,408

All intangible assets are being amortized over their estimated useful lives, which were estimated to be ten years for SCR and seven years for RT Solutions intangibles. Amortization expense for each of the six months ended June 30, 2007 and 2008 amounted to $13 and $329, respectively. Amortization expense with respect to intangible assets is estimated to be $795 per year for each of the years ending June 30, 2009 through 2013.

Note 7: Other Investments

During the second quarter of 2008, the Company recorded an impairment charge of $268 with respect to the Company’s investment in Local Power Inc, (Local Power). The charge is included in selling, marketing and general administrative expense in the second quarter.

During the first quarter of 2008, the Company lent Local Power $245 on a promissory note that bears interest at a rate of 8% per year and is due on January 30, 2010. At the end of the first quarter of 2008, the Company took a provision against the loan due to questionable collectibility and included the expense in selling, marketing and general administrative expense in the first quarter.

Note 8: Other Assets

At June 30, 2008, Other Assets includes a $1,500 secured promissory note from Coreworx, Inc. The Company has entered into a letter of intent to acquire all the outstanding shares of Coreworx. The promissory note bears interest at a rate of 12% per year and is due on December 31, 2010. Coreworx is the developer of Coreworx™ a world-leading software tool for capital project collaboration. Coreworx™ is currently utilized to manage the construction of hundreds of major capital projects, including offshore oil wells, refineries, mining operations and power plants around the world. Completion of the transaction remains subject to due diligence and execution of definitive documentation. During the six month period ended June 30, 2008, the Company recorded interest income of $40 with respect to the promissory note which is also included in Other Assets. Other Assets also includes $93 of transaction costs capitalized in contemplation of the acquisition of Coreworx. (See Note 16).

At June 30, 2008, Other Assets also includes $200 on a convertible promissory note evidencing a loan made by CoaLogix to a company in contemplation of the acquisition by CoaLogix of the assets of that company. CoaLogix did not enter into a definitive agreement with the company by the target date provided for in the convertible promissory note and does not intend to proceed with the acquisition. The note bears interest at the rate of 11% per year and the note is due February 28, 2011. During the six month period ended June 30, 2008, the Company recorded interest income of $7 with respect to the promissory note which is also included in Other Assets.

Note 9: Redemption of Convertible Redeemable Subordinated Debentures

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

Note 10: Minority Interests

On February 29, 2008, the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with the Company’s wholly-owned CoaLogix Inc. subsidiary and EnerTech Capital Partners III L.P. (“EnerTech”) pursuant to which EnerTech purchased from CoaLogix a 15% interest in CoaLogix for $1,948. The Company owns 85% of CoaLogix following the transaction and EnerTech’s interest in CoaLogix was reflected in the Company’s Consolidated Balance Sheets as Minority Interests. The Company recorded an immaterial gain as a result of the investment by EnerTech. During the second quarter of 2008, EnerTech invested an additional $278 in CoaLogix as its 15% share of an aggregate $1,850 additional investment made by the Company and Enertech in CoaLogix. The minority interest’s share of CoaLogix’s net loss for the six and three month periods ending June 30, 2008 was $80 and $89, respectively.

In connection with completing the transaction under the Stock Purchase Agreement, the Company, CoaLogix, EnerTech and the senior management of CoaLogix entered into a Stockholders’ Agreement dated as of February 29, 2008 (the “Stockholders’ Agreement”). Under the Stockholders’ Agreement, EnerTech is entitled to a designate a member of the Board of Directors of CoaLogix. In addition, the Stockholders’ Agreement provides the parties with rights of first refusal and co-sale in connection with proposed transfers of their CoaLogix stock.

Pursuant to the Stockholders’ Agreement, EnerTech also has a right to purchase additional stock to maintain its percentage interest in CoaLogix in the event of certain dilutive transactions. The right may be exercised until such time as the Company’s ownership in CoaLogix is reduced to 75% or CoaLogix completes an initial public offering.

Note 11: Stock Options and Warrants

(a) Acorn Stock Options

A summary of stock option activity for the six months ended June 30, 2008 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,684,000	$3.09	3.1 years
Granted at market price	285,000	$5.21
Exercised	(50,000)	$2.17		$136
Forfeited or expired	--
Outstanding at June 30, 2008	1,919,000	$3.42	3.4 years	$4,100
Exercisable at June 30, 2008	1,359,498	$3.01	2.6 years	$3,553

The weighted average grant date fair value of the 285,000 stock options granted during the first six months of 2008 was $3.35 per share. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	74%
Expected term (years)	5.7 years
Risk free interest rate	2.5%
Expected dividend yield	0.0%

(b) CoaLogix Stock Option Plan

In April 2008, the Company adopted a CoaLogix Inc. 2008 Stock Option Plan (the “Plan”) for its CoaLogix subsidiary to be administrated by the board members of CoaLogix.

In April 2008, CoaLogix granted options to purchase 13,971 of its ordinary shares, to senior management and employees of CoaLogix under the Plan. The options were granted with an exercise price of $126.16 per share and are exercisable for a period of ten years. The options vest over a four year period from the date of grant. Upon exercise of all the options in the Plan, the Company’s holdings in CoaLogix will be diluted from 85% to approximately 76%. During the six and three month periods ending June 30, 2008, $177 was recorded as stock compensation expense with respect to the abovementioned options ($57 in Cost of Sales - Catalytic Regeneration Services and $120 in Selling, Marketing, General and Administrative expenses).

The purpose of the Plan for our CoaLogix subsidiary is to provide incentives to key employees of CoaLogix to further the growth, development and financial success of CoaLogix.

(c) Stock-based compensation expense

Total stock-based compensation expense included in the Company’s statements of operations for the six months ended June 30, 2007 and 2008, respectively, was:

	Six months ended June 30, 2007	Six months ended June 30, 2008	Three months ended June 30, 2007	Three months ended June 30, 2008
Cost of sales	$22	$57	$1	$57
Selling, marketing, general and administrative expenses	352	542	103	393
Share of losses in Paketeria	32	11	13	11
Total stock based compensation expense	$406	$610	$117	$461

(d) Warrants

A summary of stock warrants activity for the six months ended June 30, 2008 is as follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2007	986,506	$3.89	4.01
Granted	--
Exercised	(200,485)	$3.21
Forfeited or expired	--
Outstanding and exercisable at June 30, 2008	786,021	$4.06	3.59

Note 12: Warranty Provision

The following table summarizes the changes in accrued warranty liability from the period from December 31, 2007 to June 30, 2008:

Gross Carrying Amount
Balance at December 31, 2007	$107
Warranties issued and adjustment of provision	80
Warranty claims	(2)
Balance at June 30, 2008*	$185

* $10 of the warranty provision is included in other current liabilities and $175 in other liabilities at June 30, 2008

The Company’s warranty provision is based upon the Company’s estimate of costs to be incurred during the warranty period.

Note 13: Fair Value Measurement

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

Financial assets and liabilities measured at fair value on a recurring basis as at June 30, 2008 consisted of the following:

	Level 1	Level 2	Total
Available for sale securities	$14,068	--	$14,068

Marketable securities that are classified in level 1 consist of available-for-sale securities for which market prices are readily available. Unrealized gains or losses from available-for-sale securities are recorded in accumulated other comprehensive (loss) income.

Note 14: Segment Information

The Company’s current operations are based upon two operating segments:

•
RT Solutions whose activities are focused on two areas - naval solutions and other real-time and embedded hardware & software development. RT Solutions activities are provided through the Company’s DSIT Solutions Ltd. subsidiary.

•
SCR (Selective Catalytic Reduction) Catalyst and Management Services conducted through the Company’s CoaLogix subsidiary provides catalyst regeneration technologies and management services for SCR systems used by coal-fired power plants to reduce nitrogen oxides (NOx) emissions. As these activities were acquired in November 2007, there are no comparative results reported for these activities for the three and six month periods ended June 30, 2007.

Other operations include various operations in Israel that do not meet the quantitative thresholds of SFAS No. 131.

	RT Solutions	SCR	Other	Total
Six months ended June 30, 2008:
Revenues from external customers	$3,595	$3,601	$706	$7,902
Intersegment revenues	16	--	--	16
Segment gross profit	1,180	1,102	148	2,430
Segment income (loss)	154	(395)	(42)	(283)
Six months ended June 30, 2007:
Revenues from external customers	$1,132	--	$588	$1,720
Intersegment revenues	--	--	--	--
Segment gross profit	291	--	50	341
Segment loss	(211)	--	(371)	(582)

Three months ended June 30, 2008:
Revenues from external customers	$1,913	$1,352	$342	$3,607
Intersegment revenues	16	--	--	16
Segment gross profit	616	344	72	1,032
Segment income (loss)	71	(578)	(7)	(514)
Three months ended June 30, 2007:
Revenues from external customers	$432	--	$249	$681
Intersegment revenues	--	--	--	--
Segment gross profit (loss)	95	--	(39)	56
Segment loss	(268)	--	(288)	(556)

Reconciliation of Segment Income (Loss) to Consolidated Net Income

	Six months ended June 30,		Three months ended June 30,
	2007	2008	2007	2008
Total loss for reportable segments	$(211)	$(241)	$(268)	$(507)
Other operational segment loss	(371)	(42)	(288)	(7)
Total operating loss	(582)	(283)	(556)	(514)
Share of losses in Paketeria	(388)	(661)	(201)	(374)
Share of losses in GridSense	--	(134)	--	(134)
Minority interests	--	80	--	89
Gain on sale of Comverge shares	--	5,782	--	5,782
Gain recorded on Comverge public offering	16,169	--	16,169	--
Gain on early redemption of Debentures	--	1,259	--	--
Interest expense recorded with respect to the private placement of Debentures	--	(3,064)	--	--
Income tax benefit (expense)	(5)	2	(3)	(640)
Net loss of corporate headquarters and other unallocated costs*	(1,540)	(2,470)	(888)	(1,109)
Total consolidated net income	$13,654	$511	$14,524	$3,100

* The six and three months ended June 30, 2008 includes $516 and $268, respectively of impairments and loan provisions with respect to the Company’s investment in Local Power.

Note 15: Income Taxes

During the second quarter of 2008, the Company received an exemption of income taxes from the State of Delaware. Thus, effective for the period beginning with the Company’s transition to Delaware in March 2006, the Company’s effective income tax rate on domestic earnings is 34%.

Note 16: Subsequent Events

Acquisition of Coreworx Inc.

On August 13, 2008, the Company entered into and closed an agreement for the acquisition all of the outstanding capital stock of Coreworx, Inc. (“Coreworx”). Coreworx is headquartered in Ontario, Canada and is engaged in the design and delivery of project collaboration solutions for large capital projects.  In consideration for the Coreworx shares, Acorn issued 287,500 shares of its Common Stock. Under the share purchase agreement, a portion of these shares will be held in escrow until one year after the closing.

Prior to the purchase of the Coreworx shares, the Company contributed to the capital of Coreworx $2,500 in cash and $3,400 aggregate principal amount of its 8% one-year promissory notes. The cash and notes were delivered by Coreworx to the holders of Coreworx’s debentures in full payment and satisfaction of all principal and accrued interest outstanding on such debentures.

Prior to and in contemplation of the completion of the acquisition, Acorn lent Coreworx $1,500.

As a result of the transaction, Coreworx is a wholly-owned subsidiary of the Company and will be presented as the Company’s Energy Infrastructure Software segment. In connection with the transaction, the Company agreed to implement an option plan for Coreworx employees for up to 20% of the outstanding Coreworx shares. The Coreworx management team will continue in their current positions.

Value of the Company’s Investment in Comverge

During the period from July 1, 2008 to August 12, 2008, the Company sold an additional 453,798 of its Comverge shares for approximately $5,428. As of August 12, 2008, the total market value of the Company’s remaining 552,500 Comverge shares was approximately $3.6 million based on an August 12, 2008 closing market price of $6.55 per share.

Loan to GridSense

In July 2008, the Company lent GridSense C$750 ($750) under a secured promissory note which bears interest at 8% and is due on October 30, 2008. The note is secured by all the assets of GridSense.

Capital Call in EnerTech

In July 2008, the Company received a capital call of $750 from EnerTech Capital Partners III L.P. The Company funded the capital call in August 2008.

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

Recent Developments

Acquisition of Coreworx

On August 13, 2008, we entered into and closed an agreement for the acquisition all of the outstanding capital stock of Coreworx, Inc. (“Coreworx”). Coreworx is headquartered in Ontario, Canada and is engaged in the design and delivery of project collaboration solutions for large capital projects.  In consideration for the Coreworx shares, we issued 287,500 shares of our Common Stock. Under the share purchase agreement, a portion of these shares will be held in escrow until one year after the closing.

Prior to the purchase of the Coreworx shares, we contributed to the capital of Coreworx $2.5 million in cash and $3.4 million aggregate principal amount of its 8% one-year promissory notes. The cash and notes were delivered by Coreworx to the holders of Coreworx’s debentures in full payment and satisfaction of all principal and accrued interest outstanding on such debentures.

Prior to and in contemplation of the completion of the acquisition, we lent Coreworx $1.5 million.

As a result of the transaction, Coreworx is a wholly-owned subsidiary and will be presented as our Energy Infrastructure Software segment. In connection with the transaction, we agreed to implement an option plan for Coreworx employees for up to 20% of the outstanding Coreworx shares. The Coreworx management team will continue in their current positions.

DC Circuit Court Vacates Clean Air Interstate Rule

On July 11, 2008, the District of Columbia Court of Appeals issued an opinion in the State of North Carolina v. Environmental Protection Agency in which the court vacated the Environmental Protection Agency’s (EPA) Clean Air Interstate Rule (CAIR) and the associated Federal Implementation Plan.

The EPA adopted CAIR in March 2005 to provide a federal framework to limit the emission of sulfur dioxide (SO2) and nitrogen oxides (NOx). The rule required 28 eastern states and the District of Columbia to permanently cap SO2 and NOx, thereby significantly reducing emissions in the affected states.

Under CAIR, states had to achieve required emission reductions using one of two compliance options:    (1) meet the state’s emission budget by requiring power plants to participate in an EPA-administered interstate cap-and-trade system that caps emissions in two stages, or (2) meet an individual state emissions budget that is administered through measures of the state’s choosing.  The EPA-administered interstate cap-and-trade system did not establish quotas on individual states with respect to SO2 or NOx, but instead created a regional framework with regional caps.  CAIR was to be phased in under a two part plan, with a Phase I cap for NOx and SO2 beginning in 2009 and 2010, respectively, and Phase II beginning with respect to both pollutants in 2015.

Although the court’s ruling eliminated the CAIR program, including the related SO2 and NOx cap-and-trade programs, the court noted that, in the absence of CAIR, the NOx SIP Call program will continue. In addition state allowances for NOx under the Clean Air Act remain in effect. However, by striking down CAIR and the cap-and-trade regime, the CAIR-promulgated annual NOx allowances have been eliminated, leaving the validity of the states’ regulations regarding these allowances in question. The EPA has announced that it is reviewing the decision and analyzing its effects it is unclear when new regulation will be proposed or adopted or if legislation to revamp the Clean Air Act may overtake or supersede new regulatory action.

CoaLogix Receives Two New Orders for Regeneration Totaling $5 Million

CoaLogix secured two new contracts for catalyst regeneration totaling over five million dollars substantially increasing its backlog. The new contracts are for delivery in 2008 and 2009 with one of the new contracts coming from a southern utility company and another from a mid-Atlantic utility company.

Strategic Alliance and License Agreement with Solucorp Industries, Ltd.

In May 2008, our CoaLogix subsidiary signed an agreement to obtain for $2 million the exclusive worldwide commercialization and marketing rights to Solucorp Industries, Ltd. (SLUP.PK) IFS-2C technology for the fixation of heavy metals, such as mercury, for the electric power generation industry. The agreement grants CoaLogix exclusive worldwide marketing rights for the technology for a period of ten years with an option to extend for an additional five years.

Comverge

On June 30, 2008 we held 1,006,298 common shares of Comverge. During the period from July 1, 2008 to August 12, 2008, we sold an additional 453,798 of our Comverge shares for approximately $5.4 million. As of August 12, 2008, the total market value of our remaining 552,500 Comverge shares was approximately $3.6 million based on an August 12, 2008 closing market price of $6.55 per share.

Paketeria

In July 2008, our Paketeria affiliate in Germany deepened its partnership with the Volksbank network with the execution by Volksbank Meissen of an agreement to open 12 “shop-in-bank” locations in Meissen -- two in August and the remaining ten in the fall. This follows the May opening of “shop-in-bank” pilot stores in five Volksbank branches in Celle, a suburb of Hanover with a population of 70,000. As part of the agreement, Volksbank Meissen also made a small equity investment in Paketeria. Volksbank Meissen’s first major promotion will be Stromboerse (100% owned by Paketeria) services for cost savings on energy and gas.

Thus far in 2008, we have provided Paketeria with approximately $1.5 million of loans in order to provide it with additional temporary financing to help it support its operations until it is able to raise funds through the sale by existing shareholders of shares through the escrow arrangement from Paketeria’s listing on the Frankfurt Stock Exchange (further described on page F-20 of our Annual Report on Form 10-K) or other sources.

GridSense

On January 2, 2008, we participated in a transaction where we were the lead investor in a private placement by GridSense Systems Inc. (“GridSense”), acquiring 15,714,285 shares and 15,714,285 warrants for C$1.1 million (approximately $1.1 million). The warrants acquired expired in July 2008. The 15,714,285 shares acquired by us in the placement represented approximately 24.5% of GridSense's issued and outstanding shares at  the time. Our holdings in GridSense were subsequently diluted to approximately 23.8% as a result of a transaction by GridSense. In July 2008, we provided GridSense with a C$750,000 loan ($750,000). The loan bears interest at a rate of 8% per year is due on October 30, 2008. The loan is secured by a security interest in all the assets of GridSense.

Investment Company Act

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

Pursuant to a “safe harbor” provision under the Investment Company Act rules, we would be exempt from regulation as an investment company, if, among other things, we were deemed to primarily control Comverge. In order to primarily control Comverge, we would need to own more than 25% of its voting securities and be Comverge’s single largest shareholder. As a result of (1) the Comverge IPO in April 2007 which resulted in the substantial dilution of our equity position, and (2) the resulting termination of our voting agreements with other shareholders, it is likely that we were deemed to no longer have primary control of Comverge. As a result, as of the end of our fiscal quarter ending June 30, 2007, we may have fallen within the definition of an investment company, without any applicable exemption.

In June 2007, we availed ourselves of the provision under Rule 3a-2 under the Investment Company Act that exempts an issuer from investment company status for up to one year, so long as it has a bona fide intent to be engaged primarily, as soon as is reasonably possible (and in any event by the termination of the one-year period), in a business other than that of investing, reinvesting, owning, holding or trading in securities.

Our management and Board of Directors formulated and implemented plans for returning the Company to compliance with the numerical tests for exemption from investment company status. Those plans included the acquisition of one or more wholly-owned, majority-owned, or primarily-controlled operating businesses and the sale of a substantial portion of our Comverge shares. Our 2007 purchase of SCR-Tech, our recent sale of Comverge shares and our additional investment in our majority-owned and primarily-controlled subsidiary has significantly reduced the percentage of the total value of our assets represented by investment securities. At the end of June 2008, our management and board of directors performed a valuation of our assets after giving effect to such transactions and determined that we are in compliance with the numerical tests for exemption from investment company status at June 30, 2008. We believe that there is little or no future risk to us with respect to Investment Company Act compliance.

Overview and Trend Information

Acorn Energy is a holding company that specializes in acquiring and accelerating the growth of emerging ventures that promise improvement in the economic and environmental efficiency of the energy sector. We aim to acquire primarily controlling positions in companies led by promising entrepreneurs and we add value by supporting those companies with financing, branding, positioning, strategy and business development.

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

Our equity affiliates and entities in which we own significant equity interests are engaged in the following activities:

•	Comverge Inc. Provides energy intelligence solutions for utilities and energy companies through demand response..

•	GridSense Systems Inc. Provides remote monitoring and control systems to electric utilities and industrial facilities worldwide.

•	Coreworx Inc. Acquired in August 2008, provides unique solutions for engineering, procurement and construction companies who manage capital projects.

•
Paketeria AG. Owner and franchiser of a full-service franchise chain in Germany that combines eight services (post and parcels, electricity, eBay dropshop, mobile telephones, copying, printing, photo processing and printer cartridge refilling) in one store.

•	Local Power, Inc. Provides consultation services for Community Choice Aggregation.

During the 2008 periods included in this report, we had operations in two reportable segments: providing catalyst regeneration technologies and management services for SCR systems through our CoaLogix subsidiary and RT Solutions which is conducted through our DSIT subsidiary. The following analysis should be read together with the segment information provided in Note 14 to the interim unaudited consolidated financial statements included in this quarterly report, which information is hereby incorporated by reference into this Item 2.

RT Solutions

Our RT Solutions segment reported significantly increased revenues in 2008 as compared to 2007 (for both the three and six months ended June 30). The increase in revenues was the result of the acquisition of the following projects:

•	A NIS 30 million (approximately $8.1 million at June 30, 2008) order for a sonar and underwater acoustic system for the Israeli Ministry of Defense, and

•
An order to supply what we believe to be the world’s first underwater surveillance system to protect a strategic coastal energy installation. This order was received in mid- 2007 and the project was successfully completed in the second quarter of 2008.

•	A number of significant embedded hardware and software RT projects for which we received over $2 million of orders in the first six months of 2008.

Our increased revenues are a direct result of our progress in those projects.

Our projected growth in sales in 2008 is expected to come primarily from our naval solutions projects with sales from our embedded hardware and software development projects expected to be at least at the level of 2007 sales. We anticipate our 2008 sales to increase based on our abovementioned contract with the Israeli MOD for which we currently have a backlog of approximately $5.1 million. In addition, we anticipate receiving in the second half of 2008 a number of significant naval solutions contracts for additional underwater surveillance systems to protect strategic coastal energy installations.

CoaLogix/SCR

In the first half of 2008, SCR-Tech secured new contracts from major U.S. companies representing more than triple its entire 2007 sales.  Included in these contracts are a three year and a five year contract bundling selective catalytic reduction (SCR) management services and time sensitive regeneration during planned outages as well as a contract from a southern utility company and another from a mid-Atlantic utility company. The contracts represent both new and repeat customers.  At the end of the second quarter, SCR-Tech had a backlog of approximately $12.5 million which we expect to realize over the next 2 years.

 As noted in “Recent Developments”, in July 2008, the District of Columbia Court of Appeals issued an opinion in the State of North Carolina v. Environmental Protection Agency in which the court vacated the EPA’s Clean Air Interstate Rule (CAIR) and the associated Federal Implementation Plan. The court’s ruling may mean less regeneration activity in the short term for CoaLogix.  However, we believe that the long-term trend is for increasing and more stringent environmental regulation our customers and that the long-term prospects for the regeneration business remain good. In addition we believe that the new uncertain regulatory landscape creates additional opportunities for CoaLogix’s SCR management services.

In May 2008, CoaLogix, Inc. entered into a license agreement with Solucorp Industries, Ltd. to obtain worldwide marketing, selling, and installation rights to Solucorp Industries IFS-2C technology for the fixation of heavy metals, such as mercury, for the electric power generation industry. CoaLogix will market the product under the brand name MetalliFix Hg. CoaLogix paid a one-time licensing fee of $2,000,000. The agreement also requires that CoaLogix pay Solucorp cost plus an agreed mark up on all MetalliFix reagents and Solucorp will also receive a percentage of net sale proceeds based on certain sales parameters.  In addition, Solucorp will be paid a percentage of any royalties received by CoaLogix for the use of the MetalliFix system.  The term of the licensing agreement is for 10 years with an additional 5-year renewal period. CoaLogix intends to invest heavily on the marketing, sales, customer training, product installation and support of the MetalliFix technology.  This program is expected to rapidly build industry awareness of the newest proven technology to effectively reduce mercury emissions in coal fired furnace facilities.

Paketeria

In December 2007, Paketeria’s shares were listed under the symbol “AOSTYL” on the Open Market (Freiverkehr) of the Frankfurt Stock Exchange and became eligible for trading. In connection with the listing and the escrow arrangements the Paketeria shareholders agreed to lock up certain of their shares for up to one year from the listing date. Under the lock-up agreement, shareholders may not offer, pledge, allot, sell or otherwise transfer or dispose of directly or indirectly any shares of Paketeria. There is currently a limited market for Paketeria’s shares on this market. From the listing date to August 1, 2008, 935 shares of Paketeria were sold by the German investment bank responsible for the initial listing.

Thus far in 2008, we have provided Paketeria with approximately $1.5 million of loans in order to provide it with additional temporary financing to help it support its operations until it is able to raise funds from other sources. These advances are to be repaid by December 31, 2008. In connection with the loans, we also received warrants to acquire additional shares of Paketeria.

In June 2008 Paketeria entered into an agreement with the Volksbank network to open 12 “shop-in-bank” locations in Meissen -- two in August 2008 and the remaining ten in the fall. This follows the May 2008 opening of “shop-in-bank” pilot stores in five Volksbank branches in Celle, a suburb of Hanover with a population of 70,000. As part of the agreement, Volksbank Meissen also made a small equity investment in Paketeria.

Paketeria continues to look for additional outside equity or debt financing to finance its expansion.

GridSense

We acquired our interest in GridSense by participating as the lead investor in their January 2008 private placement. In the private placement we acquired 15,714,285 shares and 15,714,285 warrants for C$1.1 million (approximately $1.1 million) plus transaction costs. The 15,714,285 shares we acquired represents approximately 25% of GridSense's issued and outstanding shares. We did not exercise any of the 15,714,285 warrants it acquired in the placement and they expired on July 2, 2008. Our holdings in GridSense were diluted to approximately 24% following the first quarter acquisition by GridSense of Transformer Contracting, Inc. in which they issued an additional 3,000,000 shares.

In July 2008, we lent GridSense C$750,000 ($750,000) under a secured promissory note which bears interest at 8% and is due on October 30, 2008. The note is secured by all the assets of GridSense.

We account for our GridSense investment the equity method and, as such, we record approximately 24% of its income/loss in our consolidated results. We record our share of income or loss in GridSense with a lag of three months as we are not able to receive timely financial information. In the second quarter of 2008, we recorded a loss of $112,000 representing our 25% share of GridSense’s losses for the period from January 2, 2008 to March 31, 2008. In addition, we also recorded an additional $22,000 as our share of losses in GridSense which represents the amortization of certain intangible assets acquired by us in our initial investment. We will record our share of GridSense’s second quarter results in the third quarter of 2008.

Local Power

Local Power (LPI) has won several new contracts in California and currently requires additional funding to expand operations and take advantage of the growing opportunities for city-based energy systems, both in the West, Midwest, and the Northeast CCA Markets. This ramp-up of operational resources is prompted by a dramatic increase in work that will now commence during LPI’s preparation of the San Francisco CCA implementation, the world’s largest urban green power public works project. Acorn management has decided at this time to limit its funding to Local Power and has taken an impairment charge of $268,000 on its investment in LPI in the second quarter of 2008.

Corporate

As noted above in “Recent Developments” on August 13, 2008, we entered into and closed an agreement for the acquisition all of the outstanding capital stock of Coreworx. Coreworx is engaged in the design and delivery of project collaboration solutions for large capital projects.

During the second quarter of 2008, we sold 757,367 of the 1,763,665 Comverge shares held at the beginning of the year. The Company received proceeds of $9,682 (an average sales price of $12.78 per share) from the sales and recorded a pre-tax gain of $5,782. Subsequent to June 30, 2008, we have continued to sell our Comverge shares and through August 12, 2008, we sold an additional 453,798 of our Comverge shares for approximately $5.4 million (an average sales price of $11.96 per share). As of August 12, 2008, the total market value of our remaining 552,500 Comverge shares was approximately $3.6 million based on an August 12, 2008 closing market price of $6.55 per share.

In January 2008, we completed the redemption of our outstanding 10% Convertible Redeemable Subordinated Debentures due March 2011. Prior to the redemption, the debenture holders converted the entire $3.44 million convertible portion of the debentures into approximately 900,000 shares of Acorn common stock and the remaining $3.44 million of debentures were redeemed in accordance with the notice of redemption. In accordance with applicable accounting standards, we recorded a non-cash gain of approximately $1.3 million and non-cash interest expense of approximately $3.1 million on the early redemption of our debentures. At the end of July, prior to our acquisition of Coreworx, we had no corporate debt and approximately $17.1 million in unrestricted cash. We continue to have significant corporate cash expenses and will continue to expend in the future, significant amounts of funds on professional fees and other costs in connection with our strategy to seek out and invest in companies that fit our target business model.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three and six months ended June 30, 2007 and 2008, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. Our results for the three and six months ended June 30, 2008 include the results of our newly acquired SCR-Tech subsidiary. As such, results for the three and six months ended June 30, 2008 may not be comparable to the results for the three and six months ended June 30, 2007 without negating the effect of SCR-Tech’s results.

	Six months ended June 30,					Three months ended June 30,
	2007		2008		Change	2007		2008		Change
	($,000)	% of sales	($,000)	% of sales	From 2007 to 2008	($,000)	% of sales	($,000)	% of sales	From 2007 to 2008
Sales	$1,720	100%	$7,902	100%	359%	$681	100%	$3,607	100%	430%
Cost of sales	1,379	80	5,472	69	297	625	92	2,575	71	312
Gross profit	341	20	2,430	31	613	56	8	1,032	29	1,743
R&D expenses	233	14	108	1	(54)	103	15	57	2	(45)
SMG&A expenses	1,859	108	5,239	66	182	1,049	154	2,686	74	156
Operating loss	(1,751)	(102)	(2,917)	(37)	67	(1,096)	(161)	(1,711)	(47)	56
Gain on early redemption of Debentures	--	--	1,259	16		--	--	--	--	--
Finance income (expense), net	(371)	(22)	(2,900)	(37)	682	(345)	(51)	88	2	(126)
Gain on public offering of Comverge	16,169	940	--	--	(100)	16,169	2,374	--	--	(100)
Gain on sale of Comverge shares	--	--	5,782	73		--	--	5,782	160
Income before taxes on income	14,047	817	1,224	15	(91)	14,728	2,163	4,159	115	(72)
Taxes on income	(5)	0	2	0	(140)	(3)	0	(640)	18
Income (loss) from operations of the Company and its consolidated subsidiaries	14,042	816	1,226	16	(91)	14,725	2,162	3,519	98	(76)
Minority interests	--	--	80	1		--	--	89	2
Share of losses in GridSense	--	--	(134)	(2)		--	--	(134)	(4)
Share in losses in Paketeria	(388)	(23)	(661)	(8)	70	(201)	(30)	(374)	(10)	86
Net income	$13,654	794	$511	6	(96)%	$14,424	2,118	$3,100	86	(79)

Sales. Sales in the first six months of 2008 increased by $6.2 million or 359% to $7.9 million from $1.7 million in the first six months of 2007. The increase in sales is attributable to the sales of CoaLogix which we acquired at the end of 2007 of $3.6 million in the first six months of 2008 which were not included in our consolidated results in 2007 and an increase in DSIT sales of $2.6 million or 250% from $1.7 million in 2007 to $4.3 million in 2008. Sales in the second quarter of 2008 increased by $2.9 million, or 430% to $3.6 million from $0.7 million in the second quarter of 2007. The increase in second quarter 2008 sales is also attributable to CoaLogix sales of $1.3 million combined with an increase in DSIT sales of $1.6 million. The increase in DSIT sales for both the three and six months ended June 30, 2008 was almost entirely attributable to an increase in RT Solutions segment sales which was the primarily due to two naval projects being performed by our DSIT subsidiary which began in the third quarter of 2007. The $3.6 million of sales in the second quarter of 2008 represents a decrease of approximately $0.7 million or 17% from sales in the first quarter of 2008. The quarter-to-quarter decrease in sales is due to a $0.8 million decrease in CoaLogix sales partially offset by a quarter-to-quarter increase of $0.2 million in DSIT sales. The change in sales at CoaLogix was due to seasonal factors since power plants do not schedule service of their catalyst systems during the spring and summer ozone months.

Gross profit. Gross profits in the first six months of 2008 increased by $2.1 million or 613% to $2.4 million from $0.3 million in the first six months of 2007. The increase in gross profits is attributable to the inclusion of CoaLogix gross profits of $1.1 million in the first six months of 2008 combined with an increase in DSIT gross profits of $1.0 million or 390% from $0.3 million in 2007 to $1.3 million in 2008. Gross profits in the second quarter of 2008 increased by approximately $1.0 million as compared to the second quarter of 2007. The increase in second quarter 2008 gross profit was also attributable to the inclusion in 2008 of CoaLogix gross profits of $0.3 million combined with an increase in DSIT gross profit of $0.7 million. The increase in DSIT gross profit was also attributable to the aforementioned increase in RT Solutions segment sales. Our gross margins also increased to 31% in the first six months of 2008 compared to 20% in the first six months of 2007. The increased gross margins were the result of CoaLogix gross margin of 31% during the period and DSIT’s increased gross margin of 31% as compared to 2007’s 20%. DSIT’s increased gross margins were due to higher margin projects being performed during the period.

 Selling, marketing, general and administrative expenses (“SMG&A”). SMG&A in the first six months of 2008 increased by $3.4 million as compared to the first six months of 2007. A portion of the increase was attributable to the inclusion of CoaLogix’s SMG&A costs of $1.5 million. DSIT’s SMG&A increased by approximately $0.4 million compared to the first six months of 2007. During that period, senior management in DSIT subsidiary waived approximately $0.2 million of liabilities DSIT had to them in order to shore up its results and maintain its working relationship with its banks. In addition, DSIT’s costs have increased due to the weakness of the US dollar during 2008 as compared to 2007. Corporate SMG&A expense also increased by approximately $1.5 million during 2008 as compared to 2007. The increase in corporate SMG&A is due to approximately $500,000 of impairments recorded with respect our investment in Local Power and increased professional fees and salaries reflecting a higher level of corporate activity due to our M&A activity.

Gain on early redemption of Debenture. In accordance with applicable accounting standards, we recorded a non-cash gain of approximately $1.3 million in connection with the January 2008 redemption of our Convertible Debentures.

Finance income (expense), net. The increase in finance expense in the first six months of 2008 compared with the first six months of 2007 is due to the non-cash interest expense of $3.1 million recorded with respect to the write-off of the remaining balances of debt origination costs, warrants value and beneficial conversion features in the early redemption of our convertible debentures. This was partially offset by interest income earned on the proceeds of the sale of Comverge shares.

Gain on public offering of Comverge. In April 2007, Comverge completed its initial public offering. As a result of the Comverge offering, the Company recorded an increase in its investment in Comverge and recorded a non-cash gain of $16.2 million in “Gain on public offering of Comverge”.

Gain on sale of Comverge shares. During the second quarter of 2008, we sold 757,367 of the 1,763,665 Comverge shares we held at the beginning of 2008. We received proceeds of $9.7 million from the sales and recorded a pre-tax gain of $5.8 million.

Taxes on income. In the second quarter of 2008, we recorded income tax expense of $0.6 million primarily due to the gain recorded on the sale of Comverge shares.

Share of losses in GridSense. We record our share of income or loss in GridSense with a lag of three months as we are not able to receive timely financial information. We will record our share of GridSense’s second quarter results in the third quarter of 2008. In the first six months of 2008, we recorded a loss of $112,000 representing our approximately 25% share of GridSense’s losses for the first quarter of 2008. In addition, we also recognized additional losses totaling $22,000 with respect to amortization related to acquired technologies, customer relationships and trademarks.

Share of losses in Paketeria. In the first six months of 2008, we recorded a loss of $592,000 representing our approximately 31% share of Paketeria’s losses for the period. In addition, we also recognized additional losses totaling $69,000 with respect to amortization related to the value of a non-compete agreement and franchises and stock compensation expense.

Liquidity and Capital Resources

As of June 30, 2008, we had working capital of $21.0 million, including $16.7 million of cash and cash equivalents not including restricted cash of $2.9 million (of which we expect approximately $2.3 million to be released by the first quarter of 2009). Net cash used in the six months ended June 30, 2008 was $2.9 million, of which $1.8 million was used in operating activities. The primary use of cash in operating activities during the first six months of 2008 was our corporate cash operating expenditures of approximately $1.4 million. Cash used in investing activities were primarily due to our $3.6 million of loans made to Paketeria, Coreworx and others, $2.0 used for the acquisition of license technology by our CoaLogix subsidiary, $1.2 million used to fund our investment in GridSense, $1.0 million with respect to an additional deposit in an Israeli bank as a guarantee for a project being performed by our DSIT subsidiary, approximately $0.4 million of additional restricted cash deposits and $1.0 million of costs related to our November 2007 acquisition of SCR Tech. These amounts were offset by the proceeds of $9.7 from the sale of our Comverge shares during the second quarter. Net cash of $1.2 million was used in financing activities, primarily from the redemption of our debentures ($3.4 million) and repayment of short and long-term borrowings ($0.7 million). This use of cash was partially offset by the $2.2 million investment made by Enertech in CoaLogix and the proceeds from the exercise of warrants and employee stock options.

As of August 1, 2008 the Company’s corporate operations had a total of approximately $17.1 million in cash and cash equivalents (not including the $2.5 million deposited in an account as a security for a guarantee for DSIT), reflecting a $1.5 million increase from the balance as of June 30, 2008. This increase in cash is due to the sale of Comverge shares after June 30, 2008.

We believe that the cash available and the cash potentially available from any sales of our holdings in Comverge will provide more than sufficient liquidity to finance Acorn’s activities for the foreseeable future and for the next 12 months in particular.

At June 30, 2008, DSIT had approximately $280,000 in Israeli credit lines available to DSIT by an Israeli bank, of which $190,000 was then being used. DSIT had additional funds in the same bank which the bank had the right to offset against the line of credit being used. As such, the net line of credit being used by DSIT on June 30, 2008 was zero.

At June 30, 2008, DSIT was in technical violation of covenants under its bank line of credit. The bank is continuing to provide funding to DSIT despite the technical violation and has not formally notified DSIT of any violation or any contemplated action. Acorn has agreed to be supportive of DSIT’s liquidity requirements over the next 12 months.

Contractual Obligations and Commitments

Our contractual obligations and commitments at June 30, 2008 principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and potential severance obligations to Israeli employees and are set forth in the table below.

	Cash Payments Due During Year Ending June 30,
	(amounts in thousands)
Contractual Obligations	Total	2009	2010-2011	2012-2013	2014 and thereafter
Long-term debt	$80	$70	$8	$2	$--
Operating leases (1)	2,505	850	1,079	576	--
Potential severance obligations to Israeli employees (2)	2,888	--	--	--	2,888
Investment in EnerTech Capital Partners III L.P. (3)	4,600	4,600	--	--	--
Purchase commitments	760	760	--	--	--
Total contractual cash obligations	10,833	6,280	1,087	$578	$2,888

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

(2) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and ending salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of June 30, 2008, we accrued a total of $2.9 million for potential severance obligations of which approximately $1.9 million was funded with cash to insurance companies.

(3) In August 2007, we committed to invest up to $5 million over a ten-year period in EnerTech Capital Partners III L.P. (“EnerTech III”), a proposed $250 million venture capital fund targeting early and expansion stage energy and clean energy technology companies that can enhance the profits of the producers and consumers of energy.

Our obligation under this commitment is presented as a current liability, though it is uncertain as to when actual payments may be made. To date, we have received and funded a capital call of $400,000 to EnerTech III. In July we received an additional capital call of $750,000 which was made in August.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit incurred to finance our operations in Israel, whose utilization at June 30, 2008 stood at approximately $190,000. Additionally, our non-US dollar monetary assets and liabilities (net liability of approximately $0.9 million) in Israel are exposed to fluctuations in exchange rates. In addition, $3.0 million and $0.7 million of our backlog of projects are contracts and orders that are linked to an Israeli Ministry of Defense Index, and denominated in NIS, respectively. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate or foreign currency exchange rate exposures. Our DSIT subsidiary is examining ways to reduce its foreign currency exposure risks.

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

Changes in Internal Coltrol Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6. Exhibits.

10.1	CoaLogix Inc. 2008 Stock Option Plan.*
10.2	Stock Option Agreement with William J. McMahon under the CoaLogix Inc. 2008 Stock Option Plan.*
10.3	CoaLogix Inc. and Subsidiaries Capital Appreciation Rights Plan.*
10.4	Participation Agreement with William J. McMahon under the CoaLogix Inc. and Subsidiaries Capital Appreciation Rights Plan.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Date: August 14, 2008	By:	/s/ Michael Barth
Michael Barth Chief Financial Officer