Form 10-Q
period 2008-09-30
ACORN ENERGY, INC.
filed 2008-11-13
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2008
Common Stock, $0.01 par value per share	11,677,157 shares

ACORN ENERGY, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended September 30, 2008

TABLE OF CONTENTS

PART I. Financial Information

Item 1.	Financial Statements

	Unaudited Consolidated Financial Statements:

	Consolidated Balance Sheets
	as of December 31, 2007 and September 30, 2008	1

	Consolidated Statements of Operations
	for the nine and three month periods ended September 30, 2007 and 2008	2

	Consolidated Statement of Changes in Shareholders’ Equity
	for the nine month period ended September 30, 2008	3

	Consolidated Statements of Cash Flows
	for the nine month periods ended September 30, 2007 and 2008	4

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II. Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	35

Item 5.	Other Information	36

Item 6.	Exhibits	38

Signatures		39

Certain statements contained in this report are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as “we expect”, “we anticipate”, “we believe”, “we estimate” and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Many of these factors are described in our most recent Annual Report on Form 10-K as filed with Securities and Exchange Commission and in Part II, Item 1A of this Quarterly Report..

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31, 2007	As of September 30, 2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,644	$14,435
Restricted cash	—	2,397
Accounts receivable, net	1,775	3,788
Unbilled work-in-process	1,784	1,527
Inventory	119	802
Other current assets	1,391	2,370
Total current assets	24,713	25,319
Property and equipment, net	1,335	2,554
Available for sale - Investment in Comverge	55,538	2,312
Investment in GridSense	—	861
Investment in Paketeria	1,439	—
Other investments	668	1,150
Funds in respect of employee termination benefits	1,607	1,808
Restricted cash	1,517	557
Other intangible assets, net	5,987	10,674
Goodwill	3,945	8,632
Other assets	218	309
Total assets	$96,967	$54,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank credit	$590	$523
Current maturities of long-term debt	171	28
Convertible debt, net	4,237	—
Trade accounts payable	910	1,609
Accrued payroll, payroll taxes and social benefits	1,118	942
Notes payable to former debenture holders of Coreworx	—	3,400
Other current liabilities	3,844	4,007
Total current liabilities	10,870	10,509
Long-term liabilities:
Long-term debt	12	—
Liability for employee termination benefits	2,397	2,866
Deferred taxes	16,038	29
Other liabilities	325	422
Total long-term liabilities	18,772	3,317
Minority interests	—	1,939
Shareholders’ equity:
Common stock - $0.01 par value per share:
Authorized – 20,000,000 shares; Issued –11,134,795 shares and 12,454,528 at December 31, 2007 and September 30, 2008	111	124
Additional paid-in capital	49,306	54,318
Warrants	1,330	1,020
Accumulated deficit	(9,692)	(13,502)
Treasury stock, at cost – 777,371 shares for December 31, 2007 and September 30, 2008, respectively	(3,592)	(3,592)
Accumulated other comprehensive income	29,862	43
Total shareholders’ equity	67,325	38,411
Total liabilities and shareholders’ equity	$96,967	$54,176

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
Sales
Projects	$2,699	$5,959	$1,413	$1,918
Catalytic regeneration services	—	5,441	—	1,840
Software license and services	—	767	—	767
Other	616	363	182	103
	3,315	12,530	1,595	4,628
Cost of sales
Projects	1,976	4,091	977	1,314
Catalytic regeneration services	—	4,573	—	2,075
Software license and services	—	257	—	257
Other	525	282	145	85
	2,501	9,203	1,122	3,731
Gross profit	814	3,327	473	897
Operating expenses:
Research and development expenses	310	510	77	402
Acquired in-process research and development	—	551	—	551
Selling, general and administrative expenses	3,012	8,094	1,153	3,401
Impairment of loans to Paketeria loans and investment to Local Power	—	3,000	—	2,454
Total operating expenses	3,322	12,155	1,230	6,808
Operating loss	(2,508)	(8,828)	(757)	(5,911)
Gain on early redemption of convertible debentures	—	1,259	—	—
Finance expense, net	(729)	(2,950)	(358)	(50)
Gain on public offering of Comverge	16,169	—	—	—
Gain on sale of Comverge shares	—	8,861	—	3,079
Gain (loss) on outside investment in Company’s equity investments, net	(37)	7	(37)	7
Income (loss) before taxes on income	12,895	(1,651)	(1,152)	(2,875)
Taxes on income	(9)	(689)	(4)	(691)
Income (loss) from operations of the Company and its consolidated subsidiaries	12,886	(2,340)	(1,156)	(3,566)
Minority interests	—	284	—	204
Share in losses of GridSense	—	(194)	—	(60)
Share in losses of Paketeria	(828)	(1,560)	(440)	(899)
Net income (loss)	$12,058	$(3,810)	$(1,596)	$(4,321)
Basic and diluted earnings per share:
Net income (loss) per share – basic	$1.24	$(0.34)	$(0.16)	$(0.37)
Net income (loss) per share – diluted	$1.15	$(0.34)	$(0.16)	$(0.37)
Weighted average number of shares outstanding – basic	9,723	11,285	10,063	11,538
Weighted average number of shares outstanding – diluted	11,823	11,285	10,063	11,538

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balances as of December 31, 2007	11,135	$111	$49,306	$1,330	$(9,692)	$(3,592)	$29,862	$67,325

Net loss	—	—	—	—	(3,810)	—	—	(3,810)

FAS 115 adjustment on Comverge shares, net of deferred taxes	—	—	—	—	—	—	(29,831)	(29,831)
Differences from translation of financial statements of subsidiaries and equity investees	—	—	—	—	—	—	12	12
Comprehensive loss	—	—	—	—	—	—	—	(33,629)

Intrinsic value of beneficial conversion feature of convertible debentures at extinguishment	—	—	(1,259)	—	—	—	—	(1,259)

Exercise of options and warrants	252	2	1,072	(310)	—	—	—	764

Conversion of Debentures	780	8	2,955	—	—	—		2,963

Shares issued in acquisition of Coreworx	288	3	1,230	—	—	—	—	1,233

Stock option compensation	—	—	638	—	—	—	—	638

Stock option compensation of subsidiary	—	—	376	—	—	—	—	376
Balances as of September 30, 2008	12,455	$124	$54,318	$1,020	$(13,502)	$(3,592)	$43	$38,411

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2007	2008
Cash flows provided by (used in) operating activities:
Net income (loss)	$12,058	$(3,810)
Adjustments to reconcile net income to net cash used in operating activities (see Schedule A):	(13,909)	(455)
Net cash used in operating activities	(1,851)	(4,265)
Cash flows provided by (used in) investing activities:
Proceeds from sale of Comverge shares	—	15,355
Investment in GridSense	—	(1,153)
Investment in EnerTech	—	(750)
Investment in and loans to Local Power Inc.	(268)	(250)
Restricted cash	—	(1,437)
Loans provided to Paketeria	(1,154)	(2,551)
Loan provided to GridSense	—	(736)
Loan provided to EES	—	(200)
Transaction costs in 2007 acquisition of SCR Tech	—	(956)
Amounts funded for employee termination benefits	(160)	(229)
Utilization of employee termination benefits	89	28
Acquisition of license	—	(2,000)
Acquisitions of property and equipment	(214)	(1,327)
Loan and accrued interest to Coreworx in contemplation of acquisition	—	(1,563)
Acquisition of Coreworx net of cash acquired (see Schedule B)	—	(2,466)
Net cash used in investing activities	(1,707)	(235)
Cash flows provided by (used in) financing activities:
Short-term debt borrowings (repayments), net	(368)	(67)
Proceeds from long-term debt	107	—
Proceeds from convertible debentures with warrants net of transaction costs	5,840	—
Redemption of convertible debentures	—	(3,443)
Repayments of long-term debt	(89)	(189)
Repayment of related party note payable	(300)	—
Issuance of shares to minority shareholders in consolidated subsidiary	—	2,226
Proceeds from employee stock option and warrant exercises	1,043	764
Net cash provided (used in) by financing activities	6,233	(709)
Net increase (decrease) in cash and cash equivalents	2,675	(5,209)
Cash and cash equivalents at beginning of period	1,521	19,644
Cash and cash equivalents at end of period	$4,196	$14,435

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine months ended September 30,
Schedule A:	2007	2008
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	$118	$888
Acquired in-process research and development	—	551
Impairment of software license	23	—
Impairment of loans to Paketeria	—	2,454
Impairment of investment and loans to Local Power	—	546
Share in losses of Paketeria	779	1,535
Share in losses of GridSense	—	194
Increase (decrease) in liability for employee termination benefits	(167)	469
Deferred income taxes	—	893
Amortization of stock-based deferred compensation	615	1,014
Amortization of beneficial conversion feature, debt origination costs and value of warrants in private placement of Debentures	418	3,064
Gain on public offering of investment in Comverge	(16,169)	—
Gain on sale of Comverge shares	—	(8,861)
Loss (gain) on outside investment in Company’s equity investments, net	37	(7)
Gain on early redemption of Debentures	—	(1,259)
Minority interests	—	(284)
Exchange loss on loans to Paketeria and Gridsense	—	129
Other	(6)	2
Change in operating assets and liabilities:
Decrease in accounts receivable, unbilled work-in process and other current and other assets	(504)	(2,240)
Increase in inventory	—	(683)
Increase in accounts payable and other liabilities	947	1,140
Net adjustment to reconcile net income to net cash used in operating activities	$(13,909)	$(455)

Schedule B:
Assets/liabilities acquired in the acquisition of Coreworx:
Other current assets		$(605)
Property and equipment		(183)
Intangibles		(3,509)
Goodwill		(4,478)
Current liabilities		668
Due to Acorn		1,559
Value of Acorn stock issued in acquisition		1,233
Notes issued to former debenture holders of Coreworx		3,400
In-process research and development		(551)
		$(2,466)

The accompanying notes are an integral part of these consolidated financial statements.

	Nine months ended September 30,
	2007	2008
Non-cash items:
Accrued expenses in respect of private placement of common stock and convertible debentures	$83
Increase (decrease) of deferred tax liability with respect to change in market value of Comverge shares	$21,522	$(16,902)
Increase in goodwill with respect to finalizing purchase price allocation		$209
Reduction in intangibles acquired with respect to finalizing purchase price allocation		$250
Reduction in value of put option with respect to finalizing purchase price allocation		$41

Non-cash financing and investing items
Unrealized gain (loss) from Comverge shares	$77,204	$(46,733)
Conversion of loans and notes receivable and accrued interest due from Paketeria to investment in Paketeria	$1,190
Value of beneficial conversion feature upon issuance of convertible debentures	$2,570
Adjustment of retained earnings and other current liabilities with respect to the adoption of FIN 48	$305
Conversion of Debentures to common stock and additional paid-in-capital		$2,963

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to the Company’s prior years’ consolidated financial statements to conform to the current year’s consolidated financial statement presentation.

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

Note 3: Investment in Comverge Inc. (Comverge)

During the nine months ended September 30, 2008, the Company sold 1,261,165 of its 1,763,665 Comverge shares held at the beginning of 2008. The Company received proceeds of $15,355 from the sales and recorded a pre-tax gain of $8,861.

The Company’s remaining 502,500 Comverge shares are accounted for as “available-for-sale” under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, the Company reflected its investment in Comverge based on Comverge’s share price of $4.60 at September 30, 2008 which resulted in a reduction of the carrying value to reflect a fair market value of $2,312. In addition, the Company adjusted the previously recorded deferred tax liability associated with the Comverge shares to zero. The net reduction of $29,831 was recorded to Accumulated Other Comprehensive Income.

Note 4: Acquisition of Coreworx Inc. (Coreworx)

On August 13, 2008, the Company entered into and closed an agreement for the acquisition of all of the outstanding capital stock of Coreworx, Inc. (“Coreworx”). Coreworx is headquartered in Kitchener, Ontario, Canada, and is engaged in the design and delivery of project collaboration solutions for large capital projects.  The acquisition of Coreworx was completed pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), dated August 13, 2008, by and among the Company, former debenture holders in Coreworx and former shareholders in Coreworx.

Prior to and in contemplation of the completion of the acquisition, the Company lent Coreworx $1,500 which bore interest at 12% per year.

Immediately prior to the purchase of the Coreworx shares, the Company contributed to the capital of Coreworx $2,500 in cash and $3,400 aggregate principal amount of its 8% one-year promissory notes. The cash and notes were delivered by Coreworx to the holders of Coreworx’s debentures in full payment and satisfaction of all principal and accrued interest outstanding on such debentures.

In consideration for the Coreworx shares, the Company issued 287,500 shares of its Common Stock. Under the Purchase Agreement, a portion of these shares will be held in escrow until one year after the closing.

As a result of the transaction, Coreworx is a wholly-owned subsidiary of the Company and will be presented as the Company’s Energy Infrastructure Software segment. In connection with the transaction, the Company agreed to implement an option plan for Coreworx employees for up to 20% of the outstanding Coreworx shares.

In accordance with FASB Statement No. 141, Business Combinations, the assets and liabilities of Coreworx are required to be adjusted to their fair values. The estimated purchase price of $7,326 is the sum of the following: (i) $2,500 representing the cash consideration for the shares of Coreworx, (ii) $3,400 representing the principal amount of 8% one-year promissory notes (iii) $1,233 representing the market value of the 287,500 shares of Acorn common stock issued to the former shareholders of Coreworx (based on the average market price of Acorn shares on the date of the announcement of the transaction and for the two days before and after the announcement in accordance with EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”) and (iv) $193 of estimated transaction costs.

A contingent payment of one-half of the expected net receipt (less fees) by Coreworx of monies due from the Canada Revenue Agency or the Ontario Ministry of Revenue in connection with Coreworx’s 2007 scientific research and experimental development tax credit refund claim or Ontario innovation tax credit refund claim for 2007 (collectively, the “SRED Claim”) during the six months immediately following the closing date, is not included in the purchase price as the receipt of the SRED Claim within the six months following the closing date is less than beyond a reasonable doubt.

The final purchase price will be dependent upon the actual amount of the SRED refund (if any) and the actual transaction costs.

The transaction is accounted for as a purchase business combination. Coreworx’s results from operations for the period from acquisition to September 30, 2008 have been included in the Company’s consolidated statement of operations.

Under the purchase method of accounting, the total consideration of $7,326 is allocated to Coreworx’s identifiable tangible and intangible assets and liabilities assumed based on their fair values as of the date of the completion of the transaction. The Company is in the process of obtaining third-party valuation of intangible assets as of August 13, 2008, for the purposes of allocating the purchase price to assets and liabilities and has preliminarily allocated the purchase price as follows:

Cash	$227
Other current assets	605
Property and equipment	183
In process research and development ( expensed immediately)	551
Intangible assets	3,509
Goodwill	4,478
Total assets acquired	9,553

Current liabilities	(668)
Non-current liabilities (intercompany debt eliminated in consolidation)	(1,559)
Net assets acquired	$7,326

In-process research and development, represents Coreworx’s research and development projects that had not reached technological feasibility and had no alternative future use when acquired. The Company tentatively estimates that approximately $551 of the purchase price may represent purchased in-process technology. This is a preliminary estimate that is subject to change.

Intangible assets with estimable useful lives are amortized over that period. The acquired intangible assets with estimable useful lives include approximately $881 for the estimated fair market value of Coreworx’s customer contracts and relationships (estimated useful life of 10 years) and approximately $2,628 for the estimated fair market value of Coreworx’s software (estimated useful life of 16 years). Any adjustment to the estimated purchase price of $7,326 would result in a similar adjustment to the estimated goodwill generated by the transaction.

The intangible assets represent the preliminary allocation of the fair value of intangible assets acquired (weighted average useful life of 14.5 years). Both the goodwill and the intangibles resulting from the acquisition are not deductible for income tax purposes. The goodwill will not be amortized for financial statement purposes in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The intangible assets and the goodwill acquired were assigned to the Company’s new Energy Infrastructure Software (“EIS”) segment.

The following are certain unaudited pro forma combined income data assuming that the acquisition of Coreworx occurred on January 1, 2008 and 2007, respectively. The unaudited pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisitions of Coreworx occurred as of January 1, 2008 and 2007, respectively, nor is it necessarily indicative of future results.

	Nine months ended September 30, 2008	Nine months ended September 30, 2007		Three months ended September 30, 2008	Three months ended September 30, 2007
	In thousands (except per share data)
Results of Operations	(unaudited )	(unaudited	)	(unaudited )	(unaudited )
Sales	$13,997	$5,399		$5,345	$2,481
Net income (loss)	$(7,959)	$6,566		$(5,885)	$(1,765)
Net income (loss) per share - basic	$(0.69)	$0.66		$(0.50)	$(0.17)
Net income (loss) per share - diluted	$(0.69)	$0.46		$(0.50)	$(0.17)

Note 5: Investment in GridSense Systems Inc. (GridSense)

On January 2, 2008, the Company participated in a private placement financing of total gross proceeds of C$1,700 (approximately $1,700) for GridSense Systems Inc. (CDNX: GSN.V) (“GridSense”). The placement consisted of 24,285,714 units at $0.07 per unit, each unit being comprised of one common share and one share purchase warrant. Each warrant entitled the holder to acquire an additional common share at $0.10 per share until July 2, 2008.

The Company was the lead investor in the placement acquiring 15,714,285 shares and 15,714,285 warrants for C$1,100 (approximately $1,100) plus transaction costs of approximately $53. The 15,714,285 shares acquired by the Company in the placement represent approximately 24.5% of GridSense's issued and outstanding shares. The Company did not exercise any of the 15,714,285 warrants it acquired in the placement and they expired on July 2, 2008. Also in January 2008, GridSense issued 3,000,000 of its shares in an acquisition. The GridSense issuance diluted the Company’s holdings in GridSense to approximately 23.4%. The Company recorded a loss of $75 on the dilution.

The Company’s accounts for its investment in GridSense using the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The Company records its share of income or loss in GridSense with a lag of three months as it is not able to receive timely financial information. In the first nine months of 2008, the Company recorded a loss of $126 representing the Company’s weighted average of approximately 23.6% share of GridSense’s losses for the period from January 2, 2008 to June 30, 2008. In the third quarter of 2008, the Company recorded a loss of $14 representing the Company’s 23.4% share of GridSense’s losses for the period from April 1, 2008 to June 30, 2008.

Based on an independent appraisal, the Company has allocated the $1,153 investment in GridSense as follows:

•	$761 to the value of technologies acquired. The acquired technologies are to be amortized using the straight-line method over ten years.
•
$73 to the value of the customer relationships and $61 to the value of the tradename at the date of the investment. The value of the customer relationships and the tradename are to be amortized using the straight-line method over a weighted average 12.5 year period.

•	$25 to the value of the warrants acquired.
•	$233 to non-amortizing goodwill.

All the above components of the Company’s investment are not reflected separately as such in the consolidated balance sheet of the Company, but are reflected as components of the Company’s investment in GridSense. In addition to the Company’s share of losses in GridSense for the period from January 2, 2008 to June 30, 2008, the Company recorded amortization with respect to the identified amortizable intangibles noted above. The Company’s share of losses in Gridsense is comprised of the following:

	Nine months ended September 30, 2008	Three months ended September 30, 2008
Equity loss in GridSense for the period from January 2, 2008 –June 30, 2008	$126	$14
Amortization expense associated with acquired technologies, customer relationships and trademarks and write-off of option value	68	46
Share of losses in GridSense	$194	$60

In July 2008, the Company lent GridSense C$750 ($736 at the then exchange rate) under a secured promissory note which bears interest at 8% and was initially due on October 30, 2008. The maturity date of the loan has been extended to January 31, 2009 with no other changes in terms. The note is secured by all the assets of GridSense’s principal operating subsidiary. The principal balance at September 30, 2008 of $722 is included in Other Current Assets.

Note 6: Investment in Paketeria AG (Paketeria)

At June 30, 2008, the Company owned approximately 31% of Paketeria’s outstanding shares.

During the six months ended June 30, 2008, the Company lent Paketeria €1,030 ($1,488 based upon current exchange rates) on a series of promissory notes. The promissory notes were to bear interest at the rate of 8.0% and were due on the earlier of December 31, 2008 or upon the completion of any transaction in which Paketeria raised funds through any equity and/or debt financing. In addition, the Company received warrants to purchase 6,866 shares of Paketeria. The amount lent to Paketeria was allocated to the loan and the warrants received based on the relative fair values at time of issuance. The Company allocated $1,561 to the loan portion and $63 to the value of the warrants.

In July 2008, Paketeria received a €100 investment in a private equity investment. The Company’s holdings in Paketeria were diluted to 31.3% and recorded a gain of $82.

On August 26, 2008, the Company entered into a Loan Agreement with Paketeria to provide Paketeria with Additional Interim Financing of €600 ($867 based upon current exchange rates). Under the Loan Agreement, the loans advanced to Paketeria during the period from January 1, 2008 to June 30, 2008 plus accrued interest were combined with the Additional Interim Financing to a single Combined Loan of €1,662 ($2,401 at current exchange rates). The Combined Loan bears interest at 12% per year and is due on March 31, 2009. The Combined Loan and any accrued interest are subordinate to the rights of any unsubordinated creditors of Paketeria. If the Combined Loan and accrued interest are not paid at the due date, Acorn is entitled to convert the outstanding principal and accrued interest into new Common Shares of Paketeria to be issued at a valuation of €2.31 ($3.34 at current exchange rates) per share. In addition, Paketeria granted warrants to Acorn to acquire Paketeria shares. The warrants are exercisable at €7.71 ($11.14 at current exchange rates) per share to acquire the number of Paketeria shares derived by dividing the Combined Loan’s outstanding principal plus accrued interest by €7.71. The warrant may only be exercised to the extent the conversion right is not exercised. The warrants granted in connection with the Combined Loan replaced the warrants received with the series of promissory notes. No value was attributed to the warrants received from the Combined Loan as the value was determined to be immaterial.

Contemporaneously with the execution of the Loan Agreement, Paketeria shareholders owning more than 75% of Paketeria’s common stock executed a Shareholder Agreement acknowledging the terms of the Loan Agreement and acknowledging the execution of a Consultancy Agreement with an advisor for Paketeria in which the parties to the Shareholder Agreement, including the Company, granted a warrant to the consultant to immediately purchase up to 5% of Paketeria’s common stock from the parties to the Shareholder Agreement at a price of €7.71 per share. In addition, the parties to the Shareholder Agreement, including the Company, granted a warrant to the consultant to purchase an additional 5% of Paketeria’s common stock from the parties to the Shareholder Agreement upon the successful closing of an additional Paketeria financing of no less than €3,000 that is completed no later than March 15, 2009. The warrants expire on August 26, 2011.

Following the marked deterioration of Paketeria’s cash flows and its decision to change its business model and the Company’s doubts as to Peketeria’s ability to continue as a going concern, the Company ceased amortizing intangibles associated with its investment in Paketeria and recorded an impairment of all unamortized balances of the non-compete agreement, franchise agreements, brand name and goodwill. In addition, at the end of third quarter of 2008, the Company recorded a doubtful account provision of $2,454 with respect to the Company’s loan and accrued interest balances with Paketeria as Paketeria’s ability to repay the loan is in doubt.

The Company’s share of losses in Paketeria is comprised of the following:

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Three months ended September 30, 2008	Three months ended September 30, 2007
Equity loss in Paketeria	$(992)	$(660)	$(400)	$(367)
Amortization expense associated with acquired non-compete and franchise agreements	(76)	(121)	(18)	(58)
Impairment of non-compete and franchise agreements, option value, brand name and goodwill	(467)	—	(467)	—
Stock compensation expense	(25)	(47)	(14)	(15)
Share of losses in Paketeria	$(1,560)	$(828)	$(899)	$(440)

The activity in the Company’s investment in Paketeria during the period from January 1, 2008 to September 30, 2008 is as follows:

Investment balance as of December 31, 2007	$1,439

Net adjustment of investment with respect to non-cash gains in connection with outside investments	82
Amortization of acquired non-compete and franchise agreements	(76)
Cumulative translation adjustment	14
Company’s share of Paketeria losses – period from January 1, 2008 to September 30, 2008	(992)
Investment balance prior to impairment	467
Impairment of non-compete and franchise agreements, option value, brand name and goodwill	(467)
Investment balance as at September 30, 2008	$—

Note 7: Goodwill and Other Intangible Assets

On August 13, 2008, the Company acquired Coreworx (see Note 4) in a transaction accounted for as a purchase business combination. In accordance with FAS 142, the Company tentatively recorded goodwill of $4,478 and intangibles of $3,509 based on a preliminary allocation of the purchase price.

There were no impairments of goodwill recorded during the nine-month period ended September 30, 2008. Upon finalizing the purchase price allocation of the Company’s additional investment in DSIT in November 2007, the Company recorded an increase in goodwill of $209 along with a decrease in acquired intangibles of $250. The Company’s goodwill is related to both its SCR segment ($3,714) and its RT Solutions segment ($440). As a result of the adjustment of the purchase price allocation, the amount allocated to the put option associated with the additional investment in DSIT was reduced by $41.

On May 9, 2008, the Company’s CoaLogix, Inc. (“CoaLogix”) subsidiary entered into a strategic alliance and license agreement with Solucorp Industries, Ltd. (“Solucorp”) pursuant to which CoaLogix obtained exclusive, worldwide commercialization and marketing rights to Solucorp’s IFS-2C technology for use in applications which remove heavy metals, such as mercury, from power plants. The agreement has a term of ten years, with an option in favor of CoaLogix to renew for an additional five-year period. In consideration for its rights under the agreement, CoaLogix paid an upfront license fee of $2,000 and agreed to pay royalties on net sales of, and to share a portion of any royalties received in respect of, licensed product with Solucorp based on specified formula.

The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2007 to September 30, 2008 were as follows:

	Cost		Accumulated Amortization		Net
Segment	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008
SCR	$5,511	$7,511	$(81)	$(573)	$5,430	$6,938
RT Solutions	557	307	—	(37)	557	270
EIS	—	3,509	—	(31)	—	3,478
	$6,068	$11,327	$(81)	$(641)	$5,987	$10,686

All intangible assets are being amortized over their estimated useful lives, which were estimated to be ten years for SCR, seven years for RT Solutions and 14.5 years for EIS intangibles. Amortization expense for each of the nine months ended September 30, 2007 and 2008 amounted to $14 and $560, respectively. Amortization expense with respect to intangible assets is estimated to be $1,047 per year for each of the years ending September 30, 2009 through 2013.

Note 8: Other Investments

In July 2008, the Company received a capital call of $750 from EnerTech Capital Partners III L.P. (EnerTech). The Company funded the capital call in August 2008. The Company’s current investment in EnerTech is $1,150.

During the second quarter of 2008, the Company recorded an impairment charge of $268 with respect to the Company’s investment in Local Power Inc, (Local Power). The charge is included in selling, marketing and general administrative expense in the second quarter.

During 2008, the Company lent Local Power $250 on a promissory note. This amount is in addition to $25 advanced to Local Power in 2007. The Company has taken a provision against the loan due to questionable collectibility.

Note 9: Other Assets

At September 30, 2008, Other Assets includes $200 on a convertible promissory note evidencing a loan made by CoaLogix to Environmental Energy Services, Inc. (“EES”) in contemplation of the acquisition by CoaLogix of the assets of EES. CoaLogix did not enter into a definitive agreement with EES by the target date provided for in the convertible promissory note and does not intend to proceed with the acquisition. The note bears interest at the rate of 11% per year and the note is due February 28, 2011. During the nine month period ended September 30, 2008, the Company recorded interest income of $12 with respect to the promissory note which is also included in Other Assets.

Note 10: Redemption of Convertible Redeemable Subordinated Debentures

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

Note 11: Minority Interests

On February 29, 2008, the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with the Company’s wholly-owned CoaLogix Inc. subsidiary and EnerTech Capital Partners III L.P. (“EnerTech”) pursuant to which EnerTech purchased from CoaLogix a 15% interest in CoaLogix for $1,948. The Company owns 85% of CoaLogix following the transaction and EnerTech’s interest in CoaLogix was reflected in the Company’s Consolidated Balance Sheets as Minority Interests. The Company recorded an immaterial gain as a result of the investment by EnerTech. During the second quarter of 2008, EnerTech invested an additional $278 in CoaLogix as its 15% share of an aggregate $1,850 additional investment made by the Company and Enertech in CoaLogix. The minority interest’s share of CoaLogix’s net loss for the nine and three month periods ending September 30, 2008 was $284 and $204, respectively.

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

Note 12: Stock Options and Warrants

(a) Acorn Stock Options

A summary of stock option activity for the nine months ended September 30, 2008 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,684,000	$3.09	3.1 years
Granted at market price	285,000	5.21
Exercised	(50,000)	2.17		$136
Forfeited or expired	(25,000)
Outstanding at September 30, 2008	1,894,000	3.40	3.6 years	$1,558
Exercisable at September 30, 2008	1,412,831	$3.07	2.4 years	$1,469

The weighted average grant date fair value of the 285,000 stock options granted during the first nine months of 2008 was $3.35 per share. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	74%
Expected term (years)	5.7 years
Risk free interest rate	2.5%
Expected dividend yield	0.0%

In the third quarter of 2008, the Company modified the exercise price of 50,000 options previously granted to a consultant of the Company from $4.95 to $3.70. As a result of the modification, the Company recorded an expense of $13 representing the incremental value of the modification in Selling, General and Administrative expense.

(b) CoaLogix Stock Option Plan

In April 2008, the Company approved the CoaLogix Inc. 2008 Stock Option Plan (the “Plan”) for its CoaLogix subsidiary to be administrated by the board members of CoaLogix. In July 2008, the Plan was amended to reflect a 25 for 1 stock split. The grants and exercise prices noted below reflect the stock split

In April 2008, CoaLogix granted options to purchase 349,275 of its ordinary shares, to senior management and employees of CoaLogix under the Plan. In July 2008, an additional 9,200 options were granted to non-senior management employees. The April 2008 and July 2008 options were granted with an exercise price of $5.05 per share and are exercisable for a period of ten years. The options vest over a four year period from the date of grant. Upon exercise of all the options in the Plan, the Company’s holdings in CoaLogix will be diluted from 85% to approximately 76%.

During the nine and three month periods ended September 30, 2008, $376 and $199, respectively was recorded as stock compensation expense with respect to the abovementioned options ($122 and $57, respectively in Cost of Sales – Catalytic Regeneration Services and $254 and $120, respectively in Selling, Marketing, General and Administrative expenses).

The purpose of the Plan is to provide incentives to key employees of CoaLogix to further the growth, development and financial success of CoaLogix.

(c) Stock-based compensation expense

Total stock-based compensation expense included in the Company’s statements of operations for the nine months ended September 30, 2007 and 2008, respectively, was:

	Nine months ended September 30, 2007	Nine months ended September 30, 2008	Three months ended September 30, 2007	Three months ended September 30, 2008
Cost of sales	$22	$122	$—	$65
Selling, general and administrative expenses	543	867	191	326
Share of losses in Paketeria	49	25	17	13
Total stock based compensation expense	$614	$1,014	$208	$404

(d) Warrants

A summary of stock warrants activity for the nine months ended September 30, 2008 is as follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2007	986,506	3.89	4.0 years
Granted	—
Exercised	(202,483)
Forfeited or expired	—
Outstanding and exercisable at September 30, 2008	784,023	4.06	3.3 years

Note 13: Warranty Provision

The following table summarizes the changes in accrued warranty liability from the period from December 31, 2007 to September 30, 2008:

Gross Carrying Amount
Balance at December 31, 2007	$107
Warranties issued and adjustment of provision	81
Warranty claims	(4)
Balance at September 30, 2008*	$184

* $9 of the warranty provision is included in other current liabilities and $175 in other liabilities at September 30, 2008

The Company’s warranty provision is based upon the Company’s estimate of costs to be incurred during the warranty period.

Note 14: Fair Value Measurement

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

Financial assets and liabilities measured at fair value on a recurring basis as at September 30, 2008 consisted of the following:

	Level 1	Level 2	Total
Available for sale securities	$2,312	—	$2,312

Marketable securities that are classified in Level 1 consist of available-for-sale securities for which market prices are readily available. Unrealized gains or losses from available-for-sale securities are recorded in Accumulated Other Comprehensive Income.

Note 15: Segment Information

The Company’s current operations are based upon three operating segments:

•
RT Solutions whose activities are focused on two areas - naval solutions and other real-time and embedded hardware & software development. RT Solutions activities are provided through the Company’s DSIT Solutions Ltd. subsidiary.

•
SCR (Selective Catalytic Reduction) Catalyst and Management Services conducted through the Company’s CoaLogix subsidiary provides catalyst regeneration technologies and management services for SCR systems used by coal-fired power plants to reduce nitrogen oxides (NOx) emissions. As these activities were acquired in November 2007, there are no comparative results reported for these activities for the three and nine month periods ended September 30, 2007.

•
Energy Infrastructure Software (EIS) services are provided through the Company’s recently acquired Coreworx subsidiary (see Note 4). Coreworx is engaged in the design and delivery of project collaboration solutions for large capital projects. As these activities were acquired in August 2008, there are no comparative results reported for these activities for the three and nine month periods ended September 30, 2007.

Other operations include various operations in Israel that do not meet the quantitative thresholds of SFAS No. 131.

	RT Solutions	SCR	EIS*	Other	Total
Nine months ended September 30, 2008:
Revenues from external customers	$5,340	$5,441	$767	$982	$12,530
Intersegment revenues	70	—	—	—	70
Segment gross profit	1,749	868	510	200	3,327
Segment income (loss)	165	(1,772)	(310)	(106)	(2,023)
Nine months ended September 30, 2007:
Revenues from external customers	2,380	—	—	935	3,315
Intersegment revenues	—	—	—	—	—
Segment gross profit	750	—	—	64	814
Segment loss	(146)	—	—	(470)	(616)

Three months ended September 30, 2008:
Revenues from external customers	1,745	1,840	767	276	4,628
Intersegment revenues	54	—	—	—	54
Segment gross profit (loss)	568	(234)	510	53	897
Segment loss	(24)	(1,361)	(310)	(64)	(1,759)
Three months ended September 30, 2007:
Revenues from external customers	1,248	—	—	347	1,595
Intersegment revenues		—	—		—
Segment gross profit (loss)	459	—	—	14	473
Segment income (loss)	65	—	—	(99)	(34)

* For the EIS segment, the results shown for the three and nine month periods ended September 30, 2008 reflects the operations of Coreworx from August 13, 2008, the date of its acquisition by the Company, through September 30, 2008.

Reconciliation of Segment Income (Loss) to Consolidated Net Income

	Nine months ended September 30,		Three months ended September 30,
	2007	2008	2007	2008
Total income (loss) for reportable segments	$(146)	$(1,917)	$65	$(1,695)
Other operational segment loss	(470)	(106)	(99)	(64)
Total operating loss	(616)	(2,023)	(34)	(1,759)
Share of losses in Paketeria	(828)	(1,560)	(440)	(899)
Share of losses in GridSense	—	(194)	—	(60)
Acquired in-process research and development	—	(551)	—	(551)
Impairment of loans to Paketeria loans and investment to Local Power*	—	(3,000)	—	(2,454)
Minority interests	—	284	—	204
Gain on sale of Comverge shares	—	8,861	—	3,079
Gain recorded on Comverge public offering	16,169	—	—	—
Gain (loss) on outside investment in Company’s equity investments, net	(37)	7	(37)	7
Gain on early redemption of Debentures	—	1,259	—	—
Interest expense recorded with respect to the private placement of Debentures	(409)	(3,064)	(208)	—
Income tax expense	(9)	(689)	(4)	(691)
Net loss of corporate headquarters and other unallocated costs*	(2,212)	(3,140)	(873)	(1,197)
Total consolidated net income	$12,058	$(3,810)	$(1,596)	$(4,321)

* The $2,454 loss recorded in the three months ended September 30, 2008 was with respect to the impairment of the loans to Paketeria (see Note 6).

Note 16: Income Taxes

During the second quarter of 2008, the Company received an exemption of income taxes from the State of Delaware. Thus, effective for the period beginning with the Company’s transition to Delaware in March 2006, the Company’s effective income tax rate on domestic earnings is 34%.

Note 17: Legal Proceedings

On August 13, 2008, EES filed suit against CoaLogix and its CEO in the United States District Court for the District of Connecticut alleging claims for tortuous interference with contract, fraudulent misrepresentation, conversion, unfair trade practices and unjust enrichment. EES’ claims arise largely out of a series of business relationships that existed between EES, CoaLogix and Solucorp. The suit seeks unspecified damages in addition to disgorgement of all revenues CoaLogix has earned from its dealings with Solucorp. CoaLogix denies any liability and intends to vigorously defend this lawsuit in the event that a favorable settlement is not reached. No provision has been recorded with respect to the suit against CoaLogix and its CEO.

Note 18: Subsequent Events

Value of the Company’s Investment in Comverge

As of November 10, 2008, the total market value of the Company’s remaining 502,500 Comverge shares was approximately $2.4 million based on a November 10, 2008 closing market price of $4.71 per share.

Share Repurchase Program

On October 6, 2008, the Company announced that its Board of Directors had authorized a share repurchase program of up to 1,000,000 shares of its common stock. The share repurchase program will be implemented at management’s discretion from time to time. Through November 12, 2008, the Company has repurchased 34,000 shares of its common stock at an average price of $2.42 per share.

GridSense

On October 18, 2008, GridSense and certain of its significant shareholders, including the Company, entered into agreements to privatize the operations of GridSense in a corporation organized in Australia. If and when the proposed privatization is completed, the Company would own approximately 39.1% of the outstanding shares of privatized GridSense as compared to the 23.4% interest the Company maintains in the publicly held GridSense. In addition, the privatized GridSense will assume all indebtedness owed to the Company by the public GridSense. The privatization is subject to regulatory approval in Canada and approval by a majority of GridSense’s disinterested public shareholders. GridSense will be seeking approval of its shareholders at a meeting of the shareholders which it plans to hold before the end of 2008.

Coreworx

Coreworx currently anticipates that sales for 2009 will be below the levels forecasted at the time of its acquisition. Coreworx is in the process of revising its operating plans for 2009 in order to reduce its costs and expenses. Coreworx believes that under the revised plan, it will be able to reduce its operating losses and minimize its need for additional liquidity from Acorn or other sources. However, it is expected that Coreworx will require additional working capital support in order to effectuate the revised plan and finance its operations in 2009. This support may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above. Coreworx is exploring bank financing and possible new investment, but there is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms. The availability and amount of any additional investment from the Company may be limited by the working capital needs of its corporate activities and other operating companies.

Based upon analysis of the revised operating plan for Coreworx for 2009 and future periods and other information relating to Coreworx’s business and prospects, including the global economic slowdown and crisis in the credit markets and its possible effect on Coreworx’s customers, the Company will evaluate the goodwill and intangibles recorded upon acquisition for possible impairment. Such impairment could have a material adverse effect on the Company’s results of operations and financial condition.

CoaLogix Financing

In October 2008, CoaLogix signed an agreement with Square 1 Bank for a $500 term loan and a $2,000 formula based line-of-credit. The term loan is for a period of 36 months and bears interest at prime plus 1.5%. The line-of-credit is for a period of one year and bears interest at prime plus 0.75%. Both the term loan and the line-of-credit are to finance CoaLogix’s working capital and to finance its growth and are subject to certain financial covenants.

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

Under CAIR, the affected states had to achieve required emission reductions using one of two compliance options:    (1) meet the state’s emission budget by requiring power plants to participate in an EPA-administered interstate cap-and-trade system that caps emissions in two stages, or (2) meet an individual state emissions budget that is administered through measures of the state’s choosing.  The EPA-administered interstate cap-and-trade system did not establish quotas on individual states with respect to SO2 or NOx, but instead created a regional framework with regional caps.  CAIR was to be phased in under a two part plan, with a Phase I cap for NOx and SO2 beginning in 2009 and 2010, respectively, and Phase II beginning with respect to both pollutants in 2015.

Although the court’s ruling eliminated the CAIR program, including the related SO2 and NOx cap-and-trade programs, the court noted that, in the absence of CAIR, the NOx SIP Call program will continue. In addition state allowances for NOx under the Clean Air Act remain in effect. However, by striking down CAIR and the cap-and-trade regime, the CAIR-promulgated annual NOx allowances have been eliminated, leaving the validity of the states’ regulations regarding these allowances in question. The EPA has announced that it is reviewing the decision and analyzing its effects. It is unclear when new regulation will be proposed or adopted or if legislation to revamp the Clean Air Act may overtake or supersede new regulatory action.

Subsequently, petition for review of the July 11, 2008 decision were filed by the Utility Air Group and the National Mining Association, stating that the court erred in vacating NOx trading programs claiming it was inconsistent with a prior court ruling on NOx trading programs in 2000. Environmental advocates have also petitioned the court to reconsider the remedy of vacating the rule, and have asked that the court entertain other options such as keeping the program in place and directing the EPA to improve it. Additionally, in a procedural order, the U.S. court of Appeals for the D.C. Circuit has asked the parties seeking en banc review of the July 11, 2008 vacatur of CAIR to file additional responses on two questions, whether any party is seeking vacatur of CAIR and whether the court should stay its earlier mandate until the EPA develops a revised rule.. While the D.C Circuit’s order would vacate the air emissions program, the procedural order suggests that there may be a possibility that the program might remain in force for several more years.

CoaLogix

In October 2008, CoaLogix signed an agreement with Square 1 Bank for a $500,000 term loan and a $2 million formula based line-of-credit. The term loan is for a period of 36 months and bears interest at prime plus 1.5%. The line-of-credit is for a period of one year and bears interest at prime plus 0.75%. Both the term loan and the line-of-credit are to finance CoaLogix’s working capital and to finance its growth and are subject to certain financial covenants.

Coreworx acquisition

On August 13, 2008, we entered into and closed an agreement for the acquisition of all of the outstanding capital stock of Coreworx, Inc. (“Coreworx”). Coreworx is headquartered in Kitchener, Ontario, Canada, and is engaged in the design and delivery of project collaboration solutions for large capital projects.  The acquisition of Coreworx was completed pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), dated August 13, 2008, by and among us, former debenture holders in Coreworx and former shareholders in Coreworx.

Prior to and in contemplation of the completion of the acquisition, we lent Coreworx $1,500 which bore interest at 12% per year.

Immediately prior to the purchase of the Coreworx shares, we contributed to the capital of Coreworx $2,500 in cash and $3,400 aggregate principal amount of its 8% one-year promissory notes. The cash and notes were delivered by Coreworx to the holders of Coreworx’s debentures in full payment and satisfaction of all principal and accrued interest outstanding on such debentures.

In consideration for the Coreworx shares, we issued 287,500 shares of our Common Stock. Under the Purchase Agreement, a portion of these shares will be held in escrow until one year after the closing.

As a result of the transaction, Coreworx is a wholly-owned subsidiary of ours and will be presented as our Energy Infrastructure Software segment. In connection with the transaction, we agreed to implement an option plan for Coreworx employees for up to 20% of the outstanding Coreworx shares.

A contingent payment of one-half of the expected net receipt (less fees) by Coreworx of monies due from the Canada Revenue Agency or the Ontario Ministry of Revenue in connection with Coreworx’s 2007 scientific research and experimental development tax credit refund claim or Ontario innovation tax credit refund claim for 2007 (collectively, the “SRED Claim”) during the six months immediately following the closing date, is not included in the purchase price as the receipt of the SRED Claim within the six months following the closing date is less than beyond a reasonable doubt.

The final purchase price will be dependent upon the actual amount of the SRED refund (if any) and the actual transaction costs.

Coreworx currently anticipates that sales for 2009 will be below the levels forecasted at the time of our acquisition. Coreworx is in the process of revising its operating plans for 2009 in order to reduce its costs and expenses. Coreworx believes that under the revised plan, it will be able to reduce its operating losses and minimize its need for additional liquidity from Acorn or other sources. However, it is expected that Coreworx will require additional working capital support in order to effectuate the revised plan and finance its operations in 2009. This support may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above. Coreworx is exploring bank financing and possible new investment, but there is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms. The availability and amount of any additional investment from us may be limited by the working capital needs of our corporate activities and other operating companies.

    Based upon analysis of the revised operating plan for Coreworx for 2009 and future periods and other information relating to Coreworx’s business and prospects, including the global economic slowdown and crisis in the credit markets and its possible effect on Coreworx’s customers, we will evaluate the goodwill and intangibles recorded upon acquisition for possible impairment. Such impairment could have a material adverse effect on the Company’s results of operations and financial condition.

Comverge

During the third quarter of 2008, we sold 503,798 of our Comverge shares for approximately $5.7 million and recorded a pre-tax gain of approximately $3.1 million. On September 30, 2008 we held 502,500 common shares of Comverge. During the period from October 1, 2008 to November 12, 2008, we did not sell any additional Comverge shares. As of November 12, 2008, the total market value of our remaining Comverge shares was approximately $2.4 million based on a November 10, 2008 closing market price of $4.71 per share.

Paketeria

In 2008, we provided Paketeria with approximately $2.6 million of loans in order to provide it with additional temporary financing to help it support its operations until it is able to raise funds through the sale by existing shareholders of shares through the escrow arrangement from Paketeria’s listing on the Frankfurt Stock Exchange (further described on page F-20 of our Annual Report on Form 10-K) or other sources.

Paketeria has changed its business model from a franchise concept to a partnering concept with Volksbank in Germany. This change of focus will cause Paketeria to incur significant expenditures. We have decided that we can no longer provide any additional financing to Paketeria to help it support its operations until it can raise funds from other sources. As a result, we have significant doubt as to Paketeria’s ability to repay its debt to us and its ability to continue as a going concern. We have accordingly, taken a loss provision on our loans to Paketeria and reduced our investment balance in Paketeria to zero.

GridSense

On January 2, 2008, we participated in a transaction where we were the lead investor in a private placement by GridSense Systems Inc. (“GridSense”), acquiring 15,714,285 shares and 15,714,285 warrants for C$1.1 million (approximately $1.1 million). The warrants acquired expired in July 2008. The 15,714,285 shares acquired by us in the placement represented approximately 24.5% of GridSense's issued and outstanding shares at the time. Our holdings in GridSense were subsequently diluted to approximately 23.4% as a result of a transaction by GridSense. In July 2008, we provided GridSense with a C$750,000 loan ($736,000). The loan bears interest at a rate of 8% per year was initially due on October 30, 2008. The due date of the loan has been extended to January 31, 2009. The loan is secured by a security interest in all the assets of GridSense’s principal operating subsidiary.

On October 18, 2008, GridSense and certain of its significant shareholders, including Acorn, entered into agreements to privatize the operations of GridSense in a corporation organized in Australia. If and when the proposed privatization is completed, we would own approximately 39.1% of the outstanding shares of GridSense as compared to the 23.4% interest we maintain in the publicly held GridSense. In addition, the privatized GridSense will assume all indebtedness owed to us by the public GridSense. The privatization is subject to regulatory approval in Canada and approval by a majority of GridSense’s disinterested public shareholders. GridSense will be seeking approval of its shareholders at a meeting of the shareholders which it plans to hold before the end of 2008.

 Share Repurchase Program

On October 6, 2008, our Board of Directors authorized a share repurchase program of up to 1,000,000 shares of our common stock. The share repurchase program will be implemented at management’s discretion from time to time. Through November 12, 2008, we repurchased 34,000 shares of our common stock at an average price of $2.42 per share.

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

•
Energy Infrastructure Software services are provided through our recently acquired Coreworx subsidiary. Coreworx provides unique solutions for engineering, procurement and construction companies that manage capital projects.

Our equity affiliates and entities in which we own significant equity interests are engaged in the following activities:

•	Comverge Inc. Provides energy intelligence solutions for utilities and energy companies through demand response.

•	GridSense Systems Inc. Provides remote monitoring and control systems to electric utilities and industrial facilities worldwide.

•
Paketeria AG. Owner and franchiser of a full-service franchise chain in Germany that combines eight services (post and parcels, electricity, eBay dropshop, mobile telephones, copying, printing, photo processing and printer cartridge refilling) in one store.

•	Local Power, Inc. Provides consultation services for community choice aggregation.

During the 2008 periods included in this report, we had operations in three reportable segments: providing catalyst regeneration technologies and management services for SCR systems through our CoaLogix subsidiary, Energy Infrastructure Software (“EIS”) services provided through our recently acquired Coreworx subsidiary and RT Solutions which is conducted through our DSIT subsidiary. The following analysis should be read together with the segment information provided in Note 15 to the interim unaudited consolidated financial statements included in this quarterly report, which information is hereby incorporated by reference into this Item 2.

RT Solutions

Our RT Solutions segment reported significantly increased revenues in 2008 as compared to 2007 (for both the three and nine months ended September 30). The increase in revenues was the result of the acquisition of the following projects:

•	A NIS 30 million (approximately $8.0 million at September 30, 2008) order for a sonar and underwater acoustic system for the Israeli Ministry of Defense, and

•
An order to supply what we believe to be the world’s first underwater surveillance system to protect a strategic coastal energy installation. This order was received in mid- 2007 and the project was successfully completed in the second quarter of 2008.

•	A number of significant embedded hardware and software RT projects for which we received over $2 million of orders in the first nine months of 2008.

Our increased revenues are a direct result of our progress in those projects.

Our continued growth in sales projected for the fourth quarter of 2008 and into 2009 is expected to come primarily from our naval solutions projects with sales from our embedded hardware and software development projects. We project continued growth based on our abovementioned contract with the Israeli MOD for which we currently have a backlog of approximately $4.3 million and we anticipate receiving in the fourth quarter of 2008 and the beginning of 2009 a number of significant naval solutions contracts for additional underwater surveillance systems to protect strategic coastal energy installations.

CoaLogix/SCR

In the first nine months of 2008, SCR-Tech secured new contracts from major U.S. companies representing more than triple its entire 2007 sales.  At the end of the third quarter, CoaLogix had a backlog of approximately $14.4 million (up from approximately $12.5 million and the end of the second quarter) which we expect to realize over the next 2 years. CoaLogix has recently completed a program to expand its facilities to meet increased demand.

 As noted in “Recent Developments”, in July 2008, the District of Columbia Court of Appeals issued an opinion in the State of North Carolina v. Environmental Protection Agency in which the court vacated the EPA’s Clean Air Interstate Rule (CAIR) and the associated Federal Implementation Plan. The court’s ruling may mean less regeneration activity in the short term for CoaLogix.  However, we believe that the long-term trend is for increasing and more stringent environmental regulation our customers and that the long-term prospects for the regeneration business remain good. In addition, we believe that the new uncertain regulatory landscape creates additional opportunities for CoaLogix’s SCR management services.

Revenues increased significantly in the third quarter of 2008 as compared to the relatively low revenues in second quarter of 2008. Revenues and margins for the second and third quarters are generally lower than those of first and fourth quarters due to seasonal factors since power plants do not schedule service of their catalyst systems during the spring and summer ozone months.

Coreworx

Coreworx expects to continue to incur operating losses for the balance of 2008. Coreworx also anticipates that sales for 2009 will be below the levels forecasted at the time of our acquisition. Coreworx is in the process of revising its operating plans for 2009 in order to reduce its costs and expenses. Coreworx believes that under the revised plan, it will be able to reduce its operating losses and minimize its need for additional liquidity from Acorn or other sources. However, it is expected that Coreworx will require additional working capital support in order to effectuate the revised plan and finance its operations in 2009. This support may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above. Coreworx is exploring bank financing and possible new investment, but there is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms. The availability and amount of any additional investment from us may be limited by the working capital needs of our corporate activities and other operating companies.

    Based upon analysis of the revised operating plan for Coreworx for 2009 and future periods and other information relating to Coreworx’s business and prospects, including the global economic slowdown and crisis in the credit markets and its possible effect on Coreworx’s customers, we will evaluate the goodwill and intangibles recorded upon acquisition for possible impairment. Such impairment could have a material adverse effect on the Company’s results of operations and financial condition.

Paketeria

In December 2007, Paketeria’s shares were listed under the symbol “AOSTYL” on the Open Market (Freiverkehr) of the Frankfurt Stock Exchange and became eligible for trading. In connection with the listing and the escrow arrangements, Paketeria’s shareholders, including Acorn agreed to lock up certain of their shares for up to one year from the listing date. Under the lock-up agreement, shareholders may not offer, pledge, allot, sell or otherwise transfer or dispose of directly or indirectly any shares of Paketeria. There is currently a limited market for Paketeria’s shares on this market. From the listing date to November 1, 2008, 935 shares of Paketeria were sold by the German investment bank responsible for the initial listing.

Thus far in 2008, we have provided Paketeria with approximately $2.6 million of loans in order to provide it with additional temporary financing to help it support its operations until it is able to raise funds from other sources. The loans are to be repaid by March 31, 2009. If the loans are not repaid, we are entitled to convert the loans and any unpaid accrued interest into equity of Paketeria at the rate of €2.31 ($3.34 at current exchange rates) per share. In addition, Paketeria granted warrants to Acorn to acquire Paketeria shares. The warrants are exercisable at €7.71 ($11.14 at current exchange rates) per share to acquire the number of Paketeria shares derived by dividing the Combined Loan’s outstanding principal plus accrued interest by €7.71. The warrant may only be exercised to the extent the loan is not converted.

Paketeria has changed its business model from a franchise concept to a partnering concept with Volksbank in Germany. This change of focus will cause Paketeria to incur significant expenditures. We have decided that we will no longer provide any additional financing to Paketeria to help it support its operations until it can raise funds from other sources. As a result, we have significant doubt as to Paketeria’s ability to repay its debt to us and its ability to continue as a going concern. We have, accordingly, taken a loss provision on our loans to Paketeria and reduced our investment balance in Paketeria to zero.

Paketeria continues to look for additional outside equity or debt financing to finance its expansion.

GridSense

We acquired our interest in GridSense by participating as the lead investor in their January 2008 private placement. In the private placement, we acquired 15,714,285 shares for C$1.1 million (approximately $1.1 million) plus transaction costs. The 15,714,285 shares we acquired represents approximately 25% of GridSense's issued and outstanding shares. Our holdings in GridSense were diluted to approximately 24% following the first quarter acquisition by GridSense of Transformer Contracting, Inc. in which they issued an additional 3,000,000 shares.

In July 2008, we lent GridSense C$750,000 ($736,000 at the then exchange rate) under a secured promissory note which bears interest at 8% and is currently due on January 31, 2009. The note is secured by all the assets of GridSense’s principal operating subsidiary.

We account for our GridSense investment the equity method and, as such, we record approximately 24% of its income/loss in our consolidated results. We record our share of income or loss in GridSense with a lag of three months as we are not able to receive timely financial information. In the third quarter of 2008, we recorded a loss of $126,000 representing our approximate 24% share of GridSense’s losses for the period from January 2, 2008 to June 30, 2008. We also recorded $69,000 as our share of losses in GridSense which represents the amortization of certain intangible assets acquired by us in our initial investment and the write-off of an option to acquire additional GridSense shares which expired. We will record our share of GridSense’s third quarter results in the fourth quarter of 2008.

Corporate

As noted above in “Recent Developments”, on October 6, 2008, our Board of Directors authorized a share repurchase program of up to 1,000,000 shares of our common stock. The share repurchase program will be implemented at management’s discretion from time to time. Through November 12, 2008, we repurchased 34,000 shares of our common stock at an average price of $2.42 per share.

At the end of October 2008, we had corporate debt of $3.4 million related to our acquisition of Coreworx and approximately $13,0 million in unrestricted cash. In addition, we have restricted cash of $2.5 million of which we expect a significant portion to be released in the first quarter of 2009. We continue to have significant corporate cash expenses and will continue to expend in the future, significant amounts of funds on professional fees and other costs in connection with our strategy to seek out and invest in companies that fit our target business model. We have begun to implement cost-cutting measures with respect to our corporate expenses, most of which will not come into effect until 2009.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three and nine months ended September 30, 2007 and 2008, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. Our results for the three and nine months ended September 30, 2008 include the results of our newly acquired SCR-Tech and Coreworx subsidiaries. As such, results for the three and nine months ended September 30, 2008 may not be comparable to the results for the three and nine months ended September 30, 2007 without negating the effect of SCR-Tech’s and Coreworx’s results.

	Nine months ended September 30,					Three months ended September 30,
	2007		2008		Change	2007		2008		Change
	($,000)	% of sales	($,000)	% of sales	From 2007 to 2008	($,000)	% of sales	($,000)	% of sales	From 2007 to 2008
Sales	$3,315	100%	$12,530	100%	278%	$1,595	100%	$4,628	100%	190
Cost of sales	2,501	75	9,203	73	268	1,122	70	3,731	81	233
Gross profit	814	25	3,327	27	309	473	30	897	19	90
R&D expenses	310	9	510	4	65	77	5	402	9	422
Acquired IPR&D	—		551	4		—		551	12
SG&A expenses	3,012	91	8,094	65	169	1,153	72	3,401	73	195
Impairment of loans and investments	—		3,000	24		—		2,454	53
Operating loss	(2,508)	(76)	(8,828)	(70)	252	(757)	(47)	(5,911)	(128)	681
Gain on early redemption of Debentures	—	—	1,259	10		—	—	—
Finance expense, net	(729)	(22)	(2,950)	(24)	305	(358)	(22)	(50)	(1)	(86)
Gain on public offering of Comverge	16,169	488	—			—	—	—
Gain on sale of Comverge shares	—	—	8,861	71		—	—	3,079	67
Gain (loss) on outside investment in Company’s equity investments, net	(37)	(1)	7	0	(119)	(37)	(2)	7	0	(119)
Income before taxes on income	12,895	389	(1,651)	(13)	(113)	(1,152)	(72)	(2,875)	(62)	150
Taxes on income	(9)	0	(689)	(5)		(4)	0	(691)	(15)
Income (loss) from operations of the Company and its consolidated subsidiaries	12,886	389	(2,340)	(19)	(118)	(1,156)	(72)	(3,566)	(77)	208
Minority interests	—		284	2		—	—	204	4
Share of losses in GridSense	—		(194)	(2)		—	—	(60)	(1)
Share in losses in Paketeria	(828)	(25)	(1,560)	(13)	89	(440)	(28)	(899)	(20)	105
Net income	$12,058	364	$(3,810)	(31)	(132)	$(1,596)	(100)	$(4,321)	(94)	171

Sales. Sales in the first nine months of 2008 increased by $9.2 million or 278% to $12.5 million from $3.3 million in the first nine months of 2007. The increase in sales is attributable to the inclusion of $5.4 million of the sales of CoaLogix which we acquired at the end of 2007 in the first nine months of 2008 which were not included in our consolidated results in 2007 as well as sales of $0.8 million from our recently acquired Coreworx subsidiary. In addition, the DSIT sales of $6.3 million in the first nine months of 2008 represents a $3.0 million or 91% increase over sales from the first nine months of 2007. Sales in the third quarter of 2008 increased by $3.0 million, or 190% to $4.6 million from $1.6 million in the third quarter of 2007. The increase in third quarter 2008 sales is also attributable to CoaLogix and Coreworx sales of $1.8 million and $0.8 million, respectively, which were not included in our 2007 consolidated results, combined with an increase in DSIT sales of $0.4 million. The increase in DSIT sales for both the three and nine months ended September 30, 2008 was almost entirely attributable to an increase in RT Solutions segment sales which was primarily due to two naval projects being performed by DSIT which began in the third quarter of 2007. The $4.6 million of sales in the third quarter of 2008 represents an increase of approximately $1.0 million or 28% from sales in the second quarter of 2008. The quarter-to-quarter increase in sales is due almost entirely to the sales recorded in Coreworx combined with a $0.5 million increase in CoaLogix sales, partially offset by a quarter-to-quarter decrease of $0.2 million in DSIT sales. The change in sales at CoaLogix was due to seasonal factors since power plants do not schedule service of their catalyst systems during the spring and summer ozone months, with the second quarter generally being the slowest period.

Gross profit. Gross profits in the first nine months of 2008 increased by $2.5 million or 313%, to $3.4 million from $0.8 million in the first nine months of 2007. The increase in gross profits is attributable to the inclusion of CoaLogix and Coreworx gross profits of $0.9 and $0.5 million, respectively, in the first nine months of 2008 combined with an increase in DSIT gross profits to $2.0 million which increased by $1.2 million or 143% from $0.8 million in 2007.

Gross profits in the third quarter of 2008 increased by approximately $0.5 million or 97%, as compared to the $0.5 million of gross profits in third quarter of 2007. The increase in third quarter 2008 gross profit was also solely due to the inclusion in 2008 of Coreworx gross profits of $0.5 million. DSIT’s increased gross profit of $0.2 million during the third quarter was offset by the negative gross profit of $0.2 million recorded by CoaLogix. The increase in DSIT gross profit was attributable to the aforementioned increase in RT Solutions segment sales. CoaLogix’s reduced gross profit was caused by lower regeneration volumes due to seasonal factors since power plants do not schedule service of their catalyst systems during the spring and summer ozone months. In addition, CoaLogix completed some projects during the third quarter that resulted in negative margins.  This was caused by longer than expected times to complete these projects and by higher costs of the raw materials and chemicals due to the product mix.

Our gross margins also increased to 27% in the first nine months of 2008 compared to 25% in the first nine months of 2007. The increased gross margins were the result of CoaLogix and Coreworx’s gross margins of 29% and 66%, respectively, which were not included in 2007 results. In addition, during the period, DSIT’s increased its gross margin to 31% as compared to 2007’s 25%. DSIT’s increased gross margins were due to higher margin projects being performed during the 2008 as compared to 2007.

Acquired in-process research and development (“IPR&D”). IPR&D, represents Coreworx’s research and development projects that had not reached technological feasibility and had no alternative future use when acquired. We have tentatively estimated that approximately $551,000 of the purchase price of Coreworx may represent purchased in-process technology. This is a preliminary estimate that is subject to change.

Selling, general and administrative expenses (“SG&A”). SG&A in the first nine months of 2008 increased by $5.1 million as compared to the first nine months of 2007. A portion of the increase was attributable to the inclusion of CoaLogix’s and Coreworx’s SG&A costs of $2.5 and $0.4 million, respectively. DSIT’s SG&A increased by approximately $0.6 million compared to the first nine months of 2007. During that period, senior management of DSIT waived approximately $0.2 million of liabilities DSIT had to them in order to shore up its results and maintain its working relationship with its banks. In addition, DSIT’s costs have increased due to the weakness of the US dollar during 2008 as compared to 2007. Corporate SG&A expense also increased by approximately $1.6 million during 2008 as compared to 2007. The increase in corporate SG&A is due to increased professional fees and salaries reflecting a higher level of corporate activity due to our M&A activity.

Impairment of loans to Paketeria loans and investment to Local Power. In the third quarter, we recorded a loss provision on our loans to Paketeria of $2.5 million due to Paketeria’s increasing operating difficulties and our doubts as to its ability to repay its debt to us and its ability to continue as a going concern. Earlier in 2008, we took a cumulative charge of $0.5 million with respect to our investment and loans to Local Power.

Gain on early redemption of Debenture. In accordance with applicable accounting standards, we recorded a non-cash gain of approximately $1.3 million in connection with the January 2008 redemption of our Convertible Debentures.

Finance income (expense), net. The increase in finance expense in the first nine months of 2008 compared with the first nine months of 2007 is due primarily to the non-cash interest expense of $3.1 million recorded with respect to the write-off of the remaining balances of debt origination costs, warrants value and beneficial conversion features in the early redemption of our convertible debentures. This was partially offset by interest income earned on the proceeds of the sale of Comverge shares.

Gain on public offering of Comverge. In April 2007, Comverge completed its initial public offering. As a result of the Comverge offering, the Company recorded an increase in its investment in Comverge and recorded a non-cash gain of $16.2 million in “Gain on public offering of Comverge”.

Gain on sale of Comverge shares. During the first nine months of 2008, we sold 1,261,165 of the 1,763,665 Comverge shares we held at the beginning of 2008. We received proceeds of $15.4 million from the sales and recorded a pre-tax gain of $8.9 million.

Taxes on income. In the third quarter of 2008, we recorded a non-cash expense of $0.9 million with respect to the elimination of deferred tax assets from our balance sheet due to the reduction in the value of Comverge shares.

Share of losses in GridSense. We record our share of income or loss in GridSense with a lag of three months as we are not able to receive timely financial information. We will record our share of GridSense’s third quarter results in the fourth quarter of 2008. In the first nine months of 2008, we recorded a loss of $126,000 representing our approximate 24% share of GridSense’s losses for the first six months of 2008. In addition, we also recognized additional losses totaling $69,000 with respect to amortization related to acquired technologies, customer relationships and trademarks and the value of expiring warrants.

Share of losses in Paketeria. In the first nine months of 2008, we recorded a loss of $1.6 million of which approximately $1.0 million represents our approximate 31% share of Paketeria’s losses for the period and approximately $0.1 million representing amortization expense associated with acquired intangibles and approximately $0.5 million representing the impairment of the balance of our investment. As a result of these losses, our investment in Paketeria has been reduced to zero and we will cease recording losses in Paketeria.

Liquidity and Capital Resources

As of September 30, 2008, we had working capital of $14.8 million, including $14.4 million of cash and cash equivalents not including restricted cash of $3.0 million (of which we expect approximately $2.3 million to be released by the first quarter of 2009). Net cash used in the nine months ended September 30, 2008 was $5.2 million, of which $4.2 million was used in operating activities. The primary use of cash in operating activities during the first nine months of 2008 was our corporate cash operating expenditures of approximately $2.3 million and the $1.3 million used by Coreworx since our acquisition.

Cash used in investing activities were primarily due to our acquisition of Coreworx ($2.5 million), $5.1 million of loans made to Paketeria, GridSense, Coreworx (in contemplation of our acquisition) and others, $2.0 million used for the acquisition of license technology by our CoaLogix subsidiary, $1.3 million used for acquisitions of property and equipment, $1.9 million used to fund our investment in GridSense and EnerTech, $1.0 million with respect to an additional deposit in an Israeli bank as a guarantee for a project being performed by DSIT, approximately $0.4 million of additional restricted cash deposits and $1.0 million of costs related to our November 2007 acquisition of SCR Tech. These amounts were offset by the proceeds of $15.4 million from the sale of our Comverge shares during the nine months ended September 30, 2008.

Net cash of $0.7 million was used in financing activities, primarily from the redemption of our debentures ($3.4 million) and repayment of short and long-term borrowings ($0.2 million). This use of cash was partially offset by the $2.2 million investment made by Enertech in CoaLogix and the $0.8 million of proceeds from the exercise of warrants and employee stock options.

As of November 1, 2008, the Company’s corporate operations had a total of approximately $13.0 million in cash and cash equivalents (not including the $2.5 million deposited in an account as a security for a guarantee for DSIT), reflecting a $0.9 million decrease from the balance as of September 30, 2008. The decrease from September 30, 2008 includes $500,000 that was transferred to our Coreworx subsidiary for working capital.

We believe that the cash available and the cash potentially available from any sales of our holdings in Comverge will provide more than sufficient liquidity to finance Acorn’s activities for the foreseeable future and for the next 12 months in particular.

At September 30, 2008, DSIT had approximately $585,000 in Israeli credit lines available to DSIT by an Israeli bank, of which $677,000 was then being used. DSIT had additional funds in the same bank which the bank had the right to offset against the line of credit being used. As such, the net line of credit being used by DSIT on September 30, 2008 was approximately $514,000.

As noted above in “Recent Developments”, in October 2008, CoaLogix signed an agreement with Square 1 Bank for a $500,000 term loan and a $2 million formula based line-of-credit. The term loan is for a period of 36 months and bears interest at prime plus 1.5%. The line-of-credit is for a period of one year and bears interest at prime plus 0.75%. Both the term loan and the line-of-credit are to finance CoaLogix’s working capital and to finance its growth and are subject to certain financial covenants.

Coreworx currently anticipates that sales for 2009 will be below the levels forecasted at the time of our acquisition. Coreworx is in the process of revising its operating plans for 2009 in order to reduce its costs and expenses. Coreworx believes that under the revised plan, it will be able to reduce its operating losses and minimize its need for additional liquidity from Acorn or other sources. However, it is expected that Coreworx will require additional working capital support in order to effectuate the revised plan and finance its operations in 2009. This support may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above. Coreworx is exploring bank financing and possible new investment, but there is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms. The availability and amount of any additional investment from us may be limited by the working capital needs of our corporate activities and other operating companies.

Contractual Obligations and Commitments

Our contractual obligations and commitments at September 30, 2008 principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and potential severance obligations to Israeli employees and are set forth in the table below.

	Cash Payments Due During Year Ending September 30,
	(amounts in thousands)
Contractual Obligations	Total	2009	2010- 2011	2012- 2013	2014 and thereafter
Debt	$3,428	$3,428	$—	$—	$—
Operating leases	3,774	1,500	1,684	584	6
Potential severance obligations to Israeli employees (1)	2,866	—	—	—	2,866
Investment in EnerTech Capital Partners III L.P. (2)	3,850	3,850	—	—	—
Purchase commitments	191	191	—	—	—
Total contractual cash obligations	$14,109	$8,969	$1,684	$584	$2,872

We expect to finance these contractual commitments from cash on hand and cash generated from operations.

(1) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and ending salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of September 30, 2008, we accrued a total of $2.9 million for potential severance obligations of which approximately $1.8 million was funded with cash to insurance companies.

(2) In August 2007, we committed to invest up to $5 million over a ten-year period in EnerTech Capital Partners III L.P. (“EnerTech III”), a proposed $250 million venture capital fund targeting early and expansion stage energy and clean energy technology companies that can enhance the profits of the producers and consumers of energy.

Our obligation under this commitment is presented as a current liability, though it is uncertain as to when actual payments may be made. To date, we have received and funded a capital call of $1,150,000 to EnerTech III.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit incurred to finance our operations in Israel, whose utilization at September 30, 2008 stood at approximately $677,000. Our non-US dollar monetary assets and liabilities (net liability of approximately $0.7 million) in Israel are exposed to fluctuations in exchange rates. In addition, our non-US dollar monetary assets and liabilities (net liability of approximately $0.5 million) in Canada at our Coreworx subsidiary are also exposed to fluctuations in exchange rates. Furthermore, $2.2 million and $0.8 million of our backlog of projects are contracts and orders that are denominated in NIS and linked to an Israeli Ministry of Defense Index, and denominated in NIS, respectively.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
Environmental Energy Services, Inc. v. CoaLogix, Inc.
District of Connecticut, Case No. 3:08 CV 1237 (RNC)

On August 13, 2008, Environmental Energy Services (“EES”) filed suit against CoaLogix and William McMahon, the president and chief executive officer of CoaLogix, in the United States District Court for the District of Connecticut alleging claims for tortuous interference with contract, fraudulent misrepresentation, conversion, unfair trade practices and unjust enrichment. EES’ claims arise largely out of a series of business relationships that existed between EES, CoaLogix and Solucorp Industries, Ltd. (“Solucorp”). Beginning in 2005, EES acquired a license to distribute certain Solucorp technology related to the reduction of mercury emissions. Subsequently, in the fall of 2007, CoaLogix entered into separate and independent business relationships with both Solucorp and EES. While CoaLogix’s relationship with Solucorp matured into a joint venture, a business relationship with EES, after further investigation and due diligence, was ultimately deemed inadvisable. EES initially alleged that CoaLogix and its CEO utilized confidential information obtained during negotiations with EES in order to improperly seek out and broker a deal with Solucorp in violation of EES’ contractual rights. On October 10, 2008, CoaLogix and its CEO filed a motion to have the case transferred to the Western District of North Carolina. Simultaneously, CoaLogix and its CEO filed motions to extend all deadlines in the case until such time as the court has ruled on the motion to transfer venue. Thereafter, on October 22, 2008, EES filed an Amended Complaint dropping CoaLogix’s CEO as a defendant and removing its claim for fraudulent misrepresentation. The Amended Complaint seeks unspecified damages in addition to disgorgement of all revenues CoaLogix has earned from its dealings with Solucorp. CoaLogix denies any liability and intends to vigorously defend this lawsuit in the event that a favorable settlement is not reached. Further, CoaLogix contends that its cost of defense, together with any ultimate judgment, is the responsibility of SoluCorp due to an indemnification agreement between the companies. SoluCorp has agreed to assume the cost of defense, but has not made a commitment regarding any ultimate judgment.

SCR-Tech LLC v Evonik Energy Services LLC et al.
District of Connecticut, Case No. 3:08 CV 1237 (RNC)

On July 30, 2008, SCR-Tech LLC (“SCR-Tech”), a subsidiary of CoaLogix, filed suit in Mecklenburg County, North Carolina, Superior Court against Evonik Energy Services LLC (“Evonik LLC”), Hans-Ulrich Hartenstein and Brigitte Hartenstein (the “Hartensteins”), and three of Evonik LLC’s German parent companies: Evonik Energy Services GmbH, Evonik Steag GmbH and Evonik Industries AG (the “German Defendants”). Subsequent to the initial filing, the case was designated as a complex business matter and transferred to the North Carolina Business Court.

SCR-Tech’s claims arise largely from the Hartensteins’ previous employment as officers of SCR-Tech and the Confidentiality and Invention Assignment Agreement signed by the Hartensteins upon termination of their employment with SCR-Tech. Shortly after leaving SCR-Tech in late 2005, the Hartensteins accepted positions as officers of Evonik LLC f/k/a Steag LLC. Evonik LLC then announced that it would be opening a catalyst regeneration facility in Kings Mountain, North Carolina. SCR-Tech subsequently became concerned that the Hartensteins were acting in contravention of their confidentiality agreement. After Evonik LLC refused to engage in meaningful discussions regarding SCR-Tech’s concerns, SCR-Tech filed suit alleging claims for breach of contract, tortious interference with contract, misappropriation of trade secrets, breach of fiduciary duty and usurpation of corporate opportunity. SCR-Tech’s claims against the German Defendants stem from Evonik LLC’s admission that its parent entities knew of the Hartensteins’ contractual obligations to SCR-Tech and, nevertheless, directed the actions which have been in contravention of those obligations.

Subsequent to the filing of this lawsuit, the Hartensteins filed a motion to dismiss SCR-Tech’s claims related to breach of fiduciary duty and usurpation of corporate opportunity. This motion is currently pending before the court. Additionally, Evonik LLC has filed a counterclaim against SCR-Tech, for unspecified damages, alleging trade libel, abuse of process and unfair and deceptive trade practices. SCR-Tech vehemently denies the allegations of Evonik LLC’s counterclaim and will vigorously defend against them.

Item 1A Risk Factors

We may from time to time make written or oral statements that contain forward-looking information. However, our actual results may differ materially from our expectations, statements or projections due to various factors. Many of these factors are described under “Risk Factors” in our Annual Report of Form 10-K. With respect to our newly acquired Coreworx subsidiary, the following risks and uncertainties could cause actual results to differ from our expectations, statements or projections.

•
Operating Losses; Need for Additional Working Capital. Coreworx expects to continue to incur operating losses for the balance of 2008. Coreworx also anticipates that sales for 2009 will be below the levels forecasted at the time of our acquisition. Coreworx is in the process of revising its operating plans for 2009 in order to reduce its costs and expenses. Coreworx believes that under the revised plan, it will be able to reduce its operating losses and minimize its need for additional liquidity from Acorn or other sources. However, it is expected that Coreworx will require additional working capital support in order to effectuate the revised plan and finance its operations in 2009. This support may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above. Coreworx is exploring bank financing and possible new investment, but there is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.

•
Economic Conditions; Credit Crisis. The current economic conditions and limited availability of credit may affect capital projects and budgets of Coreworx customers. This may result in deferral of projects, which would have an adverse impact on our ability to achieve planned sales.

•
Customer Concentration. Coreworx currently relies on a small number of customers for its revenue. During the nine months ended September 30, 2008, seven customers accounted for all of its sales. The loss of any of these major customers or a major reduction in their level of purchases would likely have a material adverse effect on Coreworx.

•
Competition. The market for project management collaboration software is highly competitive. Coreworx competes with products such as Open Text’s Open Text, EMC’s Documentum, Autodesk’s Buzzsaw, IBM’s FileNet and Microsoft’s Sharepoint. Although Coreworx believes that the Coreworx suite offers features and functionality for engineering management of large-scale capital projects that these other products do not offer, Coreworx may not have sufficient development and marketing resources to compete effectively with these larger competitors.

•
Need to Continue Product Enhancement. Coreworx needs to continue to upgrade the Coreworx suite to add features demanded by the market. Coreworx is in the process of completing and enhancing the integration of the Coreworx suite with Microsoft Sharepoint, a widely used collaboration tool and expects to complete the integration by the end of 2009. A failure to complete integration on a timely basis would have a negative impact on Coreworx’s sales, particularly to potential new customers.

Item 5. Other Information

On September 15, 2008, Acorn and CoaLogix entered into an employment agreement with Mr. Joe B. Cogdell, Jr., pursuant to which Mr. Cogdell will serve as Vice President, General Counsel and Secretary of each of such companies commencing January 5, 2009 (the “Effective Date”). The employment agreement is summarized below, which summary is qualified by reference to the full agreement included as an exhibit to this Quarterly Report on Form 10-Q.

Mr. Cogdell’s initial base salary will be $300,000 per annum. He is eligible to receive an annual bonus of up to 30% of his base salary, based upon the attainment of performance goals. The agreement has no fixed term, and the employment is on an “at-will” basis.

In anticipation of entering into the employment agreement and as contemplated by the terms thereof, on July 30, 2008 CoaLogix granted Mr. Cogdell a ten-year non-qualified stock option under the CoaLogix 2008 Stock Option Plan to purchase 18,400 shares of CoaLogix common stock at an exercise price equal to fair market value on the date of grant, vesting over the initial four-year period of employment. In addition, CoaLogix granted Mr. Cogdell an award under the CoaLogix and Subsidiaries Capital Appreciation Rights Plan (“CARS Plan”), entitling Mr. Cogdell to a 2.5% participation in any Aggregate Award Pool, as defined in the CARS Plan. Under the employment agreement, Acorn agreed to grant Mr. Cogdell on the Effective Date a stock option (designated as an incentive stock option to the extent possible) under the Acorn 2006 Stock Incentive Plan to purchase up to 120,000 shares of Acorn common stock at an exercise price equal to fair market value on the Effective Date, vesting over the initial four-year period after the Effective Date. Under the employment agreement, Mr. Cogdell will also have the right to participate in any future financing of CoaLogix at the same level and priority as Acorn.

Mr. Cogdell is also entitled to the employee benefits generally made available to other senior executives, officer’s liability and legal malpractice insurance, as well as bar and legal association dues and continuing legal education programs.

If Mr. Cogdell’s employment is terminated as a result of an “involuntary termination” without “cause,” Mr. Cogdell will be entitled to receive, as severance, (i) an amount in cash equal to twice his “annual compensation” (determined by reference to base salary and bonus) (the “Cash Severance Amount”) payable over 24 months and (ii) for up to 18 months post-termination, CoaLogix-subsidized COBRA premiums for continuing participation by Mr. Cogdell and his eligible dependents in the companies’ group health plans such that Mr. Cogdell is required to pay no more than an active employee. If, however, any such termination occurs during a “change of control period” (generally defined to mean the period from announcement of a “change of control” to the expiration of 24 months following the “change of control” or the announcement thereof, whichever is later), the Cash Severance Amount will be payable in one lump sum and the employee benefits obligation will be increased such that CoaLogix will be fully responsible for the cost thereof and the benefits will be broadened to include health, dental and life insurance coverage to the extent Mr. Cogdell and his eligible dependents participated in the same prior to the “change of control.”
Mr. Cogdell is not entitled to severance under the employment agreement in the event his employment is terminated for “cause” or due to voluntary resignation, death or “disability.” Any obligation regarding severance under those circumstances would require separate agreement.

Under the employment agreement, Mr. Cogdell is subject to non-solicitation and non-compete covenants, which continue for 18 months after termination of his employment.

Acorn and CoaLogix have entered into an agreement regarding certain aspects of their joint employment of Mr. Cogdell including allocation of the costs of employment, bonus determinations, termination and severance issues and indemnities. Mr. Cogdell’s compensation is anticipated to be initially apportioned 50/50 between Acorn and CoaLogix, subject to periodic review.

A law firm of which Mr. Cogdell is a partner has from time to time provided legal services to CoaLogix.

Item 6. Exhibits.

4.1
Form of Repayment Note issued to Coreworx debenture holders in connection with the acquisition of Coreworx (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A filed October 28, 2008).

10.1	CoaLogix Inc. 2008 Stock Option Plan.*
10.2	Forms of Option Agreements under the CoaLogix 2008 Stock Option Plan*
10.3	CoaLogix Inc. and Subsidiaries Capital Appreciation Rights Plan.*
10.4	Form of Participation Agreement under the CoaLogix Inc. and Subsidiaries Capital Appreciation Rights Plan.*
10.5	Employment Agreement among the Registrant, CoaLogix and Joe B. Cogdell, Jr. dated September 15, 2008*
10.6	Letter Agreement between the Registrant and CoaLogix dated September 15, 2008 related to the employment of Joe B. Cogdell, Jr.*
10.7
Securities Purchase Agreement dated as of August 13, 2008, by and among Coreworx Inc., the debenture holders of Coreworx, the shareholders of Coreworx and the Registrant. (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A filed October 28, 2008).

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

ACORN ENERGY, INC.

Dated: November 13, 2008

	By:	/s/ Michael Barth
Michael Barth
Chief Financial Officer