Form 10-K
period 2008-12-31
ACORN ENERGY, INC.
filed 2009-03-30
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission file number: 0-19771

ACORN ENERGY, INC.
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2786081 (I.R.S. Employer Identification No.)

4 West Rockland Road, Montchanin, Delaware (Address of principal executive offices)	19710 (Zip Code)

(302-656-1707) Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes ☐  No ☒

As of last day of the second fiscal quarter of 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $60.5 million based on the closing sale price on that date as reported on the NASDAQ Global Market. As of March 26, 2009 there were 11,467,589 shares of Common Stock, $0.01 par value per share, outstanding.

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

AquaShield™ and OncoPro™ are trademarks of our DSIT Solutions Ltd. subsidiary.  CoaLogix™ and MetalliFix™ are trademarks of our CoaLogix subsidiary. Coreworx™ is a trademark of our Coreworx subsidiary.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Acorn Energy is a holding company focused on improving the efficiency and environmental impact of the energy infrastructure, fossil fuel and nuclear industries. Our operating companies leverage advanced technologies to transform the existing energy infrastructure. We aim to acquire primarily controlling positions in companies led by promising entrepreneurs and we add value by supporting those companies with financing, branding, positioning, and strategy and business development.

Through our majority-owned operating subsidiaries we provide the following services:

•     SCR Catalyst and Management Services. We provide selective catalytic reduction (“SCR”), catalyst and management services removal for coal-fired power plants.  These services include SCR catalyst management, cleaning and regeneration as well as consulting services to help power plant operators to optimize efficiency and reduce overall nitrogen oxide (“NOx”) compliance costs through CoaLogix’s SCR-Tech LLC subsidiary.  In addition, commencing later in 2009, we plan to offer an innovative technology (MetalliFix™) for the removal of heavy metals, such as mercury, from coal-fired power plants under CoaLogix’s MetalliFix LLC subsidiary.

•     Naval and RT Solutions.  We provide sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other real-time and embedded hardware and software development and production through our DSIT subsidiary.

•     Energy Infrastructure Software (EIS) Services. We provide energy infrastructure software services through our recently acquired Coreworx Inc. (“Coreworx”) subsidiary. Coreworx is a leading provider of integrated project collaboration and advanced document management solutions for the architecture, engineering and construction markets, particularly for large capital projects in the energy industry.

Entities in which we own significant equity interests are engaged in the following activities:

•     Comverge Inc. A leading provider of clean energy solutions and supply electric capacity.

•     GridSense Systems Inc. Provides remote monitoring and control systems to electric utilities and industrial facilities worldwide.

During 2008, we had operations in three reportable segments: providing catalyst regeneration technologies and management services for SCR systems through our CoaLogix subsidiary (our SCR segment), providing sonar and acoustic related solutions and other real-time and embedded hardware and software development and production for energy, defense and commercial markets which is conducted through our DSIT subsidiary (our Naval & RT Solutions segment) and providing integrated project collaboration and advanced document management solutions for the architecture, engineering and construction markets through our Coreworx subsidiary (our EIS segment).

SALES BY ACTIVITY

The following table shows, for the years indicated, the dollar amount (in thousands) and the percentage of the sales attributable to each of the segments of our operations.

	2006		2007		2008
	Amount	%	Amount	%	Amount	%
CoaLogix	$—	—%	$797	14%	$10,099	49%
Naval & RT Solutions	2,797	68	3,472	61	7,032	34
EIS	—	—	—	—	2,330	11
Other	1,320	32	1,391	25	1,235	6
Total	$4,117	100%	$5,660	100%	$20,696	100%

COALOGIX

Overview

Through SCR-Tech, which is 100% owned by our 85% owned CoaLogix subsidiary, we offer a variety of services for coal-fired power plants that use SCR systems to reduce Nitrous Oxide (“NOx”) emissions.  NOx emissions are contributors to ground-level ozone (smog), particulate matter and acid rain. These services include SCR catalyst management, cleaning and regeneration, as well as consulting services to help power plant operators optimize efficiency and reduce overall NOx compliance costs.

CoaLogix provides innovative products and services to address the growing emissions control market for coal-fired power plants.  We foresee substantial and growing opportunities in this market, driven by a continued use of coal to meet generally increasing energy demand, combined with increasingly stringent air quality regulations, resulting in a rapidly developing demand for clean coal technologies and a substantial future market for innovative, cost-effective solutions for clean energy production.  Coal-fired plants represent approximately 50% of the nation’s power generating capacity, and we believe they will continue to play an important role in the U.S. electricity generation market in the years ahead.  Department of Energy (DOE) projections indicate that significant new coal-fired generating capacity will need to be added in the U.S. through 2030 to meet baseload electricity demand, and the kilowatts generated by coal are projected to increase approximately 19% from 2008 through by 2030.

We believe the future of coal as a primary fuel source for U.S. power production is reasonably assured, driven by growing energy demand, volatile world oil and natural gas prices, limited oil and natural gas supplies, and increased focus on energy independence.  Coal is the least expensive fossil fuel on an energy-per-BTU basis, and remains one of the most abundantly available fossil fuels in the U.S. Coal-fired power plants, in particular, continue to be a primary target for NOx reduction, and selective catalytic reduction  remains the most widely used technology by plant operators to control NOx.  With NOx removal efficiencies of up to 95%, SCR systems (also referred to as SCR reactors) are considered to be the most effective NOx reduction solution, and we expect it to remain the dominant technology choice for coal-fired power plants to meet increasingly stringent U.S. air quality regulations.  Furthermore, since U.S. air quality regulations allow power plant operators to pool their emissions reductions (e.g., remove more NOx than required at one unit and settle for lower than otherwise required NOx removal at another), utilities favor the highly efficient SCR technology for their largest NOx generating assets.

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

Coal fired power plants are currently the largest single source of harmful airborne mercury emissions in the United States. During coal combustion three forms of mercury are released: particulate, elemental and oxidized. Particulate mercury is carried over with the fly-ash; oxidized mercury is readily solubilized in aqueous solutions such as those found in a power plant’s flue gas desulphurization (“FGD”) system, and elemental mercury, being both insoluble in water and high in vapor pressure, is almost wholly emitted into the atmosphere at the plant stack.  Oxidized mercury can be washed into local bodies of water by rainfall. Almost all elemental mercury and most of the oxidized mercury are carried away by wind and enter the global mercury cycle where essentially all of it will be oxidized, and a significant fraction will be converted through biological processes to its most toxic form of methyl-mercury.

Testing has been under way at electric utilities to find viable and economical mercury control strategies to meet pending regulations. Electric utilities are actively helping the DOE test the effectiveness of emerging, mercury-specific control technologies. DOE's goal is to develop more effective options that will significantly cut mercury emissions.

We will also begin to offer later in 2009 a new technology for removal of heavy metals, such as mercury and selenium, from coal-fired power plants under the brand name MetalliFix™.  MetalliFix utilizes a chemical additive that is injected into the FGD system (also known as the scrubber).  MetalliFix reacts with and fixates elemental and oxidized mercury by transforming these toxic contaminants into a chemically and thermally stable form, and therefore provide~~s~~ a further step towards achieving environmentally acceptable coal burning energy plants.

Regulatory Drivers

The 1990 Clean Air Act Amendments were implemented to improve air quality in the United States.  This federal law covers the USA and is enforced by the U.S. Environmental Protection Agency (“EPA”).  Under the Clean Air Act, the EPA limits how much of a pollutant can be in the air anywhere in the United States, with each state responsible for developing individual state implementation plans (“SIPs”) describing how each state will meet the EPA’s set limits for various pollutants.  Emissions of NOx from coal-fired power plants are considered to be one of the principal contributors to secondary ground level ozone, or smog, and thus are included in the EPA’s criteria pollutants for which limits have been established.  Energy producers and other industries operating large power plants, particularly in the Eastern half of the U.S., have been required to significantly reduce their NOx emissions.  Increasingly stringent NOx reduction requirements are the primary regulatory drivers of our SCR services business today.  In addition, concerns continue to grow over mercury.

Below is a summary of current and impending regulations driving our SCR Catalyst and Management Services and MetalliFix businesses:

•     NOx SIP Call - The original regulatory driver of SCR-Tech’s business is the EPA’s NOx SIP Call.  This program was designed to mitigate the regional transport of NOx, which is contributing to the poor air quality of downwind states.  The NOx SIP Call required energy producers and other industries operating large power plants in the Eastern half of the U.S. to reduce their NOx emissions substantially and to maintain them at reduced levels.  Implementation of the NOx SIP Call required major NOx reductions during the five-month “ozone season” (May 1-September 30) in 19 Midwestern and Eastern states and the District of Columbia and has resulted in a dramatic increase in the number of SCR system installations at coal-fired power plants for the removal of NOx.

•     Clean Air Interstate Rule (CAIR) - Under CAIR, Phase I caps on NOx emissions took effect January 1, 2009, and are designed to permanently cap and achieve substantial reductions in emissions of NOx across 28 Eastern states and the District of Columbia that we believe will further increase the size of our addressable market.

By 2015,CAIR is expected to significantly reduce NOx emissions in these states from 2003 levels by plants utilizing a cap-and-trade approach.  This rule builds on the NOx SIP Call with the objective of further mitigating air pollution moving across state boundaries, and will cut NOx emissions from power plants significantly with the 2009 Phase I caps and by the implementation of Phase II caps in 2015.  CAIR’s cap and trade program involves NOx emission allowance being assigned to these states with each state having authority to allocate emission allowances to power plants within each state.  The power plants can buy excess allowances (i.e. trade) from each other.  Over the next decade we expect the implementation of CAIR to increase NOx trading (resulting in an increase in the amount of SCR catalyst used to control NOx with the objective of generating NOx credits), further increase the number of SCR systems installed today, and also require beginning in 2009 year-round SCR system operation for many power plants (with increased NOx reduction required during ozone season) to meet the more stringent requirements.  With year-round operation of SCRs needed by many power plants to comply with CAIR, coal plant operators will be required to replenish the catalyst used in SCR systems with new or regenerated catalyst on a much more frequent basis.

On July 11, 2008, the D.C. Court of Appeals issued an opinion in the State of North Carolina v. Environmental Protection Agency (EPA) in which the court vacated CAIR and the associated Federal Implementation Plan.  On December 23, 2008, the court subsequently re-instated CAIR to give the EPA an opportunity to fix flaws found by the court in its previous decision.   The court did not provide a time limit for the EPA to complete the changes.  The changes required by the court do not affect SCR usage or required emission caps or limits.

•     Clean Air Mercury Rule (CAMR) - The EPA issued CAMR as the first program ever designed to permanently cap and reduce mercury emissions from coal-fired power plants.  CAMR was expected to reduce utility emissions of mercury significantly between 2010 and 2018 and impact SCR catalyst choices in the future.  The D.C. Court of Appeals invalidated CAMR in February, 2008, and the Supreme Court on February 23, 2009, refused to hear an appeal of such invalidation.  Therefore, CAMR stands invalidated.  The opponents of CAMR opposed it because they generally believed that the cap and trade approach to regulating mercury emissions would not yield sufficient reductions in emissions.  We anticipate that the EPA will promulgate regulations replacing CAMR which will provide for an alternative regulatory scheme to force all coal-fired power plants to substantially reduce mercury emissions; however, the EPA has not indicated a timetable for issuance of such alternative regulatory scheme.

•     State Mercury Regulations – Many states have issued regulations which regulate emissions of mercury from coal-fired power plants.  With the invalidation of CAMR, the regulations issued by the various states serve as the regulatory driver for coal-fired power plants having to restrict mercury emissions until such time as the EPA issues the federal alternative regulatory scheme.

Market for SCR Catalyst and Management Services

The recent growth in SCR system installations driven by the NOx SIP Call and CAIR has resulted in a large and growing market for SCR catalyst and management services.  Based upon the substantial number of SCR systems that commenced operation between 2000 and 2006, combined with the CAIR Phase I caps which began on January 1, 2009, we expect the market for catalyst replenishment to increase dramatically and result in a total addressable market for catalyst cleaning and regeneration estimated in excess of $100 million by 2011.

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

SCR and Catalyst Management

We believe the most effective way to operate an SCR system is through a comprehensive catalyst management program.

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

SCR-Tech’s regeneration process has several advantages over purchasing new catalyst by (i) offering cost savings, (ii) eliminating or reducing environmental related disposal issues, (iii) enhancing catalyst activity and (iv) reducing sulfur dioxide conversion.

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

Customers and Markets

Our SCR Catalyst and Management Services business currently primarily serves the U.S. coal-fired power generation market.  In 2008, SCR-Tech began serving the U.S. natural gas-fired power generation market. Our customer base ranges from large investor-owned utilities and independent power producers to smaller municipal power generators.

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

In 2008, three customers represented approximately 75% of SCR-Tech’s revenue.  As part of an ongoing growth and revenue diversification strategy, SCR-Tech continues to actively target SCR operators throughout the United States, and the Eastern U.S. in particular, to further expand its customer base and broaden its reach in the marketplace.

Two of CoaLogix’s customers, The Detroit Edison Company and Allegheny Energy Service Corporation represented 18% and 14%, respectively, of our consolidated sales for 2008.

Competition

We are aware of one company, Evonik Energy Services LLC (“Evonik LLC”), which entered the U.S. catalyst regeneration market beginning in 2008, and has a regeneration facility in North Carolina.  Evonik LLC, based in Charlotte, North Carolina, is a subsidiary of a large German company, Evonik SteagGmbH. We are currently involved in litigation with Evonik LLC.  See Item 3, Legal Proceedings. Another company, Enerfab Inc. provides catalyst management, and also cleans and rejuvenates catalyst but does not regenerate catalyst (which involves reactivating catalyst with chemicals to restore the catalyst to its maximum efficiency).

New catalyst replacement is the primary competition for SCR-Tech’s regeneration process when a replenishment of catalyst activity is necessary.  While we believe that SCR-Tech’s regeneration process offers significant cost and performance advantages over the purchase of replacement catalyst and essentially eliminates the costs and environmental concerns associated with land filling spent catalyst, it is possible that the leading SCR catalyst suppliers and others could eventually develop a solution that may compete with ours.  We cannot fully anticipate how catalyst manufacturers may react to growing competitive pressure and increased penetration of regeneration in the U.S. catalyst replacement market.  While we know of no catalyst supplier with definitive plans to launch U.S.-based regeneration services in the near-term, we expect some future tactics or market entry by these companies to better compete with SCR-Tech’s regeneration process. We believe the combination of our intellectual property and patent protection, practical experience required to successfully engage in catalyst regeneration, the investment required for a production facility, and the limited size of the market create a barrier for a significant number of new entrants to the market.

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

With respect to mercury removal for coal-fired power generation, we are aware of other technologies that will compete with MetalliFix.  These include other FGD or scrubber additives that enhance the capture of mercury, sorbent injection technologies, and oxidizer technologies. Most mercury removal technologies are in the development and test stages for commercialization.  Although the MetalliFix process is also being further tested, developed and enhanced for the market, our research leads us to believe that it will have competitive advantages over many other technologies, including scrubber additives, for its ability to capture elemental mercury and reduce total mercury emissions.

Production Facilities

SCR-Tech’s business operations are located in Charlotte, North Carolina in a 117,000 square foot production facility for the cleaning and regeneration of SCR catalyst.

During 2008, we expanded our plant capacity through an investment in equipment and technologies that enhanced workflow throughput and mitigated processing bottlenecks.  Along with the expansion, we implemented additional shifts to meet the increasing regeneration demand.  Although the capacity of our existing production facility is sufficient to meet market demand through 2009, we believe that further production capacity expansion will be necessary beyond 2009 to meet growing demands.  We expect to make substantial additional capital investments over the next two years to accommodate anticipated market growth. To accommodate further expansion, we anticipate building a second production facility at our existing site or a new facility at a different location.  The timing of such a facility expansion will be a function of market growth, and could commence as early as later this year.

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

We use a combination of patents, trade secrets, contracts, copyrights and trademarks to protect the proprietary aspects of our core technologies, technological advances and innovations, including our cleaning and regeneration processes and other know-how, and we work to actively maintain protection of our proprietary technologies and processes over time through follow-on patent filings associated with technology and process improvements that we continually develop. A significant portion of our know-how is protected as trade secrets and supported through contractual agreements with our employees, suppliers, partners and customers.

We either own (exclusively or jointly) or hold exclusive license rights from third parties for four U.S. patents and three pending U.S. applications and one patent continuation. We also strongly rely on trade secrets and other know-how to protect the foundation technology and processes. We anticipate that when our early patents expire, we will rely on subsequently filed and additional patents along with trade secrets and other know-how to protect the foundation technology and cleaning and regeneration processes. We have adopted a proactive approach to identifying patentable innovations and securing patent protection through the timely filing and aggressive prosecution of patent applications. Accordingly, we plan to continue to file new patent applications as we gain knowledge and experience with our various processes and service offerings. We will continue to vigorously defend our intellectual property.

In May 2008, CoaLogix entered into a license agreement with Solucorp Industries, Ltd. giving us worldwide marketing, selling, and installation rights to Solucorp’s IFS-2C technology for the fixation of heavy metals, such as mercury, for the electric power generation industry. CoaLogix will be marketing the solution under the brand name MetalliFix™ later this year.

NAVAL & RT SOLUTIONS – DSIT SOLUTIONS LTD.

DSIT Solutions is a globally-oriented high tech company with top-tier expertise in sonar and acoustics and development capabilities in the areas of real-time and embedded systems.  Based on these capabilities, we offer a full range of sonar and acoustic-related solutions to strategic energy installations as well as defense and homeland security markets. In addition, based on expertise in fields such as signal acquisition and processing applications, communication technologies, computerized vision for the semiconductor industry and command, control and communication management (“C3”) we provide wide ranging solutions to both governmental and commercial customers.

Products and Services

DSIT’s Naval and RT Solutions activities are focused on two areas – sonar and acoustic solutions for naval and security markets and other real-time and embedded hardware and software development and production.

Naval Solutions.  Our naval solutions include a full range of sonar and acoustic-related solutions to the strategic energy installation, defense and homeland security markets.  These solutions include:

•      AquaShield™ Diver Detection Sonar (“DDS”). – The ongoing threat of terror attacks since 9/11 has produced an awareness of the need to protect critical marine and coastal infrastructures that has become a growing priority for governments and the private sector alike.  Current marine surveillance solutions often ignore the areas of underwater surveillance and underwater site security, tracking above-water activity only, and leaving the area under water vulnerable to intrusion by divers and swimmer delivery vehicles (“SDVs”). Building on our technical and operational experience in sonar and underwater acoustic systems for naval applications, we have developed an innovative, cost-effective Diver Detection Sonar (“DDS”) system, the AquaShield™, that provides critical coastal and offshore protection of sites through detecting, tracking, and warning of unauthorized divers and SDVs for effective response.  Our AquaShield™ DDS system is fully automatic and requires intervention of a security person only for decision and response to the threat. Underwater sonar units or “nodes” are strategically placed to provide maximum security with up to 360º coverage.  The number and configuration of nodes are customized to meet each site’s unique requirements and topology.  AquaShield™ DDS systems operate in all weather and water conditions.  The system’s flexibility enables rapid deployment and adjustment to specific site conditions.  The DDS sensors can be integrated with other sensors into a comprehensive command and control (“C&C”) system to provide a complete tactical picture both above and below the water for more intelligent evaluation of and effective response to threats.

•      Harbor Surveillance System (“HSS”). – We have developed an integrated HSS that incorporates DDS sensors with above-water surveillance sensors to create a comprehensive above and below water security system.  The system protects coastal and offshore sites such as energy terminals, offshore rigs, nuclear power plants and ports.  The system reliably detects, intercepts, and warns of intruders such as divers, swimmers, SDVs, submersibles, small surface vessels and mines.  The HSS can include sonar, radar, electro-optical devices, and other surveillance sensors.  The system is fully operable in shallow or deep water, daytime or nighttime and in all weather conditions.  The system features a high probability of detection, a low false alarm rate and ease of operation and control.

•      Enerview and Portview - In our effort to expand our offerings in the area of site security, DSIT has initiated discussions towards strategic alliances for marketing additional elements of site surveillance systems. These include above water sensors such as day and night optical sensors and a three dimensional Command & Control software application that integrates all sensors into one comprehensive solution used to monitor and control on-site security and safety.

•      Mobile Acoustic Range (“MAR”). - Based on their radiated noise, submarines and surface vessels can be detected by passive sonar systems.  The MAR accurately measures a vessel’s radiated noise; thus enabling navies and shipyards to monitor and control the radiated noise and to silence their ships and submarines.  By continuously tracking the measured vessel and transmitting the data to a measurement ship, the MAR system enables real time radiated noise processing, analysis and display.  The system also includes a platform database for measurement results management and provides playback and post analysis capability.  The MAR’s flexibility enables rapid deployment and saves the maintenance costs involved in operating a fixed acoustic range.  The MAR is a cost-effective solution for measuring the radiated noise of any naval platform.  The system has previously been sold to leading navies and shipyards around the world.

•      Generic Sonar Simulator (“GSS”). –We have developed a GSS for the rapid and comprehensive training of anti-submarine warfare (“ASW”), submarine, and mine detection sonar operators.  This advanced, low cost, PC-based training simulator is designed for all levels of sonar operators from beginners to the most experienced, including ship ASW/attack teams.  The simulator includes all aspects of sonar operation, with emphasis on training in weak target detection in the presence of noise and reverberation, torpedo detection, audio listening and classification.

The GSS operating principles are designed for ease-of-use, simulation accuracy, and simplified instruction.  The system offers a range of sophisticated features.  The GSS can be easily adapted to simulate any sonar system.

•      Underwater Acoustic Signal Analysis system. – DSIT’s Underwater Acoustic Signal Analysis system processes and analyzes all types of acoustic signals radiated by various sources and received by naval sonar systems (submarine, surface and air platforms, fixed bottom moored sonar systems, etc.).

•      Sonar Upgrade Program (“SUP”). – With DSIT's SUP, many types of outmoded sonar systems, on board both surface ships and submarines, can be easily and inexpensively updated. DSIT’s system upgrade process can modernize a ship’s sonar system - delivering the capability of a new system at less than half the cost. Many navies around the world use obsolete sonar systems – often in service for over 25 years – due to budget limitations that prevent them from purchasing urgently needed modern equipment. DSIT’s comprehensive upgrade program is based on expertise in acoustic technologies, digital signal processing, Human-Machine Interface, and extensive ongoing feedback from client navies. Our SUP optimizes existing sonar platforms by replacing old back-end elements with state-of-the-art sub-systems (e.g., receivers, processors, computers, and operator consoles) and overhauling front-end elements (e.g., transducers and transmitter power amplifiers).

Other Real-Time and Embedded Solutions

Additional areas of development and production in real-time and embedded hardware and software include:

•      Applications. - DSIT specializes in Weapon/ C&C Operating Consoles for unique air and naval applications, designed through synergistic interaction with the end-user.  Weapon/C&C Consoles utilize Human-Machine Interface (“HMI”) prototyping supported on a variety of platforms as an integral part of the HMI definition and refinement process.  Weapon/C&C Console specific applications driven by HMI include signal processing and data fusion and tracking.

•      Computerized Vision for the Semiconductor Industry. - The semiconductor industry employs optical inspection systems in order to detect defects that occur during wafer manufacture.  These optical systems are based on a wide range of sophisticated algorithms that utilize image and signal processing techniques in order to detect defects of different types.  DSIT has been cooperating with global leaders of state-of-the-art wafer inspection systems in developing cutting edge technologies for almost a decade.  We develop and manufacture hardware and embedded software for computerized vision systems and we supply this multi-disciplinary field in the integration of digital and analog technologies, image processing and intricate logic development.

•      Modems and data links. - DSIT’s PCMCIA Soft Modem card is a state of the art modem and an example of the advanced technology we have achieved in performance and miniaturization of complex technologies.  The design simplicity and flexibility allows customers to easily define and create a range of applications, and to design the card into a variety of OEM products, using the same, or slightly modified, hardware.  The on-board processor enables and manages transfer of data over radio networks using different radio systems.

•      Bluetooth solutions. - Bluetooth is a powerful, low cost, wireless technology that is revolutionizing the personal connectivity market.  It enables short-range wireless links that seamlessly connect all types of mobile and other devices offering anywhere/anytime connectivity between devices, and with the Internet.  We offer Bluetooth wireless data and voice solutions for OEMs, including hardware and software development, integration and production.

•      Sonar Building Blocks. – based on our sonar capabilities and development of the DDS, DSIT has a number of generic building blocks of sonar systems such as Signal Processing Systems and Sonar Power Amplifiers (SPA). Some customers designing and building their own sonar systems have purchased from us these building blocks. We can leverage our investment in our internal R&D to sell these building blocks with relatively high margins

•      IntervalZero. - DSIT is the exclusive representative of IntervalZero (formerly, Ardence, Inc.) in Israel. IntervalZero is a global leader in designing and developing software solutions that enhance the control, dependability and management of Windows® operating systems.

Customers and Markets

All of this segment’s operations in 2006, 2007 and 2008 and most of its sales took place in Israel.  We expect to generate significant revenues from naval solutions outside of Israel in 2009.  We have created significant relationships with some of Israel’s largest companies in its defense and electronics industries.  DSIT is continuing to invest considerable effort to penetrate European, Asian and other markets in order to broaden its geographic sales base with respect to our sonar technology solutions. In 2007, we had our first sale of our AquaShield™ DDS. The system was successfully installed in a European oil terminal in the spring of 2008. This sale is believed to be the first in the world of a system designed and operated to protect a strategic coastal energy facility.  In December 2008, we sold another AquaShield™ DDS to an EMEA (Europe, Middle East, Africa) government. In early 2009, we received additional orders for our AquaShield™ underwater security system. The system will be used for the protection of a large energy site at an undisclosed location in Asia. The system will include multiple AquaShield™ Diver Detection sonar (DDS) units, which will be combined and integrated into a comprehensive surveillance system. The system will guard and protect the customer’s infrastructure from underwater intrusion and sabotage.

We believe that in 2009, increased awareness as to the susceptibility of strategic coastal energy installations worldwide will result in increased sales of our AquaShield™ DDS.

Two customers accounted for 60% of segment sales in 2008 (49% and 11%, respectively) while in 2007, three customers accounted for 74% (39%, 19% and 16%, respectively) of segment sales.

One of DSIT’s customers, the Israeli Ministry of Defense, represented 17% of our consolidated sales for 2008.

Competition

Our Naval & RT Solutions segment faces competition from numerous competitors, large and small, operating in the Israeli and worldwide markets, some with substantially greater financial and marketing resources.  We believe that our wide range of experience and long-term relationships with large businesses as well as the strategic partnerships that we are developing will enable us to compete successfully and obtain future business.

DSIT’s staff includes some of the top authorities in the field of sonar and acoustics.  We believe that their knowledge, expertise and experience as well as our long track record of cooperation and delivery of high quality sonar solutions to navies and commercial customers world-wide combined with our agility and flexibility as a small company to tailor solutions to the unique requirements of the customer provides us with an advantage over our competitors

Facilities

DSIT’s activities are conducted in approximately 18,000 square feet of office space in the Tel Aviv metropolitan area under a lease that expires in August 2009. We are currently examining our options to either remain in our current facility or to move to a new facility. We believe that DSIT’s current premises are sufficient to handle the anticipated increase in sales for the near future.

ENERGY INFRASTRUCTURE SOFTWARE SERVICES – COREWORX INC.

We acquired Coreworx Inc. (“Coreworx”) based in Kitchener, Ontario, Canada on August 13, 2008, and we currently own 100% of Coreworx.  Coreworx is an Ontario, Canada corporation, and was incorporated on December 5, 2004.  Coreworx software is used today on more than 400 of the world's major capital projects (“MCPs”) with aggregate capital values exceeding $500 billion.  Coreworx provides software that manages project information and work processes on an international scale to increase efficiency and reduce risks for owners and engineering and construction contractors involved with MCPs.

Industry Background

Coreworx considers MCPs to be those that are more than $500 million in cost with a high level of complexity due to sophisticated engineering and design, international collaboration and often a higher level of regulation than is required for general building, such as projects involving offshore oil and gas, nuclear, hydroelectric and biochemical.  MCPs can have large numbers of stakeholders, such as owner/operators (“O/O”) who will ultimately own and operate the facility or plant under design and construction, engineering and construction firms (“E&C”) which design and construct the MCPs, and suppliers and subcontractors which provide actual materials and labor for most MCPs.  Due to the scale, large number of stakeholders involved, and the complexity of MCPs, project information control is critical.

Customers and Markets

Market Drivers and Trends

For the past five years spending for MCPs by governments, quasigovernmental entities, and private enterprise has been on the rise in response to the global economic expansion which preceded the recent global economic downturn.  There has been extraordinary activity in certain areas, in particular in the energy and resource sector, and the broad expansion of activity across all sectors generally has meant upward pressure on costs as prices for labor and materials have increased over the past five years.  With the recent world economic downturn, marginal projects are being shelved, and only well-funded owners are proceeding with MCPs.

MCP activity is usually found within the following broad sectors: industrial and manufacturing; mining; oil and gas; power and utilities (generation and transmission); commercial and retail; and public infrastructure.  Coreworx is focused on sales to large E&Cs and O/Os that work on MCPs in the oil and gas, mining and power generation sectors primarily in North America and Australia.

Information Technology Use in Major Capital Projects

E&Cs and their subcontractors and suppliers involved in MCPs have been late adopters of business process automation technology.  Coreworx recognized the need for project information control in MCPs, and developed its Coreworx software in 2005 to assist E&Cs and O/Os in meeting the challenges involved with MCPs, including cost overruns involving rework, project schedule delays, and compliance with contract terms and applicable regulations.

Coreworx Market Focus

Coreworx’s specific market focus is centered in three areas, namely oil and gas, mining and power generation.

Oil and Gas

The oil and gas sectors continue to attract a large volume of capital spending resulting in initiation of MCPs.  Oil and gas producers must resort to more remote, technically challenging environments in order to find new production sources, such as in deep water offshore fields. Analyst Douglas-Westwood estimates that an average of $27 billion will be spent on deep water projects alone between now and 2013, with Africa accounting for 40% of global spending, Latin America 20%, and North America, Indonesia/Malaysia/India and Western Europe rounding out worldwide deep water project locations.

Mining

According to Industrial Info, as of December 2008, there are an estimated 840 mining and minerals projects around the world that have yet to begin construction. These projects are valued at an estimated $215 billion, with three-quarters of them being outside North America.

Power Generation

Continuing demand for electricity and growth of developing economies have lead to global increases in capital spending on new power generation and transmission projects.  Increases in global electric power demand, and environmental concerns have increased development of renewable and alternative energy sources, such as nuclear, wind, solar and hydro-electric.  The International Energy Agency estimates that world nuclear capacity must grow 80% beyond current capacity by 2030, not only to meet growing electricity demand but also climate change regulations, and that $13.6 trillion must be spent on power generation projects between 2008 and 2030.

Total Addressable Market

There are presently approximately 3,500 MCPs in the oil and gas, mining and power generation sectors either under construction or in the front-end engineering design stage with an estimated approximate value of $3.8 trillion.  Of such MCPs we believe that the total addressable market for software such as Coreworx is approximately $850 million.

Customers

Coreworx software is currently in use by global customers in 35 countries on more than 400 capital projects tens of thousands of users. Coreworx’s customers include E&Cs such as Fluor Corporation and J. Ray McDermott, Inc. and O/Os such as Chevron Corporation, BHP Billiton, Husky Oil Limited, USEC Inc., and CITIC Pacific Mining.

In the fiscal year ending December 31, 2008, Coreworx was dependent upon a few major customers, and the following customers provided the following percentage of Coreworx’s revenue:  Fluor Corporation (48%), BHP Billiton (20%), J. Ray McDermott, Inc. (12%), and Chevron Corporation (11%).

Marketing and Sales

We presently focus our marketing and sales efforts on North America and Australia.  We directly market and sell our products and services through our internal direct sales force.  Our sales employees are based in our headquarters, and we also have sales representatives in Houston, Texas and Calgary, Alberta, Canada.

Strategic Partners

We partner with prominent organizations in enterprise software and hardware in an effort to enhance the value of our Coreworx solutions and the investments our customers have made in their existing systems.  Coreworx is an “industry-optimized” grade partner of IBM.  Coreworx is also a Gold Certified partner with Microsoft, and Coreworx works closely with Microsoft to ensure that our enterprise software continues to maintain industry standards and functionalities.

Research and Development

Coreworx devotes substantial resources to continuing research and development.  Our research and development are primarily directed toward improving the functionality of our software solutions and addressing challenges and problems faced by our customers.  Our research and development expenditures were $1.1 million and $2.8 million in the fiscal years ending December 31, 2007 and 2008, respectively.

Products & Benefits

Coreworx provides information control software for global MCPs in the oil and gas, mining and power generation sectors.

Coreworx software is a secure web-based enterprise platform that E&Cs and O/Os use to automate workflow and document review in a manner that improves performance over the design through construction phases of MCPs.  Coreworx software enables our customers to better manage the challenges associated with MCPs as described above.

During the construction of a typical MCP, hundreds of thousands of documents and drawings will be exchanged by team members every month around the globe over the entire project lifecycle.   With Coreworx, our customers are able to control and manage these documents and benefit specifically from mitigated commercial risk, improved control and workflow scheduling, and reduced costs.

Competition

Coreworx focuses on providing web-based engineering work process software to help MCPs mitigate the many information management risks associated with MCPs. Coreworx knows of no other vendor that offers the depth of engineering document management capability and engineering process workflows in a collaborative web-based application for MCPs.  Many other vendors are attempting to address the MCP needs that are addressed by Coreworx from a variety of functional backgrounds such as plant design or project management. The competition is categorized as follows:

Project Centric Suites offer a complete solution; however, they offer strong functionality in one or two areas and less robust capabilities in the rest.  Competitors who offer project centric suites are McLaren Software, ENOVIA, MatrixOne, Aconex, Primavera (recently acquired by Oracle), Meridian Systems, Skire, Constructware and Buzzsaw from Autodesk, Organize–SharePoint based in the Netherlands, eConstruction and e-Builder.  We believe Coreworx provides best in class functionality in collaborative document based work processes for MCPs.

Computer Aided Design (“CAD”) and Modeling products are used at the beginning of the MCP cycle to design and model the MCP plants.  Vendors of these products are attempting to extend their product line into more of the MCP lifecycle and will compete with Coreworx.  Major competitors who offer these solutions include AVEVA, Bentley and Intergraph.  We believe that these products do not provide the depth and breadth of project information control functionality needed by MCPs, and we are often required to connect to these products in a best of breed strategy.

Enterprise Content Management (“ECM”) software products are designed to manage corporate unstructured information (documents) in support of Sarbanes Oxley (“SOX”) and Occupational, Safety and Health Administration (“OSHA”) requirements and other general business requirements.  These ECM solutions by design offer a limited amount of configurability once deployed and are therefore expensive and slow to deploy on a per-project level basis. The major competitors in the ECM market are Filenet (owned by IBM), Documentum (owned by EMC), and OpenText.

SharePoint, a recent Microsoft entrant, has been making inroads in the ECM market and is often perceived by the IT departments of our prospects and customers as a head-on competitor to Coreworx. There are currently structural limitations in SharePoint that limit its effectiveness on MCPs; however, there are many SharePoint based competitors entering our market. Coreworx is responding to this threat by imbedding the key Coreworx functionality within the SharePoint portal.

The first generation project information control applications attempted by the O/Os and E&Cs initially deployed an ECM solution with the expectation that this would address their project specific requirements. After spending considerable time and effort, many O/Os and E&Cs realized that the ECM solutions do not meet the unique needs of MCPs. At that point, they chose to develop their own solution, often based on a commercial ECM product. Others like Chevron and Fluor recognized that their overall project solution requirements cannot be addressed by a single vendor and chose to integrate “best of breed” products to manage all aspects of MCPs. Today all of Coreworx’s customers have an ECM, a CAD and modeling solution and one or more project centric solutions.

Most of the competitors described above are much larger and better capitalized than Coreworx, and may have the capability to advance the functionality of their products to better address the problems and challenges faced by E&Cs and O/Os described above.  We believe the architectural advantage and benefits of the Coreworx solution combined with our deep domain knowledge and our ability to respond quickly to market needs provides Coreworx with a competitive advantage.

Locations

Coreworx’s corporate office is located at 22 Frederick Street, in Kitchener, Ontario, Canada in approximately 8,600 square feet of office space under a lease that expires in December 2010.  We believe that our current premises are sufficient to handle our activities for the near future.

Intellectual Property

We rigorously protect our proprietary know how, source code, technologies, processes and other intellectual property.  We seek to maintain our position and reputation as a market leader, and recognize the need to remain technologically advanced relative to competitors and potential competitors, and to distinguish ourselves based on continuous technological innovations. Our strategy is to rapidly identify key intellectual property developed or acquired by us in order to protect it in a timely and effective manner, and to continually use such intellectual property to our competitive advantage. An objective of our intellectual property strategy is to enable us to be first to market with proprietary technology and to sustain a long term leadership in the market.

We use a combination of proprietary source code, trade secrets, and contracts with our employees, OEM suppliers, partners and customers, and trademarks to protect the proprietary aspects of our core technologies, technological advances and innovations and know-how.  We work actively to maintain protection of our proprietary technologies and processes over time and process improvements that we continually develop.

DEMAND RESPONSE SOLUTIONS – COMVERGE INC.

At December 31, 2008, we owned approximately 2% of Comverge Inc., a NASDAQ listed company, engaged in the business of providing demand response solutions.

Comverge is a clean energy company providing peaking and base load capacity to electric utilities, grid operators and associated electricity markets.  As an alternative to the traditional method of providing capacity by building a new power plant, Comverge delivers capacity through implementation of demand management solutions that decrease energy consumption.  The capacity Comverge delivers is more environmentally friendly and less expensive than conventional alternatives and has the benefit of increasing overall system reliability.  Comverge’s solutions are designed, built and operated for the benefit of their customers, which include electric utilities and grid operators that serve residential, commercial and industrial consumers.  Comverge provides capacity to its customers either through long-term contracts where it actively manages electrical demand or by selling its demand response systems to utilities that operate them.

Comverge’s clean energy solutions enable its electric utility industry customers to address issues they confront on a daily basis, such as rising demand, decreasing supply, higher commodity prices, greater emphasis on the reduction of green house gases and emerging mandates to use energy efficiency solutions to address these issues.  Comverge’s solutions provide its customers with benefits beyond those relating to environmental and pricing concerns.  Comverge’s energy efficiency offerings allow utilities to reduce base load capacity which helps to improve system reliability.  Comverge’s demand response solutions enable its customers to reduce demand for electricity during peak hours, when strain on the system is greatest.

We currently remain one of Comverge’s largest stockholders, even after our recent sales of Comverge shares in 2007, 2008 and 2009.  At December 31, 2008, we owned 502,500 shares of Comverge’s common stock with a market value at December 31, 2008 of approximately $2.5 million.  In the period through March 26, 2009, we sold 175,000 of our Comverge shares and received proceeds of approximately $1.2 million. As of March 26, 2009, the market value of our remaining 327,500 shares in Comverge was approximately $2.4 million.

GRID MONITORING SOLUTIONS - GRIDSENSE SYSTEMS INC.

We currently own approximately 23.4% of GridSense Systems Inc. (GridSense) and account for our investment under the equity method. GridSense develops and markets remote monitoring systems to electric utilities and industrial facilities worldwide.  These systems, used in a myriad of utility applications including outage management, power quality monitoring, trouble shooting and proactive maintenance, system planning and condition monitoring, and provide network operators with the intelligence to better and more efficiently operate grid operations.

Due to increasing stresses on the system, an old and aging infrastructure and greater demands for power quality and reliability of supply, utilities are striving to modernize their electrical infrastructures with "SmartGrid" initiatives.  Cost-effective and easily deployable, GridSense solutions provide critical components of the future grid.

GridSense Systems™ patented solutions allow end-users to cost effectively monitor the power quality & reliability parameters of electric transmission and distribution systems in applications where competitive offerings are non-existent or cost-prohibitive.  The company has developed a range of offerings that addresses all the critical points of the electricity delivery system, including distribution and transmission lines, substations and transformers, and the point of electricity consumption.

GridSense operates from offices in the US and Australia and has utility customers throughout the world, including the Americas, Asia, Australia, Africa, and the UK.

GridSense Offerings & Solutions

GridSense has a range of commercially proven offerings sold to customers worldwide. The success of the company's offerings is based on being able to provide identifiable and quantifiable value to its utility customers by minimizing inconveniences and productivity losses for their consumers, optimizing operations of existing assets, reducing costs of identifying and rectifying outages and disturbances on their networks, and providing them with the requisite information to make better capital expenditure decisions. GridSense’s offerings include:

•      LineTracker Systems. - The fourth generation LineTracker provides real-time monitoring of electricity grids and captures important operational, maintenance, planning and regulatory reporting information.  Installed permanently or as a mobile monitoring and diagnostic device, the LineTracker can be deployed in substations to monitor the load and detect power outages or remote from the substation to provide additional intelligence for planning, extending the life of capital equipment, maintenance, and load balancing.  The LineTracker provides all these applications at a fraction of the cost of alternative solutions in the market.  .

•      PowerMonic Systems. - The PowerMonic range of rugged, outdoor power analyzers and analytical software were originally designed with and for electric utilities to monitor and investigate power quality problems.  With over 70% market share in Australia and New Zealand, the self-powered three phase analyzers are used to log, measure, investigate, and solve power quality problems in homes, offices, factories, and key points on the electricity distribution infrastructure.

•      Transformer IQ. – The Transformer IQ is a comprehensive monitoring system that consolidates all transformer monitoring functions onto a single platform using industry-proven hardware.  The compact design integrates easily with new transformers but can also be easiliy retrofitted to older transformers.  With the comprehensive diagnostics and real time performance data accumulated by the Transformer IQ, utilities can effectively predict nearly all the failure modes known to occur to transformers.

A Comprehensive System Spanning The Grid

The Company’s various offerings address all the critical points of the grid.  Real time data help utilities respond to network disruptions, optimize asset utilization, and perform preventative measures on issues that can potentially materialize into system failures.  Using two way communications and industry standard data protocols, GridSense enables utilities to integrate data into third party systems such as SCADA as well as access information through proprietary software or though a web-hosted platform via the internet.

Collaboration and Future Products

GridSense works closely with its utility customers and other institutions in developing products that meet unaddressed needs in the marketplace.

•      In 2008, GridSense completed a project with DOE-sponsored GridApps. Enhancements to the LineTracker were introduced including improvements to the communication module enabling two-way communications and the format structure of the data.
•      Most recently, GridSense completed a joint project with the California Energy Commission (CEC) and Southern California Edison where power factor measurement was added to the LineTracker.
•      The company is currently developing an underground monitoring system known as CableTracker with grant funding from the Australian government.

On October 18, 2008, GridSense and certain of its significant shareholders (including Acorn Energy) entered into agreements to take GridSense private (GridSense is currently traded on the TSX Venture Exchange under the symbol “GSN”) through the sale by GridSense of its grid monitoring solutions business to a newly formed Australian corporation which will be owned by certain of GridSense’s significant shareholders, including Acorn Energy. This transaction is pending, and if such transaction is consummated, Acorn Energy would own approximately 31.2% of such newly-formed Australian corporation as compared to the 23.4% interest Acorn Energy owns in the publicly-held GridSense. Under the plan, the debt of C$750,000 ($616,000) owed by GridSense will be continue to be owed by GridSense’s Australian operating subsidiary. Such transaction was approved by a majority of GridSense’s disinterested public shareholders at a meeting held on February 19, 2009, and is expected to close in the second quarter of 2009.

BACKLOG

As of December 31, 2008, our backlog of work to be completed and the amounts projected to be completed in 2009 was as follows (amounts in millions of U.S. dollars):

	Backlog at December 31, 2008	Amount expected to be performed in 2009
CoaLogix	$10.0	$9.2
DSIT Solutions	4.8	3.3
Coreworx	1.3	1.2
Total	$16.1	$13.7

EMPLOYEES

At December 31, 2008, we employed a total of 156 people.  We consider our relationship with our employees to be satisfactory.

A breakdown of our employees by geographic location can be seen below:

	Employee count at December 31, 2008
	U.S	Canada	Israel	Total
CoaLogix	43	—	—	43
DSIT Solutions	—	—	64	64
Coreworx	3	43	—	46
Acorn	3	—	—	3
Total	49	43	64	156

A breakdown of our employees by activity can be seen below:

	Employee count at December 31, 2008
	Production, Engineering and Technical Support	Marketing and Sales	Management, Administrative and Finance	Total
CoaLogix	34	2	7	43
DSIT Solutions	46	2	16	64
Coreworx	32	8	6	46
Acorn	—	—	3	3
Total	112	12	32	156

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

ADDITIONAL FINANCIAL INFORMATION

For additional financial information regarding our operating segments, foreign and domestic operations and sales, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 24 to our Consolidated Financial Statements included in this Annual Report.

ITEM 1A - RISK FACTORS

We may from time to time make written or oral statements that contain forward-looking information.  However, our actual results may differ materially from our expectations, statements or projections.  The following risks and uncertainties could cause actual results to differ from our expectations, statements or projections.

GENERAL FACTORS

The current crisis in global credit and financial markets could materially and adversely affect our business and results of operations.

As widely reported, global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. We can provide no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets have lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The continuing disruption in the credit markets has severely restricted access to capital. As a result, the ability to incur additional indebtedness to fund operations or refinance maturing obligations as they become due is significantly constrained. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

We have a history of operating losses and have used increasing amounts of cash for operations and to fund our acquisitions and investments..

We have a history of operating losses, and have used significant amounts of cash to fund our operating activities over the years.  In 2006, 2007 and 2008, we had operating losses of $3.6 million, $4.4 million and $12.4 million, respectively.  Cash used in operations in 2006, 2007 and 2008 was $1.6 million, $2.6 million and $3.2 million, respectively.

Despite selling a significant portion of our Comverge investment during the period from December 2007 through September 2008 and receiving proceeds (net of transaction costs) of approximately $43.7 million and raising approximately $6.9 million (approximately $6.0 million net of transaction costs) in 2007 from the private placement of our Convertible Debentures, we have utilized a significant portion of those funds in our recent acquisitions and investment activity.

In addition, we continue to pursue additional investments and may need to support the financing needs of our subsidiaries.  While we currently have enough cash on hand to fund our operations for the next 12 months, we may need additional funds to finance the investment and acquisition activity we wish to undertake.  We do not know if such funds will be available if needed on terms that we consider acceptable.  We may have to limit or adjust our investment/acquisition strategy or sell some of our assets in order to continue to pursue our corporate goals.

We depend on key management for the success of our business.

Our success is largely dependent on the skills, experience and efforts of our senior management team and other key personnel.  In particular, our success depends on the continued efforts of John A. Moore, our CEO, William J. McMahon, CEO of CoaLogix/SCR-Tech, Benny Sela, CEO of DSIT, Ray Simonson, CEO of Coreworx and other key employees.  The loss of the services of any key employee could materially harm our business, financial condition, future results and cash flow.  Although to date we have been successful in retaining the services of senior management and have entered into employment agreements with them, members of our senior management may terminate their employment agreements without cause and with notice periods ranging up to 90 days.  We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management or key employees if their services were no longer available.

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

In August 2008, we acquired Coreworx and its entire management team.  Any failure to effectively integrate Coreworx’s new management into our controls, systems and procedures could materially adversely affect our business, results of operations and financial condition.

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

Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting that are weaker than or otherwise not in conformity with ours.

We have a history of acquiring businesses with varying levels of organizational size and complexity. Upon consummating an acquisition, we seek to implement our disclosure controls and procedures as well as our internal controls over financial reporting at the acquired company as promptly as possible. Depending upon the size and complexity of the business acquired, the implementation of our disclosure controls and procedures as well as the implementation of our internal controls over financial reporting at an acquired company may be a lengthy process. Typically, we conduct due diligence prior to consummating an acquisition; however, our integration efforts may periodically expose deficiencies in the disclosure controls and procedures as well as in internal controls over financial reporting of an acquired company. We expect that the process involved in completing the integration of our own disclosure controls and procedures as well as our own internal controls over financial reporting at an acquired business will sufficiently correct any identified deficiencies. However, if such deficiencies exist, we may not be in a position to comply with our periodic reporting requirements and, as a result, our business and financial condition may be materially harmed.

Our awards of stock options to employees may not have their intended effect.

A portion of our total compensation program for our executive officers and key personnel has historically included the award of options to buy our common shares or the common stock of our subsidiaries. If the price of our common stock performs poorly, such performance may adversely affect our ability to retain or attract critical personnel. In addition, any changes made to our stock option policies, or to any other of our compensation practices, which are made necessary by governmental regulations or competitive pressures could affect our ability to retain and motivate existing personnel and recruit new personnel.

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

As a public company, we incur significant legal, accounting, and other expenses in connection with our reporting requirements.  Both the Sarbanes-Oxley Act of 2002 and the rules subsequently implemented by the Securities and Exchange Commission and NASDAQ, have required changes in corporate governance practices of public companies.  These rules and regulations have already increased our legal and financial compliance costs and the amount of time and effort we devote to compliance activities.  We expect these rules and regulations to further increase our legal and financial compliance costs and to make compliance and other activities more time-consuming and costly.  We continue to regularly monitor and evaluate developments with respect to these new rules with our legal counsel, but we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We are currently involved in litigation and may in the future may become involved in litigation that may materially adversely affect us

We are currently parties to two pending litigation matters which are described under “Item 3. Legal Proceedings.” Also, from time to time in the ordinary course of our business, we may become involved in various legal proceedings, including commercial, product liability, employment, class action and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, operations or financial condition.

Goodwill recorded in connection with our acquisitions is subject to mandatory annual impairment evaluations and as a result, we could be required to write off some or all of this goodwill, which may adversely affect our financial condition and results of operations.

In accordance with the Financial Accounting Standards Board, or FASB, Accounting Standard Number 142, Goodwill and Other Intangible Assets, or SFAS 142, goodwill is not amortized but is reviewed annually or more frequently for impairment and other intangibles are also reviewed at least annually or more frequently, if certain conditions exist. Any reduction in or impairment of the value of goodwill will result in a charge against earnings which could materially adversely affect our reported results of operations and financial position in future periods.

The financial soundness of our customers could affect our business and operating results.

As a result of the disruptions in the financial markets and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, our customers may experience cash flow concerns. As a result, if customers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to us. Any inability of current and/or potential customers to pay us for services may adversely affect our financial condition, results of operations and cash flows.

While we have not reported any material weaknesses in internal controls over financial reporting in the past, we cannot assure you that material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.

 Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

 As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information.

If we are unable to protect our intellectual property, or our intellectual property protection efforts are unsuccessful, others may duplicate our technology.

Our operating companies rely on a combination of patents, trademarks, copyrights, trade secret laws and restrictions on disclosure to protect our intellectual property rights.  Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technology, systems designs and manufacturing processes.  The ability of others to use our intellectual property could allow them to duplicate the benefits of our products and reduce our competitive advantage.  We do not know whether any of our pending patent applications will issue or, in the case of patents issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes.  Further, a patent issued covering one use of our technology may not be broad enough to cover uses of that technology in other business areas.   Even if all our patent applications are issued and are sufficiently broad, they may be challenged or invalidated or our competitors may independently develop or patent technologies or processes that are equivalent or superior to ours. We could incur substantial costs in prosecuting patent and other intellectual property infringement suits and defending the validity of our patents and other intellectual property.  While we have attempted to safeguard and maintain our property rights, we do not know whether we have been or will be completely successful in doing so.  These actions could place our patents, trademarks and other intellectual property rights at risk and could result in the loss of patent, trademark or other intellectual property rights protection for the products, systems and services on which our business strategy partly depends.

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

.  In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries and we believe our industry has a significant amount of patent activity.  Third parties may claim that the technology or intellectual property that we incorporate into or use to develop, manufacture or provide our current and future products, systems or services infringe, induce or contribute to the infringement of their intellectual property rights, and we may be found to infringe, induce or contribute to the infringement of those intellectual property rights and may be required to obtain a license to use those rights.  We may also be required to engage in costly efforts to design our products, systems and services around the intellectual property rights of others.  The intellectual property rights of others may cover some of our technology, products, systems and services.  In addition, the scope and validity of any particular third party patent may be subject to significant uncertainty.

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

We also may be required to incur significant time and expense in pursuing claims against companies we believe are infringing our intellectual property rights. We are currently pursuing one such claim as described  under “Item 3 – Legal Proceedings”. The complexity of our technology and the nature of intellectual property litigation would make it expensive and potentially difficult to prove that a competitor is in fact infringing on our intellectual property rights, but we have commenced such litigation as described under “Item 3. Litigation” and may find it necessary to commence such litigation in the future to protect our rights and future business opportunities.  We can offer no assurance as to the outcome of any such litigation.

RISKS RELATED TO COALOGIX

SCR-Tech has incurred significant net losses since inception and may never achieve sustained profitability.

SCR-Tech has incurred net losses of $1.5 million, $2.4 million and $0.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.    We believe that SCR-Tech will significantly improve its operating results in 2009; however, we can provide no assurance that SCR-Tech will generate sufficient revenues to allow it to become profitable or to sustain profitability.

SCR-Tech has a limited operating history

SCR-Tech commenced commercial operations in March 2003.  Thus SCR-Tech does not have a long-term operational history sufficient to allow us to determine whether it can successfully operate its business under differing environments and conditions or at any level of sustained profitability.

The size of the market for SCR-Tech’s business is uncertain.

SCR-Tech offers SCR catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services.  The size and growth rate for this market will ultimately be determined by a number of factors, including environmental regulations, the growth in the use of SCR systems to reduce NOx and other pollutants, the length of operation of SCR systems, the adoption of regeneration versus replacement, the expansion of warranty coverage from SCR catalyst OEMs, the cost of new SCR catalyst, and other factors, most of which are beyond the control of SCR-Tech.  There is limited historical evidence in the United States as to the cycle of replacement, cleaning and regeneration of SCR catalyst so as to accurately estimate the potential growth of the business.  In addition, the number of times a catalyst can be regenerated is unknown, which also may affect the demand for regeneration in lieu of purchasing new catalyst.  Any delay in the development of the market could significantly and adversely affect our results of operations and financial condition.

SCR-Tech will be subject to vigorous competition with very large competitors that have substantially greater resources and operating histories.

We are aware of one company, Evonik Energy Services, LLC, formerly known as Steag (“Evonik LLC”), which entered the U.S. catalyst regeneration market in 2008.  Evonik LLC has currently built a regeneration facility in North Carolina.  Evonik LLC, based in Kings Mountain, North Carolina, is a subsidiary of a German power producer, Evonik Steag GmbH (“Evonik GmbH”).  Evonik GmbH is very large and has substantially greater resources than SCR-Tech or us.  Competition from Evonik may have a material adverse effect on our operations, including a potential reduction in operating margins and a loss of potential business.

We are also aware of at least one other company, Enerfab, Inc. that provides SCR catalyst management, rejuvenation and cleaning services.  We are aware of certain companies, including Cormetech and Babcock-Hitachi, who have indicated an interest in offering catalyst cleaning and regeneration.  There also are a number of SCR catalyst manufacturers with substantial parent companies that may seek to maintain market share by significantly reducing prices which will put pressure on our operating margins.  These companies include Cormetech Inc. (owned by Mitsubishi Heavy Industries and Corning, Inc.), Argillon Group (owned by Johnson Matthey), CERAM, Haldor-Topsoe, Inc. and Babcock-Hitachi.  Further, if the SCR catalyst regeneration market expands as we expect, additional competitors could emerge.  In addition, if our intellectual property protection is weakened, competition could more easily develop.

SCR-Tech’s lawsuit against Evonik Energy Services LLC, et al. may not be successful, and the counterclaims of Evonik Energy Services LLC against SCR-Tech may be successful.  We will incur significant expenses in pursuing our lawsuit against Evonik and in defending against Evonik’s counterclaims.

SCR-Tech’s lawsuit against Evonik Energy Services, LLC and other defendants as described in Item 3, Legal Proceedings, is associated with certain significant risks.  The lawsuit will require the time and attention of senior management of SCR-Tech, and could divert attention from other business matters.  Expenses of the lawsuit may cause a diversion of significant funds needed by SCR-Tech to fund operations for other aspects of the business.

Due to the nature of litigation, it is not possible to predict the outcome of the lawsuit.  We anticipate that the Evonik LLC defendants will vigorously defend themselves, and that Evonik LLC will vigorously pursue its counterclaims against SCR-Tech.  In the event SCR-Tech is unsuccessful in the lawsuit and Evonik LLC prevails in its counterclaims, Evonik LLC may be awarded substantial damages against SCR-Tech. SCR-Tech has not reserved funds for any loss contingency or legal fees associated with this litigation. In addition, if SCR-Tech is unsuccessful, Evonik LLC will remain a competitor of SCR-Tech.

CoaLogix may not prevail in the lawsuit filed against it by Environmental Energy Systems, Inc.

The lawsuit brought by Environmental Energy Services, Inc. (“EES”) against CoaLogix is associated with certain significant risks.

 The lawsuit will require the time and attention of senior management of CoaLogix, and could divert attention from other business matters.  Expenses of the lawsuit may cause a diversion of significant funds needed by CoaLogix to fund operations for other aspects of the business.

Due to the nature of litigation, it is not possible to predict the outcome of the lawsuit.  In the event CoaLogix is unsuccessful in defending the lawsuit and EES prevails in its claims, EES may be awarded substantial damages against CoaLogix including costs, interest and attorneys’ fees. CoaLogix has not reserved funds for any loss contingency or legal fees associated with this litigation.  In addition, if EES prevails and obtains rights to IFS-2C, EES will be a competitor in the mercury reduction business.

SCR-Tech’s business is subject to customer concentration.

SCR-Tech offers SCR catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services to coal-fired power plants.  Some of the utilities operating these plants are exceptionally large and operate a number of such power plants.  Thus, one or more large utilities could provide a very large order or orders to SCR-Tech which likely would result in one or two  such utilities providing most of the orders and revenues for SCR-Tech for a particular quarterly or annual period.  During fiscal 2008, three customers represented about 75% of our revenue. During 2007, four customers represented more than 90% of our revenue.    Although such large orders is beneficial to SCR-Tech by providing a large and consistent source of orders and revenues without the additional cost associated with marketing to a larger number of smaller customers, SCR-Tech is dependent on a small number of large utilities for its business.  The loss of one of these customers would have a much greater adverse effect on SCR-Tech than the loss of a smaller customer.  This may also result in significant swings in orders and revenues on a quarterly basis as well as impacting on our cash flows.

SCR-Tech’s business may be impacted by changes in government regulation.

Our business is significantly dependent on the nature and level of government regulation of emissions.  For instance, the Environmental Protection Agency’s (EPA) Clean Air Interstate Rule (CAIR) was vacated by the District of Columbia Court of Appeals in July 2008, and was subsequently re-instated in December 2008 by the same court just days before the vacature became effective. We expect the EPA to revise CAIR or replace it with other clean air regulations, but we cannot at this time to predict the nature of such revisions or replacement regulations. Without government regulation of coal-fired power generation, SCR catalyst would not be used by utilities, there would be no need for utilities to acquire, clean or regenerate SCR catalyst, and SCR-Tech would have no business purpose.  Further, changes in or adverse interpretations of governmental accounting or rate-based emissions regulations also could have a material adverse effect on our business.  Although government regulation of emissions has become increasingly stringent in recent years, the growing costs associated with such regulations and the economic downturn in the U.S. may limit the level of increase and scope of emissions requirements, which could limit the potential growth of our target markets.  Any easing, delay or deferral of governmental emissions requirements or the growth rate of such requirements could have a material adverse effect on our business.

SCR-Tech’s business is subject to potential seasonality.

Prior to the January 1, 2009 effective date of Phase I of CAIR, some utilities and IPPs operated their SCR units only during the “ozone season” (May 1 — September 30). Because of this, SCR-Tech’s business was more limited than if SCR units were required to operate on a continual basis.  During non-ozone season periods, most operators had limited (if any) requirements to run their SCR systems.  Given that Phase I of CAIR effectively requires operators run their SCR systems on a continual basis beginning January 1, 2009, we expect less concentration of SCR-Tech’s business during the ozone season each year. However, utilities and IPPs may continue to schedule outages and down time for maintenance during periods beyond our control, resulting in seasonality of SCR-Tech’s business. These potential fluctuations in revenues and cash flow during a year may be significant and could materially impact our quarterly earnings and cash flow.  This may have a material adverse effect on the perception of our business and the market price for our common stock.

SCR-Tech does not own its regeneration facilities and it is subject to risks inherent in leasing the site of its operations.

 SCR-Tech does not own its regeneration site; instead it leases it from Clariant Corporation, the U.S. subsidiary of a Switzerland-based public company (“Clariant”).  Although we believe the lease terms are favorable, the dependence on Clariant and the site could subject SCR-Tech to increased risk in the event Clariant experiences financial setbacks or loses its right to operate the site.  This risk is heightened because the site is a Federal Superfund site (under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which increases the risks that the site ultimately could be shut down or that Clariant will be financially unable to continue its ownership of the site.  It may be difficult to relocate to another site on a timely or cost-effective basis, and SCR-Tech’s business could be negatively impacted by any problems with continuing to conduct its operations at its current site.

SCR-Tech could be subject to environmental risks as a result of the operation of its business and the location of its facilities.

The operation of SCR-Tech’s business and the nature of its assets create various environmental risks.  SCR-Tech leases its site for operations at a property listed on the National Priority List as a Federal Superfund site.  Five CERCLA Areas (those areas of concern identified under the CERCLA program) are identified on the property, and while SCR-Tech does not lease any property identified as a CERCLA Area, one such CERCLA Area has resulted in contamination of groundwater flowing underneath one of the buildings leased by SCR-Tech.  Although SCR-Tech has indemnification from Clariant for any environmental liability arising prior to the operation of SCR-Tech’s business at the site, we can provide no assurance that such indemnification will be sufficient or that SCR-Tech would be protected from an environmental claim from the nature of the site.  In addition, the operation of SCR-Tech’s business involves removal of hazardous wastes from catalyst and the use of significant chemical materials.  As a result, SCR-Tech could be subject to potential liability resulting from such operations.  To date, neither Acorn nor SCR-Tech has been identified as a potential responsible party to such environmental risks, nor have any amounts been recorded to accrue for these potential exposures.

We likely will be required to make significant capital expenditures to expand SCR-Tech’s production facilities or for other purposes; we may require additional capital for such purposes.

We believe this site is sufficient to meet SCR-Tech’s anticipated production requirements through 2009.  However, in order to meet anticipated demand for increased orders for SCR regeneration services in 2010 and beyond, we expect to incur substantial capital expenditure costs over the next two years to construct a second SCR regeneration plant.  Because of necessary permitting, site search, time for construction and equipment purchases, we can provide no assurance that SCR-Tech could meet the demands from a rapid increase in orders in a timely manner.  Any failure to timely fulfill such orders could have an adverse impact on SCR-Tech’s business.

In addition there is no assurance that CoaLogix will be able to raise the necessary funds from its current shareholders or outside sources to construct a new regeneration facility. Moreover, if we incur the expected capital expenditures to expand the capacity of SCR-Tech, but the market does not develop as we expect or increased competition results in loss of significant business, we may not generate enough additional revenue from such expenses.  This could adversely impact our results of operations and financial position.  Moreover, other unanticipated expenses for SCR-Tech, such as litigation or other costs for protecting intellectual property rights or as a result of a significant corporate transaction could result in the need for additional capital.  These additional funding requirements may be significant, and funds may not be available when required or may be available only on terms unsatisfactory to us.

Beyond December 31, 2009, our cash requirements will depend on many factors, including but not limited to the market acceptance of our product and service offerings, the ability of SCR-Tech to generate significant cash flow, the rate of expansion of our sales and marketing activities, the rate of expansion of our production capacity, our ability to manage selling, general and administrative expenditures and the timing and extent of SCR-Tech related research and development projects.

In addition, we continue to actively pursue business opportunities, including but not limited to, mergers, acquisitions or other strategic arrangements.  Such strategic opportunities could require the use of additional cash, reducing our available capital prior to December 31, 2009, or could require additional equity or debt financing.  The nature and amount of any such financing or the use of any capital in any such transaction cannot be predicted and will depend on the terms and conditions of the particular transaction.

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

SCR-Tech typically provides limited warranties to its customers relating to the level of success of its catalyst cleaning and regeneration services.  In the event SCR-Tech is unable to perform a complete regeneration of an SCR catalyst, SCR-Tech may be required to re-perform a regeneration or repay a portion of the fees earned for the regeneration efforts.  SCR-Tech also may be required to provide warranties with respect to its other SCR catalyst services provided to its customers.  Since SCR-Tech has only a limited operating history, it is not possible to determine the amount or extent of any potential warranty claims that SCR-Tech may incur.  There is a risk that any such claims could be substantial and could affect the profitability of SCR-Tech and the financial condition of the Company.  The Company does maintain a limited warranty claim liability; however, should the amount of any potential warranty claims be incurred at levels higher than the warranty liability, the profitability and financial condition of the Company could be impacted.

SCR-Tech is dependent on third parties to perform certain testing required to confirm successful regeneration.

In connection with the regeneration of SCR catalyst, SCR-Tech generally must have an independent company provide testing services to determine the level of success of regeneration.  Currently there are a limited number of companies providing this service.  If SCR-Tech is unable to obtain this service on a cost-effective basis, SCR-Tech may not be able to perform its regeneration services. In addition, if the testing cannot be completed in a timely manner, there may be a slowdown of operations which can negatively impact the profitability and financial condition of the Company.

Significant price increases in key materials may reduce SCR-Tech’s gross margins and profitability of  regeneration of SCR Catalyst.

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

There are risks associated with our purchase of used SCR catalyst.

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

New technologies could be developed which make SCR catalyst obsolete.

SCR-Tech’s business is dependent upon the needs of coal-fired power plants to replace or regenerate SCR catalyst.  It is possible that at some point in the future new technology may be developed which replaces SCR catalyst as the preferred solution for removing NOx from the power plant exhaust.  In such event, SCR-Tech’s business would be materially and adversely affected.

New competitors could enter the regeneration business.

Currently, we are aware of only one competitor in the SCR regeneration business in the United States.  It is possible that at some time in the future new competitors will enter into the SCR regeneration business.  Manufacturers of SCR catalyst may have an advantage if they chose to enter the SCR regeneration business since they are familiar with the manufacture and properties of SCR catalyst.  In addition original catalyst manufacturers may have greater financial resources available to them than does SCR-Tech.

Our business could be impacted by challenges to and developments in environmental legislation and regulations.

SCR-Tech’s business is in large part dependent upon federal and state legislation and regulations which require reductions in emissions from coal-fired power plants.  We can provide no assurance that such legislation and regulations will not be challenged in the courts and possibly altered to the detriment of SCR-Tech.  In addition, legislation and regulations could be changed in the future to be less stringent and relax or delay requirements on emissions from coal-fired power plants.

Our business may be impacted by the world-wide financial crisis.

The current economic conditions and limited availability of credit may affect the ability of CoaLogix’s customers to purchase services from CoaLogix.  This may result in deferral of projects by CoaLogix’s customers, which would have an adverse impact on our ability to achieve planned sales. The limited availability of credit may also affect CoaLogix’s ability to fund its need to expand its production capabilities in 2009 in order to accommodate its anticipated growth. CoaLogix anticipates that it will need to increase production capacity by constructing a new plant in 2009 in order to satisfy expected increased orders from customers, and CoaLogix current financial resources are not sufficient to provide the anticipated substantial cost to build a new plant.  CoaLogix is currently exploring options to provide funds for construction of a new plant. However, we have no assurance that we will be able to raise the necessary funds for the expansion at agreeable terms.

MetalliFix is a new technology and has no operating history.

The MetalliFix technology has been tested only in a limited number times at a bench scale, and not yet tested at the commercial scale.   Although we believe the tests have been successful, a commercial test or full scale installation has not yet been achieved.  Thus the MetalliFix technology has no operating history sufficient to allow us to determine whether it can be successful under the current or differing environments and conditions or at any level of profitability.

The size of the market for mercury removal and remediation is uncertain.

The EPA’s Clean Air and Mercury Rule (CAMR) was vacated by the D.C. Circuit Court of Appeals in February 2008, and there is uncertainty whether more stringent legislation will be implemented when CAMR will be reinstated and the timing of such.   The mercury removal regulations promulgated by individual states dictate current removal guidelines until CAMR takes effect, and the rate and timing of new state regulations is uncertain for the long term.  Therefore, the overall market for mercury removal and remediation is difficult to predict.   Any delay in the development of the mercury market could significantly and adversely affect the value of our MetalliFix offering.

There is currently only one  supplier of key materials in the MetalliFix process.

The chemicals used in the MetalliFix process are currently obtained under license from Solucorp Industries’ IFS-2C technology.   One of the key chemicals in the IFS-2C technology is produced by Solucorp in a foreign country.  We are not aware of any other producers of this chemical and are currently relying on solely on Solucorp for our supply of this chemical.  This dependence on one supplier of a key chemical used in the MetalliFix process could have adverse impacts on our introduction of MetalliFix and on our ability to adequately satisfy agreements which we hope to enter into to remove mercury for customers and exploit this market.

MetalliFix will be subject to vigorous competition

 We are aware of other technologies that will compete with MetalliFix.  These include other FGD or scrubber additives that enhance the capture of mercury, sorbent injection technologies, and oxidizer technologies. Most mercury removal technologies are in the development and test stages for commercialization.  Although the MetalliFix process is also being further tested, it may not prove to have a competitive advantage compared to other mercury removal technologies.  MetalliFix may not meet expected mercury removal levels, cost hurdles, safety standards, or another competitive characteristic that will become evident after further testing.

If we or Solucorp Industries are unable to protect the intellectual property, others may duplicate the technology.

We rely on Solucorp’s patented IFS-2C technology for the MetalliFix process. Our ability to compete effectively will depend, in part, on Solucorp’s ability to protect its patents.  The ability of others to use Solucorp’s intellectual property could allow them to duplicate the benefits of the MetalliFix offering and reduce our competitive advantage.  We cannot control Solucorp’s efforts to safeguard, maintain, and defend its intellectual property rights, and we cannot be assured whether Solucorp will be completely successful in doing so.  These actions could place Solucorp’s intellectual property rights at risk and could result the loss of their patent on which our MetalliFix business strategy partly depends.

Extensive and evolving environmental and health and safety laws and regulations may restrict our operations and growth and increase our costs.

            Existing environmental laws and regulations have become more stringently enforced in recent years because of greater public interest in protecting the environment. In addition, the coal industry is subject to regular enactment of new or amended federal, state and local environmental and health and safety statutes, regulations and ballot initiatives, as well as judicial decisions interpreting these requirements. These requirements may impose substantial capital and operating costs and operational limitations on us and may adversely affect our business. The requirements may also effect our customers’ decisions to utilize our services which may materially adversely affect our business.

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

Some of our employees in Israel are obligated to perform military reserve duty.  In the event of severe unrest or other conflict, one or more of our key employees could be required to serve in the military for extended periods of time.  In the past, there have been numerous call-ups of military reservists to active duty, and it is possible that there will be additional call-ups in the future.  Our Israeli operations could be disrupted as a result of such call-ups for military service.

Exchange rate fluctuations could increase the cost of our Israeli operations.

A majority of DSIT’s sales are based on contracts or orders which are in U.S dollars or Euros or are in New Israeli Shekels (“NIS”) linked to the U.S. dollar.  At the same time, most of DSIT’s expenses are denominated in NIS (primarily labor costs) and are not linked to any foreign currency.  While the dollar value of the revenues of our operations in Israel will increase if the dollar is devalued in relation to the NIS, the net effect of such devaluation is that DSIT’s costs in dollar terms increase more than our revenues.  The weakening of the dollar relative to the NIS had a net negative impact on DSIT’s operations in 2008.  During the period from January 1, 2008 to June 1, 2008, the dollar lost 16.0% of its value relative to the NIS before recovering and finishing 2008 just 1.1% below the value at December 31, 2007.  DSIT is currently considering ways to control is exposures to exchange rate fluctuations, however, we can provide no assurance that such controls will be implemented successfully.

 We are substantially dependent on a small number of customers and the loss of one or more of these customers may cause revenues and cash flow to decline.

In 2008, 41% of DSIT’s sales (28% in 2007) were concentrated in one customer (Israel Defense Ministry). In addition, in 2009, DSIT has received $4.0 million of orders from a new customer. Both of these customers are expected to make up a significant portion of DSIT’s revenues and cash flow for 2009. A significant reduction of future orders or delay in milestone payments from any of these customers could have a material adverse effect on the performance of DSIT.

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

Some of the projects we perform require significant performance and/or bank guarantees. In DSIT’s current state, it may not always be able to supply such guarantees without financial assistance from Acorn.  If Acorn needs to provide financial guarantees for DSIT, Acorn may not have sufficient funds available to it to invest in other emerging ventures or take advantage of opportunities available to us in a timely manner.

We are technologically dependent on several key employees.

Our sonar and acoustic-related solutions and products are dependent on the knowledge and know-how of several persons. The loss of any or a combination of these persons could harm our ability to meet project deadlines and our ability to market certain products.  As our sonar and acoustic-related solutions is a significant portion of our growth strategy, this would ultimately negatively impact on our business, results of operations and financial condition. While we are attempting to mitigate this risk by hiring and training additional personnel, we can provide no assurance that we will be successful in doing so in a cost effective and timely manner.

We are dependent on a number of suppliers who provide us with components for some of our products.

A number of our suppliers provide us with major components for some of our products for our Naval & RT solutions. Some of these components are long-lead items. If for some reason, the suppliers cannot provide us with the component when we need it and we cannot easily find substitute suppliers on similar terms, we may have increased costs and/or delays in delivering a product to a customer and incur penalties and lose customer confidence. In addition, project delays can also slow down revenue recognition and our financial condition could be materially adversely affected. While we are constantly attempting to develop secondary and tertiary suppliers for these components, we can provide no assurance that we will be successful in doing so on terms acceptable to us.

DSIT incurred significant net losses in recent years and may never achieve sustained profitability.

DSIT has incurred net losses of $1.3 million and $0.5 million for the years ended December 31, 2007, and 2006, respectively.    Although DSIT recorded net income of $0.5 million for the year ended December 31, 2008, and we believe that DSIT will improve its operating results in 2009, we can provide no assurance that DSIT will continue to generate sufficient revenues to allow it to sustain profitability.

We are dependent on one bank for most of our financing needs and we may not be able to obtain necessary financing to continue growing the Company.

While DSIT has increased its lines-of-credit during 2008 from NIS 940,000 (approximately $235,000) to NIS 2,000,000 (approximately$526,000), DSIT needs additional financing from time to time due to the timing of large milestone payments. Due to historical losses, DSIT has found it difficult to find a suitable secondary bank to support its financing needs. If we cannot increase our sources of financing, we may not be able to sustain our recent growth and invest in expanding our portfolio of products.

We are a relatively small company with limited resources compared to some of our current and potential competitors, which may hinder our ability to compete effectively.

Some of our current and potential competitors have longer operating histories, significantly greater resources and broader name recognition than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements.

RISKS RELATED TO COREWORX

Coreworx has incurred significant net losses since inception and may never achieve sustained profitability.

Coreworx has incurred net losses of CDN$5.3 million and CDN$8.7 million for the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, it had an accumulated deficit of approximately CDN$29.4 million.  We believe that Coreworx will reduce its losses in 2009; however, we can provide no assurance that Coreworx will generate sufficient revenues to allow it to become profitable or to sustain profitability.

Coreworx may need additional financing

Cash used in operations in 2007 and 2008 was CDN$3.4 million and CDN$5.7 million, respectively. Coreworx has recently begun to restructure its operations in order to become cash-flow neutral. We expect that Coreworx may continue to require additional working capital support in order to effectuate its revised plan and finance its operations in 2009.  This support may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above. We have no assurance that additional working such support will be available such sources in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional investment from us may be limited by the working capital needs of our corporate activities and other operating companies.

The current economic conditions and Credit Crisis May Result in Deferral of Projects by Our Customers.

The current economic conditions and limited availability of credit may affect capital projects and budgets of Coreworx customers. This may result in deferral of projects, which would have an adverse impact on our ability to achieve planned sales. Specifically, oil and gas and mining MCPs are sensitive to the market prices of oil and minerals, and decreases in the prices of oil and mineral commodities have caused some MCPs in these sectors to be delayed indefinitely.

If we are not able to attract and retain top employees, our ability to compete may be harmed.

Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of our executive officers or other key employees could significantly harm our business. We do not maintain “key person” life insurance policies on any of our employees. Our success is also highly dependent on our continuing ability to identify, hire, train, retain and motivate highly qualified management, technical, sales and marketing personnel. In particular, the recruitment of top research developers and experienced salespeople is critical to our success. Competition for such people is intense, substantial and continuous, and we may not be able to attract, integrate or retain highly qualified technical, sales or managerial personnel in the future. In addition, in our effort to attract and retain critical personnel, we may experience increased compensation costs that are not offset by either improved productivity or higher prices for our products or services.

Current and future competitors could have a significant impact on our ability to generate future revenue and profits

The market for project management collaboration software is highly competitive. Coreworx competes with products such as Open Text’s Open Text, EMC’s Documentum, Autodesk’s Buzzsaw, IBM’s FileNet and Microsoft’s Sharepoint. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens and as additional companies enter into each of our markets. Numerous releases of competitive products have occurred recently and may be expected to continue in the near future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors introduce new competitive products, add new functionality to existing products, acquire competitive products, reduce prices or form strategic alliances with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increasing bargaining power by the consumers of our products and services, we would need to lower the prices we charge for the products we offer. This could result in lower revenues or reduced margins, either of which may materially and adversely affect our business and operating results.

Our products and services may not gain market acceptance or competitors may introduce offerings that surpass those of Coreworx.

Coreworx has assembled what it believes to be a unique suite of products along with an aggressive product marketing strategy that will be the basis of driving future revenue growth. We intend to pursue our strategy of growing the capabilities of our software offerings through our proprietary research and the development of new product offerings. The primary market for our software and services is rapidly evolving which means that the level of acceptance of products and services that have been released recently or that are planned for future release by the marketplace is not certain. If the markets for our products and services fail to develop, develop more slowly than expected or become subject to intense competition, our business will suffer. As a result, we may be unable to: (i) successfully market our current products and services, (ii) develop new software products, services and enhancements to current products and services, (iii) complete customer installations on a timely basis, or (iv) complete products and services currently under development. If our products and services are not accepted by our customers or by other businesses in the marketplace, our business and operating results will be materially affected. In addition, we can provide no assurance that Coreworx will be successful in deriving significant revenue growth through its current strategy and marketing initiatives.

Our investment in our current research and development efforts may not be effective.

The development of software products is a costly, complex and time-consuming process, and the investment in software product development often involves a long gestation period until a “return” is achieved on such an investment. We make and will continue to make significant investments in software research and development and related product opportunities. Investments in new technology and processes are inherently speculative. Commercial success depends on many factors including the degree of innovation of the products developed through our research and development efforts, sufficient support from our strategic partners, and effective distribution and marketing. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development. These expenditures may adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced for our current or historical products and services.

The demand for our products depends in large part on continued growth in the industries into which they are sold. A market decline in any of these industries could have a material negative impact on our results of operations.

Our growth is dependent, in part, on capital projects initiated by our customers and potential customers. Any industry downturns that adversely affect our customers or their customers, including increases in bankruptcies in relevant industries, could adversely affect end-user demand for our customers’ products, which would adversely affect demand for our products.

Growth in demand in the markets we serve has in the past and may in the future fluctuate significantly based on numerous factors, including:

•	capital spending levels of our current and potential customers;
•	consumer spending;
•	energy and commodity prices; and
•	general economic conditions.

The rate, or extent to which, the industries we serve will grow, if at all, is uncertain. The industries we serve are currently experiencing a decline in general economic conditions, which could result in slower growth or a decline in demand for our products, which could have a material negative impact on our business, financial condition and results of operations.

If the Canadian dollar significantly strengthens relative to the US dollar, future operating results will be negatively affected.

Coreworx currently derives approximately 75% of its revenue in U.S. dollars and a significant portion in Australian dollars.  At the same time, most of Coreworx’s expenses are denominated in Canadian dollars.  A decline in the value of the U.S. dollar will have a major impact on Coreworx’s profitability as it increases Coreworx’s costs in U.S. dollars. While Coreworx has in the past been successful in reducing the impact of fluctuations in the exchange rate through currency management, there is no assurance that Coreworx will be able to successfully manage these exposures in the future. Any significant change in foreign exchange rates may adversely affect our revenue, earnings and other financial measures.

Revenue from the renewal of maintenance contracts on our older software sales may decline.

Coreworx has historically enjoyed a high retention rate across its various product lines. As Coreworx’s products age, these retention rates may not be sustained unless Coreworx is successful in providing its customers with more advanced functionality and the levels of support that they require.

The loss of licenses to use or sell third party software or the lack of support or enhancement of such software could adversely affect Coreworx’s business.

Coreworx depends on the sale and support of third party software for a significant component of its primary software product. There can be no assurance that these third party products will be available on commercially reasonable terms or that they will be appropriately supported, maintained or enhanced by the licensors. While Coreworx would make its best efforts to mitigate the impact of the loss of the ability to use, sell and support third party software, there is no assurance that Coreworx would be successful or that the terms for their use will remain economically feasible. The inability to use the third party software could have a material adverse affect on our business.

The loss of one or more of our significant customers or a decline in demand from one or more of these customers could have a material negative impact on net sales.

In 2008, 90% of Coreworx’s revenue was the result of sales to four customers. In addition, in any given quarter, license sales from individual transactions can be material and in some cases the related sales cycles can be long. As a result, Coreworx’s revenue, cash flows and earnings can fluctuate materially from quarter to quarter due to the timing of significant license agreements. The loss or a decline in demand from one or more of these customers could have a material negative impact on Coreworx’s results of operations and revenues, cash flows and earnings.

Our future revenues depend on our ability to enhance our existing products and develop new products.

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

Coreworx’s future success will depend upon its ability to enhance its current products, to keep pace with technological developments and respond to end-user requirements. We can provide no assurance that we will be successful in developing or marketing new products or product enhancements, or that we can avoid significant delays in development in the future, any of which could have a material adverse effect on the our business, results of operations and financial condition. Our ability to continue to compete successfully will depend in large measure on our ability to maintain a technically competent research and development staff and adapt to technological changes and advances in the industry, including providing for the continued compatibility of our software products with evolving computer hardware and software platforms and operating environments. We can provide no assurance that we will be successful in these efforts.

Our products may contain defects that could harm our reputation, be costly to correct, delay revenues, and expose us to warranty claims and litigation.

Our products are highly complex and sophisticated and, from time to time, may contain design defects or software errors that are difficult to detect and correct. Errors may be found in new software products or improvements to existing products after commencement of shipments to our customers. If these defects are discovered, we may not be able to successfully correct such errors in a timely manner. In addition, despite the extensive tests we conduct on all our products, we may not be able to fully simulate the environment in which our products will operate and, as a result, we may be unable to adequately detect the design defects or software errors which may become apparent only after the products are installed in an end-user’s network. The occurrence of errors and failures in our products could result in the delay or the denial of market acceptance of our products; alleviating such errors and failures may require us to make significant expenditure of our resources. The harm to our reputation resulting from product errors and failures may be materially damaging. Since we regularly provide a warranty with our products, the financial impact of fulfilling warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims. These agreements usually contain terms such as the exclusion of all implied warranties and the limitation of the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and the attendant liabilities and costs associated with such claims. Although we maintain errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate to cover all such claims. Accordingly, any such claim could negatively affect our financial condition.

The sales cycle for our products is long which may result in significant fluctuations in license revenue being recognized from quarter to quarter.

The decision by a customer to purchase our products often involves a comprehensive implementation process across our customers’ network or networks. As a result, licenses of these products may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant expenditures and lengthy sales cycle and implementation procedures. Given the significant investment and commitment of resources required by an organization to implement our software, our sales cycle may be longer compared to companies in other industries. It may in some cases take several months, or even several quarters, for marketing opportunities to materialize into sales. If a customer’s decision to license our software is delayed or if the installation of our products takes longer than originally anticipated, the date on which we may recognize revenue from these licenses would be delayed. Such delays could cause volatility in our reported revenues from period to period.

RISKS RELATED TO OUR SECURITIES

Our stock price is highly volatile.

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. During 2008 our common stock has traded at prices as low as $1.35 and as high as $6.56 per share. Fluctuations in our stock price may continue to occur in response to various factors, many of which we cannot control, including:

•	general economic and political conditions and specific conditions in the markets we address, including the continued volatility in the energy industry and the general economy;
•	quarter-to-quarter variations in our operating results;
•	announcements of changes in our senior management;
•	the gain or loss of one or more significant customers or suppliers;
•	announcements of technological innovations or new products by our competitors, customers or us;
•	the gain or loss of market share in any of our markets;
•	changes in accounting rules;
•	changes in investor perceptions; or
•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

In addition, the market prices of securities of energy related companies have been and remain volatile. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies.

Our share price may decline due to the large number of shares of our Common Stock eligible for future sale in the public market including shares underlying warrants and options.

A substantial number of shares of our Common Stock are, or could upon exercise of options or warrants, become eligible for sale in the public market as described below.  Sales of a substantial number of shares of our Common Stock in the public market, or the possibility of these sales, may adversely affect our stock price.

As of December 31, 2008, 12,454,528 shares of our Common Stock were issued and outstanding.  As of December 31, 2008 we had 784,023 warrants outstanding and exercisable with a weighted average exercise price of $4.06 and 1,517,330 options outstanding and exercisable with a weighted average exercise price of $3.10 per share, which if exercised for cash would result in the issuance of an additional 2,301,353 shares of Common Stock.  Of the options and warrants noted above, none of the warrants and 245,000 options are in-the-money at December 31, 2008. In addition to the options noted above, at December 31, 2008, 359,170 options are outstanding, but haven not yet vested and are not yet exercisable.

ITEM 1A.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate activities are conducted in office space in Wilmington, Delaware.  The annual rent is approximately $18,000 under a lease that expires in June 2010.

SCR-Tech leases approximately 117,000 square feet of office, production, laboratory and warehouse space in Charlotte, North Carolina.  The annual rent is approximately $627,000.  This lease expires on December 31, 2012, with two options to renew for five years each.

Our DSIT subsidiary’s activities are conducted in approximately 18,000 square feet of office space in the Tel Aviv, Israel metropolitan area under a lease that expires in August 2009.  The annual rent is approximately $322,000.

Our Coreworx subsidiary’s activities are conducted in approximately 8,600 square feet of office space in Kitchener, Ontario, Canada under a lease that expires in December 2010.  The annual rent is approximately $180,000. In addition, Coreworx maintains sales offices for operations in Calgary, Alberta, and Houston, Texas.

ITEM 3.	LEGAL PROCEEDINGS

Lawsuit filed by SCR-Tech Against Evonik Energy Services, LLC and Others

In August, 2008 SCR-Tech filed suit (the “Evonik Lawsuit”) in Superior Court, Mecklenburg County, North Carolina against Evonik LLC, Evonik Energy Services GmbH, Evonik Steag GmbH, Evonik Industries AG, Hans-Ulrich Hartenstein and Brigitte Hartenstein (collectively, the “Evonik Defendants”).  Evonik Energy Services GmbH is the immediate parent of Evonik LLC and is a subsidiary of Evonik Steag GmbH.  Evonik Steag GmbH is a subsidiary of Evonik AG.  Evonik Energy Services GmbH, Evonik Steag GmbH, and Evonik Industries AG are collectively hereinafter sometimes referred to as the “Evonik German Entities”.

Hans-Ulrich Hartenstein (“H.Hartenstein”) is the president of Evonik LLC, and Brigitte Hartenstein (“B.Hartenstein”) is the chief financial officer of Evonik LLC.  Prior to joining Evonik LLC H.Hartenstein served as  president of SCR-Tech and B.Hartenstein served as chief financial officer of SCR-Tech.  In connection with settlement of a dispute unrelated to the current lawsuit, H.Hartenstein and B.Hartenstein entered into a Confidentiality and Invention Assignment Agreement with SCR-Tech (the “Confidentiality Agreement”) effective December 15, 2005.  Under the Confidentiality Agreement,   H.Hartenstein and B.Hartenstein agreed to keep confidential, not to use and not to disclose any confidential information of SCR-Tech.

Once employed by Evonik LLC, H.Hartenstein and B.Hartenstein were directly involved with Evonik LLC’s construction of an SCR regeneration facility at Evonik LLC’s Kings Mountain location.

SCR-Tech has information and belief that the Evonik German Entities were aware of H.Hartenstein’s and B.Hartenstein’s involvement in construction of Evonik’s SCR regeneration facility.

In the lawsuit, SCR-Tech has alleged that H.Hartenstein and B.Hartenstein materially breached the Confidentiality Agreement, Evonik LLC tortiously  interfered with the contractual obligations of H.Hartenstein and B.Hartenstein under the Confidentiality Agreement, the Evonik Defendants misappropriated SCR-Tech’s catalyst regeneration trade secrets,  H.Hartenstein and B.Hartenstein impermissibly disclosed SCR-Tech’s trade secrets and Evonik LLC impermissibly acquired, disclosed or used SCR-Tech’s catalyst regeneration trade secrets. The suit also alleges that H.Hartenstein and B.Hartenstein as former officers of SCR-Tech breached their fiduciary duties to SCR-Tech by misappropriating and using SCR-Tech’s proprietary information and other confidential assets to the detriment of SCR-Tech, that H.Hartenstein and B.Hartenstein while officers of SCR-Tech took steps to exploit their knowledge of SCR-Tech’s trade secrets and usurped SCR-Tech’s opportunity – vis-à-vis Evonik LLC – for their own benefit, and that the Evonik Defendants engaged in unfair and deceptive acts or practices in violation of North Carolina’s deceptive trade laws.

SCR-Tech has requested damages against each of the Evonik Defendants in an amount in excess of $10,000 to be determined at the time of trial plus interest, costs and attorney’ fees.

Evonik LLC filed an answer and counterclaim against SCR-Tech in October, 2008.  As of March 26, 2009, no answer has been filed by the other Evonik Defendants.

In its answer, Evonik LLC denies any liability to SCR-Tech and has denied wrong doing.  Evonik LLC has alleged in its answer that SCR-Tech’s claims are barred because of the doctrines of estoppel and waiver, equitable doctrine of unclean hands, equitable doctrine of laches, and the relevant statutes of limitation.  Further, Evonik LLC has alleged that SCR-Tech lacks standing to bring any claim for misappropriation of trade secrets because SCR-Tech did not own any trade secrets or other intellectual property with regard to SCR regeneration process, and Evonik LLC further alleges that SCR-Tech cannot establish any trade secret under North Carolina law and SCR-Tech has failed to identify the existence of any trade secret with sufficient particularity.

Evonik LLC’s answer contains counterclaims against SCR-Tech to the effect that SCR-Tech defamed Evonik LLC, and as a result of such defamation Evonik LLC’s standing, business goodwill and reputation have been damaged.  Evonik LLC has further counterclaimed that SCR-Tech’s lawsuit was filed to gain an unfair competitive advantage over Evonik LLC and SCR-Tech’s actions relative to the lawsuit constitute unfair and deceptive trade practices in violation of North Carolina law.  In connection with such counterclaims, Evonik LLC alleges that it has been damaged in each case in an amount in excess of $10,000 and that in the case of unfair and deceptive conduct and actions it is entitled to treble damages in addition to its costs, interest and reasonable attorney’ fees.  Further, Evonik LLC has requested that it be awarded punitive damages to be determined at trial. We believe the counter-claims to be without merit.

The Evonik German Entities have objected to being named parties in the lawsuit, and have filed a motion to be dismissed from the lawsuit based upon their argument that the North Carolina court lacks jurisdiction and they are not proper parties to the lawsuit.

The Evonik lawsuit is in the early stages of litigation, and discovery has not yet commenced.  The issues involved in the lawsuit are complex, and we anticipate that the expenses relating to the lawsuit (e.g. legal fees, expert witness fees, discovery costs, travel expenses, etc.) will be costly.

Due to the complexity of the matters involved in the lawsuit and the fact that some of the defendants are located in Germany, it is not possible to predict the length of time it will take for the lawsuit to be resolved either by settlement or trial.  As of March 26, 2009, no meaningful settlement talks have occurred nor have any been scheduled.

The lawsuit will involve time and attention of senior management of SCR-Tech, and could divert the attention of senior management from other business matters.  Expenses of the lawsuit may cause a diversion of significant funds needed by SCR-Tech to fund operations for other aspects of the business.

Due to the nature of litigation, it is not possible to predict the outcome of the lawsuit.  We anticipate that the Evonik Defendants will vigorously defend themselves, and that Evonik LLC will vigorously pursue its counterclaims against SCR-Tech.  In the event SCR-Tech is unsuccessful in the lawsuit and Evonik LLC prevails in its counterclaims, Evonik LLC may be awarded substantial damages against SCR-Tech, and SCR-Tech has not reserved funds for such contingency or legal fees associated with this litigation. In addition, if SCR-Tech is unsuccessful, Evonik LLC will remain a competitor of SCR-Tech.

Lawsuit filed by Environmental Energy Services, Inc. Against CoaLogix

In August, 2008, CoaLogix was sued in U.S. District Court, District of Connecticut, by Environmental Energy Systems, Inc. (“EES”).  In January, 2008, CoaLogix and EES signed a letter of intent involving CoaLogix’s possible purchase of certain assets of EES.  EES had entered into an agreement with Solucorp to introduce Solucorp’s mercury containment product, IFS-2C, to certain power plants.  In the spring of 2008, CoaLogix decided not to pursue an acquisition of assets of EES.  In May, 2008, CoaLogix and Solucorp entered into a license agreement pursuant to which Solucorp licensed the exclusive, worldwide rights to IFS-2C to CoaLogix.  CoaLogix is marketing IFS-2C under the trademark MetalliFix.

In its complaint, EES has alleged that CoaLogix improperly acquired knowledge of IFS-2C through its dealings with EES in connection with the letter of intent, CoaLogix tortiously interfered with EES’s business relationship with Solucorp, CoaLogix engaged in unfair and deceptive trade practices, and Solucorp’s license of IFS-2C to CoaLogix is invalid.  EES’s complaint requests that all of CoaLogix’s revenues relating to IFS-2C (ie. MetalliFix) be awarded to EES, and EES has also requested unspecified damages together with attorney fees, court costs and interest be assessed against CoaLogix and awarded to EES.

CoaLogix filed its answer to EES’ complaint.  CoaLogix denies liability to EES and contends that EES’ allegations are without merit. The matter is in the initial discovery stage.   CoaLogix intends to vigorously defend the lawsuit by EES.

No settlement discussions or mediation have yet occurred.

Although CoaLogix believes that EES’ allegations are without merit, there is no way to predict the outcome of this lawsuit.  In the event EES is successful, CoaLogix could be liable to EES for substantial damages, interest and EES costs and attorneys’ fees.

CoaLogix’s license agreement with Solucorp provides that Solucorp will indemnify CoaLogix for any loss, cost or expense incurred by CoaLogix in connection with Solucorp’s agreement with EES relating to IFS-2C.  CoaLogix expects Solucorp to reimburse CoaLogix for its expenses, including attorneys’ fees relating to the EES case.  In addition, should EES prevail, CoaLogix expects Solucorp to indemnify it for any loss, cost or expense sustained in the lawsuit.  Solucorp is a small company with limited revenues, and there can be no assurance that Solucorp will have the financial ability to indemnify CoaLogix for any loss, cost or expense which may be ultimately incurred by CoaLogix including, but not limited to, reimbursement of attorneys’ fees.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 At our Annual Meeting of Stockholders on November 3, 2008, John A. Moore, George Morgenstern, Richard J. Giacco, Joseph Musanti, Richard S. Rimer, Scott B. Ungerer and Samuel M. Zentman were elected as directors, each for a term of one year to serve until the next annual meeting of stockholders and until their successors have been elected and qualified.  The results of the voting were as follows:

Nominee	For	Withheld

John A. Moore	7,996,396	935,091
George Morgenstern	7,982,523	948,964
Richard J. Giacco	8,491,596	439,891
Joseph Musanti	8,491,596	439,891
Richard S. Rimer	8,491,596	439,891
Scott B. Ungerer	8,491,596	439,891
Samuel M. Zentman	8,491,596	439,891

Also at our Annual Meeting, our stockholders approved our Amended 2006 Stock Incentive Plan, with 1,491,008 shares voting in favor, 1,252,593 shares voting against approval, 74,851 shares abstaining and 6,113,035 broker non-votes.

In addition, at our Annual Meeting, our stockholders approved our Amended 2006 Stock Option Plan for Non-Employee Directors, with 1,958,782 shares voting in favor, 785,419 shares voting against approval, 74,251 shares abstaining and 6,113,035 broker non-votes.

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

	High	Low

2007:
First Quarter	$4.97	$3.40
Second Quarter	5.28	3.65
Third Quarter	5.59	3.80
Fourth Quarter	$5.99	$4.10
2008:
First Quarter	$5.80	$4.20
Second Quarter	6.56	4.25
Third Quarter	5.41	3.48
Fourth Quarter	$3.50	$1.35

As of March 26, 2009, the last reported sales price of our Common Stock on the Nasdaq Global Market was $2.47, there were 93 record holders of our Common Stock and we estimate that there were approximately 1,980 beneficial owners of our Common Stock.

We paid no dividends in 2007 or 2008, and do not intend to pay any dividends in 2009.

Issuer Purchases of Equity Securities

The following table summarizes our purchases of our Common Stock during the year ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 1, 2008 – October 31, 2008	34,000	$2.42	34,000	966,000
November 1, 2008 – November 30, 2008	29,915	$1.51	63,915	936,085
December 1, 2008 – December 31, 2008	—	—	63,915	936,085
Total	63,915	$1.99	63,915	936,085

(1) On October 6, 2008, we announced that our Board of Directors had authorized a share repurchase program of up to 1,000,000 shares of our Common Stock. The share repurchase program will be implemented at management’s discretion from time to time.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended December 31, 2006, 2007 and 2008 and consolidated balance sheet data as of December 31, 2007 and 2008 has been derived from our audited Consolidated Financial Statements included in this Annual Report.  The selected consolidated statement of operations data for the years ended December 31, 2004 and 2005 and the selected consolidated balance sheet data as of December 31, 2004, 2005 and 2006 has been derived from our unaudited consolidated financial statements not included herein.

This data should be read in conjunction with our Consolidated Financial Statements and related notes included herein and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Statement of Operations Data:

	For the Years Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Sales	$3,364	$4,187	$4,117	$5,660	$20,696
Cost of sales	2,491	2,945	2,763	4,248	14,163
Gross profit	873	1,242	1,354	1,412	6,533
Research and development expenses	30	53	324	415	1,169
Acquired in-process research and development	—	—	—	—	2,444
Selling, marketing, general and administrative expenses	3,374	3,464	4,618	5,278	11,667
Impairments	—	—	40	112	3,664
Operating loss	(2,531)	(2,275)	(3,628)	(4,393)	(12,411)
Finance expense, net	(33)	(12)	(30)	(1,585)	(3,031)
Gain on early redemption of Convertible Debentures	—	—	—	—	1,259
Gain on Comverge IPO	—	—	—	16,169	—
Gain on sale of shares in Comverge	705	—	—	23,124	8,861
Gain (loss) on private placement of equity investments	—	—	—	(37)	7
Other income, net	148	—	330	—	—
Income (loss) from operations before taxes on income	(1,711)	(2,287)	(3,328)	33,278	(5,315)
Income tax benefit (expense)	(27)	37	(183)	445	(342)
Income (loss) from operations of the Company and its consolidated subsidiaries	(1,738)	(2,250)	(3,511)	33,723	(5,657)
Share of losses in Comverge	(1,242)	(380)	(210)	—	—
Share of losses in Paketeria	—	—	(424)	(1,206)	(1,560)
Share of losses in GridSense	—	—	—	—	(926)
Minority interests, net of tax	(90)	(73)	—	—	248
Income (loss) from continuing operations	(3,070)	(2,703)	(4,145)	32,517	(7,895)
Gain (loss) on sale of discontinued operations and contract settlement (in 2006), net of income taxes	—	541	(2,069)	—	—
Income (loss) from discontinued operations, net of income taxes	1,898	844	78	—	—
Net income (loss)	$(1,172)	$(1,318)	$(6,136)	$32,517	$(7,895)
Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.39)	$(0.26)	$(0.48)	$3.30	$(0.69)
Discontinued operations	0.24	0.10	(0.23)	—	—
Net income (loss) per share	$(0.15)	$(0.16)	$(0.71)	$3.30	$(0.69)
Weighted average number of shares outstanding	7,976	8,117	8,689	9,848	11,374
Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.39)	$(0.26)	$(0.48)	$2.80	$(0.69)
Discontinued operations	0.24	0.10	(0.23)	—	—
Net income (loss) per share	$(0.15)	$(0.16)	$(0.71)	$2.80	$(0.69)
Weighted average number of shares outstanding	7,976	8,117	8,689	12,177	11,374

Selected Consolidated Balance Sheet Data:

	As of December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Working capital	$874	$1,458	$259	$13,843	$13,838
Total assets	17,025	10,173	7,258	96,967	51,055
Short-term and long-term debt	1,396	365	788	5,010	3,845
Minority interests	1,471	—	—	—	1,975
Total shareholders’ equity (deficit)	2,125	820	(461)	67,325	34,148

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

CoaLogix

On February 23, 2009, the U.S. Supreme Court refused to hear an appeal of the earlier decision by the U.S. Circuit Court of Appeals for the D.C. Circuit which vacated CAMR.  With this decision, CAMR is no longer effective.  CAMR was the federal government’s attempt to reduce mercury emissions from coal-fueled power plants, and with the vacature of CAMR there is no current federal regulation directly addressing reduction of mercury emissions from coal-fueled power plants.  The EPA is expected to promulgate new regulations restricting mercury emissions; however, there is no way to predict when such new regulations will be promulgated or effective.  The lack of federal regulations restricting mercury emissions could cause a delay for the demand for MetalliFix by utilities, and could have a negative impact upon CoaLogix’s marketing and sales of MetalliFix.

GridSense

On February 19, 2009, a majority of the shareholders approved a plan to make GridSense a private company by GridSense transferring its grid monitoring business to a newly formed Australian corporation that will be owned by certain of the significant shareholders of GridSense including Acorn Energy.  Under the plan, the debt of C$750,000 ($616,000) owed by GridSense will be continue to be owed  by GridSense’s  Australian operating subsidiary.  Our percentage ownership of the newly formed Australian corporation once GridSense has gone private is expected to be approximately 31.2%.  The going private transaction is expected to be effective in the second quarter of 2009.

DSIT

In February, DSIT received a $2.3 million order for its AquaShield™ underwater security system. The system will be used for the protection of a large energy facility at an undisclosed location in Asia. The system will include multiple AquaShield™ Diver Detection sonar (DDS) units, which will be combined and integrated into a comprehensive surveillance system. The system will guard and protect the customer infrastructure from underwater intrusion and sabotage. This order follows $1.7 million order for another AquaShield™ underwater security system in January plus another $0.2 million of other project orders for its other Naval & RT Solutions. The addition of these orders increased DSIT’s backlog from $4.8 million at December 31, 2008 to $9.0 million.

Comverge

The market value of our 502,500 common shares of Comverge on December 31, 2008 was approximately $2.5 million based on a market share price of $4.90 on that date.  Since December 31, 2008, (through March 26, 2009) we have sold 175,000 of our common shares of Comverge and received proceeds of approximately $1.2 million. The value of our remaining 337,500 shares of Comverge’s common shares as of March 26, 2009, is approximately $2.4 million based on a market share price of $7.19.

Corporate

During the period from January 1, 2009 to March 26, 2009, we continued to make purchases of our Common Stock and acquired an additional 145,653 shares for approximately $328,000.

OVERVIEW AND TREND INFORMATION

The following discussion includes statements that are forward-looking in nature.  Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations.  Certain of these factors are discussed in “Item 1.  Business–Risk Factors Which May Affect Future Results.”

We operate in three reportable segments: CoaLogix, Naval and RT Solutions and EIS.  We acquired our interest in Coreworx which comprises our EIS segment on August 13, 2008; our results for 2008 include Coreworx’s results only for the period following the date of acquisition. CoaLogix was acquired on November 7, 2007; our results for 2007 include CoaLogix’s results only for the period following the date of acquisition.

The following analysis should be read together with the segment information provided in Note 24 to our Consolidated Financial Statements included in this report.

CoaLogix/SCR-Tech/MetalliFix

CoaLogix sales in 2008 were $10.1 million compared to 2007 sales of $4.5 million (of which we recorded only $0.8 million since we recorded CoaLogix sales only since our acquisition of SCR-Tech on November 7, 2007). The increase in CoaLogix's sales in 2008 compared to 2007 is due to increased penetration in the growing regeneration market. In addition, CoaLogix increased its production capacity in the fourth quarter of 2008 with the completion of a plant expansion. CoaLogix increased its sales from the $1.8 million recorded in the third quarter of 2008 to $4.7 million in the fourth quarter of 2008. The increase in sales was attributable largely to increased production volume facilitated by the plant expansion and to seasonal factors since power plants typically do not schedule service of the catalyst systems during the spring and summer ozone months.

CoaLogix gross profit in 2008 was $2.5 million compared to 2007 gross profit of $0.5 million (of which we recorded only $0.1 million since we recorded CoaLogix gross profit only since our acquisition of SCR-Tech on November 7, 2007). In increase in CoaLogix gross profit in 2008 was attributable to the increase in sales combined with increased efficiencies in our production. CoaLogix gross profit in the fourth quarter of 2008 was $1.6 million representing a $1.8 million increase over the negative gross loss of $0.2 million recorded by CoaLogix in the third quarter of 2008. The increase in CoaLogix gross profit was attributable to the significant increase in fourth quarter sales (an increase of $2.9 million) combined with third quarter gross profit being suppressed due to seasonal factors since power plants typically do not schedule service of the catalyst systems during the spring and summer ozone months. CoaLogix also completed some projects during the third quarter with negative margins caused by longer than expected times to complete these projects and by higher costs of the raw materials due to the product mix.

In March 2008, EnerTech Capital III, a strategic investor, acquired a 15% interest in CoaLogix.  We currently own 85% of CoaLogix following EnerTech’s investment.

In December 2008, CoaLogix completed an expansion to its SCR-Tech regeneration facility in Charlotte, NC. The expansion increased the overall efficiency of the facility and more than doubled its throughput capacity. This expansion will enable SCR-Tech to meet the growing demands of the catalyst and catalyst regeneration markets.

On January 1, 2009, Phase I of the Clean Air Interstate Rule (CAIR) went into effect.  This is designed to permanently cap and achieve substantial reductions in emissions of NOx across 28 Eastern states and the District of Columbia, which we believe will further increase the size of our addressable market.

In 2009, we expect CoaLogix to improve on its 2008 results based upon on its year-end backlog for SCR services of $10.0 million and anticipated new orders, and the expected introduction of MetalliFix™ for mercury removal for coal-fired power generation plants. We expect that CoaLogix will need to expand its production capabilities in 2009 in order to accommodate anticipated growth in demand..

DSIT Solutions

Sales of our DSIT subsidiary increased by $3.4 million, or 170%, from $4.9 million in 2007 to $8.3 million in 2008 due to a $3.6 million increase in sales for the Naval & RT Solutions segment. The increase resulted from the recording of a full-year’s sales in 2008 on a three-year project for a sonar and acoustic system for the Israeli Ministry of Defense received in the middle of 2007 combined with increased sales from DSIT’s other real-time and embedded solutions projects. Fourth quarter 2008 sales for DSIT were $1.9 million reflecting a $0.1 million decrease from third quarter 2008 sales of $2.0 million.

Gross profit in DSIT in 2008 was $2.7 million which reflects an increase of $1.4 million or 106% from $1.3 million in 2007. DSIT’s gross profit of $0.7 million during the fourth quarter of 2008 represented a $0.1 million increase over DSIT’s third quarter 2008 gross profit despite a $0.1 million decrease in sales. The increase in gross profit was attributable to a high margin project commenced  by DSIT in the fourth quarter of 2008.

DSIT’s improved its gross margin to 32% in 2008 as compared to  25% in 2007. DSIT’s increased gross margins were due to higher margin projects being performed during the 2008 as compared to 2007.

Naval &RT Solutions

During 2006, 2007 and 2008, sales from our Naval & RT solutions in our DSIT subsidiary were $2.8 million, $3.5 million and $7.4 million, respectively, accounting for approximately 68%, 71% and 85% of DSIT’s consolidated sales for 2006, 2007 and 2008, respectively. The balance of DSIT’s sales of $1.3 million, $1.4 million and $1.2 million for the years ending December 31, 2006, 2007 and 2008, respectively, were derived from DSIT’s other IT and consulting activities.

Consolidated segment revenues increased by $3.6 million or 102% in 2008 as compared to 2007.  The increase in sales was the result of the acquisition of three significant Naval projects in 2007 and 2008.

•	A NIS 30 million (approximately $7.8 million at December 31, 2008) three-year project for a sonar and underwater acoustic system for the Israeli Ministry of Defense, and

•
An order to supply our AquaShield™ Diver Detection Sonar (DDS) system to protect a European oil terminal, which according to Jane’s International Defence Review is believed to mark the first commercial sale of a diver detection device to protect a critical coastal energy installation.

•	A fourth quarter 2008 sale of AquaShield™ DDS System to an undisclosed EMEA government.

Two of these projects began in mid-2007 and our increased sales in 2008 are a direct result of our progress in those projects.  In addition to our increased sales from the abovementioned projects, we also recorded increased sales from our other real-time and embedded solutions projects.

Consolidated segment gross profit also increased (from $1.1 million in 2007 to $2.4 million in 2008) as a result of the increased sales from our three significant projects and our other projects. In addition, our gross profit margin increased from 2007 to 2008 from 33% to 35% due to higher gross margins recorded in our Acoustic & Sonar solutions projects as compared to our real-time and embedded solutions projects.

We anticipated continued growth in sales in 2009. We expect our sales growth to come primarily from our acoustic and sonar solutions projects with our embedded hardware and software development projects expected to remain relatively stable.  In the first three months of 2009, we have already received $4.0 million of new orders for our AquaShield™ DDS in addition to $0.2 million for other projects. DSIT reached profitability in 2008 and we expect 2009 to be profitable as well.

Coreworx

Coreworx, which we acquired on August 13, 2008, had sales in 2008 of CDN$4.4 million compared to 2007 sales of CDN$3.2 million.  The increase in Coreworx’s sales in 2008 compared to 2007 was principally due to new license sales to Fluor and BHP Billiton.

Coreworx’s gross profit in 2008 was CDN$3.7 million compared to 2007 gross profit of CDN$1.9 million.  The increase in Coreworx’s gross profit in 2008 was attributable to the increase in software license sales which attract higher margins than other category of sales. Software license sales increased by approximately 50% in 2008 over 2007.

Coreworx increased its gross margin in 2008 to 84% as compared to 2007’s 61%.  Coreworx’s increased gross margin was due to a much stronger mix of license revenue compared to prior periods.

Coreworx generally sells its software on a per-seat license basis.  Coreworx’s profit margin depends upon the customer’s requirements for a particular project and the resources Coreworx has to devote to such project in addition to Coreworx’s general and administrative overhead.

During 2008, Coreworx delivered Release 6.3 of its software to its customers on time, and completed the architecture for integration of SharePoint.  Coreworx also sold a Gold license to its software to and renegotiated a favorable maintenance and support agreement with Fluor.

  Coreworx has observed that the Latin American economy has been less adversely affected by the global economic downturn than have other parts of the world, and believes there are opportunities to market and sell its software in Latin America.  Therefore, Coreworx will begin a marketing campaign to O/Os and E&Cs with MCPs located in Latin America in 2009. To accelerate this initiative and mitigate the risk, Coreworx will take advantage of hiring key personnel who until recently worked for a competitor in this region who have recently become available as a result of Oracles acquisition of Primavera. Additionally, Coreworx intends to establish a Value Added Reseller (“VAR”) network in order to manage this region.

In 2009, we expect Coreworx to improve on its 2008 results based upon its year-end backlog of CDN$1.6 million, anticipation of new sales, the addition of ProExecute and expansion to Latin America.

Corporate

At the end of 2008, we began an effort to streamline our corporate costs. Towards that end, we have taken several steps in order to conserve our corporate cash including hiring in-house counsel, reducing personnel, consulting and marketing costs. We continue to have significant corporate expenses and will continue to expend in the future, significant amounts of funds on professional fees and other costs in connection with our strategy to seek out and invest in companies that fit our target business model.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following discussion of critical accounting policies represents our attempt to report on those accounting policies, which we believe are critical to our consolidated financial statements and other financial disclosure.  It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  There are also areas in which the selection of an available alternative policy would not produce a materially different result.

We have identified the following as critical accounting policies affecting our Company: principles of consolidation and investments in associated companies; investments in marketable securities, revenue recognition, foreign currency transactions, stock-based compensation and impairments in goodwill and intangible assets.

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

Investments in other entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or our ability to exercise significant influence over the operating and financial policies of the investee.  Investments of this nature are recorded at original cost and adjusted periodically to recognize our proportionate share of the investee’s net income or losses after the date of investment.  When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not recorded.  We resume accounting for the investment under the equity method when the entity subsequently reports net income and our share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended.  Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. During 2008, wrote down our investments in Paketeria, GridSense and Enertech by a total of approximately $1.2 million.

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

As of December 31, 2008, the 502,500 Comverge shares we held can be considered “available-for-sale” under SFAS 115.  Accordingly, we recorded our investment in Comverge based on Comverge’s share price of $4.90 at December 31, 2008 and recorded a decrease of $125,000 to our investment balance by recording those shares at fair market value to Accumulated Other Comprehensive Income with respect to the recording those shares at fair market value.

Revenue Recognition

In the year ended December 31, 2008, we recorded approximately $10.1 million of revenues representing approximately 49% of our consolidated revenues in our CoaLogix subsidiary. Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed for each catalyst module.  Customer acceptance is not required for regeneration and cleaning services in that CoaLogix’s contracts currently provide that services are completed upon receipt of testing by independent third parties confirming compliance with contract requirements.

From time to time, CoaLogix purchases spent catalyst modules, regenerates them and subsequently sells them to customers as refurbished units.  In such cases, revenues are not recognized until the units are delivered to the customer.

Costs associated with performing SCR catalyst regeneration and cleaning services are expensed as incurred because of the close correlation between the costs incurred, the extent of performance achieved and the revenue recognized.  In the situation where revenue is deferred due to collectibility uncertainties, CoaLogix does not defer costs due to the uncertainties related to payment for such services. In the situation where revenue is deferred due to the non completion of regeneration services, the Company defers the related costs as deferred costs.

Revenue from time-and-materials service contracts, maintenance agreements and other services is recognized as services are provided.

In the year ended December 31, 2008, we recorded approximately $8.3 million of revenues representing approximately 38% of our consolidated revenues in our DSIT subsidiary.  In 2008, DSIT derived approximately $6.4 million or 76% of DSIT’s revenues from fixed-price type contracts.  Fixed-price type contracts require the accurate estimation of the cost, scope and duration of each engagement.  Revenue and the related costs for these projects are recognized for a particular period, using the percentage-of-completion method as costs (primarily direct labor) are incurred, with revisions to estimates reflected in the period in which changes become known.  If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and consulting margins may be significantly and negatively affected and losses on existing contracts may need to be recognized.  Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations.

At Coreworx, we recognize revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenues Recognition,” issued by the American Institute of Certified Public Accountants, SOP 98-9, “Modification of 97-2, Software Recognition with Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101 “Revenues Recognition in Financial Statements,” issued by the SEC. Coreworx’s revenues of approximately $2.3 million since its acquisition by us represents approximately 11% of our consolidated revenues for the year ended December 31, 2008.

 We record revenue when persuasive evidence of an arrangement exists, there are no significant uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable.  Our application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. We use the residual method to recognize revenue on delivered elements when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element for the arrangement exists under the license arrangement, revenue related to the undelivered element is deferred based on VSOE of the fair value of the undelivered element.  In accordance with SOP 97-2, as amended, revenues derived from multiple-element software sale arrangements are recognized in earnings based on the relative fair values of the individual elements.

Our multiple-element sales arrangements include arrangements where software licenses and the associated post-contract customer support (“PCS”) are sold together.  We have established VSOE of the fair value of the undelivered PCS element based on the contracted price for renewal PCS included in the original multiple element sales arrangement, as substantiated by contractual terms and our PCS renewal experience.  If VSOE of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered.

If the revenue recognition criteria above are not satisfied, amounts received from customers are classified as deferred revenue on the balance sheet until such time as the revenue recognition criteria are met.

Foreign Currency Transactions

The currency of the primary economic environment in which our corporate headquarters and our U.S. subsidiaries operate is the United States dollar (“dollar”).  Accordingly, the Company and all of its U.S. subsidiaries use the dollar as their functional currency.

Coreworx’s, functional currency is the Canadian dollar (CDN$) and DSIT’s functional currency is the New Israeli Shekel (“NIS”). In the year ended December 31, 2008, 38% of our revenues (86% and 100% in the years ended December 31, 2007 and 2006, respectively) came from our DSIT subsidiary while 11% of our revenue in the year ended December 31, 2008 came from our Coreworx subsidiary. Their financial statements have been translated using the exchange rates in effect at the balance sheet date.  Statements of operations amounts have been translated using the exchange rate at date of transaction.  All exchange gains and losses denominated in non-functional currencies are reflected in finance expense, net in the consolidated statement of operations when they arise.

Stock-based Compensation

Effective January 1, 2006, we have accounted for share-based compensation pursuant to SFAS No. 123R, Share-Based Payment (SFAS 123R).  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.  As a result of our adoption of SFAS No. 123R, during the years ended December 31, 2008, 2007 and 2006, we recognized expense related to share options issued prior to but unvested as of January 1, 2006 as well as expense related to share options issued subsequent to January 1, 2006.

The fair values of all stock options granted were estimated using the Black-Scholes option-pricing model.  The Black-Scholes model requires the input of highly subjective assumptions such as risk-free interest rates, volatility factor of the expected market price of our Common Stock and the weighted-average expected option life.  The expected volatility factor used to value stock options in 2007 was based on the historical volatility of the market price of the Company’s Common Stock over a period equal to the estimated weighted average life of the options.  In December 2007, the SEC issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R).  We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.  For expected option life, we have what SAB 107 defines as “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options as permitted by SAB 107.  The risk-free interest rate used is based upon U.S. Treasury yields for a period consistent with the expected term of the options. Historically, we have not paid dividends and we do not anticipate paying dividends in the foreseeable future; accordingly, our expected dividend rate is zero.  We recognize this expense on a straight-line basis over the requisite service period.  Due to the numerous assumptions involved in calculating share-based compensation expense, the expense recognized in our consolidated financial statements may differ significantly from the value realized by employees on exercise of the share-based instruments.  In accordance with the methodology prescribed by SFAS 123R, we do not adjust our recognized compensation expense to reflect these differences.  Recognition of share-based compensation expense had, and will likely continue to have, a material affect on our general and administrative line items within our consolidated statements of operations and also may have a material affect on our deferred income taxes and additional paid-in capital line items within our consolidated balance sheets.  Under SFAS No. 123R, we are required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited.  If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially impacted.

For the years ended December 31, 2008, 2007 and 2006, we incurred stock compensation expense of approximately $1.4, $0.9 million and $1.8 million, respectively. The 2008 expense includes stock compensation expense recorded with respect to stock option grants in our CoaLogix and Coreworx subsidiaries of $0.7 million.

See Note 20 to the consolidated financial statements for information on the impact of our adoption of SFAS 123R and the assumptions used to calculate the fair value of share-based employee compensation.

We account for stock-based compensation issued to non-employees on a fair value basis in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services” and related interpretations.

Business combination accounting

We have acquired a number of businesses during the last several years, and we may acquire additional businesses in the future.  Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed.  The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the estimated fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill.  This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.  Certain identifiable intangible assets, such as customer lists and covenants not to compete, are amortized based on the pattern in which the economic benefits of the intangible assets are consumed over the intangible asset’s estimated useful life.  The estimated useful life of our amortizable identifiable intangible assets ranges from seven to sixteen years.  Goodwill is not amortized.  Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our current operating results. In 2008, as a result of our acquisition of Coreworx and the subsequent cost allocation, we recorded an immediate expense of approximately $2.4 million associated with acquired in-process research and development. In addition approximately $3.8 million was allocated to amortizable intangible assets and approximately $2.4 million to goodwill.

Goodwill

As a result of our various acquisitions, we have recorded goodwill. Our goodwill at December 31, 2008 was approximately $6.7 million. Our goodwill is allocated to our segments as follows: CoaLogix – approximately $3.7 million, Naval & RT Solutions – approximately $0.5 million and EIS – approximately $2.5 million. We record goodwill when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount.

The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Fair values are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. We consider factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for further product development. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill.

We perform our annual impairment tests in the fourth quarter. We determined that none of our reporting units were impaired as a result of our annual tests in 2008.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statement of operations data as a percentage of our total sales:

	Year ended December 31,
	2004	2005	2006	2007	2008
Sales	100%	100%	100%	100%	100%
Cost of sales	74	70	67	75	68
Gross profit	26	30	33	25	32
Research and development expenses	1	1	8	7	6
Acquired in-process research and development expenses	—	—	—	—	12
Selling, general and administrative expenses	100	83	112	93	56
Impairments	—	—	1	2	18
Operating loss	(75)	(54)	(88)	(78)	(60)
Finance expense, net	(1)	0	(1)	(28)	(15)
Gain on early redemption of convertible debentures	—	—	—	—	6
Gain on sale of shares in Comverge	21	—	—	409	43
Gain on IPO of Comverge	—	—	—	286	—
Gain (loss) on private placement of equity investments	—	—	—	(1)	—
Other income, net	4	—	8	—	—
Income (loss) from operations before taxes on income	(51)	(55)	(81)	588	(26)
Income tax benefit (expense)	(1)	1	(4)	8	(2)
Income (loss) from operations of the Company and its consolidated subsidiaries	(51)	(54)	(85)	596	(27)
Share of losses in Paketeria	—	—	(10)	(21)	(8)
Share of losses in GridSense	—	—	—	—	(4)
Share of losses in Comverge	(37)	(9)	(5)	—	—
Minority interests, net of tax	(3)	(2)	—	—	1
Income (loss) from continuing operations	(91)	(65)	(101)	575	(38)
Gain (loss) on sale of discontinued operations and contract settlement (in 2006), net of income taxes	—	13	(50)	—	—
Income from discontinued operations, net of income taxes	56	20	2	—	—
Net income (loss)	(35)%	(31)%	(149)%	575%	(38)%

The following table sets forth certain information with respect to revenues and profits of our reportable business segments for the years ended December 31, 2006, 2007 and 2008, including the percentages of revenues attributable to such segments.  (See Note 24 to our consolidated financial statements for the definitions of our reporting segments.).  The column marked “Other” aggregates information relating to miscellaneous operating segments, which may be combined for reporting under applicable accounting principles.

	CoaLogix	Naval & RT Solutions	EIS	Other	Total
	(in thousands)
Year ended December 31, 2008:
Revenues from external customers	$10,099	$7,032	$2,330	$1,235	$20,696
Percentage of total revenues from external customers	49%	34%	11%	6%	100%
Gross profit	2,457	2,383	1,409	284	6,533
Segment income (loss) before income taxes	(1,433)	605	(1,171)	(86)	(2,085)
Year ended December 31, 2007:
Revenues from external customers	$797	$3,472	$—	$1,391	$5,660
Percentage of total revenues from external customers	14%	61%	—	25%	100%
Gross profit	116	1,139	—	157	1,412
Segment loss before income taxes	(140)	(309)	—	(799)	(1,248)
Year ended December 31, 2006:
Revenues from external customers	$—	$2,797	$—	$1,320	$4,117
Percentage of total revenues from external customers	—	68%	—	32%	100%
Gross profit	—	1,004	—	350	1,354
Segment loss before income taxes	—	(155)	—	(296)	(451)

2008 COMPARED TO 2007

Sales.  Sales increased by $15.0 million or 266% to $20.7 million in 2008 as compared to sales of $5.7 million in 2007.  Of the increase in sales, $9.3 million was attributable to sales from our CoaLogix segment which was included for the full year 2008, but was included in 2007 only for the period from acquisition on November 7, 2007 to year end. In addition, our 2008 sales also include $2.3 million of sales by our recently acquired Coreworx subsidiary whose results since our acquisition (August 13, 2008) are included in our  results for 2008. Sales of our DSIT subsidiary increased by $3.4 million, or 170%, from $4.9 million in 2007 to $8.3 million in 2008 due to a $3.6 million increase in sales for the Naval & RT Solutions segment. The increase resulted from the recording of a full-year’s sales in 2008 on a three-year project for a sonar and acoustic system for the Israeli Ministry of Defense received in the middle of 2007 combined with increased sales from DSIT’s other real-time and embedded solutions projects.

Gross profit.  Gross profits in 2008 increased by $5.1 million or 363%, to $6.5 million from $1.4 million in 2007. The increase in gross profits was attributable to the inclusion in 2008 of a full year of CoaLogix and the inclusion of Coreworx from the date of its acquisition. Gross profit at CoaLogix and Coreworx in 2008 was $2.5 and $1.4 million, respectively. Gross profit in DSIT in 2008 was $2.7 million which reflects an increase of $1.4 million or 106% from $1.3 million in 2007. DSIT's gross profit increase was due primarily to its increased sales noted above combined with improved margins.

Gross margins also increased to 32% in 2008 compared to 25% in 2007. The increased gross margins were  the result of increased margins for both DSIT and CoaLogix.  DSIT’s increased its gross margin to 32% as compared to 2007’s 25% while CoaLogix increased its gross margins to 24% in 2008 from 14% in 2007 in the period from our acquisition. In addition, 2008 included Coreworx’s gross margins of 63%, which were not included in 2007 results. DSIT’s increased gross margins were due to higher margin projects being performed during the 2008 as compared to 2007. CoaLogix’s increased gross margins were due to higher margin projects in 2008 and efficiencies from higher revenue combined with relatively marginal growth in costs.

Acquired in-process research and development expenses (“IPR&D”).  IPR&D represents Coreworx’s research and development projects that had not reached technological feasibility and had no alternative future use when acquired. We have determined that approximately $2.4 million of the purchase price of Coreworx represents purchased in-process technology and expensed this amount immediately upon acquisition.

Research and development expenses (“R&D”).  R&D expenses in 2008 increased by $0.7 million as compared to 2007. The increase in R&D expense was due to the inclusion in 2008 of Coreworx R&D expenses of approximately $0.9 million. This was partially offset by a decrease in R&D expense at DSIT.

Selling, general and administrative expenses (“SG&A”).   SG&A in 2008 increased by $6.4 million as compared to 2007. A portion of the increase was attributable to the inclusion of CoaLogix’s and Coreworx’s SG&A costs of $3.9 and $1.5 million, respectively (in 2007 CoaLogix’s SG&A costs in the period since our acquisition was $0.3 million). DSIT’s SG&A increased slightly from $2.0 million in 2007 to $2.1 million in 2008. Corporate SG&A expense also increased by approximately $1.1 million during 2008 to $4.1 million as compared to 2007. The increase in corporate SG&A is due to increased professional fees and salaries reflecting a higher level of corporate activity due to our M&A activity.

Impairments. During 2008, we recorded a loss provision on our loans to Paketeria of $2.5 million due to Paketeria’s increasing operating difficulties and our doubts as to its ability to repay its debt to us. In addition, we recorded a loss provision on the note payable from GridSense of $0.6 million due to doubts of GridSense’s ability to repay the note. We also recorded a loss of $0.5 million resulting from the impairment of our investment in and loans to Local Power.

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

Taxes on income.  In 2008, we recorded a non-cash expense of $0.9 million with respect to the elimination of deferred tax assets from our balance sheet due to the reduction in the value of Comverge shares. This was partially offset by a tax benefit of $0.3 million for overpayment of previous year’s taxes and $0.2 million resulting from our receipt of an exemption of income taxes from the State of Delaware thus reducing our effective income tax rate on domestic earnings to 34%.

Gain on sale of shares in Comverge.  In 2008, we sold 1,261,165 of the 1,763,665 Comverge shares we held at the beginning of 2008. We received proceeds of $15.4 million from the sales and recorded a pre-tax gain of $8.9 million.

Share of losses in GridSense. We record our share of income or loss in GridSense with a lag of three months as we are not able to receive timely financial information. We will record our share of GridSense’s fourth quarter results in the first quarter of 2009. In 2008, we recorded a loss of $123,000 representing our approximate 24% share of GridSense’s losses for the first nine months of 2008. In addition, we also recognized additional losses totaling $89,000 with respect to amortization related to acquired technologies, customer relationships and trademarks and the value of expiring warrants. On December 31, 2008, as a result of the steep, continuous decline in the share price of GridSense, we determined that the decline in value was other than temporary, and, accordingly recorded an impairment of $714,000 in the value of GridSense to bring the value of our investment in GridSense to its market value on the Toronto Stock Exchange on that date.

Share of losses in Paketeria.  In 2008, we recorded a loss of $1.6 million of which approximately $1.0 million represents our approximate 31% share of Paketeria’s losses for the period and approximately $0.1 million representing amortization expense associated with acquired intangibles and approximately $0.5 million representing the impairment of the balance of our investment. As a result of these losses, our investment in Paketeria was reduced to zero and we have ceased recording losses in Paketeria.

Net income.  We had a net loss of $7.9 million in 2008 compared with net income of $32.5 million in 2007. Our loss in 2008 was due to impairments and losses of $6.2 million recorded with respect to our investments in Paketeria, GridSense and Local Power combined with $2.4 million of expense recorded with respect to acquired in-process research and development in our acquisition of Coreworx, $2.8 million of net finance expenses, CoaLogix and Coreworx losses of $1.4 million and $0.9 million, respectively, and corporate expenses of $4.1   million. Those losses were partially offset by the gain recognized on our sale of Comverge shares of $8.9 million and a non-cash gain of $1.3 million related to the early redemption of our convertible debentures.

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

Research and development expenses (“R&D”).  R&D expenses increased in 2007 by $91,000 or 28% as compared to 2006.  In the first half of 2007, our DSIT subsidiary invested approximately $175,000 in developing costs for its OncoPro software.  Such development efforts ceased in the second half of 2007 when DSIT decided to concentrate its development efforts in its AquaShield™ Diver Detection Sonar.

Selling, marketing, general and administrative expenses (“SMG&A”).  Our SMG&A costs increased by $0.7 million or 14% to $5.3 million in 2007 as compared to $4.6 million in 2006.  A portion of the increase (approximately $250,000) was attributable to SMG&A costs from SCR-Tech for the period since our acquisition.  We also had significantly increased professional fees due to our increase in corporate activity and Sarbanes-Oxley compliance as well as increased administrative salary costs.  These increased costs offset the decrease of $0.8 million in non-cash stock compensation expense in 2007 as compared to 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had working capital of $13.8 million, including $15.1 million of cash and cash equivalents not including current and non-current restricted deposits of $2.7 million (of which we expect approximately $2.2 million to be released in the second quarter of 2009).  Net cash used in the year ending December 31, 2008, was $4.5 million, of which $3.3 million was used in operating activities. The primary use of cash in operating activities in 2008 was our corporate cash operating expenditures of approximately $4.5 million which was offset by cash generated from operations of $0.6 million each and DSIT and CoaLogix.

Cash used in investing activities were primarily due to our acquisition of Coreworx ($2.5 million), $5.0 million of loans made to Paketeria, GridSense, Coreworx (in contemplation of our acquisition) and others, $2.0 million used for the acquisition of license technology by our CoaLogix subsidiary, $1.7 million used for acquisitions of property and equipment, $1.9 million used to fund our investment in GridSense and EnerTech, $1.0 million deposited in an Israeli bank as a guarantee for a project being performed by DSIT and $1.0 million of costs related to our November 2007 acquisition of SCR Tech. These amounts were offset by proceeds of $15.4 million from the sale of Comverge shares during 2008.

Net cash of $0.9 million was used in financing activities, primarily from the redemption of our debentures ($3.4 million) and repayment of short and long-term borrowings ($0.4 million) and the purchase of treasury shares ($0.1 million). This use of cash was partially offset by the $2.2 million investment made by EnerTech in CoaLogix and the $0.8 million of proceeds from the exercise of warrants and employee stock options.

As of March 1, 2009, the Company’s corporate operations (not including cash at any of our subsidiaries) had a total of approximately $12.0 million in cash and cash equivalents (not including the $2.7 million deposited in an account as a security for a guarantee for DSIT), reflecting a $0.6 million decrease from the balance as of December 31, 2008.

We believe that the cash available and the cash potentially available from any of our assets will provide more than sufficient liquidity to finance Acorn’s activities for the foreseeable future and for the next 12 months in particular.

 At December 31, 2008, DSIT had approximately $526,000 in Israeli credit lines available to DSIT by an Israeli bank, $191,000 of which was then being used, net of secured deposits.  DSIT’s credit lines are available to it until March 2010, are denominated in NIS and bear interest at a weighted average rate of the Israeli prime rate per annum plus 3.0% (at December 31, 2007, plus 1.5%).  The Israeli prime rate fluctuates and as of December 31, 2008 was 4.0% (December 31, 2007, 0%).  The line-of-credit is subject to maintaining certain financial covenants. At December 31, 2008, DSIT was in compliance with its financial covenants. The Company has a floating lien and provided guarantees with respect to DSIT’s outstanding lines of credit.  In addition, Acorn has agreed to be supportive of DSIT’s liquidity requirements over the next 12 months.

At the beginning of March 2009, DSIT was utilizing approximately $191 of its $526 line-of-credit.  We believe that DSIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months.  This is based on continued utilization of its lines of credit and expected continued improvement of operating results stemming from anticipated growth in sales. DSIT is continuing to search for additional sources of financing to support its growth.

In October 2008, CoaLogix signed an agreement with Square 1 Bank for a $500,000 term loan and a $2 million formula based line-of-credit.  The term loan is for a period of 36 months and bears interest at prime plus 1.5%. The line-of-credit is for a period of one year and bears interest at prime plus 0.75%. Both the term loan and the line-of-credit are to finance CoaLogix’s working capital and to finance its growth and  are subject to certain financial covenants. We believe that CoaLogix will have sufficient liquidity to finance its operating activities from cash flow from its own operations and its bank financing over the next 12 months.  CoaLogix anticipates that it will need to increase production capacity by beginning construction of a new plant in 2009 in order to satisfy expected increased orders from customers. CoaLogix does not have the financial resources to finance the anticipated cost to build a new plant. CoaLogix is currently exploring options to obtain funding for the construction of the new plant.

We expect that Coreworx will require additional working capital support in order to finance its working capital needs in 2009. This support may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional investment from us in Coreworx may be limited by the working capital needs of our corporate activities and other operating companies.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of December 31, 2008.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending December 31, (in thousands)
	Total	2009	2010-2011	2012-2013	2014 and thereafter
Notes payable	$3,400	$3,400	$—	$—	$—
EnerTech (1)	3,850	3,850	—	—	—
Operating leases	3,401	1,212	1,792	397	—
Potential severance obligations to Israeli employees (2)	2,651	—	—	—	2,651
Total contractual cash obligations	$13,302	$8,462	$1,792	$397	$2,651

We expect to finance these contractual commitments in 2008 from cash currently on hand and cash generated from operations.

(1) In August 2007, we committed to invest up to $5 million over a ten-year period in EnerTech Capital Partners III L.P. (“EnerTech III”), a proposed $250 million venture capital fund targeting early and expansion stage energy and clean energy technology companies that can enhance the profits of the producers and consumers of energy.

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

(2) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances.  The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary.  These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies.  As of December 31, 2008, we accrued a total of $2.7 million for potential severance obligations of which approximately $1.7 million was funded with cash to insurance companies.

Certain Information Concerning Off-Balance Sheet Arrangements.

Our DSIT subsidiary has provided various performance, advance and tender guarantees as required in the normal course of its operations.  As at December 31, 2008, such guarantees totaled approximately $3.9 million and were due to expire through 2010.  As security for a portion of these guarantees, Acorn has deposited with an Israeli bank approximately $2.7 million which is shown as restricted cash on our Consolidated Balance Sheets.  The Company expects a majority of the restricted cash to be released in the second quarter of 2009.

Impact of Inflation and Currency Fluctuations

In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit incurred to finance our operations in Israel, whose utilization at December 31, 2008 stood at approximately $191,000. Our non-US dollar monetary assets and liabilities (net assets of approximately $0.3 million at December 31, 2008) in Israel are exposed to fluctuations in exchange rates. Furthermore, $1.8 million and $0.7 million of our backlog of projects are contracts and orders that are denominated in NIS and linked to an Israeli Ministry of Defense Index, and denominated in NIS, respectively.

Historically, a majority of DSIT’s sales have been denominated in dollars or denominated in NIS linked to the dollar.  Such sales transactions are negotiated in dollars; however, for the convenience of the customer they are settled in NIS.  These transaction amounts are linked to the dollar between the date the transactions are entered into until the date they are effected and billed.  From the time these transactions are effected and billed through the date of settlement, amounts are primarily unlinked.  In 2009, we expect a significant portion of DSIT’s sales to be settled in dollars. A significant majority of DSIT’s expenses in Israel are in NIS, while a portion is in dollars or dollar-linked NIS.

The dollar cost of our operations in Israel may be adversely affected in the future by a revaluation of the NIS in relation to the dollar.  In 2008 the appreciation of the NIS against the dollar was 1.1% and in 2007 the appreciation of the NIS against the dollar was 9.0%.  Inflation in Israel was 3.8% in 2008 and 3.3% during 2007.  During the first two months of 2009, the dollar appreciated by 9.5% against the NIS and inflation during this period was -0.6%. In the first quarter of 2009, DSIT began to attempt to manage its foreign currency exposures by purchasing forward contracts on certain of its expected expenses.

As of December 31, 2008, virtually all of DSIT’s monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS.  In the event that in the future we have material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations.

In addition, our non-US dollar assets and liabilities (net liability of approximately $0.3 million at December 31, 2008) in Canada at our Coreworx subsidiary are also exposed to fluctuations in exchange rates. The dollar cost of our operations in Canada may also be adversely affected in the future by a revaluation of the Canadian dollar in relation to the US dollar.  In 2008 the appreciation of the US dollar against the Canadian dollar was 23.3%.  During the first two months of 2009, the US dollar appreciated by 4.5% against the Canadian dollar.

As of December 31, 2008, virtually all of Coreworx’s assets and liabilities that were not denominated in dollars were denominated in Canadian dollars.  In the event that in the future we have material net assets or liabilities that are not denominated in US dollars, such net assets or liabilities would be subject to the risk of currency fluctuations.

SUMMARY QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain of our unaudited quarterly consolidated financial information for the years ended December 31, 2007 and 2008.  This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto.

	2007				2008

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Sales	$1,039	$681	$1,595	$2,345	$4,295	$3,607	$4,628	$8,166
Cost of sales	754	625	1,122	1,747	2,897	2,575	3,731	4,960
Gross profit	285	56	473	598	1,398	1,032	897	3,206
Research and development expenses	130	103	77	105	51	57	402	659
Acquired in-process research and development*	—	—	—	—	—	—	551	1,893
Impairments	—	—	—	—	—	546	2,454	664
Selling, general and administrative expenses	810	1,049	1,153	2,378	2,553	2,140	3,401	3,573
Operating loss	(655)	(1,096)	(757)	(1,885)	(1,206)	(1,711)	(5,911)	(3,583)
Finance income (expense), net	(26)	(345)	(358)	(856)	(2,988)	88	(50)	(81)
Gain on early redemption of convertible debentures	—	—	—	—	1,259	—	—	—
Gain on public offering of Comverge	—	16,169	—	—	—	—	—	—
Gain on sale of Comverge shares	—	—	—	23,124	—	5,782	3,079	—
Gain (loss) on outside investment in Company’s equity investments, net	—	—	(37)	—	—	—	7	—
Income (loss) before taxes on income	(681)	14,728	(1,152)	20,383	(2,935)	4,159	(2,875)	(3,664)
Income tax benefit (expense)	(2)	(3)	(4)	454	642	(640)	(691)	347
Income (loss) from operations of the Company and its consolidated subsidiaries	(683)	14,725	(1,156)	20,837	(2,293)	3,519	(3,566)	(3,317)
Share of loss in Paketeria	(187)	(201)	(440)	(378)	(287)	(374)	(899)	—
Share of loss in GridSense	—	—	—	—	—	(134)	(60)	(732)
Minority interests	—	—	—	—	(9)	89	204	(36)
Net income (loss)	$(870)	$14,524	$(1,596)	$20,459	$(2,589)	$3,100	$(4,321)	$(4,085)
Basic net income (loss) per share:
Net income (loss) per share	$(0.09)	$1.52	$(0.16)	$2.00	$(0.23)	$0.28	$(0.37)	$(0.35)
Diluted net income (loss) per share:
Net income (loss) per share	$(0.09)	$1.21	$(0.16)	$1.68	$(0.23)	$0.26	$(0.37)	$(0.35)
Weighted average number of shares outstanding – basic	9,507	9,583	10,063	10,217	11,050	11,243	11,538	11,637
Weighted average number of shares outstanding – diluted	9,507	12,290	10,063	12,789	11,050	12,138	11,538	11,637
 * In the third quarter of 2008, we received a preliminary draft of a Purchase Price Allocation (PPA) with respect to our acquisition of Coreworx. The PPA had initially allocated $551,000 to acquired in-process research and development (IPR&D) which in accordance with accounting principles was immediately expensed in the third quarter of 2008. Subsequent to the third quarter, upon finalizing the PPA after further analysis, evaluation and information gathering, the IPR&D was adjusted to $2,444,000. This is treated as a correction of an estimate and accordingly, the $1,893,000 not initially recorded as IPR&D in the third quarter of 2008 is recorded in the fourth quarter of 2008.

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

Foreign Currency Risk

The translation of the balance sheets of our Israeli operations from NIS into U.S. dollars is sensitive to changes in foreign currency exchange rates as is the of the balance sheets of our Canadian operations from C$ into U.S. dollars.  These translation gains or losses are recorded either as cumulative translation adjustments (“CTA) within stockholders’ equity, or foreign exchange gains or losses in the statement of operations.  In 2008 the NIS strengthened in relation to the U.S. dollar by 1.1%.  In the period since our acquisition of Coreworx, the U.S. dollar strengthened in relation to the Canadian dollar by 12.5%. To test the sensitivity of these operations to fluctuations in the exchange rate, the hypothetical change in CTA and foreign exchange gains and losses is calculated by multiplying the net assets of these non-U.S. operations by a 10% change in the currency exchange rates.

As of December 31, 2008, a 10% weakening of the U.S. dollar against the NIS and against the Canadian dollar would have increased stockholders’ equity by approximately $800,000 (arising from a CTA adjustment of approximately $735,000 and net exchange gains of approximately $65,000).  These hypothetical changes are based on adjusting the December 31, 2008 exchange rates by 10%.

In 2009, DSIT began to attempt to manage its foreign currency exposures by purchasing forward contracts on certain of its expected expenses. Coreworx does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its foreign currency exchange rate exposures.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables.  The counterparty to a majority of our cash equivalent deposits is a money market of a major financial institution which invests only in U.S. Treasury bills. We do not believe there is significant risk of non-performance by this counterparty.  Approximately 44% of the trade accounts receivable at December 31, 2008 was due from a customer that pays its trade receivables over usual credit periods.  Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base.

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

Management has excluded Coreworx from its assessment of internal control over financial reporting as of December 31, 2008, because ownership was acquired by Acorn during 2008. Coreworx represented approximately 14% of Acorn’s consolidated total assets and approximately 11% of Acorn’s consolidated net sales as of, and for the year ended, December 31, 2008.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 25, 2009 we renewed the Consulting Agreement between the Company and George Morgenstern. Mr. Morgenstern currently is a director and Chairman Emeritus of the Company. Mr. Morgenstern has been retained as a consultant by our Company since March 2006 primarily to provide oversight of our Israeli activities.  Mr. Morgenstern’s consulting agreement, which was to expire on March 31, 2009, but was extended to expire on March 31, 2011, provides for the payment of an annual consulting fee of $1.00 and a non-accountable expense allowance of $75,000 per year.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information concerning the directors and certain officers of the Company:

Name	Age	Position

George Morgenstern	75	Founder, Chairman Emeritus; Chairman of the Board of our DSIT Solutions Ltd. subsidiary (“DSIT”)
John A. Moore	43	Director, Chairman of the Board, President and Chief Executive Officer
Samuel M. Zentman	64	Director and member of our Audit Committee
Richard J. Giacco	56	Director and member of our Audit Committee
Richard Rimer	43	Director
Joe Musanti	51	Director and Chairman of our Audit Committee
William J. McMahon	53	Chief Executive Officer and President of CoaLogix
Benny Sela	61	Chief Executive Officer and President of DSIT
Ray Simonson	60	Chief Executive Officer and President of Coreworx
Michael Barth	48	Chief Financial Officer of the Company and DSIT
Joe B. Cogdell, Jr.	55	Vice President, General Counsel and Secretary of the Company and CoaLogix

George Morgenstern, founder of the Company, has been one of our directors since 1986. Mr. Morgenstern served as Chairman of the Board from June 1993 through March 25, 2009 and as Chairman Emeritus since March 25, 2009.  Mr. Morgenstern served as our President and Chief Executive Officer from our incorporation in 1986 until March 2006.  Mr. Morgenstern also serves as Chairman of the Board of DSIT.  Mr. Morgenstern served as a member of the Board of Directors of Comverge from October 1997 to March 2006 and as Chairman until April 2003.

John A. Moore has been a director and President and Chief Executive Officer of our Company since March 2006. Mr. Moore was elected Chairman of the Board on March 25, 2009. Mr. Moore also served as a director of Comverge from March 2006 through January 2008.  Mr. Moore is the President and founder of Edson Moore Healthcare Ventures, which he founded to acquire $150 million of drug delivery assets from Elan Pharmaceuticals in 2002.  Mr. Moore was Chairman and EVP of ImaRx Therapeutics, a drug and medical therapy development company, from February 2004 to February 2006 and Chairman of Elite Pharmaceuticals from February 2003 to October 2004.  He is currently a member of the Board of Directors of Voltaix, Inc., a leading provider of specialty gases to the solar and semiconductor industries.  He was CEO of Optimer, Inc. (a research based polymer development company) from inception in 1994 until 2002 and Chairman from inception until its sale in February 2008 to Sterling Capital.

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

Benny Sela serves as the CEO of DSIT.  Previously, he held the position of Executive Vice President and Head of the company’s Real Time Division.  Prior to this, Mr. Sela was the General Manager of DSI Technologies.  Mr. Sela served in the Israeli Air Force reaching the position of Lt. Colonel (Ret.).  During his service in the Israeli Air Force, Mr. Sela was head of the Electronic Warfare branch, working on both the F-16 and Lavi projects.  He holds a B.Sc. in Electrical Engineering, a Masters Degree in Operations Research from Stanford University, and an MBA.

Ray Simonson serves as CEO and Chief Technology Officer (“CTO”) of Coreworx, positions that he has held since April 2006. Prior to this, Mr. Simonson was CTO of Coreworx since September 2004. Previously, he was Senior Vice President and CTO of CheckFree i-Solutions from 2000 to 2004. From 1996 to 2000, as Chief Technology Officer, he co-founded BlueGill Technologies and assembled and led the development of the first XML-based internet billing application. Prior to his experience with Bluegill and CheckFree, Ray was in a series of senior roles focused on delivering mission critical IT systems primarily in banking and insurance, with a deep expertise in enterprise content.

Michael Barth has been our Chief Financial Officer and the Chief Financial Officer of DSIT since December 2005.  For the six years prior, he served as Deputy Chief Financial Officer and Controller of DSIT.  Mr. Barth is a Certified Public Accountant in both the U.S. and Israel and has over 20 years of experience in public and private accounting.

Joe B. Cogdell, Jr. joined Acorn and CoaLogix as Vice President, General Counsel and Secretary of each corporation on January 2, 2009.  For the 20 years prior, Mr. Cogdell was a member of the Corporate and Securities Practice Group of the law firm Womble Carlyle Sandridge & Rice, PLLC in the firm’s Charlotte, North Carolina office.  Mr. Cogdell has thirty years experience as a corporate and business lawyer.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2008 our executive officers and directors complied with the filing requirements of Section 16(a), with the exception of a John A. Moore Form 4 report filed on August 28, 2008 (two days after the due date) reporting an open market purchase of 5,000 shares on August 22, 2008.

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

John A. Moore President and CEO	2008	325,000		—	351,331	(1)	12,000	(2)	688,331
	2007	275,000		200,000	177,545	(3)	—		652,545
William J. McMahon CEO and President of CoaLogix and SCR-Tech	2008	223,596		171,160	—		231,225	(4)	625,981
	2007	31,354	(5)	96,750	—		1,181	(6)	129,285
Benny Sela CEO and President of DSIT (7)	2008	174,321		20,500	—		59,490	(9)	254,311

	2007	137,287		—	30,458	(8)	39,331	(9)	207,076

(1)	Represents FAS 123R expense with respect to 200,000 stock options granted as of March 4, 2008 with an exercise price of $5.11 per share.
(2)	Consists of automobile expense allowance of $12,000.
(3)
Represents FAS 123R expense with respect to 400,000 stock options granted as of March 27, 2006 with an exercise price of $2.60 per share and 60,000 options granted as of February 27, 2007 with an exercise price of $4.53 per share.

(4)	Consists of (i) $11,550 in 401k contributions and (ii) $219,675 of FAS 123R stock compensation expense with respect to CoaLogix stock options granted in April 2008.
(5)
Appointed President and CEO of CoaLogix as of November 7, 2007 upon the acquisition of SCR-Tech by Acorn Energy.  The salary shown in the table was earned subsequent to the acquisition of SCR-Tech by Acorn on November 7, 2007.  His total salary for the full year was $215,000.

(6)	Consists of 401k contributions which were paid subsequent to the acquisition of SCR-Tech by Acorn on November 7, 2008. His full-year amount was $8,100.
(7)	Appointed Chief Executive Officer of DSIT and President of DSIT effective July 1, 2007.
(8)
Represents FAS 123R expense with respect to 25,000 stock options granted as of February 27, 2007 with an exercise price of $3.50 per share and 20,000 options granted as of December 31, 2004 with an exercise price of $0.91 per share.

(9)
Consists of contributions to severance and pension funds and automobile fringe benefits.  Contributions to severance and pension funds are made on substantially the same basis as those made on behalf of other Israeli executives.

Employment Arrangements

The employment arrangements of each named executive officer and certain other officers are described below.

John A. Moore became our President and Chief Executive Officer in March 2006.  In March, 2008, we entered into a three-year Employment Agreement with Mr. Moore. Under the terms of the Employment Agreement, Mr. Moore’s initial base salary is $325,000 per annum, retroactive to January 1, 2008, increasing to $350,000 per annum on the first anniversary of the Employment Agreement and increasing to $375,000 per annum on the second anniversary. Mr. Moore is eligible to receive an annual cash bonus of up to $200,000, based upon the attainment of agreed upon personal and company performance goals and milestones for the preceding fiscal year, as determined by the Board. Under the Employment Agreement, Mr. Moore is also entitled to (i) the employee benefits generally made available to the registrant’s executive officers, (ii) short-term and long-term disability insurance for the benefit of Mr. Moore, and (iii) a monthly automobile expense allowance of $1,000.  Under the Employment Agreement, Mr. Moore was also granted non-qualified stock options to purchase 200,000 shares of common stock at an exercise price of $5.11 per share. The options vest in equal quarterly installments over a four-year period, commencing 90 days from the date of grant and expire in March 2018. In February 2009, in lieu of a bonus for 2008, Mr. Moore was awarded 75,000 stock options exercisable until February 20, 2014 at an exercise price of $2.51 per share, exercisable immediately as to one-fourth of the options, with the remainder to vest in equal installments on June 30, September 30 and December 31, 2009.

William J. McMahon has served as Chief Executive Officer and President of CoaLogix since the Company’s acquisition of SCR-Tech and its related companies on November 7, 2007.  Mr. McMahon employment terms are based on employment agreement signed effective January 1, 2007 between Mr. McMahon and SCR-Tech’s former parent company.  The employment agreement was subsequently assumed and modified on November 7, 2007 in conjunction with the Company’s acquisition of SCR-Tech.  Mr. McMahon’s employment agreement calls for base salary of $215,000 per year with cost of living increases (a base salary of $223,596 in 2008). In April 2008, Mr. McMahon also received options under the CoaLogix Inc. 2008 Stock Option Plan and a participation in the CoaLogix Capital Appreciation Rights Plan. Mr. McMahon is eligible to receive an annual bonus with a target payment equal to 50% of his base salary based upon criteria developed by the board of directors of CoaLogix. The actual bonus payout may be more or less than the target level base upon achievement of annual goals approved by its board of directors.  Mr. McMahon’s bous for 2008 was $171,160.

Benny Sela has served as President and Chief Executive Officer of DSIT beginning July 1, 2007.  In December 2007, the Board of DSIT approved new employment terms for Mr. Sela retroactive to July 1, 2007.  Mr. Sela’s current employment agreement provides for a base salary which is denominated in Israeli Consumer Price Index (“CPI”) linked NIS, currently equivalent to approximately $168,000 per annum.  In addition to his base salary, Mr. Sela is also entitled to receive a bonus payment equal to 5% of DSIT’s net profit before tax.  Mr. Sela’s bonus for 2008 was $20,500.

Ray Simonson has served as Chief Executive Officer of Coreworx since the Company’s acquisition of Coreworx on August 13, 2008.  Mr. Simonson’s employment terms are based on employment agreement signed effective April 1, 2005 between Mr. Simonson and Coreworx.  Mr. Simonson’s employment agreement provides for a base salary which is denominated in Canadian dollars, currently equivalent to approximately $185,000 per annum.  Mr. Simonson is eligible to receive an annual bonus with a target payment equal to 50% of his base salary based upon criteria developed by the board of directors of Coreworx.

Michael Barth has served as Chief Financial Officer of the Company and Chief Financial Officer of DSIT beginning December 1, 2005.  In September 2008, the Board approved modified terms of the employment arrangement with Mr. Barth. According to the terms of the modified employment arrangement, Mr. Barth is entitled to a salary increase from $100,000 to $150,000 per annum. One half of Mr. Barth’s salary is fixed in NIS at the November 1, 2007 exchange rate and linked to the Israel CPI and adjusted semi-annually. The Board also approved the payment of a cash bonus to Mr. Barth (equal to the difference between his prior salary of $100,000 per annum and new salary for the period from November 1, 2007 through the effective date of the modification).

In February 2009, in lieu of a bonus for 2008, Mr. Barth was awarded 35,000 stock options exercisable until February 20, 2014 at an exercise price of $2.51 per share, exercisable immediately as to one-fourth of the options, with the remainder to vest in equal installments on June 30, September 30 and December 31, 2009.

Joe B. Cogdell, Jr. became Vice President, General Counsel and Secretary of each of the Company and CoaLogix commencing January 2, 2009.  Mr. Cogdell’s initial base salary is $300,000 per annum.  He is eligible to receive an annual bonus of up to 30% of his base salary, based upon the attainment of performance goals.  The agreement has no fixed term, and the employment is on an “at-will” basis.

Under the employment agreement, in January 2009 Mr. Cogdell was awarded 120,000 options to purchase Acorn common stock at an exercise price of $1.61 per share, vesting as to 30,000 on the first anniversary of the date of grant and as to the remainder in equal quarterly installments over a three year period following the first anniversary of the date of grant, exercisable through January 5, 2019.  Under the employment agreement, Mr. Cogdell will also have the right to participate in any future financing of CoaLogix at the same level and priority as Acorn.  Mr. Cogdell also received options under the CoaLogix Inc. 2008 Stock Option Plan and a participation in the CoaLogix Capital Appreciation Rights Plan. Mr. Cogdell is also entitled to the employee benefits generally made available to other senior executives, officer’s liability and legal malpractice insurance, as well as bar and legal association dues and continuing legal education programs.  Under the employment agreement, Mr. Cogdell is subject to non-solicitation and non-compete covenants, which continue for 18 months after termination of his employment.

Acorn and CoaLogix have entered into an agreement regarding certain aspects of their joint employment of Mr. Cogdell including allocation of the costs of employment, bonus determinations, termination and severance issues and indemnities. Mr. Cogdell’s compensation is anticipated to be initially apportioned 50/50 between Acorn and CoaLogix, subject to periodic review.

Outstanding Equity Awards at 2008 Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
John A. Moore	400,000	—		2.60	March 31, 2011
	60,000	—		4.53	March 31, 2011
	37,500	162,500	(1)	5.11	March 4, 2018

Benny Sela	20,000	—		1.80	March 31, 2009
	20,000	—		0.91	December 31, 2009
–––––––––––––––––––
(1)	These options vest 12,500 options quarterly from March 4, 2009 through March 4, 2012.

Estimated Payments and Benefits Upon Termination or Change in Control

The amount of compensation and benefits payable to each named executive officer and certain other officers in various termination situations is described in the tables below.

John A. Moore

Under the terms of the employment agreement with Mr. Moore, our President and Chief Executive Officer, upon termination by the Company for cause (as defined in the agreement) and upon termination by Mr. Moore without good reason (as defined in the agreement), all compensation due to Mr. Moore under his agreement would cease, except that Mr. Moore would receive all accrued but unpaid base salary up to the date of termination, and reimbursement of all previously unreimbursed expenses.  All vested and unexercised options granted by the Company as of the date of termination would be exercisable in accordance with the terms of the applicable stock option plan and agreements, provided that Mr. Moore would have only three months to exercise such previously vested options.  All options that had not vested as of the date of termination would expire.

In the event that within three months prior to or one year following a change of control (as defined in the agreement), either (i) the Company terminates the employment of Mr. Moore, other than for cause, or (ii) Mr. Moore terminates for good reason, Mr. Moore would receive the following (except to the extent that any payment would constitute an “excess parachute payment” under the IRS Code): (i) an amount equal to (A) 24 months of then-current base salary and (B) two times his most recent annual bonus; (ii) reimbursement of all previously unreimbursed expenses; (iii) the full vesting of any and all stock options granted to Mr. Moore by the Company prior to such termination, and extended exercisability thereof until their respective expiration dates; and (iv) the continuation of all medical and dental benefits at the Company’s sole expense for a period of one year after termination.

In the event that (i) the Company terminates the employment of Mr. Moore (including a non-renewal of his agreement at the end of the three-year term provided therein, but not including non-renewal following any subsequent renewal of the term), other than upon a change of control, death, disability or for cause, or (ii) Mr. Moore terminates for good reason, other than in connection with a change of control, Mr. Moore shall receive the following (except to the extent that any payment would constitute an “excess parachute payment” under the IRS Code): (i) an amount equal to (A) 12 months of then-current base salary and (B) his most recent annual bonus; (ii) reimbursement of all previously unreimbursed expenses; (iii) accelerated vesting of all unvested options that otherwise would have vested within 24 months of the date of termination, with such accelerated options and all other vested and unexercised options granted by the Company as of the date of termination to be exercisable for a period of one year from the date of termination of employment in accordance with the terms of the applicable stock option plan and agreements; and (iv) the continuation of all medical and dental benefits at the Company’s sole expense for a period of one year after termination.

In the event of any change of control, all stock options granted to Mr. Moore prior to such change of control vest and remain exercisable until their respective expiration dates.

The term of Mr. Moore’s agreement would end immediately upon his death, or upon termination by the Company for cause or disability (as defined in the agreement) or by Mr. Moore for good reason.  Upon termination due to Mr. Moore’s death, all compensation due Mr. Moore under his agreement would cease.

The following table describes the potential payments and benefits upon termination of employment for Mr. Moore, as if his employment terminated as of December 31, 2008, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control		Death or disability
Compensation:
Base salary	—	(1)	$325,000	(2)	$650,000	(5)	—
Bonus	—		—	(3)	—	(3)	—
Benefits and perquisites:
Perquisites and other personal benefits	—		6,088	(4)	6,088	(4)	—
Total	—		$331,088		$656,088		—
––––––––––––––––––
(1)	Assumes that there is no earned but unpaid base salary at the time of termination.
(2)	The $325,000 represents 12 months of Mr. Moore’s base salary.
(3)	No amounts are included for target bonus as there was no bonus for 2008.
(4)	The $6,088 represents 12 months of health insurance payments.
(5)	The $650,000 represents 24 months of Mr. Moore’s base salary.

William J. McMahon

Under the terms of the employment agreement with Mr. McMahon, the President and Chief Executive Officer of our CoaLogix subsidiary, as modified by the Modification Agreement signed with Mr. McMahon upon acquisition of SCR-Tech by the Company, in the event of his involuntarily termination (as defined in the agreement) other than for cause (as defined in the agreement), Mr. McMahon would be entitled to receive a lump sum cash payment in an amount equal to two hundred percent (200%) of his annual compensation (as defined in the agreement).  He would also receive 100% company-paid health, dental and life insurance coverage at the same level of coverage as was provided to him and his dependents immediately prior to the termination for up to a maximum of two years from the date of his termination.

If Mr. McMahon’s employment terminates by reason of his voluntary resignation (and is not an involuntary termination), or if he is terminated for cause, then he would not be entitled to receive severance or other benefits under his employment agreement.

If the Company terminates Mr. McMahon’s employment as a result of his disability (as defined in the agreement), or his employment is terminated due to his death, then he would not be entitled to receive severance or other benefits under his employment agreement.

The following table describes the potential payments and benefits upon termination of employment for Mr. McMahon, as if his employment terminated as of December 31, 2008, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control		Death or disability
Compensation:
Base salary	—	(1)	$447,192	(2)	$447,192	(4)	—
Bonus	—		223,596	(3)	223,596	(6)	—
Benefits and perquisites:
Perquisites and other personal benefits	—		14,760	(4)	36,600	(7)	—
Total	—		$685,548		$707,388		—

–––––––––––––––––––
(1)	Assumes that there is no earned but unpaid base salary at the time of termination.
(2)	The $447,192 represents 200% of Mr. McMahon’s base salary
(3)	Represents 200% of Mr. McMahon’s target bonus.
(4)	Represents 12 months of subsidized health and dental insurance payments
(5)	Represents 200% of Mr. McMahon’s base salary.
(6)	Represents 200% of Mr. McMahon’s target bonus.
(7)	Represents 24 months of subsidized health, dental and life insurance payments.

Benny Sela

Under the terms of the employment agreement with Mr. Sela, the President and Chief Executive Officer of our DSIT subsidiary, we are obligated to make certain payments to fund in part our severance obligations to him.  We are required to pay Mr. Sela an amount equal to 150% of his last month’s salary multiplied by the number of years (including partial years) that Mr. Sela has worked for us.  This severance obligation will be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to Mr. Sela’s employment agreement.  As of December 31, 2008, the unfunded portion of these payments was $138,093.  Mr. Sela would also receive a lump sum payment equal to six months base salary in the event of a voluntary resignation, and a lump sum payment equal to nine months salary in the event of termination not for cause.

The following table describes the potential payments and benefits upon termination of employment for Mr. Sela, as if his employment terminated as of December 31, 2008, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control	Death or disability
Compensation:
Base salary	$84,000	(1)	$126,000	(2)	—	$126,000	(2)
Benefits and perquisites:
Perquisites and other personal benefits	$381,360	(3)	$393,390	(4)	—	$393,390	(4)
Total	$465,360		$519,390		—	$519,390

–––––––––––––––––––
(1)	Assumes that there is no earned but unpaid base salary at the time of termination. The $84,000 represents a lump sum payment of six months salary due to Mr. Sela.
(2)	Assumes that there is no earned but unpaid base salary at the time of termination. The $126,000 represents a lump sum payment of nine months salary due to Mr. Sela.
(3)
Includes $417,433 of severance pay based in accordance with Israeli labor law calculated based on his last month’s salary multiplied by the number of years (including partial years) that Mr. Sela worked for us multiplied by 150% in accordance with his contract.  Of the $417,433 due Mr. Sela, we have funded $279,350 in an insurance fund.  Also includes accumulated, but unpaid vacation days ($17,857), car benefits ($6,000) and payments for pension and education funds ($18,060) less $78,000 of benefits waived in support of DSIT’s operations in 2007.

(4)
Includes $417,443 of severance pay based in accordance with Israeli labor law calculated based on his last month’s salary multiplied by the number of years (including partial years) that Mr. Sela worked for us multiplied by 150% in accordance with his contract.  Of the $417,443 due Mr. Sela, we have funded $279,350 in an insurance fund.  Also includes accumulated, but unpaid vacation days ($17,857), car benefits ($9,000) and payments for pension and education funds ($27,090) less $78,000 of benefits waived by Mr. Sela in support of DSIT’s operations in 2007.

Ray Simonson

Under the terms of the employment agreement with Mr. Simonson, the Chief Executive Officer of our Coreworx subsidiary, in the event that he is terminated without cause and not in connection with a change of control (as defined in the agreement), he would receive severance pay equal to (i) six months of his base salary plus (ii) one additional month of his base salary for each full or partial year served after September 1, 2005 through the date of termination, with such payments to be made on a salary continuance basis for the period covered, during which time his benefits under the agreement would also continue.

In the event that he is terminated without cause and in connection with a change of control, Mr. Simonson would be entitled to the severance payments described above as well as an additional lump sum payment in an amount equal to (i) three (3) months of his base salary plus (ii) one (1) additional month of his base salary for each full or partial year served after September 1, 2005 through the date of termination, up to a maximum of twelve (12) months of base salary.  All of his unvested options would immediately vest, and would be exercisable until the earlier of their original expiration dates or the first anniversary of the date termination.

If Mr. Simonson’s title, role in the Company, responsibilities or line of reporting were to be materially altered by the Company, he would be entitled to treat his employment as having been terminated without cause and would be entitled to receive the severance payments described above.

If he is terminated for just cause (as defined in the agreement), Mr. Simonson would not be due any severance compensation.

The following table describes the potential payments and benefits upon termination of employment for Mr. Simonson, as if his employment terminated as of December 31, 2008, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control		Death or disability
Compensation:
Base salary	—	(1)	$171,042	(3)	$171,042	(3)	—
Bonus	—		—		119,730	(4)	—
Benefits and perquisites:
Perquisites and other personal benefits	15,394	(2)	15,394	(2)	15,394	(2)	—
Total	$15,394		$186,436		$306,166		—
–––––––––––––––––––
(1)	Assumes that there is no earned but unpaid base salary at the time of termination.
(2)	Represents unpaid vacation pay.
(3)	Represents ten months of Mr. Simonson’s base salary.
(4)	Represents a lump-sum payment of seven months of Mr. Simonson’s base salary.

Michael Barth

Under the terms of the employment arrangement with Mr. Barth, our Chief Financial Officer, we are obligated to make certain payments to fund in part our severance obligations to him.  We would be required to pay Mr. Barth an amount equal to 120% of his last month’s salary multiplied by the number of years (including partial years) that Mr. Barth worked for us.  This severance obligation, which is customary for executives of Israeli companies, would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to Mr. Barth’s employment arrangement.  In addition, the arrangement with Mr. Barth provides for an additional payment equal to six times his last month’s total compensation, payable at the end of his employment with us.  As of December 31, 2008, the unfunded portion of these payments was $90,757.

The following table describes the potential payments and benefits upon termination of employment for Mr. Barth, as if his employment terminated as of December 31, 2008, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control	Death or disability
Compensation:
Base salary	$25,000	(1)	$75,000	(2)	—	$75,000	(2)
Benefits and perquisites:
Perquisites and other personal benefits	$30,489	(3)	$135,994	(4)	—	$135,994	(4)
Total	$50,489		$210,994		—	$210,994

–––––––––––––––––––
(1)	Assumes that there is no earned but unpaid base salary at the time of termination. The $25,000 represents a lump sum payment of two months salary due to Mr. Barth.
(2)
Assumes that there is no earned but unpaid base salary at the time of termination.  The $75,000 represents a lump sum payment of 6 months salary due to Mr. Barth upon termination without cause or by death or disability.

(3)
Includes $52,094 of severance pay based on the amounts funded in for Mr. Barth’s severance in accordance with Israeli labor law.  Also includes accumulated, but unpaid vacation days ($19,018), car benefits ($2,000) and payments for pension and education funds ($5,375) less $48,000 of benefits waived in support of DSIT’s operations in 2007.

(4)
Includes $142,851 of severance pay based in accordance with Israeli labor law calculated based on his last month’s salary multiplied by the number of years (including partial years) that Mr..  Barth worked for us multiplied by 120% in accordance with his contract.  Of the $142,851 due Mr. .Barth, we have funded $52,094 in an insurance fund.  Also includes accumulated, but unpaid vacation days ($19,018), car benefits ($6,000) and payments for pension and education funds ($16,125) less $48,000 of benefits waived in support of DSIT’s operations in 2007.

Joe B. Cogdell, Jr.

Under the terms of the employment agreement with Mr. Cogdell, Vice President, General Counsel and Secretary of each of the Company and CoaLogix, if he were to be terminated as a result of an involuntary termination without cause (each as defined in the agreement), Mr. Cogdell would be entitled to receive, as severance, (i) an amount in cash equal to twice his annual compensation (determined by reference to base salary and bonus) (the “Cash Severance Amount”) payable over 24 months and (ii) for up to 18 months post-termination, CoaLogix-subsidized COBRA premiums for continuing participation by Mr. Cogdell and his eligible dependents in the companies’ group health plans such that Mr. Cogdell is required to pay no more than an active employee.  If, however, any such termination were to occur in connection with a change of control (as defined in the agreement), the Cash Severance Amount would be payable in one lump sum and the employee benefits obligation would be increased such that CoaLogix would be fully responsible for the cost thereof and the benefits would be broadened to include health, dental and life insurance coverage to the extent Mr. Cogdell and his eligible dependents participated in the same prior to the change of control.  Mr. Cogdell would not be entitled to severance under the employment agreement in the event that his employment is terminated for cause or due to voluntary resignation, death or disability (as defined in the agreement).

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control		Death or disability
Compensation:
Base salary	—	(1)	$600,000	(2)	$600,000	(2)	—
Bonus	—		$180,000	(3)	$180,000	(3)	—
Benefits and perquisites:
Perquisites and other personal benefits	—		22,145	(4)	27,453	(4)	—
Total	—		$802,145		$807,453		—

(1)	Assumes that there is no earned but unpaid base salary at the time of termination.
(2)	Represents 200% of Mr. Cogdell’s annual compensation.
(3)	Represents 200% of Mr. Cogdell’s targeted bonus.
(4)	Represents 18 months of subsidized health and dental insurance payments.
(5)	Represents 18 months of health, dental and life insurance payments.

DIRECTOR COMPENSATION IN 2008

Name	Fees Earned or Paid in Cash ($)		Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Scott Ungerer	45,000		37,462	—		82,462
Joe Musanti	58,000	(2)	36,105	—		94,105
George Morgenstern	49,000		22,630	75,000	(3)	146,630
Samuel M. Zentman	49,000		36,932	8,000	(4)	93,932
Richard J. Giacco	58,000	(5)	37,557	—		95,557
Richard Rimer	48,000		35,972	—		83,972

–––––––––––––––––––
(1)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with FAS 123(R), and thus includes amounts from awards granted in and prior to 2008.  All options awarded to directors in 2008 remained outstanding at fiscal year-end.

(2)	Includes$10,000 for Mr. Musanti’s service as the Chairman of the Audit Committee.
(3)	Mr. Morgenstern received a non-accountable expense allowance of $75,000 to cover travel and other expenses pursuant to a consulting agreement.
(4)	Mr. Zentman received $8,000 for services rendered with respect to his overseeing the Company’s investment in Local Power Inc.
(5)	Includes $10,000 for Mr. Giacco’s service as the lead director for compensation matters.

Compensation of Directors

In October 2007, we agreed that each of our non-employee directors would be paid an annual cash retainer of $40,000 payable quarterly in advance, as well as meeting fees for Board and Committee meetings of $1,000 per meeting, and an additional annual cash retainer of $10,000 for each of the Chairman of the Audit Committee and the lead director for compensation matters.

Our 2006 Stock Option Plan for Non-Employee Directors, which was adopted in February 2007 and amended and restated in November 2008, provides for formula grants to non-employee directors equal to an option to purchase (i) 25,000 shares of our Common Stock upon a member’s initial appointment or election to the Board of Directors and (ii) 10,000 shares of our Common Stock to each director, other than newly appointed or elected directors, immediately following each annual meeting of stockholders.  The initial grant to purchase 25,000 shares of our Common Stock vests one-third per year for each of the three years following the date of appointment or election and the annual grant to purchase 10,000 shares vests one year from the date of grant.  Both options shall be granted at an exercise price equal to the closing price on NASDAQ on the day preceding the date of grant and shall be exercisable until the earlier of (a) seven years from the date of grant or (b) 18 months from the date that the director ceases to be a director, officer, employee, or consultant.  The plan also provides for non-formula grants at the Board’s discretion.  The maximum number of shares of our Common Stock to be issued under the plan is 400,000.  The Plan is administered by the Board of Directors.

Consulting Agreement with Mr. Morgenstern

Mr. Morgenstern, our Chairman Emeritus, has been retained as a consultant by our Company since March 2006 primarily to provide oversight of our Israeli activities.  Mr. Morgenstern’s consulting agreement, as amended to date, was to expire on March 31, 2009, but was extended on March 25, 2009 and now expires on March 31, 2011, provides for the payment of an annual consulting fee of $1.00 and a non-accountable expense allowance of $75,000 per year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and the notes thereto set forth information, as of March 26, 2009 (except as otherwise set forth herein), concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of Common Stock by (i) each director of the Company, (ii) each executive officer (iii) all executive officers and directors as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of Common Stock.

Name and Address of Beneficial Owner (1) (2)	Number of Shares of Common Stock Beneficially Owned (2)		Percentage of Common Stock Outstanding (2)
George Morgenstern	498,861	(3)	4.1%
John A. Moore	964,661	(4)	8.0%
Richard J. Giacco	32,666	(5)	*
Joseph Musanti	8,333	(6)	*
Richard Rimer	111,666	(7)	*
Samuel M. Zentman	87,990	(8)	*
Michael Barth	87,684	(9)	*
Joe B. Cogdell, Jr.	0		—
William J. McMahon	10,500	(10)	*
Benny Sela	40,000	(6)	*
Ray Simonson	15,990	(10)	*
All executive officers and directors of the Company as a group (12 people)	1,889,877	(11)	14.8%
Austin W. Marxe and David M. Greenhouse	868,720	(12)	7.6%
––––––––––––––––––––
* Less than 1%

(1)	Unless otherwise indicated, the address for each of the beneficial owners listed in the table is in care of the Company, 4 West Rockland Road, Montchanin, Delaware 19710.
(2)
Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated.  For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date which such person has the right to acquire within 60 days after such date.  Percentage information is based on the 11,467,589 shares outstanding as of March 26, 2009.

(3)	Consists of 51,922 shares, 397,500 shares underlying currently exercisable options, and 49,439 shares owned by Mr. Morgenstern’s wife.
(4)	Consists of 435,911 shares and 528,750 shares underlying currently exercisable options.
(5)	Consists of 6,000 shares and 26,666 shares underlying currently exercisable options.
(6)	Consists solely of shares underlying currently exercisable options.
(7)	Consists of 35,000 shares and 76,666 shares underlying currently exercisable options.
(8)	Consists of 20,000 shares, 1,324 shares underlying currently exercisable warrants and 66,666 shares underlying currently exercisable options.
(9)	Consists of 6,289 shares, 1,645 shares underlying currently exercisable warrants and 79,750 shares underlying currently exercisable options.
(10)	Consists solely of shares.
(11)	Consists of 624,244 shares, 2,969 shares underlying currently exercisable warrants and 1,262,664 shares underlying currently exercisable options.
(12)
The information presented with respect to these beneficial owners is based on a Schedule 13G filed with the SEC on February 13, 2009.  Austin W. Marxe and David M. Greenhouse share sole voting and investment power over 179,484 shares of Common Stock owned by Special Situations Cayman Fund, L.P and 689,236 shares of Common Stock owned by Special Situations Fund III QP, L.P.  The business address for Austin W. Marxe and David M. Greenhouse is 527 Madison Avenue, Suite 2600, New York, NY 10022.

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity Compensation Plans Approved by Security Holders	67,500	$2.09	612,500

Equity Compensation Plans Not Approved by Security Holders	1,809,000	$3.31	—

Total	1,876,500	$3.27	612,500

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

During 2008, we paid approximately $780,000 for legal services rendered and reimbursement of out-of-pocket expenses to Eilenberg Krause & Paul LLP, a law firm in which Sheldon Krause, a former director and our Secretary and General Counsel, is a member.  Such fees related to services rendered by Mr. Krause and other members and employees of his firm, as well as certain special and local counsel retained and supervised by his firm who performed services on our behalf.  Mr. Krause is the son-in-law of George Morgenstern, our Chairman of the Board, who up until March 2006, also served as our President and Chief Executive Officer.

In August 2006, as part of our initial investment in Paketeria, we also entered into a Stock Purchase Agreement with two shareholders of Paketeria—one of whom is our President and Chief Executive Officer and the other is one of our directors.  Pursuant to that agreement, we were entitled through August 2007 to purchase the shares of Paketeria equally held by the two Paketeria shareholders for an aggregate purchase price of the U.S. dollar equivalent on the date of purchase of €598,000 (approximately $776,000 at the then exchange rate), payable in our Common Stock and warrants on the same terms as our July 2006 private placement.  The option was initially extended by both shareholders to November 5, 2007 and again by our President and Chief Executive Officer for his share (€299,000 or approximately $416,000 at December 31, 2008 exchange rates) to March 31, 2009.  At the December 31, 2008 exchange rate, the exercise of the option would result in the issuance of approximately 157,000 shares of our Common Stock and warrants exercisable for approximately 39,000 shares of Common Stock.  The warrants would have an exercise price of $2.78 per share and be exercisable for five years from their grant date.

For additional information regarding our Stockholders’ Agreement with CoaLogix and EnerTech, see Note 8 to our Consolidated Financial Statements.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accounting Fees

Aggregate fees billed by our principal accountant during the last two fiscal years are as follows:

	2007	2008
Audit Fees	$237,000	$323,000
Audit- Related Fees	—	14,000
Tax Fees	8,000	24,000
Other Fees	25,000	27,000
Total	$270,000	$388,000

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, statutory and subsidiary audits, assistance with review of documents filed with the SEC, consents, and other assistance required to be performed by our independent accountants.

Audit-Related Fees were for the analysis of the opening balance sheet of Coreworx.

Tax Fees were for tax planning strategies and tax audit related work performed by our independent accountants.

Other Fees were for services related to reviewing registration statements, filings related to pro-forma statements and due diligence procedures.

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor.  The Audit Committee was in compliance with the requirements of the Sarbanes-Oxley Act of 2002 regarding the pre-approval of all audit and non-audit services and fees by the mandated effective date of May 6, 2003.  The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2008 and 2007.

PART IV

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements of the Registrant

The consolidated financial statements of the Registrant and the report thereon of the Registrant’s Independent Registered Public Accounting Firm are included in this Annual Report beginning on page F-1.

Report of Kesselman & Kesselman
Consolidated Balance Sheets as of December 31, 2007 and 2008
Consolidated Statements of Operations for the years ended December 31, 2006, 2007 and 2008
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficiency) for the years ended December 31, 2006, 2007 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2007 and 2008
Notes to Consolidated Financial Statements

(a)(2) List of Financial Statement Schedules

Financial Statement Schedules:

The financial statement schedule of the Registrant and the report thereon of the Registrant’s Independent Registered Public Accounting Firm are included in this Annual Report beginning on page F-1.

Schedule II – Valuation and Qualifying Accounts

(a)(3) List of Exhibits

No.
3.1
Certificate of Incorporation of the Registrant, with amendments thereto (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S 1 (File No. 33 70482) (the “1993 Registration Statement”)).

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

3.4	By laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S 1 (File No. 33 44027) (the “1992 Registration Statement”)).
3.5	Amendments to the By laws of the Registrant adopted December 27, 1994 (incorporated herein by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8 K dated January 10, 1995).
4.1	Specimen certificate for the Common Stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).
4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
4.3	Form of Convertible Debenture (incorporated herein by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
4.4	Form of Warrant (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
4.5	Form of Agent Warrant (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

No.

10.1	1991 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the 1992 Registration Statement).*
10.2	1994 Stock Incentive Plan, as amended. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004(the “2004 10-K”)).*
10.3	1994 Stock Option Plan for Outside Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1995 (the “1995 10 K”)).*
10.4	1995 Stock Option Plan for Non-management Employees, as amended (incorporated herein by reference to Exhibit 10.6 to the 2004 10-K).*
10.5
Voting Agreement, dated as of April 7, 2003, by and among Comverge (“Comverge”), the Registrant and the other investors named therein (incorporated herein by reference to Exhibit 10.32 to the 2002 10-K).

10.6
Second Amended and Restated Co-Sale And First Refusal Agreement dated as of October 26, 2004, by and among Comverge, Inc., the Registrant and other persons party thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.7
Form of Stock Option Agreement to employees under the 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).

10.8	Form of Stock Option Agreement under the 1994 Stock Option Plan for Outside Directors (incorporated herein by reference to Exhibit 10.36 of the 2004 10-K).
10.9	Form of Stock Option Agreement under the 1995 Stock Option Plan for Nonmanagement Employees (incorporated herein by reference to Exhibit 10.37 of the 2004 10-K).
10.10	Stock Option Agreement dated as of December 30, 2004 by and between George Morgenstern and the Registrant (incorporated herein by reference to Exhibit 10.38 of the 2004 10-K).*
10.11	Stock Option Agreement dated as of December 30, 2004 by and between Sheldon Krause and the Registrant (incorporated herein by reference to Exhibit 10.35 of the 2004 10-K).*
10.12
Stock Purchase Agreement dated as of March 9, 2006 by and between Shlomie Morgenstern, Databit Inc., and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2006 (the “2006 8-K”)).

10.13
Amendment Agreement to Option Agreements and Restricted Stock Agreement dated as of March 9, 2006 by and between George Morgenstern and Data System’s & Software Inc. (incorporated herein by reference to Exhibit D to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2006 (the “2006 8-K”)).*

10.14	Consulting Agreement dated as of March 9, 2006 by and between George Morgenstern and the Registrant (incorporated by reference to Exhibit E to Exhibit 10.1 to the 2006 8-K).*
10.15	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.16
Placement Agent Agreement between First Montauk Securities Corp. and the Registrant dated June 12, 2006 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.17	Form of Common Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2006 (the “August 2006 8-K”)).
10.18	Form of Note Purchase Agreement with Form of Convertible Promissory Note attached (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K).
10.19	Form of Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K).
10.20	Form of Investors’ Rights Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K).
10.21	Form of Non-Plan Option Agreement (incorporated herein by reference to Exhibit 10.5 to the August 2006 8-K).*

No.

10.22	Acorn Factor, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2007).*
10.23	Acorn Factor, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 6, 2007).*
10.24	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.25
Placement Agent Agreement between First Montauk Securities Corp. and the Registrant dated March 8, 2007 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.26
Promissory Note of Acorn Factor, Inc. in favor of John A. Moore, dated December 31, 2006 (incorporated herein by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.27
Amended and Restated Registration Rights Agreement between Acorn Factor, Inc. and Comverge, Inc., dated October 16, 2007(incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.28	Form of Lock-Up Agreement with Comverge, Inc. (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10.29
Loan Agreement by and between Acorn Factor, Inc. and Citigroup Global Markets, Inc., dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 14, 2007).

10.30
Stock Purchase Agreement by and among Acorn Factor, Inc., CoaLogix Inc., Catalytica Energy Systems, Inc., and with respect to Article 11 only, Renegy Holdings, Inc., dated as of November 7, 2007 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 14, 2007).

10.31
Employment Agreement between and among William J. McMahon III, Catalytica Energy Systems, Inc., SCR-Tech LLC and CESI-SCR, Inc., effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.1 to the Catalytica Energy Systems, Inc. Current Report on Form 8-K filed January 10, 2007).*

10.32
Modification Agreement by and among William J. McMahon III, SCR-Tech, LLC, CESI-SCR, Inc., CoaLogix Inc. and Acorn Factor, Inc., dated as of November 7, 2007(incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).*

10.33
Lease Agreement dated December 16, 2002 and First Amendment to Lease Agreement dated February 18, 2004 (incorporated herein by reference to Exhibit 10.46 to the Catalytica Energy Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2003).

10.34
Second Amendment to Lease Agreement dated December 29, 2006 (incorporated herein by reference to Exhibit 10.74 to the Catalytica Energy Systems, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.35
Employment Agreement, dated as of March 4, 2008, by and between Acorn Energy, Inc. and John A. Moore (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.36
Common Stock Purchase Agreement, dated as of February 29, 2008, by and between Acorn Energy, Inc. and EnerTech Capital Partners III L.P. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.37
Stockholders’ Agreement, dated as of February 29, 2008, by and among CoaLogix, Inc., Acorn Energy, Inc. and the other stockholders named therein (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.38	CoaLogix Inc. 2008 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

No.
10.39
Stock Option Agreement with William J. McMahon under the CoaLogix Inc. 2008 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.40
CoaLogix Inc. and Subsidiaries Capital Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.41
Participation Agreement with William J. McMahon under the CoaLogix Inc. and Subsidiaries Capital Appreciation Rights Plan. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.42
Acorn Energy, Inc. 2006 Stock Incentive Plan (as amended and restated effective November 3, 2008) (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 8, 2008)*

10.43
Acorn Energy, Inc. 2006 Stock Option Plan For Non-Employee Directors (as amended and restated effective November 3, 2008) (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 8, 2008)*

10.44
Securities Purchase Agreement dated as of August 13, 2008, by and among Coreworx Inc., the debenture holders of Coreworx, the shareholders of Coreworx and Acorn Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A filed October 28, 2008).

10.45	Form of Repayment Note issued to Coreworx debenture holders (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A filed October 28, 2008)
10.46	CoaLogix Inc. 2008 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).*
10.47
Forms of Option Agreements under the CoaLogix 2008 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).*

10.48
CoaLogix Inc. and Subsidiaries Capital Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).*

10.49
Form of Participation Agreement under the CoaLogix Inc. and Subsidiaries Capital Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).*

10.50
Employment Agreement among the Registrant, CoaLogix and Joe B. Cogdell, Jr. dated September 15, 2008 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).*

10.51
Letter Agreement between the Registrant and CoaLogix dated September 15, 2008 related to the employment of Joe B. Cogdell, Jr. (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).*

#10.52	Form of Option Agreement between the Registrant and John A. Moore dated March 4, 2008.*
#10.53	Form of Option Agreement between the Registrant and Joe B. Cogdell, Jr. dated January 5, 2009.*
14.1	Code of Business Conduct and Ethics of the Registrant (incorporated herein by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K filed November 2, 2007).
#21.1	List of subsidiaries.
#23.1	Consent of Kesselman & Kesselman CPA.
#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
––––––––––––––––––––
*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.
#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Montchanin, State of Delaware, on March 30, 2009.

ACORN ENERGY, INC.

/s/ John A. Moore
By:	John A. Moore
Chairman of the Board; President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Moore
John A. Moore	Chairman of the Board; President; Chief Executive Officer; and Director	March 30, 2009

/s/ George Morgenstern
George Morgenstern	Director	March 30, 2009

/s/ Michael Barth	Chief Financial Officer (Principal	March 30, 2009
Michael Barth	Financial Officer and Principal Accounting Officer)

/s/ Samuel M. Zentman	Director	March 30, 2009
Samuel M. Zentman

/s/ Richard J. Giacco	Director	March 30, 2009
Richard J. Giacco

/s/ Richard Rimer	Director	March 30, 2009
Richard Rimer

/s/ Joe Musanti	Director	March 30, 2009
Joe Musanti

ACORN ENERGY, INC.
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF ACORN ENERGY, INC.:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	F-2

Consolidated Statements of Operations for the years ended December 31, 2008, December 31, 2007 and December 31, 2006	F-3

Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficiency) for the years ended December 31, 2008, December 31, 2007 and December 31, 2006	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2008, December 31, 2007 and December 31, 2006	F-5

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Acorn Energy, Inc.

We have audited the consolidated balance sheets of Acorn Energy, Inc. (the “Company”) and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity (capital deficiency) and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s Board of Directors and management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2008 and 2007 and the results of their operations and of their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for certain tax positions in 2007.

March 30, 2009

/s/ Kesselman & Kesselman
Certified Public Accountants
A member of PricewaterhouseCoopers International Limited
Tel-Aviv, Israel

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$19,644	$15,142
Restricted deposit	—	2,157
Accounts receivable, net	1,775	4,524
Unbilled work-in-process	1,784	581
Inventory	119	1,148
Other current assets	1,391	2,080
Total current assets	24,713	25,632
Property and equipment, net	1,335	2,447
Available for sale - Investment in Comverge	55,538	2,462
Investment in Paketeria	1,439	—
Investment in GridSense	—	129
Other investments	668	1,117
Funds in respect of employee termination benefits	1,607	1,677
Restricted deposit	1,517	579
Other intangible assets, net	5,987	10,357
Goodwill	3,945	6,342
Other assets	218	313
Total assets	$96,967	$51,055

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term bank credit and current maturities of long-term debt	$761	$445
Notes payable	—	3,400
Convertible debt, net	4,237	—
Accounts payable	910	2,285
Accrued payroll, payroll taxes and social benefits	1,118	1,314
Other current liabilities	3,844	4,350
Total current liabilities	10,870	11,794
Long-term liabilities:
Liability for employee termination benefits	2,397	2,651
Long-term debt	12	—
Deferred income taxes	16,038	29
Other long-term liabilities	325	458
Total long-term liabilities	18,772	3,138
Minority interests	—	1,975
Commitments and contingencies (Note 19)
Shareholders’ equity:
Common stock - $0.01 par value per share:
Authorized – 20,000,000 shares; Issued – 11,134,795 and 12,454,528 shares at December 31, 2007 and 2008, respectively	111	124
Additional paid-in capital	49,306	54,735
Warrants	1,330	1,020
Accumulated deficit	(9,692)	(17,587)
Treasury stock, at cost – 777,371 and 841,286 shares at December 31, 2007 and 2008, respectively	(3,592)	(3,719)
Accumulated other comprehensive income (loss)	29,862	(425)
Total shareholders’ equity	67,325	34,148
Total liabilities and shareholders’ equity	$96,967	$51,055

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT NET INCOME (LOSS) PER SHARE DATA)

	Year ended December 31,
	2006	2007	2008
Sales:
Projects	$3,186	$4,061	$7,805
Catalytic regeneration services	—	797	10,099
Software license and services	—	—	2,330
Other	931	802	462
Total sales	4,117	5,660	20,696

Cost of sales:
Projects	2,022	2,891	5,244
Catalytic regeneration services	—	681	7,642
Software license and services	—	—	921
Other	741	676	356
Total cost of sales	2,763	4,248	14,163
Gross profit	1,354	1,412	6,533

Operating expenses:
Research and development expenses, net	324	415	1,169
Acquired in-process research and development	—	—	2,444
Selling, general and administrative expenses	4,618	5,278	11,667
Impairments	40	112	3,664
Total operating expenses	4,982	5,805	18,944
Operating loss	(3,628)	(4,393)	(12,411)
Gain on early redemption of convertible debentures	—	—	1,259
Finance expense, net	(30)	(1,585)	(3,031)
Gain on sale of shares in Comverge	—	23,124	8,861
Gain on public offering of Comverge	—	16,169	—
Gain (loss) on private placement of equity investments	—	(37)	7
Other income - settlement of a claim	330	—	—
Income (loss) before taxes on income	(3,328)	33,278	(5,315)
Income tax benefit (expense)	(183)	445	(342)
Income (loss) from operations of the Company and its consolidated subsidiaries	(3,511)	33,723	(5,657)
Share in losses of Paketeria	(424)	(1,206)	(1,560)
Share in losses of GridSense	—	—	(926)
Share in losses of Comverge	(210)	—	—
Minority interests	—	—	248
Net income (loss) from continuing operations	(4,145)	32,517	(7,895)
Loss on sale of discontinued operations and contract settlement, net of tax	(2,069)	—	—
Net income from discontinued operations, net of tax	78	—	—
Net income (loss)	$(6,136)	$32,517	$(7,895)

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$(0.48)	$3.30	$(0.69)
Discontinued operations	(0.23)	—	—
Net income (loss) per share	$(0.71)	$3.30	$(0.69)
Weighted average number of shares outstanding – basic	8,689	9,848	11,374
Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$(0.48)	$2.80	$(0.69)
Discontinued operations	(0.23)	—	—
Net income (loss) per share	$(0.71)	$2.80	$(0.69)
Weighted average number of shares outstanding –diluted	8,689	12,177	11,374

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
(IN THOUSANDS)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances as of December 31, 2005	8,937	$88	$39,975	$183	$(35,608)	$(3,791)	$(27)	$820
Net loss	—	—	—	—	(6,136)	—	—	(6,136)
Differences from translation of subsidiaries’ financial statements and investment in Paketeria	—	—	—	—	—	—	85	85
Comprehensive loss	—	—	—	—	—	—	—	(6,051)
Private placements of common stock and warrants, net of issuance costs of $715	1,216	12	1,810	705	—	—	—	2,527
Warrants issued with respect to financial advisory services	—	—	—	121	—	—	—	121
Cancellation of warrants	—	—	121	(121)	—	—	—	—
Exercise of options	123	2	244	—	(160)	199	—	285
Stock option and reclassification of stock-based deferred compensation	—	—	1,837	—	—	—	—	1,837
Balances as of December 31, 2006	10,276	102	43,987	888	(41,904)	(3,592)	58	(461)
Net income	—	—	—	—	32,517	—	—	32,517
FAS 115 adjustment on Comverge shares, net of deferred taxes	—	—	—	—	—	—	29,555	29,555
Differences from translation of subsidiaries’ financial statements and investment in Paketeria	—	—	—	—	—	—	249	249
Comprehensive income	—	—	—	—	—	—	—	62,321
Adjustment, as of January 1, 2007, resulting from first-time adoption of FIN 48 adjustment	—	—	—	—	(305)	—	—	(305)
Warrants issued to placement agent with respect to private placement of Debentures	—	—	—	213	—	—	—	213
Warrants issued with respect to private placement of Debentures	—	—	—	531	—	—	—	531
Beneficial conversion feature with respect to private placement of Debentures	—	—	2,570	—	—	—	—	2,570
Stock option compensation	—	—	894	—	—	—	—	894
Exercise of options and warrants	733	8	1,445	(302)	—	—	—	1,151
Conversion of Debentures	126	1	479	—	—	—	—	480
Transaction costs of previous private placements	—	—	(69)	—	—	—	—	(69)
Balances as of December 31, 2007	11,135	111	49,306	1,330	(9,692)	(3,592)	29,862	67,325
Net loss	—	—	—	—	(7,895)	—	—	(7, 895)
FAS 115 adjustment on Comverge shares, net of deferred taxes	—	—	—	—	—	—	(29,680)	(29,680)
Differences from translation of subsidiaries’ financial statements and equity investees	—	—	—	—	—	—	(607)	(607)
Comprehensive loss	—	—	—	—	—	—	—	(38,182)
Intrinsic value of beneficial conversion feature of convertible debentures at extinguishment	—	—	(1,259)	—	—	—	—	(1,259)
Conversion of Debentures	780	8	2,955	—	—	—	—	2,963
Shares issued in acquisition of Coreworx	288	3	1,230	—	—	—	—	1,233
Stock option compensation	—	—	731	—	—	—	—	731
Stock option compensation of subsidiaries	—	—	700	—	—	—	—	700
Exercise of options and warrants	252	2	1,072	(310)	—	—	—	764
Purchase of treasury shares	—	—	—	—	—	(127)	—	(127)
Balances as of December 31, 2008	12,455	$124	$54,735	$1,020	$(17,587)	$(3,719)	$(425)	$34,148

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	2006	2007	2008
Cash flows used in operating activities:

Net income (loss)	$(6,136)	$32,517	$(7,895)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A)	4,548	(35,100)	4,639
Net cash used in operating activities	(1,588)	(2,583)	(3,256)
Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	(149)	(228)	(1,716)
Purchase of additional shares in DSIT	—	(740)	—
Proceeds from the sale of Comverge shares	—	28,388	15,355
Proceeds from the sale of property and equipment	—	—	9
Restricted cash (under agreement to a related party)	1,350	—	—
Restricted deposit	247	(1,517)	(1,219)
Investment in Comverge	(210)	—	—
Investment in Paketeria	(1,338)	—	—
Loans to and costs of acquisition of note due from Paketeria	—	(1,189)	(2,551)
Investment in and loans to Local Power.	—	(268)	(250)
Investment in EnerTech	—	(400)	(750)
Investment in and loans to GridSense.	—	—	(1,889)
Loans to EES	—	—	(200)
Acquisition of license	—	—	(2,000)
Loans to Coreworx in contemplation of acquisition	—	—	(1,500)
Transaction costs in 2007 acquisition of SCR-Tech	—	—	(956)
Amounts funded for employee termination benefits	(671)	(343)	(100)
Utilization of employee termination benefits	544	304	30
Sale of Databit (see Schedule C)	(974)	—	—
Acquisition of SCR-Tech (see Schedule D)	—	(10,112)	—
Acquisition of Coreworx net of cash acquired (see Schedule E)	—	—	(2,490)
Net cash provided by (used in) investing activities	(1,201)	13,895	(227)
Cash flows provided by (used in) financing activities:
Proceeds from employee stock option and warrant exercises	285	1,151	764
Acquisition of treasury shares	—	—	(127)
Proceeds (expenses)from private placement of common stock and warrants, net of issuance costs	2,631	(137)	—
Proceeds from note payable to a related party	300	—	—
Repayment of note payable to a related party	—	(300)	—
Proceeds from loan for acquisition of SCR-Tech	—	14,000	—
Repayment of loan for acquisition of SCR-Tech	—	(14,000)	—
Issuance of shares to minority shareholders in consolidated subsidiary	—	—	2,226
Short-term bank credit, net	332	128	(149)
Proceeds from borrowings of long-term debt	—	276	—
Proceeds from convertible debentures with warrants net of transaction costs of $1,046	—	5,840	—
Redemption of convertible debentures	—	—	(3,443)
Repayments of long-term debt	(151)	(147)	(216)
Net cash provided by (used in) financing activities	3,397	6,811	(945)
Effect of exchange rate changes on cash and cash equivalents	—	—	(74)
Net increase (decrease) in cash and cash equivalents	608	18,123	(4,502)
Cash and cash equivalents at beginning of year	913	1,521	19,644
Cash and cash equivalents at end of year	$1,521	$19,644	$15,142
Supplemental cash flow information:
Cash paid during the year for:
Interest	$25	$547	$325
Income taxes	$19	$44	$867

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

		2006	2007	2008
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Depreciation and amortization .	$204	$300	$1,298
	Acquired in-process research and development	—	—	2,444
	Share in losses of Comverge	210	—	—
	Share in losses of Paketeria	159	1,157	1,535
	Share in losses of GridSense	—	—	926
	Change in deferred taxes	—	(893)	893
	Impairment of loans to Paketeria	—	—	2,454
	Impairment of loans to GridSense	—	—	631
	Impairment of investment in Enertech	—	—	33
	Impairment of investment in and loans to Local Power	—	—	546
	Impairment of goodwill and intangibles	40	112	—
	Increase (decrease) in liability for employee termination benefits	281	(148)	254
	Gain on sale of shares in Comverge	—	(23,124)	(8,861)
	Gain on public offering of investment in Comverge	—	(16,169)	—
	Loss (gain) on private placement in Company’s equity investments, net	—	37	(7)
	Gain on early redemption of Debentures.	—	—	(1,259)
	Loss on sale of Databit and contract settlement.	2,298	—	—
	Loss on sale of property and equipment, net	—	—	21
	Stock and stock option compensation	1,522	894	1,431
	Value of warrants issued for services provided	121	—	—
	Amortization of beneficial conversion feature, debt origination costs and value of warrants in private placement of Debentures	—	1,297	3,064
	Minority interests	—	—	(248)
	Exchange loss on loans to Paketeria and GridSense	—	—	245
	Other	7	(6)	16
	Changes in operating assets and liabilities:
	Decrease in accounts receivable, unbilled work-in- process, other current assets and other assets	350	107	(2,606)
	Decrease (increase) in inventory	(18)	20	(1,029)
	Increase (decrease) in accounts payable, other current liabilities and other liabilities	(626)	1,316	2,858
		$4,548	$(35,100)	$3,256

B.	Non-cash investing and financing activities:
	Accrued expenses in respect of private placement of common stock	$104
	Unrealized gain (loss) from Comverge shares, net of deferred taxes		$29,555	$(29,680)
	Conversion of loans and notes receivable and accrued interest due from Paketeria to investment in Paketeria		$1,154
	Conversion of Debentures to common stock and additional paid-in-capital		$479	$2,963
	Adjustment of retained earnings and other current liabilities with respect to the adoption of FIN 48		$305
	Exercise of put option - acquisition of additional shares in DSIT unpaid at December 31, 2008			$294
	Increase in goodwill with respect to finalizing purchase price allocation of DSIT			$209
	Reduction in intangibles acquired with respect to finalizing purchase price allocation of DSIT			$250
	Reduction in value of put option with respect to finalizing purchase price allocation of DSIT			$41
	Fixed asset converted to project-in-process in DSIT			$199

ACORN ENERGY, INC. AND SUBSIDIARIES
SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)

		2006	2007	2008
C.	Assets/liabilities disposed of in the sale of Databit Inc. and contract settlement:
	Current assets (excluding cash)	$2,815
	Non-current assets	40
	Debt	(20)
	Current liabilities	(1,816)
	Stock compensation costs	315
	Other	(10)
	Loss on the sale of Databit and contract settlement.	(2,298)
		$(974)
D.	Assets/liabilities acquired in the acquisition of SCR-Tech:
	Current assets (excluding cash)		$(2,120)
	Non-current assets		(845)
	Intangibles		(5,511)
	Goodwill		(3,714)
	Debt		12
	Current liabilities		1,110
	Deferred taxes		29
			(11,039)
	Less unpaid transaction costs		927
			(10,112)
E.	Assets/liabilities acquired in the acquisition of Coreworx:
	Current assets (excluding cash)			$(652)
	Property and equipment			(183)
	Intangibles			(3,673)
	Goodwill			(2,398)
	Current liabilities			668
	Due to Acorn			1,559
	Value of Acorn stock issued in acquisition			1,233
	Notes issued to former debenture holders of Coreworx			3,400
	In-process research and development			(2,444)
				(2,490)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1— NATURE OF OPERATIONS

(a)	Description of Business

Acorn Energy, Inc. (“Acorn” or the “Company”) a Delaware corporation is a holding company that specializes in acquiring and accelerating the growth of emerging ventures that promise improvement in the economic and environmental efficiency of the energy sector.

Through its majority-owned operating subsidiaries the Company provides products and services in the following operating segments:

•
CoaLogix offers SCR Catalyst and Management Services for coal-fired power plants that use selective catalytic reduction (SCR) systems to reduce nitrogen oxide (NOx) emissions, provided through CoaLogix Inc. and its subsidiary SCR-Tech LLC.  These services include SCR catalyst management, cleaning and regeneration as well as consulting services to help power plant operators to optimize efficiency and reduce overall NOx compliance costs. In addition, beginning later in 2009, CoaLogix will offer a new technology for the removal of heavy metals, such as mercury, from coal-fired power plants, operating under its subsidiary MetalliFix LLC.

•
Naval and RT Solutions.  Sonar and acoustic related solutions as well as real time software consulting, development and production services provided through the Company’s DSIT Solutions, Ltd. (“DSIT”) subsidiary, with a focus on port security for strategic energy installations.

•
Energy Infrastructure Software (EIS) Services provided through the Company’s recently acquired (August 13, 2008) Coreworx Inc. (“Coreworx”) subsidiary (See Note 3(a)). Coreworx is a leading provider of integrated project collaboration and advanced document management solutions for the architecture, engineering and construction markets, particularly for large capital projects.

The Company also owns significant equity interests in GridSense Systems Inc., an equity affiliate which provides remote and control systems to electric utilities and industrial facilities worldwide and in Paketeria AG, an equity affiliate which is a Berlin based store owner and franchisor whose stores provide post and parcels, eBay dropshop, mobile telephones, photocopying, printing, photo processing, office supplies and printer cartridge refilling services in Germany. The Company also has an available for sale investment in Comverge Inc. which provides energy intelligence solutions for utilities and energy companies through demand response. The Company’s operations are based in the United States, Israel and Canada.  Acorn’s shares are traded on the NASDAQ Global Market under the symbol ACFN.

See Note 24 for segment information and major customers.

(b)	Accounting Principles

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

(c)	Use of Estimates in Preparation of Financial Statements

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

(d)	Amounts in the Footnotes in the Financial Statements

All amounts in the footnotes of the consolidated financial statements are in thousands except for per share data.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. In these financial statements, “subsidiaries” are companies that are over 50% controlled, the financial statements of which are consolidated with those of the Company. All intercompany balances and transactions have been eliminated.  Minority interests in net losses are limited to the extent of their equity capital.  Losses in excess of minority interest equity capital are charged against the Company.

Functional Currency and Foreign Currency Transactions

The currency of the primary economic environment in which the operations of Acorn and its U.S. subsidiaries are conducted is the United States dollar (“dollar”).  Accordingly, the Company and all of its U.S. subsidiaries use the dollar as their functional currency.  The financial statements of the Company’s Israeli subsidiary whose functional currency is the New Israeli Shekel (“NIS”) and the Company’s Canadian subsidiary whose functional currency is the Canadian dollar (“CDN$”) have been translated in accordance with Statement of Financial Accounting Standards (“SFAS”) 52 of the Financial Accounting Standards Board of the United States (“FASB”) assets and liabilities are translated at year-end exchange rates, while operating results items are translated at the exchange rate in effect on the date of the transaction.  Differences resulting from translation are presented in shareholders’ equity as accumulated other comprehensive income (loss).  All exchange gains and losses denominated in non-functional currencies are reflected in finance expense, net, in the consolidated statement of operations when they arise.

Cash Equivalents

The Company considers all highly liquid investments, which include money market funds and short-term bank deposits (up to three months from date of deposit) that are not restricted as to withdrawal or use, to be cash equivalents.

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

No allowance was charged to expense related to trade accounts receivable for any of the years ended December 31, 2006, 2007 and 2008.

Inventory

Raw materials inventory is generally comprised of chemicals used in the regeneration or rejuvenation of SCR modules and the process of mercury removal. Finished goods inventory is comprised of SCR modules available for sale. Inventories are stated at the lower of cost or market using the first-in, first-out method.

Investment in Marketable Securities

The Company’s investment in Comverge is accounted for as available for sale in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.  SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values.  All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading.  The Company classifies its marketable securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in shareholders’ equity as a separate component of accumulated other comprehensive income (loss).  The cost of securities sold is determined based on the average cost method.  Changes in fair value, net of taxes, are reflected in other comprehensive income (loss). Unrealized losses considered to be temporary are reflected in other comprehensive income (loss); unrealized losses that are considered to be other-than-temporary are charged to income as an impairment charge.

Investments in Companies Accounted for Using the Equity or Cost Method

Investments in other entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee.  Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. In accordance with EITF 99-10 “Percentage Used to Determine the Amount of Equity Method Losses” and EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee”,   when net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for.  The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended.  Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.  When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company’s proportionate interest in the investee is reflected in income as a deemed dilution gain proportionate interest in or loss on disposition. The Company evaluates its investments in companies accounted for by the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

The Company’s investments in GridSense Inc. and Paketeria AG are accounted for by the equity method.  The Company’s investments in EnerTech Capital III L.P. is accounted for by the cost method.  Gains or losses arising from the issuance of shares by associated companies to third parties are carried to income currently.

Property and Equipment

Property and equipment are presented at cost at the date of acquisition including capitalized labor costs, net of third party participation.  Capital leases are recorded at the present value of minimum lease payments. Depreciation and amortization is calculated based on the straight-line method over the estimated useful lives of the depreciable assets, or in the case of leasehold improvements, the shorter of the lease term or the estimated useful life of the asset.  Improvements are capitalized while repairs and maintenance are charged to operations as incurred.

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

SFAS No. 142 requires the Company to assess annually whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year.  The Company performs its annual impairment test at the conclusion of its annual budget process, in the fourth quarter of each year.  The Company has identified its operating segments as its reporting units for purposes of the impairment test.  The Company’s existing goodwill and intangible assets are associated with its SCR and RT Solutions segments and its recently acquired EIS segment.  The Company then determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit.  Calculating the fair value of the reporting units requires significant estimates and assumptions by management.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, there is an indication that the reporting unit goodwill may be impaired and a second step of the impairment test is performed to determine the amount of the impairment to be recognized, if any.

Other intangible assets that have finite useful lives, (e.g. purchased technology), are recorded at fair value at the time of the acquisition, and are carried at such value less accumulated amortization.  The Company amortizes these intangible assets on a straight-line basis over their estimated useful lives. The Company’s intangibles and their estimated useful lives are as follows:

Estimated Useful Life (in years)
Regeneration, rejuvenation and on-site cleaning technologies associated with SCR-Tech	10
Solucorp license	10
Software acquired associated with Coreworx	16
Customer relationships associated with Coreworx	10
Naval technologies	7

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

Revenue Recognition

As prescribed in Staff Accounting Bulletin (“SAB”) 101 and 104, “Revenue Recognition in Financial Statements,” the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

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

The Company records product revenue from software licenses and products when persuasive evidence of an arrangement exists, the software product has been shipped or access to use the software has been granted by the Company, there are no significant uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is probable.  The Company uses the residual method to recognize revenue on delivered elements when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists.  If an undelivered element for the arrangement exists under the license arrangement, revenue related to the undelivered element is deferred based on vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element.

The Company’s multiple-element sales arrangements include arrangements where software licenses and the associated post-contract customer support (“PCS”) are sold together.  The Company has established VSOE of the fair value of the undelivered PCS element based on the contracted price for renewal PCS included in the original multiple element sales arrangement, as substantiated by contractual terms and the Company’s significant PCS renewal experience.  The Company’s multiple element sales arrangements generally include rights for the customer to renew PCS after the bundled term ends.  These rights are irrevocable to the customer’s benefit, are for specified prices and the customer is not subject to any economic or other penalty for failure to renew.  Further, the renewal PCS options are for services comparable to the bundled PCS and cover similar terms.

In the renewal transaction, PCS is sold on a stand-alone basis to the licensees one year or more after the license sale arrangement.  The renewal PCS price is consistent with the renewal price in the original license sale arrangement although an adjustment to reflect consumer price changes is not uncommon.  If VSOE of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered.

The Company assesses whether payment terms are customary or extended in accordance with normal practice relative to the market in which the sale is occurring.  The Company’s sales arrangements generally include standard payment terms.  These terms effectively relate to all customers, products, and arrangements regardless of customer type, product mix or arrangement size.

If the revenue recognition criteria above are not satisfied, amounts received from customers are classified as deferred revenue on the balance sheet until such time as the revenue recognition criteria are met.

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

Costs associated with performing SCR catalyst regeneration and cleaning services are expensed as incurred because of the close correlation between the costs incurred, the extent of performance achieved and the revenue recognized.  In the situation where revenue is deferred due to collectibility uncertainties, the Company does not defer costs due to the uncertainties related to payment for such services. In situations where revenue is deferred due to the non-completion of regeneration services, the Company defers the related costs as deferred costs in Other Current Assets (see Note 13).

Unbilled Work-in-Process

Revenues may be earned for those services in advance of amounts billable to the customer and are recognized when the service is performed.  Revenues recognized in excess of amounts billed are recorded as unbilled work-in-process.  Such amounts are generally billed upon the completion of a project milestone.

Warranty Provision

Warranties provided for the Company’s catalytic regeneration services vary by contract, but typically provide limited performance guarantees.  The Company’s DSIT subsidiary generally grants its customers one to two year warranty on its projects.

Estimated warranty obligations are provided for as a cost of revenues in the period in which the related revenues are recognized, based on management’s estimate of future potential warranty obligations and limited historical experience.  Adjustments are made to accruals as warranty claim data and historical experience warrant.

The Company’s warranty obligations may be materially affected by product or service failure rates and other costs incurred in correcting a product or service failure.  Should actual product or service failure rates or other related costs differ from the Company’s estimates, revisions to the accrued warranty liability would be required.

The following table summarizes the changes in accrued warranty liability from December 31, 2006 to the year ended December 31, 2008:

	Gross Carrying Amount
Balance at December 31, 2006	$—
Warranties issued and adjustment of provision	—
Warranty provision acquired in acquisition of SCR-Tech	107
Warranty claims	—
Balance at December 31, 2007	107	*
Warranties issued and adjustment of provision	149
Warranty claims	—
Balance at December 31, 2008	$256	*

* The balance at December 31, 2008 is included in Other Current Liabilities ($8) and Other Long-Term Liabilities ($248). At December 31, 2007, the entire balance is included in Other Long-Term Liabilities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, restricted deposits and accounts receivables.  The Company’s cash, cash equivalents and restricted cash deposits were deposited with U.S., Israeli and Canadian, banks and other financial institutions and amounted to $17,878 at December 31, 2008.  The Company uses major banks and brokerage firms to invest its excess cash in money market funds.  The counter-party to a majority of the Company’s cash equivalent deposits is a money market of a major financial institution which invests only in US treasuries. The Company does not believe there is significant risk of non-performance by the counterparty.  Related credit risk would result from a default by the financial institutions or issuers of investments to the extent of the recorded carrying value of these assets.  Approximately 44% of the accounts receivable at December 31, 2008, were due from a customer that pays its receivables over usual credit periods (as to revenues from significant customers – see Note 24).  Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Research and Development Expenses

Research and development costs which consists primarily of labor and related costs are charged to operations as incurred.  Participation by third parties in the Company’s research and development costs are netted against costs incurred.

In connection with business combinations, amounts assigned to tangible and intangible assets to be used in a particular research and development project that have not reached technological feasibility and have no alternative future use are charged to “acquired  in-process research and development” at the acquisition date.

Advertising Expenses

Advertising expenses are charged to operations as incurred.  Advertising expense was $3, $8 and $28 for the years ended December 31, 2006, 2007 and 2008, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for services.  Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant).  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

In December 2007, the SEC issued SAB No. 110 regarding the use of a "simplified" method, as discussed in SAB 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123R.  In particular, the SEC staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The SEC staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will continue to assess the continued use of the simplified method in 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

See Note 20 for the assumptions used to calculate the fair value of stock-based employee compensation.  Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

The Company accounts for stock-based compensation issued to non-employees on a fair value basis in accordance with SFAS No. 123R and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and related interpretations.

Equity awards granted to non-employees (primarily consultants) are accounted for under the provisions of FAS 123 and EITF Issue No. 96-18, ‘Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services’. The fair value of such equity awards is charged to income over the expected service period.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards.  Deferred tax assets and liabilities are classified as current or non-current based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting.  Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date. The Company may incur an additional tax liability in the event of an inter-company dividend distribution from foreign subsidiaries. No deferred income taxes have been provided, since it is the Company's policy not to distribute, in the foreseeable future, dividends which would result in additional tax liability.

Prior to January 1, 2007, the Company recognized income tax accruals with respect to uncertain tax positions based upon SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 5, the Company recorded a liability associated with an uncertain tax position if the liability was both probable and estimable.  The Company’s liability under SFAS No. 5 included interest and penalties, which were recognized as incurred within “Finance expense, net” in the Consolidated Statements of Operations.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the year, excluding treasury stock.  Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants or conversion of convertible securities.  Convertible debentures are assumed to have been converted into ordinary shares, and net income is adjusted to eliminate the interest expense, less the tax effect.  The dilutive effects of stock options, warrants and convertible securities are excluded from the computation of diluted net income (loss) per share if doing so would be antidilutive.  The number of weighted average number of options, warrants and convertible debentures that were excluded from the computation of diluted net income (loss) per share, as they had an antidilutive effect, were approximately 2,394,000, zero, and 2,770,000 for the years ending December 31, 2006, 2007 and 2008, respectively.

Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss) for the years presented are net income (loss), FAS 115 adjustments and differences from the translation of equity investments and subsidiaries’ financial statements.

Components of Accumulated Other Comprehensive Income (Loss) are as follows:	As of December 31,
	2006	2007	2008
Differences from translation of subsidiaries’ financial statements and equity investees	$58	$249	$(300)
Unrealized gain (loss) on investment in Comverge	—	46,457	(125)
Deferred taxes on unrealized gain in investment in Comverge	—	(16,902)	—
Ending balance	$58	$29,862	$(425)

Recently Issued Accounting Principles

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, which requires additional disclosures about the objectives of using derivative instruments; the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company will be required to adopt SFAS 161 on January 1, 2009. This Statement will not impact the consolidated financial results as it is disclosure-only in nature.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions on legal and contractual provisions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt FSP 142-3 on January 1, 2009. The Company is currently assessing the impact FSP 142-3 may have on its consolidated financial position and results of operations.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in consolidated statement of operations. The FSP requires retroactive application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt the FSP on January 1, 2009. The Company does not expect the adoption of this FSP to have a material effect on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under other authoritative U.S. GAAP accounting literature is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will be required to adopt EITF 07-5 on January 1, 2009. The Company is currently assessing the impact that EITF 07-5 may have on its consolidated financial position and results of operations.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6,"Equity Method Investment Accounting Considerations" ("EITF 08-6"). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008, including interim periods within those fiscal years. EITF 08-6 shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The Company will be required to adopt EITF 08-6 on January 1, 2009. The Company is currently assessing the impact that EITF 08-6 may have on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS 141. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company is required to adopt SFAS 141(R) and SFAS 160 simultaneously in its fiscal year beginning January 1, 2009. The provisions of SFAS 141(R) will only impact the Company if it is party to a business combination after the pronouncement has been adopted. The Company is currently evaluating the effects, that SFAS 160 may have on its consolidated financial position and results of operations.

Reclassifications

Certain reclassifications have been made to the Company’s prior years’ consolidated financial statements to conform to the current year’s consolidated financial statement presentation.

NOTE 3—ACQUISITIONS

(a)	Coreworx

On August 13, 2008, the Company completed a Securities Purchase Agreement (the “Purchase Agreement”) for the acquisition of all of the outstanding capital stock of Coreworx. Coreworx is headquartered in Kitchener, Ontario, Canada, and is engaged in the design and delivery of project collaboration solutions for large capital projects.  The acquisition was strategic move by the Company to participate in the ongoing global energy infrastructure expansion.

Prior to and in contemplation of the completion of the acquisition, the Company lent Coreworx $1,500 which bore interest at 12% per year.

As part of the purchase of the Coreworx shares, the Company contributed to the capital of Coreworx $2,500 in cash and $3,400 aggregate principal amount of its 8% one-year promissory notes. The cash and notes were delivered by Coreworx to the holders of Coreworx’s debentures in full payment and satisfaction of all principal and accrued interest outstanding on such debentures.

In consideration for the Coreworx shares, the Company issued 287,500 shares of its Common Stock. Under the Purchase Agreement, a portion of these shares will be held in escrow until one year after the closing.

As a result of the transaction, Coreworx became a wholly-owned subsidiary of the Company and is presented as the Company’s EIS segment.

In accordance with SFAS No. 141, “Business Combinations”, the assets and liabilities of Coreworx are required to be adjusted to their fair values.  The purchase price of $7,350 is the sum of the following: (i) $2,500 representing the cash consideration for the shares of Coreworx, (ii) $3,400 representing the principal amount of 8% one-year promissory notes (iii) $1,233 representing the market value of the 287,500 shares of Acorn common stock issued to the former shareholders of Coreworx (based on the average market price of Acorn shares on the date of the announcement of the transaction and for the two days before and after the announcement in accordance with EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”) and (iv) $217 of transaction costs.

The Company also agreed to make a contingent payment to the former Coreworx shareholders of one-half of the expected net receipt (less fees) by Coreworx of amounts due from the Canada Revenue Agency or the Ontario Ministry of Revenue in connection with Coreworx’s 2007 scientific research and experimental development tax credit refund claim or Ontario innovation tax credit refund claim for 2007 (collectively, the “SRED Claim”) during the six months immediately following the closing date; this amount was not included in the purchase price as the receipt of the SRED Claim within the  six months following the closing date was not determinable beyond a reasonable doubt. (The SRED Claim was not received within the six month period following the closing date. See Subsequent Events - Note 27(a)).

The transaction is accounted for as a purchase business combination. Coreworx’s results from operations for the period from acquisition to December 31, 2008 have been included in the Company’s Consolidated Statement of Operations.

Under the purchase method of accounting, the total consideration of $7,350 is allocated to Coreworx’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values as of the date of the completion of the transaction. The consideration for the acquisition was attributed to net assets on the basis of fair value of assets acquired and liabilities assumed based on an appraisal performed by management, which included a number of factors, including the assistance of independent appraisers. The Company has allocated the purchase price as follows:

Cash and cash equivalents	$227
Other current assets	652
Property and equipment	183
In-process research and development ( expensed immediately)	2,444
Customer relationships	399
Software	3,274
Goodwill	2,398
Total assets acquired	9,577

Current liabilities	(668)
Non-current liabilities (intercompany debt eliminated in consolidation)	(1,559)
Net assets acquired	$7,350

An amount of $2,444 of the purchase price was allocated to the estimated fair value of purchased in- process research and development, which, as of the closing date of the merger, had not reached technological feasibility and had no alternative future use, and, in accordance with US GAAP, was charged to operating expenses upon acquisition. In-process research and development is related to improvements to Coreworx’s software. To determine the amount of in-process research and development, the net cash inflows were discounted to present values, using a discount rate of 18% and other assumptions, which take into account the assembled workforce, working capital, and other factors, which impact on the determination of the in-process research and development.

Intangible assets with estimable useful lives are amortized over that period. The acquired intangible assets with estimable useful lives include approximately $399 for the estimated market value of Coreworx’s customer contracts and relationships (estimated useful life of 10 years) and approximately $3,274 for the estimated market value of Coreworx’s software (estimated useful life of 16 years).

Both the goodwill and the intangibles resulting from the acquisition are not deductible for income tax purposes. The goodwill will not be amortized for financial statement purposes in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The intangible assets and the goodwill acquired were assigned to the Company’s new Energy Infrastructure Software (“EIS”) segment.

The following are certain unaudited pro forma combined income data assuming that the acquisition of Coreworx occurred on January 1, 2008 and 2007, respectively after giving effect to: (a) purchase accounting adjustments including the amortization of acquired intangibles with finite lives on a straight-line basis over ten to sixteen years (b) eliminating of Coreworx’s interest expense recorded on Senior Secured Debentures which are assumed to have been redeemed at the beginning of each year (c) Acorn interest expense on the $3,400 principal amount of 8% one-year promissory notes and (d) income tax benefit for the Acorn interest expense. The income tax benefit is recorded at Acorn’s effective income tax rate of 40% in the year ending December 31, 2007. No income tax benefit is calculated for the year ending December 31, 2008 as the Company was in a tax loss position. The pro-forma financial information for the year ending December 31, 2006 only includes the pro-forma adjustments with respect to the Company’s acquisition of SCR Tech (see Note 3(b) for pro-forma adjustments associated with the Company’s acquisition of SCR-Tech. The 2007 pro-forma information includes the pro-forma adjustments for both SCR-Tech and Coreworx).

The unaudited pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisitions of Coreworx occurred as of January 1, 2008 and 2007, respectively, nor is it necessarily indicative of future results.

	Year ended December 31,
	2006	2007	2008
	(in thousands except per share data)
	(unaudited)	(unaudited)	(unaudited)
Sales	$11,500	$11,587	$22,286
Net income (loss)	$(7,041)	$21,206	$(13,805)
Net income (loss) per share – basic	$(0.82)	$2.09	$(1.20)
Net income (loss) per share – diluted	$(0.82)	$1.93	$(1.20)

(b)	SCR-Tech

On November 7, 2007  the Company completed the purchase of SCR-Tech LLC (“SCR-Tech”) and other affiliated entities described below (collectively, the “Acquired Companies”) from Catalytica Energy Systems, Inc. (“Catalytica”), a subsidiary of Renegy Holdings, Inc., for a purchase price of $9.6 million in cash.  SCR-Tech and the other Acquired Companies are providers of catalyst regeneration technologies and management services for selective catalytic reduction systems used by coal-fired power plants to reduce nitrogen oxides (NOx) emissions.

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

Under the Purchase Agreement CoaLogix purchased all of the issued and outstanding capital stock of CESI-SCR, Inc. (“CESI-SCR”) and CESI-Tech Technologies, Inc. (“CESI-Tech”) from Catalytica for $9,600 plus a working capital adjustment (amounting to $714) and the assumption by the Company and/or CoaLogix of certain liabilities of Catalytica relating to the business (including certain obligations with respect to employment agreements previously entered into by the Acquired Companies).  CESI-SCR owns all the issued and outstanding membership interests of SCR-Tech LLC (“SCR-Tech”), the primary operating entity of the Acquired Companies.

To provide financing for the purchase of the Acquired Companies, the Company entered into a Loan Agreement with CitiGroup Global Markets, Inc., dated as November 1, 2007 (the “Loan Agreement”).  As security for the repayment of advances under the Loan Agreement, the Company pledged the 2,786,021 shares of Comverge, Inc. common stock it then held (see Note 4).  On November 5, 2007, the Company drew down $14,000 under the Loan Agreement to finance the acquisition of the Acquired Companies.  The $14,000 advanced to the Company under the Loan Agreement were payable upon demand by the lender.  Interest was payable monthly on any amounts advanced under the Loan Agreement in accordance with the lender’s published rates and policies for securities margin accounts.  The entire loan balance was repaid in 2007 upon the sale by the Company of a portion of its investment in Comverge (see Note 4) and the pledge was withdrawn.

The transaction was accounted for as a purchase business combination.  SCR-Tech’s results from operations for the period from acquisition to December 31, 2007 and for 2008 have been included in the Company’s consolidated statement of operations.

The aggregate purchase price for SCR-Tech was $11,039, comprised of (i) $9,600 representing the purchase price as per the Purchase Agreement (ii) $714 representing the working capital adjustment, and (iii) $725 of transaction costs.

The Company obtained a valuation of intangible assets as of November 7, 2007, and has accordingly allocated the purchase price as follows:

Current assets	$2,120
Property and equipment	813
Intangible assets	5,511
Goodwill	3,714
Other non-current assets	32
Total assets acquired	12,190
Current liabilities	1,110
Non-current liabilities	12
Deferred tax liabilities created in acquisition	29
Total liabilities assumed	1,151
Net assets acquired	$11,039

The intangible assets represent the fair value of technologies acquired (ten-year useful life).  The goodwill resulting from the acquisition is not deductible for income tax purposes.  The intangible assets and the goodwill acquired were assigned to the Company’s new CoaLogix segment.

The following are certain unaudited pro forma combined income data assuming that the acquisition by CoaLogix of the Acquired Companies occurred on January 1, 2007 and 2006, respectively after giving effect to: (a) purchase accounting adjustments including the amortization of acquired intangibles with finite lives on a straight-line basis over ten years (b) eliminating management fees charged by SCR-Tech’s former parent company (c) eliminating allocated audit fees charged by SCR-Tech’s former parent company (d) eliminating interest expense charged by SCR-Tech’s former parent company (e) recording interest expense from the $14,000 loan taken to acquire SCR-Tech. (See Note 3(a) for the pro-forma financial information.)

(c)	DSIT Solutions

On November 29, 2007, the Company increased its holdings in DSIT by acquiring the shares of DSIT’s former CEO for $740. In addition, the Company entered into a put option agreement with certain affiliates of the former CEO pursuant to which such affiliates have the option to sell to the Company all but not less than all of the shares they hold in DSIT for an aggregate purchase price of $294.  The option was exercised in December 2008, though payment of the option exercise was not made until 2009.  As a result of the acquisition and option exercise, the Company increased its holdings in DSIT from 72% to 84%.  The purchase price is subject to upward adjustment if, in the event that at any time prior to December 31, 2009, the Company receives consideration for its shares in DSIT exceeding the value for DSIT implicit in the purchase price.

In March 2008, the Company obtained a tentative preliminary valuation of intangible assets as of November 29, 2007 for the purposes of allocating the $740 purchase price to the assets, liabilities and the put option.  The Company initially assigned $557 of the purchase price to intangible assets representing the fair value of technology, backlog and customer relationships with the balance of $231 being assigned to goodwill and an offset of $48 for the put option.  Upon finalizing the purchase price allocation of the Company’s additional investment in DSIT in April 2009, the Company increased the amount allocated to goodwill by $209 (to $440) and a decrease in acquired intangibles of $250 (to $307). As a result of the adjustment of the purchase price allocation, the amount allocated to the put option associated with the additional investment in DSIT was reduced by $41 (to $7). The additional investment of $294 resulting from the option exercise was allocated to intangibles ($210) and goodwill ($84).

The intangible assets and the goodwill acquired were assigned to the Company’s Naval & RT Solutions segment.

NOTE 4—INVESTMENT IN COMVERGE

As at January 1, 2007, the Company owned 4,415,309 shares of common stock of Comverge with a negative value of $1,824 and 1,156,733 preferred shares of Comverge with value of zero.

On April 18, 2007, Comverge completed its initial public offering of 6,095,000 shares of common stock at a price of $18.00 a share, including 795,000 shares sold pursuant to the exercise by the underwriters of their over-allotment option granted to them by certain selling stockholders.  The shares are listed on the Nasdaq Global Market under the symbol “COMV”.  The Company did not sell any of its shares of Comverge common stock in the initial public offering.

Immediately prior to the closing of the Comverge offering on April 18, 2007, all shares of preferred stock of Comverge were converted to common stock of Comverge and the Company owned 2,786,021 shares (after adjusting for a one for two split of shares) of Comverge common stock, which at the time represented approximately 15.9% of the then issued and outstanding capital stock of Comverge.

As a result of the Comverge offering, the Company recorded an increase in its investment in Comverge (from a negative value of $1,824) and recorded a non-cash gain of $16,169 in “Gain on public offering of Comverge”.  Subsequent to the offering, the Company no longer accounted for its investment in Comverge under the equity method.

In December 2007, as part of a follow-on offering by Comverge, the Company sold 1,022,356 of its Comverge shares for $28,388, net of transaction costs and recorded a pre-tax gain of $23,124.

As of December 31, 2007, the remaining 1,763,665 of Comverge shares held by the Company were accounted for as “available-for-sale” under SFAS 115.  Accordingly the Company recorded its investment in Comverge based on Comverge’s share price of $31.49 at December 31, 2007. This resulted in an increase of $46,457 in the carrying value of its investment balance by recording those shares at their fair market value of $55,538. The Company recorded a deferred tax liability of $16,902 to Accumulated Other Comprehensive Income with respect to the recording those shares at fair market value.

During 2008, the Company sold an additional 1,261,165 of its 1,763,665 Comverge shares held at the beginning of 2008. The Company received proceeds of $15,355 from the sales and recorded a pre-tax gain of $8,861.

The cost basis of the Company’s remaining 502,500 Comverge shares at December 31, 2008 is $2,587 (approximately $5.15 per share). The investment is presented based on Comverge’s share price of $4.90 at December 31, 2008 which resulted in a reduction of the carrying value to reflect a fair market value of $2,462. The difference of $125 is included in Accumulated Other Comprehensive Loss at December 31, 2008 as the reduction in value is believed to be temporary. In addition, the Company adjusted the previously recorded deferred tax liability associated with the Comverge shares to zero. The net reduction of $29,680 was recorded to Accumulated Other Comprehensive Income (Loss).

NOTE 5—INVESTMENT IN PAKETERIA

On August 7, 2006, the Company entered into a Common Stock Purchase Agreement with Paketeria GmbH, a limited liability company incorporated under the laws of Germany, and certain Paketeria shareholders, for the purchase by the Company of an approximately 23% interest in Paketeria for a purchase price of approximately €598 ($776 at the then exchange rates) plus transaction fees of approximately $101.  Paketeria is a Berlin based store owner and franchisor whose stores provide post and parcels, eBay dropshop, mobile telephones, photocopying, printing, photo processing, office supplies and printer cartridge refilling services in Germany.

In addition to the Common Stock Purchase Agreement, the Company also entered into a Note Purchase Agreement with Paketeria’s founder and managing director.  Under the Note Purchase Agreement, the Company agreed to purchase from the founder and managing director all or a portion of the €210 ($270 at the then exchange rate) convertible promissory note (the “Note”) issued by Paketeria and payable to him.  The Note (which as described below has been fully converted) was convertible into shares of Paketeria at a conversion price of €50.70 per share ($65.30 per share at the then exchange rate), provided for accrual of interest at a rate of 8% per annum, and a final maturity of August 7, 2009.  The Note Purchase Agreement required the Company to purchase one third of the principal amount of the Note upon Paketeria’s achieving each of three franchise licensing milestones—the licensing of its 60th, 75th, and 115th franchises.

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

The Company allocated $31 of the purchase price to the fair market value of the call option to purchase the convertible note.  In September 2007, in connection with the Paketeria Private Placement (see below) the Company exercised its call option.

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

The Company also entered into a Stock Purchase Agreement with two shareholders of Paketeria—one of whom is the Company’s President and Chief Executive Officer and the other of whom is a director of the Company.  Pursuant to that agreement, the Company was entitled through August 2007 to purchase the shares of Paketeria equally held by the two Paketeria shareholders for an aggregate purchase price of the US dollar equivalent on the date of purchase of €598, payable in Company Common Stock and warrants on the same terms as the Company’s 2006 private placement.  The Company determined the fair value of the option to purchase the shares under the Stock Purchase Agreement to be $68 using a Black-Scholes calculation using a risk-free interest rate of 5.09%, an expected life of one year, an annual volatility of 20% and no dividends.  Such option was extended by both shareholders initially to November 5, 2007 and subsequently extended again by the Company’s President and Chief Executive Officer on his share until December 31, 2009.  If the Company exercises its option on these shares, its holdings in Paketeria would increase by approximately 5.6%.  At the December 31, 2008 exchange rate the exercise of the option by the Company would result in the issuance of approximately 157,000 shares of Common Stock and warrants exercisable for approximately 39,000 shares of Common Stock.  The warrants would have an exercise price of $2.78 per share and be exercisable for five years from their grant date.

The Company accounts for its investment in Paketeria using the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.  Based on an independent appraisal, the Company allocated the remaining $1,269 balance of the investment in Paketeria as follows: $281 to the value of the non-compete agreement from Paketeria’s founder and managing director amortizable using the straight-line method over four years; $185 to the value of the franchise agreements at the date of the investment, amortizable using the sum-of-years digits method over the five-year life of  the franchise agreements at acquisition; and $446 to the Paketeria brand name, deemed to be an intangible asset with an indefinite life and accordingly, not amortized; and $357 to non-amortizing goodwill.

The components of the Company’s investment are not reflected separately as such in the consolidated balance sheet of the Company, but are reflected as components of the Company’s investment in Paketeria.

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

As a result of the Paketeria private placement, the Company recorded a non-cash loss of $37 in “Gain (Loss) on Private Placement of Equity Investments”.

After the private placement and related transactions described above, the Company owned approximately 31% of Paketeria.

On December 7, 2007 Paketeria converted from a GmbH company to an AG company and recapitalized its share capital with 1,296,000 shares outstanding of which the Company owns 406,425 shares.

On December 21, 2007, Paketeria’s shares were listed under the symbol “AOSTYL” on the Open Market (Freiverkehr) of the Frankfurt Stock Exchange and became eligible for trading.   There is virtually no trading in Paketeria’s shares on this market.  From the listing date to December 31, 2008, a total of 998 shares of Paketeria were sold.

During the six months ended June 30, 2008, the Company lent Paketeria €1,030 ($1,584 based upon the then exchange rates) on a series of promissory notes. The promissory notes bore interest at the rate of 8.0% and were due on the earlier of December 31, 2008 or upon the completion of any transaction in which Paketeria raised funds through any equity and/or debt financing.  In addition, the Company received warrants to purchase 6,866 shares of Paketeria. The amount lent to Paketeria was allocated to the loan and the warrants received based on the relative fair values at time of issuance. The Company allocated $1,522 to the loan portion and $62 to the value of the warrants.

In July 2008, Paketeria received a €100 investment in a private equity investment. The Company’s holdings in Paketeria were diluted to 31.3% and recorded a gain of $82.

On August 26, 2008, the Company entered into a Loan Agreement with Paketeria to provide Paketeria with Additional Interim Financing of €600 ($890 based upon the then exchange rates). Under the Loan Agreement, the loans advanced to Paketeria during the period from January 1, 2008 to June 30, 2008 plus accrued interest were combined with the Additional Interim Financing to a single Combined Loan of €1,662 ($2,423 at the then exchange rates). The Combined Loan bears interest at 12% per year and is due on March 31, 2009. The Combined Loan and any accrued interest are subordinate to the rights of any unsubordinated creditors of Paketeria. If the Combined Loan and accrued interest are not paid at the due date, the Company is entitled to convert the outstanding principal and accrued interest into new Common Shares of Paketeria to be issued at a valuation of €2.31 ($3.21 at current exchange rates) per share. In addition, Paketeria granted warrants to the Company to acquire Paketeria shares. The warrants are exercisable at €7.71 ($10.73 at current exchange rates) per share to acquire the number of Paketeria shares derived by dividing the Combined Loan’s outstanding principal plus accrued interest by €7.71. The warrant may only be exercised to the extent the conversion right is not exercised. The warrants granted in connection with the Combined Loan replaced the warrants received with the series of promissory notes. No value was attributed to the warrants received from the Combined Loan as the value was determined to be immaterial.

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

Following the marked deterioration of Paketeria’s cash flows and its decision to change its business model, the Company ceased amortizing intangibles associated with its investment in Paketeria and recorded an impairment of all unamortized balances of the non-compete agreement, franchise agreements, brand name and goodwill. In addition, at the end of third quarter of 2008, the Company recorded an impairment of $2,454 with respect to the Company’s loan and accrued interest balances with Paketeria as Paketeria’s ability to repay the loan is in doubt and ceased recording interest income.

The Company’s share of losses in Paketeria is comprised of the following:

	Period from August 8, 2006 to December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
Equity loss in Paketeria	$(127)	$(971)	$(992)
Amortization expense associated with acquired non-compete and franchise agreements	(32)	(186)	(76)
Impairment of non-compete and franchise agreements, option value, brand name and goodwill	—	—	(467)
Stock compensation expense	(265)	(49)	(25)
Share of losses in Paketeria	$(424)	$(1,206)	$(1,560)

The activity in the Company’s investments in Paketeria is as follows:

Investment balance as of December 31, 2006	$1,212
Conversion of debt and accrued interest in connection with private placement (including transaction costs)	1,189
Adjustment of investment with respect to non-cash loss in connection with private placement	(37)
Amortization of acquired non-compete and franchise agreements and change in value of options	(186)
Company’s share of Paketeria’s losses	(971)
Translation adjustment	232
Investment balance as of December 31, 2007	1,439
Net adjustment of investment with respect to non-cash gains in connection with outside investments	82
Amortization of acquired non-compete and franchise agreements	(76)
Cumulative translation adjustment	14
Company’s share of Paketeria losses – period from January 1, 2008 to September 30, 2008	(992)
Investment balance prior to impairment	467
Impairment of non-compete and franchise agreements, option value, brand name and goodwill	(467)
Investment balance as of December 31, 2008	$—

See Note 20(c) (3) with respect to the options granted to Paketeria’s founder and managing director as part of the Company’s investment in Paketeria.  During the years ended December 31, 2008, 2007 and 2006, the Company recorded $25, $49 and $265, respectively, of SFAS 123R stock compensation expense as part of its Share in Losses of Paketeria.

The percentage share of Paketeria’s loss recognized by the Company as equity loss against its investment can be found in the table below:

Percentage of Paketeria Losses Recognized Against Investment in Paketeria
August 7, 2006 – October 30, 2006	23%
October 31, 2006 – September 20, 2007	33%
September 21, 2007 – December 31, 2008	31%

NOTE 6—INVESTMENT IN GRIDSENSE

On January 2, 2008, the Company participated in a private placement financing of total gross proceeds of CDN$1,700 (approximately $1,700 at the then exchange rate) for GridSense Systems Inc. (CDNX: GSN.V) (“GridSense”). The placement consisted of 24,285,714 units at CDN$0.07 ($0.07 at the then exchange rate) per unit, each unit being comprised of one common share and one share purchase warrant. Each warrant entitled the holder to acquire an additional common share at CDN$0.10 ($0.10 at the then exchange rate) per share until July 2, 2008.

The Company was the lead investor in the placement acquiring 15,714,285 shares and 15,714,285 warrants for CDN$1,100 (approximately $1,100 at the then exchange rate) plus transaction costs of approximately $53. The 15,714,285 shares acquired by the Company in the placement represent approximately 24.5% of GridSense's issued and outstanding shares. The Company did not exercise any of the 15,714,285 warrants it acquired in the placement and they expired on July 2, 2008. Also in January 2008, GridSense issued 3,000,000 of its shares in an acquisition. The GridSense issuance diluted the Company’s holdings in GridSense to approximately 23.4%. The Company recorded a loss of $75 on the dilution.

The Company accounts for its investment in GridSense using the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The Company records its share of income or loss in GridSense with a lag of three months as it is not able to receive timely financial information. In 2008, the Company recorded a loss of $123 representing the Company’s weighted average of approximately 23.6% share of GridSense’s losses for the period from January 2, 2008 to September 30, 2008.

Based on an independent appraisal, the Company allocated the $1,153 investment in GridSense as follows: $761 to the value of technologies acquired, to be amortized using the straight-line method over ten years; $73 to the value of the customer relationships and $61 to the value of the tradename at the date of the investment to be amortized using the straight-line method over a weighted average 12.5 year period; $25 to the value of the warrants acquired; and $233 to non-amortizing goodwill.

All the above components of the Company’s investment are not reflected separately as such in the consolidated balance sheet of the Company, but are reflected as components of the Company’s investment in GridSense. In addition to the Company’s share of  losses in GridSense for the period from January 2, 2008 to September 30, 2008, the Company recorded amortization of $64 with respect to the identified amortizable intangibles noted above and expense of $25 with respect to the value of the expired warrants.

On December 31, 2008, as a result of the steep and continuous decline in the share price of GridSense, the Company determined that the decline in value was other than temporary, and, accordingly recorded an impairment of $714 in the value of GridSense to bring the value of the Company’s investment in GridSense to its market value on the Toronto Stock Exchange on that date.

The Company’s share of losses in Gridsense is comprised of the following:

Year ended December 31, 2008
Equity loss in GridSense for the period from January 2, 2008 –September 30, 2008	$(123)
Amortization expense associated with acquired technologies, customer relationships and trademarks and write-off of arrant value	(89)
Impairment of investment in GridSense	(714)
Share of losses in GridSense	$(926)

In July 2008, the Company lent GridSense CDN$750 ($736 at the then exchange rate) under a secured promissory note which bears interest at 8% and was initially due on October 30, 2008. The maturity date of the loan has been extended to January 31, 2009 with no other changes in terms. The note is secured by all the assets of GridSense’s principal operating subsidiary.  In the fourth quarter of 2008, the Company recorded an impairment of CDN$777 ($631 at current exchange rates) with respect to the promissory note and accrued interest due to doubts as to GridSense’s ability to repay the note and has ceased recording interest income.

In October, 2008, GridSense and certain of its significant shareholders, including the Company, entered into agreements to privatize the operations of GridSense in a corporation organized in Australia. If and when the proposed privatization is completed, the Company would own approximately 39.1% of the outstanding shares of privatized GridSense as compared to the 23.4% interest the Company maintains in the publicly held GridSense. In addition, the privatized GridSense will assume all indebtedness owed to the Company by the public GridSense. The privatization is subject to regulatory approval in Canada and approval by a majority of GridSense’s disinterested public shareholders. (See Note 27 – Subsequent Events.)

NOTE 7—OTHER INVESTMENTS

(a)	Local Power

On July 31, 2007, the Company invested $250 (plus $18 of transaction costs) in Local Power, Inc. (LPI), for 10% (fully diluted) of LPI.  During 2008, the Company lent LPI $220 and advanced to LPI an additional $30. This amount is in addition to $25 advanced to LPI in 2007. During 2008, the Company accrued interest income of $3 with respect to the loan to LPI. In December 2008, the Company disposed of its loans to and investment in LPI and recorded a loss of $546 which is included in Impairments in the Consolidated Statements of Operations. The Company received no material consideration in the disposition.

(b)	EnerTech III

In August 2007, the Company committed to invest up to $5,000 over a ten-year period in EnerTech Capital Partners III L.P. (“EnerTech III”), a proposed $250 million venture capital fund targeting early and expansion stage energy and clean energy technology companies that can enhance the profits of the producers and consumers of energy.  In 2007, the Company received and funded a capital call of $400 to EnerTech III. In August 2008, the Company received and funded a capital call of $750 from EnerTech III.  In the fourth quarter of 2008, EnerTech III recorded an impairment in the value of one of its investments. Accordingly, the Company has recorded an impairment of $33 in its investment in EnerTech III of its share of the impairment. The carrying value of the Company’s investment in EnerTech III was $1,117 at December 31, 2008.

The Company accounts for its investment in EnerTech III under the cost method.

NOTE 8—MINORITY INTERESTS

On February 29, 2008, the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with the Company’s wholly-owned CoaLogix Inc. subsidiary and EnerTech III pursuant to which EnerTech III purchased from CoaLogix a 15% interest in CoaLogix for $1,948. The Company owns 85% of CoaLogix following the transaction and EnerTech III’s interest in CoaLogix is reflected in the Company’s Consolidated Balance Sheets as Minority Interests. The Company recorded an immaterial gain as a result of the investment by EnerTech III. During the second quarter of 2008, EnerTech III invested an additional $278 in CoaLogix as its 15% share of an aggregate $1,850 additional investment made by the Company and Enertech III in CoaLogix. The minority interest’s share of CoaLogix’s net loss in the year ending December 31, 2008 was $248.

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

NOTE 9—IMPAIRMENTS

Impairments are composed of the following:

	Year ended December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
Impairment of loans and accrued interest to Paketeria (see Note 5)	$—	$—	$2,454
Impairment of loan and accrued interest to GridSense (see Note 6)	—	—	631
Impairment of investment in EnerTech III (see Note 7(b))	—	—	33
Impairment of loans to and investment in Local Power (see Note 7(a))	—	—	546
Impairment of goodwill (see Note 15)	40	89	—
Impairment of intangibles (see Note 15)	—	23	—
	$40	$112	$3,664

NOTE 10—DISCONTINUED OPERATIONS- SALE OF DATABIT

On March 10, 2006 the Company entered into a Stock Purchase Agreement dated as of March 9, 2006 (the “SPA”), for the sale of all the outstanding capital stock of its Databit Inc. subsidiary  (“Databit”) to Shlomie Morgenstern, President of Databit and a Vice President of the Company.  In the past, the operations of Databit represented the Company’s computer hardware segment.  The transactions contemplated under the SPA, and the related transactions to which the Company, Shlomie Morgenstern and the Company’s then CEO, George Morgenstern, were party, were consummated on March 10, 2006 and included the following:

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

(iii)           The assignment to and assumption by Databit of the obligations of the Company to George Morgenstern under the Employment Agreement between the Company and George Morgenstern dated January 1, 1997, as amended (the “GM Employment Agreement”) upon the following terms:

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

(iv)           The assumption by Databit of the Company’s obligations under the Company’s leases for the premises in New York City and Mahwah, New Jersey, which provide for aggregate rents of approximately  $450 over the next three years.

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

(vii)           Execution and delivery by George Morgenstern and the Company of a new consulting agreement for a period of two years, pursuant to which George Morgenstern would serve as a consultant to the Company, primarily to assist in the management of the Company’s DSIT subsidiary, which agreement provides for de minimus compensation per year plus a non-accountable expense allowance of $65 per year to cover expected costs of travel and other expenses.

Results of operations of the discontinued operations of Databit were as follows:

Period ended March 9, 2006
Sales	$2,949
Cost of sales	2,316
Gross profit	633
Selling, marketing, general and administrative expenses	558
Income from operations	75
Other income, net	3
Finance expense, net	—
Net income before income taxes	78
Income tax benefit	—
Net income from discontinued operations	$78

The loss of the sale of Databit and contract settlement is comprised of the following:

Excess of assets over liabilities transferred	$1,204
Contract settlement costs	600
Stock compensation expense	315
Professional fees and other transaction costs	179
Adjustment of prior years expense allocations	(229)
Total loss on the sale of Databit and contract settlement	$2,069

NOTE 11—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:	As of December 31,
	2007	2008
Trade accounts receivable	$1,791	$4,524
Allowance for doubtful accounts	(16)	—
	$1,775	$4,524

NOTE 12—INVENTORY

	As of December 31,
	2007	2008
Raw materials	$119	$720
Finished goods	—	428
	$119	$1,148

NOTE 13—OTHER CURRENT ASSETS

	As of December 31,
	2007	2008
Prepaid expenses and deposits	$357	$620
Deferred costs	—	583
Prepaid inventory	—	407
Debt origination costs (see Note 16)	895	—
Taxes receivable	—	362
Employees	34	84
Due from Local Power	25	—
Other	80	24
	$1,391	$2,080

NOTE 14—PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following

	Estimated Useful Life (in years)	As of December 31,
Cost:		2007	2008
Computer hardware and software	2 – 5	$934	$683
Equipment	4-10	974	2,368
Vehicles	3	41	5
Leasehold improvements	Term of lease	363	479
		2,312	3,535
Accumulated depreciation and amortization
Computer hardware and software		502	400
Equipment		281	442
Vehicles		22	1
Leasehold improvements		172	245
		977	1,088
Property and equipment, net		$1,335	$2,447

Depreciation and amortization in respect of property and equipment amounted to $161, $195 and $485 for 2006, 2007 and 2008, respectively.  During 2007, the Company wrote off $748 of fully depreciated assets.

During 2008, $199 of computer hardware and software was transferred to project-in-process as part of a project being performed for a customer. The balance was subsequently netted against provision for project purchases (in Other Current Liabilities).

Property and equipment is presented net of third party participation received of $78 in the year ended December 31, 2007.

NOTE 15—GOODWILL AND OTHER INTANGIBLE ASSETS

During the year ended December 31, 2008, the Company recorded additions to goodwill in both its EIS segment and its Naval & RT Solutions segment as a result of its acquisition of Coreworx (see Note 3(a)) and its additional investment in DSIT (see Note 3(c)).

The changes in the carrying amounts of goodwill by segment from December 31, 2006 to December 31, 2008 were as follows:

	CoaLogix	Naval & RT Solutions	EIS	Other	Total
Balance as of December 31, 2006	$—	$—	$—	$97	$97
Goodwill created in acquisition of SCR-Tech (see Note 3(b))	3,714	—	—	—	3,714
Goodwill in additional investment in DSIT (see Note 3(c))	—	231	—	—	231
Goodwill impairment	—	—	—	(89)	(89)
Translation adjustment	—	—	—	(8)	(8)
Balance as of December 31, 2007	3,714	231	—	—	3,945
Goodwill created in acquisition of Coreworx (see Note 3(a))	—	—	2,398	—	2,398
Adjustment of goodwill in additional investment in DSIT (see Note 3(c))	—	209	—	—	209
Goodwill in additional investment in DSIT (see Note 3(c))	—	84	—	—	84
Translation adjustment	—	6	(300)	—	(294)
Balance as of December 31, 2008	$3,714	$530	$2,098	$—	$6,342

As required by SFAS No. 142, the Company performs an annual impairment test of recorded goodwill (during the fourth quarter of each year), or more frequently if impairment indicators are present.  The fair value of the each segment was determined by using a discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. In 2007, the Company recorded an impairment of $89 with respect to the goodwill in its Other segment. In 2008, no impairments were found to the Company’s goodwill.

On May 9, 2008, the Company’s CoaLogix subsidiary entered into a strategic alliance and license agreement with Solucorp Industries, Ltd. (“Solucorp”) pursuant to which CoaLogix obtained exclusive, worldwide commercialization and marketing rights to Solucorp’s IFS-2C technology for use in applications which remove heavy metals, such as mercury, from power plants. The agreement has a term of ten years, with an option in favor of CoaLogix to renew for an additional five-year period. In consideration for its rights under the agreement, CoaLogix paid an upfront license fee of $2,000 and agreed to pay royalties on net sales of, and to share a portion of any royalties received in respect of, licensed product with Solucorp based on specified formula.

The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2006 to December 31, 2008 were as follows:

	SCR		Solucorp		Naval				Customer
	Technologies**		License		Technologies		Software		Relationships		Other		Total
	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Net
Balance as of December 31, 2006	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$224	$(177)	$47
Intangibles created in acquisition of SCR-Tech (see Note 3(b))	5,511	—	—	—	—	—	—	—	—	—	—	—	5,511
Intangibles in additional investment in DSIT (see Note 3(c))	—	—	—	—	557	—	—	—	—	—	—	—	557
Impairment	—	—	—	—	—	—	—	—	—	—	(23)	—	(23)
Amortization	—	(81)	—	—	—	—	—	—	—	—	—	(24)	(105)
Balance as of December 31, 2007	5,511	(81)	—	—	557	—	—	—	—	—	201	(201)	5,987
Acquisition of Solucorp license	—	—	2,000	—	—	—	—	—	—	—	—	—	2,000
Adjustment of intangibles in additional investment in DSIT (see Note 3(c))	—	—	—	—	(250)	—	—	—	—	—	—	—	(250)
Intangibles created in acquisition of Coreworx (see Note 3(a))	—	—	—	—	—	—	3,274	—	399	—	—	—	3,673
Intangibles in additional investment in DSIT (see Note 3(c))	—	—	—	—	210	—	—	—	—	—	—	—	210
Amortization	—	(552)	—	(128)	—	(48)	—	(71)	—	(14)	—	—	(813)
Cumulative translation adjustment	—	—	—	—	6	—	(409)	2	(50)	1	—	—	(450)
Balance as of December 31, 2008	$5,511	$(633)	$2,000	$(128)	$523	$(48)	$2,865	$(69)	$349	$(13)	$201	$(201)	$10,357

*    Accumulated amortization

**   SCR Technologies includes regeneration, rejuvenation and on-site cleaning technologies associated with SCR-Tech

Amortization in respect of intangible assets amounted to $39, $105 and $813 for 2006, 2007 and 2008, respectively. In 2008, no impairments were found to the Company’s intangible assets.

Amortization expense with respect to intangible assets is estimated to be $1,074 per year for each of the years ending December 31, 2009 through 2013.

NOTE 16—SHORT-TERM BANK CREDIT, CONVERTIBLE DEBENTURES AND OTHER DEBT

(a)	Lines of credit

In October 2008, the subsidiaries of the Company’s CoaLogix subsidiary received a $2,000 formula based line-of-credit from a U.S. bank, $250 of which was being used at December 31, 2008. The line-of-credit is for a period of one year (expiring in October 2009) and bears interest at 4% (prime plus 0.75% ). (The prime rate at December 31, 2008 was 3.25%). The line-of-credit is subject to certain financial covenants. CoaLogix was in violation with one of its financial covenants at December 31, 2008, but received a waiver from the bank with respect to the violation.

In addition, the Company’s DSIT subsidiary has a line-of-credit of approximately $526 from an Israeli bank, of which $191 was being used at December 31, 2008 (net of secured deposits).  The line-of-credit is subject to certain financial covenants. DSIT was in compliance with its financial covenants at December 31, 2008. The line-of-credit expires on March 31, 2009 at which time it may be renewed (generally for a term of one year) under terms agreeable to both DSIT and the bank. The line-of-credit is denominated in NIS and bear interest at a weighted average rate of the Israeli prime rate per annum plus 3.0% (at December 31, 2007, plus 1.5%).The Israeli prime rate as of December 31, 2008 was 4.0% (December 31, 2007, 5.5%).

(b)	Private Placement of Convertible Redeemable Subordinated Debentures

On March 30, 2007, the Company conducted an initial closing of a private placement of its Debentures.  At the initial closing the Company issued $4,281 principal amount of the Debentures, at par, and received gross proceeds in the same amount.  On April 11, 2007, the Company conducted a second and final closing of a private placement of its Debentures.  At the second closing the Company issued $2,605 principal amount of the Debentures, at par, and received gross proceeds in the same amount.  On December 18, 2007, the Company decided to redeem all outstanding Debentures.  All the unconverted Debentures outstanding were redeemed on January 29, 2008 (see below).

The Debentures provided that from the date of issuance of the Debentures to and including, the first anniversary of the closing, 50% of the outstanding principal amount of the Debentures were to be convertible into shares of the Company’s Common Stock at a price of $3.80 per share and that following the first anniversary of the closing, the Debentures were to be convertible up to the entire principal amount then outstanding.  During 2007, $480 of the Debentures were converted into shares of the Company’s Common Stock resulting in the issuance of 126,263 shares.

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

By the terms of the offering, each subscriber, in addition to the Debentures, received a warrant exercisable for the purchase of a number of shares equal to 25% of the principal amount of the Debentures purchased by such subscriber, divided by the conversion price of $3.80, resulting in the issuance of Warrants to purchase 281,656 shares at the initial closing and 171,391 shares at the second and final closing.  The Warrants are exercisable for shares of the Company’s Common Stock for five years at an exercise price of $4.50 per share and are callable by the Company at any time after the effectiveness of the registration statement and provided that the registration statement has been effective during the period of notice and is effective at the time of the call, the Warrants are subject to call for cancellation, at the option of the Company, on 20 business days notice, upon the Common Stock having achieved a volume weighted average price of $6.00 or more for 20 consecutive trading days.  The Company allocated $531 to the value of the warrants based on a valuation performed by an independent consultant who utilized the Black Scholes method and applied a discount reflecting the callable feature embedded in the warrant.  The value allocated to the warrants was reflected as a discount to the total Debenture amount and was initially to be charged to interest expense over the four-year life of the Debenture.  The period of amortization of the warrants was accelerated in December 2007 as a result of the previously noted decision to redeem all the outstanding Debentures in 2008.  In the year ended December 31, 2007, the Company recorded interest expense of $186 with respect to these warrants.

The Debentures bore interest at the rate of 10% per annum, payable quarterly and had a scheduled maturity of March 30, 2011.  The Debentures provided that if the Company failed to redeem at least 50% of the total outstanding principal amount of the Debentures, together with interest accrued thereon, by the first anniversary of the initial closing, the annual rate of interest payable on the Debentures would be increased to 12%.  As noted above, all the unconverted Debentures outstanding were redeemed on January 29, 2008 (see below).

In connection with the offering, the Company retained a registered broker-dealer to serve as placement agent.  In accordance with the terms of the agreement, the placement agent received a 7% selling commission, 3% management fee, and 2% non-accountable expense allowance, out of the gross proceeds of the offering.  In addition, the placement agent was entitled to and received warrants on substantially the same terms as those issued to the subscribers, exercisable for the purchase of the number of shares equal to 10% of the total principal amount of the Debentures sold, divided by the conversion price of $3.80.  Out of the gross proceeds received, the Company paid the placement agent commissions and expenses of $864 and issued to the placement agent warrants to purchase 181,211 shares of Common Stock.  The value of the warrants issued to the placement agent was determined to be $213 based upon the valuation performed by the independent consultant mentioned above.  In addition, the Company paid various other transaction costs of $182.  The total debt origination costs of $1,259 were reflected as a discount against the total Debenture amount and were initially charged to interest expense over the four year life of the Debentures.  The period of amortization of the debt origination costs was accelerated in December 2007 as a result of the previously noted decision to redeem all the outstanding Debentures in 2008.  In the year ended December 31, 2007, the Company recorded interest expense of $364 with respect to these debt origination costs.  At December 31, 2007, the net balance of the debt origination costs of $895 was included in Other Current Assets (see Note 13).

On January 29, 2008 the Company completed the redemption of all of its outstanding Debentures.  Subsequent to the Company’s announcement of redemption, the holders of the debentures elected to convert approximately $2,963 into approximately 780,000 shares of the Company’s common stock, at a conversion price of $3.80 per share. The remaining $3,443 principal amount of Debentures was redeemed in accordance with the notice of redemption. As a result of the early redemption of the Debentures, the remaining balance of unamortized beneficial conversion features, warrants and debt origination costs of $3,064 was written off to interest expense in the first quarter of 2008. In accordance with applicable accounting standards, the Company recorded a non-cash gain of $1,259 on the redemption of the Debentures from the reacquisition of the beneficial conversion feature.

(c)	Notes Payable

As part of the purchase of the Coreworx shares on August 13, 2008, (see Note 3(a)), the Company entered into agreement with the former shareholders of Coreworx to pay a total of $3,400 aggregate principal on one-year promissory notes. The notes bear interest at a rate of 8% per year and is payable quarterly. The entire principal balances on the notes are due on August 13, 2009.

(d)	Debt summary

At December 31, 2007, short and long-term debt included bank debt representing loans received by DSIT from Israeli banks denominated in NIS and capital lease obligations. The loans received by DSIT were repaid in 2008.

	As of December 31,
	2007	2008
Lines of credit	$590	$441
Bank debt – DSIT	167	—
Notes payable	—	3,400
Capital lease obligations	16	4
Total debt	773	3,845
Less: Lines-of-credit	(590)	(441)
Less: Notes payable	—	(3,400)
Less: Current portion of debt and capital lease obligations	(171)	(4)
Long-term bank debt	$12	$—

At December 31, 2007, all bank debt was denominated in NIS and was unlinked.  With respect to the bank debt and lines of credit for DSIT (see (a) above), a lien in favor of the Israeli banks was placed on DSIT’s assets.  In addition, the Company has guaranteed DSIT’s lines of credit to Israeli banks. With respect to the bank debt and lines of credit for CoaLogix (see (a) above), a lien in favor of the U.S. bank was placed on CoaLogix’s assets with the exception of CoaLogix’s intellectual property. The U.S. bank took a double-negative pledge on CoaLogix’s intellectual property.

NOTE 17—OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of December 31,
	2007	2008
Taxes payable	$1,107	$302
Advances from customers	77	2,476
Accrued expenses	2,485	1,547
Warranty provision	107	8
Other	68	17
	$3,844	$4,350

NOTE 18—LIABILITY FOR EMPLOYEE TERMINATION BENEFITS

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

The liability is partially funded by sums deposited in dedicated funds in respect of employee termination benefits.  The Company may only utilize the insurance policies for the purpose of disbursement of severance pay.  For certain Israeli employees, the Company’s liability is covered mainly by regular contributions to defined contribution plans.  These funded amounts are not reflected in the balance sheets, since they are not under the control and management of the Company.

(b) Severance pay expenses amounted to approximately, $412, $235 and $338 for the years ended December 31, 2006, 2007 and 2008, respectively.

(c) The Company expects to contribute approximately $216 to the insurance policies in respect of its severance pay obligations in the year ending December 31, 2009.

(d) The Company does not expect to pay any future benefits to its employees upon their normal retirement age during the years 2009 to 2013 and expects to pay $1,390 during the years 2014 to 2018. The liability as at December 31, 2008 for future benefit payments in the next ten years is included in these financial statements in “liability for employee termination benefits”. The liability for future benefits does not reflect any amounts already deposited in dedicated funds with respect to those employees (see “a” above).  The amounts due  were determined based on the employees’ current salary rates and the number of service years that will be accumulated upon their retirement date.  These amounts do not include amounts that might be paid to employees that will cease working with the Company before their normal retirement age.

NOTE 19—COMMITMENTS AND CONTINGENCIES

(a)	Leases of Property and Equipment

Office rental and automobile leasing expenses, for 2006, 2007 and 2008, were $586, $560 and $1,252, respectively.  The Company and its subsidiaries lease office space and equipment under operating lease agreements.  Those leases will expire on different dates from 2009 to 2012.Future minimum lease payments on non-cancelable operating leases as of December 31, 2008 are as follows:

Years ending December 31,
2009	$1,212
2010	1,082
2011	720
2012	370
2013	27
2014 and thereafter	—
$3,411

(b)	EnerTech III

In August 2007, the Company committed to invest up to $5,000 over a ten-year period in EnerTech. To date, the Company has received and funded capital calls of $1,150 to EnerTech III (see Note 7(b)).

(c)	Guarantees

The Company’s DSIT subsidiary has provided various performance, advance and tender guarantees as required in the normal course of its operations.  As at December 31, 2008, such guarantees totaled approximately $3,857 and were due to expire through 2010.  As a security for a portion of these guarantees, the Company has deposited with an Israeli bank $2,736 which is shown as  a restricted deposit ($2,157 as a current restricted deposit and $579 as a non-current restricted deposit) on the Company’s Consolidated Balance Sheets.  The Company expects the majority of the restricted deposit to be released in early 2009.

See Note 16(a) with respect to guarantees on the Company’s lines of credit.

(d)	Litigation

On August 13, 2008, EES filed suit against CoaLogix and its CEO in the United States District Court for the District of Connecticut alleging claims for tortuous interference with contract, fraudulent misrepresentation, conversion, unfair trade practices and unjust enrichment. EES’ claims arise largely out of a series of business relationships that existed between EES, CoaLogix and Solucorp. The suit seeks unspecified damages in addition to disgorgement of all revenues CoaLogix has earned from its dealings with Solucorp. CoaLogix denies any liability and intends to defend this lawsuit in the event that a favorable settlement is not reached.  The Company believes EES’s claims to be without merit, however, at this point, the Company cannot estimate what the final outcome of the suit might be. No provision has been recorded with respect to the suit against CoaLogix and its CEO.

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

NOTE 20—SHAREHOLDERS’ EQUITY

(a)	General

The Company is authorized to issue 20,000,000 shares of Common Stock.  At December 31, 2008 the Company had issued and outstanding 12,454,528 shares of its Common Stock, par value $0.01 per shareholders of Common Stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company. Holders of Common Stock do not have subscription, redemption, conversion or other preemptive rights. Holders of the Common Stock are entitled to elect all of the Directors on the Company’s Board.  Holders of the Common Stock do not have cumulative voting rights, meaning that the holders of more than 50% of the Common Stock can elect all of the Company’s Directors.  Except as otherwise required by Delaware General Corporation Law, all stockholder action is taken by vote of a majority of shares of Common Stock present at a meeting of stockholders at which a quorum (a majority of the issued and outstanding shares of Common Stock) is present in person or by proxy or by written consent pursuant to Delaware law (other than the election of Directors, who are elected by a plurality vote).

The Company is not authorized to issue preferred stock.  Accordingly, no preferred stock is issued or outstanding.

(b)	Employee Stock Options

The Company’s stock option plans provide for the grant to officers, directors and other key employees of options to purchase shares of common stock.  The purchase price must be paid in cash.  Each option is exercisable to one share of the Company’s common stock.  Most options expire within five to ten years from the date of the grant, and generally vest over three year period from the date of the grant. At December 31, 2008, 362,500 options were available for grant under the 2006 Stock Incentive Plan and 250,000 options were available for grant under the 2006 Director Plan.

A summary of the Company’s option plans with respect to employees as of December 31, 2006, 2007 and 2008, as well as changes during each of the years then ended, is presented below:

	2006		2007		2008
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	1,565,335	$2.49	1,867,835	$2.51	1,403,000	$3.07
Granted at market price	740,000	$2.84	201,000	$4.44	270,000	$4.44
Granted at discount to market price	—	—	79,000	$3.50	—	—
Exercised	(165,833)	$1.72	(538,168)	$1.48	(40,000)	$2.54
Forfeited or expired	(271,667)	$3.84	(206,667)	$3.63	(50,000)	$4.12
Outstanding at end of year	1,867,835	$2.51	1,403,000	$3.07	1,583,000	$3.29
Exercisable at end of year	1,501,157	$2.43	1,182,665	$2.81	1,282,164	$2.30

In connection with the stock option exercises during the years ended December 31, 2007 and 2008, the Company received proceeds of $795 and $102, respectively.  During the years ended December 31, 2007 and 2008, all 538,168 and 40,000 shares issued in connection with options exercises were newly issued shares. The intrinsic value of options exercised in 2007 and 2008 were $1,945 and $91, respectively.

The Company granted 740,000, 176,000 and 270,000 options to employees who are related parties in the years ended December 31, 2006, 2007 and 2008, respectively, under various option plans.  No options were exercised by related parties to purchase shares of common stock of the Company, during 2006 or 2007. During 2008, 47,500 options were exercised by a related party and 25,000 options were forfeited. As of December 31, 2006, 2007 and 2008, the number of outstanding options held by the related parties was 1,439,000, 1,243,500 and 1,478,500 options, respectively.

The weighted average grant-date fair value of the options granted to employees and directors during 2006, 2007 and 2008, amounted to $2.10, $1.91 and $2.91 per option, respectively. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2006	2007	2008
Risk-free interest rate	4.8%	4.4%	2.6%
Expected term of options, in years	3.7	2.8	5.5
Expected annual volatility	109%	59%	74%
Expected dividend yield	None	None	None

The expected term of the options is the length of time until the expected date of exercising the options.  With respect to determining expected exercise behavior, the Company has grouped its option grants into certain groups in order to track exercise behavior and create establish historical rates.  Currently, as permitted by SAB 107, the Company used the simplified method to compute the expected option term for options granted in 2006, 2007 and 2008 since the Company’s history of option exercises is too brief to have established historical rates.  The Company estimated volatility by considering historical stock volatility.  The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term.  Additionally, the Company expects no dividends to be paid.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the year ended December 31, 2008.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Stock-based compensation expense included in the Company’s statements of operations with respect to employees and directors was:

	Year ended December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
Cost of sales	$24	$25	$—
Selling, general and administrative	1,025	551	679
Loss on the sale of discontinued operations and contract settlement	315	—	—
	$1,364	$576	$679

As at December 31, 2008, the Company had a total of approximately $479 of compensation expense not yet recognized with respect to employee stock options to be recognized over a period of approximately three years.

During the year ended December 31, 2007, the Company modified the expiration date of options with two of its employees.  The Company recognized as compensation expense the incremental increase in the value of the options of $6 in selling, general and administrative expense.

During the year ended December 31, 2006, the Company modified the terms of numerous options with its employees.  In connection with the Company’s sale of Databit (see Note 10), the Company modified the expiration date for the options held by Databit employees.  No incremental compensation cost was recorded as a result of the modification.  Also in connection with the Company’s sale of Databit and contract settlement, the Company modified the expiration date and vesting date of options held by Shlomie Morgenstern (President of Databit) and George Morgenstern (our then CEO).  As a result of the modifications, the Company recognized an incremental compensation cost of $276, which was included in the loss recorded on the sale of Databit and contract settlement.

During 2006, the Company also modified the expiration date of options for certain employees, former employees and a former director.  As a result of the modification, the Company recognized as compensation expense the incremental increase in value of the options of $102 which is included in cost of sales ($17) and selling, general and administrative expense ($85).

(c)	Non-employee Stock Options

(1)           General

In 2007 and 2008, all options granted to non-employees were from the 2006 Stock Incentive Plan which permits grants to non-employees.  Previously, options granted to employees were non-plan grants or were granted from option plans which have since expired.

(2)           Non-Performance Based Options

In January 2008, the Company granted an outside consultant an option for the purchase of 10,000 shares of the Company’s Common Stock.  The options vested after six months, have an exercise price of $5.08 and expire after seven years.

The Company used the Black-Scholes valuation method to estimate the fair value of the options granted to the consultant.  The Company used a risk free interest rate of 3.3%, an expected life of seven years, an annual volatility of 76% and no expected dividends to determine the value the options granted.  The Company estimated the fair value of each option granted to be $3.66. The Company recorded $37 to selling, general and administrative expense with respect to the option granted to the consultant in the year ended December 31, 2008.

In February 2008, the Company hired a consultant to provide strategic advisory services.  In addition to monetary compensation of $175 per year, the Company granted the advisor an option for the purchase of 75,000 shares of the Company’s Common Stock.  The options provided for vesting at a rate of 12,500 shares every six months.  The options have an exercise price of $5.50 and were exercisable for seven years.  In December 2008, the Company terminated its agreement with the strategic advisor.  Only 12,500 options to purchase the Company’s Common Stock vested up until the termination of the agreement with the strategic advisor.

The Company used the Black-Scholes valuation method to estimate the fair value of the options granted to the strategic advisor.  The Company used a risk free interest rate of 2.4%, an expected life of seven years, an annual volatility of 68% and no expected dividends to determine the value the options granted.  The Company estimated the fair value of each option granted to be $3.63. The Company recorded $45 to selling, general and administrative expense with respect to the option granted to the strategic advisor in the year ended December 31, 2008.

During the year ended December 31, 2008, the Company modified the exercise price of 50,000 options previously granted to a financial advisor.  The Company recognized as compensation expense the incremental increase in the value of the options of $13 in selling, marketing, general and administrative expense. The modified options were granted in December 2007 for past services.  The options vested immediately, had an exercise price of $4.95 and expire in December 2012.

The Company used the Black-Scholes valuation method to estimate the fair value of the options to purchase the 50,000 shares of Common Stock of the Company, using a risk free interest rate of 3.5%, an expected term of five years, an annual volatility of 72% and no expected dividends.  The Company estimated the fair value of the option to be approximately $153.  During the year ended December 31, 2007, the Company recorded the $153 to selling, general and administrative expenses with respect to the options granted to the financial advisor.

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

The Company used the Black-Scholes valuation method to estimate the fair value of the option to purchase the 35,000 shares which vested over the period from the January 1, 2007 through the termination of the agreement.  The Company used a weighted average risk free interest rate of 4.8%, an expected life of five years, an annual volatility of 79% and no expected dividends to determine the value the options granted.  The Company estimated the fair value of the options granted to be approximately $117 and recorded that amount to selling, general and administrative expenses with respect to the option granted to the investor relations firm in the year ended December 31, 2007.

(3)           Performance Based Options

In August 2006, as part of the Company’s investment in Paketeria (see Note 5), the Company granted the founder and managing director of Paketeria an option to purchase 150,000 shares of the Company’s Common Stock.  The option has an exercise price of $2.80, a contractual life of five years and vests one-third upon the achievement of each of the three milestones described above in Note 5.  The first of the three milestones was met in the fourth quarter of 2006 and the second milestone was met in the third quarter of 2007. In 2008, the founder and managing director of Paketeria has agreed to forfeit his right to exercise any of the options granted to him should Paketeria fail to make payment of its debt to the Company when the debt comes due.

The Company used the Black-Scholes valuation method to estimate the fair value of the options to purchase the 150,000 shares of Common Stock of the Company, using a risk free interest rate of 5.0%, an expected life of five years, an annual volatility of 103% and no expected dividends.  At December 31, 2006, the Company estimated the fair value of the options to be approximately $385.  During the years ended December 31, 2008, 2007 and 2006, the Company recorded $25, $49 and $265, respectively to its Share in losses of Paketeria with respect to the option granted to the founder and managing director of Paketeria based on performance towards the milestones described above in Note 5.  If the third and remaining tranche of 50,000 options vests, the Company will record additional selling, general and administrative expense based on an updated Black-Scholes valuation.

(4)           Summary Information

A summary of the Company’s option plans with respect to non-employees as of December 31, 2006, 2007 and 2008, as well as changes during each of the years then ended, is presented below:

	2006		2007		2008
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	10,000	$0.91	305,000	$2.81	281,000	$3.15
Granted at market price	145,000	$2.94	50,000	$4.95	85,000	$5.45
Granted at discount to market price	150,000	$2.80	—	—	—	—
Exercised	—	—	(54,000)	$2.96	(10,000)	$0.91
Forfeited or expired	—	—	(20,000)	$2.96	(62,500)	$5.50
Outstanding at end of year	305,000	$2.81	281,000	$3.15	293,500	$3.18
Exercisable at end of year	125,000	$2.73	214,333	$3.95	235.166	$3.32

The weighted average grant-date fair value of the options granted to non-employees during 2006, 2007 and 2008, amounted to $2.47, $3.05 and $3.63 per option, respectively. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2006	2007	2008
Risk-free interest rate	5.0%	3.5%	2.5%
Expected term of options, in years	4.0	5.0	7.0
Expected annual volatility	105%	72%	69%
Expected dividend yield	None	None	None

(5)           In the years ended December 31, 2008, 2007 and 2006, the Company included $38, $270 and $473, respectively, of stock-based compensation expense selling, general and administrative expense in its statements of operations.

(d)	Summary Information of Employee and Non-Employee Options

A summary of the Company’s option plans with respect to employees and non-employees as of December 31, 2006, 2007 and 2008, as well as changes during each of the years then ended, is presented below:

	2006		2007		2008
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	1,575,335	$2.48	2,172,835	$2.55	1,684,000	$3.09
Granted at market price	885,000	$2.86	251,000	$4.54	355,000	$4.68
Granted at discount to market price	150,000	$2.80	79,000	$3.50	—	—
Exercised	(165,833)	$1.30	(592,168)	$1.61	(50,000)	$2.22
Forfeited or expired	(271,667)	$4.82	(226,667)	$3.57	(112,500)	$4.88
Outstanding at end of year	2,172,835	$2.55	1,684,000	$3.09	1,876,500	$3.27
Exercisable at end of year	1,626,157	$2.46	1,396,998	$2.96	1,517,330	$3.10

Summary information regarding the options outstanding and exercisable at December 31, 2008 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$0.88 – 1.78	245,000	1.15	$0.91	245,000	$0.91
$1.80 – 2.85	712,000	2.49	$2.55	602,000	$2.56
$2.87 – 3.90	341,000	4.06	$3.30	287,664	$3.27
$4.20 – 4.80	206,000	3.80	$4.45	172,666	$4.50
$5.08 – 6.00	372,500	5.70	$5.48	210,000	$5.77
	1,876,500			1,517,330

Stock-based compensation expense included in the Company’s statements of operations was:

	Year ended December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
Cost of sales*	$24	$25	$200
Research and development expense**	—	—	54
Selling, marketing, general and administrative expense***	1,233	820	1,120
Share of losses in Paketeria	265	49	25
Loss on the sale of discontinued operations and contract settlement	315	—	—
Total stock based compensation expense	$1,837	$894	$1,399

*           The $200 of stock compensation expense recorded in the year ended December 31, 2008 was with respect to subsidiary stock options granted – see Notes 20(f) and 20(g) below.

**           The $54 of stock compensation expense recorded in the year ended December 31, 2008 was with respect to subsidiary stock options granted – see Note 20(g) below.

***          $414 of the stock compensation expense recorded in the year ended December 31, 2008 was with respect to subsidiary stock options granted – see Notes 20(f) and 19(g) below.

As at December 31, 2008, the total compensation cost related to non-vested awards not yet recognized was approximately $527 which the Company expects to recognize over a weighted-average period of 1.5 years.

During the year ended December 31, 2008, the Company received proceeds of $111 from the exercise of options.

(e)	DSIT Stock Option Plan

In November 2006, the Company adopted a Key Employee Stock Option Plan (the “DSIT Plan”) for its DSIT subsidiary to be administrated by a committee of board members of DSIT, currently comprised of the entire board of directors of DSIT.

On December 31, 2006, DSIT granted options to purchase 3,914 of its ordinary shares, to senior management and employees of DSIT under the DSIT Plan.  The options were granted with an exercise price of NIS 1.00 ($0.24 at the then exchange rate) per share and are exercisable for a period of seven years.  The options were fully vested and exercisable at the date of grant.  The options were exercised in February 2007 and as a result, the Company’s holdings in DSIT were reduced to 58%.  In November 2007 and December 2008, the Company acquired additional shares of DSIT and increased its holdings in DSIT to 84% (see Note 3(c)).

Also on December 31, 2006, DSIT granted options to purchase 2,260 of its ordinary shares to senior management and employees of DSIT at exercise prices ranging from NIS 1.00 ($0.26) to $126.05 per share and exercisable for a period of seven years.  These options vest and become exercisable only upon the occurrence of an initial public offering of DSIT or a merger, acquisition, reorganization, consolidation or similar transaction involving DSIT.  Upon exercise of these options, the Company’s holdings in DSIT will be diluted to approximately 76%.

The purpose of the DSIT Plan for the DSIT subsidiary and associated grants is to provide incentives to key employees of DSIT to further the growth, development and financial success of DSIT.

A summary status of the DSIT Plan as of December 31, 2006 ,2007 and 2008, as well as changes during the year then ended, is presented below:

	2006		2007		2008
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	6,174	$32.05	1,524	$118.11
Granted at fair value	6,174	$32.05	—	—	—	—
Exercised	—		3,914	$0.24	—	—
Forfeited	—		736	$27.36	—	—
Outstanding at end of year	6,174	$32.05	1,524	$118.11	1,524	$118.11
Exercisable at end of year	3,914	$0.24	—	—	—	—

Summary information regarding the options under the Plan outstanding and exercisable at December 31, 2008 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$105.26 – 112.04	547	5.0	$109.68	—	—
$119.05 – $121.21	501	5.0	$119.76	—	—
$126.05	476	5.0	$126.05	—	—
	1,524		$118.11	—	—

In 2006, the Company granted an officer 759 options with a weighted average exercise price of $26.53 in the year ended December 31, 2006 under the Plan.  During 2007, 569 options with an exercise price of $0.24 were exercised by the officer.

(f)	CoaLogix Stock Option Plan

In April 2008, the Company approved the CoaLogix Inc. 2008 Stock Option Plan (the “CoaLogix Plan”) for its CoaLogix subsidiary to be administrated by the board members of CoaLogix. In July 2008, the CoaLogix Plan was amended to reflect a 25 for 1 stock split. The grants and exercise prices noted below reflect the stock split

In April 2008, CoaLogix granted options to purchase 349,275 of its ordinary shares (out of a total of 417,650 options in the CoaLogix Plan), to senior management of CoaLogix under the CoaLogix Plan. In July 2008, an additional 27,600 options were granted to employees and consultant of CoaLogix. The April 2008 and July 2008 options were granted with an exercise price of $5.05 per share and are exercisable for a period of ten years. The options vest over a four year period from the date of grant. Upon exercise of all the options in the CoaLogix Plan, the Company’s holdings in CoaLogix will be diluted from 85% to approximately 74%.

CoaLogix valued the options using a Black Scholes model using the following variables:

Stock price*	$5.05
Exercise price	$5.05
Expected term of option in years	5.9 years
Volatility**	56%
Risk-free interest rate	2.6%
Expected dividend yield	None

* The stock price was determined based upon the valuation used in the Company’s acquisition of SCR-Tech.

**   The calculated volatility for comparable companies for the expected term was used.

Based upon the above, it was determined that the options granted had a value of $2.84 per option. During the year ended December 31, 2008, $521 was recorded as stock compensation expense with respect to the abovementioned options ($170 in Cost of Sales – Catalytic Regeneration Services and $351 in Selling, General and Administrative expenses).

The purpose of the CoaLogix Plan is to provide incentives to key employees of CoaLogix to further the growth, development and financial success of CoaLogix. A summary status of the CoaLogix Plan as of December 31, 2008, as well as changes during the year then ended, is presented below:

	2008
	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—
Granted at fair value	376,475	5.05
Exercised	—	—
Forfeited	—	—
Outstanding at end of year	376,475	$5.05
Exercisable at end of year	82,719	$5.05

Summary information regarding the options under the CoaLogix Plan outstanding and exercisable at December 31, 2008 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$5.05	376,475	9.3	$5.05	82,719	$5.05

In 2008, the Company granted an officer 147,050 options with an exercise price of $5.05 in the year ended December 31, 2008 under the CoaLogix Plan.  During 2008, no options were exercised by the officer.

(g)	Coreworx Stock Option Plan

In October 2008, the Company approved the Coreworx Inc. 2008 Stock Option Plan (the “Coreworx Plan”) for its Coreworx subsidiary to be administrated by the Board members of Coreworx.

In October 2008, Coreworx granted options to purchase 6,849,000 of its ordinary shares (out of a total of 10,796,004 options in the Coreworx Plan), to senior management and employees of Coreworx under the Coreworx Plan. The options were granted with an exercise price of $0.17 per share and are exercisable for a period of ten years. For employees employed more than two years, the options vest one-third immediately with the remaining two-third vesting quarterly over a three-year period. For employees employed less than two years, the options vest quarterly over a three-year period. Upon exercise of all the options in the Coreworx Plan, the Company’s holdings in Coreworx would be diluted from 100% to 80%.

Coreworx valued the options using a Black Scholes model using the following variables:

Stock price*	$0.17
Exercise price	$0.17
Expected term of option in years	10 years
Volatility**	51.9%
Risk-free interest rate	3.75%
Expected dividend yield	None

* The stock price was determined based upon the Company’s acquisition cost in Coreworx.

**   The calculated volatility for the expected term was used.

Based upon the above, it was determined that the options granted had a value of $0.11 per option.

During the year ended December 31, 2008, $187 was recorded as stock compensation expense with respect to the abovementioned options ($38 in Cost of Sales – Software License and Service, $69 in Research and Development expense and $80 in Selling, General and Administrative expenses).

The purpose of the Coreworx Plan is to provide incentives to key employees of Coreworx to further the growth, development and financial success of Coreworx. A summary status of the Plan as of December 31, 2008, as well as changes during the year then ended, is presented below:

	2008
	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—
Granted at fair value	6,849,000	0.17
Exercised	—	—
Forfeited	—	—
Outstanding at end of year	6,849,000	$0.17
Exercisable at end of year	1,156,667	$0.17

Summary information regarding the options under the Coreworx Plan outstanding and exercisable at December 31, 2008 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$0.17	6,849,000	9.81	$0.17	1,156,667	$0.17

In 2008, the Company granted an officer 486,000 options with an exercise price of $0.17 in the year ended December 31, 2008 under the Coreworx Plan.  During 2008, no options were exercised by the officer.

(h)	Warrants

The Company has issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance.  A summary of warrant activity follows:

	2006		2007		2008
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	190,000	$2.81	614,039	$2.79	986,506	$3.89
Granted at market price	474,039	$2.80	634,258	$4.50	—	—
Exercised	—	—	(261,791)	$2.80	(202,483)	$3.23
Forfeited or expired	(50,000)	$3.00	—	—	—	—
Outstanding and exercisable at end of year	614,039	$2.79	986,506	$3.89	784,023	$4.06

The following table summarized information about warrants outstanding and exercisable at December 31, 2008:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life
	(in shares)	(in years)
$2.78	202,451	2.53
$4.50	581,572	3.26
	784,023	3.07

(i)	Stock Repurchase Program

In October, 2008, the Company’s Board of Directors authorized a share repurchase program of up to 1,000,000 shares of its common stock. The share repurchase program will be implemented at management’s discretion from time to time. During 2008, the Company acquired 63,915 shares of its common stock for $127. Previously, the Company’s Board of Directors had authorized the purchase of up to 800,000 shares of the Company’s common stock.  During 2006, the Company issued 43,333 of its treasury shares with respect to options exercised and at December 31, 2008 owned in the aggregate 841,286 of its own shares.

NOTE 21—FINANCE EXPENSE, NET

Finance expense, net consists of the following:

	Year ended December 31,
	2006	2007	2008
Interest income	$39	$163	$405
Interest expense*	(27)	(1,775)	(3,200)
Exchange gain (loss), net	(42)	27	(236)
	$(30)	$(1,585)	$(3,031)

In 2008, interest expense includes $3,064 of non-cash interest expense with respect to the amortization of debt origination costs, beneficial conversion feature and warrants associated with early redemption of the Company’s Debentures (see Note 16(b)).

In 2007, interest expense includes $1,297 of non-cash interest expense with respect to the amortization of debt origination costs, beneficial conversion feature and warrants associated with the Company’s Debentures (see Note 16(b)) and a non-cash reversal of interest expense ($209) associated with a reduction of a provision made for interest due upon the Company’s adoption of FIN 48 (see Note 22(h)).

NOTE 22—INCOME TAXES

(a)	Composition of income (loss) from continuing operations before income taxes is as follows:

	Year ended December 31,
	2006	2007	2008

Domestic	$(2,469)	$34,441	$(4,524)
Foreign	(859)	(1,163)	(791)
	$(3,328)	$33,278	$(5,315)

Income tax expense (benefit) consists of the following:

	Year ended December 31,
	2006	2007	2008
Current:
Federal	$—	$850	$(300)
State and local	—	225	(225)
Foreign	183	(627)	(26)
	183	448	(551)
Deferred:
Federal	—	(893)	893
State and local	—	—	—
Foreign	—	—	—
	—	—
Total income tax expense (benefit)	$183	$(445)	$342

(b)	Effective Income Tax Rates

Set forth below is reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year ended December 31,
	2006	2007	2008
Statutory Federal rates	34%	34%	34%
Increase (decrease) in income tax rate resulting from:
Non-deductible expenses	(1)	1	18
Deferred compensation expense	(19)	1	—
State income taxes, net	1	1	(5)
Other	3	—	(9)
Net operating loss adjustment in deferred tax assets	—	—	62
Valuation allowance	(23)	(38)	(106)
Effective income tax rates	(5)%	(1)%	(6%)

As a holding company without other business activity in Delaware, the Company is exempt from Delaware state income tax. During 2008, the Company received confirmation of the applicability of this exemption to it. Thus, beginning with the Company’s transition to Delaware in March 2006, the Company’s statutory income tax rate on domestic earnings is the federal rate of 34%.

(c)	Analysis of Deferred Tax Assets and (Liabilities)

	As of December 31,
	2007	2008
Deferred tax assets consist of the following:
Employee benefits and deferred compensation	$954	$1,113
Investments	—	1,298
Other temporary differences	360	246
Net operating loss carryforwards	891	4,000
	2,205	6,657
Valuation allowance	(1,312)	(6,657)
Net deferred tax assets	893	—
Deferred tax liabilities consist of the following:
Investments	(16,903)	—
Intangible asset basis differences	(28)	(29)
Net deferred liabilities, net	$(16,038)	$(29)

Valuation allowances relate principally net operating loss carryforwards related to Israeli companies and book-tax differences related to investments in and loans to equity investees. The change in the valuation allowance was a decrease of $12,600 and an increase of $5,345 in 2007 and 2008, respectively.  The decrease in 2007 was primarily attributable to the adjustment of the Company’s investment in Comverge to market value in accordance with FAS 115 and the utilization of net loss carryforwards from that year’s income whereas the increase in 2008 was primarily attributable to net loss carryforwards of acquired companies and the impairments of loans and investments to the Company’s equity investments which are not deductible for tax.

(d)	Summary of Tax Loss Carryforwards

As of December 31, 2008, the Company had various net operating loss carryforwards expiring as follows:

Expiration	Federal		State	Foreign
2024-2027	$5,167	*	$4,610	$5,428
Unlimited	—		—	1,404
Total	$5,167		$4,610	$6,832

* Includes approximately $4,610 of net operating loss carryforwards associated with CoaLogix whose utilization in limited to approximately $490 per year due to limits utilizing the acquired net operating loss carryforwards under Internal Revenue Service regulations following a change in control.

(e)	Taxation in the United States

On October 22, 2004, The American Jobs Creation Act (the “Act”) was signed into law.  The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act.  The Company’s foreign earnings are derived from the Company’s Israeli and Canadian subsidiaries.  Due to Israeli tax and company law constraints and DSIT’s own cash and finance needs as well as Coreworx’s cash needs, the Company does not expect any foreign earnings to be repatriated to the Company in the near future.

During the second quarter of 2008, the Company received an exemption of income taxes from the State of Delaware. Thus, effective for the period beginning with the Company’s transition to Delaware in March 2006, the Company’s effective income tax rate on domestic earnings is 34%.

(f)	Tax Reform in Israel

The income of the Company’s Israeli subsidiaries is taxed at the regular Israeli corporate tax rates. In August 2005, Amendment No. 147 to the Income Tax Ordinance was published, which reduced corporate tax rates. As a result of the amendment, the corporate tax rates are as follows: 2006 – 31% 2007 - 29%, 2008 - 27%, 2009 - 26% and for 2010 and thereafter - 25%.

(g)	Taxation in Canada

Investment tax credits, which are earned as a result of qualifying research and development expenditures made in Canada, are recognized and applied to reduce income tax expense in the year in which the expenditures are made and their realization is reasonably assured.   Investment tax credits are earned at a rate of 20% of the related expenditure and can be applied against taxes otherwise owing to the Canadian taxation authorities.  Investment tax credits earned can be carried forward applied against taxes otherwise owing to the Canadian taxation authorities for a period of 10 years.  The Company has not recorded the benefit of any earned investment tax credits as their realization has not been reasonably assured. The combined Canadian Federal and Provincial tax rates applicable to the Company’s Canadian operations are 34%.

(h)	Uncertain Tax positions (UTP):

As described in Note 2 above, the Company adopted the provisions of FIN 48 as of January 1, 2007.

As a result of the adoption of FIN 48, the Company recognized a current liability for unrecognized tax benefits in amount of $18.  In addition, as of January 1, 2007 the Company recognized interest and penalties expense, related to unrecognized tax benefits in the amounts of $152 and $135, respectively.  These changes were accounted for as a cumulative effect of a change in accounting principle that is reflected in the financial statements as an increase of $305 in the balance of accumulated deficit as of January 1, 2007.  In the year ending December 31, 2007, the initial balance of $18 for unrecognized tax benefits eliminated and the amounts recorded with respect to interest and penalties expense were reduced by $111 and $98, respectively.  In the year ending December 31, 2008, $37 for unrecognized tax benefits eliminated and the amounts recorded with respect to interest and penalties expense were reduced by $6 and $6, respectively.  As of December 31, 2007 and 2008, the amount of interest and penalties accrued on the balance sheet was $78 and $67, respectively, and is included in Other Liabilities.

Following is a reconciliation of the total amounts of the Company’s unrecognized tax benefits for the period from January 1, 2007 to December 31, 2008:

	2007	2008
Balance at January 1	$918	$247
Decreases in unrecognized tax benefits and associated interest and penalties as a result of tax positions taken during the current period	(671)	(37)
Balance at December 31	$247	$210

The Company is subject to U.S. Federal and state income tax , Canadian Federal and provincial income tax and Israeli income tax.  As of January 1, 2009, the Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2005 and for years before 2004 for state and Israeli income taxes. The Company is no longer subject to examination by Canadian Federal and provincial authorities for years before 2004.

NOTE 23—RELATED PARTY BALANCES AND TRANSACTIONS

(a)           The Company paid consulting and other fees to directors of $136, $226 and $315 for the years ended December 31, 2006, 2007 and 2008, respectively, which are included in selling, general and administrative expenses.

(b)           The Company paid legal fees for services rendered and out-of-pocket disbursements to a firm in which a principal is a former director and is the son-in-law of the Company’s Chairman of the Board, of approximately $473, $654 and $780 for the years ended December 31, 2006, 2007 and 2008, respectively.  Approximately $507 and $130 was owed to this firm as of December 31, 2007 and 2008, respectively, and is included in other current liabilities and trade accounts payable.

(c)           The former chief executive officer of the Company’s Israeli subsidiary had a loan from the subsidiary that was acquired in 2001.  On November 29, 2007, as part of the Company acquisition of the former chief executive officer’s shares in DSIT (see Note 3(c)), the loan was repaid.  The loan was denominated in NIS, was linked to the Index and bore interest at 4%.  The Company recorded interest income of $4 in each of the years ended December 31, 2006 and 2007, respectively, with respect to the loan.

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

See Note 10 with respect to the sale of the Company’s Databit subsidiary to a related party in March 2006.

See Note 20 for information related to options and stock awards to related parties.

NOTE 24—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a)	General Information

As of December 31 2008, the Company’s current operations are based upon three operating segments:

(i)           CoaLogix - SCR (Selective Catalytic Reduction) Catalyst and Management services conducted through the Company’s CoaLogix subsidiary which provides catalyst regeneration technologies and management services for selective catalytic reduction (SCR) systems used by coal-fired power plants to reduce nitrogen oxides (NOx) emissions. In addition, CoaLogix offers a new technology (MetalliFix) for the removal of heavy metals, such as mercury, from coal-fired power plants.

(ii)           Naval and RT Solutions whose activities are focused on the following areas – sonar and acoustic related solutions for energy, defense and commercial markets and other real-time and embedded hardware & software development and production.  Naval and RT Solutions activities are provided through the Company’s DSIT Solutions Ltd. subsidiary.

(iii)           Energy Infrastructure Software (EIS) Services are provided through the Company’s recently acquired Coreworx subsidiary. Coreworx provides integrated project collaboration and advanced document management solutions for the architecture, engineering and construction markets, particularly for large capital projects.

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

The following tables represent segmented data for the years ended December 31, 2008, 2007 and 2006:

	CoaLogix(*)	Naval & RT Solutions	EIS(**)	Other (***)	Total
Year ended December 31, 2008:
Revenues from external customers	$10,099	$7,032	$2,330	$1,235	$20,696
Intersegment revenues	—	146	—	—	146
Depreciation and amortization	931	165	132	33	1,228
Stock compensation expense	521	—	179	—	700
Segment gross profit	2,457	2,383	1,409	284	6,533
Segment income (loss)	(1,433)	605	(1,171)	(86)	(2,085)
Segment assets	12,548	1,102	5,400	43	19,093
Expenditures for segment assets	3,596	328	56	15	3,995
Acquired in-process research and development expense	—	—	2,444	—	2,444
Year ended December 31, 2007:
Revenues from external customers	$797	$3,472	$—	$1,391	$5,660
Intersegment revenues	—	—	—	—	—
Depreciation and amortization	129	78	—	59	266
Segment gross profit	116	1,139	—	157	1,412
Impairment of goodwill and intangible assets	—	—	—	(112)	(112)
Segment loss	(140)	(309)	—	(799)	(1,248)
Segment assets	9,911	1,149	—	84	11,144
Expenditures for segment assets	—	889	—	39	928
Year ended December 31, 2006:
Revenues from external customers	$—	$2,797	$—	$1,320	$4,117
Intersegment revenues	—	—	—	—	—
Depreciation and amortization	—	94	—	73	167
Segment gross profit	—	1,004	—	350	1,354
Impairment of goodwill	—	(40)	—	—	(40)
Segment loss	—	(155)	—	(296)	(451)
Segment assets	—	345	—	325	670
Expenditures for segment assets	—	125	—	16	141

(*)	CoaLogix’s SCR activities were acquired on November 7, 2007. Accordingly, the segment information above represents CoaLogix’s activity since that time.

(**)	EIS activities were acquired on August 13, 2008. Accordingly, the segment information above represents EIS activity only from the time since acquisition.

(***)	Represents operations in Israel that did not meet the quantitative thresholds of SFAS No. 131.

(c)           The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended and as of December 31, 2006, 2007 and 2008:

	Year ended December 31,
	2006	2007	2008
Revenues:
Total consolidated revenues for reportable segments	$2,797	$4,269	$19,461
Other operational segment revenues	1,320	1,391	1,235
Total consolidated revenues	$4,117	$5,660	$20,696

Income (loss):
Total loss for reportable segments	$(155)	$(449)	$(1,999)
Other operational segment operating loss	(296)	(799)	(86)
Total operating loss	(451)	(1,248)	(2,085)
Unallocated cost of corporate and DSIT headquarters*	(3,207)	(3,433)	(4,185)
Other income, net	330	—	—
Acquired in-process research and development (see Note 3(a))	—	—	(2,444)
Income tax benefit (expense)	(183)	445	(342)
Non-cash interest expense on convertible debentures (see Note 16 (b))	—	(1,297)	(3,064)
Gain on early redemption of convertible debentures (see Note 16(b))	—	—	1,259
Gain (loss) on private placement of equity investments (see Note 16(b))	—	(37)	7
Minority interests	—	—	248
Impairments (see Note 9)	—	—	(3,664)
Share of losses in GridSense (see Note 6)	—	—	(926)
Share of losses in Paketeria (see Note 5)	(424)	(1,206)	(1,560)
Share of losses in Comverge (see Note 4)	(210)	—	—
Gain on sale of shares in Comverge (see Note 4)	—	23,124	8,861
Gain on IPO of Comverge (see Note 4)	—	16,169	—
Discontinued operations, net of tax	78	—	—
Gain (loss) on sale of discontinued operations, net of tax	(2,069)	—	—
Consolidated income (loss)	$(6,136)	$32,517	$(7,895)

*  Includes $706, $821 and $1,229 of FAS 123R stock compensation expense for the years ending December 31, 2008, 2007 and 2006, respectively.

	As of December 31,
	2006	2007	2008
Assets:
Total assets for reportable segments	$670	$11,144	$19,093
Unallocated assets of CoaLogix headquarters	—	1,916	5,185
Unallocated assets of DSIT headquarters	4,018	5,722	5,414
Unallocated assets of Coreworx headquarters	—	—	1,898
Unallocated assets of corporate headquarters *	2,570	78,185	19,465
Total consolidated assets	$7,258	$96,967	$51,055

* In 2008, includes $ 12,632 of unrestricted cash, $2,735 of restricted deposits and $2,642 representing the value of the Company’s investment in Comverge. In 2007, includes $55,538 representing the value the Company’s investment in Comverge and $19,478 of unrestricted cash.

Other Significant Items	Segment Totals	Adjustments	Consolidated Totals
Year ended December 31, 2008
Depreciation and amortization	$1,228	$70	$1,298
Stock compensation expense	700	731	1,431
Expenditures for assets*	$3,995	15	$4,010
Year ended December 31, 2007
Depreciation and amortization	$266	$34	$300
Expenditures for assets**	928	40	968
Year ended December 31, 2006
Depreciation and amortization	$167	$37	$204
Expenditures for assets	141	8	149

*   Includes $294 for the acquisition of additional shares in DSIT, all of which was allocated to the RT Solutions segment (see Note 3(c)) and $2,000 for the acquisition of the Solucorp license which was allocated to the CoaLogix segment (see Note 15).

** Includes $740 for the acquisition of additional shares in DSIT, all of which was allocated to the RT Solutions segment (see Note 3(c)).

The reconciling items are all corporate headquarters data, which are not included in the segment information. None of the other adjustments are significant.

	As of December 31,
	2006	2007	2008
Revenues based on location of customer:
Israel	$4,034	$4,579	$7,374
United States	—	797	12,201
Other	83	284	1,121
	$4,117	$5,660	$20,696

	As of December 31,
	2006	2007	2008
Long-lived assets located in the following countries:
Israel	$445	$560	$187
Canada	—	—	168
United States	—	775	2,092
	$445	$1,335	$2,447

(d)	Revenues from Major Customers

		Consolidated Sales
		2006		2007		2008
Customer	Segment	Sales	% of Total Sales	Sales	% of Total Sales	Sales	% of Total Sales
A	Naval & RT Solutions	$881	21%	$569	10%	$796	4%
B	Naval & RT Solutions	$842	20%	$648	11%	$632	3%
C	Naval & RT Solutions	$173	4%	$1,365	24%	$3,476	17%
D	CoaLogix	—	—	$624	11%	$127	1%
E	CoaLogix	—	—	—	—	$2,887	14%
F	CoaLogix	—	—	$122	2%	$3,755	18%
G	Other	$687	17%	$555	10%	$435	2%

NOTE 25—FINANCIAL INSTRUMENTS

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments.

NOTE 26—FAIR VALUE MEASUREMENTS

Financial items measured at fair value as of December 31, 2008 are classified in the table below in accordance with the hierarchy established in SFAS 157.

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15,142	$—	$—	$15,142
Available for sale - Investment in Comverge	2,462	—	—	2,462
Total	$17,604	—	$—	$17,604

NOTE 27—SUBSEQUENT EVENTS

(a)	Acquisition of Coreworx – subsequent payment

As described in Note 3(a), a contingent payment of one-half of the net receipt (less fees) by Coreworx of monies due from the Canada Revenue Agency or the Ontario Ministry of Revenue in connection with Coreworx’s 2007 SRED Claim was due to be paid to the former shareholders of Coreworx if received within six months following the closing date. No SRED funds were received within the six month period, and accordingly, any future receipts on account of the SRED Claim, should they be received will belong entirely to the Company.

(b)	Privatization of GridSense

On February 19, 2009, a majority of the shareholders approved a plan to make GridSense a private company.  Under the plan, Acorn’s percentage ownership of the GridSense common stock once GridSense has gone private is expected to be approximately 31%. The transaction is pending regulatory approval in Canada.

(c)	Sale of Comverge shares

Through March 26, 2009, the Company sold 175,000 of its shares of Comverge and received proceeds of $1,222.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors of Acorn Energy, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 30, 2009 of Acorn Energy, Inc. related to the consolidated financial statements of Acorn Energy, Inc. which are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K.In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

March 30, 2009

/s/ Kesselman & Kesselman
Certified Public Accountants
A member of PricewaterhouseCoopers International Limited
Tel Aviv, Israel

ACORN ENERGY, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(IN THOUSANDS)

Description	Balance at the Beginning of the Year	Charged to Costs and Expenses	Other Adjustments	Balance at the End of the Year

Allowance for doubtful accounts
Year ended December 31, 2006	$18	$—	$(4)	$14
Year ended December 31, 2007	14	—	2	16
Year ended December 31, 2008	16	—	(16)	—

Valuation allowance for deferred tax assets
Year ended December 31, 2006	$12,181	$—	$1,731	$13,912
Year ended December 31, 2007	13,912	12,600	—	1,312
Year ended December 31, 2008	1,312	—	5,345	6,657