Form 10-Q
period 2009-03-31
ACORN ENERGY, INC.
filed 2009-05-14
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
 Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

        Yes ☐ No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2009
Common Stock, $0.01 par value per share	11,420,987 shares

ACORN ENERGY, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended March 31, 2009

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

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31, 2008	As of March 31, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,142	$14,698
Restricted deposit	2,157	1,958
Accounts receivable, net	4,524	4,624
Unbilled work-in-process	581	913
Inventory	1,148	1,225
Other current assets	2,080	1,477
Total current assets	25,632	24,895
Property and equipment, net	2,447	2,366
Available for sale - Investment in Comverge	2,462	1,929
Investment in GridSense	129	—
Investment in EnerTech	1,117	1,047
Funds in respect of employee termination benefits	1,677	1,579
Restricted deposit	579	525
Other intangible assets, net	10,357	9,951
Goodwill	6,342	6,221
Other assets	313	333
Total assets	$51,055	$48,846
LIABILITIES AND EQUITY
Current liabilities:
Short-term bank credit and current maturities of long-term debt	$445	$700
Notes payable	3,400	3,400
Trade accounts payable	2,285	1,748
Accrued payroll, payroll taxes and social benefits	1,314	1,114
Other current liabilities	4,350	3,270
Total current liabilities	11,794	10,232
Long-term liabilities:
Liability for employee termination benefits	2,651	2,472
Other liabilities	487	478
Total long-term liabilities	3,138	2,950
Equity:
Acorn Energy Inc. Common stock - $0.01 par value per share:
Authorized – 20,000,000 shares; Issued –12,454,528 at December 31, 2008 and March 31, 2009	124	124
Additional paid-in capital	54,735	55,144
Warrants	1,020	1,020
Accumulated deficit	(17,587)	(18,650)
Treasury stock, at cost – 841,286 and 986,939 shares for December 31, 2008 and March 31, 2009, respectively	(3,719)	(4,047)
Accumulated other comprehensive loss	(425)	(9)
Total Acorn Energy Inc. shareholders’ equity	34,148	33,582
Non-controlling interests	1,975	2,082
Total equity	36,123	35,664
Total liabilities and equity	$51,055	$48,846

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2008	2009
Sales
Catalytic regeneration services	$2,249	$5,390
Projects	1,908	1,966
Software license and services	—	1,027
Other	138	95
	4,295	8,478
Cost of sales
Catalytic regeneration services	1,491	3,535
Projects	1,307	1,219
Software license and services	—	271
Other	99	74
	2,897	5,099
Gross profit	1,398	3,379
Operating expenses:
Research and development expenses	51	276
Impairments	248	70
Selling, general and administrative expenses	2,305	4,108
Total operating expenses	2,604	4,454
Operating loss	(1,206)	(1,075)
Finance expense, net	(2,988)	(169)
Gain on early redemption of convertible debentures	1,259	—
Gain on sale of Comverge shares	—	417
Loss before taxes on income	(2,935)	(827)
Income tax benefit	642	—
Loss from operations of the Company and its consolidated subsidiaries	(2,293)	(827)
Share in losses of Paketeria	(287)	—
Share in losses of GridSense	—	(129)
Net loss	(2,580)	(956)
Net income attributable to non-controlling interests	(9)	(107)
Net loss attributable to Acorn Energy Inc.	$(2,589)	$(1,063)
Basic and diluted earnings per share attributable to Acorn Energy Inc.:
Net loss per share attributable to Acorn Energy Inc. – basic and diluted	$(0.23)	$(0.09)
Weighted average number of shares outstanding attributable to Acorn Energy Inc. – basic and diluted	11,050	11,535

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity (unaudited)
(in thousands)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling interests	Total

Balances as of December 31, 2008	12,455	$124	$54,735	$1,020	$(17,587)	$(3,719)	$(425)	$1,975	$36,123

Net income (loss)	—	—	—	—	(1,063)	—	—	107	(956)

FAS 115 adjustment on Comverge shares	—	—	—	—	—	—	625	—	625
Differences from translation of financial statements of subsidiaries	—	—	—	—	—	—	(209)	—	(209)
Comprehensive loss	—	—	—	—	—	—		—	(540)

Purchase of treasury shares	—	—	—	—	—	(328)		—	(328)

Stock option compensation	—	—	254	—	—	—	—	—	254

Stock option compensation of subsidiaries	—	—	155	—	—	—	—	—	155
Balances as of March 31, 2009	12,455	$124	$55,144	$1,020	$(18,650)	$(4,047)	$(9)	$2,082	$35,664

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three months ended March 31,
	2008	2009
Cash flows provided by (used in) operating activities:
Net loss	$(2,580)	$(956)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	290	436
Share in losses of Paketeria	287	—
Share in losses of GridSense	—	129
Exchange rate adjustment on restricted deposits	—	253
Exchange rate adjustment on amounts funded for employee termination benefits net of exchange adjustment on liability for employee termination benefits	38	(82)
Increase in liability for employee termination benefits	51	58
Deferred income taxes	(646)	—
Amortization of stock-based deferred compensation	149	409
Amortization of beneficial conversion feature, debt origination costs and value of warrants in private placement of Debentures	3,064	—
Gain on early redemption of Debentures	(1,259)	—
Impairments	248	70
Gain on sale of Comverge shares	—	(417)
Other	9	—
Change in operating assets and liabilities:
Decrease in accounts receivable, unbilled work-in process and other current and other assets	40	298
Increase in inventory	(100)	(77)
Increase in accounts payable, accrued payroll, payroll taxes and social benefits, other current liabilities and other liabilities	(978)	(1,387)
Net cash used in operating activities	(1,387)	(1,266)
Cash flows provided by (used in) investing activities:
Proceeds from sale of Comverge shares	—	1,397
Payment for DSIT shares from exercise of put option	—	(294)
Investment in GridSense	(1,153)	—
Restricted deposits	(1,388)	—
Loans to investee and potential investee companies	(2,877)	—
Transaction costs in 2007 acquisition of SCR Tech	(927)	—
Amounts funded for employee termination benefits	(16)	(57)
Acquisitions of property and equipment	(110)	(120)
Net cash provided by (used in) investing activities	(6,471)	926
Cash flows provided by (used in) financing activities:
Short-term debt borrowings, net	164	259
Repayments of long-term debt	(67)	(4)
Purchase of treasury shares	—	(328)
Redemption of Convertible Debentures	(3,443)	—
Issuance of shares to non-controlling interest in consolidated subsidiary	1,948	—
Proceeds from employee stock option and warrant exercises	121	—
Net cash used in financing activities	(1,277)	(73)
Effect of exchange rate changes on cash and cash equivalents	—	(31)
Net decrease in cash and cash equivalents	(9,135)	(444)
Cash and cash equivalents at beginning of period	19,644	15,142
Cash and cash equivalents at end of period	10,509	14,698

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three months ended March 31,
	2008	2009
Non-cash items:
Unrealized gain (loss) from Comverge shares	$(37,319)	$625
Due from broker from sale of Comverge shares	—	$178
Reduction of deferred tax liability with respect to unrealized loss from Comverge shares	$14,927

Non-cash financing and investing items
Conversion of Debentures to common stock and additional paid-in-capital	$2,963

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Effective January 1, 2009, the Company implemented Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51, or SFAS 160. This standard changed the accounting for and reporting of minority interests (now called noncontrolling interests) in the Company’s consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on the Company’s previously reported financial position or results of operations (See Note 2).

Note 2: New Accounting Standards

 In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combination”. SFAS 141R establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. SFAS 141R is effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The adoption of SFAS 141R had no material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. Prior to adoption of SFAS 160 on January 1, 2009, the Company had stopped attributing losses to its DSIT subsidiary because the losses exceeded the carrying amount of the noncontrolling interest. Upon adoption of SFAS 160, the Company prospectively attributes income and losses to the noncontrolling interests associated with DSIT. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. Other than the change in presentation of noncontrolling interests and the treatment of noncontrolling interests associated with DSIT, the adoption of SFAS 160 had no impact on the Company’s financial statements.

In March 2008, FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 amends and expands the disclosure requirements of FAS 133 to clarify how and why companies use derivative instruments. In addition, FAS 161 requires more disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial statements. Other than the required disclosures (see Note 10) the adoption of SFAS 161 had no impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position (the “FSP”) FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.”. The adoption of FSP FAS 142-3 had no impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4, "Determining Whether a Market is not Active and a Transaction is not Distressed" ("FSP FAS 157-4"), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the future impacts and disclosures of this staff position.

In April 2009, the FASB issued FASB Staff Position No. 107-1 ("FSP FAS 107-1") and APB 28-1 ("APB 28-1"), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the future impacts and disclosures of this staff position.

Note 3: Inventory

	As of December 31, 2008	As of March 31, 2009
Raw materials	$720	$633
Finished goods	428	592
	$1,148	$1,225

Note 4: Investment in Comverge Inc. (Comverge)

During the three months ended March 31, 2009, the Company sold 225,000 of its 502,500 Comverge shares held at the beginning of 2009. The Company received proceeds of $1,397 from the sales and receivable due from a broker of $178. The Company recorded a pre-tax gain of $417 on the sale of these shares.

The Company’s remaining 277,500 Comverge shares are accounted for as “available-for-sale” under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, the Company reflected its investment in Comverge based on Comverge’s share price of $6.95 at March 31, 2009 which resulted in an adjustment to the carrying value to reflect a fair market value of $1,929.

Note 5:  Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill from December 31, 2008 to March 31, 2009 were as follows:

	CoaLogix	Naval & RT Solutions	EIS	Total
Balance as of December 31, 2008	3,714	$530	$2,098	$6,342
Translation adjustment	—	(49)	(72)	(121)
Balance as of March 31, 2009	$3,714	$481	$2,026	$6,221

The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2008 to March 31, 2009 were as follows:

	SCR Technologies**		Solucorp License		Naval Technologies		Software***		Customer Relationships***		Total
	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Net
Balance as of December 31, 2008	$5,511	$(633)	$2,000	$(128)	$523	$(48)	$2,865	$(69)	$349	$(13)	$10,357
Amortization	—	(136)	—	(50)	—	(19)	—	(44)	—	(9)	(258)
Cumulative translation adjustment	—	—	—	—	(48)	6	(98)	3	(12)	1	(148)
Balance as of March 31, 2009	$5,511	$(769)	$2,000	$(178)	$475	$(61)	$2,767	$(110)	$337	$(21)	$9,951

*    Accumulated amortization

**   SCR Technologies includes regeneration, rejuvenation and on-site cleaning technologies associated with CoaLogix.

*** Software and Customer Relationships relates to the Company’s EIS segment.

All intangible assets are being amortized over their estimated useful lives, which were estimated to be ten years for SCR Technologies and the Solucorp license, seven years for Naval Technologies, sixteen years for Software and ten years for customer relationships. Amortization expense for each of the three months ended March 31, 2008 and 2009 amounted to $164 and $258, respectively.  Amortization expense with respect to intangible assets is estimated to be $1,032 per year for each of the years ending March 31, 2010 through 2014.

Note 6:  Stock Options and Warrants

 (a) Acorn Stock Options

A summary of stock option activity for the three months ended March 31, 2009 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,876,500	$3.27
Granted	307,000	$2.16
Exercised	—
Forfeited or expired	(253,667)	$2.65
Outstanding at March 31, 2009	1,929,833	$3.17	3.7 years	$532
Exercisable at March 31, 2009	1,457,330	$3.15	2.4 years	$403

The weighted average grant date fair value of the 307,000 stock options granted during the first three months of 2009 was $1.51 per share. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	70%
Expected term (years)	5.6 years
Risk free interest rate	1.8%
Expected dividend yield	None

(b) Stock-based compensation expense

Total stock-based compensation expense included in the Company’s statements of operations for the three months ended March 31, 2008 and 2009, respectively, was:

	Three months ended March 31,
	2008	2009
Cost of sales	$—	$49
Research and development expense	—	19
Selling, general and administrative expenses	149	341
Total stock based compensation expense	$149	$409

(c) Warrants

A summary of stock warrants activity for the three months ended March 31, 2009 is as follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2008	784,023	$4.06	3.1 years
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding and exercisable at March 31, 2009	784,023	$4.06	2.8 years

Note 7: Share Repurchase Program

On October 6, 2008, the Board of Directors of the Company authorized a share repurchase program of up to 1,000,000 shares of its common stock. The share repurchase program is being implemented at management’s discretion from time to time. During the period from January 1, 2009 to March 31, 2009, the Company repurchased 145,653 shares of its common stock at an average price of $2.25 per share. As at March 31, 2009, the Company repurchased a total of 209,568 shares of its common stock under the program.

Note 8: Warranty Provision

The following table summarizes the changes in accrued warranty liability from the period from December 31, 2008 to March 31, 2009:

Gross Carrying Amount
Balance at December 31, 2008	$256
Warranties issued and adjustment of provision	4
Warranty claims	—
Balance at March 31, 2009*	$260

* $20 of the warranty provision is included in Other Current Liabilities and $240 in Other Liabilities at March 31, 2009.

The Company’s warranty provision is based upon the Company’s estimate of costs to be incurred during the warranty period.

Note 9: Fair Value Measurement

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This provision of SFAS No. 157 was effective for the Company beginning on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements, because the Company did not have any non-financial assets or non-financial liabilities recognized or disclosed at fair value at the adoption date.

SFAS No. 157 defines fair value for financial reporting as the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date. The fair value measurement of our financial assets utilized assumptions categorized as observable inputs under SFAS No. 157. Observable inputs are assumptions based on independent market data sources.

The following table sets forth information regarding the fair value measurement of our financial assets as of March 31, 2009:

	Level 1	Level 2	Level 3	Total

Available for sale securities	$1,929	$—	$—	$1,929

Derivative assets	3	—	—	3

Derivative liabilities	(30)	—	—	(30)

Total	$1,902	$—	$—	$1,902

Marketable securities that are classified in Level 1 consist of available-for-sale securities for which market prices are readily available. Unrealized gains or losses from available-for-sale securities are recorded in Accumulated Other Comprehensive Income (Loss). Derivative assets and liabilities that are classified in Level 1 consist of forward contracts for the purchase of NIS and Great Britain pounds (“GBP”) for which market prices are readily available. Unrealized gains or losses from forward contracts are recorded in Finance expense, net.

Note 10: Segment Information

The Company’s current operations are based upon three operating segments:

•
CoaLogix - SCR (Selective Catalytic Reduction) Catalyst and Management services conducted through the Company’s CoaLogix subsidiary which provides through its SCR-Tech, LLC subsidiary catalyst regeneration technologies and management services for selective catalytic reduction (SCR) systems used by coal-fired power plants to reduce nitrogen oxides (NOx) emissions. In addition, CoaLogix offers a new technology (MetalliFix™) through its MetalliFix LLC subsidiary for the removal of heavy metals, such as mercury, from coal-fired power plants.

•
Naval and RT Solutions whose activities are focused on the following areas – sonar and acoustic related solutions for energy, defense and commercial markets and other real-time and embedded hardware & software development and production. Naval and RT Solutions activities are provided through the Company’s DSIT Solutions Ltd. subsidiary.

•
Energy Infrastructure Software (EIS) services are provided through the Company’s Coreworx subsidiary which was acquired in August 2008. Coreworx provides integrated project collaboration and advanced document management solutions for the architecture, engineering and construction markets, particularly for large capital projects. As these activities were acquired in August 2008, there are no comparative results reported for these activities for the three month period ended March 31, 2008.

Other operations include various operations that do not meet the quantitative thresholds of SFAS No. 131.

	CoaLogix	Naval and RT Solutions	EIS	Other	Total
Three months ended March 31, 2009:
Revenues from external customers	$5,390	$1,796	$1,027	$265	$8,478
Intersegment revenues	—	5	—	—	5
Segment gross profit	1,855	719	755	50	3,379
Segment income (loss)	576	198	(827)	(42)	(95)
Stock compensation expense	101	2	54	—	157

Three months ended March 31, 2008:
Revenues from external customers	$2,249	$1,682	$—	$364	$4,295
Intersegment revenues	—	—	—	—	—
Segment gross profit	758	564	—	76	1,398
Segment income (loss)	183	83	—	(35)	231
Stock compensation expense	—	—	—	—	—

Reconciliation of Segment Income (Loss) to Consolidated Net Income

	Three months ended March 31,
	2008	2009
Total income (loss) for reportable segments	$266	$(53)
Other operational segment loss	(35)	(42)
Total operating income (loss)	231	(95)
Share of losses in Paketeria	(287)	—
Share of losses in GridSense	—	(129)
Impairments	(248)	(70)
Non-controlling interest	(9)	(107)
Gain on sale of Comverge shares	—	417
Gain on early redemption of Convertible Debentures	1,259	—
Interest expense associated with early redemption of Convertible Debentures	(3,064)	—
Income tax benefit	642	—
Net loss of corporate headquarters and other unallocated costs*	(1,113)	(1,079)
Net loss attributable to Acorn Energy Inc.	$(2,589)	$(1,063)

* Includes stock compensation expense of $149 and $252 for the three month periods ending March 31, 2008 and 2009, respectively.

Note 11: Subsequent Events

CoaLogix

On April 8, 2009, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with the Company’s 85% owned CoaLogix Inc. subsidiary, EnerTech Capital Partners III L.P. (“EnerTech”) and certain members of CoaLogix’s senior management pursuant to which each of the Company and EnerTech each agreed to purchase from CoaLogix 781,111 shares of common stock for a purchase price of $5,624, and certain members of CoaLogix’s senior management agreed to purchase 36,111 shares of common stock of CoaLogix for an aggregate purchase price of $260.  The Purchase Agreement provides that the Company, EnerTech and senior management will purchase such shares of common stock in installments as funding is needed by CoaLogix for plant expansion, technology development, legal expenses and computer software.  Following completion of the stock purchase under the Purchase Agreement, the Company would own approximately 72.3% of CoaLogix. The Company’s, EnerTech’s and senior management’s share of the initial funding under the Purchase Agreement is $2,140 of which $1,046 was the Company’s share. All these funds were transferred to CoaLogix in April 2009. As a result of this transfer, the Company’s holdings in CoaLogix were diluted to approximately 81.7%

Capital Call by EnerTech

In April 2009, the Company received a capital call of $500 from EnerTech Capital Partners III L.P. (“EnerTech”) relating to the Company’s investment in EnerTech.  The Company funded the capital call in April 2009.  The Company’s has currently funded $1,650 of its $5,000 investment commitment in EnerTech.

SRED Claim

In April 2009, the Company’s Coreworx subsidiary received a proposal from the Canada Revenue Agency of the Ontario Ministry of Revenue in connection with Coreworx’s 2007 scientific research and experimental development tax credit refund claim or Ontario innovation tax credit refund claim for 2007 (collectively, the “SRED Claim”). Under the proposal, Coreworx expects to receive approximately CDN$743 ($589) net of contingency fees plus interest. The Company expects the funds to be received during the second quarter of 2009.

Share Repurchase Program

During the period from April 1 2009 to May 8, 2009, the Company purchased 46,602 shares of its common stock at an average price of $2.52 per share under its Stock Repurchase Program and has repurchased a total of 256,170 shares of common stock under the program.
.
Investment in Comverge

During the period from April 1, 2009 to May 8, 2009, the Company sold 134,000 of its shares of Comverge and received proceeds of $1,010. As of May 8, 2009, the total market value of the Company’s remaining 143,500 Comverge shares was approximately $1,217 based on a May 8, 2008 closing market price of $8.48 per share.

ACORN ENERGY, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations.  Certain of these factors are discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Developments

Additional Investment in CoaLogix

On April 8, 2009, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with our 85% owned CoaLogix Inc. subsidiary (“CoaLogix”), EnerTech Capital Partners III L.P. (“EnerTech”) and certain members of CoaLogix’s senior management pursuant to which we and EnerTech each agreed to purchase from CoaLogix 781,111 shares of common stock for a purchase price of $5.6 million, and certain members of CoaLogix’s senior management agreed to purchase 36,111 shares of common stock of CoaLogix for an aggregate purchase price of approximately $260,000.  The Purchase Agreement provides that Acorn, EnerTech and senior management will purchase such shares of common stock in installments as funding is needed by CoaLogix for plant expansion, technology development, legal expenses and computer software.  Following completion of the stock purchase under the Purchase Agreement, we would own approximately 72.3% of CoaLogix. Acorn’s, EnerTech’s and senior management’s share of the initial funding under the Purchase Agreement was $2,140,000 of which $1,046,000 was the Company’s share. All these funds were transferred to CoaLogix in April 2009. As a result of this transfer, our holdings in CoaLogix were diluted to approximately 81.7%.

Clean Air Mercury Rule

On February 23, 2009, the U.S. Supreme Court refused to hear an appeal of the earlier decision by the U.S. Circuit Court of Appeals for the D.C. Circuit which vacated the Clean Air Mercury Rule (“CAMR”).  With this decision, CAMR is no longer effective.  CAMR was the federal government’s attempt to reduce mercury emissions from coal-fueled power plants, and with the vacature of CAMR there is no current federal regulation directly addressing reduction of mercury emissions from coal-fueled power plants.  The Environmental Protection Agency is expected to promulgate new regulations restricting mercury emissions; however, there is no way to predict when such new regulations will be promulgated or effective.  The lack of federal regulations restricting mercury emissions could cause a delay for the demand for MetalliFix by utilities, and could have a negative impact upon CoaLogix’s marketing and sales of MetalliFix.

SRED Claim

In April 2009, our Coreworx subsidiary received a proposal from the Canada Revenue Agency of the Ontario Ministry of Revenue in connection with its 2007 scientific research and experimental development tax credit refund claim or Ontario innovation tax credit refund claim for 2007 (collectively, the “SRED Claim”). Under the proposal, Coreworx expects to receive approximately CDN$743,000 ($589,000) net of contingency fees plus interest. We expect the funds to be received during the second quarter of 2009.

GridSense

On February 19, 2009, a majority of the shareholders approved a plan to make GridSense a private company by GridSense transferring its grid monitoring business to a newly formed Australian corporation that will be owned by certain of the significant shareholders of GridSense including Acorn Energy.  Under the plan, the debt of CDN$750,000 ($595,000) owed by GridSense to the Company will be continue to be owed by GridSense’s Australian operating subsidiary.  Our percentage ownership of the newly formed Australian corporation once GridSense has gone private is expected to be approximately 31.2%.  The going-private transaction is expected to be effective in the second quarter of 2009.

Comverge

During the period from April 1, 2009 to May 8, 2009, we sold 134,000 of our shares of Comverge and received proceeds of approximately $1.0 million. As of May 8, 2009, the total market value of our remaining 143,500 Comverge shares was approximately $1.2 million based on a May 8, 2008 closing market price of $8.48 per share.

Share Repurchase Program

During the period from April 1, 2009 to May 8, 2009, we continued to purchase our shares under our Stock Repurchase Program. During that period, we purchased 46,602 shares of our common stock at an average price of $2.52 per share.

Overview and Trend Information

During the 2009 period included in this report, we had operations in three reportable segments: providing catalyst regeneration technologies and management services for SCR systems through our CoaLogix subsidiary, Naval and RT Solutions which is conducted through our DSIT subsidiary and Energy Infrastructure Software (“EIS”) services provided through our Coreworx subsidiary which was acquired in August 2008.  Accordingly, our results for the three month period ending March 31, 2009 does not include comparative information for the three month period ending March 31, 2008 with respect to Coreworx’s results.

The following analysis should be read together with the segment information provided in Note 10 to the interim unaudited consolidated financial statements included in this quarterly report.

CoaLogix

Our CoaLogix segment reported significantly increased revenues in the first quarter of 2009 as compared to the first quarter of 2008 as well as increased gross profit, gross margin and net income.

Revenues of $5.4 million represent an increase of approximately $3.1 million or 140% in the first quarter of 2009 as compared to the first quarter of 2008. First quarter 2009 revenues also reflected an increase of $0.7 million or 16% over fourth quarter 2008 revenues of $4.7 million. The increase in revenues was due to increased penetration in the regeneration market combined with the ability to process more SCR modules facilitated by the completion of a plant expansion in the fourth quarter 2008.

Gross profit in the first quarter of 2009 increased by approximately $1.1 million or 145% over first quarter 2008 gross profit. The increase in gross profit was due to the increased revenues as CoaLogix’s gross margin remained stable at 34% for both periods.

During the quarter, CoaLogix received new orders totaling $4.3 million and at the end of March 2009 had a backlog of $7.2 million. Based on our backlog, we expect that revenues in the coming quarters will continue to be above 2008 levels. However, we do expect revenues in the second and third quarters of 2009 to be below first quarter sales due to seasonal factors.  Revenues and margins for the second and third quarters are generally lower than those of first and fourth quarters due to seasonal factors since power plants do not schedule service of their catalyst systems during the spring and summer ozone months.

As noted above in “Recent Developments”, on April 8, 2009, we entered into the Purchase Agreement with CoaLogix, EnerTech and certain members of CoaLogix’s senior management pursuant to which Acorn and EnerTech each agreed to purchase from CoaLogix 781,111 shares of common stock for a purchase price of $5.6 million, and certain members of CoaLogix’s senior management agreed to purchase 36,111 shares of common stock of CoaLogix for an aggregate purchase price of approximately $260,000.  Proceeds of the sale of the common stock will be used by CoaLogix for plant expansion, technology development, legal expenses and computer software.

Naval & RT Solutions

In February 2009, DSIT received a $2.3 million order for its AquaShield™ underwater security system. This order follows $1.7 million order for another AquaShield™ underwater security system in January 2009.

Our Naval & RT Solutions segment reported increased revenues in the first quarter of 2009 as compared to the first quarter of 2008 as well as increased gross profit, gross margin and net income.

First quarter 2009 revenues of $1.8 million represents a slight increase of approximately $0.1 million or 7% as compared to the first quarter of 2008. First quarter 2009 revenues also reflected a slight increase of $0.1 million or 6% compared to fourth quarter 2008 segment revenues of $1.7 million. The increase in revenues as compared to the first quarter of 2008 was due to the revenues recorded with respect to the above-mentioned AquaShield™ orders which offset the loss of revenues from the near completion of a large project in the fourth quarter of 2008.

Gross profit in the first quarter of 2009 increased by approximately $0.2 million or 28% over first quarter 2008 gross profit. Gross margins increased in the first quarter of 2009 to 40% as compared to 34% in the first quarter of 2008. The increase in gross profit was due primarily to the increased margins on projects as the current mix of projects has higher margins than those in 2008.

At December 31, 2008, our Naval and RT Solutions segment had a backlog of approximately $4.3 million. During the quarter, we received new orders totaling approximately $4.2 million and at the end of March 2009 had a backlog of approximately $7.0 million. Based on our backlog, we expect that revenues in the coming quarters will continue to be at least at first quarter 2009 levels.

Coreworx

As noted above in “Recent Developments, in April 2009, our Coreworx subsidiary received a proposal from the Canada Revenue Agency of the Ontario Ministry of Revenue in connection with its 2007 scientific research and experimental development tax credit refund claim or Ontario innovation tax credit refund claim for 2007 (collectively, the “SRED Claim”). Under the proposal, Coreworx expects to receive approximately CDN$743,000 ($589,000) net of contingency fees plus interest. We expect the funds to be received during the second quarter of 2009.

As we acquired Coreworx in August 2008, its results are not included in our 2008 results. However, Coreworx’s revenues of CDN$1.3 million in the first quarter of 2009 represents an increase of CDN$1.0 million over Coreworx’s first quarter 2008 revenues of CDN$0.3 million. The increase in revenues is due to an increase in licenses sold to Chevron.

Coreworx’s gross profit in the first quarter of 2009 was CDN$1.0 million compared to 2008 first quarter gross profit of CDN$0.2 million.  The increase in Coreworx’s gross profit in 2009 was attributable to the increase in sales. Gross margin was down slightly from 82% in the first quarter of 2008 to 74% due to the mix of revenues (software license sales have higher margins than other category of sales) and a one time charge to expense in the first quarter of 2009.

During the first quarter of 2009, Coreworx began an initiative to target sales in Latin and South America in the hopes of expanding its geographic reach in the coming periods. In addition, Coreworx is considering a build up of personnel to undertake an initiative to enter into the nuclear industry space which Coreworx expects to be a rapidly growing market in the coming years. In connection with this initiative, Acorn has committed to loan Coreworx $1.0 million to provide Coreworx with the capital it needs to develop this new software product, and anticipates such loan will be made in May 2009.

In addition to the $1.0 million loan to be made by Acorn to Coreworx for development of the new project information software for the nuclear power plant industry, Coreworx will require additional working capital support in order to finance its working capital needs in 2009. This support may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional investment from us in Coreworx may be limited by the working capital needs of our corporate activities and other operating companies.

GridSense

We account for our GridSense investment the using equity method and, as such, we record approximately 24% of its income/loss in our consolidated results. We record our share of income or loss in GridSense with a lag of three months as we are not able to receive timely financial information. In the first quarter of 2009, we recorded a loss of $129,000 representing our approximate 24% share of GridSense’s losses for the period from October 1, 2008 to December 31, 2008 as well as the amortization of certain intangible assets acquired by us in our initial investment. As our investment in GridSense has been reduced to zero, we will no longer record equity income or loss in GridSense until such a time as our investment carrying value becomes positive.

Corporate

As noted above in “Recent Developments”, on April 8, 2009, we entered into the Purchase Agreement with CoaLogix and others, pursuant to which we agreed to purchase from CoaLogix 781,111 shares of common stock for a purchase price of $5.6 million,  with the purchase price being payable in installments. Our share of the initial funding under the Purchase Agreement was $1,046,000 and these funds were transferred to CoaLogix in April 2009. As a result of this transfer, our holdings in CoaLogix were diluted to approximately 81.7%.

Additionally, we committed to loan $1.0 million to Coreworx for Coreworx’s development of a new project information software product for the nuclear power plant industry. The loan is anticipated to be made in May 2009.

In April 2009, we received a capital call of $500,000 from EnerTech in connections with our investment in EnerTech.  We funded the capital call in April 2009. Following this capital call, we will have funded approximately $1.7 million of our $5.0 million commitment to EnerTech.

In October, 2008, our Board of Directors authorized a share repurchase program of up to 1,000,000 shares of our common stock. The share repurchase program is being implemented at management’s discretion from time to time. In the period from January 1 2009 to May 8, 2009, we purchased 192,255 shares of our common stock at an average price of $2.32 per share under our Stock Repurchase Program and have repurchased a total of 256,170 shares of our common stock under the program.

At the end of April 2009, we had corporate debt of $3.4 million related to our acquisition of Coreworx and approximately $12.4 million in unrestricted cash.  In addition, we have restricted cash of $2.6 million of which we expect a significant portion to be released in the second quarter of 2009. We continue to have significant corporate cash expenses and will continue to expend in the future, significant amounts of funds on professional fees and other costs in connection with our strategy to seek out and invest in companies that fit our target business model.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three months ended March 31, 2008 and 2009, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components.  Our results for the three months ended March 31, 2009 include the results of our newly acquired Coreworx subsidiary. As such, results for the three months ended March 31, 2009 may not be comparable to the results for the three months ended March 31, 2008 without negating the effect of Coreworx’s results. For segment data see Note 10 to the Unaudited Consolidated Financial Statements included in this quarterly report.

	Three months ended March 31,
	2008		2009		Change
	$(,000)	% of sales	$(,000)	% of sales	From 2008 to 2009
Sales	$4,295	100%	$8,478	100%	97%
Cost of sales	2,897	67	5,099	60	76
Gross profit	1,398	33	3,379	40	142
R&D expenses	51	1	276	3	441
Impairments	248	6	70	1	(72)
SG&A expenses	2,305	54	4,108	48	78
Operating loss	(1,206)	(28)	(1,075)	(13)	(11)
Finance expense, net	(2,988)	(70)	(169)	(2)	(94)
Gain on early redemption of convertible debentures	1,259	29	—		(100)
Gain on sale of Comverge shares	—		417	5
Income before taxes on income	(2,935)	(68)	(827)	(10)	(72)
Taxes on income	642	15	—		(100)
Income (loss) from operations of the Company and its consolidated subsidiaries	(2,293)	(53)	(827)	(10)	(64)
Share of losses in Paketeria	(287)	(7)	—		(100)
Share of losses in GridSense	—		(129)	(2)
Net loss	(2,580)	(60)	(956)	(11)	(63)
Net income attributable to non-controlling interests	(9)	0	(107)	(1)	1,089
Net loss attributable to Acorn Energy Inc.	$(2,589)	(60)	$(1,063)	(13)	(59)

Sales.  Sales in the first quarter of 2009 increased by $4.2 million or 97% from $4.3 million in the first quarter of 2008 to $8.5 million in the first quarter of 2009. The increase in sales is partially attributable to the inclusion of Coreworx sales of $1.0 million in the first quarter of 2009. The balance of the increase in sales is due to the increase in CoaLogix sales which increased by $3.1 million (140%) to $5.4 million compared to first quarter 2008 sales of $2.2 million. DSIT sales remained stable at $2.1 million. The increase in CoaLogix sales was due to increased penetration in the regeneration market combined with the ability to process more SCR modules facilitated by the completion of a plant expansion in the fourth quarter 2008.

Gross profit. Gross profit in the first quarter of 2009 increased by $2.0 million or 142% as compared to the first quarter of 2008. The increase in gross profit is attributable to the inclusion of Coreworx gross profit in the first quarter of 2009 of $0.8 million. In addition, both CoaLogix and DSIT recorded increased gross profits of $1.1 million (an increase of 145%) and $0.1 million (an increase of 21%), respectively. The increase in CoaLogix gross profit was wholly attributable to the increase in CoaLogix sales; gross margins for CoaLogix remained stable at 34% for both the first quarter of 2009 and 2008. Gross margin in DSIT’s Naval and RT Solutions segment increased from 34% in the first quarter of 2008 to 40% in the first quarter of 2009 due to higher margin projects worked on in 2009.

Research and development (“R&D”). R& D expenses increased from $51,000 in the first quarter of 2008 to $276,000 in the first quarter of 2009 primarily due to the inclusion of Coreworx’s $191,000 of development costs in 2009.

Impairments. In 2008, we recorded a provision of $248,000 with respect to loans made to a an affiliated company. In 2009, we recorded an impairment of $70,000 with respect to our investment in EnerTech.

Selling, general and administrative expenses (“SG&A”).  SG&A in the first quarter of 2009 increased by $1.9 million as compared to the first quarter of 2008. A portion of the increase is attributable to Coreworx’s SG&A costs of $1.3 million. CoaLogix’s SG&A costs in the first quarter of 2009 increased by $0.7 million as compared to the first quarter of 2008 reflecting increased overhead costs resulting from the company’s growth. DSIT’s SG&A costs were relatively unchanged. Corporate general and administrative costs decreased by $0.2 million reflecting the effects of our efforts to reduce costs.

Gain on early redemption of Debentures. In accordance with applicable accounting standards, we recorded a non-cash gain of approximately $1.3 million in connection with the January 2008 redemption of our convertible debentures.

Finance income (expense), net. The decrease in finance expense in the first quarter of 2009 compared with the first quarter of 2008 is due to the interest expense of $3.1 million recorded with respect to the write-off of the remaining balances of debt origination costs, warrants value and beneficial conversion features in the early redemption of our convertible debentures.

Gain on sale of Comverge shares.  In the first quarter of 2009, we sold 225,000 of our Comverge shares of and recorded a gain of $0.4 million on proceeds of $1.6 million.

Taxes on income.   In the first quarter of 2008, we recorded an income tax benefit of $0.6 million due to the recording of deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2009, we had working capital of $14.7 million, including $14.7 million of non-restricted cash and cash equivalents. Our working capital includes restricted deposits of approximately $2.0 million which we expect to be released in the second quarter of 2009. Net cash used in the three months ended March 31, 2009 was $0.4 million, of which approximately $1.3 million was used in operating activities. The primary use of cash in operating activities during the first three months of 2009 was the $1.8 and $0.2 million used by CoaLogix and Coreworx, respectively in their operations combined with the $0.4 million of cash used in our corporate operating activities. This was partially offset by the $0.9 million of cash provided by operating activities from our DSIT subsidiary.

Cash provided by investing activities of $0.9 million was primarily due to the $1.4 million of proceeds from the sale of our Comverge shares during the quarter. Those proceeds amounts were partially offset by the payment of $0.3 million for DSIT shares as a result of the exercise of a put option at the end of 2008 and $0.1 million for the acquisition of property and equipment.

Net cash of $0.1 million was used in financing activities, primarily from the purchase of treasury shares ($0.3 million) which was partially offset by new short-term borrowings.

At March 31, 2009, DSIT had approximately $478,000 in Israeli credit lines available to it by an Israeli bank, none of which was then being used. The line-of-credit is subject to certain financial covenants. DSIT was in compliance with its financial covenants at March 31, 2009. We believe that DSIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months.  This is based on continued utilization of its lines of credit and expected continued improvement of operating results stemming from anticipated growth in sales. DSIT is continuing to search for additional sources of financing to support its growth.

At March 31, 2009, CoaLogix had a $500,000 term loan and a $2 million formula based line-of-credit available to it for utilization from a bank.  At March 31, 2009, CoaLogix was utilizing $700,000 of the formula based line of credit. Both the term loan and the line-of-credit are to finance CoaLogix’s working capital and to finance its growth and  are subject to certain financial covenants. CoaLogix was in compliance with its financial covenants at March 31, 2009. We believe that CoaLogix will have sufficient liquidity to finance its operating activities from cash flow from its own operations and its bank financing over the next 12 months.

In anticipation of CoaLogix’s need to increase production capacity in order to satisfy expected increased orders from customers, in April 2009, we entered into the Purchase Agreement (see “Recent Developments”) with CoaLogix and other parties and each party agreed to purchase shares of common stock from CoaLogix for an aggregate  purchase price of approximately $11.5 million.  The Purchase Agreement provides that Acorn and others will purchase such shares of common stock in installments as funding is needed by CoaLogix for plant expansion, technology development, legal expenses and computer software.  The initial funding under the Purchase Agreement was $2.1 million which was received by CoaLogix in April 2009.

In addition to the loan of $1.0 million by us to Coreworx for development of a new project information software product for the nuclear power plant industry which we anticipate will be made in May 2009, we continue to expect that Coreworx will require additional working capital support in order to finance its working capital needs in 2009. This support may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional investment from us in Coreworx may be limited by the working capital needs of our corporate activities and other operating companies

As of May 1, 2009, the Company’s corporate operations had a total of approximately $15.0 million in cash and cash equivalents (including the $2.6 million deposited in an account as a security for a guarantee for DSIT), reflecting a $0.9 million decrease from the balance as of March 31, 2009. The decrease from March 31, 2009 includes $1.0 million that was invested in our CoaLogix subsidiary as part of the Purchase Agreement (see “Recent Developments”) and $0.5 million that was transferred to EnerTech as a result of a recent capital call. These uses of cash and cash used for our normal operating costs were partially offset by the proceeds from the continued sales of Comverge shares and the receipt of a Federal income tax refund of $0.2 million.

We believe that the cash on hand plus expected the release of restricted deposits and the cash potentially available from any sales of our holdings in Comverge as well as cash from our subsidiaries operating activities will provide more than sufficient liquidity to finance Acorn and its subsidiaries activities for the foreseeable future and for the next 12 months in particular.

Contractual Obligations and Commitments

Our contractual obligations and commitments at March 31, 2009 principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and potential severance obligations to Israeli employees and are set forth in the table below.

	Cash Payments Due During Year Ending March 31,
	(amounts in thousands)
Contractual Obligations	Total	2010	2011- 2012	2013- 2014	2015 and thereafter
Debt	$3,400	$3,400	$—	$—	$—
Operating leases	3,344	1,228	1,719	397	—
Potential severance obligations to Israeli employees (1)	2,472	—	—	—	2,472
Investment in EnerTech Capital Partners III L.P. (2)	3,850	3,850	—	—	—
Total contractual cash obligations	$13,066	$8,478	$1,719	$397	$2,472

We expect to finance these contractual commitments from cash on hand and cash generated from operations.

  (1) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and ending salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies.  As of March 31, 2009, we accrued a total of $2.5 million for potential severance obligations of which approximately $1.6 million was funded with cash to insurance companies.

(2) In August 2007, we committed to invest up to $5 million over a ten-year period in EnerTech Capital Partners III L.P. (“EnerTech”), a proposed $250 million venture capital fund targeting early and expansion stage energy and clean energy technology companies that can enhance the profits of the producers and consumers of energy.

Our obligation under this commitment is presented as a current liability, though it is uncertain as to when actual payments may be made. Through March 31, 2009, we have received and funded capital calls of $1,150,000 to EnerTech. In April 2009, we received a capital call of $500,000 from EnerTech. The capital call was funded in April 2009, and we currently have funded $1,650,000 of our $5 million commitment.

As noted in “Recent Developments”, on April 8, 2009, we entered into the Purchase Agreement with CoaLogix, EnerTech and certain members of CoaLogix’s senior management pursuant to which each of Acorn and EnerTech agreed to purchase from CoaLogix 781,111 shares of common stock for a purchase price of $5,624,000 and certain members of CoaLogix’s senior management agreed to purchase 36,111 shares of common stock of CoaLogix for an aggregate purchase price of $260,000.  The Purchase Agreement provides that Acorn, EnerTech and senior management will purchase such shares of common stock in installments as funding is needed by CoaLogix for plant expansion, technology development, legal expenses and computer software.  In April 2009, we funded $1,046,000 of the $5,624,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit incurred to finance our operations in Israel, whose net utilization at March 31, 2009 stood at zero. Our non-US dollar monetary assets and liabilities (net assets of approximately $0.1 million) in Israel are exposed to fluctuations in exchange rates. In addition, our non-US dollar monetary assets and liabilities (net liability of approximately $0.2 million) in Canada at our Coreworx subsidiary are also exposed to fluctuations in exchange rates. Furthermore, $0.7 million and $1.4 million of our backlog of projects are contracts and orders that are denominated in NIS and linked to an Israeli Ministry of Defense Index, and denominated in NIS, respectively.

In the first quarter of 2009, our DSIT subsidiary began to enter into forward contracts which did not qualify as hedging instruments under accounting principles to try to mitigate its foreign currency exposure risks. At March 31, 2009, DSIT had committed to selling NIS 1.1 million on a monthly basis during the period from April 2009 to July 2009 at an exchange rate of 4.068. In addition, At March 31, 2009, DSIT had committed to purchasing GBP 110,000 in April at an exchange rate of 1.412.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
Environmental Energy Services, Inc. v. CoaLogix, Inc.
District of Connecticut, Case No. 3:08 CV 1237 (RNC)

On August 13, 2008, Environmental Energy Services (“EES”) filed suit against CoaLogix and William McMahon, the president and chief executive officer of CoaLogix, in the United States District Court for the District of Connecticut alleging claims for tortious interference with contract, fraudulent misrepresentation, conversion, unfair trade practices and unjust enrichment.  EES’ claims arise largely out of a series of business relationships that existed between EES, CoaLogix and Solucorp Industries, Ltd. (“Solucorp”).  Beginning in 2005, EES acquired a license to distribute certain Solucorp technology related to the reduction of mercury emissions.  Subsequently, in the fall of 2007, CoaLogix entered into separate and independent business relationships with both Solucorp and EES.  While CoaLogix’s relationship with Solucorp matured into a licensing arrangement, a business relationship with EES, after further investigation and due diligence, was ultimately deemed inadvisable.  EES initially alleged that CoaLogix and its CEO utilized confidential information obtained during negotiations with EES in order to improperly seek out and broker a deal with Solucorp in violation of EES’ contractual rights.  On October 10, 2008, CoaLogix and its CEO filed a motion to have the case transferred to the Western District of North Carolina.  Simultaneously, CoaLogix and its CEO filed motions to extend all deadlines in the case until such time as the court has ruled on the motion to transfer venue.  Thereafter, on October 22, 2008, EES filed an Amended Complaint dropping CoaLogix’s CEO as a defendant and removing its claim for fraudulent misrepresentation.  The Amended Complaint seeks unspecified damages in addition to disgorgement of all revenues CoaLogix has earned from its dealings with Solucorp.  CoaLogix denies any liability and intends to vigorously defend this lawsuit in the event that a favorable settlement is not reached.  Further, CoaLogix contends that its cost of defense, together with any ultimate judgment, is the responsibility of SoluCorp due to an indemnification agreement between the companies.  SoluCorp has agreed to assume the cost of defense, but has not made a commitment regarding any ultimate judgment. The case is in the discovery phase with depositions of parties expected to commence being taken in June or July, 2009.

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

Subsequent to the filing of this lawsuit, the Hartensteins filed a motion to dismiss SCR-Tech’s claims related to breach of fiduciary duty and usurpation of corporate opportunity, and the court dismissed these two claims effective May 6, 2009.  The other claims stated against the Hartensteins in the complaint are not affected by this ruling.  Also subsequent to the filing of this lawsuit, the German Defendants filed motions to have the German Defendants dismissed on the basis of lack of jurisdiction and failure to state a claim upon which relief can be granted, and on May 6, 2009 the court granted the motion to dismiss with respect to Evonik Industries AG and denied the motion to dismiss with respect to failure to state a claim upon which relief can be granted.  Consequently, Evonik Industries AG has been dismissed as a defendant, and Evonik Energy Services GmbH and Evonik Steag GmbH remain defendants in the lawsuit.
Additionally, Evonik LLC has filed a counterclaim against SCR-Tech, for unspecified damages, alleging trade libel, abuse of process and unfair and deceptive trade practices.  SCR-Tech vehemently denies the allegations of Evonik LLC’s counterclaim and will vigorously defend against them.  The case is in the initial phase of discovery with interrogatory requests having been exchanged by some of the parties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The Company purchased, pursuant to its share repurchase program, shares of the Company’s common stock as follows for the months of January, February and March, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan[1]

January 1, 2009 – January 31, 2009	59,640	$2.15	123,555	876,445

February 1, 2009 – February 28, 2009	45,907	$2.42	169,462	830,538

March 1, 2009 – March 31, 2009	40,106	$2.21	209,568	790,432

Total	145,653	$2.25

1 The maximum number of shares that may be purchased under the share repurchase plan is 1,000,000 shares.

Item 6. Exhibits.

10.1
Form of Option Agreement between the Registrant and Joe B. Cogdell, Jr. dated January 5, 2009 (incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.2	Amendment dated as of March 31, 2009 by and between George Morgenstern and the Registrant to the Consulting Agreement dated as of March 9, 2006 by and between George Morgenstern and the Registrant.*
10.3	Common Stock Purchase Agreement dated as of April 8, 2009, by and among Acorn Energy, Inc., EnerTech Capital Partners III L.P. and the other purchasers named therein.
10.4	Amended and Restated Stockholders’ Agreement, dated as of April 8, 2009, by and among CoaLogix Inc., Acorn Energy, Inc. and the other stockholders named therein.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: May 14, 2009

	By:	/s/ Michael Barth
Michael Barth
Chief Financial Officer