Form 10-Q
period 2009-06-30
ACORN ENERGY, INC.
filed 2009-08-13
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2009
Common Stock, $0.01 par value per share	11,179,447 shares

ACORN ENERGY, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended June 30, 2009

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

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31, 2008	As of June 30, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,142	$14,612
Restricted deposit	2,157	2,592
Accounts receivable, net	4,524	3,679
Unbilled work-in-process	581	1,880
Inventory	1,148	1,544
Available for sale - Investment in Comverge	—	392
Other current assets	2,080	1,944
Total current assets	25,632	26,643
Property and equipment, net	2,447	2,497
Available for sale - Investment in Comverge	2,462	—
Investment in GridSense	129	—
Investment in EnerTech	1,117	1,537
Funds in respect of employee termination benefits	1,677	1,739
Restricted deposit	579	561
Other intangible assets, net	10,357	10,067
Goodwill	6,342	6,425
Other assets	313	344
Total assets	$51,055	$49,813
LIABILITIES AND EQUITY
Current liabilities:
Short-term bank credit and current maturities of long-term debt	$445	$200
Notes payable	3,400	3,400
Trade accounts payable	2,285	1,449
Accrued payroll, payroll taxes and social benefits	1,314	1,126
Other current liabilities	4,350	3,561
Total current liabilities	11,794	9,736
Long-term liabilities:
Liability for employee termination benefits	2,651	2,689
Other liabilities	487	561
Total long-term liabilities	3,138	3,250
Equity:
Acorn Energy Inc. Common stock - $0.01 par value per share:
Authorized – 20,000,000 shares; Issued –12,454,528 at December 31, 2008 and June 30, 2009	124	124
Additional paid-in capital	54,735	55,746
Warrants	1,020	1,020
Accumulated deficit	(17,587)	(18,307)
Treasury stock, at cost – 841,286 and 1,258,681 shares for December 31, 2008 and June 30, 2009, respectively	(3,719)	(4,781)
Accumulated other comprehensive income (loss)	(425)	57
Total Acorn Energy Inc. shareholders’ equity	34,148	33,859
Non-controlling interests	1,975	2,968
Total equity	36,123	36,827
Total liabilities and equity	$51,055	$49,813

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Six months ended June 30,		Three months ended June 30,
	2008	2009	2008	2009
Sales
Catalytic regeneration services	$3,601	$9,937	$1,352	$4,547
Projects	4,041	4,002	2,133	2,036
Software license and services	—	2,102	—	1,075
Other	260	217	122	122
	7,902	16,258	3,607	7,780
Cost of sales
Catalytic regeneration services	2,498	6,466	1,007	2,931
Projects	2,777	2,351	1,470	1,132
Software license and services	—	416	—	145
Other	197	156	98	82
	5,472	9,389	2,575	4,290
Gross profit	2,430	6,869	1,032	3,490
Operating expenses:
Research and development expenses, net of SRED credits of $1,016 in 2009	108	(348)	57	(624)
Impairments	516	80	268	10
Selling, general and administrative expenses	4,723	8,727	2,418	4,619
Total operating expenses	5,347	8,459	2,743	4,005
Operating loss	(2,917)	(1,590)	(1,711)	(515)
Gain on early redemption of convertible debentures	1,259	—	—	—
Finance income (expense), net	(2,900)	(84)	88	85
Gain on sale of Comverge shares	5,782	1,227	5,782	810
Income (loss) before taxes on income	1,224	(447)	4,159	380
Tax benefit (expense) on income	2	—	(640)	—
Income (loss) from operations of the Company and its consolidated subsidiaries	1,226	(447)	3,519	380
Share in losses of GridSense	(134)	(129)	(134)	—
Share in losses of Paketeria	(661)	—	(374)	—
Net income (loss)	431	(576)	3,011	380
Net (income) loss attributable to non-controlling interests	80	(144)	89	(37)
Net income (loss) attributable to Acorn Energy Inc.	$511	$(720)	$3,100	$343
Basic and diluted earnings per share attributable to Acorn Energy Inc.:
Net income (loss) per share attributable to Acorn Energy Inc. – basic	$0.05	$(0.06)	$0.28	$0.03
Net income (loss) per share attributable to Acorn Energy Inc. – diluted	$0.04	$(0.06)	$0.26	$0.03
Weighted average number of shares outstanding attributable to Acorn Energy Inc. – basic	11,138	11,456	11,243	11,377
Weighted average number of shares outstanding attributable to Acorn Energy Inc. – diluted	11,995	11,456	12,138	11,553

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity (unaudited)
(in thousands)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling interests	Total

Balances as of December 31, 2008	12,455	$124	$54,735	$1,020	$(17,587)	$(3,719)	$(425)	$1,975	$36,123

Net income (loss)	—	—	—	—	(720)	—	—	144	(576)

FAS 115 adjustment on Comverge shares	—	—	—	—	—	—	384	—	384
Differences from translation of financial statements of subsidiaries and equity investees	—	—	—	—	—	—	98	—	98
Comprehensive income	—	—	—	—	—	—		—	94

Purchase of treasury shares	—	—	—	—	—	(1,062)		—	(1,062)

Issuance of shares by CoaLogix to Acorn and non-controlling interests shareholders	—	—	245	—	—	—	—	849	1,094

Stock option compensation	—	—	425	—	—	—	—	—	425

Stock option compensation of subsidiaries	—	—	341	—	—	—	—	—	341
Balances as of June 30, 2009	12,455	$124	$55,746	$1,020	$(18,307)	$(4,781)	$57	$2,968	$36,827

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six months ended June 30,
	2008	2009
Cash flows provided by (used in) operating activities:
Net income (loss)	$431	$(576)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	551	893
Share in losses of Paketeria	650	—
Share in losses of GridSense	134	129
Exchange rate adjustment on restricted deposits		83
Exchange rate adjustment on amounts funded for employee termination benefits net of exchange adjustment on liability for employee termination benefits	102	(22)
Increase in liability for employee termination benefits	150	107
Deferred income taxes	10	—
Amortization of stock-based deferred compensation	610	766
Amortization of beneficial conversion feature, debt origination costs and value of warrants in private placement of Debentures	3,064	—
Gain on early redemption of Debentures	(1,259)	—
Impairments	516	80
Gain on sale of Comverge shares	(5,782)	(1,227)
Other	14	—
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable, unbilled work-in process and other current and other assets	47	(301)
Increase in inventory	(408)	(396)
Increase in accounts payable, accrued payroll, payroll taxes and social benefits, other current liabilities and other liabilities	(826)	(1,620)
Net cash used in operating activities	(1,996)	(2,084)
Cash flows provided by (used in) investing activities:
Proceeds from sale of Comverge shares	9,682	3,569
Proceeds from sale of covered calls	—	112
Investment in EnerTech	—	(500)
Payment for DSIT shares from exercise of put option	—	(294)
Investment in GridSense	(1,153)	—
Restricted deposits	(1,404)	(500)
Loans to investee and potential investee companies	(3,571)	—
Transaction costs in 2007 acquisition of SCR Tech	(956)	—
Amounts funded for employee termination benefits	(96)	(116)
Utilization of employee termination benefits	2	7
Acquisition of license	(2,000)	—
Acquisitions of property and equipment	(275)	(414)
Net cash provided by investing activities	229	1,864
Cash flows provided by (used in) financing activities:
Short-term debt borrowings, net	(590)	(241)
Repayments of long-term debt	(117)	(4)
Purchase of treasury shares	—	(1,062)
Redemption of Convertible Debentures	(3,443)	—
Issuance of shares to non-controlling interest in consolidated subsidiary	2,226	1,094
Proceeds from employee stock option and warrant exercises	755	—
Net cash used in financing activities	(1,169)	(213)
Effect of exchange rate changes on cash and cash equivalents	—	(97)
Net decrease in cash and cash equivalents	(2,936)	(530)
Cash and cash equivalents at beginning of period	19,644	15,142
Cash and cash equivalents at end of period	16,708	14,612

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six months ended June 30,
	2008	2009
Non-cash investing and finance items:
Unrealized gain (loss) from Comverge shares	$(37,570)	$384
Reduction of deferred tax liability with respect to unrealized loss from Comverge shares	$14,498
Increase in goodwill with respect to finalizing purchase price allocation	$209
Reduction in intangibles acquired with respect to finalizing purchase price allocation	$250
Reduction in value of put option with respect to finalizing purchase price allocation	$41
Conversion of Debentures to common stock and additional paid-in-capital	$2,963
Intangibles acquired by Coreworx in consideration for future royalties		$99
Adjustment of additional paid-in-capital and non-controlling interests from investment in CoaLogix by non-controlling interests		$245

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the six and three-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Note 2: New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combination”. SFAS 141R establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. SFAS 141R is effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The adoption of SFAS 141R had no material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. Prior to adoption of SFAS 160 on January 1, 2009, the Company had stopped attributing losses to its DSIT subsidiary because the losses exceeded the carrying amount of the noncontrolling interest. Upon adoption of SFAS 160, the Company prospectively attributes income and losses to the noncontrolling interests associated with DSIT. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. Other than the change in presentation of noncontrolling interests and the treatment of noncontrolling interests associated with DSIT and CoaLogix, the adoption of SFAS 160 had no impact on the Company’s financial statements.

In March 2008, FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 amends and expands the disclosure requirements of FAS 133 to clarify how and why companies use derivative instruments. In addition, FAS 161 requires more disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial statements. Other than the required disclosures (see Note 15) the adoption of SFAS 161 had no impact on the Company’s financial statements.

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

In April 2009, the Financial Accounting Standards Board (FASB) issued three related Staff Positions (FSP): (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4, (ii) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2, and (iii) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company was to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 enhances the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The Company’s adoption of these Staff Positions did not have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for the Company beginning on January 1, 2010. The Company is currently assessing the potential impacts, if any, on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2010.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial statements.

Note 3: Inventory

	As of December 31, 2008	As of June 30, 2009
Raw materials	$720	$783
Finished goods	428	761
	$1,148	$1,544

Note 4: Investment in Comverge Inc. (Comverge)

During the six months ended June 30, 2009, the Company sold 470,100 of its 502,500 Comverge shares held at the beginning of 2009.  The Company received proceeds of $3,647 (included $78 received from covered-call options and allocated to shares sold – see below) and recorded a pre-tax gain of $1,227 on the sale of these shares.

The Company’s remaining 32,400 Comverge shares are accounted for as “available-for-sale” under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, the Company reflected its investment in Comverge based on Comverge’s share price of $12.10 at June 30, 2009 which resulted in an adjustment to the carrying value to reflect a fair market value of $392.

The Company has entered into “covered-call” options for 32,100 of its remaining Comverge shares. The covered-call options obligate the Company to sell 29,200 and 2,900 of its Comverge shares in September 2009 at $10.00 and $7.50 per share, respectively, should the option holder exercise the option. In addition, during the second quarter of 2009, the Company also entered into covered-call options for its Comverge shares. The Company received proceeds of $112 as a result of these covered-call transactions of which $78 related to covered-calls which expired in the second quarter of 2009 and $34 which relates to covered-calls which will expire in the third quarter of 2009. The proceeds from the covered-call transactions were recorded as a reduction in the Company’s Investment in Comverge. At June 30, 2009, the fair market value of the remaining covered-call options was a loss of $65 which is included in Finance income (expense) and Other Current Liabilities. As a result of entering into the covered-call options, the Company has classified its remaining 32,400 shares of Comverge shares as a current asset.

Note 5:  CoaLogix

On April 8, 2009, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with the Company’s 85% owned CoaLogix Inc. subsidiary, EnerTech Capital Partners III L.P. (“EnerTech”) and certain members of CoaLogix’s senior management pursuant to which each of the Company and EnerTech agreed to purchase from CoaLogix 781,111 shares of common stock for a purchase price of $5,624, and certain members of CoaLogix’s senior management agreed to purchase 36,111 shares of common stock of CoaLogix for an aggregate purchase price of $260 for a total of $11,508.  The Purchase Agreement provides that the Company, EnerTech and senior management will purchase such shares of common stock in stages as funding is needed by CoaLogix for plant expansion, technology development, legal expenses and computer software.  Following completion of all the stages of the stock purchase under the Purchase Agreement, the Company would own approximately 72.3% of CoaLogix.

The Company’s share of the first stage of the stock purchase under the Purchase Agreement was $1,046. The Company transferred this amount to CoaLogix in April 2009 and was issued 145,254 shares of CoaLogix common stock. Concurrently, EnerTech and CoaLogix’s senior management’s share of the first stage of the stock purchase under the Purchase Agreement was $1,094. CoaLogix received these amounts from EnerTech and CoaLogix senior management in April 2009 and was issued 145,254 and 6,715 shares of CoaLogix common stock, respectively. As a result of these issuances of shares, the Company’s holdings in CoaLogix were diluted to approximately 81.7%.

As part of the Purchase Agreement, CoaLogix granted additional options to purchase ordinary shares to it senior management (see Note 11(b)). In accordance with SFAS 160, the Company recorded an increase of $245 in Additional Paid-in-Capital as a result of the $1,094 investment by non-controlling interests in April 2009.

Note 6:  Non-Controlling Interests

The following schedule presents the effects of changes in the Company’s ownership interests in its subsidiaries on the Company’s equity.

Net Income Attributable to Acorn Energy Inc. and Transfers to (from) the Noncontrolling Interest

	Six months ended
	June 30, 2008	June 30, 2009
Net income attributable to Acorn Energy, Inc.	$511	$(720)

Transfers to (from) the non-controlling interest:

Increase in Acorn Energy Inc.’s paid-in-capital from sale by CoaLogix of its shares to non-controlling interests	—	245

Net transfers from non-controlling interest	—	245

Changes from net income attributable to Acorn Energy, Inc. and transfers to (from) non-controlling interest	$511	$(475)

Note 7:  Capital Call by EnerTech

In April 2009, the Company received a capital call of $500 from EnerTech relating to the Company’s investment in EnerTech.  The Company funded the capital call in April 2009.  To date, the Company has funded $1,650 of its $5,000 investment commitment in EnerTech.

Note 8:  Privatization of GridSense

On June 15, 2009, GridSense Systems Inc. (“GSI”) effectively completed a plan which was approved by a majority of GSI shareholders in February 2009, whereby GSI transferred its grid monitoring business to a newly formed private Australian corporation known as GridSense Pty Ltd. (“GPL”). Concurrently, certain GSI shareholders (including Acorn) transferred their shares to a third party and received shares in GPL. Under the plan, GPL assumed all the debt of GSI including its debt to Acorn (CDN$750 ($645) which was previously fully written down by Acorn as an impairment). As a result, the Company’s percentage ownership in the grid monitoring business increased from approximately 23% (in GSI) to approximately 31% of the newly formed Australian corporation (GPL).  The Company recorded no gain or loss on the privatization transaction, and its investment in GPL is zero as was the Company’s investment balance in GSI prior to the going private transaction.

Note 9: Acquisition of ProExecute Licensed Technology

On April 23, 2009, the Company’s Coreworx subsidiary signed an agreement (the “Agreement”) with ProExecute LLC for the rights to its Contract Management Solution technology (“ProExecute” or “Licensed Technology”). Coreworx’s Project Information Control software is used for managing complex engineering documentation and information exchange amongst design professionals, external engineering firms and contractors. With the acquisition of ProExecute, Coreworx will now be extending the Project Information Control platform for capital projects to include an integrated contract and document management solution designed to address the complete construction contract life cycle.

Upon analysis, the Company has determined that the acquisition of ProExecute should be recorded as a business acquisition under the guidelines of SFAS No. 141(R), “Business Combinations”, as Coreworx acquired substantially all of the net assets of the ProExecute business including its core intellectual property, full use of ProExecute’s physical assets, as well as the access to all intellectual knowledge.

In accordance with SFAS No. 141(R), the Company recorded the assets acquired and the liabilities assumed (including any contractual contingencies) measured at their fair values as of the date of acquisition. The Company determined that fair value of the acquired assets on the date of acquisition was $99 all of which was allocated to License Technology – an amortizable intangible asset. Additionally, the Company recorded as a liability the fair value of expected future royalty fees payable ($81 included in other current liabilities and $18 in other liabilities) with respect to the acquisition of ProExecute.  The Licensed Technology will be amortized over a 30-month period and is included in the Software group of intangible assets in the Company’s EIS segment (see Note 10).

Note 10:  Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill from December 31, 2008 to June 30, 2009 were as follows:

	CoaLogix	Naval & RT Solutions	EIS	Total
Balance as of December 31, 2008	3,714	$530	$2,098	$6,342
Translation adjustment	—	(16)	99	83
Balance as of June 30, 2009	$3,714	$514	$2,197	$6,425

The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2008 to June 30, 2009 were as follows:

	SCR Technologies**		Solucorp License		Naval Technologies		Software***		Customer Relationships***		Total
	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Net
Balance as of December 31, 2008	$5,511	$(633)	$2,000	$(128)	$523	$(48)	$2,865	$(69)	$349	$(13)	$10,357
Acquisition (see Note 9)	—	—	—	—	—	—	99	—	—	—	99
Amortization	—	(273)	—	(100)	—	(39)	—	(97)	—	(18)	(527)
Cumulative translation adjustment	—	—	—	—	(16)	2	141	(5)	17	(1)	138
Balance as of June 30, 2009	$5,511	$(906)	$2,000	$(228)	$507	$(85)	$3,105	$(171)	$366	$(32)	$10,067

*    Accumulated amortization

**   SCR Technologies includes regeneration, rejuvenation and on-site cleaning technologies associated with CoaLogix.

*** Software and Customer Relationships relates to the Company’s EIS segment.

All intangible assets are being amortized over their estimated useful lives, whose weighted average lives were estimated to be ten years for SCR Technologies and the Solucorp license, seven years for Naval Technologies, sixteen years for Software and ten years for customer relationships. Amortization expense for each of the six months ended June 30, 2008 and 2009 amounted to $329 and $527, respectively.  Amortization expense with respect to intangible assets is estimated to be $1,189, $1,189, $1,151, $1,132 and $1,132 per year for each of the years ending June 30, 2010 through 2014.

Note 11:  Stock Options and Warrants

 (a) Acorn Stock Options

A summary of stock option activity for the six months ended June 30, 2009 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,876,500	$3.27
Granted	329,500	$2.19
Exercised	—
Forfeited or expired	(253,667)	$2.65
Outstanding at June 30, 2009	1,952,333	$3.17	3.4 years	$883
Exercisable at June 30, 2009	1,497,330	$3.15	2.3 years	$666

The weighted average grant date fair value of the 329,500 stock options granted during the first six months of 2009 was $1.54 per share. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	70%
Expected term (years)	5.7 years
Risk free interest rate	1.95%
Expected dividend yield	None

(b) CoaLogix Stock Options

In April 2009, CoaLogix granted options (the “April 2009 Options”) to purchase 81,445 of its ordinary shares to senior management of CoaLogix under the CoaLogix Inc. 2008 Stock Option Plan (the “CoaLogix Plan”). The options were granted with an exercise price of $7.20 per share and are exercisable for a period of ten years. The options are subject to a double trigger vesting schedule. The April 2009 Options will vest over a four-year term with 25% vesting after one year and the balance vesting quarterly over the following three years. In addition, the maximum cumulative number of April 2009 Options that may vest at any applicable vesting date is limited based on the amount invested by the Purchasers under the Purchase Agreement described in Note 5.

Upon exercise of all the options in the CoaLogix Plan, the Company’s holdings in CoaLogix will be diluted from 81.7% to approximately 70.1%.

CoaLogix valued the options using a Black Scholes model using the following variables:

Stock price*	$7.20
Exercise price	$7.20
Expected term of option in years	6.1 years
Volatility**	65%
Risk-free interest rate	1.8%
Expected dividend yield	None

* The stock price was determined based upon the valuation used in the Company’s recent investment in CoaLogix (see Note 5).

**   The calculated volatility for comparable companies for the expected term was used.

Based upon the above, it was determined that the options granted had a value of $4.33 per option.

A summary status of the CoaLogix Plan as of June 30, 2009, as well as changes during the six months then ended, is presented below:

	2009
	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at January 1, 2009	376,475	$5.05
Granted at fair value	81,445	7.20
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2009	457,920	$5.43
Exercisable at June 30, 2009	128,678	$5.05

(c) Stock-based compensation expense

Total stock-based compensation expense included in the Company’s statements of operations for the six and three months ended June 30, 2008 and 2009, respectively, was:

	Six months ended June 30, 2008	Six months ended June 30, 2009	Three months ended June 30, 2008	Three months ended June 30, 2009
Cost of sales	$57	$98	$57	$49
Research and development expense	—	40	—	21
Selling, general and administrative expenses	542	628	393	287
Share of losses in Paketeria	11	—	11	—
Total stock based compensation expense	$610	$766	$461	$357

(d) Warrants

A summary of stock warrants activity for the six months ended June 30, 2009 is as follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2008	784,023	$4.06	3.1 years
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding and exercisable at June 30, 2009	784,023	$4.06	2.6 years

Note 12: Share Repurchase Program

On October 6, 2008, the Board of Directors of the Company authorized a share repurchase program of up to 1,000,000 shares of its common stock. The share repurchase program is being implemented at management’s discretion from time to time. During the period from January 1, 2009 to June 30, 2009, the Company repurchased 417,395 shares of its common stock at an average price of $2.54 per share. As at June 30, 2009, the Company repurchased a total of 481,310 shares of its common stock under the program.

Note 13: Research and Development Expenses, Net

In April 2009, following a technical audit, the Company’s Coreworx subsidiary’s claims for scientific and experimental development tax credits and Ontario innovation tax credits pertaining to its 2007 tax year totaling approximately CDN$826 ($710) net of contingency fees and interest (collectively “SR&ED Claims”) were accepted by the Canada Revenue Agency and the Ontario Ministry of Revenue, respectively.  During the second quarter of 2009, Coreworx received CDN$627 ($539) of the 2007 SRED Claim with the remaining CDN$199 ($171) expected to be received in the third quarter of 2009. Additionally, as a result of it passing the technical audit, Coreworx has also accrued CDN$400 ($344) with respect to similar SRED Claims pertaining to its 2008 tax year only to the extent that it is entitled to apply for refundable credits on qualifying expenditures up to August 13, 2008 (the date it was acquired by the Company). Tax credits resulting from qualifying expenditures after August 13, 2008 are applicable against income taxes otherwise payable by Coreworx.

It is the Company’s policy that credits arising from qualifying scientific research and experimental development expenditures are netted against research and development expenses. Accordingly, all the credits ($1,016) have been netted against research and development expenses in the second quarter of 2009.

Note 14: Warranty Provision

The following table summarizes the changes in accrued warranty liability from the period from December 31, 2008 to June 30, 2009:

Gross Carrying Amount
Balance at December 31, 2008	$256
Warranties issued and adjustment of provision	6
Warranty claims	—
Balance at June 30, 2009*	$262

* $26 of the warranty provision is included in Other Current Liabilities and $236 in Other Liabilities at June 30, 2009.

The Company’s warranty provision is based upon the Company’s estimate of costs to be incurred during the warranty period.

Note 15: Fair Value Measurement

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

The following table sets forth information regarding the fair value measurement of our financial assets as of June 30, 2009:

	Level 1	Level 2	Total

Available for sale securities	$392	$—	$392

Covered-call options	(65)	$—	(65)

Derivative assets	43	$—	43

Total	$370	$—	$370

Marketable securities that are classified in Level 1 consist of available-for-sale securities and covered-call options for which market prices are readily available. Unrealized gains or losses from available-for-sale securities are recorded in Accumulated Other Comprehensive Income (Loss) whereas unrealized gains or losses from covered-call options are recorded in Finance income (expense), net. Derivative assets that are classified in Level 1 consist of forward contracts for the purchase of NIS for which market prices are readily available. Unrealized gains or losses from forward contracts are recorded in Finance income (expense), net.

Note 16: Segment Information

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

•
Energy Infrastructure Software (EIS) services are provided through the Company’s Coreworx subsidiary which was acquired in August 2008. Coreworx provides integrated project collaboration and advanced document management solutions for the architecture, engineering and construction markets, particularly for large capital projects. As these activities were acquired in August 2008, there are no comparative results reported for these activities for the three or six month periods ended June 30, 2008.

Other operations include various operations that do not meet the quantitative thresholds of SFAS No. 131.

	CoaLogix	Naval and RT Solutions	EIS	Other	Total
Six months ended June 30, 2009:
Revenues from external customers	$9,937	$3,636	$2,102	$583	$16,258
Intersegment revenues	—	5	—	—	5
Segment gross profit	3,471	1,549	1,686	163	6,869
Segment income (loss)	533	413	(603)	(21)	322
Depreciation and amortization expense	613	93	173	14	893
Stock compensation expense	230	2	111	—	343

Six months ended June 30, 2008:
Revenues from external customers	$3,601	$3,595	$—	$706	$7,902
Intersegment revenues	—	16	—	—	16
Segment gross profit	1,102	1,180	—	148	2,430
Segment income (loss)	(395)	154	—	(42)	(283)
Depreciation and amortization expense	432	99	—	20	551
Stock compensation expense	177	—	—	—	177

Three months ended June 30, 2009:
Revenues from external customers	$4,547	$1,840	$1,075	$318	$7,780
Intersegment revenues	—	—	—	—	—
Segment gross profit	1,616	831	931	112	3,490
Segment income (loss)	(43)	215	224	21	417
Depreciation and amortization expense	308	48	92	8	456
Stock compensation expense	129	—	57	—	186

Three months ended June 30, 2008:
Revenues from external customers	$1,352	$1,913	$—	$342	$3,607
Intersegment revenues	—	16	—	—	16
Segment gross profit	344	616	—	72	1,032
Segment income (loss)	(578)	71	—	(7)	(514)
Depreciation and amortization expense	214	48	—	11	273
Stock compensation expense	177	—	—	—	177

Reconciliation of Segment Income (Loss) to Consolidated Net Income

	Six months ended June 30,		Three months ended June 30,
	2008	2009	2008	2009
Total income (loss) for reportable segments	$(241)	$343	$(507)	$396
Other operational segment loss	(42)	(21)	(7)	21
Total operating income (loss)	(283)	322	(514)	417
Share of losses in Paketeria	(661)	—	(374)	—
Share of losses in GridSense	(134)	(129)	(134)	—
Non-controlling interest	80	(144)	89	(37)
Impairments	(516)	(80)	(268)	(10)
Gain on sale of Comverge shares	5,782	1,227	5,782	810
Gain on early redemption of Debentures	1,259	—	—	—
Interest expense recorded with respect to the private placement of Debentures	(3,064)	—	—	—
Income tax benefit (expense)	2	—	(640)	—
Net loss of corporate headquarters and other unallocated costs*	(1,954)	(1,916)	(841)	(837)
Net income (loss) attributable to Acorn Energy Inc	$511	$(720)	$3,100	$343

* Includes stock compensation expense of $433 and $423 for the six month periods ending June 30, 2008 and 2009, respectively.  Includes stock compensation expense of $284 and $171 for the three month periods ending June 30, 2008 and 2009, respectively.

Note 17: Subsequent Events

On August 13, 2009, the Company paid the $3,400 principal and $68 of outstanding interest due which was associated with the 8% one-year promissory notes previously issued with respect to the Company’s acquisition of Coreworx in August 2008.

    Subsequent events have been evaluated through August 13, 2009, the filing date of this Quarterly Report on Form 10Q, for disclosure and recognition.

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

Recent Developments

CoaLogix Appoints Two New Members to its Board of Directors

            In July 2009, CoaLogix announced that Holly Koeppel, the CFO of American Electric Power Company, Inc.  (NYSE: AEP), and John Eaves, the President and COO of Arch Coal, Inc. (NYSE: ACI), have been elected to the company’s Board of Directors.  These additions increase the number of directors on the CoaLogix board to six. In addition to Holly Koeppel and John Eaves, the members of CoaLogix’s board include John Moore, Chairman, President & CEO of Acorn Energy; Rick Giacco, Board member of Acorn Energy; Scott Ungerer, Managing Partner of EnerTech Capital; and Bill McMahon, CEO of CoaLogix.

Future Commitment for New AquaShield Orders

In July 2009, DSIT signed an agreement with a leading Homeland Security integrator securing future orders for its underwater site security systems. Under the agreement the integrator committed to providing DSIT, by the end of the first quarter of 2010, with orders for the AquaShield™ Diver Detection Sonar (DDS) system totaling close to $5 million. The AquaShield™ DDS systems to be ordered based on this agreement will be employed to defend strategic sites such as power plants, ports, and energy terminals. The agreement also includes an option for ordering of additional AquaShield™ systems valued at approximately an additional $5 million by the end of 2011.

DSIT Lease Agreement

In August 2009, DSIT signed a new three year lease agreement to continue operating at its current facilities in Givat Shmuel, Israel. Under the new lease agreement, which begins on September 1, 2009, DSIT expects to save approximately $150,000 per year in rent and associated costs over the life of the lease.

Coreworx acquires rights to ProExecute

In April 2009, Coreworx entered into an agreement with ProExecute LLC for the exclusive rights to its licensed technology of Contract Management Solutions (“ProExecute”). Under the agreement, Coreworx agreed to pay royalties based upon percentage rates (which decrease at predetermined intervals based on unit license sales) and committed to hiring certain ProExecute LLC personnel and to reimburse ProExecute LLC for certain costs. Coreworx’s Project Information Control software is used for managing complex engineering documentation and information exchange amongst design professionals, external engineering firms and contractors. With the agreement for the rights for ProExecute, Coreworx will now be extending its Project Information Control platform for capital projects to include the first integrated contract and document management solution designed to address the complete construction contract life cycle.

GridSense

On June 15, 2009, GridSense Systems Inc. (“GSI”) effectively completed a plan which was approved by a majority of GSI shareholders in February 2009, whereby GSI transferred its grid monitoring business to a newly formed private Australian corporation known as GridSense Pty Ltd. (“GPL”). Concurrently, certain GSI shareholders (including Acorn) transferred their shares to a third party and received shares in GPL. Under the plan, GPL assumed all the debt of GSI including its debt to us (CDN$750,000 ($645,000) which was previously fully written down by us as an impairment). As a result, our percentage ownership in the grid monitoring business increased from approximately 23% (in GSI) to approximately 31% of the newly formed Australian corporation (GPL).

Repayment of Promissory Notes

On August 13, 2009, we paid the $3.4 million of principal and $68,000 of outstanding interest which was due associated with the 8% one-year promissory notes previously issued with respect to our acquisition of Coreworx in August 2008.

Overview and Trend Information

During the 2009 period included in this report, we had operations in three reportable segments: providing catalyst regeneration technologies and management services for SCR systems through our CoaLogix subsidiary, Naval and RT Solutions which is conducted through our DSIT subsidiary and Energy Infrastructure Software (“EIS”) services provided through our Coreworx subsidiary which was acquired in August 2008.  Accordingly, our results for the three and six month periods ending June 30, 2009 does not include comparative information for the three and six month periods ending June 30, 2008 with respect to Coreworx’s results.

The following analysis should be read together with the segment information provided in Note 16 to the interim unaudited consolidated financial statements included in this quarterly report.

CoaLogix

Our CoaLogix segment reported significantly increased revenues, gross profit, gross margin and net income in 2009 as compared to 2008 (for both the three and six months ended June 30).

Revenues of $9.9 million represent an increase of approximately $6.3 million or 176% in the first six months of 2009 as compared to the first six months of 2008. Second quarter 2009 revenues of $4.5 million also reflected an increase of approximately $3.2 million or 236% over second quarter 2008 revenues of $1.4 million. The increase in revenues was due to continuing penetration in the regeneration market combined with the ability to process more SCR modules facilitated by the completion of a plant expansion in the fourth quarter 2008.

Gross profit in the first six months of 2009 increased by approximately $2.4 million or 215% over first six months of 2008 gross profit. In the second quarter of 2009, gross profit of $1.6 million represents an increase of $1.3 million or 370% over second quarter 2008 gross profit. The increase in gross profit was due to increased revenues noted above and increased gross margins.

CoaLogix’s gross margins increased to 35% in the first six months of 2009 compared to 31% in the first six months of 2008.  Gross margins increased during the period due to increased efficiencies and additional throughput from the plant expansion in the fourth quarter of 2008.

At the end of the second quarter, SCR-Tech had a backlog of approximately $7.3 million which CoaLogix expects to realize over the next 2 years. Based on our backlog and scheduling of customer jobs, we expect revenues for the balance of 2009 to be above 2008 levels. However, we do expect revenues in the third quarter of 2009 to be below second quarter sales due to seasonal factors.  Revenues and margins for the second and third quarters have been typically lower than those of first and fourth quarters due to seasonal factors since power plants generally do not schedule service of their catalyst systems during months of peak generating capacity which are typically the spring and summer ozone months. In addition, we expect operating expenses for the balance of 2009 to be in excess of operating expenses for the first and second quarters.

In April 2009, we entered into the Purchase Agreement with CoaLogix, EnerTech and certain members of CoaLogix’s senior management pursuant to which Acorn and EnerTech each agreed to purchase from CoaLogix 781,111 shares of common stock for a purchase price of $5.6 million, and certain members of CoaLogix’s senior management agreed to purchase 36,111 shares of common stock of CoaLogix for an aggregate purchase price of approximately $260,000.  Proceeds of the sale of the common stock will be used by CoaLogix for plant expansion, technology development, legal expenses and computer software.  To date, CoaLogix has received $2.1 million of the total $11.5 million commitment by Acorn, EnerTech and management. Approximately half of this first stage of funds is being used for plant expansion.

Naval & RT Solutions

In July 2009, DSIT signed an exclusivity arrangement (see “Recent Developments”) whereby a current customer committed to ordering five AquaShield™ underwater security systems by April 2010. This follows the $4.0 million of AquaShield™ orders received in the first quarter of 2009.

Our Naval & RT Solutions segment reported stable revenues but significantly increased gross profit, gross margin and net income in the first six months of 2009 as compared to the first six months of 2008.

First six months 2009 revenues of $3.6 million were effectively unchanged as compared to the first six months of 2008. Second quarter 2009 revenues of $1.8 million reflected a slight decrease of $0.1 million or 4% compared to second quarter 2008 segment revenues of $1.9 million. Within the segment, sales from our Naval Solutions (which include AquaShield™ sales) increased in the first six months of 2009 by $0.6 million. This increase was offset by a similar decrease in our other RT Solutions projects. DSIT expects this trend to continue as it increasingly focuses on growing the Naval Solutions portion of this segment.

Gross profit in the first six months of 2009 increased by approximately $0.4 million or 31% over first six months of 2008 gross profit, despite virtually no increase in sales. Gross margins increased in the first six months of 2009 to 43% as compared to 33% in the first six months of 2008. The increase in gross profit was due to increased margins on projects as the current mix of projects (with increased Naval Solutions sales) has higher margins than the mix of projects in 2008.

At June 30, 2009, our Naval and RT Solutions segment had a backlog of approximately $5.9 million. Based on our backlog, we expect that revenues in the coming quarters will continue to be at least at the level of sales in the first two quarters of 2009.

Coreworx

During the second quarter of 2009, the Company increased its focus on providing its software solutions to the nuclear power industry.  The Company is planning to deliver a nuclear industry solution that addresses project execution and information control requirements for major refurbishment, modifications to the original plant design to increase the maximum capacity output at which the plant can operate and new build projects.  The nuclear industry solution will address regulatory compliance, document traceability, and work processes that utilize best practices in managing major capital projects.  Market conditions that the Company believes will drive nuclear as a growing source of revenue include: an increasing world-wide energy demand, an aging North American nuclear infrastructure, and public pressure to provide clean-air electricity sources that reduce dependency on overseas supplies of fossil fuel.

As we acquired Coreworx in August 2008, its results are not included in our 2008 results. However, Coreworx’s revenues of CDN$2.5 million in the first six months of 2009 represents an increase of CDN$1.7 million over Coreworx’s first six months 2008 revenues of CDN$0.8 million. The increase in revenues is principally due to increases in software licenses sold and increases in ongoing maintenance fees.

Coreworx’s gross profit in the first six months of 2009 was CDN$2.0 million compared to 2008 first six months gross profit of CDN$0.6 million.  The increase in Coreworx’s gross profit in 2009 was attributable to the increase in sales. Gross margin was up from 73% in the first six months of 2008 to 80% due to the mix of revenues as software license sales have higher margins than other categories of sales.

As of the end of the second quarter of 2009, Coreworx received orders and payments from USEC and Husky for licenses in excess of CDN$0.9 million which are included in deferred revenues. Coreworx expects to recognize those revenues in the third and fourth quarters of 2009.   In addition, the recent order from Husky is expected to increase in size as it evaluates increasing the scope of its deployment of the software solution to include more sites.

In addition to the recent $1.0 million made by Acorn to Coreworx in June 2009 for development of the new project information software for the nuclear power plant industry, Coreworx will require additional working capital support in order to finance its working capital needs in 2009. This support may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional investment from us in Coreworx may be limited by the working capital needs of our corporate activities and other operating companies.

GridSense

We account for our GridSense investment using the equity method, and we record our share of income or loss in GridSense with a lag of three months as we are not able to receive timely financial information. In the first quarter of 2009, we recorded a loss of $129,000 representing our approximate 24% share of GridSense’s losses for the period from October 1, 2008 to December 31, 2008 as well as the amortization of certain intangible assets acquired by us in our initial investment. As our investment in GridSense has been reduced to zero, we will no longer record equity income or loss in GridSense until such a time as our investment carrying value becomes positive.

As noted in “Recent Developments”, GridSense has recently completed a going private transaction. As a result of this transaction, our holdings in the entity which will continue to carry on GridSense’s grid monitoring business are approximately 31%. Accordingly, we will record approximately 31% of GridSense’s income or loss in the future should our investment carrying value become positive.

Corporate

In October, 2008, our Board of Directors authorized a share repurchase program of up to 1,000,000 shares of our common stock. The share repurchase program is being implemented at management’s discretion from time to time. In the period from January 1, 2009 to June 30, 2009, we purchased 417,395 shares at an average price of $2.54 per share under our Stock Repurchase Program. During the period from July 1, 2009 to August 7, 2009, we purchased 16,400 shares of our common stock at an average price of $2.81 per share.

On August 13, 2009, we repaid our corporate debt of $3.4 million related to our acquisition of Coreworx. Following the repayment of this debt, we had approximately $7.5 million in unrestricted corporate cash.  In addition, we have restricted corporate cash of approximately $2.7 million of which we expect approximately significant portion to be released in the third quarter of 2009. We continue to have significant corporate cash expenses and will continue to expend in the future, significant amounts of funds on professional fees and other costs in connection with our strategy to seek out and invest in companies that fit our target business model.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three and six months ended June 30, 2008 and 2009, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components.  Our results for the three and six months ended June 30, 2009 include the results of our newly acquired Coreworx subsidiary. As such, results for the three months ended June 30, 2009 may not be comparable to the results for the three and six months ended June 30, 2008 without negating the effect of Coreworx’s results. For segment data see Note 16 to the Unaudited Consolidated Financial Statements included in this quarterly report.

	Six months ended June 30,					Three months ended June 30,
	2008		2009		Change	2008		2009		Change
	($,000)	% of sales	($,000)	% of sales	From 2008 to 2009	($,000)	% of sales	($,000)	% of sales	From 2008 to 2009
Sales	$7,902	100%	$16,258	100%	106%	$3,607	100%	$7,780	100%	116
Cost of sales	5,472	69	9,389	58	72	2,575	71	4,290	55	67
Gross profit	2,430	31	6,869	42	183	1,032	29	3,490	45	238
R&D expenses, net	108	1	(348)	(2)	(422)	57	2	(624)	(8)	(1,195)
Impairments	516	7	80	0	(84)	268	7	10	0	(96)
SG&A expenses	4,723	60	8,727	54	85	2,418	67	4,619	59	91
Operating loss	(2,917)	(37)	(1,590)	(10)	(45)	(1,711)	(47)	(515)	(7)	(70)
Gain on early redemption of Debentures	1,259	16	—	—	(100)	—	—	—	—	—
Finance income (expense), net	(2,900)	(37)	(84)	(1)	(97)	88	2	85	1	(3)
Gain on sale of Comverge shares	5,782	73	1,227	8	(79)	5,782	160	810	10	(86)
Income before taxes on income	1,224	15	(447)	(3)	(137)	4,159	115	380	5	(91)
Taxes on income	2	0	—	—	(100)	(640)	(18)	—	—
Income (loss) from operations of the Company and its consolidated subsidiaries	1,226	16	(447)	(3)	(136)	3,519	97	380	5	(89)
Share of losses in GridSense	(134)	(2)	(129)	(1)	(4)	(134)	(4)	—	—	(100)
Share in losses in Paketeria	(661)	(8)	—	—	(100)	(374)	(10)	—	—	(100)
Net income (loss)	431	5	(576)	(4)	(234)	3,011	83	380	5	(87)
Net (income) loss attributable to non-controlling interests	80	1	(144)	(1)	(280)	89	3	(37)	(1)	(142)
Net income (loss) attributable to Acorn Energy Inc.	$511	6	$(720)	(4)	(241)	$3,100	86	$343	4	(89)

Sales.  Sales in the first six months of 2009 increased by $8.4 million or 106% from $7.9 million in the first six months of 2008 to $16.3 million in the first six months of 2009. The increase in sales is partially attributable to the inclusion of Coreworx sales of $2.1 million in the first six months of 2009. The balance of the increase in sales is due to the increase in CoaLogix sales which increased by $6.3 million (176%) to $9.9 million compared to first six months 2008 sales of $3.6 million. DSIT’s Naval & RT Solutions segment sales remained stable at $3.6 million. The increase in CoaLogix sales was due to continued penetration in the regeneration market combined with the ability to process more SCR modules facilitated by the completion of a plant expansion in the fourth quarter 2008.

Sales in the second quarter of 2009 also reflected an increase of $4.2 million over the second quarter of 2008. The increase in sales was attributable primarily to CoaLogix’s increase in sales of $3.2 million from $1.3 million in 2008 to $4.5 million in 2009 combined with the inclusion of Coreworx’s second quarter 2009 sales of $1.1 million.

Gross profit. Gross profit in the first six months of 2009 increased by $4.4 million or 183% as compared to the first six months of 2008. The increase in gross profit is attributable to the inclusion of Coreworx gross profit in the first six months of 2009 of $1.7 million. In addition, both CoaLogix and DSIT recorded increased gross profits of $2.4 million (an increase of 215%) and $0.4 million (an increase of 29%), respectively. The increase in CoaLogix gross profit was primarily attributable to the increase in CoaLogix sales; gross margins for CoaLogix increased from 31% in the first six months of 2008 to 35% in the first six months of 2009 reflected greater operational efficiency since the plant expansion in 2008. Gross margin in DSIT’s Naval and RT Solutions segment increased from 33% in the first six months of 2008 to 43% in the first six months of 2009 due to an increase in the higher margin AquaShieldTM projects worked on in 2009.

Research and development, net (“R&D”). We recorded a net benefit from R&D expenses of $348,000 in the first six months of 2009 as compared to an expense of $108,000 in the first six months of 2008. During the second quarter of 2009, we recorded a benefit of approximately $1.0 million from R&D expense following the approval of a claim by our Coreworx subsidiary for scientific research and experimental development tax credit refunds from the Canada Revenue Agency of the Ontario Ministry of Revenue.

Impairments. In 2008, we recorded a provision of $516,000 with respect to loans made to and an investment in an affiliated company. In 2009, we recorded an impairment of $80,000 with respect to our investment in EnerTech.

Selling, general and administrative expenses (“SG&A”).  SG&A in the first six months of 2009 increased by $4.0 million as compared to the first six months of 2008. A portion of the increase is attributable to Coreworx’s SG&A costs of $3.0 million. CoaLogix’s SG&A costs in the first six months of 2009 increased by $1.4 million as compared to the first six months of 2008 reflecting increased overhead costs resulting from the company’s growth and legal expenses associated with the EES and Evonik lawsuits discussed in Part II, Item 1, Legal Proceedings. DSIT’s SG&A costs were relatively unchanged. Corporate general and administrative costs decreased by $0.4 million reflecting the effects of our efforts to reduce costs.

Gain on early redemption of Debentures. In accordance with applicable accounting standards, we recorded a non-cash gain of approximately $1.3 million in connection with the January 2008 redemption of our convertible debentures.

Finance income (expense), net. The decrease in finance expense in the first six months of 2009 compared with the first six months of 2008 is due to the interest expense of $3.1 million recorded with respect to the write-off of the remaining balances of debt origination costs, warrants value and beneficial conversion features in the early redemption of our convertible debentures.

Gain on sale of Comverge shares.  In the first six months of 2009, we sold 470,100 of our Comverge shares of and recorded a gain of $1.2 million on proceeds of $3.6 million. In the first six months of 2008, we sold 757,367 of our Comverge shares of and recorded a gain of $5.8 million on proceeds of $9.7 million.

Liquidity and Capital Resources

As of June 30, 2009, we had working capital of $16.9 million, including $14.6 million of non-restricted cash and cash equivalents. Our working capital includes restricted deposits of approximately $2.6 million of which we expect approximately $2.1 million to be released in the third quarter of 2009.   During the six months ended June 30, 2009, approximately $2.1 million was used in operating activities. The primary use of cash in operating activities during the first six months of 2009 was  the $1.8 million used by CoaLogix in its operations combined with the $1.1 million of cash used in our corporate operating activities. This was partially offset by the $0.6 million and $0.2 million of cash provided by operating activities from our DSIT and Coreworx subsidiaries, respectively.

Cash provided by investing activities of $1.9 million was primarily due to the $3.7 million of proceeds from the sale of our Comverge shares and covered-calls during the period. Those proceeds amounts were partially offset by a $0.5 million restricted deposit as security for one of DSIT’s AquaShieldTM projects, $0.5 million for an investment in EnerTech arising from a capital call, $0.4 million for the acquisition of property and equipment and the payment of $0.3 million for DSIT shares as a result of the exercise of a put option at the end of 2008.

Net cash of $0.2 million was used in financing activities, primarily from the purchase of treasury shares ($1.1 million) and the repayment of short-term borrowings ($0.2 million). These uses of cash were partially offset by the proceeds from the issuance of shares to non-controlling interests in CoaLogix ($1.1 million).

At June 30, 2009, DSIT had approximately $510,000 in Israeli credit lines available to it by an Israeli bank, none of which was then being used. The line-of-credit is subject to certain financial covenants. DSIT was in compliance with its financial covenants at June 30, 2009. We believe that DSIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months.  This is based on continued utilization of its lines of credit and expected continued improvement of operating results stemming from anticipated growth in sales. DSIT is continuing to search for additional sources of financing to support its growth.

At June 30, 2009, CoaLogix had a $500,000 term loan and a $2 million formula based line-of-credit available to it for utilization from a bank.  At June 30, 2009, CoaLogix was utilizing $200,000 of the formula based line of credit. Both the term loan and the line-of-credit are to finance CoaLogix’s working capital and to finance its growth and are subject to certain financial covenants. CoaLogix was in compliance with its financial covenants at June 30, 2009. We believe that CoaLogix will have sufficient liquidity to finance its operating activities from cash flow from its own operations and its bank financing over the next 12 months.

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

In addition to the loan of $1.0 million by us to Coreworx for development of a new project information software product for the nuclear power plant industry which we made in June 2009, we continue to expect that Coreworx will require additional working capital support in order to finance its working capital needs in 2009. This support may be in the form of a bank line, new investment by others, additional investment or loan by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional investment from us in Coreworx may be limited by the working capital needs of our corporate activities and other operating companies.

As of August 13, 2009, following the repayment of the promissory notes and interest due with respect to our acquisition of Coreworx (see “Recent Developments”), the Company’s corporate operations had a total of approximately $10.2 million in cash and cash equivalents (including $2.7 million deposited in an account as a security for a guarantee for DSIT), reflecting a $1.5 million decrease from the $11.7 million balance as of June 30, 2009. The decrease from June 30, 2009 is due to the aforementioned repayment of the promissory notes of $3.4 million and our normal operating costs which was partially offset by the repayment of a $2.2 million short-term loan from CoaLogix.

We believe that the cash on hand plus expected the release of restricted deposits and the cash potentially available from any sales of our holdings in Comverge as well as cash from our subsidiaries operating activities will provide more than sufficient liquidity to finance Acorn and its subsidiaries activities for the foreseeable future and for the next 12 months in particular.

Contractual Obligations and Commitments

Our contractual obligations and commitments at June 30, 2009 principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and potential severance obligations to Israeli employees and are set forth in the table below.

	Cash Payments Due During Year Ending June 30,
	(amounts in thousands)
Contractual Obligations	Total	2010	2011- 2012	2013- 2014	2015 and thereafter
Promissory notes (1)	$3,400	$3,400	$—	$—	$—
Operating leases (2)	2,918	1,226	1,678	14	—
Potential severance obligations to Israeli employees (3)	2,689	—	—	—	2,689
Investment in EnerTech Capital Partners III L.P. (4)	3,350	3,350	—	—	—
Investment in CoaLogix (5)	4,578	4,578	—	—	—
Total contractual cash obligations	$16,935	$12,554	$1,678	$14	$2,689

We expect to finance these contractual commitments from cash on hand and cash generated from operations.

 (1) The promissory notes were paid on August 13, 2009 (see “Recent Developments”).

 (2) In August 2009, DSIT signed a three year lease extension on its current premises. Under the terms of the lease extension, DSIT will have a six month grace period during which no rental payments will be required. Over the remaining 30 month period, DSIT will pay approximately $20,000 per month. These costs are not included in the Contractual Obligations and Commitments table above.

 (3) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and ending salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies.  As of June 30, 2009, we accrued a total of $2.7 million for potential severance obligations of which approximately $1.7 million was funded with cash to insurance companies.

(4) In August 2007, we committed to invest up to $5 million over a ten-year period in EnerTech Capital Partners III L.P. (“EnerTech”), a proposed $250 million venture capital fund targeting early and expansion stage energy and clean energy technology companies that can enhance the profits of the producers and consumers of energy.

Our obligation under this commitment is presented as an obligation due in the next 12 months, though it is uncertain as to when actual payments may be made. Through June 30, 2009, we have received and funded capital calls of $1,650,000 to EnerTech III.

(5) As noted in “Recent Developments”, in April 2009, we entered into the Purchase Agreement with CoaLogix, EnerTech and certain members of CoaLogix’s senior management pursuant to which each of Acorn and EnerTech agreed to purchase from CoaLogix 781,111 shares of common stock for a purchase price of $5,624,000 and certain members of CoaLogix’s senior management agreed to purchase 36,111 shares of common stock of CoaLogix for an aggregate purchase price of $260,000.  The Purchase Agreement provides that Acorn, EnerTech and senior management will purchase such shares of common stock in installments as funding is needed by CoaLogix for plant expansion, technology development, legal expenses and computer software. Our obligation under this commitment is presented as due in the next 12 months, though it is uncertain as to when actual payments may be made.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit incurred to finance our operations in Israel, whose net utilization at June 30, 2009 stood at zero. Our non-US dollar monetary assets and liabilities (net assets of approximately $0.4 million) in Israel are exposed to fluctuations in exchange rates. In addition, our non-US dollar monetary assets and liabilities (net assets of approximately $0.3 million) in Canada at our Coreworx subsidiary are also exposed to fluctuations in exchange rates. Furthermore, $0.8 million and $1.2 million of our backlog of projects are contracts and orders that are denominated in NIS and linked to an Israeli Ministry of Defense Index, and denominated in NIS, respectively.

In 2009, our DSIT subsidiary began to enter into forward contracts which did not qualify as hedging instruments under accounting principles to try to mitigate its foreign currency exposure risks. At June 30, 2009, DSIT had committed to selling NIS 2.2 million in July 2009 in two tranches at an average exchange rate of 4.152 and NIS 0.6 million in September 2009 at an exchange rate of 4.236. At June 30, 2009, the exchange rate of the NIS was 3.919.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings
Environmental Energy Services, Inc. v. CoaLogix, Inc.
District of Connecticut, Case No. 3:08 CV 1237 (RNC)

On August 13, 2008, Environmental Energy Services (“EES”) filed suit against CoaLogix and William McMahon, the president and chief executive officer of CoaLogix, in the United States District Court for the District of Connecticut alleging claims for tortious interference with contract, fraudulent misrepresentation, conversion, unfair trade practices and unjust enrichment.  EES’ claims arise largely out of a series of business relationships that existed between EES, CoaLogix and Solucorp Industries, Ltd. (“Solucorp”).  Beginning in 2005, EES acquired a license to distribute certain Solucorp technology related to the reduction of mercury emissions.  Subsequently, in the fall of 2007, CoaLogix entered into separate and independent business relationships with both Solucorp and EES.  While CoaLogix’s relationship with Solucorp matured into a licensing arrangement, a business relationship with EES, after further investigation and due diligence, was ultimately deemed inadvisable.  EES initially alleged that CoaLogix and its CEO utilized confidential information obtained during negotiations with EES in order to improperly seek out and broker a deal with Solucorp in violation of EES’ contractual rights.  On October 10, 2008, CoaLogix and its CEO filed a motion to have the case transferred to the Western District of North Carolina.  Simultaneously, CoaLogix and its CEO filed motions to extend all deadlines in the case until such time as the court had ruled on the motion to transfer venue.  Thereafter, on October 22, 2008, EES filed an Amended Complaint dropping CoaLogix’s CEO as a defendant and removing its claim for fraudulent misrepresentation.  The Amended Complaint seeks unspecified damages in addition to disgorgement of all revenues CoaLogix has earned from its dealings with Solucorp.

On June 24, 2009, EES filed a further Amended Complaint to add William McMahon and EnerTech as parties to the suit and to add a further claim of civil conspiracy.  EES has subsequently indicated that it will drop EnerTech as a defendant to the suit.  The Company and Mr. McMahon intend to oppose Mr. McMahon being added as a defendant party to the lawsuit.

CoaLogix denies any liability and intends to vigorously defend this lawsuit in the event that a favorable settlement is not reached.  Further, CoaLogix contends that its cost of defense, together with any ultimate judgment, is the responsibility of SoluCorp due to an indemnification agreement between the companies.  SoluCorp has agreed to assume the cost of defense, but has not made a commitment regarding any ultimate judgment. The case is in the discovery phase, and depositions of the parties are in progress of being noticed and taken.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The Company purchased, pursuant to its share repurchase program, shares of the Company’s common stock as follows for the months of January through June 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan[1]
January 1, 2009 – January 31, 2009	59,640	$2.15	123,555	876,445
February 1, 2009 – February 28, 2009	45,907	$2.42	169,462	830,538
March 1, 2009 –March 31, 2009	40,106	$2.21	209,568	790,432
April 1, 2009 –April 30, 2009	37,701	$2.46	247,269	752,731
May 1, 2009 –May 31, 2009	68,701	$2.74	315,970	684,030
June 1, 2009 – June 30, 2009	165,340	$2.74	481,310	518,690
Total	417,395	$2.54

1 The maximum number of shares that may be purchased under the share repurchase plan is 1,000,000 shares.

Item 6. Exhibits.

10.1	Common Stock Purchase Agreement dated as of April 8, 2009, by and among Acorn Energy, Inc., EnerTech Capital Partners III L.P. and the other purchasers named therein.

10.2	Amended and Restated Stockholders’ Agreement, dated as of April 8, 2009, by and among CoaLogix Inc., Acorn Energy, Inc. and the other stockholders named therein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: August 13, 2009

	By:	/s/ Michael Barth
Michael Barth
Chief Financial Officer