Form 10-Q
period 2009-09-30
ACORN ENERGY, INC.
filed 2009-11-12
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2009
Common Stock, $0.01 par value per share	11,646,788 shares

ACORN ENERGY, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended September 30, 2009

TABLE OF CONTENTS

PART I. Financial Information

Item 1.	Financial Statements

	Unaudited Consolidated Financial Statements:

	Consolidated Balance Sheets
	as of December 31, 2008 and September 30, 2009	1

	Consolidated Statements of Operations
	for the nine and three month periods ended September 30, 2008 and 2009	2

	Consolidated Statement of Changes in Equity
	for the nine month period ended September 30, 2009	3

	Consolidated Statements of Cash Flows
	for the nine month periods ended September 30, 2008 and 2009	4

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	31

PART II. Other Information

Item 1.	Legal Proceedings	32

Item 2 .	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 4 .	Submission of Matters to a Vote of Security Holders	35

Item 6.	Exhibits	36

Signatures		37

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

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31, 2008	As of September 30, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,142	$12,018
Restricted deposit	2,157	970
Accounts receivable, net	4,524	4,606
Unbilled work-in-process	581	1,728
Inventory	1,148	2,493
Other current assets	2,080	2,071
Total current assets	25,632	23,886
Property and equipment, net	2,447	2,901
Available for sale - Investment in Comverge	2,462	—
Investment in GridSense	129	—
Investment in EnerTech	1,117	2,037
Funds in respect of employee termination benefits	1,677	1,863
Restricted deposit	579	—
Other intangible assets, net	10,357	10,085
Goodwill	6,342	6,637
Other assets	313	355
Total assets	$51,055	$47,764
LIABILITIES AND EQUITY
Current liabilities:
Short-term bank credit and current maturities of long-term debt	$445	$820
Notes payable	3,400	—
Trade accounts payable	2,285	2,391
Accrued payroll, payroll taxes and social benefits	1,314	1,319
Other current liabilities	4,350	3,196
Total current liabilities	11,794	7,726
Long-term liabilities:
Liability for employee termination benefits	2,651	2,892
Other liabilities	487	581
Total long-term liabilities	3,138	3,473
Equity:
Acorn Energy Inc. Common stock - $0.01 par value per share:
Authorized – 20,000,000 shares; Issued –12,454,528 at December 31, 2008 and 12,485,086 at September 30, 2009	124	124
Additional paid-in capital	54,735	56,460
Warrants	1,020	978
Accumulated deficit	(17,587)	(19,531)
Treasury stock, at cost – 841,286 and 1,275,081 shares for December 31, 2008 and September 30, 2009, respectively	(3,719)	(4,827)
Accumulated other comprehensive loss	(425)	(208)
Total Acorn Energy Inc. shareholders’ equity	34,148	32,996
Non-controlling interests	1,975	3,569
Total equity	36,123	36,565
Total liabilities and equity	$51,055	$47,764

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
Sales
Catalytic regeneration services	$5,441	$12,761	$1,840	$2,824
Projects	5,959	6,156	1,918	2,154
Software license and services	767	3,487	767	1,385
Other	363	317	103	100
	12,530	22,721	4,628	6,463
Cost of sales
Catalytic regeneration services	4,573	8,592	2,075	2,126
Projects	4,091	3,566	1,314	1,215
Software license and services	257	599	257	183
Other	282	234	85	78
	9,203	12,991	3,731	3,602
Gross profit	3,327	9,730	897	2,861
Operating expenses:
Research and development expenses, net of SRED credits of $1,016 in the nine months ended September 30, 2009	510	76	402	424
Acquired in-process research and development	551	—	551	—
Impairments	3,000	80	2,454	—
Selling, general and administrative expenses	8,094	13,292	3,401	4,565
Total operating expenses	12,155	13,448	6,808	4,989
Operating loss	(8,828)	(3,718)	(5,911)	(2,128)
Gain on early redemption of convertible debentures	1,259	—	—	—
Finance income (expense), net	(2,950)	213	(50)	297
Gain on sale of Comverge shares	8,861	1,403	3,079	176
Gain on outside investment in Company’s equity investments, net	7	—	7	—
Loss before taxes on income	(1,651)	(2,102)	(2,875)	(1,655)
Tax benefit (expense) on income	(689)	72	(691)	72
Loss from operations of the Company and its consolidated subsidiaries	(2,340)	(2,030)	(3,566)	(1,583)
Share in losses of GridSense	(194)	(129)	(60)	—
Share in income (losses) of Paketeria	(1,560)	263	(899)	263
Net loss	(4,094)	(1,896)	(4,525)	(1,320)
Net (income) loss attributable to non-controlling interests	284	(48)	204	96
Net loss attributable to Acorn Energy Inc.	$(3,810)	$(1,944)	$(4,321)	$(1,224)
Basic and diluted earnings per share attributable to Acorn Energy Inc.:
Net loss per share attributable to Acorn Energy Inc. – basic and diluted	$(0.34)	$(0.17)	$(0.37)	$(0.11)
Weighted average number of shares outstanding attributable to Acorn Energy Inc. – basic and diluted	11,285	11,365	11,538	11,186

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity (unaudited)
(in thousands)

	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling interests	Total

Balances as of December 31, 2008	12,455	$124	$54,735	$1,020	$(17,587)	$(3,719)	$(425)	$1,975	$36,123

Net income (loss)	—	—	—	—	(1,944)	—	—	48	(1,896)

Adjustment to fair market value on Comverge shares	—	—	—	—	—	—	125	—	125
Differences from translation of financial statements of subsidiaries	—	—	—	—	—	—	92	—	92
Comprehensive income	—	—	—	—	—	—		—	(1,679)

Purchase of treasury shares	—	—	—	—	—	(1,108)		—	(1,108)

Exercise of options and warrants	30	—	139	(42)	—	—	—	—	97

Sale by CoaLogix of CoaLogix shares to Acorn and non-controlling interests	—	—	445	—	—	—	—	1,546	1,991

Stock option compensation	—	—	593	—	—	—	—	—	593

Stock option compensation of subsidiaries	—	—	548	—	—	—	—	—	548
Balances as of September 30, 2009	12,485	$124	$56,460	$978	$(19,531)	$(4,827)	$(208)	$3,569	$36,565

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2008	2009
Cash flows used in operating activities:
Net loss	$(4,094)	$(1,896)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A):	(222)	(2,245)
Net cash used in operating activities	(4,316)	(4,141)
Cash flows provided by (used in) investing activities:
Proceeds from sale of Comverge shares and covered calls	15,355	3,990
Investment in EnerTech	(750)	(1,000)
Payment for DSIT shares from exercise of put option	—	(294)
Investment in GridSense	(1,153)	—
Restricted deposits	(1,437)	(670)
Release of restricted deposits	—	2,468
Loans provided to Paketeria	(2,551)	—
Loans provided to GridSense	(736)	—
Loans provided to EES	(200)	—
Loans provided to Local Power	(250)	—
Loan and accrued interest to Coreworx in contemplation of acquisition	(1,563)	—
Transaction costs in 2007 acquisition of SCR Tech	(956)	—
Amounts funded for employee termination benefits	(178)	(180)
Utilization of employee termination benefits	28	21
Acquisition of license	(2,000)	—
Acquisitions of property and equipment	(1,327)	(983)
Acquisition of Coreworx net of cash acquired (see Schedule B)	(2,466)	—
Net cash provided by (used in) investing activities	(184)	3,352
Cash flows provided by (used in) financing activities:
Short-term debt borrowings, net	(67)	379
Repayments of long-term debt	(189)	(4)
Repayments of notes payable due to former shareholders of Coreworx	—	(3,400)
Purchase of treasury shares	—	(1,108)
Redemption of Convertible Debentures	(3,443)	—
Issuance of shares to non-controlling interest in consolidated subsidiary	2,226	1,991
Proceeds from employee stock option and warrant exercises	764	97
Net cash used in financing activities	(709)	(2,045)
Effect of exchange rate changes on cash and cash equivalents	—	(290)
Net decrease in cash and cash equivalents	(5,209)	(3,124)
Cash and cash equivalents at beginning of period	19,644	15,142
Cash and cash equivalents at end of period	$14,435	$12,018

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2008	2009
Schedule A:
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	888	1,359
Acquired in-process research and development	551	—
Share in losses of Paketeria	1,535	(263)
Share in losses of GridSense	194	129
Exchange rate adjustment on restricted deposits	—	(32)
Exchange rate adjustment on amounts funded for employee termination benefits net of exchange adjustment on liability for employee termination benefits	234	11
Exchange loss on loans to Paketeria and GridSense	129	—
Increase in liability for employee termination benefits	184	203
Deferred income taxes	893	—
Amortization of stock-based deferred compensation	1,014	1,141
Amortization of beneficial conversion feature, debt origination costs and value of warrants in private placement of Debentures	3,064	—
Gain on early redemption of Debentures	(1,259)	—
Impairments	3,000	80
Gain on outside investment in Company’s equity investments, net	(7)	—
Gain on sale of Comverge shares	(8,861)	(1,403)
Other	2	—
Change in operating assets and liabilities:
Increase in accounts receivable, unbilled work-in process and other current and other assets	(2,240)	(1,148)
Increase in inventory	(683)	(1,345)
Increase (decrease) in accounts payable, accrued payroll, payroll taxes and social benefits, other current liabilities and other liabilities	1,140	(977)
Net cash used in operating activities	$(222)	$(2,245)

Schedule B:
Assets/liabilities acquired in the acquisition of Coreworx:
Other current assets	$(605)
Property and equipment	(183)
Intangibles	(3,509)
Goodwill	(4,478)
Current liabilities	668
Due to Acorn	1,559
Value of Acorn stock issued in acquisition	1,233
Notes issued to former debenture holders of Coreworx	3,400
In-process research and development	(551)
	$(2,466)

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2008	2009
Non-cash items:
Unrealized loss from Comverge shares	$(46,733)
Reduction of deferred tax liability with respect to unrealized loss from Comverge shares	$(16,902)
Increase in goodwill with respect to finalizing purchase price allocation	$209
Reduction in intangibles acquired with respect to finalizing purchase price allocation	$250
Reduction in value of put option with respect to finalizing purchase price allocation	$41
Conversion of Debentures to common stock and additional paid-in-capital	$2,963
Intangibles acquired by Coreworx in consideration for future royalties		$99
Adjustment of additional paid-in-capital and non-controlling interests from investment in CoaLogix by non-controlling interests		$445

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the nine and three-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Effective January 1, 2009, the Company implemented the principles of Accounting Standards Codification (“ASC”) ASC Subtopic 810-10-65 (originally issued as Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”). These principles changed the accounting for and reporting of minority interests (now called noncontrolling interests) in the Company’s consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on the Company’s previously reported financial position or results of operations (See Note 2).

Note 2: New Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) No. 105, Generally Accepted Accounting Principles (“GAAP”) (“ASC 105” or “FASB Codification”), previously referred to as  SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162 (“SFAS 168”). The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. Effective July 1, 2009, the Company adopted the FASB Codification and its adoption did not have a material impact on its consolidated financial statements. The Company has appropriately updated its disclosures with the appropriate FASB Codification references during the three months ended September 30, 2009.  As such, all the notes to the condensed consolidated financial statements below have been updated with the appropriate FASB Codification references.

In December 2007, the FASB issued ASC No. 805, Business Combinations (“ASC 805”), previously referred to as  SFAS 141 (revised 2007), Business Combinations.  ASC 805 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted the provisions of ASC 805 on January 1, 2009 and the adoption did not have a significant impact on the Company’s consolidated financial statements. However, if the Company enters into material business combinations in the future, a transaction may significantly impact the Company’s consolidated financial statements as compared to the Company’s previous acquisitions accounted for under prior GAAP requirements, due to the changes described above.

In December 2007, the FASB issued ASC No. 810-10-65, Transition Related to Noncontrolling Interests in Consolidated Financial Statement (“ASC 810-10-65”), previously referred to as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51. ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008. ASC 810-10-65 establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. Prior to adoption of SFAS 160 on January 1, 2009, the Company had stopped attributing losses to its DSIT subsidiary because the losses exceeded the carrying amount of the noncontrolling interest. Upon adoption of SFAS 160, the Company prospectively attributes income and losses to the noncontrolling interests associated with DSIT. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. Other than the change in presentation of noncontrolling interests and the treatment of noncontrolling interests associated with DSIT and CoaLogix, the adoption of SFAS 160 had no impact on the Company’s financial statements.

In March 2008, the FASB issued ASC No. 815-10-65, Transition Related to Disclosures about Derivative Instruments and Hedging Activities (“ASC 815-10-65”), previously referred to as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under ASC No. 815, Derivatives and Hedging (“ASC 815”), previously referred to as FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. ASC 815 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. Per ASC 815-10-65, the additional disclosures about derivatives and hedging activities mentioned above are required for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company adopted the provisions mentioned above effective January 1, 2009 and other than the required disclosures (see Note 16), its adoption did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued ASC No. 805-10-35, Business Combinations Subsequent Measurement (“ASC 805-10-35”), which discusses the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which was previously discussed in FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. ASC 805-10-35 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions under ASC 805-10-35 relating to assets acquired and liabilities assumed in a business combination that arise from contingencies are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted the provisions of ASC 805 on January 1, 2009 and the adoption did not have a significant impact on the Company’s consolidated financial statements. However, if the Company enters into material business combinations in the future, a transaction may significantly impact the Company’s consolidated financial statements as compared to the Company’s previous acquisitions, accounted for under prior GAAP requirements, due to the changes described above.

            In May 2009, the FASB issued ASC No. 855, Subsequent Events (“ASC 855”), previously referred to as SFAS No. 165, Subsequent Events. ASC 855 should be applied to the accounting for and disclosure of subsequent events. This Statement does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.  ASC 855 would apply to both interim financial statements and annual financial statements. The objective of ASC 855 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and, 3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this standard effective April 1, 2009 and the Company’s adoption did not have a material impact on its consolidated financial statements.

On January 1, 2009, the Company adopted FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. FAS 142-3”), which is codified primarily in ASC Subtopic 350-30, General Intangibles Other than Goodwill. This pronouncement prospectively amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC Topic 350, Intangibles – Goodwill and Other. Adoption of FSP No. FAS 142-3 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets” and SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, which update accounting for securitizations and special-purpose entities.  SFAS 166 is a revision to FASB ASC 860, “Transfers and Servicing” (previously referred to as SFAS 140) and will require additional information regarding financial asset transfers, including securitization transactions, and the presence of continuing exposure around the risks related to transferred financial assets. It removes the concept of a qualifying special-purpose entity from FASB ASC 810, “Consolidation” (previously referred to as SFAS 140) and removes the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, to variable interest entities that are qualifying special-purpose entities.  SFAS 167 is a revision to FASB Interpretation No. 46(R) and modifies a company’s determination of consolidating an entity that is insufficiently capitalized or is not controlled through voting or similar ownership rights.  SFAS 166 and 167 will be effective January 1, 2010, and are effective for interim periods within the first annual reporting period. Earlier application is prohibited.  The Company is currently evaluating the possible impact from the implementation of SFAS 166 or 167 on its financial statements.

In October 2009, the FASB issued Accounting Standard Update No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this Update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this Update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update is effective for fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact, if any, of this new accounting update on its consolidated financial statements.

Note 3: Inventory

	As of December 31, 2008	As of September 30, 2009
Raw materials	$720	$712
Finished goods	428	1,781
	$1,148	$2,493

Note 4: Investment in Comverge Inc. (Comverge)

During the nine months ended September 30, 2009, the Company sold all of the 502,500 Comverge shares held at the beginning of 2009.  The Company received proceeds of $3,990 (including $112 received from covered-call options) and recorded a pre-tax gain of $1,403 on the sale of these shares.

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

The Company’s share of the first two stages of the stock purchase under the Purchase Agreement was $1,904. The Company transferred this amount to CoaLogix and was issued 264,375 shares of CoaLogix common stock. Concurrently, EnerTech and CoaLogix’s senior management’s share of the first two stages of the stock purchase under the Purchase Agreement was $1,991. CoaLogix received these amounts from EnerTech and CoaLogix senior management issued 264,375 and 12,223 shares of CoaLogix common stock, respectively. As a result of these issuances of shares, the Company’s holdings in CoaLogix were diluted to approximately 79.4%. In accordance with ASC Subtopic 810-10-65, the Company recorded an increase of $445 in Additional Paid-in-Capital as a result of the $1,991 investment by non-controlling interests.

As part of the Purchase Agreement, CoaLogix granted additional options to purchase shares of common stock to its senior management (see Note 12(b)).

Note 6:  Investment in EnerTech

In April 2009, the Company received a capital call of $500 from EnerTech relating to the Company’s investment in EnerTech.  The Company funded the capital call in April 2009.  In September 2009, the Company received another capital call of $500 from EnerTech. This capital call was funded in September 2009. To date, the Company has funded $2,150 of its $5,000 investment commitment in EnerTech.

Note 7:  Privatization of GridSense

On June 15, 2009, GridSense Systems Inc. (“GSI”) effectively completed a plan which was approved by a majority of GSI shareholders in February 2009, whereby GSI transferred its grid monitoring business to a newly formed private Australian corporation known as Gridsense Pty Ltd. (“GPL”). Concurrently, certain GSI shareholders (including Acorn) transferred their shares to a third party and received shares in GPL. Under the plan, GPL assumed all the debt of GSI including its debt to Acorn (CDN$750 ($701)) which was previously fully written down by Acorn as an impairment). As a result, the Company’s percentage ownership in the grid monitoring business increased from approximately 23% (in GSI) to approximately 31% of the newly formed Australian corporation (GPL).  The Company recorded no gain or loss on the privatization transaction. The carrying value of the Company’s investment in GPL is zero as was the carrying value of the Company’s investment in GSI prior to the going private transaction.

Note 8: Acquisition of ProExecute Licensed Technology

On April 23, 2009, the Company’s Coreworx subsidiary signed an agreement with ProExecute LLC for the rights to its Contract Management Solution technology (“ProExecute”). With the acquisition of ProExecute, Coreworx will now be extending its Project Information Control software platform, which is used for managing complex engineering documentation and information exchange among design professionals, external engineering firms and contractors, to include an integrated contract and document management solution designed to address the complete construction contract life cycle.

Upon analysis, the Company has determined that the acquisition of ProExecute should be recorded as a business acquisition under the principles of ASC Subtopic 805-10-55 (originally issued as SFAS No. 141(R), “Business Combinations”), as Coreworx acquired substantially all of the net assets of the ProExecute business including its core intellectual property, full use of ProExecute’s physical assets, as well as the access to all intellectual knowledge.

In accordance with ASC Subtopic 805-20-30 (originally issued as SFAS No. 141(R), “Business Combinations”), the Company recorded the assets acquired and the liabilities assumed (including any contractual contingencies) measured at their fair values as of the date of acquisition. The Company determined that fair value of the acquired assets on the date of acquisition was $99 all of which was allocated to license technology – an amortizable intangible asset. This asset is being amortized over a 30-month period and is included in the Company’s EIS segment (see Note 11). Additionally, the Company recorded as a liability the fair value of expected future royalty fees payable ($81 included in other current liabilities and $18 in other liabilities) with respect to the acquisition of ProExecute.

Note 9: Paketeria

In the third quarter of 2009, liquidation proceedings began with respect to Paketeria AG (“Paketeria”). The Company’s net investment in Paketeria had previously been written down to zero. As a result of the liquidation proceedings, the Company eliminated the previously recorded cumulative translation adjustment of $263 associated with the investment in Paketeria and recognized that amount as Share of Income in Paketeria.

Note 10:  Non-Controlling Interests

The following schedule presents the effects of changes in the Company’s ownership interests in its subsidiaries on the Company’s equity.

Net Income Attributable to Acorn Energy Inc. and Transfers to (from) the Noncontrolling Interest
	Nine months ended September 30,
	2008	2009
Net loss attributable to Acorn Energy, Inc.	$(3,810)	$(1,944)
Transfers to (from) the non-controlling interests:
Increase in Acorn Energy Inc.’s Additional Paid-in-Capital from sale by CoaLogix of its shares to non-controlling interests	—	445
Net transfers to non-controlling interest	—	445
Changes from net income attributable to Acorn Energy, Inc. and transfers to (from) non-controlling interests	$(3,810)	$(1,499)

Note 11:  Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill from December 31, 2008 to September 30, 2009 were as follows:

	CoaLogix	Naval & RT Solutions	EIS	Total
Balance as of December 31, 2008	3,714	$530	$2,098	$6,342
Translation adjustment	—	6	289	295
Balance as of September 30, 2009	$3,714	$536	$2,387	$6,637

The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2008 to September 30, 2009 were as follows:

	CoaLogix*		Naval Technologies		EIS**		Total
	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Cost	Accumulated Amortization	Net
Balance as of December 31, 2008	$7,511	$(761)	$523	$(48)	$3,214	$(82)	$10,357
Acquisition (see Note 8)	—	—	—	—	99	—	99
Amortization	—	(562)	—	(59)	—	(184)	(805)
Cumulative translation adjustment	—	—	6	(2)	457	(27)	434
Balance as of September 30, 2009	$7,511	$(1,323)	$529	$(109)	$3,770	$(293)	$10,085

*   CoaLogix includes regeneration, rejuvenation and on-site cleaning technologies as well as the Solucorp license.

** EIS includes software and customer relationships.

All intangible assets are being amortized over their estimated useful lives, whose weighted average lives were estimated to be ten years for CoaLogix, seven years for Naval Technologies and eighteen years for EIS. Amortization expense for each of the nine months ended September 30, 2008 and 2009 amounted to $560 and $805, respectively.  Amortization expense with respect to intangible assets is estimated to be $1,161, $1,161, $1,113, $1,108 and $1,108 per year for each of the years ending September 30, 2010 through 2014.

Note 12:  Stock Options and Warrants

 (a) Acorn Stock Options

A summary of stock option activity for the nine months ended September 30, 2009 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,876,500	$3.27
Granted	379,500	$2.19
Exercised	(2,500)	$0.91
Forfeited or expired	(253,667)	$2.65
Outstanding at September 30, 2009	1,999,833	$3.21	3.4 years	$4,581
Exercisable at September 30, 2009	1,553,164	$3.16	2.5 years	$3,646

The weighted average grant date fair value of the 379,500 stock options granted during the first nine months of 2009 was $1.74 per share. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	70%
Expected term (years)	5.8 years
Risk free interest rate	2.14%
Expected dividend yield	None

(b) CoaLogix Stock Options

In April 2009, CoaLogix granted options (the “April 2009 Options”) to purchase 81,445 of its common stock to senior management of CoaLogix under the CoaLogix Inc. 2008 Stock Option Plan (the “CoaLogix Plan”). The options were granted with an exercise price of $7.20 per share and are exercisable for a period of ten years. The options are subject to a double trigger vesting schedule. The April 2009 Options will vest over a four-year term with 25% vesting after one year and the balance vesting quarterly over the following three years. In addition, the maximum cumulative number of April 2009 Options that may vest at any applicable vesting date is limited based on the amount invested by the purchasers under the Purchase Agreement described in Note 5.

If and when all of the options in the CoaLogix Plan are exercised, the Company’s holdings in CoaLogix would be diluted from 79.4% to approximately 68.9%.

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

Based upon the above, it was determined that the options granted had a value of $4.33 per option.

A summary status of the CoaLogix Plan as of September 30, 2009, as well as changes during the nine months then ended, is presented below:

	2009
	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at January 1, 2009	376,475	$5.05
Granted at fair value	81,445	7.20
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2009	457,920	$5.43
Exercisable at September 30, 2009	128,678	$5.05

(c) Stock-based compensation expense

Total stock-based compensation expense included in the Company’s statements of operations for the nine and three months ended September 30, 2008 and 2009, respectively, was:

	Nine months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
Cost of sales	$122	$101	$65	$3
Research and development expense	—	76	—	36
Selling, general and administrative expenses	867	964	326	336
Share of losses in Paketeria	25	—	13	—
Total stock based compensation expense	$1,014	$1,141	$404	$375

(d) Warrants

A summary of stock warrants activity for the nine months ended September 30, 2009 is as follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2008	784,023	$4.06	3.1 years
Granted	—
Exercised	(28,062)	$3.38
Forfeited or expired	—
Outstanding and exercisable at September 30, 2009	755,961	$4.08	2.3 years

Note 13: Share Repurchase Program

On October 6, 2008, the Board of Directors of the Company authorized a share repurchase program of up to 1,000,000 shares of its common stock. The share repurchase program is being implemented at management’s discretion from time to time. During the period from January 1, 2009 to September 30, 2009, the Company repurchased 433,795 shares of its common stock at an average price of $2.55 per share. As at September 30, 2009, the Company repurchased a total of 497,710 shares of its common stock under the program.

Note 14: Research and Development Expenses, Net

In April 2009, following a technical audit, the Company’s Coreworx subsidiary’s claims for scientific and experimental development tax credits and Ontario innovation tax credits pertaining to its 2007 tax year totaling approximately CDN$826 ($710) net of contingency fees and interest (collectively “SR&ED Claims”) were accepted by the Canada Revenue Agency and the Ontario Ministry of Revenue, respectively.  During the second quarter of 2009, Coreworx received CDN$627 ($539) of the 2007 SRED Claim with the remaining CDN$199 ($186) expected to be received in the fourth quarter of 2009. Additionally, as a result of it passing the technical audit, Coreworx has also accrued CDN$400 ($373) with respect to similar SRED Claims pertaining to its 2008 tax year only to the extent that it is entitled to apply for refundable credits on qualifying expenditures up to August 13, 2008 (the date it was acquired by the Company). Tax credits resulting from qualifying expenditures after August 13, 2008 are applicable against income taxes otherwise payable by Coreworx.

It is the Company’s policy that credits arising from qualifying scientific research and experimental development expenditures are netted against research and development expenses. Accordingly, all the credits ($1,016) were netted against research and development expenses in the second quarter of 2009.

Note 15: Warranty Provision

The following table summarizes the changes in accrued warranty liability from the period from December 31, 2008 to September 30, 2009:

Gross Carrying Amount
Balance at December 31, 2008	$256
Warranties issued and adjustment of provision	16
Warranty claims	—
Balance at September 30, 2009*	$272

* $24 of the warranty provision is included in Other Current Liabilities and $248 in Other Liabilities at September 30, 2009.

The Company’s warranty provision is based upon the Company’s estimate of costs to be incurred during the warranty period.

Note 16: Fair Value Measurement

In February 2008, the FASB delayed the effective date of ASC Subtopic 820-10 (originally issued as SFAS No. 157, “Fair Value Measurements”) for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This provision was effective for the Company beginning on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements, because the Company did not have any non-financial assets or non-financial liabilities recognized or disclosed at fair value at the adoption date.

ASC Subtopic 820-10 defines fair value for financial reporting as the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date. The fair value measurement of our financial assets utilized assumptions categorized as observable inputs under ASC Subtopic 820-10. Observable inputs are assumptions based on independent market data sources.

The following table sets forth information regarding the fair value measurement of our financial assets as of September 30, 2009:

	Level 1	Level 2	Total
Derivative assets	$22	$—	$22
Total	$22	$—	$22

Derivative assets that are classified in Level 1 consist of forward contracts for the purchase of NIS for which market prices are readily available. Unrealized gains or losses from forward contracts are recorded in Finance income (expense), net.

Note 17: Segment Information

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

•
Energy Infrastructure Software (EIS) services are provided through the Company’s Coreworx Inc. subsidiary which was acquired in August 2008. Coreworx provides integrated project collaboration and advanced document management solutions for the architecture, engineering and construction markets, particularly for large capital projects. As these activities were acquired in August 2008, there are no comparative results reported for these activities for the three or nine month periods ended September 30, 2008.

Other operations include various operations that do not meet the quantitative thresholds of ASC 280-10 (previously referred to as SFAS No. 131.)

	CoaLogix	Naval and RT Solutions	EIS	Other	Total
Nine months ended September 30, 2009:
Revenues from external customers	$12,761	$5,541	$3,487	$932	$22,721
Intersegment revenues	—	5	—	—	5
Segment gross profit	4,169	2,368	2,888	305	9,730
Segment income (loss)	(295)	605	(1,115)	22	(783)
Depreciation and amortization expense	922	140	275	20	1,357
Stock compensation expense	378	2	171	—	551

Nine months ended September 30, 2008:
Revenues from external customers	5,441	5,340	767	982	12,530
Intersegment revenues	—	70	—	—	70
Segment gross profit	868	1,749	510	200	3,327
Segment income (loss)	(1,772)	165	(310)	(106)	(2,023)
Depreciation and amortization expense	661	139	49	37	886
Stock compensation expense	122	—	—	—	122

Three months ended September 30, 2009:
Revenues from external customers	2,824	1,905	1,385	349	6,463
Intersegment revenues	—	—	—	—	—
Segment gross profit	698	819	1,202	142	2,861
Segment income (loss)	(828)	192	(512)	43	(1,105)
Depreciation and amortization expense	309	47	102	6	464
Stock compensation expense	148	—	60	—	208

Three months ended September 30, 2008:
Revenues from external customers	1,840	1,745	767	276	4,628
Intersegment revenues	—	54	—	—	54
Segment gross profit	(234)	568	510	53	897
Segment income (loss)	(1,361)	(24)	(310)	(64)	(1,759)
Depreciation and amortization expense	229	40	49	17	335
Stock compensation expense	65	—	—	—	65

Reconciliation of Segment Income (Loss) to Consolidated Net Loss

	Nine months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
Total loss for reportable segments	$(1,917)	$(805)	$(1,695)	$(1,148)
Other operational segment income (loss)	(106)	22	(64)	43
Total operating income (loss)	(2,023)	(783)	(1,759)	(1,105)
Share of income (losses) in Paketeria	(1,560)	263	(899)	263
Share of losses in GridSense	(194)	(129)	(60)	—
Non-controlling interest	284	(48)	204	96
Impairments	(3,000)	(80)	(2,454)	—
Gain on sale of Comverge shares	8,861	1,403	3,079	176
Gain on early redemption of Debentures	1,259	—	—	—
Acquired in-process research and development	(551)	—	(551)	—
Gain on outside investment in Company’s equity investments, net	7	—	7	—
Interest expense recorded with respect to the private placement of Debentures	(3,064)	—	—	—
Income tax benefit (expense)	(689)	72	(691)	72
Net loss of corporate headquarters and other unallocated costs*	(3,140)	(2,642)	(1,197)	(726)
Net loss attributable to Acorn Energy Inc	$(3,810)	$(1,944)	$(4,321)	$(1,224)

* Includes stock compensation expense of $867 and $591 for the nine month periods ending September 30, 2008 and 2009, respectively.  Includes stock compensation expense of $326 and $168 for the three month periods ending September 30, 2008 and 2009, respectively.

Note 18: Subsequent Events

Subsequent events have been evaluated through November 12, 2009, the filing date of this Quarterly Report on Form 10Q, for disclosure and recognition.

(a) GridSense

On November 4, 2009, the Company entered into a binding letter of intent with Gridsense Pty. Ltd. (“GPL”), a company registered in Australia of which the Company owns approximately 31% of the outstanding shares, and the principal shareholders of GPL. According to the terms of the letter of intent the Company will acquire all of the shares of GPL not currently owned by the Company as well as the debt owed by GPL to certain of its shareholders (the “GPL debt”). Consideration for the acquisition of the GPL shares and the GPL debt is $4,384 multiplied by the percentage of the GPL shares not owned by the Company at closing, plus an earn-out to be determined based on the gross sales of GPL for 2010. The earn-out is capped at $2,435 multiplied by the percentage of the GPL shares not owned by the Company at closing. In connection with the Letter of Intent, the Company has made a bridge loan of $550 to GPL with an annual interest rate of 8% per annum and a term of 24 months. The bridge loan will be used by GPL for working capital and debt reduction purposes. The Company is in the process of conducting due diligence regarding this transaction and preparing the definitive purchase agreement. Closing is expected to occur in the first quarter of 2010.

(b) Exercise of options and warrants

During the period from October 1, 2009 to October 31, 2009, the Company issued 199,668 common shares as a result of option holders exercising options at an average exercise price of $1.10. As a result of the options exercised during that period, the Company received proceeds of $220.

During the period from October 1, 2009 to October 31, 2009, the Company issued 202,979 common shares as a result of warrant holders exercising warrants at an average exercise price of $4.39. As a result of the warrants exercised during that period, the Company received proceeds of $891.

(c) Call of warrants

On October 26, 2009, the Company exercised its right to call all outstanding and unexercised warrants to purchase its common stock that were issued to investors in a private placement of shares and warrants in 2006. Under the terms of the warrants, any warrants that remain outstanding and unexercised after the call date of November 24, 2009 shall be automatically cancelled and no longer exercisable.

The amount of the cash proceeds that the Company will receive will depend upon the number of warrants exercised.  If all of the 184,262 presently outstanding called warrants are exercised, the Company will receive proceeds of approximately $512.

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

Recent Developments

CoaLogix Additional Facility in North Carolina

On September 4, 2009, CoaLogix’s SCR-Tech subsidiary entered into a lease agreement to lease approximately 7.3 acres of land in Charlotte, North Carolina together with a building containing approximately 143,500 square feet of office and warehouse space. SCR-Tech entered into the lease in order to begin operating a second manufacturing, warehousing and research and development facility. The initial term of the lease is for seven years, and SCR-Tech may extend the lease for up to two extension terms of five years each. SCR-Tech is initially leasing 98,460 square feet through August 31, 2010, and will lease the balance of the 45,040 square feet on September 1, 2010. SCR-Tech has the right to elect to lease the balance of such square feet prior to September 1, 2010.

Under the terms of the lease, SCR-Tech will have free rent for the first nine months of lease of the 98,460 square feet of space, and will have free rent for the first six months of the lease of the 45,040 square feet of space. Once the rent-free periods have passed, SCR-Tech will begin making monthly payments of rent on the basis of $2.70 per square foot with the rental rate increasing at 3% per year. The rental rate for the extension terms shall be the prevailing base rental rate per square foot of rentable area available in the Charlotte, North Carolina market for comparable properties with a cap of 110% of the rental rate at the expiration of the preceding expiring term.

GridSense

On November 4, 2009, we entered into a binding letter of intent with Gridsense Pty. Ltd. (“GPL”), a company registered in Australia of which we own approximately 31% of the outstanding shares, and the principal shareholders of GPL. According to the terms of the letter of intent, we will acquire all of the shares of GPL not currently owned by us as well as the debt owed by GPL to certain of its shareholders (the “GPL debt”). Consideration for the acquisition of the GPL shares and the GPL debt is $4,384,000 multiplied by the percentage of the GPL shares not owned by the Company at closing, plus an earn-out to be determined based on the gross sales of GPL for 2010. The earn-out is capped at $2,435,000 multiplied by the percentage of the GPL shares not owned by us at closing. In connection with the letter of intent, we made a bridge loan of $550,000 to GPL with an annual interest rate of 8% per annum and a term of 24 months. The bridge loan will be used by GPL for working capital and debt reduction purposes. We are in the process of conducting due diligence regarding this transaction and preparing the definitive purchase agreement. Closing is expected to occur in the first quarter of 2010.

Call of Warrants

On October 26, 2009, we exercised our right to call all outstanding and unexercised warrants to purchase our common stock that were issued to investors in a private placement of shares and warrants in 2006. Under the terms of the warrants, any warrants that remain outstanding and unexercised after the call date of November 24, 2009 will be automatically cancelled and no longer exercisable. The amount of the cash proceeds that the Company will receive will depend upon the number of warrants exercised.  If all of the 184,262 presently outstanding called warrants are exercised, we will receive proceeds of approximately $0.5 million.

Registration Statement

On September 16, 2009, The Securities and Exchange Commission declared effective a previously filed a registration statement on Form S-3 which registers the shelf for offer and sale from time to time the securities referenced in the registration statement in one or more offerings with an aggregate offering price of up to $12 million.

Overview and Trend Information

During the 2009 period included in this report, we had operations in three reportable segments: providing catalyst regeneration technologies and management services for SCR systems through our CoaLogix subsidiary; Naval and RT Solutions which is conducted through our DSIT subsidiary and Energy Infrastructure Software (“EIS”) services provided through our Coreworx subsidiary which was acquired in August 2008.  Accordingly, our results presented in this report do not include meaningful comparative information for the three and nine month periods ending September 30, 2008 with respect to Coreworx’s results.

The following analysis should be read together with the segment information provided in Note 17 to the interim unaudited consolidated financial statements included in this quarterly report.

CoaLogix

Our CoaLogix segment reported significantly increased revenues, gross profit, gross margin and net income in 2009 as compared to 2008 (for both the three and nine months ended September 30).

Revenues of $12.8 million represent an increase of approximately $7.3 million or 135% in the first nine months of 2009 as compared to the first nine months of 2008. Third quarter 2009 revenues of $2.8 million also reflected an increase of approximately $1.0 million or 53% over second quarter 2008 revenues of $1.8 million. The increase in revenues was due to continuing penetration in the regeneration market combined with the ability to process more SCR modules facilitated by the completion of a plant expansion in the fourth quarter 2008. Third quarter 2009 revenues of $2.8 million decreased from second quarter 2009 revenues of $4.5 million primarily due to the re-scheduling of jobs that will be processed in the fourth quarter rather than the third quarter.  CoaLogix was still able to manage its plant capacity by beginning to process items for its own inventory.

Gross profit in the first nine months of 2009 increased by approximately $3.3 million or 380% over first nine months of 2008 gross profit. In the third quarter of 2009, gross profit of $0.7 million represents an increase of $0.9 million over third quarter 2008 gross profit. The increase in gross profit was due to increased revenues noted above and increased gross margins.

CoaLogix’s gross margins increased to 33% in the first nine months of 2009 compared to 16% in the first nine months of 2008.  Gross margins increased during the period due to increased efficiencies and additional throughput from the plant expansion in the fourth quarter of 2008.

At the end of the third quarter, SCR-Tech had a backlog of approximately $9.8 million which CoaLogix expects to realize over the next 2 years.

In April 2009, we entered into the Purchase Agreement with CoaLogix, EnerTech and certain members of CoaLogix’s senior management pursuant to which Acorn and EnerTech each agreed to purchase from CoaLogix 781,111 shares of common stock for a purchase price of $5.6 million, and certain members of CoaLogix’s senior management agreed to purchase 36,111 shares of common stock of CoaLogix for an aggregate purchase price of approximately $260,000.  Proceeds of the sale of the common stock will be used by CoaLogix for plant expansion, technology development, legal expenses and computer software.  Including the $1.8 million received by CoaLogix in September 2009, CoaLogix has received approximately $3.9 million of the total $11.5 million commitment by Acorn, EnerTech and management. A majority of the $2.2 million of expenditures to date has been for technology development and legal costs associated with pending legal actions to which CoaLogix is a party (see Part II – Other Information, Item 1. Legal Proceedings).

CoaLogix is currently engaged in reevaluating and testing the economic viability of its MetalliFix technology which is used for the removal of heavy metals, such as mercury and selenium, from coal-fired power plants. If, as a result of the testing, the MetalliFix technology is found not to be economically viable, CoaLogix may record an impairment of all or a portion of its MetalliFix related assets. Such impairment, if recorded, could have a material adverse effect on our results of operations and financial condition. Such assets include the license for the technology as well as chemical inventories and certain prepaid assets. The current book value of those assets is approximately $2.4 million. Under the license agreement for the acquisition of the technology from Solucorp Industries Ltd. (Solucorp), CoaLogix has the right to terminate the license agreement in the event Solucorp cannot deliver to CoaLogix the MetalliFix product for the prices set forth in the license agreement, and upon such termination Solucorp would be obligated to refund to CoaLogix a pro rata portion of the $2.0 million license fee it paid Solucorp.  Solucorp has agreed that in the event CoaLogix so terminates the license agreement the amount of the license fee to be refunded to CoaLogix would be $1.8 million.  In the event of such termination of the license agreement, CoaLogix would seek to return to Solucorp the chemicals purchased from Solucorp and obtain a refund for the amounts paid. CoaLogix is uncertain as to whether Solucorp would be able to satisfy these refund obligations.

As noted in Recent Developments, in September 2009, CoaLogix’s SCR-Tech subsidiary entered a lease agreement to lease approximately 7.3 acres of land in Charlotte, North Carolina together with a building containing approximately 143,500 square feet in order to begin operating a second manufacturing, warehousing and research and development facility. CoaLogix expects the new facility to begin operations during the first half of next year and will be able to service its continued growth while providing additional capacity for new and existing customers. CoaLogix will make a significant capital investment in the expansion from funds received under the Purchase Agreement. In addition, SCR-Tech will receive both state and local government incentives. CoaLogix’s decision for SCR-Tech to lease additional space is in response to the increased demand for its services and products.

Naval & RT Solutions

Our Naval & RT Solutions segment in DSIT reported slightly increased revenues but significantly increased gross profit, gross margin and net income in the first nine months of 2009 as compared to the first nine months of 2008.

First nine months 2009 revenues of $5.5 million were slightly higher ($0.2 million) as compared to the first nine months of 2008 revenues of $5.3 million. Third quarter 2009 revenues of $1.9 million reflected a slight increase of $0.2 million or 9% compared to third quarter 2008 segment revenues of $1.7 million. Within the segment, sales from our Naval Solutions (which include AquaShield™ sales) increased in the first nine months of 2009 by approximately $1.2 million as compared to the first nine months of 2008. This increase was almost entirely offset by a decrease of approximately $1.0 million in our other RT Solutions projects. DSIT expects this trend to continue as it increasingly focuses on growing the Naval Solutions portion of this segment.

Gross profit in the first nine months of 2009 increased by approximately $0.6 million or 35% over first nine months of 2008 gross profit. Gross margins increased in the first nine months of 2009 to 43% as compared to 33% in the first nine months of 2008. The increase in gross profit was due to increased margins on projects as the current mix of projects (with increased Naval Solutions sales) has higher margins than the mix of projects in 2008.

At September 30, 2009, our Naval and RT Solutions segment had a backlog of approximately $5.0 million. In addition, in July 2009, DSIT signed an agreement with a leading Homeland Security integrator securing future orders for its underwater site security systems. Under the agreement the integrator committed to providing DSIT, by the end of the first quarter of 2010, with orders for the AquaShield™ Diver Detection Sonar (DDS) system totaling close to $5 million. The agreement also includes an option for ordering of additional AquaShield™ systems valued at approximately an additional $5 million by the end of 2011. Our current backlog does not reflect any of these orders. Based on our backlog, we expect that revenues in the coming quarters will continue to be at approximately at the level of sales in the third quarter of 2009.

Coreworx

During the third quarter of 2009, Coreworx continued its increased focus on providing its software solutions to the nuclear power industry by more than doubling its second quarter expenditures on its development of solutions to the nuclear power industry.  Coreworx is planning to deliver a nuclear industry solution that addresses project execution and information control requirements for major refurbishment, modifications to the original plant design to increase the maximum capacity output at which the plant can operate and new build projects.  The nuclear industry solution will address regulatory compliance, document traceability, and work processes that utilize best practices in managing major capital projects.  Market conditions that Coreworx believes will drive nuclear solutions as a growing source of revenue include: an increasing world-wide energy demand, an aging North American nuclear infrastructure, and public pressure to provide clean-air electricity sources that reduce dependency on overseas supplies of fossil fuel. Coreworx anticipates receiving its first order for its nuclear industry solution in either the fourth quarter of 2009 or the first quarter of 2010.

As we acquired Coreworx in August 2008, we have only included its results from August 2008 in our 2008 results. However, Coreworx’s revenues of CDN$4.1 million in the first nine months of 2009 represents an increase of CDN$1.8 million over Coreworx’s first nine months 2008 revenues of CDN$2.3 million. The increase in revenues is principally due to increases in software licenses sold and increases in ongoing maintenance fees.

Coreworx’s gross profit in the first nine months of 2009 was CDN$3.4 million compared to 2008 first nine months gross profit of CDN$2.0 million.  The increase in Coreworx’s gross profit in 2009 was attributable to the increase in sales.

As of the end of the third quarter of 2009, Coreworx had deferred revenue of approximately CDN$1.2 million resulting from receipts of recurring maintenance and support billings from its customers. Coreworx expects to recognize those revenues in the fourth quarter of 2009 and into 2010.

In addition to the $1.0 loan million made by Acorn to Coreworx in June 2009 for development of the new project information software for the nuclear power plant industry, Coreworx will require additional working capital support to accelerate its nuclear and contract management product offerings in order to achieve market readiness in early 2010. This support may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional investment from us in Coreworx may be limited by the working capital needs of our corporate activities and other operating companies.

GridSense

In June 2009, GridSense completed a going private transaction. As a result of this transaction, our holdings in the entity which will continue to carry on GridSense’s grid monitoring business increased to approximately 31%. We account for our GridSense investment using the equity method; however, as our investment in GridSense has been reduced to zero, we no longer record equity income or loss in GridSense. In the future, should our investment carrying value become positive, we will record approximately 31% of GridSense’s income or loss as our share of their income or loss.  See Recent Developments for disclosure regarding the binding letter of intent which we entered into on November 4, 2009 for the acquisition of the shares of Gridsense which we do not currently own.

Corporate

In October, 2008, our Board of Directors authorized a share repurchase program of up to 1,000,000 shares of our common stock. The share repurchase program is being implemented at management’s discretion from time to time. In the period from January 1, 2009 to September 30, 2009, we purchased 433,795 shares at an average price of $2.55 per share under our Stock Repurchase Program (see Item 2(c) – Issuer Purchases of Equity Securities).

During the third quarter of 2009, we repaid our corporate debt of $3.4 million related to our acquisition of Coreworx. In addition, we also invested approximately $1.4 million in CoaLogix and Enertech following capital calls from those companies. Offsetting these expenditures and our normal corporate operating costs was the release of approximately $2.5 million of cash that had been restricted for the benefit of a guarantee for a project for DSIT was released. Following the aforementioned activity, we had approximately $8.4 million in unrestricted corporate cash at September 30, 2009.  We continue to have significant corporate cash expenses and will continue to expend in the future, significant amounts of funds on professional fees and other costs in connection with our strategy to seek out and invest in companies that fit our target business model. Following the end of the third quarter, we received approximately $1.0 million from the proceeds from exercises of options and warrants, received a tax refund of approximately $0.2 million and lent Gridsense $550,000. At the end of October 2009, our unrestricted cash balance stood at approximately $9.1 million.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three and nine months ended September 30, 2008 and 2009, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components.  Our results for the three and nine months ended September 30, 2009 include the results of our newly acquired Coreworx subsidiary. As such, results for the three months ended September 30, 2009 may not be meaningfully comparable to the results for the three and nine months ended September 30, 2008 without negating the effect of Coreworx’s results for 2008. For segment data see Note 17 to the Unaudited Consolidated Financial Statements included in this quarterly report.

	Nine months ended September 30,					Three months ended September 30,
	2008		2009		Change	2008		2009		Change
	($,000)	% of sales	($,000)	% of sales	From 2008 to 2009	($,000)	% of sales	($,000)	% of sales	From 2008 to 2009
Sales	$12,530	100%	$22,721	100%	81%	$4,628	100%	$6,463	100%	40%
Cost of sales	9,203	73	12,991	57	41	3,731	81	3,602	56	(3)
Gross profit	3,327	27	9,730	43	192	897	19	2,861	44	219
R&D expenses, net	510	4	76	0	(85)	402	9	424	7	5
Acquired in-process research and development	551	4	—	—	(100)	551	12	—	—	(100)
Impairments	3,000	24	80	0	(97)	2,454	53	—	—	(100)
SG&A expenses	8,094	65	13,292	59	64	3,401	73	4,565	71	34
Operating loss	(8,828)	(70)	(3,718)	(16)	(58)	(5,911)	(128)	(2,128)	(33)	(64)
Gain on early redemption of Debentures	1,259	10	—	—	(100)	—	—	—	—	—
Finance income (expense), net	(2,950)	(24)	213	1	(107)	(50)	(1)	297	5	(694)
Gain on sale of Comverge shares	8,861	71	1,403	6	(84)	3,079	67	176	3	(94)
Gain on outside investment in Company’s equity investments	7	0	—	—	(100)	7	0	—	—	(100)
Loss before taxes on income	(1,651)	(13)	(2,102)	(9)	27	(2,875)	(62)	(1,655)	(26)	(42)
Taxes on income	(689)	(5)	72	0	(110)	(691)	(15)	72	1	(110)
Loss from operations of the Company and its consolidated subsidiaries	(2,340)	(19)	(2,030)	(9)	(13)	(3,566)	(77)	(1,583)	(24)	(56)
Share of losses in GridSense	(194)	(2)	(129)	(1)	(34)	(60)	(1)	—	—	(100)
Share in income (losses) in Paketeria	(1,560)	(12)	263	1	(117)	(899)	(19)	263	4	(129)
Net loss	(4,094)	(33)	(1,896)	(8)	(54)	(4,525)	(98)	(1,320)	(20)	(71)
Net (income) loss attributable to non-controlling interests	284	2	(48)	0	(117)	204	4	96	1	(53)
Net loss attributable to Acorn Energy Inc.	$(3,810)	(30)	$(1,944)	(9)	(49)	$(4,321)	(93)	$(1,224)	(19)	(72)

Sales.  Sales in the first nine months of 2009 increased by $10.2 million or 81% from $12.5 million in the first nine months of 2008 to $22.7 million in the first nine months of 2009. The increase in sales is partially attributable to the inclusion of Coreworx sales of $3.5 million in the first nine months of 2009 compared to the $0.8 million of Coreworx sales from the date of our acquisition on August 13, 2008 through September 30, 2008 included in our 2008 results. The balance of the increase in sales is due to the increase in CoaLogix sales which increased by $7.3 million (135%) to $12.8 million compared to first nine months 2008 sales of $5.4 million. DSIT’s Naval & RT Solutions segment sales increased slightly from $5.3 million to $5.5 million. The increase in CoaLogix sales was due to continued penetration in the regeneration market combined with the ability to process more SCR modules facilitated by the completion of a plant expansion in the fourth quarter 2008.

Sales in the third quarter of 2009 also reflected an increase of $1.8 million over the third quarter of 2008. The increase in sales was attributable primarily to CoaLogix’s increase in sales of $1.0 million from $1.8 million in 2008 to $2.8 million in 2009 combined with the increase in Coreworx’s third quarter  sales of $0.6 million as well as a $0.2 million increase in DSIT sales.

Gross profit. Gross profit in the first nine months of 2009 increased by $6.4 million or 192% as compared to the first nine months of 2008. The increase in gross profit is attributable to the inclusion of Coreworx gross profit in the first nine months of 2009 of $2.9 million compared to the gross profit of $0.5 million recorded for Coreworx following our acquisition in August 2008. In addition, both CoaLogix and DSIT recorded increased gross profits of $3.3 million (an increase of 380%) and $0.7 million (an increase of 37%), respectively. The increase in CoaLogix gross profit was attributable to both the increase in CoaLogix sales as well as increased margins. Gross margins for CoaLogix increased from 16% in the first nine months of 2008 to 33% in the first nine months of 2009 reflecting  greater operational efficiency since the plant expansion at the end of 2008. Gross margin in DSIT’s Naval and RT Solutions segment increased from 33% in the first nine months of 2008 to 43% in the first nine months of 2009 due to an increase in the higher margin AquaShieldTM projects worked on in 2009.

Research and development, net (“R&D”). We recorded net  R&D expenses of $76,000 in the first nine months of 2009 as compared to an expense of $510,000 in the first nine months of 2008. The expense recorded for the first nine months of 2009 is net of a benefit of approximately $1.0 million  following the approval of a claim by our Coreworx subsidiary for scientific research and experimental development tax credit refunds from the Canada Revenue Agency of the Ontario Ministry of Revenue in the second quarter of 2009.

Impairments. In 2008, we recorded impairments and provisions of $3.0 million with respect to loans made to and investments in affiliated companies. In 2009, we recorded an impairment of $80,000 with respect to our investment in EnerTech.

Selling, general and administrative expenses (“SG&A”).  SG&A in the first nine months of 2009 increased by $5.2 million as compared to the first nine months of 2008. A portion of the increase is attributable to the Coreworx’s SG&A costs of $4.6 million in 2009 compared to the $0.4 million recorded in 2008 with respect to the period following our acquisition in August 2008. CoaLogix’s SG&A costs in the first nine months of 2009 increased by $1.8 million as compared to the first nine months of 2008 reflecting increased overhead costs resulting from the company’s growth and legal expenses associated with the EES and Evonik lawsuits discussed in Part II, Item 1, Legal Proceedings. DSIT’s SG&A costs were relatively unchanged. Corporate general and administrative costs decreased by $0.8 million reflecting the continuing effects of our efforts to reduce corporate costs.

Gain on early redemption of Debentures. In accordance with applicable accounting standards, we recorded a non-cash gain of approximately $1.3 million in connection with the January 2008 redemption of our convertible debentures.

Finance income (expense), net. The decrease in finance expense in the first nine months of 2009 compared with the first nine months of 2008 is primarily due to the interest expense of $3.1 million recorded with respect to the write-off of the remaining balances of debt origination costs, warrants value and beneficial conversion features in the early redemption of our convertible debentures.

Gain on sale of Comverge shares.  In the first nine months of 2009, we sold all of the 502,500 shares of Comverge shares that we held at the beginning of 2009 and recorded a gain of $1.4 million on proceeds of $4.0 million. In the first nine months of 2008, we sold 1,261,165 of our Comverge shares of and recorded a gain of $8.9 million on proceeds of $15.4 million.

Liquidity and Capital Resources

As of September 30, 2009, we had working capital of $16.2 million, including $12.0 million of non-restricted cash and cash equivalents. During the nine months ended September 30, 2009, approximately $4.1 million was used in operating activities. The primary use of cash in operating activities during the first nine months of 2009 was the $2.1 million and the $1.8 million used respectively by CoaLogix and our corporate operations. Both Coreworx and DSIT each used approximately $0.1 million in their operating activities during the first nine months of 2009.

Cash provided by investing activities of $3.4 million was primarily due to the $4.0 million of proceeds from the sale of our Comverge shares and covered-calls during the period and $2.5 million from the release of restricted deposits associated with on of DSIT’s projects. Those proceeds amounts were partially offset by new restricted deposits of approximately $0.7 million as security for new DSIT’s projects, $1.0 million for investment in EnerTech arising from capital calls, $1.0 million for the acquisition of property and equipment and the payment of $0.3 million for DSIT shares as a result of the exercise of a put option at the end of 2008.

Net cash of $2.0 million was used in financing activities, primarily from repayment of notes due to former shareholders of Coreworx ($3.4 million) and the purchase of treasury shares ($1.1 million). These uses of cash were partially offset by the proceeds from the issuance of shares to non-controlling interests in CoaLogix ($2.0 million) and the proceeds from new short-term borrowings by our operating subsidiaries ($0.4 million).

At September 30, 2009, DSIT had approximately $530,000 in Israeli credit lines available to it by an Israeli bank. DSIT’s bank temporarily increased DSIT’s credit line to approximately $800 (until October 1, 2009). At September 30, 2009, DSIT was utilizing $620 of the temporarily increased line-of-credit. On October 1, 2009, DSIT reduced its utilization of the line of credit following the receipt of cash from certain customers.

The line-of-credit is subject to certain financial covenants. DSIT was in compliance with its financial covenants at September 30, 2009. We believe that DSIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months.  This is based on continued utilization of its lines of credit and expected continued improvement of operating results stemming from anticipated growth in sales. DSIT is continuing to search for additional sources of financing to support its growth.

At September 30, 2009, CoaLogix had a $500,000 term loan and a $2 million formula based line-of-credit available to it for utilization from a bank.  At September 30, 2009, CoaLogix was utilizing $200,000 of the formula based line of credit. Both the term loan and the line-of-credit are to finance CoaLogix’s working capital and to finance its growth and are subject to certain financial covenants. CoaLogix was in compliance with its financial covenants at September 30, 2009. We believe that CoaLogix will have sufficient liquidity to finance its operating activities from cash flow from its own operations and its bank financing over the next 12 months.

In anticipation of CoaLogix’s need to increase production capacity in order to satisfy expected increased orders from customers, in April 2009, we entered into the Purchase Agreement (see “Recent Developments”) with CoaLogix and other parties and each party agreed to purchase shares of common stock from CoaLogix for an aggregate  purchase price of approximately $11.5 million.  The Purchase Agreement provides that Acorn and others will purchase such shares of common stock in installments as funding is needed by CoaLogix for plant expansion, technology development, legal expenses and computer software.  The first stage of funding under the Purchase Agreement was $2.1 million which was received by CoaLogix in April 2009. The second stage of funding under the Purchase Agreement was $1.8 million which was received by CoaLogix in September 2009.

CoaLogix’ subsidiary, SCR-Tech, entered into a five-year regeneration agreement with a major customer during the fourth quarter requiring it to issue a performance bond with a surety company in the amount of 100% of the price of each purchase order.  The surety company requires an irrevocable letter of credit issued by one of its approved financial institutions supported by 50% collateral of the performance bond.   In addition, Acorn Energy, CoaLogix and SCR-Tech have agreed to indemnify the surety company for any potential claims, losses, costs, and damages incurred should the bond need to be executed by the surety company.  SCR-Tech expects to record $531,000 of operating cash to restricted cash during the fourth quarter to meet the letter of credit collateral requirement.

In addition to the loan of $1.0 million by us to Coreworx for development of a new project information software product for the nuclear power plant industry which we made in June 2009, we continue to expect that Coreworx will require additional working capital support in order to finance its working capital needs in 2009 and into 2010. This support may be in the form of a bank line, new investment by others, additional investment or loan by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional investment from us in Coreworx may be limited by the working capital needs of our corporate activities and other operating companies.

As of October 31, 2009, the Company’s corporate operations had a total of approximately $9.1 million in cash and cash equivalents, reflecting a $0.7 million increase from the $8.4 million balance as of September 30, 2009. The increase from September 30, 2009 is primarily due to cash of $1.1 million received from the exercise of warrants and options and a tax refund of approximately $0.2 million which was partially offset by our $550,000 loan to Gridsense.

On October 26, 2009, we exercised our right to call all outstanding and unexercised warrants to purchase its common stock that were issued to investors in a private placement of shares and warrants in 2006. Under the terms of the warrants, any warrants that remain outstanding and unexercised after the call date of November 24, 2009 will be automatically cancelled and no longer exercisable. The amount of the cash proceeds that the Company will receive will depend upon the number of warrants exercised.  If all of the 184,262 presently outstanding called warrants are exercised, we will receive proceeds of approximately $0.5 million.

Furthermore, in the offering for our 2007 Private Placement of Convertible Redeemable Subordinated Debentures, we issued 634,258 of warrants that had an exercise price of $4.50. As of October 31, 2009, 217,369 of these warrants were still outstanding. Under the terms of the offering, the warrants are currently callable by us at any time on 20 business days notice as our Common Stock has achieved a volume weighted average price of $6.00 for more than 20 consecutive trading days. If we called these options and all of the 217,369 warrants outstanding at October 31 are exercised, we will receive proceeds of approximately $1.0 million.

We believe that the cash on hand, plus the cash potentially available from exercises of warrants, as well as cash from our subsidiaries operating activities will provide more than sufficient liquidity to finance Acorn and its subsidiaries’ activities for the foreseeable future and for the next 12 months in particular.

Contractual Obligations and Commitments

Our contractual obligations and commitments at September 30, 2009 principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and potential severance obligations to Israeli employees and are set forth in the table below.

	Cash Payments Due During Year Ending September 30,
	(amounts in thousands)
Contractual Obligations	Total	2010	2011- 2012	2013- 2014	2015 and thereafter
Operating leases	$5,931	$1,415	$2,388	$896	$1,232
Potential severance obligations (1)	3,009	117	—	—	2,892
Investment in EnerTech Capital Partners III L.P. (2)	2,850	2,850	—	—	—
Investment in CoaLogix (3)	3,720	3,720	—	—	—
Total contractual cash obligations	$15,510	$8,102	$2,388	$896	$4,124

We expect to finance these contractual commitments from cash on hand and cash generated from operations.

(1) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and ending salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies.  As of September 30, 2009, we accrued a total of $2.9 million for potential severance obligations of which approximately $1.9 million was funded with cash to insurance companies.

(2) In August 2007, we committed to invest up to $5 million over a ten-year period in EnerTech Capital Partners III L.P. (“EnerTech”), a proposed $250 million venture capital fund targeting early and expansion stage energy and clean energy technology companies that can enhance the profits of the producers and consumers of energy.

Our obligation under this commitment is presented as an obligation due in the next 12 months, though it is uncertain as to when actual payments may be made. Through September 30, 2009, we have received and funded capital calls of $2,150,000 to EnerTech III.

(3) In April 2009, we entered into the Purchase Agreement with CoaLogix, EnerTech and certain members of CoaLogix’s senior management pursuant to which each of Acorn and EnerTech agreed to purchase from CoaLogix 781,111 shares of common stock for a purchase price of $5,624,000 and certain members of CoaLogix’s senior management agreed to purchase 36,111 shares of common stock of CoaLogix for an aggregate purchase price of $260,000.  The Purchase Agreement provides that Acorn, EnerTech and senior management will purchase such shares of common stock in installments as funding is needed by CoaLogix for plant expansion, technology development, legal expenses and computer software. Through September 30, 2009, we have invested $1,904,000 of our $5,624,000 commitment. Our remaining obligation under this commitment of $3,720,000 is presented as due in the next 12 months, though it is uncertain as to when actual payments may be made.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit incurred to finance our operations in Israel, whose net utilization at September 30, 2009 stood at $0.6 million. Our non-US dollar monetary assets and liabilities (net assets of approximately $0.3 million) in Israel are exposed to fluctuations in exchange rates. In addition, our non-US dollar monetary assets and liabilities (net assets of approximately $0.3 million as at September 30, 2009) in Canada at our Coreworx subsidiary are also exposed to fluctuations in exchange rates.

Furthermore, $0.8 million and $1.0 million of our backlog of projects are contracts and orders that are denominated in NIS and linked to an Israeli Ministry of Defense Index, and denominated in NIS, respectively.

In 2009, our DSIT subsidiary began to enter into forward contracts which did not qualify as hedging instruments under accounting principles to try to mitigate its foreign currency exposure risks. At September 30, 2009, DSIT had committed to selling NIS 1.1 million each in October and November 2009 at an exchange rate of 3.847 and NIS 0.8 million in December 2009 at an exchange rate of 3.913. At September 30, 2009, the exchange rate of the NIS was 3.758.

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

On June 24, 2009, EES filed a further Amended Complaint to add CoaLogix’ CEO and EnerTech as parties to the suit and to add further claims of theft of opportunity and civil conspiracy.  EES has subsequently indicated that it will drop EnerTech as a defendant to the suit.  The court recently allowed CoaLogix’ CEO to be added as a party to the suit and also allowed the claims of theft of opportunity and civil conspiracy to be added.

CoaLogix denies any liability and is vigorously defending this lawsuit in the event that a favorable settlement is not reached.  Further, CoaLogix contends that its cost of defense, together with any ultimate judgment, is the responsibility of Solucorp due to an indemnification agreement between the companies.  Solucorp has agreed to assume the cost of defense, but has not made a commitment regarding any ultimate judgment nor a commitment as to when it will make payment as to CoaLogix’ legal costs. The discovery phase of the case has closed, and mediation is scheduled for December 15, 2009.  In the event a favorable settlement is not reached in mediation, CoaLogix intends to file a motion with the court for dismissal of the lawsuit in summary judgment.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The Company purchased, pursuant to its share repurchase program, shares of the Company’s common stock as follows for the months of January through September 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan[1]
January 1, 2009 – January 31, 2009	59,640	$2.15	123,555	876,445
February 1, 2009 – February 28, 2009	45,907	$2.42	169,462	830,538
March 1, 2009 –March 31, 2009	40,106	$2.21	209,568	790,432
April 1, 2009 –April 30, 2009	37,701	$2.46	247,269	752,731
May 1, 2009 –May 31, 2009	68,701	$2.74	315,970	684,030
June 1, 2009 – June 30, 2009	165,340	$2.74	481,310	518,690
July 1, 2009 –July 31, 2009	16,400	$2.81	497,710	502,290
August 1, 2009 –August 31, 2009	—	—	497,710	502,290
September 1, 2009 – September 30, 2009	—	—	497,710	502,290

Total	433,795	$2.55

1 The maximum number of shares that may be purchased under the share repurchase plan is 1,000,000 shares. To date, an aggregate of 497,710 shares have been purchased.

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders on August 4, 2009, John A. Moore, George Morgenstern, Richard J. Giacco, Joseph Musanti, Richard S. Rimer and Samuel M. Zentman were elected as directors, each for a term of one year to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. The results of the voting were as follows:

Nominee	For	Withheld

John A. Moore	8,233,416	705,483
George Morgenstern	8,166,464	772,435
Richard J. Giacco	8,876,529	62,370
Joseph Musanti	8,876,529	62,370
Richard S. Rimer	8,879,029	59,870
Samuel M. Zentman	8,876,529	62,370

Item 6.   Exhibits.

10.1	Lease Agreement dated September 4, 2009 by and between SCR-Tech, LLC and Fat Boy Trading Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: November 12, 2009

By: /s/ Michael Barth
Michael Barth
Chief Financial Officer