Form 10-Q/A
period 2009-09-30
ACORN ENERGY, INC.
filed 2009-12-24
CIK 880984

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the Securities and Exchange Commission on November 12, 2009 (the “Original Filing”), to correct the reference to the period for the report in Exhibits 32.1 and 32.2.  Accordingly we are refiling Item 6 and Exhibits 31.1, 31.2, 32.1, and 32.2. We have not made any other changes to the Original Filing.

Except as identified above, no other items included in the Original Filing have been amended. This Amendment No.1 on Form 10-Q/A does not modify or attempt to update the financial statements, footnotes or any other disclosures as contained in the Original Filing.

Item 6. Exhibits.

10.1	Lease Agreement dated September 4, 2009 by and between SCR-Tech, LLC and Fat Boy Trading Company*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 * Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its Principal Financial Officer thereunto duly authorized.

ACORN ENERGY INC.

Dated: December 24, 2009	By:	/s/ Michael Barth
Michael Barth
Chief Financial Officer