Form 10-K
period 2009-12-31
ACORN ENERGY, INC.
filed 2010-03-22
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission file number: 0-19771

ACORN ENERGY, INC.
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2786081 (I.R.S. Employer Identification No.)

4 West Rockland Road, Montchanin, Delaware (Address of principal executive offices)	19710 (Zip Code)

302-656-1707
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	The NASDAQ Global Market

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
Yes ☐ No ☒

As of last day of the second fiscal quarter of 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $30.4 million based on the closing sale price on that date as reported on the NASDAQ Global Market. As of March 15, 2010 there were 14,219,148 shares of Common Stock, $0.01 par value per share, outstanding.

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

AquaShield™ is a trademark of our DSIT Solutions Ltd. subsidiary.  CoaLogix™ and MetalliFix™ are trademarks of our CoaLogix subsidiary. Coreworx™ is a trademark of our Coreworx subsidiary.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Acorn Energy (the “Company”) is a holding company focused on improving the efficiency and environmental impact of the energy infrastructure, fossil fuel and nuclear industries. Our operating companies leverage advanced technologies to transform the existing energy infrastructure. We aim to acquire primarily controlling positions in companies led by promising entrepreneurs, and we add value by supporting those companies with financing, branding, positioning, and strategy and business development.

Through our majority or wholly-owned operating subsidiaries we provide the following services:

 SCR Catalyst and Management Services. We provide selective catalytic reduction (“SCR”) catalyst and management services for coal-fired power plants through our CoaLogix Inc. ("CoaLogix") subsidiary.  These services include SCR catalyst management, cleaning and regeneration as well as consulting services to help power plant operators optimize efficiency and reduce overall nitrogen oxides (“NOx”) compliance costs through CoaLogix’s SCR-Tech LLC subsidiary.

•      Naval and RT Solutions.  We provide sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other real-time and embedded hardware and software development and production through our DSIT Solutions Ltd. ("DSIT") subsidiary.

•      Energy Infrastructure Software (EIS) Services. We provide energy infrastructure software services through our Coreworx Inc. (“Coreworx”) subsidiary. Coreworx is a leading provider of integrated project collaboration and advanced document management solutions for the architecture, engineering and construction markets, particularly for large capital projects in the energy industry.

Entities in which we own equity interests are engaged in the following activities:

•      GridSense Pty Ltd. ("GridSense") provides remote monitoring and control systems to electric utilities and industrial facilities worldwide.

•      U.S. Sensor Systems, Inc. ("USSI") develops and produces fiber optic sensing systems for the energy and defense markets (See “Recent Developments”).

During 2009, we had operations in three reportable segments: providing catalyst regeneration technologies and management services for SCR systems through our CoaLogix subsidiary (our CoaLogix segment); providing sonar and acoustic related solutions and other real-time and embedded hardware and software development and production for energy, defense and commercial markets through our DSIT subsidiary (our Naval & RT Solutions segment); and providing integrated project collaboration and advanced document management solutions for the architecture, engineering and construction markets through our Coreworx subsidiary (our EIS segment). Our “Other” segment represents IT and consulting activities at our DSIT subsidiary.

REVENUES BY COMPANY

The following table shows, for the periods indicated, the dollar amount (in thousands) of the consolidated revenues attributable to each of our consolidated companies.

	Year ended December 31,		Three months ended December 31,
	2008	2009	2008	2009
CoaLogix	$10,099	$18,099	$4,658	$5,338
DSIT Solutions	8,267	9,219	1,945	2,746
Coreworx	2,330	3,999	1,563	512
Total	$20,696	$31,317	$8,166	$8,596

COALOGIX

Through SCR-Tech, which is 100% owned by our 77% owned CoaLogix subsidiary, we offer a variety of services for coal-fired power plants that use SCR systems to reduce nitrogen oxides (“NOx”) emissions.  NOx emissions are contributors to ground-level ozone (smog), particulate matter and acid rain. These services include SCR catalyst management, cleaning and regeneration, as well as consulting services to help power plant operators optimize efficiency and reduce overall NOx compliance costs.

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

The average useful life of SCR catalyst used at coal-fired power plants is approximately 24,000 hours (equivalent to three years of year-round operation).  Until 2003, the only solution in the U.S. for restoring activity and NOx reduction performance was to replace spent catalyst with costly new catalyst.  Since 2003, SCR-Tech has offered U.S. power plant operators a more cost-effective alternative in the form of catalyst regeneration.

Regulatory Drivers

The 1990 Clean Air Act Amendments were implemented to improve air quality in the U.S., and are enforced by the U.S. Environmental Protection Agency (“EPA”).  Under the Clean Air Act, the EPA limits how much of a pollutant can be in the air anywhere in the United States, with each state responsible for developing individual state implementation plans (“SIPs”) to meet the EPA’s set limits for various pollutants.  Emissions of NOx from coal-fired power plants are included in the EPA’s criteria pollutants for which limits have been established.  Operators of large power plants, particularly in the Eastern half of the U.S., have been required to significantly reduce their NOx emissions.

The original regulatory driver of SCR-Tech’s business was the EPA’s NOx SIP Call program which was designed to mitigate the regional transport of NOx and required energy producers and other industries operating large power plants in the Eastern half of the U.S. to reduce their NOx emissions substantially and to maintain them at reduced levels particularly during the five-month “ozone season” (May 1-September 30) in 19 Midwestern and Eastern states and the District of Columbia. This program has resulted in a dramatic increase in the number of SCR system installations at coal-fired power plants for the removal of NOx.

The Clean Air Interstate Rule (“CAIR”) is another regulatory driver of our SCR service business. Phase I caps on NOx emissions took effect January 1, 2009, and are designed to permanently cap and achieve substantial reductions in emissions of NOx across 28 Eastern states and the District of Columbia that we believe will further increase the size of our addressable market.  By 2015, CAIR is expected to significantly reduce NOx emissions in these states from 2003 levels by plants utilizing a cap-and-trade approach.  This rule builds on the NOx SIP Call with the objective of further mitigating air pollution moving across state boundaries, and is designed to cut NOx emissions from power plants significantly with the 2009 Phase I caps and by the implementation of Phase II caps in 2015.  CAIR’s Phase I caps require year-round SCR system operation for many power plants (with increased NOx reduction required during ozone season) to meet the more stringent requirements.  With year-round operation of SCRs needed by many power plants to comply with CAIR, coal-fired power plant operators will be required to replenish the catalyst used in SCR systems with new or regenerated catalyst on a much more frequent basis.

On July 11, 2008, the D.C. Court of Appeals vacated CAIR and the associated Federal Implementation Plan.  On December 23, 2008, the court subsequently re-instated CAIR to give the EPA an opportunity to fix flaws found by the court in its previous decision.  The court did not provide a time limit for the EPA to complete the changes.  The changes required by the court do not affect SCR usage or required emission caps or limits.

Market for SCR Catalyst and Management Services

Coal-fired plants represent approximately 50% of U.S. power generating capacity, and we believe they will continue to play an important role in the U.S. electricity generation market in the years ahead.  Department of Energy (DOE) projections indicate that coal-fired electric power generation will grow gradually through 2035. The recent growth in SCR system installations in coal-fired power plants driven by the NOx SIP Call and CAIR has resulted in a large and growing U.S. market for SCR catalyst and management services.  Based upon the substantial number of SCR systems that commenced operation between 2000 and 2006 combined with the CAIR Phase I caps which began on January 1, 2009, we expect the market for catalyst replenishment to increase dramatically, and result in a total addressable market for catalyst cleaning and regeneration estimated in excess of $100 million by 2011.

By offering customers more economical ways to operate and maintain their SCR units, along with a lower cost regeneration alternative to purchasing new catalyst, we believe SCR-Tech has the potential to play a significant role in the growing U.S. market for SCR catalyst and management services.

SCR-Tech’s Service Offerings

Catalyst Cleaning, Rejuvenation and Regeneration

We offer proprietary and patented processes that can improve the NOx removal efficiency and restore the useful life of installed SCR catalyst, providing a compelling economic alternative to catalyst replacement.  SCR-Tech’s processes are capable of not only physically cleaning and rejuvenating the most severely plugged, blinded or poisoned catalyst, but of also chemically reactivating deactivated catalyst.  Depending upon the state of the installed catalyst, SCR-Tech offers several alternatives for restoring its NOx removal efficiency and extending its life. The chemicals and raw materials used in the cleaning and regeneration processes are commonly and readily available.

SCR-Tech’s regeneration process has several advantages over purchasing new catalyst by (i) offering cost savings, (ii) eliminating or reducing environmental related disposal issues, (iii) enhancing catalyst activity and (iv) reducing sulfur dioxide conversion.

SCR and Catalyst Management

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

Customers

Our SCR catalyst and management services business currently primarily serves the U.S. coal-fired power generation market.  Our customer base ranges from large investor-owned utilities and independent power producers to smaller municipal power generators.  As part of an ongoing growth and revenue diversification strategy, SCR-Tech continues to actively target SCR operators at coal-fired power plants throughout the United States, and the Eastern U.S. in particular, to further expand its customer base and broaden its reach in the marketplace.  In 2009, two customers represented approximately 36% of SCR-Tech’s revenue, and one of those customers, Alleghany Energy, comprised 14.0% of Acorn’s sales for 2009 and the loss of Alleghany Energy as a customer would have a material adverse effect on Acorn and its subsidiaries taken as a whole.  In 2008, three customers represented approximately 75% of SCR-Tech’s revenue.

Competition

We are aware of one company, Evonik Energy Services LLC (“Evonik LLC”), which entered the U.S. catalyst regeneration market beginning in 2008, and has a regeneration facility in North Carolina.  Evonik LLC, based in Charlotte, North Carolina, is a subsidiary of a large German company, Evonik Steag GmbH. We are currently involved in litigation with Evonik LLC.  See Item 3. Legal Proceedings. Another company, Enerfab Inc. provides catalyst management, and also cleans and rejuvenates catalyst but does not regenerate catalyst (which involves reactivating catalyst with chemicals to restore the catalyst to its maximum efficiency).  In addition, new catalyst replacement is the primary competition for SCR-Tech’s regeneration process when a replenishment of catalyst activity is necessary. The basis of competition is often price as many projects are subject to competitive bidding. Quality and service can also be competitive factors.

Production Facilities

SCR-Tech’s business operations are located in Charlotte, North Carolina in a 126,000 square foot production facility for the cleaning and regeneration of SCR catalyst.

In anticipation of CoaLogix’s need to increase production capacity in order to satisfy expected increased orders from customers, in April 2009 we entered into an agreement with EnerTech and CoaLogix senior management to invest approximately $11.5 million in CoaLogix. To date, $5.6 million has been invested by EnerTech, CoaLogix senior management and us in CoaLogix under the agreement.

In September 2009, we announced that SCR-Tech entered into an agreement to lease approximately 7.3 acres of land in Charlotte, North Carolina together with a building containing approximately 143,500 square feet of office and warehouse space. SCR-Tech entered into this lease to provide it with additional space for manufacturing, warehousing, research and development and administration.  SCR-Tech is initially leasing 98,460 square feet through August 31, 2010, and will lease the balance of the 45,040 square feet on or before September 1, 2010. SCR-Tech is in the process of upfitting the space, and anticipates such upfit to be completed around mid-2010. We believe that our current production facility together with the new production facility (when ready) will provide sufficient capacity for cleaning and regeneration activities for the near future.

Intellectual Property

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

We either own (exclusively or jointly) or hold exclusive license rights from third parties for six U.S. patents, three Canadian patents, one German patent and six pending U.S. applications. We anticipate that when our early patents expire, we will rely on subsequently filed and additional patents along with trade secrets and other know-how to protect the foundation technology and cleaning and regeneration processes. We plan to continue to file new patent applications as we gain knowledge and experience with our various processes and service offerings.

NAVAL & RT SOLUTIONS – DSIT SOLUTIONS LTD.

DSIT Solutions is a globally-oriented company based in Israel with expertise in sonar and acoustics and development capabilities in the areas of real-time and embedded systems.  Based on these capabilities, we offer a full range of sonar and acoustic-related solutions to strategic energy installations as well as defense and homeland security markets. In addition, based on expertise in fields such as signal acquisition and processing applications, communication technologies, computerized vision for the semiconductor industry and command, control and communication management (“C3”) we provide wide ranging solutions to both governmental and commercial customers.

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

Naval Solutions.  Our naval solutions include a full range of sonar and acoustic-related solutions to the strategic energy installation, defense and homeland security markets.  These solutions include:

•      AquaShield™ Diver Detection Sonar (“DDS”) – DSIT has developed an innovative, cost-effective DDS system, the AquaShield™, that provides critical coastal and offshore protection of sites through long-range detection, tracking, and warning of unauthorized divers and swimmer delivery vehicles (“SDVs”) for rapid deployment and effective response.  Our AquaShield™ DDS system is fully automatic and customizable, and requires intervention of a security person only for decision and response to the threat.  The DDS sensors can be integrated with other sensors into a comprehensive command and control (“C&C”) system to provide a complete tactical picture both above and below the water for more intelligent evaluation of and effective response to threats.

•      Harbor Surveillance System (“HSS”) – DSIT has developed an integrated HSS that incorporates DDS sensors with above-water surveillance sensors to create a comprehensive above and below water security system to coastal and offshore sites such as energy terminals, offshore rigs, nuclear power plants and ports.  The system reliably detects, intercepts, and warns of intruders such as divers, swimmers, SDVs, submersibles, small surface vessels and mines.

•      Mobile Acoustic Range (“MAR”) – The MAR accurately measures a submarine’s or surface vessel’s radiated noise; thus enabling navies and shipyards to monitor and control the radiated noise and to silence their ships and submarines.  By continuously tracking the measured vessel and transmitting the data to a measurement ship, the MAR system enables real time radiated noise processing, analysis and display.  The system also includes a platform database for measurement results management and provides playback and post analysis capability.

•      Generic Sonar Simulator (“GSS”) – DSIT has developed a GSS for the rapid and comprehensive training of anti-submarine warfare (“ASW”), submarine, and mine detection sonar operators.  This advanced, low cost, PC-based training simulator is designed for all levels of sonar operators from beginners to the most experienced, including ship ASW/attack teams.  The simulator includes all aspects of sonar operation, with emphasis on training in weak target detection in the presence of noise and reverberation, torpedo detection, audio listening and classification.

•      Underwater Acoustic Signal Analysis System ("UASA") – DSIT’s UASA system processes and analyzes all types of acoustic signals radiated by various sources and received by naval sonar systems (submarine, surface and air platforms, fixed bottom moored sonar systems, etc.).

Other Real-Time and Embedded Solutions

Additional areas of development and production in real-time and embedded hardware and software include:

•      Applications - DSIT specializes in Weapon/ C&C Operating Consoles for unique air and naval applications, designed through synergistic interaction with the end-user.  Weapon/C&C Consoles utilize Human-Machine Interface (“HMI”) prototyping supported on a variety of platforms as an integral part of the HMI definition and refinement process.  Weapon/C&C Console specific applications driven by HMI include signal processing and data fusion and tracking.

•      Computerized Vision for the Semiconductor Industry - DSIT has been cooperating with global leaders of state-of-the-art semiconductor wafer inspection systems in developing cutting edge technologies to enable the semiconductor industry to detect defects in manufacture.  DSIT develops and manufactures hardware and embedded software for computerized vision systems, and we supply this multi-disciplinary field in the integration of digital and analog technologies, image processing and intricate logic development.

•      Modems and data links - DSIT’s PCMCIA Soft Modem card is a state of the art modem and an example of the advanced technology DSIT has achieved in performance and miniaturization of complex technologies.  The design simplicity and flexibility allows customers to easily define and create a range of applications, and to design the card into a variety of OEM products, using the same, or slightly modified, hardware.  The on-board processor enables and manages transfer of data over radio networks using different radio systems.

•      Sonar Building Blocks – based on our sonar capabilities and development of the DDS, DSIT has developed a number of generic building blocks of sonar systems such as Signal Processing Systems and Sonar Power Amplifiers (SPA). Some customers designing and building their own sonar systems have purchased these building blocks from us.

Customers and Markets

All of this segment’s operations (excluding sales and product delivery, set-up and service) take place in Israel. In 2008, approximately 15% of this segment's revenues were derived from outside of Israel.  In 2009, approximately 43% of DSIT’s revenues were derived from outside of Israel. We expect this trend of increasing sales generated from outside of Israel to continue in 2010.  DSIT is continuing to invest considerable effort to penetrate European, Asian, U.S. and other markets in order to broaden its geographic sales base with respect to its sonar technology solutions. We have created significant customer relationships with some of Israel’s largest companies in its defense and electronics industries.

The global war on terror has shifted the focus of governments and Homeland Security agencies to invest in situational awareness equipment to better protect their national infrastructure. For example, in March 2009, the U.S. Nuclear Regulatory Commission ("NRC") amended the security requirements for nuclear power reactors to require detection and assessment systems at all licensed U.S. nuclear power plants. In addition, commercial enterprises are also increasingly aware of the need to protect critical coastal and waterfront infrastructures. These critical infrastructures include naval ports, oil terminals, off-shore oil and gas rigs, liquid natural gas plants and terminals, nuclear plants, coal terminals and desalination plants.  We believe there will be a growing demand by governmental agencies and commercial owners of these facilities for products and services such as our naval solutions described above.

We believe that in 2010, increased awareness as to the susceptibility of strategic coastal waterfront energy installations worldwide will result in increased orders of our AquaShield™ DDS  systems.  Furthermore, we have entered into a cooperation agreement with a U.S. based integrator to help us penetrate the U.S. market, particularly with respect to recent NRC security requirements.

Three customers accounted for 83% of segment sales in 2009 (38%, 32% and 13%, respectively) while in 2008, two customers accounted for 60% (49% and 11%, respectively) of segment sales.  The loss of any one or more of these customers would have a material adverse effect on this segment.

Competition

Our Naval & RT Solutions segment faces competition from several competitors, large and small, operating in worldwide markets, (such as Sonardyne International Ltd., C-Tech Development Corp. and the Kongsberg group of companies) with substantially greater financial and marketing resources, particularly with respect to our Naval solutions. We believe that our wide range of experience and long-term relationships with large businesses as well as the strategic partnerships that we are developing will enable us to compete successfully and obtain future business.

Intellectual Property

DSIT rigorously attempts to protect its proprietary know-how, proprietary technologies, processes and other intellectual property.

DSIT's systems are heavily based on software implementing advanced acoustic signal processing algorithms. The foundation of the systems and DSIT's competitive edge lies in these algorithms. Our strategy is to identify these key intellectual property elements developed by us in order to protect them in a timely and effective manner, and to continually use such intellectual property to our competitive advantage in the marketplace.

We keep the detailed description of these core algorithms as proprietary information and accordingly they are not disclosed to the public or to customers. We use contractual measures such as non-disclosure agreements and special contract terms to protect this intellectual and proprietary information. It is uncommon for companies such as ours to rely on patents, as the patent itself may disclose critical information.

A significant portion of our know-how is protected as commercial secrets and supported through contractual agreements with our employees, suppliers, partners and customers.

Facilities

DSIT’s activities are conducted in approximately 18,000 square feet of office space in the Tel Aviv metropolitan area under a lease that expires in August 2012. We believe that DSIT’s current premises are sufficient to handle the anticipated increase in sales for the near future.

ENERGY INFRASTRUCTURE SOFTWARE SERVICES – COREWORX INC.

We acquired Coreworx, which is based in Kitchener, Ontario, Canada on August 13, 2008, and we currently own 100% of Coreworx.  Coreworx is an Ontario, Canada corporation. Coreworx provides software that manages project information and work processes on an international scale to increase efficiency and reduce risks for owners and operators (“O/O”) and engineering and construction contractors (“E&C”) involved with major capital projects (“MCPs”).

Coreworx considers MCPs to be those that are more than $500 million in cost with a high level of complexity due to sophisticated engineering and design, international collaboration and often a higher level of regulation than is required for general building, such as projects involving offshore oil and gas, nuclear, hydroelectric and biochemical.  The execution of a MCP can take from three to seven or more years and the capital costs run from half a billion dollars to tens of billions of dollars. Due to the scale, large number of stakeholders involved, and the complexity of MCPs, project information control and work process management are crucial to managing project execution risk.

Products & Benefits

Coreworx offers a variety of products in a secure web-based enterprise class software platform that provide information control and work process automation for the engineering, procurement, and construction phases of a global MCP.

During the construction of a typical MCP, multiple revisions of tens of thousands of documents and drawings will be exchanged by thousands of team members every month around the globe.  With Coreworx, our customers are able to control and manage thousands of document-centric work processes and benefit specifically from improved control thereby mitigating commercial risk and reducing costs.

Coreworx’s nuclear product is being used to manage licensing of new nuclear plants and return to service current fossil and nuclear plants.

Customers and Markets

Market Drivers and Trends

MCP activity is usually found within the following broad sectors: industrial and manufacturing; mining; oil and gas; power and utilities (generation and transmission); commercial and retail; and public infrastructure.  Coreworx is focused on sales to large E&Cs and O/Os that execute MCPs in the oil and gas, mining and power generation sectors primarily in North America and Australia. Coreworx is also pursuing growing Latin and South America markets using local partners to advance opportunities.

Prior to the recent global economic downturn, spending for MCPs by governments, quasigovernmental entities, and private enterprise was on the rise in response to the global economic expansion.  With the recent world economic downturn, marginal projects were shelved, and only well-funded owners are proceeding with MCPs.

Presently, as markets have begun to stabilize, commodity and construction material prices have also begun to stabilize and projects are being resumed in a more favorable cost environment. Over the long term, MCP spending in target sectors is expected to grow in line with global economic development and population growth in order to service the energy and commodity demands these forces create.

Information Technology Use in Major Capital Projects

O/Os, E&Cs, their subcontractors and suppliers have historically been late adopters of business process automation technology.  Coreworx recognized the need for project information control in MCPs, and developed its Coreworx software in 2005 to assist E&Cs and O/Os in meeting the challenges involved with MCPs, including cost overruns involving rework, project schedule delays, and compliance with contract terms and applicable regulations.

Oil and Gas

The oil and gas sector continues to attract a large volume of capital investment resulting in initiation of MCPs.  Analyst Wood Mackenzie expects national oil companies to spend more than $100 billion per year over the next five years developing MCPs. Global oil & gas exploration and production spending in 2009 amounted to $400 billion, based on Barclays Capital annual survey of 357 oil & gas companies. For 2010, the same survey found an increase in planned spending to $439 billion.

Mining

Weakened commodity prices, credit tightness and rising project costs applied downward pressure to mining projects in 2009 compared to the boom growth of previous years. However, markets and commodities prices have begun to stabilize and project activity is resuming as mining output in turn feeds other necessary projects. Many of the world’s largest mining companies are based in resource rich Latin America, Australia and Canada. In Canada alone, 136 projects worth more $53 billion have begun construction or are expected to begin between June 2009 and December 2010, according to Industrial Info Resources. Western Australia is also a significant area of mining MCP activity, and the country is the world’s second largest uranium producer after Canada, giving it a favorable position in supplying nuclear power projects around the world.

Power Generation

Continuing demand for electricity and the growth of developing economies in addition to refurbishment of aging existing infrastructure and development of renewable energy sources have lead to global increases in capital spending on new power generation and transmission projects.  The International Energy Agency estimates that world nuclear capacity must grow 80% beyond current capacity by 2030, not only to meet growing electricity demand but also climate change regulations, and that $13.6 trillion must be spent on power generation projects between 2008 and 2030.  In North America, 295 Canadian power projects worth more than $41 billion have begun construction or are expected to begin construction between June 2009 and December 2010, according to Industrial Info Resources. The Edison Electric Institute estimates that spending by U.S. power utilities will exceed $250 billion between 2009 and 2011.

Total Addressable Market

There are presently approximately 3,500 MCPs in the oil and gas, mining and power generation sectors either under construction or in the front-end engineering design stage with an estimated approximate value of $3.8 trillion.  Of such MCPs we believe that the total addressable market for software such as Coreworx is approximately $2 billion.

Customers

Coreworx software is currently in use by global customers in 35 countries on more than 400 capital projects with tens of thousands of users. In the year ended December 31, 2009, Coreworx was dependent upon a few major customers such as USEC, Fluor Corporation, Chevron Corporation), J. Ray McDermott, Inc. and Husky Energy.

Competition

Many other vendors are attempting to address the MCP needs that are addressed by Coreworx from a variety of functional backgrounds such as plant design or project management.  Most of our competitors are software companies that offer products that we believe address some, but not all, aspects of MCP information control addressed by Coreworx; however, a small number of companies such as Aconex, McLaren Engineering and Organice are viewed by our customers as direct competitors.  Price is often a competitive determinant as many projects are awarded based on competitive bidding. Functionality and service can also be competitive factors.

Locations

Coreworx’ corporate office is located at 22 Frederick Street, in Kitchener, Ontario, Canada in approximately 8,600 square feet of office space under a lease that expires in December 2010.  We believe we will have to take more space in 2010 and 2011 to meet our near term growth expectations.

Intellectual Property

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

GRID MONITORING SOLUTIONS - GRIDSENSE PTY LTD.

In 2009 we owned approximately 31% of GridSense Pty Ltd. (GridSense), and accounted for our investment under the equity method.

GridSense develops and markets remote monitoring systems to electric utilities and industrial facilities worldwide.  These systems, used in a myriad of utility applications including outage management, power quality monitoring, system planning, trouble shooting and proactive maintenance, condition monitoring, and providing network operators with the intelligence to better and more efficiently operate grid operations.

Due to increasing stresses on the system, an old and aging infrastructure and greater demands for power quality and reliability of supply, utilities are striving to modernize their electrical infrastructures with "SmartGrid" initiatives.  Cost-effective and easily deployable, GridSense solutions provide critical components of the future grid.

GridSense's patented solutions allow end-users to cost effectively monitor the power quality and reliability parameters of electric transmission and distribution systems in applications where competitive offerings are non-existent or cost-prohibitive.  GridSense has developed a range of offerings that addresses all the critical points of the electricity delivery system, including distribution and transmission lines, substations and transformers, and the point of electricity consumption.

GridSense is headquartered in Sydney, Australia and operates from offices in the U.S. and Australia and has utility customers throughout the world, including the Americas, Asia, Australia, Africa, and the UK.

GridSense Offerings & Solutions

GridSense has a range of commercially proven offerings sold to customers worldwide. The success of GridSense's offerings is based on being able to provide identifiable and quantifiable value to its utility customers by minimizing inconveniences and productivity losses for their consumers, optimizing operations of existing assets, reducing costs of identifying and rectifying outages and disturbances on their networks, and providing them with the requisite information to make better capital expenditure decisions. GridSense’s offerings include:

•      LineTrackerTM Systems - The LineTrackerTM provides real-time monitoring of electricity grids and captures important operational, maintenance, planning and regulatory reporting information such as current, temperature and power factor.  The LineTrackerTM provides all these applications at a fraction of the cost of alternative solutions in the market.

•      PowerMonic Systems - The PowerMonic range of outdoor power analyzers and analytical software allows electric utilities to monitor and investigate power quality problems in homes, offices, factories, and key points on the electricity distribution infrastructure.

•      Transformer IQ – The Transformer IQ is a comprehensive monitoring system that consolidates all transformer monitoring functions onto a single platform using industry-proven hardware, and allows utilities to effectively predict nearly all the failure modes known to occur to transformers.

Customers and Markets

Within Australia where GridSense has an established sales team and support infrastructure, GridSense sells the PowerMonic, LineTracker and Transformer IQ range of products directly to electric utilities and industrial customers.  Outside of Australia, GridSense utilizes a network of resellers, including rental companies, electrical engineering firms, distributors, independent manufacturers’ representatives and agents.  By leveraging off this indirect sales network, GridSense has expanded into international territories with effectiveness while minimizing the risk and financial burden of maintaining a direct sales organization.

Strategically important markets outside of Australia include North America, UK and South Africa.  In North America, sales activity has experienced promising growth in the last several years.  GridSense continues to generate new orders with new customers as well as repeat orders from existing customers.  With only a handful of customers just five years ago, GridSense now has over 200 customers in the U.S. and Canada.  GridSense has activities in other international markets but continues a measured and disciplined approach toward expansion.

Production Facilities and Locations

GridSense is headquartered in Sydney, Australia in an 8,000 square foot leased facility and has a 2,950 square foot leased facility in Sacramento, California, both of which GridSense management deems sufficient to meet its needs for the foreseeable future.  GridSense has successfully outsourced many production aspects to external parties.  The transfer of production to accredited contract manufacturers has reduced the Company’s fixed manufacturing overhead and freed up resources to focus on quality assurance and service.

Competition

The industry in which GridSense operates is characterized by intense competition from both large, established companies as well as smaller companies with specialized offerings.  To avoid direct competition, GridSense focuses on robust niches where it can offer a differentiated product based on superior cost and performance.  As GridSense grows and penetrates markets where larger companies have been established, it may experience more competition.  GridSense is in a field where electronics and software/firmware dominate. This fast changing area may generate new methods of detecting and monitoring disturbances.  GridSense closely monitors trends and changes in technologies and customer demand that could adversely impact its competitiveness and overall success. Price, quality and experience are the primary competitive factors.

Intellectual Property

GridSense invests heavily in product development and research in order to maintain its competitiveness in the marketplace.  Keeping proprietary information safe from unauthorized use or disclosure is therefore an important objective.  In order to protect its proprietary know-how and technology, GridSense uses a combination of patents, trade secrets, contracts, copyrights and trademarks.  However, some of GridSense’s know-how and technology may not be patentable.  To protect its rights, GridSense requires employees, consultants, advisors and collaborators to enter into confidentiality agreements.  While these agreements will provide some level of protection, they cannot provide absolute assurance that GridSense’s trade secrets, know-how or other proprietary information are fully safeguarded.  Whenever intellectual property is developed internally or acquired, GridSense will evaluate and determine the optimal mix of controls to protect itself.

U.S. SENSOR SYSTEMS INC.

U.S. Sensor Systems Inc. ("USSI") is a Delaware corporation based in Northridge, California. In November, 2009 and February, 2010, we acquired an aggregate of approximately 10% of USSI with options that can increase our holdings to approximately 84% by May 2011.

USSI's primary focus is to develop and produce fiber optic sensing systems for the energy and defense markets.  USSI’s fiber optic sensor systems are being designed to replace the legacy expensive, unreliable, and bulky electronic sensors currently in widespread use today with small, low cost, ultra-reliable, and inherently-safe fiber optic sensors.  USSI’s new fiber optic sensing systems provide its users with a competitive advantage over those relying on existing sensor technology.  Primary product lines for which USSI is currently developing products include downhole fiber optic sensor systems for oilfield 4D seismic reservoir monitoring, fiber optic perimeter security systems (including commercial and military), and fiber optic pipeline/coal mine monitoring systems.  USSI’s systems are currently being installed for evaluation by companies in North America, Asia, and Eastern Europe.

BACKLOG

As of December 31, 2009, our backlog of work to be completed and the amounts expected to be completed in 2010 were as follows (amounts in millions of U.S. dollars):

	Backlog at December 31, 2009	Amount expected to be completed in 2010
CoaLogix	$9.2	$8.3
DSIT Solutions	7.6	6.5
Coreworx	1.1	1.1
Total	$17.9	$15.9

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense recorded for the years ended December 31, 2008 and 2009 for each of our consolidated subsidiaries is as follows (amounts in thousands of U.S. dollars):

	Years ended December 31,
	2008		2009
CoaLogix	—		86
DSIT Solutions	237		457
Coreworx	932	*	26	**
Total	$1,169		$569

*   Coreworx was acquired on August 13, 2008. Accordingly, the research and development expense recorded with respect to Coreworx relates only to the period after its acquisition.

**   In 2009, the amount recorded is net of credits of $1,016.

EMPLOYEES

At December 31, 2009, we employed a total of 190 employees, including 166 full-time employees.  We consider our relationship with our employees to be satisfactory.

A breakdown of our full-time employees by geographic location can be seen below:

	Employee count at December 31, 2009
	U.S	Canada	Israel	Total
CoaLogix	59	—	—	59
DSIT Solutions	—	—	50	50
Coreworx	8	48	—	56
Acorn	1	—	—	1
Total	68	48	50	166

A breakdown of our full-time employees by activity can be seen below:

	Employee count at December 31, 2009
	Production, Engineering and Technical Support	Marketing and Sales	Management, Administrative and Finance	Total
CoaLogix	46	3	10	59
DSIT Solutions	40	2	8	50
Coreworx	37	13	6	56
Acorn	—	—	1	1
Total	123	18	25	166

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

ADDITIONAL FINANCIAL INFORMATION

For additional financial information regarding our operating segments, foreign and domestic operations and sales, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 to our Consolidated Financial Statements included in this Annual Report.

ITEM 1A.       RISK FACTORS

We may from time to time make written or oral statements that contain forward-looking information.  However, our actual results may differ materially from our expectations, statements or projections.  The following risks and uncertainties could cause actual results to differ from our expectations, statements or projections.

GENERAL FACTORS

The ongoing crisis in global credit and financial markets could materially and adversely affect our business and results of operations.

The ongoing global financial crisis may limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the global financial crisis and current economic downturn continue or worsen, our business, results of operations and financial condition could be materially and adversely affected.

We have a history of operating losses and have used increasing amounts of cash for operations and to fund our acquisitions and investments.

We have a history of operating losses, and have used significant amounts of cash to fund our operating activities over the years.  In 2008 and 2009, we had operating losses of $12.4 million and $8.2 million, respectively.  Cash used in operations in 2008 and 2009 was $3.3 million and $5.4 million, respectively.

In addition, we continue to pursue additional acquisitions and investment opportunities and may need to support the financing needs of our subsidiaries.  Following our recent capital raise (see “Recent Developments”), we currently have enough cash on hand to fund our operations for the next 12 months. However, we may need additional funds to finance future investment and acquisition activity we wish to undertake.  We do not know if such funds will be available if needed on terms that we consider acceptable.  We may have to limit or adjust our investment/acquisition strategy or sell some of our assets in order to continue to pursue our corporate goals.

We depend on key management for the success of our business.

Our success is largely dependent on the skills, experience and efforts of our senior management team and other key personnel.  In particular, our success depends on the continued efforts of John A. Moore, our CEO, William J. McMahon, CEO of CoaLogix/SCR-Tech, Benny Sela, CEO of DSIT, Ray Simonson, CEO of Coreworx and other key management level employees.  The loss of the services of any of these key employees could materially harm our business, financial condition, future results and cash flow.  We do not maintain “key person” life insurance policies on any of our employees other than for our CEO, John A. Moore. Although to date we have been successful in retaining the services of senior management and have entered into employment agreements with them, members of our senior management may terminate their employment agreements without cause and with various notice periods.  We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management or key employees if their services were no longer available.

Loss of the services of a few key employees could harm our operations.

We depend on key technical employees and sales personnel.  The loss of certain personnel could diminish our ability to develop and maintain relationships with customers and potential customers.  The loss of certain technical personnel could harm our ability to meet development and implementation schedules.  The loss of key sales personnel could have a negative effect on sales to certain current customers.  Most of our significant employees are bound by confidentiality and non-competition agreements.  Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel.  If we fail to attract or retain highly qualified technical and managerial personnel in the future, our business could be disrupted.

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

On March 2, 2010, Coreworx and Acorn Energy entered into a definitive agreement for Coreworx to acquire Decision Dynamics Technology Ltd. (see “Recent Developments”), and we plan to close on our acquisition of GridSense in the second quarter of 2010. Any failure to effectively integrate Decision Dynamics or GridSense’s management into our controls, systems and procedures could materially adversely affect our business, results of operations and financial condition.

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

As a public company, we incur significant legal, accounting, and other expenses in connection with our reporting requirements.  Both the Sarbanes-Oxley Act of 2002 and the rules subsequently implemented by the Securities and Exchange Commission ("SEC") and NASDAQ, have required changes in corporate governance practices of public companies.  These rules and regulations have already increased our legal and financial compliance costs and the amount of time and effort we devote to compliance activities.  We expect these rules and regulations to further increase our legal and financial compliance costs and to make compliance and other activities more time-consuming and costly.  We continue to regularly monitor and evaluate developments with respect to these new rules with our legal counsel, but we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We are currently involved in litigation and may in the future may become involved in litigation that may materially adversely affect us

We are currently parties to two litigation matters which are described under “Item 3. Legal Proceedings.” Also, from time to time in the ordinary course of our business, we may become involved in various legal proceedings, including commercial, product liability, employment, class action and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, operations or financial condition.

Goodwill recorded in connection with our acquisitions is subject to mandatory annual impairment evaluations and as a result, we could be required to write off some or all of this goodwill, which may adversely affect our financial condition and results of operations.

In accordance with applicable accounting principles, goodwill is not amortized but is reviewed annually or more frequently for impairment and other intangibles are also reviewed at least annually or more frequently, if certain conditions exist. Any reduction in or impairment of the value of goodwill will result in a charge against earnings which could materially adversely affect our reported results of operations and financial position in future periods.

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

In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries and we believe that the industries that certain of our subsidiaries operate have a significant amount of patent activity.  Third parties may claim that the technology or intellectual property that we incorporate into or use to develop, manufacture or provide our current and future products, systems or services infringe, induce or contribute to the infringement of their intellectual property rights, and we may be found to infringe, induce or contribute to the infringement of those intellectual property rights and may be required to obtain a license to use those rights.  We may also be required to engage in costly efforts to design our products, systems and services around the intellectual property rights of others.  The intellectual property rights of others may cover some of our technology, products, systems and services.  In addition, the scope and validity of any particular third party patent may be subject to significant uncertainty.

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

We also may be required to incur significant time and expense in pursuing claims against companies we believe are infringing or have misappropriated our intellectual property rights. We are currently pursuing one such claim as described under “Item 3 – Legal Proceedings” and may find it necessary to commence such litigation in the future to protect our rights and future business opportunities.  We can offer no assurance as to the outcome of any such litigation.

Concentrations of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables.  The counterparty to a majority of our cash equivalent deposits is a money market of a major financial institution which invests only in U.S. Treasury bills. We do not believe there is significant risk of non-performance by this counterparty.  Approximately 56% of the trade accounts receivable at December 31, 2009 was due from four customers that pay their trade receivables over usual credit periods.  Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base.

RISKS RELATED TO COALOGIX

SCR-Tech has incurred significant net losses since inception and may never achieve sustained profitability.

SCR-Tech has incurred net losses of $2.7 million and $1.4 million for the years ended December 31, 2009 and 2008, respectively.   We believe that SCR-Tech will improve its operating results in 2010; however, we can provide no assurance that SCR-Tech will generate sufficient revenues to allow it to become profitable or to sustain profitability.

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

SCR-Tech may be subject to vigorous competition with very large competitors that have substantially greater resources and operating histories.

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

We are also aware of at least one other company, Enerfab, Inc. that provides SCR catalyst management, rejuvenation and cleaning services.  We are aware of certain companies, including Cormetech and Babcock-Hitachi, who have indicated an interest in offering catalyst cleaning and regeneration, and it is possible that manufacturers of new catalyst and other companies may enter the business of SCR catalyst regeneration.  There also are a number of SCR catalyst manufacturers with substantial parent companies that may seek to maintain market share by significantly reducing prices of new SCR catalyst which will put pressure on our operating margins.  These companies include Cormetech Inc. (owned by Mitsubishi Heavy Industries and Corning, Inc.), Argillon Group (owned by Johnson Matthey), CERAM, Haldor-Topsoe, Inc. and Babcock-Hitachi.  Further, if the SCR catalyst regeneration market expands as we expect, additional competitors could emerge.  In addition, if our intellectual property protection is weakened, competition could more easily develop.

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

The lawsuit brought by Environmental Energy Services, Inc. (“EES”) against CoaLogix is associated with certain significant risks. The lawsuit will require the time and attention of senior management of CoaLogix, and could divert attention from other business matters.  Expenses of the lawsuit have and may continue to cause a diversion of significant funds needed by CoaLogix to fund operations for other aspects of the business.

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

SCR-Tech offers SCR catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services to coal-fired power plants.  Some of the utilities operating these plants are exceptionally large and operate a number of such power plants.  Thus, one or more large utilities could provide a very large order or orders to SCR-Tech which likely would result in one or two such utilities providing most of the orders and revenues for SCR-Tech for a particular quarterly or annual period.  During 2009, two customers represented about 36% of CoaLogix’ revenue. During 2008, three customers represented about 75% of CoaLogix’ revenue. Although large orders are beneficial to SCR-Tech by providing a large and consistent source of orders and revenues without the additional cost associated with marketing to a larger number of smaller customers, SCR-Tech is dependent on a relatively small number of large utilities for its business.  The loss of one of these customers would have a much greater adverse effect on SCR-Tech than the loss of a smaller customer.  This may also result in significant swings in orders and revenues on a quarterly basis as well as impacting on our cash flows.

SCR-Tech’s business may be impacted by changes in government regulation and environmental legislation.

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

In addition, the coal industry is subject to regular enactment of new or amended federal, state and local environmental and health and safety statutes, regulations and ballot initiatives, as well as judicial decisions interpreting these requirements. These requirements may impose substantial capital and operating costs and operational limitations on us and may adversely affect our business. The requirements may also affect our customers’ decisions to utilize our services which may materially adversely affect our business.

SCR-Tech’s business is subject to potential seasonality.

Prior to the January 1, 2009 effective date of Phase I of CAIR, some utilities and IPPs operated their SCR units only during the “ozone season” (May 1 — September 30). Because of this, SCR-Tech’s business was more limited than if SCR units were required to operate on a continual basis.  During non-ozone season periods, most operators had limited (if any) requirements to run their SCR systems.  Given that Phase I of CAIR effectively requires operators run their SCR systems on a continual basis beginning January 1, 2009, we expect less concentration of SCR-Tech’s business during the ozone season each year. However, utilities and IPPs may continue to schedule outages and down time for maintenance during periods beyond our control, resulting in seasonality of SCR-Tech’s business. These potential fluctuations in revenues and cash flow during a year may be significant and could materially impact our quarterly earnings and cash flow.  This may have a material adverse effect on the perception of our business and the market price for Acorn's common stock.

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

Furthermore, SCR-Tech does not own its second regeneration site which is under construction; instead it leases it from Fat Boy Trading Company (Fat Boy), an independent owner of the site.  The dependence of SCR-Tech on Fat Boy at the second site could subject SCR-Tech to increased risk in the event Fat Boy experiences financial setbacks or is unable to operate the site under the terms of the lease.

SCR-Tech could be subject to environmental risks as a result of the operation of its business and the location of its facilities.

The operation of SCR-Tech’s business and the nature of its assets create various environmental risks.  SCR-Tech leases its site for operations at a property listed on the National Priority List as a Federal Superfund site (the Clariant site).  Five CERCLA Areas (those areas of concern identified under the CERCLA program) are identified on the property, and while SCR-Tech does not lease any property identified as a CERCLA Area, one such CERCLA Area has resulted in contamination of groundwater flowing underneath one of the buildings leased by SCR-Tech.  Although SCR-Tech has indemnification from Clariant for any environmental liability arising prior to the operation of SCR-Tech’s business at the site, we can provide no assurance that such indemnification will be sufficient or that SCR-Tech would be protected from an environmental claim from the nature of the site.  In addition, the operation of SCR-Tech’s business involves removal of hazardous wastes from catalyst and the use of significant chemical materials.  As a result, SCR-Tech could be subject to potential liability resulting from such operations.  To date, neither Acorn nor SCR-Tech has been identified as a potential responsible party to such environmental risks, nor have any amounts been recorded to accrue for these potential exposures.

We will be required to make significant capital expenditures to expand SCR-Tech’s production facilities or for other purposes; we may require additional capital for such purposes.

In order to meet anticipated demand for increased orders for SCR regeneration services in 2010 and beyond, we expect to incur substantial capital expenditure costs over the next year to construct a second SCR regeneration plant at the Fat Boy site.  Because of necessary permitting, site search, time for construction and equipment purchases, we can provide no assurance that SCR-Tech could meet the demands from a rapid increase in orders in a timely manner.  Any failure to timely fulfill such orders could have an adverse impact on SCR-Tech’s business.

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

In addition, we continue to actively pursue possible business opportunities, including but not limited to, mergers, acquisitions or other strategic arrangements.  Such strategic opportunities could require the use of additional cash, or could require additional equity or debt financing.  The nature and amount of any such financing or the use of any capital in any such transaction cannot be predicted and will depend on the terms and conditions of the particular transaction.

Certain of SCR-Tech’s capital equipment are unique to our business and would be difficult and expensive to repair or replace.

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

A majority of DSIT’s sales are based on contracts or orders which are in U.S dollars or are in New Israeli Shekels (“NIS”) linked to the U.S. dollar.  At the same time, most of DSIT’s expenses are denominated in NIS (primarily labor costs) and are not linked to any foreign currency.  While the dollar value of the revenues of our operations in Israel will increase if the dollar is devalued in relation to the NIS, the net effect of such devaluation is that DSIT’s costs in dollar terms increase more than our revenues.

The translation of the balance sheets of our Israeli operations from NIS into U.S. dollars is sensitive to changes in foreign currency exchange rates.  These translation gains or losses are recorded either as cumulative translation adjustments (“CTA”) within stockholders’ equity, or foreign exchange gains or losses in the statement of operations.  In 2009 the NIS strengthened in relation to the U.S. dollar by 0.7%.

As of December 31, 2009, a 10% weakening of the U.S. dollar against the NIS would have increased stockholders’ equity by approximately $0.5 million (arising from a CTA adjustment of approximately $0.3 million and net exchange gains of approximately $0.2 million).  These hypothetical changes are based on adjusting the December 31, 2009 exchange rates by 10%.

DSIT currently enters into forward contracts to try to mitigate its exposures to exchange rate fluctuations, however, we can provide no assurance that such controls will be implemented successfully.

We are substantially dependent on a small number of customers and the loss of one or more of these customers may cause revenues and cash flow to decline.

In 2009, 60% of DSIT’s revenues were concentrated in two customers. Both of these customers are expected to continue to make up a significant portion of DSIT’s revenues and cash flow for 2010. A significant reduction of future orders or delay in milestone payments from any of these customers could have a material adverse effect on the performance of DSIT.

We are dependent on meeting milestones to provide cash flow for operations.

Our present operations, as we are currently structured, place a great reliance on our meeting project milestones in order to generate cash flow to finance our operations.  Should we encounter difficulties in meeting significant project milestones, resulting cash flow difficulties could have a material adverse effect on our operations.

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

Some of the projects we perform require significant performance and/or bank guarantees. In DSIT’s current financial condition, it may not always be able to supply such guarantees without financial assistance from Acorn.  If Acorn needs to provide financial guarantees for DSIT, Acorn may not have sufficient funds available to it to invest in other emerging ventures or take advantage of opportunities available to us in a timely manner.

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

While DSIT has recently received a term-loan of NIS 2 million (approximately $530,000) and has lines-of-credit of NIS 2 million, DSIT needs additional financing from time to time due to the timing of large milestone payments and the need to set aside cash deposits as security for some of its projects. Due to historical losses, DSIT has found it difficult to find a suitable secondary bank to support its financing needs. If we cannot increase our sources of financing, we may not be able to sustain our recent growth and invest in expanding our portfolio of products.

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

Coreworx has incurred net losses of C$5.3 and C$3.5 million for the years ended December 31, 2008 and 2009, respectively.  We believe that Coreworx will reduce its losses in 2010; however, we can provide no assurance that Coreworx will generate sufficient revenues to allow it to become profitable or to sustain profitability.

Coreworx may need additional financing

Cash used in operations in 2008 and 2009 was C$5.7 million and C$2.9 million, respectively. Coreworx will continue to require additional working capital support in order to finance its operations in 2010. This support may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above. Since January 1, 2010, we have lent Coreworx $2.2 million. We have no assurance that such additional support will be available in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional investment from Acorn may be limited by the working capital needs of our corporate activities and other operating companies.

Current and future competitors could have a significant impact on our ability to generate future revenue and profits

The market for project management collaboration software is highly competitive. Coreworx competes with products from major software companies. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens and as additional companies enter into each of our markets. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors introduce new competitive products, add new functionality to existing products, acquire competitive products, reduce prices or form strategic alliances with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increasing bargaining power by the consumers of our products and services, we would need to lower the prices we charge for the products we offer. This could result in lower revenues or reduced margins, either of which may materially and adversely affect our business and operating results.

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

Growth in demand in the markets we serve has in the past and may in the future fluctuate significantly based on numerous factors, including capital spending levels of our current and potential customers, consumer spending, energy and commodity prices and general economic conditions.

The rate, or extent to which, the industries we serve will grow, if at all, is uncertain. The industries we serve are currently experiencing a decline in general economic conditions, which could result in slower growth or a decline in demand for our products, which could have a material negative impact on our business, financial condition and results of operations.

If the Canadian dollar significantly strengthens relative to the U.S. dollar, future operating results will be negatively affected.

Coreworx currently derives over 80% of its revenue in U.S. dollars.  At the same time, most of Coreworx’ expenses are denominated in Canadian dollars.  A decline in the value of the U.S. dollar will have a major impact on Coreworx’ profitability as it increases Coreworx’ costs in U.S. dollars.

The translation of the balance sheets of Coreworx’ operations from C$ into U.S. dollars is sensitive to changes in foreign currency exchange rates.  These translation gains or losses are recorded either as CTA within stockholders’ equity, or foreign exchange gains or losses in the statement of operations.  In 2009 the Canadian dollar strengthened in relation to the U.S. dollar by 13.8%.

As of December 31, 2009, a 10% weakening of the U.S. dollar against the Canadian dollar would have increased stockholders’ equity by approximately $0.6 million (arising from a CTA adjustment of approximately $0.6 million).  These hypothetical changes are based on adjusting the December 31, 2009 exchange rates by 10%.

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

Coreworx has historically enjoyed a high retention rate across its various product lines. As Coreworx’ products age, these retention rates may not be sustained unless Coreworx is successful in providing its customers with more advanced functionality and the levels of support that they require.

The loss of licenses to use or sell third party software or the lack of support or enhancement of such software could adversely affect Coreworx business.

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

In 2009, 93% of Coreworx’ revenue was the result of sales to five customers. In addition, in any given quarter, license sales from individual transactions can be material and in some cases the related sales cycles can be long. As a result, Coreworx’ revenue, cash flows and earnings can fluctuate materially from quarter to quarter due to the timing of significant license agreements. The loss or a decline in demand from one or more of these customers could have a material negative impact on Coreworx’ results of operations and revenues, cash flows and earnings.

Our future revenues depend on our ability to enhance our existing products and develop new products.

Coreworx needs to continue to upgrade the Coreworx suite to add features demanded by the market. Coreworx is in the process of completing and enhancing its Coreworx suite with functionality in the areas of interface management, contract management and developing a nuclear industry solution that addresses project execution and information control requirements for major refurbishment, power uprate and new build projects and expects to complete the integration by the end of the second quarter of 2010. A failure to complete updates of these offerings on a timely basis could have a negative impact on Coreworx’ sales, particularly to potential new customers.

Coreworx’ future success will depend upon its ability to enhance its current products, to keep pace with technological developments and respond to end-user requirements. We can provide no assurance that we will be successful in developing or marketing new products or product enhancements, or that we can avoid significant delays in development in the future, any of which could have a material adverse effect on the our business, results of operations and financial condition. Our ability to continue to compete successfully will depend in large measure on our ability to maintain a technically competent research and development staff and adapt to technological changes and advances in the industry, including providing for the continued compatibility of our software products with evolving computer hardware and software platforms and operating environments. We can provide no assurance that we will be successful in these efforts.

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

RISKS RELATED TO OUR SECURITIES

Our stock price is highly volatile.

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since January 1, 2009 our common stock has traded at prices as low as $1.35 and as high as $8.06 per share. Fluctuations in our stock price may continue to occur in response to various factors, many of which we cannot control, including:

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

Almost all of our outstanding shares of common stock are, or could upon exercise of options or warrants would become, eligible for sale in the public market as described below.  Sales of a substantial number of shares of our common stock in the public market, or the possibility of these sales, may adversely affect our stock price.

As of March 15, 2010, 14,219,148 shares of our common stock were issued and outstanding.  As of that date we had 233,306 warrants outstanding and exercisable with an exercise price of $4.50 and 1,421,831 options outstanding and exercisable with a weighted average exercise price of $3.52 per share, which if exercised would result in the issuance of additional shares of our common stock.  In addition to the options noted above, at March 15, 2010, 280,834 options are outstanding, but have not yet vested and are not yet exercisable.

In addition, we expect to issue approximately 1.2 million additional shares in connection with our pending acquisitions of GridSense and Decision Dynamics, 660,000 of which will be freely tradable upon issuance, 440,000 within six months of issuance and the balance one year after issuance.

ITEM 2.	PROPERTIES

Our corporate activities are conducted in office space in Wilmington, Delaware.  The annual rent is approximately $18,000 under a lease that expires in June 2010.

SCR-Tech leases approximately 126,000 square feet of office, production, laboratory and warehouse space in Charlotte, North Carolina.  The annual rent is approximately $644,000.  This lease expires on June 30, 2012, with two options to renew for five years each. In September 2009, SCR-Tech entered into an agreement to lease approximately 7.3 acres of land in Charlotte, North Carolina together with a building containing approximately 143,500 square feet of office and warehouse space. SCR-Tech entered into this lease in order to begin operating a second manufacturing, warehousing and research and development facility.  SCR-Tech is initially leasing 98,460 square feet through August 31, 2010, and will lease the balance of the 45,040 square feet on or before September 1, 2010.  Lease payments on the initial 98,460 square feet and the balance of 45,040 square feet are abated until June 2010 and March 2011, respectively. Annual rent after the abatement period is approximately $399,000.

Our DSIT subsidiary’s activities are conducted in approximately 17,000 square feet of office space in the Tel Aviv, Israel metropolitan area under a lease that expires in August 2012.  The annual rent is approximately $236,000. DSIT's lease calls for a rent-free period for January and February 2010.

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

In the lawsuit, SCR-Tech has alleged, among other things, that H.Hartenstein and B.Hartenstein materially breached confidentiality agreements which they entered into with SCR-Tech, Evonik LLC tortiously interfered with the contractual obligations of H.Hartenstein and B.Hartenstein under confidentiality agreements, the Evonik Defendants misappropriated SCR-Tech’s catalyst regeneration trade secrets,  H.Hartenstein and B.Hartenstein impermissibly disclosed SCR-Tech’s trade secrets and Evonik LLC impermissibly acquired, disclosed or used SCR-Tech’s catalyst regeneration trade secrets.  SCR-Tech has requested damages against each of the Evonik Defendants in an amount in excess of $10,000 to be determined at the time of trial plus interest, costs and attorney’ fees.

Evonik LLC filed an answer and counterclaim against SCR-Tech in October, 2008.  In its answer, Evonik LLC denies any liability to SCR-Tech and has denied wrong doing.  Evonik LLC’s answer contains counterclaims against SCR-Tech to the effect, among other things, that SCR-Tech defamed Evonik LLC, and as a result of such defamation Evonik LLC’s standing, business goodwill and reputation have been damaged.  In connection with such counterclaims, Evonik LLC alleges that it has been damaged in each case in an amount in excess of $10,000 and it is entitled to treble damages and punitive damages in addition to its costs, interest and reasonable attorney’ fees.  We believe the counter-claims to be without merit.

On February 25, 2010, the Evonik Defendants filed two separate dispositive motions and a request to delay discovery until the court has ruled on such motions. The Evonik Defendants have moved for summary judgment on the grounds that, among other things, SCR-Tech’s claimed trade secrets and confidential information are non-existent and SCR-Tech lacks the requisite standing to maintain the lawsuits. SCR-Tech is currently in the process of preparing responses to these motions.

Due to the complexity of the matters involved in the lawsuit and the fact that some of the defendants are located in Germany, it is not possible to predict the length of time it will take for the lawsuit to be resolved either by settlement or trial.  As of March 15, 2010, no meaningful settlement talks have occurred nor have any been scheduled.

Lawsuit filed by Environmental Energy Services, Inc. against CoaLogix

In August, 2008, CoaLogix and its CEO, William McMahon, were sued in U.S. District Court, District of Connecticut, by Environmental Energy Systems, Inc. (“EES”).  In its complaint, EES has alleged that CoaLogix and Mr. McMahon improperly acquired knowledge of IFS-2C through their dealings with EES in connection with a letter of intent entered into by CoaLogix and EES, tortiously interfered with EES’s business relationship with Solucorp Industries, Ltd., and engaged in unfair and deceptive trade practices, and Solucorp’s license of IFS-2C to CoaLogix is invalid.  EES’s complaint requests that all of CoaLogix’s revenues relating to IFS-2C (i.e. MetalliFix) be awarded to EES, and EES has also requested unspecified damages together with attorney fees, court costs and interest be assessed against CoaLogix and awarded to EES.

CoaLogix and Mr. McMahon deny liability to EES, and contend that EES’ allegations are without merit. The discovery and mediation phases of the litigation have concluded, and CoaLogix and Mr. McMahon are in the process of preparing a motion for summary judgment to dismiss the lawsuit on the grounds that, among other things, EES has failed to establish tortious conduct and any basis for EES having been damaged.

Due to the complexity of the matters involved in the lawsuit, it is not possible to predict the length of time it will take for the lawsuit to be resolved either by settlement or trial.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the NASDAQ Global Market under the symbol “ACFN”.  The following table sets forth, for the periods indicated, the high and low reported sales prices per share of our common stock on NASDAQ.

	High	Low
2008:
First Quarter	$5.80	$4.20
Second Quarter	6.56	4.25
Third Quarter	5.41	3.48
Fourth Quarter	$3.50	$1.35

2009:
First Quarter	$2.55	$1.56
Second Quarter	2.99	2.26
Third Quarter	5.81	2.67
Fourth Quarter	8.06	5.29

As of March 15, 2010, the last reported sales price of our common stock on the Nasdaq Global Market was $6.17, there were 77 record holders of our common stock and we estimate that there were approximately 2,200 beneficial owners of our common stock.

We paid no dividends in 2008 or 2009, and do not intend to pay any dividends in 2010.

Issuer Purchases of Equity Securities

On October 6, 2008, we announced that our Board of Directors had authorized a share repurchase program of up to 1,000,000 shares of our common stock. The share repurchase program will be implemented at management’s discretion from time to time. To date, an aggregate of 497,710 shares have been purchased. We last purchased shares under the program in July 2009 and currently have no plans to make additional purchases.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended December 31, 2008 and 2009 and consolidated balance sheet data as of December 31, 2008 and 2009 has been derived from our audited Consolidated Financial Statements included in this Annual Report.  The selected consolidated statement of operations data for the years ended December 31, 2005, 2006 and 2007 and the selected consolidated balance sheet data as of December 31, 2005, 2006 and 2007 has been derived from our audited consolidated financial statements not included herein.

This data should be read in conjunction with our Consolidated Financial Statements and related notes included herein and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Statement of Operations Data:

	For the Years Ended December 31,

	2005	2006	2007	2008	2009
	(in thousands, except per share data)
Revenues	$4,187	$4,117	$5,660	$20,696	$31,317
Cost of sales	2,945	2,763	4,248	14,163	17,765
Gross profit	1,242	1,354	1,412	6,533	13,552
Research and development expenses (net of SRED credits of $1,016 in 2009)	53	324	415	1,169	569
Acquired in-process research and development	—	—	—	2,444	—
Selling, general and administrative expenses	3,464	4,618	5,278	11,667	18,517
Impairments	—	40	112	3,664	2,692
Operating loss	(2,275)	(3,628)	(4,393)	(12,411)	(8,226)
Finance expense, net	(12)	(30)	(1,585)	(3,031)	(231)
Gain on early redemption of Convertible Debentures	—	—	—	1,259	—
Gain on Comverge IPO	—	—	16,169	—	—
Gain on sale of shares in Comverge	—	—	23,124	8,861	1,403
Gain (loss) on private placement of equity investments	—	—	(37)	7	—
Other income, net	—	330	—	—	—
Income (loss) from operations before taxes on income	(2,287)	(3,328)	33,278	(5,315)	(7,054)
Income tax benefit (expense)	37	(183)	445	(342)	744
Income (loss) from operations of the Company and its consolidated subsidiaries	(2,250)	(3,511)	33,723	(5,657)	(6,310)
Share of losses in Comverge	(380)	(210)	—	—	—
Share of income (losses) in Paketeria	—	(424)	(1,206)	(1,560)	263
Share of losses in GridSense	—	—	—	(926)	(129)
Income (loss) from continuing operations	(2,630)	(4,145)	32,517	(8,143)	(6,176)
Gain (loss) on sale of discontinued operations and contract settlement (in 2006), net of income taxes	541	(2,069)	—	—	—
Income from discontinued operations , net of income taxes	844		—	—	—
Net income (loss).	(1,245)	(6,214)	—	(8,143)	(6,176)
Net (income) loss attributable to non-controlling interests	(73)	78	—	248	420
Net income (loss) attributable to Acorn Energy, Inc shareholders.	$(1,318)	$(6,136)	$32,517	$(7,895)	$(5,756)
Basic net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
Income (loss) from continuing operations.	$(0.26)	$(0.48)	$3.30	$(0.69)	$(0.50)
Discontinued operations .	0.10	(0.23)	—	—	—
Net income (loss) per share attributable to Acorn Energy Inc. shareholders	$(0.16)	$(0.71)	$3.30	$(0.69)	$(0.50)
Weighted average number of shares outstanding attributable to Acorn Energy Inc shareholders	8,117	8,689	9,848	11,374	11,445
Diluted net income (loss) per share attributable to Acorn Energy Inc. shareholders:
Income (loss) from continuing operations attributable to Acorn Energy Inc. shareholders	$(0.26)	$(0.48)	$2.80	$(0.69)	$(0.50)
Discontinued operations	0.10	(0.23)	—	—	—
Net income (loss) per share	$(0.16)	$(0.71)	$2.80	$(0.69)	$(0.50)
Weighted average number of shares outstanding attributable to Acorn Energy Inc. shareholders	8,117	8,689	12,177	11,374	11,445

Selected Consolidated Balance Sheet Data:

	As of December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Working capital	$1,458	$259	$13,843	$13,838	$16,220
Total assets	10,173	7,258	96,967	51,055	48,735
Short-term and long-term debt	365	788	5,010	3,845	835
Total Acorn Energy, Inc. shareholders’ equity (deficit)	820	(461)	67,325	33,448	30,777
Non-controlling interests	—	—	—	2,675	5,321
Total equity (deficit)	820	(461)	67,325	36,123	36,098

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

GridSense

On November 4, 2009 we entered into a binding letter of intent with GridSense Pty Ltd and the principal stockholders of GridSense to acquire all of the outstanding shares of GridSense that the Company does not already own.  This letter of intent has expired, but the parties are proceeding to consummate the transaction on substantially the same terms as set forth in the letter of intent.  We currently own 15,714,285 shares of GridSense representing approximately 31% of GridSense’s outstanding shares.  Immediately prior to the completion of the acquisition, we intend to convert a GridSense promissory note in the principal amount of approximately $730,000 plus accrued interest into approximately 8,861,096 GridSense shares which, after giving effect to other simultaneous issuances of GridSense shares, would result in us owning 24,575,381 shares of GridSense representing approximately 41% of GridSense’s outstanding shares.

Under the terms of the transaction, we would acquire the outstanding GridSense shares that are not owned by us in consideration for approximately 55,000 shares of the Company’s common stock. Under the letter of intent these shares were at the time valued at $5.91 per share which was the volume weighted average of our common stock for the 20 trading days preceding October 16, 2009.  In addition, we would acquire $1,128,339 principal amount of promissory notes of GridSense at a price equal to the principal amount plus accrued interest.  Under the letter of intent, 50% of the purchase price of the notes would be paid in cash and 50% would be paid in shares of our common stock, valued at $5.91 per share, which would result in the issuance of approximately 150,000 shares of our common stock. In addition, we have agreed to provide to GridSense at closing with approximately $600,000 to be used to pay a shareholder loan.

Under the letter of intent, we have also agreed to pay an earn-out to the shareholders of GridSense as part of the consideration for their shares.  To the extent that GridSense’s sales for the period April 1, 2010 through March 31, 2011 exceed $4,383,720, we would pay the GridSense shareholders an amount equal to 50% of that excess, up to $2,435,400, multiplied by 59.54% (representing their ownership interest in GridSense) for a maximum earn-out of $1,449,799.  We have the option of paying any earn-out in cash and/or shares of our common stock.  If we use shares as all or part of the payment, each share would be valued as the volume weighted average price of our common stock on the 20 trading days preceding the date of the issuance of the auditor’s report relating to the Company’s 2010 financial statements.

The shares of common stock which are issued in consideration for acquiring the debt, including any shares issued in payment of the earn-out, would be subject to an escrow for possible indemnity claims and a lock-up, with 50% of the shares released after six months and the balance one year after issuance.  The shares of common stock which are issued in consideration for acquiring Gridsense’s shares would be subject to restrictive legends providing that 50% of the shares will be released after six months and the balance released one year after issuance.

When we signed the letter of intent, we loaned GridSense $550,000 which accrues interest at 8% per annum and is due in October 2011.  On March 4, 2010 we loaned GridSense an additional $200,000 at 8% interest per annum that is due in March, 2012.  If the transaction to acquire GridSense does not close or is terminated, the Company may declare the unpaid principal and accrued interest on those notes (as well as $730,000 of principal amount of GridSense notes that the Company holds plus accrued interest) immediately due and payable and the Company has the right to convert such indebtedness into shares of GridSense.

If the GridSense acquisition is completed, the Company has agreed to provide GridSense with up to $1,800,000 in working capital which may be in the form of debt or equity.

Definitive documentation for the GridSense acquisition is being prepared and the transaction is expected to close by the end of April 2010.

DSIT

In December 2009, DSIT was awarded a contract to supply its AquaShield™ Diver Detection Sonar (DDS) systems for the protection of several coastal and offshore installations. The contract value is just over $4.4 million. The AquaShield™ underwater security systems are intended for permanent installation to provide underwater intruder detection.

US Sensor Systems

On February 23, 2010, we entered into an option agreement with US Sensor Systems Inc., or USSI, a company which designs, integrates, manufactures, and sells fiber optic sensing systems and solutions for the energy, defense and security markets, and a related option agreement with certain stockholders of USSI.  We currently own 146,386 shares of USSI’s common stock which we purchased for $500,000 and which represents approximately 10.0% of USSI’s fully diluted capitalization.

Under the terms of the option agreement with USSI, we have the right to acquire up to an additional 159,115 shares of USSI’s common stock for a purchase price of $500,000.  We have the right to acquire 63,646 of these shares under the option in consideration for payment of $200,000 on or before May 31, 2010.  If we exercise this installment, we have the right to acquire the remaining 95,469 shares under the option on or before August 27, 2010 in consideration for payment of $300,000.

Under our agreement with certain of USSI’s stockholders, we have the right to acquire 516,378 shares of USSI common stock held by such stockholders in consideration for payment to them of $2,111,986  on or before August 27, 2010.  The purchase price is payable in Acorn common stock which shall be priced on the basis of the volume weighted average of Acorn's common stock on the 20 trading days ending on the day that is five days preceding the date that we exercise its option to acquire the shares of the USSI stockholders.  The shares of common stock that are issued to the USSI stockholders in consideration for their shares would be restricted securities under Securities Act of 1933 and would be subject to a lock-up which would be released over a one year period, with 25% being released each three months. If we exercise the options described in this and in the preceding paragraph, we would own common stock of USSI representing approximately 51% of USSI’s fully diluted capitalization.

Under the agreement with USSI, if we exercise the options to acquire USSI’s common stock described in the two preceding paragraphs, we would have the right to acquire 1,693,391 additional shares of USSI’s common stock from USSI on or before November 30, 2010 in consideration for payment of $1,500,000.  If we exercise this option, we have the right to acquire 1,693,391 additional shares of common stock from USSI on or before May 30, 2011 in consideration for payment of $1,500,000.

If we purchase all of the USSI common stock we are entitled to purchase under the agreements, we would hold USSI shares representing approximately 84% of USSI’s fully diluted capitalization.

Contemplated Acquisition of Decision Dynamics

On March 2, 2010, we entered into a definitive agreement pursuant to which our wholly-owned Coreworx subsidiary would acquire all of the issued and outstanding common stock of Decision Dynamics Technology Ltd., a Canadian corporation (“Decision Dynamics”).  Decision Dynamics, a TSX Venture Exchange-traded company, is a leading provider of capital project controls and cost management software for normal operations and capital projects in the energy industry.

As contemplated by the definitive agreement, Coreworx would acquire all of the issued and outstanding securities of Decision Dynamics in consideration for issuance of 1,000,000 shares of Acorn Energy common stock to the Decision Dynamics shareholders.  The acquisition is structured as a plan of arrangement under the Canada Business Corporations Act and is subject to the satisfaction of a number of closing conditions, including approval by the holders of at least two-thirds of the outstanding common shares and options of Decision Dynamics, each voting as a separate class, the approval of the Court of Queen's Bench of Alberta and other regulatory approvals. The acquisition will be submitted to Decision Dynamics’ shareholders and option holders for approval at a special meeting which is expected to be held in April 2010. The Board of Directors of Decision Dynamics has unanimously recommended that Decision Dynamics’ shareholders and option holders vote in favor of the acquisition. Irrevocable support agreements in favor of the transaction have been agreed to by persons holding approximately 51% of the outstanding shares and 94% of the outstanding stock options.

Of our shares to be issued in the transaction, at least 340,000 are to be escrowed at closing, with one-half to be released 90 days after the date of closing and the balance to be released 180 days after the date of closing.  We anticipate that the shares that we issue to the Decision Dynamics shareholders will be freely tradable under US federal securities laws.

Under the agreement, Decision Dynamics agreed not to solicit any other sale, business combination or similar transaction. The agreement provides that if Decision Dynamics receives an unsolicited alternative proposal with a higher transaction value from a third party and we fail to match such proposal, Decision Dynamics may be permitted to agree to the third party proposal, subject to payment to us of a break-up fee in the amount of C$250,000 plus our transaction costs.

Subject to obtaining the required approvals, the transaction is expected to close in April 2010.

Corporate

In January 2010, Acorn appointed David T. Beatson as Vice President and Chief Technology Officer. His responsibilities will include building relations with major energy companies and academic institutions as well as strengthening and expanding the technology portfolio of Acorn Energy.

Capital Raise

On March 8, 2010, we entered into a Placement Agency Agreement with Merriman Curhan Ford & Co. related to a registered direct offering of up to 2,213,818 shares of our common stock (the “Offering”). Under the terms of the transaction and pursuant to separate subscription agreements  between us and each of the investors, we sold the common stock at $5.50 per share to certain accredited investors for gross proceeds of approximately $12,275,000. The closing of the Offering took place on March 11, 2010.

The aggregate net proceeds from the Offering, after deducting the placement agent’s fee and the estimated offering expenses payable by us in connection with the Offering, are expected to be approximately $11.5 million.

SEC Inquiry Regarding Comverge Share Transactions

Acorn and its Chairman and Chief Executive Officer, John A. Moore, have received subpoenas from the staff of the SEC for information about their transactions in the shares of Comverge, Inc. from January 1, 2008 through October 31, 2008. The SEC staff has advised the Company that issuance of the subpoenas should not be construed as an indication by the SEC staff that any violation of the law has occurred, nor should it be considered a reflection upon any person, entity or security.

The Company believes that all of its and Mr. Moore’s transactions in Comverge shares were made in full compliance with all laws. The Company and Mr. Moore have responded to the SEC staff and are committed to responding fully to any inquiries of the SEC staff.  In the course of responding to the SEC staff's inquiry, the Company's counsel has not identified any information indicating that the transactions in Comverge stock by the Company or Mr. Moore were in violation of any applicable laws.

OVERVIEW AND TREND INFORMATION

The following discussion includes statements that are forward-looking in nature.  Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations.  Certain of these factors are discussed in “Item 1A.  Risk Factors.”

We operate in three reportable segments: CoaLogix, Naval and RT Solutions and EIS.  We acquired our interest in Coreworx which comprises our EIS segment on August 13, 2008; our results for 2008 include Coreworx’ results only for the period following the acquisition date.

The following analysis should be read together with the segment information provided in Note 21 to our Consolidated Financial Statements included in this report.

CoaLogix

In December 2008, CoaLogix completed its expansion to its SCR-Tech regeneration facility. The expansion increased the overall efficiency of the facility and approximately doubled its throughput capacity. This expansion will enable SCR-Tech to meet the growing demands of the catalyst and catalyst regeneration markets.

CoaLogix revenues in 2009 were $18.1 million compared to 2008 revenues of $10.1 million. The increase in CoaLogix's revenues in 2009 compared to 2008 is due to increased penetration in the growing regeneration market. CoaLogix revenues in the fourth quarter of 2009 of $5.3 million represent a 15% increase over fourth quarter 2008 revenues of $4.7 million and an 89% increase in third quarter 2009 revenues of $2.8 million. The year-on-year increase in revenues was attributable largely to increased production volume facilitated by the plant expansion.  The increase from third quarter 2009 revenues was due primarily to seasonal factors since power plants typically do not schedule service of the catalyst systems during the spring and summer ozone months. During that time, CoaLogix increased its inventory of SCR modules available for sale by processing them during these periods of excess production capacity.

CoaLogix gross profit in 2009 was $6.3 million compared to 2008 gross profit of $2.5 million. The increase in CoaLogix gross profit in 2009 was attributable to both the increase in revenues combined with increased efficiencies in production. Gross margins increased from 24% in 2008 to 35% in 2009. Gross margins in 2008 were negatively impacted due to certain projects being performed with negative margins caused by longer than expected times to complete these projects and by higher costs of the raw materials due to the product mix.

CoaLogix gross profit in the fourth quarter of 2009 was $2.1 million representing a $0.5 million (34%) increase over the gross profit of $1.6 million recorded by CoaLogix in the fourth quarter of 2008. CoaLogix gross profit in the fourth quarter of 2009 also represented a $1.4 million increase in gross profit compared to the third quarter of 2009. The increase in CoaLogix fourth quarter gross profit for 2009 over 2008 was attributable to increased sales combined with improved efficiencies. The increase in CoaLogix fourth quarter 2009 gross profit compared to the third quarter of 2009 was attributable to the increase in sales ($2.5 million) combined with third quarter gross profit being negatively impacted due to seasonal factors since power plants typically do not schedule service of the catalyst systems during the spring and summer ozone months.

In April 2009, we entered into the Purchase Agreement with CoaLogix, EnerTech Capital Partners III L.P. (“EnerTech”) and certain members of CoaLogix’s senior management pursuant to which Acorn and EnerTech each agreed to purchase from CoaLogix 781,111 shares of common stock for a purchase price of $5.6 million, and certain members of CoaLogix’s senior management agreed to purchase 36,111 shares of common stock of CoaLogix for an aggregate purchase price of approximately $260,000. Proceeds of the sale of the common stock will be used by CoaLogix for plant expansion, technology development, legal expenses and computer software. To date, CoaLogix has received approximately $5.6 million of the total $11.5 million commitment by Acorn, EnerTech and management. A majority of the expenditures to date has been for technology development and legal costs associated with pending legal actions to which CoaLogix is a party (Item 3. Legal Proceedings), with a portion also being used as a security deposit for guarantees provided the CoaLogix. In the coming year, CoaLogix expects to invest significant portions of the remaining funds ($5.9 million) in developing its new facilities and legal fees with respect to the abovementioned legal actions.

During 2009, CoaLogix engaged an outside firm to assist CoaLogix with the determination of the economic viability of MetalliFix. On December 18, 2009, the outside firm issued its assessment that MetalliFix is not economically viable and not competitive with other commercial products for mercury control that are currently available. On December 30, 2009, the management of CoaLogix determined that a material impairment of MetalliFix had occurred. Accordingly, CoaLogix recorded an impairment charge of the remaining unamortized balance of the Solucorp license ($1.7 million) as well as associated assets (chemicals - $0.4 million and prepaid chemicals - $0.3 million).

In 2010, we expect CoaLogix to improve on its 2009 results based upon on its year-end backlog for SCR services of $9.2 million and anticipated new orders combined with the expected increased capacity from its second facility expected to begin operations in the end of the second quarter of 2010.

DSIT Solutions

In 2009, DSIT continued to focus on marketing and developing its Naval solutions products; particularly its products related to underwater security for energy and other strategic sites. Revenue of our DSIT subsidiary increased by $0.8 million, or 10%, from $8.4 million in 2008 to $9.2 million in 2009. The increase was due to increased revenue in the Naval and RT Solutions segment while Other revenue remained stable. Fourth quarter 2009 revenue for DSIT was $2.7 million reflecting a $0.7 million increase (36%) over fourth quarter 2008 revenue of $2.0 million.

Gross profit in DSIT in 2009 was $4.0 million which reflects an increase of $1.2 million or 41% from $2.9 million in 2008. DSIT’s gross profit of $1.3 million during the fourth quarter of 2009 represented a $0.6 million increase over DSIT’s gross profit in the fourth quarter of 2008. The increase in gross profit was attributable to both increased revenue and increased gross margins.

DSIT’s improved its gross margin to 44% in 2009 as compared to 34% in 2008. DSIT’s increased gross margins were due to a shifting of focus to higher margin Naval projects in 2009.

Naval & RT Solutions

During 2008 and 2009, revenues from our Naval & RT solutions in our DSIT subsidiary were $7.2 million and $8.0 million, respectively, accounting for approximately 85% and 87% of DSIT’s revenues for 2008 and 2009, respectively. The balance of DSIT’s revenues of $1.2 million for each of the years ending December 31, 2008 and 2009, were derived from DSIT’s other IT and consulting activities.

Segment revenues increased by $0.8 million or 11% in 2009 as compared to 2008.  The increase in sales was the result of revenue recorded from the sale of DSIT's AquaShield™ DDS systems to an undisclosed EMEA customer which was partially offset by a decrease in revenues recorded in other real-time and embedded hardware and software projects.

Segment gross profit also increased (from $2.4 million in 2008 to $3.5 million in 2009) as a result of the increased sales and change in revenue mix which was concentrated in higher margin Naval projects. The change in revenue mix to higher margin Naval projects increased our segment gross margin from 35% in 2008 to 44% in 2009.

We anticipate continued growth in sales in 2010, particularly from our acoustic and sonar solutions projects with our embedded hardware and software development projects expected to remain relatively stable.  At end of 2009, we have received $4.4 million of new orders for our AquaShield™ DDS. DSIT recorded net income of $1.3 million in 2009 ($0.5 million in 2008) and expects 2010 to be profitable as well.

Coreworx

Coreworx, which we acquired on August 13, 2008, had sales in 2009 of C$4.6 million compared to full year 2008 sales of C$4.4 million.  The increase in Coreworx’ sales in 2009 compared to 2008 was principally due to new license sales. Coreworx’ gross profit in 2009 was C$3.8 million compared to 2008 gross profit of C$3.7 million.  Coreworx gross margin was relatively stable in 2009 compared to 2008.

Coreworx generally sells its software on a per-seat license basis.  Coreworx’ profit margin depends upon the customer’s requirements for a particular project and the resources Coreworx has to devote to such project.

In June 2009, Acorn lent $1.0 million to Coreworx to support its development of a new project information software for the nuclear power plant industry. During the second half of 2009, Coreworx continued its increased focus on providing its software solutions to the nuclear power industry. Coreworx is planning to deliver a nuclear industry solution that addresses project execution and information control requirements for major refurbishment, modifications to the original plant design to increase the maximum capacity output at which the plant can operate and new build projects. The nuclear industry solution will address regulatory compliance, document traceability, and work processes that utilize best practices in managing major capital projects. Market conditions that Coreworx believes will drive nuclear solutions as a growing source of revenue include: an increasing world-wide energy demand, an aging North American nuclear infrastructure, and public pressure to provide clean-air electricity sources that reduce dependency on overseas supplies of fossil fuel. In December 2009, Coreworx received its first order for its nuclear industry solution from Babcock & Wilcox Nuclear Power Generation, Inc. ("B&W").  B&W will employ Coreworx support software in the development, licensing and delivery of the innovative new B&W mPower nuclear reactor.

In the period from January 1, 2010 to March 15, 2010, Acorn lent an additional $2.2 million to Coreworx for its product development and for working capital. Coreworx will require additional working capital support to accelerate its nuclear and contract management product offerings in order to achieve market readiness in mid 2010. This support may be in the form of a bank line, new investment by others, additional loans or investment by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms. The availability and amount of any additional funding to Coreworx from us may be limited by the working capital needs of our corporate activities and other operating companies.

In 2010, we expect Coreworx to improve on its 2009 results based upon several factors which include the launching of an aggressive marketing program, hiring of additional sales staff, realization of its 2009 Latin American development program, offering more products and cross-selling opportunities attributable to the planned Decision Dynamics Technology Ltd. (“DDY”) acquisition (See “Recent Developments”). In 2010, Coreworx plans to significantly invest in its marketing activities including trade show and industry association participation, integrated web and email marketing, additional lead generation activities and analyst relations. By February, 2010 Coreworx had more than doubled its sales force from 2009 including sales coverage specifically for the nuclear industry in North America and Australian based sales coverage. For the second half of 2010, Coreworx plans to develop a channel of business partners in the Latin American region and expects to begin generating revenue from this channel in the latter half of 2010. In addition, beginning in the first quarter of 2010, Coreworx plans to introduce a net new product line each quarter effectively tripling its overall target market.

Corporate

At the end of 2008, we began an effort to streamline our corporate costs. Towards that end, we have took several steps in order to conserve our corporate cash including hiring in-house counsel, reducing personnel, consulting and marketing costs. The result of those steps can be seen in the decrease in our corporate administrative expenses (excluding non-cash stock compensation expense) which were reduced from $3.4 million in 2008 to $2.7 million in 2009. We believe our corporate administrative expenses in 2010 will increase as we have recently hired a CTO to build relations with major energy companies and academic institutions as well as to strengthen and expand our technology portfolio. We expect to continue to have significant corporate expenses and will continue to expend in the future, significant amounts of funds on professional fees and other costs in connection with our strategy to seek out and invest in companies that fit our target business model.

CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

We have identified the following as critical accounting policies affecting our Company: principles of consolidation and investments in associated companies; business combinations, impairments in goodwill and intangible assets, revenue recognition, foreign currency transactions and stock-based compensation.

Principles of Consolidation and Investments in Associated Companies

Our consolidated financial statements include the accounts of all majority-owned subsidiaries.  All intercompany balances and transactions have been eliminated.

Investments in other entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or our ability to exercise significant influence over the operating and financial policies of the investee.  Investments of this nature are recorded at original cost and adjusted periodically to recognize our proportionate share of the investee’s net income or losses after the date of investment.  When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not recorded.  We resume accounting for the investment under the equity method when the entity subsequently reports net income and our share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended.  Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. During 2009, we took equity losses of $129,000 in our investment in GridSense, which reduced our investment in GridSense down to zero. We also recorded an impairment of $80,000 in our investment in EnerTech which is accounted for under the cost method. Our investment in USSI is also accounted for under the cost method.

Business combination accounting

We have acquired a number of businesses during the last several years, and we may acquire additional businesses in the future.  Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed.  The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the estimated fair value of each asset and liability, and any remaining acquisition cost is classified as an amortizable intangible asset, a non-amortizable intangible asset or goodwill.  This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.  Certain identifiable intangible assets, such as customer lists and covenants not to compete, are amortized based on the pattern in which the economic benefits of the intangible assets are consumed over the intangible asset’s estimated useful life.  The estimated useful life of our amortizable identifiable intangible assets ranges from seven to sixteen years.  Goodwill is not amortized.  Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our current operating results.

Goodwill and Intangibles

As a result of our various acquisitions, we have recorded goodwill and various amortizable intangible assets. We also sometimes acquire specific intangibles such as our acquisition in 2008 of a license agreement with Solucorp Industries Ltd.

Our goodwill at December 31, 2009 was approximately $6.7 million. Our goodwill is allocated to our segments as follows: CoaLogix – approximately $3.7 million, Naval & RT Solutions – approximately $0.5 million and EIS – approximately $2.4 million.

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

The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Fair values are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. We consider factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for further product development. With respect to the goodwill in our EIS segment (Coreworx), it was assumed the most of the existing debt by Coreworx to Acorn would not be repaid and would be converted to equity. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill.

We perform our annual impairment tests in the fourth quarter. We determined that none of our reporting units were impaired as a result of our annual tests in 2009.

Our intangible assets that have finite useful lives recorded at fair value at the time of the acquisition, and are carried at such value less accumulated amortization. Our intangible assets at December 31, 2009 consisted of SCR Technologies in our CoaLogix segment ($4.3 million, net of accumulated amortization), Naval Technologies in our Naval & RT Solutions segment ($0.4 million, net of accumulated amortization) and Software and Customer Relationships in our EIS segment ($3.1 million and $0.3 million, respectively, net of accumulated amortization). We amortize these intangible assets on a straight-line basis over their estimated useful lives.

During 2009, CoaLogix engaged an outside firm to assist CoaLogix with the determination of the economic viability of the technology associated with the license acquired from Solucorp. In December 2009, the outside firm issued its assessment that the technology was not economically viable and not competitive with other commercial products for mercury control that are currently available. On December 30, 2009, the management of CoaLogix determined that a material impairment of the license had occurred. Accordingly, CoaLogix recorded an impairment charge of the remaining unamortized balance of the Solucorp license ($1.7 million) as well as associated assets (chemicals - $0.4 million and prepaid chemicals - $0.3 million).

Revenue Recognition

In the year ended December 31, 2009, we recorded approximately $18.1 million of revenues representing approximately 58% of our consolidated revenues in our CoaLogix subsidiary. Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed for each catalyst module.  Customer acceptance is not required for regeneration and cleaning services in that CoaLogix’s contracts currently provide that services are completed upon receipt of testing by independent third parties confirming compliance with contract requirements.

From time to time, CoaLogix purchases spent catalyst modules for its inventory.  In the event that a customer purchases spent catalyst modules and enters a service contract for regeneration with CoaLogix, revenues are recognized when the service is completed for each catalyst module.

 Costs associated with performing SCR catalyst regeneration and cleaning services are expensed as incurred because of the close correlation between the costs incurred, the extent of performance achieved and the revenue recognized.  In the situation where revenue is deferred due to collectability uncertainties, CoaLogix does not defer costs due to the uncertainties related to payment for such services. In the situation where revenue is deferred due to the non completion of regeneration services, the Company defers the related costs as deferred costs.

Revenue from time-and-materials service contracts, maintenance agreements and other services is recognized as services are provided.

In the year ended December 31, 2009, we recorded approximately $9.2 million of revenues representing approximately 29% of our consolidated revenues in our DSIT subsidiary.  In 2009, DSIT derived approximately $7.7 million or 84% of its revenues from fixed-price type contracts.  Fixed-price type contracts require the accurate estimation of the cost, scope and duration of each engagement.  Revenue and the related costs for these projects are recognized for a particular period, using the percentage-of-completion method as costs (primarily direct labor) are incurred, with revisions to estimates reflected in the period in which changes become known.  If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and consulting margins may be significantly and negatively affected and losses on existing contracts may need to be recognized.  Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations.

At Coreworx, we recognize revenues in accordance with applicable revenue recognition guidance relating to software. Coreworx’ revenues of approximately $4.0 million represents approximately 13% of our consolidated revenues for the year ended December 31, 2009.

 We record revenue when persuasive evidence of an arrangement exists, there are no significant uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable.  Our application of applicable accounting principles requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. We use the residual method to recognize revenue on delivered elements when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If an undelivered element for the arrangement exists under the license arrangement, revenue related to the undelivered element is deferred based on VSOE of the fair value of the undelivered element.  Revenues derived from multiple-element software sale arrangements are recognized in earnings based on the relative fair values of the individual elements.

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

Coreworx’s, functional currency is the Canadian dollar (C$) and DSIT’s functional currency is the New Israeli Shekel (“NIS”). In the year ended December 31, 2009, 29% of our consolidated revenues (40% in the year ended December 31, 2008) came from our DSIT subsidiary while 13% and 11% of our consolidated revenue in the years ended December 31, 2009 and 2008, respectively, came from our Coreworx subsidiary. Their financial statements have been translated using the exchange rates in effect at the balance sheet date.  Statements of operations amounts have been translated using the exchange rate at date of transaction.  All exchange gains and losses denominated in non-functional currencies are reflected in finance expense, net in the consolidated statement of operations when they arise.

Stock-based Compensation

We recognize share-based compensation expense based on the fair value recognition provision of applicable accounting principles, using the Black-Scholes option valuation method.  Accordingly, we are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.  Under the Black-Scholes method, we make assumptions with respect to the expected lives of the options that have been granted and are outstanding, the expected volatility and the dividend yield percentage of our common stock and the risk-free interest rate at the respective dates of grant.

The expected volatility factor used to value stock options in 2009 was based on the historical volatility of the market price of the Company’s common stock over a period equal to the estimated weighted average life of the options.  For the expected term of the option, we used an estimate of the expected option life based on historical experience. The risk-free interest rate used is based upon U.S. Treasury yields for a period consistent with the expected term of the options.  Historically, we have not paid dividends and we do not anticipate paying dividends in the foreseeable future; accordingly, our expected dividend rate is zero.  We recognize this expense on an accelerated basis over the requisite service period.  Due to the numerous assumptions involved in calculating share-based compensation expense, the expense recognized in our consolidated financial statements may differ significantly from the value realized by employees on exercise of the share-based instruments.  In accordance with the prescribed methodology, we do not adjust our recognized compensation expense to reflect these differences.  Recognition of share-based compensation expense had, and will likely continue to have, a material effect on our selling, general and administrative and other items within our consolidated statements of operations and also may have a material effect on our deferred income taxes and additional paid-in capital line items within our consolidated balance sheets.  We are also required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited.  If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially impacted.

For each of the years ended December 31, 2009 and 2008, we incurred stock compensation expense of approximately $1.4 million. The 2009 and 2008 expense includes $0.7 million of stock compensation expense recorded in each year with respect to stock option grants in our CoaLogix and Coreworx subsidiaries.

See Note 17 to the consolidated financial statements for the assumptions used to calculate the fair value of share-based employee compensation.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statement of operations data as a percentage of our total sales:

	Year ended December 31,

	2005	2006	2007	2008	2009
Revenues	100%	100%	100%	100%	100%
Cost of sales	70	67	75	68	57
Gross profit	30	33	25	32	43
Research and development expenses	1	8	7	6	2
Acquired in-process research and development expenses	—	—	—	12	—
Selling, general and administrative expenses	83	112	93	56	59
Impairments	—	1	2	18	9
Operating loss	(54)	(88)	(78)	(60)	(26)
Finance expense, net	0	(1)	(28)	(15)	(1)
Gain on early redemption of convertible debentures	—	—	—	6	—
Gain on sale of shares in Comverge	—	—	409	43	4
Gain on IPO of Comverge	—	—	286	—	—
Loss on private placement of equity investments	—	—	(1)	—	—
Other income, net	—	8	—	—	—
Income (loss) from operations before taxes on income	(55)	(81)	588	(26)	(23)
Income tax benefit (expense)	1	(4)	8	(2)	2
Income (loss) from operations of the Company and its consolidated subsidiaries	(54)	(85)	596	(27)	(20)
Share of income (losses) in Paketeria	—	(10)	(21)	(8)	1
Share of losses in GridSense	—	—	—	(4)	0
Share of losses in Comverge	(9)	(5)	—	—	—
Income (loss) from continuing operations	(63)	(101)	575	(39)	(20)
Gain (loss) on sale of discontinued operations and contract settlement (in 2006), net of income taxes	13	(50)	—	—	—
Income from discontinued operations, net of income taxes	20	2	—	—	—
Net income (loss) attributable to non-controlling interests	(30)	(149)	575	(39)	(20)
Non-controlling interests	(2)	—	—	1	1
Net income (loss) attributable to Acorn Energy, Inc.	(31)%	(149)%	575%	(38)%	(18)%

The following table sets forth certain information with respect to revenues and profits of our reportable business segments for the years ended December 31, 2008 and 2009, including the percentages of revenues attributable to such segments.  (See Note 21 to our consolidated financial statements for the definitions of our reporting segments.).  The column marked “Other” aggregates information relating to miscellaneous operating segments, which may be combined for reporting under applicable accounting principles.

	CoaLogix	Naval & RT Solutions	EIS	Other	Total
	(in thousands)
Year ended December 31, 2009:
Revenues from external customers	$18,099	$7,985	$3,999	$1,234	$31,317
Percentage of total revenues from external customers	58%	25%	13%	4%	100%
Gross profit	6,296	3,540	3,301	415	13,552
Depreciation and amortization	1,182	189	377	25	1,773
Stock compensation expense	513	2	234	—	749
Impairments	2,612	—	—	—	2,612
Segment income (loss) before income taxes	(2,742)	1,051	(3,360)	64	(4,987)

Year ended December 31, 2008:
Revenues from external customers	$10,099	$7,032	$2,330	$1,235	$20,696
Percentage of total revenues from external customers	49%	34%	11%	6%	100%
Gross profit	2,457	2,383	1,409	284	6,533
Depreciation and amortization	931	165	132	33	1,228
Stock compensation expense	521	—	179	—	700
Impairments	—	—	—	—	—
Segment income (loss) before income taxes	(1,433)	605	(1,171)	(86)	(2,085)

2009 COMPARED TO 2008

Revenues.  Revenues increased by $10.6 million or 51% to $31.3 million in 2009 as compared to sales of $20.7 million in 2008.  The increase in revenue was partially attributable to the inclusion of Coreworx revenue of $4.0 million in 2009 compared to the $2.3 million of Coreworx revenue from the date of our acquisition on August 13, 2008 through December 31, 2008 included in our 2008 results. The balance of the increase in revenue was due to the increase in CoaLogix revenue of $8.0 million (79%) to $18.1 million compared to 2008 revenue of $10.1 million. DSIT’s Naval & RT Solutions consolidated segment revenue increased 14% from $7.0 million to $8.0 million. The increase in CoaLogix revenue was due to continued penetration in the regeneration market combined with the ability to process more SCR modules facilitated by the completion of a plant expansion in the fourth quarter 2008. The increase in DSIT's Naval & RT Solutions revenues was due to increased revenues from DSIT's AquaShieldTM projects.

Gross profit.  Gross profit in 2009 increased by $7.0 million or 107%, to $13.6 million from $6.5 million in 2008. The increase in gross profit was attributable to the inclusion of Coreworx gross profit in 2009 of $3.3 million compared to the gross profit of $1.4 million recorded for Coreworx following our acquisition in August 2008. In addition, both CoaLogix and DSIT recorded increased gross profits of $3.8 million (an increase of 156%) and $1.3 million (an increase of 48%), respectively. The increase in both CoaLogix and DSIT gross profits were attributable to both the increase in sales as well as increased margins.

Gross margin for CoaLogix increased from 24% in 2008 to 35% in 2009 reflecting greater operational efficiency since the plant expansion at the end of 2008. Consolidated gross margin in DSIT’s Naval and RT Solutions segment increased from 34% in 2008 to 44% in 2009 due to an increase in the higher margin AquaShieldTM projects worked on in 2009.

Acquired in-process research and development expenses (“IPR&D”).  In 2008, IPR&D represented Coreworx’ research and development projects that had not reached technological feasibility and had no alternative future use when acquired. We determined that approximately $2.4 million of the purchase price of Coreworx represented purchased in-process technology and expensed this amount immediately upon acquisition in 2008.

Research and development expenses, net (“R&D”).  We recorded net R&D expenses of $0.6 million in 2009 as compared to an expense of $1.2 million in 2008. The expense recorded for 2009 is net of a benefit of approximately $1.0 million following the approval of a claim by our Coreworx subsidiary for scientific research and experimental development tax credit refunds from the Canada Revenue Agency of the Ontario Ministry of Revenue in the second quarter of 2009.

Selling, general and administrative expenses (“SG&A”).  SG&A in 2009 increased by $6.8 million as compared to 2008. A portion of the increase is attributable to the Coreworx’ SG&A costs of $6.5 million in 2009 compared to the $1.5 million recorded in 2008 with respect to the period following our acquisition in August 2008. CoaLogix’s SG&A costs in 2009 increased by $2.3 million as compared to 2008 reflecting increased overhead costs resulting from the company’s growth and legal expenses associated with the EES and Evonik lawsuits discussed in Item 3, Legal Proceedings. DSIT’s SG&A costs increased by $0.3 million in 2009 compared to 2008. Corporate general and administrative costs decreased by $0.8 million reflecting the effects of our efforts to reduce corporate costs.

Impairments. During 2009, we recorded impairments totaling $2.7 million. The 2009 impairments were primarily comprised of $2.4 million with respect to CoaLogix's determination that its acquired MetalliFix technology was not economically viable. As a result, CoaLogix recorded an impairment charge on the unamortized balance of the acquired technology and all associated assets.

During 2008, we recorded impairments totaling $3.7 million. The 2008 impairments related to a loss provision on our loans to Paketeria of $2.5 million due to Paketeria’s increasing operating difficulties and our doubts as to its ability to repay its debt to us and its ability to continue as a going concern. In addition, we recorded a loss provision on the note payable from GridSense of $0.6 million due to doubts of GridSense’s ability to repay the note. We also recorded a loss of $0.5 million resulting from the impairment of our investment in and loans to Local Power.

Gain on early redemption of Debenture. In 2008, in accordance with applicable accounting standards, we recorded a non-cash gain of approximately $1.3 million in connection with the January 2008 redemption of our convertible debentures.

Finance expense, net.  The decrease in finance expense in 2009 compared with 2008 is primarily due to the interest expense of $3.1 million recorded with respect to the write-off of the remaining balances of debt origination costs, warrants value and beneficial conversion features in the early redemption of our convertible debentures.

Gain on sale of shares in Comverge.  In 2009, we sold all of the 502,500 shares of Comverge shares that we held at the beginning of 2009 and recorded a pre-tax gain of $1.4 million on proceeds of $4.0 million. In 2008, we sold 1,261,165 of our Comverge shares of and recorded a pre-tax gain of $8.9 million on proceeds of $15.4 million.

Taxes on income.  In 2009, we recorded a tax benefit of $0.7 million, primarily as the result of recording an income tax receivable ($0.5 million) due to our expected utilization of current year net losses to carry back to recover previous years’ tax payments and recognizing deferred tax assets ($0.2 million) in our profitable DSIT subsidiary. In 2008, we recorded a non-cash expense of $0.9 million with respect to the elimination of deferred tax assets from our balance sheet due to the reduction in the value of Comverge shares. This was partially offset by a tax benefit of $0.3 million for overpayment of previous year’s taxes and $0.2 million resulting from our receipt of an exemption of income taxes from the State of Delaware thus reducing our effective income tax rate on domestic earnings to 34%.

Share of income (losses) in Paketeria.  In the third quarter of 2009, liquidation proceedings began with respect to Paketeria. Previously, in 2008, our investment in Paketeria was reduced to zero and we ceased recording losses in Paketeria. As a result of the liquidation proceedings, we eliminated the previously recorded cumulative translation adjustment of $0.3 million associated with the investment in Paketeria and recognized that amount as Share of Income in Paketeria. In 2008, we recorded a loss of $1.6 million of which approximately $1.0 million represents our approximate 31% share of Paketeria’s losses for 2008 and approximately $0.1 million representing amortization expense associated with acquired intangibles and approximately $0.5 million representing the impairment of the balance of our investment.

Share of losses in GridSense. In 2009, we recorded a loss of $129,000 representing our share of GridSense’s losses for 2009. We have ceased recording our share of losses in GridSense as our investment balance has been reduced to zero. In 2008, we recorded losses of $212,000 representing our share of GridSense’s losses and amortization of intangibles for the first nine months of 2008 as we recorded our share of losses in GridSense on a three month lag due to our inability to receive financial information on a timely basis. In addition, in 2008, as a result of the steep, continuous decline in the share price of GridSense, we determined that the decline in value was other than temporary, and, accordingly recorded an impairment of $714,000 in the value of GridSense to bring the value of our investment in GridSense to its market value on the Toronto Stock Exchange on that date.

Net loss.  We had a net loss of $6.2 million in 2009 compared with net loss of $8.1 million in 2008. Our loss in 2009 was due to impairments $2.7 million, primarily with respect to the impairment of our MetalliFix technology, Coreworx losses of $3.4 million and corporate expenses of $2.9 million, partially offset by the gain recognized on our sale of Comverge shares of $1.4 million and net income from our DSIT subsidiary of $1.4 million.

Net loss attributable to non-controlling interests.  Of our losses in 2009 and 2008, $248,000 and $412,000 was attributable to non-controlling interests in our CoaLogix and DSIT subsidiaries. All of our $248,000 of losses in 2008 were attributable to non-controlling interests in CoaLogix. In 2009, $618,000 of our losses were attributable to non-controlling interests in CoaLogix. This was offset by $206,000 of income that was attributable to non-controlling interests in DSIT.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had working capital of $16.3 million, including $11.2 million of cash and cash equivalents not including current and non-current restricted deposits of $2.2 million (of which we expect approximately $1.3 million to be released in the first half of 2010).  Net cash used in the year ending December 31, 2009, was $3.9 million, of which $5.4 million was used in operating activities.

The primary use of cash in operating activities during 2009 was the cash used in operations by our Coreworx and CoaLogix subsidiaries of $1.7 million and the $1.8 million, respectively as well as the $2.3 million of cash used in our corporate operations. DSIT generated approximately $0.4 million of cash from its operating activities during 2009.

Cash provided by investing activities of $0.7 million was primarily due to the $4.0 million of proceeds from the sale of our Comverge shares and covered-calls during the period and $2.5 million from the release of restricted deposits associated with one of DSIT’s projects. Those proceeds amounts were offset by new restricted deposits of approximately $2.1 million as security for new DSIT and CoaLogix projects, $1.6 million for the acquisition of property and equipment, $1.0 million for investment in EnerTech arising from capital calls, a $0.6 million loan to GridSense and an investment of $0.2 million in USSI.

Net cash of $0.8 million was provided for in financing activities, primarily from the $2.9 million investment made by EnerTech and CoaLogix management in CoaLogix, the $2.3 million of proceeds from the exercise of warrants and employee stock options and the proceeds from a term loan of $0.5 million for our DSIT subsidiary. These proceeds were partially offset by the redemption of our debentures ($3.4 million), the purchase of treasury shares ($1.1 million) and the payment for additional shares of DSIT ($0.3 million).

 At December 31, 2009, DSIT had approximately $530,000 in Israeli credit lines available to DSIT from an Israeli bank, $105,000 of which was then being used, net of secured deposits.  DSIT’s credit lines are available to it until February 2011, are denominated in NIS and bear interest at a weighted average rate of the Israeli prime rate per annum plus 3.0%.  The Israeli prime rate fluctuates and as of December 31, 2009 was 2.5%.  The line-of-credit is subject to maintaining certain financial covenants. At December 31, 2009, DSIT was in compliance with its financial covenants. The Company has a floating lien and provided guarantees with respect to DSIT’s outstanding lines of credit.  In addition, Acorn has agreed to be supportive of DSIT’s liquidity requirements over the next 12 months.

On December 31, 2009, DSIT took a term loan from an Israeli bank in the amount of $530,000. The loan is denominated in NIS and bears interest at the rate of the Israeli prime rate per annum plus 0.9%. The loan is to be repaid over a period of 48 months of equal payments of approximately $12,000 per month (principal and interest).

As collateral for the term-loan, DSIT has deposited with an Israeli bank $79,000 as a non-current restricted deposit. In addition to this restricted deposit, DSIT has also deposited with an Israeli bank $751,000 as collateral for various performance and bank guarantees for various projects. DSIT expects that a majority of these deposits will be released in the first half of 2010, but expects to deposit these funds again as collateral for guarantees for new projects.

On March 1, 2010, DSIT was utilizing approximately $40,000 of its $530,000 line-of-credit.  We believe that DSIT will have sufficient liquidity to finance its activities from cash flows from its own operations over the next 12 months.  This is based on continued utilization of its line-of-credit and expected continued improvement of operating results from anticipated growth in sales. DSIT is continuing to search for additional sources of financing to support its growth.

In October 2008, CoaLogix signed an agreement with Square 1 Bank for a $2 million formula based line-of-credit. On March 1, 2010, CoaLogix was utilizing $200,000 of its line-of-credit. The line-of-credit expires on April 19, 2010 and bears interest at prime plus 2.25%. The U.S. prime rate at December 31, 2009 was 3.25%. CoaLogix is negotiating more favorable terms and expects to renew the line-of-credit before the extension period expires. The line-of-credit is for financing CoaLogix’s working capital and to finance its growth and is subject to certain financial covenants. We believe that CoaLogix will have sufficient liquidity to finance its operating activities from cash flow from its own operations and its bank financing over the next 12 months.

We expect that Coreworx will require additional working capital support in order to finance its working capital needs in 2010. Since January 1, 2010, we have lent Coreworx $2.2 million. We expect Coreworx’ need for additional working capital to lessen as it releases its new products during 2010; however, we have no assurance that Coreworx will be able to generate sufficient sales to generate positive cash flows. Thus, Coreworx may continue to require additional working capital support in the coming months. Additional support may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional investment from us in Coreworx may be limited by the working capital needs of our corporate activities and other operating companies.

We expect that GridSense will require additional working capital support in order to finance its working capital needs in 2010. This support may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above.  Acorn, in its planned acquisition of the ownership interest of GridSense not previously owned by Acorn, committed to provide GridSense with additional working capital of up to $1.8 million in debt or equity or a combination of both. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms. The availability and amount of any additional investment from Acorn in GridSense may be limited by the working capital needs of Acorn’s corporate activities and other operating companies.

Prior to the Company’s recent capital raise, the Company’s corporate operations (not including cash at any of our subsidiaries) had a total of approximately $5.5 million in unrestricted cash and cash equivalents reflecting a $2.6 million decrease from the balance as of December 31, 2009. The decrease in unrestricted corporate cash is due primarily to a loan of approximately $2.2 million given to our Coreworx subsidiary, an additional $300,000 investment in USSI and a loan of $200,000 to GridSense. Those expenditures were partially offset by our receipt of $400,000 loan repayment from our DSIT subsidiary. Following the capital raise, which resulted in net proceeds of approximately $11.5 million, we had a total of $17.0 million of unrestricted cash and cash equivalents.

We believe that our current cash plus the cash generated from operations will provide more than sufficient liquidity to finance the activities of Acorn and its operating companies for the foreseeable future and for the next 12 months in particular.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of December 31, 2009.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending December 31, (in thousands)
	Total	2010	2011-2012	2013-2014		2015 and thereafter
Operating leases	$8,693	$1,772	$3,156	$1,688		$2,077
Bank debt	530	125	265	140		—
Investment in EnerTech(1)	2,850	2,850	—	—		—
Potential severance obligations	3,244	115	—	1,040	(2)	2,089	(2)
Investment in CoaLogix (3)	2,877	2,877	—	—		—
Purchase commitments	871	871	—	—		—
Total contractual cash obligations	$19,065	$8,610	$3,421	$2,868		$4,166

We expect to finance these contractual commitments from cash currently on hand and cash generated from operations.

(1) In August 2007, we committed to invest up to $5 million over a ten-year period in EnerTech, a proposed $250 million venture capital fund targeting early and expansion stage energy and clean energy technology companies that can enhance the profits of the producers and consumers of energy.

Our obligation under this commitment is presented as an obligation due in the next 12 months, though it is uncertain as to when actual payments may be made. Through December 31, 2009, we have received and funded capital calls of $2,150,000 to EnerTech.

 (2) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances.  The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary.  These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies.  As of December 31, 2009, we accrued a total of $3.1 million for potential severance obligations to our Israeli employees of which approximately $2.1 million was funded.

(3) In April 2009, we entered into an agreement with CoaLogix, EnerTech and certain members of CoaLogix’s senior management to invest up to $5,624,000 in CoaLogix. Through December 31, 2009, we invested $2,747,000 of our $5,624,000 commitment. Our remaining obligation under this commitment of $2,877,000 is presented as due in the next 12 months, though it is uncertain as to when actual payments may be made.

Certain Information Concerning Off-Balance Sheet Arrangements.

Our DSIT subsidiary provides various performance, advance and tender guarantees as required in the normal course of its operations.  As at December 31, 2009, such guarantees totaled approximately $2.6 million and were due to expire through 2010.  As security for a portion of these guarantees, Acorn has deposited with an Israeli bank approximately $0.3 million and DSIT has deposited approximately $0.8 million which is shown as restricted cash on our Consolidated Balance Sheets.  The Company expects a majority of the restricted cash to be released in early 2010; however, DSIT expects to provide additional security deposits for new guarantees for new projects throughout the 2010 calendar year.

Our CoaLogix subsidiary provides various performance, advance and tender guarantees as required in the normal course of its operations.  As at December 31, 2009, such guarantees totaled approximately $2.2 million and were due to expire through 2011.  As a security for a portion of these guarantees, the Company has deposited with a U.S. bank approximately $1.1 million which is shown as a restricted deposit on the Company’s Consolidated Balance Sheets.  The Company expects $0.6 million of the restricted deposit to be released in 2010.

Impact of Inflation and Currency Fluctuations

In the normal course of business, we are exposed to fluctuations in interest rates on our lines-of-credit ($530,000 available) and long-term debt incurred ($530,000 balance at December 31, 2009) to finance our operations in Israel. Our non-US dollar monetary assets and liabilities (net assets of approximately $0.5 million at December 31, 2009) in Israel are exposed to fluctuations in exchange rates. Furthermore, $1.4 million and $0.7 million of our backlog of projects are contracts and orders that are denominated in NIS and linked to an Israeli Ministry of Defense Index, and denominated in NIS, respectively.

Historically, a majority of DSIT’s sales have been denominated in dollars or denominated in NIS linked to the dollar.  Such sales transactions are negotiated in dollars; however, for the convenience of the customer they are often settled in NIS. These transaction amounts are linked to the dollar between the date the transactions are entered into until the date they are effected and billed.  From the time these transactions are effected and billed through the date of settlement, amounts are primarily unlinked.  As DSIT increases its sales to customers to customers outside of Israel, a greater portion of its receipts from customers will be settled in dollars. In 2010, we expect a significant portion of DSIT’s sales to be settled in dollars. A significant majority of DSIT’s expenses in Israel are in NIS (primarily labor costs), while a portion is in dollars or dollar-linked NIS.

The dollar cost of our operations in Israel may be adversely affected in the future by a revaluation of the NIS in relation to the dollar.  In 2009 the appreciation of the NIS against the dollar was 0.7% while in 2008 it was 1.1%.  Inflation in Israel was 3.9% in 2009 and 3.8% during 2008.  During the first two months of 2010, the dollar appreciated by 0.6% against the NIS and inflation in Israel during this period was negative 1.0%.

As of December 31, 2009, virtually all of DSIT’s monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS.  In the event that in the future we have material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations. DSIT purchases forward contracts to attempt to reduce its exposure to currency fluctuations.

In addition, our non-US dollar assets and liabilities (net liability of approximately $0.1 million at December 31, 2009) in Canada at our Coreworx subsidiary are also exposed to fluctuations in exchange rates. The dollar cost of our operations in Canada may also be adversely affected in the future by a revaluation of the Canadian dollar in relation to the U.S. dollar.  In 2009 the appreciation of the U.S. dollar against the Canadian dollar was 15.9%.  During the first two months of 2010, the U.S. dollar appreciated by 0.1% against the Canadian dollar.

As of December 31, 2009, virtually all of Coreworx’s assets and liabilities that were not denominated in dollars were denominated in Canadian dollars.  In the event that in the future we have material net assets or liabilities that are not denominated in U.S. dollars, such net assets or liabilities would be subject to the risk of currency fluctuations.

SUMMARY QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain of our unaudited quarterly consolidated financial information for the years ended December 31, 2008 and 2009.  This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto.

	2008				2009

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts
Revenues	$4,295	$3,607	$4,628	$8,166	$8,478	$7,780	$6,463	$8,596
Cost of sales	2,897	2,575	3,731	4,960	5,099	4,290	3,602	4,774
Gross profit	1,398	1,032	897	3,206	3,379	3,490	2,861	3,822
Research and development expenses, net of credits of $1,016 in the second quarter of 2009	51	57	402	659	276	(624)	424	493
Acquired in-process research and development	—	—	551	1,893	—	—	—	—
Impairments	248	268	2,454	694	70	10	—	2,612
Selling, general and administrative expenses	2,305	2,418	3,401	3,543	4,108	4,619	4,565	5,225
Operating loss	(1,206)	(1,711)	(5,911)	(3,583)	(1,075)	(515)	(2,128)	(4,508)
Finance income (expense), net	(2,988)	88	(50)	(81)	(169)	85	297	(444)
Gain on early redemption of convertible debentures	1,259	—	—	—	—	—	—	—
Gain on sale of Comverge shares	—	5,782	3,079	—	417	810	176	—
Gain on outside investment in Company’s equity investments, net	—	—	7	—	—	—	—	—
Income (loss) before taxes on income	(2,935)	4,159	(2,875)	(3,664)	(827)	380	(1,655)	(4,952)
Income tax benefit (expense)	642	(640)	(691)	347	—	—	72	672
Income (loss) from operations of the Company and its consolidated subsidiaries	(2,293)	3,519	(3,566)	(3,317)	(827)	380	(1,583)	(4,280)
Share of income (loss) in Paketeria	(287)	(374)	(899)	—	—	—	263	—
Share of loss in GridSense	—	(134)	(60)	(732)	(129)	—	—	—
Net income (loss)	(2,580)	3,011	(4,525)	(4,049)	(956)	380	(1,320)	(4,280)
Net (income) loss attributable to non-controlling interests	(9)	89	204	(36)	(107)	(37)	96	468
Net income (loss) attributable to Acorn Energy Inc	$(2,589)	$3,100	$(4,321)	$(4,085)	$(1,063)	$343	$(1,224)	$(3,812)
Basic net income (loss) per share attributable to Acorn Energy Inc. shareholders:	$(0.23)	$0.28	$(0.37)	$(0.35)	$(0.09)	$0.03	$(0.11)	$(0.33)
Diluted net income (loss) per share attributable to Acorn Energy Inc. shareholders:	$(0.23)	$0.26	$(0.37)	$(0.35)	$(0.09)	$0.03	$(0.11)	$(0.33)
Weighted average number of shares outstanding attributable to Acorn Energy Inc. – basic	11,050	11,243	11,538	11,637	11,535	11,377	11,186	11,692
Weighted average number of shares outstanding attributable to Acorn Energy Inc. – diluted	11,050	12,138	11,538	11,637	11,535	11,553	11,186	11,692

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Furnished at the end of this report commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T)     CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information concerning the directors and certain officers of the Company:

Name	Age	Position

John A. Moore	44	Director, Chairman of the Board, President and Chief Executive Officer

George Morgenstern	76	Founder, Chairman Emeritus; Chairman of the Board of our DSIT Solutions Ltd. subsidiary (“DSIT”)

Samuel M. Zentman	65	Director and member of our Audit Committee

Richard J. Giacco	57	Director and member of our Audit Committee

Richard Rimer	44	Director

Joe Musanti	52	Director and Chairman of our Audit Committee

William J. McMahon	54	Chief Executive Officer and President of CoaLogix

Benny Sela	62	Chief Executive Officer and President of DSIT

Ray Simonson	61	Chief Executive Officer and President of Coreworx

Michael Barth	49	Chief Financial Officer of the Company and DSIT

Joe B. Cogdell, Jr.	56	Vice President, General Counsel & Secretary

George Morgenstern, founder of the Company, has been a director since 1986. Mr. Morgenstern served as Chairman of the Board from June 1993 through March 2009 and has served as Chairman Emeritus since March 2009.  Mr. Morgenstern served as our President and Chief Executive Officer from our incorporation in 1986 until March 2006.  Mr. Morgenstern also serves as Chairman of the Board of DSIT.  Mr. Morgenstern served as a member of the Board of Directors of Comverge from October 1997 to March 2006 and as Chairman until April 2003.

Key Attributes, Experience and Skills. Mr. Morgenstern, as founder of the Company, brings a unique perspective to the Board. Mr. Morgenstern has over 50 years of experience in all aspects of the computer software and systems industry and has special knowledge of the business environment in Israel. Mr. Morgenstern is an accomplished businessman experienced in fostering growth of developing companies. Mr. Morgenstern’s deep knowledge of our Company and his leadership and management experience are valuable resources to the Company. Mr. Morgenstern serves as Chairman of the Board of DSIT, and has a strong understanding of DSIT’s business and industry segment.

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

Key Attributes, Experience and Skills. Mr. Moore brings his strategic vision for our Company to the Board together with his leadership and business, deal making and investor relations skills. Mr. Moore has an immense knowledge of our Company and the energy technology industry which is beneficial to the Board. Mr. Moore’s service as Chairman and CEO of the Company bridges a critical gap between the Company’s management and the Board, enabling the Board to benefit from management’s perspective on the Company’s business while the Board performs its oversight function.

Samuel M. Zentman has been one of our directors since November 2004.  From 1980 until 2006, Dr. Zentman was the president and chief executive officer of a privately-held textile firm, where he also served as vice president of finance and administration from 1978 to 1980.  From 1973 to 1978, Dr. Zentman served in various capacities at American Motors Corporation. He holds a Ph.D. in Complex Analysis. Dr. Zentman serves on the boards of Powersafe Technology Corp. as well as several national charitable organizations devoted to advancing the quality of education.

Key Attributes, Experience and Skills. Dr. Zentman’s long-time experience as a businessman trained together with his experience with computer systems and software enables him to bring valuable insights to the Board. Dr. Zentman also serves as a director of our Coreworx subsidiary where his knowledge of and experience with computer systems and software are valuable assets. Dr. Zentman has a broad, fundamental understanding of the business drivers affecting our Company, in particular our DSIT and Coreworx subsidiaries. Dr. Zentman also brings leadership and oversight experience to the Board.

Richard J. Giacco was elected to the Board in September 2006.  Mr. Giacco has been President of Empower Materials, Inc., a manufacturer of carbon dioxide based thermoplastics, since January 1999.  Mr. Giacco was the Managing Member of Ajedium Film Group, LLC, a manufacturer of thermoplastic films from its inception until its sale in 2008.  Mr. Giacco served as Associate General Counsel of Safeguard Scientifics, Inc. from 1984 to 1990.

Key Attributes, Experience and Skills. Mr. Giacco brings strong operational and strategic background and valuable business, leadership and management experience to our Company. Mr. Giacco’s experience helping to lead the growth and ultimate sale of a family business provides strategic vision and insights as the Company implements its growth strategies. Mr. Giacco also brings legal experience to the Board, and he serves as a director of our CoaLogix subsidiary.

Richard Rimer was elected to the Board in September 2006. Mr. Rimer is a principal of Top Quartile Partners, an investment fund.  From 2001 to 2006, Mr. Rimer was a Partner at Index Ventures, a private investment company.  He formerly served on the boards of Direct Medica, a provider of marketing services to pharmaceutical companies, and Addex Pharmaceuticals, a pharmaceutical research and development company.  Prior to joining Index Ventures, Mr. Rimer was the co-founder of MediService, the leading direct service pharmacy in Switzerland and had served as a consultant with McKinsey & Co.

Key Attributes, Experience and Skills. Mr. Rimer brings to the Board broad business experience, and a deep understanding of capital markets. As a successful entrepreneur, Mr. Rimer founded a company in Holland which he successfully sold and went on to found MediService – one of Europe’s leading mail service pharmacies (sold to Galenica GALN-SW). While at Index Ventures, Mr. Rimer led work on multiple deals including sourcing, due diligence, deal structuring and negotiation, monitored growth of portfolio companies, syndicated subsequent financings, supported exit negotiations as well as helped with key recruits.  These experiences enable Mr. Rimer to bring valuable resources to the Company in addition to Mr. Rimer’s leadership, analytical skills and broad familiarity with international and cross-border transactions.

Joe Musanti was elected to the Board in September 2007.  Since 2006, Mr. Musanti has served as President of Main Tape Inc., a leading manufacturer of surface protection film and paper products, based in Cranbury, New Jersey.  From 2003 to 2006, prior to becoming President, Mr. Musanti served as Vice President Finance of Main Tape.  Prior to that, Mr. Musanti was Vice President Finance of Rheometric Scientific, Inc., a manufacturer of thermal analytical instrumentation products where he held significant domestic and foreign, operational, managerial, financial and accounting positions.

Key Attributes, Experience and Skills. Mr. Musanti’s training and extensive experience in financial management at both public and private companies provide the Board with valuable insights and skills necessary to lead the Audit Committee. Mr. Musanti’s  strong operational and business background complement his accounting and finance experience, and are valuable resources to the Board as it exercises its oversight duties and support of the Company’s growth strategies.

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

Benny Sela serves as the CEO of DSIT, a position he has held since July 2007.  Previously, he held the position of Executive Vice President and Head of the company’s Real Time Division since 1996.  Mr. Sela joined DSIT in February 1989.  Prior to that, Mr. Sela served in the Israeli Air Force reaching the position of Lt. Colonel (Ret.).  During his service in the Israeli Air Force, Mr. Sela was head of the Electronic Warfare branch, working on both the F-16 and Lavi projects.  He holds a B.Sc. in Electrical Engineering, a Masters Degree in Operations Research from Stanford University, and an MBA.

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

Joe B. Cogdell, Jr. joined Acorn and CoaLogix as Vice President, General Counsel and Secretary of each corporation on January 2, 2009.  For the 20 years prior, Mr. Cogdell was a member of the Corporate and Securities Practice Group of the law firm Womble Carlyle Sandridge & Rice, PLLC in the firm’s Charlotte, North Carolina office.  Mr. Cogdell has thirty-one years experience as a corporate and business lawyer.

Audit Committee; Audit Committee Financial Expert

The Company has a separately designated standing Audit Committee established and administered in accordance with SEC rules. The three members of the Audit Committee of are Joe Musanti, Richard Rimer and Samuel M. Zentman.  The Board of Directors has determined that each member of the Audit Committee meets the independence criteria prescribed NASDAQ governing the qualifications of for audit committee members and each Audit Committee member meets NASDAQ’s financial knowledge requirements.  Our Board has determined that Joe Musanti qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the SEC.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2009 our executive officers and directors complied with the filing requirements of Section 16(a) except that a Form 4 for Dr. Zentman related to an exercise of warrants and a Form 4 by Mr. Sela related to his exercise of employee stock options were not timely filed.

We have implemented measures to assure timely filing of Section 16(a) reports by our executive officers and directors in the future.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions. Our code of ethics may be accessed on the Internet at http://www.acornenergy.com/rsc/docs/55.pdf

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
John A. Moore President and CEO	2009	350,000	160,000	103,652	(1)	12,000	(2)	632,417
	2008	325,000	—	692,645	(3)	12,000	(2)	1,029,645
William J. McMahon CEO and President of CoaLogix and SCR-Tech	2009	250,000	136,880	175,574	(4)	13,200	(5)	575,654
	2008	223,596	171,160	400,022	(6)	11,550	(5)	806,328
Joe B. Cogdell, Jr. Vice President, General Counsel and Secretary (7)	2009	300,000	90,380	265,357	(8)	15,941	(5)	671,678

(1)
Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 75,000 stock options granted on February 20, 2009 with an exercise price of $2.51.The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 1.8% (ii) an expected term of 4.5 years (iii) an assumed volatility of 68% and (iv) no dividends.

(2)	Consists of automobile expense allowance.
(3)
Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 200,000 stock options granted on March 4, 2008 with an exercise price of $5.11 per share. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.5% (ii) an expected term of 6.1 years (iii) an assumed volatility of 76% and (iv) no dividends.

(4)
Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 40,513 CoaLogix stock options granted on April 8, 2009 with an exercise price of $7.20. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 1.8% (ii) an expected term of 6.1 years (iii) an assumed volatility of 65% and (iv) no dividends.

(5)	Represents 401k contributions.
(6)
Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 147,050 stock options granted on April 9, 2008 with an exercise price of $5.05. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.6% (ii) an expected term of 5.9 years (iii) an assumed volatility of 56% and (iv) no dividends.

(7)	Appointed Vice President, General Counsel and Secretary of both the Company and CoaLogix commencing January 2, 2009.
(8)
Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 120,000 Acorn stock options granted on January 5, 2009 with an exercise price of $1.61 ($243,389) and 5,069 CoaLogix stock options granted on April 8, 2009 with an exercise price of $7.20 ($21,968). The fair value of the Acorn stock options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.5% (ii) an expected term of 9.0 years (iii) an assumed volatility of 73% and (iv) no dividends. The fair value of the CoaLogix stock options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.6% (ii) an expected term of 5.9 years (iii) an assumed volatility of 56% and (iv) no dividends.

Employment Arrangements

The employment arrangements of each named executive officer and certain other officers are described below.

John A. Moore became our President and Chief Executive Officer in March 2006.  In March, 2008, we entered into a three-year Employment Agreement with Mr. Moore. Under the terms of the Employment Agreement, Mr. Moore’s initial base salary is $325,000 per annum, retroactive to January 1, 2008, increasing to $350,000 per annum on the first anniversary of the Employment Agreement and increasing to $375,000 per annum on the second anniversary. Mr. Moore is eligible to receive an annual cash bonus of up to $200,000, based upon the attainment of agreed upon personal and company performance goals and milestones for the preceding fiscal year, as determined by the Board. Under the Employment Agreement, Mr. Moore is also entitled to (i) the employee benefits generally made available to the registrant’s executive officers, (ii) short-term and long-term disability insurance for the benefit of Mr. Moore, and (iii) a monthly automobile expense allowance of $1,000.  Under the Employment Agreement, Mr. Moore was also granted non-qualified stock options to purchase 200,000 shares of common stock at an exercise price of $5.11 per share. The options vest in equal quarterly installments over a four-year period, commencing 90 days from the date of grant and expire in March 2018. In February 2009, in lieu of a bonus for 2008, Mr. Moore was awarded 75,000 stock options exercisable until February 20, 2014 at an exercise price of $2.51 per share, exercisable immediately as to one-fourth of the options, with the remainder to vest in equal installments on June 30, September 30 and December 31, 2009. Mr. Moore's bonus for 2009 was $160,000.

William J. McMahon has served as Chief Executive Officer and President of CoaLogix since the Company’s acquisition of SCR-Tech and its related companies on November 7, 2007.  Mr. McMahon employment terms are based on employment agreement signed effective January 1, 2007 between Mr. McMahon and SCR-Tech’s former parent company.  The employment agreement was subsequently assumed and modified on November 7, 2007 in conjunction with the Company’s acquisition of SCR-Tech.  The agreement has no fixed term and the employment is on an “at-will” basis. Mr. McMahon’s employment agreement calls for base salary of $215,000 per year with cost of living increases (a base salary of $250,000 in 2009 which was increased to $280,000 for 2010).  In April 2009 and April 2008, Mr. McMahon also received options under the CoaLogix Inc. 2008 Stock Option Plan and a 40% participation in the CoaLogix Capital Appreciation Rights Plan. Under the Capital Appreciation Rights Plan, plan participants are entitled to participate in an award pool based upon the sales proceeds (less sales expenses) attributable to a sale or other change of control of CoaLogix which exceeds an internal rate of return of 30% on the Company’s initial investment in CoaLogix of $11,038,200 and any additional capital contributed by Acorn to CoaLogix. If such internal rate of return threshold is met, the award pool under the Capital Appreciation Rights Plan would be equal to 5% of the sales proceeds less sales expenses, the CoaLogix’ stockholders’ initial investment and any additional capital contributed by the stockholders to CoaLogix.  Mr. McMahon is eligible to receive an annual bonus with a target payment equal to 50% of his base salary based upon criteria developed by the board of directors of CoaLogix. The actual bonus payout may be more or less than the target level base upon achievement of annual goals approved by its board of directors.  Mr. McMahon’s bonus for 2009 was $136,880.

Benny Sela has served as President and Chief Executive Officer of DSIT beginning July 1, 2007.  Mr. Sela’s employment agreement provided for a base salary which is denominated in Israeli Consumer Price Index (“CPI”) linked NIS, equivalent to approximately $174,000 per annum.  In October 2009, the Board of DSIT approved new employment terms for Mr. Sela effective November 1, 2009. Under the new employment terms, Mr. Sela's salary increased to approximately $191,000 per annum.  In addition to his base salary, Mr. Sela is also entitled to receive a bonus payment equal to 1.75% of DSIT’s gross profit.  Mr. Sela’s bonus for 2009 was $70,688.

Ray Simonson has served as Chief Executive Officer of Coreworx since the Company’s acquisition of Coreworx on August 13, 2008.  Mr. Simonson’s employment terms are based on employment agreement signed effective April 1, 2005 between Mr. Simonson and Coreworx.  Mr. Simonson’s employment agreement provides for a base salary which is denominated in Canadian dollars, currently equivalent to approximately $214,000 per annum.  Mr. Simonson is eligible to receive an annual bonus with a target payment equal to 50% of his base salary based upon criteria developed by the board of directors of Coreworx.  Mr. Simonson did not receive a bonus for 2009.

Michael Barth has served as Chief Financial Officer of the Company and Chief Financial Officer of DSIT beginning December 1, 2005.  In August 2009, the Board approved new employment terms for Mr. Barth effective August 1, 2009. According to the terms of the new employment terms, Mr. Barth is entitled to a salary increase from $150,000 to $175,000 per annum retroactive to August 1, 2009. One half of Mr. Barth’s salary is fixed in NIS at the November 1, 2007 exchange rate and linked to the Israel CPI and adjusted semi-annually. Mr. Barth's bonus for 2009 was $75,000.

Joe B. Cogdell, Jr. became Vice President, General Counsel and Secretary of each of the Company and CoaLogix commencing January 2, 2009.  Mr. Cogdell’s initial base salary is $300,000 per annum, and his base salary was increased to $312,000 for 2010.  He is eligible to receive an annual bonus of up to 30% of his base salary, based upon the attainment of performance goals.  Mr. Cogdell's bonus for 2009 was $90,380. The agreement has no fixed term, and the employment is on an “at-will” basis.

Under the employment agreement, in January 2009 Mr. Cogdell was awarded 120,000 options to purchase Acorn common stock at an exercise price of $1.61 per share, vesting as to 30,000 on the first anniversary of the date of grant and as to the remainder in equal quarterly installments over a three year period following the first anniversary of the date of grant, exercisable through January 5, 2019.  Under the employment agreement, Mr. Cogdell will also have the right to participate in any future financing of CoaLogix at the same level and priority as Acorn so long as he is employed.  Mr. Cogdell also received options under the CoaLogix Inc. 2008 Stock Option Plan and a participation in the CoaLogix Capital Appreciation Rights Plan. Mr. Cogdell is also entitled to the employee benefits generally made available to other senior executives, officer’s liability and legal malpractice insurance, as well as bar and legal association dues and continuing legal education programs.  Under the employment agreement, Mr. Cogdell is subject to non-solicitation and non-compete covenants, which continue for 18 months after termination of his employment.

Acorn and CoaLogix have entered into an agreement regarding certain aspects of their joint employment of Mr. Cogdell including allocation of the costs of employment, bonus determinations, termination and severance issues and indemnities. Mr. Cogdell’s compensation is currently apportioned 50/50 between Acorn and CoaLogix, subject to periodic review.

Outstanding Equity Awards at 2009 Fiscal Year End

The following tables sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at December 31, 2009.

OPTIONS TO PURCHASE ACORN ENERGY, INC. STOCK
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
John A. Moore	400,000	—		2.60	March 31, 2011
	60,000	—		4.53	March 31, 2011
	87,500	112,500	(1)	5.11	March 4, 2018
	75,000	—		2.51	February 20, 2014

William J. McMahon	—	—		—	—

Joe B. Cogdell, Jr.	—	120,000	(2)	1.61	January 5, 2019

(1)	These options vest 12,500 options quarterly from March 4, 2010 through March 4, 2012.
(2)	These options vest 30,000 on January 5, 2010 and 7,500 options quarterly thereafter from April 5, 2010 through January 5, 2013.

OPTIONS TO PURCHASE COALOGIX INC. STOCK
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
John A. Moore	—	—		—	—

William J. McMahon	73,525	73,525	(3)	5.05	April 18, 2018
	-	40,513	(4)	7.20	April 7, 2019

Joe B. Cogdell, Jr.	—	5,069	(5)	7.20	April 7, 2019

(3)	These options vest 9,191 options quarterly from February 7, 2010 through November 7, 2011.
(4)	These options vest 10,128 on April 8, 2010 and 2,532 options quarterly thereafter from July 8, 2010 through April 8, 2013.
(5)	These options vest 1,267 on April 8, 2010 and 317 options quarterly thereafter from July 8, 2010 through April 8, 2013.

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

The following table describes the potential payments and benefits upon termination of employment for Mr. Moore, as if his employment terminated as of December 31, 2009, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control		Death or disability
Compensation:
Base salary	—	(1)	$350,000	(2)	$700,000	(5)	—
Bonus	—		—	(3)	—	(3)	—
Benefits and perquisites:
Perquisites and other personal benefits	—		6,972	(4)	6,972	(4)	—
Total	—		$356,972		$706,972		—

(1)	Assumes that there is no earned but unpaid base salary at the time of termination.
(2)	The $350,000 represents 12 months of Mr. Moore’s base salary.
(3)	No amounts are included for target bonus as there was no bonus for 2009.
(4)	The $6,972 represents 12 months of health insurance payments.
(5)	The $700,000 represents 24 months of Mr. Moore’s base salary.

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

The following table describes the potential payments and benefits upon termination of employment for Mr. McMahon, as if his employment terminated as of December 31, 2009, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control		Death or disability
Compensation:
Base salary	—	(1)	$500,000	(2)	$500,000	(2)	—
Bonus	—		250,000	(3)	250,000	(3)	—
Benefits and perquisites:
Perquisites and other personal benefits	—		10,416	(4)	23,112	(5)	—
Total	—		$760,416		$773,112		—

(1)	Assumes that there is no earned but unpaid base salary at the time of termination.
(2)	The $500,000 represents 200% of Mr. McMahon’s base salary
(3)	Represents 200% of Mr. McMahon’s target bonus.
(4)	Represents 12 months of subsidized health and dental insurance payments
(5)	Represents 24 months of health, dental and life insurance payments.

Benny Sela

Under the terms of the employment agreement with Mr. Sela, the President and Chief Executive Officer of our DSIT subsidiary, we are obligated to make certain payments to fund in part our severance obligations to him.  We are required to pay Mr. Sela an amount equal to 150% of his last month’s salary multiplied by the number of years (including partial years) that Mr. Sela has worked for us.  This severance obligation would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to Mr. Sela’s employment agreement.  As of December 31, 2009, the unfunded portion of these payments was $182,974.  Mr. Sela would also receive a lump sum payment equal to six months base salary in the event of a voluntary resignation, and a lump sum payment equal to nine months salary in the event of termination not for cause.

The following table describes the potential payments and benefits upon termination of employment for Mr. Sela, as if his employment terminated as of December 31, 2009, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control	Death or disability
Compensation:
Base salary	$95,461	(1)	$143,192	(2)	—	$143,192	(2)
Benefits and perquisites:
Perquisites and other personal benefits	$471,061	(3)	$483,688	(4)		$483,688	(4)
Total	$566,522		$626,880		—	$626,880

(6)	Assumes that there is no earned but unpaid base salary at the time of termination. The $95,461 represents a lump sum payment of six months’ salary due to Mr. Sela.
(7)	Assumes that there is no earned but unpaid base salary at the time of termination. The $143,192 represents a lump sum payment of nine months’ salary due to Mr. Sela.
(8)
Includes $499,471 of severance pay based in accordance with Israeli labor law calculated based on his last month’s salary multiplied by the number of years (including partial years) that Mr. Sela worked for us multiplied by 150% in accordance with his contract.  Of the $499,471 due Mr. Sela, we have funded $316,497 in an insurance fund.  Also includes accumulated, but unpaid vacation days ($24,336), car benefits ($6,000) and payments for pension and education funds ($19,254) less $78,000 of benefits waived in support of DSIT’s operations in 2007.

(9)
Includes $499,471 of severance pay based in accordance with Israeli labor law calculated based on his last month’s salary multiplied by the number of years (including partial years) that Mr. Sela worked for us multiplied by 150% in accordance with his contract.  Of the $499,471 due Mr. Sela, we have funded $316,497 in an insurance fund.  Also includes accumulated, but unpaid vacation days ($24,336), car benefits ($9,000) and payments for pension and education funds ($28,881) less $78,000 of benefits waived in support of DSIT’s operations in 2007.

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

The following table describes the potential payments and benefits upon termination of employment for Mr. Simonson, as if his employment terminated as of December 31, 2009, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control		Death or disability
Compensation:
Base salary	$—	(1)	$196,241	(2)	$196,241	(2)	—
Bonus	—		—		142,721	(3)	—
Benefits and perquisites:
Perquisites and other personal benefits	8,234	(2)	23,302	(2)	23,302	(2)	—
Total	$8,234		$219,543		$362,264		—

(1)	Assumes that there is no earned but unpaid base salary at the time of termination.
(2)	Represents eleven months of Mr. Simonson’s base salary.
(3)	Represents a lump-sum payment of eight months of Mr. Simonson’s base salary.
(4)	Represents unpaid vacation pay.

Michael Barth

Under the terms of the employment arrangement with Mr. Barth, our Chief Financial Officer, we are obligated to make certain payments to fund in part our severance obligations to him.  We would be required to pay Mr. Barth an amount equal to 120% of his last month’s salary multiplied by the number of years (including partial years) that Mr. Barth worked for us.  This severance obligation, which is customary for executives of Israeli companies, would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to Mr. Barth’s employment arrangement.  As of December 31, 2009, the unfunded portion of these payments was $105,696.  In addition, the arrangement with Mr. Barth provides for an additional payment equal to six times his last month’s total compensation, payable at the end of his employment with us.

The following table describes the potential payments and benefits upon termination of employment for Mr. Barth, as if his employment terminated as of December 31, 2009, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control	Death or disability
Compensation:
Base salary	$29,404	(1)	$88,212	(2)	—	$88,212	(2)
Benefits and perquisites:
Perquisites and other personal benefits	$53,770	(3)	$176,803	(4)	—	$176,803	(4)
Total	$83,174		$265,015		—	$265,015

(1)	Assumes that there is no earned but unpaid base salary at the time of termination. The $29,404 represents a lump sum payment of two months’ salary due to Mr. Barth.
(2)
Assumes that there is no earned but unpaid base salary at the time of termination.  The $88,212 represents a lump sum payment of 6 months’ salary due to Mr. Barth upon termination without cause or by death or disability.

(3)
Includes $72,855 of severance pay based on the amounts funded in for Mr. Barth’s severance in accordance with Israeli labor law.  Also includes accumulated, but unpaid vacation days ($20,606), car benefits ($2,000) and payments for pension and education funds ($6,309) less $48,000 of benefits waived in support of DSIT’s operations in 2007.

(4)
Includes $178,551 of severance pay based in accordance with Israeli labor law calculated based on his last month’s salary multiplied by the number of years (including partial years) that Mr..  Barth worked for us multiplied by 120% in accordance with his contract.  Of the $178,551 due Mr. .Barth, we have funded $72,855 in an insurance fund.  Also includes accumulated, but unpaid vacation days ($20,606), car benefits ($6,000) and payments for pension and education funds ($18,926) less $48,000 of benefits waived in support of DSIT’s operations in 2007.

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

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control		Death or disability
Compensation:
Base salary	—	(1)	$600,000	(2)	$600,000	(2)	—
Bonus	—		$180,000	(3)	$180,000	(3)	—
Benefits and perquisites:
Perquisites and other personal benefits	—		21,366	(4)	26,874	(5)	—
Total	—		$801,366		$806,874		—

(1)	Assumes that there is no earned but unpaid base salary at the time of termination.
(2)	Represents 200% of Mr. Cogdell’s annual compensation.
(3)	Represents 200% of Mr. Cogdell’s targeted bonus.
(4)	Represents 18 months of subsidized health and dental insurance payments.
(5)	Represents 18 months of health, dental and life insurance payments.

Compensation of Directors

In October 2007, we agreed that each of our non-employee directors would be paid an annual cash retainer of $40,000 payable quarterly in advance, as well as meeting fees for Board and Committee meetings of $1,000 per meeting. In 2009, we agreed that certain directors would receive an additional annual cash retainer; $12,000 for the lead director for CoaLogix matters, $12,000 for the lead director for Coreworx matters and $10,000 for the Chairman of the Audit Committee. As an employee, Mr. Moore is not entitled to separate compensation in his capacity as a director.

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

Consulting Agreement with Mr. Morgenstern

Mr. Morgenstern, our Chairman Emeritus, has been retained as a consultant by our Company since March 2006 primarily to provide oversight of our Israeli activities.  Mr. Morgenstern’s consulting agreement, as amended to date, expires on March 31, 2011, provides for the payment of an annual consulting fee of $1.00 and a non-accountable expense allowance of $75,000 per year plus a payment of a bonus of $25,000 under certain circumstances.

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ended December 31, 2009 by each individual (other than Mr. Moore who is not separately compensated for Board service) who served as a director at any time during the fiscal year.

DIRECTOR COMPENSATION IN 2009

Name	Fees Earned or Paid in Cash ($)		Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Scott Ungerer(2)	11,000		—	—		11,000
Joe Musanti	53,000	(3)	31,198	—		84,198
George Morgenstern	44,000		31,198	75,000	(4)	150,198
Samuel M. Zentman	44,000		31,198	12,000	(5)	87,198
Richard J. Giacco	44,000		31,198	12,000	(6)	87,198
Richard Rimer	44,000		31,198	—		75,198

(1)
On August 4, 2009, all directors were granted 10,000 options to acquire stock in the Company. The options have an exercise price of $4.75 and expire on August 4, 2016. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 3.4% (ii) an expected term of 6.3 years (iii) an assumed volatility of 70% and (iv) no dividends.  All options awarded to directors in 2009 remained outstanding at fiscal year-end. As of December 31, 2009, the number of stock options held by each of the above persons was: Scott Ungerer, 8,333; Joe Musanti, 45,000; George Morgenstern, 237,500; Samuel Zentman, 95,000; Richard Giacco, 55,000; and Richard Rimer, 105,000.

(2)	Mr. Ungerer resigned from his position as director on March 11, 2009.
(3)	Includes $10,000 Mr. Musanti received for services rendered as the Chairman of the Audit Committee.
(4)	Mr. Morgenstern received a non-accountable expense allowance of $75,000 to cover travel and other expenses pursuant to a consulting agreement.
(5)	Mr. Zentman received $12,000 for services rendered with respect to his overseeing the Company’s investment in Coreworx Inc.
(6)	Mr. Giacco received $12,000 for services rendered with respect to his overseeing the Company’s investment in CoaLogix Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and the notes thereto set forth information, as of March 15, 2010 (except as otherwise set forth herein), concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of common stock by (i) each director of the Company, (ii) each executive officer (iii) all executive officers and directors as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner (1) (2)	Number of Shares of common stock Beneficially Owned (2)		Percentage of common stock Outstanding (2)
George Morgenstern	328,861	(3)	2.3%
John A. Moore	1,220,911	(4)	8.3%
Richard J. Giacco	55,000	(5)	*
Joseph Musanti	29,666	(6)	*
Richard Rimer	135,000	(7)	1.0%
Samuel M. Zentman	101,621	(8)	*
Michael Barth	123,934	(9)	1.0%
Joe B. Cogdell, Jr.	39,500	(10)	—
William J. McMahon	10,500	(11)	*
Benny Sela	20,000	(12)	*
Ray Simonson	15,990	(13)	*
All executive officers and directors of the Company as a group (11 people)	2,080,983	(14)	13.5%
Austin W. Marxe and David M. Greenhouse	679,860	(15)	4.8%

* Less than 1%

(1)	Unless otherwise indicated, the address for each of the beneficial owners listed in the table is in care of the Company, 4 West Rockland Road, Montchanin, Delaware 19710.
(2)
Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated.  For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date which such person has the right to acquire within 60 days after such date.  Percentage information is based on the 14,079,148 shares outstanding as of March 15, 2010.

(3)	Consists of 51,922 shares, 227,500 shares underlying currently exercisable options, and 49,439 shares owned by Mr. Morgenstern’s wife.
(4)	Consists of 585,911 shares and 635,000 shares underlying currently exercisable options.
(5)	Consists of 10,000 shares and 45,000 shares underlying currently exercisable options.
(6)	Consists of 3,000 shares and 26,666 shares underlying currently exercisable options.
(7)	Consists of 40,000 shares and 95,000 shares underlying currently exercisable options.
(8)	Consists of 16,621 shares and 85,000 shares underlying currently exercisable options.
(9)
Consists of 11,289 shares, 1,645 shares underlying currently exercisable warrants and 111,000 shares underlying currently exercisable options. Mr. Barth also owns 569 shares of DSIT representing approximately 4.0% of the DSIT’s outstanding shares.

(10)
Consists of 2,000 shares and 37,500 shares underlying currently exercisable options. Mr. Cogdell also owns 5,088 shares of CoaLogix and options to purchase 1,267 CoaLogix shares, representing less than 1.0% of CoaLogix’s outstanding shares.

(11)
Consists solely of shares. Mr. McMahon also owns 3,391 shares of CoaLogix and currently exercisable options to purchase 102,034 CoaLogix shares, representing approximately 2.8% of CoaLogix’s outstanding shares.

(12)	Consists solely of shares underlying currently exercisable options. Mr. Sela also owns 925 shares of DSIT representing approximately 6.5% of the DSIT’s outstanding shares.
(13)	Consists solely of shares. Mr. Simonson also owns currently exercisable options to purchase 324,000 Coreworx shares, representing less than 1.0% of Coreworx’s outstanding shares.
(14)	Consists of 796,672 shares, 1,645 shares underlying currently exercisable warrants and 1,282,666 shares underlying currently exercisable options.
(15)
The information presented with respect to these beneficial owners is based on a Schedule 13G filed with the SEC on February 12, 2010.  Austin W. Marxe and David M. Greenhouse share sole voting and investment power over 140,464 shares of common stock owned by Special Situations Cayman Fund, L.P and 539,396 shares of common stock owned by Special Situations Fund III QP, L.P.  The business address for Austin W. Marxe and David M. Greenhouse is 527 Madison Avenue, Suite 2600, New York, NY 10022.

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	637,000	$3.48	259,667
Equity Compensation Plans Not Approved by Security Holders	1,108,165	$3.55	—
Total	1,745,165	$3.52	259,667

The grants made under our equity compensation plans not approved by security holders were made under non-plan option agreements and under our 2006 Stock Incentive Plan and 2006 Stock Option Plan for Non-Employee Directors during the period from the adoption of such plans in January 2007 and the date of the approval of such plans by shareholders in November 2008.  These grants were made to directors, officers, employees and consultants at exercise prices equal to the fair market value on the date of the grant.  The options generally vest over a three year period and expire five to ten years from the date of the grant.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

We paid approximately $275,000 and $780,000 in the years ended December 31, 2009 and 2008, respectively, for legal services rendered and reimbursement of out-of-pocket expenses to Eilenberg & Krause LLP, a law firm in which Sheldon Krause, our former Secretary and former General Counsel, is a member.  Such fees related to services rendered by Mr. Krause and other members and employees of his firm.  Mr. Krause is the son-in-law of George Morgenstern, a director and our Chairman Emeritus, who up until March 2006, also served as our President and Chief Executive Officer. Mr. Krause continues to provide legal services to us in 2010.

For information regarding our Stockholders’ Agreement with CoaLogix and EnerTech, see Note 4 to our Consolidated Financial Statements.

Director Independence

Applying the definition of independence provided under the NASDAQ rules, the Board has determined that with the exception of Mr. Moore, all of the members of the Board of Directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accounting Fees

Aggregate expenses to our principal accountant during the last two fiscal years are as follows:

	2008	2009
Audit Fees	$302,000	$290,000
Audit- Related Fees	29,000	29,000
Tax Fees	—	—
Other Fees	—	8,000
Total	$331,000	$327,000

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, statutory and subsidiary audits, assistance with review of documents filed with the SEC, consents, and other assistance required to be performed by our independent accountants.

Audit-Related Fees were for the analysis of the opening balance sheet of Coreworx in 2008, FIN 48 analyses and travel expenses.

Other Fees were for services related to reviewing registration statements.

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor.  The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2009 and 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements of the Registrant

The consolidated financial statements of the Registrant and the report thereon of the Registrant’s Independent Registered Public Accounting Firm are included in this Annual Report beginning on page F-1.

(a)(2) List of Financial Statement Schedules

Financial Statement Schedules:

The financial statement schedule of the Registrant and the report thereon of the Registrant’s Independent Registered Public Accounting Firm are included in this Annual Report following the Notes to the Consolidated Financial Statements.

Schedule II – Valuation and Qualifying Accounts

(a)(3) List of Exhibits

No.
1.1
Placement Agency Agreement between the Registrant and Merriman Curhan Ford & Co. dated as of March 8, 2010 (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated March 8, 2010).

1.2	Form of Investor Purchase Agreement (incorporated herein by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K dated March 8, 2010).
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

3.4	By laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S 1 (File No. 33 44027) (the “1992 Registration Statement”)).

3.5	Amendments to the By Laws of the Registrant adopted December 27, 1994 (incorporated herein by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K dated January 10, 1995).
4.1	Specimen certificate for the common stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).
4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
4.3	Form of Convertible Debenture (incorporated herein by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
4.4	Form of Warrant (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
4.5	Form of Agent Warrant (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10.1	1994 Stock Incentive Plan, as amended. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”)).*
10.2	1994 Stock Option Plan for Outside Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1995 (the “1995 10- K”)).*
10.3	1995 Stock Option Plan for Non-management Employees, as amended (incorporated herein by reference to Exhibit 10.6 to the 2004 10-K).*
10.4
Form of Stock Option Agreement to employees under the 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).*

10.5	Form of Stock Option Agreement under the 1994 Stock Option Plan for Outside Directors (incorporated herein by reference to Exhibit 10.36 of the 2004 10-K).*
10.6	Form of Stock Option Agreement under the 1995 Stock Option Plan for Nonmanagement Employees (incorporated herein by reference to Exhibit 10.37 of the 2004 10-K).
10.7	Stock Option Agreement dated as of December 30, 2004 by and between George Morgenstern and the Registrant (incorporated herein by reference to Exhibit 10.38 of the 2004 10-K).*
10.8	Stock Option Agreement dated as of December 30, 2004 by and between Sheldon Krause and the Registrant (incorporated herein by reference to Exhibit 10.35 of the 2004 10-K).*
10.9
Stock Purchase Agreement dated as of March 9, 2006 by and between Shlomie Morgenstern, Databit Inc., and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2006 (the “2006 8-K”)).

10.10
Amendment Agreement to Option Agreements and Restricted Stock Agreement dated as of March 9, 2006 by and between George Morgenstern and the Registrant (incorporated herein by reference to Exhibit D to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2006 (the “2006 8-K”)).*

10.11	Consulting Agreement dated as of March 9, 2006 by and between George Morgenstern and the Registrant (incorporated by reference to Exhibit E to Exhibit 10.1 to the 2006 8-K).*
10.12	Form of Common Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2006 (the “August 2006 8-K”)).
10.13	Form of Note Purchase Agreement with Form of Convertible Promissory Note attached (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K).
10.14	Form of Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K).
10.15	Form of Investors’ Rights Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K).
10.16	Form of Non-Plan Option Agreement (incorporated herein by reference to Exhibit 10.5 to the August 2006 8-K).*

10.17	Acorn Factor, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2007).*
10.18	Acorn Factor, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 6, 2007).*
10.19	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.20
Placement Agent Agreement between First Montauk Securities Corp. and the Registrant dated March 8, 2007 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.21
Promissory Note of Acorn Factor, Inc. in favor of John A. Moore, dated December 31, 2006 (incorporated herein by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.22
Amended and Restated Registration Rights Agreement between Acorn Factor, Inc. and Comverge, Inc., dated October 16, 2007(incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.23
Loan Agreement by and between Acorn Factor, Inc. and Citigroup Global Markets, Inc., dated as of November 1, 2007 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 14, 2007).

10.24
Stock Purchase Agreement by and among Acorn Factor, Inc., CoaLogix Inc., Catalytica Energy Systems, Inc., and with respect to Article 11 only, Renegy Holdings, Inc., dated as of November 7, 2007 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 14, 2007).

10.25
Employment Agreement between and among William J. McMahon III, Catalytica Energy Systems, Inc., SCR-Tech LLC and CESI-SCR, Inc., effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.1 to the Catalytica Energy Systems, Inc. Current Report on Form 8-K filed January 10, 2007).*

10.26
Modification Agreement by and among William J. McMahon III, SCR-Tech, LLC, CESI-SCR, Inc., CoaLogix Inc. and Acorn Factor, Inc., dated as of November 7, 2007(incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).*

10.27
Lease Agreement dated December 16, 2002 and First Amendment to Lease Agreement dated February 18, 2004 (incorporated herein by reference to Exhibit 10.46 to the Catalytica Energy Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2003).

10.28
Second Amendment to Lease Agreement dated December 29, 2006 (incorporated herein by reference to Exhibit 10.74 to the Catalytica Energy Systems, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2006).

10.29
Employment Agreement, dated as of March 4, 2008, by and between Acorn Energy, Inc. and John A. Moore (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.30
Common Stock Purchase Agreement, dated as of February 29, 2008, by and between Acorn Energy, Inc. and EnerTech Capital Partners III L.P. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.31
Stockholders’ Agreement, dated as of February 29, 2008, by and among CoaLogix, Inc., Acorn Energy, Inc. and the other stockholders named therein (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.32
Stock Option Agreement with William J. McMahon under the CoaLogix Inc. 2008 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.33
Participation Agreement with William J. McMahon under the CoaLogix Inc. and Subsidiaries Capital Appreciation Rights Plan. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)*

10.34
Acorn Energy, Inc. 2006 Stock Incentive Plan (as amended and restated effective November 3, 2008) (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 8, 2008)*

10.35
Acorn Energy, Inc. 2006 Stock Option Plan For Non-Employee Directors (as amended and restated effective November 3, 2008)   (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 8, 2008)*

10.36
Securities Purchase Agreement dated as of August 13, 2008, by and among Coreworx Inc., the debenture holders of Coreworx, the shareholders of Coreworx and Acorn Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A filed October 28, 2008).

10.37	Form of Repayment Note issued to Coreworx debenture holders (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K/A filed October 28, 2008)
10.38	CoaLogix Inc. 2008 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).*
10.39
Forms of Option Agreements under the CoaLogix 2008 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).*

10.40
CoaLogix Inc. and Subsidiaries Capital Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).*

10.41
Form of Participation Agreement under the CoaLogix Inc. and Subsidiaries Capital Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).*

10.42
Employment Agreement among the Registrant, CoaLogix and Joe B. Cogdell, Jr. dated September 15, 2008 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).*

10.43
Letter Agreement between the Registrant and CoaLogix dated September 15, 2008 related to the employment of Joe B. Cogdell, Jr. (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).*

10.44
Form of Option Agreement between the Registrant and John A. Moore dated March 4, 2008 (incorporated herein by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).*

10.45
Form of Option Agreement between the Registrant and Joe B. Cogdell, Jr. dated January 5, 2009 (incorporated herein by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).*

10.46
Amendment dated as of March 31, 2009 by and between George Morgenstern and the Registrant to the Consulting Agreement dated as of March 9, 2006 by and between George Morgenstern and the Registrant (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).*

10.47
Common Stock Purchase Agreement dated as of April 8, 2009, by and among Acorn Energy, Inc., EnerTech Capital Partners III L.P. and the other purchasers named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.48
Amended and Restated Stockholders’ Agreement, dated as of April 8, 2009, by and among CoaLogix Inc., Acorn Energy, Inc. and the other stockholders named therein (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.49
Lease Agreement dated September 4, 2009 by and between SCR-Tech, LLC and Fat Boy Trading Company (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

#10.50	Form of Letter of Intent by and among Registrant, Gridsense Pty Ltd and certain shareholders of Gridsense Pty Ltd named therein dated October 29, 2009.
#10.51	Form of Arrangement Agreement by and among the Registrant, Coreworx Inc. and Decision Dynamics Technology LTD dated as of March 2, 2010.
#10.52	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Incentive Plan
#10.53	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Option Plan for Non-Employee Directors
14.1	Code of Business Conduct and Ethics of the Registrant (incorporated herein by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K filed November 2, 2007).
#21.1	List of subsidiaries.
#23.1	Consent of Kesselman & Kesselman CPA.
#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Montchanin, State of Delaware, on March 22, 2010.

ACORN ENERGY, INC.

/s/ John A. Moore
By:	John A. Moore
Chairman of the Board; President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Moore	Chairman of the Board; President; Chief
John A. Moore	Executive Officer; and Director	March 22, 2010

/s/ George Morgenstern	Director
George Morgenstern		March 22, 2010

/s/ Michael Barth	Chief Financial Officer (Principal	March 22, 2010
Michael Barth	Financial Officer and Principal Accounting Officer)

/s/ Samuel M. Zentman	Director	March 22, 2010
Samuel M. Zentman

/s/ Richard J. Giacco	Director	March 22, 2010
Richard J. Giacco

/s/ Richard Rimer	Director	March 22, 2010
Richard Rimer

/s/ Joe Musanti	Director	March 22, 2010
Joe Musanti

ACORN ENERGY, INC.
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Acorn Energy, Inc.

We have audited the consolidated balance sheets of Acorn Energy, Inc. (the “Company”) and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s Board of Directors and management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2009 and 2008 and the results of their operations and of their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests as of January 1, 2009

March 22, 2010

/s/ Kesselman & Kesselman
Certified Public Accountants
A member of PricewaterhouseCoopers International Limited
Tel-Aviv, Israel

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$15,142	$11,208
Restricted deposit	2,157	1,627
Accounts receivable, net	4,524	3,541
Unbilled revenue and work-in-process	581	4,113
Inventory	1,148	1,848
Other current assets	2,080	2,317
Total current assets	25,632	24,654
Property and equipment, net	2,447	3,357
Available for sale - Investment in Comverge	2,462	—
Other investments and loans to equity investees	1,246	2,796
Funds in respect of employee termination benefits	1,677	2,074
Restricted deposit	579	611
Intangible assets, net	10,357	8,194
Goodwill	6,342	6,679
Deferred taxes	—	227
Other assets	313	143
Total assets	$51,055	$48,735

LIABILITIES AND EQUITY

Current liabilities:
Short-term bank credit and current maturities of long-term bank debt	$445	$430
Notes payable	3,400	—
Accounts payable	1,939	1,607
Accrued payroll, payroll taxes and social benefits	1,314	1,409
Other current liabilities	4,696	4,988
Total current liabilities	11,794	8,434
Long-term liabilities:
Liability for employee termination benefits	2,651	3,129
Long-term debt	—	405
Other long-term liabilities	487	669
Total long-term liabilities	3,138	4,203
Commitments and contingencies (Note 16)
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 20,000,000 shares; Issued –12,454,528 and 13,248,813 shares at December 31, 2008 and 2009, respectively	124	132
Additional paid-in capital*	54,035	58,373
Warrants	1,020	290
Accumulated deficit	(17,587)	(23,343)
Treasury stock, at cost – 841,286 and 1,275,081 shares at December 31, 2008 and 2009, respectively	(3,719)	(4,827)
Accumulated other comprehensive income (loss)	(425)	152
Total Acorn Energy, Inc. shareholders’ equity	33,448	30,777
Non-controlling interests*	2,675	5,321
Total equity	36,123	36,098
Total liabilities and equity	$51,055	$48,735

* The amount for non-controlling interests has been reclassified for 2008

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	Year ended December 31,
	2008	2009
Revenues:
SCR services	$10,099	$18,099
Projects	7,805	8,807
Software license and services	2,330	3,999
Other	462	412
Total revenues	20,696	31,317
Cost of sales:
SCR services	7,642	11,803
Projects	5,244	4,946
Software license and services	921	698
Other	356	318
Total cost of sales	14,163	17,765
Gross profit	6,533	13,552
Operating expenses:
Research and development expenses, net of credits of $1,016 in 2009	1,169	569
Acquired in-process research and development	2,444	—
Selling, general and administrative expenses	11,667	18,517
Impairments	3,664	2,692
Total operating expenses	18,944	21,778
Operating loss	(12,411)	(8,226)
Gain on early redemption of convertible debentures	1,259	—
Finance expense, net	(3,031)	(231)
Gain on sale of shares in Comverge	8,861	1,403
Gain on private placement of equity investments	7	—
Loss before taxes on income	(5,315)	(7,054)
Income tax benefit (expense)	(342)	744
Loss from operations of the Company and its consolidated subsidiaries	(5,657)	(6,310)
Share in income (losses) of Paketeria	(1,560)	263
Share in losses of GridSense	(926)	(129)
Net loss	(8,143)	(6,176)
Net loss attributable to non-controlling interests*	248	420
Net loss attributable to Acorn Energy, Inc shareholders.	$(7,895)	$(5,756)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders	$(0.69)	$(0.50)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	11,374	11,445

* The amount for non-controlling interests has been reclassified for 2008

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Acorn Energy, Inc. Shareholders Equity	Non-controlling interests*	Total Equity
Balances as of December 31, 2007	11,135	$111	$49,306	$1,330	$(9,692)	$(3,592)	$29,862	$67,325	$—	$67,325
Net loss	—	—	—	—	(7,895)	—	—	(7,895)	(248)	(8, 143)
Adjustment to fair market value of Comverge shares, net of deferred taxes	—	—	—	—	—	—	(29,680)	(29,680)	—	(29,680)
Differences from translation of subsidiaries’ financial statements and equity investees	—	—	—	—	—	—	(607)	(607)	—	(607)
Comprehensive loss	—	—	—	—	—	—	—	(38,182)	(248)	(38,430)
Intrinsic value of beneficial conversion feature of convertible debentures at extinguishment	—	—	(1,259)	—	—	—	—	(1,259)	—	(1,259)
Conversion of Debentures	780	8	2,955	—	—	—	—	2,963	—	2,963
Issuance by CoaLogix of CoaLogix shares to non-controlling interests	—	—	—	—	—	—	—	—	2,223	2,223
Shares issued in acquisition of Coreworx	288	3	1,230	—	—	—	—	1,233	—	1,233
Stock option compensation	—	—	731	—	—	—	—	731	—	731
Stock option compensation of subsidiaries	—	—	—	—	—	—	—	—	700	700
Exercise of options and warrants	252	2	1,072	(310)	—	—	—	764	—	764
Purchase of treasury shares	—	—	—	—	—	(127)	—	(127)	—	(127)
Balances as of December 31, 2008	12,455	124	54,035	1,020	(17,587)	(3,719)	(425)	33,448	2,675	36,123
Net loss	—	—	—	—	(5,756)	—	—	(5,756)	(420)	(6,176)
Adjustment to fair market value of Comverge shares, net	—	—	—	—	—	—	125	125	—	125
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	452	452	42	494
Comprehensive loss	—	—	—	—	—	—	—	(5,179)	(378)	(5,557)
Issuance by CoaLogix of CoaLogix shares to non-controlling interests	—	—	596	—	—	—	—	596	2,277	2,873
Stock option compensation	—	—	678	—	—	—	—	678	—	678
Stock option compensation of subsidiaries	—	—	—	—	—	—	—	—	747	747
Exercise of options and warrants	794	8	3,064	(730)	—	—	—	2,342	—	2,342
Purchase of treasury shares	—	—	—	—	—	(1,108)	—	(1,108)	—	(1,108)
Balances as of December 31, 2009	13,249	$132	$58,373	$290	$(23,343)	$(4,827)	$152	$30,777	$5,321	$36,098

* The amount for non-controlling interests has been reclassified for 2008

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	2008	2009
Cash flows used in operating activities:
Net loss	$(8,143)	$(6,176)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A)	4,871	748
Net cash used in operating activities	(3,272)	(5,428)
Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	(1,716)	(1,582)
Proceeds from the sale of Comverge shares	15,355	3,990
Proceeds from the sale of property and equipment	9	—
Restricted deposits	(1,219)	(2,079)
Release of restricted deposits	-	2,468
Loans to and costs of acquisition of note due from Paketeria	(2,551)	—
Investment in and loans to Local Power.	(250)	—
Investment in EnerTech	(750)	(1,000)
Investment in USSI.	—	(200)
Investment in and loans to GridSense.	(1,889)	(550)
Loans to EES	(200)	—
Acquisition of license	(2,000)	—
Loans to Coreworx in contemplation of acquisition	(1,500)	—
Transaction costs in 2007 acquisition of SCR-Tech	(956)	—
Amounts funded for employee termination benefits	(51)	(377)
Acquisition of Coreworx net of cash acquired (see Schedule C)	(2,490)	—
Net cash provided by (used in) investing activities	(208)	670
Cash flows provided by (used in) financing activities:
Proceeds from employee stock option and warrant exercises	764	2,342
Purchase of additional shares in DSIT	—	(294)
Acquisition of treasury shares	(127)	(1,108)
Repayment of notes payable to the former shareholders of Coreworx	—	(3,400)
Issuance of shares to non-controlling interests in consolidated subsidiary	2,223	2,873
Short-term bank credit, net	(149)	(136)
Proceeds from borrowings of long-term debt	—	530
Redemption of convertible debentures	(3,443)	—
Repayments of long-term debt	(216)	(4)
Net cash provided by (used in) financing activities	(948)	803
Effect of exchange rate changes on cash and cash equivalents	(74)	21
Net decrease in cash and cash equivalents	(4,502)	(3,934)
Cash and cash equivalents at beginning of year	19,644	15,142
Cash and cash equivalents at end of year	$15,142	$11,208
Supplemental cash flow information:
Cash paid during the year for:
Interest	$325	$284
Income taxes, net of refunds	$867	$(382)

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

		2008	2009
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Depreciation and amortization	$1,298	$1,775
	Acquired in-process research and development	2,444	—
	Share in (income) losses of Paketeria	1,535	(263)
	Share in losses of GridSense	926	129
	Change in deferred taxes	893	(250)
	Impairments	3,664	2,692
	Exchange rate adjustment on restricted deposits	—	109
	Decrease in liability for employee termination benefits	236	453
	Gain on sale of shares in Comverge	(8,861)	(1,403)
	Gain on private placement in Company’s equity investments, net	(7)	—
	Gain on early redemption of Debentures.	(1,259)	—
	Loss on sale of property and equipment, net	21	6
	Stock and stock option compensation	1,431	1,425
	Amortization of beneficial conversion feature, debt origination costs and value of warrants in private placement of Debentures	3,064	—
	Exchange loss on loans to Paketeria and GridSense	245	—
	Other	18	4
	Changes in operating assets and liabilities:
	Decrease (increase) in accounts receivable	(2,430)	1,033
	Decrease (increase) unbilled revenue and work-in- process	1,203	(3,532)
	Increase in other current assets and other assets	(1,379)	(545)
	Increase in inventory	(1,029)	(1,083)
	Increase in accounts payable, accrued payroll, payroll taxes and social benefits, other current liabilities and other non-current liabilities	2,858	198
		$4,871	$748

B.	Non-cash investing and financing activities:
	Unrealized loss from Comverge shares, net of deferred taxes	$(29,680)
	Conversion of Debentures to common stock and additional paid-in-capital	$2,963
	Exercise of put option - acquisition of additional shares in DSIT unpaid at December 31, 2008	$294
	Increase in goodwill with respect to finalizing purchase price allocation of DSIT	$209
	Reduction in intangibles acquired with respect to finalizing purchase price allocation of DSIT	$250
	Reduction in value of put option with respect to finalizing purchase price allocation of DSIT	$41
	Fixed asset converted to project-in-process in DSIT	$199
	Intangibles acquired by Coreworx in consideration for future royalties		$99

C.	Assets/liabilities acquired in the acquisition of Coreworx:
	Current assets	$(652)
	Property and equipment	(183)
	Intangibles	(3,673)
	Goodwill	(2,398)
	Current liabilities	668
	Due to Acorn	1,559
	Value of Acorn stock issued in acquisition	1,233
	Notes issued to former debenture holders of Coreworx	3,400
	In-process research and development	(2,444)
		$(2,490)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1— NATURE OF OPERATIONS

(a)	Description of Business

Acorn Energy, Inc. (“Acorn” or the “Company”) a Delaware corporation is a holding company that specializes in acquiring and accelerating the growth of emerging ventures that promise improvement in the economic and environmental efficiency of the energy sector.

Through its majority-owned operating subsidiaries the Company provides products and services in the following operating segments:

SCR Catalyst and Management Services provided through CoaLogix and its subsidiary, SCR-Tech LLC for coal-fired power plants that use selective catalytic reduction (SCR) systems to reduce nitrogen oxide (NOx) emissions.  These services include SCR catalyst management, cleaning and regeneration as well as consulting services to help power plant operators to optimize efficiency and reduce overall NOx compliance costs.

Naval and RT Solutions.  Sonar and acoustic related solutions as well as real time software consulting, development and production services provided through the Company’s DSIT Solutions, Ltd. (“DSIT”) subsidiary, with a focus on port security for strategic energy installations.

Energy Infrastructure Software (EIS) Services provided through the Company’s Coreworx Inc. (“Coreworx”) subsidiary. Coreworx is a leading provider of integrated project collaboration and advanced document management solutions for the architecture, engineering and construction markets, particularly for large capital projects.

The Company owns significant equity interests in GridSense Pty Ltd. ("GridSense"), an equity affiliate which provides remote monitoring and control systems to electric utilities and industrial facilities worldwide. The Company also has an equity interest in U.S. Sensor Systems, Inc. ("USSI") (See Notes 6(b) and 24). USSI develops and produces fiber optic sensing systems for the energy and defense markets. The Company’s operations are based in the United States, Israel and Canada.  Acorn’s shares are traded on the NASDAQ Global Market under the symbol ACFN.

See Note 21 for segment information and major customers.

(b)	Accounting Principles

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single authoritative source for U.S. GAAP and changed the way in which the accounting literature is organized. As applicable to the Company, the Codification became effective commencing in the third quarter of 2009. The Codification does not change U.S. GAAP and has no effect on the Company's financial position or results of operations.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to percentages of completion with respect to revenue recognition, uncertainties with respect to income taxes, inventories, contingencies and analyses of the possible impairment of goodwill.

(d)	Amounts in the Footnotes in the Financial Statements

All dollar amounts in the footnotes of the consolidated financial statements are in thousands except for per share data.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. In these financial statements, “subsidiaries” are companies that are over 50% controlled, the financial statements of which are consolidated with those of the Company. Significant intercompany transactions and balances are eliminated in consolidation; profits from intercompany sales, are also eliminated; non-controlling interests are included in equity.

Functional Currency and Foreign Currency Transactions

The currency of the primary economic environment in which the operations of Acorn and its U.S. subsidiaries are conducted is the United States dollar (“dollar”).  Accordingly, the Company and all of its U.S. subsidiaries use the dollar as their functional currency.  The financial statements of the Company’s Israeli subsidiary whose functional currency is the New Israeli Shekel (“NIS”) and the Company’s Canadian subsidiary whose functional currency is the Canadian dollar (“C$”) have been translated in accordance with applicable accounting principles. Assets and liabilities are translated at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Differences resulting from translation are presented in equity as Accumulated Other Comprehensive Loss.  Gains and losses on foreign currency transactions and exchange gains and losses denominated in non-functional currencies are reflected in finance income (expense), net, in the Consolidated Statements of Operations when they arise.

Cash Equivalents

The Company considers all highly liquid investments, which include money market funds and short-term bank deposits (up to three months from date of deposit) that are not restricted as to withdrawal or use, to be cash equivalents.

Accounts Receivable

Accounts receivable consists of trade receivables.  Trade receivables are recorded at the invoiced amount.

Allowance for Doubtful Accounts

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

No allowance was charged to expense related to trade accounts receivable in either of the years ended December 31, 2008 or 2009.

Inventory

Raw materials inventory is generally comprised of chemicals used in the regeneration or rejuvenation of SCR modules and the process of mercury removal. Work-in-process inventory is comprised of SCR modules to which minimal additional work is required in order for them to become available for sale. Inventories are stated at the lower of cost or market using the first-in, first-out method.

Investment in Marketable Securities

As of December 31, 2009, the Company no longer has any remaining investment in Comverge. The Company’s investment in Comverge was accounted for as "available-for-sale" under applicable accounting principles.  Accordingly, the Company carried the investments at fair value, with unrealized holding gains and losses reported in equity as a separate component of accumulated other comprehensive loss.  The cost of securities sold is determined based on the average cost method and any gain or loss is reflected in the Consolidated Statements of Operations.  Changes in fair value, net of taxes, are reflected in other comprehensive loss. Unrealized losses considered to be temporary are reflected in other comprehensive loss; unrealized losses that are considered to be other-than-temporary are charged to income as an impairment charge.

Investments in Companies Accounted for Using the Equity or Cost Method

Investments in other non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee.  Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for.  The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended.  Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company’s proportionate interest in the investee is reflected in equity as an adjustment to paid-in-capital. The Company evaluates its investments in companies accounted for by the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

The Company’s investments in GridSense (see Note 6(a)) and Paketeria AG (see Note 6(d)) are accounted for by the equity method.  The Company’s investments in EnerTech Capital III L.P. ("EnerTech") (see Note 6(c)) and USSI (see Note 6(b)) are accounted for by the cost method.

Non-Controlling Interests

In December 2007, the FASB issued a statement which established accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings. Prior to adoption of the statement on January 1, 2009, the Company had stopped attributing losses to its DSIT subsidiary because the losses exceeded the carrying amount of the noncontrolling interest. Upon adoption of the statement, the Company prospectively attributed income and losses to the noncontrolling interests associated with DSIT. The presentation and disclosure requirements of the statement were applied retrospectively. Other than the change in presentation of noncontrolling interests and the treatment of noncontrolling interests associated with DSIT and CoaLogix, the adoption of the statement had no impact on the Company’s financial statements.

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

Goodwill and Acquired Intangible Assets

Goodwill and intangible assets determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance applicable accounting principles.

The Company assesses annually whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year.  The Company performs its annual impairment test at the conclusion of its annual budget process, in the fourth quarter of each year.  The Company has identified its operating segments as its reporting units for purposes of the impairment test.  The Company’s existing goodwill and intangible assets are associated with its CoaLogix, EIS and Naval & RT Solutions segments.  The Company then determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit.  Calculating the fair value of the reporting units requires significant estimates and assumptions by management.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, there is an indication that the reporting unit goodwill may be impaired and a second step of the impairment test is performed to determine the amount of the impairment to be recognized, if any.

Other intangible assets that have finite useful lives (e.g. purchased technology), are recorded at fair value at the time of the acquisition, and are carried at such value less accumulated amortization.  The Company amortizes these intangible assets on a straight-line basis over their estimated useful lives. The Company's intangibles and their estimated useful lives are as follows:

Estimated Useful Life (in years)
Regeneration, rejuvenation and on-site cleaning technologies associated with SCR-Tech	10
Software acquired associated with Coreworx	16
ProExecute (see Note 11(b)(ii))	2.5
Customer relationships associated with Coreworx	10
Naval technologies	7

Impairment of Long-Lived Assets

Long-lived assets including certain intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Treasury Stock

Company shares held by the Company and a subsidiary are presented as a reduction of equity, at their cost to the Company.

Revenue Recognition

The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations.

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

Revenues from management and consulting, time-and-materials service contracts, maintenance agreements and other services are recognized as services are provided.

Revenues from fixed-price contracts which require significant production, modification and/or customization to customer specifications are recognized using the percentage-of-completion. Percentage-of-completion estimates are in man-months of labor and are reviewed periodically, and any adjustments required are reflected in the period when such estimates are revised.  Losses on contracts, if any, are recognized in the period in which the loss is determined.

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

From time to time, CoaLogix purchases spent catalyst modules for its inventory.  In the event that a customer purchases spent catalyst modules and enters a service contract for regeneration with CoaLogix, revenues are recognized when the service is completed for each catalyst module.

Costs associated with performing SCR catalyst regeneration and cleaning services are expensed as incurred because of the close correlation between the costs incurred, the extent of performance achieved and the revenue recognized.  In situations where revenue is deferred due to collectability uncertainties, the Company defers the related costs as deferred costs in Other Current Assets (see Note 9).

Unbilled Revenue and Work-in-Process

Revenues may be earned for those services in advance of amounts billable to the customer and are recognized when the service is performed.  Revenues recognized in excess of amounts billed for projects in process are recorded as unbilled work-in-process.  Such amounts are generally billed upon the completion of a project milestone.

Warranty Provision

Warranties provided for the Company’s catalytic regeneration services vary by contract, but typically provide limited performance guarantees.  The Company’s DSIT subsidiary generally grants its customers one to two year warranty on its projects.

Estimated warranty obligations are provided for as a cost of sales in the period in which the related revenues are recognized, based on management’s estimate of future potential warranty obligations and limited historical experience.  Adjustments are made to accruals as warranty claim data and historical experience warrant.

The Company’s warranty obligations may be materially affected by product or service failure rates and other costs incurred in correcting a product or service failure.  Should actual product or service failure rates or other related costs differ from the Company’s estimates, revisions to the accrued warranty liability would be required.

The following table summarizes the changes in accrued warranty liability from December 31, 2007 to the year ended December 31, 2009:

Gross Carrying Amount
Balance at December 31, 2007	$107
Warranties issued	168
Adjustment of warranty provision	(19)
Warranty claims	—
Balance at December 31, 2008	256
Warranties issued and adjustment of provision	50
Adjustment of warranty provision	(22)
Warranty claims	—
Balance at December 31, 2009	$284 *

* The balance at December 31, 2009 is included in other current liabilities ($22) and other long-term liabilities ($262). At December 31, 2008, the balance is included in other current liabilities ($8) and other long-term liabilities ($248).

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, restricted deposits and accounts receivable.  The Company’s cash, cash equivalents and restricted cash deposits were deposited with U.S., Israeli and Canadian, banks and other financial institutions and amounted to $13,446 at December 31, 2009.  The Company uses major banks and brokerage firms to invest its excess cash, primarily in money market funds.  The Company does not believe there is significant risk of non-performance by the counterparties.  Related credit risk would result from a default by the financial institutions or issuers of investments to the extent of the recorded carrying value of these assets.  Approximately 56% of the accounts receivable at December 31, 2009, were due from four customers, all of whom pay their receivables over usual credit periods (as to revenues from significant customers – see Note 21).  Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Research and Development Expenses

Research and development expenses consist primarily of labor and related expenses and are charged to operations as incurred.  Participation by third parties in the Company’s research and development costs as well as credits arising from qualifying scientific research and experimental development ("SRED") expenditures are netted against research and development.

In connection with business combinations, amounts assigned to tangible and intangible assets to be used in a particular research and development project that have not reached technological feasibility and have no alternative future use are charged to acquired  in-process research and development at the acquisition date.

Advertising Expenses

Advertising expenses are charged to operations as incurred.  Advertising expense was $28 and $121 for the years ended December 31, 2008 and 2009, respectively.

Stock-Based Compensation

In accordance with applicable accounting principles, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant).

See Note 17 for the assumptions used to calculate the fair value of stock-based employee compensation.  Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

The Company accounts for stock-based compensation issued to non-employees (generally consultants) on a fair value basis. The fair value of such equity awards is charged to income over the expected service period.

Deferred Income Taxes

Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards.  Deferred tax assets and liabilities are classified as current or non-current based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting.  Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date.

Income Tax Uncertainties

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed by applicable accounting principles. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company recognizes interest and penalties as incurred in finance income, (expense), net in the Consolidated Statements of Operations.

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the year, excluding treasury stock.  Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants or conversion of convertible securities in 2008.  Convertible debentures are assumed to have been converted into ordinary shares, and net income is adjusted to eliminate the interest expense, less the tax effect.  The dilutive effects of stock options, warrants and convertible securities are excluded from the computation of diluted net loss per share if doing so would be antidilutive.  The weighted average number of options, warrants and convertible debentures that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, was approximately 2,770,000 and 1,669,000 for the years ending December 31, 2008 and 2009, respectively.

Fair Value Measurement

Effective January 1, 2008, the Company adopted the provisions of the accounting pronouncement which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Under the provisions of the pronouncement, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The pronouncement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

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

Accumulated Comprehensive Income (Loss)

The components of the Company’s accumulated comprehensive income (loss) for the years presented are as follows:

	Acorn Energy, Inc.		Non-controlling interest
	As of December 31,		As of December 31,
	2008	2009	2008	2009
Differences from translation of subsidiaries’ financial statements and equity investees	$(300)	$152	$—	$42
Unrealized loss on investment in Comverge	(125)	—	—	—
Ending balance	$(425)	$152	$—	$42

Recently Issued Accounting Principles Not Yet Adopted by the Company

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2009, that are of material significance, or have potential material significance, to the Company.

In June 2009, the FASB issued a statement amending the accounting for variable interest entities. The amendments require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after Nov. 15, 2009. Accordingly, the Company will adopt the statement at the beginning of fiscal year 2010. The Company is currently evaluating and has not yet determined the impact, if any, its adoption will have on the Company’s consolidated financial statements.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and require companies to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, the amendments eliminate the residual method for allocating arrangement considerations. The Company is currently evaluating the impact that the adoption would have on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the Company’s prior year's consolidated financial statements to conform to the current year’s consolidated financial statement presentation.

NOTE 3—ACQUISITIONS

(a)	Coreworx

On August 13, 2008, the Company completed the acquisition of all of the outstanding capital stock of Coreworx. Coreworx is headquartered in Kitchener, Ontario, Canada, and is engaged in the design and delivery of project collaboration solutions for large capital projects.

Prior to and in contemplation of the completion of the acquisition, the Company lent Coreworx $1,500 which bore interest at 12% per year.

As part of the purchase of the Coreworx shares, the Company contributed to the capital of Coreworx $2,500 in cash and $3,400 aggregate principal amount of its 8% one-year promissory notes. The cash and notes were delivered by Coreworx to the holders of Coreworx’s debentures in full payment and satisfaction of all principal and accrued interest outstanding on such debentures. The 8% one-year promissory notes were repaid on August 13, 2009.

In consideration for the Coreworx shares, the Company issued 287,500 shares of its common stock.

As a result of the transaction, Coreworx became a wholly-owned subsidiary of the Company and is presented as the Company’s EIS segment.

In accordance with applicable accounting principles, the assets and liabilities of Coreworx were adjusted to their fair values.  The purchase price of $7,350 is the sum of the following: (i) $2,500 representing the cash consideration for the shares of Coreworx, (ii) $3,400 representing the principal amount of 8% one-year promissory notes (iii) $1,233 representing the market value of the 287,500 shares of Acorn common stock issued to the former shareholders of Coreworx (based on the average market price of Acorn shares on the date of the announcement of the transaction and for the two days before and after the announcement in accordance with applicable accounting principles and (iv) $217 of transaction costs.

The transaction is accounted for as a purchase business combination. Coreworx’s results from operations for the period from acquisition to December 31, 2008 have been included in the Company’s Consolidated Statement of Operations.

Under the purchase method of accounting, the total consideration of $7,350 was allocated to Coreworx’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values as of the date of the completion of the transaction. As per an appraisal performed by management, which included a number of factors, including the assistance of independent appraisers. The Company allocated the purchase price as follows:

Cash and cash equivalents	$227
Other current assets	652
Property and equipment	183
In-process research and development ( expensed immediately)	2,444
Customer relationships	399
Software	3,274
Goodwill	2,398
Total assets acquired	9,577

Current liabilities	(668)
Non-current liabilities (intercompany debt eliminated in consolidation)	(1,559)
Net assets acquired	$7,350

An amount of $2,444 of the purchase price was allocated to the estimated fair value of purchased in- process research and development, which, as of the closing date of the merger, had not reached technological feasibility and had no alternative future use, and, in accordance with US GAAP, was charged to operating expenses upon acquisition. In-process research and development is related to improvements to Coreworx’s software. To determine the amount of in-process research and development, the net cash inflows were discounted to present values, using a discount rate of 18% and other assumptions, which take into account the assembled workforce, working capital, and other factors, which impact on the determination of the in-process research and development. Coreworx expects that cash inflows from this development to begin in the latter half of 2010 or early 2011.

Intangible assets with estimable useful lives are amortized over that period. The acquired intangible assets with estimable useful lives include approximately $399 for the estimated fair value of Coreworx’s customer contracts and relationships (estimated useful life of 10 years) and approximately $3,274 for the estimated fair value of Coreworx’s software (estimated useful life of 16 years).

Neither the goodwill nor the intangibles resulting from the acquisition are deductible for income tax purposes. The goodwill is not amortized for financial statement purposes in accordance with applicable accounting principles. The intangible assets and the goodwill acquired were assigned to the Company’s EIS segment.

Set forth below is certain unaudited pro forma combined Statement of Operations data assuming that the acquisition of Coreworx occurred on January 1, 2008 after giving effect to: (i) purchase accounting adjustments including the amortization of acquired intangibles with finite lives on a straight-line basis over ten to sixteen years (ii) eliminating of Coreworx’s interest expense recorded on Senior Secured Debentures which are assumed to have been redeemed at the beginning of each year (iii) Acorn interest expense on the $3,400 principal amount of 8% one-year promissory notes and (iv) income tax benefit for the Acorn interest expense. No income tax benefit is calculated for the year ending December 31, 2008 as the Company was in a tax loss position.

The unaudited pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisitions of Coreworx occurred as of January 1, 2008, nor is it necessarily indicative of future results.

Year ended December 31, 2008
(in thousands except per share data)
(unaudited)
Sales	$22,286
Net loss attributable to Acorn Energy, Inc. shareholders	$(13,805)
Net loss per share attributable to Acorn Energy, Inc. shareholders – basic and diluted	$(1.20)

See Note 11(b)(ii) with respect to Coreworx' acquisition in 2009 of ProExecute.

(b)	DSIT Solutions

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

In March 2008, the Company obtained a tentative preliminary valuation of intangible assets as of November 29, 2007 for the purposes of allocating the $740 purchase price to the assets, liabilities and the put option.  The Company initially assigned $557 of the purchase price to intangible assets representing the fair value of technology, backlog and customer relationships with the balance of $231 being assigned to goodwill and an offset of $48 for the put option.  Upon finalizing the purchase price allocation of the Company’s additional investment in DSIT in April 2009, the Company increased the amount allocated to goodwill by $209 (to $440) and decreased the acquired intangibles of $250 (to $307). As a result of the adjustment of the purchase price allocation, the amount allocated to the put option associated with the additional investment in DSIT was reduced by $41 (to $7). The additional investment of $294 resulting from the option exercise was allocated to intangibles ($210) and goodwill ($84).

The intangible assets and the goodwill acquired were assigned to the Company’s Naval & RT Solutions segment.

NOTE 4—COALOGIX

On February 29, 2008, EnerTech entered an agreement with the Company’s wholly-owned CoaLogix Inc. subsidiary and the Company pursuant to which EnerTech purchased from CoaLogix a 15% interest in CoaLogix for $1,948. The Company owned 85% of CoaLogix following the transaction. The Company recorded an immaterial gain as a result of the investment by EnerTech. During the second quarter of 2008, EnerTech invested an additional $275 in CoaLogix as its 15% share of an aggregate $1,850 additional investment made by the Company and EnerTech in CoaLogix.

The Company, CoaLogix, EnerTech and the senior management of CoaLogix are parties to a Stockholders’ Agreement dated as of February 29, 2008 (the “Stockholders’ Agreement”). Under the Stockholders’ Agreement, EnerTech is entitled to designate a member of the Board of Directors of CoaLogix. In addition, the Stockholders’ Agreement provides the parties with rights of first refusal and co-sale in connection with proposed transfers of their CoaLogix stock.

On April 8, 2009, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with CoaLogix, EnerTech and certain members of CoaLogix’s senior management pursuant to which each of the Company and EnerTech agreed to purchase from CoaLogix 781,111 shares of common stock for a purchase price of $5,624 each, and certain members of CoaLogix’s senior management agreed to purchase 36,111 shares of common stock of CoaLogix for an aggregate purchase price of $260 for a total of $11,508.  The Purchase Agreement provides that the Company, EnerTech and senior management will purchase such shares of common stock in stages as funding is needed by CoaLogix for plant expansion, technology development, legal expenses and computer software.  Following completion of all the stages of the stock purchase under the Purchase Agreement, the Company would own approximately 72.3% of CoaLogix.

The first three stages of the investment under the Purchase Agreement were completed in 2009. The Company’s share was $2,747. The Company transferred this amount to CoaLogix and was issued 381,527 shares of CoaLogix common stock. Concurrently, EnerTech and CoaLogix’s senior management’s share of the first three stages of the stock purchase under the Purchase Agreement was $2,873. CoaLogix received these amounts from EnerTech and CoaLogix senior management issued 381,527 and 17,638 shares of CoaLogix common stock, respectively. As a result of these issuances of shares, the Company’s holdings in CoaLogix were diluted to approximately 77.4%. In accordance with applicable accounting principles, the Company recorded an increase of $596 in additional paid-in-capital as a result of the $2,873 investment by non-controlling interests.

Concurrent with the Purchase Agreement, CoaLogix granted additional options to purchase shares of common stock to its senior management (see Note 17(g)).

The non-controlling interests’ share of CoaLogix’s net loss in the years ending December 31, 2008 and 2009 was $248 and $618, respectively.

NOTE 5—INVESTMENT IN COMVERGE

During 2008, the Company sold an additional 1,261,165 of the 1,763,665 Comverge shares it held at the beginning of 2008. The Company received proceeds of $15,355 from the sales and recorded a pre-tax gain of $8,861.

The cost basis of the 502,500 Comverge shares held by the Company at December 31, 2008 was $2,587 (approximately $5.15 per share). The investment was presented based on Comverge’s share price of $4.90 at December 31, 2008 which resulted in a reduction of the carrying value to reflect a fair market value of $2,462. The difference of $125 was included in accumulated other comprehensive loss at December 31, 2008 as the reduction in value was believed to be temporary. In addition, the Company adjusted the previously recorded deferred tax liability associated with the Comverge shares to zero. The net reduction of $29,680 was recorded to accumulated other comprehensive income.

During the year ended December 31, 2009, the Company sold all of the 502,500 Comverge shares it held at the beginning of 2009.  The Company received proceeds of $3,990 (including $112 received from covered-call options) and recorded a pre-tax gain of $1,403 on the sale of these shares. The $125 that was included in accumulated other comprehensive loss at December 31, 2008 was eliminated following the sale of the Comverge shares in 2009.

NOTE 6—OTHER INVESTMENTS

(a)	GridSense

(i)           Initial Investment in GridSense

On January 2, 2008, the Company participated in a private placement financing of total gross proceeds of 1,700 Canadian dollars ("C$") (approximately $1,700 at the then exchange rate) for GridSense Systems Inc. (“GSI”). The Company was the lead investor in the placement acquiring 15,714,285 shares and 15,714,285 warrants (the warrants expired in July 2008) for C$1,100 (approximately $1,100 at the then exchange rate) plus transaction costs of approximately $53. The 15,714,285 shares acquired by the Company in the placement represented approximately 24.5% of GSI's issued and outstanding shares. In January 2008, GSI issued 3,000,000 of its shares in an acquisition. The GSI issuance diluted the Company’s holdings in GSI to approximately 23.4%. The Company recorded a loss of $75 on the dilution.

Based on an independent appraisal, the Company allocated the $1,153 investment in GSI as follows: $761 to the value of technologies acquired, to be amortized using the straight-line method over ten years; $73 to the value of the customer relationships and $61 to the value of the trade-name at the date of the investment to be amortized using the straight-line method over a weighted average 12.5 year period; $25 to the value of the warrants acquired; and $233 to non-amortizing goodwill.

All the above components of the Company’s investment are not reflected separately as such in the consolidated balance sheet of the Company, but are reflected as components of the Company’s investment in GridSense.

The Company accounts for its investment in GSI using the equity method in accordance with applicable accounting principles. The Company records its share of income or loss in GSI with a lag of three months as it has not been able to receive timely financial information. In 2008, the Company recorded a loss of $123 representing the Company’s weighted average of approximately 23.6% share of GSI's losses for the period from January 2, 2008 to September 30, 2008. In addition to picking up its share of GSI’s losses, in 2008, the Company recorded amortization of $64 with respect to the identified amortizable intangibles noted above and expense of $25 with respect to the value of the expired warrants.

On December 31, 2008, as a result of the steep and continuous decline in the public share price of GSI, the Company determined that the decline in value was other than temporary, and, accordingly recorded an impairment of $714 in the value of GSI to bring the value of the Company’s investment in GSI to its market value on the Toronto Stock Exchange on that date.

In the year ending December 31, 2009, the Company recorded $129 as its share of losses in GridSense reducing its investment balance in GridSense to zero. The Company has accordingly ceased recording its shares of losses in GridSense until such time as its investment balance becomes positive.

The Company holds significant variable interests in these GridSense, but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because the Company will not absorb a majority of the GridSense's expected losses or receive a majority of its expected residual returns.

(ii)           Loans to GridSense

In July 2008, the Company lent GSI C$750 ($736 at the then exchange rate) under a secured promissory note which bears interest at 8% and was initially due on October 30, 2008. The maturity date of the loan was extended to January 31, 2009 with no other changes in terms. The note was secured by all the assets of GSI’s principal operating subsidiary.  In the fourth quarter of 2008, the Company recorded an impairment of C$777 ($631 at the then exchange rates) with respect to the promissory note and accrued interest due to doubts as to GSI’s ability to repay the note and ceased recording interest income (see Note 12).

(iii)           Privatization of GridSense

On June 15, 2009, GSI effectively completed a plan which was approved by a majority of GSI's shareholders in February 2009, whereby GSI transferred its grid monitoring business to a newly formed private Australian corporation known as GridSense Pty Ltd. (“GPL”). Concurrently, certain GSI shareholders (including Acorn) transferred their shares to a third party and received shares in GPL. Under the plan, GPL assumed all the debt of GSI including its debt to Acorn (See Note 6a(ii) above). As a result, the Company’s percentage ownership in the grid monitoring business increased from approximately 23% (in GSI) to approximately 31% of the newly formed Australian corporation (GPL).  The Company recorded no gain or loss on the privatization transaction. The carrying value of the Company’s investment in GPL is zero as was the carrying value of the Company’s investment in GSI prior to the going private transaction.

(iv)           Letter of Intent to Acquire the Balance of GPL

On November 4, 2009, the Company entered into a binding Letter of Intent with GPL and the principal shareholders of GPL. The letter of intent has expired, however the parties are proceeding to consummate the transaction based on such terms.  According to the terms of the letter of intent the Company will acquire all of the shares of GPL not currently owned by the Company as well as the debt owed by GPL to certain of its shareholders (the “GPL debt”). Consideration for the acquisition of the GPL shares and the GPL debt is $4,384 less certain debt owed to Acorn multiplied by the percentage of the GPL shares not owned by the Company at closing, plus an earn-out to be determined based on the gross sales of GPL for 2010. The earn-out is capped at $2,435 multiplied by the percentage of the GPL shares not owned by the Company at closing. In connection with the Letter of Intent, the Company has made bridge loans of $550 (which is included in other investments and loans to equity investees) to GPL with an annual interest rate of 8% per annum and terms of 24 months. The bridge loans will be used by GPL for working capital and debt reduction purposes. The Company plans to close on the transaction to acquire all the shares of GPL not currently owned by the Company in April, 2010.

(b)	U.S. Sensor Systems Inc.

On November 27, 2009, the Company signed a term sheet with USSI, whereby subject to definitive agreements, it agreed to acquire an approximate 4% interest (on a fully diluted basis) in USSI for $200. USSI is a Delaware corporation based in Northridge, California. USSI's primary focus is to develop and produce fiber optic sensing systems for the energy and defense markets.  (see Note 24 – Subsequent Events).

The Company accounts for its investment in USSI under the cost method in accordance with applicable accounting principles.

(c)	EnerTech Capital Partners

In August 2007, the Company committed to invest up to $5,000 over a ten-year period in EnerTech, a proposed $250 million venture capital fund targeting early and expansion stage energy and clean energy technology companies that can enhance the profits of the producers and consumers of energy.  To date, the Company has funded $2,150 of its $5,000 investment commitment in EnerTech and owns approximately 5.7% of EnerTech. The Company accounts for its investment in EnerTech under the cost method in accordance with applicable accounting principles.

The following table summarizes the Company's investment in EnerTech.

Gross Carrying Amount
Balance at December 31, 2007	$400
Capital calls during the year ended December 31, 2008	750
Impairments recorded during the year ended December 31, 2008	(33)
Balance at December 31, 2008	1,117
Capital calls during the year ended December 31, 2009	1,000
Impairments recorded during the year ended December 31, 2009	(80)
Balance at December 31, 2009	$2,037

(d)	Paketeria

(i)           Investment in Paketeria

At December 31, 2007, following a series of investments in Paketeria GmbH ("Paketeria"), a limited liability company incorporated under the laws of Germany, the Company's investment in Paketeria, net of equity losses, stood at $1,439. At December 31, 2007, the Company owned approximately 31.4% of Paketeria.

In July 2008, Paketeria received a €100 investment in a private equity investment. The Company’s holdings in Paketeria were diluted to 31.3% and the Company recorded a gain of $82.

The Company accounted for its investment in Paketeria using the equity method in accordance with applicable accounting principles.  During the year ended December 31, 2008 the Company recorded a loss of $1,560 as its share of losses in Paketeria.  Included in the abovementioned loss is $25 of stock compensation expense with respect to options to purchase the Company's common stock previously granted to the founder of Paketeria. As a result of the losses recorded in the year ended December 31, 2008, the Company’s net investment in Paketeria was written down to zero.

In the third quarter of 2009, liquidation proceedings began with respect to Paketeria. As a result of the liquidation proceedings, the Company eliminated the previously recorded cumulative translation adjustment of $263 associated with the investment in Paketeria and recognized that amount as share of income in Paketeria. In the fourth quarter of 2009, the Company sold its investment in Paketeria for a nominal amount.

(ii)           Loans to Paketeria

During the period from January 1, 2008 to June 30, 2008, the Company lent Paketeria €1,030 ($1,584 based upon the then exchange rates) on a series of promissory notes. The promissory notes bore interest at the rate of 8.0% and were due on the earlier of December 31, 2008 or upon the completion of any transaction in which Paketeria raised funds through any equity and/or debt financing.  In addition, the Company received warrants to purchase 6,866 shares of Paketeria. The amount lent to Paketeria was allocated to the loan and the warrants received based on the relative fair values at time of issuance. The Company allocated $1,522 to the loan portion and $62 to the value of the warrants.

On August 26, 2008, the Company entered into a loan agreement with Paketeria to provide Paketeria with additional interim financing of €600 ($890 based upon the then exchange rates). Under the loan agreement, the loans advanced to Paketeria during the period from January 1, 2008 to June 30, 2008 plus accrued interest were combined with the additional interim financing to a single combined loan of €1,662 ($2,423 at the then exchange rates). The combined loan bore interest at 12% per year and was due on March 31, 2009.

(iii)           Paketeria Impairment

Following the marked deterioration of Paketeria’s cash flows and its decision to change its business model, the Company ceased amortizing intangibles associated with its investment in Paketeria and recorded an impairment of all unamortized intangible asset balances. In addition, at the end of third quarter of 2008, the Company recorded an impairment of $2,454 with respect to the Company’s loan and accrued interest balances with Paketeria as Paketeria’s ability to repay the loan was in doubt.

(e)	Local Power

On July 31, 2007, the Company invested $250 (plus $18 of transaction costs) in Local Power, Inc. (LPI), for 10% (fully diluted) of LPI.  During 2008, the Company lent LPI $220 and advanced to LPI an additional $30, in addition to $25 advanced to LPI in 2007. During 2008, the Company accrued interest income of $3 with respect to the loan to LPI. In December 2008, the Company disposed of its loans to and investment in LPI and recorded a loss of $546 which is included in impairments in the Consolidated Statements of Operations. The Company received no material consideration in the disposition.

NOTE 7—NON-CONTROLLING INTERESTS

The composition of the net loss attributable to non-controlling interests (“NCI”) is as follows:

	Year ended December 31,
	2008	2009
Net loss attributable to NCI in CoaLogix	$248	$626
Net income attributable to NCI in DSIT	—	(206)
Net loss attributable to NCI	$248	$420

The following schedule presents the effects of changes in the Company’s ownership interests in its subsidiaries on the Company’s equity.

	Year ended December 31,
	2008	2009
Net loss attributable to Acorn Energy, Inc.	$(7,895)	$(5,756)
Transfers to (from) NCI:
Increase in Acorn Energy Inc.’s Additional Paid-in-Capital from sale by CoaLogix of its shares to NCI	—	596
Net transfers to NCI	—	596
Changes from net loss attributable to Acorn Energy, Inc. and transfers to (from) NCI	$(7,895)	$(5,160)

NOTE 8—INVENTORY

	As of December 31,
	2008	2009
Raw materials	$720	$550
Work-in-process	428	1,298
	$1,148	$1,848

NOTE 9—OTHER CURRENT ASSETS

	As of December 31,
	2008	2009
Prepaid expenses and deposits	$620	$491
Deferred costs	583	778
Prepaid chemicals	407	—
Taxes receivable	362	478
SRED receivable	—	381
Employees	84	127
Other	24	62
	$2,080	$2,317

NOTE 10—PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following

	Estimated Useful Life (in years)	As of December 31,
Cost:		2008	2009
Computer hardware and software	2 – 5	$683	$920
Equipment	4-10	2,368	3,221
Vehicles	3	5	22
Leasehold improvements	Term of lease	479	758
		3,535	4,921
Accumulated depreciation and amortization
Computer hardware and software		400	455
Equipment		442	794
Vehicles		1	3
Leasehold improvements		245	312
		1,088	1,564
Property and equipment, net		$2,447	$3,357

Depreciation and amortization in respect of property and equipment amounted to $485 and $689 for 2008 and 2009, respectively.

During 2008, $199 of computer hardware and software was transferred to project-in-process as part of a project being performed for a customer.

NOTE 11—GOODWILL AND INTANGIBLE ASSETS

(a) Goodwill

The changes in the carrying amounts of goodwill by segment from December 31, 2007 to December 31, 2009 were as follows:

	CoaLogix	Naval & RT Solutions	EIS	Total
Balance as of December 31, 2007	$3,714	$231	$—	$3,945
Goodwill created in the acquisition of Coreworx (see Note 3(a))	—	—	2,398	2,398
Adjustment of goodwill in additional investment in DSIT (see Note 3(b))	—	209	—	209
Goodwill in additional investment in DSIT (see Note 3(b))	—	84	—	84
Impairments	—	—	—	—
Translation adjustment	—	6	(300)	(294)
Balance as of December 31, 2008	3,714	530	2,098	6,342
Impairments	—	—	—	—
Translation adjustment	—	4	333	337
Balance as of December 31, 2009	$3,714	$534	$2,431	$6,679

As required, the Company performs an annual impairment test of recorded goodwill (during the fourth quarter of each year), or more frequently if impairment indicators are present.  The fair value of the goodwill of each segment was determined by using a discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. In 2008 and 2009, no impairments were found to the Company’s goodwill.

 (b) Intangibles

(i)           Solucorp License

In May 2008, the Company’s CoaLogix subsidiary entered into a strategic alliance and license agreement with Solucorp Industries, Ltd. (“Solucorp”) pursuant to which CoaLogix obtained exclusive, worldwide commercialization and marketing rights to Solucorp’s IFS-2C technology ("MetalliFix") for use in applications which remove heavy metals, such as mercury, from power plant emissions. The agreement has a term of ten years, with an option in favor of CoaLogix to renew for an additional five-year period. In consideration for its rights under the agreement, CoaLogix paid a license fee of $2,000 and agreed to pay royalties on net sales of, and to share a portion of any royalties received in respect of, licensed product with Solucorp based on specified formula. The license fee of $2,000 was included in the intangibles of the Company's CoaLogix segment. On December 31, 2009, the Company recorded an impairment charge of $1,672 associated with the unamortized balance of the Solucorp license (see Note 12).

(ii)          ProExecute

On April 23, 2009, the Company’s Coreworx subsidiary signed an agreement with ProExecute LLC for the rights to its Contract Management Solution technology (“ProExecute”). With the acquisition of ProExecute, Coreworx extended its Project Information Control software platform, which is used for managing complex engineering documentation and information exchange among design professionals, external engineering firms and contractors, to include integrated contract and document management solution designed to address the complete construction contract life cycle.

The Company determined that the acquisition of ProExecute should be recorded as a business combination under applicable accounting principles, as Coreworx acquired substantially all of the net assets of the ProExecute business including its core intellectual property, full use of ProExecute’s physical assets, as well as the access to all intellectual knowledge.

In accordance with applicable accounting principles, the Company recorded the assets acquired and the liabilities assumed (including any contractual contingencies) measured at their fair values as of the date of acquisition. The Company determined that the fair value of the acquired assets on the date of acquisition was $99, all of which was allocated to license technology – an amortizable intangible asset. This asset is being amortized over a 30-month period and is included in the Company’s EIS segment. Additionally, the Company recorded $99 as a liability representing the fair value of expected future royalty fees payable with respect to the Company’s use of ProExecute.

(iii)         Summary

The changes in the carrying amounts of and accumulated amortization of intangible assets from December 31, 2007 to December 31, 2009 were as follows:

	CoaLogix Segment				Naval & RT Solutions Segment		EIS Segment				Total
	SCR Technologies**		Solucorp License		Naval Technologies		Software		Customer Relationships		Total
	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Net
Balance as of December 31, 2007	5,511	(81)	—	—	557	—	—	—	—	—	5,987
Acquisition of Solucorp license	—	—	2,000	—	—	—	—	—	—	—	2,000
Adjustment of intangibles in additional investment in DSIT (see Note 3(b))	—	—	—	—	(250)	—	—	—	—	—	(250)
Intangibles created in acquisition of Coreworx (see Note 3(a))	—	—	—	—	—	—	3,274	—	399	—	3,673
Intangibles in additional investment in DSIT (see Note 3(b))	—	—	—	—	210	—	—	—	—	—	210
Amortization	—	(552)	—	(128)	—	(48)	—	(71)	—	(14)	(813)
Translation adjustment	—	—	—	—	6	—	(409)	2	(50)	1	(450)
Balance as of December 31, 2008	$5,511	$(633)	$2,000	$(128)	$523	$(48)	$2,865	$(69)	$349	$(13)	$10,357
ProExecute (see Note 11(b)(ii))	—	—	—	—	—	—	99	—	—	—	99
Amortization	—	(551)	—	(200)	—	(78)	—	(220)	—	(37)	(1,086)
Impairment of Solucorp license (see Note 14)	—	—	(2,000)	328	—	—	—	—	—	—	(1,672)
Translation adjustment	—	—	—	—	4	(2)	472	(28)	56	(6)	496
Balance as of December 31, 2009	$5,511	$(1,184)	$—	$—	$527	$(128)	$3,436	$(317)	$405	$(56)	$8,194

*    Accumulated amortization

**   SCR Technologies includes regeneration, rejuvenation and on-site cleaning technologies associated with SCR-Tech

All intangible assets are being amortized over their estimated useful lives, whose weighted average lives were estimated to be ten years for CoaLogix, seven years for Naval Technologies and sixteen years for EIS.

Amortization in respect of intangible assets amounted to $813 and $1,086 for 2008 and 2009, respectively.

Amortization expense with respect to intangible assets is estimated to be $955, $946, $903, $903 and $903 for each of the years ending December 31, 2010 through 2014.

NOTE 12—IMPAIRMENTS

Impairments are composed of the following:

	Years ended December 31,
	2008	2009
Impairment of loans and accrued interest to Paketeria (see Note 6(d))	$2,454	$—
Impairment of loan and accrued interest to GridSense (see Note 6(a))	631	—
Impairment of investment in EnerTech (see Note 6(b))	33	80
Impairment of loans to and investment in Local Power (see Note 6(e))	546	—
Impairment of MetalliFix and associated assets	—	2,372
Impairment of loan and accrued interest due from EES	—	240
	$3,664	$2,692

During 2009, CoaLogix engaged an outside firm to assist CoaLogix with the determination of the economic viability of MetalliFix. On December 18, 2009, the outside firm issued its assessment that MetalliFix is not economically viable and not competitive with other commercial products for mercury control that are currently available. On December 30, 2009, the management of CoaLogix determined that a material impairment of MetalliFix had occurred. Accordingly, CoaLogix recorded an impairment charge of the remaining unamortized balance of the Solucorp license ($1,672) as well as associated assets (chemicals - $383 and prepaid chemicals - $317).

In 2008, CoaLogix lent $200 to Environmental Energy Services, Inc. (“EES”) on a convertible promissory note in contemplation of the acquisition by CoaLogix of the assets of EES. CoaLogix did not enter into a definitive agreement with EES by the target date provided for in the convertible promissory note and does not intend to proceed with the acquisition. In the fourth quarter of 2009, CoaLogix recorded an impairment charge on the loan balance ($200) and accrued interest ($40), as payment of the debt by EES is in doubt.

NOTE 13—BANK DEBT, CONVERTIBLE DEBENTURES AND OTHER DEBT

(a)	Lines of credit

In October 2008, the subsidiaries of the Company’s CoaLogix subsidiary received a $2,000 formula based line-of-credit from a U.S. bank, $200 of which was being used at December 31, 2009. The line-of-credit was for a period of one year (expiring in October 2009) and was subsequently extended to April 19, 2010. The line-of-credit bears interest at 5.50% (U.S. prime plus 2.25%). The U.S. prime rate at December 31, 2009 was 3.25%. CoaLogix is attempting to negotiate more favorable terms and expects to renew the line-of-credit before the extension period expires. The line-of-credit is subject to certain financial covenants. CoaLogix was in compliance with its financial covenants at December 31, 2009.

In addition, the Company’s DSIT subsidiary has a line-of-credit of approximately $530 from an Israeli bank, of which $105 was being used at December 31, 2009.  The line-of-credit is subject to certain financial covenants. DSIT was in compliance with its financial covenants at December 31, 2009. The line-of-credit expires on March 31, 2010 at which time it may be renewed (generally for a term of one year) under terms agreeable to both DSIT and the bank. The line-of-credit is denominated in NIS and bears interest at a weighted average rate of the Israeli prime rate per annum plus 3.0%.The Israeli prime rate as of December 31, 2009 was 2.5% (December 31, 2008, 4.0%).

(b)	Bank Debt

On December 31, 2009, the Company's DSIT subsidiary took a loan from an Israeli bank in the amount of $530. The loan is denominated in NIS and bears interest at the rate of the Israeli prime rate per annum plus 0.9%. The loan is to be repaid over a period of 48 months of equal payments of approximately $12 per month (principal and interest). Principal payments with respect to the loan are $125, $130, $135 and $140 for each of the years ending December 31, 2010, 2011, 2012 and 2013, respectively. As a security for this loan, DSIT has deposited with the Israeli bank $79, reflected as a non-current restricted deposit on the Company’s Consolidated Balance Sheets.

(c)	Private Placement of Convertible Redeemable Subordinated Debentures

In 2007, the Company conducted a private placement and issued $6,886 of its Debentures. The Debentures provided that from the date of issuance of the Debentures to and including, the first anniversary of the closing, 50% of the outstanding principal amount of the Debentures were to be convertible into shares of the Company’s common stock at a price of $3.80 per share and that following the first anniversary of the closing, the Debentures were to be convertible up to the entire principal amount then outstanding.  On December 18, 2007, the Company decided to redeem all outstanding Debentures.

As part of the private placement, the Company also issued Warrants to purchase 453,047 shares of the Company’s common stock exercisable for five years at an exercise price of $4.50 per share. The Warrants are subject to call for cancellation at the option of the Company on 20 business days notice, upon the common stock having achieved a volume weighted average price of $6.00 or more for 20 consecutive trading days.  The Company allocated $531 to the value of the warrants based on a valuation performed by an independent consultant who utilized the Black Scholes method and applied a discount reflecting the callable feature embedded in the warrant.  The value allocated to the warrants was reflected as a discount to the total Debenture amount and was initially to be charged to interest expense over the four-year life of the Debenture.  The period of amortization of the warrants was accelerated in December 2007 as a result of decision to redeem all the outstanding Debentures.

On January 29, 2008 the Company completed the redemption of all of its outstanding Debentures.  Subsequent to the Company’s announcement of the redemption, the holders of the Debentures elected to convert approximately $2,963 into approximately 780,000 shares of the Company’s common stock, at a conversion price of $3.80 per share. The remaining $3,443 principal amount of Debentures was redeemed in accordance with the notice of redemption. As a result of the early redemption of the Debentures, the remaining balance of unamortized beneficial conversion features, warrants and debt origination costs of $3,064 was written off to interest expense in the first quarter of 2008. In accordance with applicable accounting standards, the Company recorded a non-cash gain of $1,259 on the redemption of the Debentures from the reacquisition of the beneficial conversion feature.

(d)	Notes Payable

As part of the purchase of the Coreworx shares on August 13, 2008 (see Note 3(a)), the Company issued to the former shareholders of Coreworx $3,400 aggregate principal amount of its one-year promissory notes. The notes bore interest at a rate of 8% per year and was payable quarterly. The notes were paid in full on August 13, 2009.

(e)	Debt summary

	As of December 31,
	2008	2009
Lines of credit	$441	$305
Bank debt	—	530
Notes payable	3,400	—
Capital lease obligations	4	—
Total debt	3,845	835
Less: Lines-of-credit	(441)	(305)
Less: Notes payable	(3,400)	—
Less: Current portion of debt	(4)	(125)
Long-term bank debt	$—	$405

With respect to DSIT’s line-of-credit (see (a) above), a lien in favor of the Israeli bank was placed on DSIT’s assets.  In addition, the Company has guaranteed DSIT’s line-of-credit. With respect to the line-of-credit for CoaLogix (see (a) above), a lien in favor of the U.S. bank was placed on CoaLogix’s assets with the exception of CoaLogix’s intellectual property. The U.S. bank took a double-negative pledge on CoaLogix’s intellectual property.

NOTE 14—OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of December 31,
	2008	2009
Taxes payable	$302	$76
Advances from customers	2,476	1,924
Accrued expenses	1,893	2,920
Warranty provision	8	22
Other	17	46
	$4,696	$4,988

NOTE 15—LIABILITY FOR EMPLOYEE TERMINATION BENEFITS

(a) Israeli labor law and certain employee contracts generally require payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances.  The Company has recorded under liability for employee termination benefits the amount that would be paid if all its Israeli employees were dismissed at the balance sheet date, on an undiscounted basis, in accordance with Israeli labor law.  This liability is computed based upon the employee’s number of years of service and salary components, which in the opinion of management create entitlement to severance pay in accordance with labor agreements in force.

The liability is partially funded by sums deposited in dedicated funds in respect of employee termination benefits.  For certain Israeli employees, the Company’s liability is covered mainly by regular contributions to defined contribution plans.  These funded amounts are not reflected in the balance sheets, since they are not under the control and management of the Company.

(b) Severance pay expenses amounted to approximately, $338 and $244 for the years ended December 31, 2008 and 2009, respectively.

(c) The Company expects to contribute approximately $260 in respect of its severance pay obligations in the year ending December 31, 2010.

(d) The Company does not expect to pay any future benefits to its employees upon their normal retirement age during the years 2010 to 2013 and expects to pay $1,519 during the years 2014 to 2019. These amounts do not include amounts that might be paid to employees that will cease working with the Company before their normal retirement age. The liability as at December 31, 2009 for future benefit payments in the next ten years is included under liability for employee termination benefits. The liability for future benefits has not been reduced to reflect any amounts already deposited in dedicated funds with respect to those employees.  The amounts due were determined based on the employees’ current salary rates and the number of service years that will be accumulated upon their retirement date.

NOTE 16—COMMITMENTS AND CONTINGENCIES

(a)	Leases of Property and Equipment

Office rental and automobile leasing expenses, for 2008 and 2009, were $1,252 and $1,531 respectively.  The Company and its subsidiaries lease office space and equipment under operating lease agreements.  Those leases will expire on different dates from 2010 to 2017. Future minimum lease payments on non-cancelable operating leases as of December 31, 2009 are as follows:

Years ending December 31,
2010	$1,772
2011	1,783
2012	1,373
2013	851
2014	837
2015 and thereafter	2,077
$8,693

(b)	EnerTech

In August 2007, the Company committed to invest up to $5,000 over a ten-year period in EnerTech. To date, the Company has received and funded capital calls of $2,150 to EnerTech (see Note 6(c)).

(c)	Guarantees

The Company’s DSIT subsidiary provides various performance, advance and tender guarantees as required in the normal course of its operations.  As at December 31, 2009, such guarantees totaled approximately $2,619 and were due to expire through 2010.  As a security for a portion of these guarantees, the Company has deposited with an Israeli bank $300 which is shown as a current restricted deposit and DSIT has deposited with an Israeli bank $752 as a current restricted deposit on the Company’s Consolidated Balance Sheets.  The Company expects the majority of the restricted deposit to be released in early 2010.

The Company’s CoaLogix subsidiary provides various performance, advance and tender guarantees as required in the normal course of its operations.  As at December 31, 2009, such guarantees totaled approximately $2,215 and were due to expire through 2011.  As a security for a portion of these guarantees, the Company has deposited with a U.S. bank $1,107 of which $575 is shown as a current restricted deposit and $532 as a non-current restricted deposit on the Company’s Consolidated Balance Sheets.  The Company expects the majority of the restricted deposit to be released in 2010.

See Note 13(e) with respect to guarantees on the Company’s lines of credit.

(d)	Litigation

On August 13, 2008, EES filed suit against CoaLogix and its CEO in the United States District Court for the District of Connecticut alleging claims for tortious interference with contract, fraudulent misrepresentation, conversion, unfair trade practices and unjust enrichment. EES’ claims arise largely out of a series of business relationships that existed between EES, CoaLogix and Solucorp. The suit seeks unspecified damages in addition to disgorgement of all revenues CoaLogix has earned from its dealings with Solucorp. CoaLogix denies any liability and is defending this lawsuit in the event that a favorable settlement is not reached.  The Company believes EES’s claims to be without merit; however, at this point, the Company cannot estimate what the final outcome of the suit might be. Since the suit was filed in August, 2008 and is still pending with no prospect of settlement, the Company has recorded an undisclosed provision.

NOTE 17—EQUITY

(a)	General

The Company is authorized to issue 20,000,000 shares of common stock.  At December 31, 2009 the Company had issued and outstanding 13,248,813 shares of its common stock, par value $0.01 per share (See Note 24 – Subsequent Events). Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company. Holders of common stock do not have subscription, redemption, conversion or other preemptive rights. Holders of the common stock are entitled to elect all of the Directors on the Company’s Board.  Holders of the common stock do not have cumulative voting rights, meaning that the holders of more than 50% of the common stock can elect all of the Company’s Directors.  Except as otherwise required by Delaware General Corporation Law, all stockholder action is taken by vote of a majority of shares of common stock present at a meeting of stockholders at which a quorum (a majority of the issued and outstanding shares of common stock) is present in person or by proxy or by written consent pursuant to Delaware law (other than the election of Directors, who are elected by a plurality vote).

The Company is not authorized to issue preferred stock.  Accordingly, no preferred stock is issued or outstanding.

(b)	Summary Employee Option Information

The Company’s stock option plans provide for the grant to officers, directors and other key employees of options to purchase shares of common stock.  The purchase price must be paid in cash.  Each option is exercisable to one share of the Company’s common stock.  Most options expire within five to ten years from the date of the grant, and generally vest over three year period from the date of the grant. At December 31, 2009, 33,000 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and 226,667 options were available for grant under the 2006 Director Plan. In 2008 and 2009, all options granted to non-employees were from the 2006 Amended and Restated Stock Incentive Plan which permits grants to non-employees.

In connection with the stock option exercises during the years ended December 31, 2008 and 2009, the Company received proceeds of $111 and $273, respectively.  During the years ended December 31, 2008 and 2009, all 50,000 and 257,168 shares issued in connection with option exercises were newly issued shares. The intrinsic value of options exercised in 2008 and 2009 were $136 and $1,592, respectively.

The Company granted 270,000 and 300,000 options to employees who were related parties (directors and executive officers) in the years ended December 31, 2008 and 2009, respectively, under various option plans.  During 2008, 10,000 options were exercised and no options were forfeited by related parties. During 2009, 224,668 options were exercised by related parties and 46,667 options were forfeited. As of December 31, 2008 and 2009, the number of outstanding options held by the related parties was 1,478,500 and 1,547,165 options, respectively.

The weighted average grant-date fair value of the options granted during 2008 and 2009, amounted to $2.91 and $1.47 per option, respectively. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2008	2009
Risk-free interest rate	2.6%	2.1%
Expected term of options, in years	5.5	5.7
Expected annual volatility	74%	70%
Expected dividend yield	None	None

The expected term of the options is the length of time until the expected date of exercising the options.  With respect to determining expected exercise behavior, the Company has grouped its option grants into certain groups in order to track exercise behavior and establish historical rates.  The Company estimated volatility by considering historical stock volatility.  The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term.  Additionally, the Company expects no dividends to be paid.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the years ended December 31, 2008 and 2009.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

(c)	Non-Employee Options

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

The Company used the Black-Scholes valuation method to estimate the fair value of the options granted to the strategic advisor.  The Company used a risk free interest rate of 2.4%, an expected life of seven years, an annual volatility of 68% and no expected dividends to determine the value of the options granted.  The Company estimated the fair value of each option granted to be $3.63. The Company recorded $45 to selling, general and administrative expense with respect to the option granted to the strategic advisor in the year ended December 31, 2008.

In June 2009, the Company granted several outside consultants options for the purchase of a total of 20,000 shares of the Company’s common stock.  The options vested over a period of three years, have an exercise price of $2.56 and expire after seven years.  The Company used the Black-Scholes valuation method to estimate the fair value of the options granted to the consultants.  The Company used a risk free interest rate of 3.3%, an expected life of seven years, an annual volatility of 75% and no expected dividends to determine the value the options granted.  The Company estimated the fair value of each option granted to be $1.83.

In the years ended December 31, 2008 and 2009, the Company included $38 and $13, respectively, of stock-based compensation expense in selling, general and administrative expense in its statements of operations with respect to options granted to non-employees.

(d)	Modification of Stock Options

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

(e)	Summary Employee and Non-Employee Option Information

A summary of the Company’s option plans as of December 31, 2008 and 2009, as well as changes during each of the years then ended, is presented below:

	2008		2009
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	1,684,000	$3.09	1,876,500	$3.27
Granted at market price	355,000	$4.68	379,500	$2.52
Exercised	(50,000)	$2.22	(257,168)	$1.06
Forfeited or expired	(112,500)	$4.88	(253,667)	$2.65
Outstanding at end of year	1,876,500	$3.27	1,745,165	$3.52
Exercisable at end of year	1,517,330	$3.10	1,421,831	$3.52

Summary information regarding the options outstanding and exercisable at December 31, 2009 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$0.88 – 1.61	127,500	8.78	$1.57	7,500	$0.88
$2.24 – 2.65	684,500	2.20	$2.55	662,000	$2.55
$2.87 – 3.90	321,332	3.15	$3.32	311,332	$3.30
$4.20 – 4.80	239,333	3.90	$4.50	180,999	$4.47
$5.08 – 6.00	372,500	5.81	$5.48	260,000	$5.64
	1,745,165			1,421,831

Stock-based compensation expense included in the Company’s Statements of Operations was:

	Year ended December 31, 2008	Year ended December 31, 2009
Cost of sales	$200	$87
Research and development expense	54	148
Selling, general and administrative expense	1,152	1,189
Share of losses in Paketeria	25	—
Total stock based compensation expense	$1,431	$1,424

The stock compensation expense recorded in the years ended December 31, 2008 and 2009 includes amounts with respect to subsidiary stock options granted – see Notes 17(g) and 17(h) below.

As at December 31, 2009, the total compensation cost related to non-vested awards not yet recognized was approximately $335 which the Company expects to recognize over a weighted-average period of approximately 1.3 years.

(f)	DSIT Stock Option Plan

In November 2006, the Company adopted a Key Employee Stock Option Plan (the “DSIT Plan”) for its DSIT subsidiary to be administrated by a committee of board members of DSIT, currently comprised of the entire board of directors of DSIT. The purpose of the DSIT Plan and associated grants is to provide incentives to key employees of DSIT to further the growth, development and financial success of DSIT.

A summary status of the DSIT Plan as of December 31, 2008 and 2009, as well as changes during the years then ended, is presented below:

	2008		2009
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	1,524	$118.11	1,524	$118.11
Granted at fair value	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of year	1,524	$118.11	1,524	$118.11
Exercisable at end of year*	—		—

*  Options vest only upon an exit event for the Company.

Summary information regarding the options under the Plan outstanding and exercisable at December 31, 2009 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$105.26 – 112.04	547	4.0	$109.68	—	—
$119.05 – $121.21	501	4.0	$119.76	—	—
$126.05	476	4.0	$126.05	—	—
	1,524		$118.11	—	—

If all the options in the DSIT Plan are exercised, the Company’s holdings in DSIT will be diluted from 84% to approximately 71.4%.

(g)	CoaLogix Stock Option Plan

In April 2008, the Company approved the CoaLogix Inc. 2008 Stock Option Plan (the “CoaLogix Plan”) for its CoaLogix subsidiary to be administrated by the board members of CoaLogix.

In 2008, CoaLogix granted options to purchase 376,875 of its ordinary shares (the "2008 Grants") to senior management, employees and a consultant of CoaLogix under the CoaLogix Plan. The 2008 Grants were granted with an exercise price of $5.05 per share and are exercisable for a period of ten years. The options vest over a four year period from the date of grant.

In 2009, CoaLogix granted options (the “2009 Grants”) to purchase 99,645 of its ordinary shares to senior management and employees of CoaLogix under the CoaLogix Plan. The options were granted with an exercise price of $7.20 per share and are exercisable for a period of ten years. A portion of these options (81,045) (the “April Grants”) are subject to a double trigger vesting schedule. The 2009 Grants vest over a four-year term with 25% vesting after one year and the balance vesting quarterly over the following three years. In addition, the maximum cumulative number of the April Grants that may vest at any applicable vesting date is limited based on the amount invested by the Purchasers under the Purchase Agreement described in Note 4.

In addition, in July 2009, 16,200 options were granted to certain directors of CoaLogix (the “Director Grants”). The options were granted with an exercise price of $7.20 per share and are exercisable for a period of ten years. The Director Grants vest quarterly over a two-year period.

Upon exercise of all the options in the CoaLogix Plan, the Company’s holdings in CoaLogix would be diluted from approximately 77.4% to approximately 67.7%.

CoaLogix valued the options using a Black Scholes model using the following variables:

	2008 Grants	2009 Grants
Stock price*	$5.05	$7.20
Exercise price	$5.05	$7.20
Expected term of option in years	5.9	6.0
Volatility**	56%	65%
Risk-free interest rate	2.6%	2.0%
Expected dividend yield	None	None

* The stock price for 2008 Grants was determined based upon the valuation used in the Company’s acquisition of SCR-Tech. The stock price for 2009 Grants was based upon the valuation used in the Company's recent investment in CoaLogix (see Note 4).

** The calculated volatility for comparable companies for the expected term was used.

Based upon the above, it was determined that the options granted with respect to the 2008 Grants had a value of $2.84 per option and the options granted with respect to the 2009 Grants had a value of $4.33 per option.

Stock-based compensation expense with respect to CoaLogix options included in the Company’s statements of operations was:

	Year ended December 31, 2008	Year ended December 31, 2009
Cost of sales – SCR services	$170	$85
Selling, general and administrative expense	351	428
Total stock based compensation expense	$521	$513

The purpose of the CoaLogix Plan is to provide incentives to key employees of CoaLogix to further the growth, development and financial success of CoaLogix. Summary information regarding the options outstanding and exercisable under the CoaLogix option plan as of December 31, 2008 and 2009, as well as changes during each of the years then ended, is presented below:

	2008		2009
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	376,875	$5.05
Granted at market price	376,875	$5.05	115,845	$7.20
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at end of year	376,875	$5.05	492,720	$5.55
Exercisable at end of year	82,719	$5.05	177,238	$5.07

Summary information regarding the options under the CoaLogix Plan outstanding and exercisable at December 31, 2009 is as follows:

	Outstanding		Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
	(in shares)	(in years)	(in shares)
$5.05	376,875	8.3	175,213
$7.20	115,845	9.3	2,025

In 2008, the CoaLogix granted an officer of the Company 147,050 options with an exercise price of $5.05 under the CoaLogix Plan. An additional 18,400 options with similar terms were granted to a consultant in 2008 who in 2009 became an officer of the Company. In 2009, CoaLogix granted officers 45,582 options with an exercise price of $7.20 under the CoaLogix Plan. During 2008 and 2009, no CoaLogix options were exercised by any of the officers.

(h)	Coreworx Stock Option Plan

In October 2008, the Company approved the Coreworx Inc. 2008 Stock Option Plan (the “Coreworx Plan”) for its Coreworx subsidiary to be administrated by the Board members of Coreworx.

In October 2008, Coreworx granted options to purchase 6,720,000 of its ordinary shares (out of a total of 10,796,004 options in the Coreworx Plan), to senior management and employees of Coreworx under the Coreworx Plan. The options were granted with an exercise price of $0.17 per share and are exercisable for a period of ten years. For employees employed more than two years, the options vest one-third immediately with the remaining two-third vesting quarterly over a three-year period. For employees employed less than two years, the options vest quarterly over a three-year period. Upon exercise of all the options in the Coreworx Plan, the Company’s holdings in Coreworx would be diluted from 100% to 80%.

Coreworx valued the options using a Black Scholes model using the following variables:

Stock price*	$0.17
Exercise price	$0.17
Expected term of option in years	10 .0
Volatility**	51.9%
Risk-free interest rate	3.75%
Expected dividend yield	None

*  The stock price was determined based upon the Company’s acquisition cost in Coreworx.

 **  The calculated volatility for the expected term was used.

Based upon the above, it was determined that the options granted had a value of $0.11 per option.

Stock-based compensation expense with respect to Coreworx options included in the Company’s statements of operations was:

	Year ended December 31,
	2008	2009
Cost of sales – Software License and Service	$30	$—
Research and development expense	54	148
Selling, general and administrative expense	95	86
Total stock based compensation expense	$179	$234

The purpose of the Coreworx Plan is to provide incentives to key employees of Coreworx to further the growth, development and financial success of Coreworx. Summary information regarding the options outstanding and  exercisable under the Coreworx option plan as of December 31, 2008 and 2009, as well as changes during each of the years then ended, is presented below:

	2008		2009
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	6,720,000	$0.17
Granted at market price	6,720,000	$0.17	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at end of year	6,720,000	$0.17	6,720,000	$0.17
Exercisable at end of year	1,156,667	$0.17	3,011,111	$0.17

The weighted average remaining contractual life of the outstanding options in the Coreworx Plan is 8.8 years.

In 2008, Coreworx granted an officer 486,000 options with an exercise price of $0.17 in the year ended December 31, 2008 under the Coreworx Plan.  During 2008 and 2009, no options were exercised by the officer.

(i)	Warrants

The Company has issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance.  A summary of warrant activity follows:

	2008		2009
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	986,506	$3.89	784,023	$4.06
Granted	—	—	—	—
Exercised	(202,483)	$3.23	(537,119)	3.85
Forfeited or expired	—	—	—	—
Outstanding and exercisable at end of year	784,023	$4.06	246,904	$4.50

At December 31, 2009, all the 246,904 outstanding and exercisable warrants had an exercise price of $4.50 and had a remaining contractual life of 2.3 years.

During the years ended December 31, 2008 and 2009, the Company received proceeds of $653 and $2,069, respectively, from the exercise of warrants.

(j)	Stock Repurchase Program

In October, 2008, the Company’s Board of Directors authorized a share repurchase program of up to 1,000,000 shares of its common stock. The share repurchase program will be implemented at management’s discretion from time to time. During 2008, the Company acquired 63,915 shares of its common stock for $127. During 2009, the Company acquired 433,795 shares of its common stock for $1,108.  At December 31, 2009 the Company owned a total of 1,275,081 of its own shares.

NOTE 18—FINANCE EXPENSE, NET

Finance expense, net consists of the following:

	Year ended December 31,
	2008	2009
Interest income	$405	$93
Interest expense	(3,200)	(218)
Exchange loss, net	(236)	(106)
	$(3,031)	$(231)

In 2008, interest expense includes $3,064 of non-cash interest expense with respect to the amortization of debt origination costs, beneficial conversion feature and warrants associated with early redemption of the Company’s Debentures (see Note 13(c)).

NOTE 19—INCOME TAXES

(a)	Composition of loss from continuing operations before income taxes is as follows:

	Year ended December 31,
	2008	2009
Domestic	$(4,524)	$(5,306)
Foreign	(791)	(1,748)
	$(5,315)	$(7,054)

Income tax expense (benefit) consists of the following:

	Year ended December 31,
	2008	2009
Current:
Federal	$(300)	$(550)
State and local	(225)	—
Foreign	(26)	56
	(551)	(494)
Deferred:
Federal	893	—
State and local	—	—
Foreign	—	(250)
	893	(250)
Total income tax expense (benefit)	$342	$(744)

(b)	Effective Income Tax Rates

Set forth below is reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year ended December 31,
	2008	2009
Statutory Federal rates	34%	34%
Increase (decrease) in income tax rate resulting from:
Non-deductible expenses	18	—
Tax on foreign activities	—	(16)
State income taxes, net	(5)	—
Other	(9)	—
Net operating loss adjustment in deferred tax assets	62	25
Valuation allowance	(106)	(32)
Effective income tax rates	(6%)	11%

(c)	Analysis of Deferred Tax Assets and (Liabilities)

	As of December 31,
Deferred tax assets consist of the following:	2008	2009
Employee benefits and deferred compensation	$1,113	$1,226
Investments	1,298	612
Other temporary differences	246	173
Net operating and capital loss carryforwards	4,000	5,670
	6,657	7,681
Valuation allowance	(6,657)	(7,431)
Net deferred tax assets	—	250
Deferred tax liabilities consist of the following:
Asset basis differences	(29)	(29)
Net deferred assets (liabilities), net	$(29)	$(29)

Valuation allowances relate principally net operating loss carryforwards related to the Company and its CoaLogix and Coreworx subsidiaries and book-tax differences related to investments in and loans to equity investees. The change in the valuation allowance was an increase of $774 in 2009.  The increase in 2009 was primarily attributable to increases in net loss carryforwards which was partially offset by the deductibility in 2009 of certain losses on loans and investments to the Company’s equity investments which were previously not deductible for tax.

Deferred tax assets relate to primarily to employee benefits at the Company's DSIT subsidiary of which $227 is recorded in other assets and $23 is recorded in other current assets.

(d)	Summary of Tax Loss Carryforwards

As of December 31, 2009, the Company had various net operating loss carryforwards expiring as follows:

Expiration	Federal		State	Foreign
2024-2030	$7,506	*	$4,187	$8,544
Unlimited	—		—	813
Total	$7,506		$4,187	$9,357

* Includes approximately $3,930 of net operating loss carryforwards associated with CoaLogix whose utilization in limited to approximately $490 per year due to limits on utilizing the acquired net operating loss carryforwards under Internal Revenue Service regulations following a change in control.

(e)	Taxation in the United States

On October 22, 2004, The American Jobs Creation Act (the “Act”) was signed into law.  The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act.  The Company’s foreign earnings are derived from the Company’s Israeli and Canadian subsidiaries.  Due to Israeli tax and company law constraints and DSIT’s own cash and finance needs as well as Coreworx’s cash needs, the Company does not expect any foreign earnings to be repatriated to the United States in the near future.

As a holding company without other business activity in Delaware, the Company is exempt from Delaware state income tax. During 2008, the Company received confirmation of the applicability of this exemption to it. Thus, the Company’s statutory income tax rate on domestic earnings is the federal rate of 34%.

As a result of the Purchase Agreement (see Note 4) and the Company’s reduced holdings in CoaLogix, effective September 30, 2009, the Company no longer consolidates the results of CoaLogix for tax purposes.

(f)	Tax Reform in Israel

The income of the Company’s Israeli subsidiaries is taxed at regular rates.  The provisions of the Law for the Amendment the Israel Income Tax Ordinance, 2005, which was passed into law in August 2005, prescribe a progressive reduction of corporate tax liability, resulting in the following rates for 2008 and thereafter: 2008 – 27%, 2009 – 26% and for 2010 and thereafter – 25%.

On July 23, 2009, the Israel Economic Efficiency Law (Legislation Amendments for Applying the Economic Plan for 2009 and 2010), 2009, became effective, stipulating, among other things, an additional gradual decrease in tax rates in 2011 and thereafter, as follows: 2011 – 24%, 2012 – 23%, 2013 – 22%, 2014 – 21%, 2015 – 20% and 2016 and thereafter – 18%.

(g)	Taxation in Canada

Investment tax credits, which are earned as a result of qualifying research and development expenditures made in Canada by Coreworx, are recognized and applied to reduce income tax expense in the year in which the expenditures are made and their realization is reasonably assured.   Investment tax credits are earned at a rate of 20% of the related expenditure and can be applied against taxes otherwise owing to the Canadian taxation authorities.  Investment tax credits earned can be carried forward applied and against taxes otherwise owing to the Canadian taxation authorities for a period of 20 years.  The Company has not recorded the benefit of any earned investment tax credits as their realization has not been reasonably assured. The combined Canadian Federal and provincial tax rates applicable to the Company’s Canadian operations are 31% for the 2010 tax year and 28.25%, 26.25% and 25.50% for the tax years ending December 31, 2011, 2012 and 2013, respectively.

(h)	Uncertain Tax Positions (UTP):

In the year ended December 31, 2008, $37 for unrecognized tax benefits was eliminated and the amounts included for interest and penalties expense were reduced by $6.  As of December 31, 2008 and 2009, the amount of interest and penalties accrued on the balance sheet was $67 and $72, respectively, and is included in other liabilities.

Following is a reconciliation of the total amounts of the Company’s unrecognized tax benefits for the period from January 1, 2008 to December 31, 2009:

	2008	2009
Balance at January 1	$247	$210
Decreases in unrecognized tax benefits and associated interest and penalties as a result of tax positions taken during the current period	(37)	—
Balance at December 31	$210	$210

The Company is subject to U.S. Federal and state income tax, Canadian Federal and provincial income tax and Israeli income tax.  As of January 1, 2009, the Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2006, for years before 2005 for state income taxes and before 2003 for Israeli income taxes. The Company is no longer subject to examination by the Canadian federal authorities for tax years before 2006. However, the tax years ending May 11, 2004 through December 31, 2008 are currently subject to examination by the Canadian provincial authorities.

NOTE 20—RELATED PARTY BALANCES AND TRANSACTIONS

(a)           The Company paid consulting and other fees to directors of $315 and $264 for the years ended December 31, 2008 and 2009, respectively, which are included in selling, general and administrative expenses.

(b)           The Company paid legal fees for services rendered and out-of-pocket disbursements to a firm in which a principal is the son-in-law of one of the Company’s Directors, of approximately $780 and $275 for the years ended December 31, 2008 and 2009, respectively.  Approximately $130 and $68 was owed to this firm as of December 31, 2008 and 2009, respectively, and is included in other current liabilities and trade accounts payable.

(c)           In July 2000, the Company entered into a lease for space for its former Databit subsidiary. Following the 2006 sale of the Databit subsidiary to its CEO (the son of one of the Directors of the Company), the lease obligation was transferred to Databit with Databit being obligated to return the security deposit of $34 at the end of the lease.  Prior to the sale of Databit, the Company participated in one-half of the lease costs associated with these premises. Following the end of the lease period, the landlord of the premises billed Databit for certain charges related to the period when Databit was owned by the Company. In 2009, the Company agreed to accept $22 from Databit as full repayment of the security deposit.

See Note 17(b) for information related to options and stock awards to related parties.

NOTE 21—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a)	General Information

As of December 31 2009, the Company’s operations are based upon three operating segments:

(i)          CoaLogix - SCR (Selective Catalytic Reduction) Catalyst and Management services conducted through the Company’s CoaLogix subsidiary which provides catalyst regeneration technologies and management services for selective catalytic reduction (SCR) systems used by coal-fired power plants to reduce nitrogen oxide (NOx) emissions.

(ii)          Naval and RT Solutions whose activities are focused on the following areas – sonar and acoustic related solutions for energy, defense and commercial markets and other real-time and embedded hardware & software development and production.  Naval and RT Solutions activities are provided through the Company’s DSIT Solutions Ltd. subsidiary.

(iii)          Energy Infrastructure Software (EIS) Services are provided through the Company’s Coreworx subsidiary. Coreworx provides integrated project collaboration and advanced document management solutions for the architecture, engineering and construction markets, particularly for large capital projects.

The Company’s reportable segments are strategic business units, offering different products and services and are managed separately as each business requires different technology and marketing strategies.  Similar operating segments are aggregated into one reportable segment.

(b)	Information about Profit or Loss and Assets

The accounting policies of all the segments are those described in the summary of significant accounting policies.  The Company evaluates performance based on net income or loss before taxes.

The Company does not systematically allocate assets to the divisions of the subsidiaries constituting its consolidated group, unless the division constitutes a significant operation.  Accordingly, where a division of a subsidiary constitutes a segment that does not meet the quantitative thresholds of applicable accounting principles, depreciation expense is recorded against the operations of such segment, without allocating the related depreciable assets to that segment.  However, where a division of a subsidiary constitutes a segment that does meet the quantitative thresholds, related depreciable assets, along with other identifiable assets, are allocated to such division.

The following tables represent segmented data for the years ended December 31, 2009 and 2008:

	CoaLogix	Naval & RT Solutions	EIS(*)	Other (**)	Total
Year ended December 31, 2009:
Revenues from external customers	$18,099	$7,985	$3,999	$1,234	$31,317
Intersegment revenues	—	5	—	—	5
Segment gross profit	6,296	3,540	3,301	415	13,552
Depreciation and amortization	1,182	189	377	25	1,773
Stock compensation expense	513	2	234	—	749
Impairments	2,612	—	—	—	2,612
Segment net income (loss) before income taxes	(2,742)	1,051	(3,360)	64	(4,987)
Non-controlling interests in segment income (loss)	(626)	194	—	12	(420)
Segment assets	10,957	1,116	6,052	45	18,170
Expenditures for segment assets	1,262	154	80	38	1,534

Year ended December 31, 2008:
Revenues from external customers	$10,099	$7,032	$2,330	$1,235	$20,696
Intersegment revenues	—	146	—	—	146
Segment gross profit	2,457	2,383	1,409	284	6,533
Depreciation and amortization	931	165	132	33	1,228
Stock compensation expense	521	—	179	—	700
Impairments	—	—	—	—	—
Segment net income (loss) before income taxes	(1,433)	605	(1,171)	(86)	(2,085)
Non-controlling interests in segment (loss)	(248)	—	—	—	(248)
Segment assets	12,548	1,102	5,400	43	19,093
Expenditures for segment assets	3,596	328	56	15	3,995
Acquired in-process research and development expense	—	—	2,444	—	2,444

(*)	EIS activities were acquired on August 13, 2008. Accordingly, the segment information above represents EIS activity only from the time since acquisition.

(**)	Represents operations in Israel that did not meet the quantitative reporting thresholds of applicable accounting principles.

(c)           The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended and as of December 31, 2008 and 2009:

	Year ended December 31,
	2008	2009
Revenues:
Total consolidated revenues for reportable segments	$19,461	$30,083
Other operational segment revenues	1,235	1,234
Total consolidated revenues	$20,696	$31,317

Income (loss):
Total net loss for reportable segments	$(1,999)	$(5,051)
Other operational segment net income (loss)	(86)	64
Total net loss	(2,085)	(4,987)
Unallocated cost of corporate and DSIT headquarters*	(4,185)	(3,390)
Acquired in-process research and development (see Note 3(a))	(2,444)	—
Income tax benefit (expense)	(342)	744
Non-cash interest expense on convertible debentures (see Note 14 (b))	(3,064)	—
Gain on early redemption of convertible debentures (see Note 14(c))	1,259	—
Gain on private placement of equity investments (see Note 14(c))	7	—
Non-controlling interests (see Note 7)	248	420
Impairments not allocated to reportable segments (see Note 12)	(3,664)	(80)
Share of losses in GridSense (see Note 6(a))	(926)	(129)
Share of income (losses) in Paketeria (see Note 6(d))	(1,560)	263
Gain on sale of shares in Comverge (see Note 5)	8,861	1,403
Consolidated net loss attributable to Acorn Energy, Inc. shareholders	$(7,895)	$(5,756)

*  Includes $675 and $706 of stock compensation expense for the years ending December 31, 2009 and 2008, respectively.

	As of December 31,
	2008	2009
Assets:
Total assets for reportable segments	$19,093	$18,170
Unallocated assets of CoaLogix headquarters	5,185	10,181
Unallocated assets of DSIT headquarters	5,414	7,709
Unallocated assets of Coreworx headquarters	1,898	990
Assets of corporate headquarters *	19,465	11,685
Total consolidated assets	$51,055	$48,735

* In 2009, includes $8,031 of unrestricted cash, $300 of restricted deposits and $2,237 of other investments. In 2008, includes $12,632 of unrestricted cash, $2,735 of restricted deposits and $2,642 representing the value of the Company’s investment in Comverge.

	Segment Totals	Adjustments	Consolidated Totals
Other Significant Items
Year ended December 31, 2009
Depreciation and amortization	$1,773	2	$1,775
Stock compensation expense	749	676	1,425
Expenditures for assets	1,534	48	1,582
Year ended December 31, 2008
Depreciation and amortization	$1,176	$122	$1,298
Stock compensation expense	700	731	1,431
Expenditures for assets*	$3,995	15	$4,010

*   Includes $294 for the acquisition of additional shares in DSIT, all of which was allocated to the Naval & RT Solutions segment (see Note 3(b)) and $2,000 for the acquisition of the Solucorp license which was allocated to the CoaLogix segment (see Note 11(b)(i)).

The reconciling items are primarily corporate headquarters data, which are not included in the segment information. None of the other adjustments are significant.

	As of December 31,
	2008	2009
Revenues based on location of customer:
United States and Canada	$12,201	$21,930
Israel	7,374	5,754
Asia	663	3,456
Other	458	177
	$20,696	$31,317

	As of December 31,
	2008	2009
Long-lived assets located in the following countries:
United States	$2,092	$2,924
Israel	187	281
Canada	168	152
	$2,447	$3,357

(d)	Revenues from Major Customers

		Consolidated Revenues
		2008		2009
Customer	Segment	Revenues	% of Total Revenues	Revenues	% of Total Revenues
A	Naval & RT Solutions	$3,476	17%	$2,625	8%
B	CoaLogix	$2,887	14%	$4,363	14%
C	CoaLogix	$3,755	18%	$1,415	5%

NOTE 22—FINANCIAL INSTRUMENTS

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments.

NOTE 23—FAIR VALUE MEASUREMENTS

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at December 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,208	—	—	$11,208
Restricted deposits – current and non-current	2,238	—	—	2,238
Derivative liabilities	(5)	—	—	(5)
Total	$13,441	$—	$—	$13,441

	As at December 31, 2008
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15,142	—	—	$15,142
Available for sale – Investment in Comverge	2,462	—	—	2,462
Total	$17,604	$—	$—	$17,604

NOTE 24—SUBSEQUENT EVENTS

Option to Purchase Shares of USSI

Following the purchase of an additional 95,469 shares of USSI on February 23, 2010 for $300, the Company entered into an option agreement with USSI and a related option agreement with certain stockholders of USSI.  The Company currently owns 146,386 shares of USSI’s common stock which the Company purchased for $500 and which represents approximately 10.0% of USSI’s fully diluted capitalization.

Under the terms of the option agreement with USSI, the Company has the right to acquire up to an additional 159,115 shares of USSI’s common stock for a purchase price of $500.  The Company has the right to acquire 63,646 of these shares under the option in consideration for payment of $200 on or before May 31, 2010.  If the Company exercises this installment, it has the right to acquire the remaining 95,469 shares under the option on or before August 27, 2010 in consideration for payment of $300.

Under the Company’s agreement with certain of USSI’s stockholders, the Company has the right to acquire 516,378 shares of USSI common stock held by such stockholders in consideration for payment to them of $2,112 on or before August 27, 2010.  The purchase price is payable in the Company’s common stock which shall be priced on the basis of the volume weighted average of the Company’s common stock on the 20 trading days ending on the day that is five days preceding the date that the Company exercises its option to acquire the shares of the USSI stockholders.  The shares of the Company’s common stock that are issued to the USSI stockholders in consideration for their shares would be restricted securities under Securities Act of 1933 and would be subject to a lock-up by certificate legend.  The shares would be released from the lock-up over a one year period, with 25% being released each three months. If the Company exercises the options described in this and in the preceding paragraph, the Company would own common stock of USSI representing approximately 51% of USSI’s fully diluted capitalization.

Under the agreement with USSI, if the Company exercises the options to acquire USSI’s common stock described in the two preceding paragraphs, the Company would have the right to acquire 1,693,391 additional shares of USSI’s common stock from USSI on or before November 30, 2010 in consideration for payment of $1,500.  If the Company exercises this option, it would have the right to acquire 1,693,391 additional shares of common stock from USSI on or before May 30, 2011 in consideration for payment of $1,500.

If the Company purchases all of the USSI common stock it is entitled to purchase under the agreements, the Company would hold USSI shares representing approximately 84% of USSI’s fully diluted capitalization. The Company is evaluating and has not yet determined the impact, if any, the adoption of the FASB statement amending the accounting for variable interest entities will have on the Company’s investment in USSI.

Contemplated Acquisition of Decision Dynamics

On March 2, 2010, the Company entered into a definitive agreement pursuant to which its wholly-owned Coreworx subsidiary would acquire all of the issued and outstanding common stock of Decision Dynamics Technology Ltd., a Canadian corporation (“Decision Dynamics”).  Decision Dynamics, a TSX Venture Exchange-traded company, is a leading provider of capital project controls and cost management software for normal operations and capital projects in the energy industry.

As contemplated by the definitive agreement, Coreworx would acquire all of the issued and outstanding securities of Decision Dynamics in consideration for issuance of 1,000,000 shares of the Company’s common stock to the Decision Dynamics shareholders.  The acquisition is structured as a plan of arrangement under the Canada Business Corporations Act and is subject to the satisfaction of a number of closing conditions, including approval by the holders of at least two-thirds of the outstanding common shares and options of Decision Dynamics, each voting as a separate class, the approval of the Court of Queen's Bench of Alberta and other regulatory approvals. The acquisition will be submitted to Decision Dynamics’ shareholders and option holders for approval at a special meeting which is expected to be held in April 2010. The Board of Directors of Decision Dynamics has unanimously recommended that Decision Dynamics’ shareholders and option holders vote in favor of the acquisition. Irrevocable support agreements in favor of the transaction have been agreed to by persons holding approximately 51% of the outstanding shares and 94% of the outstanding stock options.

Subject to obtaining the required approvals, the transaction is expected to close in April 2010.

Capital Raise

On March 8, 2010, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Merriman Curhan Ford & Co. (“MCF”) related to a registered direct offering of up to 2,213,818 shares of our common stock (the “Offering”). Under the terms of the transaction and pursuant to separate subscription agreements (the “Investor Purchase Agreements”) between us and each of the investors, the Company sold the common stock at $5.50 per share to certain accredited investors for gross proceeds of approximately $12,275. The closing of the Offering took place on March 11, 2010.

The aggregate net proceeds from the Offering, after deducting the placement agent’s fee and the estimated offering expenses payable by the Company in connection with the Offering, are expected to be approximately $11,500.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors of Acorn Energy, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 22, 2010 of Acorn Energy, Inc. related to the consolidated financial statements of Acorn Energy, Inc. which are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

March 22, 2010

/s/ Kesselman & Kesselman
Certified Public Accountants
A member of PricewaterhouseCoopers International Limited
Tel Aviv, Israel

ACORN ENERGY, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2009
(IN THOUSANDS)

Description	Balance at the Beginning of the Year	Charged to Costs and Expenses	Other Adjustments	Balance at the End of the Year
Allowance for doubtful accounts
Year ended December 31, 2008	16	—	(16)	—
Year ended December 31, 2009	—	—	—	—

Valuation allowance for deferred tax assets
Year ended December 31, 2008	1,312	—	5,345	6,657
Year ended December 31, 2009	6,657		774	7,431