Form 10-Q
period 2010-03-31
ACORN ENERGY, INC.
filed 2010-05-13
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2010
Common Stock, $0.01 par value per share	15,269,148 shares

ACORN ENERGY, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended March 31, 2010

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

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31, 2009	As of March 31, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,208	$18,554
Restricted deposits	1,627	876
Accounts receivable, net	3,541	5,165
Unbilled revenue and work-in-process	4,113	3,720
Inventory	1,848	2,439
Other current assets	2,317	2,269
Total current assets	24,654	33,023
Property and equipment, net	3,357	5,212
Other investments and loans to equity investees	2,796	2,808
Funds in respect of employee termination benefits	2,074	2,175
Restricted deposits	611	1,185
Intangible assets, net	8,194	10,647
Goodwill	6,679	8,174
Deferred taxes	227	238
Other assets	143	139
Total assets	$48,735	$63,601

LIABILITIES AND EQUITY

Current liabilities:
Short-term bank credit and current maturities of long-term bank debt	$430	$463
Accounts payable	1,607	2,068
Accrued payroll, payroll taxes and social benefits	1,409	1,340
Advances from customers	1,924	1,386
Other current liabilities	3,064	4,721
Total current liabilities	8,434	9,978
Long-term liabilities:
Liability for employee termination benefits	3,129	3,312
Long-term debt	405	379
Other long-term liabilities	669	534
Total long-term liabilities	4,203	4,225
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 20,000,000 shares; Issued –13,248,813 and 15,494,229 shares at December 31, 2009 and March 31, 2010, respectively	132	154
Additional paid-in capital	58,373	70,217
Warrants	290	274
Accumulated deficit	(23,343)	(26,466)
Treasury stock, at cost –1,275,081 shares at December 31, 2009 and March 31, 2010, respectively	(4,827)	(4,827)
Accumulated other comprehensive income	152	277
Total Acorn Energy, Inc. shareholders’ equity	30,777	39,629
Non-controlling interests	5,321	9,769
Total equity	36,098	49,398
Total liabilities and equity	$48,735	$63,601

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	Three months ended March 31,
	2009	2010
Revenues:
SCR services	$5,390	$4,478
Projects	1,966	2,507
Software license and services	1,027	770
Other	95	99
Total revenues	8,478	7,854
Cost of sales:
SCR services	3,535	2,546
Projects	1,219	1,342
Software license and services	271	176
Other	74	82
Total cost of sales	5,099	4,146
Gross profit	3,379	3,708
Operating expenses:
Research and development expenses	276	670
Selling, general and administrative expenses	4,108	6,321
Dividends received from EnerTech	—	(135)
Impairments	70	—
Total operating expenses	4,454	6,856
Operating loss	(1,075)	(3,148)
Finance income (expense), net	(169)	50
Gain on sale of shares in Comverge	417	—
Loss before taxes on income	(827)	(3,098)
Income tax benefit (expense)	—	(75)
Loss from operations of the Company and its consolidated subsidiaries	(827)	(3,173)
Share in losses of GridSense	(129)	—
Net loss	(956)	(3,173)
Net loss (income) attributable to non-controlling interests	(107)	50
Net loss attributable to Acorn Energy, Inc. shareholders.	$(1,063)	$(3,123)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders	$(0.09)	$(0.25)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	11,535	12,498

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Acorn Energy, Inc. Shareholders Equity	Non-controlling interests	Total Equity
Balances as of December 31, 2009	13,249	$132	$58,373	$290	$(23,343)	$(4,827)	$152	$30,777	$5,321	$36,098
Net loss	—	—	—	—	(3,123)	—	—	(3,123)	(50)	(3,173)
Differences from translation of subsidiaries’ financial statements and equity investees	—	—	—	—	—	—	125	125	18	143
Comprehensive loss	—	—	—	—	—	—	—	(2,998)	(32)	(3,030)
Issuance by CoaLogix of CoaLogix shares to non-controlling interests	—	—	177	—	—	—	—	177	667	844
Shares issued in capital raise, net of transaction costs	2,232	22	11,445	—	—	—	—	11,467	—	11,467
Non-controlling interests created in USSI consolidation	—	—	—	—	—	—	—	—	3,600	3,600
Other	—	—	—	—	—	—	—	—	2	2
Stock option compensation	—	—	145	—	—	—	—	145	—	145
Stock option compensation of subsidiaries	—	—	—	—	—	—	—	—	211	211
Exercise of options and warrants	13	—	77	(16)	—	—	—	61	—	61
Balances as of March 31, 2010	15,494	$154	$70,217	$274	$(26,466)	$(4,827)	$277	$39,629	$9,769	$49,398

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three months ended March 31,
	2009	2010
Cash flows provided by (used in) operating activities:
Net loss	$(956)	$(3,173)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	436	449
Share in losses of GridSense	129	—
Exchange rate adjustment on restricted deposits	253	—
Exchange rate adjustment on amounts funded for employee termination benefits net of exchange adjustment on liability for employee termination benefits	(82)	(18)
Increase in liability for employee termination benefits	58	135
Amortization of stock-based deferred compensation	409	356
Deferred taxes	—	11
Impairments	70	—
Gain on sale of Comverge shares	(417)	—
Other	—	(2)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable, unbilled work-in process, other current and other assets	298	(1,130)
Increase in inventory	(77)	(581)
Increase (decrease) in accounts payable, accrued payroll, payroll taxes and social benefits, advances from customers, other current liabilities and other liabilities	(1,387)	1,051
Net cash used in operating activities	(1,266)	(2,902)
Cash flows provided by (used in) investing activities:
Proceeds from sale of Comverge shares	1,397	—
Deposits in restricted deposits	—	(495)
Release of restricted deposits	—	672
Loan to GridSense	—	(200)
Amounts funded for employee termination benefits	(57)	(35)
Acquisitions of property and equipment	(120)	(2,004)
Acquisition of USSI, net of cash acquired (See Schedule A)	—	7
Net cash provided by (used in) investing activities	1,220	(2,055)
Cash flows provided by (used in) financing activities:
Proceeds from capital raise, net of transaction costs	—	11,467
Issuance of shares to non-controlling interests in consolidated subsidiary	—	844
Exercise of options and warrants	—	61
Short-term debt borrowings, net	259	29
Repayments of long-term debt	(4)	(31)
Other	—	2
Purchase of additional shares of DSIT	(294)	—
Purchase of treasury shares	(328)	—
Net cash provided by (used in) financing activities	(367)	12,372
Effect of exchange rate changes on cash and cash equivalents	(31)	(69)
Net increase (decrease) in cash and cash equivalents	(444)	7,346
Cash and cash equivalents at beginning of period	15,142	11,208
Cash and cash equivalents at end of period	14,698	$18,554

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

Non-cash items:
Unrealized gain (loss) from Comverge shares	$625
Due from broker from sale of Comverge shares	$178

Schedule A:
Assets/liabilities acquired in the acquisition of USSI:
Other current assets		$(55)
Property and equipment		(56)
Intangibles		(2,565)
Goodwill		(1,402)
Current liabilities		285
Prior year investment in USSI		200
Non-controlling interests		3,600
		$7

ACORN ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2: Recent Authoritative Guidance

In March 2010, the Financial Accounting Standard Board (“FASB”) ratified a consensus of the Emerging Issues Task Force related to the milestone method of revenue recognition. The consensus will codify a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position, results of operations and cash flows.

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position, results of operations and cash flows.

Note 3: Inventory

	As of December 31, 2009	As of March 31, 2010
Raw materials	$550	$674
Work-in-process	1,298	1,765
	$1,848	$2,439

Note 4: US Sensor Systems Inc. (USSI)

(a) Acorn investment and option agreements

On February 23, 2010, following its $200 investment in November 2009, the Company entered into an option agreement with USSI and a related option agreement with certain stockholders of USSI (the “Option Agreements”).

Under the terms of the Option Agreements, the Company has the right to acquire up to an additional 254,854 shares of USSI’s common stock for a purchase price of $800 as follows:

•
The Company had the right to acquire 95,469 of these shares under the option in consideration for payment of $300 on or before March 31, 2010. (This option was exercised immediately following the signing of the Option Agreements – see below).

•	The Company has the right to acquire 63,646 of these shares in consideration for payment of $200 on or before May 31, 2010.

•	If the Company exercises this installment, it has the right to acquire an additional 95,469 shares on or before August 27, 2010 in consideration for payment of $300.

In addition, the Company has the right to acquire 516,378 shares of USSI common stock held by stockholders in consideration for payment to them of $2,112 on or before August 27, 2010.  The purchase price is payable in the Company’s common stock which shall be priced on the basis of the volume weighted average of the Company’s common stock on the 20 trading days ending on the day that is five days preceding the date that the Company exercises its option to acquire the shares of the USSI stockholders.  The shares of the Company’s common stock that are issued to the USSI stockholders in consideration for their shares would be restricted securities under Securities Act of 1933 and would be subject to a lock-up by certificate legend.  The shares would be released from the lock-up over a one year period, with 25% being released each three months. If the Company exercises the options described in this and in the preceding paragraph, the Company would own common stock of USSI representing approximately 51% of USSI’s fully diluted capitalization.

Under the Option Agreements, if the Company exercises all of the previously mentioned options, the Company would have the right to acquire 1,693,391 additional shares of USSI’s common stock from USSI on or before November 30, 2010 in consideration for payment of $1,500.  If the Company exercises this option, it would have the right to acquire 1,693,391 additional shares of common stock from USSI on or before May 30, 2011 in consideration for payment of $1,500.

If the Company purchases all of the USSI common stock it is entitled to purchase under the Option Agreements, the Company would hold USSI shares representing approximately 84% of USSI’s fully diluted capitalization.

Immediately following the signing of the Option Agreements, the Company exercised an option and purchased an additional 95,469 shares of USSI on February 23, 2010 for $300 and currently owns 146,386 shares of USSI’s common stock which represents approximately 10.0% of USSI’s fully diluted capitalization. Of the $500 the Company has paid to USSI with respect to the acquisition of shares and options, the Company has allocated $100 of the purchase price to the value of the options received with the remaining $400 being allocated to the 10% investment in USSI imputing a fair value of USSI of $4,100.

(b) USSI as a Consolidated Variable Interest Entity

As a result of the abovementioned investments and option agreements, USSI is a variable interest entity by virtue of the Company's $500 investment and the call options that can give the Company control of USSI within a short period of time and that may be considered "in-the-money".  USSI is dependent upon the Company exercising its options under the Option Agreements for it cash requirements.  The Company considered several factors to determine whether it or another shareholder is the primary beneficiary of the activities of USSI, including the existence of the Company's options in USSI and the likelihood of the Company's exercising those options as well as the level of control and influence the Company has in USSI and USSI's dependence on the Company's exercising its options in order to finance its operations.  Based on those factors, the Company determined that it is most closely associated with USSI and is therefore the primary beneficiary.  Accordingly, the financial results of USSI are included in the Company’s consolidated financial statements effective February 23, 2010 and all amounts pertaining to other shareholders’ interests in USSI are reported as noncontrolling interests in subsidiaries. USSI is presented as the Company’s new Energy and Security Sensor System segment.

The transaction is accounted for as a purchase business combination. USSI’s results from operations for the period from acquisition (February 23, 2010) to March 31, 2010 have been included in the Company’s consolidated statement of operations.

In accordance with generally accepted accounting principles, the $4,100 of fair value of USSI is allocated to USSI’s identifiable tangible and intangible assets and liabilities assumed based on their fair values as of the date of the completion of the transaction. The Company is in the process of obtaining third-party valuation of intangible assets as of that date, for the purposes of allocating the purchase price to assets and liabilities and has preliminarily allocated the purchase price as follows:

Cash	$307
Other current assets	37
Property and equipment	56
Other assets	18
Intangible assets	2,565
Goodwill	1,402
Total assets acquired	4,385

Current liabilities	(285)
Fair value acquired	$4,100

The third-party valuation of intangible assets with estimable useful lives are amortized over that period. The acquired intangible assets with estimable useful lives is comprised of approximately $2,565 for the estimated fair market value of USSI's sensor technologies (estimated useful life of 20 years). Both the goodwill and the intangibles resulting from the acquisition are not deductible for income tax purposes. The goodwill will not be amortized for financial statement purposes in accordance with applicable accounting principles. The intangible assets and the goodwill acquired were assigned to the Company’s new Energy and Security Sensor System segment.

Note 5:  CoaLogix

On April 8, 2009, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with the Company’s CoaLogix Inc. subsidiary, EnerTech Capital Partners III L.P. (“EnerTech”) and certain members of CoaLogix’s senior management pursuant to which each of the Company and EnerTech agreed to purchase from CoaLogix 781,111 shares of common stock for a purchase price of $5,624, and certain members of CoaLogix’s senior management agreed to purchase 36,111 shares of common stock of CoaLogix for an aggregate purchase price of $260 for a total of $11,508.  The Purchase Agreement provides that the Company, EnerTech and senior management will purchase such shares of common stock in stages as funding is needed by CoaLogix for plant expansion, technology development, legal expenses and computer software.  Following completion of all the stages of the stock purchase under the Purchase Agreement, the Company would own approximately 72.3% of CoaLogix.

Through December 31, 2009, the Company’s funded $2,747 of its $5,624 commitment under the Purchase Agreement and its interest in CoaLogix was diluted to approximately 77.4%. In March 2010, CoaLogix issued a capital call of $1,650 of which the Company's share was $806, which capital call was funded by the Company, Enertech and CoaLogix’s senior management. At March 31, 2010, the Company’s interest in CoaLogix was diluted to approximately 75.8%.

In accordance with applicable accounting principles, the Company recorded an increase of $177 in additional paid-in-capital as a result of the $844 investment by non-controlling interests in March 2010.

Note 6: Non-Controlling Interests

The composition of the net income (loss) attributable to non-controlling interests (“NCI”) is as follows:

	Three months ended March 31,
	2009	2010
Net income attributable to NCI in CoaLogix	$87	$5
Net income attributable to NCI in DSIT	20	60
Net loss attributable to NCI in USSI	—	(115)
Net income (loss) attributable to NCI	$107	$(50)

Note 7:  Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill from December 31, 2009 to March 31, 2010 were as follows:

	CoaLogix segment	Naval & RT Solutions segment	EIS segment	Energy and Security Sensor System segment	Total
Balance as of December 31, 2009	3,714	$534	$2,431	$—	$6,679
Goodwill recorded in the acquisition of USSI (see Note 4)	—	—	—	1,402	1,402
Translation adjustment	—	9	84		93
Balance as of March 31, 2010	$3,714	$543	$2,515	$1,402	$8,174

The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2009 to March 31, 2010 were as follows:

	CoaLogix segment		Naval & RT Solutions segment		EIS Segment				Energy and Security Sensor System segment
	SCR Technologies**		Naval Technologies		Software		Customer Relationships		Sensor Technologies		Total
	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*
Balance as of December 31, 2009	$5,511	$(1,184)	$527	$(128)	$3,436	$(317)	$405	$(56)	$—	$—	$8,194
Intangibles recorded in the acquisition of USSI (see Note 4)	—	—	—	—	—	—	—	—	2,565	—	2,565
Amortization	—	(136)	—	(16)	—	(64)	—	(10)	—	(11)	(237)
Cumulative translation adjustment	—	—	8	(3)	119	(12)	15	(2)	—	—	125
Balance as of March 31, 2010	$5,511	$(1,320)	$535	$(147)	$3,555	$(393)	$420	$(68)	$2,565	$(11)	$10,647

*    Accumulated amortization

**   SCR Technologies includes regeneration, rejuvenation and on-site cleaning technologies.

All intangible assets are being amortized over their estimated useful lives, which were estimated to be ten years for SCR Technologies and the Solucorp license, seven years for Naval Technologies, sixteen years for Software, ten years for customer relationships and twenty years for sensor technologies. Amortization expense for each of the three months ended March 31, 2009 and 2010 amounted to $258 and $237, respectively.  Amortization expense with respect to intangible assets is estimated to be $1,062, $1,042, $1,014, $1,014 and $995 for each of the years ending March 31, 2011 through 2015.

Note 8: Agreement to Acquire Decision Dynamics

On March 2, 2010, the Company entered into a definitive agreement pursuant to which its wholly-owned Coreworx subsidiary acquired all of the issued and outstanding common stock of Decision Dynamics Technology Ltd., a Canadian corporation (“Decision Dynamics”).  Decision Dynamics, a TSX Venture Exchange-traded company, is a leading provider of capital project controls and cost management software for normal operations and capital projects in the energy industry.

As contemplated by the definitive agreement, effective April 30, 2010 Coreworx acquired all of the issued and outstanding securities of Decision Dynamics in consideration for issuance of 1,000,000 shares of the Company’s common stock to the Decision Dynamics shareholders.  The acquisition was structured as a plan of arrangement under the Canada Business Corporations Act and was approved by the holders of at least two-thirds of the outstanding common shares and options of Decision Dynamics at a special meeting held on April 27, 2010, each voting as a separate class, and also approved by the Court of Queen's Bench of Alberta on April 29, 2010.  See Note 15 – Subsequent Events.

Note 9:  Capital Raise

On March 8, 2010, the Company completed a registered direct offering through a placement agent of 2,231,818 shares of our common stock pursuant to separate subscription agreements between the Company and each of the investors at $5.50 per share to certain accredited investors for gross proceeds of approximately $12,275.

The aggregate net proceeds from the Offering, after deducting the placement agent’s fee and the offering expenses payable by the Company in connection with the offering, was $11,467.

Note 10:  Stock Options and Warrants

 (a) Acorn Stock Options

A summary of stock option activity for the three months ended March 31, 2010 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,745,165	$3.52
Granted	145,000	$6.35
Exercised	—
Forfeited or expired	—
Outstanding at March 31, 2010	1,890,165	$3.74	3.8 years	$4,194
Exercisable at March 31, 2010	1,464,331	$3.50	3.5 years	$3,559

The weighted average grant date fair value of the 145,000 stock options granted during the first three months of 2010 was $4.14 per share. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	68%
Expected term (years)	6.4
Risk free interest rate	3.3%
Expected dividend yield	None

(b) Stock-based compensation expense

Total stock-based compensation expense included in the Company’s statements of operations for the three months ended March 31, 2009 and 2010, respectively, was:

	Three months ended March 31,
	2009	2010
Cost of sales	$49	$5
Research and development expense	19	32
Selling, general and administrative expenses	341	319
Total stock based compensation expense	$409	$356

(c) Warrants

A summary of stock warrants activity for the three months ended March 31, 2009 is as follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2009	246,904	$4.50	2.3 years
Granted	—
Exercised	13,598
Forfeited or expired	—
Outstanding and exercisable at March 31, 2010	233,306	$4.50	2.0 years

Note 11: Warranty Provision

The following table summarizes the changes in accrued warranty liability from the period from December 31, 2009 to March 31, 2010:

Gross Carrying Amount
Balance at December 31, 2009	$284
Warranties issued	5
Adjustment of provision	(8)
Warranty claims	—
Balance at March 31, 2010*	$281

* $157 of the warranty provision is included in Other Current Liabilities and $124 in Other Liabilities at March 31, 2010.

The Company’s warranty provision is based upon the Company’s estimate of costs to be incurred during the warranty period.

Note 12: Fair Value Measurement

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at March 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,554	$—	$—	$18,554
Restricted deposits – current and non-current	2,061	—	—	2,061
Derivative assets	22	—	—	22
Total	$20,637	$—	$—	$20,637

	As at December 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,208	$—	$—	$11,208
Restricted deposits – current and non-current	2,238	—	—	2,238
Derivative liabilities	(5)	—	—	(5)
Total	$13,441	$—	$—	$13,441

Derivative assets and liabilities that are classified in Level 1 consist of forward contracts for the purchase of NIS for which market prices are readily available. Unrealized gains or losses from forward contracts are recorded in Finance expense, net.

Note 13:  EnerTech Distribution

In March 2010, the Company received a distribution of $135 from EnerTech relating to the Company’s investment in EnerTech. The distribution is recorded as dividends received from EnerTech in the Company's Consolidated Statement of Operations.

Note 14: Segment Information

The Company’s currently operates in four operating segments:

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

•
Energy and Security Sensor Systems (ESSS) services are provided through USSI which was effectively acquired in February 2010 (see Note 4). USSI's primary focus is to develop and produce fiber optic sensing systems for the energy and security markets.   As these activities were effectively acquired in February 2010, there are no comparative results reported for these activities for the three month period ended March 31, 2009.

Other operations include various operations in Israel that do not meet the quantitative thresholds under applicable accounting principles.

	CoaLogix	Naval and RT Solutions	EIS	ESSS	Other	Total
Three months ended March 31, 2010:
Revenues from external customers	$4,478	$2,281	$770	$—	$325	$7,854
Intersegment revenues	—	—	—	—	—	—
Segment gross profit	1,932	1,048	594	—	134	3,708
Stock compensation expense	121	—	90	—	—	211
Depreciation and amortization expense	284	44	100	13	6	447
Segment income (loss) before income taxes	20	461	(2,182)	(127)	7	(1,821)
Three months ended March 31, 2009:
Revenues from external customers	$5,390	$1,796	$1,027	$—	$265	$8,478
Intersegment revenues	—	5	—	—	—	5
Segment gross profit	1,855	719	755	—	50	3,379
Stock compensation expense	101	2	54	—	—	157
Depreciation and amortization expense	305	44	81	—	6	436
Segment income (loss) before income taxes	576	198	(827)	—	(42)	(95)

Reconciliation of Segment Income (Loss) to Consolidated Net Income

	Three months ended March 31,
	2009	2010
Total loss for reportable segments	$(53)	$(1,828)
Other operational segment income (loss)	(42)	7
Total operating loss	(95)	(1,821)
Share of losses in GridSense	(129)	—
Impairments	(70)	—
Non-controlling interests	(107)	50
Gain on sale of Comverge shares	417	—
Dividends received	—	135
Income tax expense*	—	(75)
Net loss of corporate headquarters and other unallocated costs**	(1,079)	(1,412)
Net loss attributable to Acorn Energy Inc.	$(1,063)	$(3,123)

*    Tax expense relates to DSIT's consolidated net income.

** Includes stock compensation expense of $252 and $145 for the three month periods ending March 31, 2009 and 2010, respectively.

Note 15: Subsequent Events

DDY Acquisition

On April 30, 2010, the Company's Coreworx subsidiary completed the acquisition of all of the issued and outstanding common shares of Decision Dynamics Technology Ltd., a Canadian corporation (“Decision Dynamics”), in consideration for issuance of 1,000,000 shares of the Company's common stock to the shareholders of Decision Dynamics in accordance with terms of a previously announced agreement that we entered into on March 2, 2010 with Coreworx and Decision Dynamics.  Decision Dynamics is a leading provider of capital project controls and cost management software for normal operations and capital projects in the energy industry and, until completion of the acquisition by Coreworx, had been a TSX Venture Exchange-traded company.

The acquisition was structured as a plan of arrangement under the Canada Business Corporations Act and was subject to approval by the holders of at least two-thirds of the outstanding common shares and options of Decision Dynamics, each voting as a separate class, which was obtained at a meeting held on April 27, 2010.  The acquisition was also approved on April 29, 2010 by the Court of Queen's Bench of Alberta, which conducted a hearing upon the fairness of the terms of the transaction.

Of the Company's shares issued in connection with completion of the acquisition, approximately 340,000 were escrowed at closing, with one-half to be released 90 days after the date of closing and the balance to be released 180 days after the date of closing.  Subject to such escrow, the shares issued to the Decision Dynamics shareholders are freely tradable under US federal securities laws.  The issuance of the Company’s common stock to the Decision Dynamics shareholders was made without registration under the Securities Act of 1933, as amended, in reliance upon Section 3(a)(10) thereof.

GridSense Acquisition

Under the terms of a Share Sale Agreement entered into by and among the Company, GridSense, the GridSense shareholders and certain note holders of GridSense dated April 28, 2010, on May 12, 2010, we acquired the outstanding GridSense shares that were not owned by us (approximately 70%) in consideration for  206,995 shares of the Company’s common stock. Under the Share Sale Agreement these shares were valued at $5.91 per share which was the volume weighted average of our common stock for the 20 trading days preceding October 16, 2009.  In addition, we acquired $1,128 principal amount of promissory notes of GridSense at a price equal to the principal amount plus accrued interest ($1,764 total principal and interest).  Under the Share Sale Agreement, 50% of the purchase price of the notes was paid in cash ($882) and 50% was paid in shares of our common stock, valued at $5.91 per share, which resulted in the issuance of 149,201 shares of our common stock. In addition, we provided to GridSense at closing with approximately $594 to be used to pay a shareholder loan.

Under the Share Sale Agreement, we have also agreed to pay an earn-out to the shareholders of GridSense as part of the consideration for their shares.  To the extent that GridSense’s sales for the period April 1, 2010 through March 31, 2011 exceed $4,384, we would pay the GridSense shareholders an amount equal to 50% of that excess, up to $2,435, multiplied by 69.86% (representing their ownership interest in GridSense) for a maximum earn-out of $1,701.  We have the option of paying any earn-out in cash and/or shares of our common stock.  If we use shares as all or part of the payment, each share would be valued as the volume weighted average price of our common stock on the 20 trading days preceding the date of the issuance of the auditor’s report relating to the Company’s 2010 financial statements.

Lawsuit by Environmental Energy Services, Inc.

In connection with the lawsuit brought by Environmental Energy Services, Inc. (“EES”) against CoaLogix Inc. and CoaLogix’ CEO William McMahon, on May 11, 2010, CoaLogix, Mr. McMahon and EES entered into a Settlement and Release Agreement (the “Settlement Agreement”) providing for EES’ agreement to dismiss its suit against CoaLogix and Mr. McMahon with prejudice within three business days following the payment by CoaLogix to EES of an undisclosed sum. Under the terms of the Settlement Agreement the amount paid to EES by CoaLogix is to remain confidential.  CoaLogix paid such sum of money to EES on May 11, 2010, and EES has agreed to dismiss its suit with prejudice no later than May 14, 2010.  EES and CoaLogix together with Mr. McMahon agreed to mutually release one another from claims related to the EES suit.

EnerTech Capital Call

In March 2010, the Company received a capital call of $500 from EnerTech relating to the Company’s investment in EnerTech. The Company funded the capital call in April 2009. The Company’s has currently funded $2,650 of its $5,000 investment commitment in EnerTech.

ACORN ENERGY, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations.  Certain of these factors are discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009.

REVENUES BY COMPANY

The following table shows, for the periods indicated, the dollar amount (in thousands) of the consolidated revenues attributable to each of our consolidated companies. The financial results of USSI are included in our consolidated financial statements effective February 23, 2010 (see Recent Developments). Accordingly, there are no comparative results reported for these activities for the three month period ended March 31, 2009.

	Three months ended March 31,
	2009	2010
CoaLogix	$5,390	$4,478
DSIT Solutions	2,061	2,606
Coreworx	1,027	770
USSI	—	—
Total	$8,478	$7,854

BACKLOG

As of March 31, 2010, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

Backlog at March 31, 2010
CoaLogix	$7.1
DSIT Solutions	7.6
Coreworx	1.1
USSI	0.1
Total	$15.9

RECENT DEVELOPMENTS

Acquisition of Decision Dynamics

On April 30, 2010, our Coreworx subsidiary completed the acquisition of all of the issued and outstanding common shares of Decision Dynamics Technology Ltd., a Canadian corporation (“Decision Dynamics”), in consideration for issuance of 1,000,000 shares of our common stock to the shareholders of Decision Dynamics in accordance with terms of a previously announced agreement that we entered into on March 2, 2010 with Coreworx and Decision Dynamics.  Decision Dynamics is a leading provider of capital project controls and cost management software for normal operations and capital projects in the energy industry and, until completion of the acquisition by Coreworx, had been a TSX Venture Exchange-traded company.

The acquisition was structured as a plan of arrangement under the Canada Business Corporations Act and was subject to approval by the holders of at least two-thirds of the outstanding common shares and options of Decision Dynamics, each voting as a separate class, which was obtained at a meeting held on April 27, 2010.  The acquisition was also approved on April 29, 2010 by the Court of Queen's Bench of Alberta, which conducted a hearing upon the fairness of the terms of the transaction.

Of the Company's shares issued in connection with completion of the acquisition, approximately 340,000 were escrowed at closing, with one-half to be released 90 days after the date of closing and the balance to be released 180 days after the date of closing.  Subject to such escrow, the shares issued to the Decision Dynamics shareholders are freely tradable under US federal securities laws.  The issuance of the Company’s common stock to the Decision Dynamics shareholders was made without registration under the Securities Act of 1933, as amended, in reliance upon Section 3(a)(10) thereof.

Completion of Acquisition of GridSense

On November 4, 2009 we entered into a binding letter of intent with GridSense Pty Ltd (“GridSense”) and the principal stockholders of GridSense to acquire all of the outstanding shares of GridSense that the Company did not already own.  This letter of intent had expired but served as the basis for the parties to negotiate the Share Sale Agreement which the parties executed as of April 28, 2010. The acquisition covered by the Share Sale Agreement closed effective May 12, 2010.  Prior to the acquisition, we owned shares of GridSense representing approximately 30% of GridSense’s outstanding shares.

Under the terms of the Share Sale Agreement, we acquired the outstanding GridSense shares that were not owned by us (approximately 70%) in consideration for 206,995 shares of the Company’s common stock. Under the Share Sale Agreement these shares were valued at $5.91 per share which was the volume weighted average price of our common stock for the 20 trading days preceding October 16, 2009.  In addition, we acquired $1,128,339 principal amount of promissory notes of GridSense at a price equal to the principal amount plus accrued interest ($1,763,555).  Under the Share Sale Agreement, 50% of the purchase price of the notes was paid in cash ($881,778) and 50% was paid in shares of our common stock, valued at $5.91 per share, which resulted in the issuance of 149,201 shares of our common stock. In addition, we provided to GridSense at closing with approximately $594,000 to be used to pay a shareholder loan.

Under the Share Sale Agreement, we have also agreed to pay an earn-out to the shareholders of GridSense as part of the consideration for their shares.  To the extent that GridSense’s sales for the period April 1, 2010 through March 31, 2011 exceed $4,383,720, we would pay the GridSense shareholders an amount equal to 50% of that excess, up to $2,435,400, multiplied by 69.86% (representing their ownership interest in GridSense) for a maximum earn-out of $1,701,370.  We have the option of paying any earn-out in cash and/or shares of our common stock.  If we use shares as all or part of the payment, each share would be valued as the volume weighted average price of our common stock on the 20 trading days preceding the date of the issuance of the auditor’s report relating to the Company’s 2010 financial statements.

The shares of common stock which were issued in consideration for acquiring the debt, including any shares issued in payment of the earn-out, are subject to an escrow for possible indemnity claims and restrictive legend, with 50% of the shares released after six months and the balance one year after issuance.  The shares of common stock which were issued in consideration for acquiring Gridsense’s shares are subject to restrictive legends. The escrow arrangement and the restrictive legends provide that 50% of the shares will be available for trading after six months and the balance available for trading one year after issuance.

When we signed the letter of intent, we loaned GridSense $550,000 which accrues interest at 8% per annum and is due in October 2011.  On March 4, 2010 we loaned GridSense an additional $200,000 at 8% interest per annum that is due in March, 2012.

Pursuant to the terms of the Share Sale Agreement, the Company has agreed to provide GridSense with up to an additional $1.8 million in working capital which may be in the form of debt or equity.

Investment in USSI

On February 23, 2010, following our $0.2 million investment in November 2009, we entered into an option agreement with USSI and a related option agreement with certain stockholders of USSI (the “Option Agreements”).  Under the terms of the Option Agreements, we have the right to increase our holdings to up to 84% of USSI's fully diluted capital in sequential stages through May 30, 2011 for cash ($3.8 million) and Acorn stock (approximately $2.1 million). Immediately following the signing of the Option Agreements, we exercised an option and made an additional investment of $0.3 million and increased our holdings in USSI to 10% of its fully diluted capital.  Of the $0.5 million we paid to USSI with respect to the acquisition of shares and options, we have allocated $0.1 million of the value of the options received with the remaining $0.4 million being allocated to the investment in USSI.

As a result of our investment and Option Agreements, USSI is considered a variable interest entity under applicable accounting principles.  We considered several factors to determine whether we or another shareholder is the primary beneficiary of the activities of USSI, such as existence of our options in USSI and the likelihood of us exercising those options as well as the level of control and influence we have in USSI and USSI's dependence our exercising the options in order for it to finance its operations.  Based on those factors, we determined that we are most closely associated with USSI and therefore the primary beneficiary.  Accordingly, the financial results of USSI are included in our consolidated financial statements effective February 23, 2010 and all amounts pertaining to other shareholders’ interests in USSI are reported as non-controlling interests in subsidiaries. USSI is presented as our new Energy and Security Sensor System segment.

Capital Raise

On March 11, 2010, we completed a registered direct offering through a placement agent of 2,231,818 shares of our common stock pursuant to separate subscription agreements between us and each of the investors at $5.50 per share to certain accredited investors for gross proceeds of approximately $12,275.

The aggregate net proceeds from the offering, after deducting the placement agent’s fee and the offering expenses payable by us in connection with the offering, was $11,467.

CoaLogix and FLSmidth Alliance

In February 2010, CoaLogix's subsidiary (CoaLogix Tech LLC) signed an agreement with FLSmidth to provide SO3 and mercury remediation technologies to the coal fired power generation market. With this agreement, CoaLogix Tech becomes the exclusive partner for selling and executing FLSmidth’s leading SO3 reduction technology into the power generation market. In addition to marketing existing lines, CoaLogix Tech and FLSmidth will jointly design standardized products, which will be marketed to energy producers by the CoaLogix Tech sales force. The agreement also brings FLSmidth’s existing technology for mercury remediation to CoaLogix Tech.  FLSmidth is a global company employing more than 10,500 people world-wide and is the leading supplier of equipment and services to the cement and minerals industries.

OVERVIEW AND TREND INFORMATION

During the 2010 period included in this report, we had operations in four reportable segments: providing catalyst regeneration technologies and management services for SCR systems provided through our CoaLogix subsidiary. Naval and RT Solutions is conducted through our DSIT subsidiary. Energy Infrastructure Software (“EIS”) services provided through our Coreworx subsidiary; and Energy and Security Sensor Systems ("ESSS") services which is provided by USSI which was effectively acquired in February 2010 (See "Recent Developments").  Accordingly, our results for the three month period ending March 31, 2010 do not include comparative information for the three month period ending March 31, 2009 with respect to USSI’s results.

The following analysis should be read together with the segment information provided in Note 14 to the interim unaudited consolidated financial statements included in this quarterly report.

CoaLogix

Our CoaLogix segment reported decreased revenues in the first quarter of 2010 as compared to the first quarter of 2009, however, despite decreased revenues, CoaLogix still reported increased gross profit and gross margin.

Revenues of $4.5 million represent a decrease of approximately $0.9 million or 17% in the first quarter of 2010 as compared to the first quarter of 2009. First quarter 2010 revenues also reflected a similar decrease of $0.9 million or 16% compared to fourth quarter 2009 revenues of $5.3 million. The decrease in revenues from the first quarter of 2009 and from the fourth quarter of 2009 was primarily due to delayed revenue recognition timing on completed modules awaiting third party test results.  In addition, some of CoaLogix's processing resources were directed to processing its inventory of modules which increased by $0.5 million in the first quarter of 2010.

Despite the decreased revenues, gross profit in the first quarter of 2010 increased by approximately $0.1 million, or 4%, over first quarter 2009 gross profit. The increase in gross profit was due to the significantly increased gross margin which increased from 34% for the 2009 period to 43% in the 2010 period. The increased gross margin is primarily due to higher regeneration margins resulting from improved processing efficiencies and the processing of some mechanical cleaning jobs that typically have higher margins.

During the quarter, CoaLogix received new orders totaling $3.7 million and at the end of March 2010 had a firm backlog of $7.1 million. We expect revenues in the second half of 2010 to accelerate as we expect the new Steele Creek plant to become operational in the third quarter.

In April 2009, we entered into an agreement with CoaLogix, EnerTech and certain members of CoaLogix’s senior management pursuant to which Acorn and EnerTech each agreed to invest $5.6 million, and certain members of CoaLogix’s senior management agreed to invest an aggregate of approximately $260,000, in CoaLogix.  Through March 31, 2010, CoaLogix received $7.3 million (including $3.6 million from Acorn) out of the $11.5 million investment commitment from Acorn, EnerTech and CoaLogix's senior management, including $1.65 million invested ($0.8 million by Acorn) in March 2010.  Proceeds of the investment have been or will be used by CoaLogix primarily for plant expansion, technology development, legal expenses and computer software. The remaining committed funds are expected to be used for development of CoaLogix's new Steele Creek facility.   CoaLogix currently believes that it will need to expend additional funds beyond the amounts to be received under the Purchase Agreement to make the Steele Creek facility operational by the third quarter of 2010. We believe that these funds will be generated from cash flows from operations and existing credit lines.

DSIT Solutions

DSIT reported increased revenues in the first quarter of 2010 as compared to the first quarter of 2009 as well as increased gross profit, gross margin and net income. DSIT's revenues of $2.6 million for the quarter represents an increase of approximately $0.5 million or 26% as compared to the first quarter of 2009. First quarter 2010 revenues also reflected a slight decrease ($0.1 million or 5%) compared to fourth quarter 2009 revenues of $2.7 million. The increase in revenues from the first quarter of 2009 was primarily due to increased revenues in our Naval and RT Solutions segment which reported first quarter 2010 revenues of $2.3 million compared to $1.8 million in the first quarter of 2009. The increase in revenues was due to the revenues recorded from the $4.4 million AquaShield DDS order received at the end of 2009.

DSIT's gross profit in the first quarter of 2010 increased by approximately $0.4 million or 54% over first quarter 2009 gross profit. Gross margins also increased in the first quarter of 2010 to 45% as compared to 37% in the first quarter of 2009. The increase in gross profit was attributable to the increased margins on projects as the current mix of projects has higher margins than those in 2009, particularly the Naval and RT Solutions' AquaShield DDS projects.

At December 31, 2009, DSIT had a backlog of approximately $7.6 million. During the quarter, we received new orders totaling approximately $2.1 million and at the end of March 2010 had a backlog of approximately $7.6 million. Based on our backlog, and pending orders, we expect that DSIT's revenues for the remainder of 2010 will continue to be at least at first quarter 2010 levels.

Coreworx

Coreworx’s revenues of $0.8 million in the first quarter of 2010 represents a decrease of $0.3 million or 25% from Coreworx’s first quarter 2009 revenues of $1.0 million. The decrease in revenues is due to a reduction in license sales revenues which generally constitutes a large portion of Coreworx's revenue base.

Coreworx’s gross profit in the first quarter of 2010 was $0.6 million compared to 2009 first quarter gross profit of $0.8 million – a decrease of 21%.  The decrease in Coreworx’s gross profit in 2010 was attributable to the decrease in revenues as their gross margin increased slightly from 74% in the first quarter of 2009 to 77% in the first quarter of 2010. The first quarter 2010 gross profit and margin was negatively impacted by a one time charge to expense in the first quarter of 2010.

Coreworx's net loss of $2.2 million in the first quarter of 2010 was $1.4 million greater than its first quarter 2009 net loss primarily due to increased development costs ($0.4 million) related to additional developer and architect personnel in the development of its new products as well as increased selling and marketing costs ($0.3 million) as it expanded its sales force to penetrate new markets combined with the costs related to the acquisition of Decision Dynamics (see "Recent Developments").

During the first quarter of 2010, Acorn lent Coreworx $2.2 million and an additional $0.8 million in April 2010 to finance its working capital needs. Following the recent acquisition of Decision Dynamics, Coreworx's financing requirements are expected to lessen in part as a result of the $1.0  million of cash acquired in the transaction and in part as a result of the expected increase in revenues in Coreworx as it introduces its new suite of products (Interface Management, Project Controls and Contract Management) in the second and third quarters of 2010. We have no assurance that Coreworx will not need additional financing from time-to-time to finance its working capital needs in 2010 and beyond. This support may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional investment from us in Coreworx may be limited by the working capital needs of our corporate activities and other operating companies.

GridSense

Through May 12, 2010 (the date we completed our acquisition of GridSense – see "Recent Developments"), we accounted for our GridSense investment using the equity method. As our investment in GridSense was previously reduced to zero, we stopped recording equity income or loss in GridSense. Following the acquisition of GridSense, the financial results of GridSense will be included in our consolidated financial statements effective May 12, 2010.

USSI

In accordance with applicable accounting standards, we began consolidating the results of USSI beginning February 23, 2010, the date we entered into the Option Agreements with USSI and certain stockholders of USSI (see "Recent Developments").  We recorded no revenues during this period and a net loss of $127,000 (prior to adjusting for attribution to non-controlling interests) with respect to USSI results. USSI continues to submit proposals and await responses for numerous projects related to its fiber-optic sensor systems for the energy market (4D Seismic products) and the security markets. Since February 23, 2010, USSI has received approximately $0.4 million in new orders including a $0.3 million order from Penn State Electro-Optics Center for Phase II of the Harbor Sentinel project, which calls for the development and testing of a prototype harbor security system being designed to protect 360 U.S. ports and harbors.

Corporate

In March 2010, we received a capital call of $500,000 from EnerTech in connection with our investment in EnerTech.  We funded the capital call in April 2010. Following this capital call, we will have funded approximately $2.7 million of our $5.0 million commitment to EnerTech.

In addition, as noted above in "Recent Developments", in March 2010, we raised approximately $11.5 million (after transaction costs) in a registered direct offering. At the end of April 2010, we had approximately $14.2 million in unrestricted cash and restricted cash of $0.3 million which we expect to be released in the third quarter of 2010. We continue to have significant corporate cash expenses and expect to continue to finance the working capital requirements of our current portfolio of companies as required. In addition, we expect to continue to expend in the future, significant amounts of funds on professional fees and other costs in connection with our strategy to seek out and invest in companies that fit our target business model.

Corporate general and administrative expense in the first quarter of 2010 reflected a $0.4 million increase to $1.4 million as compared to $1.0 million of expense in the first quarter of 2009. The increase is due primarily to bonuses recorded in the first quarter of 2010 combined with increased professional fees associated with the SEC inquiry and our GridSense acquisition (see "Recent Developments"). In coming quarters, we expect our corporate general and administrative costs to be lower than first quarter 2010 costs.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three months ended March 31, 2009 and 2010, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components.  For segment data see Note 14 to the Unaudited Consolidated Financial Statements included in this quarterly report.

	Three months ended March 31,
	2009		2010		Change
	($,000)	% of revenues	($,000)	% of revenues	From 2009 to 2010
Revenues	$8,478	100%	$7,854	100%	(7)
Cost of sales	5,099	60	4,146	53	(19)
Gross profit	3,379	40	3,708	47	10
R&D expenses	276	3	670	9	143
Impairments	70	1	—	—	(100)
Dividends received from EnerTech	—	—	(135)	(2)
SG&A expenses	4,108	48	6,321	80	54
Operating loss	(1,075)	(13)	(3,148)	(40)	193
Finance income (expense), net	(169)	(2)	50	1	(130)
Gain on sale of Comverge shares	417	5	—	—	(100)
Loss before taxes on income	(827)	(10)	(3,098)	(39)	275
Taxes on income	—		(75)	(1)
Loss from operations of the Company and its consolidated subsidiaries	(827)	(10)	(3,173)	(40)	284
Share of losses in GridSense	(129)	(2)	—	—	(100)
Net loss	(956)	(11)	(3,173)	(40)	232
Net income (loss) attributable to non-controlling interests	(107)	(1)	50	1	(147)
Net loss attributable to Acorn Energy Inc.	$(1,063)	(13)	$(3,123)	(40)	194

Revenues.  Revenues in the first quarter of 2010 decreased by $0.6 million or 7% from $8.5 million in the first quarter of 2009 to $7.9 million in the first quarter of 2010. The decrease in revenues is due to a decrease in revenues for both CoaLogix and Coreworx which was partially offset by an increase in DSIT revenues. CoaLogix revenues decreased by $0.9 million (17%) to $4.5 million compared to first quarter 2009 sales of $5.4 million. Coreworx revenues decreased by $0.3 million (25%) to $0.8 million while DSIT revenues increased $0.5 million (26%) to $2.6 million. The decrease in CoaLogix revenues was due to delayed revenue recognition timing on completed customer modules awaiting third party test results.  In addition, some of CoaLogix's processing resources were directed to processing its inventory of modules which increased by $0.5 million in the first quarter of 2010. The decrease in Coreworx revenues was due a reduction in license sales revenues. DSIT's increased revenues was primarily due to revenues recorded from the $4.4 million AquaShield DDS order received at the end of 2009.

Gross profit. Gross profit in the first quarter of 2010 increased by $0.3 million (10%) as compared to the first quarter of 2009 despite the decrease in revenues. Gross profit at CoaLogix increased by $0.1 million (4%) in the first quarter of 2010 compared to the first quarter of 2009. The increase in CoaLogix gross profit is attributable to an increase in CoaLogix's gross margin from 34% to 43% is primarily due to higher regeneration margins from improved processing efficiencies and the processing of some mechanical cleaning jobs that typically have higher margins. Coreworx gross profit decreased $0.2 million (21%) as compared to the same period in 2009. Coreworx gross margin increased slightly from 74% to 77% over the periods. DSIT's first quarter 2010 gross profit increased by $0.4 million (54%) over first quarter 2009 gross profit. The increase in DSIT's gross profit was attributable to the reported increased revenues as well as increased margins which improved from 37% in 2009 to 45% in 2010. DSIT's increased gross margins in 2010 was due to greater revenues reported on higher margin projects such as its AquaShield DDS worked on in 2010.

Research and development (“R&D”) expenses. R& D expenses increased from $0.3 million in the first quarter of 2009 to $0.7 million in the first quarter of 2010 primarily due to increased development costs at Coreworx related to additional developer and architect personnel in the development of its new products.

Selling, general and administrative expenses (“SG&A”).  SG&A costs in the first quarter of 2010 increased by $2.2 million as compared to the first quarter of 2009. CoaLogix’s SG&A costs in the first quarter of 2010 increased by $0.6 million as compared to the first quarter of 2009 reflecting increased overhead costs resulting from the company’s growth and a provision recorded for the settlement of the suit with EES (see "Recent Developments"). Coreworx SG&A costs increased $0.9 million in the first quarter of 2010 due primarily to increased selling and marketing costs as the company has expanded its sales force to penetrate new markets as well as for costs related to the acquisition of Decision Dynamics. DSIT’s SG&A increased $0.2 million primarily as a result of increased salary costs and non-recurring provisions recorded associated with salary adjustments. Corporate general and administrative costs increased by $0.5 million due to $0.3 million of bonuses recorded in the quarter and increased administrative and salary costs.

Net loss.  We had a net loss of $3.1 million in the first quarter of 2010 compared with net loss of $1.1 million in the first quarter of 2009. Our loss in 2010 was primarily due to Coreworx losses of $2.2 million and corporate expenses of $1.2 million (net of the dividend received from EnerTech), partially offset by net income from our DSIT subsidiary of $0.4 million.

Liquidity and Capital Resources

As of March 31, 2010, we had working capital of $23.1 million, including $18.6 million of non-restricted cash and cash equivalents. Our working capital includes restricted deposits of approximately $0.9 million which we expect to be released by the end of 2010.  Net cash increased during the three months ended March 31, 2010 by $7.3 million, of which approximately $2.9 million was used in operating activities. The primary use of cash in operating activities during the first three months of 2010 was the $2.3 million used by Coreworx in their operations combined with the $0.9 million of cash used in our corporate operating activities. This was partially offset by the $0.3 and $0.1 million of cash provided by operating activities from our DSIT and CoaLogix subsidiaries.

Cash used in investment activities of $2.1 million was primarily due to the $2.0 million used for the acquisition of property and equipment (primarily at CoaLogix for its new Steele Creek facility) and a loan of $0.2 million to GridSense. Those uses of cash were partially offset by the $0.2 million of restricted deposits, net, released during the period.

Net cash of $12.4 million was provided by financing activities, primarily from our recent sale of shares ($11.5 million net of transaction costs) and the $0.8 million of proceeds from the issuance of shares to non-controlling interests in CoaLogix.

At March 31, 2010, DSIT had NIS 2.0 million ($539,000) of Israeli credit lines available to it by an Israeli bank of which $134,000 was then being used. The line-of-credit is subject to certain financial covenants. DSIT was in compliance with its financial covenants at March 31, 2010. In addition, DSIT also has a term loan of approximately NIS 1.9 million ($508,000) which is payable over the four year period ending December 31, 2013.  DSIT has recently received a proposal from another Israeli bank for additional credit lines. DSIT is currently awaiting formal approval by its primary lender of the secondary bank. We believe that DSIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months.  This is based on continued utilization of its lines of credit and expected continued improvement of operating results stemming from anticipated growth in sales.

On March 31, 2010, CoaLogix had a $2 million formula based line-of-credit available to it for utilization from a bank.  At March 31, 2010, CoaLogix was utilizing $200,000 of the formula based line-of-credit.  The line-of-credit expires on June 1, 2010 and CoaLogix is negotiating more favorable terms and expects to renew the line-of-credit before the extension period expires. The line-of-credit is used to finance CoaLogix’s working capital and to finance its growth and is subject to certain financial covenants. CoaLogix was in compliance with its financial covenants at March 31, 2010. We believe that CoaLogix will have sufficient liquidity to finance its operating activities and plant expansion from cash flows from its own operations, cash received from Acorn, EnerTech and certain members of CoaLogix senior management (see below) and bank financing over the next 12 months.

In April 2009, Acorn, EnerTech and certain members of CoaLogix senior management agreed to invest approximately $11.5 million in CoaLogix.  Through April 30, 2010, approximately $7.3 million of the $11.5 million had been invested including $3.6 million from Acorn. CoaLogix expects to call and receive the remaining $4.2 million, of which $2.1 million will be invested by Acorn, by the fourth quarter of 2010.

During the first three months of 2010, we lent Coreworx $2.2 million and an additional $0.8 million in April 2010 to finance Coreworx's working capital needs. Following the recent acquisition Decision Dynamics, (see "Recent Developments"), Coreworx's financing requirements are expected to lessen in part as a result of the $1.0 million of cash acquired in the transactions and in part as a result of the expected increase in revenues in Coreworx as it introduces its new suite of products (Interface Management, Project Controls and Contract Management) in the second and third quarters of 2010. We have no assurance that Coreworx will not need additional financing from time-to-time to finance its working capital needs in 2010 and beyond. This support may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional investment from us in Coreworx may be limited by the working capital needs of our corporate activities and other operating companies.

On February 23, 2010, we exercised our first option under the Option Agreements with respect to USSI and invested $300,000 in USSI. USSI currently has no other sources of financing other than its internally generated sales and the funds from the exercise of our options. Our next option (exercise price of $200,000) expires on May 31, 2010. If we do not exercise the option, we have no assurance that USSI will not need additional financing from time-to-time to finance its working capital needs. This support may be in the form of a bank line or new investment by others, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.  The amount of any additional investment from us in USSI may be limited by the working capital needs of our corporate activities and other operating companies.

As of May 1, 2010, the Company’s corporate operations had a total of approximately $14.4 million in cash and cash equivalents (including the $0.3 million deposited in an account as a security for a guarantee for DSIT), reflecting a $1.5 million decrease from the balance as of March 31, 2010. The decrease from March 31, 2010 includes $0.8 million that was lent to our Coreworx subsidiary and $0.5 million that was transferred to EnerTech as a result of a recent capital call.

We believe that the cash on hand plus the expected release of restricted deposits as well as cash from our subsidiaries operating activities will provide more than sufficient liquidity to finance Acorn and its subsidiaries activities for the foreseeable future and for the next 12 months in particular.

Contractual Obligations and Commitments

Our contractual obligations and commitments at March 31, 2010 principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and potential severance obligations, investment and purchase commitments and are set forth in the table below.

	Cash Payments Due During Year Ending March 31,
	(amounts in thousands)
Contractual Obligations	Total	2011	2012-2013	2014-2015		2016 and thereafter
Long-term bank debt and utilized lines-of-credit	$842	$463	$272	$107		$—
Operating leases	6,395	1,964	2,529	895		1,007
Potential severance obligations	3,326	14	—	1,026	(1)	2,286	(1)
Investment in EnerTech(2)	2,850	2,850	—	—		—
Investment in CoaLogix (3)	2,071	2,071	—	—		—
Purchase commitments	4,706	4,706	—	—		—
Total contractual cash obligations	$20,190	$12,068	$2,801	$2,028		$3,293

We expect to finance these contractual commitments from cash on hand and cash generated from operations.

(1) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and ending salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies.  As of March 31, 2010, we accrued a total of $3.3 million for potential severance obligations of which approximately $2.2 million was funded with cash to insurance companies.

(2) In August 2007, we committed to invest up to $5 million over a ten-year period in EnerTech, a proposed $250 million venture capital fund targeting early and expansion stage energy and clean energy technology companies that can enhance the profits of the producers and consumers of energy.

Our obligation under this commitment is presented as an obligation due in the next 12 months, though it is uncertain as to when actual payments may be made. Through March 31, 2010, we have received and funded capital calls of $2,150,000 to EnerTech. In March 2010, we received a capital call of $500,000. We funded the capital call in April 2009. The Company’s has currently funded $2,650,000 of its $5.0 million investment commitment in EnerTech.

(3) In April 2009, we entered into an agreement with CoaLogix, EnerTech and certain members of CoaLogix’s senior management to invest up to $5,624,000 in CoaLogix. Through March 31, 2010, we invested $3,553,000 of our $5,624,000 commitment. Our remaining obligation under this commitment of $2,071,000 is presented as due in the next 12 months, though it is uncertain as to when actual payments may be made.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings
Environmental Energy Services, Inc. v. CoaLogix, Inc.
District of Connecticut, Case No. 3:08 CV 1237 (RNC)

On August 13, 2008, Environmental Energy Services (“EES”) filed suit against CoaLogix and William McMahon, the president and chief executive officer of CoaLogix, in the United States District Court for the District of Connecticut alleging claims for tortious interference with contract, fraudulent misrepresentation, conversion, unfair trade practices and unjust enrichment. EES’ claims arise largely out of a series of business relationships that existed between EES, CoaLogix and Solucorp Industries, Ltd. On May 11, 2010, CoaLogix, William McMahon and EES entered into a Settlement and Release Agreement (the “Settlement Agreement”) providing for EES’ agreement to dismiss its suit against CoaLogix and Mr. McMahon with prejudice within three business days following the payment by CoaLogix to EES of an undisclosed sum of money.  Under the terms of the Settlement Agreement the amount of money paid to EES by CoaLogix shall remain confidential.  CoaLogix paid such sum of money to EES on May 11, 2010, and EES has agreed to dismiss its suit with prejudice no later than May 14, 2010.  EES and CoaLogix together with Mr. McMahon agreed to mutually release one another from claims related to the  EES suit.

SCR-Tech LLC v Evonik Energy Services LLC et al.
District of Connecticut, Case No. 3:08 CV 1237 (RNC)

On July 30, 2008, SCR-Tech LLC (“SCR-Tech”), a subsidiary of CoaLogix, filed suit in Mecklenburg County, North Carolina, Superior Court against Evonik Energy Services LLC (“Evonik LLC”), Hans-Ulrich Hartenstein and Brigitte Hartenstein (the “Hartensteins”), and three of Evonik LLC’s German parent companies: Evonik Energy Services GmbH, Evonik Steag GmbH and Evonik Industries AG (the “German Defendants”).  Subsequent to the initial filing, the case was designated as a complex business matter and transferred to the North Carolina Business Court.  The Hartensteins, Evonik LLC and the German Defendants are collectively referred to as the “Evonik Defendants.”

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

On February 25, 2010, the Evonik Defendants filed a motion for summary judgment on the non-existence of SCR-Tech’s trade secrets or confidential information and a motion requesting that the court stay discovery.  SCR-Tech has filed responses to these motions.  These motions will be considered and decided by the North Carolina Business Court.

Item 6.  Exhibits.

1.1
Placement Agency Agreement between the Registrant and Merriman Curhan Ford & Co. dated as of March 8, 2010 (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated March 8, 2010).

1.2	Form of Investor Purchase Agreement (incorporated herein by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K dated March 8, 2010).

2.1
Arrangement Agreement among Acorn Energy, Inc., Coreworx, Inc. and Decision Dynamics Technology Ltd. dated March 2, 2010 (incorporated herein by reference to Registrant’s Current Report on Form 8-K filed May 4, 2010).

10.1	Common Stock Option Purchase Agreement between the Registrant and US Sensor Systems Inc. dated as of February 23, 2010. #

10.2	Capital Stock Option Purchase Agreement by and among the Registrant, US Sensor Systems Inc. and other parties named therein dated as of February 23, 2010. #

10.3	Stockholders Agreement by and among the Registrant, US Sensor Systems Inc. and other parties named therein dated as of February 23, 2010. #

10.4	Amended and Restated Investors Rights Agreement by and among the Registrant, US Sensor Systems Inc. and other parties named therein dated as of February 23, 2010. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

#  This exhibit is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: May 13, 2010

	By:	/s/ Michael Barth
Michael Barth
Chief Financial Officer