Form 10-Q
period 2010-06-30
ACORN ENERGY, INC.
filed 2010-08-12
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2010
Common Stock, $0.01 par value per share	15,642,753 shares

ACORN ENERGY, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended June 30, 2010

TABLE OF CONTENTS

PART I. Financial Information

Item 1.	Financial Statements

	Unaudited Consolidated Financial Statements:

	Consolidated Balance Sheets
	as of December 31, 2009 and June 30, 2010	1

	Consolidated Statements of Operations
	for the three and six month periods ended June 30, 2009 and 2010	2

	Consolidated Statement of Changes in Equity
	for the six month period ended June 30, 2010	3

	Consolidated Statements of Cash Flows
	for the six month periods ended June 30, 2009 and 2010	4

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	22

Item 4.	Controls and Procedures	33

PART II. Other Information

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	36

Signatures		37

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

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31, 2009	As of June 30, 2010
		(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$11,208	$10,005
Restricted deposits	1,627	1,939
Accounts receivable, net	3,541	5,858
Unbilled revenue and work-in-process	4,113	5,417
Inventory	1,848	3,730
Other current assets	2,317	4,391
Total current assets	24,654	31,340
Property and equipment, net	3,357	8,975
Other investments and loans to equity investees	2,796	2,537
Funds in respect of employee termination benefits	2,074	2,141
Restricted deposits	611	809
Intangible assets, net	8,194	13,944
Goodwill	6,679	13,748
Deferred taxes	227	252
Other assets	143	477
Total assets	$48,735	$74,223

LIABILITIES AND EQUITY

Current liabilities:
Short-term bank credit and current maturities of long-term bank debt	$430	$1,121
Accounts payable	1,607	3,684
Accrued payroll, payroll taxes and social benefits	1,409	1,679
Advances from customers	1,924	1,826
Other current liabilities	3,064	6,961
Total current liabilities	8,434	15,271
Long-term liabilities:
Liability for employee termination benefits	3,129	3,259
Long-term debt	405	355
Other long-term liabilities	669	349
Total long-term liabilities	4,203	3,963
Equity:
Acorn Energy, Inc. stockholders
Common stock - $0.01 par value per share: Authorized – 30,000,000 shares; Issued –13,248,813 and 16,917,925 shares at December 31, 2009 and June 30, 2010, respectively	132	169
Additional paid-in capital	58,373	78,491
Warrants	290	274
Accumulated deficit	(23,343)	(29,618)
Treasury stock, at cost –1,275,081 shares at December 31, 2009 and June 30, 2010, respectively	(4,827)	(4,827)
Accumulated other comprehensive income	152	(213)
Total Acorn Energy, Inc. stockholders’ equity	30,777	44,276
Non-controlling interests	5,321	10,713
Total equity	36,098	54,989
Total liabilities and equity	$48,735	$74,223

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	Six months ended June 30,		Three months ended June 30,
	2009	2010	2009	2010
Revenues:
Catalytic regeneration	$9,937	$9,333	$4,547	$4,855
Projects	4,002	5,258	2,036	2,751
Software license and services	2,102	1,667	1,075	897
Smart grid distribution products and services	—	517	—	517
Other	217	203	122	104
	16,258	16,978	7,780	9,124
Cost of sales:
Catalytic regeneration	6,466	5,546	2,931	3,000
Projects	2,351	2,817	1,132	1,475
Software license and services	416	380	145	204
Smart grid distribution products and services	—	191	—	191
Other	156	165	82	83
	9,389	9,099	4,290	4,953
Gross profit	6,869	7,879	3,490	4,171
Operating expenses:
Research and development expenses, net of SRED credits of $1,016 in 2009	(348)	1,542	(624)	872
Dividends received from EnerTech	—	(135)	—	—
Selling, general and administrative expenses	8,807	13,886	4,629	7,565
Total operating expenses	8,459	15,293	4,005	8,437
Operating loss	(1,590)	(7,414)	(515)	(4,266)
Finance income (expense), net	(84)	(305)	85	(355)
Gain on investment in GridSense	—	1,327	—	1,327
Gain on sale of Comverge shares	1,227	—	810	—
Income (loss) before taxes on income	(447)	(6,392)	380	(3,294)
Tax expense on income	—	(198)	—	(123)
Income (loss) from operations of the Company and its consolidated subsidiaries	(447)	(6,590)	380	(3,417)
Share in losses of GridSense	(129)	—	—	—
Net income (loss)	(576)	(6,590)	380	(3,417)
Net (income) loss attributable to non-controlling interests	(144)	315	(37)	265
Net income (loss) attributable to Acorn Energy Inc.	$(720)	$(6,275)	$343	$(3,152)

Basic and diluted earnings per share attributable to Acorn Energy Inc.:
Net income (loss) per share attributable to Acorn Energy Inc. – basic	$(0.06)	$(0.45)	$0.03	$(0.21)
Net income (loss) per share attributable to Acorn Energy Inc. – diluted	$(0.06)	$(0.45)	$0.03	$(0.21)
Weighted average number of shares outstanding attributable to Acorn Energy Inc. – basic	11,456	13,839	11,377	15,161
Weighted average number of shares outstanding attributable to Acorn Energy Inc. – diluted	11,456	13,839	11,553	15,161

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(IN THOUSANDS)

	Acorn Energy, Inc. Stockholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Acorn Energy, Inc. Stockholders Equity	Non- controlling interests	Total Equity
Balances as of December 31, 2009	13,249	$132	$58,373	$290	$(23,343)	$(4,827)	$152	$30,777	$5,321	$36,098
Net loss	—	—	—	—	(6,275)	—	—	(6,275)	(315)	(6,590)
Differences from translation of subsidiaries’ financial statements and equity investees	—	—	—	—	—	—	(365)	(365)	(11)	(376)
Comprehensive loss	—	—	—	—	—	—	—	(6,640)	(326)	(6,966)
Issuance by CoaLogix of CoaLogix shares to non-controlling interests (see Note 5)	—	—	492	—	—	—	—	492	1,891	2,383
Shares issued in capital raise, net of transaction costs (see Note 8 (a))	2,232	22	11,423	—	—	—	—	11,445	—	11,445
Shares issued in acquisition of Decision Dynamics (see Note 4(a))	1,000	10	5,630	—	—	—	—	5,640	—	5,640
Shares issued in acquisition of GridSense (see Note 4(b))	356	4	1,863	—	—	—	—	1,867	—	1,867
Non-controlling interests created in USSI consolidation (see Note 4(c))	—	—	—	—	—	—	—	—	3,600	3,600
Adjustment of non-controlling interests following exercise of USSI options (see Note 4(c)(i))	—	—	176	—	—	—	—	176	(176)	—
Other	—	—	—	—	—	—	—	—	6	6
Stock option compensation	—	—	299	—	—	—	—	299	—	299
Stock option compensation of subsidiaries	—	—	—	—	—	—	—	—	397	397
Exercise of options and warrants	81	1	235	(16)	—	—	—	220	—	220
Balances as of June 30, 2010	16,918	$169	$78,491	$274	$(29,618)	$(4,827)	$(213)	$44,276	$10,713	$54,989

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six months ended June 30,
	2009	2010
Cash flows provided by (used in) operating activities:
Net loss	$(576)	$(6,590)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	893	1,064
Share in losses of GridSense	129	—
Exchange rate adjustment on restricted deposits	83	—
Exchange rate adjustment on amounts funded for employee termination benefits net of exchange adjustment on liability for employee termination benefits	(22)	(24)
Increase in liability for employee termination benefits	107	210
Amortization of stock-based deferred compensation	766	696
Deferred taxes	—	(26)
Impairments	80	—
Gain on investment in GridSense	—	(1,327)
Gain on sale of Comverge shares	(1,227)	—
Other	—	(6)
Change in operating assets and liabilities:
Increase in accounts receivable, unbilled work-in process, other current and other assets	(301)	(4,074)
Increase in inventory	(396)	(1,062)
Increase (decrease) in accounts payable, accrued payroll, payroll taxes and social benefits, advances from customers, other current liabilities and other liabilities	(1,620)	2,416
Net cash used in operating activities	(2,084)	(8,723)
Cash flows provided by (used in) investing activities:
Proceeds from sale of Comverge shares and covered calls	3,681	—
Investment in EnerTech	(500)	(500)
Restricted deposits	(500)	(1,182)
Release of restricted deposits	—	672
Loan to GridSense prior to acquisition	—	(200)
Amounts funded for employee termination benefits	(109)	(123)
Acquisitions of property and equipment	(414)	(5,631)
Acquisitions of license	—	(82)
Acquisition of USSI, net of cash acquired (See Schedule A)	—	7
Acquisition of Decision Dynamics, net of cash acquired (See Schedule B)	—	1,021
Acquisition of GridSense, net of cash acquired (See Schedule C)	—	(1,352)
Acquisition of OMI (See Schedule D)	—	—
Net cash provided by (used in) investing activities	2,158	(7,370)
Cash flows provided by (used in) financing activities:
Proceeds from capital raise, net of transaction costs	—	11,445
Issuance of shares to non-controlling interests in consolidated subsidiary	1,094	2,383
Exercise of options and warrants	—	220
Short-term debt borrowings, net	(241)	693
Repayments of long-term debt	(4)	(65)
Other	—	6
Purchase of additional shares of DSIT	(294)	—
Purchase of treasury shares	(1,062)	—
Net cash provided by (used in) financing activities	(507)	14,682
Effect of exchange rate changes on cash and cash equivalents	(97)	208
Net decrease in cash and cash equivalents	(530)	(1,203)
Cash and cash equivalents at beginning of period	15,142	11,208
Cash and cash equivalents at end of period	$14,612	$10,005

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

Non-cash items:
Unrealized gain (loss) from Comverge shares	$384
Intangibles acquired by Coreworx in consideration for future royalties	$99
Adjustment of additional paid-in-capital and non-controlling interests from investment in CoaLogix by non-controlling interests	$245	$492
Adjustment of additional paid-in-capital and non-controlling from exercise of option by Acorn in USSI		$176
Value of Acorn shares issued in the acquisition of Decision Dynamics		$5,640
Value of Acorn shares issued in the acquisition of GridSense		$1,867
Schedule A:
Assets/liabilities acquired in the acquisition of USSI:
Other current assets		$(55)
Property and equipment		(56)
Intangibles		(2,565)
Goodwill		(1,402)
Current liabilities		285
Prior year investment in USSI		200
Non-controlling interests		3,600
		$7
Schedule B:
Assets/liabilities acquired in the acquisition of Decision Dynamics:
Other current assets		$(1,149)
Property and equipment		(339)
Intangibles		(1,248)
Goodwill		(2,476)
Current liabilities		593
Value of Acorn shares issued in the acquisition of Decision Dynamics		5,640
		$1,021
Schedule C:
Assets/liabilities acquired in the acquisition of GridSense:
Inventory		$(833)
Other current assets		(482)
Property and equipment		(71)
Other assets		(370)
Intangibles		(2,314)
Goodwill		(3,587)
Current liabilities		1,935
Long-term debt		23
Non-current liabilities		90
Gain on step-up of investment		1,327
Consideration paid – see Note 4(b) for detail		4,406
Less cash included in consideration paid		(1,476)
		$(1,352)
Schedule D:
Assets/liabilities acquired in the acquisition of OMI:
Other current assets		(39)
Property and equipment		(41)
Intangibles		(322)
Current liabilities		402
		$—

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Note 3: Inventory

	As of December 31, 2009	As of June 30, 2010
Raw materials	$550	$959
Work-in-process	1,298	2,240
Finished goods	—	531
	$1,848	$3,730

Note 4: Acquisitions

(a)	Acquisition of Decision Dynamics Technology Ltd.

On April 30, 2010, the Company's Coreworx subsidiary completed the acquisition of all of the issued and outstanding common shares of Decision Dynamics Technology Ltd., a Canadian corporation (“Decision Dynamics”), in consideration for issuance of 1,000,000 shares of the Company's common stock to the stockholders of Decision Dynamics in accordance with terms of a previously announced agreement that the Company entered into on March 2, 2010 with Coreworx and Decision Dynamics.  Decision Dynamics is a leading provider of capital project controls and cost management software for normal operations and capital projects in the energy industry and, until completion of the acquisition by Coreworx, had been a TSX Venture Exchange-traded company.

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

Of the Company's shares issued in connection with completion of the acquisition, approximately 340,000 were escrowed at closing, with one-half released 90 days after the date of closing (July 29, 2010) and the balance to be released 180 days after the date of closing (October 27, 2010).  Subject to such escrow, the shares issued to the Decision Dynamics stockholders are freely tradable under US federal securities laws.  The issuance of the Company’s common stock to the Decision Dynamics stockholders was made without registration under the Securities Act of 1933, as amended, in reliance upon Section 3(a) (10).

The transaction is accounted for as a purchase business combination. Decision Dynamics’ results from operations for the period from acquisition (April 30, 2010) to June 30, 2010 have been included in the Company’s consolidated statement of operations.

The purchase price of $5,640 represents the market value of the 1,000,000 shares of Acorn common stock issued to the former stockholders of Decision Dynamics (based on the closing price of Acorn shares on the date of the transaction in accordance with generally accepted accounting principles).

The assets and liabilities of Decision Dynamics are required to be adjusted to their fair values.  The fair value of Decision Dynamics is allocated to identifiable tangible and intangible assets and liabilities assumed based on their fair values as of the date of the completion of the transaction. The Company is in the process of finalizing third-party valuation of intangible assets as of that date, for the purposes of allocating the $5,640 purchase price to assets and liabilities and has preliminarily allocated the purchase price as follows:

Cash	$1,021
Other current assets	1,149
Property and equipment	339
Intangible assets	1,248
Goodwill	2,476
Total assets acquired	6,233

Current liabilities	(593)
Fair value acquired	$5,640

Intangible assets with estimated useful lives are amortized over that period. The acquired intangible assets with useful lives include approximately $367 for the estimated market value of Decision Dynamics’ customer contracts and relationships (estimated useful life of eight years) and approximately $881 for the estimated market value of Decision Dynamics’ software (estimated useful life of 12 years). The goodwill of $2,476 will not be amortized for financial statement purposes in accordance with generally accepted accounting principles. The intangible assets and the goodwill acquired were assigned to the Company’s Coreworx segment.

(b)	Acquisition of GridSense

Under the terms of a Share Sale Agreement entered into by and among the Company, GridSense Pty.  (“GridSense”), the GridSense stockholders and certain note holders of GridSense on May 12, 2010, the Company acquired the outstanding GridSense shares that were not owned by it (69.86%).

The total purchase price of $4,406 is comprised of the following: (1) the market value of the 206,995 shares of Acorn common stock issued to the former stockholders of GridSense ($1,085 - based on the market price of Acorn shares on the date of the transaction in accordance with generally accepted accounting principles); (2) the $882 of cash paid and the market value of the 149,201 shares of Acorn common stock issued ($782) for the purchase of the promissory notes; (3) $594 of cash that was provided to GridSense at closing to pay a stockholder loan; (4) an earn-out which is estimated to be $287 and is recorded as a liability in Other current liabilities (see below); and (5) $750 of loans provided to GridSense in 2009 ($550) and in 2010 ($200) in contemplation of the acquisition and accrued interest ($26) on those loans.

Under the Share Sale Agreement, the Company agreed to pay an earn-out to the stockholders of GridSense as part of the consideration for their shares.  To the extent that GridSense’s sales for the period April 1, 2010 through March 31, 2011 exceed $4,384, the Company will pay the GridSense stockholders an amount equal to 50% of that excess, up to $2,435, multiplied by 69.86% (representing their ownership interest in GridSense) for a maximum earn-out payment of $1,701.  The Company has the option of paying any earn-out in cash and/or shares of its common stock and has estimated this amount to be $287, which is included in the purchase price above.

In connection with the acquisition of GridSense, the Company recorded a gain of $1,327 on the step-up of the Company’s previous carrying value of its investment in GridSense to fair value in accordance with generally accepted accounting principles for step acquisitions.

The transaction is accounted for as a purchase business combination. GridSense’s results from operations for the period from acquisition (May 12, 2010) to June 30, 2010 have been included in the Company’s consolidated statement of operations.

In accordance with generally accepted accounting principles, the fair value of GridSense is allocated to GridSense’s identifiable tangible and intangible assets and liabilities assumed based on their fair values as of the date of the completion of the transaction. The Company is in the process of finalizing third-party valuation of intangible assets as of that date, for the purposes of allocating the purchase price to assets and liabilities and has preliminarily allocated the purchase price as follows:

Cash	$124
Inventory	833
Other current assets	482
Property and equipment	71
Other assets	370
Intangible assets	2,314
Goodwill	3,587
Total assets acquired	7,781

Current liabilities	(1,935)
Long-term debt	(23)
Non-current liabilities	(90)
Fair value acquired	$5,733

Total purchase price	$4,406
Previous carrying value of investment	-
Gain on step-up of fair value of prior ownership interest	1,327
$5,733

Intangible assets with estimated useful lives are amortized over that period. The acquired intangible assets with useful lives include approximately $1,793 for the estimated market value of GridSense technologies, (weighted average estimated useful life of 11 years), $253 for the estimated market values of acquired customer relationships (estimated useful life of 10 years), $187 for the estimated market value of the GridSense trade name (estimated useful life of 15 years) and $81 for the estimated market value on non-compete agreements (estimated useful life of three years). The goodwill will not be amortized for financial statement purposes in accordance with generally accepted accounting principles. The intangible assets and the goodwill acquired were assigned to the Company’s new GridSense segment.

(c) US Sensor Systems Inc. (USSI)

(i) Acorn Investment and Option Agreements

On February 23, 2010, following its $200 investment in USSI common stock in November 2009, the Company entered into an option agreement with USSI and a related option agreement with certain stockholders of USSI (the “Option Agreements”).

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

•	The Company had the right to acquire 63,646 of these shares in consideration for payment of $200 on or before May 31, 2010. (This option was exercised on May 23, 2010 – see below)

•	The Company has the right to acquire an additional 95,469 shares on or before August 27, 2010 in consideration for payment of $300 (This option was partially exercised on June 14, 2010 – see below).

In addition, the Company has the right to acquire 516,378 shares of USSI common stock held by stockholders in consideration for payment to them of $2,112 on or before August 27, 2010.  The purchase price is payable in the Company’s common stock which shall be priced on the basis of the average of the daily volume weighted average of the Company’s common stock for the 20 trading days ending on the day that is five days preceding the date that the Company exercises its option to acquire the shares of the USSI stockholders.  The shares of the Company’s common stock that are issued to the USSI stockholders in consideration for their shares would be restricted securities under Securities Act of 1933 and would be subject to a lock-up by certificate legend.  The shares would be released from the lock-up over a one year period, with 25% being released each three months. If the Company exercises the options described in this and in the preceding paragraph, the Company would own common stock of USSI representing approximately 57.6% of USSI’s capitalization (approximately 51% fully diluted).

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

If the Company purchases all of the USSI common stock it is entitled to purchase under the Option Agreements, the Company would hold USSI shares representing approximately 87.4% of USSI’s capitalization (approximately 84.0% fully diluted).

Immediately following the signing of the Option Agreements, the Company exercised an option and purchased an additional 95,469 shares of USSI on February 23, 2010 for $300. Of the $500 the Company initially paid to USSI with respect to the acquisition of shares and options, the Company has allocated $100 of the purchase price to the value of the options received with the remaining $400 being allocated to the initial 10% investment in USSI imputing a fair value of USSI of $4,100.

On May 23, 2010, the Company exercised an option and purchased an additional 63,646 shares of USSI’s common stock for $200. On June 14, 2010, the Company partially exercised an option and purchased an additional 12,729 shares of USSI’s common stock for $40. The Company currently owns 222,761 shares of USSI’s common stock which represents approximately 16.6% of USSI’s capitalization (approximately 14.4% fully diluted). Accordingly, the Company recorded an adjustment of $176 to the non-controlling interests balance initially recorded with respect to the Company’s investment in USSI to reflect the updated balance of the non-controlling interests share in USSI to $3,424.

(ii) USSI as a Consolidated Variable Interest Entity

As a result of the above-mentioned investments and option agreements, USSI is a variable interest entity by virtue of the Company's initial $500 investment and the call options that can give the Company control of USSI within a short period of time and that may be considered "in-the-money".  USSI was dependent upon the Company exercising its options under the Option Agreements for it cash requirements.   The Company considered several factors to determine whether it or another stockholder is the primary beneficiary of the activities of USSI, including the existence of the Company's options in USSI and the likelihood of the Company's exercising those options as well as the level of control and influence the Company has in USSI and USSI's dependence on the Company's exercising its options in order to finance its operations.  Based on those factors, the Company determined that it is most closely associated with USSI and is therefore the primary beneficiary.  Accordingly, the financial results of USSI are included in the Company’s consolidated financial statements effective February 23, 2010 and all amounts pertaining to other stockholders’ interests in USSI are reported as non-controlling interests in subsidiaries. USSI is presented as the Company’s new Energy and Security Sensor System segment.

The transaction is accounted for as a purchase business combination. USSI’s results from operations for the period from acquisition (February 23, 2010) to June 30, 2010 have been included in the Company’s consolidated statement of operations.

In accordance with generally accepted accounting principles, the $4,100 of initial fair value of USSI is allocated to USSI’s identifiable tangible and intangible assets and liabilities assumed based on their fair values as of the date of the completion of the transaction. The Company has received third-party valuation of intangible assets as of that date, for the purposes of allocating the purchase price to assets and liabilities and has allocated the purchase price as follows:

Cash	$307
Other current assets	37
Property and equipment	56
Other assets	18
Intangible assets	2,565
Goodwill	1,402
Total assets acquired	4,385

Current liabilities	(285)
Fair value acquired	$4,100

The third-party valuation of intangible assets with estimated useful lives are amortized over that period. The acquired intangible assets with useful lives is comprised of approximately $2,565 for the estimated fair market value of USSI's sensor technologies (estimated useful life of 20 years). Both the goodwill and the intangibles resulting from the acquisition are not deductible for income tax purposes. The goodwill will not be amortized for financial statement purposes in accordance with applicable accounting principles. The intangible assets and the goodwill acquired were assigned to the Company’s new Energy and Security Sensor System segment.

(d) On-Line Monitoring Inc.

On May 20, 2010, GridSense acquired the assets of On-Line Monitoring Inc. (“OMI”), a manufacturer of on-line substation monitoring equipment based in Exton, PA.

Under the terms of the Asset Purchase Agreement, GridSense acquired all the assets (including receivables, inventory, fixed assets and intellectual property) and assumed certain liabilities of OMI as defined. The net liabilities assumed by GridSense in the transaction were $352. In addition, GridSense agreed to pay to the seller of OMI an incremental sales payment equal to the dollar amount of orders received for OMI products for the period from July 1, 2010 to June 30, 2011 which is in excess of $450. In accordance with the Asset Purchase Agreement, the incremental sales payment can be no more than $200 and is payable in either cash or shares of the Company’s common stock at the discretion of GridSense. The Company estimates the incremental sales payment to be $50, and accordingly, the purchase price of OMI is $402.

The transaction is accounted for as a purchase business combination. Accordingly, OMI’s results from operations for the period from acquisition (May 23, 2010) to June 30, 2010 have been included in the Company’s consolidated statement of operations.

In accordance with generally accepted accounting principles, the purchase price of $402 of OMI is allocated to identifiable tangible and intangible assets and liabilities assumed based on their fair values as of the date of the completion of the transaction. The Company has allocated the purchase price as follows:

Accounts receivable	$16
Inventory	23
Property and equipment	41
Intangible assets	322
Total assets acquired	402

Current liabilities	(352)
Estimated earn-out payment	(50)
Total liabilities acquired	$(402)

The acquired intangible assets with estimated useful lives is comprised of approximately $222 for the estimated fair market value of OMI’s intellectual property (estimated useful life of 5 years) and $100 for non-compete agreements to certain employees (estimated useful life of 2 years). The intangible assets resulting from the acquisition are not deductible for income tax purposes. The intangible assets acquired were assigned to the Company’s new GridSense segment.

(e) Pro Forma Information

The following are certain unaudited pro forma information assuming that the acquisition of Decision Dynamics occurred on January 1, 2010 and 2009, respectively. The unaudited pro forma financial information is not necessarily indicative of the combined results that would have been attained had the acquisition of Decision Dynamics occurred as of January 1, 2010 and 2009, respectively, nor is it necessarily indicative of future results.

Pro forma information with respect to GridSense, USSI and OMI are not included in the table below as they are not material.

	Six months ended June 30, 2010	Six months ended June 30, 2009	Three months ended June 30, 2010	Three months ended June 30, 2009
	In thousands (except per share data)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Results of Operations
Sales	$17,462	$18,126	$8,723	$9,259
Net loss*	$(7,715)	$(1,233)	$(4,244)	$(254)
Net loss per share – basic and diluted	$(0.53)	$(0.10)	$(0.27)	$(0.02)

*	Net loss during the six and three month periods ended June 30, 2010 include approximately $406 of costs recorded on Decision Dynamics books with respect to Coreworx’ acquisition of them.

Note 5:  CoaLogix

On April 8, 2009, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with the Company’s CoaLogix Inc. subsidiary, EnerTech Capital Partners III L.P. (“EnerTech”) and certain members of CoaLogix’ senior management pursuant to which each of the Company and EnerTech agreed to purchase from CoaLogix 781,111 shares of common stock for a purchase price of $5,624, and certain members of CoaLogix’ senior management agreed to purchase 36,111 shares of common stock of CoaLogix for an aggregate purchase price of $260 for a total of $11,508.  The Purchase Agreement provides that the Company, EnerTech and senior management will purchase such shares of common stock in stages as funding is needed by CoaLogix for plant expansion, technology development, legal expenses and computer software.  Following completion of all the stages of the stock purchase under the Purchase Agreement, the Company would own approximately 72.3% of CoaLogix.

Through December 31, 2009, the Company funded $2,747 of its $5,624 commitment under the Purchase Agreement and its interest in CoaLogix was diluted to approximately 77.4%. In the first six months of 2010, CoaLogix issued capital calls of $4,660 of which the Company's share was $2,277, which capital calls were funded by the Company, EnerTech and CoaLogix’ senior management. At June 30, 2010, the Company’s interest in CoaLogix was diluted to approximately 73.2%. (See Note 15 – Subsequent Events.)

In accordance with applicable accounting principles, the Company recorded an increase of $492 in additional paid-in-capital as a result of the $2,383 investment by non-controlling interests in 2010.

Note 6: Non-Controlling Interests

The composition of the net income (loss) attributable to non-controlling interests (“NCI”) is as follows:

	Six months ended June 30,		Three months ended June 30,
	2009	2010	2009	2010
Net income (loss) attributable to NCI in CoaLogix	$78	$(41)	$(9)	$(45)
Net income attributable to NCI in DSIT	66	110	46	50
Net loss attributable to NCI in USSI	—	(384)	—	(270)
Net income (loss) attributable to NCI	$144	$(315)	$37	$(265)

Note 7:  Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill from December 31, 2009 to June 30, 2010 were as follows:

	CoaLogix segment	Naval & RT Solutions segment	Coreworx segment	GridSense segment	USSI segment	Total
Balance as of December 31, 2009	3,714	$534	$2,431	$—	$—	$6,679
Goodwill recorded in the acquisition of USSI (see Note 4(c)(ii))	—	—	—	—	1,402	1,402
Goodwill recorded in the acquisition of Decision Dynamics (see Note 4(a))	—	—	2,476	—	—	2,476
Goodwill recorded in the acquisition of GridSense (see Note 4(b))	—	—	—	3,587	—	3,587
Translation adjustment	—	(14)	(144)	(238)	—	(396)
Balance as of June 30, 2010	$3,714	$520	$4,763	$3,349	$1,402	$13,748

The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2009 to June 30, 2010 were as follows:

	CoaLogix segment		Naval & RT Solutions segment		Coreworx Segment		GridSense segment		USSI segment
	SCR Technologies**		Naval Technologies		Software and Customer Relationships		Software and Customer Relationships		Sensor Technologies
	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Total
Balance as of December 31, 2009	$5,511	$(1,184)	$527	$(128)	$3,841	$(373)	$—	$—	$—	$—	$8,194
Acquisition of license	82	—	—	—	—	—	—	—	—	—	82
Intangibles recorded in the acquisition of USSI (see Note 4(c)(ii))	—	—	—	—	—	—	—	—	2,565	—	2,565
Intangibles recorded in the acquisition of Decision Dynamics (see Note 4(a))	—	—	—	—	1,248	—	—	—	—	—	1,248
Intangibles recorded in the acquisition of GridSense (see Note 4(b))	—	—	—	—	—	—	2,314	—	—	—	2,314
Intangibles recorded in the acquisition of OMI (see Note 4(d))	—	—	—	—	—	—	322	—	—	—	322
Amortization	—	(273)	—	(33)	—	(169)	—	(56)	—	(43)	(574)
Cumulative translation adjustment	—	—	(14)	4	(104)	8	(101)	—	—	—	(207)
Balance as of June 30, 2010	$5,593	$(1,457)	$513	$(157)	$4,985	$(534)	$2,535	$(56)	$2,565	$(43)	$13,944

*    Accumulated amortization

**   SCR Technologies includes regeneration, rejuvenation, on-site cleaning and licensed technologies.

In April 2010, CoaLogix signed an agreement to acquire a license to use certain technology developed by a third-party for $82. CoaLogix is amortizing the license over its estimated useful life of 115 months. Under the license agreement, CoaLogix is required to pay the greater of (1) royalties to the third-party of 2% of certain sales defined in the agreement or (2) minimum annual royalties of $5, $5, $10, $20, $30 $40 and $50 for the periods ending June 30, 2010 through 2016 and thereafter. The license agreement may be terminated by CoaLogix at any time with 60 days written notice.

All intangible assets are being amortized over their estimated useful lives, which were estimated to be ten years for SCR Technologies, seven years for Naval Technologies, 14 years for software and customer relationships in the Coreworx segment, 10 years for software and customer relationships in the GridSense segment and twenty years for Sensor Technologies. Amortization expense for each of the six months ended June 30, 2009 and 2010 amounted to $527 and $574, respectively.  Amortization expense with respect to intangible assets is estimated to be $1,505, $1,475, $1,431, $1,372 and $1,322 for each of the years ending June 30, 2011 through 2015.

Note 8:  Stockholders’ Equity

(a) Capital Raise

On March 8, 2010, the Company completed a registered direct offering through a placement agent of 2,231,818 shares of its common stock pursuant to separate subscription agreements between the Company and each of the investors at $5.50 per share to certain accredited investors for gross proceeds of approximately $12,275.

The aggregate net proceeds from the Offering, after deducting the placement agent’s fee and the offering expenses payable by the Company in connection with the offering, was $11,445.

(b) Authorized Shares

At the annual meeting of stockholders on June 10, 2010, the Company’s stockholders approved an amendment to its Certificate of Incorporation to increase the number of authorized shares of capital stock from 20,000,000 shares to 30,000,000 shares, all of which shall be Common Stock.  The increase in authorized shares was effected pursuant to a Certificate of Amendment to the Certificate of Incorporation filed with the Secretary of State of the State of Delaware on, and effective as of, June 15, 2010.

Note 9:  Stock Options and Warrants

 (a) Acorn Stock Options

A summary of stock option activity for the six months ended June 30, 2010 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2009	1,745,165	$3.52
Granted	195,000	$6.00
Exercised	(67,500)	$2.36
Forfeited or expired	—
Outstanding at June 30, 2010	1,872,665	$3.82	3.8 years	$2,873
Exercisable at June 30, 2010	1,424,121	$3.55	3.6 years	$2,484

The weighted average grant date fair value of the 195,000 stock options granted during the first six months of 2010 was $3.89 per share. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	68%
Expected term (years)	6.4
Risk free interest rate	3.1%
Expected dividend yield	None

At the Company’s Annual Meeting of Stockholders on June 10, 2010, the Company’s stockholders approved an amendment to its 2006 Stock Incentive Plan (the “Plan”) to increase the aggregate number of shares of common stock which may be awarded under the Plan from 665,000 to 1,665,000 and the aggregate number of shares which may be awarded pursuant to incentive stock options by 800,000 to 1,000,000.   As a result of the approval of the amendment, 1,008,000 shares are available for new awards under the Plan, of which 800,000 may be granted as incentive stock options.

(b) Stock-based compensation expense

Total stock-based compensation expense included in the Company’s statements of operations for the three and six months ended June 30, 2009 and 2010, respectively, was:

	Six months ended June 30, 2009	Six months ended June 30, 2010	Three months ended June 30, 2009	Three months ended June 30, 2010
Cost of sales	$98	$9	$49	$4
Research and development expense	40	62	21	31
Selling, general and administrative expenses	628	625	287	305
Total stock based compensation expense	$766	$696	$357	$340

(c) Warrants

A summary of stock warrants activity for the six months ended June 30, 2010 is as follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2009	246,904	$4.50	2.3 years
Granted	—
Exercised	(13,598)
Forfeited or expired	—
Outstanding and exercisable at June 30, 2010	233,306	$4.50	1.8 years

Note 10: Warranty Provision

The following table summarizes the changes in accrued warranty liability from the period from December 31, 2009 to June 30, 2010:

Gross Carrying Amount
Balance at December 31, 2009	$284
Warranties issued	135
Adjustment of provision	(3)
Warranty claims	—
Balance at June 30, 2010*	$416

* $292 of the warranty provision is included in Other Current Liabilities and $124 in Other Liabilities at June 30, 2010.

The Company’s warranty provision is based upon the Company’s estimate of costs to be incurred during the warranty period.

Note 11: Fair Value Measurement

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at June 30, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10,005	$—	$—	$10,005
Restricted deposits – current and non-current	2,748	—	—	2,748
Derivative liabilities	(34)	—	—	(34)
Total	$12,719	$—	$—	$12,719

	As at December 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,208	$—	$—	$11,208
Restricted deposits – current and non-current	2,238	—	—	2,238
Derivative liabilities	(5)	—	—	(5)
Total	$13,441	$—	$—	$13,441

Derivative assets and liabilities that are classified in Level 1 consist of forward contracts for the purchase of New Israeli Shekels for which market prices are readily available. Unrealized gains or losses from forward contracts are recorded in Finance expense, net.

Note 12:  EnerTech

In March 2010, the Company received a distribution of $135 from EnerTech relating to the Company’s investment in EnerTech. The distribution is recorded as dividends received from EnerTech in the Company's Consolidated Statement of Operations.

In March 2010, the Company received a capital call of $500 from EnerTech relating to the Company’s investment in EnerTech. The Company funded the capital call in April 2010. The Company has currently funded $2,650 of its $5,000 investment commitment in EnerTech.

Note 13: Segment Information

The Company currently operates in five operating segments:

•
The Company’s CoaLogix segment provides SCR (Selective Catalytic Reduction) catalyst and management services through the Company’s CoaLogix subsidiary. SCR systems are used by coal-fired power plants to reduce nitrogen oxides (NOx) emissions.

•
Naval and RT Solutions whose activities are focused on the following areas – sonar and acoustic related solutions for energy, defense and commercial markets and other real-time and embedded hardware & software development and production. Naval and RT Solutions activities are provided through the Company’s DSIT Solutions Ltd. subsidiary.

•
The Company’s Coreworx segment (formerly known as the Energy Infrastructure Software segment) provides software for integrated project information and cost control solutions in the energy exploration and power generation markets. The software is used primarily for management of large capital projects. The software and solutions are provided by the Company's Coreworx subsidiary and by Decision Dynamics which was acquired by Coreworx in April 2010 (see Note 4(a)). As Decision Dynamics was acquired in April 2010, Coreworx segment information for the three and six month period ended June 30, 2010 is not comparable to the three and six month periods ended June 30, 2009.

•
The Company’s GridSense segment provides Smart Grid Distribution Automation products and services.  As these activities were acquired in May 2010 (see Note 4(b)), there are no comparative results reported for these activities for the three and six month periods ended June 30, 2009. The Company’s GridSense segment also includes the activities of OMI which was acquired in May 2010 (see Note 4(d)).

•
The Company’s USSI segment provides Energy and Security Sensor Systems services.  USSI was effectively acquired in February 2010 (see Note 4(c)). USSI's primary focus is to develop and produce fiber optic sensing systems for the energy and security markets.  As these activities were effectively acquired in February 2010, there are no comparative results reported for these activities for the three and six month periods ended June 30, 2009.

Other operations include various operations in DSIT that do not meet the quantitative thresholds under applicable accounting principles.

	CoaLogix	Naval and RT Solutions	Coreworx	GridSense	USSI	Other	Total
Six months ended June 30, 2010:
Revenues from external customers	$9,333	$4,815	$1,667	$517	$32	$614	$16,978
Intersegment revenues	—	—	—	—	—	—	—
Segment gross profit	3,787	2,256	1,287	327	10	212	7,879
Stock compensation expense	213	—	196	—	—	—	409
Depreciation and amortization expense	589	88	257	63	64	12	1,073
Segment income (loss) before income taxes	(204)	970	(5,204)	(324)	(436)	4	(5,194)
Six months ended June 30, 2009:
Revenues from external customers	$9,937	$3,636	$2,102	$—	$—	$583	$16,258
Intersegment revenues	—	5	—	—	—	—	5
Segment gross profit	3,471	1,549	1,686	—	—	163	6,869
Stock compensation expense	230	2	111	—	—	—	343
Depreciation and amortization expense	613	93	173	—	—	14	893
Segment income (loss) before income taxes	533	413	(603)	—	—	(21)	322

Three months ended June 30, 2010:
Revenues from external customers	$4,855	$2,534	$897	$517	$32	$289	$9,124
Intersegment revenues	—	—	—	—	—	—	—
Segment gross profit	1,855	1,208	693	327	10	78	4,171
Stock compensation expense	92	—	106	—	—	—	198
Depreciation and amortization expense	305	44	157	63	51	6	626
Segment income (loss) before income taxes	(224)	509	(3,022)	(324)	(309)	(3)	(3,373)
Three months ended June 30, 2009:
Revenues from external customers	$4,547	$1,840	$1,075	$—	$—	$318	$7,780
Intersegment revenues	—	—	—	—	—	—	—
Segment gross profit	1,616	831	931	—	—	112	3,490
Stock compensation expense	129	—	57	—	—	—	186
Depreciation and amortization expense	308	48	92	—	—	8	456
Segment income (loss) before income taxes	(43)	215	224	—	—	21	417

Reconciliation of Segment Income (Loss) to Consolidated Net Income

	Six months ended June 30,		Three months ended June 30,
	2009	2010	2009	2010
Total income (loss) for reportable segments	$343	$(5,198)	$396	$(3,370)
Other operational segment income (loss)	(21)	4	21	(3)
Total operating income (loss)	322	(5,194)	417	(3,373)
Share of losses in GridSense	(129)	—	—	—
Non-controlling interests	(144)	315	(37)	265
Impairments	(80)	—	(10)	—
Gain on investment in GridSense	—	1,327	—	1,327
Gain on sale of Comverge shares	1,227	—	810	—
Dividends received	—	135	—	—
Income tax expense*	—	(198)	—	(123)
Net loss of corporate headquarters and other unallocated costs**	(1,916)	(2,660)	(837)	(1,248)
Net income (loss) attributable to Acorn Energy Inc.	$(720)	$(6,275)	$343	$(3,152)

*    Tax expense relates primarily to DSIT's consolidated net income.

** Includes stock compensation expense of $423 and $299 for the six month periods ending June 30, 2009 and 2010, respectively. Includes stock compensation expense of $171 and $154 for the three-month periods ending June 30, 2009 and 2010, respectively.

Note 14: Lawsuit by Environmental Energy Services, Inc.

In connection with the lawsuit brought by Environmental Energy Services, Inc. (“EES”) against CoaLogix Inc. and CoaLogix’ CEO William McMahon, on May 11, 2010, CoaLogix, Mr. McMahon and EES entered into a Settlement and Release Agreement (the “Settlement Agreement”) providing for EES’ agreement to dismiss its suit against CoaLogix and Mr. McMahon with prejudice following the payment by CoaLogix to EES of an undisclosed sum. Under the terms of the Settlement Agreement the amount paid to EES by CoaLogix is to remain confidential.  CoaLogix paid such sum of money to EES on May 11, 2010, and EES dismissed its suit with prejudice.  In addition, EES and CoaLogix together with Mr. McMahon agreed to mutually release one another from claims related to the EES suit.

Note 15: Subsequent Events

(a) CoaLogix Capital Call

In July 2010, CoaLogix issued the remaining capital call under the Purchase Agreement of $1,227 which was funded by the Company, EnerTech and certain members of CoaLogix’ senior management. The Company’s share was $600 and its interest in CoaLogix was diluted to approximately 72.3%.

(b) CoaLogix Credit Facility

On July 22, 2010, the subsidiaries of CoaLogix executed an amendment of its credit facility which extended and increased its credit availability to a $4 million formula based line-of-credit, a $1 million non-formula based line-of-credit and $1 million non-formula based letter of credit. The credit facility expires June 30, 2011 and carries an interest rate of the greater of 1.50% above prime rate or 5.50% on the formula line of credit and the greater of 2.00% above prime rate or 6.00% on the non-formula line of credit. The maximum amount of outstanding credit under the facility is $5 million.

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

The financial results of GridSense are included in our consolidated financial statements effective May 12, 2010. The financial results of Decision Dynamics are included in our Coreworx results effective April 30, 2010. The financial results of USSI are included in our consolidated financial statements effective February 23, 2010. Accordingly, there are no comparative results reported for these activities for the three and six month periods ended June 30, 2009.

	Six months ended June 30,		Three months ended June 30,
	2009	2010	2009	2010
CoaLogix	$9,937	$9,333	$4,547	$4,855
DSIT Solutions	4,219	5,429	2,158	2,823
Coreworx	2,102	1,667	1,075	897
GridSense	—	517	—	517
USSI	—	32	—	32
Total	$16,258	$16,978	$7,780	$9,124

BACKLOG

As of June 30, 2010, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

Backlog at June 30, 2010
CoaLogix	$11.6
DSIT Solutions	5.9
Coreworx	1.3
GridSense	0.2
USSI	0.4
Total	$19.4

RECENT DEVELOPMENTS

New Member of the Board of Directors

On July 30, 2010, we announced the appointment of Steven Ledger as a new member of our Board of Directors, bringing the total membership of the Board to seven.  Mr. Ledger is Managing Member of Tamalpais Partners, which he founded, and was previously President of Merriman Asset Management and Chief Investment Officer of Merriman Focus Fund. He also previously served as co-founder and managing partner of eCompanies Venture Group where he managed an Internet focused, strategic venture capital fund with investors that included Sprint, Disney, EarthLink and Sun America.

OVERVIEW AND TREND INFORMATION

During the 2010 period included in this report, we had operations in five reportable segments:

•	Catalyst regeneration technologies and management services for SCR systems which are provided through our CoaLogix subsidiary.

•
Sonar and acoustic related solutions for energy, defense and commercial markets and other real-time embedded hardware & software development is reported in our Naval and RT Solutions segment whose activities are conducted through our DSIT subsidiary.

•
Software for integrated project information and cost control solutions for energy exploration and power generation markets provided through our Coreworx subsidiary. The reported operations of Coreworx include the operations of Decision Dynamics Inc. which was acquired by Coreworx in April 2010.

•	Smart grid distribution automation products and services provided through our GridSense subsidiary which was acquired in May 2010.

•	Energy and security sensor systems services which is provided by USSI which was effectively acquired by us in February 2010.

Accordingly, our results for the three and six month periods ending June 30, 2010  are not comparable to the three and six month periods ending June 30, 2009 with respect to Coreworx’, GridSense’s and USSI’s results.

The following analysis should be read together with the segment information provided in Note 13 to the interim unaudited consolidated financial statements included in this quarterly report.

CoaLogix

Our CoaLogix segment reported decreased revenues in the first six months of 2010 as compared to the first six months of 2009, however, despite decreased revenues CoaLogix still reported increased gross profit as well as increased gross margin. Second quarter 2010 revenues reflected a modest increase over second quarter 2009 revenues with a commensurate increase in gross profit as gross margin increased slightly.

Revenues of $9.3 million represent a decrease of approximately $0.6 million or 6% in the first half of 2010 as compared to the first half of 2009. The decrease in revenues from the first half of 2009 was primarily due to revenue recognition timing on completed catalyst modules (“modules”) awaiting third party test results which caused approximately $0.7 million of revenue to be deferred from the fourth quarter of 2008 into the first quarter of 2009.  Second quarter 2010 revenues of $4.8 million reflected an increase of $0.3 million or 7% compared to second quarter 2009 revenues of $4.5 million. Second quarter 2010 revenues also reflected a $0.4 million or 8% increase over first quarter 2010 revenues. In addition to directing its resources to processing modules for revenue, some of CoaLogix' processing resources were directed to processing its own inventory of modules which increased by $0.9 million in the first half of 2010.

Despite the decreased revenues, gross profit in the first half of 2010 increased by approximately $0.3 million, or 9%, over first half 2009 gross profit. The increase in gross profit was due to the significantly increased gross margin which increased from 35% for the 2009 period to 41% in the 2010 period. The increased gross margin is primarily due to higher regeneration margins resulting from improved processing efficiencies and the processing of some mechanical cleaning jobs that typically have higher margins.

During the quarter, CoaLogix received new orders totaling $9.3 million and at the end of June 2010 had a backlog of $11.6 million. We expect revenues in the second half of 2010 to accelerate as the new Steele Creek plant becomes operational in August of 2010 which will significantly increase our capacity to process modules.

In April 2009, we entered into an agreement with CoaLogix, EnerTech and certain members of CoaLogix’ senior management pursuant to which Acorn and EnerTech each agreed to invest $5.6 million, and certain members of CoaLogix’ senior management agreed to invest an aggregate of approximately $260,000, in CoaLogix.  Through June 30, 2010, CoaLogix received $10.3 million (including $5.0 million from Acorn) out of the $11.5 million investment commitment from Acorn, EnerTech and CoaLogix' senior management, including $4.7 million invested ($2.3 million by Acorn) in 2010.  Proceeds of the investment have been or will be used by CoaLogix primarily for development of CoaLogix’ new Steele Creek facility, technology development, legal expenses and computer software. The remaining committed funds of $1.2 million were called and received in July 2010, and are expected to be used for development of CoaLogix' new Steele Creek facility.

DSIT Solutions

DSIT reported significantly increased revenues in the first half of 2010 as compared to the first half of 2009 as well as significantly increased gross profit, gross margin and net income. DSIT's revenues of $5.4 million for the first half of 2010 represents an increase of approximately $1.2 million or 29% as compared to the first half of 2009. Second quarter 2010 revenues also reflected increases  compared to second quarter 2009 revenues of $2.2 million ($0.7 million or 31%) and first quarter 2010 revenues ($0.2 million or 8%). The increase in revenues was primarily due to increased revenues in our Naval and RT Solutions segment which reported first half 2010 revenues of $4.8 million compared to $3.6 million in the first half of 2009 and $2.5 million in the second quarter of 2010 compared to $1.8 million in the second quarter of 2009. The increase in revenues was due to the revenues recorded from the $4.4 million AquaShield DDS order received at the end of 2009 and another non-DDS naval solution project received in 2010.

DSIT's gross profit in the first half of 2010 increased by approximately $0.8 million or 44% over first half 2009 gross profit. Gross margins also increased in the first half of 2010 to 45% as compared to 41% in the first half of 2009. The increase in gross profit was attributable to the increased margins on projects as the current mix of projects has higher margins than those in 2009, particularly the Naval and RT Solutions' AquaShield DDS projects.

In 2010, DSIT increased its net income to $0.7 million as compared to $0.4 million in the first half of 2009 (an increase of 92%) due to the increased gross profit ($0.8 million) which more than offset the increased general and administrative costs ($0.3 million) and income tax expense ($0.2 million).

At December 31, 2009, DSIT had a backlog of approximately $7.6 million. During the first half of 2010, we received new orders totaling approximately $3.8 million and at the end of June 2010 had a backlog of approximately $5.9 million. Based on our backlog, and pending orders, we expect that DSIT's revenues for the remainder of 2010 will continue to be at least at first half 2010 levels.

Coreworx

Coreworx’ revenues of $1.7 million (which includes approximately $0.2 million attributable to Decision Dynamics which was acquired in April 2010) in the first half of 2010 represents a decrease of $0.4 million or 21% from Coreworx’ first half 2009 revenues of $2.1 million. The decrease in revenues is mainly due to lower license fee revenues which were partially offset by the above-mentioned revenues from Decision Dynamics, as professional services and maintenance fees were stable in 2010 compared with 2009. The decrease in license fee revenues was the result on significant 2009 license orders that did not repeat in the first half of 2010.

Coreworx’ gross profit in the first half of 2010 was $1.3 million (of which $0.1 million was attributable to Decision Dynamics) compared to 2009 first half gross profit of $1.7 million – a decrease of 24%.  The decrease in Coreworx’ gross profit in 2010 was primarily attributable to the decrease in revenues as Coreworx’ gross margin decreased slightly from 80% in the first half of 2009 to 77% in the first half of 2010. The first half 2010 gross profit and margin were negatively impacted by a one-time charge to expense in the first quarter of 2010.

Coreworx' net loss of $5.2 million in the first half of 2010 was $4.6 million greater than its first half 2009 net loss due in part to the approximately $0.5 million of loss attributable to Decision Dynamics activities in the period since Coreworx’ acquisition and due to lower gross margins ($0.9 million) on reduced sales. The balance of Coreworx’ increased loss was caused by a combination of factors. Coreworx’ results were negatively impacted by the change in the value of the Canadian dollar during the six month period ended June 30, 2009 compared to the six month period ended June 30, 2010. The average exchange rate of the Canadian dollar during the 2010 period was approximately 17% greater than the average exchange rate of the Canadian dollar during the 2009 period.  As most of Coreworx’ costs are denominated in Canadian dollars, this change in the value of the Canadian dollar caused an increase in Coreworx’ reported costs in U.S. dollars. In addition, Coreworx had increased development costs related to additional developer, architect, product management and quality assurance personnel in the development of new products, as well as increased selling and marketing costs as it expanded its sales force to penetrate new markets and costs related to the acquisition of Decision Dynamics.

During the first half of 2010, Acorn lent Coreworx $3.75 million and an additional $0.65 million in July 2010 to finance its working capital needs. In the second quarter of 2010, Coreworx borrowed against a credit facility ($0.3 million) which it arranged with a major commercial bank in Canada during the second quarter of 2010 secured by its refundable SR&ED tax credits. The loan is repayable in the fourth quarter of 2010 to coincide with the receipt of SR&ED credits from the Canada Revenue Agency and the Ontario Ministry of Revenue tax authorities. As Coreworx sales have not improved as expected, Acorn continues to provide funds for Coreworx’ working capital needs. We believe that as Coreworx introduces its new suite of products (Interface Management, Project Controls and Contract Management), its sales will improve and it will require less working capital support. We have no assurance that Coreworx will be able to reduce its need for additional financing to support its working capital needs in 2010 and beyond. This support may be in the form of a new bank line, new investment by others, additional investment by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional investment from us in Coreworx may be limited by the working capital needs of our corporate activities and other operating companies.

In July 2010, in connection with Coreworx’ acquisition of Decision Dynamics, Coreworx effected a tax reorganization of Decision Dynamics which enabled certain of its SR&ED activities to be refundable as investment tax credits from the Canada Revenue Agency and the Ontario Ministry of Revenue tax authorities.

GridSense

In accordance with applicable accounting standards, we began consolidating the results of GridSense beginning May 12, 2010, the date we acquired the outstanding GridSense shares not previously owned by us (see Note 4(b) to the interim unaudited consolidated financial statements included in this quarterly report).  Prior to that date we accounted for our GridSense investment using the equity method. As our investment in GridSense was reduced to zero in 2009, we recorded no equity income or loss in GridSense during the period in 2010 prior to May 12, 2010.

In addition, we recorded a gain of $1.3 million on the step-up of the previous carrying value of our investment in GridSense to fair value in accordance with generally accepted accounting principles for step acquisitions.

In May 2010, GridSense acquired the assets of On-Line Monitoring Inc. (“OMI”), a manufacturer of on-line substation monitoring equipment based in Exton, PA.  OMI is recognized as a leader in the monitoring of transformer bushings and offers products that provide continuous online testing and measurement of critical substation assets.  OMI’s capabilities complement those of GridSense, especially the Transformer IQ.  In addition to expanding GridSense’s product offering, OMI will add critical know-how and technology for the development of new products.

During the period following our acquisition, we reported revenues of $0.5 million and a net loss of $0.3 million with respect to GridSense. Subsequent to our acquisition of GridSense, we transferred $1.25 million to GridSense for its working capital needs and for expansion of its sales and marketing team.  Sales are expected to increase as funds related to the US smart grid stimulus grants are released to utilities.  A number of GridSense’s utility customers have been awarded such grants and the company expects to benefit from these grants as projects move forward in deployment.

USSI

In accordance with applicable accounting standards, we began consolidating the results of USSI beginning February 23, 2010, the date we entered into the Option Agreements with USSI and certain stockholders of USSI.  We recorded minimal revenues during this period and a net loss of $0.4 million (prior to adjusting for attribution to non-controlling interests) with respect to USSI results. USSI continues to submit proposals and await responses for numerous projects related to its fiber-optic sensor systems for the energy market (4D Seismic products) and the security markets. Since February 23, 2010, USSI has received approximately $0.4 million in new orders including a $0.3 million order from Penn State Electro-Optics Center for Phase II of the Harbor Sentinel project, which calls for the development and testing of a prototype harbor security system being designed to protect 360 U.S. ports and harbors.

Corporate

At our annual meeting of stockholders on June 10, 2010, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of capital stock from 20,000,000 shares to 30,000,000 shares, all of which are Common Stock.  In addition, our stockholders also approved an amendment to our 2006 Stock Incentive Plan (the “Plan) to increase the aggregate number of shares of common stock which may be awarded under the Plan from 665,000 to 1,665,000 and the aggregate number of shares which may be awarded pursuant to incentive stock options by 800,000 to 1,000,000.   As a result of the approval of the amendment, 1,008,000 shares are available for new awards under the Plan, of which 800,000 may be granted as incentive stock options.

In April 2010, we funded a capital call of $0.5 million from EnerTech in connection with our investment in EnerTech.  Following this capital call, we have funded approximately $2.7 million of our $5.0 million commitment to EnerTech.

In March 2010, we raised approximately $11.4 million (after transaction costs) in a registered direct offering. At the end of July 2010, we had approximately $6.6 million in unrestricted cash and restricted cash of $0.6 million which we expect to be released in the fourth quarter of 2010. We continue to have significant corporate cash expenses and expect to continue to finance the working capital requirements of our current portfolio of companies as required. In addition, we expect to continue to expend in the future significant amounts on professional fees and other costs in connection with our strategy to seek out and invest in companies that fit our target business model.

Corporate general and administrative expense in the first half of 2010 reflected a $0.9 million increase to $2.6 million as compared to $1.7 million of expense in the first half of 2009. The increase in corporate general and administrative expense in 2010 is due primarily to bonuses recorded in the first quarter of 2010 combined with increased professional fees (primarily associated with the SEC inquiry and our acquisitions), increased investor relations costs and corporate personnel. Second quarter corporate general and administrative expense reflected a decrease of $0.3 million as compared to the first quarter of 2010. In coming quarters, we expect our corporate general and administrative costs to approximate second quarter 2010 costs.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the six and three month periods ended June 30, 2009 and 2010, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components.  For segment data see Note 13 to the Unaudited Consolidated Financial Statements included in this quarterly report.

The financial results of GridSense are included in our consolidated financial statements effective May 12, 2010. The financial results of Decision Dynamics are included in our Coreworx results effective April 30, 2010. The financial results of USSI are included in our consolidated financial statements effective February 23, 2010. Accordingly, there are no comparative results reported for these activities for the three and six month periods ended June 30, 2009.

	Six months ended June 30,					Three months ended June 30,
	2009		2010		Change	2009		2010		Change
	($,000)	% of sales	($,000)	% of sales	From 2009 to 2010	($,000)	% of sales	($,000)	% of sales	From 2009 to 2010
Sales	$16,258	100%	$16,978	100%	4%	$7,780	100%	$9,124	100%	17%
Cost of sales	9,389	58	9,099	54	(3)	4,290	55	4,953	54	15
Gross profit	6,869	42	7,879	46	15	3,490	45	4,171	46	20
R&D expenses, net	(348)	(2)	1,542	9	(543)	(624)	(8)	872	10	(240)
Dividends from EnerTech	—	—	(135)	(1)		—	—	—	—	—
SG&A expenses	8,807	54	13,886	82	58	4,629	59	7,565	83	63
Operating loss	(1,590)	(10)	(7,414)	(44)	366	(515)	(7)	(4,266)	(47)	728
Finance income (expense), net	(84)	(1)	(305)	(2)	263	85	1	(355)	(4)	(518)
Gain on investment in GridSense	—	—	1,327	8		—	—	1,327	15
Gain on sale of Comverge shares	1,227	8	—		(100)	810	10	—		(100)
Income before taxes on income	(447)	(3)	(6,392)	(38)	1,330	380	5	(3,294)	(36)	(967)
Taxes on income	—	—	(198)	(1)		—	—	(123)	(1)
Income (loss) from operations of the Company and its consolidated subsidiaries	(447)	(3)	(6,590)	(39)	1,374	380	5	(3,417)	(37)	(999)
Share of losses in GridSense	(129)	(1)	—		(100)	—	—	—	—
Net income (loss)	(576)	(4)	(6,590)	(39)	1,044	380	5	(3,417)	(37)	(999)
Net (income) loss attributable to non-controlling interests	(144)	(1)	315	2	(319)	(37)	(1)	265	3	(816)
Net income (loss) attributable to Acorn Energy Inc.	$(720)	(4)	$(6,275)	(37)	772	$343	4	$(3,152)	(35)	(1,019)

Revenues.  Revenues in the first half of 2010 increased by $0.7 million or 4% from $16.3 million in the first half of 2009 to $17.0 million in the first half of 2010. The increase is attributable to revenues of $0.5 million and $0.2 million from GridSense and Decision Dynamics, respectively, both of which were acquired by us during 2010 combined with the changes in revenues in our other subsidiaries. CoaLogix’ revenues decreased by $0.6 million (6%) to $9.3 million compared to first half 2009 sales of $9.9 million. Coreworx’ revenues decreased by $0.4 million (21%) to $1.7 million. The $1.7 million of Coreworx revenues includes the $0.2 million of reported Decision Dynamics’ revenues since our acquisition in April 2010. DSIT’s revenues increased $1.2 million (29%) to $5.4 million. The decrease in CoaLogix’ revenues from the first half of 2009 was primarily due to revenue recognition timing on completed modules awaiting third party test results which caused approximately $0.7 million of revenue to be deferred from the fourth quarter of 2008 into the first quarter of 2009. In addition, some of CoaLogix' processing resources were directed to processing its own inventory of modules which increased by $0.9 million in the first half of 2010. The decrease in Coreworx’ revenues was due to lower license revenues as significant license orders recognized in the first half of 2009 did not rematerialize in the first half of 2010. DSIT's increased revenue was primarily due to revenues recorded from the $4.4 million AquaShield DDS order received at the end of 2009 and an additional non-DDS naval solution project received in 2010.

Gross profit. Gross profit in the first half of 2010 increased by $1.0 million (15%) as compared to the first half of 2009. The increase is partially attributable to gross profit of $0.3 million and $0.1 million from GridSense and Decision Dynamics, respectively.  In addition, gross profit at CoaLogix increased by $0.3 million (9%) in the first half of 2010 compared to the first half of 2009 despite the reduction in revenues. The increase in CoaLogix’ gross profit is attributable to an increase in CoaLogix' gross margin from 35% to 41% which is primarily due to higher regeneration margins from improved processing efficiencies.  DSIT's first half 2010 gross profit increased by $0.8 million (44%) over first half 2009 gross profit. The increase in DSIT's gross profit was attributable to the reported increased revenues as well as increased margins which improved from 41% in 2009 to 45% in 2010. DSIT's increased gross margins in 2010 was due to greater revenues reported on higher margin projects such as its AquaShield DDS worked on in 2010. Coreworx’ gross profit decreased $0.4 million (24%) as compared to the same period in 2009. The $1.3 million of Coreworx’ gross profit for the first half of 2010 includes the $0.1 million of reported Decision Dynamics’ gross profit since our acquisition. Coreworx’ gross margin decreased slightly from 80% to 77% over the periods.

Research and development (“R&D”) expenses. R& D expenses increased from a net benefit of $0.3 million in the first half of 2009 to $1.6 million of expense in the first half of 2010. In 2009, we recorded a benefit of approximately $1.0 million from R&D expense following the approval of a claim by Coreworx for scientific and development tax credit refunds for a prior period from the Canada Revenue Agency of the Ontario Ministry of Revenue.

Selling, general and administrative expenses (“SG&A”).  SG&A costs in the first half of 2010 increased by $5.1 million as compared to the first half of 2009. The increased SG&A costs are partly attributable to the $0.3 million, $0.5 million and $0.3 million of SG&A expenses reported by USSI, GridSense and Decision Dynamics - our newly acquired subsidiaries. CoaLogix’ SG&A costs in the first half of 2010 increased by $1.1 million as compared to the first half of 2009 reflecting increased overhead costs resulting from the company’s growth and a provision recorded for the settlement of the suit with EES. Coreworx’ SG&A costs increased by $2.1 million in the first half of 2010 of which $0.3 million was attributable to Decision Dynamics’ SG&A expenses and the balance due primarily to increased selling and marketing costs as the company has expanded its sales force to penetrate new markets as well as for costs related to the acquisition of Decision Dynamics. Coreworx’ SG&A costs were also negatively impacted by the increased value of the Canadian dollar in 2010 as compared to 2009 which increased the reported costs of Coreworx in U.S. dollars. DSIT’s SG&A increased $0.3 million primarily as a result of increased salary costs and non-recurring provisions recorded associated with salary adjustments. Corporate general and administrative costs increased by $0.9 million due to $0.3 million of bonuses recorded in the first half combined with increased administrative and salary costs and professional and investor relation fees.

Net loss.  We had a net loss of $6.3 million in the first half of 2010 compared with net loss of $0.7 million in the first half of 2009. Our loss in 2010 was primarily due to Coreworx’ losses of $5.2 million and corporate expenses of $2.6 million, partially offset by net income from our DSIT subsidiary of $0.7 million and a gain of $1.3 million we recorded with respect to the step-up of the previous carrying value of our investment in GridSense to fair value in accordance with generally accepted accounting principles for step acquisitions.

Liquidity and Capital Resources

As of June 30, 2010, we had working capital of $16.1 million, including $10.0 million of non-restricted cash and cash equivalents. Our working capital includes restricted deposits of approximately $1.9 million of which we expect $0.9 million to be released by the end of 2010.  Net cash decreased during the six months ended June 30, 2010 by $1.2 million, of which approximately $8.7 million was used in operating activities. The primary use of cash in operating activities during the first six months of 2010 was the $5.5 million, $1.3 million and $0.8 million used by Coreworx, GridSense and CoaLogix in their respective operations combined with the $1.7 million of cash used in our corporate operating activities. This was partially offset by the $1.1 million of cash provided by operating activities from our DSIT subsidiary.

Cash used in investment activities during the first six months of 2010 was $7.4 million.  Our primary uses of cash during the first six months of 2010 were (1) $5.6 million used for the acquisition of property and equipment (primarily at CoaLogix for its new Steele Creek facility), (2) approximately $1.4 million used in the acquisition of GridSense (net of cash acquired), (3) $0.5 million used to fund a capital call at EnerTech, and (4) approximately $0.5 million, net for restricted deposits. These uses of cash were partially offset by the approximate $1.0 million of cash received in our acquisition of Decision Dynamics which was acquired for Acorn common stock.

Net cash of $14.7 million was provided by financing activities. Cash provided by financing activities was primarily from our recent sale of shares ($11.4 million net of transaction costs), from the issuance of shares to non-controlling interests in CoaLogix ($2.4 million) and proceeds from the utilization of credit lines ($0.7 million).

On June 30, 2010, the subsidiaries of CoaLogix had a $2 million formula based line-of-credit available to it for utilization from a bank.  On July 22, 2010, the subsidiaries of CoaLogix executed an amendment of its credit facility which extended and increased its credit availability to a $4 million formula based line-of-credit, a $1 million non-formula based line-of-credit and $1 million non-formula based letter of credit. The credit facility expires June 30, 2011 and carries an interest rate of the greater of 1.50% above prime rate or 5.50% on the formula line of credit and the greater of 2.00% above prime rate or 6.00% on the non-formula line of credit. The maximum amount of outstanding credit under the facility is $5 million.   At June 30, 2010, CoaLogix was utilizing $200,000 of the formula based line-of-credit.  The line-of-credit is used to finance CoaLogix’ working capital and to finance its growth and is subject to certain financial covenants. CoaLogix was in compliance with its financial covenants at June 30, 2010. We believe that CoaLogix will have sufficient liquidity to finance its operating activities and plant expansion from cash flows from its own operations, cash received from Acorn, EnerTech and certain members of CoaLogix senior management (see below) and bank financing over the next 12 months.

In April 2009, Acorn, EnerTech and certain members of CoaLogix’ senior management agreed to invest approximately $11.5 million in CoaLogix.  Through July 31, 2010, the entire $11.5 million ($5.9 million in 2010) had been invested including $5.6 million from Acorn ($2.9 million in 2010).

At June 30, 2010, DSIT had NIS 2.0 million ($516,000) of Israeli credit lines available to it by an Israeli bank of which $445,000 was then being used. The line-of-credit is subject to certain financial covenants. DSIT was in compliance with its financial covenants at June 30, 2010. In addition, DSIT also has a term loan of approximately NIS 1.8 million ($456,000) which is payable in monthly payments through December 31, 2013.  DSIT has recently received a proposal from another Israeli bank for additional credit lines. DSIT is currently awaiting the finalization of documentation with respect to the additional credit lines. We believe that DSIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months.  This is based on continued utilization of its lines of credit and expected continued improvement of operating results stemming from anticipated growth in sales.

Through July 2010, we lent Coreworx $4.4 million to finance its working capital needs. In the second quarter of 2010, Coreworx borrowed against a credit facility ($0.3 million) which it arranged with a major commercial bank in Canada during the second quarter of 2010 secured by its refundable SR&ED tax credits (at a rate of 370 basis points above the Prime rate in Canada, currently 2.75%). The loan is repayable in the fourth quarter of 2010 to coincide with the receipt of SR&ED credits from the Canada Revenue Agency and the Ontario Ministry of Revenue tax authorities. As Coreworx’ sales have not improved as expected, Acorn continues to provide funds for Coreworx’ working capital needs. We believe that as Coreworx introduces its new suite of products (Interface Management, Project Controls and Contract Management), its sales will improve and it will require less working capital support. We have no assurance that Coreworx will be able to improve its sales or reduce its need for additional financing to support its working capital needs in 2010 and beyond. This support may be in the form of a new bank line, new investment by others, additional investment by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional investment from us in Coreworx may be limited by the working capital needs of our corporate activities and other operating companies.

USSI currently has no other sources of financing other than its internally generated sales and the funds from the exercise of our options. Our next option (exercise price of $260,000) expires on August 27, 2010. If we do not exercise the option, we have no assurance that USSI will not need additional financing from time-to-time to finance its working capital needs. This support may be in the form of a bank line or new investment by others, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.  The amount of any additional investment from us in USSI may be limited by the working capital needs of our corporate activities and other operating companies.

As of August 1, 2010, the Company’s corporate operations had a total of approximately $7.2 million in cash and cash equivalents (including the $0.6 million deposited in an account as a security for a guarantee for DSIT), reflecting a $1.6 million decrease from the balance as of June 30, 2010. The decrease from June 30, 2010 includes $650,000 and $250,000 transferred to our Coreworx and GridSense subsidiaries, respectively, and $600,000 transferred to CoaLogix as part of our agreement to invest in CoaLogix (see above).

We believe that the cash on hand plus the expected release of restricted deposits as well as cash from our subsidiaries operating activities will provide more than sufficient liquidity to finance Acorn and its subsidiaries activities for the foreseeable future and for the next 12 months in particular.

Contractual Obligations and Commitments

Our contractual obligations and commitments at June 30, 2010 principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and potential severance obligations, investment and purchase commitments and are set forth in the table below.

	Cash Payments Due During Year Ending June 30,
	(amounts in thousands)
Contractual Obligations	Total	2011	2012- 2013	2014- 2015	2016 and thereafter
Long-term bank debt and utilized lines-of-credit	$1,476	$1,121	$286	$69	$—
Operating leases	6,747	2,219	2,562	1,011	955
Potential severance obligations (1)	3,287	28	—	1,009	2,250
Investment in EnerTech(2)	2,350	2,350	—	—	—
Investment in CoaLogix (3)	600	600	—	—	—
Purchase commitments	2,674	2,674	—	—	—
Royalties (4)	$155	5	30	70	50
Total contractual cash obligations	$17,289	$8,997	$2,878	$2,159	$3,255

We expect to finance these contractual commitments from cash on hand and cash generated from operations.

(1) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and ending salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies.  As of June 30, 2010, we accrued a total of $3.3 million for potential severance obligations of which approximately $2.1 million was funded with cash to insurance companies.

(2) In August 2007, we committed to invest up to $5 million over a ten-year period in EnerTech, a proposed $250 million venture capital fund targeting early and expansion stage energy and clean energy technology companies that can enhance the profits of the producers and consumers of energy.

Our obligation under this commitment is presented as an obligation due in the next 12 months, though it is uncertain as to when actual payments may be made. Through June 30, 2010, we have funded capital calls of $2,650,000 to EnerTech.

(3) In April 2009, we entered into an agreement with CoaLogix, EnerTech and certain members of CoaLogix’ senior management to invest up to $5,624,000 in CoaLogix. Through June 30, 2010, we invested $5,024,000 of our $5,624,000 commitment. Our remaining obligation under this commitment was made in July 2010.

(4) In April 2010, CoaLogix signed an agreement to acquire a license to use certain technology developed by a third-party. Under the license agreement, CoaLogix is required to pay the greater of (1) royalties to the third-party of 2% of certain sales defined in the agreement or (2) minimum annual royalties of  $5, $10, $20, $30 $40 and $50 for the periods ending June 30, 2011 through 2016 and thereafter. The agreement may be terminated by CoaLogix at any time. The above table includes only the minimum annual royalty payment and assumes the minimal payment through June 2016 though the agreement does not have an expiration date.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

SCR-Tech LLC v Evonik Energy Services LLC et al.
District of Connecticut, Case No. 3:08 CV 1237 (RNC)

As reported previously in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K filed since November 13, 2008, on July 30, 2008, SCR-Tech LLC (“SCR-Tech”), a subsidiary of CoaLogix, filed suit in Mecklenburg County, North Carolina, Superior Court against Evonik Energy Services LLC (“Evonik LLC”), Hans-Ulrich Hartenstein and Brigitte Hartenstein (the “Hartensteins”), and three of Evonik LLC’s German parent companies: Evonik Energy Services GmbH, Evonik Steag GmbH and Evonik Industries AG (the “German Defendants”).  The Hartensteins, Evonik LLC and the German Defendants are collectively referred to as the “Evonik Defendants.”

On February 25, 2010, the Evonik Defendants filed motions for summary judgment on the non-existence of SCR-Tech’s trade secrets or confidential information, statutes of limitation, release and lack of standing and a motion requesting that the court stay discovery.  SCR-Tech filed responses to these motions.  The court, after hearing argument on these motions, issued its order dated July 12, 2010 denying the Evonik Defendants’ motions for summary judgment on statutes of limitation, release and lack of standing, and with respect to the motion for summary judgment on non-existence of trade secrets or confidential information the court held such motion in abeyance pending completion of limited discovery as directed by the court.  Such limited discovery is to be taken over a period of 100 days from the date of such order, and such discovery is presently in process.

In the answers filed by the Evonik Defendants, the Evonik Defendants have asserted counterclaims against SCR-Tech with unspecified amounts of damages.  CoaLogix believes that such counterclaims are without merit, and that any award of any material amount with respect to such counterclaims is remote.  Therefore, no accrual for any contingency relating to such counterclaims has been made nor can the range of any possible loss due to such counterclaims be reasonably estimated at this time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

1.           As more fully described in Amendment No.1 to our Current Report on Form 8-K/A filed on May 5, 2010, our Coreworx subsidiary completed the acquisition of all of the issued and outstanding common shares of Decision Dynamics Technology Ltd., a Canadian corporation (“Decision Dynamics”) on April 30, 2010, in consideration for issuance of 1,000,000 shares of our common stock to the shareholders of Decision Dynamics in accordance with terms of a previously announced agreement that we entered into on March 2, 2010 with Coreworx and Decision Dynamics.

2.           On November 4, 2009 we entered into a binding letter of intent with GridSense Pty Ltd (“GridSense”) and the principal stockholders of GridSense to acquire all of the outstanding shares of GridSense that the Company did not already own. This letter of intent had expired but served as the basis for the parties to negotiate the Share Sale Agreement which the parties executed and closed on May 12, 2010 with an effective date as of April 28, 2010. Prior to the acquisition, we owned shares of GridSense representing approximately 30% of GridSense’s outstanding shares. GridSense provides remote monitoring and control systems to electric utilities and industrial facilities worldwide.

The total purchase price of $4,406,000 is comprised of the following: (1) the market value of the 206,995 shares of Acorn common stock issued to the former stockholders of GridSense ($1,085,000 - based on the market price of Acorn shares on the date of the transaction in accordance with generally accepted accounting principles); (2) the $882,000 of cash paid and the market value of the 149,201 shares of Acorn common stock issued ($782,000) for the purchase of the promissory notes; (3) $594,000 of cash that was provided to GridSense at closing to pay a stockholder loan; (4) an earn-out which is estimated to be $287,000 and is recorded as a liability in Other current liabilities; and (5) $750,000 of loans provided to GridSense in 2009 ($550,000) and in 2010 ($200,000) in contemplation of the acquisition and accrued interest ($26,000) on those loans.

The issuance of our common stock in this transaction was made without registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereof, in that it did not involve a public offering.

Under the Share Sale Agreement, we agreed to pay an earn-out to the stockholders of GridSense as part of the consideration for their shares.  To the extent that GridSense’s sales for the period April 1, 2010 through March 31, 2011 exceed $4,384, we will pay the GridSense stockholders an amount equal to 50% of that excess, up to $2,435, multiplied by 69.86% (representing their ownership interest in GridSense) for a maximum earn-out payment of $1,701.  We have the option of paying any earn-out in cash and/or shares of our common stock and have estimated this amount to be $287, which is included in the purchase price above. If we use shares as all or part of the payment, each share would be valued as the volume weighted average price of our common stock on the 20 trading days preceding the date of the issuance of the auditor’s report relating to the Company’s 2010 financial statements.

The shares of common stock which were issued in consideration for acquiring the debt, including any shares issued in payment of the earn-out, are subject to an escrow for possible indemnity claims and restrictive legend, with 50% of the shares released after six months and the balance one year after issuance. The shares of common stock which have been and may be issued in consideration for acquiring Gridsense’s shares would be subject to restrictive legends. The escrow arrangement and the restrictive legends provide that 50% of the shares will be available for trading after six months and the balance available for trading one year after issuance.

Pursuant to the terms of the Share Sale Agreement, we have agreed to provide GridSense with up to an additional $1,800,000 in working capital which may be in the form of debt or equity.

Item 6. Exhibits.

3.1	Certificate of Incorporation of the Registrant, with amendments thereto (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S 1 (File No. 33 70482)).
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

3.4
Certificate of Amendment to the Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on June 15, 2010 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2010).

10.1
Acorn Energy, Inc. 2006 Amended and Restated Stock Incentive Plan (as amended and restated effective June 10, 2010) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

#  This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: August 12, 2010

	By:	/s/ Michael Barth
Michael Barth
Chief Financial Officer