Form 10-Q
period 2010-09-30
ACORN ENERGY, INC.
filed 2010-11-10
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2010
Common Stock, $0.01 par value per share	16,116,005 shares

ACORN ENERGY, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended September 30, 2010

TABLE OF CONTENTS

PART I. Financial Information

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets
	as of December 31, 2009 and September 30, 2010	1

	Condensed Consolidated Statements of Operations
	for the three and nine month periods ended September 30, 2009 and 2010	2

	Condensed Consolidated Statement of Changes in Equity
	for the nine month period ended September 30, 2010	3

	Condensed Consolidated Statements of Cash Flows
	for the nine month periods ended September 30, 2009 and 2010	4

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	23

Item 4.	Controls and Procedures	35

PART II. Other Information

Item 1.	Legal Proceedings	36

Item 6.	Exhibits	37

Signatures		38

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

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(unaudited)

ASSETS	As of December 31, 2009	As of September 30, 2010
Current assets:
Cash and cash equivalents	$11,208	$4,966
Restricted deposits	1,627	1,579
Accounts receivable, net	3,541	7,262
Unbilled revenue and work-in-process	4,113	5,901
Inventory	1,848	4,305
Other current assets	2,317	3,236
Total current assets	24,654	27,249
Property and equipment, net	3,357	11,495
Other investments and loans to equity investees	2,796	2,937
Funds in respect of employee termination benefits	2,074	2,330
Restricted deposits	611	713
Intangible assets, net	8,194	13,891
Goodwill	6,679	14,363
Deferred taxes	227	269
Other assets	143	669
Total assets	$48,735	$73,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank credit and current maturities of long-term bank debt	$430	$1,648
Accounts payable	1,607	3,972
Accrued payroll, payroll taxes and social benefits	1,409	2,104
Advances from customers	1,924	3,625
Other current liabilities	3,064	6,562
Total current liabilities	8,434	17,911

Liability for employee termination benefits	3,129	3,539
Long-term debt	405	319
Other long-term liabilities	669	310
Total long-term liabilities	4,203	4,168
Stockholders’ Equity:
Acorn Energy, Inc. stockholders
Common stock - $0.01 par value per share: Authorized – 30,000,000 shares; Issued –13,248,813 and 16,917,925 shares at December 31, 2009 and September 30, 2010, respectively	132	169
Additional paid-in capital	58,373	78,270
Warrants	290	274
Accumulated deficit	(23,343)	(33,747)
Treasury stock, at cost –1,275,081 and 801,920 shares at December 31, 2009 and September 30, 2010, respectively	(4,827)	(3,036)
Accumulated other comprehensive income	152	492
Total Acorn Energy, Inc. stockholders’ equity	30,777	42,422
Non-controlling interests	5,321	9,415
Total stockholders’ equity	36,098	51,837
Total liabilities and stockholders’ equity	$48,735	$73,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	Nine months ended September 30,		Three months ended September 30,
	2009	2010	2009	2010
Revenues:
Catalytic regeneration	$12,761	$14,812	$2,824	$5,479
Projects	6,156	8,447	2,154	3,189
Software license and services	3,487	2,758	1,385	1,091
Smart grid distribution products and services	--	1,188	--	671
Other	317	360	100	157
	22,721	27,565	6,463	10,587
Cost of sales:
Catalytic regeneration	8,592	10,109	2,126	4,563
Projects	3,566	4,632	1,215	1,815
Software license and services	599	531	183	151
Smart grid distribution products and services	--	512	--	321
Other	234	249	78	84
	12,991	16,033	3,602	6,934
Gross profit	9,730	11,532	2,861	3,653
Operating expenses:
Research and development expenses, net of SRED credits of $1,016 in the nine months ended September 30, 2009	76	2,428	424	886
Dividends received from EnerTech	--	(135)	--	--
Selling, general and administrative expenses	13,372	21,352	4,565	7,466
Total operating expenses	13,448	23,645	4,989	8,352
Operating loss	(3,718)	(12,113)	(2,128)	(4,699)
Finance income (expense), net	213	(174)	297	131
Gain on investment in GridSense	--	1,327	--	--
Gain on sale of Comverge shares	1,403	--	176	--
Loss before taxes on income	(2,102)	(10,960)	(1,655)	(4,568)
Tax benefit (expense) on income	72	(570)	72	(372)
Loss from operations of the Company and its consolidated subsidiaries	(2,030)	(11,530)	(1,583)	(4,940)
Share in losses of GridSense	(129)	--	--	--
Share in income of Paketeria	263	--	263	--
Net loss	(1,896)	(11,530)	(1,320)	(4,940)
Net (income) loss attributable to non-controlling interests	(48)	688	96	373
Net loss attributable to Acorn Energy Inc.	$(1,944)	$(10,842)	$(1,224)	$(4,567)
Basic and diluted earnings per share attributable to Acorn Energy Inc.:
Net loss per share attributable to Acorn Energy Inc. – basic and diluted	$(0.17)	$(0.75)	$(0.11)	$(0.29)
Weighted average number of shares outstanding attributable to Acorn Energy Inc. – basic and diluted	11,365	14,475	11,186	15,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(IN THOUSANDS)

	Acorn Energy, Inc. Stockholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Acorn Energy, Inc. Stockholders’ Equity	Non-controlling interests	Total Equity
Balances as of December 31, 2009	13,249	$132	$58,373	$290	$(23,343)	$(4,827)	$152	$30,777	$5,321	$36,098
Net loss	--	--	--	--	(10,842)	--	--	(10,842)	(688)	(11,530)
Differences from translation of subsidiaries’ financial statements	--	--	--	--	--	--	340	340	14	354
Comprehensive loss	--	--	--	--	--	--	--	(10,502)	(674)	(11,176)
Issuance by CoaLogix of CoaLogix shares to non-controlling interests (see Note 5)	--	--	587	--	--	--	--	587	2,423	3,010
Shares issued in capital raise, net of transaction costs (see Note 8 (a))	2,232	22	11,445	--	--	--	--	11,467	--	11,467
Shares issued in acquisition of Decision Dynamics (see Note 4(a))	1,000	10	5,630	--	--	--	--	5,640	--	5,640
Shares issued in acquisition of GridSense (see Note 4(b))	356	4	1,863	--	--	--	--	1,867	--	1,867
Non-controlling interests created in USSI consolidation (see Note 4(c))	--	--	--	--	--	--	--	--	3,600	3,600
Adjustment of non-controlling interests following exercise of USSI options (see Note 4(c)(i))	--	--	1,904	--	--	--	--	1,904	(1,904)	--
Issuance of treasury shares in exercise of USSI option (see Note 8(c))	--	--	(2,229)	--	438	1,791	--	--	--	--
Other	--	--	--	--	--	--	--	--	48	48
Stock option compensation	--	--	462	--	--	--	--	462	--	462
Stock option compensation of subsidiaries	--	--	--	--	--	--	--	--	601	601
Exercise of options and warrants	81	1	235	(16)	--	--	--	220	--	220
Balances as of September 30, 2010	16,918	$169	$78,270	$274	$(33,747)	$(3,036)	$492	$42,422	$9,415	$51,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine months ended September 30,
	2009	2010
Cash flows provided by (used in) operating activities:
Net loss	$(1,896)	$(11,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,359	1,723
Share in losses of GridSense	129	--
Share in income of Paketeria	(263)	--
Exchange rate adjustment on restricted deposits	(32)	--
Exchange rate adjustment on amounts funded for employee termination benefits net of exchange adjustment on liability for employee termination benefits	11	28
Increase in liability for employee termination benefits	203	316
Stock-based compensation	1,141	1,063
Impairments	80	--
Gain on investment in GridSense	--	(1,327)
Gain on sale of Comverge shares	(1,403)	--
Other	--	33
Change in operating assets and liabilities:
Increase in accounts receivable, unbilled work-in process, other current and other assets	(1,148)	(4,896)
Increase in inventory	(1,345)	(1,566)
Increase (decrease) in accounts payable, accrued payroll, payroll taxes and social benefits, advances from customers, other current liabilities and other liabilities	(977)	4,239
Net cash used in operating activities	(4,141)	(11,917)
Cash flows provided by (used in) investing activities:
Proceeds from sale of Comverge shares and covered calls	3,990	--
Investment in EnerTech	(1,000)	(900)
Restricted deposits	(670)	(1,225)
Release of restricted deposits	2,468	1,172
Loan to GridSense prior to acquisition	--	(200)
Amounts funded for employee termination benefits	(159)	(190)
Acquisitions of property and equipment	(983)	(8,401)
Acquisitions of license	--	(82)
Acquisition of USSI, net of cash acquired (See Schedule A)	--	7
Acquisition of Decision Dynamics, net of cash acquired (See Schedule B)	--	1,021
Acquisition of GridSense, net of cash acquired (See Schedule C)	--	(1,352)
Acquisition of OMI (See Schedule D)	--	--
Net cash provided by (used in) investing activities	3,646	(10,150)
Cash flows provided by (used in) financing activities:
Proceeds from capital raise, net of transaction costs	--	11,467
Issuance of shares to non-controlling interests in consolidated subsidiary	1,991	3,010
Proceeds from option and warrant exercises	97	220
Short-term debt borrowings, net	379	1,161
Repayment of notes payable due to former shareholders of Coreworx	(3,400)	--
Repayments of long-term debt	(4)	(159)
Other	--	50
Purchase of additional shares of DSIT	(294)	--
Purchase of treasury shares	(1,108)	--
Net cash provided by (used in) financing activities	(2,339)	15,749
Effect of exchange rate changes on cash and cash equivalents	(290)	76
Net decrease in cash and cash equivalents	(3,124)	(6,242)
Cash and cash equivalents at beginning of period	15,142	11,208
Cash and cash equivalents at end of period	$12,018	$4,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (dollars in thousands)

Non-cash items:
Intangibles acquired by Coreworx in consideration for future royalties	$99
Adjustment of additional paid-in-capital and non-controlling interests from investment in CoaLogix by non-controlling interests	$445	$587
Adjustment of additional paid-in-capital and non-controlling interests from the exercise of an option by Acorn in USSI		$1,904
Value of Acorn shares issued in the acquisition of Decision Dynamics		$5,640
Value of Acorn shares issued in the acquisition of GridSense		$1,867
Value of treasury shares issued in the exercise of an option to invest in USSI		$2,229
Schedule A:
Assets/liabilities acquired in the acquisition of USSI:
Other current assets		$(55)
Property and equipment		(56)
Intangibles		(2,565)
Goodwill		(1,402)
Current liabilities		285
Prior year investment in USSI		200
Non-controlling interests		3,600
		$7
Schedule B:
Assets/liabilities acquired in the acquisition of Decision Dynamics:
Other current assets		$(1,149)
Property and equipment		(339)
Intangibles		(1,248)
Goodwill		(2,476)
Current liabilities		593
Value of Acorn shares issued in the acquisition of Decision Dynamics		5,640
		$1,021
Schedule C:
Assets/liabilities acquired in the acquisition of GridSense:
Inventory		$(833)
Other current assets		(482)
Property and equipment		(71)
Other assets		(370)
Intangibles		(2,314)
Goodwill		(3,655)
Current liabilities		2,003
Short term and long-term debt		113
Gain on step-up of investment		1,327
Consideration paid – see Note 4(b) for detail		4,406
Less cash included in consideration paid		(1,476)
		$(1,352)
Schedule D:
Assets/liabilities acquired in the acquisition of OMI:
Other current assets		$(39)
Property and equipment		(41)
Intangibles		(322)
Current liabilities		402
		$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Note 3: Inventory

	As of December 31, 2009	As of September 30, 2010
Raw materials	$550	$1,195
Work-in-process	1,298	2,350
Finished goods	--	760
	$1,848	$4,305

Note 4: Acquisitions

(a)	Acquisition of Decision Dynamics Technology Ltd.

On April 30, 2010, the Company's Coreworx subsidiary completed the acquisition of all of the issued and outstanding common shares of Decision Dynamics Technology Ltd., a Canadian corporation (“Decision Dynamics”), in consideration for issuance of 1,000,000 shares of the Company's common stock to the stockholders of Decision Dynamics in accordance with terms of a previously announced agreement that the Company entered into on March 2, 2010 with Coreworx and Decision Dynamics.  Decision Dynamics is a provider of capital project controls and cost management software for normal operations and capital projects in the energy industry and, until completion of the acquisition by Coreworx, had been a TSX Venture Exchange-traded company.

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

The transaction is accounted for as a purchase business combination. Decision Dynamics’ results from operations for the period from acquisition (April 30, 2010) to September 30, 2010 have been included in the Company’s consolidated statement of operations.

The purchase price of $5,640 represents the market value of the 1,000,000 shares of Acorn common stock issued to the former stockholders of Decision Dynamics (based on the closing price of Acorn shares on the date of the transaction in accordance with generally accepted accounting principles).

The assets and liabilities of Decision Dynamics are required to be adjusted to their fair values.  The fair value of Decision Dynamics is allocated to identifiable tangible and intangible assets and liabilities assumed based on their fair values as of the date of the completion of the transaction. Based upon a third-party valuation of intangible assets as of that date, the Company has allocated the $5,640 purchase price to assets and liabilities as follows:

Cash	$1,021
Other current assets	1,149
Property and equipment	339
Intangible assets	1,248
Goodwill	2,476
Total assets acquired	6,233

Current liabilities	(593)
Fair value acquired	$5,640

Intangible assets with estimated useful lives are amortized over that period. The acquired intangible assets with useful lives include approximately $367 for the estimated market value of Decision Dynamics’ customer contracts and relationships (estimated useful life of eight years) and approximately $881 for the estimated market value of Decision Dynamics’ software (estimated useful life of 12 years). The goodwill of $2,476 will not be amortized for financial statement purposes in accordance with generally accepted accounting principles. The intangible assets and the goodwill acquired were assigned to the Company’s Coreworx segment. (See Note 15(a) – Subsequent Events.)

(b)	Acquisition of GridSense

Under the terms of a Share Sale Agreement entered into by and among the Company, GridSense Pty Ltd.  (“GridSense”), the GridSense stockholders and certain note holders of GridSense on May 12, 2010, the Company acquired the outstanding GridSense shares that were not owned by it (69.86%).

The total purchase price of $4,406 is comprised of the following: (1) the market value of the 206,995 shares of Acorn common stock issued to the former stockholders of GridSense ($1,085 - based on the market price of Acorn shares on the date of the transaction in accordance with generally accepted accounting principles); (2) the $882 of cash paid and the market value of the 149,201 shares of Acorn common stock issued ($782) for the purchase of the promissory notes; (3) $594 of cash that was provided to GridSense at closing to pay a stockholder loan; (4) an earn-out which is estimated to be $287 (see below) and is recorded as a liability in Other current liabilities; and (5) $750 of loans provided to GridSense in 2009 ($550) and in 2010 ($200) in contemplation of the acquisition and accrued interest ($26) on those loans.

Under the Share Sale Agreement, the Company agreed to pay an earn-out to the stockholders of GridSense as part of the consideration for their shares.  To the extent that GridSense’s sales for the period April 1, 2010 through March 31, 2011 exceed $4,384, the Company will pay the GridSense stockholders an amount equal to 50% of that excess, up to $2,435, multiplied by 69.86% (representing their ownership interest in GridSense) for a maximum earn-out payment of $1,701.  The Company has the option of paying any earn-out in cash and/or shares of its common stock and initially estimated this amount to be $287, which is included in the purchase price above. As at September 30, 2010, the Company has reduced its estimate of the earn-out to $200, with the $87 adjustment being recorded against selling, general and administrative expense (SG&A).

In connection with the acquisition of GridSense, the Company recorded a gain of $1,327 on the step-up of the Company’s previous carrying value of its investment in GridSense to fair value in accordance with generally accepted accounting principles for step acquisitions.

The transaction is accounted for as a purchase business combination. GridSense’s results from operations for the period from acquisition (May 12, 2010) to September 30, 2010 have been included in the Company’s consolidated statement of operations.

In accordance with generally accepted accounting principles, the fair value of GridSense is allocated to GridSense’s identifiable tangible and intangible assets and liabilities assumed based on their fair values as of the date of the completion of the transaction. Based upon a third-party valuation of intangible assets as of that date, the Company has allocated the $5,733 of fair value to assets and liabilities as follows:

Cash	$124
Inventory	833
Other current assets	482
Property and equipment	71
Other assets	370
Intangible assets	2,314
Goodwill	3,655
Total assets acquired	7,849

Current liabilities	(2,003)
Short and long-term debt	(113)
Fair value acquired	$5,733

Total purchase price	$4,406
Previous carrying value of investment	-
Gain on step-up of fair value of prior ownership interest	1,327
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

(c) US Sensor Systems Inc. (USSI)

(i) Acorn Investment and Option Agreements

On February 23, 2010, following its $200 investment in USSI common stock in November 2009 (in which the Company acquired 50,917 shares of USSI representing approximately 11.5% of USSI’s capital (10% fully diluted), the Company entered into an option agreement with USSI and a related option agreement with certain stockholders of USSI (the “Option Agreements”).

Under the terms of the Option Agreements, the Company acquired an additional 254,854 shares of USSI’s common stock for a purchase price of $800 as follows:

•
The Company acquired 95,469 of these shares under the option in consideration for payment of $300 following exercise of the option immediately after the signing of the Option Agreements. Of the $500 the Company initially paid to USSI with respect to the acquisition of shares and options, the Company allocated $100 of the purchase price to the value of the options received with the remaining $400 being allocated to the initial investment in USSI. The Company determined the fair value of USSI to be $4,100.

•	The Company acquired 63,646 of these shares in consideration for payment of $200 following the exercise of the option on May 23, 2010.

•	The Company acquired an additional 95,469 shares in consideration for payment of $300 by exercising the option in part ($40) on June 14, 2010 and the balance ($260) on August 23, 2010.

On August 23, 2010, the Company acquired 516,378 shares of USSI common stock held by certain USSI stockholders in consideration for payment to them of 473,161 treasury shares of the Company’s common stock.

 The purchase price for these shares was made in the Company’s common stock which was priced on the basis of the average of the daily volume weighted average of the Company’s common stock for the 20 trading days ending on August 18, 2010.  The shares of the Company’s common stock issued to the USSI stockholders in consideration for their shares are restricted securities under Securities Act of 1933 and are subject to a lock-up by certificate legend.  The shares will be released from the lock-up over a one year period, with 25% being released each three months.

Under the Option Agreements, the Company has the right to acquire 1,693,391 additional shares of USSI’s common stock from USSI on or before November 30, 2010 in consideration for payment of $1,500 (see Note 15(c) – Subsequent Events). If the Company exercises this option, it would have the right to acquire 1,693,391 additional shares of common stock from USSI on or before May 30, 2011 in consideration for payment of $1,500.

If the Company purchases all of the USSI common stock it is entitled to purchase under the Option Agreements, the Company would hold USSI shares representing approximately 87.4% of USSI’s capitalization (approximately 84.0% fully diluted).

The Company currently owns 821,879 shares of USSI’s common stock which represents approximately 57.6% of USSI’s capitalization (approximately 50.5% fully diluted). Accordingly, the Company recorded an adjustment of $1,904 to the non-controlling interests balance initially recorded with respect to the Company’s investment in USSI to reflect the updated balance of the non-controlling interests share in USSI to $1,696.

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

The transaction is accounted for as a purchase business combination. USSI’s results from operations for the period from acquisition (February 23, 2010) to September 30, 2010 have been included in the Company’s consolidated statement of operations.

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

The third-party valuation of intangible assets with estimated useful lives are amortized over that period. The acquired intangible assets with useful lives are comprised of approximately $2,565 for the estimated fair market value of USSI's sensor technologies (estimated useful life of 20 years). The goodwill will not be amortized for financial statement purposes in accordance with applicable accounting principles. The intangible assets and the goodwill acquired were assigned to the Company’s new Energy and Security Sensor System segment.

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

The transaction is accounted for as a purchase business combination. Accordingly, OMI’s results from operations for the period from acquisition (May 23, 2010) to September 30, 2010 have been included in the Company’s consolidated statement of operations.

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

The acquired intangible assets with estimated useful lives is comprised of approximately $222 for the estimated fair market value of OMI’s intellectual property (estimated useful life of five years) and $100 for non-compete agreements to certain employees (estimated useful life of three years). The intangible assets resulting from the acquisition are not deductible for income tax purposes. The intangible assets acquired were assigned to the Company’s new GridSense segment.

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

Pro forma information with respect to GridSense, USSI and OMI are not included in the table below as they are not material.

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Three months ended September 30, 2009
	In thousands (except per share data)
Results of Operations	(unaudited)	(unaudited)	(unaudited)
Sales	$28,049	$25,055	$6,899
Net loss*	$(12,256)	$(3,038)	$(1,818)
Net loss per share – basic and diluted	$(0.82)	$(0.25)	$(0.15)

*	Net loss during the nine month period ended September 30, 2010 includes approximately $406 of costs recorded on Decision Dynamics books with respect to Coreworx’ acquisition of it.

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

Through December 31, 2009, the Company funded $2,747 of its $5,624 commitment under the Purchase Agreement and its interest in CoaLogix was diluted to approximately 77.4%. In the first nine months of 2010, CoaLogix issued capital calls of $5,887 of which the Company's share was $2,877, which capital calls were funded by the Company, EnerTech and CoaLogix’ senior management. At September 30, 2010, the Company’s interest in CoaLogix was diluted to approximately 72.3%.

In accordance with applicable accounting principles, the Company recorded an increase of $587 in additional paid-in-capital as a result of the $3,010 investment by non-controlling interests in 2010.

Note 6: Non-Controlling Interests

The composition of the net income (loss) attributable to non-controlling interests (“NCI”) is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2009	2010	2009	2010
Net loss attributable to NCI in CoaLogix	$(73)	$(284)	$(151)	$(243)
Net income attributable to NCI in DSIT	121	187	55	77
Net loss attributable to NCI in USSI	--	(591)	--	(207)
Net income (loss) attributable to NCI	$48	$(688)	$(96)	$(373)

Note 7:  Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill from December 31, 2009 to September 30, 2010 were as follows:

	CoaLogix segment	Naval & RT Solutions segment	Coreworx segment*	GridSense segment	USSI segment	Total
Balance as of December 31, 2009	$3,714	$534	$2,431	$--	$--	$6,679
Goodwill recorded in the acquisition of USSI (see Note 4(c)(ii))	--	--	--	--	1,402	1,402
Goodwill recorded in the acquisition of Decision Dynamics (see Note 4(a))	--	--	2,476	--	--	2,476
Goodwill recorded in the acquisition of GridSense (see Note 4(b))	--	--	--	3,655	--	3,655
Translation adjustment	--	16	21	114	--	151
Balance as of September 30, 2010	$3,714	$550	$4,928	$3,769	$1,402	$14,363

* See Note 15(a) – Subsequent Events

The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2009 to September 30, 2010 were as follows:

	CoaLogix segment		Naval & RT Solutions segment		Coreworx Segment***		GridSense segment		USSI segment
	SCR Technologies**		Naval Technologies		Software and Customer Relationships		Software and Customer Relationships		Sensor Technologies
	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Total
Balance as of December 31, 2009	$5,511	$(1,184)	$527	$(128)	$3,841	$(373)	$--	$--	$--	$--	$8,194
Acquisition of license	82	--	--	--	--	--	--	--	--	--	82
Intangibles recorded in the acquisition of USSI (see Note 4(c)(ii))	--	--	--	--	--	--	--	--	2,565	--	2,565
Intangibles recorded in the acquisition of Decision Dynamics (see Note 4(a))	--	--	--	--	1,248	--	--	--	--	--	1,248
Intangibles recorded in the acquisition of GridSense (see Note 4(b))	--	--	--	--	--	--	2,314	--	--	--	2,314
Intangibles recorded in the acquisition of OMI (see Note 4(d))	--	--	--	--	--	--	322	--	--	--	322
Amortization	--	(414)	--	(49)	--	(273)	--	(133)	--	(75)	(944)
Cumulative translation adjustment	--	--	15	(6)	66	(8)	48	(5)	--	--	110
Balance as of September 30, 2010	$5,593	$(1,598)	$542	$(183)	$5,155	$(654)	$2,684	$(138)	$2,565	$(75)	$13,891

*    Accumulated amortization
**   SCR Technologies includes regeneration, rejuvenation, on-site cleaning and licensed technologies.
*** See Note 15(a) – Subsequent Events

In April 2010, CoaLogix signed an agreement to acquire a license to use certain technology developed by a third-party for $82. CoaLogix is amortizing the license over its estimated useful life of 115 months. Under the license agreement, CoaLogix is required to pay the greater of (1) royalties to the third-party of 2% of certain sales defined in the agreement or (2) minimum annual royalties of $5, $5, $10, $20, $30 $40 and $50 for the periods ending September 30, 2010 through 2016 and thereafter. The license agreement may be terminated by CoaLogix at any time with 60 days written notice.

All intangible assets are being amortized over their estimated useful lives, which were estimated to be ten years for SCR Technologies, seven years for Naval Technologies, 14 years for software and customer relationships in the Coreworx segment, 10 years for software and customer relationships in the GridSense segment and twenty years for Sensor Technologies. Amortization expense for each of the nine months ended September 30, 2009 and 2010 amounted to $805 and $944, respectively.  Amortization expense with respect to intangible assets is estimated to be $1,523, $1,479, $1,423, $1,385 and $1,304 for each of the years ending September 30, 2011 through 2015.

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

(c) Treasury Shares

As indicated in Note 4(c), the Company used 473,161 of its treasury shares to acquire shares of USSI. The treasury shares had a basis of $1,791 and a value of $2,229 on the date of the transfer. In accordance with generally accepted accounting principles, the Company recorded an adjustment of $438 to retained earnings as a result of the transfer of the treasury shares.

Note 9:  Stock Options and Warrants

(a) Acorn Stock Options

A summary of stock option activity for the nine months ended September 30, 2010 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,745,165	$3.52
Granted*	220,000	$5.89
Exercised	(67,500)	$2.36
Forfeited or expired	--
Outstanding at September 30, 2010	1,897,665	$3.84	3.5 years	$2,604
Exercisable at September 30, 2010	1,504,121	$3.60	3.6 years	$2,306

*  25,000 options granted in the three months ended September 30, 2010

The weighted average grant date fair value of the 220,000 stock options granted during the first nine months of 2010 was $3.81 per share. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	68%
Expected term (years)	6.4
Risk free interest rate	3.0%
Expected dividend yield	None

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

(b) Stock-based compensation expense

Total stock-based compensation expense included in the Company’s statements of operations for the three and nine months ended September 30, 2009 and 2010, respectively, was:

	Nine months ended September 30,		Three months ended September 30,
	2009	2010	2009	2010
Cost of sales	$101	$18	$3	$9
Research and development expense	76	91	36	29
Selling, general and administrative expenses	964	954	336	329
Total stock based compensation expense	$1,141	$1,063	$375	$367

(c) Warrants

A summary of stock warrants activity for the nine months ended September 30, 2010 is as follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2009	246,904	$4.50	2.3 years
Granted	--
Exercised	(13,598)
Forfeited or expired	--
Outstanding and exercisable at September 30, 2010	233,306	$4.50	1.5 years

Note 10: Warranty Provision

The following table summarizes the changes in accrued warranty liability from the period from December 31, 2009 to September 30, 2010:

Gross Carrying Amount
Balance at December 31, 2009	$284
Warranties issued	135
Adjustment of provision	20
Warranty claims	--
Balance at September 30, 2010*	$439

* $298 of the warranty provision is included in Other Current Liabilities and $141 in Other Liabilities at September 30, 2010.

The Company’s warranty provision is based upon the Company’s estimate of costs to be incurred during the warranty period.

Note 11: Fair Value Measurement

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at September 30, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,966	$--	$--	$4,966
Restricted deposits – current and non-current	2,292	--	--	2,292
Derivative assets	101	--	--	101
Total	$7,359	$--	$--	$7,359

	As at December 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,208	$--	$--	$11,208
Restricted deposits – current and non-current	2,238	--	--	2,238
Derivative liabilities	(5)	--	--	(5)
Total	$13,441	$--	$--	$13,441

Derivative assets and liabilities that are classified in Level 1 consist of forward contracts for the purchase of New Israeli Shekels for which market prices are readily available. Unrealized gains or losses from forward contracts are recorded in Finance expense, net.

Note 12:  Other Investments

(a)	EnerTech

In March 2010, the Company received a distribution of $135 from EnerTech relating to the Company’s investment in EnerTech. The distribution is recorded as dividends received from EnerTech in the Company's Consolidated Statement of Operations.

In the first nine months of 2010, the Company received capital calls of $900 from EnerTech relating to the Company’s investment in EnerTech. The Company funded the capital calls in April 2010 ($500) and September 2010 ($400). The Company has currently funded $3,050 of its $5,000 investment commitment in EnerTech.

(b)	Coreworx

In July 2010, the Company converted approximately $11,712 of loans and accrued interest due from Coreworx to equity receiving an additional 51,714,125 common shares of Coreworx. The Company’s holdings in Coreworx both before and after the conversion were 100%.

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

•
The Company’s Coreworx segment (formerly known as the Energy Infrastructure Software segment) provides software for integrated project information and cost control solutions in the energy exploration and power generation markets. The software is used primarily for management of large capital projects. The software and solutions are provided by the Company's Coreworx subsidiary and by Decision Dynamics which was acquired by Coreworx in April 2010 (see Note 4(a)). As Decision Dynamics was acquired in April 2010, Coreworx segment information for the three and nine month period ended September 30, 2010 is not comparable to the three and nine month periods ended September 30, 2009. (See Note 15(a) – Subsequent Events.)

•
The Company’s GridSense segment provides Smart Grid Distribution Automation products and services.  As these activities were acquired in May 2010 (see Note 4(b)), there are no comparative results reported for these activities for the three and nine month periods ended September 30, 2009. The Company’s GridSense segment also includes the activities of OMI which was acquired in May 2010 (see Note 4(d)).

•
The Company’s USSI segment provides Energy and Security Sensor Systems services.  USSI was effectively acquired in February 2010 (see Note 4(c)). USSI's primary focus is to develop and produce fiber optic sensing systems for the energy and security markets.  As these activities were effectively acquired in February 2010, there are no comparative results reported for these activities for the three and nine month periods ended September 30, 2009.

Other operations include various operations in DSIT that do not meet the quantitative thresholds under applicable accounting principles.

	CoaLogix	Naval and RT Solutions	Coreworx*	GridSense	USSI	Other	Total
Nine months ended September 30, 2010:
Revenues from external customers	$14,812	$7,675	$2,758	$1,188	$192	$940	$27,565
Intersegment revenues	--	--	--	--	--	--	--
Segment gross profit	4,703	3,537	2,227	676	47	342	11,532
Stock compensation expense	333	--	288	--	--	--	621
Depreciation and amortization expense	865	130	326	147	96	18	1,582
Segment income (loss) before income taxes	(1,093)	1,538	(7,621)	(1,078)	(737)	45	(8,946)

Nine months ended September 30, 2009:
Revenues from external customers	12,761	5,541	3,487	--	--	932	22,721
Intersegment revenues	--	--	--	--	--	--	--
Segment gross profit	4,169	2,368	2,888	--	--	305	9,730
Stock compensation expense	378	2	171	--	--	--	551
Depreciation and amortization expense	922	140	275	--	--	20	1,357
Segment income (loss) before income taxes	(295)	605	(1,115)	--	--	22	(783)

Three months ended September 30, 2010:
Revenues from external customers	5,479	2,861	1,091	671	160	325	10,587
Intersegment revenues	--	--	--	--	--	--	--
Segment gross profit	916	1,281	940	349	37	130	3,653
Stock compensation expense	119	--	92	--	--	--	211
Depreciation and amortization expense	276	42	69	84	32	6	509
Segment income (loss) before income taxes	(889)	568	(2,417)	(759)	(301)	41	(3,757)

Three months ended September 30, 2009:
Revenues from external customers	2,824	1,905	1,385	--	--	349	6,463
Intersegment revenues	--	--	--	--	--	--	--
Segment gross profit	698	819	1,202	--	--	142	2,861
Stock compensation expense	148	--	60	--	--	--	208
Depreciation and amortization expense	309	47	102	--	--	6	464
Segment income (loss) before income taxes	(828)	192	(512)	--	--	43	(1,105)

*  See Note 15(a) – Subsequent Events

Reconciliation of Segment Income (Loss) to Consolidated Net Income

	Nine months ended September 30,		Three months ended September 30,
	2009	2010	2009	2010
Total loss for reportable segments	$(805)	$(8,991)	(1,148)	$(3,798)
Other operational segment income	22	45	43	41
Total operating loss	(783)	(8,946)	(1,105)	(3,757)
Share of losses in GridSense	(129)	--	--	--
Share of income in Paketeria	263	--	263	--
Non-controlling interests	(48)	688	96	373
Impairments	(80)	--	--	--
Gain on investment in GridSense	--	1,327	--	--
Gain on sale of Comverge shares	1,403	--	176	--
Dividends received	--	135	--	--
Income tax expense*	72	(570)	72	(372)
Net loss of corporate headquarters and other unallocated costs**	(2,642)	(3,476)	(726)	(811)
Net income (loss) attributable to Acorn Energy Inc.	$(1,944)	$(10,842)	$(1,224)	$(4,567)

*    Tax expense relates primarily to DSIT's consolidated net income.

** Includes stock compensation expense of $591 and $462 for the nine month periods ending September 30, 2009 and 2010, respectively. Includes stock compensation expense of $168 and $163 for the three-month periods ending September 30, 2009 and 2010, respectively.

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

Note 15: Subsequent Events

(a)	Coreworx

On November 9, 2010, the Company entered into a letter of intent with Coreworx (the “Letter of Intent”) for the Company to sell all of its common stock in Coreworx to a management buyout group consisting of Coreworx’ management and certain employees and other investors.  Under the terms of the Letter of Intent:

i.
Coreworx’ remaining indebtedness owed to the Company of approximately $5,436 will be reduced by $1,436 to $4,000 in consideration of the Company receiving at closing 10% of the outstanding shares of common stock of Coreworx (“New Coreworx Shares”).

ii.	The Company will receive at closing warrants to acquire that number of additional shares of common stock of Coreworx equal to the number of New Coreworx Shares.

iii.	The debt of $4,000 owed by Coreworx to the Company (the “Coreworx Debt”) will be non-interest bearing and the first payment will be due January 31, 2012.

iv.
The Coreworx Debt will be repaid in an amount equal to 4% of Coreworx’ gross revenues commencing at the date of closing and payments for the period commencing on the closing date through December 31, 2011 will be paid in 12 equal monthly installments starting on January 31, 2012 and on the last day of each of the following 11 months.

v.
The payments of the Coreworx Debt for revenue periods subsequent to Coreworx’ 2011 fiscal year will be payable on a quarterly basis within 45 days following the end of Coreworx’ fiscal quarter-end periods.

vi.	Following repayment of the Coreworx Debt, Coreworx will pay to the Company a royalty fee (the “Royalty”) equal to 4% of Coreworx’ gross revenues up to a maximum amount of $20,000.

vii.	The Royalty will be paid on a quarterly basis within 45 days following the end of Coreworx’ fiscal quarter-end periods.

viii.	Coreworx will pay the Company a restructuring fee of $40 on or before July 1, 2011.

Repayment of the Coreworx Debt will be secured by a security interest in Coreworx’ intellectual property on a pari passu basis with the other holders of Coreworx’ common stock following closing which will necessitate the Company releasing its present security interest in Coreworx’ other personal property and intangibles at closing.

The Letter of Intent is binding, and is conditional upon, among other things, execution and delivery of the definitive transaction documents, Coreworx raising capital of a minimum of CDN$3,000 on or before November 30, 2010 and approval of the transaction documents by the Company’s Board of Directors.  Upon satisfaction of such conditions, closing is to occur on or before December 15, 2010.

In connection with the sale of the Company’s shares of common stock of Coreworx, the Company has determined that a material impairment of the Company’s goodwill and other intangible assets related to Coreworx will be taken by December 31, 2010.  The Company estimates the pre-tax, non-cash charges relating to the foregoing impairment will be approximately $9,429, which represents the current book value of the goodwill and other intangible assets related to Coreworx (see Note 7).  The impairment charges are not expected to result in future cash expenditures. Coreworx losses will be presented as a Loss from Discontinued Operations in future periods.

(b)  Registration Statement

On September 16 2010, the Company filed with the Securities and Exchange Commission a registration statement on Form S-3 which registers a shelf for offer and sale from time to time the securities referenced in the registration statement in one or more offerings with an aggregate offering price of up to $20 million. Such registration statement was deemed effective on October 27, 2010.

(c)  Change of USSI Option Terms

Under the Option Agreements signed on February 23, 2010 with USSI (see Note 4(c)(i)), the Company had the right to acquire 1,693,391 additional shares of USSI’s common stock from USSI on or before November 30, 2010 in consideration for payment of $1,500.  On November 4, 2010, the Option Agreements were amended such that the Company may exercise options on a monthly basis (November 30, 2010, December 30, 2010, January 31, 2011, February 28, 2011, March 30, 2011 and May 1, 2011) with a payment of $250 per exercise. Upon each exercise, the Company would receive 282,232 shares of USSI for each of the first five options exercised and 282,231for the last exercise option. The options can only be exercised sequentially, and if the Company does not exercise a particular option, all subsequent options expire.

ACORN ENERGY, INC. AND SUBSIDIARIES
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

The financial results of GridSense are included in our consolidated financial statements effective May 12, 2010. The financial results of Decision Dynamics are included in our Coreworx results effective April 30, 2010. The financial results of USSI are included in our consolidated financial statements effective February 23, 2010. Accordingly, there are no comparative results reported for these activities for the three and nine month periods ended September 30, 2009.

	Nine months ended September 30,		Three months ended September 30,
	2009	2010	2009	2010
CoaLogix	$12,761	$14,812	$2,824	$5,479
DSIT Solutions	6,473	8,615	2,254	3,186
Coreworx	3,487	2,758	1,385	1,091
GridSense	--	1,188	--	671
USSI	--	192	--	160
Total	$22,721	$27,565	$6,463	$10,587

BACKLOG

As of September 30, 2010, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

Backlog at September 30, 2010
CoaLogix	$9.3
DSIT Solutions	8.4
GridSense	0.3
USSI	0.4
Total	$18.4

RECENT DEVELOPMENTS

Coreworx

On November 9, 2010, we entered into a letter of intent with Coreworx (the “Letter of Intent”) for us to sell all of our common stock in Coreworx to a management buyout group consisting of Coreworx’ management and certain employees and other investors.  Under the terms of the Letter of Intent:  Coreworx’ remaining indebtedness owed to us of approximately $5.4 million will be reduced by approximately $1.4 million to $4.0 million in consideration of Acorn receiving at closing 10% of the outstanding shares of common stock of Coreworx (“New Coreworx Shares”); we will receive at closing warrants to acquire that number of additional shares of common stock of Coreworx equal to the number of New Coreworx Shares; the debt of $4.0 million owed by Coreworx to Acorn (the “Coreworx Debt”) will be non-interest bearing, and the first payment will be due January 31, 2012; the Coreworx Debt will be repaid in an amount equal to 4% of Coreworx’ gross revenues commencing at the date of closing, and payments for the period commencing on the closing date through December 31, 2011 will be paid in 12 equal monthly installments starting on January 31, 2012 and on the last day of each of the following 11 months; the payments of the Coreworx Debt for revenue periods subsequent to Coreworx’ 2011 fiscal year will be payable on a quarterly basis within 45 days following the end of Coreworx’ fiscal quarter-end periods; following repayment of the Coreworx Debt, Coreworx will pay us a royalty fee (the “Royalty”) equal to 4% of Coreworx’ gross revenues up to a maximum amount of $20 million; the Royalty will be paid on a quarterly basis within 45 days following the end of Coreworx’ fiscal quarter-end periods; and Coreworx will pay us a restructuring fee of $40,000 on or before July 1, 2011.

Repayment of the Coreworx Debt will be secured by a security interest in Coreworx’ intellectual property on a pari passu basis with the other holders of Coreworx’ common stock following closing which will necessitate Acorn releasing its present security interest in Coreworx’ other personal property and intangibles at closing.

The Letter of Intent is binding, and is conditional upon, among other things, execution and delivery of the definitive transaction documents, Coreworx raising capital of a minimum of CDN$3 million on or before November 30, 2010 and approval of the transaction documents by our Board of Directors.  Upon satisfaction of such conditions, closing is to occur on or before December 15, 2010.

In connection with the sale of our shares of common stock of Coreworx, we have determined that a material impairment of our goodwill and other intangible assets related to Coreworx will be taken by December 31, 2010.  We estimate the pre-tax, non-cash charges relating to the foregoing impairment will be approximately $9.4 million, which represents the current book value of the goodwill and other intangible assets related to Coreworx.  The impairment charges are not expected to result in future cash expenditures. Coreworx losses will be presented as a Loss from Discontinued Operations in future periods.

Revenue Guidance

Following the recent decision to sell our interests in Coreworx, whose revenues were included in our adjusted revenue guidance range of $40 to $44 million for the year ending December 31, 2010, we accordingly revise that guidance to exclude the revenues of Coreworx as the operations of Coreworx are deemed to be a discontinued operation. We are currently revising the adjusted revenue guidance to a revenue range of $37 to $39 million for 2010 to account for the exclusion of Coreworx from our guidance.

Change of USSI Option Terms

Under the Option Agreements signed on February 23, 2010 with USSI, we had the right to acquire 1,693,391 additional shares of USSI’s common stock from USSI on or before November 30, 2010 in consideration for payment of $1.5 million.  On November 4, 2010, the Option Agreements were amended such that we may exercise options on a monthly basis (November 30, 2010, December 30, 2010, January 31, 2011, February 28, 2011, March 30, 2011 and May 1, 2011) with a payment of $250,000 per exercise. Upon each exercise, we would receive 282,232 shares of USSI for each of the first five options exercised and 282,231 for the last exercise option. The options can only be exercised sequentially, and if the Company does not exercise a particular option, all subsequent options expire.

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

•
Software for integrated project information and cost control solutions for energy exploration and power generation markets provided through our Coreworx subsidiary. The reported operations of Coreworx include the operations of Decision Dynamics Inc. which was acquired by Coreworx in April 2010. See Recent Developments – Coreworx.

•	Smart grid distribution automation products and services provided through our GridSense subsidiary which was acquired in May 2010.

•	Energy and security sensor systems services which is provided by USSI which was effectively acquired by us in February 2010.

Accordingly, our results for the three and nine month periods ending September 30, 2010  are not comparable to the three and nine month periods ending September 30, 2009 with respect to Coreworx’, GridSense’s and USSI’s results.

The following analysis should be read together with the segment information provided in Note 13 to the interim unaudited consolidated financial statements included in this quarterly report.

CoaLogix

Our CoaLogix segment reported increased revenues in the first nine months of 2010 as compared to the first nine months of 2009 as well as increased gross profits. Gross margin, however, decreased slightly during the first nine months of 2010 as compared to the first nine months of 2009 as margins were negatively affected by certain start-up related delays in bringing on-line CoaLogix’ new facility at Steele Creek Road in Charlotte, North Carolina in August 2010. Third quarter 2010 revenues nearly doubled in comparison to third quarter 2009 revenues, however, third quarter 2010 gross margin was less that third quarter 2009 gross margin due to the previously mentioned effect of the opening of CoaLogix’ Steele Creek facility in the third quarter of 2010.

Revenues of $14.8 million represent an increase of approximately $2.1 million or 16% in the first nine months of 2010 as compared to the first nine months of 2009. During the third quarter of 2009, revenue related jobs were re-scheduled to the fourth quarter of 2009, also causing corresponding shift in revenue between these periods.  As a result, third quarter 2010 revenues of $5.5 million reflected an increase of $2.7 million or 94% compared to third quarter 2009 revenues of $2.8 million.  Third quarter 2010 revenues also reflected a $0.6 million or 13% increase over second quarter 2010 revenues. CoaLogix expects fourth quarter revenues to increase further over third quarter revenues as the Steele Creek facility is operational for the full quarter significantly increasing capacity and as efficiency is increased following a debugging of production line start-up issues.  In addition to directing its resources to processing modules for revenue, some of CoaLogix' processing resources were directed to processing its own inventory of modules which increased by approximately $1.0 million in the first nine months of 2010. CoaLogix processing of its own inventory of modules slowed during the third quarter as more plant capacity was utilized for revenue related projects.

With increased revenues, gross profit in the first nine months of 2010 increased by approximately $0.5 million, or 13%, over 2009 gross profit. The increase in gross profit was due to the increase in revenues as gross margin decreased slightly from 33% for the 2009 period to 32% in the 2010 period. Gross margin in the third quarter was significantly impacted by startup activities and related increased resources associated with the opening of the Steele Creek facility. CoaLogix expects the gross margin in future periods to recover to previous levels as the Steele Creek facility becomes optimized and increases its capacity.

During the first nine months of 2010, CoaLogix recorded approximately $5.8 million of selling, general and administrative (SG&A) expense as compared to $4.4 million recorded during the first nine months of 2009. The increase in CoaLogix SG&A expense is attributable to increased overhead costs resulting from the company’s growth, which includes new staff hires and expenses associated with the Steele Creek facility prior to commencement of August start up.   Additional SG&A expense growth is attributable to a provision recorded in the second quarter for the settlement of the lawsuit with EES.

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

During the quarter, CoaLogix received new orders totaling $5.9 million and at the end of September 2010 had a backlog of $9.3 million.  CoaLogix expects revenues in the fourth quarter of 2010 to accelerate as CoaLogix anticipates being at near full capacity at both of its processing facilities.

In April 2009, we entered into an agreement with CoaLogix, EnerTech and certain members of CoaLogix’ senior management pursuant to which Acorn and EnerTech each agreed to invest $5.6 million, and certain members of CoaLogix’ senior management agreed to invest an aggregate of approximately $260,000, in CoaLogix.  Through September 30, 2010, CoaLogix received the entire $11.5 million (including the $5.6 million from Acorn) investment commitment from Acorn, EnerTech and CoaLogix' senior management, including $5.9 million invested ($2.9 million by Acorn) in 2010.  Proceeds of the investment were used by CoaLogix primarily for development of CoaLogix’ new Steele Creek facility, technology development, legal expenses and computer software.

DSIT Solutions

DSIT reported significantly increased revenues in the first nine months of 2010 as compared to the first nine months of 2009 as well as significantly increased gross profit, gross margin and net income. DSIT's revenues of $8.6 million for the first nine months of 2010 represents an increase of approximately $2.1 million or 33% as compared to the first nine months of 2009. Third quarter 2010 revenues also reflected increases compared to third quarter 2009 revenues of $2.3 million ($0.9 million or 41%) and second quarter 2010 revenues ($0.4 million or 13%). The increase in revenues was primarily due to increased revenues in our Naval and RT Solutions segment which reported nine month 2010 revenues of $7.7 million compared to $5.5 million in the first nine months of 2009 and $2.9 million in the third quarter of 2010 compared to $1.9 million in the third quarter of 2009. The increase in revenues was primarily due to the revenues recorded from the $4.4 million AquaShield DDS order received at the end of 2009 as well as the revenues from the recently announced orders totaling more than $6 million received from an Asian country for its underwater sonar systems. The combined value of the contracts is more than $6 million.

DSIT's gross profit in the first nine months of 2010 increased by approximately $1.2 million or 45% over the gross profit in the first nine months of 2009. Gross margins also increased in the first nine months of 2010 to 45% as compared to 41% in the first nine months of 2009. The increase in gross profit was attributable to the increased margins on projects as the current mix of projects has higher margins than those in 2009, particularly the Naval and RT Solutions' AquaShield DDS projects.

In 2010, DSIT increased its net income to $1.2 million as compared to $0.7 million in the first nine months of 2009 (an increase of 76%) due to the increased gross profit ($1.2 million) which more than offset the increased general and administrative costs ($0.4 million) and income tax expense ($0.4 million).

At December 31, 2009, DSIT had a backlog of approximately $7.6 million. During the first nine months of 2010, we received new orders totaling approximately $9.4 million and at the end of September 2010 had a backlog of approximately $8.4 million. Based on our backlog, and pending orders, we expect that DSIT's revenues for the remainder of 2010 and first quarters of 2011 will be at least that of our third quarter 2010 revenue.

Coreworx

Coreworx’ revenues of $2.8 million (which includes approximately $0.4 million attributable to Decision Dynamics which was acquired in April 2010) in the first nine months of 2010 represents a decrease of $0.7 million or 21% from Coreworx’ first nine months 2009 revenues of $3.5 million. The decrease in revenues is mainly due to lower license fee revenues which were partially offset by the above-mentioned revenues from Decision Dynamics, as professional services and maintenance fees were relatively stable in 2010 compared with 2009.

Coreworx’ gross profit in the first nine months of 2010 was $2.2 million (of which $0.3 million was attributable to Decision Dynamics) compared to 2009 first nine months profit of $2.9 million – a decrease of 23%.  The decrease in Coreworx’ gross profit in 2010 was primarily attributable to the decrease in revenues as Coreworx’ gross margin decreased slightly from 83% in the first nine months of 2009 to 81% in the first nine months of 2010. Gross profit and margin in 2010 were negatively impacted by a one-time charge to expense in the first quarter of 2010.

Coreworx' net loss of $7.6 million in the first nine months of 2010 was $6.5 million greater than its net loss in the first nine months of 2009 due in part to the approximately $0.8 million of loss attributable to Decision Dynamics activities in the period since Coreworx’ acquisition and due to lower gross profit ($1.0 million) on reduced sales. The balance of Coreworx’ increased loss was caused by a combination of factors. Coreworx’ results were negatively impacted by the change in the value of the Canadian dollar during the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2010. The average exchange rate of the Canadian dollar during the 2010 period was approximately 13% greater than the average exchange rate of the Canadian dollar during the 2009 period.  As most of Coreworx’ costs are denominated in Canadian dollars, this change in the value of the Canadian dollar caused an increase in Coreworx’ reported costs in U.S. dollars. In addition, Coreworx had increased development costs related to additional developer, architect, product management and quality assurance personnel in the development of new products, as well as increased selling and marketing costs as it expanded its sales force to penetrate new markets and costs related to the acquisition of Decision Dynamics.

During the first nine months of 2010, Acorn lent Coreworx nearly $6.5 million to finance its working capital needs. In addition, in the second quarter of 2010, Coreworx borrowed against a credit facility ($0.3 million) which it arranged with a major commercial bank in Canada during the second quarter of 2010 secured by its refundable SR&ED tax credits and is guaranteed by Acorn. The loan is repayable in the fourth quarter of 2010 to coincide with the expected receipt of SR&ED credits from the Canada Revenue Agency and the Ontario Ministry of Revenue tax authorities.

On November 9, 2010, we entered into a Letter of Intent with Coreworx to sell all of our common stock in Coreworx to a management buyout group.  The terms of the Letter of Intent are described in “Recent Developments” under “Coreworx.”

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

During the period following our acquisition, we reported revenues of $1.2 million and a net loss of $1.1 million with respect to GridSense. Subsequent to our acquisition of GridSense, we transferred $1.8 million to help the company meet its working capital obligations and to carry out its  growth strategy which involves expansion of the sales and marketing organization and the commercialization of certain capabilities in its offering range.  During the quarter, the company made key additions to its sales organization including an executive manager who will oversee the marketing and sales activities in N. America.  The expanded sales organization will enable the company to better support existing customers and to have greater reach in the market.

While GridSense’s sales pipeline is strong, its sales since our acquisition have not improved as expected primarily due to overall weakness in utility spending and delays in projects that are dependent on federal grants.  GridSense is expected to continue to require working capital support while it works on increasing its sales. A number of GridSense’s utility customers have been awarded such grants and the company expects to benefit from these grants as projects move forward in deployment. Acorn continues to provide funds for GridSense’s working capital needs and expects to do so in the near future. We have no assurance that GridSense will increase its sales and be able to reduce its need for additional financing to support its working capital needs for the balance of 2010 and beyond. This support may be in the form of a new bank line, new investment by others, additional investment by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional investment from us in GridSense may be limited by the working capital needs of our corporate activities and other operating companies.

USSI

In accordance with applicable accounting standards, we began consolidating the results of USSI beginning February 23, 2010, the date we entered into the Option Agreements with USSI and certain stockholders of USSI.  We recorded approximately $0.2 million of revenues during this period and a net loss of approximately $0.7 million (prior to adjusting for attribution to non-controlling interests) with respect to USSI results. USSI continues to submit proposals and await responses for numerous projects related to its fiber-optic sensor systems for the energy market (4D Seismic products) and the security markets and is in final negotiations with customers on several of these proposals. Since February 23, 2010, USSI has received approximately $0.6 million in new orders including a $0.3 million order from Penn State Electro-Optics Center for Phase II of the Harbor Sentinel project, which calls for the development and testing of a prototype harbor security system being designed to protect 360 U.S. ports and harbors and a $0.2 million order to develop a custom down-hole fiber optic sensor for Octave Reservoir Technologies.

Corporate

At our annual meeting of stockholders on June 10, 2010, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of capital stock from 20,000,000 shares to 30,000,000 shares, all of which are Common Stock.  In addition, our stockholders also approved an amendment to our 2006 Stock Incentive Plan (the “Plan”) to increase the aggregate number of shares of common stock which may be awarded under the Plan from 665,000 to 1,665,000 and the aggregate number of shares which may be awarded pursuant to incentive stock options by 800,000 to 1,000,000.   As a result of the approval of the amendment, 1,008,000 shares are available for new awards under the Plan, of which 800,000 may be granted as incentive stock options.

In March 2010, we raised approximately $11.5 million (after transaction costs) in a registered direct offering. In the first nine months of 2009, we invested an additional $2.9 million in CoaLogix, expended $1.7 million in completing our acquisition of GridSense, increased our investment in USSI ($0.8 million in cash) and funded capital calls of $0.9 million from EnerTech. In addition, during the year of 2010, we provided approximately $6.5 million of working capital to Coreworx as well as approximately $1.8 million of working capital support to GridSense following our acquisition of GridSense.

On September 16 2010, we filed with the Securities and Exchange Commission a registration statement on Form S-3 which registers a shelf for offer and sale from time to time the securities referenced in the registration statement in one or more offerings with an aggregate offering price of up to $20 million. Such registration statement was deemed effective on October 27, 2010.

As of November 1, 2010, we had approximately $2.0 million in unrestricted cash and restricted cash of $0.6 million which we expect to be released by the end of 2010. We continue to have significant corporate cash expenses. Our current cash and the expected release of restricted cash deposits and possible repatriation of positive cash flows from CoaLogix or DSIT is expected to be sufficient to support our corporate cash expenses for the next twelve months. Our expected cash will allow us to exercise only some of the USSI options and may limit our ability to provide working capital to GridSense should it need it. We have taken steps to streamline corporate expenses such as payroll and at the same time are seeking ways to raise additional capital. Such steps may include the sale of our stock, the issuance of debt or convertible debt, the sale or partial sales of one or more of our investments, or a combination of the above.

Corporate general and administrative expense in the first nine months of 2010 reflected a $1.0 million increase to $3.6 million as compared to $2.6 million of expense in the first nine months of 2009.  The increase in corporate general and administrative expense in 2010 is due primarily to bonuses recorded in the first quarter of 2010 combined with increased professional fees (primarily associated with the SEC inquiry, registered direct offering and our acquisitions), increased investor relations costs and corporate personnel. Third quarter corporate general and administrative expense reflected a decrease of $0.1 million as compared to the second quarter of 2010. We expect our corporate general and administrative costs to begin to decrease in the fourth quarter of 2010 and into 2011 as we begin to benefit from our cost cutting measures.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the nine and three month periods ended September 30, 2009 and 2010, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components.  For segment data see Note 13 to the Unaudited Consolidated Financial Statements included in this quarterly report.

The financial results of GridSense are included in our consolidated financial statements effective May 12, 2010. The financial results of Decision Dynamics are included in our Coreworx results effective April 30, 2010. The financial results of USSI are included in our consolidated financial statements effective February 23, 2010. Accordingly, there are no comparative results reported for these activities for the three and nine month periods ended September 30, 2009.

	Nine months ended September 30,					Three months ended September 30,
	2009		2010		Change	2009		2010		Change
	($,000)	% of sales	($,000)	% of sales	From 2009 to 2010	($,000)	% of sales	($,000)	% of sales	From 2009 to 2010
Sales	$22,721	100%	$27,565	100%	21%	$6,463	100%	$10,587	100%	64%
Cost of sales	12,991	57	16,033	58	23	3,602	56	6,934	65	93
Gross profit	9,730	43	11,532	42	19	2,861	44	3,653	35	28
R&D expenses, net	76	0	2,428	9	3,095	424	7	886	8	109
Dividends from EnerTech	--	--	(135)	0		--	--	--
SG&A expenses	13,372	59	21,352	77	60	4,565	71	7,466	71	64
Operating loss	(3,718)	(16)	(12,113)	(44)	226	(2,128)	(33)	(4,699)	(44)	121
Finance income (expense), net	213	1	(174)	(1)	(182)	297	5	131	1	(56)
Gain on investment in GridSense	--	--	1,327	5		--	--	--
Gain on sale of Comverge shares	1,403	6	--	--	(100)	176	3	--		(100)
Income before taxes on income	(2,102)	(9)	(10,960)	(40)	421	(1,655)	(26)	(4,568)	(43)	176
Taxes on income	72	0	(570)	(2)	(892)	72	1	(372)	(4)	(617)
Loss from operations of the Company and its consolidated subsidiaries	(2,030)	(9)	(11,530)	(42)	468	(1,583)	(24)	(4,940)	(47)	212
Share of losses in GridSense	(129)	(1)	--		(100)	--	--	--
Share of income in Paketeria	263	1	--		(100)	263	4	--		(100)
Net loss	(1,896)	(8)	(11,530)	(42)	508	(1,320)	(20)	(4,940)	(47)	274
Net (income) loss attributable to non-controlling interests	(48)	0	688	2	(1,533)	96	1	373	4	289
Net loss attributable to Acorn Energy Inc.	$(1,944)	(9)	$(10,842)	(39)	458	$(1,224)	(19)	$(4,567)	(43)	273

Revenues.  Revenues in the first nine months of 2010 increased by $4.8 million or 21% from $22.7 million in the first nine months of 2009 to $27.6 million in the first nine months of 2010. The increased revenues are primarily attributable to increased revenues at CoaLogix ($2.1 million) and DSIT ($2.1 million) combined with the revenues of $1.2 million from GridSense which was acquired by us during 2010. Those increases were partially offset by the decrease in Coreworx revenues ($0.7 million) which include $0.4 million of DDY revenues which was acquired by Coreworx in 2010.

CoaLogix’ 2010 revenues increased by $2.1 million (16%) to $14.8 million compared to $12.8 million of revenues for the first nine months of 2009. CoaLogix increased revenues was primarily attributable to processing more of its own inventory in the first nine months of 2009 compared to the first nine months of 2010. DSIT’s 2010 revenues increased $2.1 million (33%) to $8.6 million. DSIT's increased revenue was primarily due to revenues recorded from the $4.4 million AquaShield DDS order received at the end of 2009 and additional non-DDS naval solution projects received in 2010. Coreworx’ revenues decreased by $0.7 million (21%) to $2.8 million. The $2.8 million of Coreworx revenues includes $0.4 million of reported Decision Dynamics’ revenues since our acquisition in April 2010. The decrease in Coreworx’ revenues from the first nine months of 2009 was primarily due to  lower license revenues as new license orders did not materialize in 2010.

Gross profit. Gross profit in the first nine months of 2010 increased by $1.8 million (19%) as compared to the first nine months of 2009. The increase is partially attributable to gross profit of $0.7 million and $0.3 million from GridSense and Decision Dynamics, respectively.  In addition, gross profit at CoaLogix increased by $0.5 million (13%) in the first nine months of 2010 compared to the first nine months of 2009. The increase in CoaLogix’ gross profit is attributable to an increase in CoaLogix' revenues resulting from the increased capacity it’s recently opened Steele Creek facility. CoaLogix gross margin decreased slightly from 33% to 32% due mostly to startup activities and related increased resources associated with the opening of the Steele Creek facility.  DSIT's first nine months of 2010 gross profit increased by $1.2 million (45%) over first nine months 2009 gross profit. The increase in DSIT's gross profit was attributable to the reported increased revenues as well as increased margins which improved from 41% in 2009 to 45% in 2010. DSIT's increased gross margins in 2010 was due to greater revenues reported on higher margin projects such as its AquaShield DDS worked on in 2010. Coreworx’ gross profit decreased $0.7 million (23%) as compared to the same period in 2009. The $2.2 million of Coreworx’ gross profit for the first half of 2010 includes $0.3 million of reported Decision Dynamics’ gross profit since our acquisition. Coreworx’ gross margin decreased slightly from 83% to 81% over the periods.

Research and development (“R&D”) expenses. R& D expenses increased from $0.1 million in the first nine months of 2009 to $2.4 million of expense in the first nine months of 2010. R&D expenses in 2010 include increased development costs in Coreworx with respect to its new suite of products. In addition, in 2009, we recorded a benefit of approximately $1.0 million from R&D expense following the approval of a claim by Coreworx for scientific and development tax credit refunds for a prior period from the Canada Revenue Agency of the Ontario Ministry of Revenue.

Selling, general and administrative expenses (“SG&A”).  SG&A costs in the first nine months of 2010 increased by $8.0 million as compared to the first nine months of 2009. The increased SG&A costs are partly attributable to the $0.6 million, $1.4 million and $0.7 million of SG&A expenses reported by USSI, GridSense and Decision Dynamics - our newly acquired subsidiaries. CoaLogix’ SG&A costs in the first nine months of 2010 increased by $1.4 million as compared to the first nine months of 2009 reflecting increased overhead costs resulting from the company’s growth and a provision recorded for the settlement of the suit with EES. Coreworx’ SG&A costs increased by $3.3 million in the first nine months of 2010 of which $1.2 million was attributable to Decision Dynamics’ SG&A expenses and the balance due primarily to increased selling and marketing costs as the company has expanded its sales force to penetrate new markets as well as for costs related to the acquisition of Decision Dynamics. Coreworx’ SG&A costs were also negatively impacted by the increased value of the Canadian dollar in 2010 as compared to 2009 which increased the reported costs of Coreworx in U.S. dollars. DSIT’s SG&A increased $0.4 million primarily as a result of increased salary costs and non-recurring provisions recorded associated with salary adjustments. Corporate general and administrative costs increased by $1.0 million due to $0.3 million of bonuses recorded in the first half combined with increased administrative and salary costs and professional and investor relation fees.

Net loss.  We had a net loss of $10.8 million in the first nine months of 2010 compared with net loss of $1.9 million in the first nine months of 2009. Our loss in 2010 was primarily due to Coreworx’ losses of $7.6 million, CoaLogix losses of $1.1 million, GridSense and USSI losses since our acquisition of $1.1 million and $0.7 million, respectively and corporate expenses of $3.6 million, partially offset by net income from our DSIT subsidiary of $1.2 million, $0.7 million of non-controlling interests’ share in our losses and a gain of $1.3 million we recorded with respect to the step-up of the previous carrying value of our investment in GridSense to fair value in accordance with generally accepted accounting principles for step acquisitions.

Liquidity and Capital Resources

As of September 30, 2010, we had working capital of $9.4 million, including $5.0 million of non-restricted cash and cash equivalents. Our working capital includes restricted deposits of approximately $1.6 million of which we expect $0.6 million to be released by the end of 2010.  Net cash decreased during the nine months ended September 30, 2010 by $6.2 million, of which approximately $12.1 million was used in operating activities, $10.1 million was used in investing activities and $15.9 million was provided from financing activities.

The primary use of cash in operating activities during the first nine months of 2010 was the approximately $7.5 million, $1.7 million and $0.6 million used by Coreworx, GridSense and USSI in their respective operations combined with the $2.6 million of cash used in our corporate operating activities. This was partially offset by the $0.2 million of cash provided by operating activities from our DSIT subsidiary. Our CoaLogix subsidiary had a slight positive cash flow from operations during the nine months ended September 30, 2010.

Cash used in investment activities during the first nine months of 2010 was $10.1 million.  Our primary uses of cash during the first nine months of 2010 were (1) $8.4 million used for the acquisition of property and equipment (primarily at CoaLogix for its new Steele Creek facility), (2) approximately $1.4 million used in the acquisition of GridSense (net of cash acquired), and (3) $0.9 million used to fund a capital call at EnerTech. These uses of cash were partially offset by the approximate $1.0 million of cash received in our acquisition of Decision Dynamics which was acquired for Acorn common stock.

Net cash of $15.8 million was provided by financing activities. Cash provided by financing activities was primarily from our recent sale of shares ($11.5 million net of transaction costs), from the issuance of shares to non-controlling interests in CoaLogix ($3.0 million) and net proceeds from the utilization of credit lines ($1.2 million).

On September 30, 2010, the subsidiaries of CoaLogix had a $2 million formula based line-of-credit available to it for utilization from a bank.  On July 22, 2010, the subsidiaries of CoaLogix executed an amendment of its credit facility which extended and increased its credit availability to a $4 million formula based line-of-credit, a $1 million non-formula based line-of-credit and $1 million non-formula based letter of credit. The credit facility expires June 30, 2011 and carries an interest rate of the greater of 1.50% above prime rate or 5.50% on the formula line of credit and the greater of 2.00% above prime rate or 6.00% on the non-formula line of credit. The maximum amount of outstanding credit under the facility is $5 million.   At September 30, 2010, CoaLogix was utilizing $200,000 of the formula based line-of-credit.  The line-of-credit is used to finance CoaLogix’ working capital and to finance its growth and is subject to certain financial covenants. CoaLogix was in compliance with its financial covenants at September 30, 2010. We believe that CoaLogix will have sufficient liquidity to finance its operating activities and bank financing over the next 12 months.

In April 2009, Acorn, EnerTech and certain members of CoaLogix’ senior management agreed to invest approximately $11.5 million in CoaLogix.  In 2010, the entire $11.5 million ($5.9 million in 2010) had been invested including $5.0 million from Acorn ($2.9 million in 2010).

In September 2010, DSIT finalized documentation to receive an additional NIS 2.0 million (approximately $545,000) line of credit at another Israeli bank. At September 30, 2010, DSIT had a total of NIS 4.0 million (approximately $1.1 million) of Israeli credit lines available to it by two Israeli banks of which approximately $0.9 million was then being used. The lines-of-credit at both banks are subject to certain financial covenants. DSIT was in compliance with its financial covenants at September 30, 2010. In addition, DSIT also has a term loan of approximately NIS 1.6 million (approximately $450,000) which is payable in monthly payments through December 31, 2013.  We believe that DSIT will have sufficient liquidity to finance its activities from cash flow from its own operations over the next 12 months.  This is based on continued utilization of its lines of credit and expected continued improvement of operating results stemming from anticipated growth in sales.

During the first nine months of 2010, Acorn lent Coreworx nearly $6.5 million to finance its working capital needs. In addition, in the second quarter of 2010, Coreworx borrowed against a credit facility ($0.3 million) which it arranged with a major commercial bank in Canada during the second quarter of 2010 secured by its refundable SR&ED tax credits and is guaranteed by Acorn. The loan is repayable in the fourth quarter of 2010 to coincide with the expected receipt of SR&ED credits from the Canada Revenue Agency and the Ontario Ministry of Revenue tax authorities. In October 2010, Acorn decided to stop providing funds for Coreworx’ working capital needs. On November 9, 2010, we entered into a Letter of Intent with Coreworx to sell all of our common stock in Coreworx to a management buyout group.  The terms of the Letter of Intent are described in “Recent Developments” under “Coreworx.”

Since our acquisition of GridSense in May 2010, Acorn has lent GridSense $1.8 million to finance its working capital needs and carry out its growth strategy. GridSense is expected to continue to require working capital support while it works on increasing its sales so that it can become cash flow neutral. We have no assurance that GridSense will increase its sales and be able to reduce its need for additional financing to support its working capital needs for the balance of 2010 and beyond. This support may be in the form of a new bank line, new investment by others, additional investment by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional investment from us in GridSense may be limited by the working capital needs of our corporate activities and other operating companies.

USSI currently has no other sources of financing other than its internally generated sales and the funds from the exercise of our options. As of October 31, 2010, USSI has cash on hand of approximately $85,000. Our next option (exercise price of $250,000) expires on November 30, 2010. If we do not exercise this option and/or subsequent options, we have no assurance that USSI will not need additional financing from time-to-time to finance its working capital needs. This support may be in the form of a bank line or new investment by others, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.  The amount of any additional investment from us in USSI may be limited by the working capital needs of our corporate activities and other operating companies.

As of November 1, 2010, the Company’s corporate operations had a total of approximately $2.6 million in cash and cash equivalents (including the $0.6 million deposited in an account as a security for a guarantee for DSIT), reflecting a $0.3 million decrease from the balance as of September 30, 2010. The decrease from September 30, 2010 primarily reflects corporate operating costs during the period.

Our current cash and the expected release of restricted cash deposits and possible repatriation of positive cash flows from CoaLogix or DSIT is expected to be sufficient to support our corporate cash expenses for the next twelve months. Our expected cash will allow us to exercise only some of the USSI options and may limit our ability to provide working capital to GridSense should it need it. We have taken steps to streamline corporate expenses such as payroll and at the same time are seeking ways to raise additional capital. Such steps may include the sale of our stock, the issuance of debt or convertible debt, the sale or partial sales of one or more of our investments, or a combination of the above.

Contractual Obligations and Commitments

Our contractual obligations and commitments at September 30, 2010 principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and potential severance obligations, investment and purchase commitments and are set forth in the table below. The table below includes contractual obligations and commitments of Coreworx. We have entered into a Letter of Intent with Coreworx to sell all of our common stock in Coreworx to a management buyout group.  The terms of the Letter of Intent are described in “Recent Developments” under “Coreworx.”

	Cash Payments Due During Year Ending September 30,
	(amounts in thousands)
Contractual Obligations	Total	2011	2012-2013	2014-2015	2016 and thereafter
Long-term bank debt and utilized lines-of-creditaaaa	$1,917	$1,598	$280	$39	$--
Operating leases	5,551	1,697	1,987	1,021	846
Potential severance obligations (1)	3,742	204	--	1,099	2,439
Investment in EnerTech(2)	1,950	1,950	--	--	--
Purchase commitments	114	114	--	--	--
Royalties (3)	155	5	30	70	50
Total contractual cash obligations	$13,429	$5,568	$2,297	$2,229	$3,335

We expect to finance these contractual commitments from cash on hand and cash generated from operations.

(1) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and ending salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies.  As of September 30, 2010, we accrued a total of $3.5 million for potential severance obligations of which approximately $2.3 million was funded with cash to insurance companies.

(2) In August 2007, we committed to invest up to $5 million over a ten-year period in EnerTech, a proposed $250 million venture capital fund targeting early and expansion stage energy and clean energy technology companies that can enhance the profits of the producers and consumers of energy.

Our obligation under this commitment is presented as an obligation due in the next 12 months, though it is uncertain as to when actual payments may be made. Through September 30, 2010, we have funded capital calls of  approximately $3.1 million to EnerTech.

(3) In April 2010, CoaLogix signed an agreement to acquire a license to use certain technology developed by a third-party. Under the license agreement, CoaLogix is required to pay the greater of (i) royalties to the third-party of 2% of certain sales defined in the agreement or (ii) minimum annual royalties of  $5, $10, $20, $30 $40 and $50 for the periods ending September 30, 2011 through 2016 and thereafter. The agreement may be terminated by CoaLogix at any time. The above table includes only the minimum annual royalty payment and assumes the minimal payment through September 2016 though the agreement does not have an expiration date.

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

On February 25, 2010, the Evonik Defendants filed motions for summary judgment on the non-existence of SCR-Tech’s trade secrets or confidential information, statutes of limitation, release and lack of standing and a motion requesting that the court stay discovery.  SCR-Tech filed responses to these motions.  The court, after hearing argument on these motions, issued its order dated July 12, 2010 denying the Evonik Defendants’ motions for summary judgment on statutes of limitation, release and lack of standing, and with respect to the motion for summary judgment on non-existence of trade secrets or confidential information the court held such motion in abeyance pending completion of limited discovery as directed by the court.  Such limited discovery is to be taken until December 6, 2010, and such discovery is presently in process.

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

ACORN ENERGY, INC.

Dated: November 10, 2010	By:	/s/ Michael Barth
Michael Barth
Chief Financial Officer