Form 10-K
period 2010-12-31
ACORN ENERGY, INC.
filed 2011-03-16
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission file number: 0-19771

ACORN ENERGY, INC.
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2786081 (I.R.S. Employer Identification No.)

4 West Rockland Road, Montchanin, Delaware (Address of principal executive offices)	19710 (Zip Code)

302-656-1707
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of last day of the second fiscal quarter of 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $76.4 million based on the closing sale price on that date as reported on the NASDAQ Global Market. As of March 9, 2011 there were 17,343,005 shares of Common Stock, $0.01 par value per share, outstanding.

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

AquaShield™ and PointShieldTM are trademarks of our DSIT Solutions Ltd. subsidiary.  CoaLogix™ and MetalliFix™ are trademarks of our CoaLogix subsidiary. Line IQTM, Transformer IQTM, Bushing IQTM and PowerMonicTM are trademarks of our GridSense subsidiary.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Acorn Energy, Inc. (the Company”) is a holding company focused on technology driven solutions for energy infrastructure asset management.  Our four businesses improve the world’s energy infrastructure by making it cleaner and less expensive to operate air pollution systems for coal and gas-fired power plants (CoaLogix), more secure by providing security solutions for underwater energy infrastructure (DSIT), more reliable by providing condition monitoring instruments for critical assets on the electric grid (GridSense) and more productive and efficient by increasing oil and gas production while lowering costs through use of ultra-high sensitive seismic tools for more precise pinpointing of oil and gas reservoirs (USSI).

Through our majority or wholly-owned operating subsidiaries we provide the following services and products:

•      Air Pollution Control Services. We provide selective catalytic reduction (“SCR”) catalyst and management services for coal-fired power plants through our CoaLogix Inc. ("CoaLogix") subsidiary.  These services include SCR catalyst management, cleaning and regeneration as well as consulting services to help power plant operators optimize efficiency and reduce overall nitrogen oxides (“NOx”) compliance costs through CoaLogix’s SCR-Tech LLC (“SCR-Tech”) subsidiary.

•      Energy & Security Sonar Solutions (formerly known as Naval and RT Solutions).  We provide sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other real-time and embedded hardware and software development and production through our DSIT Solutions Ltd. ("DSIT") subsidiary.

•      Smart Grid Distribution Automation.  These products and services are provided by our GridSense subsidiary which develops markets and sells remote monitoring and control systems to electric utilities and industrial facilities worldwide.

•      Energy and Security Sensor Systems.  These products and services are provided by our US Sensor Systems Inc. subsidiary ("USSI") which develops and produces “state of the art” fiber optic sensing systems for the energy, commercial security and defense markets worldwide.

During 2010, each of the four abovementioned activities represented a reportable segment. In addition, our “Other” segment represents IT and consulting activities at our DSIT subsidiary.

REVENUES BY COMPANY

The following table shows, for the periods indicated, the dollar amount (in thousands) of the consolidated revenues attributable to each of our consolidated companies. The revenues of USSI are included in our consolidated financial statements effective February 23, 2010. The revenues of GridSense are included in our consolidated financial statements effective May 12, 2010. Accordingly, there are no comparative revenues reported for these activities for 2009. On December 17, 2010, we discontinued our Coreworx activities. Accordingly, Coreworx’ revenues and results are excluded for all periods indicated.

	Year ended December 31,		Three months ended December 31,
	2009	2010	2009	2010
CoaLogix	$18,099	$21,450	$5,338	$6,638
DSIT Solutions	9,219	11,457	2,746	2,843
GridSense	—	2,382	—	1,194
USSI	—	405	—	212
Total	$27,318	$35,694	$8,084	$10,887

AIR POLLUTION CONTROL SERVICES – COALOGIX

Through SCR-Tech, which is 100% owned by our 72% owned CoaLogix subsidiary, we offer a variety of services for coal-fired power plants that use SCR systems to reduce nitrogen oxides (“NOx”) emissions.  NOx emissions are contributors to ground-level ozone (smog), particulate matter and acid rain. These services include SCR catalyst management, cleaning and regeneration, as well as consulting services to help power plant operators optimize efficiency and reduce overall NOx compliance costs.

Coal-fired power plants, in particular, continue to be a primary target for NOx reduction, and selective catalytic reduction remains the most widely used technology by plant operators to control NOx.  With NOx removal efficiencies of up to 95%, SCR systems are considered to be the most effective NOx reduction solution, and we expect it to remain the dominant technology choice for coal-fired power plants to meet increasingly stringent U.S. air quality regulations.

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

On July 6, 2010, the EPA issued the proposed replacement for CAIR, the “Transport Rules”. The public comment period ended in October, 2010 and the EPA is in the process of finalizing the proposed regulation. According to the EPA, by 2014, the Transport Rule will have the effect of reducing NOx from power plants by 52% over 2005 levels.

Market for SCR Catalyst and Management Services

Coal-fired plants represent approximately 50% of U.S. power generating capacity, and we believe they will continue to play an important role in the U.S. electricity generation market in the years ahead.  Department of Energy (DOE) projections indicate that coal-fired electric power generation will grow gradually through 2035. The recent growth in SCR system installations in coal-fired power plants driven by the NOx SIP Call and CAIR has resulted in a large and growing U.S. market for SCR catalyst and management services.  Based upon the substantial number of SCR systems that commenced operation between 2000 and 2006 combined with the CAIR Phase I caps which began on January 1, 2009, we expect the market for catalyst replenishment to increase dramatically, and result in a total addressable market for catalyst cleaning and regeneration estimated in excess of $100 million in 2011.

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

Customers

Our SCR catalyst and management services business currently primarily serves the U.S. coal-fired power generation market.  Our customer base ranges from large investor-owned utilities and independent power producers to smaller municipal power generators.  As part of an ongoing growth and revenue diversification strategy, SCR-Tech continues to actively target SCR operators at coal-fired power plants throughout the United States, and the Eastern U.S. in particular, to further expand its customer base and broaden its reach in the marketplace. In 2010, four customers represented approximately 54% of SCR-Tech’s revenue (18%, 15%, 11%, and 10%), and one of those customers (the Tennessee Valley Authority) comprised approximately 11% ($3.9 million) of Acorn’s consolidated revenues for 2010.  In 2009, two customers represented approximately 36% of SCR-Tech’s revenue, with one of those customers, Allegheny Energy, comprising 16.0% of Acorn’s sales for 2009.  The loss of one or more of these customers could have a material effect on this segment.

Competition

We are aware of one company, Evonik Energy Services LLC (“Evonik LLC”), which entered the U.S. catalyst regeneration market that offers competing SCR regeneration and cleaning services beginning in 2008, and has a regeneration facility in North Carolina.  Evonik LLC, based in Charlotte, North Carolina, is a subsidiary of a large German company, Evonik Steag GmbH. We are currently involved in litigation with Evonik LLC.  See Item 3. Legal Proceedings. Another company, Enerfab Inc. provides catalyst management, and also cleans and rejuvenates catalyst but does not regenerate catalyst (which involves reactivating catalyst with chemicals to restore the catalyst to its maximum efficiency).  In addition, new catalyst replacement is the primary competition for SCR-Tech’s regeneration process when a replenishment of catalyst activity is necessary. The basis of competition is often price as many projects are subject to competitive bidding. Quality and service can also be competitive factors.

Production Facilities

SCR-Tech’s business operations are located in Charlotte, North Carolina in two production facilities (Mount Holly and Steele Creek) with a total of approximately 270,000 square feet for the cleaning and regeneration of SCR catalyst.

In September 2009, SCR-Tech entered into an agreement to lease approximately 7.3 acres of land in Charlotte, North Carolina together with a building containing approximately 143,500 square feet of office, production and warehouse space (the Steele Creek facility). SCR-Tech entered into this lease to provide it with additional space for manufacturing, warehousing, research and development and administration.  SCR-Tech leased 98,460 square feet through July 31, 2010 and added the remaining 45,040 square feet to the lease on August 1, 2010.

The Mount Holly facility is also located in Charlotte, North Carolina and contains approximately 126,000 square feet of leased office, production, laboratory and warehouse space. Since the opening of the Steele Creek facility, the Company continues to use the Mount Holly facility for production, laboratory and warehouse space. The Mount Holly facility’s lease expires on June 30, 2012 and the company has two five years options to renew. CoaLogix is currently in the process of determining whether or not to exercise its option to extend the Mt. Holly lease. If CoaLogix does not exercise its option to extend the Mt. Holly lease, it is possible to increase production capacity at the Steele Creek facility to cover CoaLogix’ near term production needs.

We believe that both production facilities (or an expanded Steele Creek facility if the Mt. Holly lease extension is not exercised) provide sufficient capacity for cleaning and regenerating SCR catalysts for the near future.

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

We either own (exclusively or jointly) or hold exclusive license rights from third parties for seven U.S. patents, three Canadian patents, one German patent and eight pending U.S. applications, three pending Chinese patents applications, one pending German application and one pending Canadian application.  We anticipate that when our early patents expire, we will rely on subsequently filed and additional patents along with trade secrets and other know-how to protect the foundation technology and cleaning and regeneration processes. We plan to continue to file new patent applications as we gain knowledge and experience with our various processes and service offerings.

ENERGY & SECURITY SONAR SOLUTIONS – DSIT SOLUTIONS LTD.

DSIT Solutions Ltd., which is 84% owned by Acorn, is a globally-oriented company based in Israel with expertise in sonar and acoustics and development capabilities in the areas of real-time and embedded systems.  Based on these capabilities, we offer a full range of sonar and acoustic-related solutions to strategic energy installations as well as defense and homeland security markets. In addition, based on expertise in fields such as signal acquisition and processing applications, communication technologies, computerized vision for the semiconductor industry and command, control and communication management (“C3”) we provide wide ranging solutions to both governmental and commercial customers.

Products and Services

DSIT’s Energy & Security Sonar Solutions activities are focused on two areas – sonar and acoustic solutions for naval and security markets and other real-time and embedded hardware and software development and production.

Energy & Security Sonar Solutions.  Our energy & security sonar solutions include a full range of sonar and acoustic-related solutions to the strategic energy installation, defense and homeland security markets.  These solutions include:

•      AquaShield™ Diver Detection Sonar (“DDS”) – DSIT has developed an innovative, cost-effective DDS system, the AquaShield™, that provides critical coastal and offshore protection of sites through long-range detection, tracking, classification and warning of unauthorized divers and Swimmer Delivery Vehicles (“SDVs”) for rapid deployment and effective response.  Our AquaShield™ DDS system is fully automatic and customizable, and requires intervention of a security person only for final decision and response to the threat.  The DDS sensors can be integrated with other sensors into a comprehensive command and control (“C&C”) system to provide a complete tactical picture both above and below the water for more intelligent evaluation of and effective response to threats.

•      PointShield™ Portable Diver Detection Sonar (PDDS) – DSIT has added another solution to its underwater family of "Shield" products – the PointShield™. The PointShield™ PDDS is a medium range portable diver detection sonar aimed at protecting vessels at anchorage and cover restricted areas such as water canals and intakes. The PointShield™ is a cost-effective system tailored to meet the needs of customers, whose main concern is portability and flexibility.

•      PortView™ Harbor Surveillance System (“HSS”) – DSIT in cooperation with a partner company –HarTech Technologies, Ltd. has developed an integrated HSS that incorporates DDS sensors with above-water surveillance sensors to create a comprehensive above and below water security system to coastal and offshore sites such as energy terminals, offshore rigs, nuclear power plants and ports.  The system reliably detects, tracks, and warns of intruders such as divers, swimmers, SDVs, semi-submersibles, small surface vessels and other potential intruders.

•      Mobile Acoustic Range (“MAR”) – The MAR accurately measures a submarine’s or surface vessel’s radiated noise; thus enabling navies and shipyards to monitor and control the radiated noise and to silence their submarines and ships.  By continuously tracking the measured vessel and transmitting the data to a measurement ship, the MAR system enables real time radiated noise processing, analysis and display.  The system also includes a platform database for measurement results management and provides playback and post analysis capability.

•      Generic Sonar Simulator (“GSS”) – DSIT has developed a GSS for the rapid and comprehensive training of Anti-Submarine Warfare (“ASW”), submarine, and mine detection sonar operators.  This advanced, low cost, PC-based training simulator is designed for all levels of sonar operators from beginners to the most experienced, including ship ASW teams.  The simulator includes all aspects of sonar operation, with emphasis on training in weak target detection in the presence of noise and reverberation, torpedo detection, audio listening and classification.

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

Other Real-Time and Embedded Solutions

Additional areas of development and production in real-time and embedded hardware and software include:

•      Applications - DSIT specializes in Weapon/C&C Operating Consoles for unique air and naval applications, designed through synergistic interaction with the end-user.  Weapon/C&C Consoles utilize Human-Machine Interface (“HMI”) prototyping supported on a variety of platforms as an integral part of the HMI definition and refinement process.  Weapon/C&C Console specific applications driven by HMI include signal processing and data fusion and tracking.

•      Computerized Vision for the Semiconductor Industry - DSIT has been cooperating with global leaders of state-of-the-art semiconductor wafer inspection systems in developing cutting edge technologies to enable the semiconductor industry to detect defects in the manufacture of silicon wafers.  DSIT develops and manufactures hardware and embedded software for computerized vision systems, and we supply this multi-disciplinary field in the integration of digital and analog technologies, image processing and intricate logic development.

•      Modems, data links and telemetry systems – DSIT is working with major defense industries in Israel such as Rafael Advanced Defense Systems Ltd. and Israel Aerospace Industries Ltd., developing modems, advanced wideband datalinks and telemetry systems for airborne and missile systems. DSIT is providing development and production services of hardware and embedded signal processing software with high quality control standards.

•      Sonar Building Blocks – based on our sonar capabilities and development of the DDS, DSIT has developed a number of generic building blocks of sonar systems such as Signal Processing Systems and Sonar Power Amplifiers (SPA). Some customers designing and building their own sonar systems have purchased these building blocks from us.  These elements are specifically tailored and optimized for Sonar systems and have advantages over generic standard building blocks.

DSIT’s other operations include IT and consulting activities whose results are not included in the Energy & Security Sonar Solutions segment.

Customers and Markets

All of this segment’s operations (excluding sales and product delivery, set-up and service) take place in Israel. In 2010, approximately 55% of this segment's revenues were derived from outside of Israel.  In 2009, approximately 43% of the segment’s revenues were derived from outside of Israel While in 2008, only 15% of this segment’s revenues were derived from outside of Israel. We expect this trend of increasing shares of this segment’s revenues to be generated from outside of Israel to continue in 2011.  DSIT continues to invest considerable effort to penetrate European, Asian, U.S. and other markets in order to broaden its geographic sales base with respect to its sonar technology solutions. We have significant customer relationships with some of Israel’s largest companies in its defense and electronics industries as well as relationships with some of the biggest Asian defense integrators. We are currently exploring several cooperation opportunities within Europe and the US.

The global war on terror has shifted the focus of governments and Homeland Security agencies to invest in situational awareness equipment to better protect their national infrastructure. For example, in March 2009, the U.S. Nuclear Regulatory Commission ("NRC") amended the security requirements for nuclear power reactors to require detection and assessment systems at all licensed U.S. nuclear power plants. In addition, commercial enterprises are also increasingly aware of the need to protect critical coastal and waterfront infrastructures. These critical infrastructures include ports, oil terminals, off-shore oil and gas rigs, liquid natural gas (“LNG”) plants and terminals, nuclear power plants, coal terminals, dams and canals.  We believe there will be a growing demand by governmental agencies and commercial owners of these facilities for products and services such as our energy and security sonar solutions described above.

We believe that in 2011, we will see an increased flow of orders for our AquaShield DDS generated by customers realizing the potential threat to their coastal and offshore critical facilities. DSIT is currently in discussions with numerous potential energy, commercial and governmental customers who have shown interest in the company's underwater security systems.

Three customers accounted for approximately 68% of segment sales in 2010 (39%, 17% and 12%), one of which accounted for 11% ($4.0 million) of Acorn’s consolidated revenues for 2010. In 2009, three customers accounted for 83% (38%, 32% and 13%, respectively) of segment sales.  The loss of any one or more of these customers could have a material adverse effect on this segment.

Competition

Our Energy & Security Sonar Solutions segment faces competition from several competitors, large and small, operating in worldwide markets, (such as Sonardyne International Ltd. (based in the United Kingdom), Atlas Elektronik (based in Germany) and the Kongsberg group of companies (based in Norway)) with substantially greater financial and marketing resources, particularly with respect to our energy and security sonar solutions. We believe that our wide range of experience and long-term relationships with large businesses as well as the strategic partnerships that we are developing will enable us to compete successfully and obtain future business. In 2010, DSIT participated in a head-to-head in-the-water competition with its aforementioned primary competitors. DSIT's AquaShield DDS achieved a much better performance, than its competitors, particularly in the areas of detection range and automatic classification.

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

SMART GRID DISTRIBUTION AUTOMATION – GRIDSENSE

In accordance with applicable accounting standards, we began consolidating the results of GridSense beginning May 12, 2010, the date we acquired the outstanding GridSense shares not previously owned by us.  Prior to that date we accounted for our GridSense investment using the equity method.

GridSense develops and markets remote monitoring systems to electric utilities and industrial facilities worldwide.  These systems,  used in a wide range of utility applications including outage management, power quality monitoring, system planning, trouble shooting and proactive maintenance, and condition monitoring, provide transmission and distribution network operators with the intelligence to better and more efficiently operate grid operations.

Due to increasing stresses on these systems, old and aging infrastructure and greater demands for power quality and reliability of supply, utilities are striving to modernize their electrical infrastructures with "SmartGrid" initiatives.  Cost-effective and easily deployable, GridSense solutions provide critical components of the future grid.

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

GridSense operates from offices in the U.S. and Australia and has utility customers throughout the world, including the Americas, Asia, Australia, Africa, and the United Kingdom.

GridSense Offerings & Solutions

GridSense has a range of commercially proven offerings sold to customers worldwide. The success of GridSense's offerings is based on being able to provide identifiable and quantifiable value to its utility customers by minimizing inconveniences and productivity losses for their consumers, optimizing operations of existing assets, reducing costs of identifying and rectifying outages and disturbances on their networks, and providing them with the requisite information to make better capital expenditure decisions. GridSense’s offerings include:

•      PowerMonicTM Systems - The PowerMonicTM range of outdoor power analyzers and analytical software allows electric utilities to monitor and investigate power quality problems in homes, offices, factories, and key points on the electricity distribution infrastructure.

•      Line IQTM Systems - The Line IQTM provides real-time monitoring of electricity grids and captures important operational, maintenance, planning and regulatory reporting information such as current, temperature and power factor.  The Line IQTM provides all these applications at a fraction of the cost of alternative solutions in the market.

•      Transformer IQTM – The Transformer IQTM is a comprehensive monitoring system that consolidates all transformer monitoring functions onto a single platform using industry-proven hardware, and allows utilities to effectively predict nearly all the failure modes known to occur to transformers.

•      Bushing IQTM – The Bushing IQTM is a continuous online system for monitoring power factor in hight voltage capacitive bushings.

Customers and Markets

Within Australia where GridSense has an established sales team and support infrastructure, GridSense sells the PowerMonicTM, Line IQTM, Transformer IQTM and Bushing IQTM range of products directly to electric utilities and industrial customers.  Outside of Australia, GridSense utilizes a network of resellers, including rental companies, electrical engineering firms, distributors, independent manufacturers’ representatives and agents.  In addition, in North America, GridSense employs five sales professionals. By leveraging off this indirect sales network, GridSense has expanded into international territories while minimizing the risk and financial burden of maintaining a direct sales organization.

Strategically important markets outside of Australia include North America, UK and South Africa.  Having invested heavily in an organization to support its customers in the US and Canada, GridSense has grown its customer base from just a handful a few years ago to over 200 utility companies ranging from municipal utilities and cooperatives to large investor owned utilities.  The penetration of this market in the relatively short time since GridSense established operations in the US has been made possible with the establishment of a manufacturers’ rep network covering the region.  Given the size of the North American utility market, sales from this territory are expected to grow, and we believe North America will eventually represent the largest portion of overall company sales in the future.  Unlike North America which is characterized by a large number of electricity suppliers over a vast geographic territory, the opportunities in the United Kingdom and South Africa are focused on a small number of large electric utility operators.  The company is currently pursuing deployment opportunities in both the United Kingdom and South Africa.

GridSense has activities in other international markets but continues a measured and disciplined approach toward expansion.  Validation of the market opportunity takes place before actual deployment of resources.  GridSense mitigates its operational and financial risks by aligning itself with resellers that exhibit technical competency, established customer relationships and on-the-ground resources to support our offerings.

Two customers accounted for approximately 27% of GridSense’s sales (14% and 13%) during the period following our consolidation of GridSense in May 2010. The loss of one or more of these customers could have a material effect on this segment.

Production Facilities and Locations

GridSense is headquartered in Sydney, Australia in an 8,100 square foot leased facility and has a 5,500 square foot leased facility in Sacramento, California, both of which GridSense management deems sufficient to meet its needs for the foreseeable future.  GridSense has successfully outsourced many production aspects to external parties.  The transfer of production to accredited contract manufacturers has reduced the Company’s fixed manufacturing overhead and freed up resources to focus on quality assurance and service.

Competition

The industry in which GridSense operates is characterized by intense competition from both large, established companies as well as smaller companies with specialized offerings.  Such competitors include General Electric, Siemens, Qualitrol Company LLC, PowerSense and Schweitzer Engineering Laboratories. To avoid direct competition with larger, more established companies GridSense focuses on niches where it can offer a differentiated product based on superior cost and performance.  As GridSense grows and penetrates markets where larger companies have been established, it may experience more competition.  GridSense is in a field where electronics and software/firmware dominate. This fast changing area may generate new methods of detecting and monitoring disturbances.  GridSense closely monitors trends and changes in technologies and customer demand that could adversely impact its competitiveness and overall success. Price, quality and experience are the primary competitive factors.

Intellectual Property

GridSense invests significant resources in product development and research in order to maintain its competitiveness in the marketplace.  Keeping proprietary information safe from unauthorized use or disclosure is therefore an important objective.  In order to protect its proprietary know-how and technology, GridSense uses a combination of patents, trade secrets, contracts, copyrights and trademarks.  GridSense owns three Australian patents and three U.S. patents, and has one patent pending in both Australia and the U.S. In addition, GridSense owns three patents in Canada, two in Europe, two in South Africa and one in Great Britain.  However, some of GridSense’s know-how and technology may not be patentable.  To protect its rights, GridSense requires employees, consultants, advisors and collaborators to enter into confidentiality agreements.  While these agreements will provide some level of protection, they cannot provide absolute assurance that GridSense’s trade secrets, know-how or other proprietary information are fully safeguarded.  Whenever intellectual property is developed internally or acquired, GridSense will evaluate and determine the optimal mix of controls to protect itself.

ENERGY AND SECURITY SENSOR SYSTEMS - U.S. SENSOR SYSTEMS INC.

In accordance with applicable accounting standards, we began consolidating the results of US Sensor Systems Inc. ("USSI") beginning February 23, 2010, the date we effectively acquired USSI. USSI is a Delaware corporation based in Northridge, California which was established in October 2007. In a series of investments, option exercises and exchanges of shares beginning in November 2009 through our most recent exercise in February 2011, we have acquired an aggregate of approximately 81% of USSI.  In addition, we hold an additional option that can increase our holdings to approximately 87% by May 2011.

USSI's primary focus is to develop and produce “state of the art” fiber optic sensing systems for the energy and security (both commercial and defense) markets.  USSI’s patented ultra-high sensitivity fiber optic sensors are being designed to replace the legacy expensive, unreliable, and bulky electronic sensors currently in widespread use today with small, low cost, ultra-reliable, and inherently-safe fiber optic sensors.  USSI’s fiber optic sensors have demonstrated greater than three hundred times the sensitivity as compared to the legacy electronic sensors and sell for a fraction of the cost of traditional electronic sensors.

USSI’s new fiber optic sensing systems provide its users with a competitive advantage over those relying on existing sensor technology.  As further described below, primary product lines for which USSI is currently developing products include downhole fiber optic sensor systems for oilfield 4D seismic reservoir monitoring, shale gas microseismic monitoring,  fiber optic perimeter security systems (including commercial and defense), and fiber optic pipeline/coal mine monitoring systems.  USSI’s systems are currently being installed for evaluation by companies in North America, Asia, and Eastern Europe.

Products and Services

4D reservoir & shale gas monitoring. New oil discoveries are not keeping pace with the worldwide demand for oil.  To make up for this shortfall, more oil must be produced from existing fields, which dictates increased use of 4D seismic techniques (repeated 3D seismic images to monitor the movement of oil reservoir fluids over time) to increase the percentage of oil extracted.  For 4D to be cost-effective, permanently-installed seismic sensors are needed.  Current mainstream oilfield seismic sensing systems are based upon 50 year-old technology that is costly and unreliable for permanent installations.  USSI’s fiber optic seismic sensors can meet the demanding performance, cost, and reliability requirements needed for advanced 4D seismic analysis.

In addition to oilfield seismic sensing, there is also a great need for the USSI technology in the harvesting of natural gas.  There is a fundamental shift underway within the oil and gas industry as major oil companies are increasingly focusing on natural gas as new horizontal drilling techniques combined with hydro fracking are making the world’s vast tight gas shale fields economical to produce.  Natural gas burns cleaner than oil and is also gaining traction as a fuel for transportation.  USSI’s fiber optic sensors can provide the ability to monitor the fracking process to improve production efficiency and minimize potential environmental damage at a fraction of the cost of competing technology.

Fiber optic pipeline monitoring. There are currently approximately 134,000 miles of oil pipelines and 387,000 miles of gas pipelines in the US, most of which were built before the end of World War II. USSI provides pipeline monitoring for Oil and Gas pipelines, through a similar revolutionary, all-in-one, fiber optic sensing cable.   Since the optical fiber is the sensor, there are no electronics required in the sensor cable, and every inch of the cable is acoustically sensitive ensuring that there are no gaps in coverage.  The USSI system detects unusual acoustic activity such as leaks, tampering, theft or damage caused by construction equipment.  The USSI system can effectively detect attempted illegal tapping of pipelines in remote areas as well as intrusion into pipeline facilities for terrorist activities.  The unique ability of USSI’s sensor to monitor hundreds of miles of pipeline in real-time, with no electronics on the pipeline is a distinct advantage over competing systems.

Fiber optic perimeter security. USSI has developed an all-optical security system based upon a microphonic cable that can be mounted on a fence, buried along a border/perimeter, or placed underwater in a harbor.  We believe the USSI fiber optic microphonic cable is the most sensitive available as it can detect disturbance signals that are 100 times quieter than competing systems.  In addition, the USSI system is unique in its ability to detect and classify multiple simultaneous events.  The system utilizes sophisticated signal processing techniques to screen out false alarms, and will detect, pinpoint, and notify on any attempts to infiltrate a facility.

The USSI security sensing system features low noise, high sensitivity, high dynamic range, providing a true reproduction of acoustic signals, and clearly defined, independent sensing zones.  We believe the USSI buried fiber optic sensing system has the lowest noise floor of any competing fiber optic perimeter security system.  This advantage enables the USSI system to detect in-ground disturbance signals that may be very weak or that occur at much larger distances.  In addition, the USSI system is unique in its ability to detect and classify multiple simultaneous events on single or multiple zones.  This capability is very important in that it prevents a potential intruder from foiling the system by masking an intrusion attempt by simultaneously applying loud noise at an alternate location.

Customers and Markets

In the period since our acquisition of USSI, it has recorded revenues of approximately $0.4 million. However, USSI has initiated numerous project proposals for all of its products and services as well as successfully demonstrated its sensor technology at numerous test sites for potential customers.

Energy. USSI targets its products into the oilfield geophysics market, which has about a $12 billion annual market size, of which about $10 billion is for seismic acquisition and processing activities, and about $2 billion is for equipment such as seismic sources and sensors.  USSI’s sensor systems fall into the oilfield geophysical equipment market, and its potential customers are the oilfield service companies.  The leading oilfield service companies are Schlumberger,  Halliburton, and Baker Hughes.

Three companies account for 90% of the Oilfield Geophysical Equipment market.  Sercel, S.A, a subsidiary of Compagnie Generale de Geophysique-Veritas (CGGVeritas) represents 54% of the market, ION Geophysical Corporation  represents 28% and Oyo Geospace Corporation represents about 8%.  The majority of this equipment is currently used for marine seismic and land (surface) seismic applications, with downhole seismic and microseismic making up only about 10%.  USSI is initially pursuing the downhole seismic and microseismic market as these are the least mature but the fastest growing market.  USSI believes the size of this market to be in excess of $150 million in 2011. After addressing these markets, USSI plans to pursue the larger, more mature marine and land seismic markets.

Security. As a result of the attacks of September 11, the United States and many of its international partners have embarked on a massive, long-term effort to enhance the security of their homelands.  Waging a cost effective campaign to enhance homeland security demands new, highly developed technologies.  USSI’s all fiber optic security systems are an example of one of those technologies. For these applications, what is needed is an unobtrusive sensor system that will allow military forces and/or border security personnel to monitor long stretches of territory from protected sites at extended standoff ranges.

According to Homeland Security Research Corporation, a consulting firm, the U.S. market for homeland security products and services was approximately $23.8 billion in 2006, and barring any future attacks, that figure is expected to increase by roughly 50 percent by 2011.

USSI’s potential customers are the large and small commercial security system integrators, government organizations such as the U.S. Department of Homeland Security, and large government contractors such as Boeing, Northrop Grumman, Lockheed Martin, and Raytheon as well as leading commercial system integrators such as ADT Ltd. (a subsidiary of Tyco International Ltd.),  Protection One, Inc., and Monitronics, International, Inc.

Competition

Oil & Gas. USSI’s primary competition comes from oilfield equipment providers using conventional retrievable downhole sensor technology.  This technology is well-proven and widely used.  The leaders include OYO Geospace Corporation, Sercel S.A., and ION Geophysical Corporation.  Our target market is the emerging permanent downhole sensor market.  The existing conventional technology is not suited for permanent installations for the following reasons:

•	Cost - downhole sensor arrays using existing technology cost $4M to $6M per copy. The equivalent USSI downhole system sells for a fraction of that price.
•	Reliability - existing technology requires expensive downhole electronics that cannot be serviced or repaired if permanently installed. The USSI system has no downhole electronics.

USSI also has competition from other oilfield fiber optic sensor companies such as Stingray Geophysical Ltd. (Stingray), Weatherford International Ltd., and Petroleum Geo-Services ASA (PGS).  Stingray and PGS use early generation fiber optic sensor technology which is expensive and difficult to manufacture.  The Weatherford sensor technology is also expensive and its highest reported performance is significantly less than published USSI performance.  The USSI sensor technology is protected via multiple patents/patent applications.

Security Systems. USSI’s competition in the security market comes from well established companies utilizing conventional (leaky-coax cable) technology and relatively new companies utilizing fiber optic technology.  Both technologies can be mounted to a fence or buried around a perimeter.  The leading competitors using conventional technology are Southwest Microwave Inc., and Magal Security Systems, Ltd.  The leading fiber optic competitors are Future Fibre Technologies Pty Ltd., FiberSensys Inc.,  Sensoptics Ltd., and Senstar Corporation.

Existing conventional technology, which has been installed in tens of thousands of locations, has multiple drawbacks.  These drawbacks include susceptibility to electromagnetic interference (EMI), radio frequency interference (RFI) and lightning. The traditional geophones that are part of existing conventional technology consist of a moving coil of wires around a stationary magnet.  If an outside magnetic field is introduced (EMI), it will interfere with the geophone’s performance. If a radio (or cell phone, or other wireless device) is transmitting near a system (RFI) that contains existing conventional technology, it could interfere with the system’s performance as well.  Furthermore, it is expensive to install and maintain the existing conventional technology, requiring multiple electronics boxes and unreliable batteries in the field.  These aforementioned problems with existing conventional technology led to the emergence of fiber optic-based security systems.  The problems with the competing fiber optic security systems include an inability to detect multiple simultaneous events, low sensitivity (10 to 100 times less sensitive than USSI technology), and low signal fidelity (making it difficult to distinguish false alarms).

The USSI approach features low noise, high sensitivity, high dynamic range, providing a true reproduction of acoustic signals, and clearly defined, independent sensing zones.  We believe the USSI buried fiber optic sensing system has the lowest noise floor of any competing fiber optic perimeter security system.  This advantage enables the USSI system to detect in-ground disturbance signals that may be very weak or that occur at much larger distances.  In addition, the USSI system is unique in its ability to detect and classify multiple simultaneous events on single or multiple zones.  This capability is very important in that it prevents a potential intruder from foiling the system by masking an intrusion attempt by simultaneously applying loud noise at an alternate location.

Intellectual Property

USSI invests significant resources in product development and research in order to protect its future competitiveness in the marketplace.  Keeping proprietary information safe from unauthorized use or disclosure is therefore an important objective.  In order to protect its proprietary know-how and technology, USSI uses a combination of patents, trade secrets, contracts, and trademarks.  However, some of USSI’s know-how and technology may not be patentable.  To protect its rights, USSI requires employees, consultants, advisors and collaborators to enter into confidentiality agreements.  While these agreements will provide some level of protection, they cannot provide absolute assurance that USSI’s trade secrets, know-how or other proprietary information are fully safeguarded.  Whenever intellectual property is developed internally or acquired, USSI will evaluate and determine the optimal mix of controls to protect itself. USSI owns one U.S. patent, seven applications pending in the U.S. (two non-provisional and five provisional) and three patent applications pending internationally.  USSI also has five provisional applications currently active in the US.

Facilities

USSI’s activities are conducted in approximately 4,400 square feet of office and production space in the San Fernando Valley (a suburb north of Los Angeles, CA) under a lease that expires in April 2011. We believe that USSI’s current premises will not be sufficient to handle the anticipated increase in sales for the near future and that USSI will have to increase their office and production space when their lease expires in 2011. USSI is currently exploring options for expanded facilities in the San Fernando Valley.

BACKLOG

As of December 31, 2010, our backlog of work to be completed and the amounts expected to be completed in 2011 were as follows (amounts in millions of U.S. dollars):

	Backlog at December 31, 2010	Amount expected to be completed in 2011
CoaLogix	$7.6	$6.7
DSIT Solutions	6.4	5.0
GridSense	0.4	0.4
USSI	0.5	0.5
Total	$14.9	$12.6

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense recorded for the years ended December 31, 2009 and 2010 for each of our consolidated subsidiaries is as follows (amounts in thousands of U.S. dollars):

	Years ended December 31,
	2009	2010

CoaLogix	$86	$166
DSIT Solutions	457	323
GridSense	—	259	*
USSI	—	383	**
Total	$543	$1,131

*   GridSense was acquired on May 12, 2010. Accordingly, the research and development expense recorded with respect to GridSense relates only to the period after its acquisition.

**   USSI was effectively acquired on February 23, 2010. Accordingly, the research and development expense recorded with respect to USSI relates only to the period after its acquisition.

EMPLOYEES

At December 31, 2010, we employed a total of 228 employees, including 178 full-time employees.  We consider our relationship with our employees to be satisfactory.

A breakdown of our full-time employees by geographic location can be seen below:

	Employee count at December 31, 2010
	U.S	Australia	Israel	Total
CoaLogix	79	—	—	79
DSIT Solutions	—	—	55	55
GridSense	14	21	—	35
USSI	7	—	—	7
Acorn	2	—	—	2
Total	102	21	55	178

A breakdown of our full-time employees by activity can be seen below:

	Employee count at December 31, 2010
	Production, Engineering and Technical Support	Marketing and Sales	Management, Administrative and Finance	Total
CoaLogix	66	2	11	79
DSIT Solutions	45	1	9	55
GridSense	20	6	9	35
USSI	5	1	1	7
Acorn	—	—	2	2
Total	136	10	32	178

We have no collective bargaining agreements with any of our employees.  However, with regard to our Israeli activities, certain provisions of the collective bargaining agreements between the Israeli Histadrut (General Federation of Labor in Israel) and the Israeli Coordination Bureau of Economic Organizations (including the Industrialists Association) are applicable by order of the Israeli Ministry of Labor.  These provisions mainly concern the length of the workday, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment.  We generally provide our Israeli employees with benefits and working conditions beyond the required minimums.  Israeli law generally requires severance pay upon the retirement or death of an employee or termination of employment without due cause.  Furthermore, Israeli employees and employers are required to pay specified amounts to the National Insurance Institute, which administers Israel’s social security programs.  The payments to the National Insurance Institute include health tax and are approximately 5.5% of wages (up to a specified amount), of which the employee contributes approximately 70% and the employer approximately 30%.

In Australia, all employers are required to make contributions to retirement investment funds benefiting employees called Superannuation.  GridSense is required to pay 9% of salary as a contribution toward Superannuation funds nominated by its employees.  Further, the Australian Government stipulates that employees are entitled to severance pay if their position is terminated as a result of company restructuring.

ADDITIONAL FINANCIAL INFORMATION

For additional financial information regarding our operating segments, foreign and domestic operations and sales, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22 to our Consolidated Financial Statements included in this Annual Report.

ITEM 1A.RISK FACTORS

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

We have a history of operating losses, and have used significant amounts of cash to fund our operating activities over the years.  In 2009 and 2010, we had operating losses of $5.0 million and $6.8 million, respectively.  Cash used in continuing operations in 2009 and 2010 was $3.2 million and $6.4 million, respectively.

In addition, we continue to pursue additional acquisitions and investment opportunities and may need to support the financing needs of our subsidiaries.  Following our recent capital raise, we currently have enough cash on hand to fund our operations for the next 12 months. However, we may need additional funds to finance future investment and acquisition activity we wish to undertake.  We do not know if such funds will be available if needed on terms that we consider acceptable.  We may have to limit or adjust our investment/acquisition strategy or sell some of our assets in order to continue to pursue our corporate goals.

We depend on key management for the success of our business.

Our success is largely dependent on the skills, experience and efforts of our senior management team and other key personnel.  In particular, our success depends on the continued efforts of John A. Moore, our CEO, William J. McMahon, CEO of CoaLogix/SCR-Tech, Benny Sela, CEO of DSIT, Lindon Shiao, CEO of GridSense and Jim Andersen, CEO of USSI and other key management level employees.  The loss of the services of any of these key employees could materially harm our business, financial condition, future results and cash flow.  We do not maintain “key person” life insurance policies on any of our employees other than for our CEO, John A. Moore. Although to date we have been successful in retaining the services of senior management and have entered into employment agreements with them, members of our senior management may terminate their employment agreements without cause and with various notice periods.  We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management or key employees if their services were no longer available.

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

Keeping informed of, and in compliance with, changing laws, regulations and standards relating to corporate governance, public disclosure and accounting standards, including the Sarbanes-Oxley Act, Dodd-Frank Act, as well as new and proposed SEC regulations and accounting standards, has required an increased amount of management attention and external resources.  Compliance with such requirements may result in increased general and administrative expenses and an increased allocation of management time and attention to compliance activities.

We may not be able to successfully integrate companies which we may invest in or acquire in the future, which could materially and adversely affect our business, financial condition, future results and cash flow.

We effectively acquired USSI in February 2010, and we closed on our acquisition of GridSense in May 2010. Any failure to effectively integrate USSI’s or GridSense’s management into our controls, systems and procedures could materially adversely affect our business, results of operations and financial condition.

Our strategy is to continue to integrate our newly acquired companies and grow the businesses of all of our companies.  Integrating acquisitions is often costly, and we may not be able to successfully integrate our acquired companies with our existing operations without substantial costs, delays or other adverse operational or financial consequences.  Integrating our acquired companies involves a number of risks that could materially and adversely affect our business, including:

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

In order to grow, one or more of our companies may decide to pursue growth through acquisitions. Any significant acquisition by one or more of our operating companies could require substantial use of our capital and may require significant debt or equity financing.  We cannot provide any assurance as to the availability or terms of any such financing or its effect on our liquidity and capital resources.

We incur substantial costs as a result of being a public company.

As a public company, we incur significant legal, accounting, and other expenses in connection with our reporting requirements. The Sarbanes-Oxley Act of 2002, Dodd-Frank Act and the rules subsequently implemented by the Securities and Exchange Commission ("SEC") and NASDAQ, have required changes in corporate governance practices of public companies.  These rules and regulations have already increased our legal and financial compliance costs and the amount of time and effort we devote to compliance activities.  We expect that as a result of continued compliance to these rules and regulations, we will continue to incur significant legal and financial compliance costs.  We continue to regularly monitor and evaluate developments with respect to these new rules with our legal counsel, but we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We are currently involved in litigation and may in the future become involved in litigation that may materially adversely affect us.

We are currently parties to litigation matters which are described under “Item 3. Legal Proceedings.” Also, from time to time in the ordinary course of our business, we may become involved in various legal proceedings, including commercial, product liability, employment, class action and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, operations or financial condition.

Goodwill recorded in connection with our acquisitions is subject to mandatory annual impairment evaluations and as a result, we could be required to write off some or all of this goodwill, which may adversely affect our financial condition and results of operations.

In accordance with applicable accounting principles, goodwill is not amortized but is reviewed annually or more frequently for impairment and other intangibles are also reviewed if certain conditions exist. During the year ended December 31, 2010, we recorded a $5.0 million impairment of goodwill associated with our former Coreworx subsidiary following our decision to stop funding the company and an impairment of $1.2 million associated with our GridSense segment. Any additional impairment of the value of goodwill will result in an additional charge against earnings which could materially adversely affect our reported results of operations and financial position in future periods.

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

Our operating companies rely on a combination of patents, trademarks, copyrights, trade secret laws and restrictions on disclosure to protect our intellectual property rights.  Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technology, systems designs and manufacturing processes.  The ability of others to use our intellectual property could allow them to duplicate the benefits of our products and reduce our competitive advantage.  We do not know whether any of our pending patent applications will be issued or, in the case of patents issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes.  Further, a patent issued covering one use of our technology may not be broad enough to cover uses of that technology in other business areas.  Even if all our patent applications are issued and are sufficiently broad, they may be challenged or invalidated or our competitors may independently develop or patent technologies or processes that are equivalent or superior to ours. We could incur substantial costs in prosecuting patent and other intellectual property infringement suits and defending the validity of our patents and other intellectual property.  While we have attempted to safeguard and maintain our property rights, we do not know whether we have been or will be completely successful in doing so.  These actions could place our patents, trademarks and other intellectual property rights at risk and could result in the loss of patent, trademark or other intellectual property rights protection for the products, systems and services on which our business strategy partly depends.

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

Concentrations of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables.  The counterparty to a significant amount of our cash equivalents and restricted cash deposits is a money market of a major financial institution. We do not believe there is significant risk of non-performance by this counterparty.  Approximately 43% of the trade accounts receivable at December 31, 2010 was due from three customers that pay their trade receivables over usual credit periods.  Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base.

RISKS RELATED TO COALOGIX

CoaLogix has incurred losses since inception and may never achieve sustained profitability.

CoaLogix has incurred net losses of $0.3 million and $2.7 million for the years ended December 31, 2010 and 2009, respectively. We believe that CoaLogix’ 2011 operating results will improve compared to the results as seen in 2010. However, we can provide no assurance that CoaLogix will generate sufficient revenues to allow it to become profitable or to sustain profitability.

The market for CoaLogix’ business is in the early formative stage.

Through its subsidiary, SCR-Tech LLC, CoaLogix offers SCR catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services.  The size and growth rate for this market will ultimately be determined by a number of factors, including environmental regulations, the growth in the use of SCR systems to reduce NOx and other pollutants, the length of operation of SCR systems, the adoption of regeneration versus replacement, the expansion of warranty coverage from SCR catalyst OEMs, the cost of new SCR catalyst, and other factors, most of which are beyond the control of CoaLogix. There is limited historical evidence in the United States as to the cycle of replacement, cleaning and regeneration of SCR catalyst so as to accurately estimate the potential growth of the business.  In addition, the number of times a catalyst can be regenerated is dependent upon factors which cannot be foreseen such as wear and tear and other mechanical damage to the catalyst.  Any delay in the development of the market could significantly and adversely affect our results of operations and financial condition.

 CoaLogix may be subject to vigorous competition with very large competitors that have substantially greater resources and operating histories.

We are aware of one company, Evonik Energy Services, LLC, formerly known as Steag (“Evonik LLC”), which entered the U.S. catalyst regeneration market in 2008.  Evonik LLC has currently built a regeneration facility in North Carolina.  Evonik LLC, based in Kings Mountain, North Carolina, is a subsidiary of a German power producer, Evonik Steag GmbH (“Evonik GmbH”).  Evonik GmbH is very large and has substantially greater resources than CoaLogix or us.  Competition from Evonik may have a material adverse effect on our operations, including a potential reduction in operating margins and a loss of potential business.

We are also aware of at least one other company, Enerfab, Inc. that provides SCR catalyst management, rejuvenation and cleaning services.  We are aware of certain companies, including  Babcock-Hitachi, who have indicated an interest in offering catalyst cleaning and regeneration, and it is possible that manufacturers of new catalyst and other companies may enter the business of SCR catalyst regeneration.  There also are a number of SCR catalyst manufacturers with substantial parent companies that may seek to maintain market share by significantly reducing prices of new SCR catalyst which will put pressure on our operating margins.  These companies include Cormetech Inc. (owned by Mitsubishi Heavy Industries and Corning, Inc.), Argillon Group (owned by Johnson Matthey), CERAM, Haldor-Topsoe, Inc. and Babcock-Hitachi.  Further, if the SCR catalyst regeneration market expands as we expect, additional competitors could emerge.  In addition, if our intellectual property protection is weakened, competition could more easily develop.

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

Due to the nature of litigation, it is not possible to predict the outcome of the lawsuit.  We anticipate that the Evonik LLC defendants will continue vigorously defending themselves, and that Evonik LLC will vigorously pursue its counterclaims against SCR-Tech.  In the event SCR-Tech is unsuccessful in the lawsuit and Evonik LLC prevails in its counterclaims, Evonik LLC may be awarded substantial damages against SCR-Tech. SCR-Tech has not reserved funds for any loss contingency or legal fees associated with this litigation. In addition, if SCR-Tech is unsuccessful, Evonik LLC will remain a competitor of SCR-Tech.

 CoaLogix’ business is subject to customer concentration.

CoaLogix offers SCR catalyst cleaning, rejuvenation and regeneration, as well as SCR system management and consulting services to coal-fired power plants.  Some of the utilities operating these plants are exceptionally large and operate a number of such power plants.  Thus, one or more large utilities could provide a very large order or orders to CoaLogix which likely would result in one or two such utilities providing most of the orders and revenues for CoaLogix for a particular quarterly or annual period. During 2010, four customers represented approximately 54% of CoaLogix’ revenue. During 2009, two customers represented about 36% of CoaLogix’ revenue. During 2008, three customers represented about 75% of CoaLogix’ revenue. Although large orders are beneficial to CoaLogix by providing a large and consistent source of orders and revenues without the additional cost associated with marketing to a larger number of smaller customers, CoaLogix is dependent on a relatively small number of large utilities for its business.  The loss of one of these customers would have a much greater adverse effect on CoaLogix than the loss of a smaller customer.  This may also result in significant swings in orders and revenues on a quarterly basis as well as impacting on our cash flows.

CoaLogix’ business may be impacted by changes in government regulation and environmental legislation.

Our business is significantly dependent on the nature and level of government regulation of emissions.  For instance, the Environmental Protection Agency’s (EPA) Clean Air Interstate Rule (CAIR) was vacated by the District of Columbia Court of Appeals in July 2008, and was subsequently re-instated in December 2008 by the same court just days before the vacature became effective. We expect the EPA to revise CAIR or replace it with other clean air regulations, but we cannot at this time predict the nature of such revisions or replacement regulations. On July 6, 2010, the EPA issued the proposed replacement for CAIR, the “Transport Rule.”  The public comment period ended in October, 2010, and the EPA is in the process of finalizing the proposed regulation.  According to the EPA, the Transport Rule will have the effect of reducing NOx from power plants by 52% over 2005 levels. Without government regulation of coal-fired power generation, SCR catalyst would not be used by utilities, there would be no need for utilities to acquire, clean or regenerate SCR catalyst, and CoaLogix would have no business purpose.  Further, changes in or adverse interpretations of governmental accounting or rate-based emissions regulations also could have a material adverse effect on our business.  Although government regulation of emissions has become increasingly stringent in recent years, the growing costs associated with such regulations and the economic downturn in the U.S. may limit the level of increase and scope of emissions requirements, which could limit the potential growth of our target markets.  Any easing, delay or deferral of governmental emissions requirements or the growth rate of such requirements could have a material adverse effect on our business.

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

Decreases in demand for electricity resulting from economic, weather changes or other conditions could adversely affect demand for CoaLogix’ services and its results of operations.

Overall economic activity and the associated demands for power by industrial users can have significant effects on overall electricity demand.  An economic slowdown can significantly slow the growth of electrical demand and could result in utilities using their SCR systems less thus extending the life of SCR catalyst.  During the current recession demand for electricity has weakened in the U.S.  Significant declines in the rate of economic growth in the U.S. could materially affect demand for electricity, which may have an adverse effect on demand for CoaLogix’ services.

The use of alternative energy sources for power generation could reduce the use of coal by electric utilities in the U.S., which could result in lower demand for CoaLogix’ services and materially and adversely affect our business and results of operations.

Although the Energy Information Agency of the U.S. Department of Energy projects only a gradual decline in use of coal to generate electricity through 2035, the use of coal as a source of power generation in the U.S. could be adversely affected by, among other things:

•	the location, availability, quality and price of alternative energy sources for power generation, such as natural gas, fuel oil, nuclear, hydroelectric, wind, biomass and solar power; and

•	technological developments, including those related to alternative energy sources.

           Gas-fueled generation has the potential to displace coal-fueled generation, particularly from older, less efficient coal-powered generators.  We expect that many of the new power plants needed to meet increasing demand for electricity generation will be fueled by natural gas because gas-fired plants are cheaper to construct and permits to construct these plants are easier to obtain as natural gas is seen as having a lower environmental impact than coal-fueled generators.  Several states have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power.  There have been numerous proposals to establish a similar uniform, national standard although none of these proposals have been enacted to date.  Possible advances in technologies and incentives, such as tax credits, to enhance the economics of renewable energy sources could make these sources more competitive with coal.  Any reduction in the amount of coal consumed by domestic electric power generators could reduce the demand for CoaLogix’ services, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

CoaLogix’ business is subject to potential seasonality.

Prior to the January 1, 2009 effective date of Phase I of CAIR, some utilities and IPPs operated their SCR units only during the “ozone season” (May 1 — September 30). Because of this, CoaLogix’ business was more limited than if SCR units were required to operate on a continual basis.  During non-ozone season periods, most operators had limited (if any) requirements to run their SCR systems.  Given that Phase I of CAIR effectively requires operators run their SCR systems on a continual basis beginning January 1, 2009, we expect less concentration of CoaLogix business during the ozone season each year. However, utilities and IPPs may continue to schedule outages and down time for maintenance during periods beyond our control, resulting in seasonality of CoaLogix’ business. These potential fluctuations in revenues and cash flow during a year may be significant and could materially impact our quarterly earnings and cash flow.  This may have a material adverse effect on the perception of our business and the market price for Acorn's common stock.

CoaLogix does not own its regeneration facilities, and it is subject to risks inherent in leasing its sites of its operations.

CoaLogix does not own its two regeneration sites; instead it leases one, the Mt. Holly facility, from Clariant Corporation, the U.S. subsidiary of a Switzerland-based public company (“Clariant”), and the other, the Steele Creek facility, from Fat Boy Trading Company (“Fat Boy”), an independent owner of the site, for a combined operating space of approximately 270,000 square feet.  Although we believe the Clariant lease terms are favorable, the dependence on Clariant and the site for about 126,000 square feet of operating space could subject SCR-Tech to increased risk in the event Clariant experiences financial setbacks or loses its right to operate the site.  This risk is heightened because the site is a Federal Superfund site (under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”)), which increases the risks that the site ultimately could be shut down or that Clariant will be financially unable to continue its ownership of the site or uphold its environmental indemnification covenants.  It may be difficult to relocate operations at the Clariant facility to another site on a timely or cost-effective basis in order to maintain our current combined operating space of 270,000 square feet, and CoaLogix’ business could be negatively impacted by any problems with continuing to conduct its operations at this site.

CoaLogix could be subject to environmental risks as a result of the operation of its business and the location of its Mt. Holly facility.

The operation of CoaLogix' business and the nature of its assets create various environmental risks. CoaLogix ‘ leases one of its sites for operations at a property listed on the National Priority List as a Federal Superfund site (the Mt. Holly facility).  Five CERCLA Areas (those areas of concern identified under the CERCLA program) are identified on the property, and while CoaLogix does not lease any property identified as a CERCLA Area, one such CERCLA Area has resulted in contamination of groundwater flowing underneath one of the buildings leased by CoaLogix.  Although CoaLogix has indemnification from Clariant for any environmental liability arising prior to the operation of CoaLogix’ business at the site, we can provide no assurance that such indemnification will be sufficient or that CoaLogix would be protected from an environmental claim from the nature of the site.  In addition, the operation of CoaLogix’ business involves removal of hazardous wastes from catalyst and the use of significant chemical materials.  As a result, CoaLogix could be subject to potential liability resulting from such operations at either facility.  To date, neither Acorn nor CoaLogix has been identified as a potential responsible party to such environmental risks, nor have any amounts been recorded to accrue for these potential exposures.

We will be required to continue to make significant capital expenditures to expand CoaLogix’ production facilities or for other purposes; we may require additional capital for such purposes.

We incurred substantial capital expenditures during 2010 in order to meet anticipated demand for increased orders for SCR regeneration services in 2010 and beyond.  The capital expenditures were used to construct a second SCR regeneration plant at the Steele Creek facility.

If the market does not develop as we expect or increased competition results in loss of significant business, we may not generate enough additional revenue from the capital expenditures incurred during 2010.  This could adversely impact our results of operations and financial position going forward.  Moreover, other unanticipated expenses for CoaLogix such as litigation or other costs for protecting intellectual property rights or as a result of a significant corporate transaction could result in the need for additional capital.  These additional funding requirements may be significant, and funds may not be available when required or may be available only on terms unsatisfactory to us.

Our cash requirements will depend on many factors, including but not limited to the market acceptance of our product and service offerings, the ability of CoaLogix to generate significant cash flow, the rate of expansion of our sales and marketing activities, additional demand for expansion of our production capacity, our ability to manage selling, general and administrative expenditures and the timing and extent of CoaLogix related research and development projects.

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

We believe the demand for CoaLogix’ services will continue to increase leading to need for expansion in the future.  Such expansion may involve expansion of CoaLogix’s, existing facilities or construction of a new facility – all requiring additional capital.  There is no assurance that CoaLogix will be able to obtain such additional capital and if CoaLogix is not able to do so, CoaLogix’s growth and results of operations will be adversely affected.

Certain of CoaLogix’ capital equipment is unique to our business and would be difficult and expensive to repair or replace.

Certain of the capital equipment used in the services performed by CoaLogix has been developed and made specifically for us and would be difficult to repair or replace if it were to become damaged or stop working.  In addition, certain of our equipment is not readily available from multiple vendors.  Consequently, any damage to or breakdown of our equipment at a time when we are regenerating large amounts of SCR catalyst at CoaLogix may have a material adverse impact on our business.

 CoaLogix is dependent on third parties to perform certain testing required to confirm successful regeneration.

In connection with the regeneration of SCR catalyst, CoaLogix generally must have an independent company provide testing services to determine the level of success of regeneration.  Currently there are a limited number of companies providing this service.  If CoaLogix is unable to obtain this service on a cost-effective basis, CoaLogix may not be able to perform its regeneration services. In addition, if the testing cannot be completed in a timely manner, there may be a slowdown of operations which can negatively impact the profitability and financial condition of the Company.

Significant price increases in key materials may reduce CoaLogix’ gross margins and profitability of regeneration of SCR Catalyst.

The prices of various chemicals used to regenerate SCR catalyst can be volatile.  If the long-term costs of these materials were to increase significantly, we would attempt to reduce material usage or find substitute materials.  If these efforts were not successful or if these cost increases could not be reflected in our price to customers, then our gross margins and profitability of regenerating SCR Catalyst would be reduced and our ability to operate CoaLogix profitably could be compromised.

There are risks associated with our purchase of used SCR catalyst.

CoaLogix’ primary business involves the cleaning and regenerating of customer-owned SCR catalyst.  In certain instances, however, CoaLogix  may purchase used or “spent” catalyst from utilities for regeneration, as when, for example, a utility wishes to avoid the costs and potential hazardous waste issues associated with the disposal of used or “spent” catalyst.  CoaLogix may purchase SCR catalyst for a nominal sum and then regenerate such catalyst for immediate sale, or may purchase spent SCR catalyst on an opportunistic basis for future regeneration and sale.  The purchase of spent SCR catalyst involves potential risks to CoaLogix.  For example, spent SCR catalyst includes significant hazardous waste, and unlike the regeneration of customer-owned SCR catalyst, the purchase of spent SCR catalyst requires CoaLogix to take ownership or “title” to the SCR catalyst, which may potentially increase CoaLogix environmental risk exposure.  Furthermore, if CoaLogix cannot find a customer to purchase the regenerated catalyst, then CoaLogix must either store the spent catalyst, subject to the inherent risk of holding catalyst which has not been regenerated and contains hazardous waste, or incur significant costs to dispose of the spent catalyst in a manner which complies with the strict requirements of applicable environmental laws.  In addition, the sale of SCR catalyst may expose CoaLogix to risks not inherent in the cleaning and regeneration of SCR catalyst, including product liability claims.  It is unclear as to the amount of SCR catalyst which CoaLogix may purchase, but it is possible such purchases ultimately may be substantial, and may significantly increase the risk profile of CoaLogix’ business.

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

CoaLogix’ business is dependent upon the needs of coal-fired power plants to replace or regenerate SCR catalyst.  It is possible that at some point in the future new technology may be developed which replaces SCR catalyst as the preferred solution for removing NOx from the power plant exhaust.  In such event, CoaLogix’ business would be materially and adversely affected.

Inability to meet customer guarantees.

CoaLogix is often required to provide its customers with guarantees for performance of the SCR catalyst regenerated by CoaLogix.  If CoaLogix is unable to meet customer guarantees, CoaLogix may have to re-perform the affected regeneration job, pay liquidated damages to the customer or both, any of which would have the effect of reducing CoaLogix’ profit margin and possibly materially adversely affecting its results of operations.

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

Hostilities in the Middle East region may slow down the Israeli high-tech market and may harm our Israeli operations; our Israeli operations may be negatively affected by the obligations of our personnel to perform military service.

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

In 2010 the NIS strengthened in relation to the U.S. dollar by 6.0%.  DSIT enters into forward contracts to try to mitigate its exposures to exchange rate fluctuations; however, we can provide no assurance that such controls will be implemented successfully.

We are substantially dependent on a small number of customers and the loss of one or more of these customers may cause revenues and cash flow to decline.

In 2010, 60% of DSIT’s revenues were concentrated in three customers. These customers are expected to continue to make up a significant portion of DSIT’s revenues and cash flow for 2011. A significant reduction of future orders or delay in milestone payments from any of these customers could have a material adverse effect on the performance of DSIT.

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

We must at times provide significant guarantees in order to secure projects. These guarantees are often collateralized by restricted deposits.

Some of the projects we perform require significant performance and/or bank guarantees. At December 31, 2010, DSIT has $3.1 million of performance and bank guarantees outstanding. In addition, DSIT has on deposit at two Israeli banks approximately $1.0 million collateralizing some of these guarantees. These deposits are restricted and, accordingly, DSIT cannot use these funds for operations until the guarantees which are being collateralized are released. At times, this can create cash flow difficulties which could have a material adverse effect on our operations.

In addition, DSIT may not always be able to supply such guarantees without financial assistance from Acorn.  If Acorn needs to provide financial guarantees for DSIT, Acorn may not have sufficient funds available to it to invest in other emerging ventures or take advantage of opportunities available to us in a timely manner. At December 31, 2010, Acorn had on deposit $0.3 million of restricted cash at two Israeli banks collateralizing DSIT guarantees.

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

A number of our suppliers provide us with major components for some of our products for our Energy & Security Sonar Solutions. Some of these components are long-lead items. If for some reason, the suppliers cannot provide us with the component when we need it and we cannot easily find substitute suppliers on similar terms, we may have increased costs and/or delays in delivering a product to a customer and incur penalties and lose customer confidence. In addition, project delays can also slow down revenue recognition and our financial condition could be materially adversely affected. While we are constantly attempting to develop secondary and tertiary suppliers for these components, we can provide no assurance that we will be successful in doing so on terms acceptable to us.

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

RISKS RELATED TO GRIDSENSE

GridSense has incurred net losses and may never achieve sustained profitability.

GridSense has incurred net losses for the years ended December 31, 2009 and 2010.  We believe that GridSense will reduce its losses in 2011; however, we can provide no assurance that GridSense will generate sufficient revenues and cash flow to allow it to become profitable or to sustain profitability or to have positive cash flows.

GridSense will need additional financing to grow and finance its operations

GridSense will continue to require additional working capital support in order to finance its operations in 2011. This support may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above. Since January 1, 2011, Acorn has lent GridSense $250,000. We have no assurance that such additional support will be available in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional investment from Acorn may be limited by the working capital needs of our corporate activities and other operating companies

GridSense’s products and services may not gain market acceptance or competitors may introduce offerings that surpass those of GridSense.

The primary market for GridSense’s products and services is rapidly evolving which means that the level of acceptance of products and services that have been released recently or that are planned for future release by the marketplace is not certain. If the markets for GridSense’s products and services fail to develop, develop more slowly than expected or become subject to intense competition, its business will suffer. As a result, GridSense may be unable to: (i) successfully market its current products and services, (ii) develop new products, services and enhancements to current products and services, (iii) complete customer installations on a timely basis or (iv) complete products and services currently under development. If GridSense’s products and services are not accepted by its customers or by other businesses in the marketplace, GridSense’s business and operating results will be materially affected. In addition, we can provide no assurance that GridSense will be successful in deriving significant revenue growth through its current strategy and marketing initiatives.

GridSense’s products are subject to regulatory approvals.

Numerous regulations govern the manufacture and sale of GridSense’s products in the United States and other countries where GridSense intends to market its products. Such regulation bears upon the approval of manufacturing techniques, testing procedures and approval for the manufacturing and sale of GridSense’s products, including advertising and labeling.

Any failure or delay in obtaining regulatory approvals would adversely affect our ability to market our products. Furthermore, product approvals may be withdrawn if problems occur following initial marketing or if compliance with regulatory standards is not maintained.  The failure, delay or withdrawal of a previously given regulatory approval could materially adversely affect our revenues, cash flows and financial position.

Sales to utilities are generally characterized by long sales cycles.

GridSense’s sales are largely dependent on the sales cycle of electric utilities which is typically long and requires much technical and application support.  The purchasing cycle for a utility may involve an evaluation trial or pilot, analysis of data and results, review of competitor’s offerings and smaller scale deployments, before a purchasing decision is made.  For large orders, some utilities are required to solicit competitive bids from other vendors which can contribute more time.  The entire process can take anywhere between several weeks to several quarters.  Delays in securing purchase orders can materially adversely affect our revenues, cash flows and financial condition.

GridSense is attempting to broaden its revenue base by expanding into the North American market.

GridSense is currently generating a large portion of its revenue from sales in Australia (more than 60% for the 2010 calendar year).  GridSense believes that its continued growth and profitability will require additional expansion of sales in other markets, most notably the North American market.  To the extent that GridSense is unable to expand sales into other markets in a timely and cost-effective manner, its business, operating results and financial condition could be materially adversely affected.  In addition, even with the successful recruitment of additional personnel and international resellers, there can be no assurance that GridSense will be successful in maintaining or increasing international market demand for its products.

Exchange rate fluctuations could increase the cost of GridSense’s Australian operations.

GridSense has operations in both the U.S. and Australia. Its Australian operations are subject to the volatility of the Australian dollar vis-à-vis the U.S. dollar (in 2010 the Australian dollar strengthened in relation to the U.S. dollar by 13%).  While risks are somewhat mitigated by the fact that GridSense’s Australian operation’s sales and expenses are primarily denominated in Australian dollars, currency fluctuations may impact the translation of certain balance sheet items, affect the economics of manufacturing and ultimately affect its financial performance.

GridSense’s market is subject to rapidly changing technologies.

GridSense’s markets its products in a field where electronics and software/firmware dominate. This fast changing area may generate unknown methods of detecting and monitoring disturbances that could render GridSense’s technology inferior, resulting in GridSense’s results of operations being materially adversely affected. GridSense does, however, closely monitor trends and changes in technologies and customer demand that could adversely impact its competitiveness and overall success.

GridSense is subject to vigorous competition with very large competitors that have substantially greater resources and operating histories.

Some of GridSense’s competitors in the markets it serves are larger, better capitalized and have greater resources than GridSense. As GridSense grows and penetrates markets where larger companies have been established, it may experience a reduced rate of growth due to competitive forces.   Competition from these competitors may have a material adverse effect on our operations, including a potential reduction in operating margins and a loss of potential business.

RISKS RELATED TO USSI

USSI is a development stage company with a limited operating history.

USSI was formed in November 2007 and has a limited operating history.  Many of its products are at a research and development stage and substantial time, effort and financial resources may be required before we will be profitable.  USSI’s operations are subject to all of the risks inherent in the establishment of a new business enterprise, especially one that is dependent on developing new products for the oil & gas and security industries.  The likelihood of USSI’s success should be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with establishing a new business such as uncertainty in product development,  uncertainty in market acceptance of the its products, competition, and changes in business strategy.  USSI has no assurance that it will be successful in its business activities.

History of Operating Losses; Anticipated Losses

Since its inception, USSI has had annual operating losses. USSI expects to continue to have operating losses for year ended December 31, 2011 and possibly beyond as a result of increases in operating expenses required to commence manufacturing and to expand its sales and marketing operations. USSI can provide no assurance that it will ultimately generate sufficient revenues to allow it to become profitable, to sustain profitability or to have positive cash flows.

USSI will need additional financing to grow its business and finance its operations

In the period since Acorn’s initial investment in November 2009 through February 28, 2011, it has invested $2.5 million in USSI. In addition, Acorn has an option to invest an additional $1.5 million in USSI by May 31, 2011.

USSI has no assurance that Acorn will exercise this option. USSI also has no assurance that even if Acorn does exercise all of these options, that USSI’s future capital needs will not exceed these amounts or that USSI will generate sufficient cash flow to fund its operations in the absence of additional funding sources.  USSI will likely need to raise additional funds if revenues fail to meet projections or to fund a rapid expansion to meet product demand, respond to competitive pressures or acquire complementary products, businesses or technologies.  If additional funds are raised through the direct issuance of equity or convertible debt securities to third parties, Acorn’s percentage ownership of USSI may be reduced.

In addition, should additional funds be needed, there can be no assurance that additional financing will be available on terms acceptable to USSI.  If funds are not available, or are not available on acceptable terms, USSI may not be able to fund its growth, respond to competitive pressures or take advantage of unanticipated acquisition opportunities.  Accordingly, this could materially and adversely affect USSI’s business, results of operations and financial condition.

USSI is a small company with limited resources compared to some of its current and potential competitors, which may hinder its ability to compete effectively.

Some of USSI’s current and potential competitors have longer operating histories, significantly greater resources and broader name recognition than does USSI. As a result, these competitors may have greater credibility with USSI’s existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than can USSI to its products, which would allow them to respond more quickly than USSI to new or emerging technologies or changes in customer requirements.

If USSI is unable to keep pace with technological change, USSI’s results of operations, financial condition and cash flows may suffer.

Many of USSI’s products are in the research and development stage.  In addition, some of USSI’s existing products may require additional engineering and upgrades in conjunction with market developments as well as specific customer needs.  There can be no assurance that USSI will continue to be successful in its engineering efforts regarding the development of its products and future technological difficulties could adversely affect its business, results of operations and financial condition.

USSI is not yet ready to manufacture its products in commercial quantities.

In order to be successful, USSI’s products must be manufactured in commercial quantities at an acceptable cost and must meet the specifications required by the customers regarding quality.  USSI’s space and manufacturing capabilities at its current facilities in Northridge, California are not expected to be sufficient to handle the anticipated increase in sales for the near future. Should USSI require additional manufacturing capacity, there can be no assurance it will be able to increase the size and quality of its manufacturing processes fast enough to meet demand.  Any material delays by USSI or any unanticipated manufacturing difficulties could materially and adversely affect its business, results of operations and financial condition.

USSI is dependent on a number of suppliers who provide it with key components for some of its products.

USSI’s products incorporate “state of the art” technologies.  As such, in many cases there are limited supplies of key components.  In particular, USSI currently relies on a single source for the development of its high-end interrogators for some of its technologically advanced product offerings.  USSI has not yet found a second source supplier that is economically feasible to use at this time.  While USSI continues to try to mitigate the risks associated with this key component, any production delays by this supplier or any adverse change to its financial condition could materially and adversely affect USSI’s business, results of operations and financial condition.

USSI’s targeted customers may be reluctant to try its alternative solution despite its increased reliability and lower cost.

Potential customers may elect to continue to use the existing expensive and less reliable technologies given their familiarity of the existing products in the market plane.  The competition in USSI’s markets may have superior resources and marketing ability which could lead to potential customers selecting existing products over USSI’s products. While USSI continues to develop its products and invest in marketing efforts accordingly, there is no assurance that USSI’s products will be preferred in the market place relative to the competition with superior overall resources.  If the market place does not adopt USSI’s products as anticipated, USSI’s business, results of operations and financial condition could be materially and adversely affected.

Failure to accurately forecast costs of fixed-priced contracts could reduce USSI’s margins.

When working on a fixed-price basis, USSI undertakes to deliver solutions to a customer’s specifications or requirements for a particular project.  The profits from these projects are primarily determined by USSI’s success in correctly estimating and thereafter controlling project costs.  Costs may in fact vary substantially as a result of various factors, including underestimating costs, difficulties with new technologies and economic and other changes that may occur during the term of the contract.  If, for any reason, USSI’s costs are substantially higher than expected, USSI may incur losses on fixed-price contracts.

USSI may lose sales if it is unable to obtain government authorization to export its products.

The export of some of USSI’s products may be subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department.  For products subject to the Export Administration Regulations (“EAR”) administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination and the identity of the end user.  All USSI products that are exported are subject to EAR; however, most of USSI’s equipment is considered EAR99.  EAR99 items generally consist of low-technology consumer goods and do not require a license in many situations. However, if USSI were to attempt to export an EAR99 item to an embargoed country, to an end-user of concern (as defined by the U.S. Department of Commerce) or in support of a prohibited end-use (as defined by the U.S. Department of Commerce), USSI would be required to obtain a license.

Exports of certain USSI products may also be subject to the International Traffic in Arms Regulations (“ITAR”) regulations administered by the Department of State’s Directorate of Defense Trade Controls require a license.

Obtaining export licenses can be difficult and time-consuming. Failure to obtain export licenses could significantly reduce our revenue and materially adversely affect USSI’s business, financial condition and results of operations. Compliance with U.S. government regulations may also subject USSI to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect USSI’s competitive position.

Limited Protection of Proprietary Technology; Risks of Infringement

USSI’s success is heavily dependent upon its internally developed technology.  USSI has filed patents covering the specific use and novel inventions developed internally.  To further protect its proprietary rights, USSI relies on a combination of patent, trade secret, nondisclosure and other contractual restrictions.  As part of its confidentiality procedures, USSI enters into nondisclosure agreements with its employees, consultants and strategic partners and limit access to and distribution of its designs and proprietary information.  Despite these efforts, USSI may be unable to effectively protect its proprietary rights.  In addition, the expense associated with the enforcement of USSI’s proprietary rights may be substantial.

RISKS RELATED TO OUR SECURITIES

Our stock price is highly volatile.

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. Since January 1, 2010 our common stock has traded at prices as low as $3.55 and as high as $7.49 per share. Fluctuations in our stock price may continue to occur in response to various factors, many of which we cannot control, including:

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

As of March 1, 2011, 17,343,005 shares of our common stock were issued and outstanding.  As of that date we had 313,806 warrants outstanding and exercisable with a weighted average exercise price of $4.29 and 1,527,955 options outstanding and exercisable with a weighted average exercise price of $3.72 per share, which if exercised would result in the issuance of additional shares of our common stock.  In addition to the options noted above, at March 1, 2011, 212,710 options are outstanding, but have not yet vested and are not yet exercisable.

ITEM 2.	PROPERTIES

Our corporate activities are conducted in office space in Wilmington, Delaware.  The lease is currently on a month-to-month basis at a monthly rent of $3,900 per month.

SCR-Tech leases approximately 126,000 square feet of office, production, laboratory and warehouse space in Charlotte, North Carolina at the Mt. Holly facility.  The annual rent is approximately $644,000.  This lease expires on June 30, 2012, with two options to renew for five years each. In September 2009, SCR-Tech entered into an agreement to lease approximately 7.3 acres of land in Charlotte, North Carolina together with a building containing approximately 143,500 square feet of office and warehouse space at the Fat Boy facility. SCR-Tech entered into this lease in order to begin operating a second manufacturing, warehousing and research and development facility. SCR-Tech leased 98,460 square feet through August 31, 2010 and added the remaining 45,040 square feet to the lease on September 1, 2010. Lease payments on the initial 98,460 square feet were abated until June 2010 and the balance of 45,040 square feet is abated until March 2011. Annual rent after the March 2011 abatement period is approximately $399,000.

Our DSIT subsidiary’s activities are conducted in approximately 17,000 square feet of office space in the Tel Aviv, Israel metropolitan area under a lease that expires in August 2012.  The annual rent is approximately $236,000.

GridSense operates facilities in Sydney, Australia and West Sacramento, CA.  The Sydney office occupies approximately 8,100 square feet of office, testing laboratory, production and warehouse space.  The company has entered into a three year lease agreement expiring July 2013.  The annual rent is approximately US$90,000 and is subject to annual increases based on the Australian CPI index. The Sacramento office is approximately 5,500 square feet and its annual rent  is approximately $52,000. The lease agreement expires on May 2015. The annual rent at the Sacramento office increases 3% per year.

USSI’s activities are conducted in approximately 4,400 square feet of office and production space in the San Fernando Valley (a suburb north of Los Angeles, CA) under a lease that expires in April 2011. The monthly rent at this facility is $5,975 per month. We believe that USSI’s current premises will not be sufficient to handle the anticipated increase in sales for the near future and that USSI will have to increase their office and production space when their lease expires. USSI is currently exploring options for expanded facilities in the San Fernando Valley.

ITEM 3.	LEGAL PROCEEDINGS

Lawsuit filed by SCR-Tech against Evonik Energy Services, LLC and Others

As reported previously in our Quarterly Reports on Form 10-Q and Annual Reports Form 10-K filed since November 13, 2008, on July 30, 2008, SCR-Tech LLC (“SCR-Tech”), a subsidiary of CoaLogix, filed suit in Mecklenburg County, North Carolina, Superior Court against Evonik Energy Services LLC (“Evonik LLC”), Hans-Ulrich Hartenstein and Brigitte Hartenstein (the “Hartensteins”), and three of Evonik LLC’s German parent companies:  Evonik Energy Services GmbH, Evonik Steag GmbH and Evonik Industries AG (the “German Defendants”).  The Hartensteins, Evonik LLC and the German Defendants are collectively referred to as the “Evonik Defendants.”

On February 25, 2010, the Evonik Defendants filed motions for summary judgment on the nonexistence of SCR-Tech’s trade secrets or confidential information, statutes of limitation, release and lack of standing and motion requesting that the court stay discovery.  SCR-Tech filed responses to these motions.  The court, after hearing argument on these motions, issued its order dated July 12, 2010 denying the Evonik Defendants’ motions for summary judgment on statutes of limitation, release and lack of standing, and with respect to the motion for summary judgment on non-existence of trade secrets or confidential information the court held such motion in abeyance pending completion of limited discovery as directed by the court.  Such limited discovery has concluded, the parties have filed briefs with the court and are awaiting the court’s decision regarding the pending motion for summary judgment.

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

	High	Low
2009:
First Quarter	$2.55	$1.56
Second Quarter	2.99	2.26
Third Quarter	5.81	2.67
Fourth Quarter	8.06	5.29
2010:
First Quarter	$7.49	$5.63
Second Quarter	6.68	4.45
Third Quarter	5.51	4.30
Fourth Quarter	5.04	3.55

As of March 9, 2011, the last reported sales price of our common stock on the Nasdaq Global Market was $3.85, there were 152 record holders of our common stock and we estimate that there were approximately 3,900 beneficial owners of our common stock.

We paid no dividends in 2009 or 2010, and do not intend to pay any dividends in 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended December 31, 2009 and 2010 and consolidated balance sheet data as of December 31, 2009 and 2010 has been derived from our audited Consolidated Financial Statements included in this Annual Report.  The selected consolidated statement of operations data for the years ended December 31, 2006, 2007 and 2008 and the selected consolidated balance sheet data as of December 31, 2006, 2007 and 2008 has been derived from our audited consolidated financial statements not included herein.

This data should be read in conjunction with our Consolidated Financial Statements and related notes included herein and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Statement of Operations Data:

	For the Years Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except per share data)
Revenues	$4,117	$5,660	$18,366	$27,318	$35,694
Cost of sales	2,763	4,248	13,242	17,067	22,533
Gross profit	1,354	1,412	5,124	10,251	13,161
Research and development expenses, net	324	415	236	543	1,131
Selling, general and administrative expenses	4,618	5,278	10,190	12,028	17,685
Impairments	40	112	3,664	2,692	1,166
Operating loss	(3,628)	(4,393)	(8,966)	(5,012)	(6,821)
Finance expense, net	(30)	(1,585)	(2,853)	(86)	(239)
Gain on early redemption of Convertible Debentures	—	—	1,259	—	—
Gain on Comverge IPO	—	16,169	—	—	—
Gain on sale of shares in Comverge	—	23,124	8,861	1,403	—
Gain (loss) on private placement of equity investments	—	(37)	7	—	—
Gain on investment in GridSense	—	—	—	—	1,327
Dividends received from EnerTech	—	—	—	—	135
Loss on sale of EnerTech	—	—	—	—	(1,821)
Other income, net	330	—	—	—	—
Income (loss) from operations before taxes on income	(3,328)	33,278	(1,692)	(3,695)	(7,419)
Income tax benefit (expense)	(183)	445	(342)	719	(671)
Income (loss) from operations of the Company and its consolidated subsidiaries	(3,511)	33,723	(2,034)	(2,976)	(8,090)
Share of losses in Comverge	(210)	—	—	—	—
Share of income (losses) in Paketeria	(424)	(1,206)	(1,560)	263	—
Share of losses in GridSense	—	—	(926)	(129)	—
Income (loss) from continuing operations	(4,145)	32,517	(4,520)	(2,842)	(8,090)
Loss on sale of discontinued operations and contract settlement, net of income taxes	(2,069)	—	—	—	—
In-process research and development expense recorded in acquisition of discontinued operation	—	—	(2,444)	—	—
Gain on the deconsolidation of Coreworx	—	—	—	—	1,834
Loss from discontinued operations, net of income taxes	—	—	(1,179)	(3,334)	(19,494)
Net income (loss).	(6,214)	32,517	(8,143)	(6,176)	(25,750)
Net loss attributable to non-controlling interests	78	—	248	420	662
Net income (loss) attributable to Acorn Energy, Inc shareholders	$(6,136)	$32,517	$(7,895)	$(5,756)	$(25,088)

Basic net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
Income (loss) from continuing operations	$(0.48)	$3.30	$(0.37)	$(0.21)	$(0.50)
Discontinued operations	(0.23)	—	(0.32)	(0.29)	$(1.18)
Net income (loss) per share attributable to Acorn Energy Inc. shareholders	$(0.71)	$3.30	$(0.69)	$(0.50)	$(1.68)
Weighted average number of shares outstanding attributable to Acorn Energy Inc shareholders	8,689	9,848	11,374	11,445	14,910

Diluted net income (loss) per share attributable to Acorn Energy Inc. shareholders:
Income (loss) from continuing operations attributable to Acorn Energy Inc. shareholders	$(0.48)	$2.80	$(0.37)	$(0.21)	$(0.50)
Discontinued operations	(0.23)	—	(0.32)	(0.29)	$(1.18)
Net income (loss) per share	$(0.71)	$2.80	$(0.69)	$(0.50)	$(1.68)
Weighted average number of shares outstanding attributable to Acorn Energy Inc. shareholders	8,689	12,177	11,374	11,445	14,910

Selected Consolidated Balance Sheet Data:

	As of December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Working capital	$259	$13,843	$13,838	$16,220	$14,599
Total assets	7,258	96,967	51,055	48,735	59,785
Short-term and long-term debt	788	5,010	3,845	835	1,920
Total Acorn Energy, Inc. shareholders’ equity (deficit)	(461)	67,325	33,448	30,777	33,373
Non-controlling interests	—	—	2,675	5,321	8,504
Total equity (deficit)	(461)	67,325	36,123	36,098	41,877

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Acorn Exercise of USSI Options

In January and February of 2011, Acorn exercised a series of its options to invest in USSI by investing an aggregate of $1.0 million in USSI and increasing its holdings to approximately 81%. Acorn has an additional option to invest an additional $1.5 million in USSI and increase its holdings to approximately 87%.

OVERVIEW AND TREND INFORMATION

The following discussion includes statements that are forward-looking in nature.  Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations.  Certain of these factors are discussed in “Item 1A.  Risk Factors.”

We operate in four reportable segments: CoaLogix, Energy & Security Sonar Solutions (through our DSIT subsidiary), GridSense and USSI.

The following analysis should be read together with the segment information provided in Note 22 to our Consolidated Financial Statements included in this report.

CoaLogix

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

In August 2010, CoaLogix completed the building of its Steele Creek facility and began operations at that site. The opening of the Steele Creek facility approximately doubled CoaLogix’ throughput capacity. This expansion enabled SCR-Tech to meet the growing demands of the catalyst and catalyst regeneration markets.

CoaLogix’ revenues in 2010 were approximately $21.5 million compared to 2009 revenues of $18.1 million. The 19% increase in CoaLogix' revenues in 2010 compared to 2009 is due to increased penetration in the growing regeneration market combined with the increased throughput capacity provided by CoaLogix’ new Steele Creek facility. CoaLogix’ revenues in the fourth quarter of 2010 of $6.6 million represents an 24% increase over fourth quarter 2009 revenues of $5.3 million and a 21% increase over third quarter 2010 revenues of $5.5 million. The year-on-year increase in revenues was attributable largely to increased production volume facilitated by improved production efficiency and the plant expansion.  The increase from third quarter 2010 revenues was due primarily to the plant expansion. During 2010, CoaLogix replaced and increased its inventory of SCR modules available for sale based on customer demands from $1.3 million to $2.5 million.

CoaLogix’ gross profit in 2010 was $7.1 million compared to 2009 gross profit of $6.3 million. The increase in CoaLogix’ gross profit in 2010 was attributable to the increase in revenues. Gross margins decreased from 35% in 2009 to 33% in 2010, primarily due to the negative impact of startup activities and related increased resources associated with the opening of the Steele Creek facility in late 2010. We expect gross margins to increase in 2011 as the Steele Creek facility becomes fully optimized.

CoaLogix’ gross profit in the fourth quarter of 2010 was $2.4 million representing a $0.3 million or 13% increase over the gross profit of $2.1 million recorded by CoaLogix in the fourth quarter of 2009. CoaLogix’ gross profit in the fourth quarter of 2010 also represented a $1.5 million increase in gross profit compared to the third quarter of 2010. The increase in CoaLogix’ fourth quarter gross profit for 2010 over 2009 was attributable to higher sales volume which more than compensated for the decrease in gross margin from 40% to 36%. The decrease in the gross margin in the fourth quarter of 2010 as compared to the fourth quarter of 2009 was due to a higher cost base from operating two operating facilities starting in August.  The gross margin is expected to improve over time as the new facility becomes fully optimized. The increase in CoaLogix’ fourth quarter 2010 gross profit compared to the third quarter of 2010 was attributable to the increase in sales ($1.2 million) combined with third quarter gross profit being negatively impacted by startup activities and related increased resources associated with the opening of the Steele Creek facility during the third quarter of 2010.

During 2010, CoaLogix recorded approximately $7.2 million of selling, general and administrative (SG&A) expense as compared to approximately $6.3 million recorded during 2009. The increase in CoaLogix’ SG&A expense is attributable to increased overhead costs resulting from the company’s growth, which includes new staff hires and expenses associated with the Steele Creek facility prior to commencement of the August start up.

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

CoaLogix’ backlog at December 31, 2010 was approximately $7.6 million. We expect to recognize in income approximately $6.7 million of that amount in 2011. In 2011, we expect CoaLogix to continue to increase its revenues as it continues to penetrate the local U.S. regeneration market and as we continue to expand capacity and efficiency at our Steele Creek plant. However, we expect that first quarter 2011 revenues will be below fourth quarter 2010 and may be lower than first quarter 2010 revenues due to seasonal budgeting and lower demand for electricity by industrial customers during the economic downturn and the subsequent postponement of catalyst replacement. The level of our revenues may also be impacted by our revenue recognition policy as we do not recognize revenue until we have receipt of satisfactory third party test results on the regeneration of modules. The lease at our Mt. Holly facility expires in June 2012. While we have an option to continue to operate at this site, we are evaluating other options such as expanding production at the Steele Creek facility and construction of an additional production facility.  Our 2011 profitability will continue to be impacted by professional fees for our lawsuit against Evonik (see Item 3 - Legal Proceedings), costs associated with our possible entry into the Chinese and other regeneration markets and costs for certain research and development initiatives to maintain our technological edge.

DSIT Solutions

In 2010, DSIT continued to focus on marketing and developing its energy and security sonar solutions and products; particularly its products related to underwater security for energy and other strategic sites. Revenue of our DSIT subsidiary increased by $2.2 million, or 24%, from $9.2 million in 2009 to $11.5 million in 2010. The increase was due to increased revenue in the Energy & Security Sonar Solutions segment while Other revenue (representing certain IT and consulting work performed by DSIT) remained stable. Fourth quarter 2010 revenue for DSIT was $2.8 million reflecting a slight increase over fourth quarter 2009 revenue of $2.7 million. Fourth quarter 2010 revenues ($2.8 million) were below third quarter 2010 revenues ($3.2 million) due to the winding down of certain AquaShieldTM projects combined with a decrease in revenue recognized on certain projects as well as a delay in the receipt of an anticipated follow-up expansion order of our AquaShieldTM systems.

Gross profit in DSIT in 2010 was $4.9 million which reflects an increase of $0.9 million or 22% from $4.0 million in 2009. DSIT’s gross profit of $1.0 million during the fourth quarter of 2010 represented a $0.3 million decrease over DSIT’s gross profit in the fourth quarter of 2009. The increase in the year-on-year gross profit was attributable to the increased revenues, particularly in DSIT’s Energy & Sonar Security projects.  The decrease in DSIT’s quarter-on-quarter gross profit was due to primarily to decreased margins in DSIT’s non-energy and sonar solutions projects caused by unanticipated delays in completing certain projects. Fourth quarter 2010 gross profit was also $0.4 million below third quarter 2010 gross profit ($1.4 million) due to decreased sales and reduced gross margins.

DSIT gross margin in 2010 was 42%, down slightly from 2009’s gross margin of 43%. This followed an increase in its gross margin from 34% in 2008. Fourth quarter 2010 gross margin was 34% as compared to 47% in the fourth quarter of 2009 and 44% in the third quarter of 2010. The decrease in gross margins in the fourth quarter of 2010 was primarily due to reduced margins in certain projects which encountered technological difficulties which caused greater than expected labor costs to bring the projects to completion.

During 2010, DSIT recorded approximately $3.0 million of SG&A expense as compared to approximately $2.4 million recorded during 2009. The increase in DSIT SG&A expense is attributable to increased marketing costs as well as increased salary costs (primarily one-time charges).

DSIT recorded net income of $1.1 million in 2010 ($1.3 million in 2009 and $0.5 million in 2008). Decreased net income in 2010 as compared to 2009 is due to 2009 benefiting from an income tax benefit of approximately $170,000 while 2010 incurred a tax expense of approximately $430,000. DSIT’s backlog at December 31, 2010 was approximately $6.4 million of which it expects to recognize approximately $5.0 million in 2011. DSIT expects to continue to show revenue growth in 2011 and expects 2011 to be profitable as well at a level at least equal to 2010. This, however, is dependent upon the receipt of an anticipated follow-up order from an existing customer in the first quarter of 2011. If this follow-up order is received later than expected, while we still expect to be profitable, we cannot at this time determine at what level of profitability we expect to complete the 2011 year. If this follow-up order is not received we may have to take certain cost cutting measures in order to maintain profitability.

Energy & Security Sonar Solutions

During 2009 and 2010, revenues from our Energy & Security Sonar Solutions segment in our DSIT subsidiary were $8.0 million and $10.2 million, respectively, accounting for approximately 87% and 89% of DSIT’s revenues for 2009 and 2010, respectively. The balance of DSIT’s revenues of $1.2 million and $1.3 million for the years ending December 31, 2009 and 2010 were derived from DSIT’s other IT and consulting activities.

This segment’s revenues increased by $2.2 million or 27% in 2010 as compared to 2009. This followed an increase of $0.8 million or 11% in 2009 as compared to 2008.  The increase in sales was the result of revenue recorded from the sale of DSIT's AquaShield™ DDS systems to an undisclosed EMEA customer as well as a slight increase ($0.2 million) in revenues recorded in other real-time and embedded hardware and software projects.

Segment gross profit continued to increase (from $3.5 million in 2009 to $4.4 million in 2010). The increased gross profit in 2010 as compared to 2009 was due to increased sales of our energy and sonar solutions products. Segment gross margins decreased slightly from 44% in 2009 to 43% in 2010.

We anticipate continued growth in sales in 2011, particularly from our acoustic and sonar solutions projects with our embedded hardware and software development projects expected to remain relatively stable.  We anticipate new customers from new regions (primarily Asia based) placing orders for our sonar and acoustic products in 2011.

GridSense

In 2010, GridSense continued its focus on delivering solutions that address the power quality and reliability needs of utilities.  Each of GridSense’s main product lines (the Line IQTM, PowerMonicTM and Transformer IQTM) addresses different aspects of the power delivery system.  In addition to its existing product range, GridSense continues to invest in new technology which may lead to the commercialization of new products and revenue drivers for the business. One of such investment was the acquisition of OMI Inc in May 2010, which complemented GridSense’s Transformer IQTM product family with a proprietary technology for monitoring bushings.

In 2010, full year revenues were $3.3 million compared to $3.6 million in 2009. The decline of $0.3 million or 8% from 2009 to 2010 was due to a number of factors including weak global market conditions which affected the utility spending in most markets.

In 2010, full year gross profit was $1.7 million compared to $2.0 million in 2009. The decline is $0.3 million or 12% from 2009 to 2010. The gross margin percentage remained unchanged at 53% in both 2010 and 2009. Such gross profit and gross margin for 2010 excludes amortization expense of intangible assets of $0.1 million which is included in cost of sales in 2010 following Acorn’s full consolidation beginning in May 2010.

In 2010, GridSense’s U.S. operations contributed $1.2 million to the GridSense’s total revenue; virtually unchanged from 2009.  The lack of growth is attributed to weakness in utility spending as well as disruptions to the U.S. sales organization during the year. The Australia operations contributed $2.2 million in 2010 compared to $2.4 million in 2009, a slight decrease of $0.2 million or 8%. The decrease is attributable to a reduction of bulk orders from major utilities in Australia which was partially offset by the strengthened Australian dollar which increased revenues denominated in Australian dollars to U.S. dollars.

GridSense’s full year revenues by main product lines for 2009 and 2010 are as follows:

	2009	2010
	(in thousands of U.S dollars)
PowerMonicTM	$1,698	$1,386
Line IQTM	1,230	1,116
Transformer IQTM	—	89
Other	681	724
Total	$3,609	$3,315

Sales across all product lines declined in 2010 compared to 2009. Management expects sales for all product lines to resume growth as market conditions improve. In 2010 Line IQTM sales represented 33% of GridSense’s revenues. In 2010, Transformer IQTM sales represented 3% of overall company sales. Management expects sales from both the Line IQTM and Transformer IQTM to represent a greater portion of overall sales in the future. These product lines are expected to drive sales growth for the company.

The Line IQTM product family will be introducing a newly redesigned advanced sensor which improves both the functionality and price of its predecessor product. Management expects increases in the size of deployment with existing Line IQTM users as well as adoption by new utility customers.

The Transformer IQTM was recently commercially introduced and the market was seeded with this product during 2010. Ongoing deployments and customer evaluations are going smoothly and management expects these installations to expand in size. Management also expects growth from new customers as marketing and sales efforts expand to the broad market.

USSI

In 2010, USSI continued to focus on customer “proof-of-concept” contracts for its major product lines.  In particular, USSI had contract revenue related to 4D reservoir & shale gas monitoring, commercial revenue from fiber optic perimeter security systems, and government contract revenue from fiber optic underwater security system development for diver detection. Full year revenue for USSI increased modestly from 2009 to 2010. The increase in 2010 was primarily from contractual revenue in the 4D reservoir & shale gas monitoring system development.

We anticipate significant growth in revenues in 2011, particularly from our fiber optic perimeter security systems as we commence with the installation of our recently received Latin America contract with PCSC, a global security solutions provider based in Torrance, CA.  In addition, we anticipate new customers in 2011 related to our 4D reservoir & shale gas monitoring systems as a result of the numerous demonstrations scheduled in 2011 as well as continued progress on USSI’s existing contracts.

Coreworx

In December 2010, following a decision by the Acorn’s board of directors to cease providing funding for Coreworx, we entered into an agreement (the “Agreement”) with Coreworx to sell all of our common stock in Coreworx to a management buyout group consisting of Coreworx’ management and certain employees and other investors.  We have not attributed any value to the any of the instruments noted below. Under the terms of the agreement:

i.
Coreworx’ remaining indebtedness owed to us of approximately $5.4 million was reduced to $4.0 million by our exchanging all of our shares of common stock of Coreworx for 10% of the newly issued and outstanding shares of common stock of Coreworx with such shares received by us being non-voting shares (“New Coreworx Shares”);

ii.
We received at closing a warrant to acquire 3,625,209 shares of common stock of Coreworx for C$0.10 (US$ 0.10) per share for 5 years from the closing date, Dec. 17, 2010.  The warrant represents 10% of Coreworx current common stock outstanding.

iii.	The debt of $4.0 million owed by Coreworx to us (the “Coreworx Debt”) is non-interest bearing, and the first payment is due January 31, 2012.

iv.
The Coreworx Debt is to be repaid in an amount equal to 4% of Coreworx’ gross revenues commencing at the date of closing, and payments for the period commencing on the closing date through December 31, 2011 are to be paid in 12 equal monthly installments starting on January 31, 2012 and on the last day of each of the following 11 months.

v.
The payments of the Coreworx Debt for revenue periods subsequent to Coreworx’ 2011 fiscal year will be payable on a quarterly basis within 45 days following the end of Coreworx’ fiscal quarter-end periods.

vi.	Following repayment of the Coreworx Debt, Coreworx is to pay us a royalty fee (the “Royalty”) equal to 4% of Coreworx’ gross revenues up to a maximum amount of $20 million.

vii.	The Royalty shall be paid on a quarterly basis within 45 days following the end of Coreworx’ fiscal quarter-end periods.

viii.	Coreworx is to pay us a restructuring fee of $40,000 on or before July 1, 2011.

Repayment of the Coreworx Debt is secured by a security interest in Coreworx’ intellectual property on a pari passu basis with the other holders of Coreworx’ common stock following closing which necessitated us releasing at closing our prior security interest in Coreworx’ other personal property and intangibles.

In connection with the sale of our shares of common stock of Coreworx, we recorded a gain of approximately $1.8 million as a result of the disposition of Coreworx.

The gain on the deconsolidation of Coreworx is comprised of the following:

•	A gain of $5.9 million on the deconsolidation of Coreworx’ assets and liabilities.
•	A full provision on the Coreworx Debt of $4.0 million due us from Coreworx following the MBO Transaction as there is significant doubt as to Coreworx’ ability to repay the debt.
•	An estimated $0.1 million of legal fees.

In addition, Coreworx had losses of $3.3 million and $19.5 million for the year ended December 31, 2009 and for the period from January 1, 2010 to December 17, 2010 respectively. The loss for 2010 includes the impairment of the goodwill and intangibles of $9.5 million that were recorded as at October 31, 2010 following the Company’s decision to stop funding Coreworx and is reflected as Loss from Discontinued Operations in the Company’s Consolidated Statements of Income.

We have not attributed any value to the 10% holdings retained by us following the sale of our stake in Coreworx on December 17, 2010, the warrants to acquire an additional 10% of Coreworx, the $4.0 million of Coreworx Debt or the $40,000 restructuring fee due from Coreworx on July 1, 2011.

Corporate

Corporate general and administrative expense in 2010 reflected a $1.0 million increase to $4.3 million as compared to $3.3 million of expense in 2009.  The increase in corporate general and administrative expense in 2010 is due primarily to bonuses recorded in the first quarter of 2010 combined with increased professional fees (primarily associated with an SEC inquiry regarding our sales of Comverge stock, registered direct offering and our acquisitions), increased investor relations costs and corporate personnel. Fourth quarter corporate general and administrative expense of $0.7 million reflected a $0.3 million decrease as compared to the third quarter corporate general and administrative expense. We expect our annual corporate general and administrative costs to decrease in 2011 as compared to 2010 as we begin to benefit from our cost cutting measures taken in the fourth quarter. Such measures included personnel reductions and reducing investor relation costs.

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

In the year ending December 31, 2010, we began consolidating the results of USSI effective February 23, 2010 following the signing of option agreements with USSI and certain shareholders of USSI whereby we received options to acquire up to 87% of the company (see Note 4(b) to our Consolidated Financial Statements). We also began consolidating the results of GridSense on May 12 2010 following our acquisition of the approximately 70% of the company we did not previously own. On December 17, 2010, we ceased consolidating the results of Coreworx following the sale of all of our common stock in the company to a management buyout group consisting of Coreworx’ management and certain employees and other investors.  The results of Coreworx are presented as discontinued operations for all the periods since our acquisition of them in August 2008.

Business combination accounting

We have acquired a number of businesses during the last several years, and we may acquire additional businesses in the future.  Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed.  The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the estimated fair value of each asset and liability, and any remaining acquisition cost is classified as an amortizable intangible asset, a non-amortizable intangible asset or goodwill.  This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.  Certain identifiable intangible assets, such as customer lists and covenants not to compete, are amortized based on the pattern in which the economic benefits of the intangible assets are consumed over the intangible asset’s estimated useful life.  The estimated useful life of our amortizable identifiable intangible assets ranges from three to twenty years.  Goodwill is not amortized.  Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our current operating results.

Goodwill and Intangibles

As a result of our various acquisitions, we have recorded goodwill and various amortizable intangible assets. Businesses acquired are recorded at their fair value on the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recognized as goodwill. We also sometimes acquire specific intangibles such as our acquisition in 2010 of a license agreement.

Our goodwill at December 31, 2010 was approximately $8.4 million representing approximately 14% of our total assets. Our goodwill is allocated to our segments as follows: CoaLogix – approximately $3.7 million, Energy & Security Sonar Solutions – approximately $0.6 million, GridSense – approximately $2.7 million and USSI – approximately $1.4 million.

Our intangible assets that have finite useful lives recorded at fair value at the time of the acquisition, and are carried at such value less accumulated amortization. Our net intangible asset balance at December 31, 2010 was approximately $9.3 million representing approximately 15% of our total assets. The composition of our intangible assets at December 31, 2010 consisted of SCR Technologies in our CoaLogix segment ($4.0 million, net of accumulated amortization), Naval Technologies in our Energy & Security Sonar Solutions segment ($0.4 million, net of accumulated amortization), Software and Customer Relationships in our GridSense segment ($2.5 million, net of accumulated amortization) and Sensor Technologies in our USSI segment (($2.5 million, net of accumulated amortization). We amortize these intangible assets on a straight-line basis over their estimated useful lives.

We review our goodwill for impairment annually at the reporting unit level in the fourth quarter of each fiscal year. Each of our reportable operating segments (CoaLogix, Energy & Security Sonar Solutions, GridSense and USSI) is deemed to be a reporting unit.  These reporting units have been identified based on appropriate accounting principles, which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. Assets acquired and liabilities assumed are assigned to a reporting unit as of the date of acquisition. In the event we reorganize our business, we reassign the assets (including goodwill) and liabilities among the affected reporting units. Our corporate activities and those relating to our non-reporting segment are not assigned to our reporting units. We periodically review these reporting units to ensure that they continue to reflect the manner in which the business is operated.

We also analyze whether any indicators of impairment for goodwill and intangibles exist each quarter. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of our long-lived assets, and/or slower growth rates, among others.

The first step of our annual evaluation is to compare the estimated fair value of our reporting units to their respective carrying values to determine whether there is an indicator of potential impairment. If the carrying amount of a reporting unit exceeds its estimated fair value, we conduct a second step, in which we calculate the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the calculated implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets such as the assembled workforce) as if the reporting unit had been acquired in a business combination at the date of assessment and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

We estimate the fair value of our reporting units using discounted expected future cash flows.  We performed a valuation analysis, utilizing an income approach in our goodwill assessment process. The following describes the valuation methodology used to derive the fair value of our reporting units.

•           Income Approach: To determine each reporting unit’s estimated fair value, we discount the expected cash flows of our reporting units. We estimate our future cash flows after considering current economic conditions and trends; estimated future operating results, growth rates, anticipated future economic and regulatory conditions; and the availability of necessary technology. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we use a terminal value approach. Under this approach, we use estimated operating income before depreciation and amortization in the final year of our model, adjust it to estimate a normalized cash flow, apply a perpetuity growth assumption and discount by a perpetuity discount factor to determine the terminal value. We incorporate the present value of the resulting terminal value into our estimate of fair value.

 The preparation of the long-range forecasts, the selection of the discount rates and the estimation of the multiples used in valuing the terminal tear involve significant judgments. Changes to these assumptions could affect the estimated fair value of our reporting units and could result in a goodwill impairment charge in a future period. The assumptions and method in determining the fair value of our CoaLogix and Energy & Security Sonar Solutions reporting unit have not materially changed since 2009. This was the first year that we have performed an impairment analysis for our GridSense and USSI subsidiaries as we began consolidating their results earlier in 2010.

During the fourth quarter of 2010, we determined that goodwill associated with the GridSense reporting unit was impaired and recorded a charge of $1.2 million in our consolidated statements of operations. We believe that the continuing global economic crisis and lower than expected sales by GridSense during the period since our acquisition of the remaining 70% shares of GridSense not previously owned by us led to the impairment charge. In addition to the goodwill impairment analysis, we also analyzed GridSense intangible assets for impairment. No impairment was found. Also during the fourth quarter of 2010, we recorded an impairment of $5.0 million effective October 1, 2010 with respect to all of the goodwill associated with our Coreworx subsidiary following our decision to stop funding Coreworx operations. At the same time, we also recorded an impairment charge of the remaining unamortized balance of all the Coreworx amortizable intangible assets ($4.5 million). Impairment charges related to Coreworx are included in Loss from Discontinued Operations following the sale of our shares in the company in a management buyout transaction.

In the fourth quarter of 2010, we also evaluated the goodwill associated with our CoaLogix, Energy & Security Sonar Solutions and USSI reporting units for impairment and determined that the fair values of the reporting units exceeded their carrying values on that date. Should certain assumptions used in the development of the fair values of our reporting units change, we may be required to recognize additional goodwill impairments. The estimated fair values of the CoaLogix, Energy & Security Sonar Solutions and USSI reporting units used in those analyses exceeded their carrying values by more than 300% each.

We did not prepare updated interim goodwill impairment analyses as of December 31, 2010 for any reporting unit, as we believed, based on our financial performance during the fourth quarter of 2010 and the financial forecasts that there were no indicators of potential impairments.

Revenue Recognition

In the year ended December 31, 2010, we recorded approximately $21.5 million of revenues representing approximately 60% of our consolidated revenues in our CoaLogix subsidiary. Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed for each catalyst module.  Customer acceptance is not required for regeneration and cleaning services in that CoaLogix’s contracts currently provide that services are completed upon successful testing results in compliance with contract requirements.

From time to time, CoaLogix purchases spent catalyst modules for its inventory.  In the event that a customer purchases spent catalyst modules and enters a service contract for regeneration with CoaLogix, revenues are recognized upon successful testing results in compliance with contract requirements.

Costs associated with performing SCR catalyst regeneration and cleaning services are expensed in relation to revenue recognition, which is based on the extent of performance achieved. Revenue and costs are deferred when billing milestones precede the scheduled receipt of testing by independent third parties that confirm compliance with contract requirements. In the situation where revenue is deferred due to collectability uncertainties, CoaLogix does not defer costs due to the uncertainties related to payment for such services. There were no uncertainties of collectability as of December 31, 2010.

Revenue from time-and-materials service contracts, maintenance agreements and other services is recognized as services are provided.

In the year ended December 31, 2010, we recorded approximately $11.5 million of revenues representing approximately 32% of our consolidated revenues in our DSIT subsidiary.  In 2010, DSIT derived approximately $9.7 million or 84% of its revenues from fixed-price type contracts.  Fixed-price type contracts require the accurate estimation of the cost, scope and duration of each engagement.  Revenue and the related costs for these projects are recognized for a particular period, using the percentage-of-completion method as costs (primarily direct labor) are incurred, with revisions to estimates reflected in the period in which changes become known.  If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and consulting margins may be significantly and negatively affected and losses on existing contracts may need to be recognized.  Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations.

In 2010, during the period since our acquisition of shares that we didn’t previously own (May 12, 2010), GridSense recorded approximately $2.4 million of revenue representing approximately 7% of our consolidated revenue for the year.

Revenue from sales of GridSense monitoring equipment is recognized at the time title to the equipment and significant risks of ownership pass to the customer, which is generally upon shipment when all significant contractual obligations have been satisfied and collection is reasonably assured. Revenue from customer support services on monitoring equipment includes sales of parts and servicing of equipment. Sales of parts revenue is recognized when the parts are shipped to the customer or when the part is installed in the customer's equipment. Servicing of equipment revenue is recognized as the related service work is performed.

Foreign Currency Transactions

The currency of the primary economic environment in which our corporate headquarters and our U.S. subsidiaries operate is the United States dollar (“dollar”).  Accordingly, the Company and all of its U.S. subsidiaries use the dollar as their functional currency.

DSIT’s functional currency is the New Israeli Shekel (“NIS”) while GridSense’s functional currency for its Australian operations is the Australian dollar (“AUS$”). In the year ended December 31, 2010, 32% of our consolidated revenues (34% in the year ended December 31, 2009) came from our DSIT subsidiary while 7% of our consolidated revenue in the year ended December 31, 2010 came from GridSense’s Australian subsidiary. Their financial statements have been translated using the exchange rates in effect at the balance sheet date.  Statements of operations amounts have been translated using the average exchange rate for the year or the specific exchange rate on the date of a specific transaction.  All exchange gains and losses denominated in non-functional currencies are reflected in finance expense, net in the consolidated statement of operations when they arise.

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

The expected volatility factor used to value stock options in 2010 was based on the historical volatility of the market price of the Company’s common stock over a period equal to the estimated weighted average life of the options.  For the expected term of the option, we used an estimate of the expected option life based on historical experience. The risk-free interest rate used is based upon U.S. Treasury yields for a period consistent with the expected term of the options.  Historically, we have not paid dividends and we do not anticipate paying dividends in the foreseeable future; accordingly, our expected dividend rate is zero.  We recognize this expense on an accelerated basis over the requisite service period.  Due to the numerous assumptions involved in calculating share-based compensation expense, the expense recognized in our consolidated financial statements may differ significantly from the value realized by employees on exercise of the share-based instruments.  In accordance with the prescribed methodology, we do not adjust our recognized compensation expense to reflect these differences.  Recognition of share-based compensation expense had, and will likely continue to have, a material effect on our selling, general and administrative and other items within our consolidated statements of operations and also may have a material effect on our deferred income taxes and additional paid-in capital line items within our consolidated balance sheets.  We are also required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited.  If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially impacted.

For each of the years ended December 31, 2010 and 2009, we incurred stock compensation expense of approximately $1.1 million and $1.2 million, respectively. The 2010 and 2009 expense each includes approximately $0.5 million of stock compensation expense recorded with respect to stock option grants in our CoaLogix subsidiary.

See Note 18 to the consolidated financial statements for the assumptions used to calculate the fair value of share-based employee compensation.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statement of operations data as a percentage of our total sales:

	Year ended December 31,
	2006	2007	2008	2009	2010
Revenues	100%	100%	100%	100%	100%
Cost of sales	67	75	72	62	63
Gross profit	33	25	28	38	37
Research and development expenses	8	7	1	2	3
Selling, general and administrative expenses	112	93	55	44	50
Impairments	1	2	20	10	3
Operating loss	(88)	(78)	(49)	(18)	(19)
Finance expense, net	(1)	(28)	(16)	0	(1)
Gain on early redemption of convertible debentures	—	—	7	—	—
Gain on sale of shares in Comverge	—	409	48	5	—
Gain on IPO of Comverge	—	286	—	—	—
Loss on private placement of equity investments	—	(1)	—	—	—
Gain on investment in GridSense	—	—	—	—	4
Dividends received from EnerTech	—	—	—	—	0
Loss on sale of EnerTech	—	—	—	—	(5)
Other income, net	8	—	—	—	—
Income (loss) from operations before taxes on income	(81)	588	(9)	(14)	(21)
Income tax benefit (expense)	(4)	8	(2)	3	(2)
Income (loss) from operations of the Company and its consolidated subsidiaries	(85)	596	(11)	(11)	(23)
Share of income (losses) in Paketeria	(10)	(21)	(8)	1	—
Share of losses in GridSense	—	—	(5)	0	—
Share of losses in Comverge	(5)	—	—	—	—
Income (loss) from continuing operations	(101)	575	(25)	(10)	(23)
Loss on sale of discontinued operations and contract settlement, net of income taxes	(50)	—	—	—	—
In-process research and development expense recorded in acquisition of discontinued operation	—	—	(13)	—	—
Gain on the deconsolidation of Coreworx	—	—	—	—	5
Income (loss) from discontinued operations, net of income taxes	2	—	(6)	(12)	(55)
Net income (loss) attributable to non-controlling interests	(149)	575	(44)	(23)	(72)
Non-controlling interests	—	—	1	2	2
Net income (loss) attributable to Acorn Energy, Inc.	(149)%	575%	(43)%	(21)%	(70)%

The following table sets forth certain information with respect to revenues and profits of our reportable business segments for the years ended December 31, 2010 and 2009, including the percentages of revenues attributable to such segments.  (See Note 22 to our consolidated financial statements for the definitions of our reporting segments.).  The column marked “Other” aggregates information relating to miscellaneous operating activities in our DSIT subsidiary, which may be combined for reporting under applicable accounting principles.

	CoaLogix	Energy & Security Sonar Solutions	GridSense		USSI	Other	Total
Year ended December 31, 2010:
Revenues from external customers	$21,450	$10,179	$2,382		$405	$1,278	$35,694
Percentage of total revenues from external customers	60%	28%	7%		1%	4%	100%
Segment gross profit	7,117	4,380	1,172		23	469	13,161
Depreciation and amortization	1,302	172	242		141	23	1,880
Stock compensation expense	440	42	—		—	—	482
Impairments	—	—	1,166		—	—	1,166
Segment net income (loss) before income taxes	(309)	1,488	(2,852	)*	(1,191)	77	(2,787)
Year ended December 31, 2009:
Revenues from external customers	$18,099	$7,985	$—		$—	$1,234	$27,318
Percentage of total revenues from external customers	66%	29%	—		—	5%	100%
Segment gross profit	6,296	3,540	—		—	415	10,251
Depreciation and amortization	1,182	189	—		—	25	1,396
Stock compensation expense	513	2	—		—	—	515
Impairments	2,612	—	—		—	—	2,612
Segment net income (loss) before income taxes	(2,742)	1,051	—		—	64	(1,627)

* includes the impairment charge of $1,166

2010 COMPARED TO 2009

Revenues.  Revenues increased by $8.4 million or 31% to $35.7 million in 2010 as compared to sales of $27.3 million in 2009.  The increase in revenue was due to the increase in CoaLogix revenue of $3.4 million (19%) to $21.5 million compared to 2009 revenue of $18.1 million. DSIT’s revenue also increased $2.2 million (24%) from $9.2 million to $11.5 million. Our 2010 sales also include $2.4 million and $0.4 million of sales by our recently acquired GridSense and USSI subsidiaries whose results since our acquisition are included in our results for 2010. The increase in CoaLogix revenue was due to continued penetration in the regeneration market combined with the ability to process more SCR modules facilitated by the completion the Steele Creek facility in the third quarter of 2010. The increase in DSIT's Energy & Security Sonar Solutions revenues was due to increased revenues from DSIT's AquaShieldTM projects.

Gross profit.  Gross profit in 2010 increased by $2.9 million or 28%, to $13.2 million from $10.3 million in 2009. Both CoaLogix and DSIT recorded increased gross profits ($0.8 million or 13% for CoaLogix and $0.9 million or 23% for DSIT). Our 2010 gross profit also includes $1.2 million of gross profit by our recently acquired GridSense subsidiary whose results since our acquisition are included in our results for 2010. USSI’s contribution to our gross profit since our acquisition of it was negligible. The increase in both CoaLogix and DSIT gross profits were almost wholly attributable to the increase in sales as gross margins decreased slightly.

Gross margin for CoaLogix decreased slightly from 35% in 2009 to 33% in 2010 due mostly to startup activities and related increased resources associated with the opening of the Steele Creek facility. Consolidated gross margin at DSIT was 42% in 2010, a slight decrease from 43% in 2009.

Research and development expenses (“R&D”).  R&D of $1.1 million in 2010 reflects an increase of $0.6 million or 108% as compared to 2009. Our 2010 R&D includes $0.3 million and $0.4 million of R&D by our recently acquired GridSense and USSI subsidiaries whose results since our acquisition are included in our results for 2010.

Impairments. During 2010, we recorded a non-cash impairment charge of $1.2 million. The 2010 impairment was with respect to previously recorded goodwill associated with our GridSense subsidiary. The impairment was recorded following our annual impairment analysis which is performed in the fourth quarter.

Selling, general and administrative expenses (“SG&A”).  SG&A increased from $12.0 million in 2009 by $5.7 million to $17.7 million in 2010. CoaLogix’s and DSIT’s SG&A costs in 2010 increased by $0.9 million and $0.6 million, respectively, as compared to 2009. Corporate general and administrative costs increased by $1.0 million in 2010 compared to 2009. In addition, our 2010 SG&A includes $2.3 million and $0.8 million of SG&A by our recently acquired GridSense and USSI subsidiaries whose results since our acquisition are included in our results for 2010.

CoaLogix’ increased SG&A costs reflect increased overhead costs resulting from the company’s growth. DSIT’s increased SG&A costs primarily reflect increased marketing costs as well as increased salary costs and non-recurring provisions recorded associated with salary adjustments. Increased corporate general and administrative costs reflect bonuses recorded in the first half of 2010 combined with increased administrative and salary costs and professional and investor relation fees.

Loss on sale of EnerTech.  In December 2010, we sold our investment in EnerTech and received proceeds of approximately $1.1 million. We recorded a loss of approximately $1.8 million on the sale. As a result of the sale, we no longer have any commitment to fund capital calls in EnerTech.

Discontinued operations.  On December 17, 2010, we entered into an agreement to sell all of our common stock in Coreworx to a management buyout group consisting of Coreworx’ management and certain employees and other investors.  As a result, all of Coreworx’s net activity for 2010 (a loss of $19.5 million) through that date which includes a charge of $9.5 million with respect to the impairment of the goodwill and intangibles associated with Coreworx. In addition, we recorded a gain of $1.8 million on the disposition of Coreworx which is comprised of a gain of $5.9 million on the deconsolidation of Coreworx assets and liabilities less a full provision on Coreworx debt of $4.0 million due to us from Coreworx following the management buyout transaction and an estimated $0.1 million of legal fees.

Net loss.  We had a net loss of $25.1 million in 2010 compared with net loss of $5.8 million in 2009. Our loss in 2010 was primarily due to losses associated with our former Coreworx’ subsidiary which are reflected in discontinued operations ($19.5 million of losses is losses from discontinued operation partially offset by the gain of $1.8 million on the deconsolidation of Coreworx). In addition, CoaLogix losses of $0.3 million, GridSense and USSI losses since our acquisition of $3.0 million (which includes a non-cash $1.2 million impairment charge against goodwill) and $1.2 million, respectively, corporate expenses of $4.3 million and a loss of $1.8 million on the sale of our EnerTech investment which were partially offset by net income from our DSIT subsidiary of $1.1 million, $0.7 million of non-controlling interests’ share in our losses and a gain of $1.3 million we recorded with respect to the step-up of the previous carrying value of our investment in GridSense to fair value in accordance with generally accepted accounting principles for step acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had working capital of $14.6 million, including $7.4 million of cash and cash equivalents and not including current and non-current restricted deposits of $2.0 million (of which approximately $0.3 million has already been released).  Net cash used in the year ending December 31, 2010, was $3.6 million, which included $6.4 million used in operating activities from continuing operations.

The primary use of cash in operating activities from continuing operations during 2010 was the cash used in operations in our corporate operations of $3.8 million. In addition, our CoaLogix, GridSense and USSI subsidiaries used $0.6 million, $1.0 and $1.2 million, respectively, in their operating activities in 2010. DSIT generated approximately $0.2 million of cash from its operating activities during 2010.

Net cash of $10.3 million was used in investing activities during 2010. Our primary uses of cash during 2010 were (1) $8.5 million used for the acquisition of property and equipment (primarily at CoaLogix for its new Steele Creek facility), (2) approximately $1.4 million used in the acquisition of GridSense (net of cash acquired), and (3) $0.9 million used to fund capitals call at EnerTech. These uses of cash were partially offset by the proceeds of $1.1 million from the sale of our interests in EnerTech at the end of 2010.

Net cash of $19.5 million was provided for in financing activities, primarily from the two financing transactions we had in 2010 which netted us approximately $15.2 million after transaction costs. In addition, $3.0 million of cash from financing activities was provided by an investment made by EnerTech and CoaLogix management in CoaLogix, $0.2 million of proceeds from the exercise of warrants and employee stock options and $1.1 million from the proceeds of short-term and long-term borrowings (net of repayments).

 At December 31, 2010, DSIT had approximately $1.1 million in Israeli credit lines available to it from two Israeli banks (approximately $564,000 from each bank), nearly all of which was then being used.  DSIT’s credit lines at one bank are available to it until June 2011 and at the second bank until January 2012. The credit lines at the bank whose term expires in June 2011 are expected to be renewed for another year at terms similar to current terms. The lines of credit are denominated in NIS and bear interest at a weighted average rate of the Israeli prime rate per annum plus 3.0%.  The Israeli prime rate fluctuates and as of December 31, 2010 was 3.5%.  The lines-of-credit are subject to maintaining certain financial covenants. At December 31, 2010, DSIT was in compliance with its financial covenants. The Company has a floating lien and provided guarantees with respect to DSIT’s outstanding lines of credit.

As at December 31, 2010, DSIT also has an outstanding term loan from an Israeli bank in the amount of approximately $431,000. The loan is denominated in NIS and bears interest at the rate of the Israeli prime rate per annum plus 0.9%. The loan is to be repaid over a period of 48 months of equal payments of approximately $13,000 per month (principal and interest).

As collateral for the term-loan, DSIT has deposited with an Israeli bank approximately $85,000 as a non-current restricted deposit. In addition to this restricted deposit, DSIT has also deposited with two Israeli banks approximately $1.0 million as collateral for various performance and bank guarantees for various projects as well as for its credit facilities at the banks. DSIT expects that these deposits will be released during 2011, but expects to redeposit a majority of these funds again as collateral for new guarantees for new projects and for renewing its credit facilities.

On February 28, 2011, DSIT had approximately $1.5 million of cash of which $1.4 million was restricted ($1.3 million current and $0.1 million non-current) and was utilizing approximately $600,000 of its lines-of-credit.  We believe that DSIT will have sufficient liquidity to finance its activities from cash flows from its own operations over the next 12 months.  This is based on continued utilization of its line-of-credit and expected continued improvement of operating results from anticipated growth in sales.

In July, 2010, the subsidiaries of CoaLogix executed an amendment of its credit facility which extended and increased its credit availability to a $4.0 million formula based line-of-credit, a $1.0 million non-formula based line-of-credit and $1.0 million non-formula based letter of credit. The credit facility expires June 30, 2011 and carries an interest rate of the greater of 1.50% above prime rate or 5.50% on the formula line of credit and the greater of 2.00% above prime rate or 6.00% on the non-formula line of credit. The U.S. prime rate at December 31, 2010 was 3.25%. CoaLogix expects to be able to renew the credit for another year at terms similar to current terms. The maximum amount of outstanding credit under the facility is $5.0 million.  At December 31, 2010, CoaLogix was utilizing $200,000 of the formula based line-of-credit. The credit facility is subject to certain financial covenants. CoaLogix was in compliance with its financial covenants at December 31, 2010. On February 28, 2011, CoaLogix had $1.4 million (including approximately $0.6 million of restricted cash) of cash on hand and was utilizing approximately $0.4 million of its lines-of-credit. We believe that CoaLogix will have sufficient liquidity to finance its operating activities and bank financing over the next 12 months. This is based on continued utilization of its line-of-credit and expected continued improvement of operating results from anticipated growth in sales.

We expect that GridSense will continue to require additional working capital support in order to finance its working capital needs in 2011. During the period from January 1, 2011 – February 28, 2011, we have lent GridSense $250,000. Additional support for GridSense for 2011 may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above.  There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms. The availability and amount of any additional investment from Acorn in GridSense may be limited by the working capital needs of Acorn’s corporate activities and other operating companies.

USSI currently has no other sources of financing other than its internally generated sales and the funds from the exercise of our options. Since January 1, 2011, we have invested $1.0 million in USSI through the exercise of our options. As of February 28, 2011, USSI had cash on hand of approximately $1.0 million. We have another option to invest an additional $1.5 million on May 31, 2011. If we do not exercise this option, we have no assurance that USSI will not need additional financing from time-to-time to finance its working capital needs. Additional financing for USSI in 2011 may be in the form of a bank line, new investment by others, additional investment by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms. The amount of any additional investment from us in USSI may be limited by the working capital needs of our corporate activities and other operating companies.

As at February 28, 2011, the Company’s corporate operations (not including cash at any of our subsidiaries) had a total of approximately $4.8 million in unrestricted cash and cash equivalents reflecting a $1.5 million decrease from the balance as of December 31, 2010. The decrease in unrestricted corporate cash is due primarily to a $1.0 million investment in USSI as a result of our option exercises, loans of $250,000 to GridSense and approximately $550,000 of corporate expenses. Those expenditures were partially offset by the release of $300,000 of restricted cash.

We believe that our current cash plus the cash generated from operations and borrowing from available lines of credit, if necessary will provide more than sufficient liquidity to finance the activities of Acorn and its operating companies for the foreseeable future and for the next 12 months in particular.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of December 31, 2010.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending December 31, (in thousands)
	Total	2011	2012-2013	2014-2015	2016 and thereafter
Bank debt and utilized lines of credit	$1,698	$1,405	$293	$—	$—
Capital leases obligations and other debt	222	127	54	41	—
Operating leases	4,657	1,348	1,603	1,040	666
Potential severance obligations (1)	3,749	34	—	1,528	2,187
Purchase commitments	50	50	—	—	—
Royalties	155	5	30	70	50
Total contractual cash obligations	$10,531	$2,969	$1,980	$2,679	$2,903

We expect to finance these contractual commitments from cash currently on hand and cash generated from operations.

(1) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances.  The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary.  These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies.  As of December 31, 2010, we accrued a total of $3.7 million for potential severance obligations to our Israeli employees of which approximately $2.5 million was funded.

Certain Information Concerning Off-Balance Sheet Arrangements

Our DSIT subsidiary provides various performance, advance and tender guarantees as required in the normal course of its operations.  As at December 31, 2010, such guarantees totaled approximately $3.1 million and a majority were due to expire through 2011.  As security for a portion of these guarantees, Acorn has deposited with an Israeli bank $300,000 and DSIT has deposited approximately $1.0 million which is shown as restricted cash on our Consolidated Balance Sheets.  As DSIT’s restricted cash is released from the completion of projects and the end of the guarantees, it expects to provide additional security deposits for new guarantees for new projects throughout the 2011 calendar year.

Our CoaLogix subsidiary provides various performance, advance and tender guarantees as required in the normal course of its operations.  As at December 31, 2010, such guarantees totaled approximately $3.2 million and were due to expire through 2011.  As a security for a portion of these guarantees, the Company has deposited with a U.S. bank approximately $0.6 million which is shown as a restricted deposit on the Company’s Consolidated Balance Sheets.  The Company expects the entire restricted deposit to be released in 2011.

Impact of Inflation and Interest Rate & Currency Fluctuations

In the normal course of business, we are exposed to fluctuations in interest rates on our lines-of-credit ($1.1 million available) and long-term debt incurred ($0.4 million balance at December 31, 2010) to finance our operations in Israel. Such lines-of-credit and loan bear interest at interest rates that are linked to the Israeli prime rate (3.5% at December 31, 2010 and 2.5% at December 31, 2009).

Our non-US dollar monetary assets and liabilities (net assets of approximately $0.1 million at December 31, 2010) in Israel are exposed to fluctuations in exchange rates. Furthermore, $0.4 million of our backlog of projects are contracts and orders that are denominated in NIS.

Historically, a majority of DSIT’s sales have been denominated in dollars or denominated in NIS linked to the dollar.  Such sales transactions are negotiated in dollars; however, for the convenience of the customer they are often settled in NIS.  These transaction amounts are linked to the dollar between the date the transactions are entered into until the date they are effected and billed.  From the time these transactions are effected and billed through the date of settlement, amounts are primarily unlinked.  As DSIT increases its sales to customers outside of Israel, a greater portion of its receipts from customers will be settled in dollars. In 2011, we expect a significant portion of DSIT’s sales to be settled in dollars. A significant majority of DSIT’s expenses in Israel are in NIS (primarily labor costs), while a portion is in dollars or dollar-linked NIS.

The dollar cost of our operations in Israel may be adversely affected in the future by a revaluation of the NIS in relation to the dollar.  In 2010 the appreciation of the NIS against the dollar was 6.0% while in 2009 it was 0.7%.

As of December 31, 2010, virtually all of DSIT’s monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS.  In the event that in the future we have material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations. DSIT purchases forward contracts to attempt to reduce its exposure to currency fluctuations.

In addition, our non-US dollar assets and liabilities (net liability of approximately $0.8 million at December 31, 2010) in Australia at our GridSense subsidiary’s Australian operations are also exposed to fluctuations in exchange rates. The dollar cost of our operations in Australia may also be adversely affected in the future by a revaluation of the Australian dollar in relation to the U.S. dollar.  In 2010 the appreciation of the Australian dollar against the U.S. dollar was 13.3%.

SUMMARY QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain of our unaudited quarterly consolidated financial information for the years ended December 31, 2009 and 2010.  This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto.

	2009				2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts
Revenues	$7,451	$6,705	$5,078	$8,084	$7,084	$8,227	$9,496	$10,887
Cost of sales	4,827	4,146	3,419	4,675	3,970	4,749	6,783	7,031
Gross profit	2,624	2,559	1,659	3,409	3,114	3,478	2,713	3,856
Research and development expenses, net	85	165	136	157	48	189	282	612
Impairments	70	10	—	2,612	—	—	—	1,166
Selling, general and administrative expenses	2,784	2,946	2,960	3,338	4,147	4,662	4,629	4,247
Operating loss	(315)	(562)	(1,437)	(2,698)	(1,081)	(1,373)	(2,198)	(2,169)
Finance income (expense), net	(102)	(92)	118	(10)	—	(197)	48	(90)
Gain on investment in GridSense	—	—	—	—	—	1,327	—	—
Gain on sale of Comverge shares	417	810	176	—	—	—	—	—
Distribution received from EnerTech	—	—	—	—	135	—	—	—
Loss on the sale of EnerTech	—	—	—	—	—	—	—	(1,821)
Income (loss) before taxes on income	—	156	(1,143)	(2,708)	(946)	(243)	(2,150)	(4,080)
Income tax benefit (expense)	—	—	72	647	(75)	(123)	(372)	(101)
Income (loss) from operations of the Company and its consolidated subsidiaries	—	156	(1,071)	(2,061)	(1,021)	(366)	(2,522)	(4,181)
Share of income in Paketeria	—	—	263	—	—	—	—	—
Share of loss in GridSense	(129)	—	—	—	—	—	—	—
Net income (loss) from continuing operations	(129)	156	(808)	(2,061)	(1,021)	(366)	(2,522)	(4,181)
Gain on deconsolidation of Coreworx	—	—	—	—	—	—	—	1,834
Income (loss) from discontinued operations, net of income taxes	(827)	224	(512)	(2,219)	(2,152)	(3,051)	(2,418)	(11,873)
Net income (loss)	(956)	380	(1,320)	(4,280)	(3,173)	(3,417)	(4,940)	(14,220)
Net (income) loss attributable to non-controlling interests	(107)	(37)	96	468	50	265	373	(26)
Net income (loss) attributable to Acorn Energy, Inc	$(1,063)	$343	$(1,224)	$(3,812)	$(3,123)	$(3,152)	$(4,567)	$(14,246)

Basic net income (loss) per share attributable to Acorn Energy Inc. shareholders:
From continuing operations	$(0.02)	$0.01	$(0.06)	$(0.14)	$(0.08)	$(0.01)	$(0.14)	$(0.26)
From discontinued operations	(0.07)	0.02	(0.05)	(0.19)	(0.17)	(0.20)	(0.15)	(0.62)
Total attributable to Acorn Energy Inc. shareholders.	$(0.09)	$0.03	$(0.11)	$(0.33)	$(0.25)	$(0.21)	$(0.29)	$(0.88)

Diluted net income (loss) per share attributable to Acorn Energy Inc. shareholders:
From continuing operations	$(0.02)	$0.01	$(0.06)	$(0.14)	$(0.08)	$(0.01)	$(0.14)	$(0.26)
From discontinued operations	(0.07)	0.02	(0.05)	(0.19)	(0.17)	(0.20)	(0.15)	(0.62)
Total attributable to Acorn Energy Inc. shareholders.	$(0.09)	$0.03	$(0.11)	$(0.33)	$(0.25)	$(0.21)	$(0.29)	$(0.88)

Weighted average number of shares outstanding attributable to Acorn Energy Inc. – basic	11,535	11,377	11,186	11,692	12,498	15,161	15,721	16,254
Weighted average number of shares outstanding attributable to Acorn Energy Inc. – diluted	11,535	11,553	11,186	11,692	12,498	15,161	15,721	16,254

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Furnished at the end of this report commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9ACONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  The effectiveness of our internal controls over financial reporting as of December 31, 2010, has been audited by Freidman LLP, our independent registered public accounting firm, as stated in their attestation report contained in their report, which is included herein.

On February 23, 2010 and May 12, 2010, Acorn Energy, Inc. completed the acquisition of US Sensor Systems Inc. and GridSense Pty and GridSense Inc. (together “GridSense”), respectively. Management excluded from its assessment of the effectiveness of Acorn Energy Inc.’s internal control over financial reporting as of December 31, 2010, US Sensor Systems Inc.’s and GridSense’s internal control over financial reporting associated with total revenues of approximately $0.4 million and $2.4 million, respectively, included in the consolidated financial statements of Acorn Energy, Inc. for the year ended December 31, 2010. Our exclusion of US Sensor Systems Inc. and GridSense’s internal control over financial reporting is allowed by the Securities and Exchange Commission’s response to Question No. 2 contained in the Frequently Asked Questions entitled Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, Frequently Asked Questions (revised October 6, 2004).

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information concerning the directors and certain officers of the Company:

Name	Age	Position

John A. Moore	45	Director, Chairman of the Board, President and Chief Executive Officer

George Morgenstern	77	Founder, Chairman Emeritus; Chairman of the Board of our DSIT Solutions Ltd. subsidiary (“DSIT”)

Samuel M. Zentman	66	Director and member of our Audit Committee

Richard J. Giacco	58	Director

Richard Rimer	45	Director and member of our Audit Committee

Joe Musanti	53	Director and Chairman of our Audit Committee

Steven Ledger	53	Director

William J. McMahon	55	Chief Executive Officer and President of CoaLogix

Benny Sela	63	Chief Executive Officer and President of DSIT

Lindon Shiao	36	Chief Executive Officer and President of GridSense

Jim Andersen	54	Chief Executive Officer, Chief Financial Officer and President of USSI

Michael Barth	50	Chief Financial Officer of the Company and DSIT

Joe B. Cogdell, Jr.	57	Vice President, General Counsel & Secretary

John A. Moore has been a director and President and Chief Executive Officer of our Company since March 2006. Mr. Moore was elected Chairman of the Board on March 25, 2009. Mr. Moore also served as a director of Comverge from March 2006 through January 2008.  Mr. Moore is the President and founder of Edson Moore Healthcare Ventures, which he founded to acquire $150 million of drug delivery assets from Elan Pharmaceuticals in 2002.  Mr. Moore was Chairman and EVP of ImaRx Therapeutics, a drug and medical therapy development company, from February 2004 to February 2006 and Chairman of Elite Pharmaceuticals from February 2003 to October 2004.  He is currently a member of the Board of Directors of Voltaix, Inc., a leading provider of specialty gases to the solar and semiconductor industries.  He was CEO of Optimer, Inc. (a research based polymer development company) from inception in 1994 until 2002 and Chairman from inception until its sale in February 2008 to Sterling Capital.  Mr. Moore serves as a director on the board of directors for each of our subsidiaries.

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

Key Attributes, Experience and Skills. Dr. Zentman’s long-time experience as a businessman trained together with his experience with computer systems and software enables him to bring valuable insights to the Board. Dr. Zentman has a broad, fundamental understanding of the business drivers affecting our Company, in particular our DSIT subsidiary. Dr. Zentman also brings leadership and oversight experience to the Board.

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

Steven Ledger was elected to the Board on July 29, 2010.  Mr. Ledger has served as Managing Member of Tamalpais Partners LLC since January 2009.  Prior to that, Mr. Ledger was founder and manager of MCF Fund LP from October 2002 through December 2008, and co-founding managing partner of eCompanies Venture Group from September 1999 through December 2002.  From January 1994 through December 1999, Mr. Ledger served as co-founder and manager of Storie Partners LP.  Mr. Ledger also served as portfolio manager for Kayne Anderson Investment Management from October 1989 through September 1993 and for Fidelity Management & Research from May 1983 through September 1989.  Mr. Ledger earned a B.A. in Economics from the University of Connecticut in 1982.  Mr. Ledger also serves as a director of Crossroads Systems, Inc., a global provider of data security and protection systems.

Key Attributes, Experience and Skills. Mr. Ledger has extensive experience in the financial industry having served in multiple and increasing roles of responsibility over his 27 year career.  Mr. Ledger’s experience and deep understanding of the financial industry brings these valuable attributes to our board.  The Company has regularly, and expects to continue to do so from time-to-time in the future, raise capital, and Mr. Ledger’s insight into the financial industry and skills with corporate finance will be valuable to the Company in raising capital and structuring financings.  In addition, Mr. Ledger is entrepreneurial minded having founded or co-founded four investment companies, and his skills as a businessman will be helpful to the Company particularly in promoting the growth of the Company’s operating companies.

William J. McMahon has served as Chief Executive Officer and President of CoaLogix since its creation in November 2007.  Mr. McMahon also serves as president of SCR-Tech, LLC, a position he has held since March 2005.  Prior to that, Mr. McMahon served as Group Vice President of the Ultrapure Water division of Ionics, Inc. from 2000 to 2004.  From 1997 to 2000, he held several executive level positions including Chairman, President and Chief Executive Officer of Pantellos; President and Chief Executive Officer of Stone & Webster Sonat Energy Resources; and President of Stone & Webster Energy Services Inc. From 1978 to 1997, Mr. McMahon held positions at DB Riley, Inc. and at The Babcock & Wilcox Company.  Mr. McMahon earned a B.S. degree in Nuclear Engineering from Georgia Institute of Technology and an MBA from Xavier University.

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

Lindon Shiao serves as CEO and President of GridSense, a position he has held since 2006. Mr. Shiao was a co-founder and principal of Prime Powered Holdings LLC and a main shareholder of Prime Energy Partners Ltd. As an integral member of a team from AES-New Energy, Mr. Shiao co-led the spin-off and growth management of Catalyst PowerPartners LLC as a principal and key member of the operating team. Prior to Catalyst Power, Mr. Shiao led M&A teams at Arthur Andersen supporting buy-side transactions across different industries, including manufacturing, consumer marketing & distribution, healthcare services, and real estate. Mr. Shiao earned a B.S. from the Haas Business School at the University of California at Berkeley, and is a C.P.A.

Jim Andersen serves as CEO, President and CFO of USSI, positions that he has held since he founded USSI in October 2007. Mr. Andersen began his career as an Engineering Officer on US Navy Nuclear Submarines, and upon leaving the Navy, went on to hold a variety of technical and senior management positions in high technology companies, including Westinghouse, Whitehall/Hydroscience, Litton Industries and Northrop Grumman.  He was the Business Unit Director for Litton’s Fiber Optic Acoustic Systems, heading the company’s fastest growing business unit from 1995 to 2002.  At Litton, he landed the first major (and still the largest) production contract for fiber optic sensors, a sonar system on the US Navy’s newest Virginia class submarines, valued at over $400 million.  Prior to that, Mr. Andersen held technical and executive positions in companies that developed systems for oil exploration and ocean applications.

Michael Barth has been our Chief Financial Officer and the Chief Financial Officer of DSIT since December 2005.  For the six years prior, he served as Deputy Chief Financial Officer and Controller of DSIT.  Mr. Barth is a Certified Public Accountant in both the U.S. and Israel and has over twenty years of experience in public and private accounting.

Joe B. Cogdell, Jr. joined Acorn and CoaLogix as Vice President, General Counsel and Secretary of each corporation on January 2, 2009.  For the twenty years prior, Mr. Cogdell was a member of the Corporate and Securities Practice Group of the law firm Womble Carlyle Sandridge & Rice, PLLC in the firm’s Charlotte, North Carolina office.  Mr. Cogdell has over thirty years experience as a corporate and business lawyer.

Audit Committee; Audit Committee Financial Expert

The Company has a separately designated standing Audit Committee established and administered in accordance with SEC rules. The three members of the Audit Committee are Joe Musanti, Richard Rimer and Samuel M. Zentman.  The Board of Directors has determined that each member of the Audit Committee meets the independence criteria prescribed by NASDAQ governing the qualifications of for audit committee members and each Audit Committee member meets NASDAQ’s financial knowledge requirements.  Our Board has determined that Joe Musanti qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the SEC.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2010 our executive officers and directors complied with the filing requirements of Section 16(a) except that a Form 4 related to the purchase of shares by Mr. Moore was not timely filed due to an electronic submission error.

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
John A. Moore President and CEO	2010	364,904	—	—		12,000	(1)	376,904
	2009	350,000	160,000	103,652	(2)	12,000	(1)	625,652

William J. McMahon CEO and President of CoaLogix and SCR-Tech	2010	280,000	93,500	—		13,725	(3)	387,225
	2009	250,000	136,880	175,574	(4)	13,200	(3)	575,654

Benny Sela CEO and President of DSIT	2010	195,432	85,995	25,644	(5)	80,633	(6)	387,704
	2009	167,259	70,688	18,041	(7)	66,320	(6)	322,308

David Beatson CTO and VP of Corporate Development (8)	2010	212,308	—	474,864	(9)	5,538	(1)	692,710

(1)	Consists of automobile expense allowance.
(2)
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

(3)	Represents 401k contributions.
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

(5)
Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 10,000 stock options granted on December 27, 2010 with an exercise price of $4.09 per share. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.02% (ii) an expected term of 6.3 years (iii) an assumed volatility of 67% and (iv) no dividends.

(6)
Consists of contributions to severance and pension funds and automobile fringe benefits. Contributions to severance and pension funds are made on substantially the same basis as those made on behalf of other Israeli executives.

(7)
Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 20,000 stock options granted on February 12, 2009 with an exercise price of $2.51 per share. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 0.95% (ii) an expected term of 1.8 years (iii) an assumed volatility of 68% and (iv) no dividends.

(8)	Appointed as Chief Technology Officer and Vice President of Corporate Development commencing January 18, 2010. Mr. Beatson was terminated on November 4, 2010.
(9)
Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 120,000 stock options granted on January 18, 2010 with an exercise price of $6.13 per share. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 3.24% (ii) an expected term of 6.3 years (iii) an assumed volatility of 68% and (iv) no dividends.

Employment Arrangements

The employment arrangements of each named executive officer and certain other officers are described below.

John A. Moore became our President and Chief Executive Officer in March 2006.  In March, 2008, we entered into a three-year Employment Agreement with Mr. Moore. Under the terms of the Employment Agreement, Mr. Moore’s initial base salary was $325,000 per annum, retroactive to January 1, 2008, increasing to $350,000 per annum on the first anniversary of the Employment Agreement and increasing to $375,000 per annum on the second anniversary. Effective November 1, 2010, Mr. Moore voluntarily reduced his annual salary to $300,000 per annum. In March 2011, we entered into a one-year extension of the Employment Agreement with Mr. Moore at the reduced salary of $300,000 per annum. Mr. Moore is eligible to receive an annual cash bonus of up to $200,000, based upon the attainment of agreed upon personal and company performance goals and milestones for the preceding fiscal year, as determined by the Board. Under the Employment Agreement, Mr. Moore is also entitled to (i) the employee benefits generally made available to the registrant’s executive officers, (ii) short-term and long-term disability insurance for the benefit of Mr. Moore, and (iii) a monthly automobile expense allowance of $1,000.  Under the Employment Agreement, Mr. Moore was also granted non-qualified stock options to purchase 200,000 shares of common stock at an exercise price of $5.11 per share. The options vest in equal quarterly installments over a four-year period, commencing 90 days from the date of grant and expire in March 2018. In February 2009, in lieu of a bonus for 2008, Mr. Moore was awarded 75,000 stock options exercisable until February 20, 2014 at an exercise price of $2.51 per share, exercisable immediately as to one-fourth of the options, with the remainder to vest in equal installments on June 30, September 30 and December 31, 2009. Mr. Moore received a bonus of $160,000 for 2009 that was paid in 2010.  In March 2011, in lieu of a bonus for 2010, Mr. Moore was awarded 66,666 stock options exercisable until March 14, 2016 at an exercise price of $3.70 per share, exercisable immediately as to one-fourth of the options, with the remainder to vest in equal installments on June 30, September 30 and December 31, 2011.

David T. Beatson has served as Chief Technology Officer and Vice-President of Corporate Development January 2010 until his termination in November 2010.  Mr. Beatson’s employment terms were based on an employment agreement signed effective January 18, 2010 between Mr. Beatson and the Company.  The agreement was on an “at-will” basis. Mr. Beatson’s employment agreement called for a base salary of $230,000 per year with a potential 40% annual bonus based upon the attainment of pre-agreed objectives and goals. Mr. Beatson received no bonus for 2010. Mr. Beatson also received a car allowance of $500 per month, reimbursement of his monthly premium cost for health insurance and four weeks of paid vacation. Mr. Beatson also received 120,000 non-qualified options of the Company’s common stock under the Acorn Energy 2006 Stock Incentive Plan. Mr. Beatson was terminated prior to the vesting of those options.

William J. McMahon has served as Chief Executive Officer and President of CoaLogix since the Company’s acquisition of SCR-Tech and its related companies on November 7, 2007.  Mr. McMahon employment terms are based on employment agreement signed effective January 1, 2007 between Mr. McMahon and SCR-Tech’s former parent company.  The employment agreement was subsequently assumed and modified on November 7, 2007 in conjunction with the Company’s acquisition of SCR-Tech.  The agreement has no fixed term and the employment is on an “at-will” basis. Mr. McMahon’s employment agreement calls for base salary of $215,000 per year with cost of living increases (a base salary of $280,000 in 2010 which was increased to $305,000 for 2011).  In April 2009 and April 2008, Mr. McMahon also received options under the CoaLogix Inc. 2008 Stock Option Plan and a 40% participation in the CoaLogix Capital Appreciation Rights Plan. Under the Capital Appreciation Rights Plan, plan participants are entitled to participate in an award pool based upon the sales proceeds (less sales expenses) attributable to a sale or other change of control of CoaLogix which exceeds an internal rate of return of 30% on the Company’s initial investment in CoaLogix of $11,038,200 and any additional capital contributed by Acorn to CoaLogix. If such internal rate of return threshold is met, the award pool under the Capital Appreciation Rights Plan would be equal to 5% of the sales proceeds less sales expenses, the CoaLogix’ stockholders’ initial investment and any additional capital contributed by the stockholders to CoaLogix.  Mr. McMahon is eligible to receive an annual bonus with a target payment equal to 50% of his base salary based upon criteria developed by the board of directors of CoaLogix. The actual bonus payout may be more or less than the target level base upon achievement of annual goals approved by its board of directors.  Mr. McMahon’s bonus for 2010 was $93,500.

Benny Sela has served as President and Chief Executive Officer of DSIT beginning July 1, 2007.  Mr. Sela’s employment agreement provided for a base salary which is denominated in Israeli Consumer Price Index (“CPI”) linked NIS, equivalent to approximately $195,000 per annum.  In addition to his base salary, Mr. Sela is also entitled to receive a bonus payment equal to 1.75% of DSIT’s gross profit.  Mr. Sela’s bonus for 2009 was $70,688 which was paid in 2010. Mr. Sela’s bonus for 2010 was $85,995.

Lindon Shiao has served as CEO and President of GridSense since 2006.  Mr. Shiao’s employment terms are based on employment agreement signed effective October 1, 2002 between Mr. Shiao and GridSense.  The agreement has no fixed term and the employment is on an “at-will” basis.  For 2010, Mr. Shiao’s annual salary was $240,000.  During 2010, Mr. Shiao deferred payment of $140,000 of his salary in 2010 to ease GridSense’s cash flow burden. Mr. Shiao is expected to receive the deferred salary payment of $140,000 in 2011. Through February 28, 2011, Mr. Shiao has not yet received any of the deferred salary payment. Mr. Shiao did not receive a bonus for 2010.

Jim Andersen has served as CEO, President and CFO of USSI since he founded USSI in October 2007.  Mr. Andersen’s employment terms are based on employment agreement signed effective November 1, 2007 between Mr. Andersen and USSI.  The agreement has no fixed term and the employment is on an “at-will” basis.  The agreement does not state any salary or other compensation terms.  For 2010, Mr. Andersen’s agreed upon annual salary was $150,000, however, Mr. Andersen voluntarily reduced his annual salary from $150,000 to $96,000 in order to conserve cash at USSI.  Mr. Andersen did not receive a bonus for 2010.

Michael Barth has served as Chief Financial Officer of the Company and Chief Financial Officer of DSIT beginning December 1, 2005.  In August 2009, the Board approved new employment terms for Mr. Barth effective August 1, 2009. According to the terms of the new employment terms, Mr. Barth was entitled to a salary increase from $150,000 to $175,000 per annum retroactive to August 1, 2009. One half of Mr. Barth’s salary is fixed in NIS at the November 1, 2007 exchange rate and linked to the Israel CPI and adjusted semi-annually. Mr. Barth’s current annual salary following such linkage adjustments is approximately $187,500. Mr. Barth's bonus for 2009 was $75,000 which was paid in 2010. Mr. Barth did not receive a bonus for 2010.

Joe B. Cogdell, Jr. became Vice President, General Counsel and Secretary of each of the Company and CoaLogix commencing January 2, 2009.  Mr. Cogdell’s initial base salary was $312,000 per annum, and his base salary was increased to $318,240 for 2011.  The agreement has no fixed term, and the employment is on an “at-will” basis. He is eligible to receive an annual bonus of up to 30% of his base salary, based upon the attainment of performance goals.  Mr. Cogdell's bonus for 2009 was $90,380 which was paid in 2010. Mr. Cogdell’s bonus for 2010 was $35,960.

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

Outstanding Equity Awards at 2010 Fiscal Year End

The following tables set forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at December 31, 2010.

OPTIONS TO PURCHASE ACORN ENERGY, INC. STOCK
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John A. Moore	350,000	—	2.60	March 31, 2011
	60,000	—	4.53	March 31, 2011
	137,500	62,500(1)	5.11	March 4, 2018
	75,000	—	2.51	February 20, 2014

William J. McMahon	—	—	—	—

Benny Sela	20,000 10,000	— —	2.51 4.09	February 12, 2011 December 28, 2017

David T. Beatson	—	—	—	—

(1)	These options vest 12,500 options quarterly from March 4, 2011 through March 4, 2012.

OPTIONS TO PURCHASE COALOGIX INC. STOCK
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John A. Moore	—	—	—	—

William J. McMahon	110,286	36,764(2)	5.05	April 8, 2018
	15,193	25,320(3)	7.20	April 7, 2019

Benny Sela	—	—	—	—

David T. Beatson	—	—	—	—

(2)	These options vest 9,191 options quarterly from January 8, 2011 through November 7, 2011.
(3)	These options vest 2,532 options quarterly from January 5, 2011 through April 8, 2013.

OPTIONS TO PURCHASE DSIT SOLUTIONS LTD. STOCK
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John A. Moore	—	—	—	—

William J. McMahon	—	—	—	—

Benny Sela	—	476(4)	126.05	December 31, 2013
David T. Beatson	—	—	—	—

(4)	These options vest only upon an exit transaction by Acorn.

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

The following table describes the potential payments and benefits upon termination of employment for Mr. Moore, as if his employment terminated as of December 31, 2010, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control		Death or disability
Compensation:
Base salary	—	(1)	$300,000	(2)	$600,000	(5)	—
Bonus	—		—	(3)	—	(3)	—
Benefits and perquisites:
Perquisites and other personal benefits	—		8,160	(4)	8,160	(4)	—
Total	—		$308,160		$608,160		—

(1)	Assumes that there is no earned but unpaid base salary at the time of termination.
(2)	The $300,000 represents 12 months of Mr. Moore’s base salary.
(3)	No amounts are included for target bonus as there was no bonus for 2010.
(4)	The $8,160 represents 12 months of health insurance payments.
(5)	The $600,000 represents 24 months of Mr. Moore’s base salary.

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

The following table describes the potential payments and benefits upon termination of employment for Mr. McMahon, as if his employment terminated as of December 31, 2010, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control		Death or disability
Compensation:
Base salary	—	(1)	$560,000	(2)	$560,000	(2)	—
Bonus	—		280,000	(3)	280,000	(3)	—
Benefits and perquisites:
Perquisites and other personal benefits	—		9,376	(4)	23,167	(5)	—
Total	—		$849,376		$863,167		—

(1)	Assumes that there is no earned but unpaid base salary at the time of termination.
(2)	Represents 200% of Mr. McMahon’s base salary
(3)	Represents 200% of Mr. McMahon’s target bonus.
(4)	Represents 12 months of subsidized health and dental insurance payments
(5)	Represents 24 months of health, dental and life insurance payments.

Benny Sela

Under the terms of the employment agreement with Mr. Sela, the President and Chief Executive Officer of our DSIT subsidiary, we are obligated to make certain payments to fund in part our severance obligations to him.  We are required to pay Mr. Sela an amount equal to 150% of his last month’s salary multiplied by the number of years (including partial years) that Mr. Sela has worked for us.  This severance obligation would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to Mr. Sela’s employment agreement.  As of December 31, 2010, the unfunded portion of these payments was $201,638.  Mr. Sela would also receive a lump sum payment equal to six months base salary in the event of a voluntary resignation, and a lump sum payment equal to nine months salary in the event of termination not for cause.

The following table describes the potential payments and benefits upon termination of employment for Mr. Sela, as if his employment terminated as of December 31, 2010, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control	Death or disability
Compensation:
Base salary	$103,963	(1)	$155,944	(2)	—	$155,944	(2)
Benefits and perquisites:
Perquisites and other personal benefits	546,136	(3)	560,380	(4)	—	560,380	(4)
Total	$650,099		$716,324		—	$716,324

(1)	Assumes that there is no earned but unpaid base salary at the time of termination. The $103,963 represents a lump sum payment of six months’ salary due to Mr. Sela.
(2)	Assumes that there is no earned but unpaid base salary at the time of termination. The $155,944 represents a lump sum payment of nine months’ salary due to Mr. Sela.
(3)
Includes $569,944 of severance pay based in accordance with Israeli labor law calculated based on his last month’s salary multiplied by the number of years (including partial years) that Mr. Sela worked for us multiplied by 150% in accordance with his contract.  Of the $569,944 due Mr. Sela, we have funded $368,306 in an insurance fund.  Also includes accumulated, but unpaid vacation days ($25,705), car benefits ($6,000) and payments for pension and education funds ($22,487) less $78,000 of benefits waived in support of DSIT’s operations in 2007.

(4)
Includes $569,944 of severance pay based in accordance with Israeli labor law calculated based on his last month’s salary multiplied by the number of years (including partial years) that Mr. Sela worked for us multiplied by 150% in accordance with his contract.  Of the $569,944 due Mr. Sela, we have funded $368,306 in an insurance fund.  Also includes accumulated, but unpaid vacation days ($25,705), car benefits ($9,000) and payments for pension and education funds ($33,731) less $78,000 of benefits waived in support of DSIT’s operations in 2007.

Michael Barth

Under the terms of the employment arrangement with Mr. Barth, our Chief Financial Officer, we are obligated to make certain payments to fund in part our severance obligations to him.  We would be required to pay Mr. Barth an amount equal to 120% of his last month’s salary multiplied by the number of years (including partial years) that Mr. Barth worked for us.  This severance obligation, which is customary for executives of Israeli companies, would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to Mr. Barth’s employment arrangement.  As of December 31, 2010, the unfunded portion of these payments was $118,925.  In addition, the arrangement with Mr. Barth provides for an additional payment equal to six times his last month’s total compensation, payable at the end of his employment with us.

The following table describes the potential payments and benefits upon termination of employment for Mr. Barth, as if his employment terminated as of December 31, 2010, the last day of our last fiscal year.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control	Death or disability
Compensation:
Base salary	$31,244	(1)	$93,731	(2)	—	$93,731	(2)
Benefits and perquisites:
Perquisites and other personal benefits	79,550	(3)	215,992	(4)	—	215,992	(4)
Total	$110,794		$309,723		—	$309,723

(1)	Assumes that there is no earned but unpaid base salary at the time of termination. The $31,244 represents a lump sum payment of two months’ salary due to Mr. Barth.
(2)
Assumes that there is no earned but unpaid base salary at the time of termination.  The $93,732 represents a lump sum payment of 6 months’ salary due to Mr. Barth upon termination without cause or by death or disability.

(3)
Includes $89,761 of severance pay based on the amounts funded in for Mr. Barth’s severance in accordance with Israeli labor law.  Also includes accumulated, but unpaid vacation days ($29,031), car benefits ($2,000) and payments for pension and education funds ($6,758) less $48,000 of benefits waived in support of DSIT’s operations in 2007.

(4)
Includes $208,687 of severance pay based in accordance with Israeli labor law calculated based on his last month’s salary multiplied by the number of years (including partial years) that Mr. Barth worked for us multiplied by 120% in accordance with his contract.  Of the $208,687 due Mr. Barth, we have funded $89,761 in an insurance fund.  Also includes accumulated, but unpaid vacation days ($29,031), car benefits ($6,000) and payments for pension and education funds ($20,274) less $48,000 of benefits waived in support of DSIT’s operations in 2007.

Lindon Shiao

Under the terms of the employment agreement with Mr. Shiao, there are no amounts due under any termination scenario.

Jim Andersen

Under the terms of the employment agreement with Mr. Andersen, there are no amounts due under any termination scenario.

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

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control		Death or disability
Compensation:
Base salary	—	(1)	$624,000	(2)	$624,000	(2)	—
Bonus	—		187,200	(3)	187,200	(3)	—
Benefits and perquisites:
Perquisites and other personal benefits	—		18,845	(4)	23,569	(5)	—
Total	—		$830,045		$834,769		—

(1)	Assumes that there is no earned but unpaid base salary at the time of termination.
(2)	Represents 200% of Mr. Cogdell’s annual compensation.
(3)	Represents 200% of Mr. Cogdell’s targeted bonus.
(4)	Represents 18 months of subsidized health and dental insurance payments.
(5)	Represents 18 months of health, dental and life insurance payments.

David T. Beatson

Following the termination of our former CTO on November 4, 2010, we have paid Mr. Beatson a total of $59,000 representing three months of salary and car allowance.

Compensation of Directors

In October 2007, we agreed that each of our non-employee directors would be paid an annual cash retainer of $40,000 payable quarterly in advance, as well as meeting fees for Board and Committee meetings of $1,000 per meeting. In 2009, we agreed that certain directors would receive an additional annual cash retainer; $12,000 for the lead director for CoaLogix matters (in an effort to conserve corporate cash, the lead director for CoaLogix matters has voluntarily reduced the payment to $1,000 per CoaLogix board meeting) and $10,000 for the Chairman of the Audit Committee. As an employee, Mr. Moore is not entitled to separate compensation in his capacity as a director.

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

Consulting Agreement with Mr. Morgenstern

Mr. Morgenstern, our Chairman Emeritus, has been retained as a consultant by our Company since March 2006 primarily to provide oversight of our Israeli activities.  Mr. Morgenstern’s consulting agreement, which was due to expire on March 31, 2011, provided for the payment of an annual consulting fee of $1.00 and a non-accountable expense allowance of $75,000 per year plus a payment of a bonus of $25,000 under certain circumstances. The agreement was amended in March 2011 to extend the term to March 31, 2012, adjust the annual non-accountable expense allowance to $56,250 and to eliminate the bonus provision.

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ended December 31, 2010 by each individual (other than Mr. Moore who is not separately compensated for Board service) who served as a director at any time during the fiscal year.

DIRECTOR COMPENSATION IN 2010

Name	Fees Earned or Paid in Cash ($)		Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Joe Musanti	54,000	(2)	31,860	—		85,860
George Morgenstern	43,000		31,860	75,000	(3)	149,860
Samuel M. Zentman	44,000		31,860	12,000	(4)	87,860
Richard J. Giacco	44,000		31,860	4,000	(5)	79,860
Richard Rimer	44,000		31,860	—		75,860
Steven Ledger	18,667		79,727	—		98,394

(1)
On June 10, 2010, Joe Musanti, George Morgenstern, Samuel M. Zentman, Richard J. Giacco and Richard Rimer were each granted 10,000 options to acquire stock in the Company. The options have an exercise price of $5.00 and expire on June 10, 2017. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.67% (ii) an expected term of 6.3 years (iii) an assumed volatility of 68% and (iv) no dividends.  On July 29, 2010, Steven Ledger was granted 25,000 options to acquire stock in the Company. The options have an exercise price of $5.05 and expire on July 29, 2017. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.40% (ii) an expected term of 6.3 years (iii) an assumed volatility of 67% and (iv) no dividends.  All options awarded to directors in 2010 remained outstanding at fiscal year-end. As of December 31, 2010, the number of stock options held by each of the above persons was: Joe Musanti, 55,000; George Morgenstern, 247,500; Samuel Zentman, 87,500; Richard Giacco, 65,000; Richard Rimer, 115,000; and Steven Ledger, 25,000.

(2)	Includes $10,000 Mr. Musanti received for services rendered as the Chairman of the Audit Committee.
(3)	Mr. Morgenstern received a non-accountable expense allowance of $75,000 to cover travel and other expenses pursuant to a consulting agreement.
(4)	Mr. Zentman received $12,000 for services rendered with respect to his overseeing the Company’s investment in Coreworx Inc.
(5)	Mr. Giacco received $4,000 ($1,000 per CoaLogix board meeting) for services rendered with respect to his overseeing the Company’s investment in CoaLogix Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and the notes thereto set forth information, as of March 1, 2011 (except as otherwise set forth herein), concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of common stock by (i) each director of the Company, (ii) each executive officer (iii) all executive officers and directors as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner (1) (2)	Number of Shares of common stock Beneficially Owned (2)		Percentage of common stock Outstanding (2)
George Morgenstern	348,861	(3)	2.0%
John A. Moore	1,342,676	(4)	7.5%
Richard J. Giacco	84,429	(5)	*
Joseph Musanti	49,200	(6)	*
Richard Rimer	145,000	(7)	*
Samuel M. Zentman	121,621	(8)	*
Steven Ledger	50,000	(9)	*
Michael Barth	145,434	(10)	*
Joe B. Cogdell, Jr.	95,600	(11)	*
William J. McMahon	10,500	(12)	*
Benny Sela	30,000	(13)	*
Lindon Shiao	5,684	(14)	*
Jim Andersen	—	(15)	—
All executive officers and directors of the Company as a group (13 people)	2,429,005	(16)	13.0%
Austin W. Marxe and David M. Greenhouse	1,045,116	(17)	6.0%
Artis Capital Management, L.P.	976,292	(18)	5.6%

* Less than 1%

(1)	Unless otherwise indicated, the address for each of the beneficial owners listed in the table is in care of the Company, 4 West Rockland Road, Montchanin, Delaware 19710.
(2)
Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated.  For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date which such person has the right to acquire within 60 days after such date.  Percentage information is based on the 18,144,925 shares outstanding as of March 1, 2011.

(3)	Consists of 61,922 shares, 237,500 shares underlying currently exercisable options, and 49,439 shares owned by Mr. Morgenstern’s wife.
(4)	Consists of 707,676 shares (7,200 of which are held in an IRA account) and 635,000 shares underlying currently exercisable options.
(5)	Consists of 29,429 shares and 55,000 shares underlying currently exercisable options.
(6)	Consists of 4,200 shares and 45,000 shares underlying currently exercisable options.
(7)	Consists of 40,000 shares and 105,000 shares underlying currently exercisable options.
(8)	Consists of 44,121 shares and 77,500 shares underlying currently exercisable options.
(9)	Consists solely of shares.
(10)
Consists of 12,789 shares, 1,645 shares underlying currently exercisable warrants and 131,000 shares underlying currently exercisable options. Mr. Barth also owns 569 shares of DSIT representing approximately 4.0% of the DSIT’s outstanding shares.

(11)
Consists of 28,100 shares (10,000 of which are held in an IRA account) and 67,500 shares underlying currently exercisable options. Mr. Cogdell also owns 5,088 shares of CoaLogix and options to purchase 1,352 CoaLogix shares, representing less than 1.0% of CoaLogix’s outstanding shares.

(12)
Consists solely of shares. Mr. McMahon also owns 3,391 shares of CoaLogix and currently exercisable options to purchase 130,289 CoaLogix shares, representing approximately 2.9% of CoaLogix’s outstanding shares.

(13)	Consists of 20,000 shares and 10,000 shares underlying currently exercisable options. Mr. Sela also owns 925 shares of DSIT representing approximately 6.5% of the DSIT’s outstanding shares.
(14)	Consists solely of shares.
(15)
Mr. Andersen does not own any shares of Acorn stock nor does he have any options to purchase Acorn stock.  Mr. Andersen owns 370,000 shares of USSI, representing approximately 11.9% of the USSI’s outstanding shares as if March 1, 2011.

(16)	Consists of 1,063,860 shares, 1,645 shares underlying currently exercisable warrants and 1,363,500 shares underlying currently exercisable options.
(17)
The information presented with respect to these beneficial owners is based on a Schedule 13G filed with the SEC on February 11, 2011.  Austin W. Marxe and David M. Greenhouse share sole voting and investment power over 221,368 shares of common stock owned by Special Situations Cayman Fund, L.P and 823,748 shares of common stock owned by Special Situations Fund III QP, L.P.  The business address for Austin W. Marxe and David M. Greenhouse is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(18)
The information presented with respect to this beneficial owner is based on a Schedule 13G filed with the SEC on February 14, 2011.  Artis Capital Management, L.P., Artis Capital Management, Inc., and Stuart L. Peterson share voting power and dispositive power over the shares.  Their business address is One Market Plaza, Stuart Street Tower, Suite 2700, San Francisco, CA 94105.

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	759,500	$3.83	1,119,667

Equity Compensation Plans Not Approved by Security Holders	1,058,165	$3.59	—

Total	1,817,665	$3.69	1,119,667

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

Transactions With Related Persons

We paid approximately $393,000 and $275,000 in the years ended December 31, 2010 and 2009, respectively, for legal services rendered and reimbursement of out-of-pocket expenses to Eilenberg & Krause LLP, a law firm in which Sheldon Krause, our former Secretary and former General Counsel, is a member.  Such fees related to services rendered by Mr. Krause and other members and employees of his firm.  Mr. Krause is the son-in-law of George Morgenstern, a director and our Chairman Emeritus, who up until March 2006, also served as our President and Chief Executive Officer. Mr. Krause continues to provide legal services to us in 2011.

In November 2010, the CEO of GridSense lent GridSense $50,000. The loan by the CEO of GridSense bears no interest. In 2010, $12,000 of the loan was repaid and at December 31, 2010, the outstanding balance was $38,000.

For information regarding our Stockholders’ Agreement with CoaLogix and EnerTech, see Note 5 to our Consolidated Financial Statements.

Director Independence

Applying the definition of independence provided under the NASDAQ rules, the Board has determined that with the exception of Mr. Moore, all of the members of the Board of Directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

Friedman LLP

The following table summarized the fees billed to Acorn for professional services rendered by Friedman LLP for the year ended December 31, 2010.

2010
Audit Fees	$240,000
Audit- Related Fees	6,000
Tax Fees	3,000
Other Fees	19,000
Total	$268,000

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, assistance with review of documents filed with the SEC, consents, and other assistance required to be performed by our independent accountants.

Audit-Related Fees were for travel costs associated with our audit.

Tax Fees were for tax planning advice for one of our subsidiaries.

Other Fees were for due diligence services related to our GridSense acquisition and for a consent with respect to our recent capital raise.

Kesselman and Kesselman CPA

The following table summarized the fees billed to Acorn for professional services rendered by Kesselman and Kesselman for the years ended December 31, 2010 and 2009.

	2010	2009
Audit Fees	$21,000	$347,000
Audit- Related Fees	—	38,000
Tax Fees	19,000	—
Other Fees	132,000	8,000
Total	$172,000	$393,000

Audit Fees in 2009 were for professional services rendered for the audits of the consolidated financial statements of the Company, statutory audits of our Israeli subsidiaries, assistance with review of documents filed with the SEC, consents, and other assistance required to be performed by our independent accountants. In 2010, audit fees were for professional services rendered for statutory audits of our Israeli subsidiaries.

Audit-Related Fees were for FIN 48 analyses and travel expenses.

Tax Fees were for tax audit representation and tax planning advice with respect to one of our Israeli subsidiaries.

Other Fees were for services related to reviewing registration statements.

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor.  The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2010 and 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements of the Registrant

The consolidated financial statements of the Registrant and the report thereon of the Registrant’s Independent Registered Public Accounting Firms are included in this Annual Report beginning on page F-1.

Report of Friedman LLP
Report of Kesselman & Kesselman
Consolidated Balance Sheets as of December 31, 2009 and 2010
Consolidated Statements of Operations for the years ended December 31, 2009 and 2010
Consolidated Statements of Changes in Equity for the years ended December 31, 2009 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2010
Notes to Consolidated Financial Statements

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

3.5	By laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S 1 (File No. 33 44027) (the “1992 Registration Statement”)).
3.6	Amendments to the By Laws of the Registrant adopted December 27, 1994 (incorporated herein by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K dated January 10, 1995).
4.1	Specimen certificate for the common stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).
4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
4.3	Form of Convertible Debenture (incorporated herein by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
4.4	Form of Warrant (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
4.5	Form of Agent Warrant (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
4.6	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 20, 2010).

10.1	1994 Stock Incentive Plan, as amended. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”)).*
10.2	1994 Stock Option Plan for Outside Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1995 (the “1995 10- K”)).*
10.3	1995 Stock Option Plan for Non-management Employees, as amended (incorporated herein by reference to Exhibit 10.6 to the 2004 10-K).*
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
10.18
Acorn Energy, Inc. 2006 Amended and Restated Stock Incentive Plan (as amended and restated effective June 10, 2010) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2010).*

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

10.50
Form of Letter of Intent by and among Registrant, Gridsense Pty Ltd and certain shareholders of Gridsense Pty Ltd named therein dated October 29, 2009 (incorporated herein by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.51
Form of Arrangement Agreement by and among the Registrant, Coreworx Inc. and Decision Dynamics Technology LTD dated as of March 2, 2010 (incorporated herein by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.52
Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.53
Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.54
Placement Agency Agreement between the Registrant and Merriman Curhan Ford & Co. dated as of March 8, 2010 (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated March 8, 2010).

10.55	Form of Investor Purchase Agreement (incorporated herein by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K dated March 8, 2010).
10.56
Common Stock Option Purchase Agreement between the Registrant and US Sensor Systems Inc. dated as of February 23, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.57
Capital Stock Option Purchase Agreement by and among the Registrant, US Sensor Systems Inc. and other parties named therein dated as of February 23, 2010 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.58
Stockholders Agreement by and among the Registrant, US Sensor Systems Inc. and other parties named therein dated as of February 23, 2010 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.59
Amended and Restated Investors Rights Agreement by and among the Registrant, US Sensor Systems Inc. and other parties named therein dated as of February 23, 2010 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

#10.60	Share Sale Agreement by and among the Registrant, GridSense Pty Ltd and the other parties named therein dated as of April 28, 2010.
#10.61
Amended and Restated Loan and Security Agreement by and among CoaLogix Solutions Inc., CoaLogix Tech LLC, SCR-Tech, LLC, CoaLogix Technology Holdings Inc., Metallifix LLC and Square 1 Bank dated as of July 22, 2010.

#10.62	Share Exchange Agreement by and between the Registrant and Coreworx Inc. dated as of December 17, 2010.
#10.63	Debt Conversion Agreement by and between the Registrant and Coreworx Inc. dated as of December 17, 2010.
#10.64	Amended and Restated Loan Agreement by and between the Registrant and Coreworx Inc. dated as of December 17, 2010.
10.65
Placement Agent Agreement, dated as of December 17, 2010, by and between the Registrant and HFP Capital Markets LLC (incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 20, 2010).

10.66	Form of Subscription Agreement (incorporated herein by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K dated December 20, 2010).
14.1	Code of Business Conduct and Ethics of the Registrant (incorporated herein by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K filed November 2, 2007).
#21.1	List of subsidiaries.
#23.1	Consent of Friedman LLP.
#23.2	Consent of Kesselman & Kesselman CPA.
#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Montchanin, State of Delaware, on March 16, 2011.

ACORN ENERGY, INC.

/s/ John A. Moore
By:	John A. Moore
Chairman of the Board; President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Moore
John A. Moore	Chairman of the Board; President; Chief Executive Officer; and Director	March 16, 2011

/s/ George Morgenstern
George Morgenstern	Director	March 16, 2011

/s/ Michael Barth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2011
Michael Barth

/s/ Samuel M. Zentman	Director	March 16, 2011
Samuel M. Zentman

/s/ Richard J. Giacco	Director	March 16, 2011
Richard J. Giacco

/s/ Richard Rimer	Director	March 16, 2011
Richard Rimer

/s/ Joe Musanti	Director	March 16, 2011
Joe Musanti

/s/ Steven A. Ledger	Director	March 16, 2011
Steven A. Ledger

ACORN ENERGY, INC.
AND SUBSIDIARIES

1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Acorn Energy Inc

We have audited the accompanying balance sheet of Acorn Energy Inc. (the “Company”) and its subsidiaries as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the year ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded the US Sensors Systems Inc. and GridSense Pty. and GridSense Inc. (together “GridSense”) from its assessment of internal control over financial reporting as of December 31, 2010 because the businesses were acquired in February and May of 2010, respectively. We have also excluded US Sensors Systems Inc. and GridSense from our audit of internal control over financial reporting. The total assets of US Sensors Systems Inc. and GridSense represent approximately $4.3 million and $7.5 million of the related consolidated financial statement amounts as of December 31, 2010.  The total net sales of US Sensors Systems Inc. and GridSense represent approximately $0.4 million and $2.4 million of the related consolidated financial statement amounts for the year ended December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acorn Energy, Inc. as of December 31, 2010 and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Acorn Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Friedman LLP
East Hanover, New Jersey
March 16, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Acorn Energy, Inc.

We have audited the consolidated balance sheet of Acorn Energy, Inc. (the “Company”) and its subsidiaries as of December 31, 2009, and the related consolidated statement of operations, changes in equity and cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Company’s Board of Directors and management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2009 and the results of their operations and of their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests as of January 1, 2009

March 22, 2010, except for Note 3(b) which is as of March 16, 2011.

/s/ Kesselman & Kesselman
Certified Public Accountants
A member of PricewaterhouseCoopers International Limited
Tel-Aviv, Israel

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2009	2010
ASSETS

Current assets:
Cash and cash equivalents	$10,902	$7,356
Restricted deposit	1,627	1,925
Accounts receivable	3,401	8,873
Unbilled revenue and work-in-process	4,113	3,860
Inventory	1,848	4,314
Other current assets	1,798	1,488
Current assets of discontinued operations	965	—
Total current assets	24,654	27,816
Property and equipment, net	3,206	10,943
Other investments and loans to equity investees	2,796	—
Severance assets	2,074	2,498
Restricted deposit	611	85
Intangible assets, net	4,726	9,300
Goodwill	4,248	8,393
Deferred taxes	227	302
Other assets	120	448
Non-current assets of discontinued operations	6,073	—
Total assets	$48,735	$59,785

LIABILITIES AND EQUITY

Current liabilities:
Short-term bank credit and current maturities of long-term bank debt	$430	$1,531
Accounts payable	1,192	4,547
Accrued payroll, payroll taxes and social benefits	1,466	2,043
Other current liabilities	3,670	5,096
Current liabilities of discontinued operations	1,676	—
Total current liabilities	8,434	13,217
Long-term liabilities:
Accrued severance	3,129	3,715
Long-term debt	405	389
Other long-term liabilities	574	587
Long-term liabilities of discontinued operations	95	—
Total long-term liabilities	4,203	4,691
Commitments and contingencies (Note 17)
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 30,000,000 shares; Issued –13,248,813 and 18,067,925 shares at December 31, 2009 and 2010, respectively	132	180
Additional paid-in capital	58,373	83,596
Warrants	290	427
Accumulated deficit	(23,343)	(48,431)
Treasury stock, at cost – 1,275,081 and 801,920 shares at December 31, 2009 and 2010, respectively	(4,827)	(3,036)
Accumulated other comprehensive income (loss)	152	637
Total Acorn Energy, Inc. shareholders’ equity	30,777	33,373
Non-controlling interests	5,321	8,504
Total equity	36,098	41,877
Total liabilities and equity	$48,735	$59,785

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	Year ended December 31,
	2009	2010
Revenues:
Catalytic regeneration	$18,099	$21,450
Projects	8,807	11,235
Smart grid distribution products and services	—	2,382
Other	412	627
Total revenues	27,318	35,694

Cost of sales:
Catalytic regeneration	11,803	14,333
Projects	4,946	6,646
Smart grid distribution products and services	—	1,210
Other	318	344
Total cost of sales	17,067	22,533
Gross profit	10,251	13,161

Operating expenses:
Research and development expenses, net of credits	543	1,131
Impairments	2,692	1,166
Selling, general and administrative expenses	12,028	17,685
Total operating expenses	15,263	19,982
Operating loss	(5,012)	(6,821)
Finance expense, net	(86)	(239)
Gain on sale of shares in Comverge	1,403	—
Gain on investment in GridSense	—	1,327
Distributions received from EnerTech	—	135
Loss on sale of EnerTech	—	(1,821)
Loss before taxes on income	(3,695)	(7,419)
Income tax benefit (expense)	719	(671)
Loss from operations of the Company and its consolidated subsidiaries	(2,976)	(8,090)
Share in income of Paketeria	263	—
Share in losses of GridSense	(129)	—
Net loss from continuing operations	(2,842)	(8,090)
Loss from discontinued operations, net of income taxes	(3,334)	(19,494)
Gain on the deconsolidation of Coreworx	—	1,834
Net loss	(6,176)	(25,750)
Net loss attributable to non-controlling interests	420	662
Net loss attributable to Acorn Energy, Inc shareholders.	$(5,756)	$(25,088)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders – continuing operations	$(0.21)	$(0.50)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders – discontinued operations	$(0.29)	$(1.18)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders	$(0.50)	$(1.68)

Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	11,445	14,910

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Acorn Energy, Inc. Shareholders’ Equity	Non-controlling interests	Total Equity
Balances as of December 31, 2008	12,455	$124	$54,035	$1,020	$(17,587)	$(3,719)	$(425)	$33,448	$2,675	$36,123
Net loss	—	—	—	—	(5,756)	—	—	(5,756)	(420)	(6,176)
Adjustment to fair market value of Comverge shares, net	—	—	—	—	—	—	125	125	—	125
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	452	452	42	494
Comprehensive loss	—	—	—	—	—	—	—	(5,179)	(378)	(5,557)
Issuance by CoaLogix of CoaLogix shares to non-controlling interests	—	—	596	—	—	—	—	596	2,277	2,873
Stock option compensation	—	—	678	—	—	—	—	678	—	678
Stock option compensation of subsidiaries	—	—	—	—	—	—	—	—	747	747
Exercise of options and warrants	794	8	3,064	(730)	—	—	—	2,342	—	2,342
Purchase of treasury shares	—	—	—	—	—	(1,108)	—	(1,108)	—	(1,108)
Balances as of December 31, 2009	13,249	$132	$58,373	$290	$(23,343)	$(4,827)	$152	$30,777	$5,321	$36,098

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital		Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Acorn Energy, Inc. Shareholders’ Equity	Non-controlling interests	Total Equity
Balances as of December 31, 2009	13,249	$132	$58,373		$290	$(23,343)	$(4,827)	$152	$30,777	$5,321	$36,098
Net loss	—	—	—		—	(25,088)	—	—	(25,088)	(662)	(25,750)
Differences from translation of subsidiaries’ financial statements (see Deconsolidation of Coreworx below)	—	—	—		—	—	—	871	871	—	871
Comprehensive loss	—	—	—		—	—	—	—	(24,217)	(662)	(24,879)
Issuance by CoaLogix of CoaLogix shares to non-controlling interests (see Note 5)	—	—	587		—	—	—	—	587	2,423	3,010
Shares issued in March capital raise, net of transaction costs (see Note 18(b)(i))	2,232	22	11,445		—	—	—	—	11,467	—	11,467
Shares issued in the acquisition of Decision Dynamics (see Note 3(a))	1,000	10	5,630		—	—	—	—	5,640	—	5,640
Shares issued in the acquisition of GridSense (see Note 4(a)(ii))	356	4	1,863		—	—	—	—	1,867	—	1,867
Issuance of treasury shares in exercise of USSI option (see Note 4(b))	—	—	(1,791	)*	—	—	1,791	—	—	—	—
Non-controlling interests created in USSI consolidation	—	—	—		—	—	—	—	—	3,600	3,600
Adjustment of non-controlling interests in USSI following exercise of USSI options (see Note 4 (b)(i))	—	—	2,224		—	—	—	—	2,224	(2,224)	—
Shares issued in December capital raise, net of transaction costs (see Note 18(b)(ii))	1,150	11	3,545		153	—	—	—	3,709	—	3,709
Stock option compensation	—	—	690		—	—	—	—	690	—	690
Stock option compensation of subsidiaries	—	—	—		—	—	—	—	—	779	779
Deconsolidation of Coreworx	—	—	795		—	—	—	(386)	409	(795)	(386)
Other	—	—	—		—	—	—	—	—	62	62
Exercise of options and warrants	81	1	235		(16)	—	—	—	220	—	220
Balances as of December 31, 2010	18,068	$180	$83,596		$427	$(48,431)	$(3,036)	$637	$33,373	$8,504	$41,877

*	Includes approximately $438 of a gain on re-issuance

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	2009	2010
Cash flows used in operating activities:
Net loss	$(6,176)	$(25,750)
Less net loss from discontinued operations	3,334	19,494
Net loss from continuing operations	(2,842)	(6,256)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A)	(390)	(189)
Net cash used in operating activities – continuing operations	(3,232)	(6,445)

Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	(1,502)	(8,521)
Proceeds from the sale of Comverge shares	3,990	—
Proceeds from the sale of EnerTech	—	1,116
Restricted deposits	(2,079)	(1,301)
Release of restricted deposits	2,468	1,529
Investment in EnerTech	(1,000)	(900)
Investment in USSI prior to acquisition.	(200)	—
Investment in and loans to GridSense prior to acquisition.	(550)	(200)
Acquisition of licenses	—	(190)
Amounts funded for severance assets	(377)	(281)
Acquisition of USSI net of cash acquired (see Schedule C)	—	7
Deconsolidation of Coreworx		(217)
Acquisition of GridSense, net of cash acquired (see Schedule D)	—	(1,352)
Acquisition of OMI net of cash acquired (see Schedule E)	—	—
Net cash provided by (used in) investing activities – continuing operations	750	(10,310)
Cash flows provided by (used in) financing activities:
Proceeds from capital raises, net of transaction costs	—	15,176
Proceeds from employee stock option and warrant exercises	2,342	220
Purchase of additional shares in DSIT	(294)	—
Acquisition of treasury shares	(1,108)	—
Repayment of notes payable to the former shareholders of Coreworx	(3,400)	—
Issuance of shares to non-controlling interests in consolidated subsidiary	2,873	3,010
Short-term bank credit, net	(132)	962
Proceeds from borrowings of long-term debt	530	238
Repayments of long-term debt	(4)	(140)
Other	—	62
Net cash provided by financing activities – continuing operations	807	19,528

Discontinued operations:
Operating cash flows	(2,196)	(8,039)
Investing cash flows	(80)	923
Financing cash flows	(4)	370
Net cash used in discontinued operations	(2,280)	(6,746)

Effect of exchange rate changes on cash and cash equivalents	21	273
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	154

Net decrease in cash and cash equivalents	(3,934)	(3,546)
Cash and cash equivalents at beginning of year	15,142	10,902
Cash and cash equivalents at end of year	11,208	7,356
Cash and cash equivalents of discontinued operations	(306)	—
Cash and cash equivalents at held by continuing operations at end of year	$10,902	$7,356

Supplemental cash flow information:
Cash paid during the year for:
Interest	$284	$164
Income taxes, net of refunds	$(382)	$(85)

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

		2009	2010
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Depreciation and amortization	$1,398	$1,905
	Share in income of Paketeria	(263)	—
	Share in losses of GridSense	129	—
	Change in deferred taxes	(250)	23
	Impairments	2,692	1,166
	Exchange rate adjustment on restricted deposits	109	—
	Exchange rate adjustment on amounts severance assets net of exchange adjustment accrued severance	—	58
	Exchange rate adjustment on long-term debt	—	(38)
	Increase in liability for accrued severance	453	385
	Gain on sale of shares in Comverge	(1,403)	—
	Gain on investment in GridSense	—	(1,327)
	Loss on sale of EnerTech	—	1,821
	Gain on deconsolidation of Coreworx		(1,834)
	Loss on sale of property and equipment, net	6	—
	Stock and stock option compensation	1,190	1,469
	Other	4	9
	Changes in operating assets and liabilities:
	Decrease (increase) in accounts receivable	591	(5,036)
	Decrease (increase) unbilled revenue and work-in- process	(3,532)	253
	Decrease (increase) in other current assets and other assets	(350)	393
	Increase in inventory	(1,083)	(1,555)
	Increase in accounts payable, accrued payroll, payroll taxes and social benefits, other current liabilities and other non-current liabilities	(81)	2,119
		$(390)	$(189)
B.	Non-cash investing and financing activities:
	Intangibles acquired by discontinued operations in consideration for future royalties	$99
	Adjustment of additional paid-in-capital and non-controlling interests from investment in CoaLogix by non-controlling interests	$596	$587
	Adjustment of additional paid-in-capital and non-controlling interests from exercise of option by Acorn in USSI		$1,791
	Value of Acorn shares issued in the acquisition of Decision Dynamics		$5,640
	Value of Acorn shares issued in the acquisition of GridSense		$1,867
	Value of treasury shares issued in the exercise of an option to invest in USSI		$2,229
	Value of warrants issued in capital raise		$153

C.	Assets/liabilities acquired in the acquisition of USSI:
	Other current assets		$(55)
	Property and equipment		(56)
	Intangibles		(2,565)
	Goodwill		(1,402)
	Current liabilities		285
	Prior year investment in USSI		200
	Non-controlling interests		3,600
			$7

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

D.	Assets/liabilities acquired in the acquisition of GridSense:
	Inventory	$(833)
	Other current assets	(482)
	Property and equipment	(71)
	Other assets	(370)
	Intangibles	(2,314)
	Goodwill	(3,655)
	Current liabilities	2,003
	Short term and long-term debt	113
	Gain on step-up of investment	1,327
	Consideration paid – see Note 4(b) for detail	4,406
	Less cash included in consideration paid	(1,476)
		$(1,352)
E.	Assets/liabilities acquired in the acquisition of OMI:
	Other current assets	(39)
	Property and equipment	(41)
	Intangibles	(322)
	Current liabilities	402
		$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1— NATURE OF OPERATIONS

(a)	Description of Business

Acorn Energy, Inc. (“Acorn” or the “Company”) is a Delaware corporation which is a holding company focused on technology driven solutions for energy infrastructure management.

Through its majority-owned operating subsidiaries the Company provides the following products and services:

•
Air pollution control services using catalyst regeneration technologies and management services for selective catalytic reduction (“SCR”) systems which are provided through the Company’s CoaLogix Inc. (“CoaLogix”) subsidiary.

•
Sonar and acoustic related solutions for energy, defense and commercial markets and other real-time embedded hardware & software development is reported in the Company’s Energy & Security Sonar Solutions (formerly known as Naval and RT Solutions) segment whose activities are conducted through its DSIT Solutions Ltd. (“DSIT”) subsidiary.

•
Smart grid distribution automation products and services provided through the Company’s GridSense Pty Ltd. and GridSense Inc. subsidiaries (“GridSense”) which were acquired in May 2010 (see Note 4(a)).

•	Energy and security sensor systems services which is provided by the Company’s U.S. Sensors Inc. (“USSI”) subsidiary which was effectively acquired in February 2010 (see Note 4(b)).

The Company’s operations are based in the United States, Israel and Australia.  Acorn’s shares are traded on the NASDAQ Global Market under the symbol ACFN.

See Note 22 for segment information and major customers.

(b)	Accounting Principles

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to percentages of completion with respect to revenue recognition, uncertainties with respect to income taxes, inventories, contingencies, purchase price allocations and analyses of the possible impairment of goodwill.

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

Functional Currency and Foreign Currency Transactions

The currency of the primary economic environment in which the operations of Acorn and its U.S. subsidiaries are conducted is the United States dollar (“dollar”).  Accordingly, the Company and all of its U.S. subsidiaries use the dollar as their functional currency.  The financial statements of the Company’s Israeli subsidiary whose functional currency is the New Israeli Shekel (“NIS”), the Company’s Australian subsidiary whose functional currency is the Australian dollar (“AU”) and the Company’s former Canadian subsidiary whose functional currency was the Canadian dollar (“C$”) have been translated in accordance with applicable accounting principles. Assets and liabilities are translated at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Differences resulting from translation are presented in equity as Accumulated Other Comprehensive Loss.  Gains and losses on foreign currency transactions and exchange gains and losses denominated in non-functional currencies are reflected in finance income (expense), net, in the Consolidated Statements of Operations when they arise.

Cash Equivalents

The Company considers all highly liquid investments, which include money market funds and short-term bank deposits (up to three months from date of deposit or with maturity of three months from date of purchase) that are not restricted as to withdrawal or use, to be cash equivalents.

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

No allowance was charged to expense related to trade accounts receivable in the years ended December 31, 2009 or 2010.

Inventory

CoaLogix - Raw materials inventory is generally comprised of chemicals used in the regeneration or rejuvenation of SCR modules. Work-in-process inventory is comprised of SCR modules to which minimal additional work is required in order for them to become available for sale. Inventories are stated at the lower of cost or market using the first-in, first-out method.

GridSense - Inventories are comprised of components and finished goods, which are measured at the lower of cost and net realizable value. Costs are determined at cost of acquisition on a weighted average basis and include all production and shipping costs.

USSI - Raw materials inventory is generally comprised of: specialized fiber, cables, optical components and electrical components. Work-in-process inventory is primarily comprised of systems that have commenced with assembly as well as capitalized labor time associated with the development of the system.  Finished Goods inventory consists of fully assembled systems ready for final shipment to the customer.  Inventories are stated at the lower of cost or market using the first-in, first-out method.

All inventories are periodically reviewed for impairment due for slow-moving and obsolete inventory. No impairment was recorded in 2010 or 2009.

Investments in Companies Accounted for Using the Equity or Cost Method

Investments in other non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee.  When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for.  The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended.  Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

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

The Company’s investment in GridSense was accounted for by the equity method until the Company completed its acquisition of GridSense in May 2010 (see Note 4(a)). The Company’s investment in Paketeria AG was accounted for by the equity method until its disposition (see Note 7(b)).  The Company’s investment in USSI was accounted for by the cost method until the Company increased its investment and began consolidating USSI’s results in February 2010 (see Note 4(b)). The Company’s investment in EnerTech Capital III L.P. ("EnerTech") (see Note 7(a)) was accounted for by the cost method until its disposition.

Non-Controlling Interests

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a statement which established accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings. Prior to adoption of the statement on January 1, 2009, the Company had stopped attributing losses to its DSIT subsidiary because the losses exceeded the carrying amount of the noncontrolling interest. Upon adoption of the statement, the Company prospectively attributed income and losses to the noncontrolling interests associated with DSIT. The presentation and disclosure requirements of the statement were applied retrospectively.

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

The Company assesses annually whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year.  The Company performs its annual impairment test in the fourth quarter of each year.  The Company has identified its operating segments as its reporting units for purposes of the impairment test.  The Company’s existing goodwill and intangible assets are associated with its CoaLogix, Energy & Security Sonar Solutions, GridSense and USSI segments.  The Company then determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit.  Calculating the fair value of the reporting units requires significant estimates and assumptions by management.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, there is an indication that the reporting unit goodwill may be impaired and a second step of the impairment test is performed to determine the amount of the impairment to be recognized, if any.

Other intangible assets that have finite useful lives (e.g. purchased technology), are recorded at fair value at the time of the acquisition, and are carried at such value less accumulated amortization.  The Company amortizes these intangible assets on a straight-line basis over their estimated useful lives. The Company's intangibles and their estimated useful lives are as follows:

Estimated Useful Life (in years)
Regeneration, rejuvenation and on-site cleaning technologies associated with CoaLogix	10
CoaLogix licenses	10
Naval technologies	7
GridSense technologies	5-12
Customer relationships associated with GridSense	10
GridSense trade name	15
GridSense non-compete agreements	3
USSI sensor technologies	20

Impairment of Long-Lived Assets

Long-lived assets including certain intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No such events occurred in either of the years ending December 31, 2009 or 2010.

Treasury Stock

Shares of common stock repurchased are recorded at cost as treasury stock. When shares are reissued, the cost method is used for determining cost. In accordance with GAAP, the excess of the acquisition cost over the reissuance price of the treasury stock, if any, is charged to additional paid-in capital, limited to the amount previously credited to additional paid-in capital, if any. Any excess is charged to accumulated deficit.

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

Revenues from fixed-price contracts which require significant production, modification and/or customization to customer specifications are recognized using the percentage-of-completion method. Percentage-of-completion estimates are in man-months of labor and are reviewed periodically, and any adjustments required are reflected in the period when such estimates are revised.  Losses on contracts, if any, are recognized in the period in which the loss is determined.

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

Revenues related to SCR catalyst regeneration and cleaning services are recognized when the service is completed for each catalyst module.  Customer acceptance is not required for regeneration and cleaning services in that CoaLogix’s contracts currently provide that services are completed upon successful testing results in compliance with contract requirements.

From time to time, CoaLogix purchases spent catalyst modules for its inventory.  In the event that a customer purchases spent catalyst modules and enters a service contract for regeneration with CoaLogix, revenues are recognized upon successful testing results in compliance with contract requirements.

Costs associated with performing SCR catalyst regeneration and cleaning services are expensed in relation to revenue recognition, which is based on the extent of performance achieved. Revenue and costs are deferred when billing milestones precede the scheduled receipt of testing by independent third parties that confirm compliance with contract requirements. CoaLogix records these deferred costs in Other Current Assets (see Note 10). In the situation where revenue is deferred due to collectability uncertainties, CoaLogix does not defer costs due to the uncertainties related to payment for such services. There were no uncertainties of collectability as of December 31, 2010 and 2009.

Equipment and customer support services revenue is recognized upon delivery of the systems when persuasive evidence of an arrangement exists that includes obtaining a written agreement in the form of a sales order with the customer, collection is probable, and the fee is fixed and determinable.

Revenue from sales of monitoring equipment is recognized at the time title to the equipment and significant risks of ownership pass to the customer, which is generally upon shipment when all significant contractual obligations have been satisfied and collection is reasonably assured.

Revenue from customer support services on monitoring equipment includes sales of parts and servicing of equipment. Sales of parts revenue is recognized when the parts are shipped to the customer or when the part is installed in the customer's equipment. Servicing of equipment revenue is recognized as the related service work is performed.

Revenue from sales of sensor products is recognized at the time title to the products and significant risks of ownership pass to the customer, which is generally upon shipment and installation, when all significant contractual obligations have been satisfied and collection is reasonably assured.

Unbilled Revenue and Work-in-Process

Revenues may be earned for those services in advance of amounts billable to the customer and are recognized when the service is performed.  Revenues recognized in excess of amounts billed for projects in process are recorded as unbilled work-in-process.  Such amounts are generally billed upon the completion of a project milestone.

Warranty Provision

Warranties provided for the Company’s catalytic regeneration services vary by contract, but typically provide limited performance guarantees.  The Company’s DSIT subsidiary generally grants its customers one to two year warranty on its projects.  The Company’s GridSense subsidiary generally grants its customers a one year warranty on its products. The Company’s USSI subsidiary generally grants its customers a limited one year warranty on its products.

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

The following table summarizes the changes in accrued warranty liability from December 31, 2008 to the year ended December 31, 2010:

Balance at December 31, 2008	$256
Warranties issued	50
Adjustment of warranty provision	(22)
Warranty claims	—
Balance at December 31, 2009	284
Warranties issued	238
Adjustment of warranty provision	(110)
Warranty claims	—
Balance at December 31, 2010	$412 *

* The balance at December 31, 2010 is included in other current liabilities ($191) and other long-term liabilities ($221). At December 31, 2009, the balance is included in other current liabilities ($22) and other long-term liabilities ($262).

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, restricted deposits and accounts receivable.  The Company’s cash, cash equivalents and restricted cash deposits were deposited with U.S., Israeli and Australian banks and other financial institutions and amounted to $9,366 at December 31, 2010.  The Company uses major banks and brokerage firms to invest its excess cash, primarily in money market funds.  The Company does not believe there is significant risk of non-performance by the counterparties.  Related credit risk would result from a default by the financial institutions or issuers of investments to the extent of the recorded carrying value of these assets.  Approximately 43% of the accounts receivable at December 31, 2010, were due from three customers, all of whom pay their receivables over usual credit periods (as to revenues from significant customers – see Note 22(d)).  Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Research and Development Expenses

Research and development expenses consist primarily of labor and related expenses and are charged to operations as incurred.  Participation by third parties in the Company’s research and development costs as well as credits arising from qualifying research and experimental development expenditures are netted against research and development.

In connection with business combinations, amounts assigned to tangible and intangible assets to be used in a particular research and development project that have not reached technological feasibility and have no alternative future use are charged to acquired in-process research and development at the acquisition date.

Advertising Expenses

Advertising expenses are charged to operations as incurred.  Advertising expense was $66 for each the years ended December 31, 2009 and 2010.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, we recognize expense over the requisite service period on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards employees in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model.

See Note 18(c) for the assumptions used to calculate the fair value of stock-based employee compensation.  Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the year, excluding treasury stock.  Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants.  The dilutive effects of stock options and warrants are excluded from the computation of diluted net loss per share if doing so would be antidilutive.  The weighted average number of options and warrants that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, was approximately 1,669,000 and 2,095,000 for the years ending December 31, 2009 and 2010, respectively.

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

Accumulated Comprehensive Income

The Company’s accumulated comprehensive income is comprised of $152 and $637 of differences from translation of subsidiaries’ financial statements as of December 31, 2009 and 2010, respectively. Included in aforementioned balances is $42 and none with respect to non-controlling interests as of December 31, 2009 and 2010, respectively.

Recently Issued Accounting Principles Not Yet Adopted by the Company

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2010, that are of material significance, or have potential material significance, to the Company.

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (amendments to FASB ASC Topic 350, Intangibles—Goodwill and Other). The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity's ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The Company is currently evaluating the effect that this ASU will have on its consolidated financial position, results of operations and cash flows.

In April 2010, FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of this ASU to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB ratified a consensus of the Emerging Issues Task Force related to the milestone method of revenue recognition. The consensus will codify a method of revenue recognition that has been common practice. Under this method, contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position, results of operations and cash flows.

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

NOTE 3—COREWORX

(a)  Acquisition of Decision Dynamics Technology Ltd.

On April 30, 2010, the Company's former subsidiary (see Note 3(b)), Coreworx, completed the acquisition of all of the issued and outstanding common shares of Decision Dynamics Technology Ltd., a Canadian corporation (“Decision Dynamics”), in consideration for issuance of 1,000,000 shares of the Company's common stock to the stockholders of Decision Dynamics.  Decision Dynamics is a provider of capital project controls and cost management software for normal operations and capital projects in the energy industry and, until completion of the acquisition by Coreworx, had been a TSX Venture Exchange-traded company.

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

The transaction was accounted for as a purchase business combination. Decision Dynamics’ results from operations for the period from acquisition (April 30, 2010) were included in the Company’s consolidated statement of operations (see Note 3(b) – Deconsolidation of Coreworx).

The purchase price of $5,640 represents the market value of the 1,000,000 shares of Acorn common stock issued to the former stockholders of Decision Dynamics (based on the closing price of Acorn shares on the date of the transaction in accordance with generally accepted accounting principles).

The assets and liabilities of Decision Dynamics were required to be adjusted to their fair values.  The fair value of Decision Dynamics is allocated to identifiable tangible and intangible assets and liabilities assumed based on their fair values as of the date of the completion of the transaction. Based upon a third-party valuation of intangible assets as of that date, the Company allocated the $5,640 purchase price to assets and liabilities as follows:

Cash	$1,021
Other current assets	1,149
Property and equipment	339
Intangible assets	1,248
Goodwill	2,476
Total assets acquired	6,233

Current liabilities	(593)
Fair value acquired	$5,640

Intangible assets with estimated useful lives are amortized over that period. The acquired intangible assets with useful lives include approximately $367 for the estimated market value of Decision Dynamics’ customer contracts and relationships (estimated useful life of eight years) and approximately $881 for the estimated market value of Decision Dynamics’ software (estimated useful life of 12 years). The goodwill of $2,476 was not amortized for financial statement purposes in accordance with generally accepted accounting principles.

(b)  Deconsolidation of Coreworx

On November 9, 2010, following a decision by the Company’s board of directors to cease providing funding for Coreworx, the Company entered into a letter of intent with Coreworx (the “Letter of Intent”) for the Company to sell all of its common stock in Coreworx to a management buyout group consisting of Coreworx’ management and certain employees and other investors.  On December 17, 2010, the Company and Coreworx entered into agreements (the “MBO Transaction”) to effectuate the terms of the Letter of Intent and close on the transactions described therein, which agreements included a Share Exchange Agreement, Debt Conversion Agreement, Amended and Restated Loan Agreement and other ancillary agreements and documents (collectively the “Transaction Documents”).  The Company has not attributed any value to the any of the instruments noted below. Under the terms of the Transaction Documents:

ix.
Coreworx’ remaining indebtedness owed to the Company of approximately $5,436 was reduced by $1,436 to $4,000 with the Company exchanging all of its shares of common stock of Coreworx for 10% (or 3,625,209 shares) of the newly issued and outstanding shares of common stock of Coreworx with such shares received by the Company being non-voting shares (“New Coreworx Shares”);

x.
The Company received a warrant to acquire 3,625,209 shares of common stock of Coreworx for C$0.10 (US$ 0.10) per share for 5 years from the closing date, Dec. 17, 2010.  The  warrant represent 10% of Coreworx current common stock outstanding.

xi.	The debt of $4,000 owed by Coreworx to the Company (the “Coreworx Debt”) is non-interest bearing, and the first payment is due January 31, 2012.

xii.
The Coreworx Debt shall be repaid in an amount equal to 4% of Coreworx’ gross revenues commencing at the date of closing, and payments for the period commencing on the closing date through December 31, 2011 are to be paid in 12 equal monthly installments starting on January 31, 2012 and on the last day of each of the following 11 months.

xiii.
The payments of the Coreworx Debt for revenue periods subsequent to Coreworx’ 2011 fiscal year will be payable on a quarterly basis within 45 days following the end of Coreworx’ fiscal quarter-end periods.

xiv.	Following repayment of the Coreworx Debt, Coreworx is to pay the Company a royalty fee (the “Royalty”) equal to 4% of Coreworx’ gross revenues up to a maximum amount of $20,000.

xv.	The Royalty shall be paid on a quarterly basis within 45 days following the end of Coreworx’ fiscal quarter-end periods.

xvi.	Coreworx shall pay the Company a restructuring fee of $40 on or before July 1, 2011.

Repayment of the Coreworx Debt is secured by a security interest in Coreworx’ intellectual property on a pari passu basis with the other holders of Coreworx’ common stock following closing which necessitated the Company releasing at closing its prior security interest in Coreworx’ other personal property and intangibles.

In connection with the sale of the Company’s shares of common stock of Coreworx, the Company recorded a gain of $1,834 as a result of the deconsolidation of Coreworx.

The gain on the deconsolidation of Coreworx is comprised of the following:

•	A gain of $5,929 on the deconsolidation of Coreworx of assets and liabilities.
•	A full provision on the Coreworx Debt of $4,000 due the Company from Coreworx following the MBO Transaction as there is significant doubt as to Coreworx' ability to repay the debt.
•	An estimated $95 of legal fees.

In addition, Coreworx losses of $3,334 and $19,494 for the year ended December 31, 2009 and for the period from January 1, 2010 to December 17, 2010, respectively, are reflected as Loss from Discontinued Operations in the Company’s Consolidated Statements of Income. The Company’s Loss from Discontinued Operations in 2010 includes an impairment of the Company’s goodwill and other intangible assets related to Coreworx of $9,474 representing the book value of the goodwill ($4,970) and other intangible assets ($4,504) related to Coreworx (see Note 12). The impairments were recorded as at October 31, 2010 following the Company’s decision to stop funding Coreworx and included in Loss from Discontinued Operations in the Company’s Consolidated Statements of Income.

Net assets related to the discontinued operations of Coreworx are as follows:

December 31, 2009

Cash and cash equivalents	$306
Accounts receivable, net	140
Other current assets	519
Total current assets of discontinued operations	965

Property and equipment, net	151
Intangible assets, net	3,468
Goodwill	2,431
Other assets	23
Total non-current assets of discontinued operations	6,073
Total assets of discontinued operations	$7,038

Accounts payable	$415
Accrued payroll, payroll taxes and social benefits	95
Other current liabilities	1,166
Total current liabilities of discontinued operations	1,676

Other liabilities	95
Total non-current liabilities of discontinued operations	95
Total liabilities of discontinued operations	$1,771

Net assets of discontinued operations	$5,267

Summarized financial information for Coreworx’ operations for the year ended December 31, 2009 and for the period January 1, 2010 to December 17, 2010 are below:

	Year ended December 31, 2009	Period from January 1– December 17, 2010

Revenues	$3,999	$3,200
Cost of sales	698	741
Gross profit	3,301	2,459
Research and development expenses, net of credits of $1,016 in 2009	26	2,440
Impairments	—	9,474
Selling, general and administrative expenses	6,489	10,036
Operating loss	(3,214)	(19,491)
Finance expense, net	145	3
Loss before taxes on income	(3,359)	(19,494)
Income tax benefit	25	—
Net loss	$(3,334)	$(19,494)

The Company has not attributed any value to the 10% holdings retained by the Company following the sale of its stake in Coreworx on December 17, 2010, the warrants to acquire an additional 10% of Coreworx, the $4,000 of Coreworx Debt or the $40 restructuring fee due from Coreworx on July 1, 2011.

NOTE 4—ACQUISITIONS

(a)	GridSense

(i)           Privatization of GridSense

On June 15, 2009, GridSense Systems Inc. (“GSI”) effectively completed a plan which was approved by a majority of GSI's shareholders in February 2009, whereby GSI transferred its grid monitoring business to a newly formed private Australian corporation known as GridSense Pty Ltd. (“GPL”). Concurrently, certain GSI shareholders (including Acorn) transferred their shares to a third party and received shares in GPL. Under the plan, GPL assumed all the debt of GSI including its debt to Acorn. As a result, the Company’s percentage ownership in the grid monitoring business increased from approximately 23% (in GSI) to approximately 30% of the newly formed Australian corporation (GPL).  The Company recorded no gain or loss on the privatization transaction. The carrying value of the Company’s investment in GPL was zero as was the carrying value of the Company’s investment in GSI prior to the going private transaction.

(ii)           Acquisition of the Balance of GPL

On November 4, 2009, the Company entered into a binding Letter of Intent with GPL and the principal shareholders of GPL.  The final Share Sale Agreement was entered into by and among the Company, GPL (“GridSense”), the GridSense stockholders and certain note holders of GridSense on May 12, 2010. Under the terms of the Share Sale Agreement, the Company acquired the outstanding GridSense shares that were not owned by it (approximately 70%).

The total purchase price for the acquisition of the balance GPL of $4,406 is comprised of the following: (1) the market value of the 206,995 shares of Acorn common stock issued to the former stockholders of GridSense ($1,085 - based on the market price of Acorn shares on the date of the transaction in accordance with generally accepted accounting principles); (2) the $882 of cash paid and the market value of the 149,201 shares of Acorn common stock issued ($782) for the purchase of the promissory notes; (3) $594 of cash that was provided to GridSense at closing to pay a stockholder loan; (4) an earn-out based on sales over a certain period which is estimated to be $287 and is recorded as a liability in Other current liabilities (see below); and (5) $750 of loans provided to GridSense in 2009 ($550) and in 2010 ($200) in contemplation of the acquisition and accrued interest ($26) on those loans.

Under the Share Sale Agreement, the Company agreed to pay an earn-out to the stockholders of GridSense as part of the consideration for their shares.  To the extent that GridSense’s sales for the period April 1, 2010 through March 31, 2011 exceed $4,384, the Company will pay the GridSense stockholders an amount equal to 50% of that excess, up to $2,435, multiplied by 69.86% (representing their ownership interest in GridSense) for a maximum earn-out payment of $1,701.  The Company has the option of paying any earn-out in cash and/or shares of its common stock and has estimated this amount to be $287, which is included in the purchase price above. In the period since the Company’s acquisition, the Company has estimated that no earn-out will be paid and the earn-out, accordingly, has been reduced to zero, with the credit being recorded to selling, general and administrative expense.

In connection with the acquisition of GridSense, the Company recorded a gain of $1,327 on the step-up of the Company’s previous carrying value of its investment in GridSense to fair value in accordance with generally accepted accounting principles for step acquisitions.

The transaction is accounted for as a purchase business combination. GridSense’s results from operations for the period from acquisition (May 12, 2010) to December 31, 2010 have been included in the Company’s consolidated statement of operations.

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
$5,733

Intangible assets with estimated useful lives are amortized over that period. The acquired intangible assets with useful lives include approximately $1,793 for the estimated market value of GridSense technologies, (weighted average estimated useful life of 11 years), $253 for the estimated market values of acquired customer relationships (estimated useful life of 10 years), $187 for the estimated market value of the GridSense trade name (estimated useful life of 15 years) and $81 for the estimated market value on non-compete agreements (estimated useful life of three years). The goodwill will not be amortized for financial statement purposes in accordance with generally accepted accounting principles. The intangible assets and the goodwill acquired were assigned to the Company’s new GridSense segment. See Note 12(a) with respect to the impairment of goodwill associated to GridSense recorded by the Company in 2010.

(iii)           Acquisition of OMI by GridSense

On May 20, 2010, GridSense acquired the assets of On-Line Monitoring Inc. (“OMI”), a manufacturer of on-line substation monitoring equipment based in Exton, PA.

Under the terms of the Asset Purchase Agreement, GridSense acquired all the assets (including receivables, inventory, equipment and intellectual property) and assumed certain liabilities of OMI as defined. The net liabilities assumed by GridSense in the transaction were $352. In addition, GridSense agreed to pay to the seller of OMI an incremental sales payment equal to the dollar amount of orders received for OMI products for the period from July 1, 2010 to June 30, 2011 which is in excess of $450. In accordance with the Asset Purchase Agreement, the incremental sales payment can be no more than $200 and is payable in either cash or shares of the Company’s common stock at the discretion of GridSense. The Company estimates the incremental sales payment to be $50, and accordingly, the purchase price of OMI is $402. In the period since GridSense’s acquisition OMI, it has estimated that no current adjustment is required to the incremental sales payment.

The transaction is accounted for as a purchase business combination. In accordance with generally accepted accounting principles, the purchase price of $402 of OMI is allocated to identifiable tangible and intangible assets and liabilities assumed based on their fair values as of the date of the completion of the transaction. The Company has allocated the fair value as follows:

Accounts receivable	$16
Inventory	23
Equipment	41
Intangible assets	322
Total assets acquired	402

Current liabilities	(352)
Estimated earn-out payment	(50)
Total liabilities acquired	$(402)

The acquired intangible assets with estimated useful lives is comprised of approximately $222 for the estimated fair market value of OMI’s intellectual property (estimated useful life of five years) and $100 for non-compete agreements to certain employees (estimated useful life of three years). The intangible assets acquired were assigned to the Company’s new GridSense segment.

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

The Company accounted for its initial investment in USSI under the cost method in accordance with applicable accounting principles.

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

•	The Company had the right to acquire 63,646 of these shares in consideration for payment of $200 on or before May 31, 2010. (This option was exercised on May 23, 2010)
•
The Company has the right to acquire an additional 95,469 shares on or before August 27, 2010 in consideration for payment of $300 (This option was exercised in part ($40) on June 14, 2010 and the balance ($260) on August 23, 2010).

On August 23, 2010, the Company acquired 516,378 shares of USSI common stock held by stockholders in consideration for payment to them of $2,229.  The purchase price for these shares was made in the Company’s common stock which was priced on the basis of the average of the daily volume weighted average of the Company’s common stock for the 20 trading days ending on the day that is five days prior to August 23, 2010 (the exercise date).  The Company used its treasury stock as consideration for these shares. The shares of the Company’s common stock issued to the USSI stockholders in consideration for their shares are restricted securities under Securities Act of 1933 and are subject to a lock-up by certificate legend.  The shares will be released from the lock-up over a one year period, with 25% being released each three months. Following these option exercises, the Company owned common stock of USSI representing approximately 57.6% of USSI’s capitalization.

Under the Option Agreements, the Company had the right to acquire 1,693,391 additional shares of USSI’s common stock from USSI on or before November 30, 2010 in consideration for payment of $1,500. On November 4, 2010, the Option Agreements were amended such that the Company may exercise options on a monthly basis (November 30, 2010, December 30, 2010, January 31, 2011, February 28, 2011, March 30, 2011 and May 1, 2011) with a payment of $250 per exercise (the “Monthly Options”). The options can only be exercised sequentially, and if the Company does not exercise a particular option, all subsequent options expire. Following the exercise of these options (should the Company exercise all of them) the Company would own approximately 80.6% of USSI’s capitalization.

 If the Company exercises all of the Monthly Options, it would have the right to acquire 1,693,391 additional shares of common stock from USSI on or before May 30, 2011 in consideration for payment of $1,500. If the Company purchases all of the USSI common stock it is entitled to purchase under the Option Agreements, the Company would hold USSI shares representing approximately 87.4% of USSI’s capitalization (approximately 84.0% fully diluted).

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

Through December 31, 2010, the Company exercised the first two of the Monthly Options and the Company owns 1,155,160 shares of USSI’s common stock representing approximately 65.6% of USSI’s capitalization. (See Note 25 – Subsequent Events.) Accordingly, the Company recorded an adjustment of $2,224 to the non-controlling interests balance initially recorded with respect to the Company’s investment in USSI to reflect the updated balance of the non-controlling interests share in USSI to $1,376. The non-controlling interest’s share of USSI’s loss in the year ended December 31, 2010 was $776.

(ii) USSI as a Consolidated Variable Interest Entity

As a result of the above-mentioned investments and option agreements, USSI was deemed a variable interest entity by virtue of the Company's initial $500 investment and the call options that gave the Company control of USSI within a short period of time and were considered "in-the-money".  USSI was dependent upon the Company exercising its options under the Option Agreements for it cash requirements.   The Company considered several factors to determine whether it or another stockholder is the primary beneficiary of the activities of USSI, including the existence of the Company's options in USSI and the likelihood of the Company's exercising those options as well as the level of control and influence the Company has in USSI and USSI's dependence on the Company's exercising its options in order to finance its operations.  Based on those factors, the Company determined that it is most closely associated with USSI and is therefore the primary beneficiary.  Accordingly, the financial results of USSI are included in the Company’s consolidated financial statements effective February 23, 2010 and all amounts pertaining to other stockholders’ interests in USSI are reported as non-controlling interests in subsidiaries. USSI is presented as the Company’s new USSI segment.

The transaction is accounted for as a purchase business combination. USSI’s results from operations for the period from acquisition (February 23, 2010) have been included in the Company’s consolidated statement of operations.

In accordance with generally accepted accounting principles, the $4,100 of initial fair value of USSI is allocated to USSI’s identifiable tangible and intangible assets and liabilities assumed based on their fair values as of the date of the completion of the transaction. The Company has received third-party valuation of intangible assets as of that date, for the purposes of allocating the fair value to assets and liabilities and has allocated the purchase price as follows:

Cash	$307
Other current assets	37
Property and equipment	56
Other assets	18
Intangible assets	2,565
Goodwill	1,402
Total assets acquired	4,385

Current liabilities	(285)
Fair value acquired	$4,100

The third-party valuation of intangible assets with estimated useful lives are amortized over that period. The acquired intangible assets with useful lives are comprised of approximately $2,565 for the estimated fair market value of USSI's sensor technologies (estimated useful life of 20 years). Neither the goodwill nor the intangibles resulting from the acquisition are deductible for income tax purposes. The goodwill will not be amortized for financial statement purposes in accordance with applicable accounting principles. The intangible assets and the goodwill acquired were assigned to the Company’s new USSI segment. Pro forma information with respect to GridSense, OMI and USSI are not required as they are not material.

NOTE 5—COALOGIX

On April 8, 2009, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with CoaLogix, EnerTech and certain members of CoaLogix’s senior management pursuant to which each of the Company and EnerTech agreed to purchase from CoaLogix 781,111 shares of common stock for a purchase price of $5,624 each, and certain members of CoaLogix’s senior management agreed to purchase 36,111 shares of common stock of CoaLogix for an aggregate purchase price of $259 for a total of $11,507.  The Purchase Agreement provides that the Company, EnerTech and senior management will purchase such shares of common stock in stages as funding is needed by CoaLogix for plant expansion, technology development, legal expenses and computer software.  Prior to the investments by EnerTech and certain members of CoaLogix’s senior management, the Company owned 85% of CoaLogix. Following completion of all the stages of the stock purchase under the Purchase Agreement, the Company would own approximately 72.3% of CoaLogix.

In 2009, CoaLogix issued capital calls of $5,620 of which the Company’s share was $2,747. Such capital calls were funded by the Company ($2,747), EnerTech ($2,747) and CoaLogix’ senior management ($126). At December 31, 2009, the Company’s interest in CoaLogix was diluted to approximately 77.4% as a result of these capital calls. In accordance with applicable accounting principles, the Company recorded an increase of $596 in additional paid-in-capital as a result of the $2,873 investment by non-controlling interests.

In 2010, CoaLogix issued capital calls of $5,887 of which the Company's share was $2,877. Such capital calls were funded by the Company ($2,877), EnerTech ($2,877) and CoaLogix’ senior management ($133). At December 31, 2010, the Company’s interest in CoaLogix was diluted to approximately 72.3% as a result of these capital calls. In accordance with applicable accounting principles, the Company recorded an increase of $587 in additional paid-in-capital as a result of the $3,010 investment by non-controlling interests in 2010.

Concurrent with the Purchase Agreement, CoaLogix granted additional options to purchase shares of common stock to its senior management (see Note 18(h)).

The non-controlling interests’ share of CoaLogix’s net loss in the years ending December 31, 2009 and 2010 was $626 and $67, respectively.

 NOTE 6—INVESTMENT IN COMVERGE

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

NOTE 7—OTHER INVESTMENTS

(a)	EnerTech Capital Partners

In August 2007, the Company committed to invest up to $5,000 over a ten-year period in EnerTech, a proposed $250 million venture capital fund targeting early and expansion stage energy and clean energy technology companies that can enhance the profits of the producers and consumers of energy.  Through November 2010, the Company funded $3,050 of its $5,000 investment commitment in EnerTech and owned approximately 5.7% of EnerTech. The Company accounted for its investment in EnerTech under the cost method in accordance with applicable accounting principles. In December 2010, the Company sold its investment in EnerTech and received proceeds of $1,116. Accordingly, the Company recorded a loss of $1,821 on the sale. As a result of the sale, the Company no longer has any commitment to fund capital calls in EnerTech.

The following table summarizes the Company's investment in EnerTech.

Gross Carrying Amount
Balance at December 31, 2008	$1,117
Capital calls during the year ended December 31, 2009	1,000
Impairments recorded during the year ended December 31, 2009	(80)
Balance at December 31, 2009	2,037
Capital calls during the year ended December 31, 2010	900
Proceeds from sale	(1,116)
Loss on sale	(1,821)
Balance at December 31, 2010	$—

During 2010, the Company received a distribution from EnerTech of $135 which is reflected in the Consolidated Statements of Operations as distributions received from EnerTech.

(b)	Paketeria

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

NOTE 8—NON-CONTROLLING INTERESTS

The composition of the net loss attributable to non-controlling interests (“NCI”) is as follows:

	Year ended December 31,
	2009	2010
Net loss attributable to NCI in CoaLogix	$626	$67
Net (income) attributable to NCI in DSIT	(206)	(181)
Net loss attributable to NCI in USSI	—	776
Net loss attributable to NCI	$420	$662

NOTE 9—INVENTORY

	As of December 31,
	2009	2010
Raw materials	$550	$1,249
Work-in-process	1,298	2,476
Finished goods	—	589
	$1,848	$4,314

The Company had no reserves on its inventory at either December 31, 2009 or 2010.

NOTE 10—OTHER CURRENT ASSETS

	As of December 31,
	2009	2010
Prepaid expenses and deposits	$376	$230
Deferred costs	778	1,048
Taxes receivable	478	—
Employees	127	65
Derivative assets	—	93
Other	39	52
	$1,798	$1,488

NOTE 11—PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	Estimated Useful Life (in years)	As of December 31,
		2009	2010
Cost:
Computer hardware and software	2 – 5	$791	$965
Equipment	4-10	3,087	10,942
Vehicles	3	22	40
Leasehold improvements	Term of lease	729	1,355
		4,629	13,302
Accumulated depreciation and amortization
Computer hardware and software		394	552
Equipment		729	1,307
Vehicles		3	13
Leasehold improvements		297	487
		1,423	2,359
Property and equipment, net		$3,206	$10,943

Depreciation and amortization in respect of property and equipment amounted to $569 and $966 for 2009 and 2010, respectively.

NOTE 12—GOODWILL AND INTANGIBLE ASSETS

(a) Goodwill

The changes in the carrying amounts of goodwill by segment from December 31, 2008 to December 31, 2010 were as follows:

	CoaLogix segment	Energy & Security Sonar Solutions segment	GridSense segment	USSI segment	Total
Balance as of December 31, 2008	$3,714	$530	$—	$—	$4,244
Translation adjustment	—	4	—	—	4
Balance as of December 31, 2009	3,714	534	—	—	$4,248
Goodwill recorded in the acquisition of GridSense (see Note 4(a)(ii))	—	—	3,655	—	3,655
Goodwill recorded in the acquisition of USSI (see Note 4(b)(ii))	—	—	—	1,402	1,402
Translation adjustment	—	34	220	—	254
Goodwill impairment	—	—	(1,166)		(1,166)
Balance as of December 31, 2010	$3,714	$568	$2,709	$1,402	$8,393

As required, the Company performs an annual impairment test of recorded goodwill (during the fourth quarter of each year), or more frequently if impairment indicators or triggering events are present.  The fair value of the goodwill of each segment was determined by using a discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate.

In 2009, the Company had no triggering events during the year and no impairments were found to the Company’s goodwill in the annual impairment tests.

In April, 2010, the Company recorded goodwill of $2,476 associated with Coreworx’ acquisition of Decision Dynamics (see Note 3(a)). In October 2010, The Company recorded an impairment of the Company’s goodwill ($4,970) related to Coreworx (see Note 3(b)). The impairment was recorded at October 31, 2010 following the Company’s decision to stop funding Coreworx which was deemed to be a triggering event. The impairment associated with Coreworx is comprised of the $2,476 of goodwill associated with Decision Dynamics, $2,431 of goodwill associated with Coreworx and $63 of cumulative translation adjustments. The impairment of $4,970 is included in Loss from Discontinued Operations in the Company’s Consolidated Statements of Income. In addition, as a result of the annual impairment test of the goodwill recorded with respect to the Company’s GridSense reporting unit, the Company recorded a goodwill impairment charge of $1,166. The impairment test was based upon expected discounted cash flows from the Company’s GridSense reporting unit.

 (b) Intangibles

(i)           License Technology

In 2010, CoaLogix signed an agreement to acquire a license to use certain technology developed by a third-party for $82. CoaLogix is amortizing the license over its estimated useful life of 115 months. Under the license agreement, CoaLogix is required to pay the greater of (1) royalties to the third-party of 2% of certain sales defined in the agreement or (2) minimum annual royalties of $5, $5, $10, $20, $30 $40 and $50 for the periods ending December 31, 2010 through 2016 and thereafter. The license agreement may be terminated by CoaLogix at any time with 60 days written notice. Also in 2010, CoaLogix acquired a license to use certain technology developed by a third-party for $108. CoaLogix is amortizing the license over its estimated useful life of 120 months.

(ii)           Solucorp License

In May 2008, the Company’s CoaLogix subsidiary entered into a strategic alliance and license agreement with Solucorp Industries, Ltd. (“Solucorp”) pursuant to which CoaLogix obtained exclusive, worldwide commercialization and marketing rights to Solucorp’s IFS-2C technology ("MetalliFix") for use in applications which remove heavy metals, such as mercury, from power plant emissions. The agreement has a term of ten years, with an option in favor of CoaLogix to renew for an additional five-year period. In consideration for its rights under the agreement, CoaLogix paid a license fee of $2,000 and agreed to pay royalties on net sales of, and to share a portion of any royalties received in respect of, licensed product with Solucorp based on specified formula. The license fee of $2,000 was included in the intangibles of the Company's CoaLogix segment. On December 31, 2009, the Company recorded an impairment charge of $1,672 associated with the unamortized balance of the Solucorp license (see Note 13).

(iii)           Discontinued operations

On April 23, 2009, the Company’s former Coreworx subsidiary signed an agreement with ProExecute LLC for the rights to its Contract Management Solution technology (“ProExecute”). The Company determined that the acquisition of ProExecute should be recorded as a business combination under applicable accounting principles, as Coreworx acquired substantially all of the net assets of the ProExecute business including its core intellectual property, full use of ProExecute’s physical assets, as well as the access to all intellectual knowledge. In accordance with applicable accounting principles, the Company recorded the assets acquired and the liabilities assumed (including any contractual contingencies) measured at their fair values as of the date of acquisition. The Company determined that the fair value of the acquired assets on the date of acquisition was $99, all of which was allocated to license technology – an amortizable intangible asset. This asset was being amortized over a 30-month period until the deconsolidation of Coreworx (see Note 3(b)) and was included in the Company’s Coreworx segment.

In April, 2010, the Company recorded intangibles of $1,248 associated with Coreworx’ acquisition of Decision Dynamics (see Note 3(a)). In October 2010, The Company recorded an impairment of the Company’s intangibles ($4,504) related to Coreworx (see Note 3(b)). The impairment was recorded as at October 31, 2010 following the Company’s decision to stop funding Coreworx which was deemed to be a triggering event. The impairment associated with Coreworx is comprised of the $1,248 of intangibles associated with Decision Dynamics (net of accumulated amortization of $97), $3,841 of intangibles associated with Coreworx (net of accumulated amortization of $583) and $95 of cumulative translation adjustments. The impairment of $4,504 is included in Loss from Discontinued Operations in the Company’s Consolidated Statements of Income.

(iv)           Summary

The changes in the carrying amounts of and accumulated amortization of intangible assets from December 31, 2008 to December 31, 2010 were as follows:

	CoaLogix segment		Energy & Security Sonar Solutions segment		GridSense segment		USSI segment
	SCR Technologies**		Naval Technologies		Software and Customer Relationships		Sensor Technologies
	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Total
Balance as of December 31, 2008	$7,511	$(761)	$523	$(48)	$—	$—	$—	$—	$7,225
Amortization	—	(751)	—	(78)	—	—	—	—	(829)
Impairment of Solucorp license (see Note 13)	(2,000)	328	—	—	—	—	—	—	(1,672)
Cumulative translation adjustment	—	—	4	(2)	—	—	—	—	2
Balance as of December 31, 2009	5,511	(1,184)	527	(128)	—	—	—	—	4,726
Acquisition of license (see Note 12(b)(i))	190	—	—	—	—	—	—	—	190
Intangibles recorded in the acquisition of USSI (see Note 4(b)(ii))	—	—	—	—	—	—	2,565	—	2,565
Intangibles recorded in the acquisition of GridSense (see Note 4(a)(ii))	—	—	—	—	2,314	—	—	—	2,314
Intangibles recorded in the acquisition of OMI (see Note 4(a)(iii))	—	—	—	—	322	—	—	—	322
Amortization	—	(555)	—	(65)	—	(212)	—	(107)	(939)
Cumulative translation adjustment	—	—	33	(14)	111	(8)	—	—	122
Balance as of December 31, 2010	$5,701	$(1,739)	$560	$(207)	$2,747	$(220)	$2,565	$(107)	$9,300

*    Accumulated amortization

**   SCR Technologies includes regeneration, rejuvenation and on-site cleaning technologies associated with SCR-Tech and Solucorp license acquired in 2008

All intangible assets are being amortized over their estimated useful lives, whose weighted average lives were estimated to be ten years for CoaLogix SCR Technologies, seven years for Naval Technologies, ten years for GridSense Software and Customer Relationships and twenty years for USSI Sensor Technologies.

Amortization in respect of intangible assets amounted to $1,086 and $1,246 for 2009 and 2010, respectively (such amortization includes amounts associated with discontinued operations of $257 and $307 for 2009 and 2010, respectively).

Amortization expense with respect to intangible assets is estimated to be $1,098, $1,098, $1,050, $1,034 and $923 for each of the years ending December 31, 2011 through 2015.

NOTE 13—IMPAIRMENTS

Impairments are composed of the following:

	Years ended December 31,
	2009	2010
Impairment of investment in EnerTech (see Note 7(a))	$80	$—
Impairment of MetalliFix and associated assets (see Note 12(b)(ii)	2,372	—
Impairment of loan and accrued interest due from EES	240	—
Impairment of GridSense goodwill (see Note 12(a))	—	1,166
	$2,692	$1,166

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

In 2008, CoaLogix lent $200 to Environmental Energy Services, Inc. (“EES”) on a convertible promissory note in contemplation of the acquisition by CoaLogix of the assets of EES. CoaLogix did not enter into a definitive agreement with EES by the target date provided for in the convertible promissory note and does not intend to proceed with the acquisition. In the fourth quarter of 2009, CoaLogix recorded an impairment charge on the loan balance ($200) and accrued interest ($40).

The impairment of goodwill and other intangible assets associated with the Company’s discontinued operations in Coreworx ($9,474) and the impairment of the Coreworx Debt ($4,000) are not reflected above as they are included in Loss from Discontinued Operations in the Company’s Consolidated Statements of Income and in the Company’s Gain on the deconsolidation of Coreworx, respectively  (see Note 3(b)).

NOTE 14—BANK DEBT, CONVERTIBLE DEBENTURES AND OTHER DEBT

(a)	Lines of credit

In July, 2010, the subsidiaries of CoaLogix executed an amendment of its credit facility which extended and increased its credit availability to a $4,000 formula based line-of-credit, a $1,000 non-formula based line-of-credit and $1,000 non-formula based letter of credit. The credit facility expires June 30, 2011 and carries an interest rate of the greater of 1.50% above prime rate or 5.50% on the formula line of credit and the greater of 2.00% above prime rate or 6.00% on the non-formula line of credit. The U.S. prime rate at December 31, 2010 was 3.25%. The maximum amount of outstanding credit under the facility is $5,000. At December 31, 2010, CoaLogix was utilizing $200 of the formula based line-of-credit. The credit facility is subject to certain financial covenants. CoaLogix was in compliance with its financial covenants at December 31, 2010.

In addition, the Company’s DSIT subsidiary has a lines-of-credit of approximately $1,128 from two Israelis bank (approximately $564 at each bank), of which $1,067 (net) was being used at December 31, 2010.  The lines-of-credit are subject to certain financial covenants. DSIT was in compliance with its financial covenants at December 31, 2010. The line-of-credit at one bank formally expired on February 15, 2011 and was subsequently extended to January 23, 2012. The line-of-credit at the second bank expires on June 9, 2011. The lines-of-credit are denominated in NIS and bears interest at a weighted average rate of the Israeli prime rate per annum plus 3.0%. The Israeli prime rate as of December 31, 2010 was 3.5% (December 31, 2009, 2.5%).

(b)	Bank Debt

On December 31, 2009, the Company's DSIT subsidiary took a loan from an Israeli bank in the amount of $530. The loan is denominated in NIS and bears interest at the rate of the Israeli prime rate per annum plus 0.9%. The loan is to be repaid over a period of 48 months of equal payments of approximately $13 per month (principal and interest). Principal payments with respect to the loan are $138, $143 and $150 for each of the years ending December 31, 2011, 2012 and 2013, respectively. As a security for this loan, DSIT has deposited with the Israeli bank $85, reflected as a non-current restricted deposit on the Company’s Consolidated Balance Sheets.

(c)	Other Debt

During 2010, the CEO and a director of the Company’s GridSense subsidiary lent GridSense $50 and $75, respectively. The loan from the director bears interest at 8% per year while the loan from the CEO bears no interest. During 2010, $12 was repaid to GridSense’s CEO while no repayments were made to the director. Principal payments with respect to the loans are $104 and $9 for each of the years ending December 31, 2011 and 2012, respectively.

(d)	Debt summary

	As of December 31,
	2009	2010
Lines of credit	$305	$1,267
Bank debt	530	431
Other debt	—	113
Capital lease obligations	—	109
Total debt	835	1,920
Less: Lines-of-credit	(305)	(1,267)
Less: Current portion of debt	(125)	(264)
Long-term debt	$405	$389

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

NOTE 15—OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of December 31,
	2009	2010
Taxes payable	$76	$700
Advances from customers	1,093	673
Accrued expenses	2,470	3,425
Warranty provision	22	191
Deferred taxes	—	75
Other	9	32
	$3,670	$5,096

NOTE 16—ACCRUED SEVERANCE AND SEVERANCE ASSETS

(a) Israeli labor law and certain employee contracts generally require payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances.  The Company has recorded under liability for employee termination benefits the amount that would be paid if all its Israeli employees were dismissed at the balance sheet date, on an undiscounted basis, in accordance with Israeli labor law.  This liability is computed based upon the employee’s number of years of service and salary components, which in the opinion of management create entitlement to severance pay in accordance with labor agreements in force. The liability is reflected on the Company’s Consolidated Balance Sheets as accrued severance.

The liability is partially funded by sums deposited in dedicated funds in respect of employee termination benefits and is reflected on the Company’s Consolidated Balance Sheets as severance assets.  For certain Israeli employees, the Company’s liability is covered mainly by regular contributions to defined contribution plans.  These funded amounts are not reflected in the balance sheets, since they are not under the control and management of the Company.

(b) Severance pay expenses amounted to approximately, $244 and $382 for the years ended December 31, 2009 and 2010, respectively.

(c) The Company expects to contribute approximately $310 in respect of its severance pay obligations in the year ending December 31, 2011.

(d) The Company does not expect to pay any future benefits to its employees upon their normal retirement age during the years 2011 to 2013 and expects to pay $1,733 during the years 2014 to 2020. These amounts do not include amounts that might be paid to employees that will cease working with the Company before their normal retirement age. The liability as at December 31, 2010 for future benefit payments in the next ten years is included under liability for employee termination benefits. The liability for future benefits has not been reduced to reflect any amounts already deposited in dedicated funds with respect to those employees.  The amounts due were determined based on the employees’ current salary rates and the number of service years that will be accumulated upon their retirement date.

NOTE 17—COMMITMENTS AND CONTINGENCIES

(a)	Leases of Property and Equipment

Office rental and automobile leasing expenses, for 2009 and 2010, were $1,340 and $2,336 respectively.  The Company and its subsidiaries lease office space, cars and equipment under operating lease agreements.  Those leases will expire on different dates from 2011 to 2017. Future minimum lease payments on non-cancelable operating leases as of December 31, 2010 are as follows:

Years ending December 31,
2011	$1,348
2012	1,007
2013	596
2014	559
2015	481
2016 and thereafter	666
$4,657
(b)	Guarantees

The Company’s DSIT subsidiary provides various performance, advance and tender guarantees as required in the normal course of its operations.  As at December 31, 2010, such guarantees totaled approximately $3,110 and the majority were due to expire through 2011.  As a security for a portion of these guarantees, the Company has deposited with an Israeli bank $300 which is shown as a current restricted deposit and DSIT has deposited with an Israeli bank $1,017 as a current restricted deposit on the Company’s Consolidated Balance Sheets.

The Company’s CoaLogix subsidiary provides various performance, advance and tender guarantees as required in the normal course of its operations.  As at December 31, 2010, such guarantees totaled approximately $3,216 and were due to expire through 2011.  As a security for a portion of these guarantees, the Company has deposited with a U.S. bank $608 which is shown as a current restricted deposit on the Company’s Consolidated Balance Sheets.  In addition, at December 31, 2010, CoaLogix had $1,108 of letters of credit outstanding with respect to performance bonds.

See Note 14(d) with respect to guarantees on the Company’s lines of credit.

(c)	Litigation

On August 13, 2008, EES filed suit against CoaLogix and its CEO in the United States District Court for the District of Connecticut alleging claims for tortious interference with contract, fraudulent misrepresentation, conversion, unfair trade practices and unjust enrichment. EES’ claims arose largely out of a series of business relationships that existed between EES, CoaLogix and Solucorp. The suit sought unspecified damages in addition to disgorgement of all revenues CoaLogix has earned from its dealings with Solucorp. On May 11, 2010, CoaLogix, its CEO and EES entered into a Settlement and Release Agreement (the “Settlement Agreement”) providing for EES’ agreement to dismiss its suit against CoaLogix and its CEO with prejudice following the payment by CoaLogix to EES of an undisclosed sum. Under the terms of the Settlement Agreement the amount paid to EES by CoaLogix is to remain confidential. CoaLogix paid such sum of money to EES on May 11, 2010, and EES subsequently dismissed its suit with prejudice. EES and CoaLogix together with CoaLogix’ CEO agreed to mutually release one another from claims related to the EES suit. Such settlement amount is included in selling, general and administrative expense in the year ending December 31, 2010.

NOTE 18—EQUITY

(a)	General

At the annual meeting of stockholders on June 10, 2010, the Company’s stockholders approved an amendment to its Certificate of Incorporation to increase the number of authorized shares of capital stock from 20,000,000 shares to 30,000,000 shares, all of which shall be Common Stock. The increase in authorized shares was done pursuant to a Certificate of Amendment to the Certificate of Incorporation filed with the Secretary of State of the State of Delaware on, and effective as of, June 15, 2010.

At December 31, 2010 the Company had issued and outstanding 18,067,925 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company. Holders of common stock do not have subscription, redemption, conversion or other preemptive rights. Holders of the common stock are entitled to elect all of the Directors on the Company’s Board.  Holders of the common stock do not have cumulative voting rights, meaning that the holders of more than 50% of the common stock can elect all of the Company’s Directors.  Except as otherwise required by Delaware General Corporation Law, all stockholder action is taken by vote of a majority of shares of common stock present at a meeting of stockholders at which a quorum (a majority of the issued and outstanding shares of common stock) is present in person or by proxy or by written consent pursuant to Delaware law (other than the election of Directors, who are elected by a plurality vote).

The Company is not authorized to issue preferred stock.  Accordingly, no preferred stock is issued or outstanding.

(b)	Capital Raise

(i)           March 2010 Capital Raise

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

(ii)           December 2010 Capital Raise

On December 17, 2010, the Company entered into a Placement Agent Agreement (the “Placement Agent Agreement”) related to a registered direct offering of up to 1,150,000 shares of its common stock.  Under the terms of the transaction and pursuant to separate subscription agreements between the Company and each of the investors, the Company sold the common stock at $3.50 per share for gross proceeds of $4,027.  The Placement Agent Agreement provided for the payment of a placement agent fee equal to 7% ($282) of the gross proceeds of the offering, plus a warrant exercisable for an additional 80,500 shares (see Note 18(i)). The aggregate net proceeds from the offering, after deducting the placement agent’s fee and expenses in connection with the offering, was $3,709.

(c)	Summary Employee Option Information

The Company’s stock option plans provide for the grant to officers, directors and other key employees of options to purchase shares of common stock.  The purchase price must be paid in cash.  Each option is exercisable to one share of the Company’s common stock.  Most options expire within five to ten years from the date of the grant, and generally vest over three year period from the date of the grant. At December 31, 2010, 968,000 options were available for grant under the 2006 Amended and Restated  Stock Incentive Plan and 151,667 options were available for grant under the 2006 Director Plan. In 2009 and 2010, all options granted to non-employees were from the 2006 Amended and Restated Stock Incentive Plan which permits grants to non-employees.

In connection with the stock option exercises during the years ended December 31, 2009 and 2010, the Company received proceeds of $273 and $159, respectively.  During the years ended December 31, 2009 and 2010, all 257,168 and 67,500 shares issued in connection with option exercises were newly issued shares. The intrinsic value of options exercised in 2009 and 2010 were $1,592 and $247, respectively. The intrinsic value of options outstanding and options exercisable at December 31, 2010 was $1,282 and $1,109, respectively.

Of the 359,500 and 235,000 options the Company granted to employees in the years ended December 31, 2009 and 2010, respectively, 300,000 and 95,000 options were granted to employees who were related parties (directors and executive officers) under various option plans.  During 2009, 224,668 options were exercised by related parties and 46,667 options were forfeited. During 2010, 67,500 options were exercised by related parties and 120,000 options were forfeited. As of December 31, 2009 and 2010, the number of outstanding options held by the related parties was 1,547,165 and 1,574,665 options, respectively.

The weighted average grant-date fair value of the options granted during 2009 and 2010, amounted to $1.47 and $3.47 per option, respectively. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2009	2010
Risk-free interest rate	2.1%	2.8%
Expected term of options, in years	5.7	6.3
Expected annual volatility	70%	68%
Expected dividend yield	None	None

The expected term of the options is the length of time until the expected date of exercising the options.  With respect to determining expected exercise behavior, the Company has grouped its option grants into certain groups in order to track exercise behavior and establish historical rates.  The Company estimated volatility by considering historical stock volatility over the expected term of the option.  The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term.  Additionally, the Company expects no dividends to be paid.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the years ended December 31, 2009 and 2010.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

(d)	Non-Employee Options

In January 2010, the Company granted an outside consultant an option for the purchase of 25,000 shares of the Company’s common stock.  The options vested after twelve months, have an exercise price of $7.02 and expire after seven years. The Company used the Black-Scholes valuation method to estimate the fair value of the options granted to the consultant.  The Company used a risk free interest rate of 3.4%, an expected life of seven years, an annual volatility of 69% and no expected dividends to determine the value the options granted.  The Company estimated the fair value of each option granted to be $5.01. The Company recorded $124 to selling, general and administrative expense with respect to the option granted to the consultant in the year ended December 31, 2010.

In June 2009, the Company granted several outside consultants options for the purchase of a total of 20,000 shares of the Company’s common stock.  The options vested over a period of three years, have an exercise price of $2.56 and expire after seven years.  The Company used the Black-Scholes valuation method to estimate the fair value of the options granted to the consultants.  The Company used a risk free interest rate of 3.3%, an expected life of seven years, an annual volatility of 75% and no expected dividends to determine the value the options granted.  The Company estimated the fair value of each option granted to be $1.83. The Company recorded $13 and $15 to selling, general and administrative expense with respect to the option granted to the outside consultants in the years ended December 31, 2009 and 2010, respectively.

In the years ended December 31, 2009 and 2010, the Company included $13 and $139 respectively, of stock-based compensation expense in selling, general and administrative expense in its statements of operations with respect to options granted to non-employees.

(e)	Summary Employee and Non-Employee Option Information

A summary of the Company’s option plans as of December 31, 2009 and 2010, as well as changes during each of the years then ended, is presented below:

	2009		2010
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	1,876,500	$3.27	1,745,165	$3.52
Granted at market price	379,500	$2.52	260,000	$5.58
Exercised	(257,168)	$1.06	(67,500)	$2.36
Forfeited or expired	(253,667)	$2.65	(120,000)	$6.13
Outstanding at end of year	1,745,165	$3.52	1,817,665	$3.69
Exercisable at end of year	1,421,831	$3.52	1,572,455	$3.62

Summary information regarding the options outstanding and exercisable at December 31, 2010 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$1.61 – 2.65	744,500	2.32	$2.40	661,790	$2.48
$2.87 – 3.90	321,332	2.15	$3.32	321,332	$3.32
$4.09 – 4.80	279,333	2.79	$4.57	279,333	$4.57
$5.00 – 6.00	447,500	5.09	$5.40	310,000	$5.56
$7.02	25,000	6.01	$7.02	—	—
	1,817,665			1,572,455

Stock-based compensation expense included in the Company’s Statements of Operations was:

	Year ended December 31,
	2009	2010
Cost of sales	$87	$27
Selling, general and administrative expense	1,104	1,103
Share of losses in Paketeria	—	—
Total stock based compensation expense	$1,191	$1,130

The stock compensation expense recorded in the years ended December 31, 2009 and 2010 includes amounts with respect to CoaLogix stock options granted – see Note 17(h) below. In addition, the Company recorded stock compensation expense of $234 and $339 which is including in loss from discontinued operations with respect to Coreworx with respect to the year ended December 31, 2009 and period ending December 17, 2010, respectively.

As at December 31, 2010, the total compensation cost related to non-vested awards not yet recognized was approximately $206 which the Company expects to recognize over a weighted-average period of approximately 1.0 years.

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

A summary status of the DSIT Plan as of December 31, 2009 and 2010, as well as changes during the years then ended, is presented below:

	2009		2010
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	1,524	$118.11	1,524	$118.11
Granted at fair value	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of year	1,524	$118.11	1,524	$118.11
Exercisable at end of year*	—	—	—	—

* Options vest only upon an exit event for the Company.

Summary information regarding the options under the Plan outstanding and exercisable at December 31, 2010 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$105.26 – 112.04	547	3.0	$109.68	—	—
$119.05 – $121.21	501	3.0	$119.76	—	—
$126.05	476	3.0	$126.05	—	—
	1,524		$118.11	—	—

If all the options in the DSIT Plan are exercised, the Company’s holdings in DSIT will be diluted from 84% to approximately 71.4%.

(g)	DSIT Warrants

As part of the Company’s August 2005 sale of its 68% owned dsIT Technologies subsidiary and its associated outsourcing consulting business, the Company issued to the purchaser a warrant to purchase 10% of DSIT for $200. Such warrant expires in August 2012.

(h)	CoaLogix Stock Option Plan

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

In March 2010, CoaLogix granted options to purchase 50,000 of its ordinary shares under the CoaLogix Plan to the company’s newly hired CTO. The options were granted with an exercise price of $7.20 per share. In addition, in July 2010, 16,675 options were granted to certain employees of CoaLogix. These options were granted with an exercise price of $11.91 per share. The 66,675 options granted in 2010 (collectively, the “2010 Grants”) options vest over a four-year term with 25% vesting after one year and the balance vesting quarterly over the following three years and are exercisable for a period of ten years.

Upon exercise of all the options in the CoaLogix Plan, the Company’s holdings in CoaLogix would be diluted from approximately 72.3% to approximately 63.4%.

CoaLogix valued the options using a Black Scholes model using the following weighted average variables:

	2009 Grants	2010 Grants

Stock price*	$7.20	$8.38
Exercise price	$7.20	$8.38
Expected term of option in years	6.0	6.1
Volatility**	65%	66%
Risk-free interest rate	2.0%	2.3%
Expected dividend yield	None	None

*
The stock price for 2009 Grants was based upon the valuation used in the Company's recent investment in CoaLogix (see Note 5) and supported by a valuation performed by an independent third party. The stock price for the March 2010 option grants were based upon the valuation used for the 2009 Grants. The stock price for the July 2010 option grants were based upon a valuation performed by an independent third party.

**	The calculated volatility for comparable companies for the expected term was used.

Based upon the above, it was determined that the weighted average value per option granted was $4.33 for the 2009 Grants and $5.11 for the 2010 Grants.

Stock-based compensation expense with respect to CoaLogix options included in the Company’s statements of operations was:

	Year ended December 31,
	2009	2010
Cost of sales – Regeneration services	$85	$27
Selling, general and administrative expense	428	413
Total stock based compensation expense	$513	$440

The purpose of the CoaLogix Plan is to provide incentives to key employees of CoaLogix to further the growth, development and financial success of CoaLogix. Summary information regarding the options outstanding and exercisable under the CoaLogix option plan as of December 31, 2009 and 2010, as well as changes during each of the years then ended is presented below:

	2009		2010
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	376,875	$5.05	492,720	$5.55
Granted at fair value	115,845	$7.20	66,675	$8.38
Exercised	—	—	—	—
Forfeited	—	—	(37,786)	$7.11
Outstanding at end of year	492,720	$5.55	521,609	$5.80
Exercisable at end of year	177,238	$5.07	304,821	$5.28

Summary information regarding the options under the CoaLogix Plan outstanding and exercisable at December 31, 2010 is as follows:

	Outstanding		Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
	(in shares)	(in years)	(in shares)
$5.05	375,300	7.3	271,995
$7.20	129,634	8.7	32,825
$11.91	16,675	9.5	—

In 2009, CoaLogix granted officers 45,582 options with an exercise price of $7.20 under the CoaLogix Plan. During 2009 and 2010, no CoaLogix options were exercised by any of the officers.

(i)	Warrants

The Company has issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance.  A summary of warrant activity follows:

	2009		2010
	Number of shares underlying warrants	Weighted Average Exercise Price	Number of shares underlying warrants	Weighted Average Exercise Price
Outstanding at beginning of year	784,023	$4.06	246,904	$4.50
Granted	—	—	80,500	$3.68
Exercised	(537,119)	$3.85	(13,598)	$4.50
Forfeited or expired	—	—	—	—
Outstanding and exercisable at end of year	246,904	$4.50	313,806	$4.29

Summary information regarding the warrants is as follows:

Exercise Price	Warrants Outstanding	Weighted Average Remaining Contractual Life
	(in shares)	(in years)
$3.68	80,500	1.3
$4.50	233,306	5.0

The 80,500 warrants that were granted in connection with the December 2010 Capital Raise (see Note 18(b)) are exercisable for shares of the Company’s Common Stock for five years at an exercise price of $3.68 per share. The Company allocated $153 to the value of the warrants based on a Black Scholes calculation using a five year expected life, an annual volatility of 59%, a discount rate of 2.0% and no dividends. The value allocated to the warrants was offset against additional paid-in-capital.

The warrants with an exercise price of $4.50 are subject to call for cancellation at the option of the Company on 20 business days notice, upon the common stock having achieved a volume weighted average price of $6.00 or more for 20 consecutive trading days.

During the years ended December 31, 2009 and 2010, the Company received proceeds of $2,069 and $61, respectively, from the exercise of warrants.

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

As indicated in Note 4(b), the Company used 473,161 of its treasury shares to acquire shares of USSI. The treasury shares had a basis of $1,791 and a value of $2,229 on the date of the transfer. In accordance with generally accepted accounting principles, the Company recorded an adjustment of $438 to additional paid-in-capital as a result of the transfer of the treasury shares. At December 31, 2010 the Company owned a total of 801,920 of its own shares.

NOTE 19—FINANCE EXPENSE, NET

Finance expense, net consists of the following:

	Year ended December 31,
	2009	2010
Interest income	$64	$36
Interest expense	(218)	(196)
Exchange gain (loss), net	68	(79)
	$(86)	$(239)

NOTE 20—INCOME TAXES

(a)	Composition of loss from continuing operations before income taxes is as follows:

	Year ended December 31,
	2009	2010
Domestic	$(5,306)	$(7,754)
Foreign	1,611	335
	$(3,695)	$(7,419)

Income tax expense (benefit) consists of the following:

	Year ended December 31,
	2009	2010
Current:
Federal	$(550)	$190
State and local	—	(3)
Foreign	81	461
	(469)	648
Deferred:
Federal	—	—
State and local	—	—
Foreign	(250)	23
	(250)	23
Total income tax expense (benefit)	$(719)	$671

(b)	Effective Income Tax Rates

Set forth below is reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year ended December 31,
	2009	2010
Statutory Federal rates	34%	34%
Increase (decrease) in income tax rate resulting from:
Non-deductible expenses	(1)	0
Tax on foreign activities	(19)	(5)
State income taxes, net	0	0
Other	1	(3)
Valuation allowance	(34)	(35)
Effective income tax rates	(19)%	(9)%

(c)	Analysis of Deferred Tax Assets and (Liabilities)

	As of December 31,
	2009	2010
Deferred tax assets consist of the following:
Employee benefits and deferred compensation	$1,226	$2,139
Investments and asset impairments	612	6,587
Other temporary differences	259	656
Net operating and capital loss carryforwards	3,559	8,765
	5,656	18,147
Valuation allowance	(5,062)	(15,352)
Net deferred tax assets	594	2,795
Deferred tax liabilities consist of the following:
Revenue recognition timing differences	(9)	(138)
Depreciation timing differences	(306)	(2,401)
Asset basis differences	(29)	(29)
Net deferred assets, net	$250	$227

Valuation allowances relate principally net operating loss carryforwards related to the Company and its CoaLogix, GridSense and USSI subsidiaries and book-tax differences related to investments in and loans to former subsidiaries and equity investees. The change in the valuation allowance was an increase of $10,290 in 2010.  The increase in 2010 was primarily attributable to increases in net loss carryforwards and losses associated with the Company’s investment in Coreworx.

Deferred tax assets relate to primarily to employee benefits at the Company's DSIT subsidiary of which $302 is recorded in other assets while deferred tax liabilities relate primarily to revenue recognition timing differences of which $75, net is recorded in other current liabilities.

(d)	Summary of Tax Loss Carryforwards

As of December 31, 2010, the Company had various net operating loss carryforwards expiring as follows:

Expiration	Federal*	State	Foreign
2021-2030	$19,505	$14,820	$—
Unlimited	—	—	2,274
Total	$19,505	$14,820	$2,274

* Includes approximately $1,344, of net operating loss carryforwards associated with GridSense whose utilization in limited to a total of approximately $75 per year due to limits on utilizing the acquired net operating loss carryforwards under Internal Revenue Service regulations following a change in control.

(e)	Taxation in the United States

On October 22, 2004, The American Jobs Creation Act (the “Act”) was signed into law.  The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act.  The Company’s foreign earnings are derived from the Company’s Israeli and Australian subsidiaries.  Due to Israeli tax and company law constraints and DSIT’s own cash and finance needs as well as GridSense’s cash needs, the Company does not expect any foreign earnings to be repatriated to the United States in the near future.

As a holding company without other business activity in Delaware, the Company is exempt from Delaware state income tax. Thus, the Company’s statutory income tax rate on domestic earnings is the federal rate of 34%.

As a result of the Purchase Agreement (see Note 5) and the Company’s reduced holdings in CoaLogix, effective September 30, 2009, the Company no longer consolidates the results of CoaLogix for tax purposes.

As a result of the acquisition of the balance of shares of GridSense not previously owned (see Note 4(a)(ii)), the Company consolidates the U.S. operations of GridSense.

(f)	Taxation in Israel

The income of the Company’s Israeli subsidiaries  taxed at regular rates.  The provisions of the Law for the Amendment the Israel Income Tax Ordinance, 2005, which was passed into law in August 2005, prescribe a progressive reduction of corporate tax liability, resulting in the following rates for 2008 and thereafter: 2008 – 27%, 2009 – 26% and for 2010 and thereafter – 25%.

On July 23, 2009, the Israel Economic Efficiency Law (Legislation Amendments for Applying the Economic Plan for 2009 and 2010), 2009, became effective, stipulating, among other things, an additional gradual decrease in tax rates in 2011 and thereafter, as follows: 2011 – 24%, 2012 – 23%, 2013 – 22%, 2014 – 21%, 2015 – 20% and 2016 and thereafter – 18%.

(g)	Taxation in Australia

The income of the Company’s GridSense subsidiaries is taxed on their worldwide taxable income at the general corporate tax rate which currently stands at 30%.  In addition, certain research and development expenditures may be eligible for increased deduction as well as a refundable rebate at the option of the company. In a situation where the refundable rebate is available, research and development expenses are not deductible and may create taxable income. Refundable rebates are netted against income tax payable if the company has a taxable income after excluding R&D deductions; otherwise the rebate (or excess rebate over income tax payable) is paid to the company. In the Consolidated Statements of Operations, refundable rebates are netted against research and development expense.

(h)	Uncertain Tax Positions (UTP):

As of December 31, 2009 and 2010, the amount of interest and penalties accrued on the balance sheet was $72 and $3, respectively, and is included in other liabilities.

Following is a reconciliation of the total amounts of the Company’s unrecognized tax benefits for the period from January 1, 2009 to December 31, 2010:

	2009	2010
Balance at January 1	$210	$210
Decreases in unrecognized tax benefits and associated interest and penalties as a result of tax positions made during the prior period	—	(192)
Decreases in unrecognized tax benefits and associated interest and penalties as a result of tax positions taken during the current period	—	—
Balance at December 31	$210	$18

The Company is subject to U.S. Federal and state income tax, Australian income tax and Israeli income tax.  As of January 1, 2010, the Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2007, for years before 2006 for state income taxes, before 2004 for Israeli income taxes and before 2006 for Australian taxes.

NOTE 21—RELATED PARTY BALANCES AND TRANSACTIONS

(a)           The Company paid consulting and other fees to directors of $264 for each the years ended December 31, 2009 and 2010, respectively, which are included in selling, general and administrative expenses.

(b)           The Company paid legal fees for services rendered and out-of-pocket disbursements to a firm in which a principal is the son-in-law of one of the Company’s Directors, of approximately $275 and $393 for the years ended December 31, 2009 and 2010, respectively.  Approximately $68 and $105 was owed to this firm as of December 31, 2009 and 2010, respectively, and is included in other current liabilities and trade accounts payable.

(c)           In November 2010, the CEO of the Company’s GridSense subsidiary lent GridSense $50. The loan by the CEO of GridSense bears no interest. In 2010, $12 of the loan was repaid and at December 31, 2010, the outstanding balance was $38.

(d)           In July 2000, the Company entered into a lease for space for its former Databit subsidiary. Following the 2006 sale of the Databit subsidiary to its CEO (the son of one of the Directors of the Company), the lease obligation was transferred to Databit with Databit being obligated to return the security deposit of $34 at the end of the lease.  Prior to the sale of Databit, the Company participated in one-half of the lease costs associated with these premises. Following the end of the lease period, the landlord of the premises billed Databit for certain charges related to the period when Databit was owned by the Company. In 2009, the Company agreed to accept $22 from Databit as full repayment of the security deposit.

See Note 18(c) for information related to options and stock awards to related parties.

NOTE 22—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a)	General Information

As of December 31 2010, the Company’s operations are based upon four operating segments:

(1)
The Company’s CoaLogix segment provides air pollution control services through selective catalytic reduction (“SCR”) catalyst and management services by the Company’s CoaLogix subsidiary. SCR systems are used by coal-fired power plants to reduce nitrogen oxides (NOx) emissions.

(2)
Energy & Security Sonar Solutions (formerly known as Naval and RT Solutions) whose activities are focused on the following areas – sonar and acoustic related solutions for energy, defense and commercial markets and includes other real-time and embedded hardware & software development and production. Energy & Security Sonar Solutions activities are provided through the Company’s DSIT Solutions Ltd. subsidiary.

(3)
The Company’s GridSense segment provides Smart Grid Distribution Automation products and services.  As these activities were acquired in May 2010 (see Note 4(a)(ii)), there are no comparative results reported for these activities for the year ended December 31, 2009. The Company’s GridSense segment also includes the activities of OMI which was acquired in May 2010 (see Note 4(a)(iii)).

(4)
The Company’s USSI segment provides Energy and Security Sensor Systems services.  USSI was effectively acquired in February 2010 (see Note 4(b)). USSI's primary focus is to develop and produce fiber optic sensing systems for the energy and security markets.  As these activities were effectively acquired in February 2010, there are no comparative results reported for these activities for the year ended December 31, 2009.

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

The following tables represent segmented data for the years ended December 31, 2010 and 2009:

	CoaLogix	Energy & Security Sonar Solutions	GridSense		USSI	Other	Total
Year ended December 31, 2010:
Revenues from external customers	$21,450	$10,179	$2,382		$405	$1,278	$35,694
Intersegment revenues	—	—	—		—	—	—
Segment gross profit	7,117	4,380	1,172		23	469	13,161
Depreciation and amortization	1,302	172	242		141	23	1,880
Stock compensation expense	440	42	—		—	—	482
Impairments	—	—	1,166		—	—	1,166
Segment net income (loss) before income taxes	(309)	1,488	(2,852	)*	(1,191)	77	(2,787)
Non-controlling interests in segment income (loss)	(67)	172	—		(776)	9	(662)
Segment assets	18,129	1,115	5,333		3,955	46	28,578
Expenditures for segment assets	8,474	89	372		90	21	9,046
Year ended December 31, 2009:
Revenues from external customers	$18,099	$7,985	$—		$—	$1,234	$27,318
Intersegment revenues	—	5	—		—	—	5
Segment gross profit	6,296	3,540	—		—	415	10,251
Depreciation and amortization	1,182	189	—		—	25	1,396
Stock compensation expense	513	2	—		—	—	515
Impairments	2,612	—	—		—	—	2,612
Segment net income (loss) before income taxes	(2,742)	1,051	—		—	64	(1,627)
Non-controlling interests in segment income (loss)	(626)	194	—		—	12	(420)
Segment assets	10,957	1,116	—		—	45	12,118
Expenditures for segment assets	1,262	154	—		—	38	1,454

*  Includes goodwill impairment of $1,166

(c)           The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended and as of December 31, 2009 and 2010:

	Year ended December 31,
	2009	2010
Revenues:
Total consolidated revenues for reportable segments	$26,084	$34,416
Other operational segment revenues	1,234	1,278
Total consolidated revenues	$27,318	$35,694

Income (loss):
Total net loss before income taxes for reportable segments	$(1,691)	(2,864)
Other operational segment net income (loss) before income taxes	64	77
Total segment net loss before income taxes	(1,627)	(2,787)
Unallocated cost of corporate and DSIT headquarters*	(3,391)	(4,273)
Income tax benefit (expense)	719	(671)
Non-controlling interests (see Note 8)	420	662
Impairments not allocated to reportable segments (see Note 13)	(80)	—
Share of losses in GridSense (see Note 4)	(129)	—
Share of income (losses) in Paketeria (see Note 7(b))	263	—
Gain on sale of shares in Comverge (see Note 6)	1,403	—
Gain on investment in GridSense (see Note 4(a)(ii))	—	1,327
Dividends from EnerTech (see Note 7(a))	—	135
Loss on the sale of EnerTech (see Note 7(a))	—	(1,821)
Loss from discontinued operations (see Note 3(b))	(3,334)	(19,494)
Gain on the deconsolidation of Coreworx (see Note 3(b))	—	1,834
Consolidated net loss attributable to Acorn Energy, Inc. shareholders	$(5,756)	$(25,088)

* Includes $675 and $648 of stock compensation expense for the years ending December 31,  2009 and 2010, respectively.

	As of December 31,
	2009	2010
Assets:
Total assets for reportable segments	$12,118	$28,578
Unallocated assets of CoaLogix headquarters	10,181	9,468
Unallocated assets of DSIT headquarters	7,709	12,643
Unallocated assets of GridSense headquarters	—	2,133
Unallocated assets of USSI headquarters	—	324
Assets of discontinued operations	7,038	—
Assets of corporate headquarters *	11,689	6,639
Total consolidated assets	$48,735	$59,785

* In 2010, includes $6,259 of unrestricted cash and $300 of restricted deposits. In 2009, includes $8,031 of unrestricted cash, $300 of restricted deposits and $2,237 of other investments.

Other Significant Items	Segment Totals	Adjustments	Consolidated Totals

Year ended December 31, 2010
Depreciation and amortization	$1,880	$25	$1,905
Stock compensation expense	482	648	1,130
Expenditures for assets	9,046	28	9,074

Year ended December 31, 2009
Depreciation and amortization	$1,396	$2	$1,398
Stock compensation expense	515	676	1,191
Expenditures for assets	1,454	48	1,502

Other reconciling items are primarily corporate headquarters data, which are not included in the segment information. None of the other adjustments are significant.

	December 31,
	2009	2010
Revenues based on location of customer:
United States and Canada	$18,099	$22,614
Israel	5,754	5,830
Asia	3,456	5,558
Oceania	—	1,489
Other	9	203
	$27,318	$35,694

	December 31,
	2009	2010
Long-lived assets located in the following countries:
United States	$2,925	$10,594
Israel	281	288
Australia	—	61
	$3,206	$10,943

(d)	Revenues from Major Customers

		Consolidated Sales
		2009		2010
Customer	Segment	Revenues	% of Total Revenues	Revenues	% of Total Revenues
A	Energy & Security Sonar Solutions	$2,999	11%	$3,998	11%
B	CoaLogix	$4,363	16%	2,361	7%
C	CoaLogix	$805	3%	3,884	11%

NOTE 23—FINANCIAL INSTRUMENTS

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments.

NOTE 24—FAIR VALUE MEASUREMENTS

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at December 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,356	$—	$—	7,356
Restricted deposits – current and non-current	2,010	—	—	2,010
Derivative assets	93	—	—	93
Total	$9,459	$—	$—	$9,459

	As at December 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10,902	$—	$—	10,902
Restricted deposits – current and non-current	2,238	—	—	2,238
Derivative liabilities	(5)	—	—	(5)
Total	$13,135	$—	$—	$13,135

Derivative assets and liabilities are forward contracts for the purchase of NIS for which market prices are readily available. Unrealized gains or losses from forward contracts are recorded in Finance expense, net.

NOTE 25—SUBSEQUENT EVENTS

Investment in USSI

On January 25, 2011 the Company exercised one of its options to increase its investment in USSI and transferred $250 to USSI. In addition, on February 9, 2011, the Company exercised additional options and transferred an additional $750 to USSI. Following these option exercises, the Company increased its holdings in USSI to approximately 81%.