Form 10-Q
period 2011-03-31
ACORN ENERGY, INC.
filed 2011-05-10
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2011
Common Stock, $0.01 par value per share	17,489,163 shares

ACORN ENERGY, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended March 31, 2011

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

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31, 2010	As of March 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$7,356	$6,457
Restricted deposits	1,925	1,613
Accounts receivable	8,873	5,125
Unbilled revenue and work-in-process	3,860	4,336
Inventory	4,314	6,522
Other current assets	1,488	2,146
Total current assets	27,816	26,199
Property and equipment, net	10,943	10,760
Severance assets	2,498	2,618
Restricted deposits	85	85
Intangible assets, net	9,300	9,047
Goodwill	8,393	8,441
Deferred taxes	302	294
Other assets	448	611
Total assets	$59,785	$58,055

LIABILITIES AND EQUITY

Current liabilities:
Short-term bank credit and current maturities of long-term bank debt	$1,531	$1,171
Accounts payable	4,547	4,390
Accrued payroll, payroll taxes and social benefits	2,043	1,825
Other current liabilities	5,096	5,874
Total current liabilities	13,217	13,260
Long-term liabilities:
Accrued severance	3,715	3,867
Long-term debt	389	394
Other long-term liabilities	587	628
Total long-term liabilities	4,691	4,889
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 30,000,000 shares; Issued –18,067,925 and 18,291,083 shares at December 31, 2010 and March 31, 2011, respectively	180	182
Additional paid-in capital	83,596	84,607
Warrants	427	427
Accumulated deficit	(48,431)	(50,648)
Treasury stock, at cost – 801,920 shares at December 31, 2010 and March 31, 2011	(3,036)	(3,036)
Accumulated other comprehensive income	637	740
Total Acorn Energy, Inc. shareholders’ equity	33,373	32,272
Non-controlling interests	8,504	7,634
Total equity	41,877	39,906
Total liabilities and equity	$59,785	$58,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	Three months ended March 31,
	2010	2011
Revenues:
SCR services	$4,478	$3,747
Projects	2,507	2,348
Smart grid distribution products and services	—	641
Other	99	106
Total revenues	7,084	6,842

Cost of sales:
SCR services	2,546	2,665
Projects	1,342	1,467
Smart grid distribution products and services	—	371
Other	82	83
Total cost of sales	3,970	4,586
Gross profit	3,114	2,256

Operating expenses:
Research and development expenses	48	588
Selling, general and administrative expenses	4,147	4,558
Total operating expenses	4,195	5,146
Operating loss	(1,081)	(2,890)
Finance expense, net	—	(122)
Gain on sale of HangXing	—	492
Distribution from EnerTech	135	—
Loss before taxes on income	(946)	(2,520)
Income tax expense	(75)	(65)
Net loss from continuing operations	(1,021)	(2,585)
Loss from discontinued operations	(2,152)	—
Net loss	(3,173)	(2,585)
Net loss attributable to non-controlling interests	50	368
Net loss attributable to Acorn Energy, Inc. shareholders.	$(3,123)	$(2,217)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
From continuing operations	$(0.08)	$(0.13)
From discontinued operations	(0.17)	—
Net loss per share attributable to Acorn Energy, Inc. shareholders	$(0.25)	$(0.13)

Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	12,498	17,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Acorn Energy, Inc. Shareholders’ Equity	Non- controlling interests	Total Equity
Balances as of December 31, 2010	18,068	$180	$83,596	$427	$(48,431)	$(3,036)	$637	$33,373	$8,504	$41,877
Net loss	—	—	—	—	(2,217)	—	—	(2,217)	(368)	(2,585)
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	103	103	4	107
Comprehensive loss	—	—	—	—	—	—	—	(2,114)	(364)	(2,478)
Adjustment of non-controlling interests following exercise of USSI option	—	—	600	—	—	—	—	600	(600)	—
Other	—	—	—	—	—	—	—	—	11	11
Stock option compensation	—	—	119	—	—	—	—	119	—	119
Stock option compensation of subsidiaries	—	—	—	—	—	—	—	—	83	83
Compensation to consultant granted in stock	26	*	101	—	—	—	—	101	—	101
Exercise of options and warrants	197	2	191	—	—	—	—	193	—	193
Balances as of March 31, 2011	18,291	$182	$84,607	$427	$(50,648)	$(3,036)	$740	$32,272	$7,634	$39,906
*  Less than $1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three months ended March 31,
	2010	2011
Cash flows provided by (used in) operating activities:
Net loss	$(3,173)	$(2,585)
Less net loss from discontinued operations	2,152	—
Net loss from continuing operations	(1,021)	(2,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349	807
Increase in accrued severance	135	84
Stock-based compensation	266	215
Deferred taxes	11	(163)
Gain on the sale of HangXing	—	(492)
Other	(20)	(2)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable, unbilled work-in process, other current and other assets	(785)	2,673
Increase in inventory	(581)	(2,198)
Increase in accounts payable, accrued payroll, payroll taxes and social benefits, advances from customers, other current liabilities and other liabilities	1,020	381
Net cash used in operating activities – continuing operations	(626)	(1,280)

Cash flows provided by (used in) investing activities:
Deposits in restricted deposits	(495)	(520)
Release of restricted deposits	672	843
Proceeds from the sale of HangXing	—	492
Loan to GridSense prior to consolidation	(200)	—
Amounts funded for severance assets	(35)	(49)
Acquisitions of property and equipment	(1,991)	(203)
Acquisition of USSI, net of cash acquired (See Schedule A)	7	—
Net cash provided by (used in) investing activities – continuing operations	(2,042)	563

Cash flows provided by (used in) financing activities:
Proceeds from capital raise, net of transaction costs	11,467	—
Issuance of shares to non-controlling interests in consolidated subsidiary	844	—
Exercise of options and warrants	61	193
Short-term debt borrowings (repayments), net	29	(329)
Proceeds from borrowings of long-term debt	—	76
Repayments of long-term debt	(31)	(169)
Other	2	12
Net cash provided by (used in) financing activities – continuing operations	12,372	(217)

Discontinued operations:
Operating cash flows	(2,276)	—
Investing cash flows	(13)	—
Net cash used in discontinued operations	(2,289)	—

Effect of exchange rate changes on cash and cash equivalents	—	35
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(69)	—

Net increase (decrease) in cash and cash equivalents	7,346	(899)

Cash and cash equivalents at beginning of period	11,208	7,356
Cash and cash equivalents at end of period	$18,554	6,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

Non-cash items:
Value of shares issued as compensation		$101
Adjustment of paid-in-capital and non-controlling interests from the exercise of options by Acorn in USSI		$600
Asset retirement obligations recorded in property and equipment, net		$139

Schedule A:
Assets/liabilities acquired in the acquisition of USSI:
Other current assets	$(55)
Property and equipment	(56)
Intangibles	(2,565)
Goodwill	(1,402)
Current liabilities	285
Prior year investment in USSI	200
Non-controlling interests	3,600
	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the three month period ended March 31, 2010 to conform to the current period’s consolidated financial statement presentation.

Note 2: Recent Authoritative Guidance

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (amendments to FASB ASC Topic 350, Intangibles— Goodwill and Other). The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity's ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The Company is currently evaluating the effect that this ASU will have on its consolidated financial position, results of operations and cash flows.

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

Note 3: Inventory

	As of December 31, 2010	As of March 31, 2011
Raw materials	$1,249	$1,367
Work-in-process	2,476	4,516
Finished goods	589	639
	$4,314	$6,522

Note 4: US Sensor Systems Inc. (USSI)

On January 25, 2011 the Company exercised one of its options to increase its investment in USSI and transferred $250 to USSI. On February 9, 2011, the Company exercised additional options and transferred an additional $750 to USSI. Following these option exercises, the Company increased its holdings in USSI to approximately 81%. Accordingly, the Company recorded an adjustment of $600 to the non-controlling interests balance initially recorded with respect to the Company’s investment in USSI to reflect the updated balance of the non-controlling interests share in USSI of $776.

Note 5: Non-Controlling Interests

The composition of the net income (loss) attributable to non-controlling interests (“NCI”) is as follows:

	Three months ended March 31,
	2010	2011
Net income (loss) attributable to NCI in CoaLogix	$5	$(232)
Net income attributable to NCI in DSIT	60	1
Net loss attributable to NCI in USSI	(115)	(137)
Net loss attributable to NCI	$(50)	$(368)

Note 6:  Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill from December 31, 2010 to March 31, 2011 were as follows:

	CoaLogix segment	Energy & Sonar Security Solutions segment	GridSense segment	USSI segment	Total
Balance as of December 31, 2010	3,714	$568	$2,709	$1,402	$8,393
Translation adjustment	—	11	37	—	48
Balance as of March 31, 2011	$3,714	$579	$2,746	$1,402	$8,441

The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2010 to March 31, 2011 were as follows:

	CoaLogix segment		Energy & Sonar Security Solutions segment		GridSense segment		USSI segment
	SCR Technologies**		Naval Technologies		Software & Customer Relationships		Sensor Technologies
	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Total
Balance as of December 31, 2010	$5,701	$(1,739)	$560	$(207)	$2,747	$(220)	$2,565	$(107)	$9,300
Amortization	—	(144)	—	(20)	—	(80)	—	(32)	(276)
Cumulative translation adjustment	—	—	11	(6)	25	(7)	—	—	23
Balance as of March 31, 2011	$5,701	$(1,883)	$571	$(233)	$2,772	$(307)	$2,565	$(139)	$9,047

*    Accumulated amortization

**   SCR Technologies includes regeneration, rejuvenation and on-site cleaning technologies.

All intangible assets are being amortized over their estimated useful lives, whose weighted average lives were estimated to be ten years for CoaLogix SCR Technologies, seven years for Naval Technologies, ten years for GridSense Software and Customer Relationships and twenty years for USSI Sensor Technologies. Amortization expense for each of the three months ended March 31, 2010 and 2011 amounted to $163 and $276, respectively.  Amortization expense with respect to intangible assets is estimated to be $1,101, $1,101, $1,036, $1,017 and $914 for each of the years ending March 31, 2012 through 2016.

Note 7: Sale of HangXing

In March 2011, the Company sold its 25% interest in HangXing International Automation Engineering Co. Ltd. (“HangXing”) back to the majority owner, China Aero-Polytechnology Establishment for $492 ($454 net of taxes withheld).  HangXing is a value-added reseller for PLC based industrial automation systems for steel manufacturing.  Acorn’s investment of approximately $250 in HangXing was made in 1995. The investment was entirely written-off in 1999.

Note 8:  Stock Options and Warrants

 (a) Acorn Stock Options

A summary of stock option activity for the three months ended March 31, 2011 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,817,665	$3.69
Granted	66,666	$3.70
Exercised	(197,385)	$2.57
Forfeited or expired	(314,615)	$2.97
Outstanding at March 31, 2011	1,372,331	$4.02	4.1 years	$534
Exercisable at March 31, 2011	1,122,121	$4.07	4.0 years	$400

During 2011, 120,385 options were exercised and 254,615 options were forfeited in connection with the “net exercise” of 375,000 options. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee, but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. The 375,000 options which were exercised under this method had a weighted average exercise price exercise price of $2.60.

The weighted average grant date fair value of the 66,666 stock options granted during the first three months of 2011 was $1.86 per share. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	61%
Expected term (years)	4.5
Risk free interest rate	2.0%
Expected dividend yield	None

(b) Stock-based compensation expense

Total stock-based compensation expense included in the Company’s statements of operations for the three months ended March 31, 2010 and 2011, respectively, was:

	Three months ended March 31,
	2010	2011
Cost of sales	$5	$29
Selling, general and administrative expenses*	261	186
Total stock based compensation expense	$266	$215

* In 2011, includes $13 with respect to stock granted to a consultant.

(c) Warrants

A summary of stock warrants activity for the three months ended March 31, 2011 is as follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2010	313,806	$4.29	2.2 years
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding and exercisable at March 31, 2011	313,806	$4.29	2.0 years

Note 9: Warranty Provision

The following table summarizes the changes in accrued warranty liability from the period from December 31, 2010 to March 31, 2011:

Gross Carrying Amount
Balance at December 31, 2010	$412
Warranties issued	—
Adjustment of provision	(49)
Warranty claims	—
Balance at March 31, 2011*	$363

* $158 of the warranty provision is included in Other Current Liabilities and $205 in Other Liabilities at March 31, 2011.

The Company’s warranty provision is based upon the Company’s estimate of costs to be incurred during the warranty period.

Note 10: Fair Value Measurement

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at March 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,457	$—	$—	$6,457
Restricted deposits – current and non-current	1,698	—	—	1,698
Derivative assets	83	—	—	83
Total	$8,238	$—	$—	$8,238

	As at December 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,356	$—	$—	$7,356
Restricted deposits – current and non-current	2,010	—	—	2,010
Derivative assets	93	—	—	93
Total	$9,459	$—	$—	$9,459

Derivative assets that are classified in Level 1 consist of forward contracts for the purchase of NIS for which market prices are readily available. Unrealized gains or losses from forward contracts are recorded in Finance expense, net.

Note 11: Segment Information

The Company’s currently operates in four operating segments:

(1)
The Company’s CoaLogix segment provides air pollution control services through selective catalytic reduction (“SCR”) catalyst and management services by the Company’s CoaLogix subsidiary. SCR systems are used by coal-fired power plants to reduce nitrogen oxides (NOx) emissions.

(2)
Energy & Security Sonar Solutions (formerly known as Naval and RT Solutions) whose activities are focused on the following areas – sonar and acoustic related solutions for energy, defense and commercial markets and includes other real-time and embedded hardware & software development and production. Energy & Security Sonar Solutions activities are provided through the Company’s DSIT Solutions Ltd. (“DSIT”) subsidiary.

(3)
The Company’s GridSense segment provides Smart Grid Distribution Automation products and services.  As these activities were acquired in May 2010, there are no comparative results reported for these activities for the three month period ended March 31, 2010.

(4)
The Company’s USSI segment provides Energy and Security Sensor Systems.  USSI's primary focus is to develop and produce fiber optic sensing systems for the energy and security markets.  As these activities were effectively acquired in February 2010, there are only partial comparative results reported for these activities for the three month period ended March 31, 2010.

Other operations include various operations in DSIT that do not meet the quantitative thresholds under applicable accounting principles.

	CoaLogix	Energy & Security Sonar Solutions	GridSense	USSI	Other	Total
Three months ended March 31, 2011:
Revenues from external customers	$3,747	$2,026	$641	$43	$385	$6,842
Intersegment revenues	—	—	—	—	—	—
Segment gross profit	1,082	713	270	(9)	200	2,256
Stock compensation expense	83	—	—	—	—	83
Depreciation and amortization expense	604	50	89	57	7	807
Segment income (loss) before income taxes	(836)	(31)	(822)	(516)	119	(2,086)

Three months ended March 31, 2010:
Revenues from external customers	$4,478	$2,281	$—	$—	$325	$7,084
Intersegment revenues	—	—	—	—	—	—
Segment gross profit	1,932	1,048	—	—	134	3,114
Stock compensation expense	121	—	—	—	—	121
Depreciation and amortization expense	284	44	—	13	6	347
Segment income (loss) before income taxes	20	461	—	(127)	7	361

Reconciliation of Segment Income (Loss) to Consolidated Net Income

	Three months ended March 31,
	2010	2011
Total income (loss) for reportable segments	$354	$(2,205)
Other operational segment income	7	119
Total operating income (loss)	361	(2,086)
Gain on sale of HangXing	—	492
Non-controlling interests	50	368
Distribution from EnerTech	135	—
Income tax expense*	(75)	(65)
Loss from discontinued operations	(2,152)	—
Net loss of corporate headquarters and other unallocated costs**	(1,442)	(926)
Net loss attributable to Acorn Energy Inc.	$(3,123)	$(2,217)

*    Tax expense in 2010 relates to DSIT's consolidated net income. Tax expense in 2011 relates primarily to Chinese withholding taxes on the sale of HangXing (see Note 7).

** Includes stock compensation expense of $145 and $132 for the three month periods ending March 31, 2010 and 2011, respectively.

ACORN ENERGY, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations.  Certain of these factors are discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010.

REVENUES BY COMPANY

The following table shows, for the periods indicated, the dollar amount (in thousands) of the consolidated revenues attributable to each of our consolidated companies. The financial results of GridSense and USSI are included in our consolidated financial statements effective May 12, 2010 and February 23, 2010, respectively. As our GridSense activities were acquired in May 2010, there are no comparative results reported for these activities for the three month period ended March 31, 2010. As our USSI activities were effectively acquired in February 2010, there are only partial comparative results reported for these activities for the three month period ended March 31, 2010.

	Three months ended March 31,
	2010	2011
CoaLogix	$4,478	$3,747
DSIT Solutions	2,606	2,411
GridSense	—	641
USSI	—	43
Total	$7,084	$6,842

BACKLOG

As of March 31, 2011, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

Backlog at March 31, 2011
CoaLogix	$7.6
DSIT Solutions	6.0
GridSense	0.3
USSI	0.4
Total	$14.3

RECENT DEVELOPMENTS

CoaLogix

As part of CoaLogix’ plans to gain entry into the Chinese market, CoaLogix is in the process of creating two wholly-owned foreign enterprises (“WOFEs”) in China; one in Hong Kong named CoaLogix International Co. Limited ("CIL") which is wholly owned by CoaLogix Inc. and will own 100% of CoaLogix (Shanghai) Environmental Technology Co., Ltd. (“CET”) and be organized in the People's Republic of China ("PRC").  CIL is currently fully organized under Hong Kong law, and CET is in the process of being organized under PRC law. The purpose of these WOFEs is to provide CoaLogix with the legal entities it needs to have a presence in the Chinese market and to enable it to lay the ground work for commencement of future business operations in China.

USSI

In April 2011, USSI entered into an agreement to lease approximately 21,000 square feet of office, production and warehouse space in Chatsworth, California in the San Fernando Valley. The lease provides USSI with increased space for manufacturing, warehousing, research and development and administration for its expected growth. The lease is for a period of four years from May 1, 2011 to April 30, 2015 and has a base rent of approximately $12,500 per month and is subject to annual CPI increases. USSI’s prior lease has expired, and USSI vacated its prior facility before moving to its new Chatsworth facility.

OVERVIEW AND TREND INFORMATION

During the 2011 period included in this report, we had operations in four reportable segments. Our CoaLogix segment provides air pollution control services by offering selective catalytic reduction (“SCR”) catalyst and management services to fossil fueled power plants. Our Energy & Security Sonar Solutions segment is focused on sonar and acoustic related solutions for energy, defense and commercial markets and includes other real-time and embedded hardware & software development and production. Energy & Security Sonar Solutions activities are provided through our DSIT Solutions Ltd. subsidiary. DSIT also has other operations that do not meet the quantitative thresholds under applicable accounting principles to be reported as a separate segment. Our GridSense segment provides Smart Grid Distribution Automation products and services.  As these activities were acquired in May 2010, there are no comparative results reported for these activities for the three month period ended March 31, 2011. Our USSI segment provides Energy and Security Sensor Systems for the energy and security markets.   As these activities were effectively acquired in February 2010, there are only partial comparative results reported for these activities for the three month period ended March 31, 2011.

The following analysis should be read together with the segment information provided in Note 11 to the interim unaudited consolidated financial statements included in this quarterly report.

CoaLogix

Our CoaLogix segment reported decreased revenues in the first quarter of 2011 as compared to the first quarter of 2010 and the fourth quarter of 2010.

Revenues of $3.7 million represent a decrease of approximately $0.7 million or 16% in the first quarter of 2011 as compared to the first quarter of 2010. First quarter 2011 revenues also reflect a decrease of $2.9 million or 44% compared to fourth quarter 2010 revenues of $6.6 million. The decrease in revenues from the first quarter of 2010 and from the fourth quarter of 2010 was primarily due to potential customers electing to temporarily postpone certain catalyst regeneration jobs in order to meet short-term budgetary needs as a result of reduced demand for electricity that was realized at the end of the fourth quarter of 2010 and initiated by the economic downturn of 2010. Some of CoaLogix' processing resources were directed to processing its inventory of modules to prepare for future customer needs. CoaLogix’ inventory of modules increased by $1.9 million in the first quarter of 2011.

Along with the decreased revenues, gross profit in the first quarter of 2011 decreased by approximately $0.9 million, or 44%, compared to first quarter 2010 gross profit. The decrease in gross profit was due to both decreased revenues and the decreased gross margin which decreased from 43% for the 2010 period to 29% in the 2011 period. The decrease in first quarter 2011 gross margin as compared to first quarter 2010 was the decrease in revenues combined with increased fixed costs associated with our new Steele Creek facility.

During the first quarter of 2011, CoaLogix recorded approximately $1.8 million of selling, general and administrative (SG&A) expense as compared to approximately $1.9 million recorded during the first quarter of 2010 and approximately $1.5 million in the fourth quarter of 2010. The decrease in SG&A in the first quarter 2011 compared with the first quarter 2010, was primarily due to the recording of a provision for the settlement of the lawsuit with EES in the first quarter of 2010. The increase in first quarter 2011 SG&A costs as compared to fourth quarter 2010 SG&A costs was due to increased staffing in the first quarter to support future growth combined with fourth quarter 2010 SG&A being lower than normal due to an adjustment to CoaLogix’ bonus accrual.

During the quarter, CoaLogix received new orders totaling $3.7 million and at the end of March 2011 had a backlog of $7.6 million. We expect CoaLogix’ revenues to substantially increase in the near future and for the remainder of 2011 as it continues to penetrate the local U.S. regeneration market. This is based upon record levels of proposals (both in dollar value and absolute quantity) being made by CoaLogix for regeneration projects. We also expect to increase capacity at the Steele Creek plant as a result of improved efficiencies.

The lease at CoaLogix’ Mt. Holly facility expires in June 2012. While CoaLogix has an option to continue to operate at this site, it is evaluating other options such as expanding production at the Steele Creek facility and construction of an additional production facility. Towards that end, CoaLogix is exploring possible expansion in the Midwestern U.S. and the availability of state and local incentives. CoaLogix is in the process of analyzing its options with respect to further expansion.

DSIT Solutions

DSIT reported slightly decreased revenues in the first quarter of 2011 as compared to the first quarter of 2010 as well as decreased gross profit, gross margin and net income. DSIT's revenues of $2.4 million for the quarter represent a decrease of approximately $0.2 million or 7% as compared to the first quarter of 2010. First quarter 2011 revenues also reflected a decrease ($0.4 million or 15%) compared to fourth quarter 2010 revenues of $2.8 million. The decrease in revenues from the first quarter of 2010 was due to decreased revenues in our Energy & Sonar Security Solutions segment which reported first quarter 2011 revenues of $2.0 million compared to $2.3 million in the first quarter of 2010. The decrease in revenues was due to the completion of an AquaShieldTM DDS project in the end of 2010 project without another project to replace those lost revenues. Furthermore, work on another AquaShieldTM DDS project slowed down in the first quarter of 2011 due to the delay in an expected follow-up order of a large expansion to the project changing the configuration of the already ordered DDS systems.

DSIT's gross profit in the first quarter of 2011 decreased by approximately $0.3 million or 23% compared to first quarter 2010 gross profit. The decrease in gross profit was attributable to the abovementioned reduction in revenues as well as reduced gross margins. Gross margins decreased in the first quarter of 2011 to 38% as compared to 45% in the first quarter of 2010. The decrease in gross margin was attributable to decreased margins in a number of non-Naval projects in our Energy & Sonar Security Solutions segment encountering technological difficulties which cause greater than expected labor costs to bring the projects to completion.

During the first quarter of 2011, DSIT recorded approximately $0.7 million of selling, general and administrative (SG&A) expense; virtually unchanged from the $0.7 million recorded in the first quarter of 2010 and approximately  $0.2 million less than SG&A expense recorded in the fourth quarter of 2010. The decrease in SG&A in the first quarter 2011 compared with the fourth quarter of 2010 was primarily due the stock compensation expense associated with option grants and bonus provisions in the fourth quarter of 2010.

At December 31, 2010, DSIT had a backlog of approximately $6.4 million. During the quarter, we received new orders totaling approximately $2.0 million and at the end of March 2011 had a backlog of approximately $6.0 million. DSIT continues to expect to show revenue growth in 2011 and expects 2011 to be profitable as well. The rate of growth and the level of profitability, however, are partly dependent upon the receipt of an anticipated follow-up order from an existing customer in the first half of 2011. If this follow-up order is received later than expected, we cannot at this time determine at what level of profitability we expect to complete the 2011 year. If this follow-up order is not received we may have to take certain cost cutting measures in order to maintain profitability.

GridSense

In accordance with applicable accounting standards, we began consolidating the results of GridSense beginning May 12, 2010, the date we acquired the outstanding GridSense shares not previously owned by us. Accordingly, there are no comparative results reported for GridSense for the three month period ended March 31, 2010.

In the first quarter of 2011, GridSense reported revenues of $0.6 million, a decrease of $0.6 million (46%) compared to fourth quarter 2010 revenues. The decrease in revenues was primarily attributable seasonality factors associated with increased fourth quarter 2010 revenues as utilities were using up their annual budget allocations. Gross profit, accordingly, also decreased by $0.2 million (46%) to $0.3 million. Gross margin was stable at 42% for both the first quarter of 2011 and the fourth quarter of 2010.

We believe that GridSense continues to have a strong sales pipeline, though since our acquisition, this has not yet translated into the level of revenues we had expected due to continued weakness in utility spending and delays in projects that are dependent on federal grants. A number of GridSense’s utility customers have been awarded such grants, and GridSense expects to benefit from these grants shortly, as projects move forward in deployment.

GridSense is expected to continue to require working capital support while it works on increasing its sales. Acorn continues to provide funds for GridSense’s working capital needs and expects to do so in the near future. Since January 1, 2011, Acorn has lent GridSense $690,000 for its working capital needs. We have no assurance that GridSense will increase its sales and be able to reduce its need for additional financing to support its working capital needs for the balance of 2011 and beyond. This support may be in the form of a bank line, new investment by others, additional investment or loan by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms. The availability and amount of any additional investment from us in GridSense may be limited by the working capital needs of our corporate activities and other operating companies.

USSI

In accordance with applicable accounting standards, we began consolidating the results of US Sensor Systems Inc. ("USSI") beginning February 23, 2010. Accordingly, there are only partial comparative results reported for USSI for the three month period ended March 31, 2010.

In the first quarter of 2011, USSI continued to focus on customer “proof-of-concept” contracts for its major product lines (4D reservoir & shale gas monitoring, fiber optic perimeter security systems and underwater security systems for diver detection).  USSI continues to grow its sales pipeline and pipeline of pilot projects in all its major product lines, and anticipates significant growth in revenues in 2011, particularly in the second half of the year.

In connection with the expected growth at USSI in the second half of 2011, the company has recently entered into an agreement to lease approximately 21,000 square feet of office, production and warehouse space in Chatsworth, California in the San Fernando Valley (see Recent Developments) effective May 1, 2011, and USSI vacated its prior leased space. The new facilities quadruple USSI’s workspace in anticipation of future growth. In addition, USSI has grown its employee base from seven at the end of 2010 to thirteen as of March 31, 2011.  USSI added one employee to its Research and Development team and six employees to its Operations unit to accommodate the anticipated future growth in customer contracts.

Corporate

Corporate general and administrative expense in the first quarter of 2011 reflected a $0.5 million decrease to $0.9 million as compared to $1.4 million of expense in the first quarter of 2010. The decrease is due primarily to bonuses recorded in the first quarter of 2010 combined with increased professional fees associated with the SEC inquiry and our GridSense acquisition in that period. In coming quarters, under our current structure and level of activities, we expect our continuing corporate general and administrative costs to be at or lower than first quarter 2011 costs.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three months ended March 31, 2010 and 2011, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components.  For segment data see Note 11 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

The financial results of GridSense are included in our condensed consolidated financial statements effective May 12, 2010. Accordingly, there are no comparative results reported for these activities for the three month period ended March 31, 2010. The financial results of USSI are included in our condensed consolidated financial statements effective February 23, 2010. Accordingly, there are only partial comparative results reported for these activities for the three month period ended March 31, 2011. In addition, in December 2010, we sold our interests in Coreworx. Those results are reflected below as discontinued operations.

	Three months ended March 31,
	2010		2011		Change
	($,000)	% of revenues	($,000)	% of revenues	From 2010 to 2011
Revenues	$7,084	100%	$6,842	100%	(3)
Cost of sales	3,970	56	4,586	67	16
Gross profit	3,114	44	2,256	33	(28)
R&D expenses	48	1	588	9	1,125
SG&A expenses	4,147	59	4,558	67	10
Operating loss	(1,081)	(15)	(2,890)	(42)	167
Finance expense, net	—	0	(122)	(2)
Distribution received from EnerTech	135	2	—	—	(100)
Gain on sale of HangXing	—	—	492	7
Loss before taxes on income	(946)	(13)	(2,520)	(37)	166
Taxes on income	(75)	(1)	(65)	(1)	(13)
Loss from continuing operations	(1,021)	(14)	(2,585)	(38)	153
Loss from discontinued operations	(2,152)	(30)	—	—	(100)
Net loss	(3,173)	(45)	(2,585)	(38)	(19)
Net income (loss) attributable to non-controlling interests	50	1	368	5	636
Net loss attributable to Acorn Energy Inc.	$(3,123)	(44)	$(2,217)	(32)	(29)

Revenues.  Revenues in the first quarter of 2011 decreased by $0.2 million or 3% from $7.1 million in the first quarter of 2010 to $6.8 million in the first quarter of 2011. The decrease in revenues is due to a decrease in revenues for both CoaLogix and DSIT. CoaLogix revenues decreased by $0.7 million (16%) to $3.7 million compared to first quarter 2010 revenues of $4.5 million. DSIT revenues decreased by $0.2 million (7%) to $2.4 million compared to first quarter 2010 revenues of $2.6 million. These decreases in revenues were partially offset by GridSense first quarter 2011 revenues of $0.6 million.

The decrease in revenues from the first quarter of 2010 and from the fourth quarter of 2010 was primarily due to potential customers electing to temporarily postpone certain catalyst regeneration jobs in order to meet short-term budgetary needs as a result of reduced demand for electricity that was realized at the end of the fourth quarter of 2010 and initiated by the economic downturn of 2010. In addition, some of CoaLogix' processing resources were directed to processing its inventory of modules for future sale which increased by $1.9 million in the first quarter of 2011. The decrease in DSIT revenues was due primarily to the completion of an AquaShieldTM DDS project in the end of 2010 project without another project to replace those lost revenues.
.
Gross profit. Gross profit in the first quarter of 2011 decreased by $0.9 million (28%) as compared to the first quarter of 2010. Gross profit at CoaLogix decreased by $0.9 million (44%) in the first quarter of 2011 compared to the first quarter of 2010. The decrease in CoaLogix gross profit is attributable to a combination of the decrease in CoaLogix revenues with the decrease in its gross margin from 43% to 29%. The reduction in CoaLogix gross margin is primarily the decrease in revenues combined with increased fixed costs associated with our new Steele Creek facility. DSIT's first quarter 2011 gross profit decreased by $0.3 million (23%) over first quarter 2010 gross profit. The decrease in DSIT's gross profit was primarily attributable to decreased gross margins which deteriorated from 45% in 2010 to 38% in 2011. DSIT's decreased gross margins in 2011 was due to decreased margins in a number of non-Naval projects in its Energy & Sonar Security Solutions segment encountering technological difficulties which cause greater than expected labor costs to bring the projects to completion. The reduced gross profits of CoaLogix and DSIT were partially offset by the gross profit of GridSense of $0.3 million in the first quarter of 2011.

Research and development (“R&D”) expenses. R& D expenses increased from $48,000 in the first quarter of 2010 to $588,000 in the first quarter of 2011 partly due to R&D expense recorded at USSI and GridSense (approximately $180,000 and $145,000, respectively) as well as due to increased R&D costs at both DSIT and CoaLogix.

Selling, general and administrative expenses (“SG&A”).  SG&A costs in the first quarter of 2011 increased by $0.4 million as compared to the first quarter of 2010. The increase is due to the inclusion of GridSense SG&A costs of $0.9 million in the first quarter of 2011. CoaLogix’ SG&A costs in the first quarter of 2011 decreased by $0.1 million as compared to the first quarter of 2010 as 2010 costs included a provision recorded for the settlement of the suit with EES. DSIT’s SG&A was unchanged ($0.7 million in both the first quarter of 2011 and 2010). Corporate general and administrative costs decreased by $0.5 million from $1.4 in the first quarter of 2010 to $0.9 million in the first quarter of 2011 primarily due to $0.3 million of bonuses recorded in 2010 and decreased administrative and salary costs in 2011.

Gain on sales of HangXing. In March 2011, we sold our  25% interest in HangXing International Automation Engineering Co. Ltd. (“HangXing”) back to the majority owner, China Aero-Polytechnology Establishment for $492,000.  Our  investment of approximately $250,000 in HangXing was made in 1995. The investment was entirely written-off in 1999.

Loss from discontinued operations. In December 2010, we entered into an agreement to sell all of our common stock in Coreworx to a management buyout group consisting of Coreworx’ management and certain employees and other investors. As a result, all of Coreworx’ activity for the first quarter of 2010 (a net loss of $2.2 million) is presented as a loss from discontinued operations.

Net loss.  We had a net loss of $2.2 million in the first quarter of 2011 compared with net loss of $3.1 million in the first quarter of 2010. Our loss in 2011 was primarily due to CoaLogix, GridSense and USSI losses of $0.8 million, $0.8 million and $0.5 million, respectively. DSIT was breakeven for the quarter, while corporate expenses of $0.9 million were partially offset by the $0.5 million gain on the sale of HangXing and the non-controlling interest share of our subsidiary losses of $0.4 million.

Liquidity and Capital Resources

As of March 31, 2011, we had working capital of $12.9 million, including $6.5 million of non-restricted cash and cash equivalents. Our working capital includes restricted deposits of approximately $1.6 million.  Net cash decreased during the three months ended March 31, 2011 by $0.9 million, of which approximately $1.3 million was used in operating activities. The primary use of cash in operating activities during the first three months of 2011 was the cash used in operations by our subsidiaries ($0.8 million, $0.4 million and $0.3 million used by CoaLogix, USSI and GridSense, respectively) in their operations combined with the $0.9 million of cash used in our corporate operating activities. This was partially offset by the $1.2 million of cash provided by DSIT’s operating activities during the quarter.

Cash provided by investment activities of $0.6 million was primarily from the proceeds from the sale of HangXing ($0.5 million) and the release, net of $0.3 million of restricted deposits during the quarter. This was partially offset by the $0.2 million used for the acquisition of property and equipment quarter.

Net cash of $0.2 million was used in financing activities, primarily from repayment of short and long-term debt, net of new borrowings ($0.4 million) which was partially offset by the proceeds from the exercise of options ($0.2 million).

At March 31, 2011, DSIT had approximately $0.3 million of unrestricted cash in banks and $1.15 million in Israeli credit lines available to it from two Israeli banks (approximately $575,000 from each bank), of which approximately $538,000 was then being used. The lines-of-credit are subject to maintaining certain financial covenants. At March 31, 2011, DSIT was in compliance with its financial covenants.

As at March 31, 2011, DSIT also has an outstanding term loan from an Israeli bank in the amount of approximately $405,000. The loan is denominated in NIS and bears interest at the rate of the Israeli prime rate per annum plus 0.9%. The loan is to be repaid over a period of 48 months of equal payments of approximately $13,000 per month (principal and interest).

As collateral for the term-loan, DSIT has deposited with an Israeli bank approximately $85,000 as a non-current restricted deposit. In addition to this restricted deposit, DSIT has also deposited with two Israeli banks approximately $1.5 million as collateral for various performance and bank guarantees for various projects as well as for its credit facilities at the banks. DSIT expects that these deposits will be released during the next twelve months, but expects to redeposit a majority of these funds again as collateral for new guarantees for new projects and for renewing its credit facilities.

On April 30, 2011, DSIT had approximately $1.9 million of cash of which $1.6 million was restricted ($1.5 million current and $0.1 million non-current) and was utilizing approximately $0.3 million of its lines-of-credit.  We believe that DSIT will have sufficient liquidity to finance its activities from cash flows from its own operations over the next 12 months.  This is based on continued utilization of its line-of-credit and its operating results.

As at March 31, 2011, the subsidiaries of CoaLogix had available to them a $4.0 million formula based line-of-credit, a $1.0 million non-formula based line-of-credit and $1.0 million non-formula based letter of credit. At March 31, 2011, CoaLogix was utilizing $400,000 of the formula based line-of-credit. The credit facility is subject to certain financial covenants. CoaLogix was in compliance with its financial covenants at March 31, 2011.

On April 30, 2011, CoaLogix had $0.7 million (including approximately $0.1 million of restricted cash) of cash on hand and was utilizing $0.7 million of its lines-of-credit. We believe that CoaLogix will have sufficient liquidity to finance its operating activities and bank financing over the next 12 months. This is based on continued utilization of its line-of-credit and expected improvement of operating results from anticipated growth in sales. Expansion of production at the Steele Creek facility, a new facility in the Midwestern US and/or the commencement of future business operations in China will require additional capital. The sources of such capital may be bank financing, loans or investments by some or all of CoaLogix' shareholders or state and local incentives.  Although there is currently no guarantee of a specific amount of capital funding or guaranteed funding sources, we are currently in discussions with several sources for obtaining the appropriate funding for each expansion opportunity. The availability and amount of any additional investment or loans from Acorn in CoaLogix may be limited by the working capital needs of Acorn’s corporate activities and other operating companies.

As at April 30, 2011, GridSense had approximately $250,000 of cash on hand. We expect that GridSense will continue to require additional working capital support in order to finance its working capital needs in 2011. During the period from January 1, 2011 – April 30, 2011, we lent GridSense $690,000. Additional support for GridSense for 2011 may be in the form of a bank line, new investment by others, additional loan or investment by Acorn, or a combination of the above.  There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms. The availability and amount of any additional investment from Acorn in GridSense may be limited by the working capital needs of Acorn’s corporate activities and other operating companies.

USSI currently has no other sources of financing other than its internally generated sales and the funds from the exercise of our options. Since January 1, 2011, we have invested $1.0 million in USSI through the exercise of our options to purchase shares of USSI common stock. As of April 30, 2011, USSI had cash on hand of approximately $450,000. We have another option to invest an additional $1.5 million on May 31, 2011. If we do not exercise this option, we have no assurance that USSI will not need additional financing from time-to-time to finance its working capital needs. Additional financing for USSI in 2011 may be in the form of a bank line, new investment by others, a loan or investment by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms. The amount of any additional investment from us in USSI may be limited by the working capital needs of our corporate activities and other operating companies.

As at April 30, 2011, the Company’s corporate operations (not including cash at any of our subsidiaries) had a total of approximately $4.2 million in cash and cash equivalents reflecting a $0.4 million decrease from the balance as of March 31, 2011. The decrease in corporate cash is due primarily to loans of $300,000 to GridSense and corporate expenses.

We believe that our current cash plus the cash generated from operations and borrowing from available lines of credit, if necessary will provide more than sufficient liquidity to finance the operating activities of Acorn and the operations of its operating subsidiaries at their current level of operations for the foreseeable future and for the next 12 months in particular. However, we may need to use our cash for a CoaLogix expansion of production at its Steele Creek facility or for its commencement of future business operations in China, or for the exercise our next option to invest in USSI, or to fund working capital needs at GridSense beyond the first half of 2011. If we need to provide funds to our subsidiaries for one or a combination of the above, we will have to raise additional capital to invest in the growth of our subsidiaries.

Contractual Obligations and Commitments

Our contractual obligations and commitments at March 31, 2011 principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and potential severance obligations, investment and purchase commitments and are set forth in the table below.

	Cash Payments Due During Year Ending March 31,
	(amounts in thousands)
Contractual Obligations	Total	2012	2013- 2014	2015- 2016	2017 and thereafter
Long-term bank debt, utilized lines-of-credit and capital leases	$1,565	$1,171	$358	$36	$—
Operating leases (1)	5,385	1,801	1,847	1,056	681
Potential severance obligations(2)	3,899	32	—	1,336	2,531
Total contractual cash obligations	$10,849	$3,004	$2,205	$2,428	$3,212

We expect to finance these contractual commitments from cash on hand and cash generated from operations.

(1) Does not include contractual obligations under USSI’s recently signed lease – see Recent Developments.

(2) Under Israeli law and labor agreements, we are required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and ending salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies.  As of March 31, 2011, we accrued a total of $3.9 million for potential severance obligations of which approximately $2.6 million was funded with cash to insurance companies.

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

On February 25, 2010, the Evonik Defendants filed a motion for summary judgment on the non-existence of SCR-Tech’s trade secrets or confidential information and a motion requesting that the court stay discovery. SCR-Tech has filed responses to these motions. These motions were heard by the North Carolina Business Court in a hearing held on March 30, 2011, and are under consideration by the court.

Item 6.  Exhibits.

10.1	Amended Subscription Agreement by and among the Registrant, Samuel M. Zentman and other parties named therein dated as of January 12, 2011.#

10.2	Amended Subscription Agreement by and among the Registrant, Joe B. Cogdell, Jr. and other parties named therein dated as of January 12, 2011.#

10.3	Amendment to Employment Agreement by and between the Registrant and John A. Moore dated March 15, 2011.*#

10.4	Amendment to Amended and Restated Non-Plan Stock Option Agreement by and between the Registrant and John A. Moore dated March 10, 2011.*#

10.5	Amendment to Amended and Restated Non-Plan Stock Option Agreement by and between the Registrant and John A. Moore dated March 10, 2011.*#

10.6	Amendment to Amended and Restated Non-Plan Stock Option Agreement by and between the Registrant and Samuel M. Zentman dated March 30, 2011.*#

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

*  This exhibit includes a management contract, compensatory plan or arrangement in which one of more directors or executive officers of the Registrant participate.

#  This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: May 10, 2011

By: /s/ Michael Barth
Michael Barth
Chief Financial Officer