Form 10-Q
period 2011-06-30
ACORN ENERGY, INC.
filed 2011-08-09
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2011
Common Stock, $0.01 par value per share	17,516,942 shares

ACORN ENERGY, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended June 30, 2011

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

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31, 2010	As of June 30, 2011
ASSETS

Current assets:
Cash and cash equivalents	$7,356	$4,755
Restricted deposits	1,925	1,648
Accounts receivable	8,873	4,313
Unbilled revenue and work-in-process	3,860	7,116
Inventory	4,314	6,572
Other current assets	1,488	1,666
Total current assets	27,816	26,070
Property and equipment, net	10,943	10,556
Severance assets	2,498	2,743
Restricted deposits	85	88
Intangible assets, net	9,300	9,497
Goodwill	8,393	8,540
Deferred taxes	302	313
Other assets	448	515
Total assets	$59,785	$58,322

LIABILITIES AND EQUITY
Current liabilities:
Short-term bank credit and current maturities of long-term bank debt	$1,531	$1,862
Accounts payable	4,547	5,716
Accrued payroll, payroll taxes and social benefits	2,043	2,093
Other current liabilities	5,096	5,722
Total current liabilities	13,217	15,393
Long-term liabilities:
Accrued severance	3,715	4,042
Long-term debt	389	348
Other long-term liabilities	587	656
Total long-term liabilities	4,691	5,046
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share: Authorized – 30,000,000 shares; Issued –18,067,925 and 18,291,083 shares at December 31, 2010 and June 30, 2011, respectively	180	182
Additional paid-in capital	83,596	84,727
Warrants	427	427
Accumulated deficit	(48,431)	(52,727)
Treasury stock, at cost – 801,920 shares at December 31, 2010 And June 30, 2011	(3,036)	(3,036)
Accumulated other comprehensive income	637	923
Total Acorn Energy, Inc. shareholders’ equity	33,373	30,496
Non-controlling interests	8,504	7,387
Total equity	41,877	37,883
Total liabilities and equity	$59,785	$58,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	Six months ended June 30,		Three months ended June 30,
	2010	2011	2010	2011
Revenues:
SCR services	$9,333	$10,359	$4,855	$6,612
Projects	5,258	4,857	2,751	2,509
Smart grid distribution products and services	517	2,140	517	1,499
Other	203	205	104	99
	15,311	17,561	8,227	10,719
Cost of sales:
SCR services	5,546	7,641	3,000	4,976
Projects	2,817	3,372	1,475	1,904
Smart grid distribution products and services	191	1,144	191	773
Other	165	166	83	83
	8,719	12,323	4,749	7,736
Gross profit	6,592	5,238	3,478	2,983
Operating expenses:
Research and development expenses, net	237	1,129	189	541
Selling, general and administrative expenses	8,809	9,320	4,662	4,762
Total operating expenses	9,046	10,449	4,851	5,303
Operating loss	(2,454)	(5,211)	(1,373)	(2,320)
Finance expense, net	(197)	(230)	(197)	(109)
Gain on investment in GridSense	1,327	—	1,327	—
Distribution from EnerTech	135	—	—	—
Gain on sale of HangXing	—	492	—	—
Loss before taxes on income	(1,189)	(4,949)	(243)	(2,429)
Income tax benefit (expense)	(198)	(39)	(123)	26
Net loss from continuing operations	(1,387)	(4,988)	(366)	(2,403)
Loss from discontinued operations	(5,203)	—	(3,051)	—
Net loss	(6,590)	(4,988)	(3,417)	(2,403)
Net loss attributable to non-controlling interests	315	692	265	324
Net loss attributable to Acorn Energy Inc.	$(6,275)	$(4,296)	$(3,152)	$(2,079)

Basic and diluted loss per share attributable to Acorn Energy, Inc. shareholders:
From continuing operations	$(0.08)	$(0.25)	$(0.01)	$(0.12)
From discontinued operations	$(0.38)	—	$(0.20)	—
Net loss per share attributable to Acorn Energy, Inc. shareholders	$(0.45)	$(0.25)	$(0.21)	$(0.12)
Weighted average number of shares outstanding attributable to Acorn Energy Inc. – basic and diluted	13,839	17,410	15,161	17,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Acorn Energy, Inc. Shareholders’ Equity	Non- controlling interests	Total Equity
Balances as of December 31, 2010	18,068	$180	$83,596	$427	$(48,431)	$(3,036)	$637	$33,373	$8,504	$41,877
Net loss	—	—	—	—	(4,296)	—	—	(4,296)	(692)	(4,988)
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	286	286	6	292
Comprehensive loss	—	—	—	—	—	—	—	(4,010)	(686)	(4,696)
Adjustment of non-controlling interests following exercise of USSI option	—	—	600	—	—	—	—	600	(600)	—
Other	—	—	—	—	—	—	—	—	24	24
Stock option compensation	—	—	239	—	—	—	—	239	—	239
Stock option compensation of subsidiaries	—	—	—	—	—	—	—	—	145	145
Compensation to consultant granted in stock	26	*	101	—	—	—	—	101	—	101
Exercise of options	197	2	191	—	—	—	—	193	—	193
Balances as of June 30, 2011	18,291	$182	$84,727	$427	$(52,727)	$(3,036)	$923	$30,496	$7,387	$37,883

* Less than $1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six months ended June 30,
	2010	2011
Cash flows provided by (used in) operating activities:
Net loss	$(6,590)	$(4,988)
Less net loss from discontinued operations	5,203	—
Net loss from continuing operations	(1,387)	(4,988)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A):	(1,788)	1,675
Net cash used in operating activities – continuing operations	(3,175)	(3,313)

Cash flows provided by (used in) investing activities:
Investment in EnerTech	(500)	—
Restricted deposits	(1,182)	(547)
Release of restricted deposits	672	842
Loan to GridSense prior to acquisition	(200)	—
Proceeds from the sale of HangXing	—	492
Amounts funded for severance assets	(123)	(145)
Acquisitions of property and equipment	(5,592)	(438)
Acquisitions of license	(82)	—
Acquisition of USSI, net of cash acquired (See Schedule C)	7	—
Acquisition of GridSense, net of cash acquired (See Schedule D)	(1,352)	—
Acquisition of OMI (See Schedule E)	—	—
Net cash provided by (used in) investing activities – continuing operations	(8,352)	204

Cash flows provided by (used in) financing activities:
Proceeds from capital raise, net of transaction costs	11,445	—
Issuance of shares to non-controlling interests in consolidated subsidiary	2,383	—
Exercise of options and warrants	220	193
Short-term debt borrowings, net	341	374
Proceeds from borrowings of long-term debt	—	76
Repayments of long-term debt	(65)	(236)
Other	6	24
Net cash provided by financing activities – continuing operations	14,330	431

Discontinued operations:
Operating cash flows	(5,548)	—
Investing cash flows	982	—
Financing cash flows	352	—
Net cash used in discontinued operations	(4,214)	—

Effect of exchange rate changes on cash and cash equivalents	142	77
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	66	—
Net decrease in cash and cash equivalents	(1,203)	(2,601)
Cash and cash equivalents at beginning of period	11,208	7,356
Cash and cash equivalents at end of period	$10,005	$4,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six months ended June 30,
	2010	2011
A. Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	$816	$1,534
Exchange rate adjustment on amounts funded for severance assets net of exchange adjustment on accrued severance	(24)	37
Increase in liability for accrued severance	210	190
Amortization of stock-based deferred compensation	512	410
Deferred taxes	(26)	(136)
Gain on investment in GridSense	(1,327)	—
Gain on sale of HangXing	—	(492)
Other	(6)	(1)
Write-off of license	—	74
Change in operating assets and liabilities:
Increase in accounts receivable, unbilled work-in process, other current assets and other assets	(3,289)	1,237
Increase in inventory	(1,062)	(2,233)
Increase in accounts payable, accrued payroll, payroll taxes and social benefits, other current liabilities and other liabilities	2,408	1,055
	$(1,788)	$1,675
B. Non-cash items:
Adjustment of additional paid-in-capital and non-controlling interests from investment in CoaLogix by non-controlling interests	$492
Adjustment of additional paid-in-capital and non-controlling from exercise of option by Acorn in USSI	$176
Value of Acorn shares issued in the acquisition of Decision Dynamics	$5,640
Value of Acorn shares issued in the acquisition of GridSense	$1,867
Value of shares issued as compensation		$101
Adjustment of paid-in-capital and non-controlling interests from the exercise of options by Acorn in USSI		$600
Asset retirement obligations recorded in property and equipment, net		$139
Intangibles acquired (see Note 6)		$750

C. Assets/liabilities acquired in the acquisition of USSI:
Other current assets	$(55)
Property and equipment	(56)
Intangibles	(2,565)
Goodwill	(1,402)
Current liabilities	285
Prior year investment in USSI	200
Non-controlling interests	3,600
	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six months ended June 30,
	2010	2011
D.Assets/liabilities acquired in the acquisition of GridSense:
Inventory	$(833)
Other current assets	(482)
Property and equipment	(71)
Other assets	(370)
Intangibles	(2,314)
Goodwill	(3,655)
Current liabilities	2,003
Short-term and long-term debt	113
Gain on step-up of investment	1,327
Consideration paid	4,406
Less cash included in consideration paid	(1,476)
	$(1,352)

E.Assets/liabilities acquired in the acquisition of OMI:
Other current assets	(39)
Property and equipment	(41)
Intangibles	(322)
Current liabilities	402
	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the six month period ended June 30, 2010 to conform to the current period’s consolidated financial statement presentation.

On July 28, 2011, the Company entered into a Stock Purchase and Contribution Agreement pursuant to which the Company has agreed to sell all its outstanding capital stock of CoaLogix. See Note 12 - Subsequent Events.

Note 2: Recent Authoritative Guidance

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's consolidated results of operation and financial condition.

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's consolidated results of operation and financial condition.

Note 3: Inventory

	As of December 31, 2010	As of June 30, 2011
Raw materials	$1,249	$1,607
Work-in-process	2,476	4,493
Finished goods	589	472
	$4,314	$6,572

See Note 12 – Subsequent Events

Note 4: US Seismic Systems Inc. (formerly known as US Sensor Systems Inc.) (USSI)

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

The Company’s final option to invest $1,500 in USSI and increase its holdings to approximately 87% expired in May 2011. In June 2011, the Company advanced USSI $250 in contemplation of a new investment agreement.

Note 5: Non-Controlling Interests

The composition of the net income (loss) attributable to non-controlling interests (“NCI”) is as follows:

	Six months ended June 30,		Three months ended June 30,
	2010	2011	2010	2011
Net loss attributable to NCI in CoaLogix*	$(41)	$(389)	$(45)	$(157)
Net income (loss) attributable to NCI in DSIT	110	(23)	50	(24)
Net loss attributable to NCI in USSI	(384)	(280)	(270)	(143)
Net loss attributable to NCI	$(315)	$(692)	$(265)	$(324)

* See Note 12 – Subsequent Events

Note 6:  Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill from December 31, 2010 to June 30, 2011 were as follows:

	CoaLogix segment*	Energy & Sonar Security Solutions segment	GridSense segment	USSI segment	Total
Balance as of December 31, 2010	$3,714	$568	$2,709	$1,402	$8,393
Translation adjustment	—	22	125	—	147
Balance as of June 30, 2011	$3,714	$590	$2,834	$1,402	$8,540

* See Note 12 – Subsequent Events

The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2010 to June 30, 2011 were as follows:

	CoaLogix segment***		Energy & Sonar Security Solutions segment		GridSense segment		USSI segment
	SCR Technologies**		Naval Technologies		Software & Customer Relationships		Sensor Technologies
	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Total
Balance as of December 31, 2010	$5,701	$(1,739)	$560	$(207)	$2,747	$(220)	$2,565	$(107)	$9,300
Additions	750	—	—	—	—	—	—	—	750
Amortization	—	(287)	—	(41)	—	(162)	—	(64)	(554)
Write-off of license	(82)	8	—	—	—	—	—	—	(74)
Cumulative translation adjustment	—	—	22	(13)	75	(9)	—	—	75
Balance as of June 30, 2011	$6,369	$(2,018)	$582	$(261)	$2,822	$(391)	$2,565	$(171)	$9,497

*    Accumulated amortization

** SCR Technologies includes regeneration, rejuvenation and on-site cleaning technologies, Use Rights and rights of first refusal (see below).

*** See Note 12 – Subsequent Events

On June 23, 2011, SCR-Tech LLC (“SCR”) a subsidiary of CoaLogix signed a cooperation agreement with Ebinger Katalysatorservice GmbH Co. KG (“Ebinger”), a company in Germany. Ebinger is one of the developers of catalyst regeneration technology, currently operating in Europe with a licensee in Korea for the countries South Korea, China and Taiwan. Under the agreement, SCR agreed to pay $750 in two installments of $375 ($375 in July 2011 and $375 in January 2012) in exchange for the grant to SCR and its related companies to exclusively use, subject to the South Korean licensee’s rights, certain technology in China (Use Rights) and the right of first refusal to acquire a majority interest of the equity ownership or assets of Ebinger. The Company has allocated $550 to the Use Rights (which will be amortized over the seven year exclusivity period) and $200 to the right of first refusal (which will be amortized over the three year life of the right of first refusal). The Use Rights continue beyond the seven-year period as non-exclusive rights.

In April 2010, CoaLogix signed an agreement to acquire a license to use certain technology developed by a third-party for $82. The license agreement was terminated by CoaLogix in May 2011. Accordingly, CoaLogix wrote-off the $74 unamortized balance of the license.

All intangible assets are being amortized over their estimated useful lives, whose weighted average lives were estimated to be ten years for CoaLogix SCR Technologies, seven years for Naval Technologies, ten years for GridSense Software and Customer Relationships and twenty years for USSI Sensor Technologies. Amortization expense for each of the six months ended June 30, 2010 and 2011 amounted to $405 and $554, respectively.  Amortization expense with respect to intangible assets is estimated to be $1,243, $1,227, $1,178, $1,061 and $989 for each of the years ending June 30, 2012 through 2016.

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

Note 8:  Stock Options and Warrants

 (a) Acorn Stock Options

A summary of stock option activity for the six months ended June 30, 2011 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,817,665	$3.69
Granted	66,666	$3.70
Exercised	(197,385)	$2.57
Forfeited or expired	(314,615)	$2.97
Outstanding at June 30, 2011	1,372,331	$4.02	3.9 years	$750
Exercisable at June 30, 2011	1,241,080	$4.11	4.0 years	$609

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

The weighted average grant date fair value of the 66,666 stock options granted during the first six months of 2011 was $1.86 per share. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	61%
Expected term (years)	4.5
Risk free interest rate	2.0%
Expected dividend yield	None

(b) Stock-based compensation expense

Total stock-based compensation expense included in the Company’s statements of operations for the three and six months ended June 30, 2010 and 2011, respectively, was:

	Six months ended June 30,		Three months ended June 30,
	2010	2011	2010	2011
Cost of sales	$9	$16	$4	$8
Selling, general and administrative expenses*	503	394	293	187
Total stock based compensation expense	$512	$410	$297	$195

* In 2011, includes $13 and $26 with respect to stock granted to a consultant for the three and six months ended June 30, 2011, respectively.

(c) Warrants

A summary of stock warrants activity for the six months ended June 30, 2011 is as follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2010	313,806	$4.29	2.2 years
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding and exercisable at June 30, 2011	313,806	$4.29	1.7 years

Note 9: Warranty Provision

The following table summarizes the changes in accrued warranty liability from the period from December 31, 2010 to June 30, 2011:

Gross Carrying Amount
Balance at December 31, 2010	$412
Warranties issued	27
Adjustment of provision	(68)
Warranty claims	(15)
Balance at June 30, 2011*	$356

* $154 of the warranty provision is included in Other Current Liabilities and $202 in Other Liabilities at June 30, 2011.

The Company’s warranty provision is based upon the Company’s estimate of costs to be incurred during the warranty period.

Note 10: Fair Value Measurement

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at June 30, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,755	$—	$—	$4,755
Restricted deposits – current and non-current	1,736	—	—	1,736
Derivative assets	42	—	—	42
Total	$6,533	$—	$—	$6,533

	As at December 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,356	$—	$—	$7,356
Restricted deposits – current and non-current	2,010	—	—	2,010
Derivative assets	93	—	—	93
Total	$9,459	$—	$—	$9,459

Derivative assets that are classified in Level 1 consist of hedging contracts for the purchase of NIS for which market prices are readily available. Unrealized gains or losses from such hedging contracts are recorded in Finance expense, net.

Note 11: Segment Information

The Company currently operates in four operating segments:

(1)
The Company’s CoaLogix segment provides air pollution control services through selective catalytic reduction (“SCR”) catalyst and management services by the Company’s CoaLogix subsidiary. SCR systems are used by coal-fired power plants to reduce nitrogen oxides (NOx) emissions. See Note 12 – Subsequent Events.

(2)
Energy & Security Sonar Solutions whose activities are focused on the following areas – sonar and acoustic related solutions for energy, defense and commercial markets and includes other real-time and embedded hardware & software development and production. Energy & Security Sonar Solutions activities are provided through the Company’s DSIT Solutions Ltd. (“DSIT”) subsidiary.

(3)
The Company’s GridSense segment provides Smart Grid Distribution Automation products and services.  As these activities were acquired in May 2010, there are only partial results reported for these activities for the three and six month periods ended June 30, 2010.

(4)
The Company’s USSI segment provides Energy and Security Sensor Systems.  USSI's primary focus is to develop and produce fiber optic sensing systems for the energy and security markets.  As these activities were effectively acquired in February 2010, there are only partial comparative results reported for these activities for the six month period ended June 30, 2010.

Other operations include various operations in DSIT that do not meet the quantitative thresholds under applicable accounting principles.

	CoaLogix*	Energy & Security Sonar Solutions	GridSense	USSI	Other	Total
Six months ended June 30, 2011:
Revenues from external customers	$10,359	$4,032	$2,140	$248	$782	$17,561
Intersegment revenues	—	—	—	—	—	—
Segment gross profit (loss)	2,718	1,386	996	(297)	435	5,238
Stock compensation expense	145	—	—	—	—	145
Depreciation and amortization expense	1,132	98	180	109	13	1,532
Segment income (loss) before income taxes	(1,404)	(270)	(1,058)	(1,254)	235	(3,751)

Six months ended June 30, 2010:
Revenues from external customers	$9,333	$4,815	$517	$32	$614	$15,311
Intersegment revenues	—	—	—	—	—	—
Segment gross profit	3,787	2,256	327	10	212	6,592
Stock compensation expense	213	—	—	—	—	213
Depreciation and amortization expense	589	88	63	64	12	816
Segment income (loss) before income taxes	(204)	970	(324)	(436)	4	10

Three months ended June 30, 2011:
Revenues from external customers	$6,612	$2,006	$1,499	$205	$397	$10,719
Intersegment revenues	—	—	—	—	—	—
Segment gross profit (loss)	1,636	673	726	(288)	236	2,983
Stock compensation expense	75	—	—	—	—	75
Depreciation and amortization expense	528	48	91	52	6	725
Segment income (loss) before income taxes	(568)	(239)	(236)	(738)	117	(1,664)

Three months ended June 30, 2010:
Revenues from external customers	$4,855	$2,534	$517	$32	$289	$8,227
Intersegment revenues	—	—	—	—	—	—
Segment gross profit	1,855	1,208	327	10	78	3,478
Stock compensation expense	92	—	—	—	—	92
Depreciation and amortization expense	305	44	63	51	6	469
Segment income (loss) before income taxes	(224)	509	(324)	(309)	(3)	(351)

* See Note 12 – Subsequent Events

Reconciliation of Segment Income (Loss) to Consolidated Net Loss

	Six months ended June 30,		Three months ended June 30,
	2010	2011	2010	2011
Total income (loss) for reportable segments	$6	$(3,986)	$(348)	$(1,781)
Other operational segment income (loss)	4	235	(3)	117
Total operating income (loss)	10	(3,751)	(351)	(1,664)
Non-controlling interests	315	692	265	324
Gain on sale of HangXing	—	492	—	—
Gain on investment in GridSense	1,327	—	1,327	—
Distribution from EnerTech	135	—	—	—
Income tax benefit (expense)*	(198)	(39)	(123)	26
Loss from discontinued operations	(5,203)	—	(3,051)	—
Net loss of corporate headquarters and other unallocated costs**	(2,661)	(1,690)	(1,219)	(765)
Net loss attributable to Acorn Energy Inc.	$(6,275)	$(4,296)	$(3,152)	$(2,079)

*   Tax expense in 2010 relates to DSIT's consolidated net income. Tax expense in 2011 relates primarily to Chinese withholding taxes on the sale of HangXing (see Note 7).

** Includes stock compensation expense of $299 and $239 for the six month periods ending June 30, 2010 and 2011, respectively. Includes stock compensation expense of $154 and $120 for the three-month periods ending June 30, 2010 and 2011, respectively.

Note 12: Subsequent Events

Sale of CoaLogix

On July 28, 2011, the Company entered into a Stock Purchase and Contribution Agreement (the “Stock Purchase Agreement”) with EnerTech Capital Partners III L.P. (“EnerTech”), certain management employees of CoaLogix (collectively with the Company, the “Sellers”), CoaLogix and CoaLogix Holdings, Inc. (the “Buyer”) pursuant to which the Sellers have agreed to sell all the outstanding capital stock of CoaLogix to the Buyer for $101 million in cash. The sale price of $101 million is before certain adjustments, including the assumption of certain debt of CoaLogix.

The Company owns approximately 65% of CoaLogix on a fully diluted basis and is expected to receive net proceeds of approximately $61.8 million before taxes from the sale.

The Stock Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions and is subject to customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is expected to close in the third quarter of 2011.

The Company will continue to consolidate CoaLogix’ results from operations until the close of the transaction.  Following the close of the transaction, all of CoaLogix’ historic results will be included in discontinued operations.

See the Company’s CoaLogix segment (Note 11) for the operating results of CoaLogix for the three and six months ending June 30, 2011. The carrying amounts of CoaLogix’ assets and liabilities on the Company’s balance sheet as at June 30, 2011 are as follows:

Current assets:
Cash and cash equivalents	$1,363
Restricted deposits	108
Accounts receivable	1,521
Unbilled revenue and work-in-process	2,522
Inventory	5,224
Other current assets	1,071
Total current assets	11,809
Property and equipment, net	9,931
Intangible assets, net	4,351
Goodwill	3,714
Other assets	72
Total assets	$29,877

Current liabilities:
Short-term bank credit and current maturities of long-term bank debt	$723
Accounts payable	4,043
Accrued payroll, payroll taxes and social benefits	379
Other current liabilities	2,364
Total current liabilities	7,509
Long-term liabilities:
Long-term debt	75
Other long-term liabilities	468
Total long-term liabilities	543
Total liabilities	$8,052

Renewal of Loan Agreement by CoaLogix

On July 25, 2011, CoaLogix and its subsidiaries entered into an Amended and Restated Loan and Security Agreement with its bank with an effective date of July 1, 2011. Under the agreement, the credit facility was extended for the $4 million formula based line of credit. The credit facility was also modified to add a $3 million term loan, and to remove a $1 million non-formula based line-of-credit.  Prior to advances on the term loan, CoaLogix is required to receive new equity or subordinated debt from its investors in an amount equal to or in excess of one-third of the amount of such term loan. The Company and EnerTech, have committed to loan such capital to CoaLogix (in July 2011, the Company and EnerTech lent $364 and $146, respectively to CoaLogix). The formula based line-of-credit matures June 30, 2012 and has an interest rate of the greater of 1.50% above prime rate or 5.50%. The term loan is available through July 15, 2012, matures July 15, 2014, and has an interest rate of the greater of 2.50% above prime rate or 6.50%. The maximum amount of outstanding credit under the facility remains at $5 million.

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

The financial results of GridSense are included in our consolidated financial statements effective May 12, 2010. Accordingly, there are only partial results reported for these activities for the three and six month periods ended June 30, 2010. The financial results of USSI are included in our consolidated financial statements effective February 23, 2010. Accordingly, there are only partial results reported for these activities for the six month period ended June 30, 2010.

	Six months ended June 30,		Three months ended June 30,
	2010	2011	2010	2011
CoaLogix*	$9,333	$10,359	$4,855	$6,612
DSIT Solutions	5,429	4,814	2,823	2,403
GridSense	517	2,140	517	1,499
USSI	32	248	32	205
Total	$15,311	$17,561	$8,227	$10,719

* See Recent Developments – Sale of CoaLogix

BACKLOG

As of June 30, 2011, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

Backlog at
June 30,
2011
CoaLogix*	$10.0
DSIT Solutions	5.4
GridSense	3.4
USSI**	1.1
Total	$19.9

* See Recent Developments – Sale of CoaLogix
** See Recent Developments – New Orders

RECENT DEVELOPMENTS

ACORN

Sale of CoaLogix

On July 28, 2011, Acorn entered into a Stock Purchase and Contribution Agreement (the “Stock Purchase Agreement”) with EnerTech Capital Partners III L.P. (“EnerTech”), certain management employees of CoaLogix (collectively with Acorn, the “Sellers”), CoaLogix and CoaLogix Holdings, Inc. (the “Buyer”) pursuant to which the Sellers have agreed to sell all the outstanding capital stock of CoaLogix to the Buyer for $101 million in cash. The sale price of $101 million is before certain adjustments, including the assumption of certain debt of CoaLogix.

Acorn owns approximately 65% of CoaLogix on a fully diluted basis and is expected to receive net proceeds of approximately $61.8 million before taxes from the sale.

The Stock Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions and is subject to customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is expected to close in the third quarter of 2011.

Subordination Agreement

On July 15, 2011, Acorn, CoaLogix and its subsidiaries and EnerTech entered into a Subordination Agreement with CoaLogix’ bank. Under the Subordination Agreement, debt received from CoaLogix investors as required under the term loan portion of credit facility with CoaLogix’ bank is subordinated to the bank.

COALOGIX

Cooperation Agreement with Ebinger

On June 23, 2011, SCR-Tech LLC (“SCR”) a subsidiary of CoaLogix signed a cooperation agreement with Ebinger Katalysatorservice GmbH Co. KG (“Ebinger”), a company in Germany. Ebinger is one of the developers of catalyst regeneration technology, currently operating in Europe with a licensee in Korea for the countries South Korea, China and Taiwan. Under the agreement, SCR agreed to pay $750,000 in two installments of $375,000 ($375,000 which was paid in July 2011 and $375,000 which is due in January 2012) in exchange for a right of first refusal to acquire a majority interest of the equity ownership or assets of Ebinger and the grant to SCR and its related companies to exclusively use, subject to the South Korean licensee’s rights, certain technology in China. The China Use Rights continue beyond the seven-year exclusivity period as non-exclusive rights. Under the agreement, both parties also agreed to cooperate in matters of marketing, customer development, market research and development and technological research and development.

Amended and Restated Loan and Security Agreement

    On July 25, 2011, CoaLogix and its subsidiaries entered into an Amended and Restated Loan and Security Agreement with its bank with an effective date of July 1, 2011. Under the agreement, the credit facility was extended for the $4 million formula based line-of-credit.  The credit facility was also modified to add a $3 million term loan, and to remove a $1 million non-formula based line-of-credit.  Prior to advances on the term loan, CoaLogix is required to receive new equity or subordinated debt from its investors in an amount equal to or in excess of one-third of the amount of such term loan. Acorn and EnerTech have committed to loan such capital to CoaLogix.  The formula based line-of-credit matures June 30, 2012 and has an interest rate of the greater of 1.50% above prime rate or 5.50%. The term loan is available through July 15, 2012, matures July 15, 2014, and has an interest rate of the greater of 2.50% above prime rate or 6.50%. The maximum amount of outstanding credit under the facility remains at $5 million.

USSI

Change of Name

Effective May 9, 2011, USSI changed its name from US Sensor Systems Inc. to US Seismic Systems Inc. The change was to eliminate confusion with another California company with a similar name and to have the name better reflect the company’s focus on seismic systems for Oil & Gas applications.

New Orders

In early July 2011, USSI announced the receipt of two additional orders for its seismic sensor systems. One was for a custom downhole seismic system from a leading international oilfield seismic equipment company and the other was from a leading domestic oilfield seismic service company. Together, the two orders increased USSI’s backlog to over $1.8 million. Both systems are trial projects with their respective companies which if successful, could develop into multi-million dollar annual follow-up orders.

GRIDSENSE

New Lease Agreement

In early July 2011, GridSense entered into a lease agreement to add approximately 5,000 square feet of floor space to its existing facility in West Sacramento, California.  The terms of the lease agreement involve a substantially below market rate for the first 12 months which adjusts to a fair market rate for the remaining 48 month lease term.  GridSense was also given the option to terminate the lease agreement after 24 months.  The added floor space is necessary to accommodate increased production activity as well as the planned transfer of production from the company’s Sydney, Australia office in order to capitalize on cost advantages in the US.

OVERVIEW AND TREND INFORMATION

During the 2011 period included in this report, we had operations in four reportable segments. Our CoaLogix segment provides air pollution control services by offering selective catalytic reduction (“SCR”) catalyst and management services to fossil fueled power plants. Our Energy & Security Sonar Solutions segment is focused on sonar and acoustic related solutions for energy, defense and commercial markets and includes other real-time and embedded hardware & software development and production. Energy & Security Sonar Solutions activities are provided through our DSIT Solutions Ltd. subsidiary. DSIT also has other operations that do not meet the quantitative thresholds under applicable accounting principles to be reported as a separate segment. Our GridSense segment provides Smart Grid Distribution Automation products and services.  As these activities were acquired in May 2010, there are only partial results reported for these activities for the three and six month periods ended June 30, 2010. Our USSI segment provides Energy and Security Sensor Systems for the energy and security markets.   As these activities were effectively acquired in February 2010, there are only partial results reported for these activities for the six month period ended June 30, 2010.

The following analysis should be read together with the segment information provided in Note 11 to the interim unaudited consolidated financial statements included in this quarterly report.

CoaLogix  (See Recent Developments – Sale of CoaLogix)

Our CoaLogix segment reported increased revenues in the first half of 2011 as compared to both the first half of 2010 and the first quarter of 2011.

First half 2011 revenues of $10.4 million represent an increase of approximately $1.0 million or 11% as compared to the first half of 2010. Second quarter 2011 revenues ($6.6 million) also reflects an increase of $1.8 million or 36% compared to second quarter 2010 revenues of $4.9 million and a $2.9 million increase (76%) as compared to the first quarter of 2011. The increase in revenues as compared to the first half of 2010 was due to having the Steele Creek plant operational since August 2010. The increased revenues as compared to the first quarter of 2011 was due to increased demand following the decision by potential customers to temporarily postpone certain catalyst regeneration jobs in the first quarter of 2011. During the quarter CoaLogix applied most of its production capacity toward revenue projects; accordingly, its inventory of modules decreased slightly.

While revenues increased in the first half of 2011, gross profit in the first half of 2011 decreased by approximately $1.1 million, or 28%, compared to first half 2010 gross profit. The decrease in gross profit was due to decreased gross margins which decreased from 41% for the 2010 period to 26% in the 2011 period. The decrease in first half 2011 gross margin as compared to first half 2010 was due to additional operating costs related to the Steele Creek plant becoming operational, but not yet at its planned capacity for efficiencies. We expect gross margins to increase over the balance of 2011 and into 2012 as throughput capacity is added.

During the first half of 2011, CoaLogix recorded approximately $3.9 million of selling, general and administrative (SG&A) expense as compared to approximately $4.0 million recorded during the first half of 2010. The decrease in SG&A in the first half of 2011 compared with the first half of 2010 was primarily due to the recording of a provision for the settlement of the lawsuit with EES combined with higher lawsuit related legal costs during the 2010 period which offset increased wages expense and other administrative costs associated with continued growth of the company. SG&A costs increased from $1.8 million in the first quarter of 2011 to $2.0 million in the second quarter of 2011. The increase in SG&A costs as compared to the first quarter was due to additional personnel costs and sales commissions during the period.

During the quarter, CoaLogix received new orders totaling $9.5 million and at the end of June 2011 had a backlog of $10.0 million. We expect CoaLogix’ revenues to continue to increase for the remainder of 2011 as it continues to penetrate the local U.S. regeneration market. This is based upon increasing levels of proposals (both in dollar value and absolute quantity) being made by CoaLogix for regeneration projects. We also expect to increase capacity at the Steele Creek plant as a result of improved efficiencies.

On June 23, 2011, SCR-Tech LLC (“SCR”) a subsidiary of CoaLogix signed a cooperation agreement with Ebinger Katalysatorservice GmbH Co. KG (“Ebinger”), a company in Germany. Ebinger is one of the developers of catalyst regeneration technology, currently operating in Europe with a licensee in Korea for the countries South Korea, China and Taiwan. Under the agreement, SCR agreed to pay $750,000 in two installments of $375,000 ($375,000 which was paid in July 2011 and $375,000 in January 2012) in exchange for the grant to SCR and its related companies to exclusively use, subject to the South Korean licensee’s rights, certain technology in China (Use Rights) and a right of first refusal to acquire a majority interest of the equity ownership or assets of Ebinger. The Use Rights continue beyond the seven-year exclusivity period as non-exclusive rights. Under the agreement, both parties also agreed to cooperate in matters of marketing, customer development, market research and development and technological research and development.

The lease at CoaLogix’ Mt. Holly facility expires in June 2012. While CoaLogix has an option to continue to operate at this site, it is evaluating other options such as expanding production at the Steele Creek facility and construction of an additional production facility. CoaLogix is exploring possible expansion in the Midwestern U.S. and has received approval for state incentives from Ohio comprised of a $2.5 million grant and $6.3 million loan for possible expansion. CoaLogix is in the process of analyzing its options with respect to further expansion.

DSIT Solutions

DSIT reported slightly decreased revenues in the first half of 2011 as compared to the first half of 2010 as well as decreased gross profit, gross margin and net income. DSIT's revenues of $4.8 million for the half represent a decrease of approximately $0.6 million or 11% as compared to the first half of 2010. Second quarter 2011 revenues were unchanged compared to first quarter 2011 revenues ($2.4 million for each quarter). The decrease in revenues from the first half of 2010 was due to decreased revenues in our Energy & Sonar Security Solutions segment which reported first half 2011 revenues of $4.0 million compared to $4.8 million in the first half of 2010. The decrease in revenues was due to the completion of an AquaShieldTM DDS project in the end of 2010 without another project to replace those lost revenues. Furthermore, work on another AquaShieldTM DDS project slowed down in the first half of 2011 due to the delay in an expected follow-up order of a large expansion to the project changing the configuration of the already ordered DDS systems.

DSIT's gross profit in the first half of 2011 decreased by approximately $0.6 million or 26% compared to first half 2010 gross profit. The decrease in gross profit was attributable to the abovementioned reduction in revenues as well as reduced gross margins. Gross margins decreased in the first half of 2011 to 38% as compared to 45% in the first half of 2010. The decrease in gross margin was attributable to decreased margins in a number of non-Naval projects in our Energy & Sonar Security Solutions segment encountering technological difficulties which cause greater than expected labor costs to bring the projects to completion. In addition, the slow-down of work on an AquaShieldTM DDS project caused deterioration in the gross margin associated with that project.

During the first half of 2011, DSIT recorded approximately $1.6 million of selling, general and administrative (SG&A) expense, an increase of $0.2 million (14%) over the $1.4 million recorded in the first half of 2010.  Second quarter 2011 SG&A expense also increased approximately $270,000 over first quarter 2011 SG&A expense. These increases were due primarily to increased marketing costs which included increased personnel, participation in several exhibitions and product demonstrations.

At December 31, 2010, DSIT had a backlog of projects of approximately $6.4 million. During the first half of 2011, we received new orders totaling approximately $2.9 million and at the end of June 2011 had a backlog of approximately $5.4 million. DSIT’s growth and profitability for 2011 depends upon the anticipated receipt of a major order for sonar systems. If this order is received later than expected, we will need to take certain cost cutting measures in order to maintain profitability. There is no assurance that such cost cutting measures will be sufficient to assure profitability.

GridSense

In accordance with applicable accounting standards, we began consolidating the results of GridSense beginning May 12, 2010, the date we acquired the outstanding GridSense shares not previously owned by us. Accordingly, comparative results for GridSense to the three and six month periods ended June 30, 2010 are of limited value.

In June 2011, GridSense received an order from a leading electric utility in the Southeastern USA to use GridSense’s TransformerIQTM to monitor over 2,000 transformers in one metropolitan country of its service territory. This project is expected to be a showcase for Smart Grid distribution optimization demonstrating the scalability and impact of affordable monitoring solutions on electric reliability. The American Recovery and Reinvestment Act provided half the funding for this project.

In the first half of 2011 GridSense reported revenues of $2.1 million, of which $1.5 million was recorded in the second quarter of 2011 as compared to $0.6 million recorded in the first quarter of 2011. This represents an increase of $0.9 million (134%) compared to first quarter 2011 revenues. GridSense reported increased revenues in both Australia and the USA. The increased revenues in Australia were primarily attributable to seasonality factors as Australian utilities were using up their annual budget allocations. Increased revenues in the USA were driven by the aforementioned order for GridSense’s TransformerIQTM, though the bulk of this order will be supplied over the balance of 2011.

Gross profit for the six months ended June 30, 2011 was $1.0 million ($0.7 million in the second quarter of 2011 and $0.3 million in the first quarter of 2011), with the increase in gross profit primarily attributable to the increase in sales. Gross margin during the first half of 2011 was 47% (48% in the second quarter of 2011 and 42% in the first quarter of 2011). The increase in the gross margin was attributable to fixed costs being spread over increased sales and increased sales of higher margin products.

We believe that GridSense continues to have a strong sales pipeline and will continue to receive large-scale projects in the future, although due to the long sales cycle which characterizes the electric utility industry there may be delays in getting awarded large contracts.

USSI

In accordance with applicable accounting standards, we began consolidating the results of US Sensor Systems Inc. ("USSI") beginning February 23, 2010. Accordingly, comparative results for USSI to the six month period ended June 30, 2010 are of limited value.

In the first half of 2011, USSI continued to focus on customer “proof-of-concept” contracts for its major product lines (4D reservoir & shale gas monitoring, fiber optic perimeter security systems and underwater security systems for diver detection).  During the second quarter of 2011, USSI began to deliver on these “proof-of-concept” contracts and recorded $205,000 of revenue as compared to $43,000 of revenue in the first quarter of 2011. However, at the end of the second quarter and the beginning of the third quarter of 2011, USSI received three additional “proof-of concept” contracts valued at over $1.6 million from several major oilfield service and equipment companies. USSI expects to deliver on these contracts over the next 12 months. USSI’s gross profit continues to be negative as it works through these “proof-of-concept” contracts. This trend should reverse itself as the company transitions from development to production.

In connection with the expected growth at USSI in the second half of 2011, the company has moved into new leased facilities with approximately 21,000 square feet of office, production and warehouse space in Chatsworth, California in the San Fernando Valley. The new facilities more than quadrupled USSI’s workspace in anticipation of future growth. In addition, USSI has grown its employee base from seven at the end of 2010 to 13 full-time employees and three part-time employees as of June 30, 2011.  USSI added two full-time employees to its Research and Development team as well as four full-time and three part-time employees to its Operations unit to accommodate the anticipated future growth in customer contracts.

USSI continues to grow its sales pipeline and pipeline of pilot projects in all its major product lines, and anticipates significant growth in revenues for the balance of 2011 and into 2012.

Corporate

Corporate general and administrative expense in the first half of 2011 reflected a $1.0 million decrease to $1.6 million as compared to $2.6 million of expense in the first half of 2010. The decrease is due primarily to bonuses recorded in the first half of 2010 combined with increased professional fees associated with the SEC inquiry and our GridSense and USSI acquisitions in that period. Corporate general and administrative expense was $0.9 million in the first quarter of 2011 and $0.7 million in the second quarter. We expect our third and fourth quarter corporate general and administrative costs to increase as a result of increased professional fees and costs associated with our sale of CoaLogix (See Recent Developments – Sale of CoaLogix). We further expect that in 2012, under our current structure and level of activities, our continuing quarterly corporate general and administrative costs will return to current levels.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the six and three month periods ended June 30, 2010 and 2011, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components.  For segment data see Note 11 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

The financial results of GridSense are included in our condensed consolidated financial statements effective May 12, 2010. The financial results of USSI are included in our condensed consolidated financial statements effective February 23, 2010. In addition, in December 2010, we sold our interests in Coreworx. Those results are reflected below as discontinued operations.

	Six months ended June 30,					Three months ended June 30,
	2010		2011		Change	2010		2011		Change
					From					From
		% of		% of	2010 to		% of		% of	2010 to
	($,000)	Sales	($,000)	Sales	2011	($,000)	Sales	($,000)	Sales	2011
Sales	$15,311	100%	$17,561	100%	15%	$8,227	100%	$10,719	100%	30%
Cost of sales	8,719	57	12,323	70	41	4,749	58	7,736	72	63
Gross profit	6,592	43	5,238	30	(21)	3,478	42	2,983	28	(14)
R&D expenses, net	237	2	1,129	6	376	189	2	541	5	186
SG&A expenses	8,809	58	9,320	53	6	4,662	57	4,762	44	2
Operating loss	(2,454)	(16)	(5,211)	(30)	112	(1,373)	(17)	(2,320)	(22)	69
Finance expense, net	(197)	(1)	(230)	(1)	17	(197)	(2)	(109)	(1)	(45)
Dividends from EnerTech	135	1	—		(100)	—		—
Gain on investment in GridSense	1,327	9	—		(100)	1,327	16	—		(100)
Gain on sale of HangXing	—		492	3		—		—
Loss before taxes on income	(1,189)	(8)	(4,949)	(28)	316	(243)	(3)	(2,429)	(23)	900
Taxes on income	(198)	(1)	(39)	0	(80)	(123)	(1)	26	0	(121)
Loss from continuing operations	(1,387)	(9)	(4,988)	(28)	260	(366)	(4)	(2,403)	(22)	557
Loss from discontinued operations	(5,203)	(34)	—		(100)	(3,051)	(37)	—		(100)
Net loss	(6,590)	(43)	(4,988)	(28)	(24)	(3,417)	(42)	(2,403)	(22)	(30)
Net loss attributable to non-controlling interests	315	2	692	4	120	265	3	324	3	22
Net loss attributable to Acorn Energy Inc.	$(6,275)	(41)	$(4,296)	(24)	(32)	$(3,152)	(38)	$(2,079)	(19)	(34)

Revenues.  Revenues in the first half of 2011 increased by $2.3 million or 15% from $15.3 million in the first half of 2011 to $17.6 million in the first half of 2011. The increase in revenues is due primarily to increased revenues recorded in CoaLogix and GridSense. CoaLogix revenues increased by $1.0 million (11%) to $10.4 million compared to first half 2010 revenues of $9.3 million. GridSense revenues also increased by $1.6 million to $2.1 million compared to first half 2010 revenues of $0.5 million (GridSense 2010 revenues were only for the period since our acquisition of them in May 2010). DSIT revenues decreased by $0.6 million (11%) to $4.8 million compared to first half 2010 revenues of $5.4 million. USSI began to show traction as its revenues from “proof-of-concept” projects were nearly $250,000 after reporting negligible revenues in 2010 since our acquisition of USSI in February 2010.

The increase in CoaLogix revenues from the first half of 2010 was primarily due to having the Steele Creek plant operational since August 2010. The decrease in DSIT revenues was due primarily to the completion of an AquaShieldTM DDS project in the end of 2010 project without another project to replace those lost revenues. The increased revenues at GridSense is due to a combination of 2010 revenues being only for the period since our acquisition in May 2010 and increased traction for GridSense’s sales in the USA following its receipt of an order from a major utility in the Southeastern USA.

Gross profit. Gross profit in the first half of 2011 decreased by $1.4 million (21%) as compared to the first half of 2010. Gross profit at CoaLogix decreased by $1.1 million (28%) in the first half of 2011 compared to the first half of 2010 despite the increase in revenues over the period. The decrease in CoaLogix gross profit is attributable to the decrease in its gross margin from 41% to 26%. The reduction in CoaLogix gross margin is primarily due to additional operating costs related to the Steele Creek plant becoming fully operational, but not yet at its planned capacity for efficiencies. DSIT's first half 2011 gross profit decreased by $0.6 million (26%) over first half 2010 gross profit. The decrease in DSIT's gross profit was primarily attributable to decreased gross margins which deteriorated from 45% in 2010 to 38% in 2011. DSIT's decreased gross margins in 2011 was due to decreased margins in a number of non-Naval projects in its Energy & Sonar Security Solutions segment encountering technological difficulties which cause greater than expected labor costs to bring the projects to completion. USSI gross profit continues to be negative as it transitions from development to production as it works through its “proof-of-concept” projects. The reduced gross profits of CoaLogix and DSIT and the negative gross profit of USSI were partially offset by the gross profit of GridSense of $0.7 million in the first half of 2011.

Research and development (“R&D”) expenses. R&D expenses increased from $237,000 in the first half of 2010 to $1.1 million in the first half of 2011 partly due to R&D expense recorded at USSI and GridSense (approximately $330,000 and $275,000, respectively in 2011 as compared to approximately $130,000 and zero, respectively in the 2010 periods following our acquisition) as well as due to increased R&D costs at both DSIT and CoaLogix.

Selling, general and administrative expenses (“SG&A”).  SG&A costs in the first half of 2011 increased by $0.5 million as compared to the first half of 2010. The increase is due to the inclusion of GridSense and USSI SG&A costs of $1.7 million and $0.6 million in the first half of 2011 as compared to $0.6 million and $0.3 million, respectively, in the periods following our acquisition of them in 2010. CoaLogix’ SG&A costs of $3.9 million in the first half of 2011 reflects a slight decrease of $0.1 million as compared to the $4.0 million recorded in the first half of 2010. The decrease in SG&A in the first half of 2011 compared with the first half of 2010 was primarily due to the recording of a provision for the settlement of the lawsuit with EES combined with higher lawsuit related legal costs during the 2010 period which offset increased wages expense and other administrative costs associated with continued growth of the company.  DSIT’s SG&A increased slightly ($0.2 million) from $1.4 million in the first half of 2010 to $1.6 million in the first half of 2011. DSIT’s increased SG&A costs are associated with increased marketing costs (both increased personnel and product demonstrations). Corporate general and administrative costs decreased by $1.0 million from $2.6 million in the first half of 2010 to $1.6 million in the first half of 2011. The decreases were primarily due to non-recurring 2010 costs such as bonuses and professional fees associated with our 2010 acquisitions as well as decreased administrative and salary costs and other professional fees.

Gain on sales of HangXing. In March 2011, we sold our 25% interest in HangXing International Automation Engineering Co. Ltd. (“HangXing”) back to the majority owner, China Aero-Polytechnology Establishment for $492,000.  Our investment of approximately $250,000 in HangXing was made in 1995. The investment was entirely written-off in 1999.

Loss from discontinued operations. In December 2010, we entered into an agreement to sell all of our common stock in Coreworx to a management buyout group consisting of Coreworx’ management and certain employees and other investors. As a result, all of Coreworx’ activity for 2010 (a net loss of $3.1 million and $5.2 million for the three and six month periods ended June 30, 2010, respectively) is presented as a loss from discontinued operations.

Net loss.  We had a net loss of $4.3 million in the first half of 2011 compared with net loss of $6.3 million in the first half of 2010. Our loss in 2011 was primarily due to losses from our operating companies. CoaLogix, DSIT, GridSense and USSI losses for the period were of $1.4 million, $0.2 million, $1.1 million and $1.3 million, respectively. Corporate expenses of $1.6 million were partially offset by the $0.5 million gain on the sale of our interest in HangXing and the non-controlling interest share of our subsidiary losses of $0.7 million.

Liquidity and Capital Resources

As of June 30, 2011, we had working capital of $10.7 million, including $4.8 million of non-restricted cash and cash equivalents. Our working capital includes restricted deposits of approximately $1.6 million.  Net cash decreased during the six months ended June 30, 2011 by $2.6 million, of which approximately $3.3 million was used in operating activities. The primary use of cash in operating activities during the first six months of 2011 was the cash used in operations by our subsidiaries ($0.5 million, $1.3 million and $0.9 million used by CoaLogix, USSI and GridSense, respectively) in their operations combined with the $1.6 million of cash used in our corporate operating activities. This was partially offset by the $1.0 million of cash provided by DSIT’s operating activities during the period.

Net cash provided by investment activities of $0.2 million was primarily from the proceeds from the sale of our interest in HangXing ($0.5 million) and the release, net of $0.3 million of restricted deposits during the period. This was partially offset by the $0.4 million used for the acquisition of property and equipment during the period.

Net cash of $0.4 million was provided by financing activities, primarily from the proceeds of short and long-term debt ($0.4 million) and the proceeds from the exercise of options ($0.2 million). This was offset by repayment of long-term debt of $0.2 million.

At June 30, 2011, CoaLogix was utilizing $700,000 of its formula based line-of-credit. The credit facility is subject to certain financial covenants. CoaLogix was in compliance with its financial covenants at June 30, 2011.

On July 25, 2011, CoaLogix and its subsidiaries entered into an Amended and Restated Loan and Security Agreement with its bank effective July 1, 2011. Under the agreement, the credit facility was extended for the $4 million formula based line-of-credit and the $1 million non-formula based line-of-credit to be used for letters of credit. The credit facility was also modified to add a $3 million term loan, and to remove a $1 million non-formula based line-of-credit.  Prior to advances on the term loan, CoaLogix is required to receive new equity or subordinated debt from its investors in an amount equal to or in excess of one-third of the amount of such term loan. The formula based line-of-credit matures June 30, 2012 and has an interest rate of the greater of 1.50% above prime rate or 5.50%. The term loan is available through July 15, 2012, matures July 15, 2014, and has an interest rate of the greater of 2.50% above prime rate or 6.50%. The maximum amount of outstanding credit under the facility remains at $5 million.

On July 31, 2011, CoaLogix had approximately $0.5 million of cash on hand (including approximately $0.1 million of restricted cash) and was utilizing $0.7 million of its lines-of-credit. In July 2011, CoaLogix received $500,000 of subordinated loans from its investors ($364,000 from Acorn and $136,000 from EnerTech) in advance of CoaLogix accessing the $3 million term loan associated with CoaLogix’ Amended and Restated Loan and Security Agreement with its bank.

We believe that CoaLogix will have sufficient liquidity to finance its operating activities over the next 12 months. This is based on continued utilization of its line-of-credit, the loans from its investors and the availability of the term loan noted above combined with expected improvement of operating results from anticipated growth in sales. Expansion of production at the Steele Creek facility and a new facility in the Midwestern US will require additional capital which is expected to be available from cash from operations, investor loans, the abovementioned bank financing and the state incentives from Ohio comprising of a $2.5 million grant, and $6.3 million loan for possible expansion. The commencement of future business operations in China will require additional capital. The sources of such capital may be bank financing, loans or investments by some or all of CoaLogix' shareholders.  If the sale of CoaLogix (see Recent Developments – Acorn – Sale of CoaLogix) does not close, the availability and amount of any additional investment or loans from Acorn in CoaLogix may be limited by the working capital needs of Acorn’s corporate activities and other operating companies, and in such event there is no assurance that the capital needed by CoaLogix to fund its growth initiatives will be available in a timely manner and on acceptable terms.

At June 30, 2011, DSIT had approximately $1.2 million in Israeli credit lines available to it from two Israeli banks (approximately $0.6 million from each bank), of which approximately $940,000 was then being used. The lines-of-credit are subject to maintaining certain financial covenants. At June 30, 2011, DSIT was in compliance with its financial covenants.

At June 30, 2011, DSIT also had an outstanding term loan from an Israeli bank in the amount of approximately $378,000. The loan is denominated in NIS and bears interest at the rate of the Israeli prime rate per annum plus 0.9%. The loan is to be repaid over a period of 48 months of equal payments of approximately $13,000 per month (principal and interest).

As collateral for the term-loan, DSIT has deposited with an Israeli bank approximately $88,000 as a non-current restricted deposit. In addition to this restricted deposit, DSIT has also deposited with two Israeli banks approximately $1.5 million as collateral for various performance and bank guarantees for various projects as well as for its credit facilities at the banks. DSIT expects that these deposits will be released during the next twelve months, but expects to redeposit a majority of these funds again as collateral for new guarantees for new projects and for renewing its credit facilities.

On July 31, 2011, DSIT had approximately $1.2 million of restricted cash ($1.1 million current and $0.1 million non-current) and was utilizing approximately $1.1 million of its lines-of-credit.  We believe that DSIT will have sufficient liquidity to finance its activities from cash flows from its own operations over the next 12 months.  This is based on continued utilization of its line-of-credit and its operating results. However, if DSIT does not receive its anticipated major order for DDS systems in the near future, DSIT will require additional capital for its operations. Such capital could come from an additional or expansion of an existing bank line, new investment by others, investment or loan by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms. The availability and amount of any additional investment from us in DSIT may be limited by the working capital needs of our corporate activities and other operating companies.

As at July 31, 2011, GridSense had approximately $500,000 of cash on hand. GridSense is expected to continue to require working capital support while it works on increasing its sales. Acorn continues to provide funds for GridSense’s working capital needs and expects to do so in the near future. During the period from January 1, 2011 to June 30, 2011, Acorn has lent GridSense $1.3 million for its working capital needs. We have also provided additional $100,000 of loans during July 2011, and expect to have to provide some additional short-term working capital to GridSense until it begins to receive payments on its abovementioned TransformerIQTM project. We expect that GridSense will be able to repay this short-term working capital to us later in 2011 and will not require further funding beyond those amounts into 2012. However, in the long-term, we have no assurance that GridSense will be able to increase its sales and be able to reduce its need for additional financing to support its working capital needs in 2012 and beyond. Accordingly, GridSense may need additional working capital support. This support may be in the form of a bank line, additional investment or loan by Acorn, or a combination of the above.  There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms. The availability and amount of any additional investment from us in GridSense may be limited by the working capital needs of our corporate activities and other operating companies.

USSI currently has no other sources of financing other than its internally generated sales and investments by Acorn. Since January 1, 2011, we have invested $1.0 million in USSI through the exercise of our options to purchase shares of USSI common stock. While our option to invest an additional $1.5 million in USSI expired at the end of May, 2011, we have advanced USSI $250,000 in June 2011 in contemplation of another investment agreement providing that we would invest a total of $1.5 million. As of July 31, 2011, USSI had cash on hand of approximately $240,000. We have no assurance that USSI will not need additional financing from time-to-time to finance its working capital needs. Additional financing for USSI in 2011 may be in the form of a bank line, new investment by others, a loan or investment by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms. The amount of any additional investment from us in USSI may be limited by the working capital needs of our corporate activities and other operating companies.

As at July 31, 2011, the Company’s corporate operations (not including cash at any of our subsidiaries) had a total of approximately $2.1 million in cash and cash equivalents reflecting a $0.7 million decrease from the balance as of June 30, 2011. The decrease in corporate cash is due primarily to loans to CoaLogix and GridSense of $364,000 and $100,000, respectively and our corporate expenses.

We expect the transaction to close on the sale of CoaLogix during the third quarter of 2011. Following the close, we believe that the cash generated from that sale will provide more than sufficient liquidity to finance the operating activities of Acorn and the operations of its operating subsidiaries for the foreseeable future and for the next 12 months in particular.

However, if the transaction does not close, or the closing of the transaction is significantly delayed, we will need to raise additional capital in the near future in order to fund our corporate expenses and the possible capital needs of our subsidiaries. Such financing options include the possible sale of shares in Acorn or borrowing funds to provide additional liquidity to finance our US operations. There is no assurance that we would be able to raise additional funds on a timely basis and on acceptable terms.

Contractual Obligations and Commitments

Our contractual obligations and commitments at June 30, 2011 principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and potential severance obligations, investment and purchase commitments and are set forth in the table below.

	Cash Payments Due During Year Ending June 30,
	(amounts in thousands)
Contractual Obligations	Total	2012	2013- 2014	2015- 2016	2017 and thereafter
Long-term bank and utilized lines-of-credit and capital leases	$2,222	$1,874	$318	$30	$—
Operating leases	5,411	1,910	1,899	1,168	434
Potential severance obligations(1)	4,104	31	—	1,388	2,685
Purchase commitments(2)	750	750	—	—	—
Total contractual cash obligations	$12,487	$4,565	$2,217	$2,586	$3,119

We expect to finance these contractual commitments from cash on hand and cash generated from operations.

 (1) Under Israeli law and labor agreements, we are required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and ending salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies.  As of June 30, 2011, we accrued a total of $4.0 million for potential severance obligations of which approximately $2.7 million was funded with cash to insurance companies.

(2) Relates to the cooperation agreement signed by CoaLogix in June 2011. The first payment of $375,000 was made in July 2011 and the remaining payment of $375,000 is due in January 2012.  See Recent Developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit incurred to finance our operations in Israel, whose net utilization at June 30, 2011 stood at approximately $1.1 million. Our non-US dollar monetary assets and liabilities (net liabilities of approximately $0.9 million) in Israel at our DSIT subsidiary are exposed to fluctuations in exchange rates. In addition, our non-US dollar monetary assets and liabilities (net liability of approximately $0.5 million) in Australia at our GridSense subsidiary are also exposed to fluctuations in exchange rates. Furthermore, $0.3 million of our backlog of projects are contracts and orders that are denominated in NIS. Additionally, approximately $0.8 million of our backlog of projects are contracts and orders that are denominated in Australian dollars.

Our DSIT subsidiary enters into various hedging contracts which do not qualify as hedging instruments under accounting principles to try to mitigate its foreign currency exposure risks.

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
District of Connecticut, Case No. 3:08 CV 1237 (RNC) –

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

SCR-Tech’s claims involve breach of contract, tortious interference with contract, misappropriation of trade secrets, breach of fiduciary duty and usurpation of corporate opportunity.

Evonik LLC has filed a counterclaim against SCR-Tech, for unspecified damages, alleging trade libel, abuse of process and unfair and deceptive trade practices.  SCR-Tech vehemently denies the allegations of Evonik LLC’s counterclaim and will vigorously defend against them.

On February 25, 2010, the Evonik Defendants filed a motion for summary judgment on the non-existence of SCR-Tech’s trade secrets or confidential information and a motion requesting that the court stay discovery.  After a hearing before the North Carolina Business Court on March 30, 2011, the court issued its order on July 22, 2011 denying the Evonik Defendants motion for summary judgment except in respect of certain claims that SCR-Tech believes are not critical to its lawsuit.  With the issuance of the court’s order SCR-Tech anticipates the lawsuit will proceed with discovery.

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

101.1
The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and  (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#  This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: August 9, 2011

By: /s/ Michael Barth
Michael Barth
Chief Financial Officer