Form 10-Q/A
period 2011-06-30
ACORN ENERGY, INC.
filed 2011-10-25
CIK 880984

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
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2011
Common Stock, $0.01 par value per share	17,516,942 shares

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to Acorn Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011 (the “Form 10-Q”), is solely to correct errors in the XBRL (eXtensible Business Reporting Language) tagging in Exhibit 101 to the Form 10-Q by furnishing herewith a revised Exhibit 101 in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits.

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

ACORN ENERGY, INC.

Dated: October 25, 2011

	By:	/s/ Michael Barth
Michael Barth
Chief Financial Officer