Form 10-Q
period 2011-09-30
ACORN ENERGY, INC.
filed 2011-11-09
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2011
Common Stock, $0.01 par value per share	17,516,943 shares

ACORN ENERGY, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended September 30, 2011

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

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31, 2010	As of September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$6,549	$55,182
Restricted deposits	1,317	877
Funds held in escrow	—	6,308
Accounts receivable	5,273	3,561
Unbilled revenue	3,806	4,432
Inventory	1,114	1,860
Other current assets	333	513
Current assets of discontinued operations	9,424	—
Total current assets	27,816	72,733
Property and equipment, net	490	594
Severance assets	2,498	2,604
Restricted deposits	85	81
Intangible assets, net	5,339	4,880
Goodwill	4,679	4,572
Deferred taxes	302	289
Other assets	378	528
Non-current assets of discontinued operations	18,198	—
Total assets	$59,785	$86,281

LIABILITIES AND EQUITY
Current liabilities:
Short-term bank credit and current maturities of long-term bank debt	$1,308	$914
Accounts payable	2,578	2,338
Accrued payroll, payroll taxes and social benefits	1,531	1,544
Other current liabilities	3,428	5,316
Current liabilities of discontinued operations	4,372	—
Total current liabilities	13,217	10,112
Long-term liabilities:
Accrued severance	3,715	3,842
Long-term debt	302	225
Other long-term liabilities	240	191
Long-term liabilities of discontinued operations	434	—
Total long-term liabilities	4,691	4,258
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 30,000,000 shares; Issued –18,067,925 and 18,318,863 shares at December 31, 2010 and September 30, 2011, respectively	180	183
Additional paid-in capital	83,596	85,957
Warrants	427	427
Accumulated deficit	(48,431)	(11,931)
Treasury stock, at cost – 801,920 shares at December 31, 2010 and September 30, 2011	(3,036)	(3,036)
Accumulated other comprehensive income	637	324
Total Acorn Energy, Inc. shareholders’ equity	33,373	71,924
Non-controlling interests	8,504	(13)
Total equity	41,877	71,911
Total liabilities and equity	$59,785	$86,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT NET INCOME (LOSS) PER SHARE DATA)

	Nine months ended September 30,		Three months ended September 30,
	2010	2011	2010	2011
Revenues:
Projects	$8,447	$7,250	$3,189	$2,393
Smart grid distribution products and services	1,188	4,684	671	2,544
Other	360	319	157	114
	9,995	12,253	4,017	5,051
Cost of sales:
Projects	4,632	5,220	1,815	1,848
Smart grid distribution products and services	512	2,451	321	1,307
Other	249	255	84	89
	5,393	7,926	2,220	3,244
Gross profit	4,602	4,327	1,797	1,807
Operating expenses:
Research and development expenses, net	502	1,587	282	713
Selling, general and administrative expenses	7,668	8,609	2,829	3,142
Total operating expenses	8,170	10,196	3,111	3,855
Operating loss	(3,568)	(5,869)	(1,314)	(2,048)
Finance income (expense), net	(140)	46	53	262
Gain on investment in GridSense	1,327	—	—	—
Distribution from EnerTech	135	—	—	—
Gain on sale of HangXing	—	492	—	—
Loss before taxes on income	(2,246)	(5,331)	(1,261)	(1,786)
Income tax (expense) benefit	(570)	12,072	(372)	12,111
Net income (loss) from continuing operations	(2,816)	6,741	(1,633)	10,325
Loss from discontinued operations	(8,714)	(1,948)	(3,307)	(544)
Gain on the sale of discontinued operations, net of income taxes	—	30,683	—	30,683
Non-controlling interest share of loss from discontinued operations	284	540	244	151
Net income (loss)	(11,246)	36,016	(4,696)	40,615
Net loss attributable to non-controlling interests	404	484	129	181
Net income (loss) attributable to Acorn Energy, Inc.	$(10,842)	$36,500	$(4,567)	$40,796

Basic income (loss) per share attributable to Acorn Energy, Inc. shareholders:
From continuing operations	$(0.17)	$0.41	$(0.10)	$0.60
From discontinued operations	$(0.58)	$1.68	$(0.19)	$1.73
Net income (loss) per share attributable to Acorn Energy, Inc. shareholders	$(0.75)	$2.09	$(0.29)	$2.33
Weighted average number of shares outstanding attributable to Acorn Energy Inc. – basic	14,475	17,443	15,721	17,508

Diluted income (loss) per share attributable to Acorn Energy, Inc. shareholders:
From continuing operations	$(0.17)	$0.41	$(0.10)	$0.59
From discontinued operations	$(0.58)	$1.65	$(0.19)	$1.70
Net income (loss) per share attributable to Acorn Energy, Inc. shareholders	$(0.75)	$2.06	$(0.29)	$2.29
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. – diluted	14,475	17,740	15,721	17,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Acorn Energy, Inc. Shareholders’ Equity	Non- controlling interests	Total Equity
Balances as of December 31, 2010	18,068	$180	$83,596	$427	$(48,431)	$(3,036)	$637	$33,373	$8,504	$41,877
Net income from continuing operations	—	—	—	—	7,225	—	—	7,225	(484)	6,741
Net income from discontinued operations	—	—	—	—	29,275	—	—	29,275	(540)	28,735
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	(313)	(313)	(10)	(323)
Comprehensive income	—	—	—	—	—	—	—	36,187	(1,034)	35,153
Adjustment of non-controlling interests following exercise of USSI option	—	—	600	—	—	—	—	600	(600)	—
Other	—	—	—	—	—	—	—	—	30	30
Stock option compensation	—	—	276	—	—	—	—	276	—	276
Stock option compensation of subsidiaries	—	—	—	—	—	—	—	—	176	176
Deconsolidation of CoaLogix	—	—	1,193	—	—	—	—	1,193	(7,089)	(5,896)
Compensation to consultant granted in stock	26	*	101	—	—	—	—	101	—	101
Exercise of options	224	3	191	—	—	—	—	194	—	194
Balances as of September 30, 2011	18,318	$183	$85,957	$427	$(11,931)	$(3,036)	$324	$71,924	$(13)	$71,911

* Less than $1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2010	2011
Cash flows provided by (used in) operating activities:
Net income (loss) before non-controlling interests	$(11,530)	$35,476
Less net (income) loss from discontinued operations	8,714	(28,735)
Net income (loss) from continuing operations	(2,816)	6,741
Adjustments to reconcile net income (loss) to net cash used in operating activities (see Schedule A):	(2,105)	(13,355)
Net cash used in operating activities – continuing operations	(4,921)	(6,614)

Cash flows provided by (used in) investing activities:
Investment in EnerTech	(900)	—
Restricted deposits	(1,225)	(656)
Release of restricted deposits	672	1,096
Loan to GridSense prior to acquisition	(200)	—
Advances from CoaLogix prior to sale	—	(278)
Proceeds from the sale of CoaLogix net of CoaLogix cash	—	61,632
Escrow deposits from CoaLogix sale	—	(6,308)
Proceeds from the sale of HangXing	—	492
Amounts funded for severance assets	(190)	(225)
Acquisitions of property and equipment	(172)	(351)
Acquisition of USSI, net of cash acquired (See Schedule C)	7	—
Acquisition of GridSense, net of cash acquired (See Schedule D)	(1,352)	—
Acquisition of OMI (See Schedule E)	—	—
Net cash provided by (used in) investing activities – continuing operations	(3,360)	55,402
Cash flows provided by (used in) financing activities:
Proceeds from capital raise, net of transaction costs	11,467	—
Issuance of shares to non-controlling interests in consolidated subsidiary	3,010	—
Exercise of options and warrants	220	194
Short-term debt borrowings (repayments), net	797	(348)
Proceeds from borrowings of long-term debt	—	68
Repayments of long-term debt	(159)	(238)
Other	50	29
Net cash provided by (used in) financing activities – continuing operations	15,385	(295)

Discontinued operations:
Operating cash flows	(6,996)	(2,020)
Investing cash flows	(6,790)	(187)
Financing cash flows	364	1,683
Net cash used in discontinued operations	(13,422)	(524)

Effect of exchange rate changes on cash and cash equivalents	158	(143)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(82)	—
Net increase (decrease) in cash and cash equivalents	(6,242)	47,826
Cash and cash equivalents at the beginning of the period of discontinued operations	2,869	807
Cash and cash equivalents at the beginning of the period	8,339	6,549
Cash and cash equivalents at the end of the period	4,966	55,182
Cash and cash equivalents of discontinued operations	(2,392)	—
Cash and cash equivalents held by continuing operations at the end of the period	$2,574	$55,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2010	2011
A. Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	$440	$625
Exchange rate adjustment on amounts funded for severance assets net of exchange adjustment on accrued severance	28	(47)
Increase in liability for accrued severance	316	293
Amortization of stock-based deferred compensation	461	315
Deferred taxes	—	(10,697)
Gain on investment in GridSense	(1,327)	—
Gain on sale of HangXing	—	(492)
Other	19	(5)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable, unbilled work-in process, other current assets and other assets	(1,990)	874
Increase in inventory	(473)	(763)
Increase (decrease) in accounts payable, accrued payroll, payroll taxes and social benefits, other current liabilities and other liabilities	421	(3,458)
	$(2,105)	$(13,355)

B. Non-cash items:
Value of Acorn shares issued in the acquisition of GridSense	$1,867
Value of shares issued as compensation		$101
Adjustment of paid-in-capital and non-controlling interests from the exercise of options by Acorn in USSI		$600

C. Assets/liabilities acquired in the acquisition of USSI:
Other current assets	$(55)
Property and equipment	(56)
Intangibles	(2,565)
Goodwill	(1,402)
Current liabilities	285
Prior year investment in USSI	200
Non-controlling interests	3,600
	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2010	2011
D. Assets/liabilities acquired in the acquisition of GridSense:
Inventory	$(833)
Other current assets	(482)
Property and equipment	(71)
Other assets	(370)
Intangibles	(2,314)
Goodwill	(3,655)
Current liabilities	2,003
Short-term and long-term debt	113
Gain on step-up of investment	1,327
Consideration paid	4,406
Less cash included in consideration paid	(1,476)
	$(1,352)

E. Assets/liabilities acquired in the acquisition of OMI:
Other current assets	$(39)
Property and equipment	(41)
Intangibles	(322)
Current liabilities	402
	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the nine month period ended September 30, 2010 to conform to the current period’s consolidated financial statement presentation.

Note 2: Recent Authoritative Guidance

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08") that gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform Step 1 of the annual goodwill impairment test. An entity is required to perform Step 1 only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to Step 1 of the impairment test. ASU 2011-08 is effective January 1, 2012 and we do not believe that the adoption of ASU 2011-08 will have a significant effect on our results of operations or financial position.

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

Note 3: Sale of CoaLogix

On August 31, 2011 (the “Closing Date”), the Company completed its previously announced sale of its majority owned CoaLogix Inc. subsidiary (“CoaLogix”) pursuant to a Stock Purchase  Agreement (the "Stock Purchase Agreement") with EnerTech Capital Partners III L.P., certain management employees of the CoaLogix subsidiary (collectively with the Company, the "Sellers"), CoaLogix and CoaLogix Holdings, Inc. (the "Buyer"), pursuant to which the Sellers sold all the outstanding capital stock of CoaLogix to the Buyer for $101 million (subject to certain adjustments) in cash.  The Company owned approximately 65% of CoaLogix on a fully diluted basis and received $61,915 in consideration for its CoaLogix shares, of which $5,961 was deposited in an escrow account to secure possible indemnification claims which the Company expects to be released to it within one year from the Closing Date and $347 was deposited in an escrow account against a possible working capital shortfall which the Company expects to be released to it in the fourth quarter of 2011.

In connection with the sale of the Company’s shares of common stock of CoaLogix, the Company recorded a gain of $46,489. The Company also recorded income taxes of $15,806 based on a Federal income tax rate of 34%. The net gain of $30,683 is reflected in the Company’s Condensed Consolidated Statement of Operations as a “Gain on the sale of discontinued operations”. Concurrently, the Company recorded an income tax benefit of $12,000 with respect to the recognition of previously unrecognized deferred tax assets primarily associated with previous years’ net losses.

Assets and liabilities related to the discontinued operations of CoaLogix are as follows:

	December 31, 2010	August 31, 2011

Current assets:
Cash and cash equivalents	$807	$284
Restricted deposits	608	108
Accounts receivable	3,600	3,123
Unbilled revenue and work-in-process	54	587
Inventory	3,200	4,810
Other current assets	1,155	3,205
Total current assets	9,424	12,117
Property and equipment, net	10,453	9,781
Intangible assets, net	3,961	4,233
Goodwill	3,714	3,714
Other assets	70	102
Total assets	$27,622	$29,947

Current liabilities:
Short-term bank credit and current maturities of long-term bank debt	$223	$723
Accounts payable	1,969	3,046
Accrued payroll, payroll taxes and social benefits	512	442
Other current liabilities	1,668	2,753
Total current liabilities	4,372	6,964
Long-term liabilities:
Long-term debt	87	1,269
Other long-term liabilities	347	391
Total long-term liabilities	434	1,660
Total liabilities	$4,806	$8,624

CoaLogix losses for the nine and three month periods ended September 30, 2010 and  the for eight and two month periods from January 1, 2011 through the Closing Date are reflected as “Loss from discontinued operations” in the Company’s Condensed Consolidated Statements of Income. Summarized financial information for CoaLogix’ operations for the nine and three month periods ended September 30, 2010 and for the eight and two month periods ended August 31, 2011 are presented below:

	January 1, 2010 to September 30, 2010	January 1, 2011 to Closing Date	July 1, 2010 to September 30, 2010	July 1, 2011 to Closing Date

Revenues	$14,812	$12,084	$5,479	$1,725
Cost of sales	10,109	8,837	4,563	1,195
Gross profit	4,703	3,247	916	530
Research and development expenses	17	390	—	135
Selling, general and administrative expenses	5,770	4,786	1,800	934
Operating loss	(1,084)	(1,929)	(884)	(539)
Finance expense, net	9	19	5	5
Net loss	(1,093)	(1,948)	(889)	(544)
Net loss attributable to non-controlling interests	284	540	244	151
Net loss attributable to Acorn Energy Inc.	$(809)	$(1,408)	$(645)	$(393)

“Loss from discontinued operations” in the Company’s Condensed Consolidated Statements of Income also includes losses of $7,621 and $2,418 from the Company’s former Coreworx subsidiary in the nine and three month periods ended September 30, 2010, respectively.

Note 4: Inventory

	As of December 31, 2010	As of September 30, 2011
Raw materials	$507	$702
Work-in-process	18	277
Finished goods	589	881
	$1,114	$1,860

Note 5: US Seismic Systems Inc. (formerly known as US Sensor Systems Inc.) (USSI)

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

The Company’s final option to invest $1,500 in USSI and increase its holdings to approximately 87% expired in May 2011. In the period from June to September 2011, the Company advanced USSI $1,000 in contemplation of a new investment agreement. (See Note 14 – Subsequent Events).

Note 6: Non-Controlling Interests

The composition of the net income (loss) attributable to non-controlling interests from continuing operations (“NCI”) is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2010	2011	2010	2011
Net income (loss) attributable to NCI in DSIT	$187	$(78)	$78	$(56)
Net loss attributable to NCI in USSI	(591)	(406)	(207)	(125)
Net loss attributable to NCI	$(404)	$(484)	$(129)	$(181)

Note 7:  Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill from December 31, 2010 to September 30, 2011 were as follows:

	Energy & Sonar Security Solutions segment	GridSense segment	USSI segment	Total
Balance as of December 31, 2010	$568	$2,709	$1,402	$4,679
Translation adjustment	(25)	(82)	—	(107)
Balance as of September 30, 2011	$543	$2,627	$1,402	$4,572

The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2010 to September 30, 2011 were as follows:

	Energy & Sonar Security Solutions segment		GridSense segment		USSI segment
	Naval Technologies		Software & Customer Relationships		Sensor Technologies
	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Total
Balance as of December 31, 2010	$560	$(207)	$2,747	$(219)	$2,565	$(107)	$5,339
Amortization	—	(61)	—	(244)	—	(96)	(401)
Cumulative translation adjustment	(25)	7	(46)	6	—	—	(58)
Balance as of September 30, 2011	$535	$(261)	$2,701	$(457)	$2,565	$(203)	$4,880

*    Accumulated amortization

All intangible assets are being amortized over their estimated useful lives, whose weighted average lives were estimated to be seven years for Naval Technologies, ten years for GridSense Software and Customer Relationships and twenty years for USSI Sensor Technologies. Amortization expense for the months ended September 30, 2010 and 2011 amounted to $530 and $401, respectively.  Amortization expense with respect to intangible assets is estimated to be $522, $491, $460, $379 and $337 for each of the years ending September 30, 2012 through 2016.

Note 8: Sale of HangXing

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

Note 9:  Stock Options and Warrants

 (a) Acorn Stock Options

A summary of stock option activity for the nine months ended September 30, 2011 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,817,665	$3.69
Granted	66,666	$3.70
Exercised	(225,165)	$2.62
Forfeited or expired	(364,167)	$3.00
Outstanding at September 30, 2011	1,294,999	$4.08	3.9 years	$1,668
Exercisable at September 30, 2011	1,200,414	$4.16	4.0 years	$1,467

During 2011, 148,165 options were exercised and 304,167 options were forfeited in connection with the “net exercise” of 452,332 options. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee, but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. The 452,332 options which were exercised under this method had a weighted average exercise price exercise price of $2.69.

The weighted average grant date fair value of the 66,666 stock options granted during the first nine months of 2011 was $1.86 per share. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	61%
Expected term (years)	4.5
Risk free interest rate	2.0%
Expected dividend yield	None

(b) Stock-based compensation expense

Stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2011, respectively, was:

	Nine months ended September 30,		Three months ended September 30,
	2010	2011	2010	2011
Total stock based compensation expense	$461	$315	$163	$50

All stock based compensation expense is included in selling, general and administrative expense. Stock compensation expense in 2011, includes $13 and $39 with respect to stock granted to a consultant for the three and nine months ended September 30, 2011, respectively.

(c) Warrants

A summary of stock warrants activity for the nine months ended September 30, 2011 is as follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2010	313,806	$4.29	2.2 years
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding and exercisable at September 30, 2011	313,806	$4.29	1.5 years

Note 10: Earnings per Share

Basic earnings per share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during  each period. The diluted earnings per share computation includes common shares equivalents, when dilutive. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

	Nine months ended September 30,		Three months ended September 30,
	(unaudited)		(unaudited)
	2010	2011	2010	2011
Weighted average shares outstanding	14,475	17,443	15,721	17,508
Dilutive stock options	—	287	—	270
Dilutive warrants	—	10	—	32
Dilutive weighted average shares outstanding	14,475	17,740	15,721	17,810

Stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because grant prices were greater than the average market price of common shares for were approximately 965 and 523 for the nine and three month periods ended September 30, 2011, respectively.

Note 11: Warranty Provision

The following table summarizes the changes in accrued warranty liability from the period from December 31, 2010 to September 30, 2011:

Gross Carrying Amount
Balance at December 31, 2010	$204
Warranties issued	12
Adjustment of provision	(60)
Warranty claims	(22)
Balance at September 30, 2011*	$134

* $14 of the warranty provision is included in Other Current Liabilities and $120 in Other Liabilities at September 30, 2011.

The Company’s warranty provision is based upon the Company’s estimate of costs to be incurred during the warranty period.

Note 12: Fair Value Measurement

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at September 30, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$55,182	$—	$—	$55,182
Funds held in escrow	6,308	—	—	6,308
Restricted deposits – current and non-current	958	—	—	958
Derivative liabilities	(38)	—	—	(38)
Total	$62,410	$—	$—	$62,410

	As at December 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,549	$—	$—	$6,549
Restricted deposits – current and non-current	1,402	—	—	1,402
Derivative assets	93	—	—	93
Total	$8,044	$—	$—	$8,044

Derivative assets (liabilities) that are classified in Level 1 consist of hedging contracts for the purchase of NIS for which market prices are readily available. Unrealized gains or losses from such hedging contracts are recorded in “Finance income (expense), net”.

Note 13: Segment Information

The Company currently operates in three operating segments:

(1)
Energy & Security Sonar Solutions whose activities are focused on the following areas – sonar and acoustic related solutions for energy, defense and commercial markets and includes other real-time and embedded hardware & software development and production. Energy & Security Sonar Solutions activities are provided through the Company’s DSIT Solutions Ltd. (“DSIT”) subsidiary.

(2)
The Company’s GridSense segment provides Smart Grid Distribution Automation products and services.  As these activities were acquired in May 2010, there are only partial results reported for these activities for the nine month period ended September 30, 2010.

(3)
The Company’s USSI segment provides Energy and Security Sensor Systems.  USSI's primary focus is to develop and produce fiber optic sensing systems for the energy and security markets.  As these activities were effectively acquired in February 2010, there are only partial comparative results reported for these activities for the nine month period ended September 30, 2010.

Other operations include various operations in DSIT that do not meet the quantitative thresholds under applicable accounting principles.

	Energy & Security Sonar Solutions	GridSense	USSI	Other	Total
Nine months ended September 30, 2011:
Revenues from external customers	$5,654	$4,684	$883	$1,032	$12,253
Intersegment revenues	—	—	—	—	—
Segment gross profit (loss)	1,715	2,233	(107)	486	4,327
Depreciation and amortization expense	162	278	160	21	621
Segment income (loss) before income taxes	(782)	(787)	(1,899)	180	(3,288)

Nine months ended September 30, 2010:
Revenues from external customers	7,675	1,188	192	940	9,995
Intersegment revenues	—	—	—	—	—
Segment gross profit	3,537	676	47	342	4,602
Depreciation and amortization expense	130	147	96	18	391
Segment income (loss) before income taxes	1,538	(1,078)	(737)	45	(232)

Three months ended September 30, 2011:
Revenues from external customers	$1,622	$2,544	$635	$250	$5,051
Intersegment revenues	—	—	—	—	—
Segment gross profit	329	1,237	190	51	1,807
Depreciation and amortization expense	64	98	51	8	221
Segment income (loss) before income taxes	(512)	271	(645)	(55)	(941)

Three months ended September 30, 2010:
Revenues from external customers	2,861	671	160	325	4,017
Intersegment revenues	—	—	—	—	—
Segment gross profit	1,281	349	37	130	1,797
Depreciation and amortization expense	42	84	32	6	164
Segment income (loss) before income taxes	568	(759)	(301)	41	(451)

Reconciliation of Segment Income (Loss) to Consolidated Net Loss

	Nine months ended September 30,		Three months ended September 30,
	2010	2011	2010	2011
Total income (loss) for reportable segments	$(277)	$(3,468)	$(492)	$(886)
Other operational segment income (loss)	45	180	41	(55)
Total operating loss	(232)	(3,288)	(451)	(941)
Non-controlling interests	404	484	129	181
Gain on sale of HangXing	—	492	—	—
Gain on investment in GridSense	1,327	—	—	—
Distribution from EnerTech	135	—	—	—
Income tax benefit (expense)*	(570)	12,072	(372)	12,111
Gain on the sale of discontinued operations, net of income taxes	—	30,683	—	30,683
Loss from discontinued operations, net of the loss attributable to non-controlling interests	(8,430)	(1,408)	(3,063)	(393)
Net loss of corporate headquarters and other unallocated costs**	(3,476)	(2,535)	(810)	(845)
Net income (loss) attributable to Acorn Energy, Inc.	$(10,842)	$36,500	$(4,567)	$40,796

*   Income tax expense in 2010 relates to DSIT's consolidated net income. Income tax benefit in 2011 relates primarily to the recognition of deferred tax assets ($12,000) following the gain on the sale of CoaLogix.

** Includes stock compensation expense of $461 and $315 for the nine month periods ending September 30, 2010 and 2011, respectively. Includes stock compensation expense of $163 and $50 for the three-month periods ending September 30, 2010 and 2011, respectively.

Note 14: Subsequent Events

Dividends

On October 17, 2011, the Board of Directors of the Company approved the payment of a quarterly dividend of $0.035 per share and a 2011 year-end declaration of a special dividend of $0.05 per share.

The quarterly dividend will be paid on November 28, 2011 to common shareholders of record on November 16, 2011. The special year-end dividend will be paid in January 2012 to stockholders of record on December 30, 2011.

USSI

In October 2011, the Company advanced USSI an additional $500 in contemplation of a new investment agreement bringing the total advanced to USSI in contemplation of a new investment agreement to $1,500 (see Note 5).

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

The financial results of GridSense are included in our consolidated financial statements effective May 12, 2010. The financial results of USSI are included in our consolidated financial statements effective February 23, 2010. Accordingly, there are only partial results reported for these activities for the nine month period ended September 30, 2010.

	Nine months ended September 30,		Three months ended September 30,
	2010	2011	2010	2011
DSIT Solutions	$8,615	$6,686	$3,186	$1,872
GridSense	1,188	4,684	671	2,544
USSI	192	883	160	635
Total	$9,995	$12,253	$4,017	$5,051

BACKLOG

As of September 30, 2011, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

Backlog at September 30, 2011
DSIT Solutions	$4.4
GridSense	1.5
USSI	1.7
Total	$7.6

RECENT DEVELOPMENTS

ACORN

Sale of CoaLogix

On August 31, 2011, we completed the sale of our majority owned CoaLogix Inc. subsidiary (“CoaLogix”) pursuant to a Stock Purchase Agreement with EnerTech Capital Partners III L.P., certain management employees of the CoaLogix subsidiary (collectively with Acorn, the "Sellers"), CoaLogix and CoaLogix Holdings, Inc. (the "Buyer"), pursuant to which the Sellers sold all the outstanding capital stock of CoaLogix to the Buyer for $101 million (subject to certain adjustments) in cash.   We owned approximately 65% of CoaLogix on a fully diluted basis and received approximately $61.9 million in consideration for our CoaLogix shares, of which approximately $6.3 million was deposited in an escrow account to secure possible indemnification claims. We expect approximately $0.3 million of the working capital escrow to be released in the fourth quarter of 2011 and the remaining balance of the escrow of approximately $6.0 million to be released by August 31, 2012.

In connection with the sale of our shares of common stock of CoaLogix, we recorded a gain of approximately $30.7 million (a gain of $46.5 million less income taxes of $15.8 million).

Declaration of Dividends

On October 17, 2011, our Board of Directors approved the payment of a quarterly dividend of $0.035 per share and a 2011 year-end declaration of a special dividend of $0.05 per share.

The quarterly dividend will be paid on November 28, 2011 to common shareholders of record on November 16, 2011. The special year-end dividend will be paid in January 2012 to stockholders of record on December 30, 2011.

OVERVIEW AND TREND INFORMATION

During the 2011 period included in this report, we had operations in three reportable segments. Our Energy & Security Sonar Solutions segment is focused on sonar and acoustic related solutions for energy, defense and commercial markets and includes other real-time and embedded hardware & software development and production. Energy & Security Sonar Solutions activities are provided through our DSIT Solutions Ltd. subsidiary. DSIT also has other operations that do not meet the quantitative thresholds under applicable accounting principles to be reported as a separate segment. Our GridSense segment (which was acquired in May 2010) provides Smart Grid Distribution Automation products and services.  Our USSI segment (which was acquired in February 2010) provides Energy and Security Sensor Systems for the energy and security markets.   As these activities were effectively acquired in 2010, there are only partial results reported for these activities for the nine month period ended September 30, 2010.

The following analysis should be read together with the segment information provided in Note 13 to the interim unaudited consolidated financial statements included in this quarterly report.

DSIT Solutions

DSIT reported decreased revenues in the first nine months of 2011 as compared to the first nine months of 2010 as well as decreased gross profit, gross margin and net income. DSIT's revenues of $6.7 million for the first nine months of 2011 represents a decrease of approximately $1.9 million or 22% as compared to the first nine months of 2010. Third quarter 2011 revenues of $1.9 million were also significantly below third quarter 2010 revenues of $3.2 million ($1.3 million or 41%) as well as second quarter 2011 revenues ($0.5 million, a decrease of 22%). The decrease in revenues from the first nine months of 2010 was due to decreased revenues in our Energy & Sonar Security Solutions segment which reported first nine months 2011 revenues of $5.7 million compared to $7.7 million in the first nine months of 2010. The decrease in revenues was due to the completion of an AquaShieldTM DDS project in the end of 2010 without another project to replace those lost revenues. Furthermore, work on another AquaShieldTM DDS project slowed down in 2011 due to the delay in an expected follow-up order of a large expansion to the project changing the configuration of the already ordered DDS systems.

DSIT's gross profit in the nine months of 2011 decreased by approximately $1.7 million or 43% compared to first nine months 2010 gross profit. The decrease in gross profit was attributable to the abovementioned reduction in revenues as well as reduced gross margins. Gross margins decreased in the first nine months of 2011 to 33% as compared to 45% in the first nine months of 2010. The decrease in gross margin was attributable to the slow-down of work on an AquaShieldTM DDS project which caused deterioration in the gross margin associated with that project. In addition, decreased margins in a number of non-Naval projects in our Energy & Sonar Security Solutions segment encountered technological difficulties which caused greater than expected labor costs to bring those projects to completion.

During the first nine months of 2011, DSIT recorded approximately $2.4 million of selling, general and administrative (SG&A) expense, an increase of $0.3 million (13%) over the $2.1 million recorded in the first nine months of 2010.  The increased SG&A expense was due primarily to increased marketing costs which included increased personnel, participation in several exhibitions and product demonstrations.

At December 31, 2010, DSIT had a backlog of projects of approximately $6.4 million. During the first nine months of 2011, we received new orders totaling approximately $3.4 million and at the end of September 2011 had a project backlog of approximately $4.4 million.

DSIT’s growth and profitability in 2011 has been severely impacted by the delayed receipt of two major orders for sonar systems. One order which was expected to be received in mid-2011 is now not expected to be received prior to the second quarter of 2012. Another major order, which is expected to be received shortly, may not provide sufficient revenue in 2011 for DSIT to be profitable this year. DSIT is currently reviewing possible steps that would need to be implemented should these expected orders continue to be delayed beyond their expected timeframes to bring DSIT back to profitability in 2012. There is no assurance that such steps, if implemented, will be sufficient to assure profitability in 2012 or thereafter.

GridSense

In accordance with applicable accounting standards, we began consolidating the results of GridSense beginning May 12, 2010, the date we acquired the outstanding GridSense shares not previously owned by us. Accordingly, comparative results for GridSense to the nine month period ended September 30, 2010 are of limited value.

In June 2011, GridSense received an order from a leading electric utility in the Southeastern USA to use GridSense’s TransformerIQTM to monitor over 2,000 transformers in one metropolitan county of its service territory. This project is expected to be a showcase for Smart Grid distribution optimization demonstrating the scalability and impact of affordable monitoring solutions on electric reliability. The American Recovery and Reinvestment Act provided half the funding for this project.

In the first nine months of 2011 GridSense reported revenues of $4.7 million, of which $2.5 million was recorded in the third quarter, $1.5 million in the second quarter and $0.7 million recorded in the first quarter. Third quarter 2011 revenues represents an increase of $1.0 million (70%) compared to second quarter 2011 revenues. Third quarter revenue growth is wholly attributable to increased revenues in the US while sales in Australia were virtually unchanged for the quarter. The increased US revenues were driven by the aforementioned order for GridSense’s TransformerIQTM. GridSense anticipates completion of this order in 2011.

Gross profit for the nine months ended September 30, 2011 was $2.2 million ($1.2 million in the third quarter, $0.7 million in the second quarter and $0.3 million in the first quarter), with the increase in gross profit primarily attributable to the increase in sales. Gross margin during the first nine months of 2011 was 48% (49% in the third quarter, 48% in the second quarter and 42% in the first quarter). The increase in the gross margin was attributable to fixed costs being spread over increased sales and increased sales of higher margin products.

GridSense continues to allocate significant resources for product development ($0.5 million in 2011, net of grants received from the Australian government). Such development includes possible additional applications for its TransformerIQTM monitor such as adaptation of the product for other industrial sectors such as the oil and gas industry.

GridSense continues to have a strong sales pipeline and we believe that it will be able to replicate large-scale projects similar to the aforementioned TransformerIQTM project in the future.  Due to the long sales cycle which characterizes the electric utility industry, the timing of these projects is difficult to predict and there may be delays in getting awarded such contracts.  After complete fulfillment of the current TransformerIQTM project in the US, there are other projects of similar or greater magnitude that GridSense is currently pursuing.  However, due to the estimated delivery of future large scale projects and the seasonality of utility purchasing, we expect lower activity and lower sales in the first half of 2012 followed by increasing activity in the second half of 2012.

USSI

In accordance with applicable accounting standards, we began consolidating the results of US Sensor Systems Inc. ("USSI") beginning February 23, 2010. Accordingly, comparative results for USSI to the nine month period ended September 30, 2010 are of limited value.

In the first nine months of 2011, USSI continued to focus on customer “proof-of-concept” contracts for its major product lines (4D reservoir & shale gas monitoring, fiber optic perimeter security systems and underwater security systems for diver detection).  During the third quarter of 2011, USSI continued to deliver on these “proof-of-concept” contracts and recorded $635,000 of revenue ($205,000 in the second quarter and $43,000 in the first quarter). USSI’s backlog of contracts continues to grow reaching $1.7 million at September 30, 2011 ($1.1 million at June 30, 2011 and $0.4 million at March 31, 2011). USSI expects to deliver on these contracts over the next 12 months. USSI recorded a gross profit of $190 (30% gross margin) in the third quarter. The gross profit in the third quarter is the result of the completion of a high margin project received in the third quarter. The recording of gross profit in the third quarter reverses a trend from previous quarters where USSI had negative gross profit and gross margin as it works through its “proof-of-concept” contracts and as it transitions from development to production.

USSI has grown its employee base from seven at the end of 2010 to 20 full-time employees as of September 30, 2011.  USSI added three full-time employees to its Engineering team as well as seven full-time employees to its Operations unit and three employees to its Administrative staff to accommodate the anticipated future growth in customer contracts.  USSI expects to continue to grow its Engineering and Operations staff during the remainder of 2011 and into 2012.

USSI continues to grow its sales pipeline and pipeline of pilot projects in all its major product lines. Each of its existing “proof-of-concept” contracts has the potential for annual multi-million dollar follow-up orders. USSI anticipates continued growth in revenues during the remainder of 2011 and into 2012.

Corporate

Corporate general and administrative expense in the first nine months of 2011 reflected a $1.1 million decrease to $2.5 million as compared to $3.6 million of expense in the first nine months of 2010. The decrease is due primarily to bonuses recorded in 2010 combined with increased professional fees associated with the SEC inquiry and our GridSense and USSI acquisitions in that period. Corporate general and administrative expense was $0.9 million in the third quarter of 2011 and $0.7 million in the second quarter. The increase in corporate general and administrative expense in the third quarter of 2011 was attributable to increased professional fees and costs associated with our sale of CoaLogix. We expect the level of our fourth quarter corporate general and administrative costs to increase as a result of increased salary costs and bonuses. We further expect that in 2012, under our current structure and level of activities, our continuing quarterly corporate general and administrative costs will not be materially different than 2011.

Following the sale of CoaLogix, Acorn recorded an income tax benefit of $12.0 million with respect to the recognition of previously unrecognized deferred tax assets primarily associated with previous years’ net losses.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the nine and three month periods ended September 30, 2010 and 2011, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components.  For segment data see Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

The financial results of GridSense are included in our condensed consolidated financial statements effective May 12, 2010. The financial results of USSI are included in our condensed consolidated financial statements effective February 23, 2010. In addition, in August 2011 we sold our interest in CoaLogix and in December 2010, we sold our interest in Coreworx. Those results are reflected below as discontinued operations.

	Nine months ended September 30,					Three months ended September 30,
	2010		2011		Change	2010		2011		Change
	($.000)	% of sales	($.000)	% of sales	From 2010 to 2011	($.000)	% of sales	($.000)	% of sales	From 2010 to 2011
Revenues	$9,995	100%	$12,253	100%	23%	$4,017	100%	$5,051	100%	26%
Cost of sales	5,393	54	7,926	65	47	2,220	55	3,244	64	46
Gross profit	4,602	46	4,327	35	(6)	1,797	45	1,807	36	1
R&D expenses, net	502	5	1,587	13	216	282	7	713	14	153
SG&A expenses	7,668	77	8,609	70	12	2,829	70	3,142	62	11
Operating loss	(3,568)	(36)	(5,869)	(48)	64	(1,314)	(33)	(2,048)	(41)	56
Finance income (expense), net	(140)	(1)	46	0	(133)	53	1	262	5	394
Gain on investment in GridSense	1,327	13	—		(100)	—		—
Distribution from EnerTech	135	1	—		(100)	—		—
Gain on sale of HangXing	—		492	4		—		—
Loss before taxes on income	(2,246)	(22)	(5,331)	(44)	137	(1,261)	(31)	(1,786)	(35)	42
Income tax benefit (expense)	(570)	(6)	12,072	99	(2,218)	(372)	(9)	12,111	240	(3,356)
Net income (loss) from continuing operations	(2,816)	(28)	6,741	55	(339)	(1,633)	(41)	10,325	204	(732)
Loss from discontinued operations	(8,714)	(87)	(1,948)	(16)	(78)	(3,307)	(82)	(544)	(11)	(84)
Gain on the sale of discontinued operations, net of income taxes	—		30,683	250		—		30,683	607
Non-controlling share of loss from discontinued operations	284	3	540	4	90	244	6	151	3	(38)
Net income (loss)	(11,246)	(113)	36,016	294	(420)	(4,696)	(117)	40,615	804	(965)
Net loss attributable to non-controlling interests	404	4	484	4	20	129	3	181	4	40
Net income (loss) attributable to Acorn Energy, Inc.	$(10,842)	(108)	$36,500	297	(437)	$(4,567)	(114)	$40,796	808	(993)

Revenues.  Revenues in the first nine months of 2011 increased by $2.3 million or 23% from $10.0 million in the first nine months of 2011 to $12.3 million in the first nine months of 2011. The increase in revenues is due to increased revenues recorded by GridSense and USSI. Those increases in revenues were partially offset by decreased revenue at DSIT. GridSense revenues increased by $3.5 million to $4.7 million compared to first nine months 2010 revenues of $1.2 million (GridSense 2010 revenues were only for the period since our acquisition of it in May 2010). USSI continued to show traction as its revenues from “proof-of-concept” projects were nearly $900,000 after reporting only approximately $200,000 revenues in 2010 since our acquisition of USSI in February 2010. DSIT revenues decreased by $1.9 million (22%) to $6.7 million compared to first nine month 2010 revenues of $8.6 million.

The decrease in DSIT revenues was due primarily to the completion of an AquaShieldTM DDS project in the end of 2010 project without another project to replace those lost revenues. The increased revenues at GridSense is due to a combination of 2010 revenues being only for the period since our acquisition in May 2010 and increased sales in the USA following its receipt of an order from a major utility in the Southeastern USA. Increased revenues at USSI are the result of deliveries by USSI on its initial “proof-of-concept” contracts.

Gross profit. Gross profit in the first nine months of 2011 decreased by $0.3 million (6%) as compared to the first nine months of 2010. DSIT's year-to-date gross profit decreased by $1.7 million (43%) as compared to 2010 year-to-date gross profit. The decrease in DSIT's gross profit was attributable to both decreased revenues and decreased gross margins which deteriorated from 45% in 2010 to 33% in 2011. DSIT's decreased gross margins in 2011 were attributable to the slow-down of work on an AquaShieldTM DDS project which caused deterioration in the gross margin associated with that project. In addition, decreased margins in a number of non-Naval projects in our Energy & Sonar Security Solutions segment encountered technological difficulties which caused greater than expected labor costs to bring those projects to completion. In 2011, USSI gross profit continues to be negative ($107,000) as it transitions from development to production while it works through its “proof-of-concept” projects. However, in the third quarter, as a result of increased revenues and increased efficiencies, USSI was able to generate a gross profit of $190,000 (a 30% gross margin on revenues of $635,000). The reduced gross profits of DSIT and the negative gross profit of USSI were partially offset by the gross profit of GridSense of $2.2 million in the first nine months of 2011 (an increase of $1.6 million over 2010 gross profit in the period since our acquisition of GridSense).

Research and development (“R&D”) expenses. R&D expenses increased from $0.5 million in the first nine months of 2010 to $1.6 million in the first nine months of 2011 partly due to increased R&D expense recorded at USSI and GridSense (approximately $0.6 million and $0.5 million, respectively in 2011 as compared to approximately $0.2 million and $0.1 million, respectively, in the 2010 periods following our acquisition) as well as due to increased R&D costs at DSIT.

Selling, general and administrative expenses (“SG&A”).  SG&A costs in the first nine months of 2011 increased by $0.9 million as compared to the first nine months of 2010. The increase is due to the inclusion of GridSense’s and USSI’s SG&A costs of $2.6 million and $1.2 million in the first nine months of 2011 as compared to $1.4 million and $0.6 million, respectively, in the periods following our acquisition of them in 2010. DSIT’s SG&A increased slightly ($0.3 million) from $2.1 million in the first nine months of 2010 to $2.4 million in the first nine months of 2011. DSIT’s increased SG&A costs are primarily associated with increased marketing costs (both increased personnel and product demonstrations). Corporate general and administrative costs decreased by $1.1 million from $3.6 million in the first nine months of 2010 to $2.5 million in the first nine months of 2011. The decreases were primarily due to non-recurring 2010 costs such as bonuses and professional fees associated with our 2010 acquisitions as well as decreased administrative and salary costs and other professional fees.

Gain on sale of HangXing. In March 2011, we sold our 25% interest in HangXing International Automation Engineering Co. Ltd. (“HangXing”) back to the majority owner, China Aero-Polytechnology Establishment for $492,000.  Our investment of approximately $250,000 in HangXing was made in 1995. The investment was entirely written-off in 1999.

Income tax benefit (expense).  In 2011, the $12.1 million of income tax benefit recorded is primarily due to the recording of $12.0 million of deferred tax assets as a result of the current period taxable gain on the sale of CoaLogix.  The deferred tax assets were primarily related to recognition of previous years’ net losses.

Loss from discontinued operations. In December 2010, we entered into an agreement to sell all of our common stock in Coreworx to a management buyout group consisting of Coreworx’ management and certain employees and other investors. As a result, all of Coreworx’ activity for 2010 (a net loss of $2.4 million and $7.6 million for the three and nine month periods ended September 30, 2010, respectively) is presented as a loss from discontinued operations. In addition, as a result of the sale of all of our common stock in CoaLogix, all of CoaLogix’ activity for 2010 and 2011 (a net loss) (prior to attribution to non-controlling interests) of $0.9 million and $1.1 million for the three and nine month periods ended September 30, 2010, respectively and a net loss (prior to attribution to non-controlling interests) of $0.5 million and $1.9 million for the three and nine month periods ended September 30, 2011, respectively are also presented as a loss from discontinued operations.

Gain on the sale of discontinued operations, net of income taxes. In August 2011, we completed the sale of our majority owned CoaLogix Inc. subsidiary pursuant to a Stock Purchase Agreement with EnerTech Capital Partners III L.P., certain management employees of the CoaLogix subsidiary (collectively with the Company, the "Sellers"), CoaLogix and CoaLogix Holdings, Inc. (the "Buyer"), pursuant to which the Sellers sold all the outstanding capital stock of CoaLogix to the Buyer for $101 million (subject to certain adjustments) in cash.  We received approximately $61.9 million in consideration for our CoaLogix shares, of which approximately $6.3 million was deposited into various escrow accounts, of which approximately $0.3 million is expected to be released in 2011 and the balance in the third quarter of 2012. In connection with the sale of our shares of the common stock of CoaLogix, we recorded a net gain of approximately $30.7 million (a gain of $46.5 million net of income taxes of $15.8 million).

Net income (loss).  We had net income of $36.5 million in the first nine months of 2011 compared with net loss of $10.8 million in the first nine months of 2010. Our net income in 2011 attributable to gains of $30.7 million and $0.5 million recorded on the sales of CoaLogix and HangXing, respectively. Those gains were offset by losses from our operating companies, corporate operating and tax expenses and losses recorded with respect to discontinued operations of our former CoaLogix subsidiary. DSIT, GridSense and USSI losses for the period were $0.5 million, $0.8 million and $1.9 million, respectively. In addition we recorded corporate operating expenses of $2.6 million and losses from discontinued operations of $1.9 million.  Those losses were partially offset by an income tax benefit of $12.0 million, the non-controlling interest share of our subsidiary losses of $0.5 million and the non-controlling interest share of CoaLogix losses of $0.5 million.

Liquidity and Capital Resources

As of September 30, 2011, we had working capital of $62.6 million, including $55.2 million of non-restricted cash and cash equivalents and $6.3 million of funds held in escrow. Our working capital includes restricted deposits of approximately $0.9 million.  Net cash increased during the nine months ended September 30, 2011 by $47.8 million, of which approximately $6.6 million was used in operating activities of our continuing operations. The primary use of cash in these operating activities during the first nine months of 2011 was the cash used in operations by our USSI and GridSense subsidiaries ($1.8 million and $1.3 million, respectively) combined with the approximately $4.0 million of cash used in our corporate operating activities. The $4.0 million of cash used in our corporate activities includes tax payments of approximately $1.8 million on our expected taxable income for 2011.These uses of cash were partially offset by the $0.5 million of cash provided by DSIT’s operating activities during the period.

Net cash provided by investment activities of $55.4 million was primarily from the proceeds from the sale of our interest in CoaLogix ($61.6 million of which $6.3 million was placed in escrow) and the sale of our interest in HangXing ($0.5 million) and the release, net of $0.4 million, of restricted deposits during the period. This was partially offset by $0.4 million which was used for the acquisition of property and equipment during the period.

Net cash of $0.3 million was used in financing activities, primarily from the repayment of both long and short-term debt (net of long-term debt borrowings) of $0.5 million. This was partially offset by proceeds from the exercise of options ($0.2 million).

At September 30, 2011, DSIT had approximately $1.1 million in Israeli credit lines available to it from two Israeli banks (approximately $540,000 from each bank), of which approximately $720,000 was then being used. The lines-of-credit are subject to maintaining certain financial covenants. At September 30, 2011, DSIT was in compliance with its financial covenants.

At September 30, 2011, DSIT also had an outstanding term loan from an Israeli bank in the amount of approximately $326,000. The loan is denominated in NIS and bears interest at the rate of the Israeli prime rate per annum plus 0.9%. The loan is to be repaid over a period of 48 months of equal payments of approximately $13,000 per month (principal and interest).

As collateral for the term-loan, DSIT has deposited with an Israeli bank approximately $81,000 as a non-current restricted deposit. In addition to this restricted deposit, DSIT has also deposited with two Israeli banks approximately $0.9 million as collateral for various performance and bank guarantees for various projects as well as for its credit facilities at the banks. DSIT expects that these deposits will be released during the next twelve months, but expects to redeposit a majority of these funds again as collateral for new guarantees for new projects and for renewing its credit facilities.

On October 31, 2011, DSIT had approximately $1.0 million of restricted cash ($0.9 million current and $0.1 million non-current) and was utilizing approximately $1.0 million of its lines-of-credit.  We believe that DSIT will have sufficient liquidity to finance its activities for the next 12 months from cash flows from its own operations and the utilization of its lines-of-credit provided that one of the expected major orders DSIT is expecting is received in the coming months.  If both of these orders are further delayed, DSIT may require additional capital for its operations. Such capital could come from an expansion of an existing bank line, new investment by others, investment or loan by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.

As of September 30, 2011, GridSense had approximately $400,000 of cash on hand (approximately $150,000 as of October 31, 2011). During the period from January 1, 2011 to September 30, 2011, Acorn lent GridSense approximately $1.7 million for its working capital needs. In the short-term, GridSense expects to be cash-flow neutral as it collects receivables from its large-scale TransformerIQTM project in the fourth quarter of 2011 and into the first quarter of 2012, however in order to accelerate its growth, GridSense may require additional working capital. In the long-term, while GridSense continues to have a strong sales pipeline and we believe that it will be able to replicate large-scale projects similar to the TransformerIQTM project in the future, the timing of these projects is difficult to predict and there may be delays in getting awarded such contracts.  As a result, we have no assurance that GridSense will be able to maintain its increased sales or be able to reduce its need for additional financing to support its working capital needs in 2012 and beyond. Accordingly, GridSense may need additional working capital support, while it works to increase its sales. This support may be in the form of a bank line, additional investment or loan by Acorn, or a combination of the above.  GridSense is currently in discussions with a bank to provide working capital financing; however, there is no assurance that such financing will be available in sufficient amounts, in a timely manner or on acceptable terms.

USSI currently has no other sources of financing other than its internally generated sales and investments by Acorn. Since January 1, 2011, we have invested $1.0 million in USSI through the exercise of our options to purchase shares of USSI common stock. While our option to invest an additional $1.5 million in USSI expired at the end of May, 2011, we have advanced USSI $1.5 million in the period from June 2011 to October 31, 2011 in contemplation of another investment agreement. As of October 31, 2011, USSI had cash on hand of less than $100,000. We have no assurance that USSI will not need additional financing from time-to-time to finance its working capital needs. Additional financing for USSI may be in the form of a bank line, new investment by others, a loan or investment by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner and on acceptable terms.

As at October 31, 2011, the Company’s corporate operations (not including cash at any of our subsidiaries) had a total of approximately $53.8 million in cash and cash equivalents reflecting a $0.7 million decrease from the balance as of September 30, 2011. The decrease in corporate cash is due to an advance to USSI of $500,000 in contemplation of a new investment agreement and our corporate expenses.

Following the close of the CoaLogix transaction, we believe that the cash generated from that sale will provide more than sufficient liquidity to finance the operating activities of Acorn and the operations of its operating subsidiaries for the foreseeable future and for the next 12 months in particular.

Contractual Obligations and Commitments

Our contractual obligations and commitments at September 30, 2011 principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and potential severance obligations, investment and purchase commitments and are set forth in the table below.

	Cash Payments Due During Year Ending September 30,
	(amounts in thousands)
Contractual Obligations	Total	2012	2013- 2014	2015- 2016	2017 and thereafter
Long-term bank and utilized lines-of-credit and capital leases	$1,139	$914	$225	$—	$—
Operating leases	2,282	719	908	462	193
Potential severance obligations(1)	3,842	—	—	1,302	2,540
Total contractual cash obligations	$7,263	$1,633	$1,133	$1,764	$2,733

We expect to finance these contractual commitments from cash on hand and cash generated from operations.

 (1) Under Israeli law and labor agreements, we are required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and ending salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies.  As of September 30, 2011, we accrued a total of $3.8 million for potential severance obligations of which approximately $2.6 million was funded with cash to insurance companies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates on lines-of-credit incurred to finance our operations in Israel, whose net utilization at September 30, 2011 stood at approximately $0.7 million. Our non-US dollar monetary assets and liabilities (net liabilities of approximately $2.0 million) in Israel at our DSIT subsidiary are exposed to fluctuations in exchange rates. In addition, our non-US dollar monetary assets and liabilities (net liability of approximately $0.5 million) in Australia at our GridSense subsidiary are also exposed to fluctuations in exchange rates.

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
101.1
The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended September 30, 2011, filed on November 9, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: November 9, 2011

	By:	/s/ Michael Barth
Michael Barth
Chief Financial Officer