Form 10-K/A
period 2011-12-31
ACORN ENERGY, INC.
filed 2012-04-05
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

Amendment No.1

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

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Acorn Energy, Inc. for the fiscal period ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012 (the “Form 10-K”), is solely to file a corrected certification of the Chief Financial Officer as Exhibit 32.2 to the Form 10-K (the certification originally filed as Exhibit 32.2 with the Form 10-K contained an error).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements of the Registrant

The consolidated financial statements of the Registrant and the report thereon of the Registrant’s Independent Registered Public Accounting Firms are included in the original Annual Report on Form 10-K beginning on page F-1 thereof.

Report of Friedman LLP
Report of Kesselman & Kesselman
Consolidated Balance Sheets as of December 31, 2010 and 2011
Consolidated Statements of Operations
Consolidated Statements of Changes in Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(3) List of Exhibits

No.
##3.1	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	By laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S 1 (File No. 33 44027) (the “1992 Registration Statement”)).

3.3	Amendments to the By Laws of the Registrant adopted December 27, 1994 (incorporated herein by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K dated January 10, 1995).

4.1	Specimen certificate for the common stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

4.3	Form of Convertible Debenture (incorporated herein by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

4.4	Form of Warrant (incorporated herein by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

4.5	Form of Agent Warrant (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

4.6	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 20, 2010).

10.1	1994 Stock Incentive Plan, as amended. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”)).*

10.2	1994 Stock Option Plan for Outside Directors, as amended (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1995 (the “1995 10- K”)).*

10.3	1995 Stock Option Plan for Non-management Employees, as amended (incorporated herein by reference to Exhibit 10.6 to the 2004 10-K).*

10.4	Form of Stock Option Agreement to employees under the 1994 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).*

10.5	Form of Stock Option Agreement under the 1994 Stock Option Plan for Outside Directors (incorporated herein by reference to Exhibit 10.36 of the 2004 10-K).*

10.6	Form of Stock Option Agreement under the 1995 Stock Option Plan for Nonmanagement Employees (incorporated herein by reference to Exhibit 10.37 of the 2004 10-K).

10.7	Stock Option Agreement dated as of December 30, 2004 by and between George Morgenstern and the Registrant (incorporated herein by reference to Exhibit 10.38 of the 2004 10-K).*

10.8	Stock Option Agreement dated as of December 30, 2004 by and between Sheldon Krause and the Registrant (incorporated herein by reference to Exhibit 10.35 of the 2004 10-K).*

10.9	Stock Purchase Agreement dated as of March 9, 2006 by and between Shlomie Morgenstern, Databit Inc., and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2006 (the “2006 8-K”)).

10.10	Amendment Agreement to Option Agreements and Restricted Stock Agreement dated as of March 9, 2006 by and between George Morgenstern and the Registrant (incorporated herein by reference to Exhibit D to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 16, 2006 (the “2006 8-K”)).*

10.11	Consulting Agreement dated as of March 9, 2006 by and between George Morgenstern and the Registrant (incorporated by reference to Exhibit E to Exhibit 10.1 to the 2006 8-K).*

10.12	Form of Common Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2006 (the “August 2006 8-K”)).

10.13	Form of Note Purchase Agreement with Form of Convertible Promissory Note attached (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K).

10.14	Form of Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K).

10.15	Form of Investors’ Rights Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K).

10.16	Form of Non-Plan Option Agreement (incorporated herein by reference to Exhibit 10.5 to the August 2006 8-K).*

10.17	Acorn Factor, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2007).*

10.18	Acorn Energy, Inc. 2006 Amended and Restated Stock Incentive Plan (as amended and restated effective June 10, 2010) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2010).*

10.19	Placement Agent Agreement between First Montauk Securities Corp. and the Registrant dated March 8, 2007 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.20	Employment Agreement, dated as of March 4, 2008, by and between Acorn Energy, Inc. and John A. Moore (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.21	Acorn Energy, Inc. 2006 Stock Option Plan For Non-Employee Directors (as amended and restated effective November 3, 2008) (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 8, 2008)*

10.22	Form of Option Agreement between the Registrant and John A. Moore dated March 4, 2008 (incorporated herein by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).*

10.23	Amendment dated as of March 31, 2009 by and between George Morgenstern and the Registrant to the Consulting Agreement dated as of March 9, 2006 by and between George Morgenstern and the Registrant (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).*

10.24	Form of Letter of Intent by and among Registrant, Gridsense Pty Ltd and certain shareholders of Gridsense Pty Ltd named therein dated October 29, 2009 (incorporated herein by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.25	Form of Arrangement Agreement by and among the Registrant, Coreworx Inc. and Decision Dynamics Technology LTD dated as of March 2, 2010 (incorporated herein by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.26	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.27	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.28	Placement Agency Agreement between the Registrant and Merriman Curhan Ford & Co. dated as of March 8, 2010 (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated March 8, 2010).

10.29	Form of Investor Purchase Agreement (incorporated herein by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K dated March 8, 2010).

10.30	Common Stock Option Purchase Agreement between the Registrant and US Sensor Systems Inc. dated as of February 23, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.31	Capital Stock Option Purchase Agreement by and among the Registrant, US Sensor Systems Inc. and other parties named therein dated as of February 23, 2010 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.32	Stockholders Agreement by and among the Registrant, US Sensor Systems Inc. and other parties named therein dated as of February 23, 2010 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.33	Amended and Restated Investors Rights Agreement by and among the Registrant, US Sensor Systems Inc. and other parties named therein dated as of February 23, 2010 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.34	Share Sale Agreement by and among the Registrant, GridSense Pty Ltd and the other parties named therein dated as of April 28, 2010. (incorporated herein by reference to Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).

10.35	Amended and Restated Loan and Security Agreement by and among CoaLogix Solutions Inc., CoaLogix Tech LLC, SCR-Tech, LLC, CoaLogix Technology Holdings Inc., Metallifix LLC and Square 1 Bank dated as of July 22, 2010.(incorporated herein by reference to Exhibit 10.61 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).

10.36	Share Exchange Agreement by and between the Registrant and Coreworx Inc. dated as of December 17, 2010. (incorporated herein by reference to Exhibit 10.62 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).

10.37	Debt Conversion Agreement by and between the Registrant and Coreworx Inc. dated as of December 17, 2010. (incorporated herein by reference to Exhibit 10.63 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).

10.38	Amended and Restated Loan Agreement by and between the Registrant and Coreworx Inc. dated as of December 17, 2010. (incorporated herein by reference to Exhibit 10.64 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).

10.39	Placement Agent Agreement, dated as of December 17, 2010, by and between the Registrant and HFP Capital Markets LLC (incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 20, 2010).

10.40	Form of Subscription Agreement (incorporated herein by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K dated December 20, 2010).

10.41	Amended Subscription Agreement by and among the Registrant, Samuel M. Zentman and other parties named therein dated as of January 12, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.42	Amended Subscription Agreement by and among the Registrant, Joe B. Cogdell, Jr. and other parties named therein dated as of January 12, 2011 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.43	Amendment to Employment Agreement by and between the Registrant and John A. Moore dated March 15, 2011 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).*

10.44	Amendment to Amended and Restated Non-Plan Stock Option Agreement by and between the Registrant and John A. Moore dated March 10, 2011 (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).*

10.45	Amendment to Amended and Restated Non-Plan Stock Option Agreement by and between the Registrant and John A. Moore dated March 10, 2011 (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).*

10.46	Amendment to Amended and Restated Non-Plan Stock Option Agreement by and between the Registrant and Samuel M. Zentman dated March 30, 2011 (incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).*

##10.47	Form of Indemnification Agreement.*

##10.48	Amendment to Acorn Energy, Inc. 2006 Stock Incentive Plan and Acorn Energy, Inc. 2006 Stock Option Plan For Non-Employee Directors.*

##10.49	Stock Purchase and Contribution Agreement, dated as of July 28, 2011, by and among the Registrant, the other sellers named therein, CoaLogix, Inc. and Coalogix Holdings, Inc. (confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended).

##10.50	Amendment No.1 to Stock Purchase and Contribution Agreement, dated as of August 31, 2011, by and among the Registrant, the other sellers named therein and CoaLogix Holdings, Inc. (confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended).

##10.51	Letter Agreement, dated August 31, 2011, between the Registrant and CoaLogix Holdings, Inc., regarding executive employment agreements.*

##10.52	Secondment Agreement, dated August 31, 2011 between the Registrant and CoaLogix Holdings, Inc., regarding Joe B. Cogdell, Jr.*

##10.53	Escrow Agreement, dated August 31, 2011, by and among the Registrant, EnerTech Capital Partners III LP, CoaLogix Holdings, Inc., and the other parties listed therein (confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended).

##10.54	Letter Agreement between the Registrant and Richard Rimer dated December 12, 2011.*

##10.55	Amendment of Consulting Agreement between the Registrant and George Morgenstern dated March 15, 2011

14.1	Code of Business Conduct and Ethics of the Registrant (incorporated herein by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K filed November 2, 2007).

##21.1	List of subsidiaries.

##23.1	Consent of Friedman LLP.

##23.2	Consent of Kesselman & Kesselman CPA.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

##101.1	The following financial statements from Acorn Energy's Form 10-K for the year ended December 31, 2011, filed on March 15, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

##	Previously filed or furnished.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Montchanin, State of Delaware, on April 5, 2012.

ACORN ENERGY, INC.

/s/ Michael Barth
By:	Michael Barth
Chief Financial Officer