Form 10-Q/A
period 2012-06-30
ACORN ENERGY, INC.
filed 2012-08-13
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Acorn Energy, Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012 (the “Form 10-Q”), is solely to file corrected certifications of the Chief Executive Officer and Chief Financial Officer as Exhibits 32.1 and 32.2 to the Form 10-Q (the certifications originally filed as Exhibits 32.1 and 32.2 with the Form 10-Q contained an error).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II

ITEM 6. EXHIBITS.

##10.1	At-Will Employment, Confidential Information, Non-Solicitation and Invention Assignment Agreement by and between Registrant and Lindon Shiao dated June 11, 2012*

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

##101.1	The following financial statements from Acorn Energy's Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

# This exhibit is filed or furnished herewith.

## This exhibit has been previously filed or furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: August 13, 2012	By:	/s/ MICHAEL BARTH
Michael Barth
Chief Financial Officer