Form 10-Q
period 2012-09-30
ACORN ENERGY, INC.
filed 2012-11-07
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2012
Common Stock, $0.01 par value per share	18,017,045 shares

ACORN ENERGY, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended September 30, 2012

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

PART I

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31, 2011	As of September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$34,280	$21,717
Short-term deposits	18,000	10,000
Restricted deposit	2,223	1,884
Funds held in escrow	5,961	—
Accounts receivable	4,965	4,746
Unbilled revenue	3,778	4,673
Inventory	2,144	3,190
Other current assets	922	3,143
Total current assets	72,273	49,353
Property and equipment, net	635	815
Severance assets	2,620	2,790
Restricted deposit	271	270
Intangible assets, net	4,780	9,823
Goodwill	4,637	6,622
Deferred taxes	440	481
Other assets	149	214
Total assets	$85,805	$70,368
LIABILITIES AND EQUITY
Current liabilities:
Short-term bank credit and current maturities of long-term debt	$677	$524
Accounts payable	2,052	1,781
Accrued payroll, payroll taxes and social benefits	1,907	1,975
Deferred revenue	2,876	2,008
Other current liabilities	4,544	1,564
Total current liabilities	12,056	7,852
Long-term liabilities:
Accrued severance	3,837	4,119
Long-term debt	141	39
Other long-term liabilities	204	225
Total long-term liabilities	4,182	4,383
Commitments and contingencies
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 30,000,000 shares; Issued –18,325,529 and 18,818,965 shares at December 31, 2011 and September 30, 2012, respectively	183	188
Additional paid-in capital	84,614	83,839
Warrants	427	55
Accumulated deficit	(13,022)	(24,062)
Treasury stock, at cost – 801,920 shares at December 31, 2011 and September 30, 2012	(3,036)	(3,036)
Accumulated other comprehensive income	485	717
Total Acorn Energy, Inc. shareholders’ equity	69,651	57,701
Non-controlling interests	(84)	432
Total equity	69,567	58,133
Total liabilities and equity	$85,805	$70,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT NET INCOME (LOSS) PER SHARE DATA)

	Nine months ended September 30,		Three months ended September 30,
	2011	2012	2011	2012
Revenues:
Projects	$7,250	$11,017	$2,393	$3,399
Products	4,617	3,549	2,515	1,373
Services	386	621	143	280
Total revenues	12,253	15,187	5,051	5,052
Cost of sales:
Projects	5,221	8,241	1,849	2,468
Products	2,404	2,113	1,289	791
Services	301	371	106	120
Total cost of sales	7,926	10,725	3,244	3,379
Gross profit	4,327	4,462	1,807	1,673
Operating expenses:
Research and development expenses, net of credits	1,587	4,771	713	1,754
Selling, general and administrative expenses	8,609	13,891	3,142	5,272
Total operating expenses	10,196	18,662	3,855	7,026
Operating loss	(5,869)	(14,200)	(2,048)	(5,353)
Finance income (expense), net	46	(53)	262	(160)
Gain on sale of HangXing	492	—	—	—
Loss from continuing operations before taxes	(5,331)	(14,253)	(1,786)	(5,513)
Income tax benefit, net	12,072	2,476	12,111	1,487
Net income (loss) from continuing operations	6,741	(11,777)	10,325	(4,026)
Loss from discontinued operations, net of income taxes	(1,948)	—	(544)	—
Gain on the sale of discontinued operations, net of income taxes	30,683	—	30,683	—
Non-controlling interest share of loss from discontinued operations	540	—	151	—
Net income (loss)	36,016	(11,777)	40,615	(4,026)
Net loss attributable to non-controlling interests	484	737	181	276
Net income (loss) attributable to Acorn Energy, Inc. shareholders	$36,500	$(11,040)	$40,796	$(3,750)

Basic net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
From continuing operations	$0.41	$(0.62)	$0.60	$(0.21)
From discontinued operations	$1.68	$—	$1.73	$—
Basic net income (loss) per share attributable to Acorn Energy, Inc. shareholders	$2.09	$(0.62)	$2.33	$(0.21)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic	17,443	17,843	17,508	17,934

Diluted net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
From continuing operations	$0.41	$(0.62)	$0.59	$(0.21)
From discontinued operations	$1.65	$—	$1.70	$—
Diluted net income (loss) per share attributable to Acorn Energy, Inc. shareholders	$2.06	$(0.62)	$2.29	$(0.21)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – diluted	17,740	17,843	17,810	17,934

Dividends declared per common share	$—	$0.105	$—	$0.035

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Nine months ended September 30,		Three months ended September 30,
	2011	2012	2011	2012

Net income (loss) attributable to Acorn Energy, Inc. shareholders	$36,500	$(11,040)	$40,796	$(3,750)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(323)	232	(615)	233
Comprehensive income (loss), net of income taxes	36,177	(10,808)	40,181	(3,517)
Comprehensive loss attributable to non-controlling interests	(10)	(3)	(4)	(3)
Comprehensive income (loss) attributable to Acorn Energy, Inc. shareholders	$36,167	$(10,811)	$40,177	$(3,520)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Acorn Energy, Inc. Shareholders’ Equity	Non-controlling interests	Total Equity
As of December 31, 2011	18,326	$183	$84,614	$427	$(13,022)	$(3,036)	$485	$69,651	$(84)	$69,567
Net loss	—	—	—	—	(11,040)	—	—	(11,040)	(737)	(11,777)
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	232	232	(3)	229
Comprehensive income	—	—	—	—	—	—	—	(10,808)	(740)	(11,548)
Dividends	—	—	(1,875)	—	—	—	—	(1,875)	—	(1,875)
Dividends in common stock under the Company's Dividend Reinvestment Plan, net of discount (see Notes 8(a) and 8(b))	8	—	69	—	—	—	—	69	—	69
Adjustment of non-controlling interests in USSI following additional investment by the Company	—	—	(975)	—	—	—	—	(975)	975	—
Stock option compensation	—	—	309	—	—	—	—	309	—	309
Stock option compensation of subsidiaries	—	—	—	—	—	—	—	—	281	281
Exercise of warrants and options	485	5	1,697	(372)	—	—	—	1,330	—	1,330
Balances as of September 30, 2012	18,819	$188	$83,839	$55	$(24,062)	$(3,036)	$717	$57,701	$432	$58,133

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Nine months ended
	September 30, 2011	September 30, 2012
Cash flows used in operating activities:
Net income (loss) before non-controlling interests	$35,476	$(11,777)
Less net income from discontinued operations	(28,735)	—
Net income (loss) from continuing operations	6,741	(11,777)
Adjustments to reconcile net income (loss) to net cash used in operating activities (see Schedule A)	(13,355)	(4,937)
Net cash used in operating activities – continuing operations	(6,614)	(16,714)
Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	(351)	(476)
Acquisition of license	—	(150)
Restricted deposits	(656)	(46)
Release of restricted deposits	1,096	386
Maturity of short-term deposits	—	16,015
Short-term deposit	—	(8,015)
Amounts funded for severance assets	(225)	(235)
Advances to CoaLogix prior to sale	(278)	—
Proceeds from the sale of CoaLogix, net of CoaLogix cash	61,632	—
Escrow deposits from CoaLogix sale	(6,308)	—
Release of escrow deposits	—	5,961
Proceeds from the sale of HangXing	492	—
Acquisition of OmniMetrix, net of cash acquired (see Schedule C)	—	(7,835)
Net cash provided by investing activities – continuing operations	55,402	5,605
Cash flows provided by (used in) financing activities:
Proceeds from employee stock option and warrant exercises	194	1,330
Short-term bank credit, net	(348)	(131)
Proceeds from borrowings of long-term debt	68	16
Repayments of long-term debt	(238)	(135)
Dividends paid	—	(2,682)
Other	29	—
Net cash used in financing activities – continuing operations	(295)	(1,602)

Discontinued operations:
Operating cash flows	(2,020)	—
Investing cash flows	(187)	—
Financing cash flows	1,683	—
Net cash used in discontinued operations	(524)	—
Effect of exchange rate changes on cash and cash equivalents	(143)	148

Net increase (decrease) in cash and cash equivalents	47,826	(12,563)
Cash and cash equivalents at beginning of the year of discontinued operations	807	—
Cash and cash equivalents at beginning of year of continuing operations	6,549	34,280
Cash and cash equivalents at the end of the period	$55,182	21,717

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

		Nine months ended
		September 30, 2011	September 30, 2012
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Depreciation and amortization	$625	$1,035
	Increase in accrued severance	293	371
	Stock-based compensation	315	590
	Deferred taxes	(10,697)	(1,766)
	Gain on the sale of HangXing	(492)	—
	Other	(52)	(29)
	Change in operating assets and liabilities:
	Decrease (increase) in accounts receivable, unbilled work-in process, other current and other assets	874	(2,315)
	Increase in inventory	(763)	(799)
	Decrease in accounts payable, accrued payroll, payroll taxes and social benefits, advances from customers, other current liabilities and other liabilities	(3,458)	(2,024)
		$(13,355)	$(4,937)
B.	Non-cash investing and financing activities:
	Adjustment of additional paid-in-capital and non-controlling interests from additional investment option by Acorn in USSI	$600	$975
	Value of shares issued under dividend reinvestment plan		$69
	Value of shares issued as compensation	101

C.	Assets/liabilities acquired in the acquisition of OmniMetrix
	Accounts receivable		(328)
	Inventory		(234)
	Other current assets		(10)
	Property and equipment		(26)
	Intangible assets		(5,581)
	Goodwill		(1,930)
	Current liabilities		274
			(7,835)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
Certain reclassifications have been made to the Company's condensed consolidated financial statements for the three and nine month periods ended September 30, 2011 to conform to the current period's condensed consolidated financial statement presentation.
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

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position, results of operations and cash flows.

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
The transaction was accounted for as a purchase business combination. OmniMetrix's results from operations for the period from acquisition (February 15, 2012) to September 30, 2012 have been included in the Company’s consolidated Statement of Operations. In the period since our acquisition, the Company recorded $952 of revenues and a net loss of $1,381 associated with OmniMetrix's activities. Pro forma information with respect to the acquisition of OmniMetrix are not included in these condensed financial statements as the information is not material.

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
	$5,581

Goodwill is not amortized for financial statement purposes in accordance with generally accepted accounting principles and is expected to be deductible for tax purposes.

NOTE 4—US SEISMIC SYSTEMS, INC.

On February 6, 2012, the Company entered into a new Stock Purchase Agreement (the “USSI Purchase Agreement”) with USSI pursuant to which the Company converted previously advanced funds into additional shares of USSI common stock (“USSI Common Stock”) and shares of USSI's new Series A-1 Preferred Stock (“USSI Preferred Stock”). The Company also made a further payment to USSI of $2,250 on February 6, 2012 to purchase additional shares of USSI Preferred Stock. The USSI Preferred Stock provides that upon any future liquidation of USSI, to the extent funds are available for distribution to USSI's stockholders after the satisfaction of any USSI liabilities at that time, USSI would first repay the Company for the purchase price of its USSI Preferred Stock. Thereafter, the Company would receive a further payment for such shares ratably with all other USSI Common Stock holders as though the Company's shares of USSI Preferred Stock were the same number of shares of USSI Common Stock.
In April 2012, the Company conducted a second closing for the purchase of additional USSI Preferred Stock in accordance with the USSI Purchase Agreement and invested an additional $2,500 in USSI. Following this investment, the Company would own approximately 92% of USSI upon conversion of the USSI Preferred Stock.
On July 30, 2012, the Company entered into another Stock Purchase Agreement (the “Summer USSI Purchase Agreement”) with USSI pursuant to which the Company made a payment to USSI of $2,500 to purchase additional shares of USSI Preferred Stock. The USSI Preferred Stock is the same class of shares that the Company acquired earlier this year (see above).  In connection with this investment, the Company also entered into a Second Amended and Restated Stockholders Agreement with USSI and its other stockholders providing for certain rights and obligations to purchase or sell our USSI securities and with regard to the management of USSI.

                Following the July 30, 2012 payment to USSI, the Company would own approximately 93.6% of USSI upon conversion of the USSI Preferred Stock. The  Summer USSI Purchase Agreement contemplated that the Company would make an additional investment of $2,500 later in 2012 in exchange for additional shares of USSI Preferred Stock.  On November 1, 2012, the Company made this additional investment (see Subsequent Events - Note 12).
In connection with the USSI Purchase Agreement, the Company established a new 2012 Stock Plan (the “USSI 2012 Stock Option Plan” or the "Plan") under which key employees, directors and consultants of USSI may receive options to purchase up to an aggregate of 1,180,000 shares of USSI Common Stock on such terms as the Plan provides and as determined by USSI's board of directors or by such committee designated by USSI's board to administer the Plan, if any. If options to purchase all shares of USSI Common Stock available under the Plan are granted and exercised, the Company would own approximately 83.2% of USSI upon conversion of the USSI Preferred Stock. See Note 8(d).

NOTE 5—NON-CONTROLLING INTERESTS

The composition of the net income (loss) attributable to non-controlling interests (“NCI”) is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2011	2012	2011	2012
Net income (loss) attributable to NCI in DSIT	$(78)	$69	$(56)	$4
Net loss attributable to NCI in USSI	(406)	(806)	(125)	(280)
Net loss attributable to NCI	$(484)	$(737)	$(181)	$(276)

NOTE 6—INVENTORY

The composition of inventory is as follows:

	As of December 31, 2011	As of September 30, 2012
Raw materials	$1,663	$2,030
Work-in-process	481	603
Finished goods	—	557
	$2,144	$3,190

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

(a) Goodwill

The changes in the carrying amounts of goodwill by segment from December 31, 2011 to September 30, 2012 were as follows:

	Energy & Security Sonar Solutions segment	GridSense segment	USSI segment	Power Generation Monitoring segment	Cathodic Protection segment*	Total
Balance as of December 31, 2011	$527	$2,708	$1,402	$—	$—	$4,637
Goodwill recorded in the acquisition of OmniMetrix (see Note 3)	—	—	—	1,517	413	1,930
Translation adjustment	(12)	67	—	—	—	55
Balance as of September 30, 2012	$515	$2,775	$1,402	$1,517	$413	$6,622

* Results for the Cathodic Protection segment are included in "Other" in Segment Reporting (see Note 11).

(b) Intangibles

The changes in the carrying amounts of and accumulated amortization of intangible assets from December 31, 2011 to September 30, 2012 were as follows:

	Energy & Security Sonar Solutions segment		GridSense segment		USSI segment		Power Generation Monitoring segment		Cathodic Protection segment**
	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Total
Balance as of December 31, 2011	$519	$(274)	$2,748	$(543)	$2,565	$(235)	$—	$—	$—	$—	$4,780
Acquisition of license	—	—	—	—	150	—	—	—	—	—	150
Intangibles recorded in the acquisition of OmniMetrix (see Note 3)	—	—	—	—	—	—	4,385	—	1,196	—	5,581
Amortization	—	(61)	—	(243)	—	(107)	—	(221)	—	(84)	(716)
Cumulative translation adjustment	(11)	7	41	(9)	—	—	—	—	—	—	28
Balance as of September 30, 2012	$508	$(328)	$2,789	$(795)	$2,715	$(342)	$4,385	$(221)	$1,196	$(84)	$9,823
Weighted average estimated useful lives in years	6		10		20		13		9

*    Accumulated amortization
** Results for the Cathodic Protection segment are included in "Other" in Segment Reporting (see Note 11).

The composition of intangibles in each of the Company's segments are as follows:

Segment	Type of Intangible
Energy & Security Sonar Solutions	Naval technologies
GridSense	Software and customer relationships
USSI	Sensor technologies and license
Power Generation Monitoring	Technologies, customer relationships and non-compete agreements
Cathodic Protection*	Technologies and customer relationships
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

Amortization expense for the nine months ended September 30, 2011 and 2012 amounted to $401 and $716, respectively. Amortization expense with respect to intangible assets is estimated to be $1,010, $978, $897, $855 and $855 for each of the years ending September 30, 2013 through 2017.

NOTE 8—EQUITY

(a)	Dividend Reinvestment Plan

On August 15, 2012, the Company announced that it is offering its stockholders an opportunity to participate in a Dividend Reinvestment Plan ("DRIP "). The Company is offering up to 600,000 shares of its common stock for purchase under the DRIP. The DRIP provides participants the ability to invest all or a portion of cash dividends on their Acorn shares in additional shares of the Company's common stock. Initially, the Company will issue the shares under the DRIP directly at a 5% discount from the market price. The DRIP is administered by the Company's stock transfer agent.

(b)	Dividends

On February 7, 2012, the Company announced that its Board of Directors approved a first quarter 2012 dividend of $0.035 per share which was paid on March 1, 2012 to common stockholders of record on February 20, 2012. On April 19, 2012, the Company's Board of Directors approved a second quarter 2012 dividend of $0.035 per share which was paid on June 1, 2012 to common stockholders of record on May 15, 2012. On July 10, 2012, the Company's Board of Directors approved a third quarter 2012 dividend of $0.035 per share which was paid on September 4, 2012 to common stockholders of record on August 17, 2012. The dividends are a continuation of the Company's policy to pay a regular quarterly dividend. The March 1, 2012 dividend payment was $620 while the June 1, 2012 dividend payment was $627 and the September 4, 2012 dividend payment was $628 of which $559 was in cash and $69 (net of the DRIP discount of $3) was in common stock of the Company (representing 8,429 shares of common stock) in accordance with the DRIP. See Note 12 - Subsequent Events with respect to the declaration of the fourth quarter 2012 dividend.

(c)	Acorn Stock Options

A summary of stock option activity for the nine months ended September 30, 2012 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighed Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,388,333	$4.17
Granted	190,000	$8.09
Exercised	(215,197)	$3.18
Forfeited or expired	(152,803)	$5.29
Outstanding at September 30, 2012	1,210,333	$4.82	3.5 years	$5,028
Exercisable at September 30, 2012	944,708	$4.13	4.1 years	$4,526

 The weighted average grant date fair value of the 190,000 stock options granted during the first nine months of 2012 was $3.60 per share. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.3%
Expected term of options, in years	6.5
Expected annual volatility	58%
Expected dividend yield	1.8%

(d)	USSI Stock Option Plan

In February 2012, the Company adopted the USSI 2012 Stock Option Plan  for its USSI subsidiary to be administrated by the board of directors of USSI. In September 2012, USSI granted options to purchase 619,375 of its common shares, to senior management, employees, outside directors and a consultant of USSI under the Plan. The options were granted with an exercise price of $1.72 per share based on a valuation performed by an independent third party and are exercisable for a period of seven years. The options vest over a three to four year period based on date of hire or other benchmark specified in the option agreement. Upon exercise of all the options in the Plan, the Company’s holdings in USSI will be diluted from 93.6% to approximately 83.2% (see Subsequent Events - Note 12). During the three and nine month periods ending September 30, 2012, $281 was recorded as stock compensation expense with respect to the abovementioned options ($68 in Research and development expenses, net of credits and $213 in Selling, general and administrative expenses). The purposes of the Plan for our USSI subsidiary are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to service providers and to promote the success of the business of USSI.

(e)	Stock-based Compensation Expense

Stock-based compensation expense included in the Company’s Condensed Statements of Operations for the three and nine month periods ended September 30, 2011 and 2012, was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2011	2012	2011	2012
Research and development expenses, net of credits	$—	$68	$—	$68
Selling, general and administrative expenses	315	522	50	340
Total stock-based compensation expense	$315	$590	$50	$408

(f)	Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance.  A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighed Average Remaining Contractual Life
Outstanding at December 31, 2011	313,806	$4.29
Granted	—
Exercised	(269,808)	$4.39
Forfeited or expired	(15,248)	$3.68
Outstanding at September 30, 2012	28,750	$3.68	3.2 years

During the nine months ended September 30, 2012, 36,502 warrants were exercised and 15,248 warrants were forfeited in connection with the “net exercise” of 51,750 warrants. In a net exercise of a warrant, the Company does not require a payment of the exercise price of the warrant from the warrant holder, but reduces the number of shares of common stock issued upon the exercise of the warrant by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the warrants covered by the warrants exercised. The 51,750 warrants which were exercised under this method had a weighted average exercise price of $3.68 per share.

(g)	DSIT Warrants

In August 2012, the warrant to purchase 10% of DSIT issued in August 2005 to the purchaser of the Company's former dsIT Technologies, Ltd. subsidiary expired.

NOTE 9—WARRANTY PROVISION

The changes in the warranty provision from December 31, 2011 to September 30, 2012 was as follows:

Gross Carrying Amount
Balance at December 31, 2011*	$188
Warranties issued	—
Adjustment of warranty provision	54
Warranty claims	—
Balance at September 30, 2012*	$242

* The balance at December 31, 2011 is included in other current liabilities ($37) and other long-term liabilities ($151). At September 30, 2012, the balance is included in other current liabilities ($32) and other long-term liabilities ($210).

NOTE 10—FAIR VALUE MEASUREMENTS

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at September 30, 2012
	Level 1	Level 2	Level 3	Total
Short-term deposits	$10,000	$—	$—	$10,000
Restricted deposits – current and non-current	2,154	—	—	2,154
Funds held in escrow	—	—	—	—
Derivative assets	7	—	—	7
Total	$12,161	$—	$—	$12,161

	As at December 31, 2011
	Level 1	Level 2	Level 3	Total
Short-term deposits	$18,000	$—	$—	$18,000
Restricted deposits – current and non-current	2,494	—	—	2,494
Funds held in escrow	5,961	—	—	5,961
Derivative liabilities	(18)	—	—	(18)
Total	$26,437	$—	$—	$26,437

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

(4)
The Company's Power Generation Monitoring segment provides products and services which deliver critical, real-time machine information to customers, while its Smart Service™ software provides remote diagnostics that give users real control over their equipment. These activities are performed through the Company's OmniMetrix subsidiary. As these activities were acquired in February 2012 (see Note 3), there are no comparative results reported for these activities for the three and nine month periods ended September 30, 2011.

Other operations include various operations in DSIT and OmniMetrix that do not meet the quantitative thresholds under applicable accounting principles.

	Energy & Security Sonar Solutions	GridSense	USSI	Power Generation Monitoring	Other	Total
Nine months ended September 30, 2012
Revenues from external customers	$9,170	$2,884	$1,317	$629	$1,187	$15,187
Intersegment revenues	—	—	—	—	—	—
Segment gross profit (loss)	3,281	1,240	(773)	188	526	4,462
Depreciation and amortization	173	288	238	221	106	1,026
Stock compensation expense	—	—	282	—	—	282
Segment net income (loss) before income taxes	619	(3,556)	(6,032)	(503)	82	(9,390)

Nine months ended September 30, 2011
Revenues from external customers	$5,654	$4,684	$883	$—	$1,032	$12,253
Intersegment revenues	—	—	—	—	—	—
Segment gross profit (loss)	1,715	2,233	(107)	—	486	4,327
Depreciation and amortization	162	278	160	—	21	621
Stock compensation expense	—	—	—	—	—	—
Segment net income (loss) before income taxes	(782)	(787)	(1,899)	—	180	(3,288)

Three months ended September 30, 2012
Revenues from external customers	$2,988	$977	$234	$328	$525	$5,052
Intersegment revenues	—	—	—	—	—	—
Segment gross profit (loss)	984	423	(168)	139	295	1,673
Depreciation and amortization	57	99	85	89	40	370
Stock compensation expense	—	—	282	—	—	282
Segment net income (loss) before income taxes	38	(1,499)	(2,230)	(275)	147	(3,819)

Three months ended September 30, 2011
Revenues from external customers	$1,622	$2,544	$635	$—	$250	$5,051
Intersegment revenues	—	—	—	—	—	—
Segment gross profit (loss)	329	1,237	190	—	51	1,807
Depreciation and amortization	64	98	51	—	8	221
Stock compensation expense	—	—	—	—	—	—
Segment net income (loss) before income taxes	(512)	271	(645)	—	(55)	(941)

Reconciliation of Segment Income (Loss) to Consolidated Net Loss

	Nine months ended September 30,		Three months ended September 30,
	2011	2012	2011	2012
Total net loss before income taxes for reportable segments	$(3,468)	$(9,472)	$(886)	$(3,966)
Other operational segment net income (loss) before income taxes	180	82	(55)	147
Total segment net loss before income taxes	(3,288)	(9,390)	(941)	(3,819)
Unallocated cost of corporate, DSIT and OmniMetrix headquarters*	(2,535)	(4,863)	(845)	(1,694)
Gain on sale of HangXing	492	—	—	—
Gain on the sale of discontinued operations, net of income taxes	30,683	—	30,683	—
Income tax benefit, net**	12,072	2,476	12,111	1,487
Non-controlling interests (see Note 5)	484	737	181	276
Loss from discontinued operations, net of the loss attributable to non-controlling interests	(1,408)	—	(393)	—
Consolidated net income (loss) attributable to Acorn Energy, Inc. shareholders	$36,500	$(11,040)	$40,796	$(3,750)

* Includes stock compensation expense of $315 and $309 for the nine month periods ending September 30, 2011 and 2012, respectively. Includes stock compensation expense of $50 and $127 for the three month periods ending September 30, 2011 and 2012, respectively.

** In the nine months ended September 30, 2012, includes an income tax benefit of $2,600 recorded with respect to net operating loss carryback of the Company's expected consolidated tax loss in the United States.

In the three months ended September 30, 2012, includes an income tax benefit of $1,500 recorded with respect to net operating loss carryback of the Company's expected consolidated tax loss in the United States.

In the three and nine month periods ended September 30, 2011, relates primarily to the recognition of deferred tax assets of $12,000 following the gain on the sale of CoaLogix.

NOTE 12—SUBSEQUENT EVENTS

Additional Investment in USSI

Following the July 30, 2012 payment to USSI, the Company would own approximately 93.6% of USSI upon conversion of the USSI Preferred Stock. On November 1, 2012, Acorn made an additional investment of $2,500 in exchange for additional shares of USSI Preferred Stock under the Summer USSI Purchase Agreement. Following the November 1, 2012 payment to USSI, the Company would own approximately 94.4% of USSI upon conversion of the USSI Preferred Stock (which amount would be diluted to approximately 85.1% if all options which could be awarded under USSI's 2012 Stock Purchase Plan were awarded and exercised).

Dividends

On October 23, 2012, the Company's Board of Directors approved a fourth quarter 2012 dividend of $0.035 per share to be paid on December 3, 2012 to common stockholders of record on November 15, 2012.

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

FINANCIAL RESULTS BY COMPANY
The following table shows, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies. The financial results of OmniMetrix are included in our consolidated financial statements effective February 15, 2012. Accordingly, there are no comparative results reported for these activities for the three and nine month periods ended September 30, 2011.

	Nine months ended September 30, 2012
	DSIT	OmniMetrix	GridSense	USSI	Acorn	Total
Revenues	$10,034	$952	$2,884	$1,317	$—	$15,187
Cost of Sales	6,401	592	1,643	2,089	—	10,725
Gross profit	3,633	360	1,241	(772)	—	4,462
Gross profit margin	36%	38%	43%	(59)%		29%
R& D expenses, net of credits	789	208	1,114	2,660	—	4,771
Selling, general and administrative expenses	2,224	1,533	3,509	2,598	4,027	13,891
Operating income (loss)	$620	$(1,381)	$(3,382)	$(6,030)	$(4,027)	$(14,200)

	Nine months ended September 30, 2011
	DSIT	OmniMetrix	GridSense	USSI	Acorn	Total
Revenues	$6,686	$—	$4,684	$883	$—	$12,253
Cost of Sales	4,486	—	2,451	989	—	7,926
Gross profit	2,200	—	2,233	(106)	—	4,327
Gross profit margin	33%		48%	(12)%		35%
R& D expenses, net of credits	428	—	525	634	—	1,587
Selling, general and administrative expenses	2,375	—	2,565	1,158	2,511	8,609
Operating loss	$(603)	$—	$(857)	$(1,898)	$(2,511)	$(5,869)

	Three months ended September 30, 2012
	DSIT	OmniMetrix	GridSense	USSI	Acorn	Total
Revenues	$3,271	$570	$977	$234	$—	$5,052
Cost of Sales	2,141	284	553	401	—	3,379
Gross profit	1,130	286	424	(167)	—	1,673
Gross profit margin	35%	50%	43%	(71)%		33%
R& D expenses, net of credits	333	137	427	857	—	1,754
Selling, general and administrative expenses	750	699	1,320	1,205	1,298	5,272
Operating income (loss)	$47	$(550)	$(1,323)	$(2,229)	$(1,298)	$(5,353)

	Three months ended September 30, 2011
	DSIT	OmniMetrix	GridSense	USSI	Acorn	Total
Revenues	$1,872	$—	$2,544	$635	$—	$5,051
Cost of Sales	1,492	—	1,307	445	—	3,244
Gross profit	380	—	1,237	190	—	1,807
Gross profit margin	20%		49%	30%		36%
R& D expenses, net of credits	158	—	250	305	—	713
Selling, general and administrative expenses	791	—	872	530	949	3,142
Operating income (loss)	$(569)	$—	$115	$(645)	$(949)	$(2,048)

BACKLOG
As of September 30, 2012, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

DSIT Solutions	$9.2
GridSense	0.9
OmniMetrix	0.4
USSI	1.2
Total	$11.7

RECENT DEVELOPMENTS

(1)	Additional Investment in USSI
On July 30, 2012, Acorn entered into another Stock Purchase Agreement (the “Summer USSI Purchase Agreement”) with USSI pursuant to which we made a payment to USSI of $2.5 million to purchase additional shares of USSI Preferred Stock. The USSI Preferred Stock is the same class of shares that we acquired earlier this year and provides that upon any future liquidation of USSI, to the extent funds are available for distribution to USSI's stockholders after the satisfaction of any USSI liabilities at that time, USSI would first repay Acorn for the purchase price of its USSI Preferred Stock. Thereafter, Acorn would receive a further payment for such shares ratably with all other USSI Common Stock holders as though Acorn's shares of USSI Preferred Stock were the same number of shares of USSI Common Stock.

                On November 1, 2012, Acorn made an additional investment of $2.5 million in exchange for additional shares of USSI Preferred Stock under the Summer USSI Purchase Agreement. Following the November 1, 2012 payment to USSI, Acorn would own approximately 94.4% of USSI upon conversion of the USSI Preferred Stock (which amount would be diluted to approximately 85.1% if all options which could be awarded under USSI's 2012 Stock Purchase Plan were awarded and exercised).

(2)	Dividends
On October 23, 2012, the Company's Board of Directors approved a fourth quarter 2012 dividend of $0.035 per share to be paid on December 3, 2012 to common stockholders of record on November 15, 2012.

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

During 2012, each of the four abovementioned activities represented a reportable segment. In addition, our “Other” segment represents IT and consulting activities at our DSIT subsidiary as well as Cathodic Protection activities in our newly acquired OmniMetrix subsidiary. As OmniMetrix's activities were acquired in February 2012, there are no comparative results reported for these activities for the three and nine month periods ended September 30, 2011.
The following analysis should be read together with the segment information provided in Note 11 to the interim unaudited condensed consolidated financial statements included in this quarterly report.

DSIT Solutions
DSIT reported increased revenues in the first nine months of 2012 as compared to the first nine months of 2011 as well as increased gross profit, gross margin and net income. DSIT's revenues of $10.0 million for the first nine months of 2012 represents an increase of approximately $3.3 million or 50% as compared to the first nine months of 2011. Third quarter 2012 revenues of $3.3 million also reflected an increase of $1.4 million or 75% compared to third quarter 2011 revenues of $1.9 million. The increased revenues for both the first nine months of 2012 and the third quarter of 2012 was due to increased revenues in our Energy & Sonar Security Solutions segment which reported first nine month 2012 revenues of $9.2 million compared to $5.7 million in the first nine months of 2011 and $3.0 million in the third quarter of 2012 versus $1.6 million in the third quarter of 2011. The increase in revenues was due to the receipt of a major AquaShieldTM Diver Detection Sonar ("DDS") project (valued at $12.3 million) in the end of 2011 and the subsequent work on that project. DSIT expects work on this project to continue into mid 2013.

DSIT's gross profit in the first nine months of 2012 increased by approximately $1.4 million or 65% compared to first nine months 2011 gross profit. The increase in gross profit was attributable to the abovementioned increase in revenues combined with an increase in the gross margin over the period. Gross margins increased in the first nine months of 2012 to 36% as compared to 33% in the first nine months of 2011. Third quarter 2012 gross margin of 35% was also significantly above third quarter 2011 gross margin of 20%. The increase in the gross margin was attributable to higher margin projects being worked on in 2012 as compared to 2011 as well as the 2011 gross margin being negatively impacted by increased costs associated with technical difficulties encountered in a number of projects.

In June 2012, DSIT together with USSI were awarded a joint $900,000 grant from the Israel-United States Binational Industrial Research and Development (“BIRD”) Foundation for the joint development of the next generation integrated passive/active threat detection system for underwater site protection. In October 2012, a Cooperation and Project Funding Agreement was signed between the companies and the BIRD Foundation which allows for the commencement of the funding which is expected to take place over a 24 month period. DSIT anticipates receipt of a majority (approximately 60%) of the grant based on the expected allocation of project costs between DSIT and USSI. The first advance payment from the BIRD Foundation of approximately $110,000 is expected to be received during the fourth quarter of 2012.

During the first nine months of 2012, DSIT recorded approximately $0.8 million of Research and Development (R&D) expense, an increase of approximately $0.4 million compared to the first nine months of 2011. R&D expense was $0.3 million and $0.2 million during the third quarters of 2012 and 2011, respectively. The increase is primarily attributable in part to work on joint development (with USSI) of the next generation integrated passive/active threat detection system for underwater site protection and efforts to expand DSIT's portfolio of products. DSIT anticipates that its R&D costs will increase above its current levels for the foreseeable future.

During the first nine months of 2012, DSIT recorded approximately $2.2 million of selling, general and administrative (SG&A) expense; approximately $0.2 million or 6% below the $2.4 million recorded in the first nine months of 2011. Third quarter 2012 SG&A of $0.7 million was slightly below third quarter 2011 SG&A of $0.8 million. The decreases are due to decreased marketing costs in 2012 as 2011 (particularly the first half of 2011) had a relatively high number of product demonstrations as well as a weaker New Israeli Shekel (NIS) during the periods which decreased our NIS expenses when reported in U.S. dollars. DSIT anticipates that its marketing costs will increase above its current levels for the foreseeable future.

At December 31, 2011, DSIT had a backlog of approximately $13.6 million. During the first nine months of 2012, we received new orders totaling approximately $4.7 million and at the end of September 2012 had a backlog of approximately $9.2 million.

The lease for DSIT's current operating facilities in the Tel Aviv, Israel metropolitan area expired in August 2012. DSIT is currently continuing the lease on a month-to-month basis and is negotiating an extension of the lease. DSIT does not anticipate a material change in its annual rent.

GridSense

In the first nine months of 2012, GridSense reported revenues of $2.9 million, a decrease of $1.8 million (38%) compared to first nine month 2011 revenues of $4.7 million. Third quarter 2012 revenues of $1.0 million represents a decrease of $1.6 million (62%) compared to third quarter 2011 revenues. During the first nine months of 2012 compared to the first nine months of 2011, GridSense reported reduced revenues in both the United States and in Australia with revenues decreasing from $2.1 million to $1.5 million in the United States and from $2.6 million to $1.4 million in Australia. The decreased revenues in the United States during 2012 compared to 2011 was attributable to approximately $1.5 million of revenue recorded in 2011 with respect to the beginning of the fulfillment of an order of over 2,000 transformers monitors to a southeastern US electric utility which began in the second quarter of 2011. Revenue from this customer decreased to approximately $0.2 million in 2012. The decreased revenues in Australia during 2011 compared to 2012 was primarily attributable to approximately $0.7 million of revenue recorded from a single customer in 2011 which provided negligible revenue in 2012. In addition, there were limited sales from three major utility customers in New South Wales due to a restructuring by the State government to bring these three entities under a single new state owned corporation. Management expects spending from these three utilities to return to normal levels in 2013.

While GridSense sees a general improvement in the overall business environment in the utility industry and expects utility spending to continue to increase in future quarters, the timing of such spending on products such as those that GridSense provides cannot be predicted with certainty due to the sales cycle of electric utilities which is typically long and requires much technical and application support. To address these long sales cycles, GridSense has expanded its customer pilot programs from just a handful to over forty around the globe. We expect that many of these paid pilot projects could result is substantial commercial rollouts, in the fourth quarter of 2012 and into 2013. GridSense's recently announced initial order of 500 TransformerIQTM advanced monitoring units (valued at approximately $1.0 million) to a major California utility is an example of a paid pilot project developing into a commercial rollout. This order represents an early phase of the utility's rollout plan and we expect it to be processed and shipped in the fourth quarter of 2012.

GridSense's gross profit in the first nine months of 2012 decreased by approximately $1.0 million or 44% compared to first nine months 2011 gross profit. GridSense's gross profit in the third quarter of 2012 decreased by approximately $0.8 million or 66% compared to third quarter 2011 gross profit. The decrease in gross profit was attributable to the abovementioned decrease in revenues combined with a decrease in gross margins. Gross margins decreased in the first nine months of 2012 to 43% as compared to 48% in the first nine months of 2011. In the third quarter of 2012, GridSense's gross margin decreased from 49% in 2011 to 43% in 2012. The decrease in gross margin during the first nine months and third quarter of 2012 was attributable to product delays of the latest version of the company's line monitoring platform which resulted in the fulfillment of orders based on the higher costing predecessor product. Also, additional costs were incurred in freight as the company began shifting production from its Sydney facility to its Sacramento facility. The transfer of production of all products will be complete before the end of the year and will result in greater production efficiencies and cost savings in the long term.

In the first nine months of 2012, GridSense recorded $1.1 million of R&D expense as compared to $0.5 million in the first nine months of 2011. Third quarter 2012 R& D expense was $0.4 million compared to $0.3 million in the third quarter of 2011. During 2012, GridSense added to its engineering team in order to accelerate the development of some key projects that GridSense believes will lead to the generation of new revenues. We expect that R&D expenses going forward will approximate those of the third quarter of 2012.

During the first nine months of 2012, GridSense recorded approximately $3.5 million of SG&A expense representing an increase of approximately $0.9 million (37%) compared to first nine months 2011 SG&A expense of $2.6 million. Third quarter SG&A expense increased from $0.9 million in 2011 to $1.3 million in 2012 (51%). The increased SG&A costs for both the first nine months and the third quarter are primarily due to increased salary costs associated with additional sales, marketing, administrative and accounting staff as well as increased advertising and marketing related expenses, increased facility expenses and increased professional fees. We do not expect SG&A costs to change significantly in coming periods.

We expect that GridSense will continue to require working capital support while it focuses on increasing its sales. Acorn continues to provide funds for GridSense's working capital needs and expects to do so in the future. In the period from January 1 to June 30, 2012, Acorn provided GridSense $2.0 million for its working capital needs. On August 3, 2012, we committed to fund an additional $3.0 million to GridSense (the "Commitment"), payable in increments as we deem necessary during the balance of 2012 and during 2013. During the period from August 3, 2012 to October 31, 2012, we transferred $2.1 million of this Commitment. On August 20, 2012, GridSense signed a Loan and Security Agreement with a bank to provide it with up to a $1.0 million revolving line of credit (subject to a calculated borrowing base). GridSense cannot draw on the line of credit until the bank completes its review and approves GridSense's 2013 business plan. The line-of-credit is also subject to certain financial covenants.

On October 31, 2012, GridSense had cash on hand of approximately $270,000. We have no assurance that GridSense will increase its sales or reduce its need for additional financing to support its working capital needs following the remaining funding by us under the Commitment. Additional working capital support may be in the form of an additional or expanded bank line, new investment by others, additional investment or loans by Acorn, or a combination of the above. There is no assurance that GridSense will be able to obtain an additional or expanded line-of-credit or other support in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional investment from us in GridSense may be limited by the working capital needs of our corporate activities and other operating companies.

USSI

In the first nine months of 2012, USSI reported revenues of $1.3 million, an increase of $0.4 million (49%) compared to first nine months of 2011 revenues of $0.9 million. The increased 2012 revenues compared to 2011 revenues was attributable to the revenue recognized in 2012 on six different projects (four of which were energy related proof-of-concept projects) whereas in the first nine months of 2011, USSI recognized revenue on just three different projects (only one of which was energy related). The revenue recognized in 2012 included two large proof of concept projects: 1) a commercial high temperature down-hole fiber-optic seismic array (40 - level array) which is designed for monitoring wells that use the latest unconventional oil and gas extraction technique known as hydrofracking, and 2) an Ultra-High Sensitivity fiber-optic based marine seismic array for oil and gas exploration to an international service provider for use as a marine array to aid in the collection and interpretation of data in the hostile environment of deep sea oil and gas operations. These two contracts contributed over $0.8 million to USSI's 2012 revenue.

Third quarter 2012 revenues of $234,000 reflects a $401,000 (63%) decrease compared to third quarter 2011 revenues of $635,000. The decrease in revenues is primarily attributable to the revenue associated with the completion of a major U.S. Government project in the third quarter of 2011. The decrease in third quarter 2012 revenue as compared to third quarter 2011 was solely due to the number and size of projects that USSI was able to complete and deliver during the respective quarters.

In the first nine months of 2012, gross profit continued to be negative ($772,000) as it was in the first nine months of 2011 ($106,000). The negative gross profit is primarily due to large amounts of up front non-recurring engineering design costs ("NRE") that accompanied the production of the first commercial high temperature down‐hole fiber‐optic seismic array (40 - level array). Similar NRE accompanied USSI's other proof of concept projects in 2012. USSI's recorded negative gross profit in the third quarter of 2012 of $167,000 compared to a gross profit of $189,000 in the third quarter of 2011. The increase in USSI's negative gross profit was primarily attributable to the amount of Q3 2012 NRE on a prototype defense project.

USSI is continuing to work to develop cost cutting measures for the manufacturing of its commercial products, including investment in equipment that will make manufacturing more efficient and improving the production process and product designs that will ultimately result in less man-hours required for each product sold. We cannot at this time determine when the impact of these improved production processes and product designs will ultimately produce improved gross margins as each of our proof-

of-concept projects has its own unique NRE design costs associated with it. We believe that upon receipt of a follow-up order on one of our proof-of-concept projects, we will realize significantly greater efficiencies in production.

During the first nine months of 2012, USSI recorded approximately $2.7 million of research and development ("R&D") expense as compared to $0.6 million in the first nine months of 2011. During the third quarter of 2012, USSI recorded approximately $0.9 million of R&D expense as compared to $0.3 million in the third quarter 2011. The increased R&D expense is due to an increase in engineering headcount as well as an increase in R&D materials used in product development. We expect R&D expense to continue at levels seen in the third quarter of 2012 as USSI continues to internally develop more efficient production versions of its current products and adds additional engineering headcount to continue its development of multiple product offerings.

In June 2012, USSI together with DSIT were awarded a joint $900,000 grant from the BIRD Foundation for the joint development of the next generation integrated passive/active threat detection system for underwater site protection. In October 2012, a Cooperation and Project Funding Agreement was signed between the companies and the BIRD Foundation which allows for the commencement of the funding which is expected to take place over a 24 month period. USSI anticipates receipt of a approximately 40% of the grant based on the expected allocation of project costs between DSIT and USSI. The first advance payment from the BIRD Foundation of approximately $70,000 was received in October 2012.

During the first nine months of 2012, USSI recorded approximately $2.6 million of SG&A expense representing an increase of approximately $1.4 million (124%) compared to the first nine months of 2011. Third quarter 2012 SG&A expense ($1.2 million) also reflects an increase of $0.7 million over third quarter 2011 SG&A expense of $0.5 million.The increased SG&A costs are due to increased sales and marketing activities combined with the costs of additional administrative personnel. In addition, both the three and nine month SG&A costs of 2012 include approximately $0.2 million of non-cash stock compensation expense associated with USSI's stock option plan. Excluding non-cash stock compensation costs, we expect near term SG&A costs to approximate those for the third quarter of 2012.

As at September 30, 2012, USSI's backlog of projects was approximately $1.2 million which is comprised of three energy related proof-of-concept projects. USSI anticipates recognizing the revenue associated with these projects over the next two quarters. Actual revenue recognition for these projects may be over a longer period of time depending upon USSI's ability to obtain delivery of raw materials with long lead times on a timely basis from its suppliers and control NRE costs. We continue to anticipate significant growth in orders, particularly from new customers related to our 4D reservoir and shale gas monitoring systems following the numerous demonstrations performed during the year as well as follow-on projects from our existing "proof-of-concept" projects, each of which has the potential for annual multi-million dollar follow-up orders. We also anticipate a leveling off of our growing personnel costs as the pace of our personnel growth is expected to slow down. In 2012, we have grown our employee base from 28 full-time employees (inclusive of consultants) at the end of 2011 to 50 full-time employees (inclusive of consultants) as of October 31, 2012.

We expect that USSI will continue to require working capital support while it works on transitioning from development to production and as it continues to work on refining its manufacturing capabilities. USSI currently has no other sources of financing other than its internally generated sales and investments by Acorn. As noted in Recent Developments, On July 30, 2012, Acorn entered into the Summer USSI Purchase Agreement with USSI pursuant to which we made a payment to USSI of $2.5 million to purchase additional shares of USSI Preferred Stock. On November 1, 2012, Acorn made an additional investment of $2.5 million in exchange for additional shares of USSI Preferred Stock under the Summer USSI Purchase Agreement. On November 1, 2012, following this additional investment, USSI had cash on hand of approximately $2.8 million. We have no assurance that USSI will not need additional financing from time-to-time to finance its working capital needs beyond our current investment. Additional financing for USSI may be in the form of a bank line, new investment by others, a loan or investment by Acorn, or a combination of the above. USSI is currently engaged in discussions with a bank in order to obtain a line-of-credit. There is no assurance that USSI will be able to obtain the line-of-credit or other support in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional investment from us in USSI may be limited by the working capital needs of our corporate activities and other operating companies.

OmniMetrix

In accordance with applicable accounting standards, we began consolidating the results of OmniMetrix beginning February 15, 2012, the date we acquired OmniMetrix. Accordingly, there are no comparative results reported for OmniMetrix for the three or nine month periods ended September 30, 2011.

During the period following our acquisition, we reported revenues of approximately $952,000 ($570,000 in the third quarter) and an operating loss of $1,381,000 ($550,000 in the third quarter) with respect to OmniMetrix activities. OmniMetrix'

third quarter revenue of $570,000 reflects an increase of $343,000 as compared to the second quarter's reported revenue of $227,000. Both OmniMetrix' Power Generation ("PG") and Cathodic Protection ("CP") activities recorded increased revenues. The PG activities revenue increase ($156,000) was driven primarily by increased monitoring revenue whereas the CP activities revenue increase ($187,000) was driven primarily by increased sales of CP monitoring units.

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

OmniMetrix has hired additional personnel growing since our acquisition from 11 employees (one of which was in sales) to 27 employees (inclusive of consultants) at October 31, 2012, seven of which are sales and marketing personnel. We expect that the level of personnel growth at OmniMetrix will level off in the coming months.

OmniMetrix currently has no other sources of financing other than its internally generated sales and investments by Acorn. To support OmniMetrix's marketing and promotion program, Acorn has committed to invest $2.5 million into OmniMetrix of which $1.5 million has been invested through October 31, 2012 with the balance expected to be funded over the balance of 2012.

As of October 31, 2012, OmniMetrix had cash on hand of approximately $1.2 million. We have no assurance that OmniMetrix will not need additional financing for working capital after we complete our $2.5 million additional investment. A significant portion of the remaining $1.0 investment in OmniMetrix is expected to be used to grow its inventory of PG monitoring units in anticipation of increased deliveries of PG units to customers as a result of its marketing and promotion program. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan or investment by Acorn, or a combination of the above. OmniMetrix has begun discussions with a bank to provide working capital financing: however, there is no assurance that such financing from the bank or any other party will be available in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional investment from us in OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

Corporate

Corporate general and administrative expense in the first nine months of 2012 reflected a $1.5 million increase to $4.0 million as compared to $2.5 million of expense in the first nine months of 2011. The increase is due primarily to professional fees and costs incurred associated with our acquisition of OmniMetrix (approximately $300,000) in February 2012 as well as increased investor relation activities and personnel costs and bonuses. Third quarter 2012 corporate general and administrative expense was $1.3 million reflecting an increase of approximately $0.3 million compared to the third quarter of 2011. The increase in third quarter 2012 corporate general and administrative expense compared to third quarter 2011's balance was due to increased personnel costs and investor relation activities which offset a decrease in professional fees which were higher in the third quarter of 2011 due to our CoaLogix transaction.

Third quarter 2012 corporate general and administrative expense was unchanged compared to the second quarter 2012 corporate general and administrative expense. We expect our corporate general and administrative costs to stay near or increase slightly from its current level as fourth and first quarter costs tend to be higher than second and third quarter costs due to year end closing costs.

In the third quarter 2012, Acorn recorded an income tax benefit of approximately $1.5 million ($2.6 million with respect to the nine months ended September 30, 2012) with respect to a net operating loss carryback of its expected consolidated tax loss in 2012.

Results of Operations
The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three and nine month periods ended September 30, 2011 and 2012, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. For segment data see Note 11 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

The financial results of OmniMetrix are included in our condensed consolidated financial statements effective February 15, 2012. Accordingly, there are no comparative results reported for these activities for the three and nine month periods ended September 30, 2011. In August 2011, we sold our interests in CoaLogix. Those results are reflected below as discontinued operations.

	Nine months ended September 30,					Three months ended September 30,
	2011		2012		Change from 2011 to 2012	2011		2012		Change from 2011 to 2012
	($,000)	% of revenues	($,000)	% of revenues		($,000)	% of revenues	($,000)	% of revenues
Revenues	$12,253	100%	$15,187	100%	24%	$5,051	100%	$5,052	100%	—%
Cost of sales	7,926	65%	10,725	71%	35%	3,244	64%	3,379	67%	4%
Gross profit	4,327	35%	4,462	29%	3%	1,807	36%	1,673	33%	(7)%
R&D expenses	1,587	13%	4,771	31%	201%	713	14%	1,754	35%	146%
SG&A expenses	8,609	70%	13,891	91%	61%	3,142	62%	5,272	104%	68%
Operating loss	(5,869)	(48)%	(14,200)	(94)%	142%	(2,048)	(41)%	(5,353)	(106)%	161%
Finance income (expense), net	46	—%	(53)	—%	(215)%	262	5%	(160)	(3)%	(161)%
Gain on sale of HangXing	492	4%	—	—%	(100)%	—	—%	—	—%
Loss before taxes on income	(5,331)	(44)%	(14,253)	(94)%	167%	(1,786)	(35)%	(5,513)	(109)%	209%
Income tax benefit	12,072	99%	2,476	16%	(79)%	12,111	240%	1,487	29%	(88)%
Income (loss) from continuing operations	6,741	55%	(11,777)	(78)%	(275)%	10,325	204%	(4,026)	(80)%	(139)%
Loss from discontinued operations, net of income taxes	(1,948)	(16)%	—	—%	(100)%	(544)	(11)%	—	—%	(100)%
Gain on the sale of discontinued operations, net of income taxes	30,683	250%	—	—%	(100)%	30,683	607%	—	—%	(100)%
Non-controlling interest share of loss from discontinued operations	540	4%	—	—%	(100)%	151	3%	—	—%	(100)%
Net income (loss)	36,016	294%	(11,777)	(78)%	(133)%	40,615	804%	(4,026)	(80)%	(110)%
Net loss attributable to non-controlling interests	484	4%	737	5%	52%	181	4%	276	5%	52%
Net income (loss) attributable to Acorn Energy Inc.	$36,500	298%	$(11,040)	(73)%	(130)%	$40,796	808%	$(3,750)	(74)%	(109)%

Revenues. Revenues in the first nine months of 2012 increased by $2.9 million or 24% from $12.3 million in the first nine months of 2011 to $15.2 million in the first nine months of 2012. The increase in revenues was driven primarily by increased revenues at DSIT whose revenues increased by $3.3 million (50%) to $10.0 million compared to first nine month 2011 revenues of $6.7 million and USSI revenues which increased by $0.4 million (49%) to $1.3 million compared to first nine month 2011 revenues of $0.9 million. In addition, we recorded approximately $1.0 million of revenues associated with our newly acquired OmniMetrix subsidiary. GridSense revenues decreased by $1.8 million (38%) to $2.9 million compared to first nine month 2011 revenues of $4.7 million.

Third quarter 2012 revenue of $5.1 million was unchanged from third quarter 2011 revenue. DSIT's third quarter 2012 revenue increased 75% to $3.3 million compared to third quarter 2011 revenue. Both GridSense and USSI recorded revenue decreases in when comparing the third quarter of 2012 to 2011. GridSense revenues decreased by $1.6 million (62%) to $1.0 million in the third quarter of 2012 while USSI revenue decreased by $0.4 million (63%) to $0.2 million in the third quarter of 2012. In addition, we recorded approximately $0.6 million of revenues associated with our newly acquired OmniMetrix subsidiary in the third quarter of 2012.

The increase in DSIT revenues was primarily due to progress on a major AquaShieldTM DDS order (valued at $12.3 million) which was received in the end of 2011. The increase in USSI revenues for the nine months ended September 30, 2012 was due to the increase in the number of proof-of-concept projects being worked on in 2012 as compared to 2011. The decrease in USSI's quarter on quarter revenue was due to USSI executing on smaller proof-of-concept projects in its backlog after delivering two very large systems in the second quarter of 2012. The decrease in GridSense revenues was primarily due to 2011 revenues including the beginning of the fulfillment a major order of transformer monitors to a southeastern US electric utility which began in the second quarter of 2011 and ended in the fourth quarter of 2011 combined with decreased revenues in Australia due to a restructuring by the New South Wales government of three major utilities into a a single new state owned corporation.

Gross profit. Gross profit during the first nine months of 2012 of $4.5 million reflected a slight increase of $135,000 (3%) as compared to the first nine months of 2011. DSIT's first nine months of 2012 gross profit increased by $1.4 million (65%) over first nine months 2011 gross profit. The increase in DSIT's gross profit was attributable to increased revenues as well as an increased gross margin. DSIT's gross margin improved from 33% in 2011 to 36% in 2012. DSIT's improved gross margin in 2012 was due to higher margin projects being worked on in 2012 as compared to 2011. GridSense's first nine months 2012 gross profit decreased by $1.0 million (44%) compared to first nine months 2011 gross profit. The decrease in GridSense's gross profit was attributable to decreased revenues as well as reduced gross margins which deteriorated to 43% in 2012 from 48% in 2011. USSI continued to show a negative gross profit ($772,000, an increase of $666,000 compared to the negative gross profit in the first nine months of 2011) as it continues to incur large amounts of up front engineering design costs (non-recurring engineering costs) for its proof-of-concept projects. In addition, we recorded approximately $360,000 of gross profit associated with our newly acquired OmniMetrix subsidiary during the period since our acquisition in February through September 30, 2012.

Gross profit during the third quarter of 2012 of $1.7 million reflects a decrease of $0.1 million (7%) as compared to the third quarter of 2011. DSIT's third quarter gross profit increased by $0.8 million (197%) over third quarter 2011 gross profit. The increase in quarter-on-quarter DSIT gross profit was attributable to increased revenues as well as an increased gross margin. DSIT's gross margin improved from 20% in 2011 to 35% in 2012. DSIT's improved gross margin in 2012 was due to higher margin projects being worked on in 2012 as compared to 2011 as well as the 2011 gross margin being negatively impacted by increased costs associated with technical difficulties encountered in a number of projects. GridSense's third quarter gross profit decreased by $0.8 million (66%) compared third quarter 2011 gross profit. The decrease in GridSense's gross profit was attributable to decreased revenues as well as reduced gross margins which deteriorated to 43% in 2012 from 49% in 2011. GridSense's decreased gross margins in 2012 was attributable to delays in product launch and additional logistical expenses incurred in the transfer of production from one facility to another. USSI had a negative gross profit in the third quarter of 2012 of $167,000 compared to a positive gross profit of $190,000 in the third quarter of 2011. The decrease in USSI's gross profit was attributable to the amount of non-recurring engineering costs incurred on a prototype defense project. OmniMetrix reported gross profit of $286,000 during the third quarter of 2012.
Research and development (“R&D”) expenses. R& D expenses increased $3.2 million from $1.6 million in the first nine months of 2011 to $4.8 million in the first nine months of 2012. R&D expenses increased at all companies with most of the increase ($2.0 million) being attributable to USSI from an increase in its engineering headcount as well as an increase in R&D materials used in product development. Increased R&D expense at GridSense ($0.6 million) and at DSIT ($0.4 million) were due to GridSense adding to its engineering team in order to accelerate development of projects and DSIT's work on joint development (with USSI) of the next generation integrated passive/active threat detection system for underwater site protection and efforts to expand DSIT's portfolio of products.
Selling, general and administrative expenses (“SG&A”). SG&A costs in the first nine months of 2012 increased by $5.3 million (61%) as compared to the first nine months of 2011. The inclusion of OmniMetrix' SG&A costs contributed approximately $1.5 million of this increase. DSIT's SG&A decreased slightly ($2.4 million in the first nine months of 2011 compared to $2.2 million in the first nine months of 2012), the decrease being attributable to decreased marketing costs and a weakening of the NIS. Both GridSense and USSI recorded increases in SG&A expenses. GridSense recorded an increase of $0.9 million (37%) while USSI recorded an increase of $1.4 million (124%). GridSense's increased SG&A expense was primarily attributable to increased personnel costs as increased advertising and marketing related expenses. USSI's increased SG&A expense was attributable to increased sales and marketing activities combined with the costs of additional personnel. USSI's increased SG&A expense also includes approximately $0.2 million of non-cash stock compensation expense associated with USSI's stock option plan. Corporate general and administrative costs increased by $1.5 million from $2.5 in the first nine months of 2011 to $4.0 million in the first nine months of 2012 primarily due to professional fees and costs incurred in the acquisition of OmniMetrix (approximately $300,000) as well as increased investor relations and personnel costs.
SG&A costs in the third quarter of 2012 increased by $2.1 million (68%) as compared to third quarter of 2011. The inclusion of OmniMetrix' SG&A costs contributed approximately $0.7 million of this increase. DSIT's SG&A decreased slightly ($0.8 million in the third quarter of 2011 compared to $0.7 million in the third quarter of 2012), due to a weaker NIS in 2012. Both GridSense and USSI recorded increases in SG&A expenses. GridSense recorded an increase of $0.4 million while USSI recorded an increase of $0.7 million. GridSense's increased SG&A expense was attributable to additional headcount, increased facility expenses, increased marketing activity and miscellaneous professional fees. USSI's increased SG&A expense was attributable to to an increase in headcount and associated salaries and costs as well as approximately $0.2 million of non-cash stock compensation expense associated with USSI's stock option plan. Corporate general and administrative costs increased from $0.9 million in the third quarter of 2011 to $1.3 million in the third quarter of 2012 primarily due increased personnel and investor relation costs which offset a decrease in professional fees which were higher in the third quarter of 2011 due to our CoaLogix transaction.
Gain on sales of HangXing. In March 2011, we sold our 25% interest in HangXing International Automation Engineering Co. Ltd. (“HangXing”) back to the majority owner, China Aero-Polytechnology Establishment for $492,000.

Income tax benefit. In 2012, Acorn's income tax benefit of $2.5 million includes an income tax benefit of $2.6 million with respect to an expected net operating loss carryback of its expected consolidated tax loss in 2012.

Loss from discontinued operations. In August 2011, we sold our entire investment in CoaLogix. Accordingly, all of CoaLogix' activity for 2011 (a loss of $1.9 million prior to attribution of $0.5 million to non-controlling interests) is presented as a loss from discontinued operations.

Gain on the sale of discontinued operations. In August 2011, we recorded a gain, net of income taxes of $30.7 million, following the sale of our investment in CoaLogix.
Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn Energy of $11.0 million in the first nine months of 2012 compared with net income of $36.5 million in the first nine months of 2011. Our loss in 2012 was primarily due to GridSense, USSI and OmniMetrix (in the period since our acquisition) losses of $3.5 million, $6.0 million and $1.4 million, respectively with corporate expenses contributing an additional $4.0 million. These losses were offset by DSIT's profit of approximately $0.4 million for the first nine months of 2012, Acorn's income tax benefit of $2.6 million with respect to an expected net operating loss carryback and the non-controlling interest's share of our operations of approximately $0.7 million.
Our net loss attributable to Acorn Energy of $3.8 million during the third quarter of 2012 was primarily attributable to GridSense, USSI and OmniMetrix losses of $1.4 million, $2.2 million and $0.6 million, respectively with corporate expenses contributing an additional $1.3 million. These losses were partially offset by Acorn's income tax benefit of $1.5 million and the non-controlling interest's share of our operations of approximately $0.3 million. DSIT was slightly above breakeven during the third quarter of 2012.

Liquidity and Capital Resources

As of September 30, 2012, we had working capital of $41.5 million. Our working capital includes $21.7 million of cash and cash equivalents, $10.0 million of short-term deposits and restricted deposits of approximately $1.9 million.  Net cash decreased during the nine months ended September 30, 2012 by $12.6 million, of which approximately $16.7 million was used in operating activities. The primary use of cash in operating activities during the first nine months of 2012 was the cash used in operations by our subsidiaries ($6.6 million, $3.5 million, $1.4 million and $1.0 million used by USSI, GridSense, DSIT and OmniMetrix, respectively) in their operations combined with the $4.2 million of cash used in our corporate operating activities.
Cash provided by investment activities of $5.6 million was due to the net cash provided from our short-term deposits ($8.0 million), the cash received following the release of the escrow deposit related to our sale of CoaLogix in 2011 ($6.0 million) and by the release, net of approximately $0.4 million of restricted deposits during the first nine months of 2012. These cash receipts were partially offset by the cash used in the acquisition of OmniMetrix ($7.8 million), the acquisition of property and equipment and a license ($0.6 million) and amounts used to fund severance liabilities ($0.2 million).
Net cash of $1.6 million was used in financing activities, primarily from the payment of dividends during the first nine months of 2012 ($2.7 million) and the repayment of short and long-term debt ($0.3 million) which was partially offset by the proceeds from the exercise of options ($1.3 million).
At September 30, 2012, DSIT had approximately $350,000 of unrestricted cash in banks and NIS 4 million (approximately$1.0 million) in Israeli credit lines available to it from two Israeli banks (approximately $510,000 from each bank), $380,000 of which was then being used. The lines-of-credit are subject to maintaining certain financial covenants. At September 30, 2012, DSIT was in compliance with its financial covenants.
As at September 30, 2012, DSIT also had an outstanding term loan from an Israeli bank in the amount of approximately $170,000. The loan is denominated in NIS and bears interest at the rate of the Israeli prime rate per annum plus 0.9%. The loan is to be repaid in equal payments of approximately $12,000 per month (principal and interest) through December 2013.
As collateral for the term-loan, DSIT has deposited with an Israeli bank approximately $77,000 as a non-current restricted deposit. In addition to this restricted deposit, DSIT has also deposited with two Israeli banks approximately $2.1 million as collateral for various performance and bank guarantees for various projects as well as for its credit facilities at the banks. In October 2012, following the completion of a major milestone for a large DDS project, approximately $1.6 million of the restricted cash was released and is available for working capital. However, DSIT expects to redeposit a portion of these funds again as collateral for new guarantees for new projects and for renewing its credit facilities.
During the period from May 1, 2012 to October 31, 2012, Acorn advanced $2.0 million to DSIT in contemplation of an investment agreement for a planned expansion of its marketing and development programs. On October 31, 2012, DSIT had approximately $2.9 million of cash of which approximately $0.5 million was restricted ($0.2 million current and $0.3 million non-current) and was not utilizing any of its lines-of-credit. We believe that DSIT will have sufficient liquidity to finance its activities from cash flows from its own operations over the next 12 months based on its current cash balance, continued utilization of its lines-of-credit, the remaining investment from Acorn and its operating results.

We expect that GridSense will continue to require working capital support while it focuses on increasing its sales. Acorn continues to provide funds for GridSense's working capital needs and expects to do so in the future. In the period from January 1 to June 30, 2012, Acorn provided GridSense $2.0 million for its working capital needs. On August 3, 2012, we committed to fund an additional $3.0 million to GridSense (the "Commitment"), payable in increments as we deem necessary during the balance of 2012 and during 2013. During the period from August 3, 2012 to October 31, 2012, we transferred $2.1 million of this Commitment. On August 20, 2012, GridSense signed a Loan and Security Agreement with a bank to provide it with up to a $1.0 million revolving line of credit (subject to a calculated borrowing base). GridSense cannot draw on the line of credit until the bank completes its review and approves of GridSense's 2013 business plan. Advances from the line-of-credit bears interest at a variable annual interest rate equal to the greater of 3.25% above the Prime Rate in effect (3.25% at September 30, 2012) or 6.5%. The line-of-credit is also subject to certain financial covenants.

On October 31, 2012, GridSense had cash on hand of approximately $270,000. We have no assurance that GridSense will increase its sales or reduce its need for additional financing to support its working capital needs following the remaining funding by us under the Commitment. Additional working capital support may be in the form of an additional or expanded bank line, new investment by others, additional investment or loans by Acorn, or a combination of the above. There is no assurance that GridSense will be able to obtain an additional or expanded line-of-credit or other support in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional investment from us in GridSense may be limited by the working capital needs of our corporate activities and other operating companies.

We expect that USSI will continue to require working capital support as it continues to work on transitioning from development to production and as it continues to work on refining its manufacturing capabilities. USSI currently has no other sources of financing other than its internally generated sales and investments by Acorn. Acorn continues to provide funds for USSI's working capital needs and expects to do so in the future. In July 2012, we purchased additional USSI Preferred Stock in accordance with the Summer USSI Purchase Agreement with an investment of an additional $2.5 million in USSI. This followed an earlier investments in USSI during 2012 of $5.25 million. On November 1, 2012 purchased additional USSI Preferred Stock in accordance with the Summer USSI Purchase Agreement and invested an additional $2.5 million in USSI (see Recent Developments). Following this investment, USSI had cash on hand of approximately $2.8 million. We have no assurance that USSI will not need additional financing from time-to-time to finance its working capital needs. Additional financing for USSI may be in the form of a bank line, new investment by others, a loan or investment by Acorn, or a combination of the above. USSI has begun discussions with a bank to provide working capital financing; however, there is no assurance that such financing from the bank or any other party will be available in sufficient amounts, in a timely manner or on acceptable terms. While USSI's cash needs cannot be determined at this time, we anticipate the need to make on-going investments in order to support USSI's operations throughout 2013. The availability and amount of any additional investment from us in USSI may be limited by the working capital needs of our corporate activities and the financing requirements of our other operating companies.

OmniMetrix currently has no other sources of financing other than its internally generated sales and investments by Acorn. To support OmniMetrix's marketing and promotion program, Acorn has committed to invest $2.5 million into OmniMetrix of which $1.5 million has been invested through October 31, 2012 with the balance expected to be funded over the balance of 2012. As of October 31, 2012, OmniMetrix had cash on hand of approximately $1.2 million. We have no assurance that OmniMetrix will not need additional financing for working capital after we complete our $2.5 million investment. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan or investment by Acorn, or a combination of the above. There is no assurance that such support will be available from such sources in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional investment from us in OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.
As of October 31, 2012, the Company's corporate operations (not including cash at any of our subsidiaries) had a total of approximately $18.4 million in cash and cash equivalents representing a decrease of $1.1 million from our balance as of September 30, 2012. During the month of October we invested $0.5 million investment in OmniMetrix and $0.6 million in GridSense and incurred approximately $0.4 million of corporate expenses. These expenditures were partially offset by the receipt of an income tax refund of approximately $0.4 million. On November 1, we made an additional investment in USSI of $2.5 million (see Recent Developments) and $0.5 million in OmniMetrix.
We believe that our current cash plus the cash generated from operations and borrowing from available lines of credit, if necessary, will provide more than sufficient liquidity to finance the operating activities of Acorn and the operations of its operating subsidiaries at their current level of operations for the foreseeable future and for the next 12 months in particular. In order to position ourselves to take advantage of potential market expansion or complimentary acquisitions for our existing businesses, we are contemplating whether and on what terms we may offer additional securities for sale in the future. We currently expect that we may conduct such an offering sometime during 2013, the amount and terms of which cannot be determined at this time.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of September 30, 2012.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending September 30, (in thousands)
	Total	2013	2014 - 2015	2016 - 2017	2018 and thereafter
Bank and other debt, utilized lines-of-credit and capital leases	$563	$524	$39	$—	$—
Operating leases	1,760	786	779	195	—
Potential severance obligations (1)	4,119	—	964	325	2,830
Purchase commitments (3)	2,394	1,910	484	—	—
Minimum royalty payments (2)	500	50	100	100	250
Total contractual cash obligations	$9,336	$3,270	$2,366	$620	$3,080

We expect to finance these contractual commitments from cash currently on hand and cash generated from operations.

(1) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances.  The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary.  These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies.  As of September 30, 2012, we accrued a total of $4.1 million for potential severance obligations to our Israeli employees of which approximately $2.8 million was funded.

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

(3) In July 2012, OmniMetrix issued a standing purchase order (“PO”) to its outside equipment assembler supplier for approximately $2.4 million, with an obligation to purchase an agreed amount of product each month. We anticipate that this purchase order will be superseded by a multi-year contract on similar terms in the near future. The table above reflects OmniMetrix's obligations under the existing PO.

(4) On October 11, 2012, OmniMetrix signed an industrial lease agreement for new premises in Buford, Georgia. The new premises will provide OmniMetrix with approximately 21,000 feet of office, testing laboratory, production and warehouse space. The lease is for a seven year term commencing January 1, 2013 and provides for annual rent of approximately $24,000 in the first year (the first six months are rent-free) and annual rents ranging from approximately $97,000 to $109,000 in the second through seventh years. The lease also provides for the landlord of the property leased to OmniMetrix to participate in up to $175,000 of tenant improvements to the property. OmniMetrix expects to expend approximately $350,000 for improvements to the property. The table above does not reflect OmniMetrix's obligations under the new industrial lease agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Risk
Our non-US dollar monetary assets and liabilities (net liabilities of approximately $0.6 million) in Israel at our DSIT subsidiary are exposed to fluctuations in exchange rates. In addition, our non-US dollar monetary assets and liabilities (net liability of approximately $0.1 million) in Australia at our GridSense subsidiary are also exposed to fluctuations in exchange rates. Our DSIT subsidiary enters into various hedging contracts which do not qualify as hedging instruments under accounting principles to try to mitigate its foreign currency exposure risks. GridSense does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its foreign currency exchange rate exposures.

Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, short-term deposits, restricted deposits and trade receivables.  The counterparty to a large majority of our cash and cash equivalents ($12.4 million) is a money market of a major financial institution. We do not believe there is significant risk of non-performance by this counterparty.   The counterparty to our restricted deposits ($2.2 million) and approximately $7.1 million of our cash and equivalents are two major Israeli banks. We do not believe there is significant risk of non-performance by these counterparties.  Short-term deposits ($10.0 million) are in FDIC insured certificates of deposit through the Certificate of Deposit Account Registry Service.  The Company does not believe there is significant risk of non-performance by the counterparties. Approximately 47% ($2.2 million) of the trade accounts receivable at September 30, 2012 was due from one customer that pays over usual credit periods (such amount was received from the customer in October 2012).  Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base. Approximately 66% of the balance in unbilled revenue at September 30, 2012 was due from two customers that have historically paid their trade receivables over usual credit periods.  Credit risk with respect to the balance of unbilled revenue is generally diversified due to the number of entities comprising our customer base.

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

Interest Rate Risk

In the normal course of business, we are exposed to fluctuations in interest rates on our lines-of-credit ($1.0 million available) and term loan ($0.2 million balance at September 30, 2012) to finance our operations in Israel. Such lines-of-credit and loan bear interest at interest rates that are linked to the Israeli prime rate (3.75% at September 30, 2012).

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

GENERAL RISK FACTORS

New regulations related to conflict-free minerals may force us to incur additional expenses.

The SEC released final rules in August 2012 regarding mandatory disclosure by public companies of sourcing information related to their use of “conflict minerals” (tantalum, tin, tungsten and gold) originating in the Democratic Republic of Congo and adjoining countries. Assuming the rules remain effective, we will be required to conduct specified due diligence activities for the 2013 calendar year, and provide our first report in May 2014. Recently, a challenge to the rules was filed by the National Association of Manufacturers and the U.S. Chamber of Commerce in the U.S. Court of Appeals for the District of Columbia. The outcome of such litigation cannot be determined, but if the rules remain in force in substantially their current form, we will have to determine whether conflict minerals are necessary for the functionality of any of our products, and if so, undertake steps to determine their origin. We anticipate that fulfilling our compliance obligations with the rules will be both time consuming and potentially costly. Although the exact amount cannot be determined at this time, commentators have suggested compliance could costs companies like ours as much as several hundreds of thousands of dollars per year. We may also incur additional expenses related to any changes to our products we may decide are advisable based upon our due diligence findings, as well as increased supply costs as alternative supply sources may not be competitively priced.

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

#101.1
The following financial statements from Acorn Energy's Form 10-Q for the quarter ended September 30, 2012, filed on November 7, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Dated: November 7, 2012

By: /s/ MICHAEL BARTH
Michael Barth
Chief Financial Officer