Form 10-Q/A
period 2013-03-31
ACORN ENERGY, INC.
filed 2013-05-14
CIK 880984

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2013
Common Stock, $0.01 par value per share	18,090,536 shares

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Acorn Energy, Inc. for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013 (the “Form 10-Q”), is solely to file certifications of the Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Form 10-Q which were inadvertently omitted in the initial filing of the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II

ITEM 6. EXHIBITS.

##10.1*	GridSense Employee Incentive Plan.

##10.2*	Form of award for GridSense Employee Incentive Plan.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

##101.1	The following financial statements from Acorn Energy's Form 10-Q for the quarter ended March 31, 2013, filed on May 9, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ACORN ENERGY, INC.

Dated: May 14, 2013	By:	/s/ MICHAEL BARTH
Michael Barth
Chief Financial Officer