Form 10-Q
period 2013-09-30
ACORN ENERGY, INC.
filed 2013-11-12
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2013
Common Stock, $0.01 par value per share	22,146,713

ACORN ENERGY, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended September 30, 2013

Certain statements contained in this report are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as “we expect”, “we anticipate”, “we believe”, “we estimate” and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Many of these factors are described below under "Risk Factors".

PART I

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31, 2012	As of September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$26,147	$7,369
Restricted deposit	699	799
Accounts receivable, net	5,481	4,507
Unbilled revenue	5,213	6,236
Inventory	5,106	5,271
Other current assets	3,547	3,369
Total current assets	46,193	27,551
Property and equipment, net	927	2,056
Severance assets	3,165	3,419
Restricted deposit	115	—
Intangible assets, net	9,561	3,936
Goodwill	6,630	4,497
Other assets	745	938
Total assets	$67,336	$42,397
LIABILITIES AND EQUITY
Current liabilities:
Short-term bank credit and current maturities of long-term debt	$153	$1,212
Accounts payable	2,631	2,889
Accrued payroll, payroll taxes and social benefits	2,420	2,012
Deferred revenue	3,323	1,732
Other current liabilities	1,708	2,450
Total current liabilities	10,235	10,295
Long-term liabilities:
Accrued severance	4,491	4,835
Other long-term liabilities	665	594
Total long-term liabilities	5,156	5,429
Commitments and contingencies
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 30,000,000 shares; Issued –18,870,526 and 18,892,456 shares at December 31, 2012 and September 30, 2013, respectively	188	188
Additional paid-in capital	83,469	83,886
Warrants	55	44
Accumulated deficit	(29,733)	(54,194)
Treasury stock, at cost – 801,920 shares at December 31, 2012 and September 30, 2013	(3,036)	(3,036)
Accumulated other comprehensive income	716	318
Total Acorn Energy, Inc. shareholders’ equity	51,659	27,206
Non-controlling interests	286	(533)
Total equity	51,945	26,673
Total liabilities and equity	$67,336	$42,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Nine months ended September 30,		Three months ended September 30,
	2012	2013	2012	2013
Revenues:
Projects	$11,017	$10,519	$3,399	$3,278
Products	2,985	4,198	1,034	1,323
Services	621	1,214	280	381
Total revenues	14,623	15,931	4,713	4,982
Cost of sales:
Projects	8,241	8,535	2,468	2,972
Products	1,837	2,609	637	839
Services	371	331	120	112
Total cost of sales	10,449	11,475	3,225	3,923
Gross profit	4,174	4,456	1,488	1,059
Operating expenses:
Research and development expenses, net of credits	4,771	6,336	1,754	2,219
Selling, general and administrative expenses	13,891	15,221	5,272	4,995
Impairment of goodwill and intangibles	—	6,731	—	5,615
Restructuring and related charges	—	1,366	—	772
Total operating expenses	18,662	29,654	7,026	13,601
Operating loss	(14,488)	(25,198)	(5,538)	(12,542)
Finance income (expense), net	(53)	80	(160)	(9)
Loss before income taxes	(14,541)	(25,118)	(5,698)	(12,551)
Income tax benefit (expense), net	2,476	(228)	1,487	(143)
Net loss	(12,065)	(25,346)	(4,211)	(12,694)
Net loss attributable to non-controlling interests	737	885	276	382
Net loss attributable to Acorn Energy, Inc. shareholders	$(11,328)	$(24,461)	$(3,935)	$(12,312)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders	$(0.63)	$(1.35)	$(0.22)	$(0.68)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	17,843	18,086	17,934	18,091

Dividends declared per common share	$0.105	$0.035	$0.035	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Nine months ended September 30,		Three months ended September 30,
	2012	2013	2012	2013

Net loss attributable to Acorn Energy, Inc. shareholders	$(11,328)	$(24,461)	$(3,935)	$(12,312)
Other comprehensive income (loss):
Foreign currency translation adjustments	232	(391)	233	1
Comprehensive loss	(11,096)	(24,852)	(3,702)	(12,311)
Comprehensive income attributable to non-controlling interests	(3)	(7)	(3)	(2)
Comprehensive loss attributable to Acorn Energy, Inc. shareholders	$(11,099)	$(24,859)	$(3,705)	$(12,313)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Acorn Energy, Inc. Shareholders’ Equity	Non-controlling interests	Total Equity
As of December 31, 2012	18,871	$188	$83,469	$55	$(29,733)	$(3,036)	$716	$51,659	$286	$51,945
Net loss	—	—	—	—	(24,461)	—	—	(24,461)	(885)	(25,346)
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	(398)	(398)	7	(391)
Dividends	—	—	(634)	—	—	—	—	(634)	—	(634)
Adjustment of non-controlling interests in DSIT following additional investment by the Company	—	—	202	—	—	—	—	202	(202)	—
Dividends in common stock under the Company's Dividend Reinvestment Plan, net of discount (see Note 8(a))	19	—	117	—	—	—	—	117	—	117
Stock option compensation	—	—	721	—	—	—	—	721	—	721
Stock option compensation of subsidiaries	—	—	—	—	—	—	—	—	261	261
Exercise of warrants	3	—	11	(11)	—	—	—	—	—	—
Balances as of September 30, 2013	18,893	$188	$83,886	$44	$(54,194)	$(3,036)	$318	$27,206	$(533)	$26,673

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Nine months ended September 30,
	2012	2013
Cash flows used in operating activities:
Net loss	$(12,065)	$(25,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (see Schedule A)	(4,649)	8,862
Net cash used in operating activities	(16,714)	(16,484)
Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	(476)	(2,670)
Acquisition of license	(150)	—
Restricted deposits	(46)	(267)
Release of restricted deposits	386	282
Release of escrow deposit	5,961	—
Amounts funded for severance assets	(235)	(76)
Maturity of short-term deposits	16,015	—
Short-term deposits	(8,015)	—
Acquisition of OmniMetrix, net of cash acquired (see Schedule C)	(7,835)	—
Net cash provided by (used in) investing activities	5,605	(2,731)
Cash flows provided by (used in) financing activities:
Proceeds from employee stock option and warrant exercises	1,330	—
Short-term bank credit, net	(131)	1,171
Proceeds from borrowings of long-term debt	16	—
Repayments of long-term debt	(135)	(117)
Dividends paid	(2,682)	(517)
Net cash provided by (used in) financing activities	(1,602)	537

Effect of exchange rate changes on cash and cash equivalents	148	(100)

Net decrease in cash and cash equivalents	(12,563)	(18,778)
Cash and cash equivalents at the beginning of the period	34,280	26,147
Cash and cash equivalents at the end of the period	$21,717	$7,369

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

		Nine months ended September 30,
		2012	2013
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Depreciation and amortization	$1,035	$1,177
	Impairment of goodwill and intangibles	—	6,731
	Impairment of fixed assets in restructurings	—	573
	Inventory write-off	—	641
	Adjustment of fixed assets to net realizable value	—	541
	Increase in accrued severance	371	106
	Stock-based compensation	590	982
	Deferred taxes	(1,766)	(2)
	Other	(29)	66
	Change in operating assets and liabilities:
	Decrease (increase) in accounts receivable, unbilled revenue, other current and other assets	(2,590)	(111)
	Increase in inventory	(799)	(847)
	Decrease in accounts payable, accrued payroll, payroll taxes and social benefits, deferred revenues, other current liabilities and other liabilities	(1,461)	(995)
		$(4,649)	$8,862
B.	Non-cash investing and financing activities:
	Adjustment of additional paid-in-capital and non-controlling interests from additional investment by Acorn in DSIT		$202
	Adjustment of additional paid-in-capital and non-controlling interests from additional investment by Acorn in USSI	$975
	Value of shares issued under dividend reinvestment plan	$69	$117

C.	Assets/liabilities acquired in the acquisition of OmniMetrix
	Accounts receivable	$(328)
	Inventory	(234)
	Other current assets	(10)
	Property and equipment	(26)
	Intangible assets	(5,581)
	Goodwill	(1,930)
	Current liabilities	274
		$(7,835)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. All dollar amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.
Certain reclassifications have been made to the Company's condensed consolidated financial statements for the nine month period ended September 30, 2012 to conform to the current period's condensed consolidated financial statement presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013, that are of material significance, or have potential material significance, to the Company.

NOTE 3— INVESTMENTS

(a)	Investment in US Seismic Systems, Inc. ("USSI")

On February 28, 2013, the Company entered into a new Stock Purchase Agreement with USSI pursuant to which the Company made a payment to USSI of $2,500 to purchase additional shares of USSI Preferred Stock. In May 2013, the Company made another payment of $2,500 to purchase additional shares of USSI Preferred Stock. The USSI Preferred Stock is the same class of shares that the Company acquired in 2012 and provides that upon any future liquidation of USSI, to the extent funds are available for distribution to USSI's stockholders after the satisfaction of any USSI liabilities at that time, USSI would first repay the Company for the purchase price of its USSI Preferred Stock. Thereafter, the Company would receive a further payment for such shares ratably with all other USSI Common Stock holders as though the Company's shares of USSI Preferred Stock were the same number of shares of USSI Common Stock.

On August 21, 2013, the Company entered into a second Stock Purchase Agreement with USSI pursuant to which the Company made a payment to USSI of $1,000 to purchase additional shares of USSI Preferred Stock. The USSI Preferred Stock is the same class of shares that the Company acquired earlier in 2013.

                Following the August 2013 investment in USSI, the Company owned approximately 95.7% of USSI on an as converted basis (which amount would be diluted to approximately 88.4% if all options which could be awarded under USSI's 2012 Stock Purchase Plan were awarded and exercised).

(b)	Investment in DSIT Solutions, Ltd. ("DSIT")

Effective July 1, 2013, the Company entered into a Stock Purchase Agreement with DSIT (the "DSIT SPA") pursuant to which the Company converted a prior loan of approximately $800 into additional ordinary (common) shares of DSIT. The Company also converted $2,800 in advances and loans into DSIT's Participating Preferred Stock (the “DSIT Preferred Stock”).  At the closing, Acorn purchased an additional $800 of DSIT Preferred Stock and committed to purchasing an additional $1,400 of DSIT Preferred Stock.
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

In September 2013, the Company informed DSIT that it would suspend payment of funds it committed to invest in DSIT over the remainder of 2013 and in 2014. The DSIT SPA will need to be amended to reflect this decision. The Company is unable at this time to predict the terms of the amendment.

                The Company currently owns approximately 88.3% of DSIT on an as converted basis.  If all the options to purchase all shares of DSIT ordinary stock available under the DSIT Option Plan are granted and exercised, the Company would own approximately 77.4% of DSIT on a fully diluted as converted basis.

NOTE 4— RESTRUCTURING AND RELATED CHARGES

(a) GridSense
During the second quarter of 2013, following a change in its management, the Company's GridSense segment made a decision to restructure operations in both its USA and Australian entities. This action was taken primarily in order to improve efficiency based on GridSense's revenue mix and skills mix. Accordingly, GridSense recorded a restructuring charge of $302 related to severance and other termination benefits for 17 employees whose positions were made redundant both in the United States and in Australia.  In addition, in connection with downsizing its Australian operations, GridSense decided to move its operations to a smaller facility and recorded a restructuring charge of $101, consisting of contractual rental commitments and related moving costs. In connection with that move, GridSense recorded a loss of $39 reflecting the remaining book value of abandoned fixed assets. Following the restructuring, GridSense's Australian operations no longer have a production line and have minimal research and development activities. All product production and development now take place at GridSense's U.S. operations facility in Sacramento. As a result of the cessation of production activities in Australia, GridSense also recorded a provision of $152 related to products which had been produced in Australia, but will no longer be produced or supported by U.S. operations.
The following table summarizes GridSense's restructuring charges during the nine months ended September 30, 2013:

Employee severance and termination benefits	$302
Facilities costs	101
Abandonment of fixed assets	39
Inventory obsolescence	152
Total	$594
The following table presents activity during the nine months ended September 30, 2013 related to GridSense's restructuring:

	Employee severance and termination benefits	Facilities	Inventory and fixed asset impairments	Total
Balance at December 31, 2012	$—	$—	$—	$—
Provision	302	101	191	594
Cash payments	(207)	(74)	—	(281)
Non-cash settlements	—	—	(191)	(191)
Balance at September 30, 2013	$95	$27	$—	$122

The total remaining accrued restructuring balance of $122 with respect to GridSense's restructuring is expected to be paid in full by December 31, 2013 and is included in Other current liabilities in the Company's condensed consolidated balance sheets.

(b) OmniMetrix

During the first half of 2013, OmniMetrix marketed its Power Generation Monitoring ("PG") products primarily to dealers and distributors of the most common brands of generators. While some larger dealers have embraced OmniMetrix's business model (a recurring revenue model where monitors are sold at or below cost in exchange for customer commitments for fixed term monitoring contracts), it has not universally resonated within the dealer marketplace and the rate of anticipated adoption (and thus sales of monitors and monitoring subscriptions) has been far slower than anticipated. Revenue in 2013 and expected future monitoring revenues from renewals have been significantly adversely impacted by an inability to make sufficient new sales (see Note 7 for impairments of goodwill and intangibles). OmniMetrix is currently refining a revised strategic direction which includes marketing to end-users as well as to select dealers identified as possessing both substantial maintenance customer bases and a willingness to provide value-added services. The Company intends to share the resources of OmniMetrix with GridSense in order to capitalize on synergies from both companies’ machine-to-machine operating models, power assurance focus and complementary personnel, and as a first step appointed the CEO of GridSense to also serve as CEO of OmniMetrix.

OmniMetrix is currently engaged in restructuring its operations to better align expenses with revenues as now projected by its new management. This will result in personnel layoffs and significantly reduced utilization of its leased facility in Buford, Georgia. Accordingly, OmniMetrix recorded a restructuring charge of $155 related to severance and other termination benefits for employees replaced or whose positions were made or are expected to be made redundant.  In addition, as a result of the expected significantly reduced utilization of its leased facility, OmniMetrix also recorded a restructuring charge of $202 for the expected net contractual rental commitments through the end of its lease in December 2019. Furthermore, OmniMetrix recorded a loss of $415 reflecting the write-down of a majority of the remaining book value of leasehold improvements associated with the leased facility net of the landlord's participation in those improvements. The entire restructuring charge at OmniMetrix of $772 is reflected in the unallocated cost of OmniMetrix headquarters (see Note 10).
The following table summarizes OmniMetrix's restructuring charges during the nine months ended September 30, 2013:

Employee severance and termination benefits	$155
Facilities costs	202
Fixed asset impairments, net	415
Total	$772
The following table presents activity during the nine months ended September 30, 2013 related to OmniMetrix's restructuring:

	Employee severance and termination benefits	Facilities	Fixed asset impairments	Total
Balance at December 31, 2012	$—	$—	$—	$—
Provision	155	202	415	772
Cash payments	(37)	—	—	(37)
Non-cash settlements	—	—	(415)	(415)
Balance at September 30, 2013	$118	$202	$—	$320

The total remaining accrued restructuring balance of $320 is expected to be paid in full by December 31, 2019 and is included in Other current liabilities ($147) and Other liabilities ($173) in the Company's condensed consolidated balance sheets.

NOTE 5—NON-CONTROLLING INTERESTS

The composition of the net loss attributable to non-controlling interests (“NCI”) is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2012	2013	2012	2013
Net income (loss) attributable to NCI in DSIT	$69	$(25)	$4	$(47)
Net loss attributable to NCI in USSI	(806)	(860)	(280)	(335)
Net loss attributable to NCI	$(737)	$(885)	$(276)	$(382)

NOTE 6—INVENTORY

The composition of inventory is as follows:

	As of December 31, 2012	As of September 30, 2013
Raw materials	$3,281	$2,494
Work-in-process	782	1,480
Finished goods	1,043	1,297
	$5,106	$5,271

The inventory balances at September 30, 2013 are net of provisions for obsolete inventory and adjustments to lower-of-cost-or-market recorded in 2013 at USSI ($468), OmniMetrix ($21) and a restructuring obsolescence provision at GridSense ($152) (see Note 4).

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

(a) Goodwill

The changes in the carrying amounts of goodwill by segment from December 31, 2012 to September 30, 2013 were as follows:

	Energy & Security Sonar Solutions segment	GridSense segment	USSI segment	Power Generation Monitoring segment	Cathodic Protection segment*	Total
Balance as of December 31, 2012	$541	$2,757	$1,402	$1,517	$413	$6,630
Impairment	—	—	—	(1,517)	(413)	(1,930)
Translation adjustment	29	(232)	—	—	—	(203)
Balance as of September 30, 2013	$570	$2,525	$1,402	$—	$—	$4,497

* Results for the Cathodic Protection ("CP") segment are included in "Other" in Segment Reporting (see Note 10).

OmniMetrix's PG segment operates primarily on a recurring revenue model where monitors are sold at or below cost in exchange for customer commitments for fixed term monitoring contracts. During the first half of 2013, OmniMetrix marketed primarily to dealers and distributors of the most common brands of generators. While some larger dealers have embraced this business model, it has not universally resonated within the dealer marketplace and the rate of adoption (and thus sales of monitors and monitoring subscriptions) has been far slower than anticipated. Revenue in 2013 and future years (for both PG and CP segments) have been significantly adversely impacted by the inability to make expected penetration in the marketplace and future projections for the segments have been adjusted accordingly. Following a goodwill impairment analysis based upon expected discounted cash flows using Level 3 inputs from both the Company's PG and CP segments, the Company determined that the goodwill recorded with respect to both segments were fully impaired and the Company recorded an impairment charge of $1,930.

(b) Intangibles

The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2012 to September 30, 2013 were as follows:

	Energy & Security Sonar Solutions segment		GridSense segment		USSI segment		Power Generation Monitoring segment		Cathodic Protection segment**
	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Total
Balance as of December 31, 2012	$532	$(364)	$2,777	$(873)	$2,715	$(380)	$4,385	$(309)	$1,196	$(118)	$9,561
Impairment	—	—	—	—	—	—	(3,824)	—	(977)	—	(4,801)
Amortization	—	(61)	—	(206)	—	(113)	—	(252)	—	(101)	(733)
Translation adjustment	30	(26)	(142)	47	—	—	—	—	—	—	(91)
Balance as of September 30, 2013	$562	$(451)	$2,635	$(1,032)	$2,715	$(493)	$561	$(561)	$219	$(219)	$3,936
Weighted average estimated useful lives in years	6		10		20

*    Accumulated amortization
** Results for the Cathodic Protection segment are included in "Other" in Segment Reporting (see Note 10).

The composition of intangibles in each of the Company's segments are as follows (following the third quarter 2013 impairment charge):

Segment	Type of Intangible
Energy & Security Sonar Solutions	Naval technologies
GridSense	Software, customer relationships and trade name
USSI	Sensor technologies and license
Power Generation Monitoring	Technologies
Cathodic Protection*	Technologies

* The Cathodic Protection segment is included in "Other" in Segment Reporting (see Note 10).

As noted above (Note 7(a)), OmniMetrix's potential customers adoption of its business model has been far slower than anticipated. The goodwill impairment analysis performed also indicated that the acquired intangible assets (technologies, customer relationships and non-compete agreements) were also impaired based on Level 3 inputs. Accordingly, in the third quarter of 2013, the Company recorded impairment charges of $2,708 and $977 associated with its PG and CP segments, respectively.

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

Amortization expense for the nine months ended September 30, 2012 and 2013 amounted to $716 and $733, respectively. Amortization expense with respect to intangible assets is estimated to be $480, $396, $354, $354 and $354 for each of the years ending September 30, 2014 through 2018.

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

(b)	Acorn Stock Options

A summary of stock option activity for the nine months ended September 30, 2013 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,311,397	$5.20
Granted	192,485	$6.79
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at September 30, 2013	1,503,882	$5.41	4.0 years	$1,632
Exercisable at September 30, 2013	1,107,159	$4.78	3.1 years	$1,616

The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.7%
Expected term of options	6.7 years
Expected annual volatility	58%
Expected dividend yield	0.5%

(c)	DSIT Stock Options

In July 2013, DSIT amended the vesting terms of previously granted option agreements under the DSIT 2006 Key Employee Share Option Plan (the "Plan") such that those options become vested and exercisable upon the occurrence of any one of the following:

i)	The date of consummation of an IPO (as defined in the Plan); or

ii)	The date of consummation of a Corporate Transaction (as defined in the Plan); or

iii)
The date of termination or resignation of Optionee’s employment with DSIT, for any reason excluding termination for cause, provided that on the date of termination the Optionee was employed by DSIT for a continuous period of at least 25 years.

As a result of the modification of the options, DSIT recorded stock compensation expense of $159 during the third quarter of 2013.

(d)	Stock-based Compensation Expense

Stock-based compensation expense included in the Company’s Condensed Statements of Operations for the three and nine month periods ended September 30, 2012 and 2013 was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2012	2013	2012	2013
Cost of sales	$—	$44	$—	$44
Research and development expenses, net of credits	68	31	68	10
Selling, general and administrative expenses	522	907	340	329
Total stock-based compensation expense	$590	$982	$408	$383

(e)	Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance.  A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2012	28,750	$3.68
Granted	—
Exercised	(2,954)	$3.68
Forfeited or expired	(2,796)	$3.68
Outstanding at September 30, 2013	23,000	$3.68	2.2 years

During the nine months ended September 30, 2013, 2,954 warrants were exercised and 2,796 warrants were forfeited in connection with the “net exercise” of 5,750 warrants. In a net exercise of a warrant, the Company does not require a payment of the exercise price of the warrant from the warrant holder, but reduces the number of shares of common stock issued upon the exercise of the warrant by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the warrants covered by the warrants exercised. The 5,750 warrants which were exercised under this method had a weighted average exercise price of $3.68 per share.

NOTE 9—FAIR VALUE MEASUREMENTS

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at September 30, 2013
	Level 1	Level 2	Level 3	Total
Restricted deposits – current and non-current	$799	$—	$—	$799
Derivative assets	10	—	—	10
Total	$809	$—	$—	$809

	As at December 31, 2012
	Level 1	Level 2	Level 3	Total
Restricted deposits – current and non-current	$814	$—	$—	$814
Derivative assets	112	—	—	112
Total	$926	$—	$—	$926

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

(3)
The Company’s Oil and Gas Sensor Systems segment's (previously known as the Energy and Security Sensor Systems segment) focus is to develop and produce fiber optic sensing systems for the energy and security markets.  These activities are performed through the Company's USSI subsidiary.

(4)
The Company's Power Generation Monitoring segment provides products and services which deliver critical, real-time machine information to customers, while its Smart Service™ software provides remote diagnostics that give users real control over their equipment. These activities are performed through the Company's OmniMetrix subsidiary. As these activities were acquired in February 2012, there are only partial comparative results reported for these activities for the nine month period ended September 30, 2012.

Other operations include certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities performed by the Company's DSIT subsidiary as well as Cathodic Protection activities in the Company's OmniMetrix subsidiary that do not meet the quantitative thresholds under applicable accounting principles.

	Energy & Security Sonar Solutions	GridSense	Oil & Gas Sensor Systems	Power Generation Monitoring	Other	Total
Nine months ended September 30, 2013
Revenues from external customers	$8,723	$3,543	$1,148	$1,215	$1,302	$15,931
Intersegment revenues	—	—	39	—	—	39
Segment gross profit (loss)	3,187	1,498	(1,538)	616	693	4,456
Impairment of goodwill and intangibles (Note 7)	—	—	—	5,341	1,390	6,731
Restructuring and related charges (Note 4(a))	—	594	—	—	—	594
Depreciation and amortization	182	266	275	252	121	1,096
Stock compensation expense	44	—	101	—	—	145
Segment net income (loss) before income taxes	110	(3,549)	(6,838)	(6,686)	(1,467)	(18,430)

Nine months ended September 30, 2012
Revenues from external customers	$9,170	2,884	$1,317	$301	$951	$14,623
Intersegment revenues	—	—	—	—	—	—
Segment gross profit (loss)	3,281	1,240	(773)	53	373	4,174
Depreciation and amortization	173	288	238	221	106	1,026
Stock compensation expense	—	—	282	—	—	282
Segment net income (loss) before income taxes	619	(3,556)	(6,032)	(639)	(70)	(9,678)

Three months ended September 30, 2013
Revenues from external customers	$2,537	$1,069	$513	$411	$452	$4,982
Intersegment revenues	—	—	—	—	—	—
Segment gross profit (loss)	852	448	(688)	177	270	1,059
Impairment of goodwill and intangibles (Note 7)	—	—	—	4,225	1,390	5,615
Restructuring and related charges	—	—	—	—	—	—
Depreciation and amortization	65	77	106	75	41	364
Stock compensation expense	44	—	33	—	—	77
Segment net income (loss) before income taxes	(204)	(812)	(2,668)	(4,854)	(1,478)	(10,016)

Three months ended September 30, 2012
Revenues from external customers	$2,988	$977	$234	$186	$328	$4,713
Intersegment revenues	—	—	—	—	—	—
Segment gross profit (loss)	984	423	(168)	82	167	1,488
Depreciation and amortization	57	99	85	89	40	370
Stock compensation expense	—	—	282	—	—	282
Segment net income (loss) before income taxes	38	(1,499)	(2,230)	(332)	20	(4,003)

Reconciliation of Segment Income (Loss) to Consolidated Net Loss Before Income Taxes

	Nine months ended September 30,		Three months ended September 30,
	2012	2013	2012	2013
Total net loss before income taxes for reportable segments	$(9,608)	$(16,963)	$(4,023)	$(8,538)
Other operational segment net income (loss) before income taxes	(70)	(1,467)	20	(1,478)
Total segment net loss before income taxes	(9,678)	(18,430)	(4,003)	(10,016)
Unallocated cost of corporate headquarters*	(4,027)	(3,964)	(1,300)	(1,209)
Unallocated cost of DSIT and OmniMetrix headquarters**	(836)	(2,724)	(395)	(1,326)
Consolidated loss before income taxes	$(14,541)	$(25,118)	$(5,698)	$(12,551)

* Includes stock compensation expense of $309 and $721 for the nine month periods ended September 30, 2012 and 2013, respectively. Includes stock compensation expense of $128 and $190 for the three month periods ended September 30, 2012 and 2013, respectively.

** The nine and three month periods ending September 30, 2013 includes a restructuring charge of $772 associated with OmniMetrix (see Note 4(b))

NOTE 11 — SUBSEQUENT EVENTS

Acorn Capital Raise
On October, 17, 2013, the Company closed on a public offering of 3,508,771 shares of its common stock at $2.85 per share for gross proceeds to the Company of $10,000. The Company received net proceeds of $9,134 after deducting discounts and commissions to the underwriters and estimated offering expenses. In connection with the Underwriting Agreement, the Company also issued a warrant to the underwriters to acquire 228,070 shares of common stock at $3.14 per share which shall be exercisable for five years.
On October, 23, 2013, the Company closed on a sale of 526,316 shares of its common stock following the full exercise of the over-allotment option granted to the underwriters at $2.85 per share for gross proceeds to the Company of $1,500. The Company received net proceeds of $1,370 after deducting discounts and commissions to the underwriters and estimated offering expenses. In connection with the over-allotment closing, the Company also issued a warrant to the underwriters to acquire 34,211 shares of common stock at $3.14 per share which shall be exercisable for five years.

ACORN ENERGY, INC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in this report, in our Annual Report on Form 10-K for the year ended December 31, 2012 and below under “Risk Factors.”

FINANCIAL RESULTS BY COMPANY
The following table shows, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies. The financial results of OmniMetrix are included in our consolidated financial statements effective February 15, 2012. Accordingly, there are only partial comparative results reported for these activities for the nine month period ended September 30, 2012.

	Nine months ended September 30, 2013
	DSIT	OmniMetrix	GridSense	USSI	Acorn	Total
Revenues	$9,631	$1,609	$3,543	$1,148	$—	$15,931
Cost of Sales	6,009	735	2,045	2,686	—	11,475
Gross profit	3,622	874	1,498	(1,538)	—	4,456
Gross profit margin	38%	54%	42%	(134)%		28%
R& D expenses, net of credits	1,146	499	1,787	2,904		6,336
Selling, general and administrative expenses	2,503	3,668	2,707	2,378	3,965	15,221
Impairment of intangibles	—	6,731	—	—	—	6,731
Restructuring and related charges	—	772	594	—	—	1,366
Operating loss	$(27)	$(10,796)	$(3,590)	$(6,820)	$(3,965)	$(25,198)

	Nine months ended September 30, 2012
	DSIT	OmniMetrix	GridSense	USSI	Acorn	Total
Revenues	$10,034	$388	$2,884	$1,317	$—	$14,623
Cost of Sales	6,401	316	1,643	2,089	—	10,449
Gross profit	3,633	72	1,241	(772)	—	4,174
Gross profit margin	36%	19%	43%	(59)%		29%
R& D expenses, net of credits	789	208	1,114	2,660	—	4,771
Selling, general and administrative expenses	2,224	1,533	3,509	2,598	4,027	13,891
Operating income (loss)	$620	$(1,669)	$(3,382)	$(6,030)	$(4,027)	$(14,488)

	Three months ended September 30, 2013
	DSIT	OmniMetrix	GridSense	USSI	Acorn	Total
Revenues	$2,852	$548	$1,069	$513	$—	$4,982
Cost of Sales	1,826	275	621	1,201	—	3,923
Gross profit	1,026	273	448	(688)	—	1,059
Gross profit margin	36%	50%	42%	(134)%		21%
R& D expenses, net of credits	423	231	361	1,204	—	2,219
Selling, general and administrative expenses	856	1,301	860	768	1,210	4,995
Impairment of intangibles	—	5,615	—	—	—	5,615
Restructuring and related charges	—	772	—	—	—	772
Operating loss	$(253)	$(7,646)	$(773)	$(2,660)	$(1,210)	$(12,542)

	Three months ended September 30, 2012
	DSIT	OmniMetrix	GridSense	USSI	Acorn	Total
Revenues	$3,271	$231	$977	$234	$—	$4,713
Cost of Sales	2,141	130	553	401	—	3,225
Gross profit	1,130	101	424	(167)	—	1,488
Gross profit margin	35%	44%	43%	(71)%		32%
R& D expenses, net of credits	333	137	427	857	—	1,754
Selling, general and administrative expenses	750	699	1,320	1,205	1,298	5,272
Operating income (loss)	$47	$(735)	$(1,323)	$(2,229)	$(1,298)	$(5,538)

BACKLOG
As of September 30, 2013, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

DSIT Solutions	$4.1
GridSense	0.9
OmniMetrix	1.8
USSI	0.4
Total	$7.2

RECENT DEVELOPMENTS

Acorn Capital Raise
On October, 17, 2013, Acorn closed on a public offering of 3,508,771 shares of its common stock at $2.85 per share for gross proceeds to Acorn of $10.0 million. Acorn received net proceeds of approximately $9.1 million after deducting discounts and commissions to the underwriters and estimated offering expenses. In connection with the Underwriting Agreement, Acorn also issued a warrant to the underwriters to acquire 228,070 shares of common stock at $3.14 per share which shall be exercisable for five years. This was followed by a second closing on October 23, 2013, whereby Acorn closed on a sale of 526,316 shares of its common stock following the full exercise of the over-allotment option granted to the underwriters at $2.85 per share for gross proceeds to Acorn of $1.5 million and issued a warrant to the underwriters to acquire 34,211 shares of common stock at $3.14 per share which shall be exercisable for five years . Acorn received net proceeds of $1.4 million from the over-allotment option exercise or a total of $10.5 million from both closings after deducting discounts and commissions to the underwriters and estimated offering expenses.

Corporate Update
Acorn committed as part of the offering described above to reduce its corporate overhead expenditures and has since implemented cost saving measures which will result in an estimated 35% reduction in 2014 over anticipated 2013 headquarters-related cash expenditures. These savings are primarily comprised of headcount and salary reductions, decreases in Director fees and reduced investor relations expenses. On November 11, 2013, Acorn's President and CEO, John A. Moore, voluntarily agreed to reduce his base salary by 25% effective with the October 16, 2013 payroll period from $425,000 per annum to $318,750 per annum. Effective November 1, 2013, Acorn's Executive Vice President, Richard S. Rimer, agreed to reduce his consulting fees by 20% from $30,720 per month to $24,576 and to end the consulting agreement whereby he serves as Acorn’s EVP effective December 31, 2013 in exchange for a lump sum payment of $73,728, which represents 80% of the amounts that otherwise would be payable upon termination of the agreement as of such date. Mr. Rimer tendered his resignation from our Board and each of our subsidiary boards on November 11, 2013. Our CFO, Michael H. Barth, has also agreed to a $10,000 reduction in the portion of his salary payable by Acorn commencing January 1, 2014.
Our outside Directors have also agreed to reduce their annual retainer (the "Retainer") for 2014 by 25%, which equates to $10,000 per annum per Director. Our Chairman has likewise reduced his annual chairman stipend of $100,000 (which amount consists of $60,000, plus $10,000 with regard to each subsidiary board on which he serves) by 25% for 2014, or an aggregate of up to $25,000, as he is currently serving on all four companies’ boards of directors or managers. Under our existing Board compensation policy, each Director, in his or her discretion, may elect by written notice delivered on or before the first day of each calendar year (the “Election”) whether to receive, in lieu of some or all of his or her Retainer and other fees (i.e., Chairman compensation and committee fees), options to purchase that number of Shares as shall have a value (determined as of the first day of the calendar year for which such Election is made (the “Election Year”) in accordance with the methodology then used by the Company to determine stock compensation for purposes of its audited financial statements) as is equal to the applicable Retainer and fees and with an exercise price equal to the fair market value of our Common Stock at the close of business on the trading day preceding the first day of the applicable Election Year. Once made, the Election shall be irrevocable for such Election Year and the options subject to the Election shall vest one-fourth upon the first day of the Election Year and one-fourth as of the first day of each of the second through fourth calendar quarters thereafter during the remainder of the Election Year.

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. ("Acorn" or "the Company”) is a holding company focused on technology driven solutions for energy infrastructure asset management.  Each of our four businesses is focused on helping its customers achieve greater productivity, reliability, security and efficiency.

Through our majority or wholly-owned operating subsidiaries, we provide the following services and products:

·    Oil and Gas Sensor Systems (formerly known as Energy and Security Sensor Systems).   These products and services are provided by our US Seismic Systems, Inc. subsidiary ("USSI") which develops and produces “state of the art” fiber optic sensing systems for the energy, commercial security and defense markets.

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

·    Power Generation (PG) Monitoring. These products and services are provided by our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary, acquired in February 2012. OmniMetrix's PG products and services deliver critical, real-time machine information to customers and provide remote diagnostics that give users real-time visibility of their equipment.

During 2013, each of the four abovementioned activities represented a reportable segment. In addition, our “Other” segment represents IT and consulting activities at our DSIT subsidiary as well as Cathodic Protection activities in our OmniMetrix subsidiary. As OmniMetrix's activities were acquired in February 2012, there are only partial comparative results reported for these activities for the nine month period ended September 30, 2012.
The following analysis should be read together with the segment information provided in Note 10 to the interim unaudited condensed consolidated financial statements included in this quarterly report.

USSI

USSI's primary focus is on developing and producing “state of the art” fiber optic sensing systems for the energy market. The primary product lines for which USSI is currently developing products include downhole fiber optic sensor systems for hydrofrac monitoring used in unconventional oil and gas exploration and recovery, and 4D seismic reservoir monitoring systems. We believe that the only way to improve understanding of the subsurface, is via seismic monitoring with sensors specifically designed to detect and locate microseismic events. While we previously believed based on discussions with leading industry participants, that they would monitor all their frac jobs if equipment cost can be reduced by 75% below the cost of monitoring with traditional geophones (a goal we believe is achievable by utilizing USSI fiber optic sensor systems), based on our current understanding of the marketplace and customer constraints, we anticipate that the rate of adoption may occur at a slower pace. We remain optimistic, however, that the market for advanced seismic monitoring will nevertheless be sizable based upon current pricing of $250,000 (for a 10-level system) to $1.0 million for a larger (40-level) monitoring system.

USSI targets its products into the oilfield geophysics market and its potential customers are primarily the oilfield service companies. To date, we have not sold a product for commercial deployment, as all of our sales have been for trials or pilot projects. We are currently focused on completing what we believe are the final steps toward having a commercial product that we hope will lead to reference customers. As a result of several recent customer trials, USSI believes that its products may be of particular interest to those oilfield services companies supporting hydro-fracking in high temperature fields who further desire the ability to deploy and retract sensing devices rather than permanently embed them in their customers’ wells. USSI’s products are, however, designed for mid and low temperature deployments as well.

In connection with some of the trials referred to above, USSI has experienced various design and deployment challenges that have negatively impacted product performance. Although feedback from several customers indicates that the data from our sensors meets or exceeds our specifications, several customers have requested improvements regarding water blocking (primarily a solution to prevent a crack in the fiber optic cable from allowing water to penetrate the entire array), noise cancellation (a process to eliminate the impact of ambient noise on frac detection), improved clamping mechanisms to improve vector fidelity (the ability to identify the location of a fracture point with precision) and more reliable seals and connections between array segments . We believe that we have provided or are close to achieving solutions responsive to each of these concerns, but the time involved in resolving these technical issues has delayed our ability to ship product beyond what we had previously anticipated. In the interim, customers continue to rely on existing competing technology, primarily conventional retrievable downhole sensors. Where these systems are not capable of sustained performance (i.e., in high temperature, long-term deployments), well owners are simply foregoing monitoring. We ramped up USSI’s manufacturing capabilities and head count in anticipation of order volumes we expected would occur during the second half of 2013. Those expectations have not been realized and we do not anticipate significant array sales for the balance of 2013 and early 2014; it therefore may be necessary to realign expenses at USSI with the scope of current and near-term revenues. We therefore plan to closely monitor expenses to ensure they remain in line with current and projected activities. We may also make strategic hires of additional personnel with experience in the oil and gas industry to assist with our penetration into this complex market.

Our path toward full-scale production and, we believe, ultimate profitability, involves our successfully following four key steps:

•
Prove that our tool works. Customer feedback from the trials to date are telling us that our data is excellent and that we meet or exceed our own published specs, but we need to solve our deployment challenges in order to position ourselves to fulfill commercial-level sales;

•
Confirm through further testing that the data we collect has economic value to our target customers. We expect to do this by further field trials with producers and the oilfield services companies that support them and are in active discussions now for more of these projects;

•	Increase opportunities to attract early adopters of our technology by building, as capital permits, a “fleet” of rental arrays to reduce the economic hurdle to their evaluation of our products; and

•
Reach a level of industry adoption and sales where we can either operate USSI profitably on our own, attract a partner with the financial and other resources necessary to scale the business, or monetize our investment through a sale or other strategic event.

In the first nine months of 2013, USSI reported revenues of $1.1 million, a decrease of $0.2 million (13%) compared to first nine months 2012 revenues of $1.3 million. Third quarter revenues of $513,000 reflect increases of $203,000 (65%) and $279,000 (119%) as compared to second quarter 2013 and third quarter 2012 revenues, respectively. The increased revenues for each period is due to the timing of the delivery of USSI's sensor systems. In the third quarter of 2013, revenue recorded was from the system delivered to the oil supermajor as part of their ongoing evaluation of USSI's sensor systems.

In the first nine months of 2013, gross profit continued to be negative ($1.5 million) as it was in the first nine months of 2012 ($0.8 million). The negative gross profit is primarily due to large amounts of up front non-recurring engineering ("NRE") design costs that accompanied USSI's other proof of concept projects in 2012 and continue to do so in 2013. In addition, approximately $1.0 million of the negative gross profit was attributable to adjustments of sensor systems built-to-lease and inventory to net realizable values.

USSI has increased its production staff and has developed proprietary automated manufacturing/assembly stations for its products. USSI has also implemented inventory control and tracking systems necessary to support larger scale production. These investments in equipment and systems are designed to make manufacturing more efficient and improving the production process is expected to ultimately result in fewer man-hours required for each product sold. However, such systems have either not yet been fully tested or are not yet fully operational. We expect that the impact of these improved production processes should produce improved gross margins when USSI begins to have commercial sales of its products.

In the first nine months of 2013, USSI recorded approximately $2.9 million of R&D expense, slightly above the $2.7 million of R&D expense recorded in the first nine months of 2012. Third quarter R&D expense of $1.2 million reflects an increase of $0.4 million and $0.3 million compared to the $0.8 million and $0.9 million of R&D expense recorded in the second quarter of 2013 and the third quarter of 2012, respectively. The increased R&D expense was attributable to increased field tests and increased materials costs in the development of new interrogator prototypes as well as work on developing and improving new clamp designs and resolving noise reduction issues. While USSI continues to develop more efficient production versions of its current products and addressees the technical issues encountered in customer field trials, USSI expects R&D expense to decline in the coming quarters as it works toward reducing its cash expenditures.

In the first nine months of 2013, USSI recorded approximately $2.4 million of SG&A expense representing a decrease of  approximately $0.2 million (8%) compared to the first nine months of 2012. The decrease from the first nine months of 2012 is due to a decrease in non-cash stock compensation expense recorded. Third quarter SG&A expense of approximately $0.8M was relatively unchanged from first and second quarter 2013 SG&A expense. USSI expects SG&A expense to decline in the coming quarters as it works toward reducing its cash expenditures.

In July 2013, USSI signed an agreement to lease an additional 8,600 square feet of space contiguous to its facilities in Chatsworth, California. The additional space was expected to be used for production of anticipated commercial orders. If the pace of commercialization does not increase, we may explore opportunities to sublet this space. Whether and on what terms we may be able to do so cannot be determined at this time.

During the third quarter of 2013, USSI delivered 20 levels of its previously announced $1.0 million project with SR2020. The 20-level array's cable was damaged in a test due to the bending radius of the array's cable being exceeded during the removal from the well. This issue is the type of early adoption risk that USSI intends to neutralize for its potential customers by affording them an option to initially lease, rather than purchase, its sensor arrays. In that regard, USSI and SR2020 have agreed to convert the prior $1.0 million of SR2020 purchase orders into a leasing arrangement. As at September 30, 2013, USSI's backlog of approximately $0.4 million relates to lease arrangements with SR2020 and another customer. USSI anticipates beginning recognition of revenue associated with these lease arrangements when the systems are delivered to the customers, one of which is scheduled for the fourth quarter of 2013 and another for the first quarter of 2014. We continue to anticipate significant growth in orders, particularly from new customers related to our 4D reservoir and shale gas monitoring systems following the demonstrations performed during 2013 (such as the supermajor noted above) and prior years as well as follow-on projects from our current proof-of-concept projects.

USSI will continue to require working capital support while it continues to transition from development to production and as it continues to work on refining its manufacturing capabilities. During 2013 (through October 31) we invested $6.6 million in USSI to support its working capital requirements. We expect that USSI's working capital requirements will ultimately lessen if and when it begins to have commercial scale orders. We cannot however, provide any assurance as to whether or when such orders will be received. Accordingly, USSI is proactively monitoring its operating expenses to ensure that they are in line with its current and expected near term activities and will make adjustments as necessary. We expect that we will be investing additional funds in USSI before year-end 2013 and into 2014, though the amounts to be invested will be dependent on USSI's needs at that time.

During 2013, we grew our employee base from 47 full-time equivalent employees (inclusive of consultants) at the end of 2012 to 62 full-time equivalent employees (inclusive of consultants) as of September 30, 2013. This increase in staff in 2013 was due in part to anticipation of order volumes we expected would occur during the second half of 2013 which have not been realized. In the short-term, we do not anticipate make staffing changes as we work to solve our technical challenges and fulfill anticipated near-term orders for trial systems. If orders are not received as anticipated, we may need to consider adjusting staffing levels.

USSI reached agreement with a bank for a $1 million line-of-credit in November 2012. Although the loan term has technically expired, USSI and the bank are currently discussing a new bank facility which we expect to reflect an increase in USSI's line-of-credit. Assuming the credit facility is renewed, we have no assurance that USSI's future capital needs will not exceed the amount of the credit line or that USSI will generate sufficient cash flow in the future to fund its operations in the absence of additional funding sources. USSI may need additional funds if revenues fail to meet projections or to fund a rapid expansion to meet product demand, respond to competitive pressures or acquire complementary products, businesses or technologies. Additional financing for USSI may be in the form of an expanded bank line, new investment by others, a loan or investment by Acorn, or a combination of the above. The availability and amount of any additional investment from us in USSI may be limited by the working capital needs of our corporate activities and other operating companies.

DSIT Solutions
DSIT revenues of $9.6 million in the first nine months of 2013 were slightly below ($0.4 million or 4%) revenues for the first nine months of 2012 while gross profit was unchanged and gross margin increased from 36% in 2012 to 38% in 2013. Operating income decreased, primarily as a result of increased research and development costs during the year combined with non-cash stock compensation costs recorded in 2013. DSIT's revenues of $2.9 million for the third quarter of 2013 represents a decrease of approximately $0.4 million or 13% as compared to the third quarter of 2012. In addition, third quarter 2013 revenues reflected a decrease of $0.6 million or 18% compared to second quarter 2013 revenues of $3.5 million.
Revenues in our Energy & Sonar Security Solutions segment decreased from $9.2 million for the first nine months of 2012 to $8.7 million for the first nine months of 2013. Revenues from DSIT's other IT and consulting activities which are included in Acorn's Other segment activities increased marginally in 2013 (an increase of $46,000 to $910,000). Third quarter 2013 Energy & Sonar Security Solutions revenues of $2.5 million were $0.5 million or 15% lower than third quarter 2012 revenues due to slowdown in revenue recognition in one of the company's major projects as it nears completion without a similar size project replacing it in the company's backlog. Third quarter 2013 revenues from DSIT’s other IT and consulting activities were relatively unchanged from 2012 to 2013.

Despite the decrease in revenues in 2013, DSIT's gross profit was virtually unchanged at $3.6 million for both the nine months ended September 30, 2012 and 2013. This was due to the increase in gross margin over the period. Gross margin increased from 36% in the first nine months of 2012 to 38% in the first nine months of 2013. The increase in the gross margin in the first nine months of 2013 was due to the mix of projects worked on during the period. Third quarter 2013 gross margin of 36% reflected an increase from 35% in the third quarter of 2012 and a decrease from 37% in the second quarter of 2013. The increase in the gross margin in the third quarter of 2013 compared to the third quarter of 2012 was also due to the mix of projects worked on during the respective periods. The decrease in the gross margin in the third quarter of 2013 as compared to the second quarter of 2013 was due to increased projected installation costs for one of the company's AquaShieldTM Diver Detection Sonar projects.

During the first nine months of 2013, DSIT recorded approximately $1.1 million of Research and Development (R&D) expense, an increase of approximately $0.4 million compared to the first nine months of 2012. DSIT's increased R&D expense is related to work on the joint development (with USSI) of the PAUSS next generation integrated passive/active threat detection system for underwater site protection. Due to USSI’s increased focus on its oil and gas activities, we foresee some slowdown in the development of the PAUSS in the near future. In 2013, R&D expense is net of approximately $0.2 million of participation from the Israel-U.S. Binational Industrial Research and Development ("BIRD") Foundation in the project.

DSIT had been negotiating with USSI an agreement whereby DSIT would receive from USSI an exclusive world-wide license to use USSI technology to provide systems, devices, installations and methods for monitoring ground sites, facilities, locations and perimeters against land-based security threats for government and non-government customers for defense, security or military and safety applications. Negotiations on the agreement have stalled due to the abovementioned increased focus by USSI on its oil and gas activities. DSIT is continuing to expend resources to expand DSIT's portfolio of products to include land-based security fiber-optic solutions.

During the first nine months of 2013, DSIT recorded approximately $2.5 million of selling, general and administrative (SG&A) expense with quarter expense ranging from $811,000 to $856,000 during each of the first three quarters of 2013. The 2013 SG&A expense is approximately $0.3 million above the SG&A recorded in the first nine months of 2012. The increase compared to the first nine months of 2012 is attributable to increased salary costs and increased marketing expenses as well as non-cash stock compensation expense recorded in the third quarter associated with the modification of certain options at DSIT (see below). The $0.9 million of SG&A in the third quarter of 2013 is $0.1 million above third quarter 2012 SG&A due to the abovementioned non-cash stock compensation expense incurred in the third quarter of 2013.

At December 31, 2012, DSIT had a project backlog of approximately $9.6 million. During the first nine months of 2013, we received new orders totaling approximately $3.3 million and at the end of September 2013 had a backlog of approximately $4.1 million.

DSIT’s growth and profitability for the balance of 2013 and into 2014 is dependent upon pending orders for sonar systems. DSIT is currently awaiting receipt of a multi-million dollar project, which is expected to be received shortly. However, we have no assurance that we will win the project or that if we do win the project, that we will be able to perform enough work to be able to recognize significant amounts of revenue over the balance of 2013. While DSIT has a significant pipeline, most of its major projects come after a lengthy sales cycle over which it has little control. Should this project not be received or its receipt significantly delayed, DSIT's revenues and profitability will likely decrease.

In July 2013, DSIT's renewed its lease for its operating facilities in the Tel Aviv, Israel metropolitan area which had expired in August 2012. The current lease expires in June 2016 and has an annual rent of approximately $285,000. DSIT has an option to renew the lease for an additional three year period with an increase of 6% in the annual rent.

Effective July 1, 2013, Acorn entered into a Stock Purchase Agreement with DSIT pursuant to which Acorn converted a prior loan of approximately $800,000 into additional ordinary (common) shares of DSIT. Acorn also converted $2.8 million in advances and loans into DSIT's Participating Preferred Stock (the “DSIT Preferred Stock”).  At the closing, Acorn purchased an additional $800,000 of DSIT Preferred Stock and committed to purchasing an additional $1.4 million of DSIT Preferred Stock.
     In September 2013, Acorn informed DSIT that it would suspend payment of funds it committed to invest in DSIT over the remainder of 2013 and in 2014. The Stock Purchase Agreement with DSIT will need to be amended to reflect this decision. We are currently unable to predict the terms of the amendment at this time.

In July 2013, DSIT amended the vesting terms of previously granted option agreements under the DSIT 2006 Key Employee Share Option Plan (the "Plan") such that those options become vested and exercisable upon the occurrence of any one of the following:

i)	The date of consummation of an IPO (as defined in the Plan); or

ii)	The date of consummation of a Corporate Transaction (as defined in the Plan).; or

iii)
The date of termination or resignation of Optionee’s employment with DSIT, for any reason excluding termination for cause, provided that on the date of termination the Optionee was employed by DSIT for a continuous period of at least 25 years.

As a result of the modification of the options, DSIT recorded stock compensation expense of $159,000 ($115,000 in SG&A) during the third quarter of 2013.

GridSense

In the first nine months of 2013, GridSense reported revenues of $3.5 million, an increase of $0.7 million (23%) compared to first nine month 2012 revenues of $2.9 million. Third quarter 2013 revenues of $1.1 million were slightly (9%) above third quarter 2012 revenues of $1.0 million. Third quarter 2013 revenues represents an increase of $0.1 million (15%) compared to second quarter 2013 revenues of $0.9 million. The increase in 2013 revenues was attributable to increased revenues from GridSense's U.S. operations which saw its revenues increase from $1.5 million in 2012 to $2.6 million in 2013. Revenues from GridSense's Australian operations decreased in the first nine months of 2013 compared to the same period in 2012 by $0.4 million. The increased revenue in the United States was attributable to an order GridSense was awarded in late 2012 for 800 Transformer IQ® units from a California based investor owned utility. This order was partially fulfilled in 2012 with the balance being completed in the first quarter of 2013. In addition, in June 2013, GridSense secured an order from a major national utility based on a partnership with a regional smart grid company. The order, valued in excess of $1.0 million, was partially delivered in the third quarter of 2013 with the balance to be delivered in the fourth quarter of 2013. The increased revenue in the third quarter of 2013 as compared to the third quarter of 2012 was attributable to the partial fulfillment of this order. GridSense anticipates fulfilling the balance of this order during the fourth quarter of 2013. The decrease in Australian revenues in 2013 is primarily attributable to changes in sales personnel, a short-term diversion in certain personnel’s focus related the restructuring and unexpected delays in outbound shipments of PowerMonic units.

While GridSense sees some improvement in the overall business environment in the utility industry and expects utility spending to increase in future quarters, the timing of such spending on products such as those that GridSense provides cannot be predicted with certainty due to the sales cycle of electric utilities which is typically long and requires much technical and application support. To address these long sales cycles, GridSense has expanded its customer pilot programs from just a handful in 2011 to over 50 ongoing pilots around the globe. GridSense has not, however, generally been able to leverage market exposure into high volume sales. We believe this is due to the fact that until recently, GridSense’s focus had been on increasing the number of pilots which, though having potential for sizeable orders, required considerable engineering resources and customization effort. Furthermore, pilot programs (consisting of deployment of one or more products on a test basis) generally last between three and eighteen months. GridSense’s new management has realigned sales and engineering efforts and is focusing on fewer and more standardized opportunities with the most perceived likelihood for successful deployment and commercial-scale orders. Specifically, we plan to focus our continued sales efforts in 2013 and into 2014 only on those products that have already shown the most traction in the marketplace such as the Transformer IQ®, the Line IQ® and GridInSiteTM and to work towards a goal of being cash flow neutral by year-end.

GridSense's gross profit in the first nine months of 2013 increased by approximately $0.3 million or 21% compared to first nine months 2012 gross profit and increased by approximately $59,000 compared to second quarter 2013. The increase in gross profit was attributable to the abovementioned increase in revenues. Gross margins decreased slightly from 43% in 2012 to 42% in 2013. Gross margin was unchanged from the second quarter of 2013 to the third quarter of 2013. We expect gross margins to continue at current or higher levels as we continue to work towards managing inventory more efficiently, improving forecasting for purchasing and procurement, and reducing production cycle times.

In the first nine months of 2013, GridSense recorded $1.8 million of R&D expense as compared to $1.1 million in the same period of 2012. The increased R&D expense is due to the growth in GridSense's engineering team in 2012 in order to accelerate the development of some key products that GridSense believes will lead to the generation of new revenues. Third quarter R&D expense was $0.4 million following $0.7 million in the second quarter of 2013. The decrease in the third quarter is due to the downsizing of GridSense's Australian operations and reduced engineering staff in the U.S., GridSense expects that R&D expense going forward will stabilize at or about their current levels going forward.

During the first nine months of 2013, GridSense recorded approximately $2.7 million of SG&A expense representing a decrease of approximately $0.8 million (23%) compared to the first nine months of 2012 SG&A expense. The decreased SG&A costs is due to headcount reduction due to role consolidation and cost cutting measures that were commenced in late 2012 and continued into 2013.Third quarter 2013 SG&A expense of $0.9 million reflects an increase of $0.1 million compared to second quarter 2013 SG&A expense reflecting increased sales commissions associated with our order from a major national utility based on a partnership with a regional smart grid company. We expect that SG&A costs will stabilize at or about their current levels going forward.

Acorn continues to provide funds for GridSense's working capital needs. In the period from January 1 to July 31, 2013, Acorn provided GridSense with $1.5 million for its working capital needs plus an additional $480,000 to help fund the costs of the restructuring noted above. If GridSense is able to meet its sales goals for the second half of 2013, we believe that no additional funding would be required. However, from time to time, GridSense may need working capital support due to the timing of its cash receipts from customers and payments to suppliers. During the third quarter of 2013, we also lent GridSense $750,000 to support the order it received from a major national utility based on a partnership with a regional smart grid company. We anticipate making an additional short-term loan of approximately $300,000 to GridSense this week to offset a delay in the expected payment of a customer receivable. We believe the risk of default by the customer is low. We anticipate that all loan amounts would be repaid, subject to bank approval and assuming it is able to access funds under its bank credit line as discussed below, by year end. These loans are unsecured and subordinated to the bank providing a credit facility to GridSense.

In August 2012, GridSense signed a Loan and Security Agreement with a bank to provide it with up to a $1.0 million revolving line of credit (subject to a calculated borrowing base). The outstanding balance as of September 30, 2013 was $100,000. The line-of-credit is subject to certain financial and other covenants. GridSense was in compliance with its financial covenants at September 30, 2013. The line-of-credit expired on November 1, 2013. The bank has extended the expiration date of the line-of-credit for a period of three months. GridSense is continuing to negotiate with the bank regarding the terms of a longer extension and potential increase of the line-of-credit based on Acorn guaranteeing GridSense’s obligations to the bank . Such guarantee would require the approval of the Acorn's Board of Directors and we cannot determine whether and on what terms such extension may be available or if such terms would be acceptable to GridSense and Acorn.

On October 31, 2013, GridSense had cash on hand of approximately $0.1 million and was utilizing approximately $0.2 million of its line of credit. We have no assurance that GridSense will increase its sales or reduce its need for additional financing to support its working capital needs. Additional working capital support may be in the form of an additional or expanded bank line, new investment by others, additional loans by Acorn, or a combination of the above. There is no assurance that GridSense will be able to obtain an additional or expanded line-of-credit or other support in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional loans from us in GridSense may be limited by the working capital needs of our corporate activities and other operating companies.

OmniMetrix

In accordance with applicable accounting standards, we began consolidating the results of OmniMetrix beginning February 15, 2012, the date we acquired OmniMetrix. Accordingly, there are only partial comparative results reported for OmniMetrix for the nine month period ended September 30, 2012.

In the first nine months of 2013, OmniMetrix recorded revenues of $1.6 million ($1.2 million in its Power Generation Monitoring ("PG") segment and $0.4 million in its Cathodic Protection ("CP") segment) as compared to $0.4 million recorded in the first nine months of 2012 following our acquisition. The increase in revenues is driven by the increase in the number of units being monitored. Third quarter 2013 revenues of $0.5 million were flat compared to second and first quarter 2013 revenues of $0.5 million each.

Following our acquisition of OmniMetrix, we invested heavily in developing its infrastructure and growing its staff (from 12 at acquisition to a peak of 36 in July 2013) in order to accommodate expected growth and expand our market presence. During the first half of 2013, OmniMetrix attempted to market its PG products primarily to dealers and distributors of the most common brands of generators. While some larger dealers embraced OmniMetrix's business model (a recurring revenue model where monitors are sold at or below cost in exchange for customer commitments for fixed term monitoring contracts), it has not universally resonated within the dealer marketplace and the rate of anticipated adoption (and thus sales of monitors and monitoring subscriptions) has been far slower than anticipated. Revenue in 2013 and expected future monitoring revenues from renewals have been significantly adversely impacted by our inability to make sufficient new sales. OmniMetrix is currently refining a revised strategic direction which includes marketing to end-users as well as to select dealers identified as possessing both substantial maintenance customer bases and a willingness to provide value-added services. Acorn intends to share resources of OmniMetrix with GridSense in order to capitalize on synergies from both companies’ machine-to-machine operating models, power assurance focus and complementary personnel, and in July 2013, as a first step appointed the CEO of GridSense (Joe Musanti) to also serve as CEO of OmniMetrix.
OmniMetrix is currently engaged in restructuring its operations to better align expenses with revenues as now projected by its new management. This will result in personnel layoffs and significantly reduced utilization of its leased facility in Buford, Georgia. Accordingly, OmniMetrix recorded a restructuring charge of $155,000 related to severance and other termination benefits for employees whose positions were made or are expected to be made redundant.  In addition, as a result of the expected significantly reduced utilization of its leased facility, OmniMetrix also recorded a restructuring charge of $202,000 for the expected net contractual rental commitments through the end of its lease in December 2019. Furthermore, OmniMetrix recorded a loss of $415,000 reflecting the write-down of a majority of the remaining book value of leasehold improvements associated with the leased facility net of the landlord's participation in those improvements.
While no assurance can be given that we will be successful, management's goal is that following the restructuring changes at both GridSense and OmniMetrix, that the operations of both entities will be able to take advantage of synergies in engineering, marketing, customer relations and administration and that the two companies will, if they meet their sales goals for 2014, be cash neutral to Acorn.
In January 2013, the EPA finalized amendments to the National Emissions Standards for Hazardous Air Pollutants for stationary reciprocating internal combustion engines (generators). Now every commercial generator over a certain size needs to collect and report run times and annual emissions or face significant civil penalties. Consequently, some end-user customers as well as environmental engineering firms, see significant value in our offering due to our ability to assist end-user customers in complying with such environmental regulations. As a result, we have increased our marketing efforts to highlight this value we provide to our customers. We are currently providing reports and information to end-user customers to assist them in their environmental compliance, and we have received positive feedback from these customers. However, we have no assurance that we will ultimately be able to generate significant revenues from our ability to assist with the compliance with these regulations.
As revenue in 2013 and expected future revenues (for both PG and CP activities) have been significantly adversely impacted by the inability to make expected penetration in the marketplace, future projections for the segments have been adjusted accordingly. Following a goodwill impairment analysis based upon expected discounted cash flows from both the PG and CP segments, the Company determined that the goodwill recorded with respect to both segments were fully impaired and the Company recorded an impairment charge of $1.9 million. The goodwill impairment analysis performed also indicated that acquired intangible assets (technologies, customer relationships and non-compete agreements) were also impaired. Accordingly, in the third quarter of 2013, OmniMetrix recorded an impairment charge of $3.7 million associated with those intangibles.

First nine months 2013 gross profit was approximately $874,000 reflecting a gross margin of 54% on revenues compared with a gross profit of $72,000 in the first nine months of 2012. Third quarter gross profit of $273,000 reflected a gross margin of 50%, down from the second quarter's gross margin of 52%. The decrease in the gross margin was due to an increased number of units given away. The gross margin continues to be driven by margins on monitoring revenue which was 66% during the nine month period. As monitoring revenue continues to grow, we expect these margins to increase in the long term as fixed costs are spread over a greater revenue base and the deferred costs associated with the provision of units to certain customers below cost are fully amortized.

During the first nine months of 2013, OmniMetrix recorded approximately $499,000 of R&D costs. R&D costs increased in the third quarter of 2013 to $231,000 from $148,000 in the second quarter of 2013. We anticipate that these costs will decline as a result of our restructuring and the synergies we expect to benefit from in working with GridSense.

During the first nine months of 2013, OmniMetrix recorded approximately $3.7 million of SG&A costs of which approximately $1.7 million was related to sales and marketing. Such costs were significantly above first nine months 2012 SG&A costs of $1.5 million ($0.5 million in sales and marketing) since our acquisition of OmniMetrix in February of 2012. The growth in SG&A costs reflects the investment in marketing and back-office infrastructure since our acquisition. Third quarter 2013 SG&A costs of $1.3 million were slightly above second quarter 2013 SG&A costs of $1.2 million due to increased payroll costs. We anticipate that our SG&A costs will decline as a result of our restructuring and the synergies we expect to benefit from in working with GridSense.

OmniMetrix currently has no other sources of financing other than its sales and investments by Acorn. To support OmniMetrix's 2013 marketing and promotion program, Acorn committed to investing $3.0 million in OmniMetrix, all of which had been invested through early October 2013. Despite the restructuring taking place at OmniMetrix, Acorn will continue to need to fund OmniMetrix's operations for the balance of 2013. We have recently lent OmniMetrix $400,000 and anticipate lending them up to an additional $600,000 through the end of 2013. While we have no assurance of such, in 2014, following the restructuring changes at both GridSense and OmniMetrix, if the companies can achieve their sales goals, we believe that the operations of the entities will be net cash neutral to Acorn.

As of October 31, 2013, OmniMetrix had cash on hand of approximately $75,000. In 2013 and 2014, OmniMetrix may need additional financing above our expected loans to them as noted above. The level of additional financing will be dependent upon the level of penetration by OmniMetrix into the power generation monitoring market and the realization of synergies with GridSense. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. OmniMetrix was unsuccessful in discussions with a bank to provide working capital financing and there is no assurance that such financing from another bank or any other party will be available in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

Corporate

Corporate general and administrative expense of $4.0 million in the first nine months of 2013 reflected a slight decrease (less than $65,000) as compared to the first nine months of 2012. Third quarter 2013 corporate general and administrative expense of $1.2 million was approximately $150,000 below the second quarter 2013 expense and approximately $180,000 below first quarter 2013 corporate general and administrative expense. Third quarter 2013 expense was also approximately $100,000 below third quarter 2012's corporate general and administrative expense.

First nine months 2012 corporate general and administrative expense included approximately $300,000 of professional fees and costs incurred associated with our acquisition of OmniMetrix. In 2013, these one-time costs were replaced by an increase in non-cash stock compensation expense (an increase of approximately $415,000 in 2013 compared to 2012). In coming quarters, we expect our corporate general and administrative costs to decrease as we expect to incur less investor relation expenses going forward and are beginning to take steps to reduce our salary costs. Most of the impact of these cost reductions will not be felt until 2014.
On October, 17, 2013, Acorn closed on a public offering of 3,508,771 shares of its common stock at $2.85 per share for gross proceeds to Acorn of $10.0 million. Acorn received net proceeds of approximately $9.1 million after deducting discounts and commissions to the underwriters and estimated offering expenses. In connection with the Underwriting Agreement, Acorn also issued a warrant to the underwriters to acquire 228,070 shares of common stock at $3.14 per share which shall be exercisable for five years. This was followed by a second closing on October 23, 2013, whereby Acorn closed on a sale of 526,316 shares of its common stock following the full exercise of the over-allotment option granted to the underwriters at $2.85 per share for gross proceeds to Acorn of $1.5 million. A second warrant for 34,211 shares exercisable at $3.14 for five years was issued to the underwriters in connection with this closing. Acorn received net proceeds of $1.4 million from the over-allotment option exercise or a total of $10.5 million from both closings after deducting discounts and commissions to the underwriters and estimated offering expenses.
As of October 31, 2013, Acorn's corporate operations (not including cash at any of our subsidiaries) held a total of approximately $15.4 million in cash and cash equivalents ($12.9 million in U.S. banks and $2.5 million in Israeli banks (all of which can be repatriated without any tax consequence)). In addition, Acorn anticipates receipt of its Federal income tax refund of approximately $1.7 million during the fourth quarter of 2013. We believe that our current cash plus the cash generated from operations and borrowing from available lines of credit, if necessary, will provide more than sufficient liquidity to finance the operating activities of Acorn and the operations of its operating subsidiaries at their current level of operations for the foreseeable future and for the next 12 months in particular.

Results of Operations
The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three and nine month periods ended September 30, 2012 and 2013, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. For segment data see Note 10 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.
The financial results of OmniMetrix are included in our condensed consolidated financial statements effective February 15, 2012. Accordingly, there are only partial comparative results reported for these activities for the nine month period ended September 30, 2012.

	Nine months ended September 30,					Three months ended September 30,
	2012		2013		Change from 2012 to 2013	2012		2013		Change from 2012 to 2013
	($,000)	% of revenues	($,000)	% of revenues		($,000)	% of revenues	($,000)	% of revenues
Revenues	$14,623	100%	$15,931	100%	9%	$4,713	100%	$4,982	100%	6%
Cost of sales	10,449	71%	11,475	72%	10%	3,225	68%	3,923	79%	22%
Gross profit	4,174	29%	4,456	28%	7%	1,488	32%	1,059	21%	(29)%
R&D expenses	4,771	33%	6,336	40%	33%	1,754	37%	2,219	45%	27%
SG&A expenses	13,891	95%	15,221	96%	10%	5,272	112%	4,995	100%	(5)%
Impairment of intangibles	—	—%	6,731	42%		—	—%	5,615	113%
Restructuring and related charges	—	—%	1,366	9%		—	—%	772	15%
Operating loss	(14,488)	(99)%	(25,198)	(158)%	74%	(5,538)	(118)%	(12,542)	(252)%	126%
Finance income, net	(53)	—%	80	1%	(251)%	(160)	(3)%	(9)	—%	(94)%
Loss before taxes on income	(14,541)	(99)%	(25,118)	(158)%	73%	(5,698)	(121)%	(12,551)	(252)%	120%
Income tax benefit (expense)	2,476	17%	(228)	(1)%	(109)%	1,487	32%	(143)	(3)%	(110)%
Net loss	(12,065)	(83)%	(25,346)	(159)%	110%	(4,211)	(89)%	(12,694)	(255)%	201%
Net loss attributable to non-controlling interests	737	5%	885	6%	20%	276	6%	382	8%	38%
Net loss attributable to Acorn Energy, Inc.	$(11,328)	(77)%	$(24,461)	(154)%	116%	$(3,935)	(83)%	$(12,312)	(247)%	213%

Revenues. Revenues in the first nine months of 2013 increased by $1.3 million or 9% from $14.6 million in the first nine months of 2012 to $15.9 million in the first nine months of 2013. The increased revenues was driven primarily by increased revenues at OmniMetrix whose reported revenues increased by $1.2 million to $1.6 million compared to first nine months of 2012 revenues of $0.4 million since our acquisition of them in February of 2012 and GridSense revenues which increased by $0.7 million (23%) to $3.5 million compared to first nine month 2012 revenues. DSIT's revenues ($9.6 million) were decreased $0.4 million (4%) from 2012's nine month revenues of $10.0 million while USSI's revenues decreased by $0.2 million (13%) to $1.1 million compared to first nine month 2012 revenues of $1.3 million.

OmniMetrix recorded revenues of $1.6 million which were comprised of $1.2 million in its PG segment and $0.4 million in its CP segment as compared to $0.3 million and $0.1 million, respectively for the first nine months of 2012. The increase in revenues is driven by the increase in the number of units being monitored. The increase in GridSense revenues was due to increased sales activity from U.S. operations which was attributable to the fulfillment of an order for 800 Transformer IQ® units from a California based investor owned utility that was received in late 2012 as well as the partial delivery in the third quarter 2013 of an order received from a major national utility in excess of $1.0 million received in June 2013. At DSIT, revenues in its Energy & Sonar Security Solutions segment decreased (from $9.2 million to $8.7 million). This decrease was attributable to the slowdown in revenue recognition in one of the company's major projects as it nears completion without a similar size project replacing it in the company's backlog. Revenues in DSIT's other IT and consulting activities which are included in Acorn's Other segment activities increased marginally ($46,000) in the first nine months of 2013. The decrease in revenues at USSI was due to the timing of the delivery of USSI's sensor systems.

Gross profit. Gross profit in the first nine months of 2013 reflected an increase of $0.3 million (7%) as compared to the first nine months of 2012. DSIT's first nine month 2013 gross profit was unchanged at $3.6 million. DSIT maintained its gross profit despite decreased revenues due to increased gross margins which improved from 36% in 2012 to 38% in 2013. DSIT's increased gross margins in the first nine months of 2013 were due to higher margin projects being worked on in 2013 as compared to 2012. GridSense's first nine month 2013 gross profit increased by $0.3 million (21%) over first nine month 2012 gross profit. The increase in GridSense's gross profit was attributable to increased revenues which offset a slight decrease in gross margins which fell to 42% in 2013 from 43% in 2012. USSI continued to show a negative gross profit in the first nine months of 2013 ($1.5 million) as it continues to incur increased engineering and production costs as it transitions from development of its products to production in its proof-of-concept projects. Approximately $1.0 million of the negative gross profit was attributable to adjustments of sensor systems built-to-lease and inventory to net realizable values. OmniMetrix recorded gross profit of $0.9 million (reflecting a 54% gross margin) in the first nine months of 2013 as compared to a $0.1 million gross profit recorded in 2012 since our acquisition of OmniMetrix in February 2012. The increased gross margin at OmniMetrix reflects the increasing levels monitoring of revenue recorded which are high margin revenues.
Research and development (“R&D”) expenses. R& D expenses increased $1.6 million to $6.3 million in the first nine months of 2013. The bulk of the increase in R&D expenses was at GridSense and DSIT whose R&D expense increased $0.7 million and $0.4 million, respectively, as compared to the first nine months of 2012. The increase at GridSense was due to the growth in GridSense's engineering team over the course of 2012 in order to accelerate the development of some key products. DSIT's increased R&D expense is related to work on the joint development (with USSI) of the PAUSS next generation integrated passive/active threat detection system for underwater site protection and efforts to expand DSIT's portfolio of products to include land-based security fiber-optic solutions. OmniMetrix also recorded an increase in R&D expense of $0.3 million as compared to the first nine months of 2012 (OmniMetrix's R&D expense in the first nine months of 2012 was only for the period since our acquisition in February 2012) while USSI's R&D expense in the first nine months of 2013 increased slightly ($0.2 million) to $2.9 million from $2.7 million in the first nine months of 2012.
Selling, general and administrative (“SG&A”) expenses. SG&A costs in the first nine months of 2013 increased by $1.3 million as compared to the first nine months of 2012. The increased SG&A was attributable to increases recorded at OmniMetrix and DSIT while GridSense, USSI and corporate SG&A decreased in the first nine months of 2013 as compared to the first nine months of 2012. OmniMetrix recorded $3.7 million of SG&A in the current period as compared to $1.5 million for the period in 2012 following our acquisition. The increase in SG&A costs at OmniMetrix is due to the increased personnel costs (primarily in sales and marketing) and other costs associated with developing the necessary infrastructure for previously expected growth. DSIT's SG&A increased from $2.2 million in the first nine months of 2012 to $2.5 million in the first nine months of 2013. DSIT's increased SG&A was related to increased salary costs as well as increased marketing expenses as well as non-cash stock compensation expense recorded in the third quarter associated with the modification of certain options at DSIT. In the first nine months of 2013, as compared to the first nine months of 2012, GridSense recorded a decrease of $0.8 million of SG&A expense to $2.7 million. GridSense's decreased SG&A expense was attributable to headcount reduction due to role consolidation and cost cutting measures that were commenced in late 2012 and continued into 2013.  USSI's SG&A decreased from $2.6 million in the first nine months of 2012 to $2.4 million in the first nine months of 2013. USSI's decreased SG&A expense was attributable to stock compensation expense recorded in 2012. Corporate general and administrative expense of $4.0 million in the first nine months of 2013 reflected a slight decrease (less than $65,000) as compared to the first nine months of 2012.
Impairment of intangibles. As revenue at OmniMetrix in 2013 and expected future revenues have been significantly adversely impacted by the inability to make expected penetration in the marketplace, future projections for the segments have been adjusted. Following a goodwill impairment analysis based upon expected discounted cash flows, OmniMetrix determined that the goodwill recorded upon its acquisition by Acorn was fully impaired and an impairment charge of $1.9 million was recorded. The goodwill impairment analysis performed also indicated that the acquired intangible assets (technologies, customer relationships and non-compete agreements) were also impaired. Accordingly, in the third quarter of 2013, OmniMetrix recorded an impairment charges of $3.7 million associated with those intangibles.
Previously, during the second quarter of 2013, a customer with whom OmniMetrix had a significant on-going relationship at the time of Acorn's acquisition of OmniMetrix in February 2012 indicated that they would be disconnecting all of their monitoring units over a period of time. Following the decision to disconnect their monitoring units, OmniMetrix recorded an impairment of approximately $1.1 million associated with the customer relationship intangible.
Restructuring and related charges. In the third quarter of 2013, following the change in the top-level management at OmniMetrix, it engaged in restructuring its operations to better align expenses with revenues as now projected by its new management. As a result, during the third quarter of 2013, OmniMetrix recorded a total restructuring charge of $0.8 million.
In the second quarter of 2013, following the change in the top-level management at GridSense, the company undertook a number of cost cutting measures in GridSense's U.S. and Australian operations.  This action was taken primarily in order to improve efficiency based on GridSense's revenue mix and skills mix in order to position the company to meet its cash flow goals. As a result, during the second quarter of 2013, GridSense recorded a total restructuring charge of $0.6 million.
Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn Energy of $24.5 million in the first nine months of 2013 compared to a net loss of $11.3 million in the first nine months of 2012. Our loss in 2013 was primarily due to losses at OmniMetrix ($10.8 million which includes the loss of $0.8 million on restructuring and related charges and non-cash losses on the impairment of goodwill and intangibles of $6.7 million noted above) USSI (losses of $6.8 million), GridSense losses of $3.5 million (which includes the loss of $0.6 million on restructuring and related charges noted above) and DSIT's losses of $0.2 million (which includes non-cash stock compensation expense of $0.2 million recorded in the third quarter) with corporate expenses contributing an additional $4.0 million. These losses were offset by the non-controlling interest's share of our operations of approximately $0.9 million.

Liquidity and Capital Resources

As of September 30, 2013, we had working capital of $17.3 million. Our working capital includes $7.4 million of cash and cash equivalents and restricted deposits of approximately $0.8 million.  Net cash decreased during the nine months ended September 30, 2013 by $18.8 million, of which approximately $16.5 million was used in operating activities. The primary use of cash in operating activities during the first nine months of 2013 was the cash used in operations by our subsidiaries ($6.2 million, $2.3 million, $3.4 million and $1.2 million used by USSI, GridSense, OmniMetrix and DSIT, respectively) in their operations combined with the $3.4 million of cash used in our corporate operating activities. Of USSI's $6.2 million of cash used in operations, $1.0 million was used for the build-up of inventory.
Cash used in investment activities of $2.7 million was primarily due to the acquisition of property and equipment. Such acquisitions of property and equipment were primarily at USSI ($1.5 million of which approximately $1.1 million was related to the building of sensor systems to be leased to customers) and at OmniMetrix (approximately $1.0 million, nearly all of which was related to leasehold improvements and equipment at its new facilities).
Net cash of $0.5 million was provided by financing activities primarily from the net change in short and long-term debt ($1.1 million) which was partially offset by the payment of dividends during the first nine months of 2013 ($0.5 million).
At September 30, 2013, DSIT had approximately $0.4 million of unrestricted cash in banks and NIS 4 million (approximately $1.1 million) in Israeli credit lines available to it from two Israeli banks (approximately $550,000 from each bank), of which approximately $0.1 million was then being used. The lines-of-credit are subject to maintaining certain financial covenants. At September 30, 2013, DSIT was in compliance with its financial covenants.
As at September 30, 2013, DSIT also had an outstanding term loan from an Israeli bank in the amount of approximately $38,000. The loan is denominated in NIS and bears interest at the rate of the Israeli prime rate per annum plus 0.9%. The loan is to be repaid in equal payments of approximately $12,500 per month (principal and interest) through December 2013. DSIT is currently examining the possibility of obtaining Israeli government backed loans for additional working capital.
In accordance with the terms of the loan, DSIT has deposited with an Israeli bank approximately $38,000 as a restricted deposit. In addition to this restricted deposit, DSIT has also deposited with two Israeli banks approximately $761,000 as collateral for various performance and bank guarantees for various projects as well as for its credit facilities at the banks. As restricted deposits are released, DSIT generally expects to redeposit these funds again as collateral for new guarantees for new projects and for renewing its credit facilities.
On October 31, 2013, DSIT had approximately $1.0 million of cash of which approximately $0.6 million was restricted (all current) and was utilizing approximately $0.2 million of its lines-of-credit. In July 2013, Acorn entered into a new Stock Purchase Agreement with DSIT pursuant to which the Acorn converted a prior loan of approximately $0.8 million into additional ordinary (common) shares of DSIT. Acorn also converted $2.8 million in advances and loans into DSIT's participating preferred stock and purchased an additional $0.8 million of participating preferred stock. In September 2013, the Company informed DSIT that it would suspend payment of funds it committed to invest in DSIT over the remainder of 2013 and into 2014, such that DSIT will be dependent solely on its own cash sources to finance its activities. The Stock Purchase Agreement will need to be amended to reflect this decision. Acorn is unable to predict the terms of the amendment at this time.
We believe that DSIT will have sufficient liquidity to finance its activities from cash flows from its own operations over the next 12 months based on its current cash balance, continued utilization of its lines-of-credit and its operating results.
In August 2012, GridSense signed a Loan and Security Agreement with a bank to provide it with up to a $1.0 million revolving line of credit (subject to a calculated borrowing base). Advances from the line-of-credit bear interest at a variable annual interest rate equal to the greater of 3.25% above the Prime Rate in effect (3.25% at September 30, 2013) or 6.5%. The line-of-credit is also subject to certain financial covenants. GridSense was in compliance with its financial covenants at September 30, 2013. As of October 31, 2013, GridSense was utilizing $175,000 of this line-of-credit. The line-of-credit expired on November 1, 2013. The bank has extended the expiration date of the line-of-credit for a period of three months. GridSense is continuing to negotiate with the bank regarding the terms of a longer extension of the line-of-credit.

In the period from January 1 to July 31, 2013, Acorn provided GridSense with $1.5 million for its working capital needs plus an additional $480,000 to help fund the costs of the restructuring. If GridSense is able to meet its sales goals for the second half of 2013, we believe that no additional funding would be required. However, from time to time, GridSense may need working capital support due to the timing of its cash receipts from customers and payments to suppliers. Since July 2013, we lent GridSense $750,000 to support the order it received from a major national utility based on a partnership with a regional smart grid company. We anticipate making an additional short-term loan of approximately $300,000 to GridSense this week to offset a delay in the expected payment of a customer receivable. We believe the risk of default by the customer is low. We anticipate that all loan amounts would be repaid, subject to bank approval and assuming it is able to access funds under its bank credit line as discussed below, by year end. These loans are unsecured and subordinated to the bank providing a credit facility to GridSense.
Following the restructuring of activities at GridSense, we believe that with a reduced cost structure and improving sales, GridSense will be significantly less reliant on us for working capital support. We have no assurance that GridSense will meet its goal of being cash flow neutral in the second half of 2013 or increase its sales and reduce its need for additional financing to support its working capital needs. Additional working capital support may be in the form of an additional or expanded bank line, new investment by others, additional loans by Acorn, or a combination of the above. There is no assurance that GridSense will be able to obtain an additional or expanded line-of-credit or other support in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional investment from us in GridSense may be limited by the working capital needs of our corporate activities and other operating companies. On October 31, 2013, GridSense had cash on hand of approximately $0.1 million and was utilizing approximately $0.2 million of its line-of-credit.

OmniMetrix currently has no other sources of financing other than its sales and investments by Acorn. To support OmniMetrix's 2013 marketing and promotion program, Acorn committed to investing $3.0 million in OmniMetrix, all of which had been invested through early October 2013. Despite the restructuring taking place at OmniMetrix, Acorn will continue to need to fund OmniMetrix's operations for the balance of 2013. We have recently lent OmniMetrix $400,000 and anticipate lending them up to an additional $600,000 through the end of 2013. While we have no assurance of such, in 2014, following the restructuring changes at both GridSense and OmniMetrix, if the companies can achieve their sales goals, we believe that the operations of the entities will be net cash neutral to Acorn.

As of October 31, 2013, OmniMetrix had cash on hand of approximately $75,000. In 2013 and 2014, OmniMetrix may need additional financing above our expected loans to them as noted above. The level of additional financing will be dependent upon the level of penetration by OmniMetrix into the power generation monitoring market and the realization of synergies with GridSense. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. OmniMetrix was unsuccessful in discussions with a bank to provide working capital financing and there is no assurance that financing from any bank or any other party will be available in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

As of October 31, 2013, USSI had cash on hand of approximately $20,000. On November 4, 2013, we transferred an additional $370,000 to USSI. USSI reached agreement with a bank for a $1 million line-of-credit in November 2012. At September 30, 2013, USSI was in compliance with its financial covenants. As of October 31, 2013, USSI was utilizing $960,000 of its line-of-credit. Although the line-of-credit has technically expired, USSI and the bank are currently discussing a new bank facility which we expect to reflect an increase in USSI's line-of-credit. Assuming the credit facility is renewed, we have no assurance that USSI's future capital needs will not exceed the amount of the credit line or that USSI will generate sufficient cash flow in the future to fund its operations in the absence of additional funding sources. USSI may need additional funds if revenues fail to meet projections or to fund a rapid expansion to meet product demand, respond to competitive pressures or acquire complementary products, businesses or technologies. Additional financing for USSI may be in the form of an expanded bank line, new investment by others, a loan or investment by Acorn, or a combination of the above. The availability and amount of any additional investment from us in USSI may be limited by the working capital needs of our corporate activities and other operating companies.

USSI will continue to require working capital support while it continues to transition from development to production and as it continues to work on refining its manufacturing capabilities. During 2013 (through October 31) we invested $6.6 million in USSI to support its working capital requirements. We expect that USSI's working capital requirements will ultimately lessen if and when it begins to have commercial scale orders. We cannot however, provide any assurance as to whether or when such orders will be received. Accordingly, USSI is proactively monitoring its operating expenses to ensure that they are in line with its current and expected near term activities and will make adjustments as necessary. We expect that we will be investing additional funds in USSI before year-end 2013 and into 2014, though the amounts to be invested will be dependent on USSI's needs at that time.

In October 17, 2013, Acorn closed on a public offering of its common and received net proceeds of approximately $9.1million after deducting discounts and commissions to the underwriters and estimated offering expenses. This was followed by a second closing on October 23, 2013 in which Acorn sold over-allotment shares raising an additional $1.4 million after deducting discounts and commissions to the underwriters and estimated offering expenses.
As of October 31, 2013, the Company's corporate operations (not including cash at any of our subsidiaries) had a total of approximately $15.4 million in cash and cash equivalents ($12.9 million in U.S. banks and $2.5 million in Israeli banks (all of which can be repatriated without any tax consequence)) representing an increase of $9.1 million from our balance of September

30, 2013. The increase in cash was the result of the abovementioned sale of shares which brought in a total of $10.5 million (net of expenses). This was offset by investments of $625,000 in USSI and $130,000 in OmniMetrix and a loan to OmniMetrix of $200,000 in October. The balance of cash used in the month of October was for corporate expenses. Acorn anticipates receipt of its Federal income tax refund of approximately $1.7 million during the fourth quarter of 2013.
We believe that our current cash plus the cash generated from operations and borrowing from available lines of credit, if necessary, will provide more than sufficient liquidity to finance the operating activities of Acorn and the operations of its operating subsidiaries at their current level of operations for the foreseeable future and for the next 12 months in particular.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of September 30, 2013.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending September 30, (in thousands)
	Total	2014	2015 - 2016	2017 - 2018	2019 and thereafter
Bank and other debt, utilized lines-of-credit and capital leases	$1,212	$1,212	$—	$—	$—
Operating leases	2,923	951	1,526	275	171
Potential severance obligations (1)	5,048	254	1,287	—	3,507
Minimum royalty payments (2) (3)	450	50	100	100	200
Purchase commitments (4)	207	207	—	—	—
Total contractual cash obligations	$9,840	$2,674	$2,913	$375	$3,878

We expect to finance these contractual commitments from cash currently on hand and cash generated from operations.

(1) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances.  The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary.  These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies.  As of September 30, 2013, we accrued a total of $4.8 million for potential severance obligations to our Israeli employees of which approximately $3.4 million was funded.

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

Foreign Currency Risk
Our non-US dollar monetary assets and liabilities (net assets of approximately $0.5 million) in Israel at our DSIT subsidiary are exposed to fluctuations in exchange rates. In addition, our non-US dollar monetary assets and liabilities (net liability of approximately $0.5 million) in Australia at our GridSense subsidiary are also exposed to fluctuations in exchange rates. Our DSIT subsidiary enters into various hedging contracts which do not qualify as hedging instruments under accounting principles to try to mitigate its foreign currency exposure risks. GridSense does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its foreign currency exchange rate exposures.

Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, restricted deposits, trade receivables and unbilled revenue.  The counterparty to a significant portion of our cash and cash equivalents ($3.2 million) is in money markets of two major financial institutions while an additional $550,000 is in checking accounts at one of those major financial institutions. We do not believe there is significant risk of non-performance by these counterparties.   The counterparty to our restricted deposits ($0.8 million) and approximately $3.4 million of our cash and equivalents are two major Israeli banks. We do not believe there is significant risk of non-performance by these counterparties.  Approximately 76% ($3.4 million) of the trade accounts receivable at September 30, 2013 was due from six customers that pay over usual credit periods.  Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base. Approximately 63% ($3.9 million) of the balance in unbilled revenue at September 30, 2013 was due from three customers that have historically paid their trade receivables over usual credit periods.  Credit risk with respect to the balance of unbilled revenue is generally diversified due to the number of entities comprising our customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In the normal course of business, we are exposed to fluctuations in interest rates on our lines-of-credit ($1.1 million available) and term loan ($38,000 balance at September 30, 2013) to finance our operations in Israel. Such lines-of-credit and loan bear interest at interest rates that are linked to the Israeli prime rate (2.50% at September 30, 2013).

In addition, both GridSense and USSI have lines-of-credit ($1.0 million each) which bear interest at interest rates which are linked to the Prime Rate in effect (3.25% at September 30, 2013).

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

PART II

Item 1A

RISK FACTORS

GENERAL FACTORS

We expect that our earnings and revenues for the years ending December 31, 2013 and 2014 will be below the consensus expectations of the analysts that report on our stock.

In 2013, each of our companies experienced delays in anticipated orders, lower than planned sales volume or shipment of orders and, in the case of USSI, technical challenges that collectively and materially have negatively impacted and are expected to continue to negatively impact our financial performance for the near term. We anticipate that revenue and earnings performance for the years ending December 31, 2013 and 2014 will be materially below analyst consensus expectations.

We have a history of operating losses and have used increasing amounts of cash for operations and to fund our acquisitions and investments; we may need additional working capital to fund our operations in 2015 and beyond.

We have a history of operating losses, and have used significant amounts of cash to fund our operating activities over the years.  In 2010, 2011 and 2012, we had operating losses of $6.5 million, $8.0 million and $20.7 million, respectively.  Cash used in operating activities of continuing operations in 2010, 2011 and 2012 was $6.3 million, $7.8 million and $22.2 million, respectively. Our operating losses and cash used in operations were $25.2 million and $16.5 million, respectively, during the first nine months of 2013. Our operating losses for the first nine months of 2013 have already exceeded those of calendar year 2012 and we believe that our cash used in operations for calendar year 2013 may also exceed 2012 amounts.

We do not presently anticipate pursuing new acquisitions and investment opportunities, but we do expect to continue to support the financing needs of USSI and possibly our other subsidiaries.  Although we believe we have sufficient cash to fund our corporate headquarters activities and support all the working capital needs of USSI and other subsidiaries through the end of 2014, we may have to raise capital either through the issuance of debt, equity or the sale of one or more of our investments in order to provide sufficient working capital for 2015 and beyond. We do not know if such funds will be available if needed on terms that we consider acceptable.  We may have to limit or adjust our operating strategy in order to continue to pursue our corporate goals.

Goodwill and other intangible assets recorded in connection with our acquisitions is subject to impairment evaluations and as a result, we could be required to write off some or all of these intangibles, which may adversely affect our financial condition and results of operations.

In accordance with applicable accounting principles, goodwill is not amortized but is reviewed annually or more frequently for impairment and other intangibles are also reviewed if certain conditions exist. While we have not recorded an impairment of goodwill during the years ended December 31, 2012 or 2011, during the year ended December 31, 2010, we recorded a $5.0 million impairment of goodwill associated with our former Coreworx subsidiary following our decision to stop funding it and an impairment of $1.2 million associated with our GridSense segment. We also recorded an impairment charge of $1.1 million at OmniMetrix in the second quarter of 2013 due to the loss of a customer relationship and an impairment of goodwill ($1.9 million) and other intangibles ($3.7 million) at OmniMetrix in the third quarter of 2013. Any additional impairment of the value of recorded goodwill or other intangibles will result in an additional charge against earnings which could materially adversely affect our reported results of operations and financial position in future periods.

We may become involved in litigation filed on behalf of stockholders who believe that we or our management have failed to act in accordance with all applicable laws.

Stockholders may bring legal actions if they believe we or our management have acted in an unlawful manner. Recently, several law firms have issued press releases directed at our stock holders in order to attract prospective clients who may seek to bring such claims. We believe that both we and our officers and directors have followed all applicable laws with respect to the conduct of our business.

We do not expect to pay dividends on shares of our common stock for the foreseeable future. Investor may never obtain a return on their investment.

In October 2011, our Board of Directors adopted a dividend policy pursuant to which Acorn expected to pay quarterly dividends on our common stock. We suspended this policy after our March 2013 dividend payment and do not presently intend to pay dividends to our stockholders in the foreseeable future. We intend to reinvest earnings, if any, in the development and expansion of our business. Accordingly, our stockholders will need to rely on sales of their shares of common stock after price appreciation, which may never occur, in order to realize a return on their investment.

We depend on key management for the success of our businesses.

Our success is largely dependent on the skills, experience and efforts of our senior management team, including John Moore, Joseph Musanti, Jim Anderson, Benny Sela and Michael Barth.   The loss of the services of any of these key managers could materially harm our business, financial condition, future results and cash flow.  We do not maintain “key person” life insurance policies on any of these employees other than for our CEO, John A. Moore.  We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management if their services were no longer available.

We believe the ultimate success of USSI will depend on our ability to market successfully to the oil and gas sector, and thus we intend to recruit personnel with ties to and experience in that industry. There can be no assurance that we will be able to recruit such personnel or that the terms on which we may be able to do so will be favorable to us.

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

To the extent that our Vice President of External Relations engages in activities that constitute “lobbying” under federal, state, or local laws, we have to register him and possibly ourselves and one or more of our subsidiaries under such applicable laws.  We presently intend to limit our activities in a manner that will no longer require registration. In addition, some states have so-called procurement lobbying rules that require sales personnel who interact with governmental officials in certain sales activities to register as lobbyists as well. Lobbying laws typically require periodic financial and other reports to be timely made and prohibit some types of contributions, gifts and other expenditures by lobbyists and their affiliates. We intend to comply with such laws. Any failure to register or to comply with the applicable regulations could subject us, our employees and officers and directors to civil or criminal penalties.

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

New regulations related to conflict minerals may force us to incur additional expenses.

The SEC released final rules in August 2012 regarding mandatory disclosure by public companies of sourcing information related to their use of “conflict minerals” (tantalum, tin, tungsten and gold) originating in the Democratic Republic of Congo and adjoining countries. We are required to conduct specified due diligence activities for the 2013 calendar year, and provide our first report in May 2014. We have determined that conflict minerals are necessary for the functionality of many of our products, and are undertaking prescribed steps to determine their origin. We anticipate that fulfilling our compliance obligations with the rules will continue to be both time consuming and potentially costly. Although the exact amount cannot be determined at this time, commentators have suggested compliance could costs companies like ours as much as several hundreds of thousands of dollars per year. Although we anticipate that our costs will be substantially lower, we may also incur additional expenses related to any changes to our products we may decide are advisable based upon our due diligence findings, as well as increased supply costs as alternative supply sources may not be competitively priced.

We may not be able to successfully integrate companies which we may invest in or acquire in the future, which could materially and adversely affect our business, financial condition, future results and cash flow.

Part of our business model includes the acquisition of new companies either as new platform companies or complimentary companies for our subsidiaries. Although we do not presently foresee making such acquisitions in the near term, if we did so, any failure to effectively integrate any future acquisition's management into our controls, systems and procedures could materially adversely affect our business, results of operations and financial condition.

Our strategy is to continue to integrate any newly acquired companies and grow the businesses of all of our companies.  Integrating acquisitions is often costly, and we may not be able to successfully integrate acquired companies with existing operations without substantial costs, delays or other adverse operational or financial consequences.  Integrating acquired companies involves a number of risks that could materially and adversely affect our business, including:

•	failure of the acquired companies to achieve the results we expect;

•	inability to retain key personnel of the acquired companies;

•	dilution of existing stockholders;

•	potential disruption of our ongoing business activities and distraction of our management;

•	difficulties in retaining business relationships with suppliers and customers of the acquired companies;

•	difficulties in coordinating and integrating overall business strategies, sales and marketing, and research and development efforts; and

•	difficulties in establishing and maintaining uniform standards, controls, procedures and policies, including accounting controls and procedures.

In order to grow, one or more of our companies may decide to pursue growth through acquisitions, although we do not currently plan any significant acquisitions. Any significant acquisition by one or more of our operating companies could require substantial use of our capital and may require significant debt or equity financing.  We anticipate the need to closely manage our cash for the foreseeable future and cannot provide any assurance as to the availability or terms of any such financing or its effect on our liquidity and capital resources.

We incur substantial costs as a result of being a public company.

As a public company, we incur significant legal, accounting, and other expenses in connection with our reporting requirements. The Sarbanes-Oxley Act of 2002, Dodd-Frank Act and the rules subsequently implemented by the Securities and Exchange Commission ("SEC") and NASDAQ, have required changes in corporate governance practices of public companies.  These rules and regulations have already increased our legal and financial compliance costs and the amount of time and effort we devote to compliance activities.  We expect that as a result of continued compliance with these rules and regulations, we will continue to incur significant legal and financial compliance costs.  We regularly monitor and evaluate developments with respect to these new rules with our legal counsel, but we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. The conflict minerals reporting requirement discussed above is a direct consequence of our public status.

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

As part of our business operations, we maintain insurance both as a corporate risk management strategy and to satisfy the requirements of many of our contracts. Insurance products are impacted by market fluctuations and can become expensive and sometimes very difficult to obtain. There can be no assurance that we can secure all necessary or appropriate insurance at an affordable price for the required limits. Our failure to obtain such insurance could lead to uninsured losses that could have a material adverse effect on our results of operations or financial condition, or cause us to be out of compliance with our contractual obligations. Two of our subsidiaries, USSI and GridSense, do business in California, which is known to experience earthquake activity. Insurance coverage for earthquake-related damage is expensive and neither company presently maintains earthquake policies.

We may in the future be involved in product liability and product warranty claims relating to the products we manufacture and distribute that, if adversely determined, could adversely affect our financial condition, results of operations, and cash flows. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. While insurance can mitigate some of this risk, due to our current size and limited operating history, we have generally been unable to obtain product liability insurance with significant coverage limits. Our customers may not accept the terms we have been able to procure and seek to terminate our existing contracts or cease to do business with us.

Concentrations of credit risk.

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, restricted deposits, trade receivables and unbilled revenue.  The counterparty to a significant portion of our cash and cash equivalents ($3.2 million) is in money markets of two major financial institutions while an additional $550,000 is in checking accounts at one of those major financial institutions. We do not believe there is significant risk of non-performance by these counterparties.   The counterparty to our restricted deposits ($0.8 million) and approximately $3.4 million of our cash and equivalents are two major Israeli banks. We do not believe there is significant risk of non-performance by these counterparties.  Approximately 76% ($3.4 million) of the trade accounts receivable at September 30, 2013 was due from six customers that pay over usual credit periods.  Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base. Approximately 63% ($3.9 million) of the balance in unbilled revenue at September 30, 2013 was due from three customers that have historically paid their trade receivables over usual credit periods.  Credit risk with respect to the balance of unbilled revenue is generally diversified due to the number of entities comprising our customer base.

 Results from our past successful sales of subsidiary companies may not be repeated.

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

RISKS RELATED TO USSI

USSI has a limited operating history.

USSI was formed in November 2007 and has a limited operating history.  Most of its products are at the development stage and substantial time, effort and financial resources will be required to complete development of its products, fund the cost of customer evaluations and ramp up its production and sales infrastructure.  USSI’s operations are subject to all of the risks inherent in the establishment of a new business enterprise, especially one that is dependent on developing new products for the oil and gas industries.  The likelihood of USSI’s success should be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with establishing a new business such as uncertainty in product development, uncertainty in market acceptance of its products, competition, and changes in business strategy.  USSI has no assurance that it will be successful in its business activities.

 USSI has incurred net losses and may never achieve sustained profitability; it must immediately adopt cost savings measures to survive.

Since its inception, USSI has had annual operating losses. USSI expects to continue to have operating losses for the years ending December 31, 2013 and 2014 possibly beyond (depending on revenue levels) as a result of increased operating expenses required to resolve key technical issues primarily related to peripheral technology needed to field a full system such as high temperature/high pressure seals, downhole fiber optic connectors and downhole clamps. The time and effort required to qualify these peripheral components delayed our ability to ship trial products to customers and ultimately to field a commercial product, both of which have limited our ability to generate revenue in 2013. USSI can provide no assurance that it will ultimately generate sufficient revenues to allow it to become profitable, to sustain profitability or to have positive cash flows. We previously ramped up manufacturing capabilities and staff in anticipation of order volumes we expected would occur during the second half of 2013. Due to the issues described above, those expectations have not yet been realized. We are proactively monitoring operating expenses to ensure that they are in line with our current and expected near term activities and will make adjustments as necessary. We may also make strategic hires of additional personnel with experience in the oil and gas industry to assist with our penetration into this complex market.

USSI will need additional financing to grow its business and finance its operations.

In the period since Acorn's initial investment in November 2009 through December 2012, we invested $14.75 million directly in USSI. In 2013 through November 4, we invested another $7.0 million in USSI and have budgeted additional amounts for the remainder of 2013, such amounts are dependent on the timing of customer payments and the availability of USSI's line-of-credit. Although the term for the line-of-credit has technically expired, USSI and the bank are currently discussing a new bank facility which we expect to reflect an increase in USSI's line-of-credit. Assuming the credit facility is renewed, we have no assurance that USSI’s future capital needs will not exceed the amount of the credit line or the amounts Acorn' is able to provide to USSI, or that USSI will generate sufficient cash flow in the future to fund its operations in the absence of additional funding sources.  Furthermore, we may need to raise additional funds to fund USSI if revenues fail to meet or if costs exceed projections or to fund a rapid expansion to meet product demand, respond to competitive pressures or acquire complementary products, businesses or technologies.  If additional funds are raised through issuance of Acorn equity or debt convertible into Acorn equity this will dilute Acorn stockholders. If the funds are raised through the direct issuance of USSI equity or convertible debt securities to third parties, Acorn’s percentage ownership of USSI would be reduced.

In addition, should additional funds be needed, there can be no assurance that additional financing will be available on acceptable terms.  If funds are not available, or are not available on acceptable terms, USSI may not be able to fund its operations, make the investments needed to grow its business, respond to competitive pressures or take advantage of unanticipated acquisition opportunities.  Accordingly, this could materially and adversely affect USSI’s business, results of operations and financial condition.

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

USSI’s products require additional development and design; recent evaluation trials have shown us that the products will require additional customer evaluation and approval before we can expect commercial orders.

USSI’s products are in the development stage.  In addition, USSI’s products may require additional engineering and upgrades in conjunction with market developments as well as specific customer needs.  In connection with recent customer trials, USSI has experienced various design challenges that have negatively impacted product performance. Although feedback from several customers indicates that the data read from our sensors meets or exceeds our quality claims, several customers have requested improvements regarding the blocking of water from entering the fiber optic cable (primarily a solution to prevent a crack in the fiber optic cable from allowing water to penetrate the entire array), noise cancellation (a process to eliminate the impact of ambient noise on frac detection), improved clamping mechanisms to improve vector fidelity (the ability to identify the location of a fracture point with precision) and providing more reliable connections between array segments. We believe that we have provided or are close to achieving solutions responsive to each of these concerns, however, the need to resolve these technical issues has delayed product shipment beyond the time frame we had previously anticipated. In the interim, customers continue to rely on existing competing technology, primarily conventional retrievable downhole sensors. Where these systems are not capable of sustained performance (i.e., in high temperature, long-term deployments), well owners are simply foregoing monitoring. There can be no assurance that USSI will continue to be successful in developing and refining its products and future technological difficulties could adversely affect its business, results of operations and financial condition.

The announced “cook test” will be the first time our product has been deployed in a high temperature well and we may not have the same survivability or performance as experienced in our lab testing.

While we have conducted successful laboratory experiments exposing our sensors to high temperatures with no loss of performance, we cannot predict whether real well conditions will produce a different result and any loss of sustainability or performance could negatively impact the customer’s and other interested parties’ acceptance of our products.

USSI has not yet proved its ability to manufacture its products in commercial quantities.

In order to be successful, USSI's products must be manufactured in commercial quantities at an acceptable cost and must meet customer quality specifications.  We believe that USSI's space and manufacturing capabilities at its current facilities in Chatsworth, California are sufficient to handle a large increase in sales for the future.  USSI implemented an internal ISO 9001quality management system that has been certified by an independent, internationally recognized audit agency. Without such certification, USSI would not likely be able to become an approved production supplier to the major oil companies and oilfield service companies. USSI has increased its production staff and has developed proprietary automated manufacturing/assembly stations for its products. USSI has also implemented inventory control and tracking systems necessary to support larger scale production, but such systems have either not yet been fully tested or are not yet fully operational. Whether such systems and the personnel with the skills to effectively operate them can be put in place to meet customer orders on a timely and high quality basis can also not be determined.  Failure to do so could result in delays or failures in meeting customer demand, resulting in a loss of customer confidence and orders.  Such difficulties could materially and adversely affect the business, results of operations and financial condition of USSI.

USSI is dependent on suppliers who provide it with key components for some of its products.

USSI's products incorporate “state of the art” technologies. As such, in many cases there are a limited number of suppliers of key components. In particular, USSI currently relies on a single source for the supply of one of the basic circuit boards used in its high-end interrogators for some of its technologically advanced product offerings. USSI has licensed alternative interrogator technology that is much more advanced from Northrop Grumman that was initially developed for large-scale U.S. Navy fiber optic sonar applications and intends to field its own high performance interrogator before the end of 2013. Any development delays could materially and adversely affect USSI's business, results of operations and financial condition. Where possible, USSI attempts to develop secondary back-up suppliers for key components. USSI also relies upon a single supplier for the fiber optic cables used in its systems. Due to the increasing demand for fiber optic cables in the oil & gas industry, USSI is experiencing longer lead times in obtaining these cables for its products, which could delay future shipments. Therefore, USSI intends to develop and qualify a second source for these cables.

USSI’s targeted customers may be reluctant to try its alternative solution despite its increased performance and lower cost; we also face competition from suppliers of other solutions who may have superior resources.

Potential customers may elect to continue to use the existing expensive and less effective technologies given their familiarity of the existing products in the market.  Budget constraints at our customers may also limit the level of adoption even by customers who recognize the value of our solutions. The competition in USSI’s markets may have superior resources and marketing ability which could lead to potential customers selecting existing products or other new products over USSI’s solutions. While USSI continues to develop its products and invest in marketing efforts accordingly, there is no assurance that USSI’s products will be preferred in the market place relative to competitors with superior overall resources.  If the market place does not adopt USSI’s products as anticipated, USSI’s business, results of operations and financial condition could be materially and adversely affected.

Failure to accurately forecast costs of future fixed-priced contracts could reduce USSI’s margins.

USSI's current proof-of-concept projects which generally produce negative gross margins due to non-recurring engineering design costs ("NRE") associated with the proof-of-concept are expected to lead to follow-on projects on a fixed price basis. USSI has been following this strategy to ensure it retains ownership of all of the key intellectual property needed to field such systems. When working on a fixed-price basis, USSI expects to undertake to deliver solutions to a customer’s specifications or requirements for a particular project.  The profits from these projects are expected to primarily be determined by USSI’s success in correctly estimating and thereafter controlling project costs.  Costs may in fact vary substantially as a result of various factors, including underestimating costs, difficulties with new technologies and economic and other changes that may occur during the term of the contract.  If, for any reason, USSI’s costs are substantially higher than expected, USSI may incur losses on such fixed-price contracts.

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

Certain possible exports of products and technical data by USSI to DSIT in connection with the PAUSS project and related projects will require either an EAR or ITAR license and it cannot be determined at this time if licenses will issue at all, on a timely basis or on acceptable terms.

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

Limited Protection of Proprietary Technology; Risks of Infringement.

USSI’s success is heavily dependent upon its internally developed technology.  USSI has filed patents covering the specific use and novel inventions developed internally.  To further protect its proprietary rights, USSI relies on a combination of patent, trade secret, nondisclosure and other contractual restrictions.  As part of its confidentiality procedures, USSI enters into nondisclosure agreements with its employees, as well as select consultants and strategic partners and USSI limits access to, and distribution of, its designs and proprietary information.  Despite these efforts, USSI may be unable to effectively protect its proprietary rights.  In addition, the expense associated with the enforcement of USSI’s proprietary rights may be substantial.

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

A majority of DSIT’s sales are based on contracts or orders which are in U.S dollars or are in New Israeli Shekels (“NIS”) linked to the U.S. dollar.  At the same time, most of DSIT’s expenses are denominated in NIS (primarily labor costs) and are not linked to any foreign currency.  The net effect of a devaluation of the U.S. dollar relative to the NIS is that DSIT’s costs in dollar terms increases more than its revenues. DSIT enters into forward contracts to try to mitigate its exposures to exchange rate fluctuations; however, we can provide no assurance that such controls will be implemented successfully. In 2012 the NIS strengthened in relation to the U.S. dollar by 2.3%. In 2013 (through September 30), the NIS strengthened in relation to the U.S. dollar by 5.3%.

DSIT is substantially dependent on a small number of customers and the loss of one or more of these customers may cause revenues and cash flow to decline.

In 2012, approximately 70% of DSIT’s revenues were concentrated in two customers. These customers continued to make up a significant portion of DSIT’s revenues and cash flow for 2013. In 2013 (through September 30), two customers provided 47% of DSIT's revenues. Depending upon the size and timing of customer orders, DSIT generally has a concentration of revenues in a small number of customers. A significant reduction of future orders or delay in milestone payments from any of these customers could have a material adverse effect on the performance of DSIT.

DSIT is a project-based business which is dependent on large orders from customers who typically have long acquisition cycles.

DSIT is a project-based business which is dependent on large orders from customers who typically have long acquisition cycles. DSIT must constantly replace its pipeline of opportunities given what typically averages to at least an 18-month sales cycle.

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

Some of the projects DSIT performs require significant performance and/or bank guarantees. At September 30, 2013, DSIT had $2.6 million of performance and bank guarantees outstanding. In addition, as of September 30, 2013, DSIT had on deposit at two Israeli banks approximately $0.8 million collateralizing some of these guarantees. These deposits are restricted and, accordingly, DSIT cannot use these funds for operations until the guarantees which are being collateralized are released. At times, this can create cash flow difficulties which could have a material adverse effect on its operations.

In addition, DSIT may not always be able to supply such guarantees or restricted deposits without financial assistance from Acorn.  If Acorn needs to provide financial guarantees for DSIT, Acorn may not have sufficient funds available to it to meet its other corporate goals.

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

Some of DSIT's current and potential competitors have longer operating histories, significantly greater resources and broader name recognition than it does. As a result, these competitors may have greater credibility with DSIT's existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products which would allow them to respond more quickly to new or emerging technologies or changes in customer requirements. Effective July 1, 2013, Acorn entered into a new Stock Purchase Agreement with DSIT pursuant to which Acorn converted a prior loan of approximately $0.8 million into additional ordinary (common) shares of DSIT. At the closing of the Stock Purchase Agreement, Acorn also converted $2.8 million in advances and loans into DSIT's participating preferred stock and purchased an additional $0.8 million of participating preferred stock. In September 2013, Acorn informed DSIT that it would suspend payment of funds it committed to invest in DSIT over the remainder of 2013 and into 2014, such that DSIT will be dependent solely on its own cash sources to finance its activities. The Stock Purchase Agreement will need to be amended to reflect this decision. Acorn is unable to predict the terms of the amendment at this time.

DSIT has committed resources to enter the fiber optic security arena.

DSIT is currently investing significant amounts of capital in creating the infrastructure to support its entrance into the fiber optic security market. DSIT planned to do this in a joint development project with USSI. Because USSI has been focused on the opportunities in the oil and gas market, work on the joint DSIT-USSI project (known as PAUSS) has slowed. DSIT has determined to pursue this market on its own, but we have no assurance that it will successfully be able to develop or ultimately integrate these products into its portfolio and be able to commercialize the applications.

DSIT received a BIRD Foundation grant designated to cover 50% of the development costs of the project PAUSS project over a period of two years. Payment of the grant is dependent on continued progress being made in accordance with a contractually agreed upon time-line. Even if activity on development of PAUSS resumes its original pace, we anticipate that we may lose some or all of the remaining funds due to the delays.

RISKS RELATED TO GRIDSENSE

GridSense has incurred net losses and may never achieve sustained profitability.

GridSense incurred net losses for the years ended December 31, 2010, 2011 and 2012.  Through September 30, 2013, GridSense has had a net loss of $3.6 million. GridSense has reduced its level of losses in the third quarter of 2013 and we expect a continued reduction for the fourth quarter of 2013. While GridSense has a goal to be near break-even for 2014, we can provide no assurance that GridSense will generate sufficient revenues and cash flow to allow it to become cash neutral or eventually achieve or sustain profitability or to have positive cash flows. Although we do not plan to invest additional equity into GridSense, we loaned GridSense $750,000 in the third quarter of 2013 and anticipate making an additional short-term loan of approximately $300,000 to GridSense this week to offset a delay in the expected payment of a customer receivable. We believe the risk of default by the customer is low. We anticipate that all loan amounts would be repaid, subject to bank approval and assuming it is able to access funds under its bank credit line as discussed below, by year end. These loans are unsecured and subordinated to the bank providing a credit facility to GridSense.

GridSense may need additional financing to grow and finance its operations.

In 2012 and 2013, we invested $7.3 million in GridSense and GridSense signed a Loan and Security Agreement with a bank and received a $1.0 million line-of-credit. However, we expect that GridSense will continue to require working capital support during the balance of 2013 and possibly beyond to finance its operations as it works to grow its revenues (we have invested a total of $1.98 million exclusive of loans in 2013 in GridSense). GridSense's line-of-credit expired on November 1, 2013. The bank has extended the expiration date of the line-of-credit for three months and GridSense is continuing to negotiate with the bank regarding the terms of a longer extension of the line-of-credit. We have no assurance whether and to what extent GridSense will have access to the entire $1.0 million facility as the availability is subject to a calculated borrowing base as well as certain financial and other covenants or if the bank will extend the facility past its expiration in three months.

Additional support to GridSense may be in the form of an additional or expanded bank line, new investment by others, additional loans by Acorn, or a combination of the above. We have no assurance that such additional support will be available in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional investment from Acorn may be limited by the investment and working capital needs of our corporate activities and other operating companies, in particular USSI to whom we intend to concentrate deployment of our financial resources for the foreseeable future.

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

GridSense is currently recording a significant portion of its revenue from sales generated in Australia (approximately 30% for the nine months ended September 30, 2013, more than 45% in both 2011 and 2012 and more than 60% for the 2010 calendar year).  GridSense believes that growth and profitability will require additional expansion of sales in other markets, most notably the North American market.  To the extent that GridSense is unable to expand sales into other markets in a timely and cost-effective manner, its business, operating results and financial condition could be materially adversely affected.  In addition, even with the successful recruitment of additional personnel and international resellers, there can be no assurance that GridSense will be successful in maintaining or increasing international market demand for its products.

Exchange rate fluctuations could increase the cost of GridSense’s Australian operations.

GridSense has operations in both the U.S. and Australia. Its Australian operations are subject to the volatility of the Australian dollar vis-à-vis the U.S. dollar (in 2013 (through September 30), the U.S. dollar strengthened by 10.4%, in 2012, the Australian dollar strengthened by 2.2%, in 2011 the Australian dollar was virtually unchanged vis-a-vis the U.S. dollar while in 2010, the Australian dollar strengthened by 13.3%).  While risks are somewhat mitigated by the fact that GridSense’s Australian operation’s sales and expenses are primarily denominated in Australian dollars, currency fluctuations may impact the translation of certain balance sheet items, affect the economics of manufacturing and ultimately affect its financial performance. During 2012, GridSense transferred substantially all of its production lines to the U.S. in order to minimize costs in Australian dollars. GridSense does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its foreign currency exchange rate exposures.

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

GridSense is currently in the process of developing Grid InSiteTM .This product allows customers to monitor their networks on a system hosted by GridSense. While development costs expended to date are in line with expectations, we have no assurance that the final Grid InSiteTM product will be completed within the expected time frame or budget currently anticipated. We further have no assurance that following the development of Grid InSiteTM, that GridSense will successfully be able to integrate it into its portfolio of products and be able to commercialize the applications. Furthermore, Grid InSiteTM may require different organizational skillset and resources to penetrate the market. In contrast to GridSense's traditional way of selling hardware and equipment, Grid InSiteTM may give the company an opportunity to sell services and generate recurring revenue streams over time.  This model may require upfront investment by the company which will be recovered through subscription revenue collected overtime. As with any new product introduction there is always a risk in pace of adoption by customers.  Grid InSiteTM represents a new and unconventional way to sell to utilities. While the GridSense believes that there is a market for hosted software solutions it is unknown how utilities will accept this new method of procuring services.

GridSense has limited protection of its intellectual technology.

GridSense invests significant resources in product development and research in order to maintain its competitiveness in the marketplace. Keeping proprietary information safe from unauthorized use or disclosure is therefore an important objective. In order to protect its proprietary know-how and technology, GridSense uses a combination of patents, trade secrets, contracts, copyrights and trademarks. GridSense owns three U.S. patents and has one patent application pending in the U.S. In addition, GridSense owns one patent in Canada. Some of GridSense's know-how and technology may not be patentable. To protect its rights, GridSense requires employees, as well as select consultants, advisors and collaborators to enter into confidentiality agreements. While these agreements will provide some level of protection, they cannot provide absolute assurance that GridSense's trade secrets, know-how or other proprietary information are fully safeguarded. Whenever intellectual property is developed internally or acquired, GridSense will evaluate and determine the optimal mix of controls to protect itself.

RISKS RELATED TO OMNIMETRIX

OmniMetrix has incurred net losses since our acquisition and may never achieve sustained profitability.

OmniMetrix incurred a net loss of $2.6 million in 2012 since our acquisition of it in February 2012 and used $2.2 million of cash in its operations from such time through the end of 2012. OmniMetrix incurred a net loss of $10.8 million (including non-cash impairments of $6.7 million and a restructuring charge of $0.7 million) through September 30, 2013 and used $3.4 million of cash in its operations during the first nine months of 2013.  We believe that OmniMetrix will continue to report losses and have negative cash from operations for the remainder of 2013. We can provide no assurance that OmniMetrix will be able to generate sufficient revenues and cash flow to allow it to become profitable or to eventually sustain profitability or to have positive cash flows.

OmniMetrix’s future is dependent on our ability to successfully integrate its operations with GridSense and execute an effective restructuring plan.

We are currently developing a restructuring plan to align OmniMetrix expenses with revenue. We continue to believe that we offer an excellent product and that a significant market exists for our monitoring services. Nonetheless, we believe that its high margin recurring revenue feature, coupled with GridSense’s historically larger but uneven sales volume, can produce a machine-to-machine (M2M) asset that could ultimately increase shareholder value in the future while costing Acorn very little cash going forward. While there can be no assurance that this plan will be successful, we believe that the joint management of GridSense and OmniMetrix will help identify and monetize synergies when the two companies’ operations are more fully integrated.

OmniMetrix current business model is predicated on the penetration rate of its PG monitoring units into the PG market.

OmniMetrix currently provides its PG monitoring units at minimal or no costs to certain customers in order to accelerate the penetration rate. Accordingly, it does not cover its hardware costs on these units and depends on these customers maintaining their monitoring service connections to fund the company's future working capital needs. This business model has not yet been proven to be sustainable. If the pace of the demand for these PG units is below our expectations, the service monitoring revenue received from these units may not be enough to cover the fixed expenses of the company.

An increase in customer terminations would negatively affect our business by reducing OmniMetrix revenue or requiring us to spend more money to grow our customer base.

Non-renewals or other monitoring service terminations could increase in the future due to customer dissatisfaction with our products and services, increased competition from other providers or alternative technologies. If we have an increase in our nonrenewal rate, we will have to acquire new customers on an ongoing basis just to maintain our existing level of customers and revenues. As a result, marketing expenditures are an ongoing requirement of our business. We incur significant costs to acquire new customers, and those costs are an important factor in determining our net profitability. Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers, our revenue could decrease and our operating results could be affected.

OmniMetrix is a relatively small company with limited resources compared to some of its current and potential competitors, which may hinder its ability to compete effectively.

Some of OmniMetrix's current and potential competitors have significantly greater resources and broader name recognition than it does. As a result, these competitors may have greater credibility with OmniMetrix's existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products which would allow them to respond more quickly to new or emerging technologies or changes in customer requirements. In particular at the present time we are facing significant competition from generator manufacturers who offer their own monitoring solutions.

OmniMetrix may not be able to access sufficient capital to support growth.

Since our acquisition of OmniMetrix in February 2012, we invested in or lent them approximately $5.7 million to support its growth and working capital needs. OmniMetrix has been dependent on Acorn's ability and willingness to provide funding to support its business and growth strategy. We anticipate that we will invest up to $0.8 million into OmniMetrix during the balance of 2013. Thereafter, we have budgeted for OmniMetrix operations (together with the operations from GridSense) to become cash flow neutral as it completes its restructuring and integration with GridSense. If that does not occur, whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined.

Additional support to OmniMetrix may be in the form of a bank line, new investment by others, additional loans by Acorn, or a combination of the above. OmniMetrix was not successful in recent negotiations with commercial banks for a credit facility and we otherwise have no assurance that additional support will be available in sufficient amounts, in a timely manner and on acceptable terms.  The availability and amount of any additional funding from Acorn may be limited by the working capital needs of our corporate activities and other operating companies.

OmniMetrix must realign overhead with expected revenue.

We are currently implementing a plan to align OmniMetrix’s operating expenses with revenues, but whether and to what extent such alignment can be achieved has not yet been determined. There can be no assurance that our restructuring efforts will be successful or that we will have sufficient funds to sustain OmniMetrix if they are not in view of our decision to focus our resources at USSI.

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

OmniMetrix's ability to deliver its products to its customers on a timely basis is dependent on the production processes of its selected subcontractor. Financial or production difficulties at such subcontractor could have a negative impact on OmniMetrix's ability to deliver its products timely and cause a loss of customer confidence.  Although more than one subcontractor is qualified to produce OmniMetrix components, OmniMetrix may not be able to successfully make a change in a timely manner or on acceptable terms. Any difficulties OmniMetrix encounters as a result of its reliance on this subcontractor could have a material adverse effect on its operations and financial condition.

ITEM 6.	EXHIBITS.

10.1
Amendment to the employment agreement of the Registrant's DSIT Solutions Ltd. subsidiary with Benny Sela, dated July 1, 2013 (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.2
DSIT Solutions Ltd. 2006 Key Employee Share Option Plan, as amended on July 1, 2013 (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.3
Form of Stock Option Agreement with employees under DSIT Solutions Ltd. 2006 Key Employee Share Option Plan, as amended on July 1, 2013 (incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

#10.4*	Consulting Agreement between the Registrant and Richard Rimer, effective as of August 1, 2013.

#10.5	Separation Agreement between the Registrant's OmniMetrix, LLC subsidiary and Deena P. Redding, dated August 29, 2013.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1
The following financial statements from Acorn Energy's Form 10-Q for the quarter ended September 30, 2013, filed on November 12, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Dated: November 12, 2013

By: /s/ MICHAEL BARTH
Michael Barth
Chief Financial Officer