Form 10-Q
period 2014-03-31
ACORN ENERGY, INC.
filed 2014-05-12
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common Stock, $0.01 par value per share	22,189,877

ACORN ENERGY, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended March 31, 2014

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

PART I

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31, 2013	As of March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$17,279	$12,831
Restricted deposit	306	281
Accounts receivable, net	5,710	4,325
Unbilled revenue	6,421	5,807
Inventory, net	4,540	4,985
Other current assets	1,695	1,824
Total current assets	35,951	30,053
Property and equipment, net	2,432	2,598
Severance assets	3,539	3,555
Restricted deposit	—	540
Intangible assets, net	3,735	3,645
Goodwill	4,429	4,486
Other assets	870	766
Total assets	$50,956	$45,643
LIABILITIES AND EQUITY
Current liabilities:
Short-term bank credit	$2,303	$2,515
Accounts payable	3,086	2,544
Accrued payroll, payroll taxes and social benefits	2,527	2,284
Deferred revenue	2,764	2,906
Other current liabilities	3,191	2,427
Total current liabilities	13,871	12,676
Long-term liabilities:
Accrued severance	4,973	4,991
Other long-term liabilities	600	619
Total long-term liabilities	5,573	5,610
Commitments and contingencies
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 30,000,000 shares; Issued –22,957,859 and 22,991,797 shares at December 31, 2013 and March 31, 2014, respectively	229	229
Additional paid-in capital	93,943	94,253
Warrants	526	526
Accumulated deficit	(59,447)	(63,751)
Treasury stock, at cost – 801,920 shares at December 31, 2013 and March 31, 2014	(3,036)	(3,036)
Accumulated other comprehensive income	184	264
Total Acorn Energy, Inc. shareholders’ equity	32,399	28,485
Non-controlling interests	(887)	(1,128)
Total equity	31,512	27,357
Total liabilities and equity	$50,956	$45,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended March 31,
	2013	2014
Revenues:
Projects	$3,582	$2,792
Products	1,707	1,203
Services	427	459
Total revenues	5,716	4,454
Cost of sales:
Projects	2,449	2,148
Products	1,039	951
Services	103	113
Total cost of sales	3,591	3,212
Gross profit	2,125	1,242
Operating expenses:
Research and development expenses, net of credits	2,001	1,650
Selling, general and administrative expenses	5,256	4,142
Total operating expenses	7,257	5,792
Operating loss	(5,132)	(4,550)
Finance income (expense), net	14	(80)
Loss before income taxes	(5,118)	(4,630)
Income tax benefit (expense), net	(69)	55
Net loss	(5,187)	(4,575)
Net loss attributable to non-controlling interests	212	271
Net loss attributable to Acorn Energy, Inc. shareholders	$(4,975)	$(4,304)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders	$(0.28)	$(0.19)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	18,077	22,171

Dividends declared per common share	$0.035	$0.000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Three months ended March 31,
	2013	2014

Net loss attributable to Acorn Energy, Inc. shareholders	$(4,975)	$(4,304)
Other comprehensive income (loss):
Foreign currency translation adjustments	(48)	78
Comprehensive loss	(5,023)	(4,226)
Comprehensive income attributable to non-controlling interests	10	2
Comprehensive loss attributable to Acorn Energy, Inc. shareholders	(5,013)	(4,224)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock		Additional Paid-In Capital		Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Acorn Energy, Inc. Shareholders’ Equity	Non-controlling interests	Total Equity
As of December 31, 2013	22,958	$229		$93,943		$526	$(59,447)	$(3,036)	$184	$32,399	$(887)	$31,512
Net loss	—	—		—		—	(4,304)	—	—	(4,304)	(271)	(4,575)
Differences from translation of subsidiaries’ financial statements	—	—		—		—	—	—	80	80	(2)	78
Stock option compensation	—	—		310		—	—	—	—	310	—	310
Stock option compensation of subsidiaries	—	—		—		—	—	—	—	—	32	32
Exercise of options	34	—	*	—	*	—	—	—	—	—	—	—
Balances as of March 31, 2014	22,992	$229		$94,253		$526	$(63,751)	$(3,036)	$264	$28,485	$(1,128)	$27,357

* Less than $1

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Three months ended March 31,
	2013	2014
Cash flows used in operating activities:
Net loss	(5,187)	(4,575)
Adjustments to reconcile net loss to net cash provided by operating activities (see Schedule A)	453	794
Net cash used in operating activities	(4,734)	(3,781)
Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	(861)	(340)
Restricted deposits	(53)	(590)
Release of restricted deposits	132	74
Amounts funded for severance assets	(73)	(33)
Net cash used in investing activities	(855)	(889)
Cash flows provided by (used in) financing activities:
Short-term bank credit, net	158	212
Repayments of long-term debt	(38)	—
Dividends paid	(517)	—
Net cash provided by (used in) financing activities	(397)	212

Effect of exchange rate changes on cash and cash equivalents	2	10

Net decrease in cash and cash equivalents	(5,984)	(4,448)
Cash and cash equivalents at the beginning of the period	26,147	17,279
Cash and cash equivalents at the end of the period	$20,163	$12,831

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

		Three months ended March 31,
		2013	2014
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Depreciation and amortization	$379	$275
	Inventory write-off	—	80
	Increase in accrued severance	98	39
	Stock-based compensation	281	342
	Deferred taxes	(34)	(57)
	Other	12	(3)
	Change in operating assets and liabilities:
	Decrease in accounts receivable, unbilled revenue, other current and other assets	1,730	2,035
	Increase in inventory	(255)	(518)
	Decrease in accounts payable, accrued payroll, payroll taxes and social benefits, deferred revenues, other current liabilities and other liabilities	(1,758)	(1,399)
		453	794
B.	Non-cash investing and financing activities:
	Value of shares issued under dividend reinvestment plan	$117

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. All dollar amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.
Certain reclassifications have been made to the Company's condensed consolidated financial statements for the three month period ended March 31, 2013 to conform to the current period's condensed consolidated financial statement presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2—RECENT AUTHORITATIVE GUIDANCE

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, that are of material significance, or have potential material significance, to the Company.

NOTE 3— INVESTMENTS

Investment in US Seismic Systems®, Inc. ("USSI®")

                The Company currently owns approximately 95.7% of USSI on an as converted basis (which amount would be diluted to approximately 88.4% if all options which could be awarded under USSI's 2012 Stock Purchase Plan were awarded and exercised). Through December 31, 2013, the Company invested $7,584 in USSI common shares (of which $5,355 was in cash and $2,229 was in Acorn common shares) and an additional $16,750 in USSI Preferred Stock. In addition, in 2013, the Company advanced USSI $1,355 in contemplation of a new investment agreement. During the first quarter of 2014, the Company advanced an additional $2,100 to USSI in contemplation of a new investment agreement.

NOTE 4— RESTRUCTURING AND RELATED CHARGES

(a) GridSense®
During the second quarter of 2013, following a change in its management, the Company's GridSense segment made a decision to restructure operations in both its USA and Australian entities. This action was taken primarily in order to improve efficiency based on GridSense's revenue mix and skills mix. Accordingly, GridSense recorded a restructuring charge of $302 related to employee severance and termination benefits and additional restructuring charges of $292. At December 31, 2013, $63 of the employee severance and termination benefits charge remained unpaid. During the three months ended March 31, 2014, GridSense made no additional payments. The $63 of remaining accrued restructuring charge is expected to be paid in full by December 31, 2014. The balance is included in Other current liabilities in the Company's condensed consolidated balance sheets.

(b) OmniMetrixTM

During the third quarter of 2013, OmniMetrix restructured its operations to better align expenses with revenues following a change in management. The restructuring involved employee severance and termination benefits ($178) as well as a charge for a significant reduction in the utilization of its leased facility in Buford, Georgia ($202 ), and a write-down of a majority of the remaining book value of leasehold improvements associated with the leased facility ($415). At December 31, 2013, $45 of the employee severance and termination benefits charge and $194 of the lease payments associated with the reduced utilization of the leased facility in Buford, Georgia remained unpaid.
The following table presents activity during the three months ended March 31, 2014 related to OmniMetrix's restructuring:

	Employee severance and termination benefits	Facilities	Total
Balance at December 31, 2013	$45	$194	$239
Provision	—	—	—
Cash payments	(39)	(7)	(46)
Non-cash settlements	—	—	—
Balance at March 31, 2014	$6	$187	$193

The total remaining accrued restructuring balance of $193 is expected to be paid in full by December 31, 2019 and is included in Other current liabilities ($35) and Other liabilities ($158) in the Company's condensed consolidated balance sheets.

NOTE 5—NON-CONTROLLING INTERESTS

The composition of the net loss attributable to non-controlling interests (“NCI”) is as follows:

	Three months ended March 31,
	2013	2014
Net income (loss) attributable to NCI in DSIT	$21	$(25)
Net loss attributable to NCI in USSI	(233)	(246)
Net loss attributable to NCI	$(212)	$(271)

NOTE 6—INVENTORY, NET

The composition of inventory is as follows:

	As of December 31, 2013	As of March 31, 2014
Raw materials	$2,771	$3,615
Work-in-process	506	223
Finished goods	1,263	1,147
	$4,540	$4,985

At December 31, 2013 and March 31, 2014, the Company's inventory reserve was $1,139 and $1,219, respectively.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

(a) Goodwill

The changes in the carrying amounts of goodwill by segment from December 31, 2013 to March 31, 2014 were as follows:

	Energy & Security Sonar Solutions segment	GridSense segment	Oil & Gas Sensor systems segment	Total
Balance as of December 31, 2013	$581	$2,446	$1,402	$4,429
Translation adjustment	(3)	60	—	57
Balance as of March 31, 2014	$578	$2,506	$1,402	$4,486

(b) Intangibles

The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2013 to March 31, 2014 were as follows:

	Energy & Security Sonar Solutions segment		GridSense segment		Oil & Gas Sensor systems segment
	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Total
Balance as of December 31, 2013	$572	$(482)	$2,271	$(811)	$2,715	$(530)	$3,735
Amortization	—	(20)	—	(50)	—	(38)	(108)
Translation adjustment	(2)	—	35	(15)	—	—	18
Balance as of March 31, 2014	$570	$(502)	$2,306	$(876)	$2,715	$(568)	$3,645
Weighted average estimated useful lives in years	6.0		11.1		20.0

*    Accumulated amortization

The composition of intangibles in each of the Company's segments are as follows:

Segment	Type of Intangible
Energy & Security Sonar Solutions	Naval technologies
GridSense	Software, customer relationships and trade name
USSI	Sensor technologies and license

     Amortization expense for the three months ended March 31, 2013 and 2014 amounted to $261 and $108, respectively. Amortization expense with respect to intangible assets is estimated to be $414, $353, $353, $353 and $347 for each of the years ending March 31, 2015 through 2019.

NOTE 8—EQUITY

(a)	Acorn Stock Options

A summary of stock option activity for the three months ended March 31, 2014 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,401,658	$5.49
Granted	150,988	$4.03
Exercised	(33,938)	$2.51
Forfeited or expired	(76,062)	$2.51
Outstanding at March 31, 2014	1,442,646	$5.57	4.7 years	$52
Exercisable at March 31, 2014	997,873	$5.41	3.7 years	$52

During 2014, 33,938 options were exercised and 76,062 options were forfeited in connection with the “net exercise” of 110,000 options. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee, but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. The 110,000 options which were exercised under this method had a weighted average exercise price exercise price of $2.51.

The fair value of the options granted ($2.69 during the three months ended March 31, 2014) was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.7%
Expected term of options	8.3 years
Expected annual volatility	62%
Expected dividend yield	—%

(b)	Stock-based Compensation Expense

Stock-based compensation expense included in the Company’s Condensed Statements of Operations for the three month period ended March 31, 2013 and 2014 was as follows:

	Three months ended March 31,
	2013	2014
Research and development expenses, net of credits	$10	$10
Selling, general and administrative expenses	271	332
Total stock-based compensation expense	$281	$342

(c)	Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance.  A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2013	285,281	$3.18
Granted	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2014	285,281	$3.18	4.3 years

NOTE 9—FAIR VALUE MEASUREMENTS

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at March 31, 2014
	Level 1	Level 2	Level 3	Total
Restricted deposits – current and non-current	$821	$—	$—	$821
Total	$821	$—	$—	$821

	As at December 31, 2013
	Level 1	Level 2	Level 3	Total
Restricted deposits – current and non-current	$306	$—	$—	$306
Total	$306	$—	$—	$306

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

(3)
The Company’s Oil and Gas Sensor Systems segment's focus is to develop and produce fiber optic sensing systems for the energy and security markets.  These activities are performed through the Company's USSI subsidiary.

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

	Energy & Security Sonar Solutions	GridSense	Oil & Gas Sensor Systems	Power Generation Monitoring	Other	Total
Three months ended March 31, 2014
Revenues from external customers	2,515	963	—	508	468	4,454
Intersegment revenues	—	—	—	—	—	—
Segment gross profit (loss)	686	185	(188)	312	247	1,242
Depreciation and amortization	71	65	108	17	14	275
Stock compensation expense	—	—	32	—	—	32
Segment net income (loss) before income taxes	(208)	(973)	(1,956)	(403)	(21)	(3,561)

Three months ended March 31, 2013
Revenues from external customers	3,046	1,543	325	396	406	5,716
Intersegment revenues	—	—	39	—	—	39
Segment gross profit (loss)	1,222	661	(168)	236	174	2,125
Depreciation and amortization	57	104	84	88	40	373
Stock compensation expense	—	—	34	—	—	34
Segment net income (loss) before income taxes	252	(1,147)	(1,851)	(829)	(151)	(3,726)

Reconciliation of Segment Income (Loss) to Consolidated Net Loss Before Income Taxes

	Three months ended March 31,
	2013	2014
Total net loss before income taxes for reportable segments	$(3,575)	$(3,540)
Other operational segment net income (loss) before income taxes	(151)	(21)
Total segment net loss before income taxes	(3,726)	(3,561)
Unallocated cost of corporate headquarters*	(1,392)	(1,043)
Unallocated cost of DSIT headquarters	—	(26)
Consolidated loss before income taxes	$(5,118)	$(4,630)

* Includes stock compensation expense of $247 and $310 for the three month periods ended March 31, 2013 and 2014, respectively.

NOTE 11 — SUBSEQUENT EVENTS

Loan to Channel Partner
In April 2014, the Company lent a channel partner (“CP”) active in sourcing trials for USSI’s products $300 under a secured promissory note ("the Note"). The loan bears interest at 8%. Under the Note, CP may request an additional loan of $340 on or after May 1, 2014. On May 1, 2014, the Company lent CP an additional $220. CP granted the Company, as security for the loans made pursuant to the Note, a first, secured lien on all of CP's receivables from customer accounts and all intellectual property used in its business. The loan and any accrued and unpaid interest is due and payable not later than the earlier of (i) the date CP collects customer receivables in the amount of the then-outstanding principal amount, or (ii) June 30, 2014.

ACORN ENERGY, INC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013.

FINANCIAL RESULTS BY COMPANY
The following table shows, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies.

	Three months ended March 31, 2014
	DSIT	OmniMetrix	GridSense	USSI	Acorn	Total
Revenues	$2,850	$641	$963	$—	$—	$4,454
Cost of Sales	2,014	232	778	188	—	3,212
Gross profit	836	409	185	(188)	—	1,242
Gross profit margin	29%	64%	19%			28%
R& D expenses, net of credits	260	131	336	923	—	1,650
Selling, general and administrative expenses	783	704	788	824	1,043	4,142
Operating loss	$(207)	$(426)	$(939)	$(1,935)	$(1,043)	$(4,550)

	Three months ended March 31, 2013
	DSIT	OmniMetrix	GridSense	USSI	Acorn	Total
Revenues	$3,315	$533	$1,543	$325	$—	$5,716
Cost of Sales	2,011	205	882	493	—	3,591
Gross profit	1,304	328	661	(168)	—	2,125
Gross profit margin	39%	62%	43%	(52)%		37%
R& D expenses, net of credits	271	120	712	898	—	2,001
Selling, general and administrative expenses	836	1,151	1,096	781	1,392	5,256
Operating income (loss)	$197	$(943)	$(1,147)	$(1,847)	$(1,392)	$(5,132)
BACKLOG
As of March 31, 2014, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

DSIT Solutions	$11.8
GridSense	2.7
OmniMetrix	1.7
USSI	2.5
Total	$18.7

RECENT DEVELOPMENTS

USSI
To date in 2014, USSI has concentrated its efforts on field trials for its tools in order to develop, test and refine solutions that address various concerns previously raised by our customers (such as water block, noise cancellation and field ruggedness), as well as to demonstrate our sensors’ performance and obtain data that we can use to interest new customers. We are currently participating in an on-going permanent monitoring project and completed a five-day trial in the diatomite fields. In both cases, initial reports regarding the data collected by our arrays has been very promising and we are exploring opportunities for continued deployments in additional shallow wells.
Our path to commercialization is also focused on fracking opportunities in deeper wells. USSI was recently invited by a channel partner to participate in a live frac job and in early May, one of our multi-level fiber optic arrays was deployed to a depth of over 10,000 feet at a customer’s working well. The sensors reportedly began producing data that impressed both our channel partner and the customer. However, some of the sensors stopped communicating as the depth increased and the tool was retrieved, on-site repairs were made due to a faulty connector and the tool redeployed. When redeployed nearly all the sensors eventually ceased to communicate and we pulled the array out of the well so as not to interrupt the customer’s schedule. This was USSI's first opportunity to test its arrays in an operating well at substantial depth and we believe we will learn critical information about our product as the USSI team conducts a detailed examination of the array back at the lab over the next few weeks.
The path to commercialization has not been as rapid or linear as we originally anticipated. The harsh realities of the oilfield, together with our customers’ evolving schedules and requirements, have resulted in delays and increased costs. Our plan at this time is to diagnose and remedy any issues coming out of this deep-well deployment, apply that knowledge to the supermajor order as we work on completing it and engage with potential partners and others who may be able to bring both additional oil field expertise and capital to USSI

Loan to Channel Partner
In April 2014, the Company lent a channel partner (“CP”) active in sourcing trials for USSI’s products $300,000 under a secured promissory note ("the Note"). The loan bears interest at 8%. Under the Note, CP may request an additional loan of $340,000 on or after May 1, 2014. On May 1, 2014, the Company lent CP an additional $220,000. CP granted the Company, as security for the loans made pursuant to the Note, a first, secured lien on all of CP's receivables from customer accounts and all intellectual property used in its business. The loan and any accrued and unpaid interest is due and payable not later than the earlier of (i) the date CP collects customer receivables in the amount of the then-outstanding principal amount, or (ii) June 30, 2014.

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

Through our majority or wholly-owned operating subsidiaries, we provide the following services and products:

·    Oil and Gas Sensor Systems.   These products and services are provided by our US Seismic Systems, Inc. subsidiary ("USSI") which develops and produces “state of the art” fiber optic sensing systems for the energy, commercial security and defense markets.

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

·    Power Generation (PG) Monitoring. These products and services are provided by our OmniMetrix, LLC (“OmniMetrix”) subsidiary. OmniMetrix's PG products and services deliver critical, real-time machine information to customers and provide remote diagnostics that give users real-time visibility of their equipment.

During 2014, each of the four abovementioned activities represents a reportable segment. Each of our reportable operating segments is deemed to be a reporting unit for goodwill impairment. We review our goodwill for impairment annually at the reporting unit level in the fourth quarter of each fiscal year and analyze whether any indicators of impairment for goodwill and intangibles exist each quarter. Should certain assumptions used in the development of the fair values of our reporting units change in the coming quarters, we may be required to recognize future goodwill impairment. In addition, our “Other” segment represents IT and consulting activities at our DSIT subsidiary as well as Cathodic Protection activities in our OmniMetrix subsidiary.
The following analysis should be read together with the segment information provided in Note 10 to the interim unaudited condensed consolidated financial statements included in this quarterly report.

USSI

USSI's primary focus is on developing and producing “state of the art” fiber optic sensing systems for the energy market. The primary product lines for which USSI is currently developing products include downhole fiber optic sensor systems for hydrofrac monitoring used in unconventional oil and gas exploration and recovery, and 4D seismic reservoir monitoring systems. We believe that the only way to improve understanding of the subsurface is via seismic monitoring with sensors specifically designed to detect and locate microseismic events. We believe that the market for advanced seismic monitoring is sizable.

USSI targets its products into the oilfield geophysics market and its potential customers are primarily the oilfield service companies. To date, we have not sold a product for commercial deployment, as all of our sales have been for trials or pilot projects. We did provide a channel partner with a demonstration product to use in a live frac job in the second quarter (see Recent Developments). We are currently focused on completing what we believe are the final steps toward having a commercial product that we hope will lead to reference customers. As a result of several recent customer trials, USSI believes that its products may be of particular interest to those oilfield services companies supporting hydro-fracking in high temperature fields who further desire the ability to deploy and retract sensing devices in addition to those seeking to permanently embed them in their customers’ wells. A custom deployment system is required to deliver our arrays into deep wells.  We are developing a prototype system for our supermajor project. USSI’s products are also designed for mid and low temperature deployments as well. In addition, we are exploring opportunities for deployments in shallow applications such as diatomite fields.

In connection with some of the trials and pilot projects referred to above, USSI has experienced various design and deployment challenges that resulted in components of the array being damaged due to improper handling during either shipping or during installation into a well. USSI has taken the position that mishandling will sometimes occur in the oilfield and has implemented design improvements to make it less susceptible to damage when mishandling occurs. Although feedback from several customers indicates that the data from our sensors meets or exceeds our specifications, several customers have requested improvements regarding water blocking (primarily a solution to prevent a crack in the fiber optic cable from allowing water to penetrate the entire array), noise cancellation (a process to eliminate the impact of ambient noise on frac detection), improved clamping mechanisms to improve vector fidelity (the ability to identify the location of a fracture point with precision) and more reliable seals and connections between array segments. We believe that we have provided or are close to achieving solutions responsive to each of these concerns, but the time involved in resolving these technical issues has delayed our ability to ship product beyond what we had previously anticipated. We are also working to resolve issues as they arise in field trials (see Recent Developments). In the interim, customers continue to rely on existing competing technology, primarily conventional retrievable downhole sensors. Where these systems are not capable of sustained performance (i.e., in high temperature, long-term deployments), well owners are simply foregoing monitoring. During 2013, we ramped up USSI’s manufacturing capabilities and head count in anticipation of order volumes which have not yet materialized and we now do not anticipate significant array sales until at least the end of 2014; it therefore may be necessary to realign expenses at USSI with the scope of current and near-term revenues. We continue to closely monitor expenses to ensure they remain in line with current and projected activities. In addition, we are actively engaging with potential partners and others who may be able to bring both oil field expertise and capital to USSI (see Recent Developments).

Our path toward full-scale production and, we believe, ultimate profitability, involves our successfully following four key steps:

•
Prove that our tool works. Customer feedback from the trials to date tell us that our data is excellent and that we meet or exceed our own published specs, i.e., the tool works. We are now in the process of proving that our systems can be reliably deployed and used in deep, hot wells in order to position ourselves to fulfill commercial-level sales;

•
Confirm through further testing that the data we collect has economic value to our target customers. We are doing this via field trials with producers and the oilfield services companies that support them. To date, these customers have informed us that our systems provide them with data that is superior to what they are currently using. We believe that superior data will provide them with an economic advantage;

•
Increase opportunities to attract early adopters of our technology by considering building, as capital permits, a “fleet” of rental arrays to reduce the economic hurdle to their evaluation of our products. We have built such a system for lease and have recently deployed it in a deep-well frac job (see Recent Developments); and

•
Reach a level of industry adoption and sales where we can either operate USSI profitably on our own, attract a partner with the financial and other resources necessary to scale the business, or monetize our investment through a sale or other strategic event (see Recent Developments).

On a quarterly basis, USSI revenue continues to be erratic due to the number and size of projects that USSI is able to complete and deliver during each quarter. During the first quarter of 2014, USSI reported no revenues as it did not deliver on any of the projects in its December 31, 2013 backlog of $2.5 million. First quarter 2013 revenue was $325,000.

USSI's current backlog of $2.5 million is primarily comprised of a $1.8 million order from an oil supermajor as part of its continuing evaluation of USSI's systems and a $0.5 million order for a microseismic monitoring pilot project for a major international oil company in the Barnett Shale (TX). USSI anticipates recognizing revenue on the oil supermajor evaluation project upon delivery of two complete 36-level fiber optic downhole microseismic monitoring systems designed to operate in a high temperature, deep depth environment which is expected to occur sometime in 2014. USSI anticipates recognizing revenue on the microseismic monitoring pilot project in the second half of 2014 as customer drilling problems delayed their ability to complete the well that had been selected for our project in the first quarter as originally planned. USSI's backlog also includes a $116,000 lease arrangement with SR2020. USSI anticipates beginning recognition of revenue associated with this lease arrangements when the systems are delivered to the customers, which is expected by the end of the second quarter of 2014. We continue to anticipate growth in orders, particularly from new customers related to our 4D reservoir and shale gas monitoring systems following the demonstrations performed (such as the supermajor noted above), however, we are unable to predict the timing or potential size of such orders.

During 2014, gross profit continued to be negative $188,000 as it was during 2013 ($168,000). The negative gross profit is primarily due to increased provisions for future costs that accompanied the technical challenges (water blocking and more reliable seals and connections) in connection with the fixed price projects for delivering systems for evaluation by the oil supermajor and other smaller projects.

USSI has increased its production staff and has developed proprietary automated manufacturing/assembly stations for its products. USSI has also implemented inventory control and tracking systems necessary to support larger scale production. These investments in equipment and systems to make manufacturing more efficient and improve the production process are expected to ultimately result in fewer man-hours required for each product sold. However, currently, only two of the three manufacturing stations are fully operational. We expect that the impact of these improved production processes should improve gross margins when USSI begins to have commercial sales of its products.

During the first quarter of 2014, USSI recorded approximately $0.9 million of research and development (R&D) expense; similar to the $0.9 million recorded during the first quarter of 2013. The 2014 R&D expense reflects continued development of the new PC-based optical interrogator as well as work on developing an improved downhole clamp, resolving noise reduction issues, and R&D materials used in product development. First quarter 2014 R&D expense was slightly below fourth quarter 2013's expense of $1.0 million. We expect R&D expense to continue to approximate its current levels while USSI continues to work on developing more efficient production versions of its current products and addressees the technical issues encountered in customer field trials.

During the first quarter of 2014, USSI recorded approximately $0.8 million of selling, general and administrative (SG&A) expense; similar to the $0.8 million recorded during the first quarter of 2013. First quarter 2014 SG&A expense was $0.2 million below fourth quarter 2013's expense of $1.0 million. The decrease in SG&A from the fourth quarter of 2013 was primarily attributable to certain one-time costs incurred during the fourth quarter. We expect SG&A expense to continue to approximate its current levels.

USSI will continue to require working capital support while it continues to transition from development to production and as it continues to work on refining its manufacturing capabilities. In the first four months of 2014 we invested $3.0 million in USSI to support its working capital requirements and anticipate investing at least an additional $3.0 million over the balance of 2014. We expect that USSI's working capital requirements will ultimately lessen if and when it begins to have commercial scale orders. We cannot however, provide any assurance as to whether or when such orders will be received. Accordingly, USSI is proactively monitoring its operating expenses to ensure that they are in line with its current and expected near term activities and will make adjustments as necessary. We are actively engaging with potential partners and others who may be able to bring both oil field expertise and capital to USSI.

In November 2013, USSI reached agreement with its bank for an expanded $1.5 million line-of-credit which may be further increased to $2.0 million if USSI reaches certain revenue milestones. Despite the increased line-of-credit, we have no assurance that USSI's future capital needs will not exceed the amount of the credit line and our budgeted investment for 2014, that USSI will satisfy the covenants necessary to access any or all of the loan amount or that USSI will generate sufficient cash flow in the future to fund its operations in the absence of additional funding sources. USSI may need additional funds if revenues fail to meet projections or to fund a rapid expansion to meet product demand, respond to competitive pressures or acquire complementary products, businesses or technologies. Additional financing for USSI may be in the form of an expanded bank line, new investment by others, a loan or investment by Acorn, or a combination of the above. The availability and amount of any additional investment from us in USSI may be limited by the working capital needs of our corporate activities and other operating companies and we have no assurance that third party funds will be available in the required amounts or at all.

DSIT Solutions
DSIT revenues of $2.9 million in the first quarter of 2014 were $0.5 million or 14% below revenues for the first quarter of 2013. Gross profit and operating income also decreased in 2014. Gross profit decreased as a result of reduced revenues combined with a decrease in gross margin from 39% in 2013 (for all of DSIT's activities) to 29% in 2014. The decrease in operating income was also a result of the decrease in gross profit as R&D and SG&A expenses declined slightly. First quarter 2014 revenues also represents a $0.6 million 17% decrease as compared to the fourth quarter of 2013.
Revenues in our Energy & Sonar Security Solutions segment decreased from $3.0 million for the first quarter of 2013 to $2.5 million for the first quarter of 2014. The decrease in revenues was due to primarily to weather conditions at a customer's site that did not allow for progress in one of DSIT's projects which required installation of a number of its DDS systems. Revenues from DSIT's other IT and consulting activities which are included in Acorn's Other segment activities increased in 2014 (an increase of $66,000 to $335,000). The increase in first quarter 2014 revenues from DSIT’s other IT and consulting activities were due to an increase in billable hours.

DSIT's gross profit decreased from $1.3 million in the first quarter of 2013 to $0.8 million in the first quarter of 2014. As mentioned above, the decrease in gross profit was due to both lower revenues during the period combined with decreased gross margins. The decrease in the gross margin in the first quarter of 2014 as compared to the first quarter of 2013 was due to the mix of projects worked on during the period. We expect that 2014's gross margin will recover to some extent over 2014, but expect 2014's gross margin to remain below historic gross margins (35% to 40%) due to the mix of projects expected to be worked on during the year.

During the first quarter of 2014, DSIT recorded approximately $0.3 million of R&D expense; similar to the $0.3 million recorded in the first quarter of 2013 and $0.1 million below the $0.4 million recorded in the fourth quarter of 2013. DSIT continues to work to develop land-based security fiber-optic products and the next generation integrated passive/active threat detection system for underwater site protection.

During the first quarter of 2014, DSIT recorded approximately $0.8 million of SG&A expense; similar to the $0.8 million recorded in both the first quarter of 2013 and the fourth quarter of 2013. We expect that SG&A expense going forward will remain at or about their current levels going forward.

At December 31, 2013, DSIT had a project backlog of approximately $13.4 million. During the first three months of 2014, we received new orders totaling approximately $1.0 million and at the end of March 2014 had a backlog of approximately $11.8 million. Such backlog includes approximately $3.2 million for long-term maintenance and support expected to begin in late 2015. While DSIT has a significant pipeline, most of its major projects come after a lengthy sales cycle over which it has little control. DSIT's level of profitability in 2014 is dependent upon the receipt of significant new orders for its DDS and PDDS and other Naval solution products during the year as well as its ability to improve its gross margins.

GridSense

In the first quarter of 2014, GridSense received a number of large orders across numerous products lines.  The Line IQ® product line has generated orders from a North American Utility and an international distributor totaling $1.0 million. We expect the majority of these orders to ship in the second quarter of 2014. We believe these orders are the result of our updated LIQ product line and our plan of targeting our pilot projects. While we cannot predict future orders, these customers have indicated interest in further expansion of these projects. In Australia we have seen renewed demand for the PowerMonic™ product line in 2014 which has resulted in new orders for $1.8 million. The shipment of these orders will occur throughout most of 2014 based on the customers delivery dates on their purchase orders. We believe the increase in PowerMonic™ orders is tied to both pent up demand from limited spending in 2012 and 2013 due to the Australian utility consolidation and our focus driven sales strategy. We expect the level of PowerMonic™ orders to level off as the year moves forward and return to more normalized levels. GridSense's backlog of orders at March 31, 2014 was approximately $2.7 million.

Despite the orders received in the first quarter of 2014 noted above, GridSense reported revenues first quarter 2014 of approximately $1.0 million, a decrease of $0.6 million (38%) compared to first quarter 2013 revenues of $1.5 million. The decrease in revenues was attributable to a delay in production due to supplier constraints in 2014 combined with first quarter 2013 revenues including revenues resulting from the delivery of an order received in late 2012 for 800 Transformer IQ® units from a California based investor owned utility. First quarter 2014 revenues also represent a decrease of $0.5 million (35%) compared to fourth quarter 2013 revenues of $1.5 million. The decrease in GridSense's 2014 revenues was in both its U.S. and Australian operations. Its U.S. operations saw its revenues decrease from $1.2 million in 2013 to $0.8 million in 2014 and revenues from GridSense's Australian operations decreased from $0.3 million in 2013 to $0.2 million in 2014. The decreased U.S. revenue was attributable to the completion of large rollouts in the comparative periods with no such rollout in the first quarter of 2014. The decreased Australian revenue was attributable to a delay in production due to supplier constraints.

While GridSense sees some improvement in the overall business environment in the utility industry and expects utility spending to increase in future quarters, the timing of such spending on products such as those that GridSense provides cannot be predicted with certainty due to the sales cycle of electric utilities which is typically long and requires much technical and application support. To address these long sales cycles, GridSense has expanded its customer pilot programs to over 60 ongoing pilots around the globe. GridSense has not, however, generally been able to leverage market exposure into high volume sales. We believe this is due to the fact that until recently, GridSense’s focus had been on increasing the number of pilots which, though having potential for sizeable orders, required considerable engineering resources and customization effort. Furthermore, pilot programs (consisting of deployment of one or more products on a test basis) generally last between three and eighteen months. GridSense’s new management has realigned sales and engineering efforts and is focusing on fewer and more standardized opportunities with the most perceived likelihood for successful deployment and commercial-scale orders. Specifically, we plan to focus our continued sales efforts only on those products that have already shown the most traction in the marketplace such as the Transformer IQ®, the Line IQ® and GridInSiteTM.

At the end of March 2014, Brett Sargent, the COO of GridSense and having over 15 years of industry experience including leadership roles at DuPont, Lockheed Martin, Exelon Nuclear and General Electric, assumed the additional role of President of GridSense.

GridSense's gross profit in the first quarter of 2014 decreased by approximately $0.5 million or 72% compared to first quarter 2013 gross profit and approximately $0.1 million (44%) compared to fourth quarter 2013. The decrease in gross profit was attributable to the abovementioned decrease in revenues as well as decreased gross margins. Gross margins decreased from 43% in the first quarter of 2013 (22% in the fourth quarter of 2013) to 19% in 2014. The decrease in gross margin was attributable to a combination of factors. The quarter's sales reflected what we believe to be a temporary shift in the product mix of US sales coming from our LineIQ products and lower than expected shipments of PowerMonic due to a supplier constraint. In addition, we incurred a one-time charge related to radio upgrades to a particular order. We expect gross margins to improve to historical levels as the product mix normalizes and PowerMonic shipments return to normal levels.

In the first quarter of 2014, GridSense recorded $0.3 million of R&D expense as compared to $0.7 million in the same period of 2013. The decreased R&D expense is due to the downsizing of GridSense's Australian operations and reduced engineering staff in the U.S. following the restructuring implemented by GridSense in mid-2013. First quarter 2014 R&D expense was relatively unchanged compared to fourth quarter 2013 R&D expense. GridSense expects that R&D expense going forward will remain at or about their current levels going forward.

In the first quarter of 2014, GridSense recorded $0.8 million of SG&A expense as compared to $1.1 million in the same period of 2013. The decreased SG&A expense is due to the downsizing of GridSense's Australian and U.S. operations following the restructuring implemented by GridSense in mid-2013. First quarter 2014 SG&A expense was relatively unchanged compared to fourth quarter 2013 SG&A expense. GridSense expects that SG&A expense going forward will remain at or about their current levels going forward.

As it did in the second half of 2013, Acorn continues to lend GridSense money from time to time for GridSense's working capital needs. During the first four months of 2014, GridSense repaid its $275,000 outstanding balance (at December 31, 2013) to Acorn in February and subsequently borrowed an additional $620,000 (through April 30, 2014). GridSense anticipates repaying the loan in full by year end.

In December 2013, GridSense signed an amendment to its Loan and Security Agreement with a bank to provide it with an expansion of its revolving line-of-credit to $1.5 million. The line-of-credit expires on June 30, 2014. GridSense has begun discussions with the bank on extending and/or expanding the line-of-credit. As of March 31, 2014, GridSense was utilizing $1,485,000 of this line-of-credit. Acorn has guaranteed to the bank amounts outstanding under the line-of-credit and is in compliance with the financial covenants under its guaranty.

On April 30, 2014, GridSense had cash on hand of approximately $0.1 million and was utilizing approximately $1.5 million of its line of credit. We have no assurance that GridSense will increase its sales or reduce its need for additional financing to support its working capital needs. Additional working capital support may be in the form of an additional or expanded bank line, new investment by others, additional loans by Acorn, or a combination of the above. There is no assurance that GridSense will be able to obtain an additional or expanded line-of-credit or other support in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional loans from us in GridSense may be limited by the working capital needs of our corporate activities and other operating companies.

OmniMetrix

In the first quarter of 2014, OmniMetrix recorded revenues of $641,000 ($508,000 in its Power Generation Monitoring ("PG") segment and $133,000 in its Cathodic Protection ("CP") segment) as compared to $533,000 ($396,000 in its Power Generation Monitoring ("PG") segment and $137,000 in its Cathodic Protection ("CP") segment) recorded in the first quarter of 2013 representing an increase of 20%. First quarter 2014 revenues also represented an increase of 9% over fourth quarter 2013's revenues of $588,000. The increase in revenues is driven by the increase in the number of units being monitored.

As previously indicated, Acorn intends to share resources of OmniMetrix with GridSense in order to capitalize on synergies from both companies’ machine-to-machine operating models, power assurance focus and complementary personnel, and as a first step appointed the CEO of GridSense (Joe Musanti) to also serve as CEO of OmniMetrix in July of 2013. In March 2014, OmniMetrix announced that Walter Czarnecki (formerly, the Vice President of Business Development at Acorn) has been named President and COO of OmniMetrix.

First quarter 2014 gross profit of $409,000 reflected a gross margin of 64% on the quarter's revenues. Such gross profit represents an increase from first quarter 2013 gross profit of $328,000 (gross margin of 62%). The increase in the gross profit was primarily attributable to increased revenues.

During the first quarter of 2014, OmniMetrix recorded approximately $131,000 of R&D costs as compared to approximately $120,000 of R&D in the first quarter of 2013. We do not expect that these costs will materially change in future quarters.

During the first quarter of 2014, OmniMetrix recorded approximately $704,000 of SG&A costs. Such costs reflect a reduction of $447,000 (39%) as compared to first quarter 2013 SG&A costs of $1,151,000 and $172,000 less than fourth quarter 2013 SG&A costs. The decreased SG&A costs from the first quarter of 2013 were the result of decreased payroll and marketing costs following our restructuring of activities in the second half of 2013. We anticipate that SG&A costs will remain relatively stable in upcoming quarters.

OmniMetrix has no other sources of financing other than its sales and loans from Acorn. While no assurance can be given that we will be successful, management's goal is that following the restructuring changes implemented in 2013 at both GridSense and OmniMetrix, the operations of both entities will be able to take advantage of synergies in engineering, marketing, customer relations and administration. In order to best position each company for growth in value, we will continue to evaluate the degree to which combining the businesses makes sense. In late 2013, our Board approved a  $500,000 loan to OmniMetrix to provide working capital to pursue new sales opportunities. During the first quarter of 2014, Acorn lent OmniMetrix a total of $430,000.

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

Corporate

Corporate general and administrative expense of $1.0 million in the first quarter of 2014 reflected a significant decrease of $0.4 million (25%) as compared to the $1.4 million of expense in the first quarter of 2013 and a decrease of $0.1 million compared to the $1.1 million recorded in the fourth quarter of 2013. Corporate general and administrative expense in 2014 includes $310,000 of non-cash stock compensation expense ($247,000 in the first quarter of 2013). The decrease compared to the first quarter of 2013 is attributable to decreases in salary costs (which decreased by approximately $100,000), investor relations (which decreased by approximately $150,000) and professional fees (which decreased by approximately $120,000). Such reductions are the result of steps taken in the fourth quarter of 2013 to reduce corporate overhead costs. We expect corporate general and administrative quarterly expense for the remainder of 2014 to approximate or be slightly below the current quarter's expense.

Results of Operations
The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three month periods ended March 31, 2013 and 2014, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. For segment data see Note 10 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Three months ended March 31,
	2013		2014		Change from 2013 to 2014
	($,000)	% of revenues	($,000)	% of revenues
Revenues	$5,716	100%	$4,454	100%	(22)%
Cost of sales	3,591	63%	3,212	72%	(11)%
Gross profit	2,125	37%	1,242	28%	(42)%
R&D expenses, net	2,001	35%	1,650	37%	(18)%
SG&A expenses	5,256	92%	4,142	93%	(21)%
Operating loss	(5,132)	(90)%	(4,550)	(102)%	(11)%
Finance income (expense), net	14	—%	(80)	(2)%	(671)%
Loss before taxes on income	(5,118)	(90)%	(4,630)	(104)%	(10)%
Income tax benefit (expense)	(69)	(1)%	55	1%	(180)%
Net loss	(5,187)	(91)%	(4,575)	(103)%	(12)%
Net loss attributable to non-controlling interests	212	4%	271	6%	28%
Net loss attributable to Acorn Energy, Inc.	$(4,975)	(87)%	$(4,304)	(97)%	(13)%

Revenues. Revenues in the first three months of 2014 decreased by $1.3 million or 22% from $5.7 million in the first three months of 2013 to $4.5 million in the first three months of 2014. Decreased revenues were reported by GridSense (a decrease from $1.5 million to $1.0 million), DSIT (a decreased from $3.3 million to $2.9 million) and USSI (a decrease from $0.3 million to zero) while OmniMetrix reported a slight increase in revenues (from $0.5 million to $0.6 million). The decrease in revenues at GridSense was due to a delay in production due to supplier constraints. The decrease in revenues at DSIT was due to weather conditions at a customer's site that did not allow for progress in one of DSIT's projects which required installation of a number of its DDS systems. The decrease in revenues at USSI was due to USSI not delivering on any of its backlog of orders during the first quarter. OmniMetrix's increased revenues was attributable to an increase in the number of units being monitored.

Gross profit. Gross profit in the first three months of 2014 reflected a decrease of $0.9 million (42%) as compared to the first three months of 2013. GridSense's first quarter 2014 gross profit decreased from $0.7 million to $0.2 million. The decrease in GridSense's gross profit was due to a combination of reduced revenues and reduced gross margins. The reduction in GridSense's gross margin was due to primarily to a temporary shift in the product mix and a one-time charge related to radio upgrades. DSIT's first quarter 2014 gross profit decreased from $1.3 million to $0.8 million. The decrease in DSIT's gross profit was due to a combination of reduced revenues and reduced gross margins. The reduction in DSIT's gross margin was due to the mix of projects worked on during the period. USSI continued to show a negative gross profit in the first quarter of 2014 ($0.2 million - unchanged from the first quarter of 2013) as it continues to incur increased engineering and production costs as it transitions from development of its products to production in its proof-of-concept projects. OmniMetrix recorded gross profit of $0.4 million in the first quarter of 2014 as compared to a $0.3 million gross profit recorded in 2013. OmniMetrix's gross margin increased slightly from 62% in 2013 to 64% in 2014.
Research and development (“R&D”) expenses. R& D expenses decreased $350,000 (18%) to $1.7 million in the first quarter months of 2014. The entire decrease in R&D expenses was at GridSense whose R&D expense decreased from $712,000 in 2013 to $336,000 in 2014. The decrease in GridSense R&D was due to the downsizing of GridSense's Australian operations and reduced engineering staff in the U.S. following the restructuring implemented by GridSense in mid-2013. R&D expense at USSI, DSIT and OmniMetrix were relatively unchanged in 2014 as compared to 2013.
Selling, general and administrative (“SG&A”) expenses. SG&A expenses in the first quarter of 2013 decreased by $1.1 million (21%) as compared to the first quarter of 2013. The decreased SG&A was attributable to significant decreases recorded at OmniMetrix, GridSense and at our corporate headquarters. DSIT's SG&A expense in the first quarter decreased slightly ($53,000)

while USSI reported a slight increase ($43,000) in SG&A expense. The decrease at OmniMetrix ($0.4 million) was attributable to decreased payroll and marketing costs following our restructuring of activities in the second half of 2013. The decrease at GridSense ($0.3 million) is due to the downsizing of GridSense's Australian and U.S. operations following the restructuring implemented by GridSense in mid-2013. The decrease in corporate costs ($0.3 million) is attributable to decreases in salary costs (which decreased by approximately $100,000), investor relations (which decreased by approximately $150,000) and professional fees (which decreased by approximately $120,000). Such reductions are the result of steps taken in the fourth quarter of 2013 to reduce corporate overhead costs.
Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn Energy of $4.3 million in the first quarter of 2014 compared to a net loss of $5.0 million in the first quarter of 2013. The breakdown of our loss in 2014 is as follows: at USSI - $2.0 million, GridSense - $1.0 million, OmniMetrix - $0.4 million and DSIT's losses of $0.2 million with corporate expenses contributing an additional $1.0 million. These losses were offset by the non-controlling interest's share of our operations of approximately $0.3 million.

Liquidity and Capital Resources

As of March 31, 2014, we had working capital of $17.4 million. Our working capital includes $12.8 million of cash and cash equivalents and restricted deposits of approximately $0.3 million.  Net cash decreased during the three months ended March 31, 2014 by $4.4 million, of which approximately $3.8 million was used in operating activities. The primary use of cash in operating activities during the first three months of 2014 was the cash used in operations by our subsidiaries ($2.6 million, $0.9 million and $0.4 million used by USSI, GridSense and OmniMetrix, respectively) in their operations combined with the $0.9 million of cash used in our corporate operating activities. Our DSIT subsidiary generated $1.0 million of cash from operations during the period.
Cash used in investment activities of $0.9 million was primarily due the net activity with respect to restricted cash deposits ($0.5 million - all at DSIT) and the acquisition of property and equipment ($0.3 million).
Net cash of $0.2 million was provided by financing activities from the net change in short-term debt.
At March 31, 2014, DSIT had approximately $0.2 million of unrestricted cash in banks and NIS 4 million (approximately $1.1 million) in Israeli credit lines available to it from two Israeli banks (approximately $570,000 from each bank), of which none was then being used. The lines-of-credit are subject to maintaining certain financial covenants. At March 31, 2014, DSIT was in compliance with its financial covenants. In addition, DSIT had approximately $0.8 million of restricted deposits in banks ($0.3 million of current deposits and $0.5 million of non-current deposits) as collateral for various performance and bank guarantees for projects and its credit facilities.
In December 2013, DSIT repaid in full a previously taken government-backed loan. DSIT is currently examining the possibility of obtaining new Israeli government backed loans for additional working capital that would be partially guaranteed by Acorn. In January 2014, Acorn lent DSIT $1.0 million for short-term working capital needs. DSIT repaid the loan principal in full in March of 2014.
On April 30, 2014, DSIT had approximately $0.8 million of cash, all of which was restricted ($0.3 million current and $0.5 million non-current) and was utilizing approximately $0.2 million of its lines-of-credit. We believe that DSIT will have sufficient liquidity to finance its activities from cash flows from its own operations over the next 12 months based on its current cash balance, continued utilization of its lines-of-credit and its operating results.

In December 2013, GridSense signed an amendment to its Loan and Security Agreement with a bank to provide it with an expansion of its revolving line-of-credit to $1.5 million. The line-of-credit expires on June 30, 2014. GridSense has begun discussions with the bank on extending and/or expanding the line-of-credit. The line-of-credit is subject to certain financial covenants. GridSense was in compliance with its financial covenants at March 31, 2014. As of March 31, 2014, GridSense was utilizing $1,485,000 of this line-of-credit. Acorn has guaranteed to the bank amounts outstanding under the line-of-credit and is in compliance with the financial covenants under its guaranty.

As it did in the second half of 2013, Acorn continues to lend GridSense money from time to time for GridSense's working capital needs. In February of 2014, GridSense repaid its $275,000 outstanding balance (at December 31, 2013) to Acorn and subsequently borrowed an additional $620,000 (through April 30, 2014). GridSense anticipates repaying the loan in full by year end if they meet their sales goals.

On April 30, 2014, GridSense had cash on hand of approximately $0.1 million and was utilizing approximately $1.5 million of its line of credit. We have no assurance that GridSense will increase its sales or reduce its need for additional financing to support its working capital needs. Additional working capital support may be in the form of an additional or expanded bank line, new investment by others, additional loans by Acorn, or a combination of the above. There is no assurance that GridSense will be able to obtain an additional or expanded line-of-credit or other support in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional loans from us in GridSense may be limited by the working capital needs of our corporate activities and other operating companies.

OmniMetrix has no other sources of financing other than its sales and loans from Acorn. In late 2013, our Board approved a  $0.5 million loan to OmniMetrix to provide working capital to pursue new sales opportunities. During the first quarter of 2014, Acorn lent OmniMetrix a total of $430,000. We also have begun sharing resources between OmniMetrix and GridSense in areas such as information technology, and have identified other areas where potential synergies exist.  In order to best position each company for growth in value, we will continue to evaluate the degree to which combining the businesses makes sense.

On April 30, 2014, OmniMetrix had cash on hand of approximately $0.1 million. In 2014, OmniMetrix may need additional financing above our expected loans to them as noted above. The level of additional financing will be dependent upon the level of penetration by OmniMetrix into the power generation monitoring market and the realization of synergies with GridSense. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. There is no assurance that financing from a bank or any other party will be available in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

As of April 30, 2014, USSI had cash on hand of approximately $50,000 and was utilizing approximately $1.1 million of its line-of-credit. USSI will continue to require working capital support while it continues to transition from development to production and as it continues to work on refining its manufacturing capabilities. USSI was in compliance with the banks covenants at March 31, 2014. In the first four months of 2014 we invested $3.0 million in USSI to support its working capital requirements and anticipate investing at least an additional $3.0 million in 2014. We expect that USSI's working capital requirements will ultimately lessen if and when it begins to have commercial scale orders. We cannot however, provide any assurance as to whether or when such orders will be received. Accordingly, USSI is proactively monitoring its operating expenses to ensure that they are in line with its current and expected near term activities and will make adjustments as necessary.

In November 2013, USSI reached agreement with its bank for an expanded $1.5 million line-of-credit which may be further increased to $2.0 million if USSI reaches certain revenue milestones. Despite the increased line, we have no assurance that USSI's future capital needs will not exceed the amount of the credit line and our anticipated investment for 2014, that USSI will satisfy the covenants necessary to access any or all of the loan amount or that USSI will generate sufficient cash flow in the future to fund its operations in the absence of additional funding sources. USSI may need additional funds if revenues fail to meet projections or to fund a rapid expansion to meet product demand, respond to competitive pressures or acquire complementary products, businesses or technologies. Additional financing for USSI may be in the form of an expanded bank line, new investment by others, a loan or investment by Acorn, or a combination of the above. The availability and amount of any additional investment from us in USSI may be limited by the working capital needs of our corporate activities and other operating companies and we have no assurance that third party funds will be available in the required amounts or at all.

As of April 30, 2014, our corporate operations (not including cash at any subsidiaries) had a total of approximately $10.8 million in cash and cash equivalents ($7.3 million in U.S. banks and $3.5 million in Israeli banks (all of which can be repatriated without any tax consequence)) representing a decrease of $1.55 million from our balance of $12.35 million at March 31, 2014. The decrease in cash was the result of an investment of $900,000 in USSI and loans of $170,000 to GridSense and $300,000 to to a channel partner active in sourcing trials for USSI (see Recent Developments).The balance of cash used in the month of April was for corporate expenses. On May 1, 2014, we lent an additional $220,000 to the channel partner (see Recent Developments).
We believe that our current cash plus the cash generated from operations and borrowing from available lines of credit, if necessary, will provide more than sufficient liquidity to finance the operating activities of Acorn and the operations of its operating subsidiaries at their current level of operations for the foreseeable future and for the next 12 months in particular.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of March 31, 2014.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending March 31, (in thousands)
	Total	2015	2016 - 2017	2018 - 2019	2020 and thereafter
Bank and other debt, utilized lines-of-credit and capital leases	$2,515	$2,515	$—	$—	$—
Operating leases	2,379	926	1,134	237	82
Potential severance obligations (1)	5,211	221	1,330	138	3,522
Minimum royalty payments (2) (3) (4)	450	100	100	100	150
Total contractual cash obligations	$10,555	$3,762	$2,564	$475	$3,754

We expect to finance these contractual commitments from cash currently on hand and cash generated from operations.

(1) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances.  The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary.  These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies.  As of March 31, 2013, we accrued a total of $4.9 million for potential severance obligations to our Israeli employees of which approximately $3.7 million was funded.

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

(3) GridSense is required to pay an aggregate royalty of up to 6% of the sales of a particular product to two employees. The above table does not include any royalties that may be paid under this arrangement.

(4) In June 2012, the Company's DSIT and USSI subsidiaries were awarded a joint $900,000 grant from the BIRD Foundation for the joint development of the next generation integrated passive/active threat detection system for underwater site protection. Under the terms of the grant agreement between the BIRD Foundation, DSIT and USSI, both DSIT and USSI will have to repay the grant based on 5% of gross sales of the commercialized product, if any. The above table does not include any royalties that may be paid under this arrangement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Risk
Our non-US dollar monetary assets and liabilities (net liabilities of approximately $0.3 million) in Israel at our DSIT subsidiary are exposed to fluctuations in exchange rates. In addition, our non-US dollar monetary assets and liabilities (net liability of approximately $0.2 million) in Australia at our GridSense subsidiary are also exposed to fluctuations in exchange rates. At times, our DSIT subsidiary enters into various hedging contracts which do not qualify as hedging instruments under accounting principles to try to mitigate its foreign currency exposure risks. DSIT currently does not have any open hedging contracts. GridSense does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its foreign currency exchange rate exposures. Furthermore, approximately $4.0 million of our backlog of projects are contracts and orders that are not denominated in US dollars.

Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, restricted deposits, trade receivables and unbilled revenue.  The counterparty to a significant portion of our cash and cash equivalents ($8.8 million) is in money markets of two major financial institutions. We do not believe there is significant risk of non-performance by these counterparties.   The counterparty to our restricted deposits ($0.8 million) and approximately $0.2 million of our cash and equivalents are two major Israeli banks. We do not believe there is significant risk of non-performance by these counterparties. Approximately 60% ($2.6 million) of the trade accounts receivable at March 31, 2014 was due from four customers that pay over usual credit periods.  Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base. Approximately 80% ($4.6 million) of the balance in unbilled revenue at March 31, 2014 was due from four customers that have historically paid their trade receivables over usual credit periods.  Credit risk with respect to the balance of unbilled revenue is generally diversified due to the number of entities comprising our customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In the normal course of business, we are exposed to fluctuations in interest rates on our lines-of-credit ($1.1 million available; none of which was being used at March 31, 2014) to finance our operations in Israel. Such lines-of-credit and loan bear interest at interest rates that are linked to the Israeli prime rate (2.50% at both December 31, 2013 and March 31, 2014).

Our GridSense and USSI subsidiaries are also exposed to fluctuations in interest rates on their lines of credit ($1.5 million available for each; approximately $1.5 million and $1.0 million, respectively, being used at March 31, 2014). Their lines of credit are linked to the U.S. prime rate (3.25% at both December 31, 2013 and March 31, 2014).

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

#101.1
The following financial statements from Acorn Energy's Form 10-Q for the quarter ended March 31, 2014, filed on May 12, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Dated: May 12, 2014

By: /s/ MICHAEL BARTH
Michael Barth
Chief Financial Officer