Form 10-Q
period 2014-06-30
ACORN ENERGY, INC.
filed 2014-08-11
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2014
Common Stock, $0.01 par value per share	22,189,877

ACORN ENERGY, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended June 30, 2014

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

PART I

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31, 2013	As of June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$17,279	$8,268
Restricted deposit	306	322
Accounts receivable, net	5,710	2,994
Unbilled revenue	6,421	7,021
Inventory, net	4,540	6,461
Other current assets	1,695	1,993
Total current assets	35,951	27,059
Property and equipment, net	2,432	2,443
Severance assets	3,539	3,565
Restricted deposit	—	540
Intangible assets, net	3,735	3,549
Goodwill	4,429	4,537
Other assets	870	730
Total assets	$50,956	$42,423
LIABILITIES AND EQUITY
Current liabilities:
Short-term bank credit	$2,303	$3,441
Accounts payable	3,086	3,616
Accrued payroll, payroll taxes and social benefits	2,527	2,274
Deferred revenue	2,764	2,528
Other current liabilities	3,191	2,977
Total current liabilities	13,871	14,836
Long-term liabilities:
Accrued severance	4,973	5,029
Other long-term liabilities	600	756
Total long-term liabilities	5,573	5,785
Commitments and contingencies
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 30,000,000 shares; Issued –22,957,859 and 22,991,797 shares at December 31, 2013 and June 30, 2014, respectively	229	229
Additional paid-in capital	93,943	94,499
Warrants	526	526
Accumulated deficit	(59,447)	(69,278)
Treasury stock, at cost – 801,920 shares at December 31, 2013 and June 30, 2014	(3,036)	(3,036)
Accumulated other comprehensive income	184	350
Total Acorn Energy, Inc. shareholders’ equity	32,399	23,290
Non-controlling interests	(887)	(1,488)
Total equity	31,512	21,802
Total liabilities and equity	$50,956	$42,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Six months ended June 30,		Three months ended June 30,
	2013	2014	2013	2014
Revenues:
Projects	$7,241	$5,446	$3,659	$2,654
Products	2,875	2,766	1,168	1,563
Services	833	965	406	506
Total revenues	10,949	9,177	5,233	4,723
Cost of sales:
Projects	5,563	4,556	3,114	2,408
Products	1,770	2,114	731	1,163
Services	219	231	116	118
Total cost of sales	7,552	6,901	3,961	3,689
Gross profit	3,397	2,276	1,272	1,034
Operating expenses:
Research and development expenses, net of credits	4,117	3,385	2,116	1,735
Selling, general and administrative expenses	10,226	8,236	4,970	4,094
Impairment of intangibles	1,116	—	1,116	—
Provision for loss - channel partner	—	649	—	649
Restructuring and related charges	594	198	594	198
Total operating expenses	16,053	12,468	8,796	6,676
Operating loss	(12,656)	(10,192)	(7,524)	(5,642)
Finance income (expense), net	89	(191)	75	(111)
Loss before income taxes	(12,567)	(10,383)	(7,449)	(5,753)
Income tax benefit (expense), net	(85)	(113)	(16)	(168)
Net loss	(12,652)	(10,496)	(7,465)	(5,921)
Net loss attributable to non-controlling interests	503	665	291	394
Net loss attributable to Acorn Energy, Inc. shareholders	$(12,149)	$(9,831)	$(7,174)	$(5,527)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders	$(0.67)	$(0.44)	$(0.40)	$(0.25)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	18,084	22,180	18,091	22,190

Dividends declared per common share	$0.035	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Six months ended June 30,		Three months ended June 30,
	2013	2014	2013	2014

Net loss attributable to Acorn Energy, Inc. shareholders	$(12,149)	$(9,831)	$(7,174)	$(5,527)
Other comprehensive income (loss):
Foreign currency translation adjustments	(392)	166	(344)	88
Comprehensive loss	(12,541)	(9,665)	(7,518)	(5,439)
Comprehensive income attributable to non-controlling interests	(5)	—	(15)	(2)
Comprehensive loss attributable to Acorn Energy, Inc. shareholders	$(12,546)	$(9,665)	$(7,533)	$(5,441)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock		Additional Paid-In Capital		Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Acorn Energy, Inc. Shareholders’ Equity	Non-controlling interests	Total Equity
As of December 31, 2013	22,958	$229		$93,943		$526	$(59,447)	$(3,036)	$184	$32,399	$(887)	$31,512
Net loss	—	—		—		—	(9,831)	—	—	(9,831)	(665)	(10,496)
Differences from translation of subsidiaries’ financial statements	—	—		—		—	—	—	166	166	—	166
Stock option compensation	—	—		556		—	—	—	—	556	—	556
Stock option compensation of subsidiaries	—	—		—		—	—	—	—	—	64	64
Exercise of options	34	—	*	—	*	—	—	—	—	—	—	—
Balances as of June 30, 2014	22,992	$229		$94,499		$526	$(69,278)	$(3,036)	$350	$23,290	$(1,488)	$21,802

* Less than $1

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Six months ended June 30,
	2013	2014
Cash flows used in operating activities:
Net loss	$(12,652)	$(10,496)
Adjustments to reconcile net loss to net cash provided by operating activities (see Schedule A)	1,665	1,997
Net cash used in operating activities	(10,987)	(8,499)
Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	(1,419)	(416)
Loan to channel partner	—	(640)
Restricted deposits	(23)	(650)
Release of restricted deposits	240	96
Amounts funded for severance assets	(100)	(66)
Net cash used in investing activities	(1,302)	(1,676)
Cash flows provided by (used in) financing activities:
Short-term bank credit, net	171	1,138
Repayments of long-term debt	(77)	—
Dividends paid	(517)	—
Net cash provided by (used in) financing activities	(423)	1,138

Effect of exchange rate changes on cash and cash equivalents	(86)	26

Net decrease in cash and cash equivalents	(12,798)	(9,011)
Cash and cash equivalents at the beginning of the period	26,147	17,279
Cash and cash equivalents at the end of the period	$13,349	$8,268

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

		Six months ended June 30,
		2013	2014
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Depreciation and amortization	$773	$627
	Impairment of intangible assets	1,116	—
	Abandonment of fixed assets	39	—
	Inventory write-off	455	506
	Provision for loss - channel partner	—	649
	Increase in accrued severance	135	84
	Stock-based compensation	599	620
	Deferred taxes	(104)	103
	Other	39	10
	Change in operating assets and liabilities:
	Decrease in accounts receivable, unbilled revenue, other current and other assets	802	1,862
	Increase in inventory	(1,530)	(2,417)
	Decrease in accounts payable, accrued payroll, payroll taxes and social benefits, deferred revenues, other current liabilities and other liabilities	(659)	(47)
		$1,665	$1,997
B.	Non-cash investing and financing activities:
	Value of shares issued under dividend reinvestment plan	$117

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. All dollar amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.
Certain reclassifications have been made to the Company's condensed consolidated financial statements for the six month period ended June 30, 2013 to conform to the current period's condensed consolidated financial statement presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2—RECENT AUTHORITATIVE GUIDANCE

Other than the announcement noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2014, that are of material significance, or have potential material significance, to the Company.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of dis-closure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

NOTE 3— INVESTMENTS

Investment in US Seismic Systems®, Inc. ("USSI®")

                The Company currently owns approximately 95.7% of USSI on an as converted basis (which amount would be diluted to approximately 88.4% if all options which could be awarded under USSI's 2012 Stock Purchase Plan were awarded and exercised). Through December 31, 2013, the Company invested $7,584 in USSI common shares (of which $5,355 was in cash and $2,229 was in Acorn common shares) and an additional $16,750 in USSI Preferred Stock. In addition, in 2013, the Company advanced USSI $1,355 in contemplation of a new investment agreement. During the first six months of 2014, the Company advanced an additional $4,800 to USSI in contemplation of a new investment agreement.

Loan to Channel Partner
In the second quarter of 2014, the Company lent a channel partner (“CP”) active in sourcing trials for USSI’s products a total of $640 under a secured promissory note ("the Note"). The loan bears interest at 8%. CP granted the Company, as security for the loans made pursuant to the Note, a first, secured lien on all of CP's receivables from customer accounts and all intellectual property used in its business. The loan and any accrued and unpaid interest was due and payable not later than the earlier of (i) the date CP collects customer receivables in the amount of the then-outstanding principal amount, or (ii) June 30, 2014. As of the date of this filing, the loan is in default. The Company has taken a full provision on the $640 of principal as well as the $9 of interest accrued through June 30, 2014. The Company is evaluating its options and rights under the Note and accompanying security instruments.

NOTE 4— RESTRUCTURING AND RELATED CHARGES

(a) GridSense®
During the second quarter of 2013, following a change in its management, the Company's GridSense segment made a decision to restructure operations in both its USA and Australian entities. This action was taken primarily in order to improve efficiency based on GridSense's revenue mix and skills mix. In 2013, GridSense recorded a restructuring charge related to employee severance and termination benefits and additional restructuring charges of $594 of which $63 was unpaid at December 31, 2013. During the second quarter of 2014, GridSense decided to shut down its Australian offices in the third quarter of 2014 in an effort to reduce costs and streamline operations. GridSense will continue to sell all of its current products in Australia and the surrounding areas through a network of distributors. With respect to the decision to shut down its Australian offices, GridSense recorded a restructuring charge of $102 in the second quarter of 2014.
The following table presents activity during the six months ended June 30, 2014 related to GridSense's restructuring:

	Employee severance and termination benefits	Other costs	Total
Balance at December 31, 2013	$63	$—	$63
Provision	50	52	102
Cash payments	(2)	—	(2)
Balance at June 30, 2014	$111	$52	$163

The $163 of remaining accrued restructuring charge is expected to be paid in full by December 31, 2014 and is included in Other current liabilities in the Company's condensed consolidated balance sheets.

(b) OmniMetrixTM
During the third quarter of 2013, OmniMetrix restructured its operations to better align expenses with revenues following a change in management. The restructuring involved employee severance and termination benefits ($178) as well as a charge for a significant reduction in the utilization of its leased facility in Buford, Georgia ($202 ), and a write-down of a majority of the remaining book value of leasehold improvements associated with the leased facility ($415). At December 31, 2013, $45 of the employee severance and termination benefits charge and $194 of the lease payments associated with the reduced utilization of the leased facility in Buford, Georgia remained unpaid. In the second quarter of 2014, OmniMetrix adjusted its estimated exit costs for its leased facility in Buford, Georgia and increased the provision by $96.
The following table presents activity during the six months ended June 30, 2014 related to OmniMetrix's restructuring:

	Employee severance and termination benefits	Facilities	Total
Balance at December 31, 2013	$45	$194	$239
Adjustments	—	96	96
Cash payments	(45)	(18)	(63)
Balance at June 30, 2014	$—	$272	$272

The total remaining accrued restructuring balance of $272 is expected to be paid in full by December 31, 2019 and is included in Other current liabilities ($45) and Other liabilities ($227) in the Company's condensed consolidated balance sheets.

NOTE 5—NON-CONTROLLING INTERESTS

The composition of the net loss attributable to non-controlling interests (“NCI”) is as follows:

	Six months ended June 30,		Three months ended June 30,
	2013	2014	2013	2014
Net income (loss) attributable to NCI in DSIT	$22	$(138)	$1	$(113)
Net loss attributable to NCI in USSI	(525)	(527)	(292)	(281)
Net loss attributable to NCI	$(503)	$(665)	$(291)	$(394)

NOTE 6—INVENTORY, NET

The composition of inventory is as follows:

	As of December 31, 2013	As of June 30, 2014
Raw materials	$2,771	$4,453
Work-in-process	506	1,075
Finished goods	1,263	933
	$4,540	$6,461

At December 31, 2013 and June 30, 2014, the Company's inventory reserve was $1,139 and $1,490, respectively.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

(a) Goodwill

The changes in the carrying amounts of goodwill by segment from December 31, 2013 to June 30, 2014 were as follows:

	Energy & Security Sonar Solutions segment	GridSense segment	Oil & Gas Sensor systems segment	Total
Balance as of December 31, 2013	$581	$2,446	$1,402	$4,429
Translation adjustment	5	103	—	108
Balance as of June 30, 2014	$586	$2,549	$1,402	$4,537

(b) Intangibles

The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2013 to June 30, 2014 were as follows:

	Energy & Security Sonar Solutions segment		GridSense segment		Oil & Gas Sensor systems segment
	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Total
Balance as of December 31, 2013	$572	$(482)	$2,271	$(811)	$2,715	$(530)	$3,735
Amortization	—	(41)	—	(101)	—	(76)	(218)
Translation adjustment	6	(9)	61	(26)	—	—	32
Balance as of June 30, 2014	$578	$(532)	$2,332	$(938)	$2,715	$(606)	$3,549
Weighted average estimated useful lives in years	6.0		11.1		20.0

*    Accumulated amortization

The composition of intangibles in each of the Company's segments are as follows:

Segment	Type of Intangible
Energy & Security Sonar Solutions	Naval technologies
GridSense	Software, customer relationships and trade name
USSI	Sensor technologies and license

     Amortization expense for the six months ended June 30, 2013 and 2014 amounted to $497 and $218, respectively. Amortization expense with respect to intangible assets is estimated to be $396, $355, $355, $355 and $344 for each of the years ending June 30, 2015 through 2019.

NOTE 8—EQUITY

(a)	Acorn Stock Options

A summary of stock option activity for the six months ended June 30, 2014 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,401,658	$5.49
Granted	180,988	$3.77
Exercised	(33,938)	$2.51
Forfeited or expired	(76,062)	$2.51
Outstanding at June 30, 2014	1,472,646	$5.50	4.4 years	$5
Exercisable at June 30, 2014	1,047,213	$5.44	3.6 years	$5

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

The fair value of the options granted ($2.49 during the six months ended June 30, 2014) was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.6%
Expected term of options	8.0 years
Expected annual volatility	62%
Expected dividend yield	—%

(b)	Stock-based Compensation Expense

Stock-based compensation expense included in the Company’s Condensed Statements of Operations for three and six month periods ended June 30, 2013 and 2014 was as follows:

	Six months ended June 30,		Three months ended June 30,
	2013	2014	2013	2014
Research and development expenses, net of credits	21	26	11	16
Selling, general and administrative expenses	578	594	307	262
Total stock-based compensation expense	599	620	318	278

(c)	Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance.  A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2013	285,281	$3.18
Granted	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2014	285,281	$3.18	4.1 years

NOTE 9—FAIR VALUE MEASUREMENTS

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at June 30, 2014
	Level 1	Level 2	Level 3	Total
Restricted deposits – current and non-current	$862	$—	$—	$862
Total	$862	$—	$—	$862

	As at December 31, 2013
	Level 1	Level 2	Level 3	Total
Restricted deposits – current and non-current	$306	$—	$—	$306
Total	$306	$—	$—	$306

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

	Energy & Security Sonar Solutions	GridSense	Oil & Gas Sensor Systems	Power Generation Monitoring	Other	Total
Six months ended June 30, 2014
Revenues from external customers	$5,037	$2,209	$—	$1,056	$875	$9,177
Intersegment revenues	—	—	—	—	—	—
Segment gross profit (loss)	1,145	551	(430)	564	446	2,276
Restructuring and related charges	—	102	—	77	19	198
Depreciation and amortization	145	131	290	35	24	625
Stock compensation expense	—	—	64	—	—	64
Segment net loss before income taxes	(778)	(1,778)	(4,194)	(851)	(60)	(7,661)

Six months ended June 30, 2013
Revenues from external customers	$6,186	$2,474	$635	$804	$850	$10,949
Intersegment revenues	—	—	39	—	—	39
Segment gross profit (loss)	2,335	1,050	(850)	439	423	3,397
Impairment of intangibles	—	—	—	1,116	—	1,116
Restructuring and related charges	—	594	—	—	—	594
Depreciation and amortization	117	189	169	206	89	770
Stock compensation expense	—	—	68	—	—	68
Segment net income (loss) before income taxes	314	(2,737)	(4,170)	(2,876)	(323)	(9,792)

Three months ended June 30, 2014
Revenues from external customers	$2,522	$1,246	$—	$548	$407	$4,723
Intersegment revenues	—	—	—	—	—	—
Segment gross profit (loss)	459	366	(242)	252	199	1,034
Restructuring and related charges	—	102	—	77	19	198
Depreciation and amortization	74	66	182	18	10	350
Stock compensation expense	—	—	32	—	—	32
Segment net loss before income taxes	(570)	(805)	(2,238)	(448)	(39)	(4,100)

Three months ended June 30, 2013
Revenues from external customers	$3,140	$931	$310	$408	$444	$5,233
Intersegment revenues	—	—	—	—	—	—
Segment gross profit (loss)	1,113	389	(682)	203	249	1,272
Impairment of intangibles	—	—	—	1,116	—	1,116
Restructuring and related charges	—	594	—	—	—	594
Depreciation and amortization	60	85	85	115	48	393
Stock compensation expense	—	—	34	—	—	34
Segment net income (loss) before income taxes	62	(1,590)	(2,319)	(2,047)	(172)	(6,066)

Reconciliation of Segment Income (Loss) to Consolidated Net Loss Before Income Taxes

	Six months ended June 30,		Three months ended June 30,
	2013	2014	2013	2014
Total net loss before income taxes for reportable segments	$(9,469)	$(7,601)	$(5,894)	$(4,061)
Other operational segment net income (loss) before income taxes	(323)	(60)	(172)	(39)
Total segment net loss before income taxes	(9,792)	(7,661)	(6,066)	(4,100)
Unallocated cost of corporate headquarters*	(2,755)	(1,985)	(1,363)	(942)
Provision for loss - channel partner	—	(649)	—	(649)
Unallocated cost of DSIT headquarters	(20)	(88)	(20)	(62)
Consolidated loss before income taxes	$(12,567)	$(10,383)	$(7,449)	$(5,753)

* Includes stock compensation expense of $284 and $240 for the three month periods ended June 30, 2013 and 2014, respectively and $531 and $550 for the six month periods ended June 30, 2013 and 2014, respectively.

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

	Six months ended June 30, 2014
	DSIT	OmniMetrix	GridSense	USSI	Acorn	Total
Revenues	5,645	1,323	2,209	—	—	9,177
Cost of Sales	4,243	570	1,658	430	—	6,901
Gross profit	1,402	753	551	(430)	—	2,276
Gross profit margin	25%	57%	25%			25%
R& D expenses, net of credits	555	252	651	1,927	—	3,385
Selling, general and administrative expenses	1,641	1,343	1,475	1,792	1,985	8,236
Restructuring and related charges	—	96	102	—	—	198
Provision for loss - channel partner	—	—	—	—	649	649
Operating loss	(794)	(938)	(1,677)	(4,149)	(2,634)	(10,192)

	Six months ended June 30, 2013
	DSIT	OmniMetrix	GridSense	USSI	Acorn	Total
Revenues	6,779	1,061	2,474	635	—	10,949
Cost of Sales	4,183	460	1,424	1,485	—	7,552
Gross profit	2,596	601	1,050	(850)	—	3,397
Gross profit margin	38%	57%	42%	(134)%		31%
R& D expenses, net of credits	723	268	1,426	1,700		4,117
Selling, general and administrative expenses	1,647	2,367	1,847	1,610	2,755	10,226
Impairment of intangibles	—	1,116	—	—	—	1,116
Restructuring and related charges	—	—	594	—	—	594
Operating income (loss)	226	(3,150)	(2,817)	(4,160)	(2,755)	(12,656)

	Three months ended June 30, 2014
	DSIT	OmniMetrix	GridSense	USSI	Acorn	Total
Revenues	2,795	682	1,246	—	—	4,723
Cost of Sales	2,229	338	880	242	—	3,689
Gross profit	566	344	366	(242)	—	1,034
Gross profit margin	20%	50%	29%			22%
R& D expenses, net of credits	295	121	315	1,004	—	1,735
Selling, general and administrative expenses	858	639	687	968	942	4,094
Impairment of intangibles	—	—	—	—	—	—
Restructuring and related charges	—	96	102	—	—	198
Provision for loss - channel partner	—	—	—	—	649	649
Operating loss	(587)	(512)	(738)	(2,214)	(1,591)	(5,642)

	Three months ended June 30, 2013
	DSIT	OmniMetrix	GridSense	USSI	Acorn	Total
Revenues	3,464	528	931	310		5,233
Cost of Sales	2,172	255	542	992		3,961
Gross profit	1,292	273	389	(682)		1,272
Gross profit margin	37%	52%	42%	(220)%		24%
R& D expenses, net of credits	452	148	714	802	—	2,116
Selling, general and administrative expenses	811	1,216	751	829	1,363	4,970
Impairment of intangibles	—	1,116	—	—	—	1,116
Restructuring and related charges	—	—	594	—	—	594
Operating income (loss)	29	(2,207)	(1,670)	(2,313)	(1,363)	(7,524)

BACKLOG
As of June 30, 2014, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

DSIT Solutions	$12.0
GridSense	2.4
OmniMetrix	1.6
USSI	2.5
Total	$18.5

RECENT DEVELOPMENTS

USSI
In July, USSI announced that Mark A. Bashforth was named the new President and CEO of USSI to replace Jim Andersen. Mr. Bashforth previously served as the General Manager of CGG Company's GeoSoftware Group, a leading reservoir characterization software and services provider to the oil and gas industry. He lead a team of over 220 geoscience, sales and marketing professionals including nine direct reports on a global basis in 17 countries and 2014 P&L responsibility of $65 million. He was also previously the Managing Director and later President for the Americas for Roxar Inc., a leading solution provider for reservoir management prior to its sale to Emerson.

As previously reported, USSI has concentrated its efforts during 2014 on field trials for its tools in order to develop, test and refine solutions that address various concerns previously raised by our customers (such as water block, noise cancellation and field ruggedness), as well as to demonstrate our sensors’ performance and obtain data that we can use to interest new customers.

Technical Updates. Our most significant remaining technical challenges are completing the design and testing of our new clamp system that we anticipate will enable a less complex deployment of our arrays using readily available wireline systems without the need for auxiliary components (as are currently required), as well as refining the installation process for our water block solution.  Design of the clamps has not been a linear process as we have worked to respond to changes in the specs requested by our customer and encountered numerous delays in the receipt of components and materials. USSI’s engineers are continuing the development of the water blocking mechanism, however, at this time, none of our open orders require this enhancement to be included on the arrays. We continue to move forward with our new interrogator, while still updating the design through preproduction modifications. We are planning to field test the interrogator again soon with a goal of having the commercial version ready for release later this year.

Trial Update. Design changes, driven by a spec change from the customer, primarily associated with our proprietary clamps and delays in the receipt of certain required materials resulted in USSI being unable to deliver the supermajor’s order in time for its planned summer deployment schedule. Work is continuing and we now anticipate a fourth quarter delivery. The customer has yet to schedule the deployment of the tool after delivery, but has indicated based on the current schedule it will not be until 2015. The focus of USSI’s new CEO is to direct the team to overcome the type of challenges such as were faced by USSI in completing this important order. We are working to standardize our product offering and implementing additional, rigorous internal review and testing. In the near term, we anticipate working with our channel partner to deploy an array in a customer well in Texas where we will anticipate implementing both the design and process improvements adopted following our aborted deep well test from this past spring. We also continue in active discussions with other potential customers and are in the process of reviewing two potential purchase orders to determine if we can timely meet the desired delivery dates. Both of these potential purchase orders are for non-standard products and we are in the process of determining if the allocation of resources fits our strategy.

Business Plan. USSI’s financial performance has been consistent with a development stage company. Once we have cleared our remaining technical hurdles, we remain optimistic that a strong market for our products exist. The near term goal is for USSI to integrate the resulting richer data sets that can be produced by its sensors into dashboards oil field operators can use to affordably gather useful data and transform it into actionable information to better manage the field. USSI is seeking to develop at least four different markets for its seismic tools. In shallow applications (<2000 feet) there are two different markets for monitoring steam floods: the diatomite fields in California and the oil sands in Canada. The third market is monitoring water and CO2 floods in shallow permanent deployments. The fourth market is more technically challenging and involves micro seismic monitoring in high temperature and high-pressure fields like the Eagle Ford Shale in Texas. This is the application for which we are producing the previously disclosed order for the supermajor.

                During 2013, we ramped up USSI’s manufacturing capabilities and head count in anticipation of order volumes which have not yet materialized.  As noted above, our delivery of the super major’s order has been delayed to the fourth quarter of 2014 and its deployment by them is not expected to occur until 2015.  In view of that and other delays, we now do not anticipate significant array sales until at least sometime in 2015. It therefore may be necessary to realign expenses at USSI with the scope of current and near-term revenues. New management is currently evaluating possible steps that may be taken.

We also reported in May that we would be seeking a partner to support the development of USSI. Gary Morris, Chairman of USSI’s Board of Directors, has been meeting with industry contacts to discuss potential interest. Key components of our plan that likely will benefit from the support of a partner include construction of a rental fleet of our systems, maturing our sales and marketing capabilities and possibly developing unique field management software solutions to give completions managers real time information. Alternatively, software capabilities could be contributed by the partner.

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

USSI - see also Recent Developments

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

USSI targets its products into the oilfield geophysics market and its potential customers are primarily the oilfield service companies. To date, we have not sold a product for commercial deployment, as all of our sales have been for trials or pilot projects. We did provide a channel partner with a demonstration product to use in a live frac job in the second quarter which we were unable to complete. In the near term, we anticipate working with our channel partner to deploy an array in a customer well in Texas where we will anticipate implementing both the design and process improvements adopted following our aborted deep well test from the second quarter (see Recent Developments). We are currently focused on completing what we believe are the final steps toward having a commercial product that we hope will lead to reference customers. As a result of several recent customer trials, USSI believes that its products may be of particular interest to those oilfield services companies supporting hydro-fracking in high temperature fields who further desire the ability to deploy and retract sensing devices in addition to those seeking to permanently embed them in their customers’ wells. A custom deployment system is required to deliver our arrays into deep wells.  We are developing a prototype system for our supermajor project. USSI’s products are also designed for mid and low temperature deployments as well. In addition, we are exploring opportunities for deployments in shallow applications such as diatomite fields.

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

•
Increase opportunities to attract early adopters of our technology by considering building, as capital permits, a “fleet” of rental arrays to reduce the economic hurdle to their evaluation of our products. We have built such a system for lease and have recently deployed it in a deep-well frac job; and

•
Reach a level of industry adoption and sales where we can either operate USSI profitably on our own, attract a partner with the financial and other resources necessary to scale the business, or monetize our investment through a sale or other strategic event.

Commencing this month, USSI plans to prepay its channel partner for services to be performed with respect to its upcoming trial in Texas with a large national oil company.  The channel partner informed USSI that in order to continue operations under its current structure through the period necessary to complete post trial data processing, it may require additional funds.  Acorn believes it is desirable to continue to work with this channel partner for at least the short term while it explores other avenues to provide its customers with a data processing solution. Acorn may consider providing an additional loan if it sees a benefit to continue working with this channel partner. Whether Acorn will do so, the terms of any such funding or whether any alternative capital for the channel partner would then be available cannot be determined at this time.  If the channel partner were unable to complete the processing services, USSI would have to find another partner to complete the project and whether its customer would find that acceptable cannot be predicted.  Furthermore, the fees of such new processing partner, if one can be found on acceptable terms to USSI and the customer, would have to be borne by USSI and the amount thereof is not known.

On a quarterly basis, USSI revenue continues to be erratic due to the number and size of projects that USSI is able to complete and deliver during each quarter. During the first half of 2014, USSI reported no revenues as it did not deliver on any of the projects in its December 31, 2013 backlog of $2.5 million. First half 2013 revenue was $635,000.

USSI's current backlog of $2.5 million is primarily comprised of a $1.8 million order from an oil supermajor as part of its continuing evaluation of USSI's systems and a $0.5 million order for a microseismic monitoring pilot project for a major international oil company in the Barnett Shale (TX). USSI anticipates recognizing revenue on the oil supermajor evaluation project upon delivery of two complete 36-level fiber optic downhole microseismic monitoring systems designed to operate in a high temperature, deep depth environment which is expected to occur in the fourth quarter. USSI anticipates recognizing revenue on the microseismic monitoring pilot project in the third quarter of 2014 as customer drilling problems delayed their ability to complete the well that had been selected for our project in the first quarter as originally planned. We continue to anticipate growth in orders, particularly from new customers related to our 4D reservoir and shale gas monitoring systems following the demonstrations performed (such as the supermajor noted above), however, we are unable to predict the timing or potential size of such orders.

During 2014, gross profit continued to be negative $430,000 as it was during 2013 ($850,000). The negative gross profit is primarily due to increased provisions for future production costs that accompanied the technical challenges (water blocking and more reliable seals, connections and clamps) in connection with the fixed price projects for delivering systems for evaluation by the oil supermajor and other smaller projects. We expect that the impact of these improved production processes should improve gross margins when USSI begins to have commercial sales of its products.

During the first half of 2014, USSI recorded approximately $1.9 million of research and development (R&D) expense; $0.2 million above the $1.7 million recorded during the first half of 2013. The 2014 R&D expense reflects continued development of the new PC-based optical interrogator as well as work on developing an improved downhole clamp, resolving noise reduction issues, and R&D materials used in product development. Second quarter 2014 R&D expense was $0.1 million above first quarter 2014's expense of $0.9 million. We expect R&D expense to continue to approximate its current levels while USSI continues to work on developing more efficient production versions of its current products and addressees the technical issues encountered in customer field trials.

During the first half of 2014, USSI recorded approximately $1.8 million of selling, general and administrative (SG&A) expense or $0.2 million (11%) more than the $1.6 million recorded during the first half of 2013. Second quarter 2014 SG&A expense was $0.1 million above first quarter 2014's expense. The increase in SG&A was primarily attributable to increased sales and marketing efforts. We expect SG&A expense to continue to approximate its current levels.

USSI will continue to require working capital support while it continues to transition from development to production and as it continues to work on refining its manufacturing capabilities. In the first seven months of 2014 we invested $5.8 million in USSI to support its working capital requirements and anticipate investing at least an additional $3.2 million over the balance of 2014. We expect that USSI's working capital requirements will ultimately lessen if and when it begins to have commercial scale orders. We cannot however, provide any assurance as to whether or when such orders will be received. Accordingly, USSI is proactively monitoring its operating expenses to ensure that they are in line with its current and expected near term activities and will make adjustments as necessary. We are actively engaging with potential partners and others who may be able to bring both oil field expertise and capital to USSI.

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

DSIT Solutions
DSIT revenues of $5.6 million in the first half of 2014 were $1.1 million or 17% below revenues for the first half of 2013. Gross profit and operating income also decreased in 2014. Gross profit decreased as a result of reduced revenues combined with a decrease in gross margin from 38% in 2013 (for all of DSIT's activities) to 25% in 2014. The decrease in operating income was also a result of the decrease in gross profit as both R&D and SG&A expenses declined slightly. Second quarter 2014 revenues also represents a slight decrease (2%) as compared to the first quarter of 2014.
Revenues in our Energy & Sonar Security Solutions segment decreased from $6.2 million for the first half of 2013 to $5.0 million for the first half of 2014. The decrease in revenues was due to primarily to weather conditions at a customer's site that limited progress in one of DSIT's projects which required installation of a number of its DDS systems as well as the near-completion of another DDS project in the first half of 2014 without a similar sized project replacing it in backlog. Revenues from DSIT's other IT and consulting activities which are included in Acorn's Other segment activities increased slightly in 2014 (an increase of $15,000 to $608,000). The increase in first quarter 2014 revenues from DSIT’s other IT and consulting activities was due to primarily to the weakening of the U.S. dollar in 2014 as compared to 2013 as these revenues are denominated in New Israeli Shekels.

DSIT's gross profit decreased from $2.6 million in the first half of 2013 to $1.4 million in the first half of 2014. As mentioned above, the decrease in gross profit was due to both lower revenues during the period combined with decreased gross margins. The decrease in the gross margin in the first half of 2014 as compared to the first half of 2013 was due to the mix of projects worked on during the period and the abovementioned weather conditions that limited progress in one of DSIT's projects and resulted in increased labor and installation costs. We expect that 2014's gross margin will recover to some extent over the balance of 2014, but expect 2014's gross margin to remain below historic gross margins (35% to 40%) due to the mix of projects expected to be worked on during the year.

During the first half of 2014, DSIT recorded approximately $554,000 of R&D expense; a decrease of $169,000 (23%) from the $723,000 recorded in the first half of 2013. Second quarter 2014 R&D expense was $294,000; slightly above the $260,000 reported in the first quarter of 2014. DSIT continues to work to develop land-based security fiber-optic products as well as other fiber optic applications and the next generation integrated passive/active threat detection system for underwater site protection.

In connection with its continuing development of products for other fiber optic applications, DSIT received in July 2014, approval for a new grant from  MEIMAD (a collaborative program between the Israeli Ministry of Defense, the Office of the Chief Scientist at the Ministry of Economy and the Ministry of Finance, to jointly promote new ideas and new technologies that can serve both commercial applications and military needs). The grant is for the development of a fiber optic sensing system to be used in structural health monitoring of airborne structures (such as planes and Unmanned Aerial Vehicles (UAV's)). The total grant expected to be received is approximately $550,000 over a two-year period representing a 50% participation in DSIT's expenses. Such grant from MEIMAD is subject to repayment of royalties if a commercial product is developed.

During the first half of 2014, DSIT recorded approximately $1.6 million of SG&A expense; unchanged from the first half of 2013. SG&A expense in the second quarter of 2014 of $858,000 was $75,000 above first quarter 2014 SG&A expense. The increase was due to increased marketing costs. We expect that SG&A expense going forward will remain at or about their current levels going forward.

Effective January 1, 2014, DSIT expects to be able to file its tax returns in Israel as a "Preferred Enterprise". As a Preferred Enterprise, DSIT's corporate income tax rate for 2014 (and beyond) will be 16% as compared to its 2013 corporate income tax rate of 26.5%. This decrease in DSIT's expected future tax rate reduced the value of DSIT's deferred tax assets. Accordingly, DSIT incurred an income tax expense of approximately $0.2 million during the first half of 2014 which was partially offset by the recording of additional tax assets during the period.

At December 31, 2013, DSIT had a project backlog of approximately $13.4 million. During the first six months of 2014, we received new orders totaling approximately $3.6 million and at the end of June 2014 had a backlog of approximately $12.0 million. Such backlog includes approximately $3.2 million for long-term maintenance and support expected to begin in late 2015. The recent activity in Gaza and in particular the attempt by armed frogmen to infiltrate Israel's southern coastline has sparked increased interest in DSIT's DDS products. Since the end of the second quarter, DSIT has received additional orders totaling approximately $1.1 million including an order for an additional DDS system. DSIT also expects to receive additional DDS orders of $1.1 million in the coming weeks. While DSIT has a significant pipeline, most of its major projects come after a lengthy sales cycle over which it has little control. DSIT's ultimate level of profitability in 2014 is dependent upon the receipt of significant new orders for its DDS and PDDS and other Naval solution products during the balance of 2014 as well as its ability to improve its gross margins.

GridSense

In the first quarter of 2014, GridSense received a number of large orders across numerous products lines.  The Line IQ® ("LIQ") product line has generated orders from a North American utility and an international distributor totaling $1.0 million. We had expected the majority of these orders to ship in the second quarter of 2014. However, due to ramp up challenges with newly designed product and raw material availability, a portion of product we anticipated shipping in the second quarter of 2014 was shipped in July 2014. The ramp up challenges experienced with this order caused delays in other scheduled deliveries resulting in missed product shipments originally scheduled for the second quarter. We believe these orders are the result of our updated LIQ product line and our plan of targeting our pilot projects. While we cannot predict future orders, these customers have indicated interest in further expansion of these projects. GridSense's backlog of orders at June 30, 2014 was approximately $2.4 million.

During the second quarter, we decided to shut down our Australian offices in the third quarter of 2014 in an effort to reduce costs and streamline operations. We will continue to sell all of our current products in Australia through a network of distributors. We do not anticipate this change to have a major impact on our sales in the region. Following the decision to shut down Australian operations, we recorded a restructuring charge of $102,000 with respect to severance and other costs associated with the shutdown.

In Australia, we saw renewed demand for the PowerMonic™ product line which resulted in new orders of approximately $1.8 million in early 2014. The shipment of these orders will occur throughout most of 2014 based on the customers' delivery dates on their purchase orders. A large portion of these orders were expected to be delivered in the second quarter 2014. Manufacturing of the PowerMonic product was relocated to the U.S. as part of manufacturing realignment as well as positioning for the closure of the Australia office. Due to this manufacturing relocation, delays in materials and ramp up challenges were experienced in the U.S. resulting in a product shipment miss in the second quarter of 2014. The focus on ramping up production on the PowerMonic line in the U.S. also caused delays in other deliveries in the second quarter for other products. We believe the increase in PowerMonic orders is tied to both pent up demand from limited spending in 2012 and 2013 due to the Australian utility consolidation and our focus driven sales strategy. We expect the level of PowerMonic orders to level off as the year moves forward and return to more normalized levels.

Despite the orders received in the first quarter of 2014 noted above, GridSense reported first half 2014 revenues of approximately $2.2 million, a decrease of $0.3 million (11%) compared to first half 2013 revenues of $2.5 million. Second quarter 2014 revenues of $1.2 million represents an increase of $0.3 million (34%) compared to second quarter 2013 revenues of $0.9 million as well as a 29% increase ($0.3 million) over first quarter 2014's revenues. The decrease in GridSense's year-to-date 2014 revenues was due to a decrease in revenue from its U.S. operations as Australian revenues were relatively unchanged due to the weakened Australian dollar since mid-2013. U.S. operations saw its revenues decrease from $1.6 million in 2013 to $1.3 million in 2014. Revenues from Australian operations increased from AU$822,000 to AU$957,000 in 2014, however, the increase was muted from $834,000 in 2013 to $876,000 in 2014 due to the aforementioned weakening of the Australian currency during the period. The decreased U.S. revenue was attributable to product mix along with ramp up of production activities in the U.S. The increased Australian revenue was attributable to the delivery of initial phases of large orders received in the first quarter of 2014. GridSense is expecting a stronger performance in the second half of 2014 as it increases deliveries on higher margin products. During the month of July, GridSense has shipped nearly $1.0 million of product, a large portion of which was higher margin PowerMonic deliveries.

While GridSense sees some improvement in the overall business environment in the utility industry and expects utility spending to increase in future quarters, the timing of such spending on products such as those that GridSense provides cannot be predicted with certainty due to the sales cycle of electric utilities which is typically long and requires much technical and application support along with budgeting into electric utilities' spending. To address these long sales cycles, GridSense has expanded its customer pilot programs to over 60 ongoing pilots around the globe. GridSense has not, however, generally been able to leverage market exposure into high volume sales. We believe this is due to the fact that until recently, GridSense’s focus in 2013 and earlier had been on increasing the number of pilots which, though having potential for sizeable orders, required considerable engineering resources and customization effort. Furthermore, pilot programs (consisting of deployment of one or more products on a test basis) generally last between three and eighteen months. GridSense’s new management has realigned sales and engineering efforts and is focusing on fewer and more standardized opportunities with the most perceived likelihood for successful deployment and commercial-scale orders. Specifically, we plan to focus our continued sales efforts only on those products that have already shown the most traction in the marketplace such as the Transformer IQ®, the Line IQ® and GridInSiteTM. GridSense has focused energy in the second quarter of 2014 to update their North American sales channels, resulting in a 70% change in sales channels more focused on the electric cooperative and municipality markets. While deal sizes will be smaller at these smaller utilities, the speed of adoption and rollout is expected to be faster than what is experienced at an Investor Owned Utility. Sales and marketing efforts have been refocused to address more of the electric cooperative and municipality markets.

GridSense's gross profit in the first half of 2014 decreased by approximately $0.5 million or 48% compared to first half 2013 gross profit. Second quarter 2014 gross profit ($366,000) decreased slightly as compared to second quarter 2013 gross profit ($389,000) despite an increase in revenues. Second quarter 2014 gross profit did increase as compared to first quarter 2014 gross profit ($185,000). The decrease in first half gross profit was attributable to the abovementioned decrease in revenues as well as decreased gross margins. Gross margins decreased from 42% in the first half of 2013 to 25% in 2014. The decrease in gross margin was attributable to a combination of factors. The first half's sales reflected what we believe to be a temporary shift in the product mix of US sales coming from our LineIQ products and lower than expected shipments of PowerMonic due to suppliers constraint and production ramp up activities. In addition, we incurred a one-time charge related to radio upgrades to a particular order in the first quarter. Gross margins did begin to pick up in the second quarter of 2014 (29%) as compared to 19% in the first quarter of 2014. Second quarter margins were still negatively impacted by product mix and lower margins from the large scale LIQ product order for the US customer. We expect gross margins to improve to historical levels as the product mix normalizes and PowerMonic shipments return to historical levels (in excess of 40%).

In the first half of 2014, GridSense recorded $0.7 million of R&D expense as compared to $1.4 million in the same period of 2013. The decreased R&D expense is due to the downsizing of GridSense's Australian operations and reduced engineering staff in the U.S. following the restructuring implemented by GridSense in mid-2013. Second quarter 2014 R&D expense ($315,000) was relatively unchanged compared to first quarter 2014 R&D expense. GridSense expects that R&D expense going forward will decrease slightly following the closure of its Australian operations during the third quarter of 2014 and refocused efforts on the existing product portfolio.

In the first half of 2014, GridSense recorded $1.5 million of SG&A expense as compared to $1.8 million in the same period of 2013. The decreased SG&A expense is due to the downsizing of GridSense's Australian and U.S. operations following the restructuring implemented by GridSense in mid-2013. Second quarter 2014 SG&A expense was decreased from $788,000 in the first quarter of 2014 to $687,000 due to lower headcount and refocused marketing activities. GridSense expects that SG&A expense going forward will decrease following the closure of its Australian operations during the third quarter of 2014 and continuation of refocused efforts in marketing.

Acorn continues to lend GridSense money from time to time for GridSense's working capital needs. Following GridSense's repayment of its $275,000 outstanding balance (at December 31, 2013) to Acorn in February, it subsequently borrowed an additional $1,070,000 (through July 31, 2014). GridSense anticipates repaying $820,000 of this loan balance by year end if it meets its sales goals. GridSense has repaid $250,000 of this amount in August 2014.

In July 2014, GridSense signed an amendment to its Loan and Security Agreement with a bank extending the expiration date of its revolving line-of-credit of $1.5 million to June 29, 2015. In addition, the bank agreed to allow GridSense to borrow against 80% of certain accounts receivable balances up to an additional $750,000 for a period of one year (to July 16, 2015). As of June 30, 2014, GridSense was utilizing approximately $1,485,000 of this line-of-credit. Acorn has guaranteed to the bank amounts outstanding under the line-of-credit and is in compliance with the financial covenants under its guaranty.

On July 31, 2014, GridSense had cash on hand of approximately $345,000 and was utilizing approximately $1.6 million of its line of credit and additional accounts receivable financing. We have no assurance that GridSense will increase its sales or reduce its need for additional financing to support its working capital needs. Additional working capital support may be in the form of an additional or expanded bank line, new investment by others, additional loans by Acorn, or a combination of the above. The availability and amount of any additional loans from us in GridSense may be limited by the working capital needs of our corporate activities and other operating companies.

OmniMetrix

In the half of 2014, OmniMetrix recorded revenues of $1,323,000 ($1,056,000 in its Power Generation Monitoring ("PG") segment and $267,000 in its Cathodic Protection segment as compared to $1,061,000 ($804,000 in its PG segment and $257,000 in its Cathodic Protection segment) recorded in the first half of 2013 representing an increase of 25%. Second quarter 2014 revenues also represented an increase of 6% over first quarter 2014's revenues of $641,000. The increase in revenues is driven by the increase in the number of units being monitored.

First half 2014 gross profit of $753,000 reflected a gross margin of 57% on first half revenues. Such gross profit represents an increase of 25% from first half 2013's gross profit of $601,000 (gross margin of 57%). The increase in the gross profit was attributable to increased revenues. Second quarter 2014 gross profit of $344,000 represents a gross margin of 50%, a decrease from the 64% gross margin reported in the first quarter of 2014. Such decrease was attributable to a write-off of inventory ($101,000), without which, the second quarter's gross margin would have been 65%.

During the first half of 2014, OmniMetrix recorded $252,000 of R&D costs as compared to $268,000 of R&D in the first half of 2013. R&D costs in the second quarter of 2014 of $121,000 were relatively unchanged from first quarter 2014's R&D costs of $131,000. We do not expect that these costs will materially change in future quarters.

During the first half of 2014, OmniMetrix recorded $1,343,000 of SG&A costs. Such costs reflect a reduction of $1,024,000 (43%) as compared to first half 2013 SG&A costs of $2,367,000. Second quarter 2014 SG&A costs of $639,000 was significantly (48%) below second quarter 2013 SG&A costs of $1,216,000. The decreased SG&A costs from 2013 were the result of decreased payroll and marketing costs following our restructuring of activities in the second half of 2013. Second quarter 2014 SG&A costs were also below first quarter 2014's SG&A costs of $704,000. We anticipate that SG&A costs will remain relatively stable in upcoming quarters.

During the first half of 2014 OmniMetrix received initial orders from the oilfield services market. Following the high growth of the oil & gas market in the United States and globally, the need for rental equipment (generators, light towers, heaters, pumps, etc.) at drill sites has increased substantially. The need for remote monitoring and control of this equipment has also increased. OmniMetrix is currently monitoring rental equipment at drill sites, as well as remotely controlling pump jacks. Customers in the oilfield services market have commented that OmniMetrix’s ability to monitor and control many generator brands and equipment beyond generators gives it a unique advantage in this market. In the second quarter 2014 OmniMetrix shifted resources to aggressively pursue and exploit this new growth market.

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

OmniMetrix has no other sources of financing other than its sales and loans from Acorn. In late 2013, our Board approved a  $500,000 loan to OmniMetrix to provide working capital to pursue new sales opportunities.  Such loan availability from Acorn has since been increased to $850,000. During the first quarter of 2014, Acorn lent OmniMetrix a total of $430,000. OmniMetrix did not need to access any additional cash from Acorn in the second quarter of 2014. During July 2014, OmniMetrix borrowed an additional $90,000 from Acorn. OmniMetrix is exploring the availability of local bank financing. Whether it will be successful in such efforts or the terms of any such financing cannot be determined. Alternative sources of funding include a new investment by others, additional loans by Acorn, or a combination of the above. The availability and amount of any additional loans from us in OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

Corporate

Corporate general and administrative ("G&A") expense of $2.0 million in the first half of 2014 reflected a decrease of $0.8 million (28%) as compared to the $2.8 million of expense in the first quarter of 2013. Second quarter corporate G&A of $0.9 million reflects a decrease of $0.4 million (31%) compared to the $1.4 million recorded in the second quarter of 2013 and $1.0 million in the first quarter of 2014. Corporate G&A expense in 2014 includes $551,000 of non-cash stock compensation expense ($533,000 in the first half of 2013). The decrease in corporate G&A compared to the first half of 2013 is primarily attributable to decreases in salary costs (which decreased by approximately $320,000), investor relations (which decreased by approximately $240,000) and professional fees (which decreased by approximately $150,000). Such reductions are the result of steps taken in the fourth quarter of 2013 to reduce corporate overhead costs. We expect corporate general and administrative quarterly expense for the remainder of 2014 to approximate the current quarter's expense.

During the second quarter of 2014, we lent a channel partner (“CP”) active in sourcing trials for USSI’s products $640,000 under a secured promissory note ("the Note"). The loan bears interest at 8%. CP granted us, as security for the loans, a first, secured lien on all of CP's receivables from customer accounts and all intellectual property used in its business. The loan and any accrued and unpaid interest was due and payable not later than the earlier of (i) the date CP collects customer receivables in the amount of the then-outstanding principal amount, or (ii) June 30, 2014. Currently, the loan is in default. We have taken a full provision on the $640,000 of principal as well as the $9,000 of interest accrued through June 30, 2014. Acorn believes it is desirable to continue to work with this channel partner for at least the short term while it explores other avenues to provide USSI's customers with a data processing solution. Acorn may consider providing an additional loan if it sees a benefit to continue working with this channel partner in the future. Whether Acorn will do so cannot be determined at this time.  We are currently evaluating our options and rights under the Note and the accompanying security instruments.
As of July 31, 2014, we had a total of approximately $6.2 million in cash and cash equivalents. We are uncertain as to whether our current cash plus any cash generated from operations and borrowing from available lines of credit, if necessary, will provide sufficient liquidity to finance the operating activities of Acorn and the operations of our operating subsidiaries for the foreseeable future or the next 12 months in particular. If we need to continue fund USSI's operations at the same levels we have in the past, we will not have sufficient cash to finance all of our operations. We believe we have three options for improving our liquidity. We can either access the capital markets, divest from one or more of our assets or find a strategic partner for one or more of our businesses.

Results of Operations
The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three and six month periods ended June 30, 2013 and 2014, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. For segment data see Note 10 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Six months ended June 30,					Three months ended June 30,
	2013		2014		Change from 2013 to 2014	2013		2014		Change from 2013 to 2014
	($,000)	% of revenues	($,000)	% of revenues		($,000)	% of revenues	($,000)	% of revenues
Revenues	$10,949	100%	$9,177	100%	(16)%	$5,233	100%	$4,723	100%	(10)%
Cost of sales	7,552	69%	6,901	75%	(9)%	3,961	76%	3,689	78%	(7)%
Gross profit	3,397	31%	2,276	25%	(33)%	1,272	24%	1,034	22%	(19)%
R&D expenses, net	4,117	38%	3,385	37%	(18)%	2,116	40%	1,735	37%	(18)%
SG&A expenses	10,226	93%	8,236	90%	(19)%	4,970	95%	4,094	87%	(18)%
Impairment of intangibles	1,116	10%	—	—%	(100)%	1,116	21%	—	—%	(100)%
Provision for loss - channel partner	—	—%	649	9%		—	—%	649	18%
Restructuring and related charges	594	5%	198	2%	(67)%	594	11%	198	4%	(67)%
Operating loss	(12,656)	(116)%	(10,192)	(111)%	(19)%	(7,524)	(144)%	(5,642)	(119)%	(25)%
Finance income (expense), net	89	1%	(191)	(2)%	(315)%	75	1%	(111)	(2)%	(248)%
Loss before taxes on income	(12,567)	(115)%	(10,383)	(113)%	(17)%	(7,449)	(142)%	(5,753)	(122)%	(23)%
Income tax benefit (expense)	(85)	(1)%	(113)	(1)%	33%	(16)	—%	(168)	(4)%	950%
Net loss	(12,652)	(116)%	(10,496)	(114)%	(17)%	(7,465)	(143)%	(5,921)	(125)%	(21)%
Net loss attributable to non-controlling interests	503	5%	665	7%	32%	291	6%	394	8%	35%
Net loss attributable to Acorn Energy, Inc.	$(12,149)	(111)%	$(9,831)	(107)%	(19)%	$(7,174)	(137)%	$(5,527)	(117)%	(23)%

Revenues. Revenues in the first half of 2014 decreased by $1.8 million or 16% from $10.9 million in the first half of 2013 to $9.2 million in the first half of 2014. Decreased revenues were reported by DSIT (a decrease from $6.8 million to $5.6 million), GridSense (a decrease from $2.5 million to $2.2 million) and USSI (a decrease from $0.6 million to zero) while OmniMetrix reported a slight increase in revenues (from $1.1 million to $1.3 million). The decrease in revenues at GridSense was due to raw material supply issues and delays caused by production ramp. The decrease in revenues at DSIT was due to weather conditions at a customer's site that limited progress in one of DSIT's projects which required installation of a number of its DDS systems as well as the near-completion of another DDS project in the first half of 2014 without a similar sized project replacing it in backlog.
The decrease in revenues at USSI was due to USSI not delivering on any of its backlog of orders during the first half of 2014. OmniMetrix's increased revenues was attributable to an increase in the number of units being monitored.

Gross profit. Gross profit in the first half of 2014 reflected a decrease of $1.1 million (33%) as compared to the first half of 2013. DSIT's first half 2014 gross profit decreased from $2.6 million to $1.4 million. The decrease in DSIT's gross profit was due to a combination of reduced revenues and reduced gross margins. The reduction in DSIT's gross margin was due to the mix of projects worked on during the period and the aforementioned delay in progress on a major project due to weather conditions which increased project costs. GridSense's first half 2014 gross profit decreased from $1.1 million to $0.6 million. The decrease in GridSense's gross profit was due to both reduced revenues and reduced gross margins. The reduction in GridSense's gross margin was due to product mix and the delivery of lower margin orders secured in the first quarter. USSI continued to show a negative gross profit in the first half of 2014 ($0.4 million in 2014 as compared to $0.9 million in 2013) as it recorded provisions for future production costs that accompanied the technical challenges (water blocking, clamps and more reliable seals and connections) in connection with the fixed price projects for delivering systems for evaluation by the oil supermajor and other smaller projects. OmniMetrix recorded gross profit of $0.8 million in the first quarter of 2014 as compared to a $0.6 million gross profit recorded in 2013. OmniMetrix's gross margin was unchanged at 57% in both 2013 and 2014.
Research and development (“R&D”) expenses. R& D expenses decreased $0.7 million (18%) to $3.4 million in the first half of 2014. Most of the decrease in R&D expenses was at GridSense whose R&D expense decreased from $1.4 million in 2013 to $0.7 million in 2014. The decrease in GridSense R&D was due to the downsizing of GridSense's Australian operations and reduced engineering staff in the U.S. following the restructuring implemented by GridSense in mid-2013. DSIT's R&D expense also declined slightly during the period from $0.7 million in 2013 to $0.6 million in 2014. OmniMetrix's R&D expense was relatively unchanged in 2014 as compared to 2013 while USSI's R&D expense increased from $1.7 million in 2013 to $1.9 million in 2014.
Selling, general and administrative (“SG&A”) expenses. SG&A expenses in the first half of 2014 decreased by $2.0 million (19%) as compared to the first half of 2013. The decreased SG&A was attributable to significant decreases recorded at OmniMetrix, GridSense and at our corporate headquarters. DSIT's SG&A expense in the first half of 2014 was virtually unchanged while USSI reported an increase ($0.2 million) in SG&A expense. The decrease at OmniMetrix ($1.0 million) was attributable to decreased payroll and marketing costs following its restructuring of activities in the second half of 2013. The decrease at GridSense ($0.4 million) is due to the downsizing of GridSense's Australian and U.S. operations following the restructuring implemented by GridSense in mid-2013 as well as refocused sales and marketing activities. The decrease in corporate costs ($0.8 million) is attributable to decreases in salary costs (which decreased by approximately $320,000), investor relations (which decreased by approximately $240,000) and professional fees (which decreased by approximately $150,000). Such reductions are the result of steps taken in the fourth quarter of 2013 to reduce corporate overhead costs. USSI's increased SG&A expense was attributable to increased sales and marketing costs.
Impairment of intangibles. During the second quarter of 2013, a customer with whom OmniMetrix had a significant ongoing relationship at the time of Acorn's acquisition indicated that they would be disconnecting all of their monitoring units over a period of time. As a result, OmniMetrix recorded an impairment of the intangible asset of approximately $1.1 million.
Provision for loss - channel partner. In the second quarter of 2014, we lent a channel partner active in sourcing trials for USSI’s products a total of $640,000 under a secured promissory note. We have taken a full provision on the principal and interest accrued through June 30, 2014.
Restructuring and related costs. In 2013, GridSense recorded a restructuring charge of $0.6 million related to a number of cost cutting measures in GridSense's U.S. and Australian operations. In 2014, GridSense decided to shut down its Australian operations and recorded and additional restructuring charge of $0.1 million. In addition, OmniMetrix adjusted its estimate of its 2013 restructuring charge and recorded an additional restructuring charge of 0.1 million.
Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn Energy of $9.8 million in the first half of 2014 compared to a net loss of $12.1 million in the first half of 2013. The breakdown of our loss in 2014 is as follows: at USSI - $4.2 million, GridSense - $1.8 million, OmniMetrix - $1.0 million and DSIT's losses of $1.0 million with corporate expenses and the provision for loss from the channel partner contributing an additional $2.5 million. These losses were offset by the non-controlling interest's share of our operations of approximately $0.7 million.

Liquidity and Capital Resources

As of June 30, 2014, we had working capital of $12.2 million. Our working capital includes $8.3 million of cash and cash equivalents and restricted deposits of approximately $0.3 million.  Net cash decreased during the six months ended June 30, 2014 by $9.0 million, of which approximately $8.5 million was used in operating activities. The primary use of cash in operating activities during the first six months of 2014 was the cash used in operations by our subsidiaries ($5.4 million, $1.5 million and $0.6 million used by USSI, GridSense and OmniMetrix, respectively) in their operations combined with the $1.6 million of cash used in our corporate operating activities. Our DSIT subsidiary generated $0.6 million of cash from operations during the period.
Cash used in investment activities of $1.7 million was primarily due to the net activity with respect to restricted cash deposits ($0.7 million - all at DSIT), the loan to USSI's channel partner ($0.6 million) and the acquisition of property and equipment ($0.4 million).
Net cash of $1.1 million was provided by financing activities from the net change in short-term debt.
At June 30, 2014, DSIT had approximately $0.9 million of cash, all of which represented restricted deposits in banks ($320,000 current and $540,000 non-current) as collateral for various performance and bank guarantees for projects and its credit facilities. In addition, DSIT had approximately NIS 3.0 million (approximately $0.9 million) in Israeli credit lines available to it from two Israeli banks (approximately $580,000 from one bank and $290,000 from another), of which approximately $0.5 million was then being used. At June 30, 2014, one of DSIT's lines-of-credit has temporarily been reduced by NIS 1.0 million due to the utilization of a portion of the line for guarantees. DSIT expects it's lines of credit to return to the normal level (NIS 4.0 million) by the end of the third quarter. The lines-of-credit are subject to maintaining certain financial covenants. At June 30, 2014, DSIT was in compliance with its financial covenants.
In July 2014, DSIT took a loan from one of its banks. The loan was for NIS 1 million (approximately $290,000) and is to be repaid over a period of two years with monthly payments of approximately $12,000. The loan principal is linked to the Israeli CPI and bears interest at 1.0%.
On July 31, 2014, DSIT had approximately $1.0 million of cash, all of which was restricted ($540,000 current and $460,000 non-current) and was utilizing approximately $0.1 million of its lines-of-credit. We believe that DSIT will have sufficient liquidity to finance its activities from cash flows from its own operations over the next 12 months based on its current cash balance, continued utilization of its lines-of-credit and its operating results, though from time-to-time, DSIT may encounter short-term cash shortfalls due to the timing and/or delays in customer payments. Under such circumstances, Acorn has in the past and expects in the future to lend DSIT funds to bridge these short-term cash shortfalls.

In July 2014, GridSense signed an amendment to its Loan and Security Agreement with a bank to extending the expiration date of its revolving line-of-credit of $1.5 million to June 29, 2015. In addition, the bank agreed to allow GridSense to borrow against 80% of certain accounts receivable balances up to an additional $750,000 for a period of one year (to July 16, 2015). As at June 30, 2014, GridSense was utilizing approximately $1,485,000 of this line-of-credit and had approximately $130,000 of cash. Acorn has guaranteed to the bank amounts outstanding under the line-of-credit and is in compliance with the financial covenants under its guaranty.

On July 31, 2014, GridSense had cash on hand of approximately $345,000 and was utilizing its entire $1.5 million line of credit plus an additional $0.1 million of its accounts receivable financing.. We have no assurance that GridSense will increase its sales or reduce its need for additional financing to support its working capital needs. Additional working capital support may be in the form of an additional or expanded bank line, new investment by others, additional loans by Acorn, or a combination of the above. The availability and amount of any additional loans from us in GridSense may be limited by the working capital needs of our corporate activities and other operating companies.

As it did in the second half of 2013, Acorn continues to lend GridSense money from time to time for GridSense's working capital needs. In February of 2014, GridSense repaid its $275,000 outstanding balance (at December 31, 2013) to Acorn and subsequently borrowed an additional $1,070,000 (through July 31, 2014). GridSense anticipates repaying $820,000 of this loan balance by year end if they meet their sales goals. GridSense has repaid $250,000 of this amount in August 2014.

OmniMetrix has no other sources of financing other than its sales and loans from Acorn. In late 2013, our Board approved a $500,000 loan to OmniMetrix to provide working capital to pursue new sales opportunities. Such loan availability was subsequently increased to $850,000. During the first half of 2014, Acorn lent OmniMetrix a total of $430,000 with no draw taking place in the second quarter. During July 2014, OmniMetrix borrowed an additional $90,000 from Acorn.

On July 31, 2014, OmniMetrix had cash on hand of approximately $50,000. In 2014, OmniMetrix may need additional financing above our expected loans to them as noted above. The level of additional financing will be dependent upon the level of penetration by OmniMetrix into the power generation monitoring market and the realization of synergies with GridSense. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. OmniMetrix is exploring the availability of local bank financing. There is no assurance that financing from a bank or any other party will be available in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

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

As of July 31, 2014, USSI had cash on hand of approximately $220,000 and was utilizing approximately $1.5 million of its line-of-credit. USSI will continue to require working capital support while it continues to transition from development to production and as it continues to work on refining its manufacturing capabilities. USSI was in compliance with the banks covenants at June 30, 2014. During the first seven months of 2014 we invested $5.8 million in USSI to support its working capital requirements and anticipate investing at least an additional $3.2 million over the balance of 2014. We expect that USSI's working capital requirements will ultimately lessen if and when it begins to have commercial scale orders. We cannot however, provide any assurance as to whether or when such orders will be received. It therefore may be necessary to realign expenses at USSI with the scope of current and near-term revenues. New management is currently evaluating possible steps that may be taken.

As of July 31, 2014, our corporate operations (not including cash at any subsidiaries) had a total of approximately $6.2 million in cash and cash equivalents ($2.8 million in U.S. banks and $3.4 million in Israeli banks (all of which can be repatriated without any tax consequence)) representing a decrease of $1.5 million from our balance of $7.7 million at June 30, 2014. The decrease in cash was the result of an investment of $1.0 million in USSI and loans of $150,000 to GridSense and $90,000 to OmniMetrix.The balance of cash used in the month of July was for corporate expenses.
As of July 31, 2014, we had a total of approximately $6.2 million in cash and cash equivalents. We are uncertain as to whether our current cash plus any cash generated from operations and borrowing from available lines of credit, if necessary, will provide sufficient liquidity to finance the operating activities of Acorn and the operations of our operating subsidiaries for the foreseeable future or the next 12 months in particular. If we need to continue fund USSI's operations at the same levels we have in the past, we will not have sufficient cash to finance all of our operations. We believe we have three options for improving our liquidity. We can either access the capital markets, divest from one or more of our assets or find a strategic partner for one or more of our businesses.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of June 30, 2014.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending June 30, (in thousands)
	Total	2015	2016 - 2017	2018 - 2019	2020 and thereafter
Bank and other debt, utilized lines-of-credit and capital leases	$3,441	$3,441	$—	$—	$—
Operating leases	2,178	913	968	215	82
Potential severance obligations (1)	5,299	270	1,360	144	3,525
Minimum royalty payments (2) (3) (4)	400	50	100	100	150
Total contractual cash obligations	$11,318	$4,674	$2,428	$459	$3,757

We expect to finance these contractual commitments from cash currently on hand and cash generated from operations.

(1) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances.  The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary.  These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies.  As of June 30, 2014, we accrued a total of $4.9 million for potential severance obligations to our Israeli employees of which approximately $3.7 million was funded.

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

(5) In July 2014, DSIT received approval for a new grant from  MEIMAD. The total grant expected to be received is approximately $550,000 over a two-year period representing a 50% participation in DSIT's expenses. Such grant from MEIMAD is subject to repayment of royalties if a commercial product is developed. The above table does not include any royalties that may be paid under this arrangement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Risk
Our non-US dollar monetary assets and liabilities (net assets of approximately $0.1 million) in Israel at our DSIT subsidiary are exposed to fluctuations in exchange rates. In addition, our non-US dollar monetary assets and liabilities (net liability of approximately $0.3 million) in Australia at our GridSense subsidiary are also exposed to fluctuations in exchange rates. At times, our DSIT subsidiary enters into various hedging contracts which do not qualify as hedging instruments under accounting principles to try to mitigate its foreign currency exposure risks. DSIT currently does not have any open hedging contracts. GridSense does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its foreign currency exchange rate exposures. Furthermore, approximately $4.4 million of our backlog of projects are contracts and orders that are not fully denominated in US dollars.

Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, restricted deposits, trade receivables and unbilled revenue.  The counterparty to a significant portion of our cash and cash equivalents ($4.2 million) is in money markets of two major financial institutions. We do not believe there is significant risk of non-performance by these counterparties.   The counterparty to our restricted deposits ($0.9 million) and well as approximately $3.5 million of our cash and cash equivalents are two major Israeli banks. We do not believe there is significant risk of non-performance by these counterparties. Approximately 46% ($1.4 million) of the trade accounts receivable at June 30, 2014 was due from four customers that pay over usual credit periods.  Credit risk with respect to the remaining balance of trade receivables is generally diversified due to the number of entities comprising our customer base. Approximately 85% ($6.1 million) of the balance in unbilled revenue at June 30, 2014 was due from five customers that have historically paid their trade receivables over usual credit periods.  Credit risk with respect to the remaining balance of unbilled revenue is generally diversified due to the number of entities comprising our customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In the normal course of business, we are exposed to fluctuations in interest rates on our lines-of-credit ($1.2 million available; $0.5 million of which was being used at June 30, 2014) to finance our operations in Israel. Such lines-of-credit and loan bear interest at interest rates that are linked to the Israeli prime rate (2.25% at both December 31, 2013 and June 30, 2014).

Our GridSense and USSI subsidiaries are also exposed to fluctuations in interest rates on their lines of credit ($1.5 million available for each; approximately $1.5 million and $1.5 million, respectively, being used at June 30, 2014). Their lines of credit are linked to the U.S. prime rate (3.25% at both December 31, 2013 and June 30, 2014).

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

PART II

ITEM 6.	EXHIBITS.

#10.1*	Amendment to Employment Agreement - Michael Barth

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1
The following financial statements from Acorn Energy's Form 10-Q for the quarter ended June 30, 2014, filed on August 11, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Dated: August 11, 2014

By: /s/ MICHAEL BARTH
Michael Barth
Chief Financial Officer