Form 10-Q
period 2014-09-30
ACORN ENERGY, INC.
filed 2014-11-12
CIK 880984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2014
Common Stock, $0.01 par value per share	26,475,591

ACORN ENERGY, INC.
Quarterly Report on Form 10-Q
for the Quarterly Period Ended September 30, 2014

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

PART I

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31, 2013	As of September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$17,279	$4,000
Restricted deposit	306	525
Accounts receivable, net	5,710	4,657
Unbilled revenue	6,421	6,719
Inventory, net	4,540	6,480
Other current assets	1,695	1,972
Total current assets	35,951	24,353
Property and equipment, net	2,432	2,268
Severance assets	3,539	3,230
Restricted deposit	—	540
Intangible assets, net	3,735	3,390
Goodwill	4,429	4,352
Other assets	870	894
Total assets	$50,956	$39,027
LIABILITIES AND EQUITY
Current liabilities:
Short-term bank credit and current maturities of long-term bank debt	$2,303	$4,808
Accounts payable	3,086	3,804
Accrued payroll, payroll taxes and social benefits	2,527	1,984
Deferred revenue	2,764	2,564
Other current liabilities	3,191	2,776
Total current liabilities	13,871	15,936
Long-term liabilities:
Accrued severance	4,973	4,646
Long-term debt	—	113
Other long-term liabilities	600	887
Total long-term liabilities	5,573	5,646
Commitments and contingencies
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 30,000,000 shares; Issued –22,957,859 and 22,991,797 shares at December 31, 2013 and September 30, 2014, respectively	229	229
Additional paid-in capital	93,943	94,605
Warrants	526	526
Accumulated deficit	(59,447)	(73,127)
Treasury stock, at cost – 801,920 shares at December 31, 2013 and September 30, 2014	(3,036)	(3,036)
Accumulated other comprehensive income	184	40
Total Acorn Energy, Inc. shareholders’ equity	32,399	19,237
Non-controlling interests	(887)	(1,792)
Total equity	31,512	17,445
Total liabilities and equity	$50,956	$39,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Nine months ended September 30,		Three months ended September 30,
	2013	2014	2013	2014
Revenues:
Projects	$10,519	$9,166	$3,278	$3,720
Products	4,198	4,240	1,323	1,474
Services	1,214	1,410	381	445
Total revenues	15,931	14,816	4,982	5,639
Cost of sales:
Projects	8,535	7,591	2,972	3,035
Products	2,609	3,088	839	974
Services	331	356	112	125
Total cost of sales	11,475	11,035	3,923	4,134
Gross profit	4,456	3,781	1,059	1,505
Operating expenses:
Research and development expenses, net of credits	6,336	5,141	2,219	1,756
Selling, general and administrative expenses	15,221	11,993	4,995	3,757
Impairment of intangibles	6,731	—	5,615	—
Provision for loss - channel partner	—	649	—	—
Restructuring and related charges	1,366	382	772	184
Total operating expenses	29,654	18,165	13,601	5,697
Operating loss	(25,198)	(14,384)	(12,542)	(4,192)
Finance income (expense), net	80	(135)	(9)	56
Loss before income taxes	(25,118)	(14,519)	(12,551)	(4,136)
Income tax expense, net	(228)	(125)	(143)	(12)
Net loss	(25,346)	(14,644)	(12,694)	(4,148)
Net loss attributable to non-controlling interests	885	964	382	299
Net loss attributable to Acorn Energy, Inc. shareholders	$(24,461)	$(13,680)	$(12,312)	$(3,849)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders	$(1.35)	$(0.62)	$(0.68)	$(0.17)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	18,086	22,184	18,091	22,190

Dividends declared per common share	$0.035	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Nine months ended September 30,		Three months ended September 30,
	2013	2014	2013	2014

Net loss attributable to Acorn Energy, Inc. shareholders	$(24,461)	$(13,680)	$(12,312)	$(3,849)
Other comprehensive income (loss):
Foreign currency translation adjustments	(391)	(159)	1	(325)
Comprehensive loss	(24,852)	(13,839)	(12,311)	(4,174)
Comprehensive (income) loss attributable to non-controlling interests	(7)	15	(2)	15
Comprehensive loss attributable to Acorn Energy, Inc. shareholders	$(24,859)	$(13,824)	$(12,313)	$(4,159)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock		Additional Paid-In Capital		Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Acorn Energy, Inc. Shareholders’ Equity	Non-controlling interests	Total Equity
As of December 31, 2013	22,958	$229		$93,943		$526	$(59,447)	$(3,036)	$184	$32,399	$(887)	$31,512
Net loss	—	—		—		—	(13,680)	—	—	(13,680)	(964)	(14,644)
Differences from translation of subsidiaries’ financial statements	—	—		—		—	—	—	(144)	(144)	(15)	(159)
Stock option compensation	—	—		662		—	—	—	—	662	—	662
Stock option compensation of subsidiaries	—	—		—		—	—	—	—	—	74	74
Exercise of options	34	—	*	—	*	—	—	—	—	—	—	—
Balances as of September 30, 2014	22,992	$229		$94,605		$526	$(73,127)	$(3,036)	$40	$19,237	$(1,792)	$17,445

* Less than $1

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Nine months ended September 30,
	2013	2014
Cash flows used in operating activities:
Net loss	$(25,346)	$(14,644)
Adjustments to reconcile net loss to net cash provided by operating activities (see Schedule A)	8,862	847
Net cash used in operating activities	(16,484)	(13,797)
Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	(2,670)	(532)
Loan to channel partner	—	(640)
Restricted deposits	(267)	(868)
Release of restricted deposits	282	96
Amounts funded for severance assets	(76)	(152)
Net cash used in investing activities	(2,731)	(2,096)
Cash flows provided by (used in) financing activities:
Short-term bank credit, net	1,171	2,370
Proceeds from borrowings of long-term debt	—	292
Repayments of long-term debt	(117)	(24)
Dividends paid	(517)	—
Net cash provided by financing activities	537	2,638

Effect of exchange rate changes on cash and cash equivalents	(100)	(24)

Net decrease in cash and cash equivalents	(18,778)	(13,279)
Cash and cash equivalents at the beginning of the period	26,147	17,279
Cash and cash equivalents at the end of the period	$7,369	$4,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

		Nine months ended September 30,
		2013	2014
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Depreciation and amortization	$1,177	$969
	Impairment of intangible assets	6,731	—
	Abandonment of fixed assets	573	—
	Inventory write-off	641	1,156
	Adjustment of fixed assets to net realizable value	541	—
	Provision for loss - channel partner	—	649
	Increase in accrued severance	106	191
	Stock-based compensation	982	736
	Deferred taxes	(2)	122
	Other	66	(79)
	Change in operating assets and liabilities:
	Decrease (increase) in accounts receivable, unbilled revenue, other current and other assets	(111)	402
	Increase in inventory	(847)	(3,098)
	Decrease in accounts payable, accrued payroll, payroll taxes and social benefits, deferred revenues, other current liabilities and other liabilities	(995)	(201)
		$8,862	$847
B.	Non-cash investing and financing activities:
	Value of shares issued under dividend reinvestment plan	$117
	Adjustment of additional paid-in-capital and non-controlling interests from additional investment by Acorn in DSIT	$202

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. All dollar amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.
Certain reclassifications have been made to the Company's condensed consolidated financial statements for the nine month period ended September 30, 2013 to conform to the current period's condensed consolidated financial statement presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2—RECENT AUTHORITATIVE GUIDANCE

Other than the announcement noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2014, that are of material significance, or have potential material significance, to the Company.

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

NOTE 3— INVESTMENTS

Investment in US Seismic Systems®, Inc. ("USSI®")

                The Company currently owns approximately 95.7% of USSI on an as converted basis (which amount would be diluted to approximately 88.4% if all options which could be awarded under USSI's 2012 Stock Purchase Plan were awarded and exercised). Through December 31, 2013, the Company invested $7,584 in USSI common shares (of which $5,355 was in cash and $2,229 was in Acorn common shares) and an additional $16,750 in USSI Preferred Stock. In addition, in 2013, the Company advanced USSI $1,355 in contemplation of a new investment agreement. During the first nine months of 2014, the Company advanced an additional $7,758 to USSI in contemplation of a new investment agreement.

Loan to Channel Partner
In the second quarter of 2014, the Company lent a channel partner (“CP”) active in sourcing trials for USSI’s products a total of $640 under a secured promissory note ("the Note"). The loan bears interest at 8%. CP granted the Company, as security for the loans made pursuant to the Note, a first, secured lien on all of CP's receivables from customer accounts and all intellectual property used in its business. The loan and any accrued and unpaid interest was due and payable not later than the earlier of (i) the date CP collects customer receivables in the amount of the then-outstanding principal amount, or (ii) June 30, 2014. As of the date of this filing, the loan is in default. The Company has taken a full provision on the $640 of principal as well as the $9 of interest accrued through June 30, 2014. The Company has ceased accruing interest on the Note. The Company is evaluating its options and rights under the Note and accompanying security instruments.

Investment in DSIT Solutions, Ltd. ("DSIT")

In July 2013, the Company entered into a Stock Purchase Agreement with DSIT (the "DSIT SPA") pursuant to which the Company converted a prior loan of approximately $800 into additional ordinary (common) shares of DSIT. The Company also converted $2,800 in advances and loans into DSIT's Participating Preferred Stock (the “DSIT Preferred Stock”). At the closing, Acorn purchased an additional $800 of DSIT Preferred Stock and committed to purchasing an additional $1,400 of DSIT Preferred Stock.

The DSIT Preferred Stock provided that upon any future liquidation of DSIT, to the extent funds are available for distribution to DSIT's stockholders after the satisfaction of any DSIT liabilities at that time, DSIT would first repay the Company for the purchase price of its DSIT Preferred Stock (the “Liquidation Preference”). Thereafter, the Company would receive a further payment for such shares ratably with all other DSIT ordinary stock holders as though the Company's shares of DSIT Preferred Stock were the same number of DSIT ordinary shares.

In September 2013, the Company informed DSIT that it did not plan to fund payment of the remaining $1,400 it had committed to invest in DSIT. In August 2014, the DSIT SPA was amended to release Acorn from the obligation to make the additional investment. Under the amended DSIT SPA, in consideration for amending the DSIT SPA, the Company agreed to waive the Liquidation Preference. The Company still would receive payment for such shares ratably with all other DSIT ordinary stock holders as though the Company's shares of DSIT Preferred Stock were the same number of DSIT ordinary shares.

The Company currently owns approximately 88.3% of DSIT on an as converted basis. If all the options to purchase all shares of DSIT ordinary stock available under the DSIT Option Plan are granted and exercised, the Company would own approximately 77.4% of DSIT on a fully diluted as converted basis.

NOTE 4— RESTRUCTURING AND RELATED CHARGES

(a) GridSense®
During the second quarter of 2013, following a change in its management, the Company's GridSense segment made a decision to restructure operations in both its USA and Australian entities. This action was taken primarily in order to improve efficiency based on GridSense's revenue mix and skills mix. In 2013, GridSense recorded a restructuring charge related to employee severance and termination benefits and additional restructuring charges of $594 of which $63 was unpaid at December 31, 2013. During the second quarter of 2014, GridSense decided to shut down its Australian offices in the third quarter of 2014 in an effort to reduce costs and streamline operations. GridSense will continue to sell all of its current products in Australia and the surrounding areas through a network of distributors. With respect to the decision to shut down its Australian offices and a further reduction of personnel in the US, GridSense recorded a restructuring charge of $198 in 2014.
The following table presents activity during the nine months ended September 30, 2014 related to GridSense's restructuring:

	Employee severance and termination benefits	Other costs	Total
Balance at December 31, 2013	$63	$—	$63
Provision	119	79	198
Cash payments	(78)	(73)	(151)
Non-cash settlements	(27)	—	(27)
Balance at September 30, 2014	$77	$6	$83

The $83 of remaining accrued restructuring charge is expected to be paid in full in the first half of 2015 and is included in Other current liabilities in the Company's condensed consolidated balance sheets.

(b) OmniMetrixTM
During the third quarter of 2013, OmniMetrix restructured its operations to better align expenses with revenues following a change in management. The restructuring involved employee severance and termination benefits ($178) as well as a charge for a significant reduction in the utilization of its leased facility in Buford, Georgia ($202 ), and a write-down of a majority of the remaining book value of leasehold improvements associated with the leased facility ($415). At December 31, 2013, $45 of the employee severance and termination benefits charge and $194 of the lease payments associated with the reduced utilization of the leased facility in Buford, Georgia remained unpaid. In 2014, OmniMetrix adjusted its estimated exit costs for its leased facility in Buford, Georgia and increased the provision by $96.
The following table presents activity during the nine months ended September 30, 2014 related to OmniMetrix's restructuring:

	Employee severance and termination benefits	Facilities	Total
Balance at December 31, 2013	$45	$194	$239
Adjustments	—	96	96
Cash payments	(45)	(32)	(77)
Balance at September 30, 2014	$—	$258	$258

The total remaining accrued restructuring balance of $258 is expected to be paid in full by December 31, 2019 and is included in Other current liabilities ($42) and Other liabilities ($216) in the Company's condensed consolidated balance sheets.

(c) USSI
During the third quarter of 2014, USSI decided to restructure its operations to better align expenses with revenues following a change in its management. The restructuring involved employee severance and termination benefits ($88). The entire balance of the accrued restructuring balance at September 30, 2014 is expected to be paid in the next twelve months and accordingly is included in Other current liabilities in the Company's condensed consolidated balance sheets.

NOTE 5—NON-CONTROLLING INTERESTS

The composition of the net loss attributable to non-controlling interests (“NCI”) is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2013	2014	2013	2014
Net income (loss) attributable to NCI in DSIT	$(25)	$(98)	$(47)	$40
Net loss attributable to NCI in USSI	(860)	(866)	(335)	(339)
Net loss attributable to NCI	$(885)	$(964)	$(382)	$(299)

NOTE 6—INVENTORY, NET

The composition of inventory is as follows:

	As of December 31, 2013	As of September 30, 2014
Raw materials	$2,771	$4,400
Work-in-process	506	1,378
Finished goods	1,263	702
	$4,540	$6,480

At December 31, 2013 and September 30, 2014, the Company's inventory reserve was $1,139 and $2,055, respectively.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

(a) Goodwill

The changes in the carrying amounts of goodwill by segment from December 31, 2013 to September 30, 2014 were as follows:

	Energy & Security Sonar Solutions segment	GridSense segment	Oil & Gas Sensor systems segment	Total
Balance as of December 31, 2013	$581	$2,446	$1,402	$4,429
Translation adjustment	(35)	(42)	—	(77)
Balance as of September 30, 2014	$546	$2,404	$1,402	$4,352

(b) Intangibles

The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2013 to September 30, 2014 were as follows:

	Energy & Security Sonar Solutions segment		GridSense segment		Oil & Gas Sensor systems segment
	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Total
Balance as of December 31, 2013	$572	$(482)	$2,271	$(811)	$2,715	$(530)	$3,735
Amortization	—	(61)	—	(152)	—	(113)	(326)
Translation adjustment	(35)	27	(25)	14	—	—	(19)
Balance as of September 30, 2014	$537	$(516)	$2,246	$(949)	$2,715	$(643)	$3,390
Weighted average estimated useful lives in years	6.0		11.1		20.0

*    Accumulated amortization

The composition of intangibles in each of the Company's segments are as follows:

Segment	Type of Intangible
Energy & Security Sonar Solutions	Naval technologies
GridSense	Software, customer relationships and trade name
USSI	Sensor technologies and license

     Amortization expense for the nine months ended September 30, 2013 and 2014 amounted to $733 and $326, respectively. Amortization expense with respect to intangible assets is estimated to be $368, $348, $348, $348 and $331 for each of the years ending September 30, 2015 through 2019.

NOTE 8—EQUITY

(a)	Acorn Stock Options

A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,401,658	$5.49
Granted	469,303	$2.49
Exercised	(33,938)	$2.51
Forfeited or expired	(146,062)	$3.77
Outstanding at September 30, 2014	1,690,961	$4.87	3.7 years	$—
Exercisable at September 30, 2014	1,150,577	$5.49	3.7 years	$—

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

The fair value of the options granted ($1.60 during the nine months ended September 30, 2014) was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.4%
Expected term of options	7.2 years
Expected annual volatility	63%
Expected dividend yield	—%

(b)	Stock-based Compensation Expense

Stock-based compensation expense included in the Company’s Condensed Statements of Operations for three and nine month periods ended September 30, 2013 and 2014 was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2013	2014	2013	2014
Cost of sales	$44	$2	$44	$2
Research and development expenses, net of credits	31	59	10	33
Selling, general and administrative expenses	907	675	329	81
Total stock-based compensation expense	$982	$736	$383	$116

(c)	Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance.  A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2013	285,281	$3.18
Granted	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2014	285,281	$3.18	3.8 years

NOTE 9—FAIR VALUE MEASUREMENTS

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at September 30, 2014
	Level 1	Level 2	Level 3	Total
Restricted deposits – current and non-current	$1,065	$—	$—	$1,065
Total	$1,065	$—	$—	$1,065

	As at December 31, 2013
	Level 1	Level 2	Level 3	Total
Restricted deposits – current and non-current	$306	$—	$—	$306
Total	$306	$—	$—	$306

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

(4)
The Company's M2M Critical Asset Monitoring & Control ("M2M") (formerly Power Generation Monitoring) segment provides M2M (machine-to-machine) wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. These activities are performed through the Company's OmniMetrix subsidiary.

Other operations include certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities performed by the Company's DSIT subsidiary as well as Cathodic Protection activities in the Company's OmniMetrix subsidiary that do not meet the quantitative thresholds under applicable accounting principles.

	Energy & Security Sonar Solutions	GridSense	Oil & Gas Sensor Systems	M2M	Other	Total
Nine months ended September 30, 2014
Revenues from external customers	$8,112	$3,362	$471	$1,587	$1,284	$14,816
Intersegment revenues	—	—	—	—	—	—
Segment gross profit (loss)	2,189	942	(858)	854	654	3,781
Restructuring and related charges	—	198	88	77	19	382
Depreciation and amortization	212	194	473	52	36	967
Stock compensation expense	2	33	64	—	—	99
Segment net loss before income taxes	(638)	(2,443)	(6,880)	(1,209)	(61)	(11,231)

Nine months ended September 30, 2013
Revenues from external customers	$8,723	$3,543	$1,148	$1,215	$1,302	$15,931
Intersegment revenues	—	—	39	—	—	39
Segment gross profit (loss)	3,187	1,498	(1,538)	616	693	4,456
Impairment of intangibles	—	—	—	5,341	1,390	6,731
Restructuring and related charges	—	594	—	583	189	1,366
Depreciation and amortization	182	266	275	311	140	1,174
Stock compensation expense	44	—	101	—	—	145
Segment net income (loss) before income taxes	110	(3,549)	(6,838)	(8,720)	(2,127)	(21,124)

Three months ended September 30, 2014
Revenues from external customers	$3,075	$1,153	$471	$531	$409	$5,639
Intersegment revenues	—	—	—	—	—	—
Segment gross profit (loss)	1,044	391	(428)	290	208	1,505
Restructuring and related charges	—	96	88	—	—	184
Depreciation and amortization	67	63	183	17	12	342
Stock compensation expense	2	27	—	—	—	29
Segment net loss before income taxes	140	(665)	(2,686)	(358)	(1)	(3,570)

Three months ended September 30, 2013
Revenues from external customers	$2,537	$1,069	$513	$411	$452	$4,982
Intersegment revenues	—	—	—	—	—	—
Segment gross profit (loss)	852	448	(688)	177	270	1,059
Impairment of intangibles	—	—	—	4,225	1,390	5,615
Restructuring and related charges	—	—	—	583	189	772
Depreciation and amortization	65	77	106	105	51	404
Stock compensation expense	44	—	33	—	—	77
Segment net loss before income taxes	(204)	(812)	(2,668)	(5,844)	(1,804)	(11,332)

Reconciliation of Segment Loss to Consolidated Net Loss Before Income Taxes

	Nine months ended September 30,		Three months ended September 30,
	2013	2014	2013	2014
Total net loss before income taxes for reportable segments	$(18,997)	$(11,170)	$(9,528)	$(3,569)
Other operational segment net loss before income taxes	(2,127)	(61)	(1,804)	(1)
Total segment net loss before income taxes	(21,124)	(11,231)	(11,332)	(3,570)
Unallocated cost of corporate headquarters*	(3,964)	(2,678)	(1,209)	(693)
Provision for loss - channel partner	—	(649)	—	—
Unallocated benefit (cost) of DSIT headquarters	(30)	39	(10)	127
Consolidated loss before income taxes	$(25,118)	$(14,519)	$(12,551)	$(4,136)

* Includes stock compensation expense of $190 and $79 for the three month periods ended September 30, 2013 and 2014, respectively and $721 and $629 for the nine month periods ended September 30, 2013 and 2014, respectively.

NOTE 11 — SUBSEQUENT EVENTS

Acorn Private Placement
On November 5, 2014, the Company closed on a private placement of unregistered shares of common stock and warrants to purchase common stock. The Company received gross proceeds of $4,500 ($4,042 net of transaction costs) and issued 4,285,714 unregistered shares of common stock at a price per share of $1.05 and warrants to purchase up to 2,142,857 shares of common stock at an exercise price of $1.30 per share. The warrants are non-exercisable for six months from the date of the closing and have a term of five years, six months. At the closing, pursuant to the terms of the Placement Agent Agreement, in addition to its cash fee (included in the transaction costs), the placement agent received warrants to purchase 214,285 shares of the Company’s common stock at an exercise price of $1.26 per share. The placement agent's warrants are non-exercisable for six months from the date of the closing and have a term of five years.

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

	Nine months ended September 30, 2014
	DSIT	OmniMetrix	GridSense	USSI	Acorn	Total
Revenues	$8,982	$2,001	$3,362	$471	$—	14,816
Cost of Sales	6,436	850	2,420	1,329	—	11,035
Gross profit	2,546	1,151	942	(858)	—	3,781
Gross profit margin	28%	58%	28%			26%
R& D expenses, net of credits	783	458	894	3,006	—	5,141
Selling, general and administrative expenses	2,414	1,913	2,129	2,859	2,678	11,993
Impairment of intangibles	—	—	—	—	—	—
Restructuring and related charges	—	96	198	88	—	382
Provision for loss - channel partner	—	—	—	—	649	649
Operating loss	$(651)	$(1,316)	$(2,279)	$(6,811)	$(3,327)	$(14,384)

	Nine months ended September 30, 2013
	DSIT	OmniMetrix	GridSense	USSI	Acorn	Total
Revenues	$9,631	$1,609	$3,543	$1,148	$—	$15,931
Cost of Sales	6,009	735	2,045	2,686	—	11,475
Gross profit	3,622	874	1,498	(1,538)	—	4,456
Gross profit margin	38%	54%	42%	(134)%		28%
R& D expenses, net of credits	1,146	499	1,787	2,904	—	6,336
Selling, general and administrative expenses	2,503	3,668	2,707	2,378	3,965	15,221
Impairment of intangibles	—	6,731	—	—	—	6,731
Restructuring and related charges	—	772	594	—	—	1,366
Operating loss	$(27)	$(10,796)	$(3,590)	$(6,820)	$(3,965)	$(25,198)

	Three months ended September 30, 2014
	DSIT	OmniMetrix	GridSense	USSI	Acorn	Total
Revenues	$3,337	$678	$1,153	$471	$—	$5,639
Cost of Sales	2,193	280	762	899	—	4,134
Gross profit	1,144	398	391	(428)	—	1,505
Gross profit margin	34%	59%	34%	(91)%		27%
R& D expenses, net of credits	228	206	243	1,079	—	1,756
Selling, general and administrative expenses	773	570	654	1,067	693	3,757
Impairment of intangibles	—	—	—	—	—	—
Restructuring and related charges	—	—	96	88	—	184
Provision for loss - channel partner	—	—	—	—	—	—
Operating income (loss)	$143	$(378)	$(602)	$(2,662)	$(693)	$(4,192)

	Three months ended September 30, 2013
	DSIT	OmniMetrix	GridSense	USSI	Acorn	Total
Revenues	$2,852	$548	$1,069	$513	$—	$4,982
Cost of Sales	1,826	275	621	1,201	—	3,923
Gross profit	1,026	273	448	(688)	—	1,059
Gross profit margin	36%	50%	42%	(134)%		21%
R& D expenses, net of credits	423	231	361	1,204	—	2,219
Selling, general and administrative expenses	856	1,301	860	768	1,210	4,995
Impairment of intangibles	—	5,615	—	—	—	5,615
Restructuring and related charges	—	772	—	—	—	772
Operating loss	$(253)	$(7,646)	$(773)	$(2,660)	$(1,210)	$(12,542)

BACKLOG
As of September 30, 2014, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

DSIT Solutions	$12.0
GridSense	1.8
OmniMetrix	1.7
USSI	1.9
Total	$17.4

RECENT DEVELOPMENTS

Private Placement
On November 5, Acorn closed on a private placement of unregistered shares of common stock and warrants to purchase common stock. Upon the closing of this financing, Acorn received gross proceeds of approximately $4.5 million (approximately $4.0 million, net of transaction costs) resulting from the issuance and sale of 4,285,714 unregistered shares of common stock at a price per share of $1.05 and warrants to purchase up to 2,142,857 shares of common stock at an exercise price of $1.30 per share. The warrants are non-exercisable for six months after the closing of the financing and have a term of five and a half years. At the closing, pursuant to the terms of the Placement Agent Agreement, in addition to its cash fee (included in the transaction costs), the placement agent received warrants to purchase 214,285 shares of Acorn's common stock at an exercise price of $1.26 per share. The placement agent's warrants are non-exercisable for six months from the date of the closing and have a term of five years.

New Director

On November 6, 2014, Edgar S. Woolard, Jr. was appointed to Acorn's Board of Directors. Mr. Woolard will fill the vacancy created by the recent resignation of Andy Sassine. Mr. Woolard served as chairman and chief executive officer of DuPont from 1989 to 1995 and as chairman until 1997. While chairman of Conoco he led its IPO and initiated the company’s merger with Phillips Petroleum. He also served on the Boards of the New York Stock Exchange, Inc., Citigroup, Inc., IBM, Bell Atlantic-Delaware and director of Apple Computer Inc.

USSI
Two published peer-reviewed papers presented at the October 2014 Annual Meeting of the Society of Exploration Geophysicists indicated that US Seismic System’s Optiphone HD™ 3C fiber-optic sensor system proved superior to existing downhole well monitoring technologies.
One test was conducted by the ConocoPhillips Company near Houston, in the Texas Eagle Ford shale formation, and the other test was performed by SR2020, in Devine, Texas.
The ConocoPhillips study concluded that the USSI Optiphone HD™ system proved superior in detecting seismic events both when compared to industry standard Geospace Technology’s analog Oyo tool and a fiber optic Distributed Acoustic Systems (DAS) tool. The SR2020 paper underscored the advantages of pure fiber sensor systems as they do not require inside-the-borehole digitizing electronics or electrical power, stating that they are ideally suited for high-temperature and high-pressure down-hole environments for the purpose of active source reservoir characterization and monitoring, as well as passive hydraulic fracture or injection monitoring.
In partnership with a European oil and gas multinational and a US exploration and production company, USSI successfully completed a two week long hydraulic fracture monitoring project. The project enabled USSI to implement both the design and process improvements adopted following our aborted deep well test from this past spring. The project took place in Texas at the behest of the European multinational who wanted to assess the capabilities of the USSI technology during an actual frac job. The test confirmed that we can successfully deploy and retract our sensor array in a working well.

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

·    M2M Critical Asset Monitoring & Control (formerly the Power Generation (“PG”) Monitoring segment). These products and services are provided by our OmniMetrix, LLC (“OmniMetrix”) subsidiary. OmniMetrix provides M2M (machine-to-machine) wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications.

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

USSI

USSI's is engaged in developing and producing “state of the art” fiber optic sensing systems for the energy market. The primary product lines for which USSI is currently developing products include downhole fiber optic sensor systems for hydraulic fracture monitoring used in unconventional oil and gas exploration and recovery, and 4D seismic reservoir monitoring systems. We believe that the only way to improve understanding of the subsurface is via seismic monitoring with sensors specifically designed to detect and locate microseismic events. We believe that the market for advanced seismic monitoring is sizable.

USSI is in the process of establishing a multi-channel go to market strategy that will encompass a variety of service providers. These providers will aid in the adoption of our tool in the following markets:

•High pressure high temperature microseismic monitoring
•High pressure high temperature land based borehole VSP
•Ocean bottom seismic monitoring
•Offshore borehole VSP
•Monitoring steam flow, water or CO2 flood for reservoir development

USSI targets its products into the oilfield geophysics market and its potential customers are primarily the oilfield service companies. We are currently focused on completing what we believe are the final steps toward having a commercial product that we hope will lead to reference customers. As a result of several recent customer trials, USSI believes that its products may be of particular interest to those oilfield services companies supporting hydraulic-fracturing in high temperature fields who further desire the ability to deploy and retract sensing devices in addition to those seeking to permanently embed them in their customers’ wells. We have developed a custom deployment system to deliver our arrays into deep wells. USSI’s products are also designed for mid and low temperature deployments as well. In addition, we are exploring opportunities for deployments in shallow applications such as diatomite fields.

Our path toward full-scale production and, we believe, ultimate profitability, involves our successfully implementing the following steps:

•
Complete commercial readiness tests. Customer feedback from the trials to date tell us that our data is excellent and that we meet or exceed our own published specs, i.e., the tool works. We need to prove that our systems can be reliably deployed and used in deep, hot wells in order to position ourselves to fulfill commercial-level sales. We are currently engaged in testing our system in a test well at the Devine test site on the University of Texas campus. We have already successfully completed first stage testing of our high fidelity, high temperature, hydraulic clamp system. The next stage of the clamp testing will be followed by a high temperature test in December;

•
Demonstrate the economic value of the data collected by our sensors to our target customers. This demonstration of value is being achieved through field trials with producers and the oilfield services companies that support them. Our customers have informed us that our systems provide them with data that is superior to what they are currently using. Two recently released peer-reviewed studies have confirmed that USSI’s sensor provides better images of the subsurface to find and recover more oil and gas with less capital expenditures than both conventional and a competing new technology;

•
Work with service providers to make available a fleet of lease arrays to promote early adoption of our technology. We have built such a system for lease and have recently deployed it in a deep-well hydraulic fracture job;

•	Continue to pursue all relevant commercial opportunities to drive revenue and growth in 2015.

The near term goal is to attract the appropriate strategic partner that will help further commercialize the sensor and expand our presence in the oil and gas fields of North America and we are engaged in discussions with significant service providers about potential cooperation.
               USSI’s financial performance has been consistent with a development stage company. During 2013, we ramped up USSI’s manufacturing capabilities and head count in anticipation of order volumes which have not yet materialized.  As noted above, our delivery of the super major’s order has been delayed to the fourth quarter of 2014 and its deployment by them is not expected to occur until 2015. In view of that and other delays, we now do not anticipate significant array sales until at least sometime in 2015. Accordingly, we have begun to realign expenses at USSI with the scope of current and near-term revenues and at the end of the third quarter enacted a plan and reduced our headcount by 15 employees (28%). Such reduction will reduce our quarterly burn rate by approximately $300,000. USSI will continue to monitor its cost structure and expected future revenues and will make further adjustments in the future if deemed warranted by circumstances.
On a quarterly basis, USSI revenue continues to be erratic due to the number and size of projects that USSI is able to complete and deliver during each quarter. During the first nine months of 2014, USSI reported revenues of $471,000, primarily from a microseismic monitoring pilot project from its December 31, 2013 backlog of $2.5 million. First nine months 2013 revenue was $1,148,000.

USSI's September 30, 2014 backlog of $1.9 million is primarily comprised of a $1.8 million order from an oil supermajor as part of its continuing evaluation of USSI's systems. USSI plans to deliver on the supermajor order during the fourth quarter of 2014. The timing of revenue recognition on the order is uncertain due to customer acceptance. We continue to anticipate growth in orders, particularly from new customers related to our 4D reservoir and shale gas monitoring systems following the demonstrations performed (such as the supermajor noted above), however, we are unable to predict the timing or potential size of such orders.
During 2014, gross profit continued to be negative ($858,000) as it was during 2013 ($1,538,000). The negative gross profit is primarily due to increased provisions for future production costs that accompanied the technical challenges (water blocking and more reliable seals, connections and clamps) in connection with the fixed price projects for delivering systems for evaluation by the oil supermajor and other smaller projects. We expect that the impact of these improved production processes should improve gross margins when USSI begins to have commercial sales of its products.
During the first nine months of 2014, USSI recorded approximately $3.0 million of research and development (R&D) expense; $0.1 million above the $2.9 million recorded during the first nine months of 2013. The 2014 R&D expense reflects continued development of the new PC-based optical interrogator as well as work on developing an improved downhole clamp, resolving noise reduction issues, and R&D materials used in product development. Third quarter 2014 R&D expense was $0.1 million below second quarter 2014's expense of $1.0 million. We expect R&D expense to begin to decrease from its current levels following the headcount reductions (see Recent Developments) and a reduction in the number of R&D projects being worked on.

During the first nine months of 2014, USSI recorded approximately $2.9 million of selling, general and administrative (SG&A) expense or $0.5 million (20%) more than the $2.4 million recorded during the first nine months of 2013. Third quarter

2014 SG&A expense was $0.1 million above second quarter 2014's expense. The increase in SG&A was primarily attributable to increased sales and marketing efforts. We expect SG&A expense to continue to approximate its current levels.
USSI will continue to require working capital support while it continues to transition from product development through commercialization to production . In the first ten months of 2014 we invested $8.5 million in USSI to support its working capital requirements and anticipate investing at least an additional $1.5 million over the balance of 2014. We expect USSI to require less capital in 2015 following its restructuring and based upon a successful implementation of its strategy to lease its systems. See “Liquidity and Capital Resources” below.

DSIT Solutions
During the third quarter, DSIT announced multiple orders for several of its underwater security systems including an order from a leading Mediterranean Navy which placed an order for its AquaShield™ Diver Detection Sonar (DDS) system and two separate orders to provide underwater security systems for the protection of a nuclear power plants in Europe. All of these orders are expected to be fulfilled either by the end of 2014 or in early 2015.
DSIT revenues of $9.0 million in the first nine months of 2014 were $0.6 million or 7% below revenues for the first nine months of 2013. Gross profit and operating income also decreased in 2014. Gross profit decreased as a result of reduced revenues combined with a decrease in gross margin from 38% in 2013 (for all of DSIT's activities) to 28% in 2014. The decrease in operating income was also a result of the decrease in gross profit as both R&D and SG&A expenses declined. Third quarter 2014 revenues of $3.3 million represents an increase of $0.5 million (17%) over third quarter 2013 revenues. Third quarter 2014 revenues also represents an increase of $0.5 million (19%) as compared to the second quarter 2014 as a result of the abovementioned orders.
Revenues in our Energy & Sonar Security Solutions segment decreased from $8.7 million for the first nine months of 2013 to $8.1 million for the first nine months of 2014. The decrease in revenues was primarily due to the near completion of a major DDS project whose completion was delayed by weather conditions at the customer's site that limited DSIT's ability to recognize revenue on the project as well as the near completion of another DDS project in the first nine months of 2014 without a similar sized project replacing it in backlog. Revenues from DSIT's other IT and consulting activities which are included in Acorn's Other segment activities decreased slightly in 2014 (a decrease of $41,000 to $869,000). The decrease in 2014 revenues from DSIT’s other IT and consulting activities was due to less billable hours during the nine month period.

DSIT's gross profit decreased from $3.6 million in the first nine months of 2013 to $2.5 million in the first nine months of 2014. As mentioned above, the decrease in gross profit was due to both lower revenues during the period combined with decreased gross margins. The decrease in the gross margin in the first nine months of 2014 as compared to the first nine months of 2013 was due to the mix of projects worked on during the period and the abovementioned weather conditions that limited progress in one of DSIT's projects and resulted in increased labor and installation costs. DSIT’s third quarter 2014 gross margin of 34% reflects an increase from the 20% gross margin reported in the second quarter of 2014. The increased is the result of increased margins from the new project orders received during the third quarter of 2014. We expect that 2014's gross margin will continue to recover to some extent over the balance of 2014 , but expect 2014's total gross margin to remain below historic gross margins (35% to 40%) due to the mix of projects to be worked on during the year.

During the first nine months of 2014, DSIT recorded approximately $783,000 of R&D expense; a decrease of $363,000 (32%) from the $1,146,000 recorded in the first nine months of 2013. Third quarter 2014 R&D expense of $229,000 reflected a reduction of $65,000 as compared to second quarter 2014 R&D. DSIT continues to work to develop land-based security fiber-optic products as well as other fiber optic applications and the next generation integrated passive/active threat detection system for underwater site protection.

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

During the first nine months of 2014, DSIT recorded approximately $2.4 million of SG&A expense; a slight reduction ($0.1 million or 4%) from the first nine months of 2013. SG&A expense in the third quarter of 2014 of $773,000 was $85,000 below second quarter 2014 SG&A expense. The decrease was primarily due to decreased marketing costs. We expect that SG&A expense going forward will remain at or about their current levels going forward.

Effective January 1, 2014, DSIT expects to be able to file its tax returns in Israel as a "Preferred Enterprise". As a Preferred Enterprise, DSIT's corporate income tax rate for 2014 (and beyond) will be 16% as compared to its 2013 corporate income tax rate of 26.5%. This decrease in DSIT's expected future tax rate reduced the value of DSIT's deferred tax assets. Accordingly, DSIT incurred an income tax expense of approximately $0.2 million during the first nine months of 2014 which was partially offset by the recording of additional tax assets during the period.

At December 31, 2013, DSIT had a project backlog of approximately $13.4 million. During the first nine months of 2014, we received new orders totaling approximately $6.5 million and at the end of September 2014 had a project backlog of approximately $11.8 million. Such backlog includes approximately $3.1 million for long-term maintenance and support expected to begin in late 2015. The recent activity in Gaza and in particular the attempt by armed frogmen to infiltrate Israel's southern coastline has sparked increased interest in DSIT's DDS products. While DSIT has a significant pipeline, most of its major projects come after a lengthy sales cycle over which it has little control. DSIT's ultimate level of success in 2014 is dependent upon the receipt of significant new orders for its DDS and PDDS and other Naval solution products during the balance of 2014 as well as its ability to improve its gross margins.

            GridSense

In early 2014, GridSense received a number of large orders across numerous products lines.  The Line IQ® ("LIQ") product line has generated orders from a North American utility and an international distributor totaling $1.0 million all of which have already been shipped. We believe these orders are the result of our updated LIQ product line and our plan of targeting our pilot projects. While we cannot predict future orders, these customers have indicated interest in further expansion of these projects. GridSense's backlog of orders at September 30, 2014 was approximately $1.8 million.

During the second quarter, we decided to shut down our Australian offices in the third quarter of 2014 in an effort to reduce costs and streamline operations. We continue to sell all of our current products in Australia through a network of distributors. We do not anticipate this change to have a major impact on our sales in the region. Following the decision to shut down Australian operations, we recorded a restructuring charge of $102,000 with respect to severance and other costs associated with the shutdown and an additional charge of $96,000 for additional personnel changes in the United States.

In Australia, we saw renewed demand for the PowerMonic™ product line which resulted in new orders of approximately $1.8 million in early 2014. The shipment of these orders will occur throughout most of 2014 based on the customers' delivery dates on their purchase orders. Manufacturing of the PowerMonic product was relocated to the U.S. as part of manufacturing realignment as well as positioning for the closure of the Australia office. We believe this increase in PowerMonic orders was tied to both pent up demand from limited spending in 2012 and 2013 due to the Australian utility consolidation and our focus driven sales strategy. We expect the level of PowerMonic orders to level off as the year moves forward and return to more normalized levels.

Despite the orders received in early 2014 noted above, GridSense reported nine month 2014 revenues of approximately $3.4 million, a decrease of $0.2 million (5%) compared to nine month 2013 revenues of $3.5 million. Third quarter 2014 revenues represents an increase of $0.1 million (8%) compared to third quarter 2013 revenues of $1.1 million and a 7% decrease ($0.1 million) compared to second quarter 2014's revenues. The decrease in GridSense's year-to-date 2014 revenues was due to a decrease in revenue from its U.S. operations which more than offset the increase in Australian revenues. U.S. operations saw its revenues decrease from $2.5 million in 2013 to $2.0 million in 2014. Revenues from Australian operations increased from AU$1.1 million to AU$1.5 million in 2014, however, the increase was muted from in US dollars due to the weakening of the Australian currency during the period. The decreased U.S. revenue was attributable to product mix along with ramp up of production activities in the U.S. The increased Australian revenue was attributable to the delivery of large orders received in early 2014. GridSense is expecting a stronger performance in the second half of 2014 based on improved margins based on product mix and reduced operating expenses from the closure of the Australian operations.

While GridSense sees some improvement in the overall business environment in the utility industry and expects utility spending to increase in future quarters, the timing of such spending on products such as those that GridSense provides cannot be predicted with certainty due to the sales cycle of electric utilities which is typically long and requires much technical and application support along with budgeting into electric utilities' spending. To address these long sales cycles, GridSense has expanded its customer pilot programs to over 60 ongoing pilots around the globe. GridSense has not, however, generally been able to leverage market exposure into high volume sales. We believe this is due to the fact that until recently, GridSense’s focus in 2013 and earlier had been on increasing the number of pilots which, though having potential for sizeable orders, required considerable engineering resources and customization effort. Furthermore, pilot programs (consisting of deployment of one or more products on a test basis) generally last between three and eighteen months. GridSense’s new management has realigned sales and engineering efforts and is focusing on fewer and more standardized opportunities with the most perceived likelihood for successful deployment and commercial-scale orders. Specifically, we plan to focus our continued sales efforts only on those products that have already shown the most traction in the marketplace such as the Transformer IQ®, the Line IQ® and GridInSiteTM.  GridSense has focused energy since the second quarter of 2014 to update their North American sales channels, resulting in a 70% change in sales channels more focused on the electric cooperative and municipality markets.  While deal sizes will be smaller at these smaller utilities, the speed of adoption and rollout is expected to be faster than what is experienced at an Investor Owned Utility ("IOU").  Sales and marketing efforts have been refocused to address more of the electric cooperative and municipality markets. The new sales channel reps have gone through all the required training on the various products that GridSense offers. While engaging more with electric cooperation’s and the municipality markets, GridSense still has significant number of pilots with Investor Owned Utilities for larger opportunities, though, we believe the speed of deployments in the IOUs to be much slower than at co-ops and municipalities.

GridSense's gross profit in the nine months of 2014 decreased by approximately $0.6 million or 37% compared to first nine months 2013 gross profit. Third quarter 2014 gross profit ($391,000) decreased as compared to third quarter 2013 gross profit ($448,000) despite an increase in revenues. Third quarter 2014 gross profit increased as compared to second quarter 2014 gross profit ($366,000). The decrease in first nine months gross profit was attributable to the abovementioned decrease in revenues as well as decreased gross margins. Gross margins decreased from 42% in the first nine of 2013 to 28% in 2014. The decrease in gross margin was attributable to a combination of factors. Revenues in the first half of 2014 reflected what we believe to be a temporary shift in the product mix of US sales coming from our LineIQ products and lower than expected shipments of PowerMonic due to suppliers constraint and production ramp up activities. In addition, we incurred a certain one-time charges related to radio upgrades early in the year. Gross margins picked up in the second quarter of 2014 (29%) as compared to 19% in the first quarter of 2014 and continued to improve in the third quarter (34%). Margins are still negatively impacted by product mix and lower margins from the large scale LIQ product order for the US customer. We expect gross margins to improve to historical levels as the product mix normalizes and PowerMonic shipments return to historical levels (in excess of 40%).

In the first nine months of 2014, GridSense recorded $0.9 million of R&D expense as compared to $1.8 million in the same period of 2013. The decreased R&D expense is due to the downsizing of GridSense's Australian operations and reduced engineering staff in the U.S. following the restructuring implemented by GridSense in mid-2013. Third quarter 2014 R&D expense ($243,000) was below ($72,000) compared to second quarter 2014 R&D expense following an additional reduction in engineering staff in 2014. GridSense expects that R&D expense will remain relatively unchanged in coming quarters as it focuses its efforts on its existing product portfolio.

In the first nine months of 2014, GridSense recorded $2.1 million of SG&A expense as compared to $2.7 million in the same period of 2013. The decreased SG&A expense is due to the downsizing of GridSense's Australian and U.S. operations following the restructuring implemented by GridSense in mid-2013. Third quarter 2014 SG&A expense of $654,000 decreased $206,000 (24%) as compared to third quarter 2013 due to lower headcount and refocused marketing activities. Third quarter 2014 was slightly below second quarter 2014 costs of $687,000. GridSense expects that SG&A expense going forward will decrease following the closure of its Australian operations during the third quarter of 2014 and continuation of refocused efforts in marketing.

Acorn continues to lend GridSense money from time to time for GridSense's working capital needs. Following GridSense's repayment of its $275,000 outstanding balance (at December 31, 2013) to Acorn in February, it subsequently borrowed an additional $1,465,000 (through October 31, 2014) of which $250,000 was repaid in August. GridSense anticipates repaying $400,000 of this loan balance by year end and the balance by the end of the first quarter of 2015 if they meet their sales goals.

In July 2014, GridSense signed an amendment to its Loan and Security Agreement with a bank to extending the expiration date of its revolving line-of-credit of $1.5 million to June 29, 2015. In addition, the bank agreed to allow GridSense to borrow against 80% of certain accounts receivable balances up to an additional $750,000 for a period of one year (to July 16, 2015). As at September 30, 2014, GridSense was utilizing approximately $1,470,000 of this line-of-credit plus an additional $125,000 of its accounts receivable financing and had approximately $70,000 of cash. Acorn has guaranteed to the bank amounts outstanding under the line-of-credit and is in compliance with the financial covenants under its guaranty.

On October 31, 2014, GridSense had cash on hand of approximately $10,000 and was utilizing its entire $1.5 million line of credit plus an additional $0.3 million of its accounts receivable financing. We have no assurance that GridSense will increase its sales or reduce its need for additional financing to support its working capital needs. Additional working capital support may be in the form of an additional or expanded bank line, new investment by others, additional loans by Acorn, or a combination of the above. The availability and amount of any additional loans from us in GridSense may be limited by the working capital needs of our corporate activities and other operating companies.

OmniMetrix

Following the emergence of M2M (machine-to-machine) and Internet of Things applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it can play a key role in this new economic ecosystem. Given that residential and industrial standby generators as well as pumps, pumpjacks, light towers, turbines, compressors, as well as other oilfield equipment are part of the critical infrastructure increasingly becoming monitored in Internet of Things applications, and given that OmniMetrix monitors all major brands of critical equipment, OmniMetrix is well-positioned to be a competitive participant in this new market. As part of its strategy to broaden its market reach, OmniMetrix is in discussions with several companies in this market to explore strategic partnerships.

During the first half of 2014 OmniMetrix received initial orders from the oilfield services market. Following the high growth of the oil & gas market in the United States and globally, the need for rental equipment (generators, light towers, heaters, pumps, etc.) at drill sites has increased substantially. OmniMetrix is currently monitoring rental equipment at drill sites. Customers in the oilfield services market have commented that OmniMetrix’s ability to monitor and control many generator brands and equipment beyond generators gives it a unique advantage in this market. In the second quarter 2014 OmniMetrix shifted resources to aggressively pursue and exploit this new growth market, particularly in the rapidly growing rental equipment market for fracking sites. OmniMetrix is currently working with several customers in this market across several shale deposit geographies in the United States and sees this as a key growth market for its business.

In the nine months of 2014, OmniMetrix recorded revenues of $2,001,000 ($1,587,000 in its Power Generation Monitoring ("PG") segment and $414,000 in its Cathodic Protection segment as compared to $1,609,000 ($1,215,000 in its PG segment and $394,000 in its Cathodic Protection segment) recorded in the first nine months of 2013 representing an increase of 24%. Third quarter 2014 revenues also represented an increase of 24% over third quarter 2013's revenues of $548,000. The increase in revenues is driven by the increase in the number of units being monitored. Third quarter 2014 revenues were relatively unchanged as compared to second quarter 2014 revenues.

Gross profit of $1,151,000 during the first nine months of 2014 reflected a gross margin of 58% on the period’s revenues. Such gross profit represents an increase of 32% from 2013's nine month gross profit of $874,000 (gross margin of 54%). The increase in the gross profit was attributable to increased revenues as well as the cessation of amortization included in 2013's cost of sales following the write-off of intangibles in the third quarter of 2013. Third quarter 2014 gross profit of $400,000 represents a gross margin of 59%, an increase from the 50% gross margin reported in the third quarter of 2013. Nine month 2013 gross margin includes the impact of a second quarter write-off of inventory ($101,000), without which, the period’s gross margin would have been 63%.

During the first nine months of 2014, OmniMetrix recorded $458,000 of R&D costs as compared to $499,000 of R&D in the first nine months of 2013. The decrease is the result of the staff reductions implemented in mid-2013 as a result of OmniMetrix’s restructuring. R&D costs in the third quarter of 2014 of $206,000, slightly more than previous 2014 quarterly R&D costs due to a special short-term project. We expect that these costs will decrease in future quarters.

During the first nine months of 2014, OmniMetrix recorded $1,913,000 of SG&A costs. Such costs reflect a reduction of $1,755,000 (48%) as compared to first nine months 2013 SG&A costs of $3,668,000. Third quarter 2014 SG&A costs of $570,000 was also significantly (56%) below third quarter 2013 SG&A costs of $1,301,000. The decreased SG&A costs from 2013 were the result of decreased payroll and marketing costs following our restructuring of activities in mid-2013. Third quarter 2014 SG&A costs were relatively unchanged as compared to second quarter 2014 SG&A costs. We anticipate that SG&A costs will remain relatively stable in upcoming quarters.

OmniMetrix has no other sources of financing other than its sales and loans from Acorn. In late 2013, our Board approved a $500,000 loan to OmniMetrix to provide working capital to pursue new sales opportunities.  Such loan availability from Acorn has since been increased to $850,000. During the first nine months of 2014, Acorn lent OmniMetrix a total of $580,000 with an additional $110,000 lent in October. OmniMetrix is exploring the availability of local bank financing. Whether it will be successful in such efforts or the terms of any such financing cannot be determined. Alternative sources of funding include a new investment by others, additional loans by Acorn, or a combination of the above. The availability and amount of any additional loans from us in OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

Corporate

Corporate general and administrative ("G&A") expense of $2.7 million in the first nine months of 2014 reflected a decrease of $1.3 million (32%) as compared to the $4.0 million of expense in the first nine months of 2013. Third quarter 2014 corporate

G&A of $0.7 million reflects a decrease of $0.5 million (43%) as compared third quarter 2013 corporate G&A of $1.2 million. Third quarter 2014 corporate G&A also reflects a decrease of $249,000 (26%) as compared second quarter 2014 corporate G&A.

The decrease in corporate G&A compared to the first nine months of 2013 is primarily attributable to decreases in salary costs (which decreased by approximately $580,000) and investor relations (which decreased by approximately $350,000). Such reductions are a direct the result of steps taken in the fourth quarter of 2013 to reduce corporate overhead costs. The decrease in third quarter 2014 G&A as compared to second quarter 2014 G&A was primarily due to decreased non-cash stock compensation expense (a decrease of approximately $160,000). Excluding non-cash stock compensation expense, we expect corporate general and administrative quarterly expense to approximate the current quarter's expense in the coming quarters.

During the second quarter of 2014, we lent a channel partner (“CP”) active in sourcing trials for USSI’s products $640,000 under a secured promissory note ("the Note"). The loan bears interest at 8%. CP granted us, as security for the loans, a first, secured lien on all of CP's receivables from customer accounts and all intellectual property used in its business. The loan and any accrued and unpaid interest was due and payable not later than the earlier of (i) the date CP collects customer receivables in the amount of the then-outstanding principal amount, or (ii) June 30, 2014. Currently, the loan is in default. In the second quarter, we took a full provision on the $640,000 of principal as well as the $9,000 of interest accrued through June 30, 2014. We are currently evaluating our options and rights under the Note and the accompanying security instruments.

Prior to our capital raise (see "Recent Developments"), we had a total of approximately $2.9 million in cash and cash equivalents on October 31, 2014. After the capital raise (net of transaction fees), we had approximately $6.9 million. We are uncertain as to whether our current cash plus any cash generated from operations and borrowing from available lines of credit, if necessary, will provide sufficient liquidity to finance the operating activities of Acorn and the operations of our operating subsidiaries for the foreseeable future or the next 12 months in particular. If we need to continue fund USSI's operations at the same levels we have in the past, we will not have sufficient cash to finance all of our operations. We are actively exploring raising additional cash or reducing our need to fund additional cash at USSI through a possible partner transaction at USSI. We are also actively engaged is pursuing a possible sale of one of our other operating companies. There is no assurance that these efforts will be successful and result in our raising sufficient additional working capital to allow us to continue our product development and operating activities.

Results of Operations
The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three and nine month periods ended September 30, 2013 and 2014, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. For segment data see Note 10 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Nine months ended September 30,					Three months ended September 30,
	2013		2014		Change from 2013 to 2014	2013		2014			Change from 2013 to 2014
	($,000)	% of revenues	($,000)	% of revenues		($,000)	% of revenues	($,000)		% of revenues
Revenues	$15,931	100%	$14,816	100%	(7)%	$4,982	100%	$5,639		100%	13%
Cost of sales	11,475	72%	11,035	74%	(4)%	3,923	79%	4,134		73%	5%
Gross profit	4,456	28%	3,781	26%	(15)%	1,059	21%	1,505		27%	42%
R&D expenses, net	6,336	40%	5,141	35%	(19)%	2,219	45%	1,756	1,756	31%	(21)%
SG&A expenses	15,221	96%	11,993	81%	(21)%	4,995	100%	3,757	3,757	67%	(25)%
Impairment of intangibles	6,731	42%	—	—%	(100)%	5,615	113%	—	—	—%	(100)%
Provision for loss - channel partner	—	—%	649	6%		—	—%	—	—	—%
Restructuring and related charges	1,366	9%	382	3%	(72)%	772	15%	184	184	3%	(76)%
Operating loss	(25,198)	(158)%	(14,384)	(97)%	(43)%	(12,542)	(252)%	(4,192)		(74)%	(67)%
Finance income (expense), net	80	1%	(135)	(1)%	(269)%	(9)	—%	56		1%	(722)%
Loss before taxes on income	(25,118)	(158)%	(14,519)	(98)%	(42)%	(12,551)	(252)%	(4,136)		(73)%	(67)%
Income tax expense	(228)	(1)%	(125)	(1)%	(45)%	(143)	(3)%	(12)		—%	(92)%
Net loss	(25,346)	(159)%	(14,644)	(99)%	(42)%	(12,694)	(255)%	(4,148)		(74)%	(67)%
Net loss attributable to non-controlling interests	885	6%	964	7%	9%	382	8%	299		5%	(22)%
Net loss attributable to Acorn Energy, Inc.	$(24,461)	(154)%	$(13,680)	(92)%	(44)%	$(12,312)	(247)%	$(3,849)		(68)%	(69)%

Revenues. Revenues in the first nine of 2014 decreased by $1.1 million or 7% from $15.9 million in the first nine months of 2013 to $14.8 million in the first nine of 2014. Decreased revenues were reported by DSIT (from $9.6 million to $9.0 million), GridSense (from $3.5 million to $3.4 million) and USSI (from $1.1 million to $0.5 million) while OmniMetrix reported an increase in revenues (from $1.6 million to $2.0 million). The decrease in revenues at GridSense was primarily due to product mix and delays caused by production ramp. The decrease in revenues at DSIT was due to weather conditions at a customer's site that limited progress in one of DSIT's projects which required installation of a number of its DDS systems as well as the near-completion of another DDS project in the first half of 2014 without a similar sized project replacing it in backlog. The decrease in revenues at USSI was due to a reduction in the number of projects delivered during the first nine months of 2014. OmniMetrix's increased revenues was attributable to an increase in the number of units being monitored.

Gross profit. Gross profit in the first nine months of 2014 reflected a decrease of $0.7 million (15%) as compared to the first nine months of 2013. DSIT's 2014 gross profit decreased from $3.6 million to $2.5 million. The decrease in DSIT's gross profit was due to a combination of reduced revenues and reduced gross margins. The reduction in DSIT's gross margin was due to the mix of projects worked on during the period and the aforementioned delay in progress on a major project due to weather conditions which increased project costs. GridSense's 2014 gross profit decreased from $1.5 million to $0.9 million. The decrease in GridSense's gross profit was due to both reduced revenues and reduced gross margins. The reduction in GridSense's gross margin was due to product mix and the delivery of lower margin orders during the period. USSI continued to show a negative gross profit in 2014 ($0.9 million in 2014 as compared to $1.5 million in 2013) as it recorded provisions for future production costs that accompanied the technical challenges (water blocking, clamps and more reliable seals and connections) in connection with the fixed price projects for delivering systems for evaluation by the oil supermajor and other smaller projects. OmniMetrix recorded gross profit of $1.2 million in 2014 as compared to the $0.9 million gross profit recorded in 2013. OmniMetrix's gross margin increased from 54% in both 2013 to 58% in 2014.
Research and development (“R&D”) expenses. R& D expenses decreased $1.2 million (19%) to $5.1 million in 2014 from the $6.3 million recorded in 2013. Most of the decrease in R&D expenses was at GridSense whose R&D expense decreased from $1.8 million in 2013 to $0.9 million in 2014. The decrease in GridSense R&D was due to the downsizing of GridSense's

Australian operations and reduced engineering staff in the U.S. following the restructuring implemented by GridSense in mid-2013. DSIT's R&D expense also declined slightly during the period from $1.1 million in 2013 to $0.8 million in 2014. OmniMetrix's R&D expense decreased slightly (less than $0.1 million to $0.5 million) while USSI's R&D expense increased from $2.9 million in 2013 to $3.0 million in 2014.
Selling, general and administrative (“SG&A”) expenses. SG&A expenses in 2014 decreased by $3.2 million (21%) as compared to 2013. The decreased SG&A was attributable to significant decreases recorded at OmniMetrix, GridSense and at our corporate headquarters. DSIT's SG&A expense in 2014 was virtually unchanged while USSI reported an increase ($0.5 million) in SG&A expense. The decrease at OmniMetrix ($1.8 million) was attributable to decreased payroll and marketing costs following its restructuring of activities in the second half of 2013. The decrease at GridSense ($0.6 million) is due to the downsizing of GridSense's Australian and U.S. operations following the restructuring implemented by GridSense in mid-2013 as well as refocused sales and marketing activities. The decrease in corporate costs ($1.3 million) is attributable to decreases in salary costs (which decreased by approximately $580,000), investor relations expense (which decreased by approximately $350,000). Such reductions are the result of steps taken in the fourth quarter of 2013 to reduce corporate overhead costs. USSI's increased SG&A expense was attributable to increased sales and marketing costs.
Impairment of intangibles. In 2013, OmniMetrix determined that the goodwill and acquired intangible assets (technologies, customer relationships and non-compete agreements) recorded upon its acquisition by Acorn in 2012 were fully impaired and an impairment charge of $6.7 million was recorded.
Provision for loss - channel partner. In the second quarter of 2014, we lent a channel partner active in sourcing trials for USSI’s products a total of $640,000 under a secured promissory note. We have taken a full provision on the principal and interest accrued.
Restructuring and related costs. In 2013, GridSense recorded a restructuring charge of $0.6 million related to a number of cost cutting measures in GridSense's U.S. and Australian operations. OmniMetrix also recorded a restructuring charge of $0.8 million in 2013 following changes made to better align expenses with revenues as projected by its new management. In 2014, GridSense decided to shut down its Australian operations and make further personnel reductions in the U.S. and recorded and additional restructuring charge of $0.2 million. In addition, OmniMetrix adjusted its estimate of its 2013 restructuring charge and recorded an additional restructuring charge of $0.1 million. USSI also recorded a restructuring charge of $0.1 million in the third quarter of 2014.
Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn Energy of $13.7 million in the first nine months of 2014 compared to a net loss of $24.5 million in the first nine months of 2013. The breakdown of our loss in 2014 is as follows: at USSI - $6.9 million, GridSense - $2.4 million, OmniMetrix - $1.4 million and DSIT's losses of $0.7 million with corporate expenses and the provision for loss from the channel partner contributing an additional $3.2 million. These losses were offset by the non-controlling interest's share of our operations of approximately $1.0 million.

Liquidity and Capital Resources

As of September 30, 2014, we had working capital of $8.4 million. Our working capital includes $4.0 million of cash and cash equivalents and restricted deposits of approximately $0.5 million.  Net cash decreased during the nine months ended September 30, 2014 by $13.3 million, of which approximately $13.8 million was used in operating activities. The primary use of cash in operating activities during the first nine months of 2014 was the cash used in operations by our subsidiaries ($8.6 million, $1.8 million, $0.9 million and $0.4 million used by USSI, GridSense, OmniMetrix and DSIT, respectively) in their operations combined with the $2.1 million of cash used in our corporate operating activities.
Cash used in investment activities of $2.1 million was primarily due to the net activity with respect to restricted cash deposits ($0.8 million - all at DSIT), the loan to USSI's channel partner ($0.6 million) and the acquisition of property and equipment ($0.5 million).
Net cash of $2.6 million was provided by financing activities from the net change in short-term debt ($2.4 million) and the proceeds of long-term debt ($0.3 million - all at DSIT).
At September 30, 2014, DSIT had approximately $1.1 million of cash, nearly all of which represented restricted deposits in banks ($525,000 current and $540,000 non-current) as collateral for various performance and bank guarantees for projects and its credit facilities. In addition, DSIT had approximately NIS 6.0 million (approximately $1.6 million) in Israeli credit lines available to it from two Israeli banks (approximately $1.4 million from one bank and $0.2 million from another), all of which was then being used. At September 30, 2014, one of DSIT's lines-of-credit has temporarily been increased by NIS 2.0 million (approximately $540,000) by one of its banks. DSIT expects it's lines of credit to return to the normal level (NIS 4.0 million) by the end of the year. The lines-of-credit are subject to maintaining certain financial covenants. At September 30, 2014, DSIT was in compliance with its financial covenants.
In July 2014, DSIT took a loan from one of its banks. The loan was for NIS 1 million (approximately $290,000) and is to be repaid over a period of two years with monthly payments of approximately $11,000. The loan principal is linked to the Israeli CPI and bears interest at 1.0%.
On October 31, 2014, DSIT had approximately $1.2 million of cash, of which $1.1 million was restricted ($540,000 current and $460,000 non-current) and was utilizing approximately $1.2 million of its lines-of-credit. We believe that DSIT will have sufficient liquidity to finance its activities from cash flows from its own operations over the next 12 months based on its current cash balance, continued utilization of its lines-of-credit and its operating results, though from time-to-time, DSIT may encounter short-term cash shortfalls due to the timing and/or delays in customer payments. Under such circumstances, Acorn has in the past and expects in the future to lend DSIT funds to bridge these short-term cash shortfalls.

In July 2014, GridSense signed an amendment to its Loan and Security Agreement with a bank to extending the expiration date of its revolving line-of-credit of $1.5 million to June 29, 2015. In addition, the bank agreed to allow GridSense to borrow against 80% of certain accounts receivable balances up to an additional $750,000 for a period of one year (to July 16, 2015). As at September 30, 2014, GridSense was utilizing approximately $1,470,000 of this line-of-credit, approximately $125,000 of its accounts receivable line and had approximately $70,000 of cash. Acorn has guaranteed to the bank amounts outstanding under the line-of-credit and is in compliance with the financial covenants under its guaranty.

On October 31, 2014, GridSense had cash on hand of approximately $10,000 and was utilizing its entire $1.5 million line of credit plus an additional $0.3 million of its accounts receivable financing. We have no assurance that GridSense will increase its sales or reduce its need for additional financing to support its working capital needs. Additional working capital support may be in the form of an additional or expanded bank line, new investment by others, additional loans by Acorn, or a combination of the above. The availability and amount of any additional loans from us in GridSense may be limited by the working capital needs of our corporate activities and other operating companies.

As it did in the second half of 2013, Acorn continues to lend GridSense money from time to time for GridSense's working capital needs. In February of 2014, GridSense repaid its $275,000 its December 2013 outstanding balance to Acorn and subsequently borrowed an additional $1,465,000 (through October 31, 2014) of which $250,000 was repaid in August. GridSense anticipates repaying $400,000 of this loan balance by year end and the balance by the end of the first quarter of 2015 if they meet their sales goals.

OmniMetrix has no other sources of financing other than its sales and loans from Acorn. In late 2013, our Board approved a $500,000 loan to OmniMetrix to provide working capital to pursue new sales opportunities. Such loan availability was subsequently increased to $850,000. During the first nine months of 2014, Acorn lent OmniMetrix a total of $580,000 with an additional $110,000 lent in October.

On October 31, 2014, OmniMetrix had cash on hand of approximately $60,000. For the balance of 2014 and in 2015, OmniMetrix may need additional financing above our expected loans to them as noted above. The level of additional financing will be dependent upon the level of penetration by OmniMetrix into the power generation monitoring market and the realization of synergies with GridSense. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. OmniMetrix is exploring the availability of local bank financing. There is no assurance that financing from a bank or any other party will be available in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

In November 2013, USSI reached agreement with its bank for an expanded $1.5 million line-of-credit which may be further increased to $2.0 million if USSI reaches certain revenue milestones. This line-of-credit is due to expire on November 20, 2014. USSI has begun discussions with its bank for a continuation of the line-of-credit, though we have no assurance that such extension will be given. We also have no assurance USSI's future capital needs will not exceed the amount of the credit line and amount available for future investment by Acorn, that USSI will satisfy the covenants necessary to access any or all of the loan amount or that USSI will generate sufficient cash flow in the future to fund its operations in the absence of additional funding sources. USSI may need additional funds if revenues fail to meet projections or to fund a rapid expansion to meet product demand, respond to competitive pressures or acquire complementary products, businesses or technologies. Additional financing for USSI may be in the form of an expanded bank line, new investment by others, a loan or investment by Acorn, or a combination of the above. The availability and amount of any additional investment from us in USSI may be limited by the working capital needs of our corporate activities and other operating companies and we have no assurance that third party funds will be available in the required amounts or at all.

USSI will continue to require working capital support while it continues to transition from product development through commercialization to production. In the first ten months of 2014 we invested $8.5 million in USSI to support its working capital requirements and anticipate investing at least an additional $1.5 million over the balance of 2014. We expect USSI to require less capital in 2015 following its restructuring and based upon a successful implementation of its strategy to lease its systems. USSI will also be actively pursuing funded development projects and paid technology tests to drive revenue, cost recovery and technology adoption. We expect that USSI's working capital requirements will ultimately lessen if and when it begins to have commercial scale orders. We cannot however, provide any assurance as to whether or when such orders will be received. Accordingly, USSI is proactively monitoring its operating expenses to ensure that they are in line with its current and expected near term activities and will make adjustments as necessary. We are actively engaging with potential partners and others who may be able to bring both oil field expertise and capital to USSI.

As of October 31, 2014, our corporate operations (not including cash at any subsidiaries) had a total of approximately $2.9 million in cash and cash equivalents ($0.1 million in U.S. banks and $2.8 million in Israeli banks (all of which can be repatriated without any tax consequence)) representing a decrease of $1.0 million from our balance of $3.8 million at September 30, 2014. The decrease in cash was the result of an investment of $700,000 in USSI and loans of $80,000 to GridSense and $110,000 to OmniMetrix.The balance of cash used in the month of October was for corporate expenses.

As noted in Recent Developments, on November 5, Acorn closed on a private placement of unregistered shares of common stock and warrants to purchase common stock. Upon the closing of this financing, Acorn received gross proceeds of approximately $4.5 million (approximately $4.0 million after transaction costs). We are uncertain as to whether our current cash (following the private placement) plus any cash generated from operations and borrowing from available lines of credit, if necessary, will provide sufficient liquidity to finance the operating activities of Acorn and the operations of our operating subsidiaries for the foreseeable future or the next 12 months in particular. If we need to continue fund USSI's operations at the same levels we have in the past, we will not have sufficient cash to finance all of our operations. We are actively exploring raising additional cash or reducing our need to fund additional cash at USSI through a possible partner transaction at USSI. We are also actively engaged is pursuing a possible sale of one of our other operating companies. There is no assurance that these efforts will be successful and result in our raising sufficient additional working capital to allow us to continue our product development and operating activities.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of September 30, 2014.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending September 30, (in thousands)
	Total	2015	2016 - 2017	2018 - 2019	2020 and thereafter
Bank and other debt, utilized lines-of-credit and capital leases	$4,921	$4,808	$113	$—	$—
Operating leases	1,992	950	800	215	27
Potential severance obligations (1)	4,831	330	1,106	137	3,258
Minimum royalty payments (2) (3) (4)	400	50	100	100	150
Total contractual cash obligations	$12,144	$6,138	$2,119	$452	$3,435

We expect to finance these contractual commitments from cash currently on hand and cash generated from operations.

(1) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances.  The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary.  These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies.  As of September 30, 2014, we accrued a total of $4.6 million for potential severance obligations to our Israeli employees of which approximately $3.4 million was funded.

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

(5) In July 2014, DSIT received approval for a new grant from  MEIMAD. The total grant expected to be received is approximately $550,000 over a two-year period representing a 50% participation in DSIT's expenses. Such grant from MEIMAD is subject to repayment of royalties if a commercial product is developed. The above table does not include any royalties that may be paid under this arrangement or other grants from MEIMAD.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Risk
Our non-US dollar monetary assets and liabilities (net liabilities of approximately $1.6 million) in Israel at our DSIT subsidiary are exposed to fluctuations in exchange rates. In addition, our non-US dollar monetary assets and liabilities (net liability of approximately $0.3 million) in Australia at our GridSense subsidiary are also exposed to fluctuations in exchange rates. At times, our DSIT subsidiary enters into various hedging contracts which do not qualify as hedging instruments under accounting principles to try to mitigate its foreign currency exposure risks. DSIT currently does not have any open hedging contracts. GridSense does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its foreign currency exchange rate exposures. Furthermore, approximately $4.3 million of our backlog of projects are contracts and orders that are not fully denominated in US dollars.

Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, restricted deposits, trade receivables and unbilled revenue.  The counterparty to a significant portion of our cash and cash equivalents ($0.9 million) is in money markets of two major financial institutions. We do not believe there is significant risk of non-performance by these counterparties.   The counterparty to our restricted deposits ($1.1 million) as well as approximately $3.0 million of our cash and cash equivalents are two major Israeli banks. We do not believe there is significant risk of non-performance by these counterparties. Approximately 55% ($2.6 million) of the trade accounts receivable at September 30, 2014 was due from three customers that pay over usual credit periods.  Credit risk with respect to the remaining balance of trade receivables is generally diversified due to the number of entities comprising our customer base. Approximately 62% ($4.2 million) of the balance in unbilled revenue at September 30, 2014 was due from three customers that have historically paid their trade receivables over usual credit periods.  Credit risk with respect to the remaining balance of unbilled revenue is generally diversified due to the number of entities comprising our customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In the normal course of business, we are exposed to fluctuations in interest rates on our lines-of-credit (approximately $1.6 million available; all of which was being used at September 30, 2014) to finance our operations in Israel. Such lines-of-credit and loan bear interest at interest rates that are linked to the Israeli prime rate (2.25% and 1.75% at December 31, 2013 and September 30, 2014, respectively).

Our GridSense and USSI subsidiaries are also exposed to fluctuations in interest rates on their lines of credit ($1.5 million available for each; approximately $1.5 million and $1.5 million, respectively, being used at September 30, 2014). Their lines of credit are linked to the U.S. prime rate (3.25% at both December 31, 2013 and September 30, 2014).

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

Changes in Internal Control Over Financial Reporting

During the third quarter, administrative capacity at our USSI subsidiary was reduced to align its costs with economic conditions.  This reduction in administrative capacity combined with turnover of certain personnel in another subsidiary and at corporate has left Acorn with fewer resources to administer, remediate and test internal controls over financial reporting (ICFR). This coupled with additional requirements, such as implementing changes brought on by the 2013 COSO Internal Control Framework, have created strains on the organization.  Management is pursuing a series of initiatives to compensate for reduced resources.

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

#101.1
The following financial statements from Acorn Energy's Form 10-Q for the quarter ended September 30, 2014, filed on November 12, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: November 12, 2014

By: /s/ MICHAEL BARTH
Michael Barth
Chief Financial Officer