Form 10-K
period 2014-12-31
ACORN ENERGY, INC.
filed 2015-03-31
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014	Commission file number: 0-19771

ACORN ENERGY, INC.

(Exact name of registrant as specified in charter)

Delaware	22-2786081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3844 Kennett Pike, Wilmington, Delaware	19807
(Address of principal executive offices)	(Zip Code)

302-656-1707

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of last day of the second fiscal quarter of 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $48.0 million based on the closing sale price on that date as reported on the NASDAQ Global Market. As of March 24, 2015 there were 26,475,591 shares of Common Stock, $0.01 par value per share, outstanding.

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

OVERVIEW

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology driven solutions for energy infrastructure asset management. Each of our three businesses is focused on helping its customers achieve greater productivity, reliability, security and efficiency.

Through our majority or wholly-owned operating subsidiaries, we provide the following services and products:

●	Energy & Security Sonar Solutions. We provide sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other advanced acoustic systems and real-time embedded hardware and software development and production through our DSIT Solutions Ltd. (“DSIT”) subsidiary.

●	Smart Grid Distribution Automation. These products and services are provided by our GridSense® subsidiaries (GridSense Inc. in the United States and GridSense Pty Ltd. and CHK GridSense Pty Ltd. in Australia - collectively “GridSense”) which develop, market and sell remote monitoring and control systems to electric utilities and industrial facilities worldwide.

●	Machine-to-Machine (“M2M”) Critical Asset Monitoring & Control (formerly Power Generation (“PG”) Monitoring). These products and services are provided by our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary. OmniMetrix’s M2M products and services deliver critical, real-time machine information to customers and provide remote diagnostics and prognostics that give users real-time visibility of their equipment and assets.

During 2014, each of the abovementioned activities represented a reportable segment. In addition, our “Other” segment represents certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities performed by our DSIT subsidiary as well as Pipeline Monitoring (“PM”) activities (for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies) in our OmniMetrix subsidiary, that do not meet the quantitative thresholds and which may be combined for reporting under applicable accounting principles. At December 31, 2014, our continuing operations are represented by three reporting segments: Energy & Security Sonar Solutions (DSIT), Smart Grid Distribution Automation (GridSense) and M2M (OmniMetrix).

The activities of our US Seismic Systems, Inc. subsidiary ("USSI") have been discontinued (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments).

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

	Year ended December 31, 2014
	DSIT	GridSense	OmniMetrix	Acorn	Total Continuing Operations	USSI Discontinued Operations	Total
Revenues	$12,311	$4,493	$2,756	$—	$19,560	$556	$20,116
Cost of Sales	8,576	3,196	1,150	—	12,922	1,599	14,521
Gross profit	3,735	1,297	1,606	—	6,638	(1,043)	5,595
Gross profit margin	30%	29%	58%	—	34%	(188)%	28%
R& D expenses, net of credits	1,002	1,096	616	—	2,714	3,818	6,532
Selling, general and administrative expenses	3,135	2,742	2,586	3,560	12,023	3,644	15,667
Impairment of intangibles	—	1,773	—	—	1,773	9,580	11,353
Restructuring and related charges	—	198	96	—	294	954	1,248
Operating loss	$(402)	$(4,512)	$(1,692)	$(3,560)	$(10,166)	$(19,039)	$(29,205)

	Year ended December 31, 2013
	DSIT	GridSense	OmniMetrix	Acorn	Total Continuing Operations	USSI Discontinued Operations	Total
Revenues	$13,065	$5,026	$2,197	$—	$20,288	$1,468	$21,756
Cost of Sales	8,624	3,198	963	—	12,785	3,815	16,600
Gross profit	4,441	1,828	1,234	—	7,503	(2,347)	5,156
Gross profit margin	34%	36%	56%	—	37%	(160)%	24
R& D expenses, net of credits	1,511	2,118	647	—	4,276	3,899	8,175
Selling, general and administrative expenses	3,328	3,516	4,544	5,068	16,456	3,360	19,816
Impairment of intangibles	—	—	6,731	—	6,731	—	6,731
Restructuring and related charges	—	594	795	—	1,389	—	1,389
Operating loss	$(398)	$(4,400)	$(11,483)	$(5,068)	$(21,349)	$(9,606)	$(30,955)

DSIT SOLUTIONS LTD.

Our 88.3% owned subsidiary (upon conversion of currently held preferred stock) DSIT Solutions Ltd. (“DSIT”) is a globally-oriented business based in Israel with expertise in sonar and acoustics and development capabilities in the areas of real-time and embedded systems. Based on these capabilities, we offer a full range of sonar and acoustic-related solutions to strategic energy installations as well as defense and homeland security markets. In addition, based on expertise in fields such as signal acquisition and processing applications, communication technologies and command, control and communication management (“C3”) we provide wide ranging solutions to both governmental and commercial customers.

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

Energy & Security Sonar Solutions. Our energy & security sonar solutions include a full range of sonar and acoustic-related solutions to the strategic energy installation, defense and homeland security markets. These solutions include:

●	AquaShield™ Diver Detection Sonar (“DDS”) – DSIT has developed an innovative, cost-effective DDS system, the AquaShield™, that provides critical coastal and offshore protection of sites through long-range detection, tracking, classification and warning of unauthorized divers and Swimmer Delivery Vehicles (“SDVs”) for rapid deployment and effective response. Our AquaShield™ DDS system is fully automatic and customizable, and requires human intervention only for final decision and response to the threat. The DDS sensors can be integrated with other sensors into a comprehensive command and control (“C&C”) system to provide a complete tactical picture both above and below the water for more intelligent evaluation of and effective response to threats.

●	PointShield™ Portable Diver Detection Sonar (PDDS) – The PointShield™ PDDS is a medium range portable diver detection sonar aimed at protecting vessels at anchorage and covers restricted areas such as water canals and intakes. The PointShield™ is a cost-effective system tailored to meet the needs of customers, whose main concern is portability and flexibility.

●	AquaShield-ERTM – The AquaShield-ERTM (extended range) DDS is similar to our AquaShieldTM DDS except that it is specially designed to enable detection, tracking and classification of targets at much longer ranges thus enabling better response time when this is required for operational considerations.

●	Hull Mounted Sonar (HMS) for surface ships - DSIT has started its sonar activity 25 years ago building part of the HMS for the Israeli Navy SAAR 5 corvettes. Since then, a large portion of the sonar functions can be achieved using software which has reduced its cost. In addition, DSIT has created sonar building blocks (see below) that enable it to offer to customers and shipyards a cost effective Hull Mounted Sonar with good performance at an affordable price.

●	Mobile/Portable Acoustic Range (“MAR/PAR”) – The MAR and PAR accurately measures a submarine’s or surface vessel’s radiated noise; thus enabling navies and shipyards to monitor and control the radiated noise and to silence their submarines and ships. By continuously tracking the measured vessel and transmitting the data to a measurement ship, the MAR system enables real time radiated noise processing, analysis and display. The system also includes a platform database for measurement results management and provides playback and post analysis capability.

●	Generic Sonar Simulator (“GSS”) – DSIT has developed a GSS for the rapid and comprehensive training of Anti-Submarine Warfare (“ASW”), submarine, and mine detection sonar operators. This advanced, low cost, PC-based training simulator is designed for all levels of sonar operators from beginners to the most experienced, including ship ASW teams. The simulator includes all aspects of sonar operation, with emphasis on training in weak target detection in the presence of noise and reverberation, torpedo detection, audio listening and classification. Based on this technology, DSIT expanded the application to include a full scale submarine tactical trainer.

●	Underwater Acoustic Signal Analysis system (“UASA”) – DSIT’s UASA system processes and analyzes all types of acoustic signals radiated by various sources and received by naval sonar systems (submarine, surface and air platforms, fixed bottom moored sonar systems, etc.).

●	Sonar Building Blocks – based on our sonar capabilities and development of the DDS, DSIT has developed a number of generic building blocks of sonar systems such as Signal Processing Systems and Sonar Power Amplifiers. Some customers designing and building their own sonar systems have purchased these building blocks from us. These elements are specifically tailored and optimized for sonar systems and have advantages over generic standard building blocks.

Fiber Optic Solutions

In 2012, DSIT began to leverage its acoustic signal processing capabilities for land seismic security applications and to extend its current offering by developing and integrating into its existing line of naval products, a new sensor based on advanced fiber-optic sensing technology. This new sensor will enable DSIT to grow into new business domains, including maritime and land-based perimeter security applications, pipeline leak detection and Structure Health Monitoring (SHM) of airborne vehicles such as UAVs.

In 2012, DSIT and USSI were awarded a grant from the Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD Foundation”) for the joint development of a next generation integrated passive/active threat detection system for underwater site protection (PAUSS). The BIRD Foundation provides funding money for projects involving joint innovation and development between American and Israeli companies. Due to the suspension of USSI’s operations (see Recent Developments) we are uncertain as to whether we will be able to continue the development of the PAUSS on our own. DSIT is currently examining the possibility of continuing the development of the PAUSS by teaming-up with another U.S. company with fiber optic expertise to assume the portion of the project which was to have been performed by USSI.

In addition to its underwater site protection, DSIT is exploring solutions for the perimeter fiber optic security market. In 2013, DSIT and Ramot, the technology transfer company of Tel-Aviv University, were jointly awarded a $325,000 grant representing a 50% participation in DSIT's expenses, from MEIMAD (a collaborative program between the Israeli Ministry of Defense and the Office of the Chief Scientist (“OCS”) at the Ministry of Economy, to jointly promote new ideas and new technologies that can serve both commercial applications and military needs) for the joint development of a next generation Fiber-Optic Based Perimeter Security System Interrogator. The interrogator is the optics/electronics heart of the fiber optic sensing system.

In December 2014, DSIT and Ramot, were jointly awarded another grant from MEIMAD. This grant is for a 24-month project (in two stages) for the joint development of a Fiber-Optic Based SHM Interrogator. This Interrogator, based on Tel-Aviv University’s patented technology, will allow the use of standard communication fiber optic wires for structure health monitoring at high rates and in real-time. This new technology Interrogator will allow DSIT to penetrate the SHM market for specialized applications such as structure health monitoring of airborne structures (aircraft wings and fuselage). The total amount of the grant is approximately $245,000, representing a 50% participation in DSIT's expenses, and is conditioned on budget availability at the OCS and achieving the project’s first phase milestone (a working prototype of an Interrogator).

With a prototype of the first Interrogator, based on Dynamic Optical Frequency Domain Interferometry already showing promising results in field trials, DSIT believes that this Interrogator when developed can be used for long range perimeter security applications and for underwater passive detection of divers, swimmers and boats.

Other Real-Time and Embedded Solutions

Additional areas of development and production in real-time and embedded hardware and software include:

● Weapon/C&C Operating Consoles - DSIT specializes in Weapon/C&C Operating Consoles for unique naval and air applications, designed through synergistic interaction with the end-user. Weapon/C&C Consoles utilize Human-Machine Interface (“HMI”) prototyping supported on a variety of platforms as an integral part of the HMI definition and refinement process. Weapon/C&C Console specific applications driven by HMI include signal processing and data fusion and tracking.

● Computerized Vision Systems for the Semiconductor Industry - DSIT has been cooperating with global leaders of state-of-the-art semiconductor wafer inspection systems in developing cutting edge technologies to enable the semiconductor industry to detect defects in the manufacture of silicon wafers. DSIT develops and manufactures hardware and embedded software for computerized vision systems as a subcontractor. The activity is multi-disciplinary and includes digital and analog technologies, image processing and intricate logic development.

● Modems, data links, navigation and telemetry systems - DSIT is working with major defense industries in Israel such as Rafael Advanced Defense Systems Ltd. and Israel Aerospace Industries Ltd., developing modems, advanced wide-band data links and telemetry and navigation systems for airborne and missile systems. DSIT is providing development and production services of hardware and embedded signal processing software with high quality control standards.

DSIT’s other operations include IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities.

Customers and Markets

According to a 2011 Wall Street Journal article, nearly 30% of U.S. oil production and 15% of gas production is produced from wells on the Outer Continental Shelf. Globally, some 30% of the world’s oil output comes from offshore production. An enormous amount of capital investment has gone into creating this underwater energy infrastructure. This includes the oil platforms that drill, extract and temporarily store oil and gas, as well as the oil and gas wellheads, pipelines, single point mooring buoys and pumps required to transfer the product from its location to shore. While this infrastructure was built with the assumption that it would be able to weather natural disasters, much of this infrastructure comprises what is known in the military as “soft” targets from beneath the water that would not require much in the way of explosives to cause significant, and perhaps catastrophic, damage.

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

All of DSIT’s operations (excluding product delivery, set-up and service) take place in Israel. In recent years, an increasing share of this segment’s revenues were derived from outside of Israel increasing from 38% in 2009 to 73% in 2012 before decreasing to 37% in 2013. In 2014, non-Israeli revenues increased to 42%. The increase in 2014 was due primarily to the receipt of a major order in late 2013 for the supply of an advanced underwater acoustic monitoring system. We expect DSIT’s non-Israel based revenues to increase again in 2015 following DSIT’s recently announced order with an undisclosed navy for four Hull Mounted Sonar (HMS) systems and an Anti-Submarine Warfare (ASW) Trainer for $15.4 million (See “Recent Developments”). DSIT continues to invest considerable efforts to penetrate Asian, European and South American markets in order to broaden its geographic sales base with respect to its sonar technology solutions. We have significant customer relationships with some of Israel’s largest companies in its defense and electronics industries as well as relationships with some of the biggest Asian defense integrators. We are currently exploring several cooperation opportunities in Asia.

In 2015, we anticipate expanding our sales and marketing efforts for our entire portfolio of naval solutions including our Shield family of products - AquaShieldTM, AquaShield-ERTM (Extended Range), PointShieldTM - and our Mobile Acoustic range (MAR) as well as our other naval solutions. In some cases we also offer a complete solution including above-water optical and radar sensors from third-party integrators into a complete C&C system. DSIT is currently in discussions with a number of energy, commercial and governmental customers seeing an increasing awareness of potential underwater threats to coastal and offshore critical infrastructure as well as vessels, canals and intakes. DSIT is also leveraging its capability to offer HMS to navies who are building new ships.

In 2014, three customers accounted for approximately 63% of DSIT’s revenues (32%, 16% and 15%). One customer represented approximately 20% ($4.0 million) of Acorn’s consolidated revenues for 2014. DSIT does not expect that this customer will provide more than 10% of Acorn’s consolidated revenues in 2015. The loss of any one or more of these customers and/or the lack of a replacement project upon the completion of projects to these customers could have a material adverse effect on DSIT’s operations.

Competition

Our Energy & Security Sonar Solutions segment faces competition from several competitors, large and small, operating in worldwide markets (such as Sonardyne International Ltd. and Atlas Elektronik (both based in the United Kingdom) and the Kongsberg group of companies (based in Norway)) with substantially greater financial and marketing resources, particularly with respect to our energy and security sonar solutions. We believe that our wide range of experience and long-term relationships with large businesses as well as the strategic partnerships that we are developing will enable us to compete successfully and obtain future business. In product demonstrations to potential customers, DSIT’s AquaShieldTM has achieved better performance regarding detection range and automatic classification, than its main competitor. DSIT has sold its AquaShieldTM DDS system to the Israeli Navy following a comprehensive review and evaluation process in which the Navy investigated competing systems and selected those of DSIT. DSIT anticipates additional orders from the Israeli Navy for additional systems. We also face competition from other competitors (such as Whitehead Sistemi Subacquei (WASS) in Italy and Ultra Electronics in the UK in the area of portable acoustic ranges.

Intellectual Property

DSIT rigorously attempts to protect its proprietary know-how, proprietary technologies, processes and other intellectual property.

DSIT’s systems are heavily based on software implementing advanced acoustic signal processing algorithms. The foundation of the systems and DSIT’s competitive edge lies in these algorithms. DSIT’s strategy is to identify these key intellectual property elements developed by us in order to protect them in a timely and effective manner, and to continually use such intellectual property to our competitive advantage in the marketplace.

We keep the detailed description of these core algorithms as proprietary information and accordingly they are not disclosed to the public or to customers. We use contractual measures such as non-disclosure agreements and special contract terms to protect this intellectual and proprietary information. It is uncommon for companies such as DSIT to rely heavily on patents, as the patent itself may disclose critical information. Nonetheless, in certain cases the benefits of patent protection can outweigh the risks. We have recently applied for two provisional patents covering our activity under MEIMAD as well as some application concepts in the area of Fiber Optic based shape sensing.

A significant portion of our know-how is protected as commercial secrets and supported through agreements with our employees, suppliers, partners and customers.

Facilities

DSIT’s activities are conducted in approximately 21,000 square feet of space in the Tel Aviv metropolitan area under a lease that expires in January 2016. DSIT has an option to extend the lease for an additional three years. We believe that DSIT’s premises, which include a new integration and production lab built in 2013, will be sufficient to handle any expected near-term growth.

SMART GRID DISTRIBUTION AUTOMATION – GridSense

GridSense which is 100% owned by Acorn, develops and markets remote monitoring systems to electric utilities and industrial facilities worldwide. These systems are used in a wide range of utility applications including outage management, power quality monitoring, system planning, trouble shooting and proactive maintenance, and condition monitoring. These systems provide transmission and distribution network operators with the intelligence to better and more efficiently conduct grid operations. GridSense’s solutions allow end-users to cost effectively monitor the power quality and reliability parameters of electric transmission and distribution systems in applications where competitive offerings are non-existent or cost-prohibitive.

GridSense operates from offices in the U.S. and through a distributorship in Australia and has utility customers throughout the world, including the Americas, Asia, Australia, Africa, and the United Kingdom.

During 2013, GridSense restructured its operations in both its US and Australian entities in order to improve efficiency based on GridSense’s revenue mix and skills mix. Following the restructuring, GridSense’s Australian operations no longer had a production line and had minimal research and development activities. During 2014, GridSense shut down its Australian offices in an effort to further reduce costs and streamline operations. GridSense continues to sell all of its current products in Australia and the surrounding areas through a network of distributors. All current product production and development now take place at GridSense’s U.S. operations facility in Sacramento.

GridSense Offerings & Solutions

GridSense provides a range of offerings to utilities worldwide that help them identify, and in some cases prevent, outages and failure conditions. GridSense offerings cost-effectively identify issues on transformers from the substation to the poletop, overhead distribution and transmission lines. GridSense also provides solutions for underground line monitoring, power quality analysis, and close up inspection of energized, high voltage assets. With GridSense solutions, utilities can minimize inconveniences and productivity losses for their consumers, optimize asset utilization, and reduce the costs of identifying and rectifying network outages and disturbances. GridSense offerings include:

●	Transformer IQ® - The Transformer IQ® is a comprehensive, cost-effective monitoring system that monitors from the substation to the residential transformer all transformer failure parameters.

●	Line IQ® Systems - The Line IQ® provides real-time monitoring of events, load, voltage and temperatures with intelligent algorithms for accurate fault detection and overhead line condition monitoring.

●	PowerMonicTM - The PowerMonicTM range of outdoor power analyzers and analytical software provides portable, comprehensive monitoring of low-voltage circuits, including power quality profiles, transient recordings, RMS event captures, flicker, sags and swells, and remote capabilities.

●	HighVTM Camera - HighVTM Camera provides high-voltage inspection for energized assets to 345kV phase to phase, with one-touch still image or video capture, is Android tablet optimized for maximum functionality, and offers rapid deployment via hotstick.

●	Grid InSiteTM - An intuitive, integrated software platform for configuring GridSense network monitoring devices, accessing their data, and turning that data into actionable, smart grid intelligence.

●	DistributionIQ® - A robust platform for battery- and maintenance-free remote monitoring of non-transformer assets and applications, including fixed capacitor banks, underground cables, and underground line faults.

GridSense products under current development include:

●	DemandIQTM - Uses TransformerIQ® to detect overload conditions at the poletop transformer and performs direct load shedding within the household.

Customers and Markets

Currently, GridSense has over 15 ongoing major pilot programs, each of which we believe could have a roll-out potential in excess of $500,000. Pilot programs consist of deployment of one or more products on a test basis. Such pilot programs generally last between three and eighteen months. We have no assurance that such pilot programs will ultimately result in large scale roll-out programs.

In 2014, three customers (two serviced from GridSense’s U.S. operations and one from Australia) accounted for approximately 39% (approximately $0.6 million, $0.6 million and $0.5 million) of GridSense’s total revenues. Two of these customers accounted for approximately 40% of GridSense’s U.S. based revenues while the Australian customer accounted for approximately 37% of its revenues. The balance of GridSense’s revenues in 2014 were generally spread across a broad base of customers. The loss of one or more of the company’s top customers could have a material effect on the overall sales of GridSense. To mitigate this risk, the company is aggressively working to further expand its sales pipeline and supporting a larger base of customers.

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

Production Facilities and Locations

GridSense’s facilities are located in West Sacramento, CA. Its leased facility in West Sacramento covers approximately 11,900 square feet and is used for production, development and administrative activities. GridSense management believes its facilities are sufficient to meet the company’s needs for the foreseeable future. GridSense has successfully outsourced many production processes to external parties while maintaining strict quality assurance standards including the internal testing of all finished goods. The transfer of production to accredited contract manufacturers has reduced the Company’s fixed manufacturing overhead and freed up resources to focus on quality assurance and service. The lease in West Sacramento expires in February 2016.

OMNIMETRIX - M2M CRITICAL ASSET MONITORING & CONTROL and PIPELINE MONITORING

OmniMetrix is a Georgia limited liability company established in 1998 based in Buford, Georgia that develops and markets M2M (machine-to-machine) wireless remote monitoring and control systems and services for multiple markets in the Internet of Things ecosystem: critical assets (including stand-by power generators, pumps, pumpjacks, light towers, turbines, compressors, as well as other oilfield equipment) as well as corrosion protection for the pipeline industry (gas utilities and pipeline companies). Acorn owns 100% of OmniMetrix.

Products & Services

In the Power Generation (“PG”) market of the M2M segment, OmniMetrix sells a line of devices and services built on its baseline G8500 wireless remote monitor. This device is broadly applicable across all brands and models of emergency power generators and industrial engines. The G8500 product family connects directly to the engine’s control panel, and captures all data flowing through the control panel. As a result, the product provides the ability to identify whether an emergency generator is capable of operating as expected. In 2012, OmniMetrix designed and gained approval from PTCRB, the certification forum of North American cellular operators, and AT&T for a new 4G data radio module, replacing the 2G technology used since 2007. This new device includes GPS functionality and data storage at the device for the first time, enabling OmniMetrix to bring a mobile asset tracking functionality into the market, with primary focus on mobile generators and related equipment. OmniMetrix’s G8700 product line is designed specifically for this mobile market segment, and offers robust functionality and ultra-low power consumption, a critical feature for mobile equipment, particularly in the rental equipment market for frack drilling sites. OmniMetrix currently works with several customers in this market across several shale deposit geographies in the United States and sees this as a key growth market for its business.

In the PM market, OmniMetrix offers two primary product lines, Rectifier Monitors (RMs) and Computer Automated Test Stations (CATS). Both of these products are used to monitor cathodic protection systems, a process which reduces rust and corrosion on the steel pipes used to transport natural gas underground. As the name suggests, the OmniMetrix Rectifier Monitor (RM) product monitors the operation of the rectifiers, which are a critical component in the effort to prevent corrosion, and are also the most common point of failure in the corrosion system. The OmniMetrix Computer Automated Test Station (CATS) is also used to provide data points along the pipeline segment powered by the rectifier.

Customers and Markets

At its core, the OmniMetrix PG product can remotely monitor and control any industrial engine application, which includes standby generators, compressors, turbines, pumps, and other equipment. Early in the company’s history, a strategic decision was made to focus primarily on the standby power generation market. Over the past 12 months, the company has begun to expand its focus to add several additional applications where it sees demand.

Following the advent of the Internet of Things and “smart home” ecosystems, whereby multiple sensing and monitoring devices are aggregated into one simple dashboard for customers, many large companies, including Google, Comcast, Verizon, and AT&T are entering this market and offering similar platforms. Standby generator monitoring is rapidly becoming part of this ecosystem.

As OmniMetrix can monitor and control all major brands of standby generators, it is uniquely positioned to compete in this market. OmniMetrix is in discussions with several companies in this market to explore strategic partnerships.

In the first stages of OmniMetrix’s PG product and market development, relatively unsophisticated generator controls and early generation cellular and satellite communication processes limited the applications to alarm delivery. Customers were notified that some event had taken place after the fact. There was no diagnostic data opportunity, but service organizations could at best practice a proactive service approach.

With the advent of second generation cellular systems, and newer computerized engine controls, OmniMetrix migrated to a design point of collecting large amounts of performance data from the remote machinery, allowing service organizations to perform diagnostics on remote equipment before dispatching service. This was the beginning of the OmniMetrix SmartServiceTM Program. It allowed the service organization to put the right person in the right truck with the right parts to effect a one-trip solution. At this phase service organizations could be efficient, as well as proactive, in their operations. Customers have provided OmniMetrix feedback telling how customer service teams are able to work “smarter” and more efficiently by going directing to sites with problems, thus increasing the value of their businesses.

OmniMetrix is now in its third phase of evolution, maturing the high performance data collection design point into the first provider offering of automated prognostic solutions. As most generator failures are the result of consumables, and as those consumables can be monitored, the consumption trends can be extrapolated into predictions of the most common failure modes.

OmniMetrix’ PG monitors have been installed on generators from original equipment manufacturers (“OEMs”) such as Caterpillar, Kohler, Generac, Cummins, MTU Energy and other generator manufacturers. Based on both published and industrial sources, we estimate that the U.S. emergency power generation marketplace consists of at least 100,000 new industrial generators and 200,000 new residential generators per year. These new machines join an installed base of approximately two million generators. While new generators provide more useful diagnostic data thanks to their computerized controls, older machines have an ever greater need for basic monitoring due to their aging systems. Some estimates place the potential world market for monitoring at over 10 million installed generators.

OmniMetrix provides dual value propositions to the generator service organizations as well as to the machine owner. The dealers benefit from the receipt of performance data and status conditions from the generators they service for their customers that allows the dealer service organization to be proactive in their delivery of service to their customers, as well as to implement the OmniMetrix SmartServiceTM approach to analyzing the remote machines before dispatching a service truck. Since the majority of service and warranty costs are incurred from service people driving trucks, preemptive analysis of customer site conditions prior to dispatch can reduce their labor cost as a result. While some larger dealers embraced OmniMetrix’s business model (a recurring revenue model), it did not universally resonate within the dealer marketplace and the rate of anticipated adoption (and thus sales of monitors and monitoring subscriptions) was far slower than anticipated. From the machine owner’s perspective, the OmniMetrix product provides a powerful tool to be used in their constant effort to avoid failures that come from consumables such as batteries and fuel. With proper monitoring, the large majority of machine failures can be avoided completely. This migration from failure reporting to failure prevention is fundamental to the OmniMetrix focus, and is the result of a strong data collection and analysis design point. We believe that this transition to prognostics sets OmniMetrix apart from its competitors, many of whom are still in the failure reporting phase of application development. We have also increased our marketing efforts to end-users in an effort to increase demand for our services. Whether these efforts will prove to be successful cannot be determined at this time.

In addition, in January 2013, the EPA finalized amendments to the National Emissions Standards for Hazardous Air Pollutants for stationary reciprocating internal combustion engines (generators). Now, every commercial generator over a certain size is required to collect and report run times and annual emissions or face significant civil penalties. Consequently, we believe that some end-user customers as well as environmental engineering firms, will see significant value in our offering due to our ability to assist end-user customers in complying with such environmental regulations. As a result, we have begun to highlight this value in our marketing efforts to our customers. We currently provide reports and information to end-user customers to assist them in their environmental compliance, and we have received positive feedback from these customers.

There are two types of competitors in the PG marketplace: independent monitoring organizations (such as OmniMetrix) who produce the monitoring systems (but not the equipment being monitored); and OEMs such as generator manufacturers or generator controls manufacturers who have begun offering customer connectivity to their machinery. We recently commissioned a market study that supports our belief that we offer an excellent product, but which indicates that our pricing strategy needs to become more aggressive in order to compete effectively with both our monitoring and OEM competitors. Whether any new pricing and marketing programs will provide sufficient margins and otherwise be effective cannot be determined.

Within the PM marketplace, there are no OEM competitors, but there are several independent monitoring companies similar to OmniMetrix. While we believe that OmniMetrix systems provide greater functionality than its competitors, those competitors offer a broader range of corrosion products beyond monitoring enabling better channel penetration than OmniMetrix can accomplish.

In 2014, no one customer of OmniMetrix provided more than 8% of its revenue. OmniMetrix has successfully been able to mitigate the risk of customer dependency by increasing its penetration rate, its sales pipeline and supporting a larger base of customers. OmniMetrix expects to continue to expand its base of customers in 2015.

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

There are two types of competitors in the PG marketplace:

(1)	Independent monitoring organizations (such as OmniMetrix) who produce the monitoring systems, but not the equipment being monitored. Among these are companies such as Ayantra, FleetZOOM, Gen-Tracker, and PointGuard. PointGuard is owned by a Caterpillar dealer, and focuses its business on the Caterpillar channel. Today it offers an array of diagnostic capabilities. The other three competitors operate in the reactive “failure notification” mode described in the early stages of the OmniMetrix business model. In the past, those competitors positioned themselves at a lower performance, lower price quadrant of the market. Following its acquisition by Acorn in 2012, OmniMetrix began an aggressive push into lower price offerings, while providing significantly higher performance than the competition.

(2)	OEMs such as generator manufacturers or generator controls manufacturers have begun offering customer connectivity to their machinery. They offer a current generation connectivity replacing telephone dial-up modems that had been used in the past. Their offerings are limited to their own brands, so they do not fit into a broad application such as does the OmniMetrix SmartServiceTM, supporting service organizations that service all brands. They are also generally designed for the machine owners’ use, in a reactive application. Deep Sea Electronics offers wireless devices to allow remote access to generators with some of their controls. Similarly, Cummins Power Generation offers a device that allows their machine owners to browse directly into the generator. This device is only valid for certain types of their generators.

We believe OmniMetrix has a well-established and well-defended position in the high performance PG monitoring segment, due to its long history and numerous industry partner projects. The company is currently applying an aggressive sales effort into both the market segment requiring less technology and lower price (including the extremely large residential generator market) as well as developing more sophisticated, diagnostic products and custom solutions for commercial clientele.

Within the PM marketplace, there are no OEM competitors, but there are several independent monitoring companies similar to OmniMetrix such as Abriox, Elecsys, and American Innovations. We believe that OmniMetrix systems provide greater functionality that these competitors, though those competitors are much larger and have greater resources enabling better channel penetration than OmniMetrix can accomplish.

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

Facilities

OmniMetrix’s activities are currently conducted in approximately 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia under a lease that expires on December 31, 2019. OmniMetrix is currently utilizing only a portion of these leased facilities and has previously taken an impairment charge with respect to expected underutilization of leasehold improvements in these facilities. OmniMetrix is attempting to sub-lease a portion of these facilities. It cannot be determined at this time whether OmniMetrix will be successful in its attempts to sub-lease the facilities.

BACKLOG

As of December 31, 2014, our backlog of work to be completed and the amounts expected to be completed in 2015 were as follows (amounts in millions of U.S. dollars):

	Backlog at December 31, 2014	Amount expected to be completed in 2015
DSIT Solutions*	$12.0	$6.7
GridSense	0.8	0.8
OmniMetrix	1.9	1.4
Total	$14.7	$8.9

* See Recent Developments for new orders.

RESEARCH AND DEVELOPMENT EXPENSE, NET

Research and development expense recorded for the years ended December 31 2013 and 2014 for each of our consolidated subsidiaries in continuing operations (see Recent Developments) is as follows (amounts in thousands of U.S. dollars):

	Years ended December 31,
	2013	2014
DSIT	$1,511	$1,002
GridSense	2,118	1,096
OmniMetrix	647	616
Total	$4,276	$2,714

Research and development expense recorded is net of participation by third parties in the research and development costs as well as credits arising from qualifying research and experimental development expenditures.

EMPLOYEES

At December 31, 2014, we employed a total of 163 employees, including 138 full-time employees. We consider our relationship with our employees to be satisfactory.

A breakdown of our full-time employees by geographic location can be seen below:

	Full-time employee count
	at December 31, 2014
	U.S.	Israel	Total
DSIT Solutions	—	58	58
GridSense	22	—	22
OmniMetrix	21	—	21
USSI*	35	—	35
Acorn	2	—	2
Total	80	58	138

* USSI suspended operations in March 2015. See Recent Developments.

A breakdown of our full-time employees by activity can be seen below:

	Full-time employee count at December 31, 2014
	Production, Engineering and Technical Support	Marketing and Sales	Management, Administrative and Finance	Total
DSIT Solutions	45	3	10	58
GridSense	15	1	6	22
OmniMetrix	11	6	4	21
USSI*	28	2	5	35
Acorn	—	—	2	2
Total	99	12	27	138

* USSI suspended operations in March 2015. See Recent Developments.

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

ADDITIONAL FINANCIAL INFORMATION

For additional financial information regarding our operating segments, foreign and domestic operations and sales, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to our Consolidated Financial Statements included in this Annual Report.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our website can be found at http://www.acornenergy.com. We make available free of charge on or through our website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed, or furnished, to the SEC. Our website also includes our Code of Business Conduct and Ethics, and our Board of Directors’ Committee Charters for the Audit, Compensation and Nominating Committees.

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

In 2013 and 2014, our companies experienced delays in anticipated orders, varying levels of lower than planned sales volume and technical challenges that collectively and materially have negatively impacted and may continue to negatively impact our financial performance in the future. We have a history of operating losses, and have used significant amounts of cash to fund our operating activities over the years. In 2013 and 2014, we had operating losses of $21.3 million and $10.2 million, respectively plus losses from discontinued operations of $9.7 million and $19.1 million, respectively. Cash used in operating activities of continuing operations in 2013 and 2014 was $10.9 million and $7.1 million, respectively plus an additional $6.9 million and $11.1 million used in discontinued operations in 2013 and 2014.

As of December 31, 2014, we had a total of approximately $4.7 million in corporate cash and cash equivalents and $2.9 million at the end of February 2015. We do not presently anticipate pursuing new acquisitions and investment opportunities unless they support our existing businesses, but we do expect to continue to support the financing needs of our subsidiaries to the extent that we can. While we plan for both GridSense and OmniMetrix to be net cash flow neutral in 2016, these companies will need support for their financing needs in 2015. In 2014, we lent GridSense and OmniMetrix approximately $1,340,000 and $850,000, respectively, net of repayments. We expect that in 2015, DSIT will generate significant amounts of cash which will be available to support the corporate cash needs of Acorn and its subsidiaries; however, there can be no assurance that DSIT will be able to do so to the extent necessary and it is unknown for how long DSIT will be able to provide such support.

Accordingly, if our current cash plus any cash generated from operations and borrowing from available lines of credit, cannot provide sufficient liquidity to finance the operating activities of Acorn and the operations of our operating subsidiaries for the foreseeable future or the next 12 months in particular, we can either access the capital markets, divest from one or more of our assets or find a strategic partner for one or more of our businesses. There can be no assurance however that we will be able to exercise any of these options to improve our liquidity.

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

Our success is largely dependent on the skills, experience and efforts of our senior management team, including John Moore, Joseph Musanti, Benny Sela, Walter Czarnecki and Michael Barth. The loss of the services of any of these key managers could materially harm our business, financial condition, future results and cash flow. We do not maintain “key person” life insurance policies on any of these employees other than for our CEO, John A. Moore. We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management if their services were no longer available.

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

The SEC released final rules in August 2012 regarding mandatory disclosure by public companies of sourcing information related to their use of “conflict minerals” (tantalum, tin, tungsten and gold) originating in the Democratic Republic of Congo and adjoining countries. We were required to conduct specified due diligence activities for the 2013 calendar year, and provided our first report in June 2014.

Based on guidance released by the Securities and Exchange Commission, Acorn determined that OmniMetrix – whose only business is that of a service provider – is not subject to the required conflicts minerals inquiry. However, Acorn further determined that for its other subsidiaries that conflict minerals are necessary for the functionality of many of our products, and have taken, and will continue to undertake, prescribed steps to determine their origin.

In our June 2014 disclosure, we reported that the origin of the conflict minerals cannot be determined with any certainty once the raw ores are smelted, refined and converted to ingots, bullion or other conflict mineral-containing derivatives.

We anticipate that continuing to fulfill our compliance obligations with the rules will continue to be both time consuming and potentially costly. Although the exact amount cannot be determined at this time, commentators have suggested compliance could costs companies like ours as much as several hundreds of thousands of dollars per year. Although our costs have been (and we expect will continue to be) substantially lower, we may also incur additional expenses related to any changes to our products we may decide are advisable based upon our due diligence findings, as well as increased supply costs as alternative supply sources may not be competitively priced.

We may not be able to successfully integrate companies which we may invest in or acquire in the future, which could materially and adversely affect our business, financial condition, future results and cash flow.

Part of our business model includes the acquisition of new companies either as new platform companies or complimentary companies for our subsidiaries. Although we do not presently foresee making such acquisitions in the near term unless they support our existing businesses, if we did so, any failure to effectively integrate any future acquisition’s management into our controls, systems and procedures could materially adversely affect our business, results of operations and financial condition.

Our strategy is to continue to integrate any newly acquired companies and grow the businesses of all of our companies. Integrating acquisitions is often costly, and we may not be able to successfully integrate acquired companies with existing operations without substantial costs, delays or other adverse operational or financial consequences. Integrating acquired companies involves a number of risks that could materially and adversely affect our business, including:

●	failure of the acquired companies to achieve the results we expect;

●	inability to retain key personnel of the acquired companies;

●	dilution of existing stockholders;

●	potential disruption of our ongoing business activities and distraction of our management;

●	difficulties in retaining business relationships with suppliers and customers of the acquired companies;

●	difficulties in coordinating and integrating overall business strategies, sales and marketing, and research and development efforts; and

●	difficulties in establishing and maintaining uniform standards, controls, procedures and policies, including accounting controls and procedures.

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

As a public company, we incur significant legal, accounting, and other expenses in connection with our reporting requirements. The Sarbanes-Oxley Act of 2002, Dodd-Frank Act and the rules subsequently implemented by the Securities and Exchange Commission (“SEC”) and NASDAQ, have required changes in corporate governance practices of public companies. These rules and regulations have already increased our legal and financial compliance costs and the amount of time and effort we devote to compliance activities. We expect that as a result of continued compliance with these rules and regulations, we will continue to incur significant legal and financial compliance costs. We continue to regularly monitor and evaluate developments with respect to these new rules with our legal counsel, but we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. The conflict minerals reporting requirement discussed above is a direct consequence of our public status.

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

We may incur unexpected shutdown costs in connection with the suspension of operations of our USSI subsidiary or other unexpected liabilities related to USSI that will survive its shutdown.

We have written off substantially all of the assets of our USSI subsidiary, and do not anticipate any significant additional shutdown costs in connection with the suspension of USSI’s operations. In addition, we are neither aware of nor anticipate any other liabilities or claims related to USSI that will survive its shutdown. Should any unexpected costs, claims or liabilities related to USSI arise, however, it may negatively impact our cash position.

Goodwill and other intangible assets recorded in connection with our acquisitions is subject to impairment evaluations and as a result, we could be required to write off some or all of these intangibles, which may adversely affect our financial condition and results of operations.

In accordance with applicable accounting principles, goodwill is not amortized but is reviewed annually or more frequently for impairment and other intangibles are also reviewed if certain conditions exist. During the year ended December 31, 2014, we recorded an impairment of $1.8 million of goodwill associated with our GridSense segment as well as impairments of $1.4 million of goodwill and $2.0 million and intangibles associated with our USSI subsidiary. During the year ended December 31, 2013, we recorded impairments of $1.9 million of goodwill and $4.8 million of intangibles associated with our OmniMetrix subsidiary. Any additional impairment of the value of recorded goodwill or other intangibles at any of our other subsidiaries will result in an additional charge against earnings which could materially adversely affect our reported results of operations and financial position in future periods.

We have reported material weaknesses in internal controls over financial reporting as of December 31, 2014 and we cannot assure you that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information.

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

As a result, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future or that we can effectively remediate our reported weaknesses. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information.

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

As part of our business operations, we maintain insurance both as a corporate risk management strategy and to satisfy the requirements of many of our contracts. Insurance products are impacted by market fluctuations and can become expensive and sometimes very difficult to obtain. There can be no assurance that we can secure all necessary or appropriate insurance at an affordable price for the required limits. Our failure to obtain such insurance could lead to uninsured losses that could have a material adverse effect on our results of operations or financial condition, or cause us to be out of compliance with our contractual obligations. Our GridSense subsidiary does business in California, which is known to experience earthquake activity. Insurance coverage for earthquake-related damage is expensive and currently, GridSense does not maintain an earthquake insurance policy.

We may in the future be involved in product liability and product warranty claims relating to the products we manufacture and distribute that, if adversely determined, could adversely affect our financial condition, results of operations, and cash flows. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. While insurance can mitigate some of this risk, due to our current size and limited operating history, we have been unable to obtain product liability insurance with significant coverage. Our customers may not accept the terms we have been able to procure and seek to terminate our existing contracts or cease to do business with us.

The timing and amount of revenue generated both from new customer orders and backlog fulfillment are subject to substantial volatility

Recognition of revenue from sales to certain customers can be subject to delays beyond our control, such as timing of the receipt of component parts, change orders issued by the customer and delays in customers’ scheduled installation dates (primarily at GridSense and DSIT), all of which we generally accommodate at no cost to the customer as part of our marketing efforts to them for repeat business.

Concentrations of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, restricted deposits accounts receivable and unbilled revenues. The Company’s cash, cash equivalents and restricted cash deposits were deposited primarily with U.S. and Israeli banks and other financial institutions and amounted to $5.9 million from continuing operations at December 31, 2014. The Company uses major banks and brokerage firms to invest its excess cash, primarily in money market funds. The counterparties to our restricted deposits are two major Israeli banks. The Company does not believe there is significant risk of non-performance by these counterparties. Related credit risk would result from a default by the financial institutions or issuers of investments to the extent of the recorded carrying value of these assets. Approximately 35% of the accounts receivable at December 31, 2014, was due from two customers who pays their receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. Approximately 64% of the balance in unbilled revenue at December 31, 2014 was due from three customers that when billed, pay their trade receivables over usual credit periods. Credit risk with respect to the remaining balance of unbilled revenue is generally diversified due to the number of entities comprising our customer base.

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

RISKS RELATED TO DSIT SOLUTIONS

Failure to accurately forecast costs of fixed-priced contracts could reduce DSIT’s margins.

When working on a fixed-price basis, DSIT undertakes to deliver software or integrated hardware/software solutions to a customer’s specifications or requirements for a particular project. The profits from these projects are primarily determined by DSIT’s success in correctly estimating and thereafter controlling project costs. Costs may in fact vary substantially as a result of various factors, including underestimating costs, difficulties with new technologies and economic and other changes that may occur during the term of the contract. If, for any reason, DSIT’s costs are substantially higher than expected, it may incur losses on fixed-price contracts.

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

Providing liquidity support to Acorn could impact on DSIT’s ability to deliver its products or sustain its growth.

DSIT expects to generate significant cash flows from operations as it collects on significant balances of receivables and unbilled revenues in the coming year. For the near future, Acorn will be relying in part on DSIT’s cash flows to help support its operations and the operations of its GridSense and OmniMetrix subsidiaries. It is uncertain exactly to what extent Acorn will require DSIT to provide support and over what period of time and whether such support coming from DSIT is sustainable in the long-term. In addition, it is uncertain as to how DSIT’s liquidity support for Acorn will impact on DSIT’s ability to develop new products or its ability to deliver its products in a timely manner.

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

Exchange rate fluctuations could increase the cost of DSIT’s operations.

A majority of DSIT’s sales are based on contracts or orders which are in U.S dollars or are in New Israeli Shekels (“NIS”) linked to the U.S. dollar. At the same time, most of DSIT’s expenses are denominated in NIS (primarily labor costs) and are not linked to any foreign currency. The net effect of a devaluation of the U.S. dollar relative to the NIS is that DSIT’s costs in dollar terms increases more than its revenues. At times, DSIT enters into forward contracts to try to mitigate its exposures to exchange rate fluctuations; however, we can provide no assurance that such controls will be implemented successfully. In 2014 the U.S. dollar strengthened in relation to the NIS by 12.0%.

DSIT is substantially dependent on a small number of customers and the loss of one or more of these customers may cause revenues and cash flow to decline.

In 2014, approximately 63% of DSIT’s total revenues were concentrated in three customers. These customers are expected to continue to make up a significant portion of DSIT’s revenues and cash flow in 2015. While DSIT does expect future follow on orders from each of these customers, the timing and amounts cannot be predicted. A significant reduction of future orders or delay in milestone payments from any of these customers could have a material adverse effect on the performance of DSIT.

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

DSIT’s operations place a great reliance on it meeting project milestones in order to generate cash flow to finance its operations. Should DSIT encounter difficulties in meeting significant project milestones, resulting cash flow difficulties could have a material adverse effect on its operations.

DSIT must at times provide significant guarantees in order to secure projects. These guarantees are often collateralized by restricted deposits.

Some of the projects DSIT performs require significant performance and/or bank guarantees. At December 31, 2014, DSIT had approximately $3.8 million of performance and bank guarantees outstanding. In addition, DSIT had on deposit at two Israeli banks approximately $1.1 million collateralizing some of these guarantees. These deposits are restricted and, accordingly, DSIT cannot use these funds for operations until the guarantees which are being collateralized are released. At times, this can create cash flow difficulties which could have a material adverse effect on its operations.

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

Some of DSIT’s solutions are characterized by rapidly changing technologies and industry standards and technological obsolescence. DSIT’s competitiveness and future success depends on its ability to keep pace with changing technologies and industry standards on a timely and cost-effective basis. A fundamental shift in technologies could have a material adverse effect on its competitive position. A failure to react to changes in existing technologies could materially delay DSIT’s development of new products, which could result in technological obsolescence, decreased revenues, and/or a loss of market share to competitors. To the extent that DSIT fails to keep pace with technological change, its revenues and financial condition could be materially adversely affected.

DSIT is dependent on a number of suppliers who provide it with components for some of its products.

A number of DSIT’s suppliers provide it with major components for some of its Naval Solutions products. Some of these components are long-lead items. If for some reason, the suppliers cannot provide DSIT with the component when it is needed and DSIT cannot easily find substitute suppliers on similar terms, DSIT may have increased costs and/or delays in delivering a product to a customer and incur penalties and lose customer confidence. In addition, project delays can also slow down revenue recognition and our financial condition could be materially adversely affected. While DSIT is constantly attempting to develop secondary suppliers for these components, it can provide no assurance that it will be successful in doing so on acceptable terms.

DSIT is a relatively small company with limited resources compared to some of its current and potential competitors, which may hinder its ability to compete effectively.

Some of DSIT’s current and potential competitors have longer operating histories, significantly greater resources and broader name recognition than it does. As a result, these competitors may have greater credibility with DSIT’s existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products which would allow them to respond more quickly to new or emerging technologies or changes in customer requirements.

DSIT has committed resources to enter the fiber optic security arena.

DSIT is currently investing significant amounts of capital in creating the infrastructure to support its entrance into the fiber optic security market. DSIT planned to do this in a joint development project with USSI. As a result of the recent suspension of operations at USSI (see Recent Developments), continued work on the joint DSIT-USSI project (known as PAUSS) has also stopped. DSIT has decided to pursue this market on its own, but we have no assurance that it will successfully be able to develop or ultimately integrate these products into its portfolio and be able to commercialize the applications.

DSIT received a BIRD Foundation grant designated to cover 50% of the development costs of the PAUSS project over a period of two years. Payment of the grant is dependent on continued progress being made in accordance with a contractually agreed upon time-line. It is unclear at this time how the suspension of operations at USSI will impact BIRD funding of DSIT PAUSS costs or whether future BIRD funding on the development of PAUSS may be at risk.

In September 2013, DSIT and Ramot, the technology transfer company of Tel-Aviv University, were jointly awarded a grant from MEIMAD. MEIMAD provides funding money for projects involving joint innovation and development between Israeli industrial companies and universities. This grant is for a 30-month project (in two stages) for the joint development of a next generation Fiber-Optic Based Perimeter Security System Interrogator. The total amount of the grant is approximately $325,000 representing a 50% participation in DSIT's expenses, and is conditioned on budget availability at the Office of the Chief Scientist (“OCS”) in the Ministry of the Economy in Israel.

In July 2014, DSIT and Ramot were jointly awarded another grant from MEIMAD. This grant is for a 24-month project (in two stages) for the development of a fiber optic sensing system to be used in structural health monitoring of airborne structures (such as planes and Unmanned Aerial Vehicles (UAV’s)). The total amount of the grant is approximately NIS 950,000 (currently approximately $245,000) representing a 50% participation in DSIT’s expenses.

Both grants are conditioned on budget availability at the Office of the Chief Scientist (“OCS”) in the Ministry of the Economy in Israel and achieving the project’s first milestones. If OCS funds are unavailable and/or the projects’ milestones are not met on a timely basis, DSIT may not be able to access some or all of the grant funding.

RISKS RELATED TO GRIDSENSE

GridSense has incurred net losses and may never achieve sustained profitability.

GridSense incurred net losses each year since our acquisition of them in 2010. While GridSense has reduced its losses in 2014 to $2.7 million (excluding the non-cash $1.8 million charge for goodwill impairment) compared to 2013’s loss of $4.3 million, it has still not been able to achieve break-even for 2014; we can provide no assurance that GridSense will generate sufficient revenues and cash flow to allow it to become cash neutral or eventually achieve or sustain profitability or to have positive cash flows.

GridSense will need additional financing to grow and finance its operations.

While we do not plan to invest additional equity into GridSense, it does need continued working capital support. During 2014, Acorn continued to provide funds for GridSense’s working capital needs. During 2014, Acorn lent $1,340,000 net of repayments. GridSense will continue to need funds in 2015.

In July 2014, GridSense signed an amendment to its Loan and Security Agreement with a bank extending the expiration date of its revolving line-of-credit of $1.5 million to June 29, 2015. In addition, the bank agreed to allow GridSense to borrow against 80% of certain accounts receivable balances up to an additional $750,000 for a period of one year (to July 16, 2015). Acorn has guaranteed to the bank amounts outstanding under the line-of-credit and is subject to compliance with financial covenants under its guaranty. Acorn is not currently in compliance with such covenants, and is currently negotiating with the bank regarding terms of repayment of GridSense’s outstanding debt under the line-of-credit.

We have no assurance whether and to what extent GridSense will have access to the entire additional $750,000 facility as it is only available against certain accounts receivable. It is possible that GridSense will require working capital support beyond its bank facility to finance its operations as it works to grow its revenues.

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

GridSense is currently recording a significant portion of its revenue from sales generated in Australia (approximately 38% and 32% for the years ended December 31, 2014 and 2013, respectively). GridSense believes that growth and profitability will require additional expansion of sales in other markets, most notably the North American market. To the extent that GridSense is unable to expand sales into other markets in a timely and cost-effective manner, its business, operating results and financial condition could be materially adversely affected. In addition, even with the successful recruitment of additional personnel and international resellers, there can be no assurance that GridSense will be successful in maintaining or increasing international market demand for its products.

Exchange rate fluctuations could negatively impact GridSense’s results from its sales through its Australian distributors.

GridSense no longer has operations in Australia following the closing of its office in 2014. It does still have residual costs associated with the closure of the office (professional fees) and still sells its products through Australian distributors. Such sales are denominated and collected in Australian dollars while the costs associated with such sales are U.S. dollar based. Such residual costs and sales are subject to the volatility of the Australian dollar vis-à-vis the U.S. dollar. In 2013, the U.S. dollar strengthened by 13.8%. In 2014, the U.S. dollar strengthened by an additional 8.3%. GridSense does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its foreign currency exchange rate exposures.

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

OmniMetrix incurred net losses of $2.6 million, $11.5 million (such loss included impairments and restructuring charges of $7.5 million) and $1.7 million in 2012 since our acquisition, 2013 and 2014, respectively. OmniMetrix’s cash used in operations was $2.2 million, $4.2 million and $1.0 million, respectively, during those periods. While OmniMetrix has reduced its loss and cash used in operations in 2014, we can provide no assurance that OmniMetrix will be able to generate sufficient revenues and cash flow to allow it to become profitable or to eventually sustain profitability or to have positive cash flows.

An increase in customer terminations would negatively affect our business by reducing OmniMetrix revenue or requiring us to spend more money to grow our customer base.

We reported a $1.1 million impairment charge in 2013 related to the loss of business from a key customer. Non-renewals or other monitoring service terminations could increase in the future due to customer dissatisfaction with our products and services, increased competition from other providers or alternative technologies.

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

Some of OmniMetrix’s current and potential competitors have significantly greater resources and broader name recognition than it does. As a result, these competitors may have greater credibility with OmniMetrix’s existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products which would allow them to respond more quickly to new or emerging technologies or changes in customer requirements. In particular at the present time we are facing significant competition from generator manufacturers who offer their own monitoring solutions.

OmniMetrix may not be able to access sufficient capital to support growth.

Since our acquisition of OmniMetrix in February 2012, we invested approximately $14.0 million and lent $1.55 million (through December 2014) to OmniMetrix to support its growth and working capital needs. OmniMetrix has been dependent on Acorn’s ability and willingness to provide funding to support its business and growth strategy. OmniMetrix will continue to need funds in 2015. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined.

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

OmniMetrix’s end-user customer base is comprised exclusively of parties who have chosen to purchase either generators or cathodic protection systems. OmniMetrix has no ability to control the rate at which new generators or CaP protection systems are acquired. When purchases of such products decline, the associated need for OmniMetrix’s products and services is expected to decline as well.

If OmniMetrix is unable to keep pace with changing market or customer-mandated product and service improvements, OmniMetrix’s results of operations and financial condition may suffer.

Many of OmniMetrix’s existing products may require ongoing engineering and upgrades in conjunction with market developments as well as specific customer needs. There can be no assurance that OmniMetrix will continue to be successful in its engineering efforts regarding the development of its products and future technological difficulties could adversely affect its business, results of operations and financial condition.

The cellular networks used by OmniMetrix are also subject to periodic technical updates that may require corresponding updates to, or replacement of, OmniMetrix’s monitoring equipment.

Cellular networks have evolved over time to offer more robust technical capabilities in both voice and data transmission. At the present time, the changes from the so-called “2G” to “3G” and “4G” service have resulted in only limited service interruptions. OmniMetrix anticipates, however, that as these new capabilities come online, it will be necessary to have equipment that can readily interface with the newer cellular networks to avoid negative impacts on customer service. Not all of the costs associated with OmniMetrix’s corresponding equipment upgrades can be passed on to customers and the increased expenses are expected to have a negative impact on OmniMetrix’s operating results.

A substantial portion of OmniMetrix’s revenues are expected to be generated not from product sales, but from periodic monitoring fees and thus it is continually exposed to risks associated with its customers’ financial stability.

OmniMetrix sells on-going monitoring services to both PG and PM customers. It is therefore dependent on these customers continuing to timely pay service fees on an on-going basis. If a significant portion of these fees are not renewed from year-to-year, OmniMetrix can expect to experience deterioration in its financial condition.

OmniMetrix’s ability to provide, and to collect revenues from, monitoring services is dependent on the reliability of cellular networks not controlled by OmniMetrix.

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

OmniMetrix’s business is dependent on its ability to reliably store and manage data, but there can be no guarantee that it has sufficient capabilities to mitigate potential data loss in all cases.

The efficient operation of OmniMetrix’s business is dependent on its information technology systems. In addition, OmniMetrix’s ability to assist customers in analyzing data related to the performance of such customers’ power and cathodic protection monitoring systems is an important component of its customer value proposition. OmniMetrix utilizes off-site data servers, housed within a commercial data center utilizing accepted data and power monitoring and protection processes, but whether a data loss can be avoided cannot be assured in every case. OmniMetrix’s information technology systems are vulnerable to damage or interruption from natural disasters, sabotage (including theft and attacks by computer viruses or hackers), power outages; and computer systems, Internet, telecommunications or data network failure. Any interruption of OmniMetrix’s information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on its results of operations and financial condition.

RISKS RELATED TO OUR SECURITIES

Our stock price is highly volatile.

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. During 2014, our common stock closed at prices as low as $0.68 and as high as $4.50 per share. Fluctuations in our stock price may continue to occur in response to various factors, many of which we cannot control, including: general economic and political conditions and specific conditions in the markets we address, including the continued volatility in the energy industry and the general economy;

●	quarter-to-quarter variations in our operating results;

●	announcements of changes in our senior management;

●	the gain or loss of one or more significant customers or suppliers;

●	announcements of technological innovations or new products by our competitors, customers or us;

●	the gain or loss of market share in any of our markets;

●	changes in accounting rules;

●	changes in investor perceptions; or

●	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

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

As of March 23, 2015, 26,475,591 shares of our common stock were issued and outstanding. As of that date we had 2,642,423 warrants outstanding and exercisable with a weighted average exercise price of $1.50 and 1,198,570 options outstanding and exercisable with a weighted average exercise price of $5.25 per share, which if exercised would result in the issuance of additional shares of our common stock. In addition to the options noted above, at March 16, 2015, 1,264,012 options are outstanding, but have not yet vested and are not yet exercisable.

Substantially all of our currently outstanding shares and shares issuable under our outstanding options and warrants are or would be freely tradable.

We may have to offer additional securities for sale in the near future.

While we raised $4.0 million of proceeds (net of transaction costs) in November 2014 and expect DSIT to have sufficient cash to support Acorn and its GridSense and OmniMetrix subsidiaries in the near future, we may ultimately not have sufficient cash to allow us to execute our plans and the occurrence of one or more other unanticipated events may require us to make significant expenditures. Accordingly, we may need to raise additional amounts to finance our operations. If we were to do so by selling shares of our common stock and/or other securities convertible into shares of our common stock, current investors will incur additional dilution in the value of their shares.

We may be unable to raise capital by offering shares of our common stock because we do not currently have enough authorized shares available for such a transaction.

Under our Certificate of Incorporation, we currently have only 3,524,409 authorized and unissued shares of common stock that would be available for offering in a capital-raising transaction. This number of shares would not be sufficient for raising a significant amount of capital by means of an offering of shares. In order to increase the number of authorized shares of common stock, our Certificate of Incorporation would need to be amended, which may only be done by the vote of our stockholders. Calling a meeting of our stockholders involves a significant amount of time and expense and, in any event, should such a meeting be called for the purpose of increasing the number of authorized shares of common stock, there can be no assurance that our stockholders would vote in favor of such a proposal. The fact that we do not currently have enough authorized shares available for a capital-raising transaction may make us dependent on alternative means of raising capital in order to continue our operations, and there can be no assurance that such alternative means may be available to us on acceptable terms or at all.

Our common stock may be delisted from Nasdaq, which may make it more difficult for you to sell your shares.

In January 2015, we received a letter from the Nasdaq Listings Qualification Staff stating that we are not in compliance with the continued listing requirements of The Nasdaq Global Market because the bid price of our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. We have been provided a period of 180 calendar days, or until July 13, 2015, to regain compliance with the minimum bid price rule. If at any time before July 13, 2015, the bid price of our common stock closes at $1.00 per share or higher for a period determined by Nasdaq (which shall be a minimum of 10 consecutive business days), Nasdaq will provide us with written notification that we are in compliance with the rule.

In the event we do not regain compliance with the rule, we may be eligible for an additional 180-day cure period. To qualify, we must submit, no later than the expiration date, an application to transfer the listing of our securities from the Nasdaq Global Market to the Nasdaq Capital Market. We would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. As part of its review process, the Staff would make a determination of whether it believes we would be able to cure this deficiency. Should the Staff conclude that we will not be able to cure the deficiency, the Staff would provide notice that our securities will be subject to delisting. We would have the right to appeal to a Nasdaq Hearings Panel any determination to delist our securities. Our securities would remain listed on Nasdaq until the completion of this appeal process.

Delisting of our common stock by Nasdaq would adversely affect the market price and liquidity of our common stock, your ability to sell your shares of our common stock and our ability to raise capital.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate activities are conducted in approximately 1,300 square feet of office space in Wilmington, Delaware under a lease that expires in January 2016. The lease provides for annual rent of approximately $20,900. We have an option to extend the term for an additional year with an annual rent of approximately $21,500.

Our DSIT subsidiary’s activities are conducted in approximately 21,000 square feet of space in the Tel Aviv, Israel metropolitan area under a lease that expires in January 2016. DSIT has an option to extend the lease for an additional three years. The current annual rent is approximately $285,000.

GridSense operates in West Sacramento, CA. GridSense’s office is approximately 11,900 square feet and its annual rent is approximately $120,000. The lease agreement expires in February 2016. The annual rent is approximately $40,000 and is subject to annual increases of 4% per year.

OmniMetrix’s activities are currently conducted in approximately 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia under a lease that expires on December 31, 2019. The lease provides for annual rents ranging from approximately $97,000 in 2014 to $109,000 in 2019. OmniMetrix is currently utilizing only a portion of these leased facilities and has taken an impairment charge in connection with its restructuring in 2013 with respect to expected underutilization of leasehold improvements in these facilities. OmniMetrix is attempting to sub-lease a portion of these facilities. It cannot be determined at this time whether OmniMetrix will be successful in its attempts to sub-lease the facilities.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

32

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the NASDAQ Global Market under the symbol “ACFN”. The following table sets forth, for the periods indicated, the high and low reported sales prices per share of our common stock on NASDAQ.

	High	Low
2013:
First Quarter	$8.39	$6.16
Second Quarter	9.24	6.35
Third Quarter	9.90	5.75
Fourth Quarter	6.08	2.85
2014:
First Quarter	$4.60	$3.02
Second Quarter	3.49	1.35
Third Quarter	2.86	1.51
Fourth Quarter	1.59	0.65

As of March 24, 2015, the last reported sales price of our common stock on the Nasdaq Global Market was $0.57, there were 109 record holders of our common stock and we estimate that there were approximately 5,900 beneficial owners of our common stock.

Dividends

The Company paid cash dividends on its common stock during the years ended December 31, 2013 as follows:

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

In August 2012, we adopted a Dividend Reinvestment Plan (“DRIP”). We offered up to 600,000 shares of our common stock for purchase under the DRIP. The DRIP provided participants the ability to invest all or a portion of cash dividends on their Acorn shares in additional shares of the Company’s common stock. During 2013 we issued shares under the DRIP directly at a 5% discount from the market price. The DRIP was administered by the Company’s stock transfer agent. During the period from August 2012 when we adopted the DRIP through March 2013 when we suspended dividend payments, we issued 41,710 shares of common stock under the DRIP. The DRIP is no longer active.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Suspension of USSI operations

In March 2015, we announced that we had stopped funding our USSI subsidiary and that USSI had suspended all operations and terminated almost all of its employees. USSI intends to sell its assets and is exploring ways to maximize value for its creditors and other stakeholders, expecting that most of the proceeds from any sale of its assets will be used to pay creditors. It is uncertain whether there will be any proceeds available to Acorn or other USSI shareholders. We recorded write-offs on our 2014 consolidated financial statements of substantially all of the assets of USSI, including approximately $4.9 million in inventory, $3.4 million in goodwill and intangibles and $1.0 million in fixed assets.

DSIT orders

In late 2014 and in the first quarter of 2015, DSIT received over $19 million of new orders. The bulk of this amount ($15.4 million) was related to an order for four Hull Mounted Sonar (HMS) systems and an Anti-Submarine Warfare (ASW) Trainer for an undisclosed navy. The HMS systems are planned to be delivered within a period of three years while the ASW Trainer is planned to be delivered in 2015. In addition, DSIT received a $2.2 million order from a returning customer (another undisclosed navy) as well as several follow-on orders with a total value of $1.6 million for development and production from a number of its customers in Israel. The projects involve development of both hardware and embedded software.

Non-compliance with financial covenant

Acorn is not in compliance with the financial covenants under its guaranty of GridSense’s line-of-credit. As a result of this event of default, the debt of $1,480,000 is due on the bank’s demand and we are currently negotiating with the bank regarding terms of repayment.

Notice of failure to satisfy a listing rule

On January 13, 2015, we received a letter from the Nasdaq Listings Qualification Staff stating that we are not in compliance with the continued listing requirements of The Nasdaq Global Market because the bid price of our common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days.

In accordance with Nasdaq rules, we were provided a period of 180 calendar days, or until July 13, 2015, to regain compliance. We will regain compliance if at any time before July 13, 2015, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. In the event we do not regain compliance, we may be eligible for an additional 180-days if we drop our listing down to the Nasdaq Capital Market.

OVERVIEW AND TREND INFORMATION

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in “Item 1A. Risk Factors.”

We operate in three reportable segments: Energy & Security Sonar Solutions (through our DSIT subsidiary), Smart Grid Distribution Automation (through our GridSense subsidiaries) and Machine-to-Machine Critical Asset Monitoring & Control (“M2M”) (formerly Power Generation Monitoring through our OmniMetrix subsidiary) In addition, our “Other” segment represents certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities at DSIT as well as Cathodic Protection activities in our OmniMetrix subsidiary.

In previous years, we reported USSI’s activities in our Oil and Gas Sensor Systems segment which developed and produced fiber optic sensing systems for the energy and security markets. The operation of USSI have been suspended (see Recent Developments) and accordingly are reflected as discontinued operations.

The following analysis should be read together with the segment information provided in Note 18 to our Consolidated Financial Statements included in this report.

DSIT Solutions

Revenue in our DSIT subsidiary decreased by 6%, from $13.1 million in 2013 to $12.3 million in 2014. The decrease was due to decreased revenues in both DSIT’s Energy & Security Sonar Solutions activities (from $11.8 million in 2013 to $11.2 million in 2014) while IT and consulting revenue also decreased in 2014 from ($1.3 million in 2013 to $1.1 million in 2014). Fourth quarter 2014 revenue for DSIT was $3.3 million reflecting a slight decrease (3%) compared to fourth quarter 2013 revenue of $3.4 million. Fourth quarter 2014 revenues were unchanged compared to third quarter 2014 revenues.

The decrease in revenues in our Energy & Sonar Security Solutions activities was primarily due to the near completion of a major DDS project whose completion was delayed by weather conditions at the customer’s site which limited DSIT’s ability to recognize revenue on the project as well as the near completion of another DDS project in 2014 without a similar sized project replacing it in backlog. Revenues from DSIT’s other IT and consulting activities decreased slightly in 2014 due to less billable hours during the year.

Gross profit in DSIT in 2014 was $3.7 million reflecting a decrease of $0.7 million or 16% from $4.4 million in 2013. The decrease in the year-on-year gross profit was attributable to both decreased revenues and gross margins in DSIT’s Energy & Sonar Security activities. DSIT’s fourth quarter gross profit of $1.2 million reflected an increase of $0.4 million as compared to the fourth quarter of 2013’s gross profit of $0.8 million and a slight increase (approximately $40,000) as compared to the third quarter of 2014. The fourth quarter increase in gross profit was due to increased gross margin in the quarter.

DSIT’s gross margin in 2014 was 30%, down from 2013’s gross margin of 34%. The decrease in gross margin in 2014 was attributable to the mix of projects worked on and the abovementioned weather conditions that limited progress in one of DSIT’s projects and resulted in increased labor and installation costs in the first half of 2014. Second half 2014 margins (35%), however, reflected a significant increase over first half 2014 margins (25%) due to a change in the mix of projects worked on during the period.

During 2014, DSIT recorded approximately $1.0 million of R&D expense, a decrease of approximately $0.5 million compared to 2013. DSIT’s decreased R&D expense was due to increased participation by third parties in DSIT’s R&D costs and the reduction of an R&D costs in a certain R&D project in 2014. R&D expense in 2014 was net of participations from the BIRD Foundation and MEIMAD (approximately $0.5 million in 2014 and $0.3 million in 2013). R&D expense was $0.2 million and $0.4 million during the fourth quarters of 2014 and 2013, respectively. The bulk of DSIT’s R&D expense is focused on developing land-based security fiber-optic products as well as other fiber-optic applications and the next generation integrated passive/active threat detection system for underwater site protection. DSIT continued to work on joint development (with USSI) of the PAUSS next generation integrated passive/active threat detection system for underwater site protection in 2014, however, progress has been negatively impacted by USSI’s increased focus on its oil and gas activities, its limited financial resources and ultimate suspension of activities in March 2015 (see Recent Developments). DSIT does not expect a material change in R&D expense for 2015.

During 2014, DSIT recorded approximately $3.1 million of selling, general and administrative (“SG&A”) expense as compared to approximately $3.3 million recorded during 2013. The decrease compared to 2013 is attributable to non-cash stock compensation expense ($160,000) associated with the modification of certain options at DSIT in 2013. Fourth quarter 2014 SG&A of $0.7 million represents a decrease of $0.1 million compared to fourth quarter 2013’s SG&A of $0.8 million due primarily to a weakening of the NIS during in 2014. DSIT expects SG&A to increase slightly during 2015 as the company expects to increase its sales and marketing efforts during the year.

For 2014, DSIT intends to file its tax returns in Israel as a "Preferred Enterprise". As a Preferred Enterprise, DSIT's corporate income tax rate for 2014 (and beyond) will be 16% as compared to its 2013 corporate income tax rate of 26.5%. This decrease in DSIT's expected future tax rate reduced the value of DSIT's deferred tax assets. Accordingly, DSIT incurred an income tax expense of approximately $0.2 million during 2014.

At December 31, 2013, DSIT had a backlog of approximately $13.4 million. During the 2014, we received new orders totaling approximately $11.2 million and at the end of 2014 had a backlog of approximately $12.0 million. Such backlog includes approximately $3.0 million for long-term maintenance and support expected to begin in late 2015. The backlog does not include approximately $17 million of new orders received by DSIT in the first months of 2015 (see Recent Developments) for HMS systems and an ASW trainer for an undisclosed Navy and follow-on orders for development and production of both hardware and embedded software projects for customers in Israel.

DSIT recorded a net loss of $0.4 million in 2014 as compared to a net loss of $0.5 million in 2013. The decreased loss of $0.1 million from 2013 to 2014 was primarily due to the decreased gross profit ($0.7 million - which resulted from both decreased revenues and gross margins) offset by decreased R&D costs ($0.5 million) and decreased SG&A costs ($0.2 million). DSIT’s expects to recognize over $10 million from its December 31, 2014 backlog and the orders it received in early 2015 (see “Recent Developments”). DSIT expects to show significant revenue growth in 2015 compared to 2014, particularly from its Energy & Security Sonar Solutions products as well as from Other Real-Time and Embedded Solutions products. This is based upon the backlog from December 31, 2014, the new orders received in early 2015 and additional orders expected to be received over the balance of 2015. While DSIT has a significant pipeline of project proposals, most of its major projects come after a lengthy sales cycle over which it has little control. Accordingly, we have no assurance that such growth will materialize.

GridSense

While GridSense sees some improvement in the overall business environment in the utility industry and expects utility spending to increase in future quarters, the timing of such spending on products such as those that GridSense provides cannot be predicted with certainty due to the sales cycle of electric utilities which is typically long and requires much technical and application support. To address these long sales cycles, GridSense has expanded its customer pilot programs from just a handful in 2011 to over 50 ongoing pilots (of which 15 are major pilot programs each of which could generate over $500,000 in revenue) around the globe. In the past, GridSense has not, however, generally been able to leverage market exposure into high volume sales. We believe this was due to the fact that GridSense’s focus had been on increasing the number of pilots which, though having potential for sizeable orders, required considerable engineering resources and customization effort. Furthermore, pilot programs (consisting of deployment of one or more products on a test basis) generally last between three and eighteen months. GridSense’s new management has realigned its sales and engineering efforts and is focusing on fewer and more standardized opportunities which seem most likely to result in commercial-scale orders. Specifically, we plan to focus our continued sales efforts in 2015 only on those products that have already shown the most traction in the marketplace such as the Transformer IQ® and the Line IQ®.

In 2014, GridSense reported revenues of $4.5 million, a decrease of $0.5 million (11%) compared to 2013 revenues. The decrease in 2014 year-on-year revenues was attributable to decreased revenues from GridSense's U.S. operations which saw its revenues decrease from $3.4 million in 2013 to $2.8 million in 2014. Revenues from GridSense’s Australian operations increased from AU$1.6 million in 2013 to AU$1.9 million in 2014, however, the increase was muted in US dollars (an increase from $1.6 million in 2013 to $1.7 million in 2014) due to the weakening of the Australian currency during the period. The decreased U.S. revenue was attributable to product mix along with difficulties associated with the transfer of production activities to the U.S from Australia combined with the completion of a major order from a California based investor owned utility in 2013. The increased Australian revenue was attributable to the delivery of large orders received in early 2014. Fourth quarter 2014 revenues of $1.1 million was approximately $350,000 or 24% below fourth quarter 2013 revenues of $1.5 million. This decrease in revenues was attributable to the aforementioned order from a major national utility which was fulfilled in late 2013. Fourth quarter 2014 revenues were unchanged as compared to third quarter 2014 revenues.

GridSense's gross profit in 2014 ($1.3 million) decreased by approximately $0.5 million or 29% compared to 2013's gross profit. The decrease in gross profit was attributable to the abovementioned decrease in revenues and gross margins. Gross margins decreased from 36% in 2013 to 29% in 2014. The decrease in the gross margin was due to a combination of a number of factors which negatively impacted on the 2014 gross margin. Revenues in early 2014 reflected what we believe to be a temporary shift in the product mix of US sales coming from our LineIQ products and lower than expected shipments of PowerMonic due to suppliers’ constraint and difficulties associated with the transfer of production activities to the U.S from Australia. In addition, we incurred certain one-time charges related to radio upgrades early in the year. Gross margins picked up in the second half of 2014 (33%) as compared to 25% in the first half of 2014. Margins are still negatively impacted by product mix and lower margins from the large scale LIQ product order for the US customer. We expect gross margins to improve to historical levels (in excess of 40%) as the product mix normalizes and PowerMonic shipments return to historical levels.

During 2014, GridSense recorded $1.1 million of R&D expense as compared to $2.1 million during 2013. The decreased R&D expense is due to the downsizing of GridSense’s Australian operations and reduced engineering staff in the U.S. following the restructuring implemented by GridSense in mid-2013. Fourth quarter 2014 R&D expense was $0.2 million compared to $0.3 million in the fourth quarter of 2013 and $0.2 million in the third quarter of 2014. GridSense expects that R&D expense going forward will remain at or about their current levels going forward.

During 2014, GridSense recorded $2.7 million of SG&A expense representing a decrease of approximately $0.8 million (22%) compared to 2013 SG&A expense. The decreased SG&A expense is due to the downsizing of GridSense’s Australian and U.S. operations following the restructuring implemented by GridSense in mid-2013. Fourth quarter SG&A expense of $0.6 million reflects a decrease of $0.2 million from the fourth quarter of 2013 due to lower headcount and refocused marketing activities. We expect that SG&A costs will stabilize at or about their current levels going forward.

In the fourth quarter of 2014, as a result of our annual impairment test of goodwill, we recorded a goodwill impairment charge of $1.8 million at GridSense.

Acorn continues to lend GridSense money for it working capital needs. Following GridSense’s repayment of its $275,000 outstanding balance (at December 31, 2013) to Acorn in February 2014, it subsequently borrowed an additional $1,865,000 of which $250,000 was repaid in August 2014. GridSense’s ability to repay this amount and any further loans is dependent upon their meeting their sales forecasts in 2015.

In July 2014, GridSense signed an amendment to its Loan and Security Agreement with a bank to extending the expiration date of its revolving line-of-credit of $1.5 million to June 29, 2015. In addition, the bank agreed to allow GridSense to borrow against 80% of certain accounts receivable balances up to an additional $750,000 for a period of one year (to July 16, 2015). As at December 31, 2014, GridSense was utilizing $1,480,000 of this line-of-credit plus an additional $379,000 of its accounts receivable financing. On March 24, 2015, GridSense was utilizing $1,480,000 of this line-of-credit plus approximately an additional $80,000 of its accounts receivable financing. Acorn has guaranteed to the bank amounts outstanding under the line-of-credit. Acorn is not in compliance with the financial covenants under its guaranty. Acorn is currently negotiating with the bank terms of repayment of GridSense’s outstanding debt under the line-of-credit.

We have no assurance that GridSense will generate sufficient sales or reduce its need for additional financing to support its working capital needs. Additional working capital support may be in the form of an additional or expanded bank line, new investment by others, additional loans by Acorn, or a combination of the above. There is no assurance that GridSense will be able to obtain an additional or expanded line-of-credit or other support in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional loans from us in GridSense may be limited by the working capital needs of our corporate activities and other operating companies.

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

OmniMetrix is revising its strategic direction which includes marketing to end-users as well as to select dealers identified as possessing both substantial maintenance customer bases and a willingness to provide value-added services. In addition, over the past 12 months, OmniMetrix has shifted its focus to add several additional applications where demand has grown such as in the oilfield communications market.

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

In 2014, OmniMetrix recorded revenues of $2.8 million ($2.2 million in its M2M segment and $0.6 million in its PM segment) as compared to revenues of $2.2 million recorded in 2013 ($1.7 million in its M2M segment and $0.5 million in its PM segment). The increase in revenues is driven by increases in both monitoring and hardware revenue. The increase in M2M revenues was split evenly with a $250,000 increase (22%) in monitoring revenue recorded as well as a $250,000 increase in hardware revenue (49%) as compared to 2013. Such increases are attributable to the increased number of units being monitored. The increase in PM revenues was primarily in hardware as monitoring revenues were relatively flat in 2014 when compared to 2013.

Gross profit during 2014 was approximately $1.6 million reflecting a gross margin of 58% on revenues compared with a gross profit of $1.2 million (56% gross margin) in 2013. The increased gross profit in 2014 was primarily due to increased revenues. The increase in the gross margin from 2013 was due to the elimination of amortization allocated to cost of sales ($174,000) following the impairment of all of OmniMetrix’s intangibles in 2013. Gross margin in 2014 included certain one-time inventory adjustments (approximately $100,000) which negatively impacted on the gross margin. Fourth quarter 2014 gross profit of $455,000 reflected a gross margin of 60% as compared to fourth quarter 2013 gross profit of $360,000 (61% gross margin) and third quarter 2014 gross profit of $398,000 (59% gross margin). Gross margins are driven by margins on monitoring revenue which was 85% during the year. As monitoring revenue continues to grow, we expect OmniMetrix’s margins to increase in the long term as fixed costs are spread over a greater revenue base and the deferred costs associated with the provision of units to certain customers below cost are fully amortized.

During 2013, OmniMetrix recorded approximately $616,000 or R&D expense costs as compared to $647,000 in 2013 with quarterly expense averaging about $154,000 per quarter. We do not expect that these costs will materially change in the coming quarters.

During 2014, OmniMetrix recorded approximately $2.6 million of SG&A costs. Such costs were significantly below 2013 SG&A costs of $4.5 million (a decrease of 43%). The decreased SG&A costs from 2013 were the result of decreased payroll and marketing costs following our restructuring of activities in mid-2013. Fourth quarter 2014 SG&A costs of $0.7 million were $0.2 million less than that of the fourth quarter of 2013 and $0.1 million more than third quarter 2014’s G&A costs of $0.6 million. We anticipate that our SG&A costs in 2015 will remain roughly at the levels in the third and fourth quarters of 2014.

In 2013, OmniMetrix engaged in restructuring its operations to better align expenses with revenues. This resulted in personnel layoffs and significantly reduced utilization of its leased facility in Buford, Georgia. In 2014, OmniMetrix adjusted its estimated exit costs for its leased facility in Buford, Georgia and took an addition restructuring charge of $96,000. While no assurance can be given that we will be successful, we intend to continue to evaluate the extent to which is appropriate to share the resources of OmniMetrix with GridSense in order to capitalize on synergies from both companies’ machine-to-machine operating models, power assurance focus and complementary personnel.

OmniMetrix currently has no other sources of financing other than its sales and financing from Acorn. During 2014, Acorn lent OmniMetrix a total of $850,000. In 2015, OmniMetrix will require additional financing depending upon its level of penetration into the M2M market and the realization of potential synergies with GridSense. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

Corporate

Corporate general and administrative expense in 2014 reflected a $1.5 million decrease to $3.6 million as compared to $5.1 million of expense in 2013. The decrease in corporate G&A is primarily attributable to decreases in salary costs (which decreased by approximately $700,000) and investor relations (which decreased by approximately $440,000). Such reductions are a direct result of steps taken in the fourth quarter of 2013 to reduce corporate overhead costs.

Fourth quarter 2014 corporate general and administrative expense was $0.9 million reflecting a decrease of approximately $0.2 million compared to the fourth quarter of 2013 and an increase of $0.2 million as compared to the third quarter of 2014. The decrease in fourth quarter 2014 corporate general and administrative expense compared to fourth quarter 2013’s balance was primarily due to decreased salary and investor relations expenses while the increase compared to third quarter 2014’s balance was primarily due to an increased non-cash stock compensation expense in the quarter and increased professional fees incurred following the resignation of our in-house general counsel.

In the fourth quarter of 2013, Acorn took steps to reduce its corporate overhead expense and cash burn and was able to reduce its cash expenses in 2014 by 36%. Acorn plans to continue to reduce its investor relations activities in 2015 as well as looking to minimize corporate overhead expense to the extent possible. We have recently moved our corporate offices in order to further reduce corporate overhead. We expect our corporate general and administrative costs to decrease from current levels though actual results are dependent upon our level of corporate activity during 2015.

On November 5, we closed on a private placement of common stock and warrants to purchase common stock. Upon the closing of this financing, we received gross proceeds of approximately $4.5 million (approximately $4.0 million, net of transaction costs) resulting from the issuance and sale of 4,285,714 shares of common stock at a price per share of $1.05 and warrants to purchase up to 2,142,857 shares of common stock at an exercise price of $1.30 per share. The warrants are non-exercisable for six months after the closing of the financing and have a term of five and a half years. At the closing, pursuant to the terms of the Placement Agent Agreement, in addition to its cash fee (included in the transaction costs), the placement agent received warrants to purchase 214,285 shares of our common stock at an exercise price of $1.26 per share. The placement agent's warrants are non-exercisable for six months from the date of the closing and have a term of five years.

As of March 24, 2015, Acorn's corporate operations (not including cash at any of our subsidiaries) held a total of approximately $2.1 million in cash and cash equivalents ($0.2 million in U.S. banks and $1.9 million in Israeli banks (all of which can be repatriated without any tax consequence)). We expect to continue to support the working capital needs of our subsidiaries to the extent that we can. While we plan for both GridSense and OmniMetrix to be net cash flow neutral in 2016, these companies will need support for their financing needs in 2015. In 2014, we lent GridSense and OmniMetrix approximately $1,340,000 and $850,000, respectively, net of repayments. We expect that in 2015, DSIT will generate significant amounts of cash which will be available to support the corporate cash needs of Acorn and its subsidiaries. We believe that Acorn will have sufficient liquidity to finance its activities and the activities of GridSense and OmniMetrix over at least the next 12 months based upon its current cash balance and the support to be provided by DSIT. If the support provided by DSIT is not sufficient, Acorn will not be able to fund GridSense and OmniMetrix as it has historically which would materially impact the carrying value of the subsidiaries and their ability to continue operations.

If our current cash plus any cash generated from operations and borrowing from available lines of credit, cannot provide sufficient liquidity to finance the operating activities of Acorn and the operations of our operating subsidiaries for the foreseeable future or the next 12 months in particular, we can either access the capital markets, divest from one or more of our assets or find a strategic partner for one or more of our businesses. There can be no assurance however that we will be able to exercise any of these options to improve our liquidity.

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

Investments in other entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or our ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize our proportionate share of the investee’s net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not recorded. We resume accounting for the investment under the equity method when the entity subsequently reports net income and our share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. As at December 31, 2014, we no longer have cost or equity basis investments.

The activities of USSI have been suspended and accordingly are reflected as discontinued operations (see Recent Developments).

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

Our goodwill at December 31, 2014 was approximately $1.0 million representing approximately 3% of our total assets. Our goodwill is allocated to our segments as follows: Energy & Security Sonar Solutions – approximately $0.5 million and GridSense – approximately $0.5 million. Our intangible assets that have finite useful lives are recorded at fair value at the time of the acquisition, and are carried at such value less accumulated amortization. Our net intangible asset balance at December 31, 2014 was approximately $1.2 million representing approximately 4% of our total assets. The intangible assets at December 31, 2014 was comprised of Software and Customer Relationships in our GridSense segment. We amortize these intangible assets on a straight-line basis over their estimated useful lives.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

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

For 2014, as required, we performed an annual impairment test of recorded goodwill during the fourth quarter (or earlier if impairment indicators or triggering events are present). During the fourth quarter of 2014, we determined that goodwill associated with our GridSense reporting unit was impaired and recorded a charge of $1.8 million in our consolidated statements of operations. We believe that lower than expected sales by GridSense in 2014 and reduced projected revenues and cash flows led to the impairment charge. In addition to the goodwill impairment analysis, we also analyzed GridSense intangible assets for impairment. No impairment was found. Also in the fourth quarter of 2014, we wrote off the goodwill ($1.4 million) and intangible balances ($2.0 million) associated with USSI following the suspension of operations at the company (see Recent Developments).

Revenue Recognition

Revenue from time-and-materials service contracts, maintenance agreements and other services is recognized as services are provided, all significant contractual obligations have been satisfied and collections assured.

In the year ended December 31, 2014, we recorded approximately $12.3 million of revenues in our DSIT subsidiary representing approximately 63% of our consolidated revenue for the year. In 2014, DSIT derived approximately $11.1 million or 90% of its revenues from fixed-price type contracts.  Fixed-price type contracts require the accurate estimation of the cost, scope and duration of each engagement.  Revenue and the related costs for these projects are recognized for a particular period, using the percentage-of-completion method as costs (primarily direct labor) are incurred, with revisions to estimates reflected in the period in which changes become known.  If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and margins may be significantly and negatively affected and losses on existing contracts may need to be recognized.  Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations. In 2013 and 2014, DSIT encountered significant changes in estimate for a material project due to increased estimated installation costs of its AquaShieldTM Diver Detection Sonar system. The aggregate net changes in the contract estimates recognized using the cumulative catch-up method of accounting increased net income by approximately $0.8 million and $1.2 million in 2013 and 2014, respectively ($0.04 and $0.05 per share in 2013 and 2014, respectively).

In 2014, GridSense recorded approximately $4.5 million of revenue representing approximately 23% of our consolidated revenue for the year.

Revenue from sales of GridSense monitoring equipment is recognized at the time title to the equipment and significant risks of ownership pass to the customer based on shipping terms, when all significant contractual obligations have been satisfied and collection is reasonably assured. Revenue from customer support services on monitoring equipment includes sales of parts and servicing of equipment. Sales of parts revenue is recognized when the parts are shipped to the customer or when the part is installed in the customer’s equipment. Servicing of equipment revenue is recognized as the related service work is performed.

In 2014, OmniMetrix recorded approximately $2.8 million of revenue representing approximately 14% of our consolidated revenue for the year. Of OmniMetrix's 2014 revenue, $1.1 million or 41% represents the revenue from the sales of monitoring units and $1.7 million or 59% represents the revenue recognized from monitoring fees.

Sales of OmniMetrix monitoring systems have multiple elements, including equipment, installation and monitoring services. OmniMetrix equipment and related installations do not qualify as a separate unit of accounting. As a result, revenues (and related costs) associated with sale of equipment and related installations are recorded to deferred revenue (and deferred charges) upon activation for PG units or upon shipment for Cathodic Protection units. Revenue and related costs with respect to the sale of equipment and related installations are recognized over the estimated life of the customer relationship. Revenues from the prepayment of monitoring fees (generally paid 12 months in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period.

In 2014, USSI recorded approximately $0.6 million of revenue which are included in discontinued operations (see Note 3 to the Consolidated Financial Statements).

Revenue from sales of USSI equipment was recognized at the time title to the equipment and significant risks of ownership passed to the customer (which was generally upon shipment and/or customer acceptance), when all significant contractual obligations were satisfied and collection was reasonably assured.

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

For our Acorn options, the expected volatility factor used to value stock options in 2014 was based on the historical volatility of the market price of the Company’s common stock over a period equal to the expected term of the options. For the expected term of the option, we used an estimate of the expected option life based on historical experience. The risk-free interest rate used is based upon U.S. Treasury yields for a period consistent with the expected term of the options. We assumed no quarterly dividend rate. We recognize stock-based compensation expense on an accelerated basis over the requisite service period. Due to the numerous assumptions involved in calculating share-based compensation expense, the expense recognized in our consolidated financial statements may differ significantly from the value realized by employees on exercise of the share-based instruments. In accordance with the prescribed methodology, we do not adjust our recognized compensation expense to reflect these differences. Recognition of stock-based compensation expense had, and will likely continue to have, a material effect on our selling, general and administrative and other items within our consolidated statements of operations and also may have a material effect on our deferred income taxes and additional paid-in capital line items within our consolidated balance sheets. We are also required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially impacted.

In 2012, our USSI subsidiary (which suspended its operations in March 2015 – see Recent Developments) established a 2012 Stock Plan under which key employees, directors and consultants of USSI shares of USSI Common Stock. The options were granted with an exercise price of $1.72 per share based on a valuation performed by an independent third party and are exercisable for a period of seven years. The options vest over a three to four year period based on date of hire or other benchmark specified in the option agreement. During the years ended December 31, 2013 and 2014, $133,000 and $79,000, respectively, were recorded as stock compensation expense with respect to USSI’s stock option plan.

In 2013, our DSIT subsidiary modified the vesting period for options previously granted under its Key Employee Stock Option Plan such that options would vest either upon the occurrence of an initial public offering of DSIT or a merger, acquisition, reorganization, consolidation or similar transaction involving DSIT (the previous vesting terms) or upon the option grantee achieving 25 years of service with DSIT. As a result of the modified vesting terms, DSIT recorded stock compensation expense of $160,000 and $2,000 during the years ended December 31, 2013 and 2014, respectively.

For each of the years ended December 31, 2013 and 2014, we incurred stock compensation expense with respect to options of approximately $1.2 million and $0.9 million, respectively. Such amounts include the abovementioned stock compensation expense associated with DSIT and USSI.

See Note 14 to the consolidated financial statements for the assumptions used to calculate the fair value of share-based employee compensation for our Acorn options.

RESULTS OF OPERATIONS

The selected consolidated statement of operations data for the years ended December 31, 2013 and 2014 and consolidated balance sheet data as of December 31, 2013 and 2014 has been derived from our audited Consolidated Financial Statements included in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 2010, 2011 and 2012 has been derived from our consolidated financial statements not included herein.

This data should be read in conjunction with our Consolidated Financial Statements and related notes included herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Statement of Operations Data:

	For the Years Ended December 31,
	2010	2011	2012	2013	2014
	(in thousands, except per share data)
Revenues	$13,840	$17,612	$17,955	$20,288	$19,560
Cost of sales	7,818	10,601	11,731	12,785	12,922
Gross profit	6,022	7,011	6,224	7,503	6,638
Research and development expenses, net	582	1,938	3,013	4,276	2,714
Selling, general and administrative expenses	9,614	10,333	15,535	16,455	12,023
Impairments	1,166	—	—	6,731	1,773
Restructuring and related charges	—	—	—	1,389	294
Operating loss	(5,340)	(5,260)	(12,324)	(21,348)	(10,166)
Finance income (expense), net	(219)	(26)	61	162	(129)
Gain on investment in GridSense	1,327	—	—	—	—
Distributions received from EnerTech	135	—	—	—	—
Loss on sale of EnerTech	(1,821)	—	—	—	—
Gain on sale of HangXing	—	492	—	—	—
Loss from operations before taxes on income	(5,918)	(4,794)	(12,263)	(21,186)	(10,295)
Income tax benefit (expense)	(671)	12,767	2,956	(156)	(164)
Income (loss) from continuing operations	(6,589)	7,973	(9,307)	(21,342)	(10,459)
Gain on the sale of discontinued operations, net of income taxes	—	31,069	—	—	—
Loss from discontinued operations, net of income taxes	(19,161)	(4,722)	(8,428)	(9,647)	(19,140)
Net income (loss)	(25,750)	34,320	(17,735)	(30,989)	(29,599)
Non-controlling interest share of loss – continuing operations	(182)	(22)	(84)	62	47
Non-controlling interest share of loss - discontinued operations	844	1,111	1,108	1,213	2,407
Net income (loss) attributable to Acorn Energy, Inc. shareholders	$(25,088)	$35,409	$(16,711)	$(29,714)	$(27,145)
Basic net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
Income (loss) from continuing operations	$(0.45)	$0.46	$(0.52)	$(1.12)	$(0.46)
Discontinued operations	(1.23)	1.57	(0.41)	(0.45)	(0.73)
Net income (loss) per share attributable to Acorn Energy, Inc. shareholders	$(1.68)	$2.03	$(0.93)	$(1.57)	$(1.19)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders - basic	14,910	17,462	17,891	18,916	22,844
Diluted net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
Income (loss) from continuing operations	$(0.45)	$0.44	$(0.55)	$(1.12)	$(0.46)
Discontinued operations	(1.23)	1.55	(0.38)	(0.45)	(0.73)
Net income (loss) per share	$(1.68)	$1.99	$(0.93)	$(1.57)	$(1.19)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders - diluted	14,910	17,743	17,891	18,916	22,844

The following table sets forth certain information with respect to revenues and profits of our reportable business segments for the years ended December 31, 2014 and 2013, including the percentages of revenues attributable to such segments. (See Note 18 to our Consolidated Financial Statements for the definitions of our reporting segments).

	Energy & Security Sonar Solutions	GridSense	M2M	Other	Total
Year ended December 31, 2014:
Revenues from external customers	$11,200	$4,493	$2,174	$1,693	$19,560
Percentage of total revenues from external customers	57%	23%	11%	9%	100%
Segment gross profit	3,272	1,297	1,182	888	6,638

Year ended December 31, 2013:
Revenues from external customers	11,815	5,026	1,671	1,776	20,288
Percentage of total revenues from external customers	58%	25%	8%	9%	100%
Segment gross profit	3,817	1,828	867	991	7,503

2014 COMPARED TO 2013

Revenues. Revenues of $19.6 million during 2014 reflected a decrease of $0.7 million or 4% as compared to 2013 revenues of $20.3 million. Revenues at DSIT decreased 6% from $13.1 million during 2013 to $12.3 million in 2014; OmniMetrix increased 25% from $2.2 million during 2013 to $2.8 million in 2014 while revenues at GridSense decreased 11% from $5.0 million during 2013 to $4.5 million in 2014.

The decrease in DSIT revenues was primarily due to the near completion of a major DDS project whose completion was delayed by weather conditions at the customer’s site which limited DSIT’s ability to recognize revenue on the project as well as the near completion of another DDS project in 2014 without a similar sized project replacing it in backlog. Revenues from DSIT’s other IT and consulting activities also decreased slightly in due to less billable hours during the year. The increase in OmniMetrix revenues was driven by increased revenues in OmniMetrix’s M2M activities which increased 30% from $1.7 million in 2013 to $2.2 million in 2014 as well as increased revenues in its PM which increased 11% from $0.5 million in 2013 to $0.6 million in 2014. The increase in OmniMetrix’s M2M activities is attributable to the increased number of units being monitored. The decrease in GridSense revenues was primarily due to decreased revenues from GridSense’s U.S. operations which saw its revenues decrease from $3.4 million in 2013 to $2.8 million in 2014. This was partially offset by a slight increase in revenues from GridSense’s Australian operations ($0.1 million). The decreased U.S. revenue was attributable to product mix along with difficulties associated with the transfer of production activities to the U.S from Australia combined with the completion of a major order from a California based investor owned utility in 2013. The increased Australian revenue was attributable to the delivery of large orders received in early 2014.

Gross profit. Gross profit of $6.6 million during 2014 reflects a $0.9 million or 12% decrease compared to 2013 gross profit of $7.5 million. Gross profit at DSIT decreased $0.7 million or 16% in 2014 as compared to 2013. Gross profit at OmniMetrix increased ($0.4 million or 30%) while gross profit at GridSense decreased ($0.5 million or 29%). The decrease in DSIT’s year-on-year gross profit was attributable to both decreased revenues and gross margins in DSIT’s Energy & Sonar Security activities. The decrease in DSIT’s gross margin in these activities was attributable to the mix of projects worked on and the abovementioned weather conditions that limited progress in one of DSIT’s projects and resulted in increased labor and installation costs in the first half of 2014. The increase in OmniMetrix’s gross profit was primarily attributable to its increased revenues as gross margins increased nominally from 56% in 2013 to 58% in 2014. GridSense’s gross profit decrease was the result of both decreased revenues and a decreased gross margin which fell to 29% in 2014 from 36% in 2013. The decrease in GridSense’s gross margin was due to a combination of factors. Revenues in early 2014 reflected a temporary shift in the product mix of US sales coming from LineIQ products and lower than expected shipments of PowerMonic due to suppliers’ constraint and production ramp up activities. In addition, GridSense incurred a certain one-time charges related to radio upgrades early in the year.

Research and development (“R&D”) expenses. R&D expenses decreased $1.6 million (37%) from $4.3 million in 2013 to $2.7 million in 2013. The decreased R&D expense was attributable to decreases at GridSense whose R&D expense decreased 48% from $2.1 million in 2013 to $1.1 million in 2014 and at DSIT whose R&D expense decreased 34% from $1.5 million in 2013 to $1.0 million in 2014. The decrease at GridSense was due to the downsizing of GridSense’s Australian operations and reduced engineering staff in the U.S. following the restructuring implemented by GridSense in mid-2013. DSIT’s decreased R&D expense was due to increased participation by third parties in DSIT’s R&D costs and the reduction of an R&D costs in a certain R&D project in 2014. OmniMetrix recorded approximately $616,000 of R&D expense during the year compared to $647,000 in 2013.

Selling, general and administrative expenses (“SG&A”). SG&A costs in 2014 decreased by $4.4 million (27%) as compared to 2013. DSIT recorded approximately $3.1 million of SG&A expense in 2014 as compared to $3.3 million in 2013. The decrease compared to 2013 is attributable to non-cash stock compensation expense ($160,000) associated with the modification of certain options at DSIT in 2013. OmniMetrix recorded approximately $2.6 million of SG&A costs. Such costs were significantly below 2013 SG&A costs of $4.5 million (a decrease of 43%). The decreased SG&A costs from 2013 were the result of decreased payroll and marketing costs following our restructuring of activities in mid-2013. GridSense recorded $2.6 million of SG&A expense representing a decrease of approximately $0.9 million (26%) compared to 2013 SG&A expense. The decreased SG&A expense is due to the downsizing of GridSense’s Australian and U.S. operations following the restructuring implemented by GridSense in mid-2013. Corporate general and administrative expense in 2014 reflected a $1.5 million decrease to $3.6 million as compared to $5.1 million of expense in 2013. The decrease in corporate G&A is primarily attributable to decreases in salary costs (which decreased by approximately $700,000) and investor relations (which decreased by approximately $440,000).

Impairments. In 2014, we recorded an impairment of goodwill of $1.8 million following our annual impairment test based on expected discounted cash flows from our GridSense subsidiary.

Restructuring. During 2014, we recorded additional restructuring charges at both GridSense ($0.2 million) and OmniMetrix ($0.1 million). Our restructuring charge at GridSense was made primarily in connection with the closing of our Australian operations while our restructuring charge at OmniMetrix was an adjustment of its 2013 charge on its underutilized facility.

Discontinued operations. During 2014, USSI recorded losses net of income tax of $19.1 million. USSI’s loss includes impairments of inventory ($6.0 million), fixed assets ($1.0 million), intangibles ($2.0 million) and goodwill ($1.4 million). These losses were offset by the non-controlling interest’s share of our operations of approximately $2.4 million.

Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn Energy of $27.1 million in 2014 compared with a net loss of $29.7 million in 2013. Our loss in 2014 was due to losses in each of our subsidiaries; DSIT ($0.4 million), OmniMetrix ($1.7 million), GridSense ($4.8 million) and corporate expenses which contributed an additional $3.5 million. Our USSI discontinued operations had losses of $19.1 million. These losses from discontinued operations were partially offset by the non-controlling interest’s share of those operations of approximately $2.4 million.

2013 COMPARED TO 2012

Revenues. Revenues during 2013 increased by $2.3 million or 13% from $18.0 million during 2012 to $20.3 million in 2013. The increase in revenues was driven by increased revenues at OmniMetrix and GridSense whose revenues increased by $1.5 million and $1.4 million to $2.2 million and $5.0 million, respectively. DSIT’s revenue during the period decreased from $13.6 million in 2012 to $13.1 million in 2013.

The increase in OmniMetrix revenues was driven by increased monitoring revenue. The increase in GridSense revenues was primarily due to increased revenues from GridSense’s U.S. operations which saw its revenues increase from $1.9 million in 2012 to $3.4 million in 2013. This was partially offset by a slight decrease in revenues from GridSense’s Australian operations ($0.1 million). The increased revenue in the United States was attributable to an order GridSense was awarded in late 2012 for 800 Transformer IQ® units from a California based investor owned utility. This order was partially fulfilled in 2012 with the balance being completed in the first quarter of 2013. In addition, in June 2013, GridSense secured an order from a major national utility based on a partnership with a regional smart grid company. The order, valued in excess of $1.0 million, was delivered in the second half of 2013. The decrease in DSIT revenues was primarily due to the slowdown in revenue recognition in one of the company’s major projects in the third quarter as it neared completion without a similar size project replacing it in the company’s backlog.

Gross profit. Gross profit of $7.5 million during 2013 reflects a $1.3 million or 21% increase compared to 2012 gross profit of $6.2 million. Gross profit at OmniMetrix and GridSense both increased ($1.0 million and $0.9 million, respectively) while DSIT’s 2013 gross profit decreased by $0.6 million as compared to 2012 gross profit. The increase in both OmniMetrix’s and GridSense’s gross profit was attributable to increased revenues as well as an increased gross margin. OmniMetrix gross margin increased due to due to certain one-time adjustments recorded in 2012 which negatively impacted on the gross margin while GridSense’s gross margin also increased due to a combination of a number of factors which negatively impacted on the 2012 gross margin such as product delays causing the fulfillment of orders based on the higher costing products and an inventory charge of approximately $350,000 due to a write-off of obsolete inventory and an increase in the reserve for obsolete inventory. The decrease in DSIT’s gross profit was attributable to both decreased revenues combined with a decreased gross margin. DSIT’s gross margin decreased from 37% in 2012 to 34% in 2013. DSIT’s reduced gross margin in 2013 was due to unanticipated delays and installation complications associated with one of the company’s AquaShield projects.

Research and development (“R&D”) expenses. R&D expenses increased $1.3 million (42%) from $3.0 million in 2012 to $4.3 million in 2013. Increased R&D expense at GridSense (from $1.6 million in 2012 to $2.1 million in 2013) was due to GridSense adding to its engineering team in 2012 in order to accelerate the development of projects. OmniMetrix recorded approximately $0.6 million of R&D expense during the year compared to $0.3 million in 2012. DSIT’s R&D expense ($1.5 million) increased $0.5 million from efforts to expand DSIT’s portfolio of products to include land-based security fiber-optic solutions and DSIT’s continued work on joint development (with USSI) of the PAUSS next generation integrated passive/active threat detection system for underwater site protection. OmniMetrix’s increased R&D expense was related to increased R&D personnel.

Selling, general and administrative expenses (“SG&A”). SG&A costs in 2013 increased by $0.9 million (6%) as compared to 2012. OmniMetrix SG&A increased dramatically from $2.5 million in 2012 to $4.5 million. This increase was attributable to Acorn’s investment in marketing and back-office infrastructure since its acquisition of OmniMetrix. During 2013, GridSense recorded $3.5 million of SG&A expense representing a decrease of approximately $1.0 million (23%) compared to 2012 SG&A expense. The decreased SG&A costs is due to headcount reduction due to role consolidation and cost cutting measures that were commenced in late 2012 and continued into 2013. DSIT’s SG&A increased slightly ($3.3 million in 2013 compared to $3.2 million in 2012), the increase being attributable non-cash stock compensation costs. Corporate general and administrative costs decreased by $0.2 million from $5.3 in 2012 to $5.1 million in 2013 primarily due to decreased investor relation activities ($0.2 million) and professional fees and costs incurred associated with our acquisition of OmniMetrix (approximately $0.3 million) in February 2012 as well as other professional fees. These decreases were partially offset by increased non-cash stock compensation expense which increased $0.4 million in 2013.

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

Discontinued operations. During 2013, USSI recorded losses net of income tax of $9.6 million. These losses were offset by the non-controlling interest’s share of our operations of approximately $1.2 million.

Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn Energy of $29.7 million in 2013 compared with a net loss of $16.7 million in 2012. Our loss in 2013 was due to losses in each of our subsidiaries; OmniMetrix ($11.5 million which includes impairments of $6.7 million and a restructuring charge of $0.8 million), GridSense ($4.3 million which includes a restructuring charge of $0.6 million), DSIT ($0.5 million) and corporate expenses which contributed an additional $5.0 million. Our USSI discontinued operations had losses of $9.6 million. These losses from discontinued operations were partially offset by the non-controlling interest’s share of those operations of approximately $1.2 million.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had working capital of $3.9 million, including $4.8 million of cash and cash equivalents. Net cash and cash equivalents in our continuing operations decreased during the year ended December 31, 2014 by $11.7 million. Approximately $7.1 million was used in operating activities of our continuing operations during the year while an additional $11.1 million was used in the operating activities of our discontinued operations during the year.

The primary use of cash in operating activities during 2014 was the cash used in operations by our subsidiaries. Our subsidiaries in continued operations used $2.5 million (GridSense), $1.1 million (OmniMetrix) and $0.8 million (DSIT) while our corporate headquarter used $2.7 million in 2014. Our discontinued operations (USSI) used $11.1 million in their operations in 2014.

Net cash used in investment activities in 2014 was $1.8 million of which $1.6 million was used in our continuing operations and $0.2 million was used in our discontinued operations. The $1.6 million of cash used in our continuing operations was related $0.8 million net cash set aside for restricted deposits for DSIT’s projects, $0.4 million for the acquisition of property and equipment, $0.2 million funded for severance assets and $0.2 million (net) with respect to the loan to and partial repayment from USSI’s channel partner.

Net cash provided by financing activities in 2014 was $7.7 million of which $7.4 million was provided by our continuing operations and $0.3 million was provided by our discontinued operations. Cash of approximately $4.0 million was received from our November capital raise plus an additional $3.1 million was provided from the net change in short-term bank credit while borrowing of long-term debt was $0.2 million net of repayments.

At December 31, 2014, DSIT had approximately $1.1 million of restricted cash in banks and approximately NIS 8.6 million (approximately $2.2 million) in Israeli credit lines available to it from two Israeli banks (approximately $550,000 from one bank and $1.7 million from the other. The line of credit at the second bank represents a temporary expansion of the line of credit from NIS 2 million or approximately $515,000), $2.1 million of which was then being used. The lines-of-credit are subject to maintaining certain financial covenants. At December 31, 2014, DSIT was in compliance with its financial covenants. In addition, to the above lines-of-credit, in December 2014, DSIT entered in an agreement with another bank to allow DSIT to borrow against certain accounts receivable balances at an interest equal to the Israeli prime rate plus 1.8%. At December 31, 2014, DSIT had borrowed approximately $262,000 against certain accounts under this agreement. At December 31, 2014, DSIT also had deposited with two Israeli banks approximately $1.1 million as collateral for various performance and bank guarantees for various projects as well as for its credit facilities at the banks. However, DSIT expects to redeposit a portion of these funds again as collateral for new guarantees for new projects and for renewing its credit facilities.

We expect that DSIT will over the course of 2015 generate sufficient cash to provide cash to Acorn for its cash needs and for the needs of GridSense and OmniMetrix. Such cash may be provided by DSIT by way of a loan or from DSIT repurchasing Preferred Shares of DSIT from Acorn which would not materially affect our equity stake in DSIT. We do not believe that there will be any tax liability as a result of such transfers of cash. On March 24, 2015, DSIT had no unrestricted cash in banks and was utilizing $1.8 million of its lines-of-credit and had borrowed approximately $1.1 million against certain accounts receivable balances. At that date, DSIT also had over $11 million of open receivable balances, though when received, a portion of these funds will be collateralized for performance and bank guarantees.

Acorn continues to lend GridSense money for it working capital needs. Following GridSense's repayment of its $275,000 outstanding balance (at December 31, 2013) to Acorn in February 2014, it subsequently borrowed an additional $1,865,000 of which $250,000 was repaid in August 2014. GridSense’s ability to repay this amount and any further loans is dependent upon meeting their sales forecasts in 2015.

In July 2014, GridSense signed an amendment to its Loan and Security Agreement with a bank to extending the expiration date of its revolving line-of-credit of $1.5 million to June 29, 2015. In addition, the bank agreed to allow GridSense to borrow against 80% of certain accounts receivable balances up to an additional $750,000 for a period of one year (to July 16, 2015). As at December 31, 2014, GridSense was utilizing $1,480,000 of this line-of-credit plus an additional $379,000 of its accounts receivable financing. On March 24, 2015, GridSense was utilizing $1,480,000 of this line-of-credit plus an approximately additional $80,000 of its accounts receivable financing. Acorn has guaranteed to the bank amounts outstanding under the line-of-credit. Acorn is not in compliance with the financial covenants under its guaranty. Acorn is currently negotiating with the bank terms of repayment of GridSense’s outstanding debt under the line-of-credit.

We have no assurance that GridSense will generate sufficient sales or reduce its need for additional financing to support its working capital needs. Additional working capital support may be in the form of an additional or expanded bank line, new investment by others, additional loans by Acorn, or a combination of the above. There is no assurance that GridSense will be able to obtain an additional or expanded line-of-credit or other support in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional loans from us in GridSense may be limited by the working capital needs of our corporate activities and other operating companies.

OmniMetrix currently has no other sources of financing other than its sales and investments loans from Acorn. During 2014, Acorn lent OmniMetrix a total of $850,000. In 2015, OmniMetrix will require additional financing depending upon its level of penetration into the M2M market and the realization of potential synergies with GridSense. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

In November 2013, USSI reached agreement with its bank for an expanded $1.5 million line-of-credit of which $1,460,000 is outstanding. This line-of-credit expired on November 20, 2014 and its due date was subsequently extended to January 20, 2015. The debt has matured and is currently due on demand. USSI has granted a lien to its bank on substantially all of its assets including intellectual property. Acorn has not guaranteed the line-of-credit. We are currently in discussions with the bank regarding a forbearance agreement that would allow us to sell the USSI assets for the benefit of all stakeholders. We have no assurance that we will be able to successfully reach a forbearance agreement with the bank or ultimately sell the USSI assets for any material amounts.

As of March 24, 2015, Acorn's corporate operations (not including cash at any of our subsidiaries) held a total of approximately $2.1 million in cash and cash equivalents ($0.2 million in U.S. banks and $1.9 million in Israeli banks (all of which can be repatriated without any tax consequence)). We expect to continue to support the financing needs of our subsidiaries to the extent that we can. While we plan for both GridSense and OmniMetrix to be net cash flow neutral in 2016, these companies will need support for their financing needs in 2015. In 2014, we lent GridSense and OmniMetrix approximately $1,340,000 and $850,000, respectively, net of repayments. We expect that in 2015, DSIT will generate significant amounts of cash which will be available to support the corporate cash needs of Acorn and its subsidiaries. We believe that Acorn will have sufficient liquidity to finance its activities and the activities of GridSense and OmniMetrix over at least the next 12 months based upon its current cash balance and the support to be provided by DSIT. If the support provided by DSIT is not sufficient, Acorn will not be able to fund GridSense and OmniMetrix as it has historically which would materially impact the carrying value of the subsidiaries and their ability to continue operations.

If our current cash plus any cash generated from operations and borrowing from available lines of credit, cannot provide sufficient liquidity to finance the operating activities of Acorn and the operations of our operating subsidiaries for the foreseeable future or the next 12 months in particular, we can access the capital markets, divest from one or more of our assets or find a strategic partner for one or more of our businesses. There can be no assurance however that we will be able to exercise any of these options to improve our liquidity.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of December 31, 2014.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending December 31, (in thousands)
	Total	2015	2016- 2017	2018- 2019	2020 and thereafter
Bank and other debt	$4,330	$4,254	$76	$—	$—
Operating leases – continuing operations	1,467	786	439	216	27
Potential severance obligations (1)	4,794	200	1,041	211	3,342
Minimum royalty payments (2) (3) (4)	—	—	—	—	—
Contractual cash obligations – continuing operations	10,591	5,240	1,555	427	3,369
Contractual cash obligations – discontinued operations (5)	2,332	1,797	285	100	150
Total contractual cash obligations	$12,923	$7,037	$1,840	$527	$3,519

We expect to finance the contractual commitments for continuing operations from cash currently on hand and cash generated from operations.

(1) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of December 31, 2014, we accrued a total of $4.6 million for potential severance obligations to our Israeli employees of which approximately $3.5 million was funded. The timing of actual payment of severance obligations are uncertain as employees may continue to work beyond the legal retirement age.

(2) In June 2012, our DSIT and USSI subsidiaries were awarded a joint $900,000 grant from the BIRD Foundation for the joint development of the next generation integrated passive/active threat detection system for underwater site protection. Under the terms of the grant agreement between the BIRD Foundation, DSIT and USSI, both DSIT and USSI will have to repay the grant based on 5% of gross sales of the commercialized product, if any. The above table does not include any royalties that may be paid under this arrangement. It is unclear at this time how the suspension of activities at USSI (see Recent Developments) may impact DSIT’s obligations under this arrangement.

(3) Our DSIT subsidiary was awarded grants from MEIMAD. Under the terms of the grant agreement between the OCS and DSIT, DSIT will have to repay the grant based on 5% of gross sales of the commercialized product, if any. The above table does not include any royalties that may be paid under this arrangement.

(4) Our GridSense subsidiary is required to pay a royalty on any project sale of a particular product of not less than $100,000 to two employees. The royalty rate is on a sliding scale from 1.5% to 6.0%. The above table does not include any royalties that may be paid under this arrangement.

(5) Contractual cash obligations for discontinued operations include $1.46 million of bank debt currently due, $241,000 and $185,000 of payments due for operating leases due in 2015 and 2016, respectively, $137,000 due for potential severance obligations due in 2015 and a minimum of $50,000 per year due in the years 2015 through 2022 under a license agreement involving several of Northrop Grumman’s fiber-optic technology patents. All the above amounts have been including all operating lease payments, potential severance obligations and minimum royalty payments have been accrued and are included as current liabilities on USSI’s balance sheet at December 31, 2014 (see Note 3 to our Consolidated Financial Statements).

Certain Information Concerning Off-Balance Sheet Arrangements

Our DSIT subsidiary provides various performance, advance and tender guarantees as required in the normal course of its operations. As at December 31, 2014, such guarantees totaled approximately $3.3 million and were due to expire on different dates from 2015 to 2017. As security for a portion of these guarantees, DSIT has deposited approximately $1.1 million ($0.5 million of which is shown as current restricted deposits and $0.6 million as non-current restricted deposits in our Consolidated Financial Statements). As DSIT’s restricted cash is released from the completion of projects and the end of the guarantees, it expects to provide additional security deposits for new guarantees for new projects received.

Impact of Inflation and Interest Rate & Currency Fluctuations

In the normal course of business, we are exposed to fluctuations in interest rates on one of our lines-of-credit ($550,000 available) to finance our operations in Israel. Such line-of-credit bears interest at rates that are linked to the Israeli prime rate (1.75% at December 31, 2014 and 2.50% at December 31, 2013). Our GridSense subsidiary is also exposed to fluctuations in interest rates on its $1.5 million line of credit whose interest rate is linked to the U.S. prime rate (3.25% at both December 31, 2014 and December 31, 2013).

Our non-US dollar monetary assets and liabilities (net liabilities of approximately $0.8 million at December 31, 2014) in Israel are exposed to fluctuations in exchange rates.

Historically, a majority of DSIT’s sales have been denominated in dollars or denominated in NIS linked to the dollar. Such sales transactions are negotiated in dollars; however, for the convenience of the customer they are often settled in NIS. These transaction amounts are linked to the dollar between the date the transactions are entered into until the date they are effected and billed. From the time these transactions are effected and billed through the date of settlement, amounts are primarily unlinked. As DSIT increases its sales to customers outside of Israel, a greater portion of its receipts from customers will be settled in dollars. In 2015, we expect a significant portion of DSIT’s sales to be settled in dollars. A significant majority of DSIT’s expenses in Israel are in NIS (primarily labor costs), while a portion is in dollars or dollar-linked NIS.

The dollar cost of our operations in Israel may be adversely affected in the future by a revaluation of the NIS in relation to the dollar. In 2014 the appreciation of the dollar against the NIS was 12.0% while in 2013 the NIS appreciated against the dollar by 7.0%.

As of December 31, 2014, virtually all of DSIT’s monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS. In the event that in the future we have material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations. At times, DSIT purchases forward contracts to attempt to reduce its exposure to currency fluctuations. Furthermore, $6.4 million of our backlog of projects at December 31, 2014 are contracts and orders that are not denominated in US dollars.

In addition, our non-US dollar assets and liabilities (net liability of approximately $0.3 million at December 31, 2014) in Australia at our GridSense subsidiary’s Australian operations are also exposed to fluctuations in exchange rates. The dollar cost of our operations in Australia may also be adversely affected in the future by a revaluation of the Australian dollar in relation to the U.S. dollar. During 2014, the U.S. dollar appreciated against the Australian dollar by 8.3%. During 2013, the U.S. dollar appreciated against the Australian dollar by 13.8%.

SUMMARY QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain of our unaudited quarterly consolidated financial information for the years ended December 31, 2013 and 2014. This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto.

	2013				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$5,281	$4,923	$4,469	$5,505	$4,454	$4,723	$5,168	$5,215
Cost of sales	3,098	2,969	2,722	3,996	3,024	3,447	3,235	3,216
Gross profit	2,293	1,954	1,747	1,509	1,430	1,276	1,933	1,999
Research and development expenses, net	1,103	1,314	1,015	844	727	731	677	579
Selling, general and administrative expenses	4,475	4,141	4,227	3,612	3,318	3,126	2,690	2,889
Impairments of goodwill, intangibles and loans	—	1,116	5,615	—	—	649	—	1,124
Restructuring and related charges	—	594	772	23	—	198	96	—
Operating loss	(3,285)	(5,211)	(9,882)	(2,970)	(2,615)	(3,428)	(1,530)	(2,593)
Finance income (expense), net	18	81	(1)	64	(59)	(87)	81	(64)
Loss before taxes on income	(3,267)	(5,130)	(9,883)	(2,906)	(2,674)	(3,515)	(1,449)	(2,657)
Income tax benefit (expense)	(69)	(16)	(143)	72	55	(168)	(12)	(39)
Net loss from continuing operations	(3,336)	(5,146)	(10,026)	(2,834)	(2,619)	(3,683)	(1,461)	(2,696)
Income (loss) from discontinued operations, net of income taxes	(1,851)	(2,319)	(2,668)	(2,809)	(1,956)	(2,238)	(2,687)	(12,259)
Net loss	(5,187)	(7,465)	(12,694)	(5,643)	(4,575)	(5,921)	(4,148)	(14,955)
Non-controlling interest share of net (income) loss – continuing operations	(21)	(1)	46	38	25	113	(40)	(51)
Non-controlling interest share of loss from continuing operations	233	292	336	352	246	281	339	1,541
Net loss	(4,954)	(7,173)	(12,358)	(5,291)	(4,329)	(5,640)	(3,809)	(13,414)
Net (income) loss attributable to non-controlling interests	(21)	(1)	46	38	25	113	(40)	(51)
Net loss attributable to Acorn Energy, Inc.	$(4,975)	$(7,174)	$(12,312)	$(5,253)	$(4,304)	$(5,527)	$(3,849)	$(13,465)
Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
Continuing operations	$(0.19)	$(0.29)	$(0.55)	$(0.13)	$(0.11)	$(0.16)	$(0.06)	$(0.11)
Discontinued operations	$(0.09)	$(0.11)	$(0.13)	$(0.11)	$(0.08)	$(0.09)	$(0.11)	$(0.43)
Total attributable to Acorn Energy, Inc. shareholders.	$(0.28)	$(0.40)	$(0.68)	$(0.24)	$(0.19)	$(0.25)	$(0.17)	$(0.54)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. – basic and diluted	18,077	18,091	18,091	21,450	22,171	22,190	22,190	24,875

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Foreign Currency Risk

The translation of the balance sheets of our Israeli operations from NIS into U.S. dollars is sensitive to changes in foreign currency exchange rates as are the balance sheets of our Australian operations from Australian dollars into U.S. dollars. These translation gains or losses are recorded either as cumulative translation adjustments (“CTA”) within stockholders’ equity, or foreign exchange gains or losses in the statement of operations. In 2014 the U.S. dollar strengthened in relation to the NIS by 12% and to the Australian dollar by 8.3%. To test the sensitivity of these operations to fluctuations in the exchange rate, the hypothetical change in CTA and foreign exchange gains and losses is calculated by multiplying the net assets of these non-U.S. operations by a 10% change in the currency exchange rates.

As of December 31, 2014, a 10% weakening of the U.S. dollar against the NIS and against the Australian dollar would have decreased stockholders' equity by approximately $210,000 (arising from a CTA adjustment of approximately $150,000 and net exchange losses of approximately $60,000). These hypothetical changes are based on adjusting the December 31, 2014 exchange rates by 10%.

From time to time, our DSIT subsidiary enters into various forward contracts which do not qualify as hedging instruments under accounting principles to try to mitigate its foreign currency exposure risks. At December 31, 2014, DSIT entered into monthly forward contracts (through February 2015) to sell U.S. dollars ($350,000 per month at a 3.889 exchange rate) in order to mitigate risk to its NIS denominated expenses. Furthermore, $6.4 million of our backlog of projects at December 31, 2014 are contracts and orders that are not denominated in US dollars.

GridSense does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its foreign currency exchange rate exposures.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, restricted deposits accounts receivable and unbilled revenues. The Company’s cash, cash equivalents and restricted cash deposits were deposited primarily with U.S. and Israeli banks and other financial institutions and amounted to $5.9 million from continuing operations at December 31, 2014. The Company uses major banks and brokerage firms to invest its excess cash, primarily in money market funds. The counterparties to our restricted deposits are two major Israeli banks. The Company does not believe there is significant risk of non-performance by these counterparties. Related credit risk would result from a default by the financial institutions or issuers of investments to the extent of the recorded carrying value of these assets. Approximately 35% of the accounts receivable at December 31, 2014, was due from two customers who pays their receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. Approximately 64% of the balance in unbilled revenue at December 31, 2014 was due from three customers that when billed, pay their trade receivables over usual credit periods. Credit risk with respect to the remaining balance of unbilled revenue is generally diversified due to the number of entities comprising our customer base.

Interest Rate Risk

In the normal course of business, we are exposed to fluctuations in interest rates on certain of our lines-of-credit ($550,000 available) to finance our operations in Israel. Such line-of-credit bears interest at rates that are linked to the Israeli prime rate (1.75% at December 31, 2014 and 2.50% at December 31, 2013).

In addition, to the above lines-of-credit, in December 2014, DSIT entered in an agreement with another bank to allow DSIT to borrow against certain accounts receivable balances at an interest equal to the Israeli prime rate plus 1.8%. At December 31, 2014, DSIT had borrowed $262,000 against certain accounts receivable balances.

Our GridSense subsidiary is also exposed to fluctuations in interest rates on its line of credit ($1.5 million available; $1,480,000 being used at December 31, 2014). GridSense’s line of credit is linked to the U.S. prime rate (3.25% at both December 31, 2014 and December 31, 2013).

In addition to the above line-of-credit, the bank agreed to allow GridSense to borrow against 80% of certain accounts receivable balances up to an additional $750,000 for a period of one year (to July 16, 2015) at an interest equal to 1.25% per month. As at December 31, 2014, GridSense had borrowed $379,000 against these accounts receivables.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Furnished at the end of this report commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

59

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2014.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon the document “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment and those criteria, management concluded that due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2014.

The Company employs a decentralized internal control methodology, coupled with management’s oversight, whereby each subsidiary is responsible for mitigating its risks to financial reporting by implementing and maintaining effective control policies and procedures and subsequently translating that respective risk mitigation up and through to the parent level and to the Company’s external financial statements. Also, as the Company’s subsidiaries are not large enough to effectively mitigate certain risks by segregating incompatible duties, management must employ compensating mechanisms throughout the Company in a manner that is feasible within the constraints it operates.

The material weaknesses management identified were caused by an insufficient complement of resources at the Company’s subsidiaries, including employee turnover and limited IT system capabilities, such that individual control policies and procedures at certain subsidiaries could not be implemented, maintained, or remediated when and where necessary. As a result, a majority of the significant process areas management identified for the Company’s OmniMetrix, USSI and GridSense subsidiaries had one or more material weaknesses present. This condition was further exacerbated by the challenges inherent with attempting to demonstrate for the first time that each of the 17 principles described within COSO’s document “Internal Control - Integrated Framework (2013)” were present and functioning.

Although a material weakness is defined as a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis, this material weakness did not result in any material misstatements of the Company’s consolidated financial statements and disclosures for any interim periods during, or for the annual periods ended December 31, 2014.

Remediation Actions

Management is developing a remediation plan that will strengthen the Company’s internal control methodology. Management expects to make progress towards reducing the risk that the material weakness could result in a material misstatement of the Company’s annual or interim financial statements.

In the near future management expects to take the following actions:

●	Management will methodically evaluate each circumstance where an individual control policy or procedure could not be implemented, maintained, tested, or remediated and implement corrective action where alternative or additional resources can be identified.

●	Management will provide increased direct oversight of each subsidiary’s financial reporting function by increasing the frequency and depth of involvement from corporate personnel.

●	Management will consider engaging an external firm to provide resources to implement an independent internal audit function which reports to the Audit Committee of the Board of Directors and subsequently execute a series of risk based reviews targeting those areas where the most improvement can be realized in the shortest timeframe.

As business conditions allow and resources permit, management will systematically build the necessary capabilities and infrastructure to fully remediate the material weaknesses.

Changes in Internal Control Over Financial Reporting

Other than those changes associated with our material weakness described above and the corresponding remediation actions, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended), during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information concerning the directors and certain officers of the Company:

Name	Age	Position
Christopher E. Clouser	63	Director, Chairman of the Board, Chairman of our Compensation Committee and member of our Audit and Nominating Committees
John A. Moore	49	Director, President and Chief Executive Officer
Mannie L. Jackson	75	Director and member of our Compensation Committee
Robert E. McKee III	68	Director and Chairman of our Nominating Committee
Edgar S. Woolard Jr.	80	Director and member of our Audit Committee
Samuel M. Zentman	69	Director and Chairman of our Audit Committee
Joseph Musanti	57	Chief Operating Officer of the Company, Chief Executive Officer of OmniMetrix, Chief Executive Officer and President of GridSense
Benny Sela	67	Chief Executive Officer and President of DSIT
Michael Barth	54	Chief Financial Officer of the Company and DSIT
Walter Czarnecki	36	President and COO of OmniMetrix

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

John A. Moore has been a director and President and Chief Executive Officer of our Company since March 2006. Mr. Moore was elected Chairman of the Board on March 25, 2009 and served in that role until November 13, 2012. Mr. Moore also served as a director of Comverge from March 2006 through January 2008. Mr. Moore was the President and founder of Edson Moore Healthcare Ventures, which he founded to acquire $150 million of drug delivery assets from Elan Pharmaceuticals in 2002. Mr. Moore was Chairman and EVP of ImaRx Therapeutics, a drug and medical therapy development company, from February 2004 to February 2006 and Chairman of Elite Pharmaceuticals from February 2003 to October 2004. He was CEO of Optimer, Inc. (a research based polymer development company) from inception in 1994 until 2002 and Chairman from inception until its sale in February 2008 of Sterling Capital. He previously served as a member of the Board of Directors of Voltaix, Inc. prior to its sale to Air Liquide. Mr. Moore is currently a Director on the Board of Caesar Rodney Institute, a nonprofit public policy organization in Delaware, and USEED LLC, an organization providing fundraising solutions for entrepreneurial projects originating at colleges and universities. He also serves as a director on the Board of Directors or Managers for each of our subsidiaries.

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

Key Attributes, Experience and Skills. Mr. McKee is a widely recognized and experienced energy industry expert both domestically and internationally. He brings a tremendous background and a broad understanding of energy technologies and customer needs to our Board.

Edgar S. Woolard Jr. joined the Board in November 2014. Mr. Woolard served as chairman and chief executive officer of DuPont from 1989 to 1995 and as chairman until 1997. He remained a director until his retirement from the board effective January 1, 2000. He also served as non-executive chairman of DuPont’s Conoco Inc. subsidiary where he oversaw that company’s IPO in 1998 and initiated its merger with Phillips Petroleum. He has served on the boards of the New York Stock Exchange, Inc., Telex Communications Inc., Apple Computer Inc., Citigroup, Inc., IBM, and Bell Atlantic, Delaware. He is also a former Chairman of the Business Council. He is a member of the National Academy of Engineering and the American Philosophical Society.

Key Attributes, Experience and Skills. Mr. Woolard brings to Acorn a distinguished background of operational and managerial experience at the highest levels of the energy industry, in addition to his outstanding and extensive service record of corporate management and oversight as a member of the boards of several major corporations.

Samuel M. Zentman has been one of our directors since November 2004 and currently serves as Chairman of our Audit Committee. From 1980 until 2006, Dr. Zentman was the president and chief executive officer of a privately-held textile firm, where he also served as vice president of finance and administration from 1978 to 1980. From 1973 to 1978, Dr. Zentman served in various capacities at American Motors Corporation. He holds a Ph.D. in Complex Analysis. Dr. Zentman serves on the board of Hinson & Hale Medical Technologies, Inc., as well as several national charitable organizations devoted to advancing the quality of education.

Key Attributes, Experience and Skills. Dr. Zentman’s long-time experience as a businessman together with his experience with computer systems and software enables him to bring valuable insights to the Board. Dr. Zentman has a broad, fundamental understanding of the business drivers affecting our Company and also brings leadership and oversight experience to the Board.

Joe Musanti was elected Chief Operating Officer of the Company in January 2014 and also serves as President and CEO of GridSense and CEO of OmniMetrix. He previously served as GridSense’s Chief Operating Officer and Chief Financial Officer, OmniMetrix’s President, and USSI’s Chief Financial Officer.  Mr. Musanti currently serves on the Board of Directors of GridSense and was previously chairman of the USSI board. Prior to these management roles, he served on the Company’s Board from September 2007 until December 2012.  Mr. Musanti had also been the General Manager/CFO of Main Tape, a leading manufacturer of surface protection film and paper products, based in Cranbury, New Jersey. Prior to the acquisition of Film Tech Inc. and their merger into Main Tape in 2010 Mr. Musanti served as President of Main Tape Inc.  From 2003 to 2006, prior to becoming its President, Mr. Musanti served as Vice President of Finance of Main Tape.  Prior to that, Mr. Musanti was Vice President Finance of Rheometric Scientific, Inc., a manufacturer of thermal analytical instrumentation products where he held significant domestic and foreign, operational, managerial, financial and accounting positions.

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

Michael Barth has been our Chief Financial Officer and the Chief Financial Officer of DSIT since December 2005. For the six years prior, he served as Deputy Chief Financial Officer and Controller of DSIT. Mr. Barth is a Certified Public Accountant in both the U.S. and Israel and has over twenty five years of experience in public and private accounting. He serves on the Boards of GridSense and OmniMetrix and previously served on the Board of USSI.

Walter Czarnecki serves as President and COO of OmniMetrix. Prior to joining Acorn, Mr. Czarnecki served as Director of Corporate Strategy and Business Development at Ener1, Inc., a maker of lithium-ion energy storage solutions. Mr. Czarnecki managed Ener1’s joint venture with China’s largest Tier I auto parts supplier, Wanxiang, a $25 billion global conglomerate. Prior to Ener1, Mr. Czarnecki served on the Corporate Strategy team for Gamesa Energy and previously spent four years in Beijing, where he led the Clean Technology team for China Renaissance Partners, a Chinese investment bank with over $4 billion in transactions. Mr. Czarnecki began his career at Lehman Brothers Investment Banking in New York. Mr. Czarnecki holds an MBA in Finance from the Wharton School and an MA in International Studies with a focus on Mandarin and East Asian Studies from the University of Pennsylvania and graduated Phi Beta Kappa from Bucknell University with degrees in Economics and English.

Audit Committee; Audit Committee Financial Expert

The Company has a separate designated standing Audit Committee established and administered in accordance with SEC rules. The three members of the Audit Committee are Samuel M. Zentman, Christopher E. Clouser and Edgar S. Woolard. The Board of Directors has determined that each member of the Audit Committee meets the independence criteria prescribed by NASDAQ governing the qualifications for audit committee members and each Audit Committee member meets NASDAQ’s financial knowledge requirements. Our Board has determined that Dr. Zentman qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the SEC.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2014 our executive officers and directors complied with the filing requirements of Section 16(a).

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

EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for the year ended December 31, 2014 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Compensation determinations. Our executive compensation is administered by the Compensation Committee of the Board of Directors (the “Committee”). The members of the Committee in 2014 were Christopher E. Clouser (Chairman) and Mannie L. Jackson, both of whom were independent in accordance with NASDAQ’s requirement for independent Director oversight of executive officer compensation. In fulfilling its role, the Committee (1) reviews periodically and approves the Company’s general philosophy concerning executive compensation and the components of the Company’s executive compensation program to align them with the Company’s compensation philosophy; (2) reviews and approves goals and objectives that it considers relevant to the compensation of the Company’s chief executive officer, evaluates his performance and sets the terms of his compensation; and (3) establishes the compensation of each of the Company’s other executive officers, as well approves employment agreements, severance agreements and change in control agreements for the Company’s chief executive officer and other executive officers. In addition, the Committee administers and periodically evaluates the Company’s long-term and short-term incentive plans and employee benefit plans, together with the Company’s methodology for awarding equity-based and other incentive compensation to all non-executive employees (including new hires) and other service providers and the levels of such compensation.

Compensation objectives and philosophy. Our executive compensation programs are designed to motivate and reward sustainable long-term performance, and a key component of our executive compensation is long-term incentives. This ensures that executive compensation aligns appropriately with long-term stockholder interests and the Company’s performance. We periodically evaluate our executive compensation programs and make changes when necessary to ensure alignment with stockholder interests. The Board believes that the objectives of our executive compensation program are appropriate for a company of our size and stage of development and that our compensation policies and practices help meet those objectives.

Compensation program. The elements of our compensation program include base salary and performance-based cash bonuses, as well as long-term compensation in the form of stock options. The Board believes that our executive compensation program achieves an appropriate balance between fixed compensation and variable incentive compensation and pays for performance. The Board also believes that the Company’s executive compensation program effectively aligns the interests of our executive officers with those of our stockholders by tying a significant portion of their compensation to the Company’s performance and by providing a competitive level of compensation needed to recruit, retain and motivate talented executives critical to the Company’s long-term success. The costs of our compensation programs are a significant determinant of our competitiveness. Accordingly, we are focused on ensuring that the balance of the various components of our compensation program is optimized to motivate employees to achieve our corporate objectives on a cost-effective basis.

In March 2012, the Compensation Committee engaged an independent compensation consultant (“Consultant”) to assist it in reviewing our current executive compensation practices and recommend an overall compensation strategy for the executive officers of the Company, including assistance in reviewing the compensation to be included in a new employment agreement for Mr. Moore for 2013.

Executive compensation for 2014. Changes in each named executive officer’s base compensation for 2014, together with the methodology for determining their respective bonuses, if any, are described below. The Boards of Directors of our subsidiary companies (DSIT, GridSense, OmniMetrix and USSI) determined the compensation of their own executive officers and other employees.

John A. Moore. Effective January 1, 2013, Mr. Moore and the Company entered into a new five-year Employment Agreement (the “2013 Agreement”). The Compensation Committee contracted in late 2011 with a compensation consultant previously utilized by the Board to assist in developing compensation under the extension of Mr. Moore’s previous employment agreement, but ultimately decided as a part of a more comprehensive review of executive and Board compensation to interview and ultimately hire a different party. The original consultant’s report was reviewed but not relied upon in developing Mr. Moore’s compensation under the 2013 Agreement. As of March 1, 2012, the term of Mr. Moore’s existing employment agreement had been amended to continue on a month-to-month basis in anticipation of negotiating and finalizing a new employment agreement. Mr. Moore offered a proposal for the terms of a new employment agreement and the end result was the product of arms’ length negotiations between Mr. Moore and the Compensation Committee. The Compensation Committee retained outside legal counsel in connection with the negotiations with Mr. Moore, in addition to conferring with our then General Counsel concerning the agreement. Because Mr. Musanti (at the time, a member of the Compensation Committee) had been retained by the Company for services to be performed in 2013 (as CFO and COO of GridSense and CFO of USSI) shortly before the date at which the 2013 Agreement was scheduled for approval by the Compensation Committee, Mr. Musanti recused himself from final deliberations regarding the 2013 Agreement. Since his recusal left the Committee with a single member, the 2013 Agreement was also considered and ratified by the Corporation’s independent directors. The Consultant and our Compensation Committee used peer group benchmarking to assist in setting Mr. Moore’s compensation. In so doing, they focused exclusively on market capitalization as the most representative statistic in developing the peer group comparison within the Energy Services Company sector for benchmarking Mr. Moore’s position. As noted above, the Committee found the peer groups in the Consultant’s report to be more relevant to the Company’s business model. The Consultant relied on a regression analysis technique which adjusted the sample so that it was able to provide the Committee with more direct and relevant comparisons of data. Benchmarked items include salary, total cash compensation and total direct compensation. The data was used to ensure that Mr. Moore is paid at approximately the 50th percentile of benchmarked companies. Benchmarked companies included the following:

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

Itron Inc. (ITRI)

Ultra Petroleum Corp. (UPL)

Harris & Harris Group (TINY)

Hercules Technology Growth Capital (HTGC)

Energy Partners Ltd. (EPL)

The 2013 Agreement provides that Mr. Moore shall receive an annual cash bonus with respect to each year of up to one hundred percent (100%) of his aggregate base salary in such year, based upon the attainment of agreed upon personal and Company performance goals and milestones for the preceding fiscal year, as mutually determined by the Compensation Committee and Mr. Moore. The actual amount of any bonus payable by the Company to Mr. Moore is determined on a sliding scale based upon his attainment of such targets for the applicable fiscal year, such that the amount of any bonus payable by the Company will be directly proportional to the percentage of such target attained by Mr. Moore during the applicable year as reasonably determined by the Board in its good faith judgment. Mr. Moore agreed to reduce his salary to $318,750 per annum effective October 16, 2013. He did not receive a bonus for 2013 or 2014.

Michael Barth. Mr. Barth’s base compensation for 2014 decreased by approximately $3,000 due to the net effect of currency exchange rates and contractual cost of living adjustments. For 2014, Mr. Barth agreed to a $10,000 reduction in the portion of his salary payable by Acorn and a voluntary reduction of NIS 12,000 ($3,457 at December 31, 2013 exchange rates) in the amount payable by DSIT effective January 1, 2014. The $10,000 reduction in the portion of his salary payable by Acorn was reversed effective June 1, 2014. Mr. Barth did not receive a bonus from either company for 2013 or 2014.

Joseph E. Musanti. Effective January 1, 2013, Mr. Musanti and GridSense entered into an Employment Agreement pursuant to which Mr. Musanti initially served as GridSense’s CFO and COO and later became its President and CEO effective May 10, 2013. Pursuant to a letter agreement between GridSense and USSI, Mr. Musanti also served as USSI’s CFO and USSI reimbursed GridSense for an agreed upon portion of Mr. Musanti’s employee costs. A similar informal arrangement is in place between GridSense and OmniMetrix pursuant to which Mr. Musanti serves as OmniMetrix’s CEO. Mr. Musanti was named the COO of the Company effective January 7, 2014 and received a $25,000 annual raise in his base compensation in connection with such election, which amount (together with associated employee costs) is funded entirely by Acorn. Mr. Musanti’s employment is on an “at-will” basis and the Employment Agreement has no fixed term. It provides that GridSense’s Board of Directors will set Mr. Musanti’s base salary (which was $250,000 for 2013, increased to $275,000 for 2014) and contains an opportunity for him to earn an annual bonus which would be payable in arrears based on a targeted increase in gross profits for the combined (i.e., US and Australian affiliate) GridSense business over prior year (or a base year) results (which formula is subject to change by the Board in the future). He was also eligible under a letter agreement with USSI to a bonus based on the percentage, if any, by which USSI exceeded its projected gross revenues and operating income targets as set in its annual budget. He did not receive a bonus from GridSense or USSI for 2013 or 2014.

Stockholder input on executive compensation. Stockholders can provide the Company with their views on executive compensation matters at each year’s annual meeting through the stockholder advisory vote on executive compensation and during the interval between stockholder advisory votes. The Company welcomes stockholder input on our executive compensation matters, and stockholders are able to reach out directly to our independent directors by emailing to cclouser@acornenergy.com to express their views on executive compensation matters.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
John A. Moore President and CEO	2014	318,750	—		250,000	(1)	12,000	(2)	580,750
	2013	402,864	—		—		12,000	(2)	414,864

Michael Barth CFO and CFO of DSIT	2014	188,075	—		36,750	(3)	30,859	(4)	255,684
	2013	191,195	—		—		30,114	(4)	221,309

Joseph Musanti COO of Acorn, CEO and President of GridSense, CEO of OmniMetrix,	2014	275,000	—		36,750	(3)	—		311,750
	2013	250,000	10,000	(5)	49,315	(6)	3,000	(7)	312,315

(1)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 86,128 stock options granted on January 1, 2014 with an exercise price of $4.07. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.99% (ii) an expected term of 9.5 years (iii) an assumed volatility of 63% and (iv) no dividends.
(2)	Consists of automobile expense allowance.
(3)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 40,000 stock options granted on October 2, 2014 with an exercise price of $1.68. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.27% (ii) an expected term of 6.7 years (iii) an assumed volatility of 64% and (iv) no dividends.
(4)	Consists of automobile fringe benefits and the gross-up value of income taxes on such benefits.
(5)	Represents a one-time signing bonus.
(6)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 50,000 USSI stock options granted on January 1, 2013 with an exercise price of $1.72. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 0.98% (ii) an expected term of 6.1 years (iii) an assumed volatility of 63% and (iv) no quarterly dividends.
(7)	Represents rental car reimbursement.

Grants of Plan Based Awards

Name	Grant Date	Number of Shares of Common Stock Underlying Options		Exercise Price of Options Awards (Per Share)	Grant Date Fair Value of Options Awards
John A. Moore	January 1, 2014	86,128	(1)	$4.07	$250,000

Michael Barth	October 2, 2014	40,000	(2)	$1.68	$36,750

Joseph Musanti	October 2, 2014	40,000	(2)	$1.68	$36,750

(1)	The options vest in twenty equal quarterly increments beginning on April 1, 2014.
(2)	One-third of the options vest on each of the first, second and third anniversaries of the grant date.

Employment Arrangements

The employment arrangements of each named executive officer and certain other officers are described below. From time to time, the Company has made discretionary awards of management options as reflected in the table above.

John A. Moore became our President and Chief Executive Officer in March 2006. Under the terms of the 2013 Agreement, Mr. Moore’s initial base salary was set at $425,000 per annum, and had been scheduled to increase to $450,000 per annum on January 1, 2014, $475,000 per annum on January 1, 2015, $500,000 on January 1, 2016 and remaining at that amount through the end of the term. Effective for the pay period commencing October 16, 2013, Mr. Moore and the Company amended the 2013 Agreement to provide for a fixed annual salary of $318,750 (which amount represents a 25% reduction from his original 2013 base salary). The 2013 Agreement provides that commencing on January 1, 2014, and for each subsequent anniversary date of the term through the fourth anniversary (January 1, 2017), stock option awards having a value of $250,000, based on a Black-Scholes model, will be awarded to Mr. Moore. The 2013 Agreement also provides that in addition to annual stock option awards, the registrant and Mr. Moore will discuss the terms of a mutually agreeable grant by the registrant to Mr. Moore of “Challenge Options” or “Challenge Shares” under the Corporation’s 2006 Stock Incentive Plan based upon the future increase in the market capitalization of the Corporation’s Common Stock. Any such grant would be reflected in a separate contract executed between Mr. Moore and us, but it is no longer anticipated that such an award is likely to be made. Under the 2013 Agreement, Mr. Moore is also entitled to (i) the employee benefits generally made available to the registrant’s executive officers, (ii) short-term and long-term disability insurance for the benefit of Mr. Moore, and (iii) a monthly automobile expense allowance of $1,000. In addition, we are required to contribute for each calendar year an amount equal to three percent (3%) of Mr. Moore’s aggregate base salary to his 401(k) Plan, subject to applicable statutory limits. The Company reimbursed Mr. Moore $15,000 for his legal expenses in connection with executing the 2013 Agreement.

The 2013 Agreement provides that Mr. Moore shall receive an annual cash bonus with respect to each year of up to one hundred percent (100%) of his aggregate base salary in such year, based upon the attainment of agreed upon personal and Company performance goals and milestones for the preceding fiscal year, as mutually determined by the Compensation Committee and Mr. Moore. The actual amount of any bonus payable by the Company to Mr. Moore is determined on a sliding scale based upon his attainment of such targets for the applicable fiscal year, such that the amount of any bonus payable by the Company will be directly proportional to the percentage of such target attained by Mr. Moore during the applicable year as reasonably determined by the Board in its good faith judgment. Mr. Moore agreed to reduce his salary to $318,750 per annum effective October 16, 2013. He did not receive a bonus for 2013 or 2014.

Michael Barth has served as Chief Financial Officer of the Company and Chief Financial Officer of DSIT beginning December 1, 2005. In August 2009, the Board approved new employment terms for Mr. Barth. According to the new employment terms, Mr. Barth was entitled to a salary of $175,000 per annum effective August 1, 2009. One half of Mr. Barth’s salary is fixed in NIS at the November 1, 2007 exchange rate and linked to the Israel CPI and adjusted semi-annually. The cost of Mr. Barth’s total compensation (excluding bonuses) is shared by an arrangement between Acorn (75%) and DSIT (25%). Effective January 1, 2014, Mr. Barth agreed to a $10,000 reduction in his salary of the annual portion payable by Acorn and a monthly reduction of NIS 1,000 in the amount payable by DSIT effective January 1, 2014. Effective June 1, 2014, Acorn reinstated Mr. Barth’s $10,000 salary reduction. Mr. Barth’s current annual salary following such linkage adjustments is approximately $184,000. Each of Acorn and DSIT separately determine any bonus (if any) to be paid to Mr. Barth. In September 2012, DSIT’s board of directors made Mr. Barth eligible to receive an annual bonus equal to 1.5% of DSIT’s annual consolidated net income before tax, to be calculated and paid as soon as practicable following the end of DSIT’s fiscal year beginning with 2012. Such bonus will be paid only if Mr. Barth is employed by DSIT on the last day of the fiscal year to which such payment relates. For 2013 and 2014, Mr. Barth did not receive any bonus from Acorn or DSIT.

Joseph Musanti has served as CEO and President of GridSense since May 2013 and as CEO of OmniMetrix since July 2013. From January 2013 until May 2013, he served as the Chief Operating Officer and Chief Financial Officer of GridSense. From July 2013 until April 2014, he also served as President of OmniMetrix. He also served as the Chief Financial Officer of USSI from January 2013 until the suspension of its operations in March 2015. Effective January 7, 2014, he was elected Acorn’s Chief Operating Officer. Mr. Musanti is party to an At-Will Employment, Confidential Information, Non-Solicitation and Invention Assignment Agreement effective as of January 1, 2013 with GridSense pursuant to which he initially was paid an annual salary of $250,000 and received a one-time $10,000 signing bonus that was paid in January 2013. For 2014, Mr. Musanti received a $25,000 annual raise in his base compensation in connection with his election as the Company’s COO, which amount (together with associated employee costs) is funded entirely by Acorn. OmniMetrix is also obligated to reimburse GridSense on a monthly basis a variable percentage of the total costs of employing Mr. Musanti based on the portion of his time devoted to their respective businesses. Pursuant to a side letter with GridSense, Mr. Musanti may earn an annual bonus. He is not entitled to a bonus from OmniMetrix. With respect to GridSense, unless otherwise determined by the Board, he is eligible for a bonus equal to 2% of the amount, if any, by which the actual gross profit of GridSense Inc. and its Australian affiliates (collectively, the “GridSense Business”), as determined for financial reporting purposes, for the applicable calendar year exceeds 105% of the greater of GridSense Business’s gross profit earned in the year immediately prior to the applicable period or GridSense Business’s gross profit earned in 2011. Mr. Musanti was not paid a bonus by GridSense for 2013 or 2014. His bonus eligibility at USSI was based on the percentage, if any, by which USSI exceeded its projected gross revenues and operating income targets as set in its annual budget. Mr. Musanti was not paid a bonus by USSI for 2013 or 2014.

Outstanding Equity Awards at 2014 Fiscal Year End

The following tables set forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at December 31, 2014.

OPTIONS TO PURCHASE ACORN ENERGY, INC. STOCK
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
John A. Moore	200,000	—		5.11	March 4, 2018
	66,666	—		3.70	March 14, 2016
	20,000	30,000	(1)	7.57	December 13, 2022
	12,919	73,209	(2)	4.07	January 1, 2024

Michael Barth	10,000	—		4.09	December 28, 2017
	16,666	8,334	(3)	7.57	December 13, 2019
	—	40,000	(4)	1.68	October 2, 2021

Joseph Musanti	10,000	—		2.24	November 3, 2015
	10,000	—		4.75	August 4, 2016
	10,000	—		5.00	June 10, 2017
	10,000	—		5.37	October 17, 2018
	10,000	—		8.83	September 11, 2019
	—	40,000	(4)	1.68	October 2, 2021

(1)	The options vest 2,500 each on March 13, June 13, September 13 and December 13 of each year 2015 through 2017.
(2)	The options vest as follows:

Vesting date	Number of Options Vesting
January 1, 2015	4,306
April 1, 2015	4,307
July 1, 2015	4,306
October 1, 2015	4,306
January 1, 2016	4,307
April 1, 2016	4,306
July 1, 2016	4,307
October 1, 2016	4,306
January 1, 2017	4,306
April 1, 2017	4,307
July 1, 2017	4,306
October 1, 2017	4,307
January 1, 2018	4,306
April 1, 2018	4,306
July 1, 2018	4,307
October 1, 2018	4,306
January 1, 2019	4,307
73,209

(3)	The options vest 8,334 on December 13, 2015.
(4)	The options vest 13,333, 13,333 and 13,334 on October 2, 2015, 2016 and 2017, respectively.

OPTIONS TO PURCHASE DSIT SOLUTIONS LTD. STOCK
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John A. Moore	—	—	—	—

Michael Barth	—	16,734	1.05	August 10, 2018

Joseph Musanti	—	—	—	—

All options to purchase DSIT Solutions Ltd. common stock vest only upon an exit transaction by Acorn or upon reaching 25 years of service at DSIT.

OPTIONS TO PURCHASE US SEISMIC SYSTEMS, INC. STOCK
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John A. Moore	—	—	—	—

Michael Barth	—	—	—	—

Joseph Musanti	—	50,000	1.72	January 1, 2020

The options in USSI were to vest 25% on the first anniversary of the vesting commencement date (January 1, 2014) and thereafter in equal quarterly installments of 6.25% on each March 31, June 30, September 30, and December 31 thereafter until vested in full. USSI discontinued its operations in March 2015 – see Recent Developments.

Option and Warrant Exercises

Mr. Moore exercised on a cashless basis a total of 75,000 options. On February 20, 2014, he surrendered 51,860 option shares having a fair market value of $3.63 per share to satisfy the $2.51 exercise price under non-plan options to purchase 75,000 shares expiring on such date and was issued a net of 23,140 shares of Acorn common stock as of February 21, 2014. Mr. Barth exercised on a cashless basis a total of 35,000 options. On February 20, 2014, he surrendered 24,202 option shares having a fair market value of $3.63 per share to satisfy the $2.51 exercise price under non-plan options to purchase 35,000 shares expiring on such date and was issued a net of 10,798 shares of Acorn common stock as of February 21, 2014. Mr. Musanti did not exercise any options during 2014.

Non-qualified Deferred Compensation

The following table provides information on the executive non-qualified deferred compensation activity for each of our named executive officers for the year ended December 31, 2014.

Named Executive Officer	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)		Aggregate Earnings (Losses) in Last Fiscal Year ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
John A. Moore	$—	$—		$—		$—	$—

Michael Barth	—	60,643	(1)	(16,231	)(2)	—	333,931	(3)

Joseph Musanti	—	—		—		—	—

(1)	Represents a contribution to a manager’s insurance policy. Such contributions are made on substantially the same basis as those made on behalf of other Israeli executives.
(2)	Represents the dollar value by which the aggregate balance of the manager’s insurance policy as of December 31, 2014 is less than the sum of (i) the balance of the manager’s insurance policy as of December 31, 2013, and (ii) the employer and employee contributions to the manager’s insurance policy during 2014.
(3)	Represents the aggregate balance of the manager’s insurance policy as of December 31, 2014. Such amounts may be withdrawn only at retirement, death or upon termination under certain circumstances.

Estimated Payments and Benefits Upon Termination or Change in Control

The amount of compensation and benefits payable to each named executive officer in various termination situations is described in the tables below.

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

In the event that (i) the Company terminates the employment of Mr. Moore (including a non-renewal of his agreement at the end of the five-year term provided therein, as extended, but not including non-renewal following any subsequent renewal of the term), other than upon a change of control, death, disability or for cause, or (ii) Mr. Moore terminates for good reason, other than in connection with a change of control, Mr. Moore would receive the following additional amounts (except to the extent that any payment would constitute an “excess parachute payment” under the IRS Code): (i) an amount equal to (A) $425,000 (which represents the amount of his 2013 original base salary prior to his agreeing to a voluntary reduction of such amount) and (B) his most recent annual bonus target, which target equals 100% of his then-current annual salary; (ii) reimbursement of all previously unreimbursed expenses; (iii) accelerated vesting of all unvested options that otherwise would vest within 24 months of the date of termination, with such accelerated options and all other vested and unexercised options granted by the Company as of the date of termination to be exercisable for a period of one year from the date of termination of employment in accordance with the terms of the applicable stock option plan and agreements; and (iv) the continuation of all medical and dental benefits at the Company’s sole expense for a period of one year after termination.

In the event of any change of control, all stock options granted to Mr. Moore prior to such change of control would vest and remain exercisable until their respective expiration dates.

The term of the 2013 Agreement ends immediately upon Mr. Moore’s death, or upon termination by the Company for cause or disability (as defined in the agreement) or by Mr. Moore for good reason. Upon termination due to Mr. Moore’s death, all compensation due Mr. Moore under his agreement would cease.

The following table describes the potential payments and benefits upon termination of employment for Mr. Moore, as if his employment terminated as of December 31, 2014, the last day of our last fiscal year assuming that there is no earned, but unpaid base salary at the time of termination.

	Circumstances of Termination
Payments and benefits	Voluntary resignation	Termination not for cause		Change of control		Death or disability
Compensation:
Base salary	$—	$425,000	(1)	$850,000	(4)	$—
Bonus	—	318,750	(2)	637,500	(2)	—
Benefits and perquisites:
Perquisites and other personal benefits	—	13,446	(3)	13,446	(3)	—
Total	$—	$757,196		$1,500,946		$—

(1)	The $425,000 represents 12 months of Mr. Moore’s base salary as at December 31, 2014 prior to the voluntary reduction implemented as of October 16, 2013.
(2)	Under the 2013 Agreement, Mr. Moore would be eligible to be paid either his target annual bonus or twice such amount, which amount is based on his salary as reduced.
(3)	The $13,446 represents 12 months of health insurance payments.
(4)	The $850,000 represents 24 months of Mr. Moore’s base salary prior to the voluntary reduction implemented as of October 16, 2013.

Michael Barth

Under the terms of the employment arrangement with Mr. Barth, our Chief Financial Officer, we are obligated to make certain payments to fund in part our severance obligations to him. We would be required to pay Mr. Barth an amount equal to 120% of his last month’s salary multiplied by the number of years (including partial years) that Mr. Barth worked for us. This severance obligation, which is customary for executives of Israeli companies, would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to Mr. Barth’s employment arrangement. As of December 31, 2014, the unfunded portion of these payments was $92,211. In addition, the arrangement with Mr. Barth provides for an additional payment equal to six times his last month’s total compensation, payable at the end of his employment with us.

The following table describes the potential payments and benefits upon termination of employment for Mr. Barth, as if his employment terminated as of December 31, 2014, the last day of our last fiscal year assuming that there is no earned, but unpaid base salary at the time of termination.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control	Death or disability
Compensation:
Base salary	$30,686	(1)	$92,058	(2)	$—	$92,058	(2)
Benefits and perquisites:
Perquisites and other personal benefits	182,534	(3)	292,019	(4)	—	292,019	(4)
Total	$213,220		$384,077		$—	$384,077

(1)	The $32,642 represents a lump sum payment of two months’ salary due to Mr. Barth.
(2)	The $92,058 represents a lump sum payment of 6 months’ salary due to Mr. Barth upon termination without cause or by death or disability.
(3)	Includes $186,233 of severance pay based on the amounts funded in for Mr. Barth’s severance in accordance with Israeli labor law. Also includes accumulated, but unpaid vacation days ($35,664), car benefits ($2,000) and payments for pension and education funds ($6,637) less $48,000 of benefits waived in support of DSIT’s operations in 2007.
(4)	Includes $278,444 of severance pay based in accordance with Israeli labor law calculated based on his last month’s salary multiplied by the number of years (including partial years) that Mr. Barth worked for us multiplied by 120% in accordance with his contract. Of the $278,444 due Mr. Barth, we have funded $186,233 in an insurance fund. Also includes accumulated, but unpaid vacation days ($35,664), car benefits ($6,000) and payments for pension and education funds ($19,911) less $48,000 of benefits waived in support of DSIT’s operations in 2007.

Joseph Musanti

Under the terms of the employment agreement with Mr. Musanti, our COO and the President and Chief Executive Officer of our GridSense subsidiary and Chief Executive Officer of our OmniMetrix subsidiary, we are obligated to make certain payments to him upon the termination of his employment.

The following table describes the potential payments and benefits upon termination of employment for Mr. Musanti, as if his employment terminated as of December 31, 2014, the last day of our last fiscal year assuming that there is no earned, but unpaid base salary at the time of termination.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control		Death or disability
Compensation:
Base salary	$—		$137,500	(1)	$—		$—
Benefits and perquisites:
Perquisites and other personal benefits	26,442	(2)	26,442	(2)	26,442	(2)	26,442	(2)
Total	$26,442		$163,942		$26,442		$26,442

(1)	The $137,500 represents a lump sum payment of six months’ salary due to Mr. Musanti.
(2)	The $26,442 represents unpaid vacation.

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

In connection with the election in November, 2012 of a non-executive Board Chairman, in addition to fees and options awarded to Directors, the Board determined that any non-executive Chairman would receive for such service: (1) an annual grant of options to purchase the Corporation’s shares (vesting in four installments quarterly in advance) having a value (determined as of the date of his or her election to such position and any anniversary thereof so long as he/she continues in such role in accordance with the methodology then used by the Corporation to determine stock compensation for purposes of its audited financial statements) of $60,000, and for the first year with an exercise price equal to the closing price of the Corporation’s shares on the NASDAQ Global Market on the date immediately prior to election and having a term of seven years, as documented by a non-qualified option award agreement under the Corporation’s 2006 Stock Incentive Plan, as amended; (2) a cash fee of $60,000, (3) payments to an administrative consultant for his/her use in the amount of $15,000 plus (4) $10,000 for each subsidiary board on which he/she serves at the designation of the Corporation (which amount may be charged back to such subsidiary as determined by the Board).

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

Beginning in 2013, if the value (the “Award Value”) of the shares granted (determined as provided above as of the date of grant) to each Director (other than a Director then having been first-elected to the Board) after each annual meeting of stockholders pursuant to the formula grant under the Corporation’s 2006 Stock Option Plan for Non-Employee Directors is less than $60,000, then an additional award of options having a value (determined in the same manner as above) as is equal to the difference between $60,000 and the Award Value shall be made to each such Director pursuant to the Corporation’s 2006 Stock Incentive Plan.

Consulting Agreement with Mr. Morgenstern

Mr. Morgenstern, our Chairman Emeritus, has been retained as a consultant by Acorn since March 2006 primarily to provide oversight of our Israeli activities. On July 25, 2012, we extended the existing consulting agreement with Mr. Morgenstern through September 30, 2014, subject to any earlier termination as therein provided (the “Termination Date”). On September 18, 2014, such consulting agreement with Mr. Morgenstern was extended to December 31, 2014. Under the agreement, Mr. Morgenstern is entitled to receive a fee of $1 per year and an annualized, non-accountable expense allowance of $75,000. A pro rata portion thereof (i.e., a total of $6,250) is paid each month, one-half by the Acorn and one-half by DSIT. In March 2015, DSIT and Mr. Morgenstern reached an understanding for continuation of the expense reimbursement arrangement effective March 1, 2015 at an annual amount of $40,000 to be paid by DSIT. Acorn has also agreed to cast its votes of DSIT stock for Mr. Morgenstern's election to the DSIT Board of Directors at all elections held between September 11, 2012 and the Termination Date (the “Participation Period”), unless he has resigned therefrom or been removed for cause. Mr. Morgenstern is also invited (but not required) to observe any regular meetings of the Board of Directors of the Corporation (excluding executive sessions and committee meetings) held during the Participation Period and will be paid $1,000 by us for each such meeting he attends.

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ended December 31, 2014 by each individual (other than Mr. Moore who was not separately compensated for his Board service) who served as a director at any time during the fiscal year.

DIRECTOR COMPENSATION IN 2014

Name	Fees Earned or Paid in Cash ($)		Option Awards ($) (1)		All Other Compensation ($)	Total ($)
Christopher E. Clouser	144,000	(4)	120,000		—	264,000
Mannie L. Jackson	—		90,000	(5)	—	90,000
Robert E. McKee III	—		93,000	(6)		93,000
Andy H. Sassine (2)	—		92,000	(7)		92,00
Edgar S. Woolard Jr. (3)	—		15,342		—	15,342
Samuel M. Zentman	—		100,000	(8)	—	100,000

(1)	On September 23, 2014, Christopher E. Clouser, Mannie L. Jackson, Robert E. McKee III, Andy H. Sassine and Samuel M. Zentman, were each granted 57,663 options to acquire stock in the Company. The options have an exercise price of $6.31 and expire on September 20, 2020. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.27% (ii) an expected term of 6.7 years (iii) an assumed volatility of 64% and (iv) no dividends. On January 1, 2014, Mannie L. Jackson, Robert E. McKee III, Andy H. Sassine and Samuel M. Zentman were granted 12,191, 13,410, 13,004 and 16,255 options respectively, to acquire stock in the Company. The options have an exercise price of $4.07 and expire on January 1, 2021. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.40% (ii) an expected term of 6.7 years (iii) an assumed volatility of 61% and (iv) no dividends. On November 6, 2014, Edgar S. Woolard Jr. was granted an initial director grant of 25,000 options to acquire stock in the Company. The options have an exercise price of $0.97 and expire on November 6, 2021. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.09% (ii) an expected term of 6.7 years (iii) an assumed volatility of 66% and (iv) no dividends. On November 13, 2014, Christopher E. Clouser was granted 89,800 options to acquire stock in the Company. The options have an exercise price of $1.06 and expire on November 13, 2021. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.05% (ii) an expected term of 6.7 years (iii) an assumed volatility of 66% and (iv) no dividends. All options awarded to directors in 2014 remained outstanding at fiscal year-end. As of December 31, 2014, the number of stock options held by each of the above persons was: Christopher E. Clouser, 244,477; Mannie L. Jackson, 122,821; Robert E. McKee III, 122,579; Andy H. Sassine, 95,667; Edgar S. Woolard Jr., 125,000; and Samuel M. Zentman, 130,424.
(2)	Mr. Sassine retired from the Board effective October 30, 2014. According to their terms, his options will expire on April 30, 2016 (eighteen months after the date of his resignation).
(3)	Mr. Woolard joined the Board on November 6, 2014.
(4)	Includes fees shown include $30,000 of annual director fees, $45,000 of Chairman fees, $40,000 of subsidiary board fees ($10,000 each for serving on the boards of DSIT, GridSense, OmniMetrix and USSI), $5,000 received for services rendered as Chairman of the Compensation Committee and $2,000 received for services rendered as a member of the Audit Committee.
(5)	Mr. Jackson elected to receive in options in lieu of his Retainer and Board fees for 2014.
(6)	Mr. McKee elected to receive in options in lieu of his Retainer and Board fees for 2014. Includes $3,000 received for services rendered as Chairman of the Nominating Committee.
(7)	Mr. Sassine elected to receive in options in lieu of his Retainer and Board fees for 2014. Includes $2,000 received for services rendered as a member of the Audit Committee.
(8)	Mr. Zentman elected to receive in options in lieu of his Retainer and Board fees for 2014. Includes $10,000 received for services rendered as Chairman of the Audit Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and the notes thereto set forth information, as of March 1, 2015 (except as otherwise set forth herein), concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of common stock by (i) each director of the Company, (ii) each executive officer (iii) all executive officers and directors as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner (1) (2)	Number of Shares of common stock Beneficially Owned (2)		Percentage of common stock Outstanding (2)
John A. Moore	1,259,272	(3)	4.7%
Mannie L. Jackson	265,480	(4)	1.0%
Samuel M. Zentman	134,206	(5)	*
Christopher E. Clouser	235,414	(6)	*
Robert E. McKee III	81,861	(7)	*
Edgar S. Woolard, Jr.	482,593	(8)	1.8%
Michael Barth	75,508	(9)	*
Benny Sela	10,000	(10)	*
Joe Musanti	59,200	(11)	*
All executive officers and directors of the Company as a group (9 people)	2,603,534	(12)	9.5%

* Less than 1%

(1)	Unless otherwise indicated, the address for each of the beneficial owners listed in the table is in care of the Company, 3903 Centerville Road, Wilmington, Delaware 19807.
(2)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date which such person has the right to acquire within 60 days after such date. Percentage information is based on the 26,475,591 shares outstanding as of March 1, 2015 (exclusive of 801,920 treasury shares outstanding).
(3)	Consists of 925,118 shares (2,800 of which are held in an IRA account) and 334,154 shares underlying currently exercisable options.
(4)	Consists of 178,100 shares (held in a trust) and 87,380 shares underlying currently exercisable options.
(5)	Consists of 61,445 shares and 72,761 shares underlying currently exercisable options.
(6)	Consists of 93,500 shares (77,862 of which are held in a trust) and 141,914 shares underlying currently exercisable options.
(7)	Consists solely of currently exercisable options.
(8)	Consists of 350,000 shares and 132,593 shares underlying currently exercisable options.
(9)	Consists of 48,842 shares and 26,666 shares underlying currently exercisable options. Mr. Barth also owns 56,900 shares of DSIT representing approximately 2.6% of DSIT’s shares on a fully diluted as converted basis.
(10)	Consists of 10,000 shares underlying currently exercisable options. Mr. Sela also owns 92,500 shares of DSIT representing approximately 4.2% of DSIT’s shares on a fully diluted as converted basis as well as 66,936 currently exercisable options in DSIT representing approximately 3.0% of DSIT’s shares on a fully diluted as converted basis.
(11)	Consists of 9,200 shares and 50,000 shares underlying currently exercisable options.
(12)	Consists of 1,742,888 shares and 860,646 shares underlying currently exercisable options.

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	1,579,928	$4.48	1,177,212
Equity Compensation Plans Not Approved by Security Holders	2,854,923	$1.77	—
Total	4,434,851	$2.74	1,177,212

The grants made under our equity compensation plans not approved by security holders includes 212,500 option grants which were made under our 2006 Stock Incentive Plan and 2006 Stock Option Plan for Non-Employee Directors during the period from the adoption of such plans in January 2007 and the date of the approval of such plans by shareholders in November 2008. These grants were made to directors, officers and consultants at exercise prices equal to the fair market value on the date of the grant. The options generally vest over a three year period and expire five to ten years from the date of the grant. The grants made under our equity compensation plans not approved by security holders also includes 2,642,423 warrants issued as compensation to underwriters for services provided in connection capital raise transactions.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

We paid approximately $280,000 and $199,000 for the years ended December 31, 2014 and 2013, respectively, for legal services rendered and reimbursement of out-of-pocket expenses to Eilenberg & Krause LLP, a law firm in which Sheldon Krause, our Assistant Secretary and former General Counsel, is a member. Such fees related to services rendered by Mr. Krause and other members and employees of his firm. Mr. Krause is the son-in-law of George Morgenstern, a former director and our Chairman Emeritus and Chairman of DSIT, who up until March 2006, also served as our President and Chief Executive Officer. Mr. Krause continues to provide legal services to us in 2015.

Effective January 2013, OmniMetrix hired Chris Gropp as its Chief Information Officer, at an annual salary of $185,000 plus customary benefits afforded other OmniMetrix senior employees. Mr. Gropp also received a signing bonus of $25,000. Mr. Gropp was selected for his position by OmniMetrix’s President and CEO based upon his qualifications and interview results following a competitive recruitment process. His appointment was also ratified in February, 2013 by the OmniMetrix Board of Managers. Mr. Gropp is the brother-in-law of our CEO, John Moore. Mr. Moore was not involved in the decision to hire Mr. Gropp and abstained from the Board vote ratifying Mr. Gropp’s appointment as OmniMetrix’s CIO. Mr. Gropp’s salary in 2014 was $185,000.

Director Independence

Applying the definition of independence provided under the NASDAQ rules, the Board has determined that with the exception of Mr. Moore, all of the members of the Board of Directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

Friedman LLP

The following table summarized the fees billed to Acorn for professional services rendered by Friedman LLP for the years ended December 31, 2013 and 2014.

	2013	2014
Audit Fees	$210,000	$205,000
Audit- Related Fees	18,000	11,000
All Other Fees	50,000	7,500
Total	$278,000	$223,500

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, assistance with review of documents filed with the SEC, consents, and other assistance required to be performed by our independent accountants.

Audit-Related Fees were for travel costs and administrative fees associated with our audit.

All Other Fees in 2013 and 2014 were for services related to our capital raises.

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2014 and 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements of the Registrant

The consolidated financial statements of the Registrant and the report thereon of the Registrant’s Independent Registered Public Accounting Firms are included in this Annual Report beginning on page F-1.

Report of Friedman LLP
Consolidated Balance Sheets as of December 31, 2013 and 2014
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Changes in Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(3) List of Exhibits

No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

3.2	By laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S 1 (File No. 33 44027) (the “1992 Registration Statement”)).

3.3	Amendments to the By Laws of the Registrant adopted December 27, 1994 (incorporated herein by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K dated January 10, 1995).

4.1	Specimen certificate for the common stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).

4.2	Form of Representative Warrant (incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed October 15, 2013)

4.3	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 20, 2010).

4.4	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.01 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.5	Form of Investor Warrant (incorporated herein by reference to Exhibit 4.02 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.6	Registration Rights Agreement, dated as of October 31, 2014 (incorporated herein by reference to Exhibit 4.03 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

10.1	Consulting Agreement dated as of March 9, 2006 by and between George Morgenstern and the Registrant (incorporated by reference to Exhibit E to Exhibit 10.1 to the 2006 8-K).*

10.2	Acorn Energy, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed July 26, 2012, and the Registrant’s Additional Definitive Proxy Soliciting Materials on Schedule 14A filed August 28, 2012).*

10.3	Acorn Energy, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to the appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed July 26, 2012, and the Registrant’s Additional Definitive Proxy Soliciting Materials on Schedule 14A filed August 28, 2012).*

10.4	Amendment dated as of March 31, 2009 by and between George Morgenstern and the Registrant to the Consulting Agreement dated as of March 9, 2006 by and between George Morgenstern and the Registrant (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).*

10.5*	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.6*	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.7	Amended and Restated Investors Rights Agreement by and among the Registrant, US Sensor Systems Inc. and other parties named therein dated as of February 23, 2010 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.8*	Form of Indemnification Agreement.(incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2011).

10.9*	Amendment of Consulting Agreement between the Registrant and George Morgenstern dated March 15, 2011(incorporated herein by reference to Exhibit 10.55 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2011).

10.10*	Letter Agreement between the Registrant and George Morgenstern dated March 31, 2012 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.11*	2012 Stock Plan for US Seismic Systems, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.12*	Form of US Seismic Systems, Inc. 2012 Stock Plan Notice of Incentive Stock Option Grant (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.13*	Form of US Seismic Systems, Inc. 2012 Stock Plan Notice of Non-Statutory Stock Option Grant (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.14	Amended and Restated Stockholders’ Agreement by and among US Seismic Systems, Inc., Registrant and the other parties named therein dated March 19, 2012 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.15*

Letter Agreement between the Registrant and George Morgenstern dated July 25, 2012 (incorporated herein by reference to Exhibit 10.66 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.16*

Employment Agreement, dated as of December 13, 2012, by and between Acorn Energy, Inc. and John A. Moore (incorporated herein by reference to Exhibit 10.68 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.17*	GridSense Employee Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

10.18*	Form of award for GridSense Employee Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

10.19*	Separation Agreement and Release - Lindon Shiao (incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.20*	GridSense Employment Agreement with Joseph Musanti (incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.21*	Secondment of Joseph Musanti to US Seismic Systems, Inc. (incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.22*	Amendment to Employment Agreement - Benny Sela (amendment to Hebrew-language original summarized under Item 11 in this Annual Report) (incorporated herein by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.23*	2006 DSIT Key Employee Option plan - As Amended (incorporated herein by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.24*	Form of Stock Option Agreement to employees under the DSIT 2006 Key Employee Share Option Plan (incorporated herein by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.25*	Consulting Agreement between the Registrant and Richard Rimer, effective as of August 1, 2013 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

10.26*	Separation Agreement between the Registrant’s OmniMetrix, LLC subsidiary and Deena P. Redding, dated August 29, 2013 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.27	Underwriting Agreement, dated as of October 11, 2013, by and between Acorn Energy, Inc. and Maxim Group, LLC (incorporated herein by reference to Exhibit 1.1 of Registrant’s Current Report on Form 8-K filed October 15, 2013).

10.28*	Amendment to Employment Agreement between the Registrant and John A. Moore, effective as of November 11, 2013 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2013).

10.29*	Amendment to Consulting Agreement between the Registrant and Richard Rimer, effective as of November 11, 2013 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2013).

10.30*	Amendment to Employment Agreement between DSIT Solutions Ltd. and Michael Barth, effective as of November 11, 2013 (amendment to Hebrew-language original summarized under Item 11 in this Annual Report) (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2013).

10.31*	Amendment to Employment Agreement - Michael Barth (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 3014).

10.32	Placement Agent Agreement, dated as of October 30, 2014 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

10.33	Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

10.34	Securities Purchase Agreement, dated as of October 31, 2014 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

21.1	List of subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013).

#23.1	Consent of Friedman LLP.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-K for the year ended December 31, 2014, filed on March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.
#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wilmington, State of Delaware, on March 31, 2015.

ACORN ENERGY, INC.

By:	/s/ John A. Moore
John A. Moore
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Moore	President; Chief Executive Officer; and Director (Principal Executive Officer)	March 31, 2015
John A. Moore

/s/ Michael Barth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2015
Michael Barth

/s/ Christopher E. Clouser	Director and Chairman of the Board	March 31, 2015
Christopher E. Clouser

/s/ Mannie L. Jackson	Director	March 31, 2015
Mannie L. Jackson

/s/ Robert E. McKee III	Director	March 31, 2015
Robert E, McKee III

/s/ Edgar S. Woolard Jr.	Director	March 31, 2015
Edgar S. Woolard Jr.

/s/ Samuel M. Zentman	Director	March 31, 2015
Samuel M. Zentman

ACORN ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Acorn Energy, Inc.

We have audited the accompanying consolidated balance sheets of Acorn Energy, Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the two year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of years in the two year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
East Hanover, New Jersey
March 31, 2015

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$16,531	$4,821
Restricted deposits	306	467
Accounts receivable, net	5,710	4,902
Unbilled revenue	6,421	7,890
Inventory	2,261	1,374
Other current assets	1,546	1,813
Current assets – discontinued operations	3,176	143
Total current assets	35,951	21,410
Property and equipment, net	1,146	1,080
Severance assets	3,539	3,256
Restricted deposits	—	650
Intangible assets, net	1,550	1,211
Goodwill	3,027	1,031
Other assets	838	905
Non-current assets – discontinued operations	4,905	—
Total assets	$50,956	$29,543

LIABILITIES AND EQUITY
Current liabilities:
Short-term bank credit and current maturities of long-term debt	$1,143	$4,419
Accounts payable	1,945	2,187
Accrued payroll, payroll taxes and social benefits	2,028	1,584
Deferred revenue	1,729	1,634
Other current liabilities	3,136	3,028
Current liabilities – discontinued operations	3,890	4,693
Total current liabilities	13,871	17,545
Long-term liabilities:
Accrued severance	4,973	4,594
Other long-term liabilities	600	1,011
Total long-term liabilities	5,573	5,605
Commitments and contingencies (Note 13)
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 30,000,000 shares; Issued – 22,957,859 and 27,277,511 shares at December 31, 2013 and 2014, respectively	229	272
Additional paid-in capital	93,943	97,607
Warrants	526	1,641
Accumulated deficit	(59,447)	(86,592)
Treasury stock, at cost – 801,920 shares at December 31, 2013 and 2014, respectively	(3,036)	(3,036)
Accumulated other comprehensive income (loss)	184	(212)
Total Acorn Energy, Inc. shareholders’ equity	32,399	9,680
Non-controlling interests	(887)	(3,287)
Total equity	31,512	6,393
Total liabilities and equity	$50,956	$29,543

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	Year ended December 31,
	2013	2014
Revenues:
Projects	$12,660	$11,970
Products	5,962	5,682
Services	1,666	1,908
Total revenues	20,288	19,560
Cost of sales:
Projects	8,410	8,352
Products	3,931	4,099
Services	444	471
Total cost of sales	12,785	12,922
Gross profit	7,503	6,638

Operating expenses:
Research and development expenses, net	4,276	2,714
Selling, general and administrative expenses	16,455	12,023
Impairments of goodwill and intangibles	6,731	1,773
Restructuring and related charges	1,389	294
Total operating expenses	28,851	16,804
Operating loss	(21,348)	(10,166)
Finance income (expense), net	162	(129)
Loss before taxes on income	(21,186)	(10,295)
Income tax expense	(156)	(164)
Net loss from continuing operations	(21,342)	(10,459)
Loss from discontinued operations, net of income taxes	(9,647)	(19,140)
Net loss	(30,989)	(29,599)
Non-controlling interest share of loss – continuing operations	62	47
Non-controlling interest share of loss from discontinued operations	1,213	2,407
Net loss attributable to Acorn Energy, Inc. shareholders.	$(29,714)	$(27,145)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
From continuing operations	$(1.12)	$(0.46)
From discontinued operations	(0.45)	(0.73)
Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders	$(1.57)	$(1.19)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	18,916	22,844

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year ended December 31,
	2013	2014

Net loss attributable to Acorn Energy, Inc. shareholders	$(29,714)	$(27,145)
Other comprehensive income (loss):
Foreign currency translation adjustments	(521)	(423)
Comprehensive loss	(30,235)	(27,568)
Other comprehensive (income) loss attributable to non-controlling interests	(11)	27
Comprehensive loss attributable to Acorn Energy, Inc. shareholders	$(30,246)	$(27,541)

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock		Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Acorn Energy, Inc. Shareholders’ Equity	Non-controlling interests	Total Equity
Balances as of December 31, 2012	18,871	$188		$83,469	$55	$(29,733)	$(3,036)	$716	$51,659	$286	$51,945
Net loss	—	—		—	—	(29,714)	—	—	(29,714)	(1,275)	(30,989)
Differences from translation of subsidiaries’ financial statements	—	—		—	—	—	—	(532)	(532)	11	(521)
Dividends	—	—		(634)	—	—	—	—	(634)	—	(634)
Dividends in commons stock under the Company’s Dividend Reinvestment Plan, net of discount (see Notes 14(c) and 14(d))	19	—	*	117	—	—	—	—	117	—	117
Adjustment of non-controlling interests in DSIT following additional investment by the Company	—	—		202	—	—	—	—	202	(202)	—
Capital raise net of transaction costs (see Note 14(b))	4,035	41		10,334	—	—	—	—	10,375	—	10,375
Warrants issued in capital raise (see Notes 14(b) and 14(j))	—	—		(482)	482	—	—	—	—	—	—
Stock option compensation	—	—		926	—	—	—	—	926	—	926
Stock option compensation of subsidiaries	—	—		—	—	—	—	—	—	293	293
Exercise of options and warrants	33	—	*	11	(11)	—	—	—	—	—	—
Balances as of December 31, 2013	22,958	$229		$93,943	$526	$(59,447)	$(3,036)	$184	$32,399	$(887)	$31,512
Net loss	—	—		—	—	(27,145)	—	—	(27,145)	(2,454)	(29,599)
Differences from translation of subsidiaries’ financial statements	—	—		—	—	—	—	(396)	(396)	(27)	(423)
Capital raise net of transaction costs (see Note 14(b))	4,286	43		3,964	—	—	—	—	4,007	—	4,007
Warrants issued in capital raise (see Notes 14(b) and 14(j))	—	—		(1,115)	1,115	—	—	—	—	—	—
Insufficient authorized shares following capital raise (see Note 14(b))	—	—		(50)	—	—	—	—	(50)	—	(50)
Stock option compensation	—	—		865	—	—	—	—	865	—	865
Stock option compensation of subsidiaries	—	—		—	—	—	—	—	—	81	81
Exercise of options and warrants	34	—	*	— *	—	—	—	—	—	—	—
Balances as of December 31, 2014	27,278	$272		$97,607	$1,641	$(86,592)	$(3,036)	$(212)	$9,680	$(3,287)	$6,393

* Less than $1

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	2013	2014
Cash flows used in operating activities:
Net loss	$(30,989)	$(29,599)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A)	20,040	22,475
Net cash used in operating activities – continuing operations	(10,949)	(7,124)
Net cash used in operating activities – discontinued operations	(6,854)	(11,093)
Net cash used in operating activities	(17,803)	(18,217)

Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	(1,468)	(393)
Restricted deposits	(114)	(1,008)
Release of restricted deposits	622	197
Amounts funded for severance assets	(268)	(179)
Proceeds from the sale of Bushing IQ	281	—
Loan to Channel Partner	—	(640)
Repayment of loan from Channel Partner	—	400
Net cash used in investing activities – continuing operations	(947)	(1,623)
Net cash used in investing activities – discontinued operations	(1,998)	(184)
Net cash used in investing activities	(2,945)	(1,807)

Cash flows provided by (used in) financing activities:
Proceeds from capital raises, net of transaction costs	10,375	4,006
Short-term bank credit, net	1,143	3,147
Proceeds from borrowings of long-term debt	—	292
Repayments of long-term debt	(148)	(56)
Dividends paid	(517)	—
Net cash provided by financing activities – continuing operations	10,853	7,389
Net cash provided by financing activities – discontinued operations	1,149	300
Net cash provided by financing activities	12,002	7,689

Effect of exchange rate changes on cash and cash equivalents	(122)	(71)

Net decrease in cash and cash equivalents	(8,868)	(12,406)
Cash and cash equivalents at beginning of year – discontinued operations	1,270	748
Cash and cash equivalents at beginning of year – continuing operations	24,877	16,531
Cash and cash equivalents at end of year – discontinued operations	748	52
Cash and cash equivalents at end of year – continuing operations	$16,531	$4,821

Supplemental cash flow information:
Cash paid during the year for:
Interest	$29	$111
Income taxes, net of refunds	$(2,008)	$1

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

		2013	2014
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Loss from discontinued operations.	$9,647	$19,140
	Depreciation and amortization.	1,072	648
	Change in deferred taxes.	154	103
	Impairment of goodwill and intangibles	6,731	1,773
	Impairment of fixed assets in restructurings	573	—
	Inventory write-down	163	101
	Increase in liability for accrued severance	307	198
	Gain on sale of Bushing IQ	(116)	—
	Stock and stock option compensation	926	865
	Other	39	(149)
	Changes in operating assets and liabilities:
	Decrease (increase) in accounts receivable	(447)	677
	Increase in unbilled revenue	(1,208)	(1,469)
	Decrease in inventory	339	773
	Decrease (increase) in other current assets and other assets	1,861	(50)
	Increase (decrease) in accounts payable, accrued payroll, payroll taxes and social benefits, other current and non-current liabilities	(1)	(133)
		$20,040	$22,475
B.	Non-cash investing and financing activities:
	Adjustment of additional paid-in-capital and non-controlling interests from additional investment by Acorn in DSIT	$202
	Value of shares issued under dividend investment plan	$117
	Value of warrants issued in capital raise	$482	$1,115
	Liability for insufficient number of authorized shares in in capital raise		$50

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1— NATURE OF OPERATIONS

(a) Description of Business

Acorn Energy, Inc. (“Acorn” or “the Company”) is a Delaware corporation which is holding company focused on technology driven solutions for energy infrastructure asset management. Each of its three businesses are focused on helping its customers achieve greater productivity, reliability, security and efficiency.

Through its majority or wholly-owned operating subsidiaries, the Company provides the following services and products:

●	Sonar and acoustic-related solutions for energy, defense and commercial markets and other real-time embedded hardware and software development. These activities are reported in the Company’s Energy & Security Sonar Solutions segment, conducted through its DSIT Solutions Ltd. (“DSIT”) subsidiary. DSIT also has certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities.

●	Smart Grid Distribution Automation. These products and services are provided by the Company’s GridSenseTM subsidiaries (GridSense Inc. in the United States and GridSense Pty Ltd. and CHK GridSense Pty Ltd. in Australia - collectively “GridSense”) which develop, market and sell remote monitoring and control systems to electric utilities and industrial facilities worldwide.

●	Machine-to-machine (“M2M”) critical asset wireless monitoring and control (formerly Power Generation Monitoring). These products and services are provided by the Company’s OmniMetrixTM, LLC (“OmniMetrix”) subsidiary. OmniMetrix also has products which provide cathodic protection for the pipeline industry.

●	The operations of Company’s US Seismic Systems, Inc. subsidiary (“USSI”), which developed and produced “state of the art” fiber optic sensing systems for the energy, commercial security and defense markets operations have been suspended (See Notes 3 and 21) and accordingly are reported in the Company’s discontinued operations.

The Company’s operations are based in the United States and Israel. Acorn’s shares are traded on the NASDAQ Global Market under the symbol ACFN.

See Note 18 for segment information and major customers.

(b) Liquidity

The Company believes that it will have sufficient liquidity to finance its activities and the activities of GridSense and OmniMetrix over at least the next 12 months based upon its current cash balance and the support to be provided by DSIT. If the support provided by DSIT is not sufficient, Acorn will not be able to fund GridSense and OmniMetrix as it has historically which would materially impact the carrying value of these subsidiaries and their ability to continue operations.

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

(e) Amounts in the footnotes in the Financial Statements

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

Discontinued Operations

In March 2015, the Company announced that it has stopped funding USSI and that USSI has suspended operations and terminated substantially all employees. Accordingly, the Company has determined that its USSI subsidiary should be reported as discontinued operations in its consolidated financial statements for all periods presented (see Notes 3 and 21).

Functional Currency and Foreign Currency Transactions

The currency of the primary economic environment in which the operations of Acorn and its U.S. subsidiaries are conducted is the United States dollar (“dollar”). Accordingly, the Company and all of its U.S. subsidiaries use the dollar as their functional currency. The financial statements of the Company’s Israeli subsidiary whose functional currency is the New Israeli Shekel (“NIS”), and the Company’s Australian subsidiary, whose functional currency is the Australian dollar (“AU”), have been translated in accordance with applicable accounting principles. Assets and liabilities are translated at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Differences resulting from translation are presented in equity as Accumulated Other Comprehensive Income. Gains and losses on foreign currency transactions and exchange gains and losses denominated in non-functional currencies are reflected in finance income (expense), net, in the Consolidated Statements of Operations when they arise.

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

During the years ended December 31, 2013 and 2014, $8 and $142 was charged to expense, respectively. At December 31, 2013 and 2014, the balance in allowance for doubtful accounts was $8 and $143, respectively.

Inventory

Inventories are comprised of components (raw materials), work-in-process and finished goods, which are measured at the lower of cost or market.

DSIT - Raw materials inventory is comprised of arrays and receivers related to diver detection sonar (“DDS”) and portable diver detection sonar (“PDDS”) systems. Work-in-process inventory is primarily comprised of PDDS systems that have commenced with assembly as well as capitalized labor and overhead. Costs are determined at cost of acquisition on a weighted average basis and include all outside production and shipping costs.

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

USSI - Raw materials inventory is generally comprised of: specialized fiber, cables, optical components and electrical components. Work-in-process inventory is primarily comprised of systems that have commenced with assembly as well as capitalized labor associated with the development of the system. Finished goods inventory consists of fully assembled systems ready for final shipment to the customer. Inventories are stated using the first-in, first-out method. All USSI inventory was written off following the decision to suspend USSI operations (see Notes 3 and 21).

All inventories are periodically reviewed for impairment related to slow-moving and obsolete inventory.

Non-Controlling Interests

The Financial Accounting Standards Board (“FASB”) requires that non-controlling interests be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest be re-measured at fair value, with any gain or loss recognized in earnings. The Company attributes income and losses to the non-controlling interests associated with DSIT and USSI.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company has identified its operating segments as its reporting units for purposes of the impairment test. The Company’s existing goodwill is associated with its Energy & Security Sonar Solutions segment and its GridSense segment. The Company’s existing intangibles are associated with its GridSense segment. See Note 9.

In 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.

If the Company determined that is was necessary to perform a two-step goodwill impairment test, it would determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, there is an indication that the reporting unit goodwill may be impaired and a second step of the impairment test is performed to determine the amount of the impairment to be recognized, if any. See Note 9(a) for the impairment charges recorded in 2013 and 2014.

Impairment of Long-Lived Assets

Long-lived assets including certain intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. See Note 9(b) for the impairment charge recorded in 2013.

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

Revenues from fixed-price contracts which require significant production, modification and/or customization to customer specifications are recognized using the percentage-of-completion method. Percentage-of-completion estimates are in man-months of labor and are reviewed periodically, and any adjustments required are reflected in the period when such estimates are revised.  Losses on contracts, if any, are recognized in the period in which the loss is determined. Such revenues are recorded by DSIT in the Consolidated Statement of Operations in revenues from “Projects”. In 2013 and 2014, DSIT encountered significant changes in estimate for a material project due to increased estimated installation costs of its AquaShieldTM Diver Detection Sonar system. The aggregate net changes in the contract estimates recognized using the cumulative catch-up method of accounting increased net income by approximately $824 and $1,152 in 2013 and 2014, respectively ($0.04 and $0.05 per share in 2013 and 2014, respectively).

Revenue from sales of USSI sensor products (in discontinued operations – See Notes 3 and 21) was recognized at the time title to the products and significant risks of ownership passed to the customer, which was generally upon shipment, when all significant contractual obligations had been satisfied and collection was reasonably assured.

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

Sales of OmniMetrix monitoring systems have multiple elements, including equipment, installation and monitoring services. OmniMetrix equipment and related installations do not qualify as a separate unit of accounting. As a result, revenues (and related costs) associated with sale of equipment and related installations are recorded to deferred revenue (and deferred charges) upon activation for Power Generator monitoring (“PG”) units or upon shipment for Cathodic Protection units. Revenue and related costs with respect to the sale of equipment and related installations are recognized over the estimated life of the customer relationship which is estimated to be 24 months. Such revenues are recorded by OmniMetrix in the Consolidated Statement of Operations as “Product” revenues. Revenues from the prepayment of monitoring fees (generally paid 12 months in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period. Such revenues are recorded by OmniMetrix in the Consolidated Statement of Operations as “Service” revenues.

Revenues from DSIT’s consulting, time-and-materials service contracts, maintenance agreements and other services are recognized as services are provided.

Unbilled Revenue

Revenues may be earned by DSIT for those services in advance of amounts billable to the customer and are recognized when the service is performed. Revenues recognized in excess of amounts billed for projects in process are recorded as unbilled revenue. Such amounts are generally billed upon the completion of a project milestone.

Warranty Provision

The Company’s DSIT subsidiary generally grants its customers a one-to-two-year warranty on its projects. Each of the Company’s GridSense and OmniMetrix subsidiaries generally grants their customers a one year warranty on their respective products.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, restricted deposits accounts receivable and unbilled revenues. The Company’s cash, cash equivalents and restricted cash deposits were deposited primarily with U.S. and Israeli banks and other financial institutions and amounted to $5,938 from continuing operations at December 31, 2014. The Company uses major banks and brokerage firms to invest its excess cash, primarily in money market funds. The counterparties to the Company’s restricted deposits are two major Israeli banks. The Company does not believe there is significant risk of non-performance by these counterparties. Related credit risk would result from a default by the financial institutions or issuers of investments to the extent of the recorded carrying value of these assets. Approximately 35% of the accounts receivable at December 31, 2014 was due from two customers who pay their receivables over usual credit periods (as to revenues from significant customers – see Note 18(d)). Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. Approximately 64% of the balance in unbilled revenue at December 31, 2014 was due from three customers that when billed, pay their trade receivables over usual credit periods. Credit risk with respect to the remaining balance of unbilled revenue is generally diversified due to the number of entities comprising our customer base.

Research and Development Expenses

Research and development expenses consist primarily of labor and related expenses and are charged to operations as incurred. Participation by third parties in the Company’s research and development costs as well as credits arising from qualifying research and experimental development expenditures are netted against research and development.

Advertising Expenses

Advertising expenses are charged to operations as incurred. Advertising expense was $256 and $26 for each of the years ended December 31, 2013 and 2014, respectively.

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

See Note 14(e) and 14(f) for the assumptions used to calculate the fair value of stock-based employee and non-employee compensation. Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

Deferred Income Taxes

Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as current or non-current based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date. At December 31, 2014 and 2013, U.S. income taxes were not provided on undistributed earnings of the Company’s DSIT subsidiary because such earnings have been reinvested in foreign operations. If those earnings were repatriated to the U.S., the Company would not expect to owe additional U.S. income taxes due to the utilization of net operating loss carryovers.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net loss per share if doing so would be antidilutive. The weighted average number of options and warrants that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, was approximately 1,452,000 and 2,386,000 for the years ending December 31, 2013 and 2014, respectively.

The following data represents the amounts used in computing EPS and the effect on net income and the weighted average number of shares of dilutive potential common stock:

	Year ended December 31,
	2013	2014
Net loss available to common stockholders	$(29,714)	$(27,145)

Weighted average shares outstanding:
-Basic	18,916	22,844
Add: Warrants	—	—
Add: Stock options	—	—
-Diluted	18,916	22,844

Basic and diluted net loss per share	$(1.57)	$(1.19)

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

See Notes 7, 14, 19 and 20.

Recently Issued Accounting Principles

Other than the announcement noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2014, that are of material significance, or have potential material significance, to the Company.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

Reclassifications

Certain reclassifications have been made to the Company’s prior year’s consolidated financial statements to conform to the current year’s consolidated financial statement presentation.

NOTE 3—Discontinued Operations

The Company’s Board of Directors recently decided that it would no longer continue to fund USSI’s activities following the recent significant decline in oil prices which led to significantly reduced demand for USSI’s products. USSI has suspended operations and terminated substantially all employees. The Company intends to sell its USSI assets and is exploring ways to maximize value for creditors and other stakeholders, expecting that most of the proceeds from any sale of its assets will be used to pay creditors. It is uncertain whether there will be any proceeds available to Acorn Energy or other USSI shareholders.

As the Company is uncertain as to whether it will ultimately be able to realize any value from USSI’s assets, it has accordingly taken charges on USSI’s inventory ($4,935), fixed assets ($969), goodwill ($1,402) and other intangibles ($2,034) at December 31, 2014. Earlier in 2014, USSI had taken inventory charges totaling $1,055. During 2013, USSI’s losses included an inventory impairment charge of $958 and a provision of $800 with respect to the sensor systems built-to-lease. Previously, USSI’s activities comprised the Company’s Oil & Gas Sensor Systems segment.

Assets and liabilities related to the discontinued operations of USSI are as follows:

	December 31,
	2013	2014

Cash and cash equivalents	$748	$52
Inventory	2,279	—
Other current assets	149	91
Total current assets	3,176	143
Property and equipment, net	1,286	—
Intangible assets, net	2,184	—
Goodwill	1,402	—
Other assets	33	—
Total assets	$8,081	$143

Short-term bank credit	$1,160	$1,460
Accounts payable	1,141	1,006
Accrued payroll, payroll taxes and social benefits	499	346
Other current liabilities	1,090	1,881
Total liabilities	$3,890	$4,693

USSI has granted a lien to its bank on substantially all of its assets including intellectual property. The debt due to the bank under USSI’s line-of-credit ($1,460) has matured, is currently due and is bearing interest at the default rate of 5% per annum. The Company has not guaranteed the line-of-credit. See Note 21.

USSI’s losses for the years ended December 31, 2013 and 2014 are included in “Loss from discontinued operations, net of income taxes” in the Company’s Consolidated Statements of Income. Summarized financial information for USSI’s operations for the years ended December 31, 2013 and 2014 are presented below:

	Year ended December 31,
	2013	2014
Revenues	$1,468	$556
Gross profit	$(2,347)	$(1,043)

Net loss	$(9,647)	$(19,140)
Net loss attributable to non-controlling interests	1,213	2,407
Net loss attributable to Acorn Energy Inc.	$(8,434)	$(16,733)

During the third quarter of 2014, USSI decided to restructure its operations to better align expenses with revenues following a change in its management. The restructuring involved employee severance and termination benefits ($88). USSI’s losses for 2014 include the write-off of assets noted above as well as provisions for remaining minimum contractual lease and royalty payments ($775) and severance ($91).

NOTE 4—INVESTMENTS IN SUBSIDIARIES

(a) USSI

On December 31, 2012, the Company owned 4,208,745 shares of USSI’s common stock and 6,017,690 shares of USSI’s Series A-1 Preferred Stock (“USSI Preferred Stock”). The USSI Preferred Stock provides that upon any future liquidation of USSI, to the extent funds are available for distribution to USSI’s stockholders after the satisfaction of any USSI liabilities at that time, USSI would first repay the Company for the purchase price of its USSI Preferred Stock. Thereafter, the Company would receive a further payment for such shares ratably with all other USSI Common Stock holders as though the Company’s shares of USSI Preferred Stock were the same number of shares of USSI Common Stock.

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

Following the August 2013 investment in USSI, the Company owned 9,376,401 shares of USSI Preferred Stock representing (together with the common stock owned) approximately 95.7% of USSI on an as converted basis (which amount would be diluted to approximately 88.4% if all options which could be awarded under USSI’s 2012 Stock Purchase Plan were awarded and exercised). Through December 31, 2013, the Company invested $7,584 in USSI common shares (of which $5,355 was in cash and $2,229 was in Acorn common shares) and an additional $16,750 in USSI Preferred Stock. In addition, during the period from August to December 2013, the Company lent USSI $1,355 and during 2014 the Company lent USSI an additional $10,058. Such loans bear interest at 8% per annum. Given the suspension of USSI’s operations (see Notes 3 and 21), it is uncertain whether there will be any cash available to repay any of these loaned amounts after the disposition of USSI’s assets.

In the second quarter of 2014, the Company lent a channel partner active in sourcing trials for USSI’s products a total of $640 under a secured promissory note (“the Note”). The loan bore interest at 8%. The channel partner granted the Company, as security for the loans made pursuant to the Note, a first, secured lien on all of the channel partner’s receivables from customer accounts and all intellectual property used in its business. The loan and any accrued and unpaid interest was due and payable not later than June 30, 2014 at which time the Company took a full provision on the $640 of principal as well as the $9 of interest accrued through June 30, 2014. In November of 2014, the Company reached a settlement of the Note with the channel partner whereby the Company received a cash repayment of $400 from the channel partner as well as providing processing services valued at $240 for the benefit of USSI. The value of such processing services were treated as an additional loan to USSI subject to 8% annual interest from the settlement date. The value of such services were written off following the decision to suspend the operations of USSI (see Notes 3 and 21).

(b) DSIT Solutions, Ltd. (“DSIT”)

Effective July 1, 2013, the Company entered into a Stock Purchase Agreement with DSIT (the “DSIT SPA”) pursuant to which the Company converted a prior loan of approximately $800 into additional ordinary (common) shares of DSIT. The Company also converted $2,800 in advances and loans into DSIT’s Participating Preferred Stock (the “DSIT Preferred Stock”). At the closing, Acorn purchased an additional $800 of DSIT Preferred Stock and committed to purchasing an additional $1,400 of DSIT Preferred Stock.

The DSIT Preferred Stock provided that upon any future liquidation of DSIT, to the extent funds are available for distribution to DSIT’s stockholders after the satisfaction of any DSIT liabilities at that time, DSIT would first repay the Company for the purchase price of our DSIT Preferred Stock. Thereafter, the Company would receive a further payment for such shares ratably with all other DSIT ordinary stock holders as though the Company’s shares of DSIT Preferred Stock were the same number of DSIT ordinary shares.

In September 2013, the Company informed DSIT that it did not plan to fund payment of the remaining $1,400 it had committed to invest in DSIT. In August 2014, the DSIT SPA was amended to release Acorn from the obligation to make the additional investment. Under the amended DSIT SPA, in consideration for amending the DSIT SPA, the Company agreed to waive its liquidation preference. The Company still would receive payment for such shares ratably with all other DSIT ordinary stockholders as though the Company's shares of DSIT Preferred Stock were the same number of DSIT ordinary shares.

The Company currently owns approximately 88.3% of DSIT on an as-converted basis. If all the options to purchase all shares of DSIT ordinary stock available under the DSIT Option Plan are granted and exercised, the Company would own approximately 77.4% of DSIT on a fully-diluted as-converted basis.

In the year ended December 31, 2013, in accordance with generally accepted accounting principles, the Company recorded an adjustment of $202 to the non-controlling interests balance with respect to the Acorn investment in ordinary shares of DSIT.

(c) GridSense

On December 19, 2013, GridSense sold its Bushing IQ product line (also known as OMI) for $281 and recorded a gain on the sale of $116 which is included in Selling, general and administrative expense. The Bushing IQ product line provided revenues of $152 (included in Revenues - Products) during the year ended December 31, 2013.

NOTE 5—RESTRUCTURING AND RELATED CHARGES

(a) GridSense

In 2013, following a change in its management, the Company’s GridSense segment made a decision to restructure operations in both its USA and Australian entities. This action was taken primarily in order to improve efficiency based on GridSense’s revenue mix and skills mix. Accordingly, GridSense recorded a restructuring charge of $302 related to severance and other termination benefits for 17 employees whose positions were made redundant both in the United States and in Australia. In addition, in connection with downsizing its Australian operations, GridSense decided to move its operations to a smaller facility and recorded a restructuring charge of $101, consisting of contractual rental commitments and related moving costs. In connection with that move, GridSense recorded a loss of $39 reflecting the remaining book value of abandoned fixed assets. Following the restructuring, GridSense no longer had a production line in Australia, but did have some residual research and development activities. As a result of the cessation of production activities in Australia, GridSense also recorded a provision of $152 related to products which had been produced in Australia, but will no longer be produced or supported by U.S. operations.

During the second quarter of 2014, GridSense decided to shut down its Australian offices in an effort to further reduce costs and streamline operations. GridSense will continue to sell all of its current products in Australia and the surrounding areas through a network of distributors. With respect to the 2014 decision to shut down its Australian offices and a further reduction of personnel in the United States, GridSense recorded an additional restructuring charge of $198 in 2014.

The following table summarizes GridSense’s restructuring charges during the years ended December 31, 2013 and 2014:

	Years ended December 31,
	2013	2014
Employee severance and termination benefits	$302	$119
Facilities costs	101	—
Abandonment of fixed assets	39	—
Inventory obsolescence	152	—
Other	—	79
Total	$594	$198

The following table presents activity during the years ended December 31, 2013 and 2014 related to GridSense’s restructuring:

	Employee severance and termination benefits	Facilities	Inventory and fixed asset impairments	Other	Total
Balance at December 31, 2012	$—	$—	$—	$—	$—
Provision	302	101	191	—	594
Cash payments	(239)	(101)	—	—	(340)
Non-cash settlements	—	—	(191)	—	(191)
Balance at December 31, 2013	63	—	—	—	63
Provision	119	7	—	72	198
Cash payments	(144)	(7)	—	(72)	(223)
Balance at December 31, 2014	$38	$—	$—	$—	$38

The total remaining accrued restructuring balance of $38 with respect to GridSense’s restructuring is expected to be paid in full by December 31, 2015 and is included in Other current liabilities in the Company’s Consolidated Balance Sheets.

(b) OmniMetrix

During the third quarter of 2013, OmniMetrix restructured its operations to better align expenses with revenues following a change in management. The restructuring involved employee severance and termination benefits ($178) as well as a charge for a significant reduction in the utilization of its leased facility in Buford, Georgia ($202), and a write-down of a majority of the remaining book value of leasehold improvements associated with the leased facility ($415). At December 31, 2013, $45 of the employee severance and termination benefits charge and $194 of the lease payments associated with the reduced utilization of the leased facility in Buford, Georgia remained unpaid. In 2014, OmniMetrix adjusted its estimated exit costs for its leased facility in Buford, Georgia and increased the provision by $96.

The following table presents activity during the years ended December 31, 2013 and 2014 related to OmniMetrix’s restructuring:

	Employee severance and termination benefits	Facilities	Fixed asset impairments	Total
Balance at December 31, 2012	$—	$—	$—	$—
Provision	178	202	415	795
Cash payments	(133)	(8)	—	(141)
Non-cash settlements	—	—	(415)	(415)
Balance at December 31, 2013	45	194	—	239
Provision	—	96	—	96
Cash payments	(45)	(42)	—	(87)
Balance at December 31, 2014	$—	$248	$—	$248

The total remaining accrued restructuring balance of $248 is expected to be paid in full by December 31, 2019 and is included in Other current liabilities ($44) and Other liabilities ($204) in the Company’s Consolidated Balance Sheets.

NOTE 6—INVENTORY

	As of December 31,
	2013	2014
Raw materials	$811	$682
Work-in-process	268	275
Finished goods	1,182	417
	$2,261	$1,374

During 2013, the Company recorded an inventory impairment charge of $163 of which $152 was in its GridSense segment (included in Cost of sales - Products) and $11 in its M2M segment (included in Cost of sales - Products). During 2014 the Company recorded an inventory impairment charge of $88 in its M2M and $13 in its Pipeline Monitoring (“PM”) segments (included in Cost of sales - Products). At December 31, 2013 and 2014, the Company's inventory reserve was $368 and $319, respectively.

NOTE 7—OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of December 31,
	2013	2014
Prepaid expenses and deposits	$508	$492
Deferred costs	424	549
Deferred taxes	138	192
Funded severance assets	137	203
Employee advances	150	105
Other	189	272
	$1,546	$1,813

NOTE 8—PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	Estimated Useful Life	As of December 31,
	(in years)	2013	2014
Cost:
Computer hardware and software	2 - 5	$1,239	$1,173
Equipment	3 - 14	1,216	648
Leasehold improvements	Term of lease	1,082	1,337
		3,537	3,158
Accumulated depreciation and amortization
Computer hardware and software		772	694
Equipment		1,194	911
Leasehold improvements		425	473
		2,391	2,078
Property and equipment, net		$1,146	$1,080

Depreciation and amortization in respect of property and equipment amounted to $373 and $366 for 2013 and 2014, respectively. See Note 5 with respect to impairments and write-offs related to restructurings during 2013.

NOTE 9—GOODWILL AND INTANGIBLE ASSETS

(a) Goodwill

The changes in the carrying amounts of goodwill by segment from December 31, 2012 to December 31, 2014 were as follows:

	Energy & Security Sonar Solutions segment	GridSense segment	M2M segment	PM segment*	Total
Balance at December 31, 2012	$541	$2,757	$1,517	$413	$5,228
Impairment	—	—	(1,517)	(413)	(1,930)
Translation adjustment	40	(311)	—	—	(271)
Balance at December 31, 2013	581	2,446	—	—	3,027
Impairment	—	(1,773)	—	—	(1,773)
Translation adjustment	(63)	(160)	—	—	(223)
Balance at December 31, 2014	$518	$513	$—	$—	$1,031

* Results for the PM segment are included in “Other” in Segment Reporting (see Note 18).

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

In performing the 2013 goodwill impairment test for the Company’s reporting units (other than M2M and Cathodic Protection - see below), the Company assessed the relevant qualitative factors and concluded that it was more likely than not that the fair values of the Company’s reporting units were greater than their carrying amounts. After reaching this conclusion, no further testing was performed. The qualitative factors the Company considered included, but were not limited to, general economic conditions, industry and market conditions, pipeline and backlog, the Company’s recent and forecasted financial performance and the price of the Company's common stock.

In the fourth quarter of 2014, as a result of the annual impairment test of the goodwill with respect to the Company’s GridSense reporting unit, the Company recorded a goodwill impairment charge of $1,773. The impairment test was based upon expected discounted cash flows from the Company’s GridSense reporting unit.

In 2013, the Company concluded that revenues for both M2M and PM segments had been significantly adversely impacted by the inability to make expected penetration in the marketplace and future projections for the segments were adjusted accordingly. Following a goodwill impairment analysis based upon expected discounted cash flows using Level 3 inputs from both the Company's M2M and PM segments, the Company determined that the goodwill recorded with respect to both segments was fully impaired and the Company recorded an impairment charge of $1,930.

(b) Intangibles

The changes in the carrying amounts of intangible assets and associated accumulated amortization from December 31, 2012 to December 31, 2014 were as follows:

	Energy & Security Sonar Solutions segment		GridSense segment		M2M segment		PM segment**
	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Cost	A.A.*	Total
Balance as of December 31, 2012	$532	$(364)	$2,777	$(873)	$4,385	$(309)	$1,196	$(118)	$7,226
Amortization	—	(82)	—	(264)	—	(252)	—	(101)	(699)
Impairment	—	—	—	—	(4,385)	561	(1,196)	219	(4,801)
Sale of Bushing IQ (see Note 4(c))	—	—	(322)	263	—	—	—	—	(59)
Cumulative translation adjustment	40	(36)	(184)	63	—	—	—	—	(117)
Balance as of December 31, 2013	572	(482)	2,271	(811)	—	—	—	—	1,550
Amortization	—	(82)	—	(200)	—	—	—	—	(282)
Cumulative translation adjustment	(61)	53	(96)	47	—	—	—	—	(57)
Balance as of December 31, 2014	$511	$(511)	$2,175	$(964)	$—	$—	$—	$—	$1,211
Weighted average estimated useful lives in years			11.1

* Accumulated amortization

** Results for the PM segment are included in “Other” in Segment Reporting (see Note 18).

The composition of intangibles in each of the Company’s segments are as follows:

Segment	Type of Intangible
Energy & Security Sonar Solutions	Naval technologies
GridSense	Software and customer relationships
M2M	Technologies, customer relationships and non-compete agreements
PM**	Technologies and customer relationships

** Results for the PM segment are included in "Other" in Segment Reporting (see Note 18).

During 2013, a customer with whom OmniMetrix had a significant on-going relationship indicated that they would be disconnecting all of their power generator monitoring units over a period of time. Accordingly, the Company recorded an impairment of the customer relationship intangible asset associated with that customer in its M2M segment of $1,116.

In 2013, OmniMetrix’s potential customers’ adoption of its business model was found to be far slower than anticipated. The goodwill impairment analysis performed also indicated that the acquired intangible assets (technologies, customer relationships and non-compete agreements) were also impaired based on Level 3 inputs. Accordingly, the Company recorded impairment charges of $2,708 and $977 associated with its M2M and PM segments, respectively.

Amortization in respect of intangible assets amounted to $699 and $282 for 2013 and 2014, respectively.

Amortization expense with respect to intangible assets is estimated to be $191 for each of the years ending December 31, 2015 through 2019.

NOTE 10—BANK DEBT AND OTHER DEBT

(a) Lines of credit

The Company's DSIT subsidiary has lines-of-credit of approximately $2,200 from two Israeli banks (approximately $550 at one bank and $1,650 at the second), $2,169 of which was being used at December 31, 2014. The lines-of-credit are subject to certain financial covenants. DSIT was in compliance with its financial covenants at December 31, 2014. The line-of-credit at one bank expires in December 2015 and the line at the second bank has no defined expiration date. The lines-of-credit are denominated in NIS and bear interest at a weighted average rate of 3.6% per annum. The interest rate of one of the lines is linked to the Israeli prime rate. The Israeli prime rate as of December 31, 2014 was 1.75% (December 31, 2013, 2.5%).

With respect to DSIT’s lines-of-credit, liens in favor of the Israeli banks were placed on DSIT’s assets. In addition, Acorn has guaranteed DSIT’s line-of-credit.

In addition, to the above lines-of-credit, in December 2014, DSIT entered in an agreement with another bank to allow DSIT to borrow against certain accounts receivable balances at an interest equal to the Israeli prime rate plus 1.8%. At December 31, 2014, DSIT had borrowed $262 against certain accounts receivable balances.

The Company's GridSense subsidiary has a line-of-credit of $1,500 (subject to a calculated borrowing base) from a local bank of which $1,480 was being used at December 31, 2014 ($958 at December 31, 2013). The line-of-credit is subject to certain covenants and expires on June 29, 2015. The Company has guaranteed to the bank amounts outstanding under the GridSense line-of-credit, and is currently not in compliance with the financial covenants under the guaranty. The Company is currently negotiating with the bank regarding terms of repayment of GridSense’s outstanding debt under the line-of-credit. Advances from the line-of-credit bear interest at a variable annual interest rate equal to the greater of 3.25% above the Prime Rate in effect (3.25% at December 31, 2013 and 2014) or 6.50%.

In addition, to the line-of-credit, the bank agreed to allow GridSense to borrow against 80% of certain accounts receivable balances up to an additional $750 for a period of one year (to July 16, 2015). At December 31, 2014, GridSense was utilizing approximately $379 of its accounts receivable line.

GridSense has granted a lien to its bank on substantially all of its assets other than intellectual property. GridSense has further promised not to grant a lien on their intellectual property to any other party, nor commit to any such party to abstain from giving a lien.

The Company's USSI subsidiary had a line-of-credit of $1,500 from a local bank of which $1,460 was being used at December 31, 2014. The line-of-credit expired on January 20, 2015 and the balance is currently due (See Note 21). Advances from the line-of-credit bear interest at a variable annual interest rate equal to the greater of 1.0% above the Prime Rate in effect (3.25% at December 31, 2013 and 2014) or 6.50%. USSI has granted a lien to its bank on substantially all of its assets including intellectual property. The Company has not guaranteed the line-of-credit. Amounts with respect to USSI are included in Current liabilities of discontinued operations (see Notes 3 and 21).

(b) Bank Debt

In December 2009, the Company’s DSIT subsidiary took a loan from an Israeli bank in the amount of $530. The loan was denominated in NIS and bore interest at the rate of the Israeli prime rate per annum plus 0.9%. The loan balance of $143 was repaid in full during 2013.

In July 2014, DSIT took a loan from one of its banks. The loan was for NIS 1,000 (approximately $292 at the then exchange rate) and is to be repaid over a period of two years with monthly payments of approximately $11. The loan principal is linked to the Israeli CPI and bears interest at 1.0% per annum. Amounts with respect to DSIT are included in Short-term bank credit and current maturities of long-term bank debt ($129) and Other long-term liabilities ($76).

NOTE 11—OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of December 31,
	2013	2014
Accrued expenses	$2,166	$2,519
Taxes	504	117
Warranty provision	178	222
Restructuring liabilities	137	82
Other	151	88
	$3,136	$3,028

NOTE 12—ACCRUED SEVERANCE, SEVERANCE ASSETS AND RETIREMENT PLANS

(a) Accrued Severance and Severance Assets

(i) Israeli labor law and certain employee contracts generally require payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company has recorded under liability for employee termination benefits the amount that would be paid if all its Israeli employees were dismissed at the balance sheet date, on an undiscounted basis, in accordance with Israeli labor law. This liability is computed based upon the employee’s number of years of service and salary components, which in the opinion of management create entitlement to severance pay in accordance with labor agreements in force. The amounts due were determined based on the employees’ current salary rates and the number of service years that will be accumulated upon their retirement date. The non-current portion of the liability is reflected on the Company’s Consolidated Balance Sheets as Accrued severance while the current portion of the liability is reflected on the Company’s Consolidated Balance Sheets in Accrued payroll, payroll taxes and social benefits.

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

(ii) Severance pay contributions to dedicated funds amounted to $434 and $411 for the years ended December 31, 2013 and 2014, respectively.

(iii) The Company expects to contribute approximately $337 in respect of its severance pay obligations in the year ending December 31, 2015.

(iv) The table below provides a breakdown of the Company’s severance liability and severance assets as of December 31, 2013 and 2014.

	As of December 31,
	2013	2014

Current severance liability (included in Accrued payroll, payroll taxes and social benefits)	$151	$200
Non-current severance liability	4,973	4,594
Total severance liability	$5,124	$4,794

Amount of the total severance liability with respect to employees reaching legal retirement age in Israel in the next 10 years	$2,071	$1,588

Current severance assets (included in Other current assets)	$137	$203
Non-current severance assets	3,539	3,256
Total severance assets	$3,676	$3,459

Amount of the total severance assets with respect to employees reaching legal retirement age in Israel in the next 10 years	$1,265	$1,156

The timing of actual payment of the severance liability is uncertain as employees may continue to work beyond the legal retirement age. The liability has not been reduced to reflect any amounts already deposited in dedicated funds with respect to those employees, nor does it include future deposits.

(b) Defined Contribution Plans

The Company maintains a defined contribution plan for its U.S. salaried employees meeting age and service requirements, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes 3% of employees’ salaries for those meeting the age and service requirements. The expense related to the employer portion for the years ending December 31, 2013 and 2014 was $200 (including $81 related to discontinued operations) and $218 (including $125 related to discontinued operations), respectively.

The Company’s GridSense subsidiary in Australia administers a statutory retirement benefit plan. The Company is required to contribute a minimum of 9% of an employee’s base salary into a registered superannuation fund. Company contributions were approximately $92 and $10 for the years ended December 31, 2013 and 2014, respectively.

NOTE 13—COMMITMENTS AND CONTINGENCIES

(a) Leases of Property and Equipment

Office rental and automobile leasing expenses for 2013 and 2014 were $1,239 and $1,103 respectively (includes $260 and $237 for discontinued operations for 2013 and 2014, respectively). The Company and its subsidiaries lease office space, cars and equipment under operating lease agreements. Those leases will expire on different dates from 2016 to 2020 for continuing operations and from 2016 to 2017 for discontinued operations. Future minimum lease payments on non-cancelable operating leases as of December 31, 2014 are as follows:

	Discontinued operations	Continuing operations	Total
Years ending December 31,
2015	$241	$786	$1,027
2016	184	292	476
2017	—	147	147
2018	—	107	107
2019	—	109	109
2020 and thereafter	—	27	27
	$425	$1,468	$1,893

Future minimum lease payments for discontinued operations have been accrued and are included in Other current liabilities in discontinued operations (see Note 3).

(b) Guarantees

The Company’s DSIT subsidiary provides various performance, advance and tender guarantees as required in the normal course of its operations. As at December 31, 2014, such guarantees totaled approximately $3,335, which are due to expire on different dates from 2015 to 2017. As a security for these guarantees, DSIT has deposited with Israeli banks $1,117 ($467 presented as current restricted deposits and $650 as non-current restricted deposits).

See Note 10(a) with respect to guarantees on the Company’s lines of credit.

(c) Royalties

(i) In June 2012, the Company's DSIT and USSI subsidiaries were awarded a joint $900 grant from the Israel-United States Binational Industrial Research and Development (“BIRD”) Foundation for the joint development of the next generation integrated passive/active threat detection system for underwater site protection. In September 2012, a Cooperation and Project Funding Agreement was signed between the companies and the BIRD Foundation which allowed for the commencement of the funding expected to take place over a 24 month period. DSIT anticipates receipt of a majority of the grant based on the expected allocation of project costs between DSIT and USSI. In both 2013 and 2014, the Company received $180 and $201, respectively, ($113 and $126, respectively, by DSIT and $67 and $75, respectively, by USSI) from the BIRD Foundation. Grant amounts from the BIRD Foundation are netted against research and development expense.

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

It is unclear at this time how the suspension of operations at USSI (see Notes 3 and 21) will impact BIRD funding of DSIT development costs or whether future BIRD funding on the development of PAUSS may be at risk.

(ii) In September 2013, DSIT and Ramot, the technology transfer company of Tel-Aviv University, were jointly awarded a grant from MEIMAD. MEIMAD is a collaborative program between the Israeli Ministry of Defense, the Office of the Chief Scientist at the Ministry of Economy and the Ministry of Finance, to jointly promote new ideas and technologies that can serve both commercial applications and military needs. The grant is for a 30-month project (16 months for the first stage and 14 months for the second stage) for the joint development of a next generation Fiber-Optic Based Perimeter Security System Interrogator. The total amount of the grant is approximately $325 for the two stages of the project representing a 50% participation in DSIT's expenses. Through December 31, 2014, DSIT has received approximately $275 of this grant.

In July 2014, DSIT received approval for a new grant from MEIMAD. This grant is for the development of a fiber optic sensing system to be used in structural health monitoring of airborne structures (such as planes and Unmanned Aerial Vehicles (UAV's)). The total grant expected to be received is approximately $245 over a two-year period representing a 50% participation in DSIT's expenses. DSIT has not yet received any funds from this grant.

Grants from MEIMAD are subject to repayment by way of royalties based on 5% of gross sales of the commercialized product, if any.

(iii) GridSense is required to pay a royalty on any project sale of a particular product of not less than $100 to two employees. The royalty rate is on a sliding scale from 1.5% to 6.0%. The royalty amount for the years ended December 31, 2013 and 2014 was $25 and $0, respectively.

(iv) In April 2012, USSI and Northrop Grumman Guidance and Electronics Company, Inc. signed a license agreement involving several of Northrop Grumman’s fiber-optic technology patents. The license agreement calls for an initial payment of $150 and for a royalty payment of 10% of the net selling price of each unit of licensed products used or sold during the term of the agreement, subject to an annual minimum royalty of $50 for the first ten years of the license term. Future minimum royalty payments have been accrued and are included in Other current liabilities in discontinued operations (see Note 3).

NOTE 14—EQUITY

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

At December 31, 2014 the Company had issued and outstanding 26,475,591 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company. Holders of common stock do not have subscription, redemption, conversion or other preemptive rights. Holders of the common stock are entitled to elect all of the Directors on the Company’s Board. Holders of the common stock do not have cumulative voting rights, meaning that the holders of more than 50% of the common stock can elect all of the Company’s Directors. Except as otherwise required by Delaware General Corporation Law, all stockholder action is taken by vote of a majority of shares of common stock present at a meeting of stockholders at which a quorum (a majority of the issued and outstanding shares of common stock) is present in person or by proxy or by written consent pursuant to Delaware law (other than the election of Directors, who are elected by a plurality vote).

The Company is not authorized to issue preferred stock. Accordingly, no preferred stock is issued or outstanding.

(b) Capital Raise

On November 5, 2014, the Company closed on a private placement of unregistered shares of common stock and warrants to purchase common stock. The Company received gross proceeds of $4,500 ($4,007 net of transaction costs) and issued 4,285,714 unregistered shares of common stock at a price per share of $1.05 and warrants to purchase up to 2,142,857 shares of common stock at an exercise price of $1.30 per share. The warrants are non-exercisable for six months from the date of the closing and have a term of five years, six months. At the closing, pursuant to the terms of the Placement Agent Agreement, in addition to its cash fee (included in the transaction costs), the placement agent received warrants to purchase 214,285 shares of the Company’s common stock at an exercise price of $1.26 per share. The placement agent’s warrants are non-exercisable for six months from the date of the closing and have a term of five years.

Following the November 2014 private placement (noted above), the Company no longer had sufficient authorized shares to satisfy outstanding warrants and option agreements if all such agreements were to be exercised. Accordingly, the Company recognized this as a derivative liability and recorded such liability ($50) using the Black-Scholes valuation method to estimate the fair value of the derivative liability. The Company used a weighted average risk free interest rate of 1.1%, an expected life of 3.3 years, an annual volatility of 70% and no dividends to determine the value of the derivative liability.

On October, 17, 2013, the Company closed on a public offering of 3,508,771 shares of its common stock at $2.85 per share for gross proceeds to the Company of $10,000. The Company received net proceeds of $9,134 after deducting discounts and commissions to the underwriters and offering expenses. In connection with the Underwriting Agreement, the Company also issued a warrant to the underwriters to acquire 228,070 shares of common stock at $3.14 per share which shall be exercisable for five years (see Note 14(j)).

On October, 23, 2013, the Company closed on a sale of 526,316 shares of its common stock following the full exercise of the over-allotment option granted to the underwriters at $2.85 per share for gross proceeds to the Company of $1,500. The Company received net proceeds of $1,370 after deducting discounts and commissions to the underwriters and offering expenses. In connection with the over-allotment closing, the Company also issued a warrant to the underwriters to acquire 34,211 shares of common stock at $3.14 per share which shall be exercisable for five years (see Note 14(j)). In addition to the abovementioned commissions to underwriters and offering expenses, the Company incurred an additional $129 of other expenses in connection with the two closings.

(c) Dividend Reinvestment Plan

On August 15, 2012, the Company announced that it was offering its stockholders an opportunity to participate in a Dividend Reinvestment Plan (“DRIP “). The Company offered up to 600,000 shares of its common stock for purchase under the DRIP. The DRIP provided participants the ability to invest all or a portion of cash dividends on their Acorn shares in additional shares of the Company’s common stock. The Company issued the shares under the DRIP directly at a 5% discount from the market price. The DRIP was administered by the Company’s stock transfer agent. During the period from January 2013 through March 2013 (when the Company suspended dividend payments), it issued an additional 18,976 shares of common stock under the DRIP (see Note 14(d)). The DRIP is no longer in effect.

(d) Dividends

In October 2011, the Board of Directors of the Company approved the payment of a quarterly dividend of $0.035 per share. The Company suspended this policy after its March 2013 dividend payment and does not presently intend to pay dividends to stockholders in the foreseeable future. Dividends paid in 2013 were as follows:

Period	Regular dividend per share	Special dividend per share	Total dividend paid per share	Dividend paid in cash	Value of dividend paid in shares under the DRIP	Total dividend paid	Value of share discount under the DRIP	Number of shares granted under the DRIP
First quarter 2013	$0.035	$—	$0.035	$517	$117	$634	$6	18,976
Year ended December 31, 2013	$0.035	$—	$0.035	$517	$117	$634	$6	18,976

(e) Summary Employee Option Information

The Company’s stock option plans provide for the grant to officers, directors and other key employees of options to purchase shares of common stock. The purchase price may be paid in cash or at the end of the option term, if the option is “in-the-money”, it is automatically exercised “net”. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee, but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable to one share of the Company’s common stock. Most options expire within five to ten years from the date of the grant, and generally vest over three year period from the date of the grant. At the annual meeting of stockholders on September 11, 2012, the Company’s stockholders approved an Amendment to the Company’s 2006 Stock Incentive Plan to increase the number of available shares by 1,000,000 and an Amendment to the Company’s 2006 Stock Incentive Plan for Non-Employee Directors to increase the number of available shares by 200,000. At December 31, 2014, 1,122,072 options were available for grant under the 2006 Amended and Restated Stock Incentive Plan and 55,140 options were available for grant under the 2006 Director Plan. In 2013, all options granted to non-employees were from the 2006 Amended and Restated Stock Incentive Plan which permits grants to non-employees. In 2014, there were no grants to non-employees.

The Company did not receive any proceeds in connection with stock option exercises during the years ended December 31, 2013 and 2014 as all exercises during those years were “net” exercises. The intrinsic value of options exercised in 2013 and 2014 were $144 and $123, respectively. The intrinsic value of options outstanding and of options exercisable at December 31, 2014 was $0 and $0, respectively.

Option grants to directors and officers for the years ended December 31, 2013 and 2014 can be found below:

	2013		2014
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options granted to - directors and officers during the year	*201,095	5.98	634,103	$2.12
Exercised by directors and officers during the year	30,316	3.30	33,938	2.51
Forfeited by directors and officers during the year	125,518	4.11	191,062	3.90
Number of options held by directors and officers at year end	1,179,658	5.30	1,535,428	4.24

* Includes 25,000 options granted to a director of USSI.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2013	2014
Risk-free interest rate	1.8%	2.1%
Expected term of options, in years	6.7	7.0
Expected annual volatility	59%	64%
Expected dividend yield	0.2%	—%
Determined weighted average grant date fair value per option	$3.36	$1.36

The expected term of the options is the length of time until the expected date of exercising the options. With respect to determining expected exercise behavior, the Company has grouped its option grants into certain groups in order to track exercise behavior and establish historical rates. The Company estimated volatility by considering historical stock volatility over the expected term of the option. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. The Company expects no dividends to be paid. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the years ended December 31, 2013 and 2014. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

In the years ended December 31, 2013 and 2014, the Company included $42 and $37 respectively, of stock-based compensation expense in selling, general and administrative expense in its Consolidated Statements of Operations with respect to options granted to non-employees.

(g) Summary Employee and Non-Employee Option Information

A summary of the Company’s option plans as of December 31, 2013 and 2014, as well as changes during each of the years then ended, is presented below:

	2013		2014
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	1,311,397	$5.20	1,401,658	$5.49
Granted at market price	246,095	6.06	664,103	2.14
Exercised *	(30,316)	3.30	(33,938)	2.51
Forfeited or expired	(125,518)	4.11	(219,395)	3.96
Outstanding at end of year	1,401,658	5.49	1,812,428	4.51
Exercisable at end of year	1,029,507	$5.06	1,128,434	$5.56

* All shares issued in connection with option exercises were newly issued shares.

The breakdown of option exercises between cashless net exercises and cash exercises is as follows the years ended December 31, 2013 and 2014:

	Shares granted in net exercise of options	Options forfeited in net exercise of options	Total net exercise options	Weighted average exercise price for net exercise options	Options exercised for cash	Weighted average exercise price for options exercised for cash
Year ended December 31, 2013	30,316	102,184	132,500	$3.30	—	—
Year ended December 31, 2014	33,938	76,062	110,000	$2.51	—	—

Summary information regarding the options outstanding and exercisable at December 31, 2014 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$0.97 – $2.56	560,615	6.3	$1.64	65,500	$2.35
$3.51 – $5.00	426,264	4.5	$4.19	336,388	$4.24
$5.05 – $5.91	332,500	3.3	$5.22	332,500	$5.22
$6.31 – $7.57	329,690	5.2	$6.87	264,021	$6.86
$7.60 – $11.42	163,359	4.8	$8.82	130,025	$8.78
	1,812,428			1,128,434

Stock-based compensation expense included in the Company’s Statements of Operations was:

	Year ended December 31,
	2013	2014
Research and development expense	$—	$35
Selling, general and administrative expense	927	830
Total	$927	$865

As of December 31, 2014, the total compensation cost related to non-vested awards not yet recognized was approximately $622 which the Company expects to recognize over a weighted-average period of approximately 1.4 years.

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

A summary status of the DSIT Plan as of December 31, 2013 and 2014, as well as changes during the years then ended, is presented below:

	2013			2014
	Number of Options (in shares)		Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	238,764		$1.69	243,924	$1.78
Granted at fair value	6,700	*	$2.70	—	$—
Exercised	—		$—	—	$—
Forfeited	(1,540	)*	$2.70	(4,500)	$2.41
Outstanding at end of year	243,924		$1.78	239,424	$1.67
Exercisable at end of year	101,904		$1.51	101,904	$1.45

* The weighted average exercise price of these grants and forfeitures are NIS 9.38 translated to US dollars using the year end exchange rates (NIS 3.47 and NIS 3.89 for the years ended December 31, 2013 and 2014, respectively)

In 2013, DSIT granted options to purchase 6,700 of its ordinary shares to an employee of DSIT at an exercise price of NIS 9.38 per share and exercisable for a period of approximately 5.1 years.

On July 1, 2013, DSIT modified the vesting terms of all options granted such that options would vest either upon the occurrence of an initial public offering of DSIT or a merger, acquisition, reorganization, consolidation or similar transaction involving DSIT or upon the grantee achieving 25 years of service with DSIT. As a result of the modified vesting terms, DSIT recorded stock-based compensation expense of $160 ($44 in Cost of sales and $116 is Selling, general and administrative expense) during the year ended December 31, 2013. During the year ended December 31, 2014, DSIT recorded stock-based compensation expense of $2 in Cost of sales.

Summary information regarding the options under the Plan outstanding and exercisable at December 31, 2014 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$1.05 – $1.26	147,770	3.6	$1.18	81,068	$1.20
$2.41	91,654	3.6	$2.41	20,836	$2.41
	239,424		$1.67	101,904	$1.45

If all the options in the DSIT Plan are exercised, the Company’s holdings in DSIT will be diluted from 88.3% to approximately 77.4% on an as converted basis (see Note 4(b)).

(i) USSI Stock Option Plan

In connection with the USSI Purchase Agreement, the Company established a 2012 Stock Plan (the “USSI 2012 Stock Option Plan” or the “Plan”) under which key employees, directors and consultants of USSI may receive options to purchase up to an aggregate of 1,180,000 shares of USSI Common Stock on such terms as the Plan provides and as determined by USSI’s board of directors or by such committee designated by USSI’s board to administer the Plan, if any. USSI granted options to purchase 50,000 of its common shares in 2013 to senior management of USSI under the Plan. The options were granted with an exercise price of $1.72 per share based on a valuation performed by an independent third party and are exercisable for a period of seven years. The options vest over a three to four year period based on date of hire or other benchmark specified in the option agreement. Upon exercise of all the options in the Plan, the Company’s holdings in USSI will be diluted from 95.7% (on an as converted basis) to approximately 88.4% (see Note 4(a)). During the years ended December 31, 2013 and 2014, $133 and $79, respectively, was recorded as stock compensation expense in discontinued operations (see Notes 3 and 21) with respect to the abovementioned options ($41 and $26 in Research and development expenses, net and $92 and $53 in Selling, general and administrative expenses in 2013 and 2014, respectively). The purposes of the Plan for USSI are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to service providers and to promote the success of the business of USSI.

A summary status of the USSI 2012 Stock Option Plan as of December 31, 2013 and 2014, as well as changes during the years then ended, is presented below:

	2013			2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
	(in shares)		(in years)	(in shares)		(in years)
Outstanding at beginning of year	632,375	$1.72		636,375	1.72
Granted at fair value	50,000	1.72		—	—
Exercised	—	—		—	—
Forfeited	(46,000)	1.72		(277,687)	1.72
Outstanding at end of year	636,375	1.72	5.7	358,688	1.72	4.7
Exercisable at end of year	460,619	$1.72	5.7	312,126	1.72	4.7

All non-vested options will be forfeited following the termination of substantially all of USSI’s employees in the first quarter of 2015 (see Note 21).

(j) Warrants

The Company has issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	2013		2014
	Number of shares underlying warrants	Weighted Average Exercise Price	Number of shares underlying warrants	Weighted Average Exercise Price
Outstanding at beginning of year	28,750	$3.68	285,281	$3.18
Granted	262,281	3.14	2,357,142	1.30
Exercised	(5,750)	3.68	—	—
Forfeited or expired	—	—	—	—
Outstanding and exercisable at end of year	285,281	$3.18	2,642,423	$1.50

The warrants outstanding at December 31, 2014 have a weighted average remaining contractual life of 5.1 years.

The 2,142,847 warrants that were granted in connection with the November 2014 Capital Raise (see Note 14(b)) are exercisable for shares of the Company’s Common Stock. The warrants are non-exercisable for six months from the date of the closing and have a term of five years, six months and an exercise price of $1.30 per share. The Company allocated $1,018 to the value of the warrants based on a Black Scholes calculation using a five and a half year expected life, an annual volatility of 63%, a discount rate of 1.6% and no dividends. The value allocated to the warrants was offset against additional paid-in-capital.

In addition, the 214,285 warrants that were granted to the placement agent in connection with the November 2014 Capital Raise (see Note 14(b)) are exercisable for shares of the Company’s Common Stock. The placement agent's warrants are non-exercisable for six months from the date of the closing and have a term of five years and an exercise price of $1.26 per share. The Company allocated $97 to the value of the warrants based on a Black Scholes calculation using a five year expected life, an annual volatility of 62%, a discount rate of 1.6% and no dividends. The value allocated to the warrants was offset against additional paid-in-capital.

The 262,281 warrants that were granted in connection with the October 2013 Capital Raises (see Note 14(b)) are exercisable for shares of the Company’s Common Stock for five years at an exercise price of $3.14 per share. The Company allocated $482 to the value of the warrants based on a Black Scholes calculation using a five year expected life, an annual volatility of 62%, a discount rate of 1.4% and no dividends. The value allocated to the warrants was offset against additional paid-in-capital.

During the years ended December 31, 2013 the Company did not receive any proceeds from the exercise of warrants. During the year ended December 31, 2013, 2,954 warrants were exercised and 2,796 warrants were forfeited in connection with the cashless net exercise of 5,750 warrants at a weighted average exercise price of $3.68 per share. No warrants were exercised in 2014.

NOTE 15—FINANCE INCOME (EXPENSE), NET

Finance income (expense), net consists of the following:

	Year ended December 31,
	2013	2014
Interest income	$47	$19
Interest expense	(67)	(196)
Exchange gain (loss), net	182	48
	$162	$(129)

NOTE 16—INCOME TAXES

(a) Composition of loss from continuing operations before income taxes is as follows:

	Year ended December 31,
	2013	2014
Domestic	$(19,710)	$(8,204)
Foreign	(1,476)	(2,091)
	$(21,186)	$(10,295)

Income tax expense (benefit) consists of the following:

	Year ended December 31,
	2013	2014
Current:
Federal	$—	$—
State and local	2	1
Foreign	—	120
	2	121
Deferred:
Federal	—	—
State and local	—	—
Foreign	154	43
	154	43
Total income tax expense	$156	$164

(b) Effective Income Tax Rates

Set forth below is reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year ended December 31,
	2013	2014
Statutory Federal rates	34%	34%
Increase (decrease) in income tax rate resulting from:
Tax on foreign activities	3	8
Other, net (primarily permanent differences)	(2)	(4)
Valuation allowance	(36)	(40)
Effective income tax rates	(1)%	(2)%

(c) Analysis of Deferred Tax Assets and (Liabilities)

	As of December 31,
	2013	2014
Deferred tax assets consist of the following:
Employee benefits and deferred compensation	$1,679	$1,999
Asset impairments	2,693	5,868
Other temporary differences	262	569
Net operating loss carryforwards	9,713	18,172
	14,347	26,608
Valuation allowance	(13,758)	(26,121)
Net deferred tax assets	$589	$487

Valuation allowances relate principally net operating loss carryforwards related to the Company’s consolidated tax losses as well as state tax losses related the Company’s GridSense and OmniMetrix subsidiaries and book-tax differences related asset impairments and stock compensation expense of the Company. During the year ended December 31, 2014, the valuation allowance increased by $12,363. The increase in the valuation allowance in 2014 was primarily attributable to the net losses recorded in the Company’s U.S. operations.

Deferred tax assets relate to primarily to employee benefits and other temporary differences at the Company’s DSIT subsidiary. Such assets are included in Other current assets ($138 and $192 at December 31, 2013 and 2014, respectively) and Other assets ($451 and $295 at December 31, 2013 and 2014, respectively).

(d) Summary of Tax Loss Carryforwards

As of December 31, 2014, the Company had various net operating loss carryforwards expiring as follows:

Expiration	Federal*	State	Foreign
2022-2034	$48,255	$20,854	$—
Unlimited	—	—	508
Total	$48,255	$20,854	$508

* The utilization of a portion of these net operating loss carryforwards is limited to a total of approximately $73 per year due to limits on utilizing the acquired net operating loss carryforwards under Internal Revenue Service regulations following a change in control.

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

(f) Taxation in Israel

The income of DSIT is taxed at regular rates. On August 5, 2013, the Law for Changes in National Priorities (Legislative Amendments for Achieving Budget Objectives in the Years 2013 and 2014) - 2013 was published in the Official Gazette, by which the corporate tax rate was raised by 1.5% to a rate of 26.5% for the 2013 calendar year.

Effective January 1, 2014, DSIT expects to be able to file its tax returns in Israel as a “Preferred Enterprise”. As a Preferred Enterprise, DSIT’s corporate income tax rate for 2014 (and beyond) will be 16%.

(g) Taxation in Australia

The income of the Company’s GridSense subsidiaries is taxed on their worldwide taxable income at the general corporate tax rate which currently stands at 30%. During 2014, the Company effectively shut-down its Australian operations and only has minimal residual activities in Australia. See Note 5.

(h) Uncertain Tax Positions (UTP)

As of December 31, 2013 and 2014, no interest or penalties were accrued on the balance sheet related to UTP.

During the years ending December 31, 2013 and 2014, the Company had no changes in unrecognized tax benefits or associated interest and penalties as a result of tax positions made during the current or prior periods with respect to its continuing or discontinued operations.

The Company is subject to U.S. Federal and state income tax, Australian income tax and Israeli income tax. As of January 1, 2015, the Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2011, for years before 2010 for state income taxes, before 2010 for Israeli income taxes and before 2011 for Australian taxes. During 2014, the Company’s U.S. Federal income tax returns for the years ended December 31, 2011 through December 31, 2012 were examined by the IRS. No material adjustments were made by the IRS in the course of their audit.

NOTE 17—RELATED PARTY BALANCES AND TRANSACTIONS

(a) The Company paid consulting and other fees to directors of $266 and $122 for each of the years ended December 31, 2013 and 2014, respectively, all of which are included in Selling, general and administrative expenses.

(b) The Company recorded legal fees for services rendered and out-of-pocket disbursements to a firm in which a principal is the son-in-law of one of the Company’s former Directors, of approximately $199 and $280 for the years ended December 31, 2013 and 2014, respectively. No amounts were owed to this firm as of December 31, 2013 and $115 was owed at December 31, 2014.

(c) Effective January 2013, OmniMetrix hired Chris Gropp as its Chief Information Officer, at an annual salary of $185 plus customary benefits afforded other OmniMetrix senior employees. Mr. Gropp also received a signing bonus of $25. Mr. Gropp was selected for his position by OmniMetrix’s President and CEO based upon his qualifications and interview results following a competitive recruitment process. His appointment was also ratified in February, 2013 by the OmniMetrix Board of Managers. Mr. Gropp is the brother-in-law of the Company’s CEO, John Moore. Mr. Gropp’s salary in 2014 was $185.

See Note 14(e) for information related to options and stock awards to directors and officers.

NOTE 18—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a) General Information

As of December 31, 2014, the Company’s operations are based upon three operating segments:

●	Energy & Security Sonar Solutions. We provide sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other advanced acoustic systems and real-time embedded hardware and software development and production through our DSIT Solutions Ltd. (“DSIT”) subsidiary.

●	Smart Grid Distribution Automation. These products and services are provided by our GridSenseTM subsidiaries (GridSense Inc. in the United States and GridSense Pty Ltd. and CHK GridSense Pty Ltd. in Australia - collectively “GridSense”) which develop, market and sell remote monitoring and control systems to electric utilities and industrial facilities worldwide.

●	Machine-to-Machine Critical Asset Monitoring & Control (“M2M”) (formerly Power Generation Monitoring). The M2M segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. These activities are performed through the Company’s OmniMetrix subsidiary.

During 2014, each of the abovementioned activities represented a reportable segment. In addition, our “Other” segment represents certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities performed by our DSIT subsidiary as well as PM activities (for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies) in our OmniMetrix subsidiary, that do not meet the quantitative thresholds and which may be combined for reporting under applicable accounting principles.

The Company’s reportable segments are strategic business units, offering different products and services and are managed separately as each business requires different technology and marketing strategies. Similar operating segments are aggregated into one reportable segment.

Previously, the Company reported USSI’s activities in its Oil and Gas Sensor Systems segment which developed and produced fiber optic sensing systems for the energy and security markets. With the suspension of operations at USSI (see Notes 3 and 21), its activities are reflected as discontinued operations.

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

The following tables represent segmented data for the years ended December 31, 2014 and 2013:

	Energy & Security Sonar Solutions	GridSense	M2M	Other	Total
Year ended December 31, 2014:
Revenues from external customers	$11,200	$4,493	$2,174	$1,693	$19,560
Intersegment revenues	—	—	—	—	—
Segment gross profit	3,272	1,297	1,182	888	6,638
Impairment of goodwill and intangibles	—	1,773	—	—	1,773
Restructuring and related charges	—	198	76	20	294
Depreciation and amortization	287	242	69	48	646
Segment income (loss) before income taxes	(414)	(4,831)	(1,698)	99	(6,844)
Segment assets	12,118	3,680	1,663	797	18,258
Expenditures for segment assets	278	6	—	44	328

Year ended December 31, 2013:
Revenues from external customers	11,815	5,026	1,671	1,776	20,288
Intersegment revenues	—	—	—	—	—
Segment gross profit	3,817	1,828	867	991	7,503
Impairment of goodwill and intangibles	—	—	5,341	1,390	6,731
Restructuring and related charges	—	594	—	—	594
Depreciation and amortization	247	342	336	128	1,053
Segment loss before income taxes	(243)	(4,336)	(9,492)	(2,046)	(16,117)
Segment assets	11,219	6,400	2,300	870	20,789
Expenditures for segment assets	333	14	750	295	1,392

(c) The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended and as of December 31, 2013 and 2014:

	Year ended December 31,
	2013	2014
Total net loss before income taxes for reportable segments	$(14,071)	$(6,943)
Other operational segment net income (loss) before income taxes	(2,046)	99
Segment loss before income taxes	(16,117)	(6,844)
Unallocated net income (cost) of DSIT headquarters	(53)	109
Unallocated net cost of corporate headquarters*	(5,016)	(3,560)
Consolidated net loss before taxes on income	$(21,186)	$(10,295)

* Includes $926 and $830 of stock compensation expense for the years ending December 31, 2013 and 2014, respectively.

	As of December 31,
	2013	2014
Assets:
Total assets for reportable segments	$20,789	$18,258
Assets of discontinued operations	8,081	143
Unallocated assets of DSIT headquarters	5,519	5,897
Unallocated assets of OmniMetrix headquarters	640	507
Assets of corporate headquarters *	15,927	4,738
Total consolidated assets	$50,956	$29,543

* Includes $15,829 and $4,672 of unrestricted cash at December 31, 2013 and 2014, respectively.

	Segment Totals	Adjustments	Consolidated Totals
Other Significant Items
Year ended December 31, 2014
Depreciation and amortization	$646	$2	$648
Expenditures for assets	328	65	393
Year ended December 31, 2013
Depreciation and amortization	$1,053	$19	$1,072
Expenditures for assets*	1,392	76	1,468

Other reconciling items are primarily unallocated DSIT and corporate headquarters data which are not included in the segment information. None of the other adjustments are significant.

	Year ended December 31,
	2013	2014
Revenues based on location of customer:
United States	$4,460	$5,279
Israel	8,164	7,155
Asia	5,908	4,406
Oceania	1,589	1,725
Other	167	995
	$20,288	$19,560

	December 31,
	2013	2014
Long-lived assets located in the following countries:
United States	$564	$442
Israel	582	638
	$1,146	$1,080

(d) Revenues from Major Customers

		Consolidated Revenues
		2013		2014
Customer	Segment	Revenues	% of Total Revenues	Revenues	% of Total Revenues
A	Energy & Security Sonar Solutions	$2,336	12%	$284	1%
B	Energy & Security Sonar Solutions	$2,948	15%	$1,940	10%
C	Energy & Security Sonar Solutions	$1,077	5%	$3,997	20%
D	Energy & Security Sonar Solutions	$992	5%	$1,848	9%

NOTE 19—FINANCIAL INSTRUMENTS

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments.

NOTE 20—FAIR VALUE MEASUREMENTS

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at December 31, 2014
	Level 1	Level 2	Level 3	Total
Restricted deposits – current and non-current	$1,117	$—	$—	$1,117
Derivative assets (liabilities)	5	—	(50)	(45)
Total	$1,122	$—	$(50)	$1,072

	As at December 31, 2013
	Level 1	Level 2	Level 3	Total
Restricted deposits – current and non-current	$306	$—	$—	$306
Derivative assets (liabilities)	—	—	—	—
Total	$306	$—	$—	$306

Derivative assets are forward contracts for the purchase of NIS for which market prices are readily available. Unrealized gains or losses from forward contracts are recorded in Finance income (expense), net.

Derivative liabilities are with respect to the fair value of the liability of stock options and warrants outstanding in excess of the Company’s authorized shares. See Note 14(b).

NOTE 21—SUBSEQUENT EVENTS

Suspension of operations at USSI

In March 2015, the Company announced that it has stopped funding USSI and that USSI has suspended operations and terminated substantially all employees. During the period from January 1, 2015 to March 31, 2015, the Company provided $1,325 of funding to USSI. The Company intends to sell USSI’s assets and is exploring ways to maximize value for USSI’s creditors and other stakeholders. The decision, which followed efforts to raise strategic outside capital and/or find an oil field service partner were unsuccessful, was influenced by the catastrophic market conditions for oil field services in general and specifically the microseismic monitoring market. USSI expects that most of the proceeds from any sale of its assets will be used to pay creditors. It is uncertain whether there will be any proceeds available to Acorn or other USSI shareholders.

The Company has recorded write offs in its 2014 financial statement of substantially all USSI assets at the end of December 2014, including write offs of approximately $4,935 of inventory, $3,436 of goodwill and intangibles and $969 of fixed assets. See Note 3.

USSI has granted a lien to its bank on substantially all of its assets including intellectual property. The debt under the line-of-credit due to the bank ($1,460) has matured, is currently due and is bearing interest at the default rate of 5% per annum. The Company has not guaranteed the line-of-credit. The Company is currently in discussions with the bank regarding a forbearance agreement that would allow it to sell the USSI assets for the benefit of all stakeholders. The Company has no assurance that it will be able to successfully reach a forbearance agreement with the bank or ultimately sell the USSI assets for any material amounts.

Non-compliance with financial covenants

Acorn is not in compliance with the financial covenants under its guaranty of GridSense’s line-of-credit. As a result of this default, the debt of $1,480 is due on the bank’s demand. Acorn is currently negotiating with the bank regarding terms of repayment.

Notice of failure to satisfy a listing rule

On January 13, 2015, the Company received a letter from the Nasdaq Listings Qualification Staff stating that it was not in compliance with the continued listing requirements of The Nasdaq Global Market because the bid price of its common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days.

In accordance with Nasdaq rules, the Company was provided a period of 180 calendar days, or until July 13, 2015, to regain compliance. The Company will regain compliance if at any time before July 13, 2015, the bid price of its common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. In the event the Company does not regain compliance, it may be eligible for an additional 180-days if it drops its listing down to the Nasdaq Capital Market.

