Form 10-Q
period 2015-03-31
ACORN ENERGY, INC.
filed 2015-05-15
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission file number: 0-19771

ACORN ENERGY, INC.

(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2786081 (I.R.S. Employer Identification No.)

3844 Kennett Pike, Wilmington, Delaware (Address of principal executive offices)	19807 (Zip Code)

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

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [  ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2015
Common Stock, $0.01 par value per share	26,475,591

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2015

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

PART I

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31, 2014	As of March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$4,821	$2,099
Restricted deposits	467	457
Accounts receivable, net of provisions for doubtful accounts of $143 at December 31, 2014 and March 31, 2015	4,902	5,335
Unbilled revenue	7,890	7,685
Inventory	1,374	1,330
Other current assets	1,813	1,877
Current assets – discontinued operations	143	141
Total current assets	21,410	18,924
Property and equipment, net	1,080	1,101
Severance assets	3,256	3,261
Restricted deposits	650	656
Intangible assets, net	1,211	1,127
Goodwill	1,031	1,019
Other assets	905	811
Total assets	$29,543	$26,899
LIABILITIES AND EQUITY
Current liabilities:
Short-term bank credit and current maturities of long-term debt	$4,419	$4,528
Accounts payable	2,187	2,511
Accrued payroll, payroll taxes and social benefits	1,584	1,642
Deferred revenue	1,634	1,177
Other current liabilities	3,028	3,518
Current liabilities – discontinued operations	4,693	4,372
Total current liabilities	17,545	17,748
Long-term liabilities:
Accrued severance	4,594	4,590
Other long-term liabilities	1,011	956
Total long-term liabilities	5,605	5,546
Commitments and contingencies
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 30,000,000 shares; Issued –27,277,511 shares at December 31, 2014 and March 31, 2015	272	272
Additional paid-in capital	97,607	97,815
Warrants	1,641	1,641
Accumulated deficit	(86,592)	(89,361)
Treasury stock, at cost – 801,920 shares at December 31, 2014 and March 31, 2015	(3,036)	(3,036)
Accumulated other comprehensive loss	(212)	(282)
Total Acorn Energy, Inc. shareholders’ equity	9,680	7,049
Non-controlling interests	(3,287)	(3,444)
Total equity	6,393	3,605
Total liabilities and equity	$29,543	$26,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended March 31,
	2014	2015
Revenues:
Projects	$2,792	$2,966
Products	1,203	1,133
Services	459	519
Total revenues	4,454	4,618
Cost of sales:
Projects	1,960	2,179
Products	951	800
Services	113	120
Total cost of sales	3,024	3,099
Gross profit	1,430	1,519
Operating expenses:
Research and development expenses, net of credits	727	565
Selling, general and administrative expenses	3,318	2,781
Total operating expenses	4,045	3,346
Operating loss	(2,615)	(1,827)
Finance income (expense), net	(59)	12
Loss before income taxes	(2,674)	(1,815)
Income tax benefit	55	33
Net loss from continuing operations	(2,619)	(1,782)
Loss from discontinued operations, net of income taxes	(1,956)	(1,152)
Net loss	(4,575)	(2,934)
Non-controlling interest share of net loss – continuing operations	25	20
Non-controlling interest share of net loss – discontinued operations	246	145
Net loss attributable to Acorn Energy, Inc. shareholders	$(4,304)	$(2,769)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
Continuing operations	$(0.11)	$(0.07)
Discontinued operations	(0.08)	(0.04)
Total attributable to Acorn Energy, Inc. shareholders	$(0.19)	$(0.11)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	22,171	26,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(IN THOUSANDS)

	Three months ended March 31,
	2014	2015

Net loss attributable to Acorn Energy, Inc. shareholders	$(4,304)	$(2,769)
Other comprehensive income (loss):
Foreign currency translation adjustments	78	(68)
Comprehensive loss	(4,226)	(2,837)
Comprehensive income attributable to non-controlling interests	2	(2)
Comprehensive loss attributable to Acorn Energy, Inc. shareholders	$(4,224)	$(2,839)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Acorn Energy, Inc. Shareholders’ Equity	Non-controlling interests	Total Equity
Balances as of December 31, 2014	27,278	$272	$97,607	$1,641	$(86,592)	$(3,036)	$(212)	$9,680	$(3,287)	$6,393
Net loss	—	—	—	—	(2,769)	—	—	(2,769)	(165)	(2,934)
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	(70)	(70)	2	(68)
Stock option compensation	—	—	208	—	—	—	—	208	—	208
Stock option compensation of subsidiaries	—	—	—	—	—	—	—	—	6	6
Balances as of March 31, 2015	27,278	$272	$97,815	$1,641	$(89,361)	$(3,036)	$(282)	$7,049	$(3,444)	$3,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Three months ended March 31,
	2014	2015
Cash flows used in operating activities:
Net loss	$(4,575)	$(2,934)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A)	3,398	1,826
Net cash used in operating activities – continuing operations	(1,177)	(1,108)
Net cash used in operating activities – discontinued operations	(2,604)	(1,430)
Net cash used in operating activities	(3,781)	(2,538)
Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	(206)	(80)
Restricted deposits	(590)	(98)
Release of restricted deposits	74	99
Amounts funded for severance assets	(33)	(91)
Net cash used in investing activities – continuing operations	(755)	(170)
Net cash used in investing activities – discontinued operations	(134)	—
Net cash used in investing activities	(889)	(170)
Cash flows provided by (used in) financing activities:
Short-term bank credit, net	342	112
Repayments of long-term debt	—	(32)
Net cash provided by financing activities – continuing operations	342	80
Net cash used in financing activities – discontinued operations	(130)	—
Net cash provided by financing activities	212	80

Effect of exchange rate changes on cash and cash equivalents	10	(59)

Net decrease in cash and cash equivalents	(4,448)	(2,687)
Cash and cash equivalents at the beginning of the year – discontinued operations	748	52
Cash and cash equivalents at the beginning of the year – continuing operations	16,531	4,821
Cash and cash equivalents at the end of the period – discontinued operations	$9	$87
Cash and cash equivalents at the end of the period – continuing operations	$12,822	$2,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

		Three months ended March 31,
		2014	2015
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Loss from discontinued operations	$1,956	$1,152
	Depreciation and amortization	195	132
	Increase in accrued severance	39	109
	Stock-based compensation	310	208
	Deferred taxes	(57)	(33)
	Other	(3)	10
	Change in operating assets and liabilities:
	Decrease (increase) in accounts receivable, unbilled revenue, other current and other assets	2,021	(184)
	Decrease in inventory	37	36
	Increase (decrease) in accounts payable, accrued payroll, payroll taxes and social benefits, deferred revenues, other current liabilities and other liabilities	(1,100)	396
		$3,398	$1,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All dollar amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the three month period ended March 31, 2014 to conform to the current period’s condensed consolidated financial statement presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

9

NOTE 2—RECENT AUTHORITATIVE GUIDANCE

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015, that are of material significance, or have potential material significance, to the Company.

NOTE 3—LIQUIDITY

The Company believes that it will have sufficient liquidity to finance its activities and the activities of GridSense and OmniMetrix over at least the next 12 months based upon its current cash balance and the support expected to be provided by DSIT. If the support expected to be provided by DSIT (up to $5,000 in 2015) is not available in sufficient amounts, Acorn may not be able to fund its own corporate activities and Acorn may not be able to fund GridSense and OmniMetrix as it has historically which could materially impact the carrying value of these subsidiaries and their ability to continue operations.

NOTE 4—Discontinued Operations

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

Assets and liabilities related to the discontinued operations of USSI are as follows:

	As of
	December 31, 2014	March 31, 2015

Cash and cash equivalents	$52	$87
Other current assets	91	54
Total assets	$143	$141

Short-term bank credit	$1,460	$1,460
Accounts payable	1,006	1,001
Accrued payroll, payroll taxes and social benefits	346	90
Other current liabilities	1,881	1,821
Total liabilities	$4,693	$4,372

USSI has granted a lien to its bank on substantially all of its assets including intellectual property. The debt due to the bank under USSI’s line-of-credit ($1,460) has matured, is currently due and is bearing interest at the default rate of 11.5% per annum. The Company has not guaranteed the line-of-credit.

USSI’s losses for the three months ended March 31, 2014 and 2015 are included in “Loss from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Operations. Summarized financial information for USSI’s operations for the three months ended March 31, 2014 and 2015 are presented below:

	Three months ended March 31,
	2014	2015
Revenues	$—	$—
Gross profit	$(188)	$(90)

Net loss	$(1,956)	$(1,152)
Net loss attributable to non-controlling interests	246	145
Net loss attributable to Acorn Energy Inc.	$(1,710)	$(1,007)

NOTE 5—RESTRUCTURING AND RELATED CHARGES

(a) GridSense®

In 2013 and 2014, the Company’s GridSense segment restructured operations in both its U.S. and Australian entities. This action was taken primarily in order to improve efficiency based on GridSense’s revenue mix and skills mix. The restructurings included terminations of employees in both the United States and Australia and a shut-down of GridSense’s Australian offices in an effort to further reduce costs and streamline operations. GridSense continues to sell its current products in Australia and the surrounding areas through a network of distributors.

At December 31, 2014, $38 of the costs associated with employee severance and termination benefits charge remained unpaid. During the three months ended March 31, 2015, GridSense made no additional payments. The $38 of remaining accrued restructuring charge is expected to be paid in full by March 31, 2016. The balance is included in Other current liabilities in the Company’s condensed consolidated balance sheets.

(b) OmniMetrixTM

In 2013, OmniMetrix restructured its operations to better align expenses with revenues following a change in management. The restructuring involved employee severance and termination benefits as well as a charge for a significant reduction in the utilization of its leased facility in Buford and a write-down of a majority of the remaining book value of leasehold improvements associated with the leased facility. At December 31, 2014, $248 of lease payments associated with the reduced utilization of leased facilities remained unpaid. During the three months ended March 31, 2015, OmniMetrix paid $11 of this liability. The total remaining accrued restructuring balance of $237 is expected to be paid in full by December 31, 2019 and is included in Other current liabilities ($44) and Other liabilities ($193) in the Company’s condensed consolidated balance sheets.

13

NOTE 6—INVENTORY, NET

The composition of inventory is as follows:

	As of December 31, 2014	As of March 31, 2015
Raw materials	$682	$660
Work-in-process	275	406
Finished goods	417	264
	$1,374	$1,330

At December 31, 2014 and March 31, 2015, the Company’s inventory reserve was $319 and $302, respectively.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

(a) Goodwill

The changes in the carrying amounts of goodwill by segment from December 31, 2014 to March 31, 2015 were as follows:

	Energy & Security Sonar Solutions segment	GridSense segment	Total
Balance at December 31, 2014	$518	$513	$1,031
Translation adjustment	(12)	—	(12)
Balance at March 31, 2015	$506	$513	$1,019

(b) Intangibles

The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2014 to March 31, 2015 were as follows:

	Cost	Accumulated amortization	Total
Balance as of December 31, 2014	$2,175	$(964)	$1,211
Amortization	—	(47)	(47)
Cumulative translation adjustment	(74)	37	(37)
Balance as of March 31, 2015	$2,101	$(974)	$1,127

The Company’s intangibles are in its GridSense segment and include software, customer relationships and trade name. The weighted average estimated useful life of the intangibles is 11.1 years. Amortization expense for the three months ended March 31, 2014 and 2015 amounted to $70 and $47, respectively. Amortization expense with respect to intangible assets is estimated to be $185 for each of the years ending March 31, 2016 through 2020.

NOTE 8—EQUITY

(a) Acorn Stock Options

A summary of stock option activity for the three months ended March 31, 2015 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,812,428	$4.51
Granted	662,654	$0.77
Exercised	—	—
Forfeited or expired	(86,830)	$3.12
Outstanding at March 31, 2015	2,388,252	$3.52	5.8 years	$—
Exercisable at March 31, 2015	1,198,570	$5.28	3.8 years	$—

The fair value of the options granted ($0.52 per option during the three months ended March 31, 2015) was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.1%
Expected term of options	8.7 years
Expected annual volatility	63%
Expected dividend yield	—%

(b) Stock-based Compensation Expense

Stock-based compensation expense included in Selling, general and administrative expenses in the Company’s Condensed Statements of Operations for the three month periods ended March 31, 2014 and 2015 was $310 and $208, respectively. In addition, $32 and $6 was recorded in the Company’s USSI subsidiary included in Discontinued Operations for the three month periods ended March 31, 2014 and 2015, respectively. See Note 4.

(c) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2014	2,642,423	$1.50
Granted	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2015	2,642,423	$1.50	4.9 years

NOTE 9—FAIR VALUE MEASUREMENTS

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at March 31, 2015
	Level 1	Level 2	Level 3	Total
Restricted deposits – current and non-current	$1,113	$—	$—	$1,113
Derivative assets (liabilities)	2	—	(78)	(76)
Total	$1,115	$—	$(78)	$1,037

	As at December 31, 2014
	Level 1	Level 2	Level 3	Total
Restricted deposits – current and non-current	$1,117	$—	$—	$1,117
Derivative assets (liabilities)	5	—	(50)	(45)
Total	$1,122	$—	$(50)	$1,072

NOTE 10—SEGMENT REPORTING

The Company currently operates in three reportable operating segments:

●	Energy & Security Sonar Solutions. The Company provides sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other advanced acoustic systems and real-time embedded hardware and software development and production through its DSIT Solutions Ltd. (“DSIT”) subsidiary.

●	Smart Grid Distribution Automation. These products and services are provided by the Company’s GridSenseTM subsidiaries (GridSense Inc. in the United States and GridSense Pty Ltd. and CHK GridSense Pty Ltd. in Australia - collectively “GridSense”) which develop, market and sell remote monitoring and control systems to electric utilities and industrial facilities worldwide.

●	Machine-to-Machine Critical Asset Monitoring & Control (“M2M”). The M2M segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. These activities are performed through the Company’s OmniMetrix subsidiary.

Other operations include certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities performed by the Company’s DSIT subsidiary as well as pipeline monitoring activities in the Company’s OmniMetrix subsidiary (for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies) that do not meet the quantitative thresholds under applicable accounting principles.

	Energy & Security Sonar Solutions	GridSense	M2M	Other	Total
Three months ended March 31, 2015
Revenues from external customers	$2,660	$908	$553	$497	$4,618
Intersegment revenues	—	—	—	—	—
Segment gross profit	605	277	340	297	1,519
Depreciation and amortization	45	57	18	11	131
Segment net income (loss) before income taxes	(294)	(325)	(278)	105	(792)

Three months ended March 31, 2014
Revenues from external customers	$2,515	$963	$508	$468	$4,454
Intersegment revenues	—	—	—	—	—
Segment gross profit	686	185	312	247	1,430
Depreciation and amortization	71	65	17	14	167
Segment net loss before income taxes	(208)	(973)	(403)	(21)	(1,605)

Reconciliation of Segment Income (Loss) to Consolidated Net Loss Before Income Taxes

	Three months ended March 31,
	2014	2015
Total net loss before income taxes for reportable segments	$(1,584)	$(897)
Other operational segment net income (loss) before income taxes	(21)	105
Total segment net loss before income taxes	(1,605)	(792)
Unallocated cost of corporate headquarters*	(1,043)	(1,033)
Unallocated benefit (cost) of DSIT headquarters	(26)	10
Consolidated loss before income taxes	$(2,674)	$(1,815)

* Includes stock compensation expense of $310 and $208 for the three month periods ended March 31, 2014 and 2015, respectively.

NOTE 11—SUBSEQUENT EVENTS

Repayment of GridSense loan

The Company’s GridSense subsidiary is a party to a Loan and Security Agreement with Square 1 Bank (the “Bank”) dated as of November 2, 2012, as amended from time to time (the “Loan Agreement”) and a related Financing Agreement (the “Financing Agreement”). The obligations of GridSense to the Bank under the Loan Agreement are guaranteed by the Company.

As previously disclosed in the Form 8-K filed on April 13, 2015, the Company received notice stating that the Company had failed to maintain compliance with covenants thereby creating an event of default under the Loan Agreement and under the Financing Agreement and declaring all obligations of GridSense owing under the Loan Agreement and the Financing Agreement to be immediately due and payable. As of the date of the notice, GridSense owed approximately $1,480 and $158 under the Loan Agreement and the Financing Agreement, respectively.

Effective as of April 30, 2015, GridSense and the Bank entered into an amendment to the Loan Agreement pursuant to which (i) the Bank waived events of default under the Loan Agreement and Financing Agreement, (ii) GridSense paid $500 to the Bank in reduction of its obligations under the Loan Agreement, (iii) the Company deposited $250 on May 4, 2015 into a restricted account (the “Restricted Account”) at the Bank to secure the Company’s guaranty of GridSense’s obligations under the Loan Agreement and agreed to make additional deposits into the Restricted Account of $250 by May 14, 2015 (see below) and $250 by July 31, 2015, (iv) GridSense agreed to the repayment, commencing September 1, 2015, of an aggregate of $250 of advances under the Loan Agreement in equal monthly installments through May 1, 2016, and (v) the Company is required to have an unrestricted cash balance equal to no less than the amount of all obligations of GridSense to the Bank which are not secured by the Restricted Account. The Company is currently in compliance with this requirement.

With respect to the deposit noted above that was due by May 14, 2015, the Bank subsequently agreed to allow the Company to deposit by such date $50 of the $250 that was due, with the remaining $200 of that tranche being deposited by May 31, 2015. The Company made the $50 deposit on May 13, 2015.

ACORN ENERGY, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014.

FINANCIAL RESULTS BY COMPANY

The following table shows, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies.

	Three months ended March 31, 2015
	DSIT	GridSense	OmniMetrix	Acorn	Total Continuing Operations	USSI Discontinued Operations	Total
Revenues	$3,037	$908	$673	$—	$4,618	$—	$4,618
Cost of Sales	2,233	631	235	—	3,099	90	3,189
Gross profit	804	277	438	—	1,519	(90)	1,429
Gross profit margin	26%	31%	65%	—	33%		31%
R& D expenses, net of credits	267	155	143	—	565	418	983
Selling, general and administrative expenses	711	459	578	1,033	2,781	609	3,391
Operating loss	$(174)	$(337)	$(283)	$(1,033)	$(1,827)	$(1,117)	$(2,945)

	Three months ended March 31, 2014
	DSIT	GridSense	OmniMetrix	Acorn	Total Continuing Operations	USSI Discontinued Operations	Total
Revenues	$2,850	$963	$641	$—	$4,454	$—	$4,454
Cost of Sales	2,014	778	232	—	3,024	188	3,212
Gross profit	836	185	409	—	1,430	(188)	1,242
Gross profit margin	29%	19%	64%	—	32%		28%
R& D expenses, net of credits	260	336	131	—	727	923	1,650
Selling, general and administrative expenses	783	788	704	1,043	3,318	824	4,142
Operating loss	$(207)	$(939)	$(426)	$(1,043)	$(2,615)	$(1,935)	$(4,550)

BACKLOG

As of March 31, 2015, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

DSIT Solutions	$26.5
GridSense	0.6
OmniMetrix	1.9
Total	$29.0

RECENT DEVELOPMENTS

Repayment of GridSense loan

Our GridSense subsidiary is a party to a Loan and Security Agreement with Square 1 Bank (the “Bank”) dated as of November 2, 2012, as amended from time to time (the “Loan Agreement”) and a related Financing Agreement (the “Financing Agreement”). The obligations of GridSense to the Bank under the Loan Agreement are guaranteed by us.

As previously disclosed in the Form 8-K filed on April 13, 2015, we received notice stating that we had failed to maintain compliance with covenants thereby creating an event of default under the Loan Agreement and under the Financing Agreement and declaring all obligations of GridSense owing under the Loan Agreement and the Financing Agreement to be immediately due and payable. As of the date of the notice, GridSense owed approximately $1,480,000 and $158,000 under the Loan Agreement and the Financing Agreement, respectively.

Effective as of April 30, 2015, GridSense and the Bank entered into an amendment to the Loan Agreement pursuant to which (i) the Bank waived events of default under the Loan Agreement and Financing Agreement, (ii) GridSense paid $500,000 to the Bank in reduction of its obligations under the Loan Agreement, (iii) we deposited $250,000 on May 4, 2015 into a restricted account (the “Restricted Account”) at the Bank to secure our guaranty of GridSense’s obligations under the Loan Agreement and agreed to make additional deposits into the Restricted Account of $250,000 by May 14, 2015 (see below) and $250,000 by July 31, 2015, (iv) GridSense agreed to the repayment, commencing September 1, 2015, of an aggregate of $250,000 of advances under the Loan Agreement in equal monthly installments through May 1, 2016, and (v) we are required to have an unrestricted cash balance equal to no less than the amount of all obligations of GridSense to the Bank which are not secured by the Restricted Account. Acorn is currently in compliance with this requirement.

With respect to the deposit noted above that was due by May 14, 2015, the Bank subsequently agreed to allow Acorn to deposit by such date $50,000 of the $250,000 that was due, with the remaining $200,000 of that tranche being deposited by May 31, 2015.  Acorn made the $50,000 deposit on May 13, 2015.

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology driven solutions for energy infrastructure asset management. Each of our three businesses is focused on helping its customers achieve greater productivity, reliability, security and efficiency.

Through our majority or wholly-owned operating subsidiaries, we provide the following services and products:

. Energy & Security Sonar Solutions. We provide sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other advanced acoustic systems and real-time embedded hardware and software development and production through our DSIT Solutions Ltd. (“DSIT”) subsidiary.

. Smart Grid Distribution Automation. These products and services are provided by our GridSense subsidiaries (GridSense Inc. in the United States and GridSense Pty Ltd. and CHK GridSense Pty Ltd. in Australia - collectively “GridSense”) which develop, market and sell remote monitoring and control systems to electric utilities and industrial facilities worldwide.

. Machine-to-Machine Critical Asset Monitoring & Control (“M2M”). These products and services are provided by our OmniMetrix, LLC (“OmniMetrix”) subsidiary. OmniMetrix’s M2M activities provide wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications.

During 2015, each of the three abovementioned activities represents a reportable segment. Each of our reportable operating segments is deemed to be a reporting unit for goodwill impairment. We review our goodwill for impairment annually at the reporting unit level in the fourth quarter of each fiscal year and analyze whether any indicators of impairment for goodwill and intangibles exist each quarter. Should certain assumptions used in the development of the fair values of our reporting units change in the coming quarters, we may be required to recognize future goodwill impairment.

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

Previously, Acorn reported the activities of its US Seismic Systems, Inc. subsidiary (“USSI”) in its Oil and Gas Sensor Systems segment which developed and produced fiber optic sensing systems for the energy and security markets. With the suspension of operations at USSI, its activities are reflected as discontinued operations.

The following analysis should be read together with the segment information provided in Note 10 to the interim unaudited condensed consolidated financial statements included in this quarterly report.

DSIT Solutions

In late 2014 and in the first quarter of 2015, DSIT received over $19 million of new orders. The bulk of this amount ($15.4 million) was related to an order for four Hull Mounted Sonar (HMS) systems and an Anti-Submarine Warfare (ASW) Trainer for an undisclosed navy. The HMS systems are planned to be delivered within a period of three years while the ASW Trainer is planned to be delivered in 2015. In addition, DSIT received a $2.2 million order from a returning customer (an undisclosed navy) as well as several follow-on orders with a total value of $1.6 million for development and production from a number of its customers in Israel. The projects involve development of both hardware and embedded software.

DSIT revenue of $3,037,000 in the first quarter of 2015 was $187,000 or 7% above revenue for the first quarter of 2014 ($2,850,000). First quarter 2015 revenue also represents a $292,000 or 9% decrease as compared to the fourth quarter of 2014 ($3,329,000). Both gross profit and operating loss decreased slightly for DSIT in 2015. Gross profit decreased as a result of a decrease in gross margin from 29% in 2014 (for all of DSIT’s activities) to 26% in 2015. The improvement in operating loss was the result of decreased SG&A expenses.

Revenues in Acorn’s Energy & Security Sonar Solutions segment increased from $2,515,000 for the first quarter of 2014 to $2,660,000 for the first quarter of 2015. The increase in revenues was due to increased revenue from DSIT’s non-Naval projects which increased approximately $260,000 as a result of the receipt of a number of new project orders. This was partially offset by a decrease of approximately $100,000 in DSIT’s Naval activities. The decrease was due to the near completion of several major Diver Detection Sonar (DDS) projects. Revenue from DSIT’s other IT and consulting activities which are included in Acorn’s Other segment activities marginally increased in 2015 (an increase of $42,000 to $377,000). The increase in first quarter 2015 revenue from DSIT’s other IT and consulting activities was primarily to due to revenues generated from upgrade and support services related to a new version of DSIT’s protocol management software for cancer patients.

DSIT’s gross profit decreased from $836,000 in the first quarter of 2014 to $804,000 in the first quarter of 2015. The decrease in gross profit was due to reduced gross margins in the quarter which more than offset the increase in revenue. The decrease in the gross margin in the first quarter of 2015 as compared to the first quarter of 2014 was due to the mix of projects worked on during the period as increased revenue was reported in generally lower margin non-Naval projects. We expect that 2015’s gross margin will recover over the balance of the year to historic gross margins (35% to 40%) as DSIT’s mix of projects is expected to shift more to higher margin Naval projects such as the HMS and ASW projects noted above.

During the first quarter of 2015, DSIT recorded approximately $267,000 of R&D expense, which was similar to the $260,000 recorded in the first quarter of 2014 and slightly above the $219,000 recorded in the fourth quarter of 2014. DSIT continues to work to develop land-based security fiber-optic products and the next generation integrated passive/active threat detection system for underwater site protection.

In 2012, DSIT and USSI were awarded a grant from the Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD Foundation”) for the joint development of a next generation integrated passive/active threat detection system for underwater site protection (PAUSS). The BIRD Foundation provides funding money for projects involving joint innovation and development between American and Israeli companies. Due to the suspension of USSI’s operations DSIT is uncertain as to whether it will be able to continue the development of the PAUSS on its own. DSIT is currently examining the possibility of continuing the development of the PAUSS by teaming-up with another U.S. company with fiber optic expertise to assume the portion of the project which was to have been performed by USSI.

During the first quarter of 2015, DSIT recorded approximately $712,000 of SG&A expense, which was approximately $71,000 or 9% below the $783,000 recorded in the first quarter of 2014 and similar to the $721,000 recorded in the fourth quarter of 2014. The decrease from the first quarter of 2014 was primarily due to the weakening of the New Israeli Shekel (NIS) in the period as most of DSIT’s SG&A expense is denominated in NIS. We expect that SG&A expense going forward will remain at or about their current levels going forward.

At December 31, 2014, DSIT had a backlog of approximately $12.0 million. During the first three months of 2015, DSIT received new orders totaling approximately $17.9 million and at the end of March 2015 had a backlog of approximately $26.5 million. Such backlog includes approximately $15.1 million remaining from the multi-year HMS and ASW project noted above and $2.9 million for long-term maintenance and support for another project expected to begin in late 2015. While DSIT has a significant pipeline, most of its major projects come after a lengthy sales cycle over which it has little control. DSIT’s level of profitability in 2015 is dependent upon the receipt of new orders for its DDS and other Naval solution products during the year as well as its ability to improve its gross margins.

GridSense

GridSense reported first quarter 2015 revenue of approximately $908,000, a decrease of $55,000 (6%) compared to first quarter 2014 revenue of $963,000. The decrease in GridSense’s 2015 revenue was in its U.S. operations, which more than offset increased revenue in Australia from sales made through its distributor network. U.S. operations saw its revenues decrease from $788,000 in 2014 to $446,000 in 2015 while revenue from Australian increased from $175,000 in 2014 to $461,000 in 2015. The decreased U.S. revenue was attributable to a lower backlog entering 2015 as compared to 2014 while increased Australian revenue was due to the fulfillment of backlog from a large 2014 order. Australian revenue is expected to decrease going forward as this backlog is fulfilled. First quarter 2015 revenue also represents a decrease of $223,000 (20%) compared to fourth quarter 2014 revenues of $1,131,000.

While GridSense sees some improvement in the overall business environment in the utility industry and expects utility spending to increase in future quarters, the timing of such spending on products such as those that GridSense provides cannot be predicted with certainty due to the sales cycle of electric utilities which is typically long and requires much technical and application support. To address these long sales cycles, GridSense has expanded its customer pilot programs to over 60 ongoing pilots around the globe. GridSense has not, however, generally been able to leverage market exposure into high volume sales. We believe this is due to the fact that until recently, GridSense’s focus had been on increasing the number of pilots which, though having potential for sizeable orders, required considerable engineering resources and customization effort. Furthermore, pilot programs (consisting of deployment of one or more products on a test basis) generally last between three and eighteen months. GridSense’s new management has realigned sales and engineering efforts and is focusing on fewer and more standardized opportunities with the most perceived likelihood for successful deployment and commercial-scale orders. Specifically, we plan to focus our continued sales efforts only on those products that have already shown the most traction in the marketplace such as the Transformer IQ®, the Line IQ® and GridInSiteTM. In order to execute on the strategy GridSense has hired a new Vice President of Sales to drive this strategic effort, and will add sales and application personnel to support this strategy.

GridSense’s gross profit in the first quarter of 2015 increased by approximately $92,000 or 50% compared to first quarter 2014 gross profit despite the decrease in revenue. The increase in gross profit was attributable to increased gross margins which improved from 19% in the first quarter of 2014 to 31% in 2015. The increase in gross margin was attributable to a combination of factors. First quarter 2014’s gross margins were negatively impacted by a shift in the product mix of US sales and lower than expected shipments of GridSense’s high-margin PowerMonic product due to a supplier constraint. In addition, in the first quarter of 2014, GridSense incurred a one-time charge related to radio upgrades to a particular order. First quarter 2015 gross margin was also negatively impacted by the follow-on cost of a large 2014 deployment, without which, GridSense’s margins would have been 40%.

In the first quarter of 2015, GridSense recorded $155,000 of R&D expense as compared to $336,000 in the same period of 2014. The decreased R&D expense is due to the elimination of GridSense’s Australian operations in mid-2014 as well as reduced engineering staff in the U.S. First quarter 2015 R&D expense was approximately $50,000 less than fourth quarter 2014 R&D expense. GridSense expects that R&D expense going forward will remain at or about their current levels going forward.

In the first quarter of 2015, GridSense recorded $459,000 of SG&A expense as compared to $788,000 in the same period of 2014. The decreased SG&A expense is due to the elimination of GridSense’s Australian operations as well as reduced headcount in the U.S. First quarter 2015 SG&A expense was also approximately $155,000 below fourth quarter 2014 SG&A expense due primarily to the inclusion of $100,000 of bad debt expense in fourth quarter 2014 results. GridSense expects that SG&A expense going forward will increase slightly following the hiring of additional sales personnel.

In July 2014, GridSense signed an amendment to its Loan and Security Agreement with a bank extending the expiration date of its revolving line-of-credit of $1.5 million to June 29, 2015. In addition, the bank agreed to allow GridSense to borrow against 80% of certain accounts receivable balances up to an additional $750,000 for a period of one year (to July 16, 2015). As at March 31, 2015, GridSense was utilizing $1,480,000 of this line-of-credit plus an additional $110,000 of its accounts receivable financing. On May 11, 2015, GridSense was utilizing $1,480,000 of this line-of-credit plus an additional approximately $141,000 of its accounts receivable financing. Acorn has guaranteed to the bank amounts outstanding under the line-of-credit. See “RECENT DEVELOPMENTS – Repayment of GridSense loan”.

We have no assurance that GridSense will generate sufficient sales or reduce its need for additional financing to support its working capital needs. Additional working capital support may be in the form of an additional or expanded bank line, new investment by others, additional loans by Acorn, or a combination of the above. There is no assurance that GridSense will be able to obtain an additional or expanded line-of-credit or other support in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional loans from us to GridSense may be limited by the working capital needs of our corporate activities and other operating companies.

OmniMetrix

In the first quarter of 2015, OmniMetrix recorded revenue of $673,000 ($553,000 in its M2M activities and $120,000 in its PM activities) as compared to $641,000 ($508,000 in its M2M activities and $133,000 in its PM activities) recorded in the first quarter of 2014 representing an increase of 5%. The increase in revenue is driven by the increase in the number of units being monitored, as well as an increase in the average revenue per monitor sold following a change in OmniMetrix’s pricing model. First quarter 2015 revenue also represented a decrease of 11% as compared to fourth quarter 2014’s revenues of $755,000. The decrease in revenue from the fourth quarter is due to a decrease in hardware sales in the first quarter.

First quarter 2015 gross profit of $438,000 reflected a gross margin of 65% on the quarter’s revenues. Such gross profit represents an increase from first quarter 2014 gross profit of $409,000 (gross margin of 64%) and a decrease from fourth quarter 2014 gross profit of $455,000 (gross margin of 60%). The increase in the gross profit compared to first quarter 2014 was primarily attributable to increased revenues.

During the first quarter of 2015, OmniMetrix recorded approximately $143,000 of R&D costs as compared to approximately $131,000 of R&D in the first quarter of 2014. We do not expect that these costs will materially change in future quarters.

During the first quarter of 2015, OmniMetrix recorded approximately $578,000 of SG&A costs. Such costs reflect a reduction of $126,000 (18%) as compared to first quarter 2014 SG&A costs of $704,000 and $95,000 less than fourth quarter 2014 SG&A costs. The decreased SG&A costs from the first quarter of 2014 were the result of decreased payroll and marketing costs. The decreased SG&A costs from the fourth quarter of 2014 were related to an allocation of certain payroll costs to Acorn’s corporate headquarters during the quarter. We anticipate that SG&A costs will remain relatively stable in upcoming quarters.

OmniMetrix sees a rapidly growing need for backup power infrastructure to secure critical military and government assets against emergency events including terrorist attacks, natural disasters, and cybersecurity threats. As a result, OmniMetrix is in discussions with several potential strategic partners to bring its unique product and service to that customer base. During the course of 2015, OmniMetrix has made progress with these relationships and sees an ever-growing market for protecting standby power assets at critical installations globally.

OmniMetrix currently has no other sources of financing other than its sales and financing from Acorn. During the first four months of 2015, Acorn lent OmniMetrix a total of $480,000. In 2015, OmniMetrix will continue to require additional financing, the amounts dependent upon its level of penetration into the M2M and PM markets. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

USSI

In March 2015, Acorn announced that it had stopped funding its USSI subsidiary and that USSI had suspended all operations and terminated almost all of its employees. USSI intends to sell its assets and is exploring ways to maximize value for its creditors and other stakeholders, expecting that most of the proceeds from any sale of its assets will be used to pay creditors. It is uncertain whether there will be any proceeds available to Acorn or other USSI shareholders. First quarter results reflect activity through March 31, 2015. Acorn expects that there will continue to be some residual activity at USSI through either the date of its sale or dissolution.

Corporate

Corporate general and administrative expense of $1,033,000 in the first quarter of 2015 was similar to $1,043,000 of expense in the first quarter of 2014 and an increase of $160,000 compared to the $873,000 recorded in the fourth quarter of 2014. (The $873,000 in the fourth quarter of 2014 excludes the recovery of $640,000 from a channel partner which amount had previously been written off.) First quarter 2015 expense includes approximately $200,000 of professional and consulting fees associated with exploring potential strategic events for various operating subsidiaries and other one-time expenses. Corporate general and administrative expense in 2015 includes $208,000 of non-cash stock compensation expense ($310,000 in the first quarter of 2014). We expect corporate general and administrative quarterly expense for the remainder of 2015 to approximate or be slightly below the current quarter’s expense.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three month periods ended March 31, 2014 and 2015, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. For segment data see Note 10 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Three months ended March 31,
	2014		2015		Change from
	($,000)	% of revenues	($,000)	% of revenues	2013 to 2014
Revenue	$4,454	100%	$4,618	100%	4%
Cost of sales	3,024	68%	3,099	67%	2%
Gross profit	1,430	32%	1,519	33%	6%
R&D expenses, net	727	16%	565	12%	(22)%
SG&A expenses	3,318	74%	2,781	60%	(16)%
Operating loss	(2,615)	(59)%	(1,827)	(40)%	(30)%
Finance income (expense), net	(59)	(1)%	12	0%	(120)%
Loss before taxes on income	(2,674)	(60)%	(1,815)	(39)%	(32)%
Income tax benefit	55	1%	33	1%	(40)%
Net loss from continuing operations	(2,619)	(59)%	(1,782)	(39)%	(32)%
Loss from discontinued operations, net of income taxes	(1,956)	(44)%	(1,152)	(25)%	(41)%
Net loss	(4,575)	(103)%	(2,934)	(64)%	(36)%
Non-controlling interests share of net loss – continuing operations	25	1%	20	0%	(20)%
Non-controlling interests share of net loss – discontinued operations	246	6%	145	3%	(41)%
Net loss attributable to Acorn Energy, Inc.	$(4,304)	(97)%	$(2,769)	(60)%	(36)%

Revenue. Revenue in the first three months of 2015 increased by $164,000 or 4% from $4,454,000 in the first three months of 2014 to $4,618,000 in the first three months of 2015. Increased revenue was reported by DSIT (an increase from $2,850,000 to $3,037,000) and OmniMetrix (from $641,000 to $673,000). Revenue at GridSense decreased from $963,000 in 2014 to $908,000 in 2015. Increased revenue at DSIT was primarily attributable to increased revenue from DSIT’s non-Naval projects following the receipt of a number of new project orders. OmniMetrix’s increased revenue was attributable to an increase in the number of units being monitored. The decrease in revenues at GridSense was due to lower backlog entering 2015 as compared to 2014.

Gross profit. Gross profit in the first three months of 2015 reflected an increase of $89,000 (2%) as compared to the first three months of 2014.

DSIT’s first quarter 2015 gross profit decreased from $836,000 to $804,000. DSIT’s gross margin decreased from 29% in 2014 to 26% in 2015. The decrease in DSIT’s gross profit was due to the mix of projects worked on during the period as increased revenue was reported in generally lower-margin non-Naval projects. OmniMetrix recorded gross profit of $438,000 in the first quarter of 2015 as compared to a $409,000 gross profit recorded in 2014. OmniMetrix’s gross margin increased slightly from 64% in 2014 to 65% in 2015. GridSense’s first quarter 2015 gross profit increased from $185,000 to $277,000. The increase in GridSense’s gross profit was due to increased gross margin in 2015 which more than offset the decrease in revenues. GridSense’s gross margin increased from 19% in 2014 to 31% in 2015. The increase in gross margins in 2015 was due to a number of one-time charges in Cost-of-sales in 2014.

Research and development (“R&D”) expenses. R& D expenses decreased $162,000 (22%) to $565,000 in the first quarter of 2015. The entire decrease in R&D expenses was at GridSense whose R&D expense decreased from $336,000 in 2014 to $155,000 in 2015. The decrease in GridSense R&D was due to the elimination of GridSense’s Australian operations and reduced engineering staff in the U.S. R&D expense at DSIT and OmniMetrix were relatively unchanged in 2015 as compared to 2014.

Selling, general and administrative (“SG&A”) expenses. SG&A expenses in the first quarter of 2015 decreased by $537,000 (16%) as compared to the first quarter of 2014. The decreased SG&A was primarily attributable to decreases recorded at OmniMetrix and GridSense. DSIT’s SG&A expense in the first quarter decreased slightly ($71,000) which was primarily due to the weakening of the New Israeli Shekel (NIS) as most of DSIT’s SG&A expense is denominated in NIS. The decrease at OmniMetrix ($126,000) was attributable to decreased payroll and marketing. The decrease at GridSense ($329,000) was due to the elimination of GridSense’s Australian operations in mid-2014 as well as a reduced headcount in the U.S. Corporate expense was relatively unchanged in the first quarter of 2015 as compared to 2014.

Loss from discontinued operations, net of income taxes. During the first quarter of 2014, USSI recorded losses net of income tax of $1,956,000 as compared to a loss of $1,152,000 during the first quarter of 2015.

Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn Energy of $2.8 million in the first quarter of 2015 compared to a net loss of $4.3 million in the first quarter of 2014. The breakdown of our loss in 2015 is as follows: GridSense - $0.3 million ($1.0 million in 2014), OmniMetrix - $0.3 million ($0.4 million in 2014) and DSIT’s losses of $0.1 million ($0.2 million in 2014) with corporate expenses contributing an additional $1.0 million ($1.0 million in 2014). Our losses at our USSI discontinued operations also contributed $1.2 million of losses ($2.0 million in 2014). The losses at DSIT and USSI were partially offset by the non-controlling interest’s share of our operations of approximately $0.2 million ($0.3 million in 2014).

Liquidity and Capital Resources

As of March 31, 2015, we had working capital of $1.2 million ($5.4 million in our continuing operations). Our working capital includes $2.1 million of cash and cash equivalents and restricted deposits of approximately $0.5 million. Net cash decreased during the three months ended March 31, 2015 by $2.7 million, of which approximately $2.5 million was used in operating activities ($1.1 million in continuing operations).

The primary use of cash in operating activities during 2015 was the cash used in operations by our subsidiaries. Our subsidiaries in continued operations used $0.1 million (GridSense), $0.2 million (OmniMetrix) and $0.1 million (DSIT) while our corporate headquarters used $0.7 million. Our discontinued operations (USSI) used $1.4 million in their operations in 2015.

Cash used in investment activities of $170,000 was primarily due to the acquisition of property and equipment ($80,000) and for an amount funded for severance assets ($91,000).

Net cash of $80,000 was provided by financing activities from the net change in short-term debt and the repayments of long-term debt.

At March 31, 2015, DSIT had approximately $1.1 million of restricted cash in banks and approximately NIS 8.6 million (approximately $2.2 million) in Israeli credit lines available to it from two Israeli banks (approximately $550,000 from one bank and $1.7 million from the other. The line of credit at the second bank represents a temporary expansion of the line of credit from NIS 2 million or approximately $515,000), $1.7 million of which was then being used. The lines-of-credit are subject to maintaining certain financial covenants. At March 31, 2015, DSIT was in compliance with its financial covenants. In addition, to the above lines-of-credit, in December 2014, DSIT entered in an agreement with another bank to allow DSIT to borrow against certain accounts receivable balances at an interest rate equal to the Israeli prime rate plus 1.8%. At March 31, 2015, DSIT had borrowed approximately $1.1 million against certain accounts under this agreement. The restricted cash noted above represents DSIT deposits with two Israeli banks as collateral for various performance and bank guarantees for various projects as well as for its credit facilities at the banks. DSIT expects to redeposit a portion of these funds again as collateral for new guarantees for new projects when the guarantees expire.

We expect that DSIT will over the course of 2015 generate sufficient cash to provide cash to Acorn for Acorn’s cash needs and for the needs of GridSense and OmniMetrix. Such cash may be provided by DSIT by way of a loan or from DSIT repurchasing Preferred Shares of DSIT from Acorn which would not materially affect our equity stake in DSIT. We do not believe that there will be any tax liability as a result of such transfers of cash. On May 11, 2015, DSIT had no unrestricted cash in banks, was utilizing approximately $1.1 million of its lines-of-credit and had borrowed approximately $1.0 million against certain accounts receivable balances. At that date, DSIT also had over $10.7 million of open receivable balances, though when received, a portion of these funds will be collateralized for performance and bank guarantees, as well as over $7.7 million of unbilled revenue.

Acorn continues to lend GridSense money for it working capital needs. During the first four months of 2015, Acorn lent GridSense $440,000. GridSense’s working capital needs as well as its ability to repay these loans and any additional loans are dependent upon meeting their sales forecasts in 2015 and beyond.

In July 2014, GridSense signed an amendment to its Loan and Security Agreement with a bank extending the expiration date of its revolving line-of-credit of $1.5 million to June 29, 2015. In addition, the bank agreed to allow GridSense to borrow against 80% of certain accounts receivable balances up to an additional $750,000 for a period of one year (to July 16, 2015). As at March 31, 2015, GridSense was utilizing $1,480,000 of this line-of-credit plus an additional $110,000 of its accounts receivable financing. On May 11, 2015, GridSense was utilizing $1,480,000 of this line-of-credit plus an additional approximately $141,000 of its accounts receivable financing. Acorn has guaranteed to the bank amounts outstanding under the line-of-credit. See “RECENT DEVELOPMENTS – Repayment of GridSense loan”.

We have no assurance that GridSense will generate sufficient sales or reduce its need for additional financing to support its working capital needs. Additional working capital support may be in the form of an additional or expanded bank line, new investment by others, additional loans by Acorn, or a combination of the above. There is no assurance that GridSense will be able to obtain an additional or expanded line-of-credit or other support in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional loans from us to GridSense may be limited by the working capital needs of our corporate activities and other operating companies.

OmniMetrix currently has no other sources of financing other than its sales and investments loans from Acorn. During the first four months of 2015, Acorn lent OmniMetrix a total of $480,000. In 2015, OmniMetrix will require additional financing depending upon its level of penetration into the M2M and pipeline monitoring markets and the realization of potential synergies with GridSense. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

In November 2013, USSI reached agreement with its bank for an expanded $1.5 million line-of-credit of which $1,460,000 is outstanding. This line-of-credit expired on November 20, 2014 and its due date was subsequently extended to January 20, 2015. The debt has matured and is currently due on demand. USSI has granted a lien to its bank on substantially all of its assets including intellectual property.  Acorn has not guaranteed the line-of-credit. We are working with the bank to sell the USSI assets for the benefit of all stakeholders. We have no assurance that there will be any proceeds available to Acorn or other USSI shareholders from any sale of the USSI assets.

As of May 13, 2015, Acorn's corporate operations (not including cash at any of our subsidiaries) held a total of approximately $740,000 in cash and cash equivalents. We expect to continue to support the financing needs of our subsidiaries to the extent that we can. While we plan for both GridSense and OmniMetrix to be net cash flow neutral in 2016, these companies will need support for their financing needs in 2015.  As noted above, in 2015, we lent GridSense and OmniMetrix approximately $440,000 and $480,000, respectively. We expect that in 2015, DSIT will generate significant amounts of cash from its existing receivable and unbilled revenue balances (over $10.7 million and over $7.7 million, respectively, at May 11, 2015) of which up to $5.0 million is expected to be available in 2015 to support the corporate cash needs of Acorn and its subsidiaries. We believe that Acorn will have sufficient liquidity to finance its activities and the activities of GridSense and OmniMetrix over at least the next 12 months based upon its current cash balance and the support expected to be provided by DSIT. If the support expected to be provided by DSIT is not available in sufficient amounts, Acorn may not be able to fund its own corporate activities and Acorn may not be able to fund GridSense and OmniMetrix as it has historically which could materially impact the carrying value of these subsidiaries and their ability to continue operations.

If our current cash, plus any cash generated from operations and borrowing from available lines of credit, cannot provide sufficient liquidity to finance the operating activities of Acorn and the operations of our operating subsidiaries for the foreseeable future or the next 12 months in particular, we can access the capital markets, divest from one or more of our assets or find a strategic partner for one or more of our businesses. There can be no assurance however that we will be able to exercise any of these options to improve our liquidity.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of March 31, 2015.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending March 31, (in thousands)
	Total	2016	2017-2018	2019-2020	2021 and thereafter
Bank and other debt	$4,570	$4,528	$42	$—	$—
Operating leases – continuing operations	1,269	594	486	189	—
Potential severance obligations (1)	4,786	196	1,017	206	3,367
Minimum royalty payments (2) (3) (4)	—	—	—	—	—
Contractual cash obligations – continuing operations	10,625	5,318	1,545	395	3,367
Contractual cash obligations – discontinued operations (5)	2,272	1,798	224	100	150
Total contractual cash obligations	$12,897	$7,116	$1,769	$495	$3,517

We expect to finance the contractual commitments for continuing operations from cash currently on hand and cash generated from operations.

(1) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of March 31, 2015, we accrued a total of $4.8 million for potential severance obligations to our Israeli employees of which approximately $3.5 million was funded. The timing of actual payment of severance obligations are uncertain as employees may continue to work beyond the legal retirement age.

(2) In June 2012, our DSIT and USSI subsidiaries were awarded a joint $900,000 grant from the BIRD Foundation for the joint development of the next generation integrated passive/active threat detection system for underwater site protection. Under the terms of the grant agreement between the BIRD Foundation, DSIT and USSI, both DSIT and USSI will have to repay the grant based on 5% of gross sales of the commercialized product, if any. The above table does not include any royalties that may be paid under this arrangement. It is unclear at this time how the suspension of activities at USSI may impact DSIT’s obligations under this arrangement.

(3) Our DSIT subsidiary was awarded grants from MEIMAD. Under the terms of the grant agreement between the OCS and DSIT, DSIT will have to repay the grant based on 5% of gross sales of the commercialized product, if any. The above table does not include any royalties that may be paid under this arrangement.

(4) Our GridSense subsidiary is required to pay a royalty on any project sale of a particular product of not less than $100,000 to two former employees. The royalty rate is on a sliding scale from 1.5% to 6.0%. The above table does not include any royalties that may be paid under this arrangement.

(5) Contractual cash obligations for discontinued operations include $1,460,000 of bank debt currently due, $243,000 and $124,000 of payments due for operating leases due in 2016 and 2017, respectively, $46,000 due for potential severance obligations due in 2016 and a minimum of $50,000 per year due in the years 2016 through 2022 under a license agreement involving several of Northrop Grumman’s fiber-optic technology patents. All the above amounts including all operating lease payments, potential severance obligations and minimum royalty payments have been accrued and are included as current liabilities on USSI’s balance sheet at March 31, 2015 (see Note 4 to our Consolidated Financial Statements).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Risk

Our non-US dollar monetary assets and liabilities (net liabilities of approximately $1.9 million) in Israel at our DSIT subsidiary are exposed to fluctuations in exchange rates. Our non-US dollar monetary liabilities in Australia from residual activities at our GridSense subsidiary are not material. At times, our DSIT subsidiary enters into various hedging contracts which do not qualify as hedging instruments under accounting principles to try to mitigate its foreign currency exposure risks. At March 31, 2015, DSIT entered into forward contracts (through April 2015) to sell U.S. dollars ($350,000 at a 3.9979 NIS/$1.00 exchange rate). GridSense does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its foreign currency exchange rate exposures. Furthermore, approximately $5.5 million of our backlog of projects are contracts and orders that are not denominated in US dollars.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, restricted deposits, trade receivables and unbilled revenue. The counterparties to a significant portion of our cash and cash equivalents ($2.1 million) and restricted deposits ($1.1 million) in continuing operations are two major Israeli banks. We do not believe there is significant risk of non-performance by these counterparties. Approximately 57% ($3.0 million) of the trade accounts receivable at March 31, 2015 was due from three customers that pay over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base. Approximately 64% ($4.9 million) of the balance in unbilled revenue at March 31, 2015 was due from three customers that have historically paid their trade receivables over usual credit periods. Credit risk with respect to the balance of unbilled revenue is generally diversified due to the number of entities comprising our customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In the normal course of business, we are exposed to fluctuations in interest rates on our lines-of-credit ($2.2 million available; $2.1 million of which was being used at March 31, 2015) to finance our operations in Israel. The interest rate of one of our lines-of-credit interest is linked to the Israeli prime rate (1.75% at December 31, 2014 and 1.6% at March 31, 2015).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses noted in our Annual Report on Form 10-K for the year ended December 31, 2014, to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2014, we employ a decentralized internal control methodology, coupled with management’s oversight, whereby each subsidiary is responsible for mitigating its risks to financial reporting by implementing and maintaining effective control policies and procedures and subsequently translating that respective risk mitigation up and through to the parent level and to our external financial statements. In addition, as our subsidiaries are not large enough to effectively mitigate certain risks by segregating incompatible duties, management must employ compensating mechanisms throughout our company in a manner that is feasible within the constraints it operates.

The material weaknesses management identified were caused by an insufficient complement of resources at our subsidiaries, including employee turnover and limited IT system capabilities, such that individual control policies and procedures at certain subsidiaries could not be implemented, maintained, or remediated when and where necessary. As a result, a majority of the significant process areas management identified for our OmniMetrix, USSI and GridSense subsidiaries had one or more material weaknesses present.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS.

#10.1	Loan and Security Agreement (“Loan Agreement”) by and between Square 1 Bank (the “Bank”) and GridSense Inc. (“GridSense”) dated as of November 2, 2012.

#10.2	First Amendment to Loan Agreement by and between the Bank and GridSense dated as of February 26, 2013.

#10.3	Second Amendment to Loan Agreement by and between the Bank and GridSense dated as of August 13, 2013.

#10.4	Subordination Agreement by and between Acorn Energy, Inc. (the “Company”) and the Bank dated as of August 13, 2013.

#10.5	Third Amendment to Loan Agreement by and between the Bank and GridSense dated as of November 8, 2013.

#10.6	Fourth Amendment to Loan Agreement by and between the Bank and GridSense dated as of December 30, 2013.

#10.7	Unconditional Guaranty of the Company in favor of the Bank dated as of December 30, 2013.

#10.8	Fifth Amendment to Loan Agreement by and between the Bank and GridSense dated as of June 30, 2014.

#10.9	Sixth Amendment to Loan Agreement by and between the Bank and GridSense dated as of July 16, 2014.

#10.10	Financing Agreement by and between GridSense and the Bank dated as of July 16, 2014.

#10.11	Seventh Amendment to Loan Agreement by and between the Bank and GridSense dated as of April 23, 2015.

#10.12	Amendment to and Affirmation of Unconditional Guaranty of the Company in favor of the Bank dated as of April 23, 2015.

#10.13	Affirmation of Subordination Agreement by and between the Company and the Bank dated as of April 23, 2015.

#10.14	Pledge and Security Agreement by and between the Company and the Bank dated as of April 23, 2015.

#10.15	Letter Agreement by and among the Bank, the Company and GridSense dated as of April 30, 2015.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended March 31, 2015, filed on May 15, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.
Dated: May 15, 2015
	By:	/s/ MICHAEL BARTH
Michael Barth
Chief Financial Officer

