Form 10-Q
period 2015-06-30
ACORN ENERGY, INC.
filed 2015-08-14
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2015
Common Stock, $0.01 par value per share	27,325,591

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2015

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

PART I

Item 1. Financial Statements

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31, 2014	As of June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$4,821	$896
Restricted deposits	467	4,957
Accounts receivable, net of provisions for doubtful accounts of $143 and $41 at December 31, 2014 and June 30, 2015, respectively	4,902	4,036
Unbilled revenue	7,890	7,367
Inventory	1,374	1,209
Other current assets	1,813	1,789
Current assets – discontinued operations	143	4
Total current assets	21,410	20,258
Property and equipment, net	1,080	1,078
Severance assets	3,256	3,537
Restricted deposits	650	2,991
Intangible assets, net	1,211	753
Goodwill	1,031	535
Other assets	905	803
Total assets	$29,543	$29,955
LIABILITIES AND EQUITY
Current liabilities:
Short-term bank credit and current maturities of long-term debt	$4,419	$3,642
Accounts payable	2,187	3,440
Accrued payroll, payroll taxes and social benefits	1,584	1,764
Deferred revenue	1,634	6,895
Other current liabilities	3,028	3,286
Current liabilities – discontinued operations	4,693	4,405
Total current liabilities	17,545	23,432
Long-term liabilities:
Accrued severance	4,594	4,941
Other long-term liabilities	1,011	898
Total long-term liabilities	5,605	5,839
Commitments and contingencies
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 30,000,000 shares; Issued – 27,277,511 shares at December 31, 2014 and June 30, 2015	272	272
Additional paid-in capital	97,607	97,983
Warrants	1,641	1,641
Accumulated deficit	(86,592)	(92,510)
Treasury stock, at cost – 801,920 shares at December 31, 2014 and June 30, 2015	(3,036)	(3,036)
Accumulated other comprehensive loss	(212)	(207)
Total Acorn Energy, Inc. shareholders’ equity	9,680	4,143
Non-controlling interests	(3,287)	(3,459)
Total equity	6,393	684
Total liabilities and equity	$29,543	$29,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Six months ended June 30,		Three months ended June 30,
	2014	2015	2014	2015
Revenues:
Projects	$5,446	$6,304	$2,654	$3,338
Products	2,766	2,063	1,563	930
Services	965	1,058	506	539
Total revenues	9,177	9,425	4,723	4,807
Cost of sales:
Projects	4,126	4,252	2,166	2,073
Products	2,114	1,747	1,163	947
Services	231	242	118	122
Total cost of sales	6,471	6,241	3,447	3,142
Gross profit	2,706	3,184	1,276	1,665
Operating expenses:
Research and development expenses, net of credits	1,458	1,201	731	636
Selling, general and administrative expenses	6,444	5,779	3,126	2,998
Impairments	—	850	—	850
Provision for loss – channel partner	649	—	649	—
Restructuring and related charges	198	—	198	—
Total operating expenses	8,749	7,830	4,704	4,484
Operating loss	(6,043)	(4,646)	(3,428)	(2,819)
Finance expense, net	(146)	(94)	(87)	(106)
Loss before income taxes	(6,189)	(4,740)	(3,515)	(2,925)
Income tax benefit (expense)	(113)	11	(168)	(22)
Net loss from continuing operations	(6,302)	(4,729)	(3,683)	(2,947)
Loss from discontinued operations, net of income taxes	(4,194)	(1,381)	(2,238)	(229)
Net loss	(10,496)	(6,110)	(5,921)	(3,176)
Non-controlling interest share of net (income) loss – continuing operations	138	17	113	(4)
Non-controlling interest share of net loss – discontinued operations	527	175	281	31
Net loss attributable to Acorn Energy, Inc. shareholders	$(9,831)	$(5,918)	$(5,527)	$(3,149)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
Continuing operations	$(0.28)	$(0.18)	$(0.16)	$(0.11)
Discontinued operations	(0.16)	(0.04)	(0.09)	(0.01)
Total attributable to Acorn Energy, Inc. shareholders	$(0.44)	$(0.22)	$(0.25)	$(0.12)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	22,180	26,476	22,190	26,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(IN THOUSANDS)

	Six months ended June 30,		Three months ended June 30,
	2014	2015	2014	2015

Net loss attributable to Acorn Energy, Inc. shareholders	$(9,831)	$(5,918)	$(5,527)	$(3,149)
Other comprehensive income (loss):
Foreign currency translation adjustments	166	18	88	86
Comprehensive loss	(9,665)	(5,900)	(5,439)	(3,063)
Comprehensive income attributable to non-controlling interests	—	(13)	(2)	(11)
Comprehensive loss attributable to Acorn Energy, Inc. shareholders	$(9,665)	$(5,913)	$(5,441)	$(3,074)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Acorn Energy, Inc. Shareholders’ Equity	Non-controlling interests	Total Equity
Balances as of December 31, 2014	27,278	$272	$97,607	$1,641	$(86,592)	$(3,036)	$(212)	$9,680	$(3,287)	$6,393
Net loss	—	—	—	—	(5,918)	—	—	(5,918)	(192)	(6,110)
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	5	5	13	18
Stock option compensation	—	—	376	—	—	—	—	376	—	376
Stock option compensation of subsidiaries	—	—	—	—	—	—	—	—	7	7
Balances as of June 30, 2015	27,278	$272	$97,983	$1,641	$(92,510)	$(3,036)	$(207)	$4,143	$(3,459)	$684

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Six months ended June 30,
	2014	2015
Cash flows provided by (used in) operating activities:
Net loss	$(10,496)	$(6,110)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (see Schedule A)	7,432	11,725
Net cash provided by (used in) operating activities – continuing operations	(3,064)	5,615
Net cash used in operating activities – discontinued operations	(5,372)	(1,575)
Net cash provided by (used in) operating activities	(8,436)	4,040
Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	(245)	(101)
Loan to channel partner	(640)	—
Restricted deposits	(650)	(6,950)
Release of restricted deposits	96	126
Amounts funded for severance assets	(129)	(188)
Net cash used in investing activities – continuing operations	(1,568)	(7,113)
Net cash used in investing activities – discontinued operations	(171)	—
Net cash used in investing activities	(1,739)	(7,113)
Cash flows provided by (used in) financing activities:
Short-term bank credit, net	838	(781)
Repayments of long-term debt	—	(64)
Net cash provided by (used in) financing activities – continuing operations	838	(845)
Net cash provided by financing activities – discontinued operations	300	—
Net cash provided by financing activities	1,138	(845)

Effect of exchange rate changes on cash and cash equivalents	26	(55)

Net decrease in cash and cash equivalents	(9,011)	(3,973)
Cash and cash equivalents at the beginning of the year – discontinued operations	748	52
Cash and cash equivalents at the beginning of the year – continuing operations	16,531	4,821
Cash and cash equivalents at the end of the period – discontinued operations	$9	$4
Cash and cash equivalents at the end of the period – continuing operations	$8,259	$896

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

		Six months ended June 30,
		2014	2015
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Loss from discontinued operations	$4,194	$1,381
	Depreciation and amortization	337	261
	Impairments	—	850
	Write-off of inventory	101	44
	Provision for loss – channel partner	649	—
	Increase in accrued severance	147	203
	Stock-based compensation	557	377
	Deferred taxes	103	3
	Other	10	50
	Change in operating assets and liabilities:
	Decrease in accounts receivable, unbilled revenue, other current and other assets	1,922	1,371
	Decrease in inventory	77	116
	Increase (decrease) in deferred revenues	(856)	5,261
	Increase in accounts payable, accrued payroll, payroll taxes and social benefits, other current liabilities and other liabilities	191	1,808
		$7,432	$11,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All dollar amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the three and six month periods ended June 30, 2014 to conform to the current period’s condensed consolidated financial statement presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

9

NOTE 2—RECENT AUTHORITATIVE GUIDANCE

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2015, that are of material significance, or have potential material significance, to the Company.

NOTE 3—LIQUIDITY

The Company believes that it will have sufficient liquidity to finance its activities and the activities of GridSense and OmniMetrix over at least the next 12 months based upon its current cash balance, the support expected to be provided by DSIT and the funds provided by its recent financing (see Note 12 – Subsequent Events). If the support expected to be provided by DSIT (up to $5,000 in 2015) is not available in sufficient amounts, Acorn may not be able to fund its own corporate activities and Acorn may not be able to fund GridSense and OmniMetrix as it has historically which could materially impact the carrying value of these subsidiaries and the Company’s ability to continue operations. Through June 30, 2015, DSIT has lent Acorn $500 in 2015. At June 30, 2015, DSIT was not in compliance with one of its financial covenants following the receipt of the $6,168 down payment from its recently received $15,420 order. The bank is working with DSIT to reformulate this covenant to take this into account.

See Note 12 for additional developments with respect to the Company’s liquidity.

NOTE 4—REPAYMENT OF GRIDSENSE LOAN

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

Effective as of April 30, 2015, GridSense and the Bank entered into an amendment to the Loan Agreement pursuant to which (i) the Bank waived events of default under the Loan Agreement and Financing Agreement, (ii) GridSense paid $500 to the Bank in reduction of its obligations under the Loan Agreement, (iii) the Company deposited $250 on May 4, 2015 and $250 on May 14, 2015 into a restricted account (the “Restricted Account”) at the Bank to secure the Company’s guaranty of GridSense’s obligations under the Loan Agreement and agreed to make an additional deposit into the Restricted Account of $250 by July 31, 2015, (iv) GridSense agreed to the repayment, commencing September 1, 2015, of an aggregate of $250 of advances under the Loan Agreement in equal monthly installments through May 1, 2016, and (v) the Company is required to have an unrestricted cash balance equal to no less than the amount of all obligations of GridSense to the Bank which are not secured by the Restricted Account.

As at June 30, 2015, the Company had deposited a total of $500 into the Restricted Account (see Note 10) and GridSense owed $980 to the Bank under the Loan Agreement.

 See Note 12 (Subsequent Events) with respect to developments regarding the Loan Agreement and Restricted Account.

NOTE 5—Discontinued Operations

In early 2015, the Company’s Board of Directors decided that it would no longer continue to fund USSI’s activities following the significant decline in oil prices which led to significantly reduced demand for USSI’s products. USSI has suspended operations and terminated substantially all employees. The Company intends to sell its USSI assets and is exploring ways to maximize value for creditors and other stakeholders, expecting that most of the proceeds from any sale of its assets will be used to pay creditors. It is uncertain whether there will be any proceeds available to Acorn Energy or other USSI shareholders.

Assets and liabilities related to the discontinued operations of USSI are as follows:

	As of
	December 31, 2014	June 30, 2015
Cash and cash equivalents	$52	$4
Other current assets	91	—
Total assets	$143	$4

Short-term bank credit	$1,460	$1,460
Accounts payable	1,006	1,024
Accrued payroll, payroll taxes and social benefits	346	136
Other current liabilities	1,881	1,785
Total liabilities	$4,693	$4,405

USSI has granted a lien to its bank on substantially all of its assets including intellectual property. The debt due to the bank under USSI’s line-of-credit ($1,460) has matured, is currently due and is bearing interest at the default rate of 11.5% per annum. The Company has not guaranteed the line-of-credit.

USSI’s losses for the three and six months ended June 30, 2014 and 2015 are included in “Loss from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Operations. Summarized financial information for USSI’s operations for the three and six months ended June 30, 2014 and 2015 are presented below:

	Six months ended June 30,		Three months ended June 30,
	2014	2015	2014	2015
Revenues	$—	$79	$—	$79
Gross profit	$(430)	$(86)	$(242)	$4

Net loss	$(4,194)	$(1,381)	$(2,238)	$(229)
Net loss attributable to non-controlling interests	$527	$175	$281	$31
Net loss attributable to Acorn Energy Inc.	$(3,667)	$(1,206)	$(1,957)	$(198)

NOTE 6—RESTRUCTURING AND RELATED CHARGES

(a) GridSense®

In 2013 and 2014, GridSense restructured operations in both its U.S. and Australian entities. This action was taken primarily in order to improve efficiency based on GridSense’s revenue mix and skills mix. The restructurings included terminations of employees in both the United States and Australia and a shut-down of GridSense’s Australian offices in an effort to further reduce costs and streamline operations. GridSense continues to sell its current products in Australia and the surrounding areas through a network of distributors.

At December 31, 2014, $38 of the costs associated with employee severance and termination benefits charge remained unpaid. During the six months ended June 30, 2015, GridSense made no additional payments. The $38 of remaining accrued restructuring charge is expected to be paid in full by June 30, 2016. The balance is included in Other current liabilities in the Company’s condensed consolidated balance sheets.

(b) OmniMetrixTM

In 2013, OmniMetrix restructured its operations to better align expenses with revenues following a change in management. The restructuring involved employee severance and termination benefits as well as a charge for a significant reduction in the utilization of its leased facility in Buford and a write-down of a majority of the remaining book value of leasehold improvements associated with the leased facility. At December 31, 2014, $248 of lease payments associated with the reduced utilization of leased facilities remained unpaid. During the six months ended June 30, 2015, OmniMetrix paid $22 of this liability. The total remaining accrued restructuring balance of $226 is expected to be paid in full by December 31, 2019 and is included in Other current liabilities ($44) and Other liabilities ($182) in the Company’s condensed consolidated balance sheets.

14

NOTE 7—INVENTORY, NET

The composition of inventory is as follows:

	As of December 31, 2014	As of June 30, 2015
Raw materials	$682	$518
Work-in-process	275	431
Finished goods	417	260
	$1,374	$1,209

At December 31, 2014 and June 30, 2015, the Company’s inventory reserve was $319 and $342, respectively.

NOTE 8—GOODWILL AND INTANGIBLE ASSETS

(a) Goodwill

The changes in the carrying amounts of goodwill by segment from December 31, 2014 to June 30, 2015 were as follows:

	Energy & Security Sonar Solutions segment	Smart Grid Distribution Automation segment	Total
Balance at December 31, 2014	$518	$513	$1,031
Impairment	—	(513)	(513)
Translation adjustment	17	—	17
Balance at June 30, 2015	$535	$—	$535

In the second quarter of 2015, the Company determined that the goodwill associated with its Smart Grid Distribution Automation segment (GridSense) was fully impaired as a result of below-projected revenues for the first six months of 2015 and for the balance of 2015.

(b) Intangibles

The changes in the carrying amounts and accumulated amortization of intangible assets from December 31, 2014 to June 30, 2015 were as follows:

	Cost	Accumulated amortization	Total
Balance as of December 31, 2014	$2,175	$(964)	$1,211
Amortization	—	(93)	(93)
Impairment	(337)	—	(337)
Cumulative translation adjustment	(62)	34	(28)
Balance as of June 30, 2015	$1,776	$(1,023)	$753

In the second quarter of 2015, the Company’s Smart Grid Distribution Automation segment recorded an impairment charge of $337 representing an impairment of certain technologies and the value of customer relationships and trade name associated with GridSense’s historic operations in Australia. The impairment charge follows declining second quarter 2015 revenue and expected future revenues in Australia through GridSense’s distributor relationship in Australia following the fulfillment of a major order in the first quarter of 2015.

The Company’s intangibles are in its Smart Grid Distribution Automation segment and include technologies, customer relationships and trade name. The weighted average estimated useful life of the intangibles is 10.7 years. Amortization expense for the six months ended June 30, 2014 and 2015 amounted to $142 and $93, respectively. Amortization expense with respect to intangible assets is estimated to be $125 for each of the years ending June 30, 2016 through 2019 and $116 for the year ending June 30, 2020.

NOTE 9—EQUITY

(a) Acorn Stock Options

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,812,428	$4.51
Granted	662,654	$0.77
Exercised	—	—
Forfeited or expired	(95,164)	$3.19
Outstanding at June 30, 2015	2,379,918	$3.52	5.6 years	$—
Exercisable at June 30, 2015	1,322,330	$5.01	3.8 years	$—

The fair value of the options granted ($0.52 per option during the six months ended June 30, 2015) was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.1%
Expected term of options	8.7 years
Expected annual volatility	63%
Expected dividend yield	—%

(b) Stock-based Compensation Expense

Stock-based compensation expense included in Selling, general and administrative expenses in the Company’s Condensed Statements of Operations for the six and month period ended June 30, 2014 and 2015 was $557 and $377, respectively and was $247 and $169 for the three month period ended June 30, 2014 and 2015, respectively. In addition, $63 and $6 was recorded in the Company’s USSI subsidiary included in Discontinued Operations for the six month periods ended June 30, 2014 and 2015, respectively and $31 and $0 for the three month periods ended June 30, 2014 and 2015, respectively - See Note 5.

NOTE 10—FAIR VALUE MEASUREMENTS

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at June 30, 2015
	Level 1	Level 2	Level 3	Total
Restricted deposits – current	$4,957	$—	$—	$4,957
Restricted deposits – non-current	2,991	—	—	2,991
Derivative assets (liabilities)	39	—	(72)	(33)
Total	$7,987	$—	$(72)	$7,915

	As at December 31, 2014
	Level 1	Level 2	Level 3	Total
Restricted deposits – current	$467	$—	$—	$467
Restricted deposits – non-current	650	—	—	650
Derivative assets (liabilities)	5	—	(50)	(45)
Total	$1,122	$—	$(50)	$1,072

Current restricted deposits are comprised of $4,457 of security deposits with respect to various performance and bank guarantees provided in the normal course of business for DSIT’s operations that are expected to be released by June 30, 2016. Current restricted deposits also include $500 deposited by Acorn in connection with the GridSense Loan (see Note 4). DSIT has also provided $2,991 of security deposits for guarantees that are expected to be released through the middle of 2018.

Derivative assets are forward contracts for the purchase of New Israeli Shekels for which market prices are readily available. Unrealized gains or losses from forward contracts are recorded in Finance income (expense), net.

Derivative liabilities are with respect to the fair value of the liability of stock options and warrants outstanding in excess of the Company’s authorized shares.

See Note 12 (Subsequent Events) with respect to developments regarding restricted deposits.

NOTE 11—SEGMENT REPORTING

The Company currently operates in three reportable operating segments:

●	Energy & Security Sonar Solutions. The Company provides sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other advanced acoustic systems and real-time embedded hardware and software development and production through its DSIT Solutions Ltd. (“DSIT”) subsidiary.

●	Smart Grid Distribution Automation. These products and services are provided by the Company’s GridSenseTM subsidiaries (GridSense Inc. in the United States and GridSense Pty Ltd. and CHK GridSense Pty Ltd. in Australia - collectively “GridSense”) which develop, market and sell remote monitoring and control systems to electric utilities and industrial facilities worldwide.

●	Machine-to-Machine Critical Asset Monitoring & Control (“M2M”). The M2M segment provides wireless remote monitoring and control systems and services for critical assets such as gas pipelines and backup generators. These activities are performed through the Company’s OmniMetrix subsidiary.

Other operations include certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities performed by the Company’s DSIT subsidiary as well as pipeline monitoring activities in the Company’s OmniMetrix subsidiary (for remote monitoring and control of corrosion protection systems on gas pipelines for gas utilities and pipeline companies) that do not meet the quantitative thresholds under applicable accounting principles.

	Energy & Security Sonar Solutions	Smart Grid Distribution Automation	M2M	Other	Total
Six months ended June 30, 2015
Revenues from external customers	$5,748	$1,610	$1,113	$954	$9,425
Intersegment revenues	—	—	—	—	—
Segment gross profit	1,790	317	634	487	3,228
Depreciation and amortization	90	113	35	22	260
Impairments	—	850	—	—	850
Segment net income (loss) before income taxes	(204)	(1,893)	(700)	13	(2,784)

Six months ended June 30, 2014
Revenues from external customers	$5,037	$2,209	$1,056	$875	$9,177
Intersegment revenues	—	—	—	—	—
Segment gross profit	1,145	551	564	446	2,706
Restructuring and related charges	—	102	77	19	198
Depreciation and amortization	145	131	35	24	335
Segment net loss before income taxes	(778)	(1,778)	(851)	(60)	(3,467)

Three months ended June 30, 2015
Revenues from external customers	$3,088	$702	$560	$457	$4,807
Intersegment revenues	—	—	—	—	—
Segment gross profit	1,185	40	294	190	1,709
Depreciation and amortization	45	56	17	11	129
Impairments	—	850	—	—	850
Segment net income (loss) before income taxes	90	(1,568)	(422)	(92)	(1,992)

Three months ended June 30, 2014
Revenues from external customers	$2,522	$1,246	$548	$407	$4,723
Intersegment revenues	—	—	—	—	—
Segment gross profit	459	366	252	199	1,276
Restructuring and related charges	—	102	77	19	198
Depreciation and amortization	74	66	18	10	168
Segment net loss before income taxes	(570)	(805)	(448)	(39)	(1,862)

Reconciliation of Segment Income (Loss) to Consolidated Net Loss Before Income Taxes

	Six months ended June 30,		Three months ended June 30,
	2014	2015	2014	2015
Total net loss before income taxes for reportable segments	$(3,407)	$(2,797)	$(1,823)	$(1,900)
Other operational segment net loss before income taxes	(60)	13	(39)	(92)
Total segment net loss before income taxes	(3,467)	(2,784)	(1,862)	(1,992)
Unallocated cost of corporate headquarters*	(1,985)	(1,890)	(942)	(856)
Provision for loss – channel partner	(649)	—	(649)	—
Unallocated cost of DSIT headquarters	(88)	(66)	(62)	(77)
Consolidated loss before income taxes	$(6,189)	$(4,740)	$(3,515)	$(2,925)

* Includes stock compensation expense of $550 and $376 for the six month periods ended June 30, 2014 and 2015 and $240 and $168 for the three month periods ended June 30, 2014 and 2015, respectively.

NOTE 12—SUBSEQUENT EVENTS

Financing

On August 13, 2015, the Company executed a Loan and Security Agreement with Leap Tide Capital Partners III, LLC (“Leap Tide”), pursuant to which the Company borrowed, on such date, $2,000 from Leap Tide (the “LT Loan”). Principal and accrued interest shall be due and payable on August 13, 2016, the first anniversary of the date of funding. Interest accrues and is payable quarterly at a rate of 10% per annum. At the closing, $100 of the proceeds were deposited into an escrow account which will be used to fund the payment of interest; the escrow account shall be maintained at not less than $50 until the last three months before maturity.

In addition to the interest payable in cash described above, Leap Tide received 850,000 shares of the Company’s common stock (the “Initial Shares”) at the closing and became entitled to vested rights to receive 179,167 additional shares of the Company’s common stock (each vested right to receive one share, a “Vested Share Right”) per month for each full month that the full principal amount of the LT Loan remains outstanding, subject to immediate vesting upon acceleration of the LT Loan for the Company’s failure to timely increase its authorized shares of common stock as described below. The number of Vested Share Rights that accrue in a given month shall be prorated to the extent less than the full principal amount is outstanding and/or for any partial month in which no principal amount is outstanding. Leap Tide is entitled to receive the Company’s common stock underlying its Vested Share Rights after the expiration of the Cash Settlement Period (defined below).

The Company may pre-pay all principal and interest accrued on the LT Loan at any time. In addition, the Company may on or prior to 30 days after the maturity or earlier acceleration or repayment of the LT Loan (such 30-day period being referred to herein as the “Cash Settlement Period”) repurchase any or all Initial Shares and settle any or all Vested Share Rights accrued under the LT Loan for cash in lieu of stock. The cash repurchase/settlement price shall be an amount equal to $0.30 for each Initial Share so repurchased and each Vested Share Right so settled. The Company’s right to repurchase Initial Shares and settle Vested Share Rights for cash in lieu of stock shall be subject to Lender’s right to put the same to the Company at a higher price as described below.

The Company does not have sufficient authorized common stock to cover the full amount of Vested Share Rights that will accrue through maturity of the LT Loan. Failure by the Company to effectuate a charter amendment to authorize sufficient additional common stock by March 31, 2016 shall be deemed an event of default, triggering Leap Tide’s right to accelerate the LT Loan and entitling Leap Tide to put to the Company, at a price equal to $0.40 per Initial Share and Vested Share Right, any Initial Shares and any Vested Share Rights.

Subject to customary permitted liens, the LT Loan is secured by a first priority lien on the assets of the Company, except that the lien on the Company’s shares of DSIT is pari passu with a preexisting lien held by DSIT to secure its loans to the Company in the principal amount of up to $5,000. DSIT and Leap Tide have entered into an intercreditor and collateral agency agreement reflecting the pari passu nature of their respective liens. Each of the Company’s domestic subsidiaries (GridSense, OMX Holdings, Inc. and OmniMetrix) have guaranteed the repayment of the LT Loan, and GridSense and OmniMetrix have pledged their respective IP as security.

Certain members of the management of the Company's DSIT Solutions subsidiary (including its CEO and its CFO--who also serves as CFO of the Company) have invested in Leap Tide (which is a special entity formed to make the loan) on the same terms as the other investors in Leap Tide. None of these persons has any role in the management of Leap Tide.

GridSense Loan

Under the latest amendment to the Loan Agreement (Note 4), the Company was required to make a $250 payment to the Restricted Account by July 31, 2015. The Bank agreed to delay this required payment until the Company completed its recent financing (see above). Following the completion of the financing, the Company paid $480 to the Bank and applied the $500 in current restricted deposits (see Note 10) to the outstanding debt to the Bank in full satisfaction of amounts due under the Loan Agreement.

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

FINANCIAL RESULTS BY COMPANY

The following table shows, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies in continuing operations.

	Six months ended June 30, 2015
	DSIT	GridSense	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$6,452	$1,610	$1,363	$—	$9,425
Cost of Sales	4,357	1,337	547	—	6,241
Gross profit	2,095	273	816	—	3,184
Gross profit margin	32%	17%	60%	—	34%
R& D expenses, net of credits	610	299	292	—	1,201
Selling, general and administrative expenses	1,556	986	1,349	1,888	5,779
Impairment of goodwill and intangibles	—	850	—	—	850
Operating loss	$(71)	$(1,862)	$(825)	$(1,888)	$(4,646)

	Six months ended June 30, 2014
	DSIT	GridSense	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$5,645	$2,209	$1,323	$—	$9,177
Cost of Sales	4,243	1,658	570	—	6,471
Gross profit	1,402	551	753	—	2,706
Gross profit margin	25%	25%	57%	—	29%
R& D expenses, net of credits	555	651	252	—	1,458
Selling, general and administrative expenses	1,641	1,475	1,343	1,985	6,444
Restructuring and related charges	—	102	96	—	198
Provision for loss – channel partner	—	—	—	649	649
Operating loss	$(794)	$(1,677)	$(938)	$(2,634)	$(6,043)

	Three months ended June 30, 2015
	DSIT	GridSense	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$3,415	$702	$690	$—	$4,807
Cost of Sales	2,124	706	312	—	3,142
Gross profit (loss)	1,291	(4)	378	—	1,665
Gross profit margin	38%	(1)%	55%	—	35%
R& D expenses, net of credits	343	144	149	—	636
Selling, general and administrative expenses	844	527	771	856	2,998
Impairment of goodwill and intangibles	—	850	—	—	850
Operating income (loss)	$104	$(1,525)	$(542)	$(856)	$(2,819)

	Three months ended June 30, 2014
	DSIT	GridSense	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$2,795	$1,246	$682	$—	$4,723
Cost of Sales	2,229	880	338	—	3,447
Gross profit	566	366	344	—	1,276
Gross profit margin	20%	29%	50%	—	27%
R& D expenses, net of credits	295	315	121	—	731
Selling, general and administrative expenses	858	687	639	942	3,126
Restructuring and related charges	—	102	96	—	198
Provision for loss – channel partner	—	—	—	649	649
Operating loss	$(587)	$(738)	$(512)	$(1,591)	$(3,428)

BACKLOG

 As of June 30, 2015, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

DSIT Solutions	$26.6
GridSense	0.3
OmniMetrix	2.1
Total	$29.0

RECENT DEVELOPMENTS

Financing

On August 13, 2015, Acorn executed a Loan and Security Agreement with Leap Tide Capital Partners III, LLC (“Leap Tide”), pursuant to which Acorn borrowed, on such date, $2 million from Leap Tide (the “LT Loan”). Principal and accrued interest shall be due and payable on August 13, 2016, the first anniversary of the date of funding. Interest accrues and is payable quarterly at a rate of 10% per annum. At the closing, $100,000 of the proceeds were deposited into an escrow account which will be used to fund the payment of interest; the escrow account shall be maintained at not less than $50,000 until the last three months before maturity.

In addition to the interest payable in cash described above, Leap Tide received 850,000 shares of Acorn common stock (the “Initial Shares”) at the closing and became entitled to vested rights to receive 179,167 additional shares of Acorn common stock (each vested right to receive one share, a “Vested Share Right”) per month for each full month that the full principal amount of the LT Loan remains outstanding, subject to immediate vesting upon acceleration of the LT Loan for Acorn’s failure to timely increase its authorized shares of common stock as described below. The number of Vested Share Rights that accrue in a given month shall be prorated to the extent less than the full principal amount is outstanding and/or for any partial month in which no principal amount is outstanding. Leap Tide is entitled to receive the Acorn common stock underlying its Vested Share Rights after the expiration of the Cash Settlement Period (defined below). We relied on the exemption from registration contained in Section 4(2) of the Securities Act, and Regulation D, Rule 506 thereunder, for the issuance of the Initial Shares and any shares underlying the Vested Share Rights, based on Leap Tide’s status as an accredited investor.

Acorn may pre-pay all principal and interest accrued on the LT Loan at any time. In addition, Acorn may on or prior to 30 days after the maturity or earlier acceleration or repayment of the LT Loan (such 30-day period being referred to herein as the “Cash Settlement Period”) repurchase any or all Initial Shares and settle any or all Vested Share Rights accrued under the LT Loan for cash in lieu of stock. The cash repurchase/settlement price shall be an amount equal to $0.30 for each Initial Share so repurchased and each Vested Share Right so settled. Acorn’s right to repurchase Initial Shares and settle Vested Share Rights for cash in lieu of stock shall be subject to Lender’s right to put the same to Acorn at a higher price as described below.

Acorn does not have sufficient authorized common stock to cover the full amount of Vested Share Rights that will accrue through maturity of the LT Loan. Failure by Acorn to effectuate a charter amendment to authorize sufficient additional common stock by March 31, 2016 shall be deemed an event of default, triggering Leap Tide’s right to accelerate the LT Loan and entitling Leap Tide to put to Acorn, at a price equal to $0.40 per Initial Share and Vested Share Right, any Initial Shares and any Vested Share Rights.

Subject to customary permitted liens, the LT Loan is secured by a first priority lien on the assets of Acorn, except that the lien on Acorn’s shares of DSIT is pari passu with a preexisting lien held by DSIT to secure its loans to Acorn in the principal amount of up to $5.0 million. DSIT and Leap Tide have entered into an intercreditor and collateral agency agreement reflecting the pari passu nature of their respective liens. Each of Acorn’s domestic subsidiaries (GridSense, OMX Holdings, Inc. and OmniMetrix) have guaranteed the repayment of the LT Loan, and GridSense and OmniMetrix have pledged their respective IP as security.

Pursuant to the terms of the Loan and Security Agreement, Jan Loeb was appointed as a director of Acorn on August 13, 2015 and, at the request of Leap Tide, Acorn shall cause Mr. Loeb to be included in the slate of Acorn-nominated directors at each annual meeting of stockholders held at a time when the LT Loan or any portion thereof continues to remain outstanding. As a non-employee director, Mr. Loeb will receive Acorn’s standard director compensation as described in Item 11 of our Annual Report on Form 10-K. It is not currently known which committees of the Acorn board, if any, Mr. Loeb will serve on. Also pursuant to the terms of the Loan and Security Agreement, Mr. Loeb was designated by Acorn as a director of DSIT and, at the request of Leap Tide, Acorn shall cause him to be remain on the DSIT board as an Acorn designee for so long as the LT Loan or any portion thereof continues to remain outstanding. Mr. Loeb is the sole manager of Leap Tide, with sole voting and dispositive power over the Acorn shares held by Leap Tide.

Certain members of the management of the Company's DSIT Solutions subsidiary (including its CEO and its CFO--who also serves as CFO of the Company) have invested in Leap Tide (which is a special entity formed to make the loan) on the same terms as the other investors in Leap Tide. None of these persons has any role in the management of Leap Tide.

GridSense Loan

Under the latest amendment to the Loan Agreement, GridSense was required to make a $250,000 payment to the Restricted Account by July 31, 2015. The Bank agreed to delay this required payment until Acorn completed its recent financing (see above). Following the completion of the financing, Acorn paid $480,000 to the Bank and applied the $500,000 that was in current restricted deposits to the outstanding debt to the Bank in full satisfaction of amounts due under the Loan Agreement.

Transfer of Listing

Following receipt of a Staff Determination Letter on July 15, 2015 from the Nasdaq Listing Qualifications Department stating that we had not regained compliance with the minimum bid price requirement under Listing Rule 5550(a)(2), our common stock was delisted from The Nasdaq Capital Market beginning with the start of trading on Friday, July 24, 2015, and began trading at such time on the OTCQB trading platform operated by OTC Markets Group. Our ticker symbol remains “ACFN” and we continue to make quarterly and other regulatory filings with the U.S. Securities and Exchange Commission.

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

● Machine-to-Machine Critical Asset Monitoring & Control (“M2M”). These products and services are provided by our OmniMetrix, LLC (“OmniMetrix”) subsidiary. OmniMetrix’s M2M activities provide wireless remote monitoring and control systems and services for critical assets including gas pipelines and backup generators.

During 2015, each of the three abovementioned activities represents a reportable segment. Each of our reportable operating segments is deemed to be a reporting unit for goodwill impairment. We review our goodwill for impairment annually at the reporting unit level in the fourth quarter of each fiscal year and analyze whether any indicators of impairment for goodwill and intangibles exist each quarter. In the second quarter of 2015, we wrote-off the remaining $513,000 of goodwill (as well as $337,000 of other intangibles) related to our Smart Grid Distribution Automation segment. We currently have $535,000 of goodwill remaining – all in our Energy & Security Sonar Solutions segment. Should assumptions used in the development of the fair values of our reporting units change in the coming quarters, we may recognize future goodwill impairment.

Our “Other” segment represents certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities performed by our DSIT subsidiary as well as pipeline monitoring (“PM”) activities (for remote monitoring and control of corrosion protection systems on gas pipelines for gas utilities and pipeline companies) in our OmniMetrix subsidiary, that do not meet the quantitative thresholds and which may be combined for reporting under applicable accounting principles.

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

DSIT Solutions

In late 2014 and in the first half of 2015, DSIT received over $21 million of new orders. The bulk of this amount ($15.4 million) was related to an order for four Hull Mounted Sonar (HMS) systems and an Anti-Submarine Warfare (ASW) Trainer for an undisclosed navy. The HMS systems are planned to be delivered within a period of three years while the ASW Trainer is planned to be delivered in 2015. In June 2015, DSIT received a down payment of $6.2 million as a result of this order. In addition, DSIT received a $2.2 million order from a returning customer (an undisclosed navy) as well as several follow-on orders with a total value of $1.6 million for development and production from a number of its customers in Israel. The projects involve development of both hardware and embedded software.

DSIT revenue of $6,452,000 in the first half of 2015 was $807,000 or 14% above its revenue for the first half of 2014 ($5,645,000). Second quarter 2015 revenue ($3,415,000) also represents an increase of $620,000 (22%) as compared to the second quarter 2014 revenue ($2,795,000) and an increase of $378,000 (12%) compared to first quarter 2015 revenue. Gross profit, gross margin and operating income all improved for DSIT in 2015. Gross profit increased as a result of increased revenue and an increase gross margin from 25% in 2014 (for all of DSIT’s activities) to 32% in 2015.

Revenue in Acorn’s Energy & Security Sonar Solutions segment increased from $5,037,000 for the first half of 2014 to $5,748,000 for the first half of 2015. The increase in revenues was primarily due to revenue recorded from DSIT’s $15.4 million project received in the first quarter of 2015 for Hull Mounted Sonar (HMS) systems and an Anti-Submarine Warfare (ASW) Trainer as well as increases in revenue from DSIT’s non-Naval projects following the receipt of a number of new project orders in the first half of 2015. Revenue from DSIT’s other IT and consulting activities which are included in Acorn’s Other segment activities also increased in 2015 (an increase of $96,000 to $704,000). The increase in first half 2015 revenue from DSIT’s other IT and consulting activities was primarily to due to revenues generated from upgrade and support services related to a new version of DSIT’s protocol management software for cancer patients.

DSIT’s gross profit increased 49% from $1,402,000 in the first half of 2014 to $2,095,000 in the first half of 2015. The increase in gross profit was due to both increased revenue and increased gross margins. The increase in the gross margin from 25% in 2014 to 32% in 2015 was due to the mix of projects worked on during the period as there was a larger increase in revenue reported in higher-margin Naval projects than in generally-lower-margin non-Naval projects. Gross margin in the second quarter of 2015 was 38% as compared to 26% in the first quarter of 2015. We expect that 2015’s gross margin will remain at or about the level of current gross margins which are in line with our historic gross margins (35% to 40%).

In 2012, DSIT and USSI were awarded a grant from the Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD Foundation”) for the joint development of a next generation integrated passive/active threat detection system for underwater site protection (PAUSS). The BIRD Foundation provides funding money for projects involving joint innovation and development between American and Israeli companies. Due to the suspension of USSI’s operations, the BIRD Foundation has decided that it will no longer fund DSIT’s continued development of the PAUSS (either on its own or jointly with another U.S. company). DSIT is uncertain as to whether the BIRD Foundation will pursue recovery of previous amounts funded ($379,000).

During the first half of 2015, DSIT recorded $610,000 of net R&D expense ($343,000 in the second quarter), which was $55,000 greater than the $555,000 recorded in the first half of 2014. Second quarter net R&D expense was also $76,000 greater than the $267,000 of net R&D expense recorded in the first quarter of 2015. The increase in net R&D expense is due to the BIRD Foundation cancelling its participation in the funding of the PAUSS project. DSIT continues to work to develop land-based security fiber-optic products.

During the first half of 2015, DSIT recorded $1,556,000 of SG&A expense, which was approximately $85,000 or 5% below the $1,641,000 recorded in the first half of 2014. The decrease from the first half of 2014 was primarily due to the weakening of the New Israeli Shekel (NIS) in the period as most of DSIT’s SG&A expense is denominated in NIS. Second quarter SG&A expense of $844,000 was $132,000 greater than first quarter 2015 SG&A expense due to increased marketing costs (which fluctuate from period to period) during the quarter as well as increased salary costs. We expect that quarterly SG&A expense for the balance of 2015 will decrease slightly from their current levels.

At December 31, 2014, DSIT had a backlog of approximately $12.0 million. During the first six months of 2015, DSIT received new orders totaling approximately $21.1 million and at the end of June 2015 had a backlog of approximately $26.6 million. Such backlog includes approximately $14.3 million remaining from the multi-year HMS and ASW project noted above and $3.0 million for long-term maintenance and support for another project expected to begin in late 2015. While DSIT has a significant pipeline, most of its major projects come after a lengthy sales cycle over which it has little control.

GridSense

GridSense reported first half 2015 revenue of approximately $1,610,000, a decrease of $599,000 (27%) compared to its first half 2014 revenue of $2,209,000. The decrease in GridSense’s 2015 revenue was in its U.S. operations, which saw revenue decrease from $1,333,000 in 2014 to $1,138,000 in 2015, as well as in Australia, which saw revenue from sales made through its distributor network decrease from $876,000 in 2014 to $472,000 in 2015. The decreased U.S. revenue was attributable to a lower backlog entering 2015 as compared to 2014, while decreased Australian revenue was due to the fulfillment of backlog from a large 2014 order with few new orders coming in following the fulfillment of that order in 2015. Second quarter 2015 revenue ($702,000) also represents a decrease of $206,000 (23%) compared to first quarter 2015 revenue of $908,000. This decrease was also due to the previously mentioned decrease in Australian sourced revenue following the fulfillment of the large 2014 order in the first quarter of 2015.

While GridSense sees some improvement in the overall business environment in the utility industry and expects utility spending to increase in future quarters, the timing of such spending on products such as those that GridSense provides cannot be predicted with certainty due to the sales cycle of electric utilities which is typically long and requires much technical and application support. To address these long sales cycles, GridSense has expanded its customer pilot programs around the globe. GridSense has not, however, generally been able to leverage market exposure into high volume sales. In order to expand to larger volume projects GridSense has narrowed its focus to specific applications that best line up with their product portfolio. This includes expanding pilots in those areas and expanding current deployments, which have shorter lead times. GridSense’s new management has realigned sales and engineering efforts and is focusing on these fewer and more standardized opportunities with the most perceived likelihood for successful deployment and commercial-scale orders. GridSense has hired a new Vice President of Sales to drive this strategic effort, and has added sales and application personnel to support this strategy.

GridSense's gross profit in the first half of 2015 decreased by $278,000 or 50% compared to its first half 2014 gross profit. The decrease in gross profit was attributable to both decreased revenue (see above) as well as reduced gross margins which deteriorated from 25% in the first half of 2014 to 17% in 2015. The decrease in gross margin was attributable to a combination of factors. First half 2015 gross margin was negatively impacted by the unexpected follow-on cost of a large 2014 deployment and an impairment associated with inventory being held by GridSense’s distributor in Australia, without which, GridSense’s margins would have been 37%.

In the first half of 2015, GridSense recorded $299,000 of R&D expense as compared to $651,000 in the same period of 2014. The decreased R&D expense is due to the elimination of GridSense’s Australian operations in mid-2014 as well as reduced engineering staff in the U.S. Second quarter R&D expense ($144,000) was in line with first quarter 2015 R&D expense ($155,000). GridSense expects that R&D expense going forward will remain at or about their current levels.

In the first half of 2015, GridSense recorded $986,000 of SG&A expense as compared to $1,475,000 in the same period of 2014. The decreased SG&A expense is due to the elimination of GridSense’s Australian operations as well as reduced headcount in the U.S. Second quarter 2015 SG&A expense ($527,000) was $68,000 above first quarter 2015 SG&A expense due primarily to the inclusion of approximately $60,000 of bad debt expense in second quarter 2015 results. Excluding this one-time charge, GridSense expects that SG&A expense going forward will increase slightly following the hiring of additional sales personnel.

In the second quarter of 2015, following lower than anticipated sales and results, GridSense recorded a goodwill impairment charge of $513,000. In addition, GridSense recorded an impairment charge of $337,000 representing the impairment of certain technologies and the value of customer relationships and trade name associated with GridSense’s historic operations in Australia. The impairment charge follows declining second quarter 2015 revenue and decreased expected future projected revenues through GridSense’s distributor relationship in Australia following the fulfillment of a major order in the first quarter of 2015.

GridSense is a party to a Loan and Security Agreement with Square 1 Bank (the “Bank”) dated as of November 2, 2012, as amended from time to time (the “Loan Agreement”) and a related Financing Agreement (the “Financing Agreement”). The obligations of GridSense to the Bank under the Loan Agreement are guaranteed by Acorn.

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

Effective as of April 30, 2015, GridSense and the Bank entered into an amendment to the Loan Agreement pursuant to which (i) the Bank waived events of default under the Loan Agreement and Financing Agreement, (ii) GridSense paid $500,000 to the Bank in reduction of its obligations under the Loan Agreement, (iii) the Company deposited $250,000 on each of May 4, 2015 and May 14, 2015 into a restricted account (the “Restricted Account”) at the Bank to secure the Company’s guaranty of GridSense’s obligations under the Loan Agreement. As at June 30, 2015, Acorn had deposited a total of $500,000 into the Restricted Account and GridSense owed $980,000 under the Loan Agreement. Following the completion of Acorn’s recent financing (See Recent Developments), Acorn paid $480,000 to the Bank and applied the $500,000 that was in the Restricted Account to the outstanding debt to the Bank in full satisfaction of amounts due under the Loan Agreement.

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

OmniMetrix

In the first half of 2015, OmniMetrix recorded revenue of $1,363,000 ($1,113,000 in its M2M activities and $250,000 in its PM activities) as compared to $1,323,000 ($1,056,000 in its M2M activities and $267,000 in its PM activities) recorded in the first half of 2014, representing an increase of 3%. The increase in first half revenue is driven by the increase in monitoring revenue as a result of an increase in the number of critical assets and equipment being monitored, as well as an increase in the average revenue per monitor sold following a change in OmniMetrix’s pricing model. Second quarter 2015 revenue of $690,000 increased slightly from first quarter 2015’s revenues of $673,000.

First half 2015 gross profit of $816,000 reflected a gross margin of 60% on 2015 revenues. Such gross profit represents an increase from first half 2014 gross profit of $753,000 (gross margin of 57%). Second quarter 2015 gross profit of $378,000 (gross margin of 55%) reflects a decrease from first quarter 2015 gross profit of $438,000 (gross margin of 65%). The increase in the gross profit in 2015 compared to 2014 was primarily attributable to increased revenues while the increase in gross margin in 2015 compared to 2014 was attributable to an inventory write-off recorded in the first half of 2014. The decrease in gross profit in the second quarter of 2015 as compared to the first quarter of 2015 was due to decreased margins on hardware revenues.

During the first half of 2015, OmniMetrix recorded $292,000 of R&D costs ($143,000 and $149,000 in the first and second quarters, respectively) as compared to approximately $252,000 of R&D in the first half of 2014. We do not expect that these costs will materially change in future quarters.

During the first half of 2015, OmniMetrix recorded approximately $1,349,000 of SG&A costs. Such costs were relatively unchanged from first half 2014 SG&A costs of $1,343,000. Second quarter 2015 SG&A costs of $771,000 reflect an increase of $193,000 as compared to first quarter 2015 SG&A costs. The increased costs from first quarter of 2015 were the result of increased payroll and marketing costs following the hiring of a director of business development for our PM activities and a sales development manager. We anticipate that SG&A costs will remain relatively stable in upcoming quarters.

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

OmniMetrix currently has no other sources of financing other than its sales and financing from Acorn. Through August 12, 2015, Acorn lent OmniMetrix a total of $626,000. Over the balance of 2015 and into 2016, OmniMetrix will continue to require additional financing, the amounts dependent upon its level of penetration into the M2M and PM markets. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

USSI

In March 2015, Acorn announced that it had stopped funding its USSI subsidiary and that USSI had suspended all operations and terminated almost all of its employees. USSI intends to sell its assets and is exploring ways to maximize value for its creditors and other stakeholders, expecting that most of the proceeds from any sale of its assets will be used to pay creditors. It is uncertain whether there will be any proceeds available to Acorn or other USSI shareholders. First half results which are included in discontinued operations reflect activity through June 30, 2015. Acorn expects that there will continue to be minimal residual activity at USSI through either the date of its sale or dissolution.

Corporate

Corporate general and administrative (“G&A”) expense of $1,888,000 in the first half of 2015 was slightly below the $1,985,000 of expense in the first half of 2014, reflecting a decrease of $97,000 or 5%. Second quarter 2015 G&A expense of $856,000 was $178,000 (17%) below first quarter 2015 G&A expense and $87,000 (9%) below second quarter 2014 G&A expense. The decrease in G&A expense in 2015 was due to reduced salary costs ($375,000 in 2015 vs. $526,000 in 2014) and non-cash stock compensation expense ($377,000 in 2015 vs. $551,000 in 2014). Those decreases were partially offset by increased professional and consulting fees which included approximately $200,000 of professional and consulting fees associated with exploring potential strategic events for various operating subsidiaries and other one-time expenses. The decrease in second quarter 2015 G&A expense as compared to the first quarter of 2015 was primarily due to the aforementioned $200,000 of professional and consulting fees. We expect corporate general and administrative quarterly expense for the remainder of 2015 to approximate the current quarter’s expense.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three and six month periods ended June 30, 2014 and 2015, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. For segment data see Note 11 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Six months ended June 30,					Three months ended June 30,
	2014		2015		Change	2014		2015		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2014 to 2015	($,000)	% of revenues	($,000)	% of revenues	from 2014 to 2015
Revenue	$9,177	100%	$9,425	100%	3%	$4,723	100%	$4,807	100%	2%
Cost of sales	6,471	71%	6,241	66%	(4)%	3,447	73%	3,142	65%	(9)%
Gross profit	2,706	29%	3,184	34%	18%	1,276	27%	1,665	35%	30%
R&D expenses, net	1,458	16%	1,201	13%	(18)%	731	15%	636	13%	(13)%
SG&A expenses	6,444	70%	5,779	61%	(10)%	3,126	66%	2,998	62%	(4)%
Impairments	—	—	850	9%	—	—	—	850	18%	—
Provision for loss – channel partner	649	7%	—	—	(100)%	649	14%	—	—	(100)%
Restructuring and related charges	198	2%	—	—	(100)%	198	4%	—	—	(100)%
Operating loss	(6,043)	(66)%	(4,646)	(49)%	(23)%	(3,428)	(73)%	(2,819)	(59)%	(18)%
Finance expense, net	146	2%	94	1%	(36)%	87	(2)%	106	(2)%	22%
Loss before taxes on income	(6,189)	(67)%	(4,740)	(50)%	(23)%	(3,515)	(74)%	(2,925)	(61)%	(17)%
Income tax (expense) benefit	(113)	(1)%	11	0%	(110)%	(168)	(4)%	(22)	0%	(87)%
Net loss from continuing operations	(6,302)	(69)%	(4,729)	(50)%	(25)%	(3,683)	(78)%	(2,947)	(61)%	(20)%
Loss from discontinued operations, net of income taxes	(4,194)	(46)%	(1,381)	(15)%	(67)%	(2,238)	(47)%	(229)	(5)%	(90)%
Net loss	(10,496)	(114)%	(6,110)	(65)%	(42)%	(5,921)	(125)%	(3,176)	(66)%	(46)%
Non-controlling interests share of net loss – continuing operations	138	2%	17	0%	(88)%	113	2%	(4)	0%	(104)%
Non-controlling interests share of net loss – discontinued operations	527	6%	175	2%	(67)%	281	6%	31	1%	(89)%
Net loss attributable to Acorn Energy, Inc.	$(9,831)	(107)%	$(5,918)	(63)%	(40)%	$(5,527)	(117)%	$(3,149)	(66)%	(43)%

Revenue. Revenue in the first six months of 2015 increased by $248,000 or 3% from $9,177,000 in the first six months of 2014 to $9,425,000 in the first six months of 2015. Increased revenue was reported by DSIT (an increase from $5,645,000 to $6,452,000) and OmniMetrix (from $1,323,000 to $1,363,000). Revenue at GridSense decreased from $2,209,000 in 2014 to $1,610,000 in 2015. Increased revenue at DSIT was primarily attributable to revenue recorded from DSIT’s recently received $15.4 million project to provide HMS systems and an ASW Trainer to an undisclosed Navy as well as increased revenue from non-Naval projects following the receipt of a number of new project orders. OmniMetrix’s increased revenue was attributable to an increase in the number of units being monitored. The decrease in revenues at GridSense was due to lower backlog entering 2015 as compared to 2014 and a significant reduction of revenues in Australia through GridSense’s distributor.

Gross profit. Gross profit in the first six months of 2015 reflected an increase of $478,000 (18%) as compared to the first six months of 2014.

DSIT's first half 2015 gross profit increased from $1,402,000 to $2,095,000. DSIT’s gross margin increased from 25% in 2014 to 32% in 2015. The increase in DSIT's gross profit was due to the mix of projects worked on during the period as increased revenue was reported in generally-lower-margin non-Naval projects. OmniMetrix recorded gross profit of $816,000 in the first half of 2015 as compared to a $753,000 gross profit recorded in the first half of 2014. OmniMetrix's gross margin increased from 57% in the first half 2014 to 60% in first half of 2015. GridSense's first half 2015 gross profit decreased from $551,000 to $273,000. The decrease in GridSense's gross profit was due to both reduced revenue and a decrease in the gross margin in 2015. GridSense’s gross margin decreased from 25% in the first half of 2014 to 17% in the first half of 2015. The decrease in gross margins in 2015 was due to primarily to the unexpected follow-on cost of a large 2014 deployment and an impairment associated with inventory being held by GridSense’s distributor in Australia, without which, GridSense’s margins would have been 37%.

Research and development (“R&D”) expenses, net. R&D expenses decreased $257,000 (18%) to $1,201,000 in the first half of 2015. The entire decrease in R&D expenses was at GridSense whose R&D expense decreased from $651,000 in the first half of 2014 to $299,000 in the first half of 2015. The decrease in GridSense R&D was due to the elimination of GridSense’s Australian operations and reduced engineering staff in the U.S. R&D expense at OmniMetrix increased from $252,000 in the first half of 2014 to $292,000 in the first half of 2015. DSIT’s R&D expense increased from $555,000 in the first half of 2014 to $610,000 in the first half of 2015. The increase in DSIT’s R&D expense is due to the BIRD Foundation cancelling its participation in the funding of the PAUSS project.

Selling, general and administrative (“SG&A”) expenses. SG&A expenses in the first half of 2015 decreased by $665,000 (10%) as compared to the first half of 2014. The decreased SG&A was primarily attributable to decreased SG&A expense recorded at GridSense whose expense decreased $489,000 (33%) from $1,475,000 in the first half of 2015 to $986,000 in the first half of 2015. The decrease GridSense was due to the elimination of GridSense’s Australian operations in mid-2014 as well as a reduced headcount in the U.S. DSIT’s SG&A expense in the first half of 2015 decreased slightly ($85,000) which was primarily due to the weakening of the New Israeli Shekel (NIS) as most of DSIT’s SG&A expense is denominated in NIS. OmniMetrix’s costs were relatively unchanged in the first half of 2015 as compared to the first half of 2014. Corporate expense decreased slightly ($97,000 or 5%) due to reduced salary costs which were partially offset by increased professional and consulting fees associated with exploring potential strategic events for various operating subsidiaries and other one-time expenses.

Impairments. In the first half of 2015, GridSense recorded impairments charges of $513,000 associated with its goodwill and $337,000 associated with various intangible assets. The impairment charge followed declining second quarter 2015 revenue and expected future revenues in Australia.

Loss from discontinued operations, net of income taxes. During the first half of 2014, USSI recorded losses net of income tax of $4,194,000 as compared to a loss of $1,381,000 during the first half of 2015.

Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn Energy of $5.9 million in the first half of 2015 compared to a net loss of $9.8 million in the first half of 2014. The breakdown of our loss in 2015 is as follows: GridSense - $1.9 million of which $0.9 million are non-cash impairments of goodwill, other intangibles and inventory ($1.8 million in 2014), OmniMetrix - $0.8 million ($1.0 million in 2014) and DSIT's losses of $0.1 million ($1.0 million in 2014) with corporate expenses contributing an additional $1.9 million ($2.5 million in 2014). Our losses at our USSI discontinued operations also contributed $1.4 million of losses ($4.2 million in 2014). The losses at DSIT and USSI were partially offset by the non-controlling interest's share of our operations of approximately $0.2 million ($0.7 million in 2014).

Liquidity and Capital Resources

As of June 30, 2015, we had a negative working capital of $3.2 million. This amount includes a negative working capital of $4.4 million associated with our USSI discontinued operations and deferred revenue of $6.9 million associated with DSIT ($5.5 million) and OmniMetrix ($1.4 million). Our continuing operations had a working capital of $1.2 million. Our working capital included $0.9 million of cash and cash equivalents and restricted deposits of approximately $5.0 million.  Net cash decreased during the six months ended June 30, 2015 by $3.9 million. During the first six months of 2015, $4.0 million of cash was provided by operating activities ($5.6 million in continuing operations).

The primary source of cash in operating activities during the first half of 2015 was the cash provided by the operations of our DSIT subsidiary which generated $7.5 million of cash primarily from the increase in deferred revenues following its down payment receipt of $6.2 million for its recent order for HMS systems and an ASW Trainer for an undisclosed navy. Our other subsidiaries in continued operations used $0.5 million (GridSense), $0.2 million (OmniMetrix) while our corporate headquarters used $1.2 million. Our discontinued operations (USSI) used $1.6 million in their operations in the first half of 2015.

A total of $7,113,000 of cash was used in investment activities during the first six months of 2015. The primarily use of cash in investment activities was for the $6,824,000 net change in restricted deposits. The net increase in restricted deposits, is related to various performance and bank guarantees provided in DSIT’s normal course of business ($6,324,000) with an additional $500,000 related to Acorn’s deposits in connection with the GridSense Loan (see Recent Developments). An additional $101,000 was used in the acquisition of property and equipment and $188,000 was used to fund severance assets.

Net cash of $845,000 was used by financing activities from the net change in short-term debt and the repayments of long-term debt.

At June 30, 2015, DSIT had approximately $0.2 million of unrestricted cash, $7.4 million of restricted cash in banks ($4.5 in current and $2.9 in non-current) and approximately NIS 9.0 million (approximately $2.4 million) in Israeli credit lines available to it from two Israeli banks (approximately $0.5 million from one bank and $1.9 million from the other). The line of credit at the second bank represents a temporary expansion of the line of credit from NIS 2.5 million or approximately $660,000. At June 30, 2015, $2.4 million of DSIT’s lines were being used. The lines-of-credit are subject to maintaining certain financial covenants. At June 30, 2015, DSIT was not in compliance with one of its financial covenants following the receipt of the $6.2 million down payment from its recently received $15.4 million order. The bank is working with DSIT to reformulate this covenant to take this into account. In addition, to the above lines-of-credit, in December 2014, DSIT entered into an agreement with another bank to allow DSIT to borrow against certain accounts receivable balances at an interest rate equal to the Israeli prime rate plus 1.8%. At June 30, 2015, DSIT had borrowed approximately $1.1 million against certain accounts under this agreement. The restricted cash noted above represents DSIT deposits with two Israeli banks as collateral for various performance and bank guarantees for various projects as well as for its credit facilities at the banks. DSIT expects approximately $2.5 million of the currently restricted cash to be released in the coming days for working capital needs.

We expect that DSIT will over the course of 2015 generate sufficient cash to provide for Acorn’s cash needs and for the needs of GridSense and OmniMetrix. Such cash may be provided by DSIT by way of a loan or by DSIT repurchasing Preferred Shares of DSIT from Acorn which would not materially affect our equity stake in DSIT. We do not believe that there will be any tax liability as a result of such transfers of cash. On August 12, 2015, DSIT had approximately $7.5 million of restricted cash in banks, was utilizing approximately $1.5 million of its lines-of-credit and had borrowed approximately $1.4 million against certain accounts receivable balances. At that date, DSIT also had over $2.9 million of open receivable balances, as well as over $7.5 million of unbilled revenue.

Acorn continues to lend GridSense money for its working capital needs. Through August 12, 2015, Acorn lent GridSense $1,279,000 of which $500,000 was used to pay down GridSense’s debt under its Loan Agreement. GridSense’s working capital needs as well as its ability to repay these loans and any additional loans are dependent upon meeting their sales forecasts in 2015 and beyond.

Effective as of April 30, 2015, GridSense and the Bank entered into an amendment to the Loan Agreement pursuant to which (i) the Bank waived events of default under the Loan Agreement and Financing Agreement, (ii) GridSense paid $500,000 to the Bank in reduction of its obligations under the Loan Agreement, and (iii) the Company deposited $250,000 on each of May 4, 2015 and May 14, 2015 into a restricted account (the “Restricted Account”) at the Bank to secure the Company’s guaranty of GridSense’s obligations under the Loan Agreement. As at June 30, 2015, Acorn had deposited a total of $500,000 into the Restricted Account and GridSense owed $980,000 under the Loan Agreement. Following the completion of Acorn’s recent financing (See Recent Developments), Acorn paid $480,000 to the Bank and applied the $500,000 that was in the Restricted Account to the outstanding debt to the Bank in full satisfaction of amounts due under the Loan Agreement.

Under a separate Financing Agreement, the bank continues to allow GridSense to borrow against 80% of certain accounts receivable balances up to an additional $750,000 (to July 16, 2016). As at June 30, 2015, GridSense was utilizing approximately $150,000 of its accounts receivable financing ($235,000 being utilized on July 31, 2015).

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

OmniMetrix currently has no other sources of financing other than its sales and financing from Acorn. Through August 12, 2015, Acorn lent OmniMetrix a total of $626,000. Over the balance of 2015 and into 2016, OmniMetrix will continue to require additional financing, the amounts dependent upon its level of penetration into the M2M and PM markets. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

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

As of August 13, 2015, following Acorn’s recent financing (see Recent Developments) and settlement of the GridSense Loan (see Recent Developments) Acorn's corporate operations (not including cash at any of our subsidiaries) held a total of approximately $1.5 million in unrestricted cash and cash equivalents. We expect to continue to support the financing needs of our subsidiaries to the extent that we can.  We expect that over the balance 2015, DSIT will continue to generate significant amounts of cash from its existing receivable and unbilled revenue balances (over $2.9 million and over $7.5 million, respectively, at August 12, 2015) of which up to $5.0 million is expected to be available in 2015 to support the corporate cash needs of Acorn and its subsidiaries, however, such support is dependent upon DSIT meeting certain project milestones and collecting on its unbilled revenues. We believe that Acorn will have sufficient liquidity to finance its activities and the activities of GridSense and OmniMetrix over at least the next 12 months based upon its current cash balance, it’s recent financing (see Recent Developments) and the support expected to be provided by DSIT. If the support expected to be provided by DSIT is not available in sufficient amounts, Acorn may not be able to fund its own corporate activities and Acorn may not be able to fund GridSense and OmniMetrix as it has historically which could materially impact the carrying value of these subsidiaries and our ability to continue operations.

If our current cash, plus any cash generated from operations and borrowing from available lines of credit, cannot provide sufficient liquidity to finance the operating activities of Acorn and the operations of our operating subsidiaries for the foreseeable future or the next 12 months in particular, we can access the capital markets, divest from one or more of our assets or find a strategic partner for one or more of our businesses. There can be no assurance however that we will successfully be able to exercise any of these options to improve our liquidity.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of June 30, 2015.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending June 30, (in thousands)
	Total	2016	2017-2018	2019-2020	2021 and there after
Bank and other debt	$3,653	$3,642	$11	$—	$—
Operating leases – continuing operations	1,016	528	326	162	—
Potential severance obligations (1)	4,941	41	1,074	218	3,608
Minimum royalty payments (2) (3) (4)	—	—	—	—	—
Contractual cash obligations – continuing operations	9,610	4,211	1,411	380	3,608
Contractual cash obligations – discontinued operations (5)	2,272	1,798	224	100	150
Total contractual cash obligations	$11,882	$6,009	$1,635	$480	$3,758

 We expect to finance the contractual commitments for continuing operations from cash currently on hand and cash generated from operations.

(1) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of June 30, 2015, we accrued a total of $4.9 million for potential severance obligations to our Israeli employees of which approximately $3.5 million was funded. The timing of actual payment of severance obligations are uncertain as employees may continue to work beyond the legal retirement age.

(2) In June 2012, our DSIT and USSI subsidiaries were awarded a joint $900,000 grant from the BIRD Foundation for the joint development of the next generation integrated passive/active threat detection system for underwater site protection. Under the terms of the grant agreement between the BIRD Foundation, DSIT and USSI, both DSIT and USSI will have to repay the grant based on 5% of gross sales of the commercialized product, if any. The above table does not include any royalties that may be paid under this arrangement. It is unclear at this time how the suspension of activities at USSI and the cancellation of participation in the funding of this project by the BIRD Foundation may impact DSIT’s obligations under this arrangement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Risk

Our non-US dollar monetary assets and liabilities (net liabilities of approximately $2.7 million) in Israel at our DSIT subsidiary are exposed to fluctuations in exchange rates. Our non-US dollar monetary liabilities in Australia from residual activities at our GridSense subsidiary are not material. At times, our DSIT subsidiary enters into various hedging contracts which do not qualify as hedging instruments under accounting principles to try to mitigate its foreign currency exposure risks. At June 30, 2015, DSIT entered into forward contracts (through September 2015) to sell U.S. dollars (approximately $400,000 per month at a weighted average exchange rate of 3.88 NIS/$1.00). Furthermore, approximately $5.7 million of our backlog of projects are contracts and orders that are not denominated in US dollars.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, restricted deposits, trade receivables and unbilled revenue. The counterparties to a significant portion of our cash and cash equivalents ($0.7 million) and restricted deposits ($7.4 million) in continuing operations are two major Israeli banks. We do not believe there is significant risk of non-performance by these counterparties. Approximately 45% ($1.8 million) of the trade accounts receivable at June 30, 2015 was due from two customers that pay over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base. Approximately 55% ($4.1 million) of the balance in unbilled revenue at June 30, 2015 was due from two customers that have historically paid their trade receivables over usual credit periods. Credit risk with respect to the balance of unbilled revenue is generally diversified due to the number of entities comprising our customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In the normal course of business, we are exposed to fluctuations in interest rates on our lines-of-credit ($2.4 million available; all of which was being used at June 30, 2015) to finance our operations in Israel. The interest rate of one of our lines-of-credit interest is linked to the Israeli prime rate (1.75% at December 31, 2014 and 1.6% at June 30, 2015).

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

PART II

ITEM 6. EXHIBITS.

10.1	Seventh Amendment to Loan and Security Agreement by and between Square 1 Bank and GridSense Inc. dated as of April 23, 2015 (incorporated by reference to exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.2	Amendment to and Affirmation of Unconditional Guaranty of Acorn Energy, Inc. in favor of Square 1 Bank dated as of April 23, 2015 (incorporated by reference to exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.3	Affirmation of Subordination Agreement by and between Acorn Energy, Inc. and Square 1 Bank dated as of April 23, 2015 (incorporated by reference to exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.4	Pledge and Security Agreement by and between Acorn Energy, Inc. and Square 1 Bank dated as of April 23, 2015 (incorporated by reference to exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.5	Letter Agreement by and among Square 1 Bank, Acorn Energy, Inc. and GridSense Inc. dated as of April 30, 2015 (incorporated by reference to exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended June 30, 2015, filed on August 13, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: August 13, 2015

	By:	/s/ MICHAEL BARTH
Michael Barth
Chief Financial Officer

