Form 10-Q
period 2015-09-30
ACORN ENERGY, INC.
filed 2015-11-16
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [  ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2015
Common Stock, $0.01 par value per share	27,325,591

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended September 30, 2015

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

PART I - Financial Information

Item 1. Financial Statements

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31, 2014	As of September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$4,821	$532
Restricted deposits	467	2,866
Escrow deposit	--	100
Accounts receivable, net of provisions for doubtful accounts of $143 and $36 at December 31, 2014 and September 30, 2015, respectively	4,902	5,125
Unbilled revenue	7,890	6,456
Inventory	1,374	1,169
Other current assets	1,813	1,908
Current assets – discontinued operations	143	--
Total current assets	21,410	18,156
Property and equipment, net	1,080	1,023
Severance assets	3,256	3,492
Restricted deposits	650	3,690
Intangible assets, net	1,211	--
Goodwill	1,031	512
Other assets	905	785
Total assets	$29,543	$27,658
LIABILITIES AND EQUITY
Current liabilities:
Short-term bank credit and current maturities of long-term debt	$4,419	$3,060
Leap Tide loan payable, net of discount	--	1,564
Accounts payable	2,187	3,602
Accrued payroll, payroll taxes and social benefits	1,584	1,641
Deferred revenue	1,634	5,947
Other current liabilities	3,028	3,456
Current liabilities – discontinued operations	4,693	--
Total current liabilities	17,545	19,270
Long-term liabilities:
Accrued severance	4,594	4,854
Other long-term liabilities	1,011	1,066
Total long-term liabilities	5,605	5,920
Commitments and contingencies
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 30,000,000 shares; Issued –27,277,511 and 28,127,511 shares at December 31, 2014 and September 30, 2015, respectively	272	281
Additional paid-in capital	97,607	98,823
Warrants	1,641	1,641
Accumulated deficit	(86,592)	(95,266)
Treasury stock, at cost – 801,920 shares at December 31, 2014 and September 30, 2015	(3,036)	(3,036)
Accumulated other comprehensive loss	(212)	(332)
Total Acorn Energy, Inc. shareholders’ equity	9,680	2,111
Non-controlling interests	(3,287)	357
Total equity	6,393	2,468
Total liabilities and equity	$29,543	$27,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Nine months ended September 30,		Three months ended September 30,
	2014	2015	2014	2015
Revenues:
Projects	$8,695	$9,860	$3,249	$3,556
Products	4,240	2,683	1,474	620
Services	1,410	1,658	445	600
Total revenues	14,345	14,201	5,168	4,776
Cost of sales:
Projects	6,262	6,428	2,136	2,176
Products	3,088	2,793	974	1,046
Services	356	365	125	123
Total cost of sales	9,706	9,586	3,235	3,345
Gross profit	4,639	4,615	1,933	1,431
Operating expenses:
Research and development expenses, net of credits	2,135	1,635	677	434
Selling, general and administrative expenses	9,134	8,681	2,690	2,902
Impairments	--	1,562	--	712
Provision for loss – channel partner	649	--	--	--
Restructuring and related charges	294	--	96	--
Total operating expenses	12,212	11,878	3,463	4,048
Operating loss	(7,573)	(7,263)	(1,530)	(2,617)
Finance income (expense), net	(65)	(260)	81	(166)
Loss before income taxes	(7,638)	(7,523)	(1,449)	(2,783)
Income tax expense	(125)	(47)	(12)	(58)
Net loss from continuing operations	(7,763)	(7,570)	(1,461)	(2,841)
Income (loss) from discontinued operations, net of income taxes	(6,881)	(1,173)	(2,687)	208
Net loss	(14,644)	(8,743)	(4,148)	(2,633)
Non-controlling interest share of net (income) loss – continuing operations	98	(29)	(40)	(46)
Non-controlling interest share of net (income) loss – discontinued operations	866	98	339	(77)
Net loss attributable to Acorn Energy, Inc. shareholders	$(13,680)	$(8,674)	$(3,849)	$(2,756)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
Continuing operations	$(0.35)	$(0.29)	$(0.06)	$(0.10)
Discontinued operations	(0.27)	(0.04)	(0.11)	(0.00)
Total attributable to Acorn Energy, Inc. shareholders	$(0.62)	$(0.33)	$(0.17)	$(0.10)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	22,184	26,629	22,190	26,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(IN THOUSANDS)

	Nine months ended September 30,		Three months ended September 30,
	2014	2015	2014	2015

Net loss attributable to Acorn Energy, Inc. shareholders	$(13,680)	$(8,674)	$(3,849)	$(2,756)
Other comprehensive income (loss):
Foreign currency translation adjustments	(159)	(114)	(325)	(132)
Comprehensive loss	(13,839)	(8,788)	(4,174)	(2,888)
Comprehensive income (loss) attributable to non-controlling interests	15	(6)	15	7
Comprehensive loss attributable to Acorn Energy, Inc. shareholders	$(13,824)	$(8,794)	$(4,159)	$(2,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Acorn Energy, Inc. Shareholders’ Equity	Non- controlling interests	Total Equity
Balances as of December 31, 2014	27,278	$272	$97,607	$1,641	$(86,592)	$(3,036)	$(212)	$9,680	$(3,287)	$6,393
Net loss	--	--	--	--	(8,674)	--	--	(8,674)	(69)	(8,743)
Differences from translation of subsidiaries’ financial statements	--	--	--	--	--	--	(120)	(120)	6	(114)
Deconsolidation of USSI	--	--	541	--	--	--	--	541	3,700	4,241
Initial Shares in Leap Tide transaction (see Note 3)	850	9	153	--	--	--	--	162	--	162
Stock option compensation	--	--	522	--	--	--	--	522	--	522
Stock option compensation of subsidiaries	--	--	--	--	--	--	--	--	7	7
Balances as of September 30, 2015	28,128	$281	$98,823	$1,641	$(95,266)	$(3,036)	$(332)	$2,111	$357	$2,468

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Nine months ended September 30,
	2014	2015
Cash flows provided by (used in) operating activities:
Net loss	$(14,644)	$(8,743)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (see Schedule A)	9,456	11,492
Net cash provided by (used in) operating activities – continuing operations	(5,188)	2,749
Net cash used in operating activities – discontinued operations	(8,609)	(1,792)
Net cash provided by (used in) operating activities	(13,797)	957
Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	(352)	(156)
Loan to channel partner	(640)	--
Restricted deposits	(868)	(7,139)
Release of restricted deposits	96	1,700
Escrow deposit	--	(100)
Amounts funded for severance assets	(152)	(274)
Net cash used in investing activities – continuing operations	(1,916)	(5,969)
Net cash provided by (used in) investing activities – discontinued operations	(180)	725
Net cash used in investing activities	(2,096)	(5,244)
Cash flows provided by (used in) financing activities:
Short-term bank credit, net	2,070	(1,337)
Proceeds from Leap Tide transaction	--	2,000
Proceeds from borrowings of long-term debt	292	--
Repayments of long-term debt	(24)	(96)
Net cash provided by (used in) financing activities – continuing operations	2,338	567
Net cash provided by (used in) financing activities – discontinued operations	300	(461)
Net cash provided by financing activities	2,638	106

Effect of exchange rate changes on cash and cash equivalents	(24)	(160)

Net decrease in cash and cash equivalents	(13,279)	(4,341)
Cash and cash equivalents at the beginning of the year – discontinued operations	748	52
Cash and cash equivalents at the beginning of the year – continuing operations	16,531	4,821
Cash and cash equivalents at the end of the period – discontinued operations	$9	--
Cash and cash equivalents at the end of the period – continuing operations	$3,991	$532

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

		Nine months ended September 30,
		2014	2015
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Loss from discontinued operations	$6,881	$772
	Depreciation and amortization	496	376
	Impairments	--	1,562
	Write-off of inventory	101	46
	Provision for loss – channel partner	649	--
	Increase in accrued severance	191	301
	Stock-based compensation	664	523
	Accretion of Leap Tide discount	--	66
	Deconsolidation of USSI	--	401
	Deferred taxes	122	42
	Other	(79)	(44)
	Change in operating assets and liabilities:
	Decrease in accounts receivable, unbilled revenue, other current and other assets	620	1,190
	Decrease in inventory	213	148
	Increase (decrease) in deferred revenues	(271)	4,313
	Increase (decrease) in accounts payable, accrued payroll, payroll taxes and social benefits, other current liabilities and other liabilities	(131)	1,796
		$9,456	$11,492

B.	Non-cash investing and financing activities:
	Liability/discount for put on Initial Shares in Leap Tide transaction		$340
	Liability for put on Vested Share Rights in Leap Tide transaction		$111
	Value of Initial Shares (discount) in Leap Tide transaction		$162
	Adjustment of paid-in-capital and non-controlling interest from the deconsolidation of USSI		$541

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All dollar amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the three and nine month periods ended September 30, 2014 to conform to the current period’s condensed consolidated financial statement presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

9

NOTE 2 — RECENT AUTHORITATIVE GUIDANCE

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2015, that are of material significance, or have potential material significance, to the Company.

NOTE 3 — LIQUIDITY AND FINANCING

Liquidity

Earlier in 2015, the Company expected that it would have sufficient liquidity to finance its activities and the activities of GridSense and OmniMetrix based upon its cash balance at the time and the support then expected to be provided by DSIT (up to $5,000 in 2015). Support from DSIT has not materialized primarily due to delays in the billing and collection of certain unbilled revenue. From January 1, 2015 to September 30, 2015, DSIT has lent Acorn approximately $465. The Company no longer expects DSIT to provide significant additional funding and, as a result, the Company has sought alternate sources of funding, including a financing transaction with Leap Tide (see below) and the sale of 10% of its interests in OmniMetrix (see Subsequent Events – Note 12).  While the Company continues to expect DSIT to provide certain funding in 2015 and into 2016 as its finances allow, the Company will continue to pursue alternative sources of funding, which may include additional loans from related and/or non-related parties, a sale or partial sale of one or more of our operating subsidiaries or equity financings. There can be no assurance additional funding will be available at terms acceptable to the Company. If additional funding is not available in sufficient amounts, Acorn will not be able to fund its own corporate activities during the next twelve months, which could materially impact the Company’s ability to continue operations, and Acorn may not be able to fund GridSense and OmniMetrix as it has historically, which could materially impact the carrying value of these subsidiaries.

Financing – Leap Tide Transaction

On August 13, 2015, the Company executed a Loan and Security Agreement with Leap Tide Capital Partners III, LLC (“Leap Tide”), pursuant to which the Company borrowed $2,000 from Leap Tide (the “LT Loan”). Principal and accrued interest is due and payable on August 13, 2016. Interest accrues and is payable quarterly at a rate of 10% per annum. At the closing, $100 of the proceeds were deposited into an escrow account which will be used to fund the payment of interest; the escrow account shall be maintained at not less than $50 until the last three months before maturity.

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

The Company does not have sufficient authorized common stock to cover the full amount of Vested Share Rights that will accrue through maturity of the LT Loan. Failure by the Company to effectuate a charter amendment to authorize sufficient additional common stock by March 31, 2016 shall be deemed an event of default, triggering Leap Tide’s right to accelerate the LT Loan and entitling Leap Tide to put to the Company, at a price equal to $0.40 per Initial Share and Vested Share Right, any Initial Shares and any Vested Share Rights (see below for the liability recorded with respect to the Leap Tide transaction).

Subject to customary permitted liens, the LT Loan is secured by a first priority lien on the assets of the Company, except that the lien on the Company’s shares of DSIT is pari passu with a preexisting lien held by DSIT to secure its loans to the Company in the principal amount of up to $5,000. DSIT and Leap Tide have entered into an intercreditor and collateral agency agreement reflecting the pari passu nature of their respective liens. Each of the Company’s domestic subsidiaries (GridSense, OMX Holdings, Inc. and OmniMetrix) has guaranteed the repayment of the LT Loan, and GridSense and OmniMetrix have pledged their respective IP as security.

Certain members of the management of the Company’s DSIT Solutions subsidiary (including its CEO and its CFO - who also serves as CFO of the Company) have invested in Leap Tide (which is a special entity formed to make the loan) on the same terms as the other investors in Leap Tide. None of these persons has any role in the management of Leap Tide.

The value of the Initial Shares ($162) at closing is treated as a discount to the loan and is being amortized to interest expense over the one-year period of the LT Loan. Through September 30, 2015, $21 of the discount associated with the Initial Shares was amortized and the remaining discount is $141. Through September 30, 2015, Leap Tide is entitled to 278,454 Vested Share Rights. The Company has recorded interest expense of $28 associated with these Vested Share Rights. In addition, the Company recorded $340 as a liability and an additional discount to the loan with respect to Leap Tide’s put on the Initial Shares. Such liability is included in Other current liabilities in the Company's condensed consolidated balance sheets. Through September 30, 2015, $45 of the discount associated with Leap Tide’s put on the Initial shares was amortized and the remaining discount is $295. The Company also has recorded interest expense of $111 associated with the put on the Vested Share Rights.

NOTE 4 — REPAYMENT OF GRIDSENSE LOAN

The Company’s GridSense subsidiary was a party to a Loan and Security Agreement with Square 1 Bank (the “Bank”) dated as of November 2, 2012, as amended from time to time (the “Loan Agreement”) and is a party to a related Financing Agreement (the “Financing Agreement”). The obligations of GridSense to the Bank under the Loan Agreement were guaranteed by the Company.

On April 13, 2015, the Company received notice stating that the Company had failed to maintain compliance with covenants, thereby creating an event of default under the Loan Agreement and under the Financing Agreement and declaring all obligations of GridSense owing under the Loan Agreement and the Financing Agreement to be immediately due and payable. As of the date of the notice, GridSense owed approximately $1,480 and $158 under the Loan Agreement and the Financing Agreement, respectively.

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

The Bank agreed to delay the July 31, 2015 payment until the Company completed the LT Loan financing (see Note 3). Upon completion of the LT Loan financing on August 13, 2015, the Company paid $480 to the Bank and applied the $500 in current restricted deposits to the outstanding debt to the Bank in full satisfaction of amounts due under the Loan Agreement.

NOTE 5 — Discontinued Operations

In early 2015, the Company’s Board of Directors decided that it would no longer continue to fund USSI’s activities following the significant decline in oil prices which led to significantly reduced demand for USSI’s products. At that time, USSI effectively suspended operations and terminated substantially all employees.

USSI granted a lien to its bank (the “Bank”) on substantially all of its assets including intellectual property. The debt due to the Bank under USSI’s line-of-credit matured in January 2015 and became due on demand. The debt was bore interest at the default rate of 11.5% per annum. The Company did not guarantee the line-of-credit.

Beginning in April 2015, the Company worked with the Bank in an attempt to sell the USSI assets for the benefit of all stakeholders, but was unsuccessful. On September 25, 2015, the Bank held a public auction of the USSI assets and received no offers. The Bank submitted a credit bid for $725 and acquired all the assets of USSI.

On September 28, 2015, the Board of Directors of USSI approved a motion to file a voluntary petition for protection under Chapter 7 of the United States Bankruptcy Code (a “Chapter 7 Bankruptcy”). Such filing was made on September 30, 2015. Under a Chapter 7 Bankruptcy, control of USSI no longer rests with the Company, but rather with a court-appointed trustee. Accordingly, effective September 30, 2015, the Company is no longer consolidating the assets, liabilities or operating results of USSI and recorded a loss of $401 on the deconsolidation of USSI which is included in Income (loss) from discontinued operations, net of income taxes in the Company's Condensed Consolidated Statements of Operations.

Assets and liabilities related to the discontinued operations of USSI are as follows:

	As of
	December 31, 2014	September 29, 2015 – prior to deconsolidation
Cash and cash equivalents	$52	$--
Other current assets	91	--
Total assets	$143	$--

Short-term bank credit	$1,460	$999
Accounts payable	1,006	1,029
Accrued payroll, payroll taxes and social benefits	346	90
Other current liabilities	1,881	1,721
Total liabilities	$4,693	$3,839

USSI’s results for the three and nine months ended September 30, 2014 and 2015 are included in Income (loss) from discontinued operations, net of income taxes in the Company’s Condensed Consolidated Statements of Operations. Summarized financial information for USSI’s operations for the three and nine months ended September 30, 2014 and 2015 are presented below:

	Nine months ended September 30,		Three months ended September 30,
	2014	2015	2014	2015
Revenues	$471	$163	$471	$84
Gross profit (loss)	$(858)	$(68)	$(428)	$18

Net income (loss)	$(6,881)	$(772)	$(2,687)	$609
Loss on deconsolidation	-	(401)	-	(401)
Income (loss) from discontinued operations, net of income taxes	$(6,881)	$(1,173)	$(2,687)	$208

NOTE 6 — RESTRUCTURING AND RELATED CHARGES

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

At December 31, 2014, $38 of the costs associated with employee severance and termination benefits charge remained unpaid. During the nine months ended September 30, 2015, GridSense made no additional payments. The remaining accrued restructuring charge is expected to be paid in full by September 30, 2016. The balance is included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(b) OmniMetrixTM

In 2013, OmniMetrix restructured its operations to better align expenses with revenues following a change in management. The restructuring involved employee severance and termination benefits as well as a charge for a significant reduction in the utilization of its leased facility in Buford and a write-down of a majority of the remaining book value of leasehold improvements associated with the leased facility. At December 31, 2014, $248 of lease payments associated with the reduced utilization of leased facilities remained unpaid. During the nine months ended September 30, 2015, OmniMetrix paid $33 of this liability. The total remaining accrued restructuring balance of $215 is expected to be paid in full by December 31, 2019 and is included in Other current liabilities ($45) and Other liabilities ($170) in the Company’s Condensed Consolidated Balance Sheets.

NOTE 7 — INVENTORY, NET

The composition of inventory is as follows:

	As of December 31, 2014	As of September 30, 2015
Raw materials	$682	$606
Work-in-process	275	376
Finished goods	417	187
	$1,374	$1,169

At December 31, 2014 and September 30, 2015, the Company’s inventory reserve was $319 and $264, respectively.

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

(a) Goodwill

The changes in the carrying amounts of goodwill by segment from December 31, 2014 to September 30, 2015 were as follows:

	Energy & Security Sonar Solutions segment	Smart Grid Distribution Automation segment	Total
Balance at December 31, 2014	$518	$513	$1,031
Impairment	--	(513)	(513)
Translation adjustment	(6)	--	(6)
Balance at September 30, 2015	$512	$--	$512

In the second quarter of 2015, the Company determined that the goodwill associated with its Smart Grid Distribution Automation segment (GridSense) was fully impaired as a result of below-projected revenues.

(b) Intangibles

The changes in the carrying amounts and accumulated amortization of intangible assets (all in the Company’s Smart Grid Distribution Automation segment) from December 31, 2014 to September 30, 2015 were as follows:

	Cost	Accumulated amortization	Total
Balance as of December 31, 2014	$2,175	$(964)	$1,211
Amortization	—	(123)	(123)
Impairment	(1,049)	—	(1,049)
Cumulative translation adjustment	(116)	77	(39)
Balance as of September 30, 2015	$1,010	$(1,010)	$--

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

In the third quarter of 2015, the Company’s Smart Grid Distribution Automation segment recorded an additional impairment charge of $712 representing an impairment of the value associated with the remaining technologies of GridSense associated with its historic operations in Australia and that of the technologies in the U.S., as well as the value of customer relationships and trade name associated with GridSense’s operations in the U.S. The impairment charge follows a continuing decline in third quarter 2015 revenue.

NOTE 9 — EQUITY

(a) Acorn Stock Options

A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,812,428	$4.51
Granted	687,654	$0.75
Exercised	--	--
Forfeited or expired	(95,164)	$3.19
Outstanding at September 30, 2015	2,404,918	$3.48	5.3 years	$--
Exercisable at September 30, 2015	1,662,410	$4.33	4.1 years	$--

The fair value of the options granted ($0.51 per option during the nine months ended September 30, 2015) was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.1%
Expected term of options	8.6 years
Expected annual volatility	63%
Expected dividend yield	—%

(b) Stock-based Compensation Expense

Stock-based compensation expense included in Selling, general and administrative expenses in the Company’s Condensed Statements of Operations for the nine month periods ended September 30, 2014 and 2015 was $664 and $523, respectively and was $107 and $146 for the three month periods ended September 30, 2014 and 2015, respectively. In addition, $72 and $6 was recorded in the Company’s USSI subsidiary included in Discontinued operations for the nine month periods ended September 30, 2014 and 2015, respectively, and $9 and $0 for the three month periods ended September 30, 2014 and 2015, respectively - See Note 5.

NOTE 10 — FAIR VALUE MEASUREMENTS

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at September 30, 2015
	Level 1	Level 2	Level 3	Total
Restricted deposits – current	$2,866	$—	$—	$2,866
Restricted deposits – non-current	3,690	—	—	3,690
Derivative liabilities	(48)	—	(488)	(536)
Total	$6,508	$—	$(488)	$6,020

	As at December 31, 2014
	Level 1	Level 2	Level 3	Total
Restricted deposits – current	$467	$—	$—	$467
Restricted deposits – non-current	650	—	—	650
Derivative assets (liabilities)	5	—	(50)	(45)
Total	$1,122	$—	$(50)	$1,072

Current restricted deposits are comprised of security deposits with respect to various performance and bank guarantees provided in the normal course of business for DSIT’s operations that are expected to be released by September 30, 2016. DSIT has also provided $3,690 of security deposits for guarantees that are expected to be released through the middle of 2018.

Level 1 derivative assets and liabilities are related to forward contracts for the purchase of New Israeli Shekels for which market prices are readily available. Unrealized gains or losses from forward contracts are recorded in Finance income (expense), net.

Level 3 derivative liabilities are with respect to the fair value of the liability of stock options and warrants outstanding in excess of the Company’s authorized shares ($9 at September 30, 2015) and the rights associated with the LT Loan ($479 at September 30, 2015) (see Note 3).

NOTE 11 — SEGMENT REPORTING

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

	Energy & Security Sonar Solutions	Smart Grid Distribution Automation	M2M	Other	Total
Nine months ended September 30, 2015
Revenues from external customers	$9,025	$1,984	$1,774	$1,418	$14,201
Segment gross profit (loss)	3,048	(119)	1,035	651	4,615
Depreciation and amortization	137	152	53	31	373
Impairments	--	1,562	--	--	1,562
Segment net income (loss) before income taxes	132	(3,630)	(1,131)	62	(4,567)

Nine months ended September 30, 2014
Revenues from external customers	$8,112	$3,362	$1,587	$1,284	$14,345
Segment gross profit	2,189	942	854	654	4,639
Restructuring and related charges	—	198	77	19	294
Depreciation and amortization	212	194	52	36	494
Segment net loss before income taxes	(638)	(2,443)	(1,209)	(61)	(4,351)

Three months ended September 30, 2015
Revenues from external customers	$3,277	$374	$661	$464	$4,776
Segment gross profit (loss)	1,258	(392)	401	164	1,431
Depreciation and amortization	47	39	18	9	113
Impairments	—	712	—	—	712
Segment net income (loss) before income taxes	336	(1,737)	(431)	49	(1,783)

Three months ended September 30, 2014
Revenues from external customers	$3,075	$1,153	$531	$409	$5,168
Segment gross profit	1,044	391	290	208	1,933
Restructuring and related charges	—	96	—	—	96
Depreciation and amortization	67	63	17	12	159
Segment net income (loss) before income taxes	140	(665)	(358)	(1)	(884)

Reconciliation of Segment Income (Loss) to Consolidated Net Loss Before Income Taxes

	Nine months ended September 30,		Three months ended September 30,
	2014	2015	2014	2015
Total net loss before income taxes for reportable segments	$(4,290)	$(4,629)	$(883)	$(1,832)
Other operational segment net income (loss) before income taxes	(61)	62	(1)	49
Total segment net loss before income taxes	(4,351)	(4,567)	(884)	(1,783)
Unallocated cost of corporate headquarters*	(2,678)	(2,881)	(693)	(991)
Provision for loss – channel partner	(649)	--	--	--
Unallocated benefit (cost) of DSIT headquarters	40	(75)	128	(9)
Consolidated loss before income taxes	$(7,638)	$(7,523)	$(1,449)	$(2,783)

* Includes stock compensation expense of $629 and $522 for the nine month periods ended September 30, 2014 and 2015 and $79 and $146 for the three month periods ended September 30, 2014 and 2015, respectively. The three and nine months ended September 30, 2015 also includes $232 of interest associated with the Leap Tide transaction (see Note 3).

NOTE 12 — SUBSEQUENT EVENTS

On October 16, 2015, one of the Company’s directors acquired a 10% interest in the Company’s OmniMetrix Holdings, Inc. subsidiary (“Holdings”) for $500 through the purchase of preferred stock. Holdings is the holder of 100% of the membership interests OmniMetrix, LLC through which the Company operates its M2M and pipeline monitoring activities. In the transaction, the director acquired 100 shares of Series A Preferred Stock (the “Preferred Stock”) of Holdings.

A dividend of 10% per annum will accrue on the Preferred Stock. The dividend will be payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the Preferred Stock is outstanding and has not been converted to Common Stock. The dividend will be payable in cash or the form of additional shares of Preferred Stock at the election of the holder of the Preferred Stock.

The Preferred Stock will convert at the option of the holder of the Preferred Stock on a one-for-one basis into Common Stock, subject to appropriate adjustments for corporate reorganizations, mergers, stock splits, etc. The Preferred Stock has full ratchet anti-dilution protection and will not be diluted by any issuances below a pre-money equity valuation of $5,500 for OmniMetrix.

The Company will have the right to drag along the holder of the Preferred Stock in the event of a sale by Acorn of at least a majority of its shares in OmniMetrix and the holder of the Preferred Stock will have the right to tag along on any such sale.

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

	Nine months ended September 30, 2015
	DSIT	GridSense	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$10,068	$1,984	$2,149	$—	$14,201
Cost of Sales	6,585	2,103	898	—	9,586
Gross profit (loss)	3,483	(119)	1,251	—	4,615
Gross profit margin	35%	(6)%	58%	—	32%
R& D expenses, net of credits	810	410	415	—	1,635
Selling, general and administrative expenses	2,346	1,439	2,096	2,800	8,681
Impairment of goodwill and intangibles	—	1,562	—	—	1,562
Operating income (loss)	$327	$(3,530)	$(1,260)	$(2,800)	$(7,263)

	Nine months ended September 30, 2014
	DSIT	GridSense	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$8,982	$3,362	$2,001	$—	$14,345
Cost of Sales	6,436	2,420	850	—	9,706
Gross profit	2,546	942	1,151	—	4,639
Gross profit margin	28%	28%	58%	—	32%
R& D expenses, net of credits	783	894	458	—	2,135
Selling, general and administrative expenses	2,414	2,129	1,913	2,678	9,134
Restructuring and related charges	—	198	96	—	294
Provision for loss – channel partner	—	—	—	649	649
Operating loss	$(651)	$(2,279)	$(1,316)	$(3,327)	$(7,573)

	Three months ended September 30, 2015
	DSIT	GridSense	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$3,616	$374	$786	$—	$4,776
Cost of Sales	2,228	766	351	—	3,345
Gross profit (loss)	1,388	(392)	435	—	1,431
Gross profit margin	38%	(105)%	55%	—	30%
R& D expenses, net of credits	200	111	123	—	434
Selling, general and administrative expenses	790	453	747	912	2,902
Impairment of goodwill and intangibles	—	712	—	—	712
Operating income (loss)	$398	$(1,668)	$(435)	$(912)	$(2,617)

	Three months ended September 30, 2014
	DSIT	GridSense	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$3,337	$1,153	$678	$—	$5,168
Cost of Sales	2,193	762	280	—	3,235
Gross profit	1,144	391	398	—	1,933
Gross profit margin	34%	34%	59%	—	37%
R& D expenses, net of credits	228	243	206	—	677
Selling, general and administrative expenses	773	654	570	693	2,690
Restructuring and related charges	—	96	—	—	96
Operating income (loss)	$143	$(602)	$(378)	$(693)	$(1,530)

BACKLOG

As of September 30, 2015, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

DSIT Solutions	$22.7
GridSense	0.2
OmniMetrix	2.3
Total	$25.2

RECENT DEVELOPMENTS

On October 16, 2015, one of our directors acquired a 10% interest in our OmniMetrix Holdings, Inc. subsidiary (“Holdings”) for $500,000. Holdings is the holder of 100% of the membership interests OmniMetrix, LLC. In the transaction, the director acquired 100 shares of Series A Preferred Stock (the “Preferred Stock”) of Holdings.

A dividend of 10% per annum will accrue on the Preferred Stock. The dividend will be payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the Preferred Stock is outstanding and has not been converted to Common Stock. The dividend will be payable in cash or the form of additional shares of Preferred Stock at the election of the holder of the Preferred Stock.

The Preferred Stock will convert at the option of the holder of the Preferred Stock on a one for one basis into Common Stock, subject to appropriate adjustments for corporate reorganizations, mergers, stock splits, etc. The Preferred Stock has full ratchet anti-dilution protection and will not be diluted by any issuances below a pre-money equity valuation of $5.5 million for OmniMetrix.

We will have the right to drag along the holder of the Preferred Stock in the event of a sale by us of at least a majority of our shares in OmniMetrix and the holder of the Preferred Stock will have the right to tag along on any such sale.

Following the sale, OmniMetrix repaid Acorn $346,000 of loans previously made by Acorn to OmniMetrix.

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

● Smart Grid Distribution Automation. These products and services are provided by our GridSense subsidiaries (GridSense Inc. in the United States and GridSense Pty Ltd. and CHK GridSense Pty Ltd. in Australia - collectively “GridSense”) which develops, markets and sells remote monitoring and control systems to electric utilities and industrial facilities worldwide.

● Machine-to-Machine Critical Asset Monitoring & Control (“M2M”). These products and services are provided by our OmniMetrix, LLC (“OmniMetrix”) subsidiary. OmniMetrix’s M2M activities provide wireless remote monitoring and control systems and services for critical assets including gas pipelines and backup generators.

During 2015, each of the three abovementioned activities represents a reportable segment. Each of our reportable operating segments is deemed to be a reporting unit for possible goodwill impairment. We review our goodwill for impairment annually at the reporting unit level in the fourth quarter of each fiscal year and analyze whether any indicators of impairment for goodwill and intangibles exist each quarter. In the second quarter of 2015, we wrote-off the remaining $513,000 of goodwill related to our Smart Grid Distribution Automation segment. In addition, in 2015, we have also written off all the intangibles associated with our Smart Grid Distribution Automation segment ($337,000 in the second quarter and $712,000 in the third quarter). We currently have $512,000 of goodwill remaining – all in our Energy & Security Sonar Solutions segment. Should assumptions used in the development of the fair values of our reporting units change in the coming quarters, we may recognize future goodwill impairment.

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

Through the third quarter of 2014, Acorn reported the activities of its US Seismic Systems, Inc. subsidiary ("USSI") in its Oil and Gas Sensor Systems segment which developed and produced fiber optic sensing systems for the energy and security markets. In early 2015, Acorn’s Board of Directors decided that it would no longer continue to fund USSI’s activities following the significant decline in oil prices which led to significantly reduced demand for USSI’s products. At that time, USSI effectively suspended operations and terminated substantially all employees. Accordingly, USSI’s activities are reflected as discontinued operations. Certain reclassifications have been made to the condensed consolidated financial statements for the three and nine month periods ended September 30, 2014 to conform to the current period's condensed consolidated financial statement presentation.

The following analysis should be read together with the segment information provided in Note 11 to the interim unaudited condensed consolidated financial statements included in this quarterly report.

DSIT Solutions

In late 2014 and in the first half of 2015, DSIT received over $21 million of new orders. The bulk of this amount ($15.4 million) was related to an order for four Hull Mounted Sonar (HMS) systems and an Anti-Submarine Warfare (ASW) Trainer for an undisclosed navy. The HMS systems are planned to be delivered within a period of three years while the ASW Trainer is planned to be delivered in the first quarter of 2016. In June 2015, DSIT received a down payment of $6.2 million as a result of this order. In addition, DSIT received a $2.2 million order from a returning customer (an undisclosed navy) as well as several follow-on orders with a total value of $1.6 million for development and production from a number of its customers in Israel. The projects involve development of both hardware and embedded software. In September 2015, DSIT successfully completed the Factory Acceptance test of a major project allowing it to bill the customer approximately $1.1 million from unbilled revenue, the cash receipt of which was made in late October. In early November 2015, DSIT completed another major milestone of this project allowing it to bill the customer an additional $1.8 million from unbilled revenue.

DSIT revenue of $10,068,000 in the first nine months of 2015 was $1,086,000 or 12% above its revenue for the first nine months of 2014 ($8,982,000). Third quarter revenue ($3,616,000) also represents an increase of $279,000 (8%) as compared to the third quarter 2014 revenue ($3,337,000) and an increase of $200,000 (6%) compared to second quarter 2015 revenue. Gross profit, gross margin and operating income all improved for DSIT in 2015. Gross profit increased as a result of increased revenue and an increase gross margin from 28% in 2014 (for all of DSIT’s activities) to 35% in 2015.

Revenue in Acorn’s Energy & Security Sonar Solutions segment increased from $8,112,000 for the first nine months of 2014 to $9,025,000 for the first nine months of 2015. The increase in revenues was primarily due to revenue recorded from DSIT’s $15.4 million project received in the first quarter of 2015 for Hull Mounted Sonar (HMS) systems and an Anti-Submarine Warfare (ASW) Trainer as well as increases in revenue from DSIT’s non-Naval projects following the receipt of a number of new project orders in 2015. Revenue from DSIT’s other IT and consulting activities which are included in Acorn’s Other segment activities also increased in 2015 (an increase of $173,000 to $1,042,000). The increase in 2015 revenue from DSIT’s other IT and consulting activities was primarily to due to revenues generated from upgrade and support services related to a new version of DSIT’s protocol management software for cancer patients.

DSIT’s gross profit increased 37% from $2,546,000 in the first nine months of 2014 to $3,483,000 in the first nine months of 2015. The increase in gross profit was due to both increased revenue and increased gross margins. The increase in the gross margin from 28% in 2014 to 35% in 2015 was due to the mix of projects worked on during the period as there was a larger increase in revenue reported in higher-margin Naval projects than in generally-lower-margin non-Naval projects. Gross margin in the third quarter of 2015 was 38% as compared to 38% in the second quarter of 2015. We expect that 2015’s gross margin will remain at or about the level of current gross margins which are in line with our historic gross margins (35% to 40%).

In 2012, DSIT and USSI were awarded a grant from the Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD Foundation”) for the joint development of a next generation integrated passive/active threat detection system for underwater site protection (PAUSS). The BIRD Foundation provides funding money for projects involving joint innovation and development between American and Israeli companies. Due to the suspension of USSI’s operations, the BIRD Foundation has decided that it will no longer fund DSIT’s continued development of the PAUSS on its own, but may continue to fund if DSIT finds a suitable U.S. based partner. DSIT is uncertain as to whether the BIRD Foundation will pursue recovery of previously funded amounts ($379,000).

During the first nine months of 2015, DSIT recorded $810,000 of net R&D expense ($200,000 in the third quarter), which was $27,000 greater than the $783,000 recorded in the first nine months of 2014. Third quarter net R&D expense was $143,000 less than the $343,000 of net R&D expense recorded in the second quarter of 2015. The decrease in net R&D expense in the third quarter of 2015 as compared to the second quarter of 2015 is due to a write-off in the second quarter of 2015 following the BIRD Foundation cancelling its participation in the funding of the PAUSS project. DSIT continues to work to develop land-based security fiber-optic products.

During the first nine months of 2015, DSIT recorded $2,346,000 of SG&A expense, which was approximately $68,000 or 3% below the $2,414,000 recorded in the first nine months of 2014. The decrease in SG&A expense from 2014 was primarily due to the weakening of the New Israeli Shekel (NIS) in the period as most of DSIT’s SG&A expense is denominated in NIS. Third quarter SG&A expense of $790,000 was $54,000 less than second quarter 2015 SG&A expense due to increased marketing costs in the second quarter. We expect quarterly SG&A expense for the coming quarters to remain at or about current levels.

At December 31, 2014, DSIT had a backlog of approximately $12.0 million. During the first nine months of 2015, DSIT received new orders totaling approximately $20.3 million and at the end of September 2015 had a backlog of approximately $22.7 million. Such backlog includes approximately $13.5 million remaining from the multi-year HMS and ASW project noted above and $2.8 million for long-term maintenance and support for another project expected to begin in late 2015. While DSIT has a significant pipeline, most of its major projects come after a lengthy sales cycle over which it has little control.

GridSense

GridSense reported first nine month 2015 revenue of $1,984,000, a decrease of $1,378,000 (41%) compared to its first nine month 2014 revenue of $3,362,000. The decrease in GridSense’s 2015 revenue was in its U.S. operations, which saw revenue decrease from $2,003,000 in 2014 to $1,513,000 in 2015, as well as in Australia, which saw revenue from sales made through its distributor network decrease from $1,359,000 in 2014 to $472,000 in 2015. The decreased U.S. revenue was attributable to a lower backlog entering 2015 as compared to 2014, while decreased Australian revenue was due to the fulfillment of backlog from a large 2014 order with few new orders coming in following the fulfillment of that order in 2015. Third quarter 2015 revenue ($374,000) also represents a decrease of $328,000 (47%) compared to second quarter 2015 revenue of $702,000. This decrease was due to reduced sales force in place in the U.S. in the beginning of 2015.

While GridSense sees some improvement in the overall business environment in the utility industry and expects utility spending to increase in future quarters, the timing of such spending on products such as those that GridSense provides cannot be predicted with certainty due to the sales cycle of electric utilities which is typically long and requires much technical and application support. To address these long sales cycles, GridSense has expanded its customer pilot programs around the globe. GridSense has not, however, generally been able to leverage market exposure into high volume sales. In order to expand to larger volume projects GridSense has narrowed its focus to specific applications that best line up with its product portfolio. This includes expanding pilots in those areas and expanding current deployments, which have shorter lead times. GridSense’s new management has realigned sales and engineering efforts and is focusing on these fewer and more standardized opportunities with the most perceived likelihood for successful deployment and commercial-scale orders. In early 2015, GridSense increased its number of sales personnel and has seen a large increase in its sales pipeline over the past 6 months, however, there can be no assurance as to whether this increased sales pipeline will ultimately materialize into orders for its products or the timing of revenue should these orders be received.

GridSense’s gross profit in the first nine months of 2015 decreased by $1,061,000 compared to its first nine months 2014 gross profit. The decrease in gross profit was attributable to both decreased revenue (see above) as well as reduced gross margins which deteriorated from 28% in the first nine months of 2014 to a negative 6% in 2015. The decrease in gross margin was attributable to a combination of factors. Gross margin in 2015 was primarily negatively impacted by the unexpected follow-on cost and a provision for future costs (in total in excess of $750,000) of a number of previous large deployments and a $46,000 impairment associated with inventory being held by GridSense’s distributor in Australia, without which, GridSense’s margins would have been 35%.

In the first nine months of 2015, GridSense recorded $410,000 of R&D expense as compared to $894,000 in the same period of 2014. The decreased R&D expense is due to the elimination of GridSense’s Australian operations in mid-2014 as well as reduced engineering staff in the U.S. Third quarter R&D expense ($111,000) was below that of the second quarter of 2015 ($144,000). GridSense expects that R&D expense going forward will remain at or about their current levels.

In the first nine months of 2015, GridSense recorded $1,439,000 of SG&A expense as compared to $2,129,000 in the same period of 2014. The decreased SG&A expense is due to the elimination of GridSense’s Australian operations as well as reduced headcount in the U.S. Third quarter 2015 SG&A expense ($453,000) was $74,000 below second quarter 2015 SG&A expense due primarily to the inclusion of approximately $60,000 of bad debt expense in second quarter 2015 results. GridSense expects that SG&A expense going forward will increase slightly following the hiring of additional sales personnel.

In the third quarter of 2015, following lower than anticipated sales and results for the quarter, GridSense recorded an impairment charge of $712,000 representing primarily the impairment of U.S. based remaining amortizing technologies, customer relationships and trade name recorded in the acquisition of GridSense. This impairment charge follows a second quarter 2015 goodwill impairment charge of $513,000 and a second quarter 2015 impairment charge of $337,000 representing the impairment of certain technologies and the value of customer relationships and trade name associated with GridSense’s historic operations in Australia.

GridSense was a party to a Loan and Security Agreement with Square 1 Bank (the “Bank”) dated as of November 2, 2012, as amended from time to time (the “Loan Agreement”) and is a party to a related Financing Agreement (the “Financing Agreement”). The obligations of GridSense to the Bank under the Loan Agreement were guaranteed by Acorn.

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

Effective as of April 30, 2015, GridSense and the Bank entered into an amendment to the Loan Agreement pursuant to which (i) the Bank waived events of default under the Loan Agreement and Financing Agreement, (ii) GridSense paid $500,000 to the Bank in reduction of its obligations under the Loan Agreement, and (iii) the Company deposited $250,000 on each of May 4, 2015 and May 14, 2015 into a restricted account (the “Restricted Account”) at the Bank to secure the Company’s guaranty of GridSense’s obligations under the Loan Agreement. Prior to the Leap Tide transaction (see “Liquidity and Capital Resources” below), Acorn had deposited a total of $500,000 into the Restricted Account and GridSense owed $980,000 under the Loan Agreement. Following the completion of the Leap Tide transaction on August 13, 2015, Acorn paid $480,000 to the Bank and applied the $500,000 that was in the Restricted Account to the outstanding debt to the Bank in full satisfaction of amounts due under the Loan Agreement.

Under a separate Financing Agreement, the bank continues to allow GridSense to borrow against 80% of certain accounts receivable balances up to an additional $750,000 (to July 16, 2016). As at September 30, 2015, GridSense was utilizing approximately $140,000 of its accounts receivable financing ($166,000 being utilized on October 31, 2015).

Acorn continues to lend GridSense money for its working capital needs. In 2015, through November 12, 2015, Acorn lent GridSense $2,824,000 of which $980,000 was used to pay down GridSense’s debt under its Loan Agreement. GridSense’s working capital needs as well as its ability to repay these loans and any additional loans are dependent upon meeting their sales forecasts in 2015 and beyond.

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

OmniMetrix

In the first nine months of 2015, OmniMetrix recorded revenue of $2,149,000 ($1,774,000 in its M2M activities and $375,000 in its PM activities) as compared to $2,001,000 ($1,587,000 in its M2M activities and $414,000 in its PM activities) recorded in the first nine months of 2014, representing an increase of 7%. The increase in first nine months revenue is driven by the increase in monitoring revenue as a result of an increase in the number of critical assets and equipment being monitored, as well as an increase in the average revenue per monitor sold following a change in OmniMetrix’s pricing model. Third quarter 2015 revenue of $786,000 increased $96,000 or 14% from second quarter 2015’s revenues of $690,000.

First nine month 2015 gross profit of $1,251,000 reflected a gross margin of 58% on 2015 revenues. Such gross profit represents an increase from first nine month 2014 gross profit of $1,151,000 (gross margin of 58%). Third quarter 2015 gross profit of $435,000 (gross margin of 55%) reflects an increase from second quarter 2015 gross profit of $378,000 (gross margin of 55%). The increase in the gross profit in the first nine months of 2015 compared to first nine months of 2014 was attributable to increased revenues as margins were unchanged. Similarly, the increase in gross profit in the third quarter of 2015 as compared to the second quarter of 2015 was also due to increased revenues.

During the first nine months of 2015, OmniMetrix recorded $415,000 of R&D costs ($143,000, $149,000 and $123,000 in the first, second and third quarters, respectively) as compared to approximately $458,000 of R&D in the first nine months of 2014. We do not expect that these costs will materially change in future quarters.

During the first nine months of 2015, OmniMetrix recorded $2,096,000 of SG&A costs. Such costs represent an increase of $183,000 or 10% from first nine month 2014 SG&A costs of $1,913,000 due primarily to increased salary costs. Third quarter 2015 SG&A costs of $747,000 were relatively unchanged from second quarter 2015 SG&A costs of $771,000. We anticipate that SG&A costs will continue to remain relatively stable in upcoming quarters.

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

OmniMetrix currently has no other sources of financing other than its sales and financing from Acorn. In 2015, through November 12, 2015, Acorn lent OmniMetrix a total of $480,000 (net of repayments – see Recent Developments). Over the balance of 2015 and into 2016, OmniMetrix will continue to require additional financing, the amounts dependent upon its level of penetration into the M2M and PM markets. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

USSI

In March 2015, Acorn announced that it had stopped funding its USSI subsidiary and that USSI had suspended all operations and terminated virtually all of its employees. USSI unsuccessfully attempted to sell its assets in order to maximize value for its creditors and other stakeholders. On September 25, 2015, the bank to which USSI had previously granted a lien on substantially all of its assets including USSI’s intellectual property held a public auction and received no offers for the assets of USSI. The bank filed a credit bid for $725,000 and acquired all the assets of USSI.

On September 28, 2015, the Board of Directors of USSI approved a motion to file a voluntary petition for protection under chapter 7 of title 11 of the United States Code (a “Chapter 7 Bankruptcy”). Such filing was made on September 30, 2015. Under a Chapter 7 Bankruptcy, control of USSI no longer rests with the Company, but rather with a court appointed trustee. Accordingly, effective September 30, 2015, we are no longer consolidating the assets, liabilities or operating results of USSI and recorded a loss of $401,000 on the deconsolidation of USSI which is included in Income (loss) from discontinued operations, net of income taxes in our Condensed Consolidated Statements of Operations. During the first nine months of 2015, USSI’s activities resulting in a loss of $772,000 which are also included in Income (loss) from discontinued operations, net of income taxes in our Condensed Consolidated Statements of Operations.

Corporate

Corporate general and administrative (“G&A”) expense of $2,800,000 in the first nine months of 2015 was slightly above the $2,678,000 of expense in the first nine months of 2014, reflecting an increase of $122,000 or 5%. Third quarter 2015 G&A expense of $912,000 was $57,000 (7%) above second quarter 2015 G&A expense and $219,000 (32%) above third quarter 2014 G&A expense.

The increase in G&A expense in 2015 was due to an increase in professional and consulting fees of approximately $500,000 associated with exploring potential strategic events for various operating subsidiaries, costs associated with the Leap Tide transaction and other one-time expenses associated with the winding down of USSI. This increase offset reduced salary costs ($560,000 in 2015 vs. $768,000 in 2014), non-cash stock compensation expense ($522,000 in 2015 vs. $629,000 in 2014) and investor relations costs ($85,000 in 2015 vs. $175,000 in 2014). The increase in third quarter 2015 G&A expense as compared to the second quarter of 2015 was primarily due to costs associated with the Leap Tide transaction and other one-time professional fees. We expect corporate general and administrative quarterly expense for upcoming quarters to return the level of expense approximating that of the second quarter of 2015.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three and nine month periods ended September 30, 2014 and 2015, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. For segment data see Note 11 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Nine months ended September 30,					Three months ended September 30,
	2014		2015		Change from	2014		2015		Change from
	($,000)	% of revenues	($,000)	% of revenues	2014 to 2015	($,000)	% of revenues	($,000)	% of revenues	2014 to 2015
Revenue	$14,345	100%	$14,201	100%	(1)%	$5,168	100%	$4,776	100%	(8)%
Cost of sales	9,706	68%	9,586	68%	(1)%	3,235	63%	3,345	70%	3%
Gross profit	4,639	32%	4,615	32%	(1)%	1,933	37%	1,431	30%	(26)%
R&D expenses, net	2,135	15%	1,635	12%	(23)%	677	13%	434	9%	(36)%
SG&A expenses	9,134	64%	8,681	61%	(5)%	2,690	52%	2,902	61%	8%
Impairments	--	--	1,562	11%	--	--	--	712	15%	--
Provision for loss – channel partner	649	5%	--	--	(100)%	--	--	--	--	--
Restructuring and related charges	294	2%	--	--	(100)%	96	2%	--	--	(100)%
Operating loss	(7,573)	(53)%	(7,263)	(51)%	(4)%	(1,530)	(30)%	(2,617)	(55)%	71%
Finance income (expense), net	(65)	0%	(260)	(2)%	300%	81	2%	(166)	(3)%	(305)%
Loss before taxes on income	(7,638)	(53)%	(7,523)	(53)%	(2)%	(1,449)	(28)%	(2,783)	(58)%	92%
Income tax expense benefit	(125)	(1)%	(47)	0%	(62)%	(12)	0%	(58)	(1)%	383%
Net loss from continuing operations	(7,763)	(54)%	(7,570)	(53)%	(2)%	(1,461)	(28)%	(2,841)	(59)%	94%
Income (loss) from discontinued operations, net of income taxes	(6,881)	(48)%	(1,173)	(8)%	(83)%	(2,687)	(52)%	208	4%	(108)%
Net loss	(14,644)	(102)%	(8,743)	(62)%	(40)%	(4,148)	(80)%	(2,633)	(55)%	(37)%
Non-controlling interests share of net (income) loss – continuing operations	98	1%	(29)	0%	(130)%	(40)	(1)%	(46)	(1)%	15%
Non-controlling interests share of net (income) loss – discontinued operations	866	6%	98	1%	(89)%	339	7%	(77)	(2)%	(123)%
Net loss attributable to Acorn Energy, Inc.	$(13,680)	(95)%	$(8,674)	(61)%	(37)%	$(3,849)	(74)%	$(2,756)	(58)%	(28)%

Revenue. Revenue in the first nine months of 2015 decreased by $144,000 or 1% from $14,345,000 in the first nine months of 2014 to $14,201,000 in the first nine months of 2015. Increased revenue was reported by DSIT (an increase from $8,982,000 to $10,068,000) and OmniMetrix (from $2,001,000 to $2,149,000). Revenue at GridSense decreased from $3,362,000 in 2014 to $1,984,000 in 2015. Increased revenue at DSIT was primarily attributable to revenue recorded from DSIT’s recently received $15.4 million project to provide HMS systems and an ASW Trainer to an undisclosed Navy as well as increased revenue from non-Naval projects following the receipt of a number of new project orders. OmniMetrix's increased revenue was attributable to an increase in the number of units being monitored. The decrease in revenues at GridSense was due to lower backlog in both the U.S. and Australia entering 2015 as compared to 2014 and a significant reduction of revenues in Australia through GridSense’s distributor.

Gross profit. Gross profit in the first nine months of 2015 reflected a decrease of $34,000 (1%) as compared to the first nine months of 2014.

DSIT’s first nine month 2015 gross profit increased from $2,546,000 to $3,483,000. DSIT’s gross margin increased from 28% in 2014 to 35% in 2015. The increase in DSIT’s gross profit was due to the mix of projects worked on during the period as increased revenue was reported in generally-lower-margin non-Naval projects. OmniMetrix recorded gross profit of $1,251,000 in the first nine months of 2015 as compared to a $1,151,000 gross profit recorded in the first nine months of 2014. OmniMetrix’s gross margin was unchanged at 58% in the first nine months of both 2014 and 2015. GridSense’s first nine month 2015 gross profit decreased from $942,000 in the first nine months of 2014 to a negative gross profit of $119,000. The decrease in GridSense’s gross profit was due to both reduced revenue and a decrease in the gross margin in 2015. GridSense’s gross margin decreased from 28% in the first nine months of 2014 to a negative 6% in the first nine months of 2015. The decrease in gross margins in 2015 was due to primarily to the unexpected follow-on cost and provision for future costs of a number of large deployments and an impairment associated with inventory being held by GridSense’s distributor in Australia, without which, GridSense’s margins would have been 35%.

Research and development (“R&D”) expenses, net. As compared to the first nine months of 2014, R&D expenses decreased $500,000 (23%) to $1,635,000 in the first nine months of 2015. The decrease in R&D expenses was primarily at GridSense whose R&D expense decreased from $894,000 in the first nine months of 2014 to $410,000 in the first nine months of 2015. The decrease in GridSense R&D was due to the elimination of GridSense’s Australian operations and reduced engineering staff in the U.S. R&D expense at OmniMetrix decreased from $458,000 in the first nine months of 2014 to $415,000 in the first nine months of 2015. DSIT’s R&D expense increased from $783,000 in the first nine months of 2014 to $810,000 in the first nine months of 2015. The increase in DSIT’s R&D expense is due to the BIRD Foundation cancelling its participation in the funding of the PAUSS project.

Selling, general and administrative (“SG&A”) expenses. SG&A expenses in the first nine months of 2015 decreased by $453,000 (5%) as compared to the first nine months of 2014. The decreased SG&A was primarily attributable to decreased SG&A expense recorded at GridSense whose expense decreased $690,000 (32%) from $2,129,000 in the first nine months of 2014 to $1,439,000 in the first nine months of 2015. The decrease in GridSense’s SG&A expense was due to the elimination of GridSense's Australian operations in mid-2014 as well as a reduced headcount in the U.S. DSIT's SG&A expense in the first nine months of 2015 decreased slightly ($68,000) which was primarily due to the weakening of the New Israeli Shekel (NIS) as most of DSIT’s SG&A expense is denominated in NIS. OmniMetrix’s costs increased in the first nine months of 2015 as compared to the first nine months of 2014 from $1,913,000 to $2,096,000 due to increased salary costs. Corporate expense increased slightly ($122,000 or 5%) to $2,800,000 as a result of increased professional and consulting fees associated with exploring potential strategic events for various operating subsidiaries, costs associated with the Leap Tide transaction and other one-time expenses time expenses which were partially offset by reduced salary, stock-compensation and investor relations costs.

Impairments. In the third quarter of 2015, following lower than anticipated sales and results for the quarter, GridSense recorded an impairment charge of $712,000 representing primarily the impairment of U.S. based remaining amortizing technologies, customer relationships and trade name recorded in the acquisition of GridSense. This impairment charge follows a second quarter 2015 goodwill impairment charge of $513,000 and a second quarter 2015 impairment charge of $337,000 representing the impairment of certain technologies and the value of customer relationships and trade name associated with GridSense’s historic operations in Australia.

Loss from discontinued operations, net of income taxes. During the first nine months of 2014, USSI recorded losses net of income tax of $6,881,000 as compared to a loss of $1,173,000 during the first nine months of 2015. The loss in 2015 includes a loss of $401,000 on the deconsolidation of USSI following the filing of a voluntary petition for protection under chapter 7 of title 11 of the United States Code by USSI.

Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn Energy of $8.7 million in the first nine months of 2015 compared to a net loss of $13.7 million in the first nine months of 2014. The breakdown of our loss in 2015 is as follows: GridSense - $3.7 million of which $1.6 million are non-cash impairments of goodwill and other intangibles (a loss of $2.4 million in 2014), OmniMetrix - $1.3 million (a loss of $1.4 million in 2014) with corporate expenses contributing an additional $2.8 million of which $0.5 million was non-cash stock compensation expense ($3.2 million in 2014 of which $0.6 million was non-cash stock compensation expense). DSIT reported net income in 2015 of $0.2 million (a loss of $0.7 million in 2014). Our losses at our USSI discontinued operations also contributed $1.1 million of losses net of non-controlling interests ($6.0 million in 2014).

Liquidity and Capital Resources

On August 13, 2015, the Company executed a Loan and Security Agreement with Leap Tide Capital Partners III, LLC (“Leap Tide”), pursuant to which the Company borrowed $2,000,000 from Leap Tide (the “LT Loan”). Principal and accrued interest is due and payable on August 13, 2016. Interest accrues and is payable quarterly at a rate of 10% per annum. At the closing, $100,000 of the proceeds were deposited into an escrow account which will be used to fund the payment of interest; the escrow account shall be maintained at not less than $50,000 until the last three months before maturity.

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

The Company does not have sufficient authorized common stock to cover the full amount of Vested Share Rights that will accrue through maturity of the LT Loan. Failure by the Company to effectuate a charter amendment to authorize sufficient additional common stock by March 31, 2016 shall be deemed an event of default, triggering Leap Tide’s right to accelerate the LT Loan and entitling Leap Tide to put to the Company, at a price equal to $0.40 per Initial Share and Vested Share Right, any Initial Shares and any Vested Share Rights (see below for the liability recorded with respect to the Leap Tide put).

Subject to customary permitted liens, the LT Loan is secured by a first priority lien on the assets of the Company, except that the lien on the Company’s shares of DSIT is pari passu with a preexisting lien held by DSIT to secure its loans to the Company in the principal amount of up to $5 million. DSIT and Leap Tide have entered into an intercreditor and collateral agency agreement reflecting the pari passu nature of their respective liens. Each of the Company’s domestic subsidiaries (GridSense, OMX Holdings, Inc. and OmniMetrix) has guaranteed the repayment of the LT Loan, and GridSense and OmniMetrix have pledged their respective IP as security.

As of September 30, 2015, we had a negative working capital of $1.1 million. This amount includes deferred revenue of $5.9 million associated with DSIT ($4.5 million) and OmniMetrix ($1.4 million). Our negative working capital included $0.5 million of cash and cash equivalents, restricted deposits of approximately $2.9 million and an escrow deposit of $0.1 million.  Net cash decreased during the nine months ended September 30, 2015 by $4.3 million. During the first nine months of 2015, $1.0 million of cash was provided by operating activities ($2.7 million in continuing operations).

The primary source of cash in operating activities during the first nine months of 2015 was the cash provided by the operations of our DSIT subsidiary which generated $6.1 million of cash primarily from the increase in deferred revenues following its down payment receipt of $6.2 million for its recent order for HMS systems and an ASW Trainer for an undisclosed navy (see cash used in investment activities below). Our other subsidiaries in continued operations used $1.2 million (GridSense), $0.6 million (OmniMetrix) while our corporate headquarters used $1.6 million. Our discontinued operations (USSI) used $1.8 million in their operations in the first nine months of 2015.

A total of $5,969,000 of cash was used in investment activities during the first nine months of 2015. The primarily use of cash in investment activities was for the $5,439,000 net change in restricted deposits. The net increase in restricted deposits is related to various performance and bank guarantees provided in DSIT’s normal course of business. The bulk of the net increase in restricted deposits is related to the abovementioned down payment receipt of $6.2 million for its recent order for HMS systems and an ASW Trainer for an undisclosed navy, a portion of which was subsequently released for use for DSIT. An additional $156,000 was used in the acquisition of property and equipment, $274,000 was used to fund severance assets and $100,000 was used to fund an escrow deposit related to our Leap Tide transaction.

Net cash of $567,000 was provided by financing activities in the first nine months of 2015. We received $2,000,000 in the Leap Tide transaction. These proceeds were partially offset by the net change in short-term debt ($1,337,000) and the repayments of long-term debt ($96,000).

At September 30, 2015, DSIT had approximately, $6.6 million of restricted cash in banks ($2.9 in current and $3.7 in non-current) and approximately NIS 4.6 million (approximately $1.2 million at the September 30, 2015 exchange rate) in Israeli credit lines available to it from two Israeli banks (approximately $535,000 from one bank and $635,000 from the other). At September 30, 2015, approximately $1.1 million of DSIT’s lines were being used. The lines-of-credit are subject to maintaining certain financial covenants. At September 30, 2015, DSIT was in compliance its financial covenants. In addition, to the above lines-of-credit, in December 2014, DSIT entered into an agreement with another bank to allow DSIT to borrow against certain accounts receivable balances at an interest rate equal to the Israeli prime rate plus 1.8%. At September 30, 2015, DSIT had borrowed approximately $1.7 million against certain accounts under this agreement.

Acorn continues to lend GridSense money for its working capital needs. In 2015, through November 12, 2015, Acorn lent GridSense $2,824,000 of which $980,000 was used to pay down GridSense’s debt under its Loan Agreement. GridSense’s working capital needs as well as its ability to repay these loans and any additional loans are dependent upon meeting their sales forecasts in 2015 and beyond.

Effective as of April 30, 2015, GridSense and the Bank entered into an amendment to the Loan Agreement pursuant to which (i) the Bank waived events of default under the Loan Agreement and Financing Agreement, (ii) GridSense paid $500,000 to the Bank in reduction of its obligations under the Loan Agreement, and (iii) the Company deposited $250,000 on each of May 4, 2015 and May 14, 2015 into a restricted account (the “Restricted Account”) at the Bank to secure the Company’s guaranty of GridSense’s obligations under the Loan Agreement. Prior to the Leap Tide transaction, Acorn had deposited a total of $500,000 into the Restricted Account and GridSense owed $980,000 under the Loan Agreement. Following the completion of the Leap Tide transaction, Acorn paid $480,000 to the Bank and applied the $500,000 that was in the Restricted Account to the outstanding debt to the Bank in full satisfaction of amounts due under the Loan Agreement.

Under a separate Financing Agreement, the bank continues to allow GridSense to borrow against 80% of certain accounts receivable balances up to an additional $750,000 (to July 16, 2016). As at September 30, 2015, GridSense was utilizing approximately $140,000 of its accounts receivable financing ($166,000 being utilized on October 31, 2015).

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

OmniMetrix currently has no other sources of financing other than its sales and financing from Acorn. In 2015, through November 12, 2015, Acorn lent OmniMetrix a total of $480,000 (net of repayments – see Recent Developments). Over the balance of 2015 and into 2016, OmniMetrix will continue to require additional financing, the amounts dependent upon its level of penetration into the M2M and PM markets. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

In March 2015, Acorn announced that it had stopped funding its USSI subsidiary and that USSI had suspended all operations and terminated virtually all of its employees. USSI unsuccessfully attempted to sell its assets in order to maximize value for its creditors and other stakeholders. On September 25, 2015, the bank to which USSI had previously granted a lien on substantially all of its assets including USSI’s intellectual property held a public auction and received no offers for the assets of USSI. The bank filed a credit bid for $725,000 and acquired all the assets of USSI. On September 28, 2015, the Board of Directors of USSI approved a motion to file a voluntary petition for protection under a Chapter 7 Bankruptcy. Such filing was made on September 30, 2015. Accordingly, we do not anticipate incurring any further material costs with respect to USSI.

As of November 12, 2015, Acorn's corporate operations (not including cash at any of our subsidiaries) held a total of approximately $140,000 in unrestricted cash and cash equivalents. Earlier in 2015, we expected that we would have sufficient liquidity to finance our activities and the activities of GridSense and OmniMetrix based upon our cash balances at the time and the support then expected to be provided by DSIT (up to $5.0 million in 2015). Support from DSIT has not materialized primarily due to delays in the billing and collection of certain unbilled revenue. From January 1, 2015 to September 30, 2015, DSIT has lent us approximately $465,000. We expect to continue to support the financing needs of our subsidiaries to the extent that we can.  While we no longer expect DSIT to provide significant additional funding, we expect that over the balance 2015 and into 2016, DSIT will generate cash from its existing receivable and unbilled revenue balances (approximately $2.8 million and $6.3 million, respectively, at October 31, 2015) a portion of which is expected to be available to support the corporate cash needs of Acorn and its subsidiaries. However, such support is dependent upon DSIT meeting certain project milestones and collecting on its receivables and unbilled revenues. To the extent DSIT cannot provide support for Acorn’s corporate cash needs and its subsidiaries, we will continue to pursue alternative sources of funding, which may include additional loans from related and/or non-related parties, a sale or partial sale of one or more of our operating subsidiaries or equity financings. There can be no assurance however that we will successfully be able to exercise any of these options to improve our liquidity.

If the support to be provided by DSIT is not available in sufficient amounts, and Acorn is unsuccessful in improving its liquidity by the other means mentioned above, Acorn will not be able to fund its own corporate activities, which could materially impact its ability to continue operations, and Acorn may not be able to fund GridSense and OmniMetrix as it has historically, which could materially impact the carrying value of these subsidiaries.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of September 30, 2015.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending September 30, (in thousands)
	Total	2016	2017-2018	2019-2020	2021 and thereafter
Bank and other debt	$3,060	$3,060	$—	$—	$—
Leap Tide	2,000	2,000	—	—	—
Operating leases	830	406	288	136	—
Potential severance obligations (1)	4,894	40	1,029	208	3,617
Minimum royalty payments (2) (3) (4)	—	—	—	—	—
Total contractual cash obligations	$10,784	$5,506	$1,317	$344	$3,617

(1) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of September 30, 2015, we accrued a total of $4.9 million for potential severance obligations to our Israeli employees of which approximately $3.5 million was funded. The timing of actual payment of severance obligations are uncertain as employees may continue to work beyond the legal retirement age.

(2) In September 2012, our DSIT and USSI subsidiaries were awarded a joint $900,000 grant from the BIRD Foundation for the joint development of the next generation integrated passive/active threat detection system for underwater site protection (“PAUSS”). Under the terms of the grant agreement, both DSIT and USSI were to repay the grant based on 5% of gross sales of the commercialized product, if any. The above table does not include any royalties that may be paid under this arrangement. Due to the suspension of USSI’s operations, the BIRD Foundation has decided that it will no longer fund DSIT’s continued development of the PAUSS on its own, but may continue to fund if DSIT finds a suitable U.S. based partner. It is unclear at this time how the suspension of activities at USSI and the cancellation of participation in the funding of this project by the BIRD Foundation may impact DSIT’s obligations under this arrangement or whether the BIRD Foundation will pursue recovery of previously funded amounts (approximately $379,000).

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

Foreign Currency Risk

Our non-US dollar monetary assets and liabilities (net liabilities of approximately $2.9 million) in Israel at our DSIT subsidiary are exposed to fluctuations in exchange rates. Our non-US dollar monetary liabilities in Australia from residual activities at our GridSense subsidiary are not material. At times, our DSIT subsidiary enters into various hedging contracts which do not qualify as hedging instruments under accounting principles to try to mitigate its foreign currency exposure risks. At September 30, 2015, DSIT entered into forward contracts (through April 2016) to sell U.S. dollars (between $400,000 and $800,000 per month at a weighted average exchange rate of 3.86 NIS/$1.00). Furthermore, approximately $4.9 million of our backlog of projects are contracts and orders that are not denominated in US dollars.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, restricted deposits, trade receivables and unbilled revenue. The counterparty to a significant portion of our cash and cash equivalents ($0.4 million) is a major U.S. bank. The counterparties to our restricted deposits ($6.6 million) are two major Israeli banks. We do not believe there is significant risk of non-performance by these counterparties. Approximately 63% ($3.2 million) of the trade accounts receivable at September 30, 2015 was due from three customers that pay over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base. Approximately 69% ($4.4 million) of the balance in unbilled revenue at September 30, 2015 was due from three customers that have historically paid their trade receivables over usual credit periods. Credit risk with respect to the balance of unbilled revenue is generally diversified due to the number of entities comprising our customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In the normal course of business, we are exposed to fluctuations in interest rates on our lines-of-credit ($1.2 million available; $1.1 million of which was being used at September 30, 2015) to finance our operations in Israel. The interest rate of one of our lines-of-credit interest is linked to the Israeli prime rate (1.75% at December 31, 2014 and 1.6% at September 30, 2015).

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

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended September 30, 2015, filed on November 16, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: November 16, 2015

	By:	/s/ MICHAEL BARTH
Michael Barth
Chief Financial Officer

