Form 10-Q/A
period 2015-09-30
ACORN ENERGY, INC.
filed 2016-02-03
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

Acorn Energy, Inc. is filing this Amendment No. 1 (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on November 16, 2015, for the sole purpose of filing the exhibits 10.1 and 10.2 which were inadvertently not filed with the Form 10-Q.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS.

#10.1	Loan and Security Agreement, dated as of August 13, 2015, by and between Acorn Energy, Inc., GridSense Inc., OMX Holdings Inc., OmniMetrix, LLC, Leap Tide Capital Partners III, LLC and the Guarantors as defined therein.

#10.2	Intellectual Property Security Agreement, dated as of August 13, 2015, by and between Acorn Energy, Inc., GridSense Inc., OmniMetrix, LLC, and Leap Tide Capital Partners III, LLC.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended September 30, 2015, filed on November 16, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	This exhibit is filed or furnished herewith.
*	This exhibit was previously filed or furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: February 3, 2016

	By:	/s/ MICHAEL BARTH
Michael Barth
Chief Financial Officer