Form 10-K
period 2015-12-31
ACORN ENERGY, INC.
filed 2016-03-30
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015	Commission file number: 001-33886

ACORN ENERGY, INC.

(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2786081 (I.R.S. Employer Identification No.)

3844 Kennett Pike, Wilmington, Delaware (Address of principal executive offices)	19807 (Zip Code)

302-656-1707

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of last day of the second fiscal quarter of 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $10.9 million based on the closing sale price on that date as reported on the NASDAQ Capital Market. As of March 25, 2016 there were 27,325,591 shares of Common Stock, $0.01 par value per share, outstanding.

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

AquaShieldTM, AquaShield ERTM, PointShieldTM, SeaShieldTM, NetShieldTM, SonoBarrierTM, Blackfish 567TM, Blackfish 911TM, StructureShieldTM, StructureSenseTM, PerimeterShieldTM, TunnelShieldTM, PipeSafeTM, PAUSSTM and LightLineTM are trademarks of DSIT Solutions Ltd. GridSense®, HighVTM, GridInSiteTM, CableIQ®, PowerMonicTM, BreakerIQ®, LineIQ®, TransformerIQ®, DemandIQTM and DistributionIQ® are trademarks of our GridSense subsidiaries. OmniMetrix®, OmniView®, ScopeViewTM, TrueGuardTM and TrueShieldTM are trademarks of our OmniMetrix, LLC subsidiary.

PART I

ITEM 1. BUSINESS

OVERVIEW

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology driven solutions for energy infrastructure asset management. Each of our three businesses is focused on helping its customers achieve greater productivity, reliability, security and efficiency.

Through our majority or wholly-owned operating subsidiaries, we provide the following services and products:

●	Energy & Security Sonar Solutions. We provide sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other advanced sonar and acoustic systems such as Hull Mounted Sonar systems (“HMS”) for surface ships and real-time embedded hardware and software development and production through our DSIT Solutions Ltd. (“DSIT”) subsidiary (see below).

●	Smart Grid Distribution Automation. These products and services are provided by our GridSense Inc. subsidiary (“GridSense”) which develops markets and sells remote monitoring and control systems to electric utilities and industrial facilities worldwide.

●	Machine-to-Machine (“M2M”) Critical Asset Monitoring & Control (formerly Power Generation (“PG”) Monitoring). These products and services are provided by our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary. OmniMetrix’s M2M products and services deliver critical, real-time machine information to customers and provide remote diagnostics and prognostics that give users real-time visibility of their equipment and assets.

During 2015, each of the abovementioned activities represented a reportable segment. In addition, our “Other” segment represents certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities performed by our DSIT subsidiary as well as Pipeline Monitoring (“PM”) activities (for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies) in our OmniMetrix subsidiary, that do not meet the quantitative thresholds and which may be combined for reporting under applicable accounting principles. At December 31, 2015, our continuing operations are represented by three reporting segments: Energy & Security Sonar Solutions (DSIT), Smart Grid Distribution Automation (GridSense) and M2M (OmniMetrix).

In March 2015, the our Board of Directors decided that it would no longer continue to fund our US Seismic Systems, Inc. (“USSI”) subsidiary’s activities following the significant decline in oil prices which led to significantly reduced demand for USSI’s products. At that time, USSI effectively suspended operations and terminated substantially all employees. On September 30, 2015, USSI filed for a Chapter 7 Bankruptcy.

On January 28, 2016, Acorn entered into a Share Purchase Agreement for the sale of a portion of its interest in DSIT Solutions, Ltd. to Rafael Advanced Defense Systems Ltd., a major Israeli defense company. Following the closing of the sale of a portion of our holdings in DSIT (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments), we will own approximately 41.2% of DSIT and have limited representation on its Board. Accordingly, we will no longer be consolidating DSIT and will be reporting DSIT’s results on the equity method. Consequently, beginning in the second quarter of 2016, we will no longer be reporting segment information with respect to the Energy & Security Sonar Solutions segment.

We continually evaluate opportunities related to all of our portfolio companies and our goal is to maximize shareholder value and position our portfolio companies for a strategic event, which may include co-investment by one or more third parties and/or a sale of assets.

FINANCIAL RESULTS BY COMPANY

The following tables show, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies.

	Year ended December 31, 2015
	DSIT	GridSense	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$13,501	$2,507	$3,047	$—	$19,055
Cost of Sales	9,125	2,487	1,256	—	12,868
Gross profit	4,376	20	1,791	—	6,187
Gross profit margin	32%	1%	59%		32%
R& D expenses, net of credits	1,191	500	514	—	2,205
Selling, general and administrative expenses	3,162	1,876	2,830	3,640	11,508
Impairment of goodwill and intangibles	—	1,562	—	—	1,562
Operating income (loss)	$23	$(3,918)	$(1,553)	$(3,640)	$(9,088)

	Year ended December 31, 2014
	DSIT	GridSense	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$12,311	$4,493	$2,756	$—	$19,560
Cost of Sales	8,576	3,196	1,150	—	12,922
Gross profit	3,735	1,297	1,606	—	6,638
Gross profit margin	30%	29%	58%		34%
R& D expenses, net of credits	1,002	1,096	616	—	2,714
Selling, general and administrative expenses	3,135	2,742	2,586	3,560	12,023
Impairment of goodwill and intangibles	—	1,773	—	—	1,773
Restructuring and related charges	—	198	96	—	294
Operating loss	$(402)	$(4,512)	$(1,692)	$(3,560)	$(10,166)

DSIT SOLUTIONS LTD.

During 2015 and until we close on the sale of a portion of our interest (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments), we own approximately 88.3% of DSIT (upon conversion of preferred stock, 78.7% on a fully diluted basis). We will own approximately 41.2% of DSIT following the sale of a portion of our interest in the company to Rafael Advanced Defense Systems Ltd. (“Rafael”), a major Israeli defense company. DSIT is a globally-oriented business based in Israel with expertise in sonar and acoustics and development capabilities in the areas of real-time and embedded systems.  Based on these capabilities, we offer a full range of sonar and acoustic-related solutions to strategic energy installations as well as defense and homeland security markets. In addition, based on expertise in fields such as signal acquisition and processing applications, telemetry and navigation technologies and command, control and communication management (“C3”) we provide wide ranging solutions to both governmental and commercial customers.

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

Energy & Security Sonar Solutions. Our energy & security sonar solutions include a full range of sonar and acoustic-related solutions to the strategic energy installation, defense and homeland security markets. These solutions include:

●	AquaShield™ Diver Detection Sonar (“DDS”) – DSIT has developed an innovative, cost-effective DDS system, the AquaShield™, that provides critical coastal and offshore protection of sites through long-range detection, tracking, classification and warning of unauthorized divers and Swimmer Delivery Vehicles (“SDVs”) for rapid deployment and effective response. Our AquaShield™ DDS system is fully automatic and customizable, and requires human intervention only for final decision and response to the threat. The DDS sensors can be integrated with other sensors into a comprehensive command and control (“C&C”) system to provide a complete tactical picture both above and below the water for more intelligent evaluation of and effective response to threats.

●	PointShield™ Portable Diver Detection Sonar (PDDS) – The PointShield™ PDDS is a medium range portable diver detection sonar aimed at protecting vessels at anchorage and covers restricted areas such as water canals and intakes. The PointShield™ is a cost-effective system tailored to meet the needs of customers, whose main concern is portability and flexibility.

●	AquaShield-ERTM – The AquaShield-ERTM (extended range) DDS is similar to our AquaShieldTM DDS except that it is specially designed to enable detection, tracking and classification of targets at much longer ranges thus enabling better response time when this is required for operational considerations.

●	Hull Mounted Sonar systems for surface ships – DSIT started its sonar activity 25 years ago building part of the HMS for the Israeli Navy SAAR 5 corvettes. Since then, a large portion of the sonar functions can be achieved using software which has reduced costs. In addition, DSIT has created sonar building blocks (see below) that enable it to offer to customers and shipyards a cost effective Hull Mounted Sonar with good performance at an affordable price.

●	Mobile/Portable Acoustic Range (“MAR/PAR”) – The MAR and PAR accurately measures a submarine’s or surface vessel’s radiated noise; thus enabling navies and shipyards to monitor and control the radiated noise and to silence their submarines and ships. By continuously tracking the measured vessel and transmitting the data to a measurement ship, the MAR system enables real time radiated noise processing, analysis and display. The system also includes a platform database for measurement results management and provides playback and post analysis capability.

●	Generic Sonar Simulator (“GSS”) – DSIT has developed a GSS for the rapid and comprehensive training of Anti-Submarine Warfare (“ASW”), submarine, and mine detection sonar operators. This advanced, low cost, PC-based training simulator is designed for all levels of sonar operators from beginners to the most experienced, including ship ASW teams. The simulator includes all aspects of sonar operation, with emphasis on training in weak target detection in the presence of noise and reverberation, torpedo detection, audio listening and classification. Based on this technology, DSIT expanded the application to include a full scale submarine tactical trainer.

●	Underwater Acoustic Signal Analysis system (“UASA”) – DSIT’s UASA system processes and analyzes all types of acoustic signals radiated by various sources and received by naval sonar systems (submarine, surface and air platforms, fixed bottom moored sonar systems, etc.).

●	Sonar Building Blocks – based on our sonar capabilities and development of the DDS, DSIT has developed a number of generic building blocks of sonar systems such as Signal Processing Systems and Sonar Power Amplifiers. Some customers designing and building their own sonar systems have purchased these building blocks from us. These elements are specifically tailored and optimized for sonar systems and have advantages over generic standard building blocks.

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

In 2012, DSIT and USSI were awarded a grant from the Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD Foundation”) for the joint development of a next generation integrated passive/active threat detection system for underwater site protection (PAUSS). The BIRD Foundation provides funding money for projects involving joint innovation and development between American and Israeli companies. Following the suspension of USSI’s operations and its subsequent Chapter 7 Bankruptcy filing in 2015, we were unable to complete the PAUSS project. We have submitted a final report to the BIRD foundation which will be audited by the BIRD foundation. DSIT does not believe that the BIRD Foundation will pursue recovery of previously funded amounts ($379,000).

In addition to its underwater site protection, DSIT is developing solutions for the perimeter fiber optic security market. In 2013 and 2014, DSIT and Ramot, the technology transfer company of Tel-Aviv University, were jointly awarded $644,000 a two-stage grant representing a 50% participation in DSIT’s expenses, from MEIMAD (a collaborative program between the Israeli Ministry of Defense and the Office of the Chief Scientist (“OCS”) at the Ministry of Economy, to jointly promote new ideas and new technologies that can serve both commercial applications and military needs) for the joint development of a next generation fiber-optic based Perimeter Security System Interrogator. The interrogator is the optics/electronics heart of the fiber optic sensing system. Through December 31, 2015, DSIT has received approximately $422,000 of this grant.

In 2014 and 2015, DSIT and Ramot, were jointly awarded another two-stage grant from MEIMAD. This grant is for a 24-month project for the joint development of a fiber-optic based SHM Interrogator. This Interrogator, based on Tel-Aviv University’s patented technology, will allow the use of standard communication fiber optic wires for structure health monitoring at high rates and in real-time. This new technology Interrogator will allow DSIT to penetrate the SHM market for specialized applications such as structure health monitoring of airborne structures (aircraft wings and fuselage). The total amount of the grant is approximately $626,000, representing a 50% participation in DSIT’s expenses, and is conditioned on budget availability at the OCS and achieving the project’s first phase milestone (a working prototype of an Interrogator). Through December 31, 2015, DSIT has received approximately $130,000 of this grant.

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

● Modems, data links, navigation and telemetry systems – DSIT is working with major defense companies in Israel such as Rafael Advanced Defense Systems Ltd. and Israel Aerospace Industries Ltd., developing modems, advanced wide-band data links and telemetry and navigation systems for airborne and missile systems. DSIT is providing development and production services of hardware and embedded signal processing software with high quality control standards.

DSIT’s other operations include IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities.

Customers and Markets

According to the Wall Street Journal, as much as 30% of the world’s oil output comes from offshore production. An enormous amount of capital investment has gone into creating this underwater energy infrastructure. This includes the oil platforms that drill, extract and temporarily store oil and gas, as well as the oil and gas wellheads, pipelines, single point mooring buoys and pumps required to transfer the product from its location to shore. While this infrastructure was built with the assumption that it would be able to weather natural disasters, much of this infrastructure comprises what is known in the military as “soft” targets from beneath the water that would not require much in the way of explosives to cause significant, and perhaps catastrophic, damage.

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

All of DSIT’s operations (excluding product delivery, set-up and service) take place in Israel. In recent years, a significant portion of DSIT’s revenues are derived from outside of Israel (42% and 43% in 2014 and 2015, respectively). Such non-Israeli revenue is driven by the large project orders received such as the $14.5 million order received in late 2013 for the supply of an advanced underwater acoustic monitoring system to a navy in Asia and the $15.4 million order received in the first quarter of 2015 for four Hull Mounted Sonar (HMS) systems and an Anti-Submarine Warfare (ASW) Trainer for an undisclosed navy. DSIT continues to invest considerable efforts to penetrate Asian, European and South American markets in order to broaden its geographic sales base with respect to its sonar technology solutions. We have significant customer relationships with some of Israel’s largest companies in its defense and electronics industries as well as relationships with some of the biggest Asian defense integrators. We are currently exploring several cooperation opportunities in Asia.

In 2016, we anticipate expanding our sales and marketing efforts for our entire portfolio of naval solutions including our Shield family of products - AquaShieldTM, AquaShield-ERTM (Extended Range), PointShieldTM - and our Mobile Acoustic range (MAR) as well as our other naval solutions. In some cases we also offer a complete solution including above-water optical and radar sensors from third-party integrators into a complete C&C system. DSIT is currently in discussions with a number of energy, commercial and governmental customers seeing an increasing awareness of potential underwater threats to coastal and offshore critical infrastructure as well as vessels, canals and intakes. DSIT is also leveraging its capability to offer HMS to navies who are building new ships or upgrading existing vessels.

In 2015, four customers accounted for approximately 78% of DSIT’s revenues (22%, 20%, 20% and 16%). These customers represented approximately 15% ($2.9 million), 14% ($2.7 million), 14% ($2.7 million) and 12% ($2.2 million) of Acorn’s consolidated revenues for 2015. The loss of any one or more of these customers and/or the lack of a replacement project upon the completion of projects to these customers could have a material adverse effect on DSIT’s operations. Following the closing of the sale of a portion of our holdings in DSIT (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments), we will own approximately 41.2% of DSIT and have limited representation on its board. Accordingly, we will no longer be consolidating DSIT’s results beginning in the second quarter of 2016.

Competition

Our Energy & Security Sonar Solutions segment faces competition from several competitors, large and small, operating in worldwide markets (such as Sonardyne International Ltd. and Atlas Elektronik (both based in the United Kingdom) and the Kongsberg group of companies (based in Norway)) with substantially greater financial and marketing resources, particularly with respect to our energy and security sonar solutions. We believe that our wide range of experience and long-term relationships with large businesses as well as the strategic partnerships that we are developing will enable us to compete successfully and obtain future business. In product demonstrations to potential customers, DSIT’s AquaShieldTM has consistently achieved better performance regarding detection range and automatic classification, than its main competitor. DSIT has sold its AquaShieldTM DDS system to the Israeli Navy following a comprehensive review and evaluation process in which the Navy investigated competing systems and selected those of DSIT. DSIT anticipates additional orders from the Israeli Navy for additional systems. We also face competition from other competitors (such as Whitehead Sistemi Subacquei (WASS) in Italy and Ultra Electronics in the UK in the area of portable acoustic ranges and the Thales group of companies (based in France) in the area of HMS.

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

Under the framework of fiber-optic sensing Linear Infrastructure Monitoring technology development, we have filed two Patent Cooperation Treaty patent applications and a one provisional patent. As DSIT works on this technology in cooperation and under an agreement with Tel Aviv University (TAU), after being granted these patents will be assigned to TAU and DSIT will get from TAU a worldwide, exclusive license to these patents.

Under the framework of fiber-optic SHM technology development, in addition to an already granted U.S Patent for which DSIT received a license from TAU, DSIT has filed a provisional patent. When this provisional patent is granted, DSIT will assign it to TAU and get a worldwide, exclusive license.

Under the fiber-optic Shape Sensing Technology, DSIT has filed a single U.S patent as well as provisional patents covering applications all in the area of fiber-optic Shape Sensing.

A significant portion of our know-how is protected as commercial secrets and supported through agreements with our employees, suppliers, partners and customers.

Facilities

DSIT’s activities are conducted in approximately 21,000 square feet of space in the Tel Aviv metropolitan area under a lease that expires in January 2019. We believe that DSIT’s premises, which include a new integration and production lab built in 2013, is sufficient to handle any expected near-term growth.

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

GridSense operates from offices in Sacramento, California for product production and development. Following the 2014 shutdown of its Australian offices, GridSense continues to sell all of its current products in Australia and the surrounding areas through a network of distributors. GridSense has utility customers throughout the world, including the Americas, Asia, Australia, Africa, and the United Kingdom.

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

Customers and Markets

GridSense continues to focus on its U.S. sales opportunities. GridSense has over the past 18 months developed a strategy of concentrating on specific applications to its current products. It has seen an increase in specific application projects that we anticipate will result in future sales growth and improved margins. We believe GridSense will begin to see success with this focused application and geographic strategy in 2016. Currently, GridSense has over 20 ongoing major pilot programs, each of which we believe could have a roll-out potential in excess of $500,000. Pilot programs consist of deployment of one or more products on a test basis. Such pilot programs generally last between three and eighteen months. We have no assurance that such pilot programs will ultimately result in large scale roll-out programs.

In 2015, three customers (two serviced from GridSense’s U.S. operations and one from Australia) accounted for approximately 56% (approximately $620,000 (a U.S. based customer), $450,000 (an Australian based customer) and $320,000 (a U.S. based customer) of GridSense’s total revenues. The balance of GridSense’s revenue in 2015 was generally spread across a broad base of customers. The loss of one or more of the company’s top customers could have a material effect on the overall sales of GridSense. To mitigate this risk, the company is aggressively working to further expand its sales pipeline and supporting a larger base of customers.

Competition

The industry in which GridSense operates is characterized by intense competition from both large, established companies as well as smaller companies with specialized offerings. Such competitors include General Electric, Siemens, Qualitrol Company LLC, PowerSense, Sentient Energy, Inc., and Schweitzer Engineering Laboratories. To avoid direct competition with larger, more established companies, GridSense focuses on niches where it can offer a differentiated product based on superior cost and performance. In the niche market, GridSense competes against Power Delivery Product, Sentient and Cooper. These companies have varying degrees of similar products at comparable price points. As GridSense grows and penetrates markets where larger companies have been established, it may experience more competition. GridSense is in a field where electronics and software/firmware dominate. This fast changing area may generate new methods of detecting and monitoring disturbances. GridSense closely monitors trends and changes in technologies and customer demand that could adversely impact its competitiveness and overall success.

Intellectual Property

GridSense continues to invest resources in product development and research in order to maintain its competitiveness in the marketplace. Keeping proprietary information safe from unauthorized use or disclosure is therefore an important objective. In order to protect its proprietary know-how and technology, GridSense uses a combination of patents, trade secrets, contracts, copyrights and trademarks. GridSense owns three U.S. patents. Some of GridSense’s know-how and technology may not be patentable. To protect its rights, GridSense generally requires employees, as well as select consultants, advisors and collaborators to enter into confidentiality agreements. While these agreements will provide some level of protection, they cannot provide absolute assurance that GridSense’s trade secrets, know-how or other proprietary information are fully safeguarded. Whenever intellectual property is developed internally or acquired, GridSense will evaluate and determine the optimal mix of controls to protect itself.

Production Facilities and Locations

GridSense’s facilities are located in West Sacramento, CA. Its leased facility in West Sacramento covers approximately 10,400 square feet and is used for production, development and administrative activities. GridSense management believes its facilities are sufficient to meet the company’s needs for the foreseeable future. GridSense has successfully outsourced many production processes to external parties while maintaining strict quality assurance standards including the internal testing of all finished goods. The transfer of production to accredited contract manufacturers has reduced the Company’s fixed manufacturing overhead and freed up resources to focus on quality assurance and service. The lease in West Sacramento expires in February 2019.

OMNIMETRIX - M2M CRITICAL ASSET MONITORING & CONTROL and PIPELINE MONITORING

OmniMetrix LLC is a Georgia limited liability company established in 1998 based in Buford, Georgia that develops and markets M2M (machine-to-machine) wireless remote monitoring and control systems and services for multiple markets in the Internet of Things ecosystem: critical assets (including stand-by power generators, pumps, pumpjacks, light towers, turbines, compressors, as well as other industrial equipment) as well as corrosion protection for the pipeline industry (gas utilities and pipeline companies). Acorn owned 100% of OmniMetrix up until October 2015, when one of Acorn’s directors acquired a 10% interest in OmniMetrix Holdings, Inc. which is the holder of 100% of the membership interests OmniMetrix, LLC. This was followed by a subsequent acquisition by the director of an additional 10% interest in November 2015. Acorn currently effectively owns 80% of OmniMetrix.

Products & Services

In the Power Generation (“PG”) market of the M2M segment, OmniMetrix sells a line of devices and services built on its baseline TrueGuard (formerly known as G8500) wireless remote monitor. This device is broadly applicable across all brands and models of emergency power generators and industrial engines. The TrueGuard product family connects directly to the engine’s control panel, and captures all data flowing through the control panel. As a result, the product provides the ability to identify whether an emergency generator is capable of operating as expected. In 2012, OmniMetrix designed and gained approval from PTCRB, the certification forum of North American cellular operators, and AT&T for a new 4G data radio module, replacing the 2G technology used since 2007. In 2016 OmniMetrix expects to begin shipping product with LTE-enabled radios. This new device includes GPS functionality and data storage at the device for the first time, enabling OmniMetrix to bring a mobile asset tracking functionality into the market, with primary focus on mobile generators and related equipment. OmniMetrix’s TrueGuard product line also fulfills needs in the mobile market segment, and offers robust functionality and ultra-low power consumption, a critical feature for mobile equipment, particularly in the rental equipment market for frack drilling sites. OmniMetrix currently works with several customers in this market across several shale deposit geographies in the United States and sees this as a key growth market for its business.

In the PM market, OmniMetrix offers two primary product lines, the Hero Rectifier Monitor and the Patriot Automated Test Stations (formerly known as Computer Automated Test Stations). Both of these products are used to monitor cathodic protection systems, a process which reduces rust and corrosion on the steel pipes used to transport natural gas underground. As the name suggests, the Hero Rectifier Monitor product monitors the operation of the rectifiers, which are a critical component in the effort to prevent corrosion, and are also the most common point of failure in the corrosion system. The Patriot Test Station Monitor is also used to provide data points along the pipeline segment powered by the rectifier.

Customers and Markets

At its core, the OmniMetrix PG product can remotely monitor and control any industrial engine application, which includes standby generators, compressors, turbines, pumps, and other equipment. Early in the company’s history, a strategic decision was made to focus primarily on the standby power generation market. Recently, the company has expanded its focus to add several additional applications where it sees demand.

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

With the advent of second generation cellular systems, and newer computerized engine controls, OmniMetrix migrated to a design point of collecting large amounts of performance data from the remote machinery, allowing service organizations to perform diagnostics on remote equipment before dispatching service. This was the beginning of the OmniMetrix SmartServiceTM Program. It allowed the service organization to put the right person in the right truck with the right parts to effect a one-trip solution. At this phase service organizations could be efficient, as well as proactive, in their operations. Customers have provided OmniMetrix feedback telling how customer service teams are able to work “smarter” and more efficiently by going directly to sites with problems, thus increasing the value of their businesses.

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

In 2015, no one customer of OmniMetrix provided more than 10% of its revenue. OmniMetrix has successfully been able to mitigate the risk of customer dependency by increasing its penetration rate, its sales pipeline and supporting a larger base of customers. OmniMetrix expects to continue to expand its base of customers in 2016.

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

There are two types of competitors in the PG marketplace:

(1)	Independent monitoring organizations (such as OmniMetrix) that produce the monitoring systems, but not the equipment being monitored. Among these are companies such as Ayantra, FleetZOOM, Gen-Tracker, and PointGuard. PointGuard is owned by a Caterpillar dealer, and focuses its business on the Caterpillar channel. Today it offers an array of diagnostic capabilities. The other three competitors operate in the reactive “failure notification” mode described in the early stages of the OmniMetrix business model. In the past, those competitors positioned themselves at a lower performance, lower price quadrant of the market. Following its acquisition by Acorn in 2012, OmniMetrix began an aggressive push into lower price offerings, while providing significantly higher performance than the competition.

(2)	OEMs such as generator manufacturers or generator controls manufacturers have begun offering customer connectivity to their machinery. They offer a current generation connectivity replacing telephone dial-up modems that had been used in the past. Their offerings are limited to their own brands, so they do not fit into a broad application such as does the OmniMetrix SmartServiceTM, supporting service organizations that service all brands. They are also generally designed for the machine owners’ use, in a reactive application. Deep Sea Electronics offers wireless devices to allow remote access to generators with some of their controls. Similarly, Cummins Power Generation offers a device that allows their machine owners to browse directly into the generator. This device is only valid for certain types of their generators.

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

BACKLOG

As of December 31, 2015, our backlog of work to be completed and the amounts expected to be completed in 2016 were as follows (amounts in millions of U.S. dollars):

	Backlog at December 31, 2015	Amount expected to be completed in 2016
DSIT Solutions	$20.6	$9.6
GridSense	0.1	0.1
OmniMetrix	2.3	1.8
Total	$23.0	$11.5

RESEARCH AND DEVELOPMENT EXPENSE, NET

Research and development expense recorded for the years ended December 31 2014 and 2015 for each of our consolidated subsidiaries in continuing operations is as follows (amounts in thousands of U.S. dollars):

	Years ended December 31,
	2014	2015
DSIT	$1,002	$1,191
GridSense	1,096	500
OmniMetrix	616	514
Total	$2,714	$2,205

Research and development expense recorded is net of participation by third parties in the research and development costs as well as credits arising from qualifying research and experimental development expenditures.

EMPLOYEES

At December 31, 2015, we employed a total of 128 employees, including 105 full-time employees. We consider our relationship with our employees to be satisfactory.

A breakdown of our full-time employees by geographic location can be seen below:

	Full-time employee count at December 31, 2015
	U.S	Israel	Total
DSIT Solutions	—	64	64
GridSense	18	—	18
OmniMetrix	21	—	21
Acorn	2	—	2
Total	41	64	105

A breakdown of our full-time employees by activity can be seen below:

	Full-time employee count at December 31, 2015
	Production, Engineering and Technical Support	Marketing and Sales	Management, Administrative and Finance	Total
DSIT Solutions	50	3	11	64
GridSense	14	2	2	18
OmniMetrix	10	7	4	21
Acorn	—	—	2	2
Total	74	12	19	105

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

In 2014 and 2015, our companies experienced delays in anticipated orders, varying levels of lower than planned sales volume and technical challenges that collectively and materially have negatively impacted and may continue to negatively impact our financial performance in the future.  We have a history of operating losses, and have used significant amounts of cash to fund our operating activities over the years.  In 2014 and 2015, we had operating losses of $10.2 million and $9.1 million, respectively plus losses from discontinued operations of $19.1 million and $1.2 million, respectively.  Cash used in operating activities of continuing operations in 2014 was $7.1 million while in 2015 operating activities of continuing operations provided $0.8 million. An additional $11.1 million and $1.8 million were used in the operating activities of discontinued operations in 2014 and 2015.

As of December 31, 2015, we had less than $100,000 of non-escrow corporate cash and cash equivalents. In January 2016, we borrowed $300,000 from two of our directors (see Recent Developments) to help finance our operations until the closing of the DSIT Transaction (see Recent Developments). As of March 21, 2016, Acorn's corporate operations (excluding cash at our subsidiaries and escrow cash) held a total of approximately $22,000 in unrestricted cash and cash equivalents. On March 29, 2016, we borrowed an additional $75,000 from another director to help finance our operations until the closing of the DSIT Transaction (see Recent Developments).

We currently do not have sufficient cash flow for the next twelve months. Earlier in 2015, the Company expected that it would have sufficient liquidity to finance its activities and the activities of GridSense and OmniMetrix based upon its cash balance at the time and the support then expected to be provided by DSIT (up to $5.0 million in 2015). Support from DSIT did not materialize primarily due to delays in the billing and collection of certain unbilled revenue. In 2015, DSIT lent and advanced Acorn approximately $594,000. As a result of DSIT’s inability to provide sufficient funding during 2015, Acorn sought alternate sources of funding, including a financing transaction with Leap Tide and the sale of 20% of its interests in OmniMetrix. We expect that in 2016, the sale of a portion of our interest in DSIT will generate approximately $4.9 million of cash before escrow ($0.6 million), transaction fees and taxes. The proceeds from the sale are to be used for repayment of debt to Leap Tide ($2.0 million) and to the three directors who lent us $375,000 in January 2016 and March 2016. Remaining cash after such debt repayments will be used to support the corporate cash needs of Acorn and its subsidiaries to the extent possible.

If additional liquidity is necessary to finance the operating activities of Acorn and the operations of our operating subsidiaries, we will continue to pursue alternative sources of funding, which may include additional loans from related and/or non-related parties, a sale or partial sale of one or more of our operating subsidiaries, finding a strategic partner for one or more of our businesses or equity financings. There can be no assurance additional funding will be available at terms acceptable to us or that we will be able to successfully utilize any of these possible sources to provide additional liquidity. If additional funding is not available in sufficient amounts, Acorn will not be able to fund its own corporate activities during the next twelve months, which could materially impact our ability to continue operations, and Acorn may not be able to fund GridSense and OmniMetrix as it has historically, which could materially impact the carrying value of these subsidiaries. As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

We depend on key management for the success of our business.

Our success is largely dependent on the skills, experience and efforts of our senior management team, including Jan Loeb, Joseph Musanti, Benny Sela, Walter Czarnecki and Michael Barth. The loss of the services of any of these key managers could materially harm our business, financial condition, future results and cash flow. We do not maintain “key person” life insurance policies on any of these employees. We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management if their services were no longer available.

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

There is a limited trading market for our common stock and the price of our common stock may be volatile

Our common stock is approved for quotation on the OTCQB marketplace under the symbol “ACFN.” The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities and provides significantly less liquidity than a listing on the NASDAQ Stock Markets or other national securities exchanges. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock. Quotes for stocks included on the OTCQB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market or the NYSE. Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain.

Trading on the OTCQB marketplace as opposed to a national securities exchange has resulted and may continue to result in a reduction in some or all of the following, each of which could have a material adverse effect on the price of our common stock and our company:

●	the liquidity of our common stock;

●	the market price of shares of our common stock;

●	our ability to obtain financing for the continuation of our operations;

●	the number of institutional and other investors that will consider investing in shares of our common stock;

●	the number of market markers in shares of our common stock;

●	the availability of information concerning the trading prices and volume of shares of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

●	quarterly variations in our revenues and operating expenses;

●	announcements of new products or services by us;

●	fluctuations in interest rates;

●	significant sales of our common stock;

●	the operating and stock price performance of other companies that investors may deem comparable to us; and

●	news reports relating to trends in our markets or general economic conditions.

Penny stock rules will limit the ability of our stockholders to sell their stock

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

As a public company, we incur significant legal, accounting, and other expenses in connection with our reporting requirements. The Sarbanes-Oxley Act of 2002, Dodd-Frank Act and the rules subsequently implemented by the Securities and Exchange Commission (“SEC”) have required changes in corporate governance practices of public companies. These rules and regulations have already increased our legal and financial compliance costs and the amount of time and effort we devote to compliance activities. We expect that as a result of continued compliance with these rules and regulations, we will continue to incur significant legal and financial compliance costs. We continue to regularly monitor and evaluate developments with respect to these new rules with our legal counsel, but we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. The conflict minerals reporting requirement discussed above is a direct consequence of our public status.

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

We may incur unexpected shutdown costs in connection with USSI or other unexpected liabilities related to USSI that will survive its shutdown.

We do not anticipate any additional shutdown costs in connection with USSI following its Chapter 7 Bankruptcy filing. In addition, we are neither aware of nor anticipate any other liabilities or claims related to USSI that will survive its shutdown. Should any unexpected costs, claims or liabilities related to USSI arise, however, it may negatively impact our cash position.

We have reported material weaknesses in internal controls over financial reporting as of December 31, 2015 and we cannot assure you that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information.

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

Concentrations of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, restricted deposits, escrow deposits, accounts receivable and unbilled revenues. The Company’s cash, cash equivalents, restricted cash and escrow deposits were deposited primarily with U.S. and Israeli banks and other financial institutions amounted to approximately $5.4 million at December 31, 2015. The Company uses major banks and brokerage firms to invest its cash and cash equivalents and escrow deposits, primarily in money market funds. The counterparties to the Company’s restricted deposits are two major Israeli banks. The Company does not believe there is significant risk of non-performance by these counterparties. Related credit risk would result from a default by the financial institutions or issuers of investments to the extent of the recorded carrying value of these assets. Approximately 72% of the accounts receivable at December 31, 2015 was due from four customers who pay their receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. Approximately 68% of the balance in unbilled revenue at December 31, 2015 was due from two customers that, when billed, pay their trade receivables over usual credit periods. Credit risk with respect to the remaining balance of unbilled revenue is generally diversified due to the number of entities comprising our customer base.

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

We recognize revenues on construction contracts using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, we record revenue as work on the contract progresses. The cumulative amount of revenues recorded on a contract at a specific point in time is that percentage of total estimated revenues that man-months incurred to date bear to estimated man-months for the entire project. Accordingly, contract revenues and total cost estimates are reviewed and revised as the work progresses. Adjustments are reflected in contract revenues in the period when such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variation of actual results from assumptions on an unusually large project or on a number of average size projects could be material. We are also required to immediately recognize the full amount of the estimated loss on a contract when estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability, which would negatively impact our cash flow from operations.

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

A majority of DSIT’s sales are based on contracts or orders which are in U.S dollars or are in New Israeli Shekels (“NIS”) linked to the U.S. dollar. At the same time, most of DSIT’s expenses are denominated in NIS (primarily labor costs) and are not linked to any foreign currency. The net effect of a devaluation of the U.S. dollar relative to the NIS is that DSIT’s costs in dollar terms increases more than its revenues. At times, DSIT enters into forward contracts to try to mitigate its exposures to exchange rate fluctuations; however, we can provide no assurance that such controls will be implemented successfully. In 2015 the U.S. dollar strengthened in relation to the NIS by 0.3%.

DSIT is substantially dependent on a small number of customers and the loss of one or more of these customers may cause revenues and cash flow to decline.

In 2015, approximately 78% of DSIT’s total revenues were concentrated in four customers. These customers are expected to continue to make up a significant portion of DSIT’s revenues and cash flow in 2016. While DSIT does expect future follow on orders from each of these customers, the timing and amounts cannot be predicted. A significant reduction of future orders or delay in milestone payments from any of these customers could have a material adverse effect on the performance of DSIT.

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

Some of the projects DSIT performs require significant performance and/or bank guarantees. At December 31, 2015, DSIT had approximately $9.6 million of performance and bank guarantees outstanding. In addition, DSIT had on deposit at two Israeli banks approximately $5.1 million collateralizing some of these guarantees. These deposits are restricted and, accordingly, DSIT cannot use these funds for operations until the guarantees which are being collateralized are released. At times, this can create cash flow difficulties which could have a material adverse effect on its operations.

In addition, DSIT may not always be able to supply such guarantees or restricted deposits without financial assistance from Acorn. If Acorn needs to provide financial guarantees for DSIT, Acorn may not have sufficient funds available to it for its other subsidiaries or its corporate needs.

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

DSIT is currently investing significant amounts of capital in creating the infrastructure to support its entrance into the fiber optic security market. DSIT originally planned to do this in a joint development project with USSI. Due to the suspension of USSI’s operations and its subsequent Chapter 7 Bankruptcy Filing in September 2015, the BIRD Foundation has decided that it will no longer fund DSIT’s continued development of the PAUSS (either on its own or jointly with another U.S. company). It is unclear at this time how the suspension of activities at USSI and the cancellation of participation in the funding of this project by the BIRD Foundation may impact DSIT’s obligations under this arrangement. DSIT does not believe that the BIRD Foundation will pursue recovery of previously funded amounts (approximately $379,000).

In September 2013, DSIT and Ramot, the technology transfer company of Tel-Aviv University, were jointly awarded a grant from MEIMAD. MEIMAD provides funding money for projects involving joint innovation and development between Israeli industrial companies and universities. This grant is for a 31-month project (in two stages) for the joint development of a next generation fiber-optic based Perimeter Security System Interrogator. The total amount of the grant is approximately $644,000 representing a 50% participation in DSIT’s expenses, and is conditioned on budget availability at the Office of the Chief Scientist (“OCS”) in the Ministry of the Economy in Israel.

In mid-2014, DSIT and Ramot were jointly awarded another grant from MEIMAD. This grant is for a 24-month project (in two stages) for the development of a fiber optic sensing system to be used in structural health monitoring of airborne structures (such as planes and Unmanned Aerial Vehicles (UAV’s)). The total amount of the grant is approximately $626,000 representing a 50% participation in DSIT’s expenses.

Both grants are conditioned on budget availability at the Office of the Chief Scientist (“OCS”) in the Ministry of the Economy in Israel and achieving the project’s first milestones. If OCS funds are unavailable and/or the projects’ milestones are not met on a timely basis, DSIT may not be able to access some or all of the grant funding.

Sales of our products to companies in the energy industry and defense departments may be impacted by the continued low price of oil and reduced defense budgets.

Depressed oil prices have led to reduced spending by oil and other companies other companies in the energy industry. In addition, defense departments worldwide have generally been reducing expenditures. A continuation of low oil prices and reduced defense spending could negatively impact on our ability to receive orders from companies in the energy industry and defense departments who in the past have been amongst some of our significant customers. While we are constantly striving to expand our customer base, we have no assurance that we will be successful in doing so.

RISKS RELATED TO GRIDSENSE

GridSense has incurred net losses and may never achieve sustained profitability.

GridSense incurred net losses each year since our acquisition of them in 2010. While GridSense reduced its operating losses in 2015 to $2.4 million (excluding the non-cash $1.6 million charges for goodwill and intangible asset impairments) compared to 2014’s operating loss of $2.5 million (excluding the non-cash $1.8 million charges for goodwill and intangible asset impairments and restructuring charges of $0.2 million), it has not yet been able to achieve break-even. We can provide no assurance that GridSense will ever generate sufficient revenues and cash flow to allow it to become cash neutral or eventually achieve or sustain profitability or to have positive cash flows.

GridSense will need additional financing to grow and finance its operations.

While we do not plan to invest additional equity into GridSense, it does need continued working capital support. During 2015, Acorn continued to provide funds for GridSense’s working capital needs. During 2015, Acorn lent $1,566,000 for working capital plus $1,483,000 with respect to repayment of GridSense’s principal and interest related to its revolving line-of-credit. GridSense no longer has a revolving line-of credit, but GridSense continues to have access to a $750,000 facility to which it can borrow against 80% of certain accounts receivable balances. We have no assurance whether and to what extent GridSense will have access to the entire additional $750,000 facility as it is only available against certain accounts receivable. GridSense will continue to need working capital support in 2016 beyond its bank facility to finance its operations as it works to grow its revenues.

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

In the past, GridSense recorded a significant portion of its revenue from sales generated in Australia (approximately 32%, 38% and 19% for the years ended December 31, 2013, 2014 and 2015, respectively). GridSense believes that growth and profitability will require additional expansion of sales in other markets, most notably the North American market. To the extent that GridSense is unable to expand sales into other markets in a timely and cost-effective manner, its business, operating results and financial condition could be materially adversely affected. In addition, even with the successful recruitment of additional personnel and international resellers, there can be no assurance that GridSense will be successful in maintaining or increasing international market demand for its products.

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

Limited Protection of Intellectual Technology.

GridSense invests significant resources in product development and research in order to maintain its competitiveness in the marketplace. Keeping proprietary information safe from unauthorized use or disclosure is therefore an important objective. In order to protect its proprietary know-how and technology, GridSense uses a combination of patents, trade secrets, contracts, copyrights and trademarks. GridSense owns two U.S. patents and one patent in Canada. Some of GridSense’s know-how and technology may not be patentable. To protect its rights, GridSense requires employees, as well as select consultants, advisors and collaborators to enter into confidentiality agreements. While these agreements will provide some level of protection, they cannot provide absolute assurance that GridSense’s trade secrets, know-how or other proprietary information are fully safeguarded. Whenever intellectual property is developed internally or acquired, GridSense will evaluate and determine the optimal mix of controls to protect itself.

RISKS RELATED TO OMNIMETRIX

OmniMetrix has incurred net losses since our acquisition and may never achieve sustained profitability.

OmniMetrix has losses since our acquisition in 2012 including losses of $1.7 million in 2014 and $1.6 million in 2015. While OmniMetrix has reduced its cash used in operations in 2015, we can provide no assurance that OmniMetrix will be able to generate sufficient revenues and cash flow to allow it to become profitable or to eventually sustain profitability or to have positive cash flows.

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

OmniMetrix has been dependent on Acorn’s ability and willingness to provide funding to support its business and growth strategy. Since our acquisition of OmniMetrix in February 2012, we invested approximately $14.0 million and through December 31, 2015 have lent $2,480,000 ($930,000 in 2015) to OmniMetrix to support its growth and working capital needs. In October and November of 2015, one of our directors acquired a 20% interest in OmniMetrix for $1.0 million through the purchase of preferred stock. From this investment, OmniMetrix repaid Acorn $736,000 of previous loans. OmniMetrix currently owes us $1,744,000. OmniMetrix will continue to need funds in 2016.

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500,000. Currently, while the Loan and Security Agreement reflect a $500,000 credit line, the lender has imposed a sublimit of $300,000 and has sole discretion as to when to remove the sublimit. We have no assurance that this financing arrangement will provide sufficient liquidity for OmniMetrix’s working capital needs in 2016. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined.

OmniMetrix sells equipment and services which monitor third-party products, thus its revenues are dependent on the continued sales of such third-party products.

OmniMetrix’s end-user customer base is comprised exclusively of parties who have chosen to purchase either generators or cathodic protection systems. OmniMetrix has no ability to control the rate at which new generators or cathodic protection systems are acquired. When purchases of such products decline, the associated need for OmniMetrix’s products and services is expected to decline as well.

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

RISKS RELATED TO OUR SECURITIES

Our stock price is highly volatile and we do not expect to pay dividends on shares of our common stock for the foreseeable future. Investors may never obtain a return on their investment.

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. During 2015, our common stock closed at prices as low as $0.092 and as high as $0.78 per share. Fluctuations in our stock price may continue to occur in response to various factors, many of which we cannot control, including: general economic and political conditions and specific conditions in the markets we address, including the continued volatility in the energy industry and the general economy;

●	quarter-to-quarter variations in our operating results;

●	strategic investments or divestments;

●	announcements of changes in our senior management;

●	the gain or loss of one or more significant customers or suppliers;

●	announcements of technological innovations or new products by our competitors, customers or us;

●	the gain or loss of market share in any of our markets;

●	changes in accounting rules;

●	changes in investor perceptions; or

●	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

In addition, the market prices of securities of energy related companies have been and remain volatile. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies.

We do not intend to pay dividends to our stockholders in the foreseeable future. We intend to reinvest earnings, if any, in the development and expansion of our business. Accordingly, you will need to rely on sales of your common stock after price appreciation, which may never occur, in order to realize a return on your investment

Our share price may decline due to the large number of shares of our common stock eligible for future sale in the public market including shares underlying warrants and options.

Almost all of our outstanding shares of common stock are, or could upon exercise of options or warrants become eligible for sale in the public market as described below. Sales of a substantial number of shares of our common stock in the public market, or the possibility of these sales, may adversely affect our stock price.

As of March 21, 2016, 27,325,591 shares of our common stock were issued and outstanding. As of that date we had 2,619,423 warrants outstanding and exercisable with a weighted average exercise price of $1.48 and 2,186,583 options outstanding and exercisable with a weighted average exercise price of $3.58 per share, which if exercised would result in the issuance of additional shares of our common stock. In addition to the options noted above, at March 21, 2016, 111,669 options are outstanding, but have not yet vested and are not yet exercisable.

Substantially all of our currently outstanding shares and shares issuable under our outstanding options and warrants are or would be freely tradable.

We may have to offer additional securities for sale in the near future.

During 2015, we borrowed $2.0 million (prior to transaction costs) and sold 20% of our interests in OmniMetrix for $1.0 million. In 2015, DSIT lent and advanced us approximately $594,000 and in January 2016 and March 2016, we borrowed $375,000 from three of our directors (see Recent Developments). In January 2016, we also entered into a Share Purchase Agreement for the sale of a portion of our interest in DSIT (see Recent Developments). From this sale, we expect to receive gross proceeds of approximately $4.9 million before escrow (approximately $0.6 million), fees and taxes at closing. We are also eligible to receive a pro-rata share of a $1.0 million earn-out over a three-year period. Despite all this, we may ultimately not have sufficient cash to allow us to execute our plans and the occurrence of one or more other unanticipated events may require us to make significant expenditures. Accordingly, we may need to raise additional amounts to finance our operations.  If we were to do so by selling shares of our common stock and/or other securities convertible into shares of our common stock, current investors will incur additional dilution in the value of their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

DSIT activities are conducted in approximately 21,000 square feet of space in the Tel Aviv, Israel metropolitan area under a lease that expired in January 2016. DSIT has exercised an option to extend the lease for an additional three years. The current annual rent is approximately $298,000.

GridSense operates in West Sacramento, CA. GridSense’s office is approximately 10,400 square feet and its annual rent is approximately $95,000. The lease agreement expires in February 2019. The annual rent is subject to annual increases of approximately 3% per year.

OmniMetrix’s activities are currently conducted in approximately 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia under a lease that expires on December 31, 2019. The lease provides for annual rents ranging from approximately $101,000 in 2016 to $109,000 in 2019. OmniMetrix is currently utilizing only a portion of these leased facilities and has taken an impairment charge in connection with its restructuring in 2013 with respect to expected underutilization of leasehold improvements in these facilities. OmniMetrix is attempting to sub-lease a portion of these facilities. It cannot be determined at this time whether OmniMetrix will be successful in its attempts to sub-lease the facilities.

ITEM 3. LEGAL PROCEEDINGS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded under the symbol “ACFN” on the OTCQB marketplace, where it began trading on July 24, 2015. Prior to July 24, 2015, our common stock was traded on NASDAQ. The following table sets forth, for the periods indicated, the high and low reported sales prices per share of our common stock on the NASDAQ Global Market (January 1, 2014 through May 7, 2015) and the NASDAQ Capital Market (May 8, 2015 through July 23, 2015), and the high and low bid prices on the OTCQB marketplace (beginning on July 24, 2015).

	High	Low
2014:
First Quarter	$4.60	3.02
Second Quarter	3.49	1.35
Third Quarter	2.86	1.51
Fourth Quarter	1.59	0.65
2015:
First Quarter	$0.79	$0.25
Second Quarter	0.69	0.35
Third Quarter	0.46	0.10
Fourth Quarter	0.23	0.09

As of March 25, 2016, the last reported sales price of our common stock on the OTCQB marketplace was $0.13, there were 100 record holders of our common stock and we estimate that there were approximately 4,600 beneficial owners of our common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Special Meeting

On March 16, 2016, a Special Meeting of the stockholders of the Company was held which approved a proposal to amend the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock of the Company from 30 million to 42 million.

Sale of interest in DSIT

On January 28, 2016, Acorn entered into a Share Purchase Agreement for the sale of a portion of its interest in DSIT Solutions, Ltd. to Rafael Advanced Defense Systems Ltd., a major Israeli defense company (the “DSIT Transaction”). Acorn expects to receive gross proceeds of approximately $4.9 million before escrow (approximately $0.6 million), fees and taxes. Acorn is also eligible to receive its pro-rata share of a $1.0 million earn-out over a three-year period. In addition to customary closing conditions, the DSIT Transaction requires the approval of the Israeli Ministry of Defense and the Israeli Anti-Trust Authority. Both approvals have already been received. Acorn expects that the DSIT Transaction will close in the first two weeks of April 2016. Following the sale, the Company will own approximately 41.2% of DSIT and have two directors on the DSIT Board of Directors (out of a total of six directors). Following the sale of DSIT, Acorn will no longer be consolidating DSIT’s results and will be accounting for its investment in DSIT on the equity method.

Loans From Directors

In January 2016, Acorn borrowed a total of $300,000 from two of its directors ($200,000 from Edgar S. Woolard, Jr., and $100,000 from an LLC owned by Mannie L. Jackson) under promissory notes which mature three days following the receipt of proceeds from the closing of the DSIT Transaction. In March 2016, Acorn borrowed, on similar terms, an additional $75,000 from its Chairman, Christopher E. Clouser. Upon maturity, Acorn is to pay to each director a single payment equal to 115% of the amounts borrowed under the promissory notes. Mr. Clouser has agreed to lend the Company up to an additional $75,000 upon request by the Company under similar terms.

Resignation of the Company’s President and CEO

Effective January 28, 2016, Acorn’s President and CEO (John A. Moore) tendered his resignation to the Board. The Board determined that such resignation was for “Good Reason” as such term is defined under Mr. Moore’s Employment Agreement. Accordingly, commencing on or about July 28, 2016 and continuing until on or about July 27, 2017, the Company shall make aggregate severance payments to Mr. Moore of $425,000 as severance payment. The Company shall make such severance payment in accordance with its regular payroll practices. In addition, the Company will reimburse Mr. Moore up to an aggregate of $17,000 over the next twelve months for the costs associated with Mr. Moore’s medical insurance. In addition, in accordance with his Employment Agreement, all of Mr. Moore’s unvested options become vested as of the date of his resignation.

Appointment of new President and CEO

Effective January 28, 2016, Acorn engaged Jan H. Loeb to be the Company’s President and CEO under a consulting agreement (the “Consulting Agreement”) with a company (the “Consultant”) managed by Mr. Loeb. Under the Agreement, the Consultant is to be paid a monthly fee of $17,000 for the term of the Consulting Agreement (through January 7, 2017). Pursuant to the Consulting Agreement, on March 16, 2016, Acorn issued to the Consultant, for nominal consideration, warrants exercisable for 35,000 shares of Acorn common stock. The exercise price of the warrants is $0.13 per share. One-fourth of the warrants are immediately exercisable; the remainder becomes exercisable in equal increments on each of June 16, 2016, September 16, 2016 and December 16, 2016. The warrants expire on the earlier of (a) March 16, 2023 and (b) 18 months from the date Mr. Loeb ceases to be a director, officer, employee or consultant of Acorn.

OmniMetrix Line-of-Credit

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500,000. In connection with this financing arrangement, OmniMetrix granted the lender a security interest in OmniMetrix’s receivables, inventory and certain other assets. Debt incurred under this financing arrangement bears interest at the greater of prime (3.5% at December 31, 2015) plus 2% or 6% per year. In addition, OmniMetrix must pay a monthly service charge of 1.125% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 19.5%. Currently, while the Loan and Security Agreement reflects a $500,000 credit line, the lender has imposed a sublimit of $300,000 and has sole discretion as to when to remove the sublimit.

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

DSIT Solutions

Revenue in our DSIT subsidiary increased by 10%, from $12,311,000 in 2014 to $13,501,000 in 2015. The increase was due to increased revenue in both DSIT’s Energy & Security Sonar Solutions activities (from $11,200,000 in 2014 to $12,093,000 in 2015) while IT and consulting revenue also increased in 2015 from $1,111,000 in 2014 to $1,408,000 in 2015. Fourth quarter 2015 revenue for DSIT was $3,434,000 reflecting a slight increase (3%) compared to fourth quarter 2014 revenue of $3,329,000. Fourth quarter 2015 revenue decreased 5% from third quarter 2015 revenue of $3,616,000.

The increase in revenue in our Energy & Sonar Security Solutions activities was primarily due to revenue recorded from DSIT’s $15.4 million project received in the first quarter of 2015 for Hull Mounted Sonar (HMS) systems and an Anti-Submarine Warfare (ASW) Trainer as well as increases in revenue from DSIT’s non-Naval projects following the receipt of a number of new project orders in 2015. The increase in 2015 revenue from DSIT’s other IT and consulting activities was primarily due to revenues generated from upgrade and support services related to a new version of DSIT’s protocol management software for cancer patients.

Gross profit in DSIT in 2015 was $4,376,000 reflecting an increase of $641,000 or 17% from $3,735,000 in 2014. The increase in the year-on-year gross profit was primarily attributable to both increased revenue and gross margins in DSIT’s Energy & Sonar Security activities. DSIT’s fourth quarter gross profit of $894,000 reflected a decrease of $295,000 as compared to the fourth quarter of 2014’s gross profit of $1,189,000 and a decrease of $494,000 (36%) as compared to the third quarter of 2015. The fourth quarter decrease in gross profit was primarily due to decreased gross margin in the quarter.

DSIT’s gross margin in 2015 was 32%, up from 2014’s gross margin of 30%. The increase in gross margin in 2015 was attributable to the mix of projects worked on during the year as there was a larger increase in revenue reported in higher-margin Naval projects than in generally-lower-margin non-Naval projects. The decrease in fourth quarter gross margins as compared to the third quarter 2015 was primarily due to one-time adjustments recorded in the third quarter of 2015. These adjustments were related to truing up estimated project material costs to actual for certain projects nearing their completion.

During 2015, DSIT recorded approximately $1,191,000 of R&D expense, an increase of approximately $189,000, or 19% compared to 2014. DSIT’s increased R&D expense was due to increased activity on two MEIMAD development projects – one for the development of a next generation fiber-optic based Perimeter Security System Interrogator and another for the development of a fiber-optic based SHM Interrogator. In addition, during 2015, DSIT recorded a write-off ($66,000) of anticipated participation from the BIRD Foundation following the cancellation of their participation in the funding of the PAUSS project following USSI’s suspension of activities. R&D expense in 2015 was net of participation from MEIMAD ($443,000) for fiber-optic activities and from the Israeli Ministry of Defense ($73,000) for naval activities. In 2014, R&D expense was net of participation of approximately $353,000 from MEIMAD and the BIRD Foundation and of $104,000 from the Israeli Ministry of Defense. R&D expense was $219,000 and $382,000 during the fourth quarters of 2014 and 2015, respectively. DSIT does not expect a material change in annual R&D expense for 2016.

During 2015, DSIT recorded approximately $3,162,000 of selling, general and administrative (“SG&A”) expense as compared to approximately $3,135,000 million recorded during 2014 – an increase of less than 1%. SG&A expense in 2015 includes approximately $60,000 of non-cash stock compensation expense as compared to zero in 2014. Fourth quarter 2015 SG&A expense of $816,000 represents an increase of $95,000 compared to fourth quarter 2014’s SG&A expense of $721,000 due primarily to the aforementioned non-cash stock compensation expense recorded during the fourth quarter of 2015. DSIT expects SG&A expense to increase slightly during 2016 as the company expects to increase its sales and marketing efforts during the year.

DSIT files its tax returns in Israel as a “Preferred Enterprise”. As a Preferred Enterprise, DSIT’s corporate income tax rate is 16%. In 2015, DSIT’s recorded a tax expense as a result of taking a valuation allowance against a portion of DSIT’s deferred tax assets due to the uncertainty associated with their utilization. Accordingly, DSIT incurred an income tax expense of approximately $259,000 during 2015.

At December 31, 2014, DSIT had a backlog of approximately $12.0 million. During the 2015, we received new orders totaling approximately $22.3 million and at the end of 2015 had a backlog of approximately $20.6 million. Such backlog includes approximately $12.7 million remaining from the multi-year HMS and ASW project noted above and $2.8 million for long-term maintenance and support for another project expected to begin in early 2016.

DSIT’s operating income improved from an operating loss of $0.4 million in 2014 to breakeven in 2015 due to increased revenue and gross margin which was partially offset by increased R&D expense. DSIT’s net loss of $0.3 million in 2015 was due to approximately $0.1 million of net finance costs plus the abovementioned $259,000 of income tax expense following a valuation allowance recorded against a portion of DSIT’s deferred tax assets. DSIT’s expects to recognize over $13.2 million from its December 31, 2015 backlog and the orders it received in early 2016 (see “Recent Developments”). DSIT expects to show revenue growth in 2016 compared to 2015, particularly from its Energy & Security Sonar Solutions products as well as from Other Real-Time and Embedded Solutions products. This is based upon the backlog from December 31, 2015, the new orders received in early 2016 and additional orders expected to be received over the balance of 2016. While DSIT has a significant pipeline of project proposals, most of its major projects come after a lengthy sales cycle over which it has little control. Accordingly, we have no assurance that such growth will materialize.

GridSense

While GridSense sees some improvement in the overall business environment in the utility industry and expects utility spending to increase in future quarters, the timing of such spending on products such as those that GridSense provides cannot be predicted with certainty due to the sales cycle of electric utilities which is typically long and requires much technical and application support. To address these long sales cycles, GridSense has grown its customer pilot programs from just a handful in 2011 to over 50 ongoing pilots while at the same time focusing on more standardized opportunities. Of these ongoing pilots, 20 are major pilot programs each of which could generate over $500,000 in revenue. Pilot programs consist of deployment of one or more products on a test basis. Such pilot programs generally last between three and eighteen months. In the past, GridSense has not, however, generally been able to leverage market exposure into high volume sales. We believe this was due to the fact that GridSense’s focus had been on increasing the number of pilots which, though having potential for sizeable orders, required considerable engineering resources and customization effort. GridSense’s management has realigned its sales and engineering efforts and is focusing on more standardized opportunities which seem most likely to result in commercial-scale orders. Specifically, we plan to focus sales efforts in 2016 only on those products that have already shown the most traction in the marketplace such as the Transformer IQ® and the Line IQ®. We have no assurance, however, that our focused strategy and sales efforts will ultimately result in large scale roll-out programs.

In 2015, GridSense reported revenues of $2,507,000, a decrease of $1,986,000 (44%) compared to 2014 revenues revenue of $4,493,000. The decrease in GridSense’s 2015 revenue was in its U.S. operations, which saw revenue decrease from $2,772,000 in 2014 to $2,038,000 in 2015, as well as in Australia, which saw revenue from sales made through its distributor network decrease from $1,721,000 in 2014 to $469,000 in 2015. The decreased U.S. revenue was attributable to a lower backlog entering 2015 as compared to 2014, combined with a reduced sales force in place in the U.S. in the beginning of 2015. Decreased Australian revenue was due to the fulfillment of backlog from a large 2014 order with few new orders coming in following the fulfillment of that order in 2015. GridSense recorded no revenue through its Australian distributor in the second half of 2015 and does not anticipate any meaningful revenue from the distributor in the near future. Fourth quarter 2015 revenue of $523,000 was $149,000 more that third quarter 2015 revenue. GridSense anticipates increased revenue from U.S. orders in 2016 based on its strategy of concentrating on specific applications to its current products. It has seen an increase in specific application projects that we anticipate will result in future sales growth and improved margins.

GridSense's gross profit in 2015 of $20,000 decreased by approximately $1,277,000 or 98% compared to 2014's gross profit of $1,297,000. The decrease in gross profit was attributable to the abovementioned decrease in revenues as well as decreased gross margins. Gross margins decreased from 29% in 2014 to 1% in 2015. The decrease in the gross margin was due to a combination of a number of factors which negatively impacted on the 2015 gross margin. Gross margin in 2015 was negatively impacted in the first three quarters by the unexpected follow-on cost (in excess of $600,000) of a large 2014 deployment, increased warranty costs ($150,000) associated with two other 2013 and 2014 deployments and a $46,000 impairment associated with inventory being held by GridSense’s distributor in Australia and a $50,000 impairment associated with inventory in the U.S. Without these adjustments, GridSense’s margins would have been 35% for the year. During the fourth quarter of 2015, GridSense’s margin was 27% (36% without the $50,000 U.S. inventory impairment recorded in the fourth quarter of 2015). We expect gross margins to remain at or above these levels depending upon our product mix as we resolve the issues encountered by these legacy deployments.

During 2015, GridSense recorded $500,000 of R&D expense as compared to $1,096,000 during 2014. The decreased R&D expense is due to the elimination of GridSense’s Australian R&D activities in mid-2014 as well as reduced engineering staff in the U.S. Fourth quarter 2014 R&D expense was $90,000 compared to $202,000 in the fourth quarter of 2014 and $111,000 in the third quarter of 2015. GridSense expects that R&D expense going forward will remain at or about their current levels going forward.

During 2015, GridSense recorded $1,876,000 of SG&A expense representing a decrease of approximately $867,000 (32%) compared to 2014 SG&A expense of $2,743,000. The decreased SG&A expense is due to the elimination of GridSense's Australian operations as well as reduced headcount in the U.S. Fourth quarter SG&A expense of $437,000 reflects a decrease of $177,000 from the fourth quarter 2014 SG&A expense of $614,000 due to a $100,000 bad debt expense recorded in the fourth quarter of 2014 combined with a lower headcount and refocused marketing activities in 2015. We expect that SG&A costs will stabilize at or about their current levels going forward.

In the third quarter of 2015, following lower than anticipated sales and results for the quarter, GridSense recorded an impairment charge of $712,000 representing primarily the impairment of U.S. based remaining amortizing technologies, customer relationships and trade name recorded in the acquisition of GridSense. This impairment charge follows a second quarter 2015 goodwill impairment charge of $513,000 and a second quarter 2015 impairment charge of $337,000 representing the impairment of certain technologies and the value of customer relationships and trade name associated with GridSense’s historic operations in Australia. There is no remaining goodwill or intangibles associated with GridSense as of December 31, 2015.

Acorn continues to lend GridSense money for it working capital needs. During 2015, Acorn lent GridSense $1,566,000 for working capital as well as $1,483,000 to repay amounts principal and interest outstanding under GridSense’s revolving line-of-credit following Acorn’s non-compliance with its financial covenants after it had guaranteed the GridSense’s bank amounts outstanding under the line-of-credit. The bank continues to allow GridSense to borrow against 80% of certain accounts receivable balances up to an additional $750,000 for a period of one year (to July 16, 2016). As at December 31, 2015, GridSense was utilizing $138,000 of its accounts receivable financing.

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

OmniMetrix

Following the emergence of M2M (machine-to-machine) and Internet of Things applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it can play a key role in this new economic ecosystem. Given that residential and industrial standby generators as well as turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly becoming monitored in Internet of Things applications, and given that OmniMetrix monitors all major brands of critical equipment, OmniMetrix is well-positioned to be a competitive participant in this new market. As part of its strategy to broaden its market reach, OmniMetrix is in discussions with several companies in this market to explore strategic partnerships.

In 2015, OmniMetrix recorded revenue of $3,047,000 ($2,513,000 in its M2M segment and $534,000 in its PM segment) as compared to revenue of $2,756,000 recorded in 2014 ($2,174,000 in its M2M segment and $582,000 in its PM segment). The increase in revenue is driven by increased monitoring revenue (from $1,637,000 in 2014 to $2,025,000 in 2015) with hardware revenue declining slightly (from $1,119,000 in 2014 to $1,022,000 in 2015). M2M segment revenue reported increased monitoring revenue (from $1,403,000 in 2014 to $1,796,000 in 2015) with hardware revenue declining slightly (from $771,000 in 2014 to $717,000 in 2015). PM monitoring revenue was flat ($233,000 in 2014 to $228,000 in 2015) with hardware revenue declining slightly (from $349,000 in 2014 to $306,000 in 2015). The increase in M2M monitoring revenue is a result of an increase in the number of critical assets and equipment being monitored. Decreased hardware revenue in M2M and PM activities is due to normal demand fluctuations in the power generation and pipeline markets. PM monitoring revenue was flat due to a one-time reduction in units monitored by a legacy customer in certain outdated units. This one-time reduction in units monitored by this legacy customer offset the monitoring associated with new PM hardware units sold.

Gross profit during 2015 was approximately $1,791,000 reflecting a gross margin of 59% on revenues compared with a gross profit of $1,606,000 million (58% gross margin) in 2014. The increased gross profit in 2015 was due to increased revenue. Gross margin in 2014 included certain one-time inventory adjustments (approximately $100,000) which negatively impacted on the gross margin. Fourth quarter 2015 gross profit of $539,000 reflected a gross margin of 60% as compared to fourth quarter 2014 gross profit of $455,000 (60% gross margin). Gross margins are driven by margins on monitoring revenue which was 86% and 85% during the years ended December 31, 2015 and 2014, respectively. As monitoring revenue continues to grow, we expect OmniMetrix’s margins to increase in the long term as fixed costs are spread over a greater revenue base and the deferred costs associated with the provision of units to certain customers below cost are fully amortized.

During 2015, OmniMetrix recorded approximately $514,000 of R&D expense as compared to $616,000 in 2014. The decrease in R&D expense in 2015 was due to the completion of product development initiatives that took place in 2014. We do not expect that these costs will materially change in 2016.

During 2015, OmniMetrix recorded approximately $2,830,000 of SG&A costs. Such costs were above 2014 SG&A costs of $2,586,000 (an increase of $244,000 or 9%). The increased SG&A costs in 2015 were primarily the result of increased payroll and marketing costs. Fourth quarter 2015 SG&A costs of $734,000 were $61,000 more than that of the fourth quarter of 2014 of $673,000 and was virtually unchanged from third quarter 2015’s G&A costs of $747,000. We anticipate that our SG&A costs in 2015 will remain roughly at the levels in the third and fourth quarters of 2015.

On October 16, 2015, one of the Company’s directors acquired a 10% interest in Acorn’s OmniMetrix Holdings, Inc. subsidiary (“Holdings”) for $500,000 through the purchase of preferred stock. Holdings is the holder of 100% of the membership interests OmniMetrix, LLC. In the transaction, the director acquired 1,000 shares of Series A Preferred Stock (the “OmniMetrix Preferred Stock”) of Holdings. Subsequently, on November 23, 2015, the director acquired an additional 1,000 shares of OmniMetrix Preferred Stock for an additional $500,000 and currently owns a 20% interest in Holdings.

A dividend of 10% per annum will accrue on the OmniMetrix Preferred Stock. The dividend will be payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the OmniMetrix Preferred Stock is outstanding and has not been converted to Common Stock. The dividend will be payable in cash or the form of additional shares of OmniMetrix Preferred Stock at the election of the holder of the Preferred Stock. Through December 31, 2015, a dividend payable of $16,000 has been recorded with respect to the OmniMetrix Preferred Stock.

The OmniMetrix Preferred Stock will convert at the option of the holder of the OmniMetrix Preferred Stock on a one-for-one basis into Common Stock, subject to appropriate adjustments for corporate reorganizations, mergers, stock splits, etc. The OmniMetrix Preferred Stock has full ratchet anti-dilution protection and will not be diluted by any issuances below a pre-money equity valuation of $5.5 million for OmniMetrix.

During 2015, Acorn lent OmniMetrix a total of $930,000 and OmniMetrix repaid loans of $736,000 following the sale of the OmniMetrix Preferred Stock. In 2016, OmniMetrix will require additional financing depending upon its level of penetration into the M2M market. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

Corporate

Corporate general and administrative expense in 2015 increased slightly to $3,640,000 as compared to $3,560,000 of expense in 2014.  During 2015, corporate activity reflected decreased salary (approximately $230,000), non-cash stock compensation ($250,000) and investor relations expense (approximately $130,000) as compared to 2014. Such decreases were offset by increased professional and consulting fees of approximately $700,000 associated with exploring potential strategic events for various operating subsidiaries, costs associated with the Leap Tide transaction and other one-time expenses associated with the winding down of USSI.

Fourth quarter 2015 corporate general and administrative expense was $840,000 reflecting a decrease of $33,000 compared to the fourth quarter of 2014 and a decrease of $72,000 as compared to the third quarter of 2015. The decrease in fourth quarter 2015 corporate general and administrative expense compared to third quarter 2015's balance was primarily due to the one-time professional fees expenses incurred in the third quarter of 2015 associated with the winding down of USSI and decreased non-cash stock compensation expense in the quarter.

Following the resignation of John Moore in January 2016 (see Recent Developments), we will make an accrual in the first quarter of 2016 of $425,000 associated with Mr. Moore’s severance package (which we will begin to pay out beginning on or about July 28, 2016) as well as recording as non-stock compensation the vesting of his previously unvested options (approximately $155,000). Excluding these one-time charges, we expect corporate general and administrative quarterly expense for upcoming quarters to continue to decrease in 2016.

As of December 31, 2015, we had less than $100,000 of non-escrow corporate cash and cash equivalents. In January 2016, we borrowed $300,000 from two of our directors (see Recent Developments) to help finance our operations until the closing of the DSIT Transaction (see Recent Developments). As of March 21, 2016, Acorn's corporate operations (not including cash at any of our subsidiaries) held a total of approximately $22,000 in unrestricted cash and cash equivalents. On March 29, 2016, we borrowed an additional $75,000 from another director to help finance our operations until the closing of the DSIT Transaction (see Recent Developments).

We currently do not have sufficient cash flow for the next twelve months. Earlier in 2015, the Company expected that it would have sufficient liquidity to finance its activities and the activities of GridSense and OmniMetrix based upon its cash balance at the time and the support then expected to be provided by DSIT (up to $5.0 million in 2015). Support from DSIT did not materialize primarily due to delays in the billing and collection of certain unbilled revenue. In 2015, DSIT lent and advanced Acorn approximately $594,000. As a result of DSIT’s inability to provide sufficient funding during 2015, Acorn sought alternate sources of funding, including a financing transaction with Leap Tide and the sale of 20% of its interests in OmniMetrix. We expect that in 2016, the sale of a portion of our interest in DSIT will generate approximately $4.9 million of cash before escrow ($0.6 million), transaction fees and taxes. The proceeds from the sale are to be used for repayment of debt to Leap Tide ($2.0 million) and to the three directors who lent us $375,000 in January 2016 and March 2016. Remaining cash after such debt repayments will be used to support the corporate cash needs of Acorn and its subsidiaries to the extent possible.

If additional liquidity is necessary to finance the operating activities of Acorn and the operations of our operating subsidiaries, we will continue to pursue alternative sources of funding, which may include additional loans from related and/or non-related parties, a sale or partial sale of one or more of our operating subsidiaries, finding a strategic partner for one or more of our businesses or equity financings. There can be no assurance additional funding will be available at terms acceptable to us or that we will be able to successfully utilize any of these possible sources to provide additional liquidity. If additional funding is not available in sufficient amounts, Acorn will not be able to fund its own corporate activities during the next twelve months, which could materially impact our ability to continue operations, and Acorn may not be able to fund GridSense and OmniMetrix as it has historically, which could materially impact the carrying value of these subsidiaries. As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Investments in other entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or our ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize our proportionate share of the investee’s net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not recorded. We resume accounting for the investment under the equity method when the entity subsequently reports net income and our share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. As at December 31, 2015, we no longer have cost basis or equity method investments. However, following the sale of a portion of our interest in DSIT (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments), beginning in the second quarter of 2016, we will be accounting for our investment in DSIT on the equity method.

The equity method of accounting is intended to be a single line consolidation and, therefore, generally should result in the same net income attributable to the investor as would be the case if the investee had been consolidated. The main impact on our consolidated financial statements will be that, instead of DSIT’s results of operations and balance sheets affecting our consolidated line items, our proportionate share of net income or loss from these entities will be reported in equity income (loss) — net, in our consolidated income statements, and our investment in these entities was reported as equity method investments in our consolidated balance sheets.

Goodwill and Intangibles

As a result of various acquisitions in the past, we recorded goodwill and amortizable intangible assets. Businesses acquired are recorded at their fair value on the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

Our goodwill at December 31, 2014 was approximately $1.0 million representing approximately 3% of our total assets at the time. Our goodwill was allocated to our segments as follows: Energy & Security Sonar Solutions – approximately $0.5 million and Smart Grid Distribution Automation – approximately $0.5 million. During 2015, we wrote off the $0.5 million of goodwill associated with our Smart Grid Distribution Automation segment. At December 31, 2015, our goodwill (all of which was in our Energy & Security Sonar Solutions segment) was approximately $0.5 million representing approximately 2% of our total assets. Following the sale of a portion of our interest in DSIT (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments), we will be reporting our investment in our Energy & Security Sonar Solutions segment (DSIT) under the equity method. The equity method of accounting is intended to be a single line consolidation and accordingly, we will no longer be presenting goodwill associated with our Energy & Security Sonar Solutions segment in our balance sheets beginning in the first quarter of 2016.

Intangible assets that have finite useful lives are recorded at fair value at the time of the acquisition, and are carried at such value less accumulated amortization. Our net intangible asset balance at December 31, 2014 was approximately $1.2 million representing approximately 4% of our total assets at the time. We amortize these intangible assets on a straight-line basis over their estimated useful lives. The intangible asset balance at December 31, 2014 was comprised of Software and Customer Relationships in our Smart Grid Distribution Automation segment. During 2015, we amortized and wrote off the $1.2 million of intangible assets associated with our Smart Grid Distribution Automation segment.

We review our goodwill for impairment annually at the reporting unit level in the fourth quarter of each fiscal year. Each of our reportable operating segments is deemed to be a reporting unit. These reporting units have been identified based on appropriate accounting principles, which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. Assets acquired and liabilities assumed are assigned to a reporting unit as of the date of acquisition. In the event we reorganize our business, we reassign the assets (including goodwill) and liabilities among the affected reporting units. Our corporate activities and those relating to our non-reporting segment are not assigned to our reporting units. We periodically review these reporting units to ensure that they continue to reflect the manner in which the business is operated.

We also analyze whether any indicators of impairment for goodwill and intangibles exist each quarter. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of our long-lived assets, and/or slower growth rates, among others. During 2015, we determined that goodwill associated with our GridSense reporting unit was fully impaired and recorded a charge of $0.5 million in our consolidated statements of operations. We believe that lower than expected sales by GridSense in 2015 and reduced projected revenues and cash flows led to the impairment charge.

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

For 2015, as required, we performed an annual impairment test of recorded goodwill during the fourth quarter for our Energy & Security Sonar Solutions segment. No impairment was found using the implied valuation of DSIT in the Rafael transaction (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments).

Revenue Recognition

Revenue from time-and-materials service contracts, maintenance agreements and other services is recognized as services are provided, all significant contractual obligations have been satisfied and collections assured.

In the year ended December 31, 2015, we recorded approximately $13.5 million of revenues in our DSIT subsidiary representing approximately 71% of our consolidated revenue for the year. In 2015, DSIT derived approximately $12.1 million or 90% of its revenues from fixed-price type contracts. Fixed-price type contracts require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized for a particular period, using the percentage-of-completion method as costs (primarily direct labor) are incurred, with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and margins may be significantly and negatively affected and losses on existing contracts may need to be recognized. Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations. In 2014, DSIT encountered significant changes in estimate for a material project due to increased estimated installation costs of its AquaShieldTM Diver Detection Sonar system. The aggregate net changes in the contract estimates recognized using the cumulative catch-up method of accounting increased net income by approximately $1.2 million in 2014 ($0.05 per share).

In 2015, GridSense recorded approximately $2.5 million of revenue representing approximately 13% of our consolidated revenue for the year.

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

In 2015, OmniMetrix recorded approximately $3.0 million of revenue representing approximately 16% of our consolidated revenue for the year. Of OmniMetrix’s 2015 revenue, $1.0 million or 34% represents the revenue from the sales of monitoring units and $2.0 million or 66% represents the revenue recognized from monitoring fees.

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

DSIT’s functional currency is the New Israeli Shekel (“NIS”). DSIT’s financial statements have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the year or the specific exchange rate on the date of a specific transaction. All exchange gains and losses denominated in non-functional currencies are reflected in finance expense, net in the consolidated statement of operations when they arise.

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

For our Acorn options, the expected volatility factor used to value stock options in 2015 was based on the historical volatility of the market price of the Company’s common stock over a period equal to the expected term of the options. For the expected term of the option, we used an estimate of the expected option life based on historical experience. The risk-free interest rate used is based upon U.S. Treasury yields for a period consistent with the expected term of the options. We assumed no quarterly dividend rate. We recognize stock-based compensation expense on an accelerated basis over the requisite service period. Due to the numerous assumptions involved in calculating share-based compensation expense, the expense recognized in our consolidated financial statements may differ significantly from the value realized by employees on exercise of the share-based instruments. In accordance with the prescribed methodology, we do not adjust our recognized compensation expense to reflect these differences. Recognition of stock-based compensation expense had, and will likely continue to have, a material effect on our selling, general and administrative and other items within our consolidated statements of operations and also may have a material effect on our deferred income taxes and additional paid-in capital line items within our consolidated balance sheets. We are also required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially impacted.

The option plan for our DSIT subsidiary allowed for vesting either upon the occurrence of an initial public offering of DSIT, a corporate transaction involving DSIT or upon the option grantee achieving 25 years of service with DSIT. In the fourth quarter of 2015, the likelihood of a corporate transaction involving DSIT was deemed to be probable and accordingly, all options that had not previously vested as a result of the option grantee achieving 25 years of service with DSIT were deemed to be fully vested. As a result, DSIT recorded stock compensation expense of $79,000 during the year ended December 31, 2015.

For each of the years ended December 31, 2014 and 2015, we incurred stock compensation expense with respect to options of approximately $0.9 million and $0.7 million, respectively. Such amounts include the abovementioned stock compensation expense associated with DSIT.

See Note 15 to the consolidated financial statements for the assumptions used to calculate the fair value of share-based employee compensation for our Acorn options.

RESULTS OF OPERATIONS

The selected consolidated statement of operations data for the years ended December 31, 2014 and 2015 and consolidated balance sheet data as of December 31, 2014 and 2015 has been derived from our audited Consolidated Financial Statements included in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 2011, 2012 and 2013 has been derived from our consolidated financial statements not included herein.

This data should be read in conjunction with our Consolidated Financial Statements and related notes included herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Statement of Operations Data:

	For the Years Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands, except per share data)
Revenues	$17,612	$17,955	$20,288	$19,560	$19,055
Cost of sales	10,601	11,731	12,785	12,922	12,868
Gross profit	7,011	6,224	7,503	6,638	6,187
Research and development expenses, net	1,938	3,013	4,276	2,714	2,205
Selling, general and administrative expenses	10,333	15,535	16,455	12,023	11,508
Impairments	—	—	6,731	1,773	1,562
Restructuring and related charges	—	—	1,389	294	—
Operating loss	(5,260)	(12,324)	(21,348)	(10,166)	(9,088)
Finance income (expense), net	(26)	61	162	(129)	(330)
Gain on sale of HangXing	492	—	—	—	—
Loss from operations before taxes on income	(4,794)	(12,263)	(21,186)	(10,295)	(9,418)
Income tax benefit (expense)	12,767	2,956	(156)	(164)	(211)
Income (loss) from continuing operations	7,973	(9,307)	(21,342)	(10,459)	(9,629)
Gain on the sale of discontinued operations, net of income taxes	31,069	—	—	—	—
Loss from discontinued operations, net of income taxes	(4,722)	(8,428)	(9,647)	(19,140)	(1,173)
Net income (loss)	34,320	(17,735)	(30,989)	(29,599)	(10,802)
Non-controlling interest share of (income) loss – continuing operations	(22)	(84)	62	47	105
Non-controlling interest share of loss - discontinued operations	1,111	1,108	1,213	2,407	98
Net income (loss) attributable to Acorn Energy, Inc. shareholders	$35,409	$(16,711)	$(29,714)	$(27,145)	$(10,599)
Basic net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
Income (loss) from continuing operations	$0.46	$(0.52)	$(1.12)	$(0.46)	$(0.36)
Income (loss) from discontinued operations	1.57	(0.41)	(0.45)	(0.73)	(0.04)
Net income (loss) per share attributable to Acorn Energy, Inc. shareholders	$2.03	$(0.93)	$(1.57)	$(1.19)	$(0.40)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic	17,462	17,891	18,916	22,844	26,803
Diluted net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
Income (loss) from continuing operations	$0.44	$(0.55)	$(1.12)	$(0.46)	$(0.36)
Income (loss) from discontinued operations	1.55	(0.38)	(0.45)	(0.73)	(0.04)
Net income (loss) per share	$1.99	$(0.93)	$(1.57)	$(1.19)	$(0.40)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – diluted	17,743	17,891	18,916	22,844	26,803

The following table sets forth certain information with respect to revenues and profits of our reportable business segments for the years ended December 31, 2015 and 2014, including the percentages of revenues attributable to such segments. (See Note 19 to our Consolidated Financial Statements for the definitions of our reporting segments).

	Energy & Security Sonar Solutions	GridSense	M2M	Other	Total
Year ended December 31, 2015:
Revenues from external customers	$12,093	$2,507	$2,513	$1,942	$19,055
Percentage of total revenues from external customers	63%	13%	13%	10%	100%
Segment gross profit	3,834	20	1,472	861	6,187

Year ended December 31, 2014:
Revenues from external customers	$11,200	$4,493	$2,174	$1,693	$19,560
Percentage of total revenues from external customers	57%	23%	11%	9%	100%
Segment gross profit	3,272	1,297	1,182	888	6,638

2015 COMPARED TO 2014

Revenues. Revenues of $19.1 million during 2015 reflected a decrease of $0.5 million or 3% as compared to 2014 revenues of $19.6 million. Revenues at DSIT increased 10% from $12.3 million during 2014 to $13.5 million in 2015; OmniMetrix increased 11% from $2.8 million during 2014 to $3.0 million in 2015 while revenues at GridSense decreased 44% from $4.5 million during 2014 to $2.5 million in 2015.

The increase in revenue in DSIT was primarily due to revenue recorded from its $15.4 million project received in the first quarter of 2015 for Hull Mounted Sonar (HMS) systems and an Anti-Submarine Warfare (ASW) Trainer as well as increases in revenue from DSIT’s non-Naval projects following the receipt of a number of new project orders in 2015. Revenue from DSIT’s other IT and consulting activities also increased due to revenue generated from upgrade and support services related to a new version of DSIT’s protocol management software for cancer patients. The increase in OmniMetrix revenues was driven by increased revenues in OmniMetrix’s M2M activities which increased 16% from $2.2 million in 2014 to $2.5 million in 2015. Revenue from PM activities decreased 8% from $0.6 million in 2014 to $0.5 million in 2015. The increase in OmniMetrix’s M2M revenue is attributable to the increased number of units being monitored. The decrease in OmniMetrix’s PM revenue is primarily attributable to decreased hardware revenue from demand fluctuations in pipeline markets. The decrease in GridSense revenues was due to decreased revenues from GridSense’s U.S. operations which saw its revenues decrease from $2.8 million in 2014 to $2.0 million in 2015. Revenue in Australia through GridSense’s distributor also decreased from $1.7 million in 2014 to $0.5 million in 2015. The decreased U.S. revenue was attributable to a lower backlog entering 2015 as compared to 2014, combined with a reduced sales force in place in the U.S. in the beginning of 2015. Decreased Australian revenue was due to the fulfillment of backlog from a large 2014 order with few new orders coming in following the fulfillment of that order in 2015. GridSense recorded no revenue through its Australian distributor in the second half of 2015 and does not anticipate any meaningful revenue from the distributor in the near future.

Gross profit. Gross profit of $6.2 million during 2015 reflects a $0.5 million or 7% decrease compared to 2014 gross profit of $6.6 million. Gross profit at DSIT increased $0.6 million or 17% in 2015 as compared to 2014. Gross profit at OmniMetrix also increased ($0.2 million or 12%) while gross profit at GridSense decreased ($1.3 million or 98%). The increase in DSIT’s year-on-year gross profit was attributable to both increased revenues and gross margins. The increase in gross margin in 2015 was attributable to the mix of projects worked on during the year as there was a larger increase in revenue reported in higher-margin Naval projects than in generally-lower-margin non-Naval projects. The increase in OmniMetrix's gross profit was primarily attributable to its increased revenues as gross margins increased nominally from 58% in 2014 to 59% in 2015. GridSense's gross profit decrease was the result of both decreased revenues and a decreased gross margin which fell to 1% in 2015 from 29% in 2014. Gross margin in 2015 was negatively impacted by the unexpected follow-on cost of a large 2014 deployment, increased warranty costs associated with two other deployments and impairments associated with inventory being held in the U.S. and by GridSense’s distributor in Australia. Without these adjustments, GridSense’s margins would have been 35% for the year.

Research and development (“R&D”) expenses. R&D expenses decreased $0.5 million (19%) from $2.7 million in 2014 to $2.2 million in 2015. The decreased R&D expense was attributable to decreases at GridSense whose R&D expense decreased 54% from $1.1 million in 2014 to $0.5 million in 2015 and OmniMetrix whose R&D expense decreased from $0.6 million in 2014 to $0.5 million in 2015. DSIT’s R&D expense increased 19% from $1.0 million in 2014 to $1.2 million in 2015. The decrease at GridSense was due to the downsizing of GridSense’s Australian operations and reduced engineering staff in the U.S. The decrease in R&D expense at OmniMetrix was due to the completion of product development initiatives that took place in 2014. DSIT’s increased R&D expense was due to increased activity on its two MEIMAD projects for the development of a fiber-optic based Perimeter Security System Interrogator and a fiber-optic based SHM Interrogator.

Selling, general and administrative expenses (“SG&A”). SG&A costs in 2015 decreased by $0.5 million (4%) as compared to 2014. DSIT recorded approximately $3.2 million of SG&A expense in 2015 as compared to $3.1 million in 2014. The increase compared to 2014 is attributable to non-cash stock compensation expense ($60,000) associated with vesting of options at DSIT in 2015. GridSense recorded $1.9 million of SG&A expense representing a decrease of approximately $0.9 million (32%) compared to 2014 SG&A expense. The decreased SG&A expense is due to the elimination of GridSense's Australian operations as well as reduced headcount in the U.S. OmniMetrix recorded approximately $2.8 million of SG&A costs or approximately $0.2 million (9%) more than 2014 SG&A expense due to increased payroll and marketing costs. Corporate general and administrative expense in 2015 increased slightly to approximately $3.6 million. Corporate expense in 2015 reflected decreases in salary costs decreases in salary costs (which decreased by approximately $230,000), non-cash stock compensation expense (which decreased by approximately $250,000) and investor relations (which decreased by approximately $130,000). These decreases were offset by increased professional and consulting fees of approximately $700,000 associated with exploring potential strategic events for various operating subsidiaries, costs associated with the Leap Tide transaction and other one-time expenses associated with the winding down of USSI.

Impairments. In 2015, following lower than anticipated sales and results, GridSense recorded an impairment charges of $1.6 million representing primarily the impairment of all remaining amortizing intangibles and goodwill.

Discontinued operations. During 2015, we recorded losses net of income tax of $1.2 million with respect to USSI from its activities in 2015 until its bankruptcy filing in September 2015. During 2014, USSI recorded losses net of income tax of $19.1 million. USSI’s loss includes impairments of inventory ($6.0 million), fixed assets ($1.0 million), intangibles ($2.0 million) and goodwill ($1.4 million).

Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn Energy of $10.6 million in 2015 compared with a net loss of $27.1 million in 2014. Our loss in 2015 was due to losses in our GridSense ($3.9 million), OmniMetrix ($1.6 million) and DSIT ($0.3 million) subsidiaries and corporate expenses which contributed an additional $3.8 million. Our USSI discontinued operations had losses of $1.2 million. These losses from discontinued operations were partially offset by the non-controlling interest's share of those operations of approximately $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had a negative working capital of $1.0 million. This amount includes deferred revenue of $5.3 million associated with DSIT ($3.5 million) and OmniMetrix ($1.8 million). Our negative working capital included $0.2 million of cash and cash equivalents, restricted deposits of approximately $2.2 million and an escrow deposit of $0.1 million.  Net cash decreased during the year ended December 31, 2015 by $4.6 million. During 2015, $1.0 million of cash was used in operating activities ($0.8 million of cash was provided in continuing operations).

The primary source of cash in operating activities during 2015 was the cash provided by the operations of our DSIT subsidiary which generated $5.7 million of cash primarily from the increase in deferred revenues following its receipt of a down payment of $6.2 million for its recent order of HMS systems and an ASW Trainer for an undisclosed navy (see cash used in investment activities below). Our other subsidiaries included in continued operations used $1.6 million (GridSense), $1.1 million (OmniMetrix) while our corporate headquarters used $2.2 million. Our discontinued operations (USSI) used $1.8 million in their operations in 2015.

A total of $4,434,000 of cash was used in investment activities during 2015. The primarily use of cash in investment activities was for the $4,006,000 net increase in restricted deposits. The net increase in restricted deposits is related to various performance and bank guarantees which DSIT provides for its customers in the normal course of its business. The majority of the net increase in restricted deposits is related to the abovementioned down payment receipt of $6.2 million for its recent order for HMS systems and an ASW Trainer for an undisclosed navy, a portion of which was subsequently released for use for DSIT. An additional $164,000 was used in the acquisition of property and equipment, $164,000 was used to fund severance assets and $100,000 was used to fund an escrow deposit to fund interest payments on the secured loan from Leap Tide.

Net cash of $560,000 was provided by financing activities in 2015. We received gross proceeds of $2,000,000 in the loan from Leap Tide. One of our directors also invested $1,000,000 for the purchase of a 20% interest in OmniMetrix. These proceeds were partially offset by the net change in short-term debt ($2,311,000) and the repayments of long-term debt ($129,000).

At December 31, 2015, DSIT had approximately, $5.1 million of restricted cash in banks ($2.2 million in current restricted cash and $2.9 million in non-current restricted cash) and approximately NIS 4.6 million (approximately $1.2 million at the December 31, 2015 exchange rate) in Israeli credit lines available to it from two Israeli banks (approximately $540,000 from one bank and $640,000 from the other). The line-of-credit at the one of the banks expires in June 2016 and at the second bank the line expires in February 2017. At December 31, 2015, approximately $1.1 million of DSIT’s lines were being used. In addition, to the above lines-of-credit, in December 2014, DSIT entered into an agreement with another bank to allow DSIT to borrow against certain accounts receivable balances at an interest rate equal to the Israeli prime rate plus 1.8%. At December 31, 2015, DSIT had borrowed approximately $0.9 million against certain accounts under this agreement.

The DSIT lines-of-credit are subject to maintaining certain financial covenants. At one bank, DSIT is required to maintain shareholder’s equity of at least $4.5 million and such shareholder’s equity would not be less than 25% of total assets. DSIT’s calculated shareholder equity for this bank was approximately $5.6 million and represented approximately 33% of total assets. At the second bank, DSIT is required to maintain tangible shareholder’s equity of at least $5.5 million and such shareholder’s equity would not be less than 25% of total assets. DSIT’s calculated shareholder equity for this bank was marginally above the required amount and represented approximately 32% of total assets. In addition, DSIT’s accounts receivable and unbilled revenue balances are required to be at least equal to its utilized credit lines and the amounts guaranteed by its other bank. At December 31, 2015, DSIT’s accounts receivable and unbilled revenue balances were nearly three times its utilized credit lines and the amounts guaranteed by its other bank. Accordingly, at December 31, 2015, DSIT was in compliance its financial covenants at both banks.

In April 2015, GridSense paid $500,000 to its bank (the “Bank”) in reduction of its obligations under its Loan Agreement. Subsequently, in May 2015, Acorn deposited $500,000 into a restricted account at the Bank to secure the Acorn’s guaranty of GridSense’s obligations under the Loan Agreement. Upon completion of the Leap Tide Transaction in August 2015, Acorn paid $480,000 to the Bank and applied the $500,000 that was in the restricted account to the outstanding debt to the Bank in full satisfaction of amounts due under the Loan Agreement.

Under a separate Financing Agreement, the bank continues to allow GridSense to borrow against 80% of certain accounts receivable balances up to an additional $750,000 (to July 16, 2016). As at December 31, 2015, GridSense was utilizing approximately $138,000 of its accounts receivable financing facility ($156,000 being utilized on March 21, 2016).

Acorn continues to lend GridSense money for its working capital needs. In 2015, Acorn lent GridSense $3,049,000 of which $1,483,000 was used to pay down GridSense’s principal and interest under its Loan Agreement (see above). In 2016, through March 21, 2016, Acorn has lent GridSense an additional $257,000. We have no assurance that GridSense will generate sufficient sales or reduce its need for additional financing to support its working capital needs. Additional working capital support may be in the form of an additional or expanded bank line, new investment by others, additional loans by Acorn, or a combination of the above. There is no assurance that GridSense will be able to obtain an additional or expanded line-of-credit or other support in sufficient amounts, in a timely manner or on acceptable terms. The availability and amount of any additional loans from us to GridSense may be limited by the working capital needs of our corporate activities and other operating companies.

In the fourth quarter of 2015, one of the Company’s directors acquired a 20% interest in Acorn’s OmniMetrix Holdings, Inc. for $1,000,000.

During 2015, Acorn lent OmniMetrix a total of $930,000 of which $736,000 was repaid from the proceeds of the sale of 20% of OmniMetrix described above. During 2016, through March 21, 2016, Acorn has lent OmniMetrix an additional $25,000. OmniMetrix will require additional financing in 2016, the amount of financing it will need is dependent upon its level of penetration into the M2M and PM markets. In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500,000. In connection with this financing arrangement, OmniMetrix granted the lender a security interest in OmniMetrix’s receivables, inventory and certain other assets. Debt incurred under this financing arrangement bears interest at the greater of prime (3.5% at December 31, 2015) plus 2% or 6% per year. In addition, OmniMetrix must pay a monthly service charge of 1.125% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 19.5%. Currently, while the Loan and Security Agreement reflects a $500,000 credit line, the lender has imposed a sublimit of $300,000 and has sole discretion as to when to remove the sublimit. Under the Loan and Security Agreement all indebtedness of OmniMetrix to Acorn is subordinated to the credit line, although it permits OmniMetrix to pay Acorn (or affiliates and related companies) up to $130,000. Through March 21, 2016, OmniMetrix has borrowed $202,000 pursuant to the Loan and Security Agreement and has paid Acorn $82,000.

We have no assurance that OmniMetrix’s credit facility will provide sufficient liquidity for all of OmniMetrix’s working capital needs in 2016. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

In March 2015, Acorn announced that it had stopped funding its USSI subsidiary and that USSI had suspended all operations and terminated virtually all of its employees. USSI unsuccessfully attempted to sell its assets in order to maximize value for its creditors and other stakeholders. On September 25, 2015, the bank to which USSI had previously granted a lien on substantially all of its assets including USSI’s intellectual property held a public auction and received no offers for the assets of USSI. The bank filed a credit bid for $725,000 and acquired all the assets of USSI. On September 28, 2015, the Board of Directors of USSI approved a motion to file a voluntary petition for protection under a Chapter 7 Bankruptcy and a petition under Chapter 7 was filed on September 30, 2015. Accordingly, we do not anticipate incurring any further material costs with respect to USSI.

The accompanying audited consolidated financial statements included in this Form 10-K have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our operations to satisfy our liabilities on a timely basis and to obtain additional funding or generate sufficient revenue to cover our operating expenses. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2015, we had less than $100,000 of non-escrow corporate cash and cash equivalents. In January 2016, we borrowed $300,000 from two of our directors (see Recent Developments) to help finance our operations until the closing of the DSIT Transaction (see Recent Developments). As of March 21, 2016, Acorn's corporate operations (not including cash at any of our subsidiaries) held a total of approximately $22,000 in unrestricted cash and cash equivalents. On March 29, 2016, we borrowed an additional $75,000 from another director to help finance our operations until the closing of the DSIT Transaction (see Recent Developments).

We currently do not have sufficient cash flow for the next twelve months. Earlier in 2015, we expected that we would have sufficient liquidity to finance our activities and the activities of GridSense and OmniMetrix based upon our cash balance at the time and the support then expected to be provided by DSIT (up to $5.0 million in 2015). Support from DSIT did not materialize primarily due to delays in the billing and collection of certain unbilled revenue. In 2015, DSIT lent and advanced Acorn approximately $594,000. As a result of DSIT’s inability to provide sufficient funding during 2015, Acorn sought alternate sources of funding, including a financing transaction with Leap Tide and the sale of 20% of its interests in OmniMetrix. We expect that in 2016, the sale of a portion of our interest in DSIT will generate approximately $4.9 million of cash before escrow ($0.6 million), transaction fees and taxes. The proceeds from the sale are to be used for repayment of debt to Leap Tide ($2.0 million) and to the three directors who lent us $375,000 in January 2016 and March 2016. Remaining cash after such debt repayments will be used to support the corporate cash needs of Acorn and its subsidiaries to the extent possible.

If additional liquidity is necessary to finance the operating activities of Acorn and the operations of our operating subsidiaries, we will  continue to pursue alternative sources of funding, which may include additional loans from related and/or non-related parties, a sale or partial sale of one or more of our operating subsidiaries, finding a strategic partner for one or more of our businesses or equity financings. There can be no assurance additional funding will be available at terms acceptable to us or that we will be able to successfully utilize any of these possible sources to provide additional liquidity. If additional funding is not available in sufficient amounts, Acorn will not be able to fund its own corporate activities during the next twelve months, which could materially impact our ability to continue operations, and Acorn may not be able to fund GridSense and OmniMetrix as it has historically, which could materially impact the carrying value of these subsidiaries. As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of December 31, 2015.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending December 31, (in thousands)
	Total	2016	2017-2018	2019-2020	2021 and thereafter
Bank and other debt	$4,054	$4,054	$—	$—	$—
Operating leases (1)	1,756	581	1,024	151	—
Potential severance obligations (2)	5,024	41	1,232	76	3,675
Minimum royalty payments (3) (4) (5)	—	—	—	—	—
Total contractual cash obligations	$10,834	$4,676	$2,256	$227	$3,675

We expect to finance the contractual commitments for continuing operations from cash currently on hand and cash generated from operations.

(1) Includes the renewal of DSIT’s office lease in January 2016.

(2) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of December 31, 2015, we accrued a total of $5.0 million for potential severance obligations to our Israeli employees of which approximately $3.6 million was funded. The timing of actual payment of severance obligations are uncertain as employees may continue to work beyond the legal retirement age.

(3) In September 2012, our DSIT and USSI subsidiaries were awarded a joint $900,000 grant from the BIRD Foundation for the joint development of the next generation integrated passive/active threat detection system for underwater site protection (“PAUSS”). Under the terms of the grant agreement, DSIT and USSI, both DSIT and USSI were to repay the grant based on 5% of gross sales of the commercialized product, if any. The above table does not include any royalties that may be paid under this arrangement. Due to the suspension of USSI’s operations, the BIRD Foundation has decided that it will no longer fund DSIT’s continued development of the PAUSS (either on its own or jointly with another U.S. company). It is unclear at this time how the suspension of activities at USSI and the cancellation of participation in the funding of this project by the BIRD Foundation may impact DSIT’s obligations under this arrangement. DSIT does not believe that the BIRD Foundation will pursue recovery of previously funded amounts (approximately $379,000).

(4) Our DSIT subsidiary was awarded grants from MEIMAD. Under the terms of the grant agreement between the OCS and DSIT, DSIT will have to repay the grant based on 5% of gross sales of the commercialized product, if any. The above table does not include any royalties that may be paid under this arrangement.

(5) Our GridSense subsidiary is required to pay a royalty on any project sale of a particular product of not less than $100,000 to two former employees. The royalty rate is on a sliding scale from 1.5% to 6.0%. The above table does not include any royalties that may be paid under this arrangement.

Certain Information Concerning Off-Balance Sheet Arrangements

Our DSIT subsidiary provides various performance, advance and tender guarantees as required in the normal course of its operations.  As at December 31, 2015, such guarantees totaled approximately $9.6 million and were due to expire on different dates from 2016 to 2018.  As security for a portion of these guarantees, DSIT has deposited approximately $5.1 million ($2.2 million of which is shown as current restricted deposits and $2.9 million as non-current restricted deposits in our Consolidated Financial Statements).  As DSIT’s restricted cash is released from the completion of projects and the end of the guarantees, it expects to provide additional security deposits for new guarantees for new projects received.

Impact of Inflation and Interest Rate & Currency Fluctuations

In the normal course of business, we are exposed to fluctuations in interest rates on one of our lines-of-credit ($1.2 million available) to finance our operations in Israel. Such line-of-credit bears interest at rates that are linked to the Israeli prime rate (1.60% at December 31, 2015 and 1.75% at December 31, 2014).

Our non-US dollar monetary assets and liabilities (net liabilities of approximately $2.1 million at December 31, 2015) in Israel are exposed to fluctuations in exchange rates.

Historically, a majority of DSIT’s sales have been denominated in dollars or denominated in NIS linked to the dollar. Such sales transactions are negotiated in dollars; however, for the convenience of the customer they are often settled in NIS. These transaction amounts are linked to the dollar between the date the transactions are entered into until the date they are effected and billed. From the time these transactions are effected and billed through the date of settlement, amounts are primarily unlinked. As DSIT increases its sales to customers outside of Israel, a greater portion of its receipts from customers will be settled in dollars. In 2016, we expect a significant portion of DSIT’s sales to be settled in dollars. A significant majority of DSIT’s expenses in Israel are in NIS (primarily labor costs), while a portion is in dollars or dollar-linked NIS.

The dollar cost of our operations in Israel may be adversely affected in the future by a revaluation of the NIS in relation to the dollar. In 2015 the appreciation of the dollar against the NIS was 0.3% while in 2014 the dollar appreciated against the NIS by 12.0%.

As of December 31, 2015, virtually all of DSIT’s monetary assets and liabilities that were not denominated in dollars or dollar-linked NIS were denominated in NIS. In the event that in the future we have material net monetary assets or liabilities that are not denominated in dollar-linked NIS, such net assets or liabilities would be subject to the risk of currency fluctuations. At times, DSIT purchases forward contracts to attempt to reduce its exposure to currency fluctuations. Furthermore, $4.5 million of our backlog of projects at December 31, 2015 are contracts and orders that are not denominated in US dollars.

SUMMARY QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain of our unaudited quarterly consolidated financial information for the years ended December 31, 2014 and 2015. This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto.

	2014				2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$4,454	$4,723	$5,168	$5,215	$4,618	$4,807	$4,776	$4,854
Cost of sales	3,024	3,447	3,235	3,216	3,099	3,142	3,345	3,282
Gross profit	1,430	1,276	1,933	1,999	1,519	1,665	1,431	1,572
Research and development expenses, net	727	731	677	579	565	636	434	570
Selling, general and administrative expenses	3,318	3,126	2,690	2,889	2,781	2,998	2,902	2,827
Impairments of goodwill , intangibles and loans	—	649	—	1,124	—	850	712	—
Restructuring and related charges	—	198	96	—	—	—	—	—
Operating loss	(2,615)	(3,428)	(1,530)	(2,593)	(1,827)	(2,819)	(2,617)	(1,825)
Finance income (expense), net	(59)	(87)	81	(64)	12	(106)	(166)	(70)
Loss before taxes on income	(2,674)	(3,515)	(1,449)	(2,657)	(1,815)	(2,925)	(2,783)	(1,895)
Income tax benefit (expense)	55	(168)	(12)	(39)	33	(22)	(58)	(164)
Net loss from continuing operations	(2,619)	(3,683)	(1,461)	(2,696)	(1,782)	(2,947)	(2,841)	(2,059)
Income (loss) from discontinued operations, net of income taxes	(1,956)	(2,238)	(2,687)	(12,259)	(1,152)	(229)	208	—
Net loss	(4,575)	(5,921)	(4,148)	(14,955)	(2,934)	(3,176)	(2,633)	(2,059)
Non-controlling interest share of net (income) loss – continuing operations	25	113	(40)	(51)	20	(4)	(46)	134
Non-controlling interest share of net (income) loss – discontinued operations	246	281	339	1,541	145	31	(77)	—
Net loss attributable to Acorn Energy, Inc.	$(4,304)	$(5,527)	$(3,849))	$(13,465)	$(2,769)	$(3,149)	$(2,756)	$(1,925)
Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
Continuing operations	$(0.11)	$(0.16)	$(0.06)	$(0.11)	$(0.07)	$(0.11)	$(0.10)	$(0.07)
Discontinued operations	$(0.08)	$(0.09)	$(0.11)	$(0.43)	$(0.04)	$(0.01)	$(0.00)	0.00
Total attributable to Acorn Energy, Inc. shareholders.	$(0.19)	$(0.25)	$(0.17)	$(0.54)	$(0.11)	$(0.12)	$(0.10)	$(0.07)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. – basic and diluted	22,171	22,190	22,190	24,875	26,476	26,476	26,933	27,326

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

Foreign Currency Risk

The translation of the balance sheets of our Israeli operations from NIS into U.S. dollars is sensitive to changes in foreign currency exchange rates. These translation gains or losses are recorded either as cumulative translation adjustments (“CTA) within stockholders’ equity, or foreign exchange gains or losses in the statement of operations. In 2015 the U.S. dollar strengthened in relation to the NIS by 0.3%. To test the sensitivity of these operations to fluctuations in the exchange rate, the hypothetical change in CTA and foreign exchange gains and losses is calculated by multiplying the net assets of these non-U.S. operations by a 10% change in the currency exchange rates.

As of December 31, 2015, a 10% weakening of the U.S. dollar against the NIS would have decreased stockholders’ equity by approximately $105,000 (arising from a CTA adjustment of approximately $130,000 and net exchange losses of approximately $235,000). These hypothetical changes are based on adjusting the December 31, 2015 exchange rates by 10%.

From time to time, our DSIT subsidiary enters into various forward contracts which do not qualify as hedging instruments under accounting principles to try to mitigate its foreign currency exposure risks. At December 31, 2015, DSIT entered into monthly forward contracts (through July 2016) to sell U.S. dollars (approximately $425,000 per month at a weighted average exchange rate of 3.889) in order to mitigate risk to its NIS denominated expenses. Furthermore, $4.5 million of our backlog of projects at December 31, 2015 are contracts and orders that are not denominated in US dollars.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, restricted deposits, escrow deposits, accounts receivable and unbilled revenues. The Company’s cash, cash equivalents, restricted cash and escrow deposits were deposited primarily with U.S. and Israeli banks and other financial institutions amounted to approximately $5.4 million at December 31, 2015. The Company uses major banks and brokerage firms to invest its cash and cash equivalents and escrow deposits, primarily in money market funds. The counterparties to the Company’s restricted deposits are two major Israeli banks. The Company does not believe there is significant risk of non-performance by these counterparties. Related credit risk would result from a default by the financial institutions or issuers of investments to the extent of the recorded carrying value of these assets. Approximately 72% of the accounts receivable at December 31, 2015 was due from four customers who pay their receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. Approximately 68% of the balance in unbilled revenue at December 31, 2015 was due from two customers that, when billed, pay their trade receivables over usual credit periods. Credit risk with respect to the remaining balance of unbilled revenue is generally diversified due to the number of entities comprising our customer base.

Interest Rate Risk

In the normal course of business, we are exposed to fluctuations in interest rates on certain of our lines-of-credit (approximately $1.2 million available) to finance our operations in Israel. Such line-of-credit bears interest at rates that are linked to the Israeli prime rate (1.60% at December 31, 2015 and 1.75% at December 31, 2014).

In addition, to the above lines-of-credit, in December 2014, DSIT entered in an agreement with another bank to allow DSIT to borrow against certain accounts receivable balances at an interest equal to the Israeli prime rate plus 1.8%. At December 31, 2015, DSIT had borrowed $0.9 million against certain accounts receivable balances.

GridSense can borrow against 80% of certain accounts receivable balances up to an additional $750,000 for a period of one year (to July 16, 2016) at an interest equal to 1.25% per month. As at December 31, 2015, GridSense had borrowed $138,000 against these accounts receivables.

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500,000. Debt incurred under this financing arrangement bears interest at the greater of prime (3.5% at December 31, 2015) plus 2% or 6% per year. In addition, OmniMetrix must pay a monthly service charge of 1.125% of the average aggregate principal amount outstanding for the prior month. Currently, while the Loan and Security Agreement reflect a $500,000 credit line, the lender has imposed a sublimit of $300,000 and has sole discretion as to when to remove the sublimit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Furnished at the end of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

55

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2015.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the document “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment and those criteria, management concluded that due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2015.

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

The material weaknesses management identified were caused by an insufficient complement of resources at the Company’s subsidiaries, including employee turnover and limited IT system capabilities, such that individual control policies and procedures at certain subsidiaries could not be implemented, maintained, or remediated when and where necessary. As a result, a majority of the significant process areas management identified for the Company’s OmniMetrix and GridSense subsidiaries had one or more material weaknesses present. This condition was further exacerbated as the Company could not demonstrate that each of the 17 principles described within COSO’s document “Internal Control - Integrated Framework (2013)” were present and functioning.

Although a material weakness is defined as a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis, this material weakness did not result in any material misstatements of the Company’s consolidated financial statements and disclosures for any interim periods during, or for the annual periods ended December, 31 2015.

Remediation Actions

Management intends to strengthen the Company’s internal controls. Management expects to make progress towards reducing the risk that the material weakness could result in a material misstatement of the Company’s annual or interim financial statements. As business conditions allow and resources permit, management will systematically build the necessary capabilities and infrastructure to implement corrective action.

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

ITEM 9B. OTHER INFORMATION

None.

57

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information concerning the directors and certain officers of the Company:

Name	Age	Position
Christopher E. Clouser	64	Director, Chairman of the Board and member of our Audit Committee
Jan H. Loeb	57	Director, President and Chief Executive Officer
John A. Moore	50	Director
Mannie L. Jackson	76	Director
Edgar S. Woolard Jr.	81	Director and member of our Audit Committee
Samuel M. Zentman	70	Director and Chairman of our Audit Committee
Joseph Musanti	58	Chief Operating Officer of the Company, Chief Executive Officer and President of GridSense
Benny Sela	68	Chief Executive Officer and President of DSIT
Michael Barth	55	Chief Financial Officer of the Company and DSIT
Walter Czarnecki	37	President and CEO of OmniMetrix

Christopher E. Clouser was appointed to the Board in November 2011 and became Chairman in November 2012. He is also a member of our Audit Committee and serves on each of our subsidiary boards of directors or managers.  Mr. Clouser has held senior level positions including: President of Burger King Brands; President and CEO of Preview Travel/Travelocity; CEO of the Minnesota Twins Major League Baseball Club; Senior Vice President & Chief Communications Officer of Northwest Airlines; Corporate Vice President of Public Affairs and Communications of Hallmark Cards; and Senior Vice President and Chief Administrative Officer of Sprint. In addition, he has served on the corporate Boards of Directors of Piper Jaffray Inc., Gibson Guitar/Baldwin Corp., Mall of America, Pepsi Americas, Marquette Bancshares, Delta Beverage and Mesaba Aviation. He is the immediate past chair of the Board and executive committee of the International Tennis Hall of Fame. He serves on the Advisory Boards Fila, Northstar, Mall of America and VML corporations. Prior to his current positions, he was President of the Association of Tennis Professions (ATP), where he also served as Chairman of ATP Properties and Chair of the ATP Foundation.

Key Attributes, Experience and Skills. Mr. Clouser brings to Acorn a wealth of operational and managerial experience culled from decades of service in key roles at major corporations. He has particular skills in marketing and business development, which will enable the Board to better position our companies for customer growth.

Jan H. Loeb has served as our President and CEO since January 28, 2016. He was appointed to our Board in August 2015 pursuant to the terms of our Loan and Security Agreement with Leap Tide Capital Partners III, LLC (the “Leap Tide Loan Agreement”), and, so long as the loan is outstanding, we are obligated, at the request Leap Tide, to include Mr. Loeb in any slate of our Director nominees. He was also appointed to the Board of our DSIT subsidiary in August 2015 pursuant to the terms of the Leap Tide Loan Agreement. Mr. Loeb serves as the President of Leap Tide Capital Management, Inc. He has been the Managing Member of Leap Tide Capital Management LLC since 2007. From 2005 to 2007, he served as the President of Leap Tide’s predecessor, Leap Tide Capital Management Inc., which was formerly known as AmTrust Capital Management Inc. He served as a Portfolio Manager of Chesapeake Partners from February 2004 to January 2005. From January 2002 to December 2004, he served as Managing Director at Jefferies & Company, Inc. From 1994 to 2001, he served as Managing Director at Dresdner Kleinwort Wasserstein, Inc. (formerly Wasserstein Perella & Co., Inc.). He was Research Analyst at Dresdner Kleinwort, Research Division. He has been a Director of Gyrotron Technology, Inc. since July 2014. He has been a Director of TAT Technologies, Ltd. since August 2009. He served as a Lead Director of American Pacific Corporation from July 8, 2013 to February 27, 2014, and also served as its Director from January 1997 to February 27, 2014. He served as an Independent Director of Pernix Therapeutics Holdings Inc. (formerly, Golf Trust of America, Inc.) from 2006 to August 31, 2011.

Key Attributes, Experience and Skills. Mr. Loeb brings to the Acorn Board significant financial expertise, cultivated over more than 30 years of money management and investment banking experience, together with a background in public company management and audit committee experience.

John A. Moore has been a director of our Company since March 2006. He served as President and Chief Executive Officer of our Company from March 2006 until his resignation from those positions on January 28, 2016. Mr. Moore was elected Chairman of the Board on March 25, 2009 and served in that role until November 13, 2012. Mr. Moore also served as a director of Comverge from March 2006 through January 2008. Mr. Moore was the President and founder of Edson Moore Healthcare Ventures, which he founded to acquire $150 million of drug delivery assets from Elan Pharmaceuticals in 2002. Mr. Moore was Chairman and EVP of ImaRx Therapeutics, a drug and medical therapy development company, from February 2004 to February 2006 and Chairman of Elite Pharmaceuticals from February 2003 to October 2004. He was CEO of Optimer, Inc. (a research based polymer development company) from inception in 1994 until 2002 and Chairman from inception until its sale in February 2008 of Sterling Capital. He previously served as a member of the Board of Directors of Voltaix, Inc. prior to its sale to Air Liquide. Mr. Moore is currently a Director on the Board of Caesar Rodney Institute, a nonprofit public policy organization in Delaware, and USEED LLC, an organization providing fundraising solutions for entrepreneurial projects originating at colleges and universities.

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

Mannie L. Jackson was elected to the Board in September 2012. Mr. Jackson played professional basketball for a brief time before starting his business career at General Motors, Inc. He later served as President and General Manager of Honeywell’s Telecommunications Business and then as Corporate Executive VP of worldwide Sales and Marketing before retiring as a Corporate Officer and Senior Vice President in 1993. Mr. Jackson helped found and chaired the Executive Leadership Council which represents the most senior African American corporate executives in Fortune 500 companies and previously served on the Board of Directors of several Fortune 500 companies, including Ashland Inc., Reebok International, Stanley Works, Jostens and True North. Mr. Jackson is currently Chairman of privately held Boxcar Holdings, LLC, and a former owner and Chairman of the Board of the Harlem Globetrotters. He is also former Chairman of the Board of Trustees of the Naismith Basketball Hall of Fame and is a member of the University of Illinois Foundation Board of Directors.

Key Attributes, Experience and Skills. Mr. Jackson brings to the Board deep operational, strategic planning and senior managerial experience; as well as access to a network of domestic and international business relationships.

Edgar S. Woolard Jr. joined the Board in November 2014 and serves as a member of our Audit Committee. Mr. Woolard served as chairman and chief executive officer of DuPont from 1989 to 1995 and as chairman until 1997. He remained a director until his retirement from the board effective January 1, 2000. He also served as non-executive chairman of DuPont’s Conoco Inc. subsidiary where he oversaw that company’s IPO in 1998 and initiated its merger with Phillips Petroleum. He has served on the boards of the New York Stock Exchange, Inc., Telex Communications Inc., Apple Computer Inc., Citigroup, Inc., IBM, and Bell Atlantic, Delaware. He is also a former Chairman of the Business Council. He is a member of the National Academy of Engineering and the American Philosophical Society.

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

Joe Musanti was elected Chief Operating Officer of the Company in January 2014 and also serves as President and CEO of GridSense. He previously served as GridSense’s Chief Operating Officer and Chief Financial Officer, OmniMetrix’s President and CEO, and USSI’s Chief Financial Officer. Mr. Musanti currently serves on the Board of Directors of GridSense and was previously chairman of the USSI board. Prior to these management roles, he served on the Company’s Board from September 2007 until December 2012. Mr. Musanti had also been the General Manager/CFO of Main Tape, a leading manufacturer of surface protection film and paper products, based in Cranbury, New Jersey. Prior to the acquisition of Film Tech Inc. and their merger into Main Tape in 2010 Mr. Musanti served as President of Main Tape Inc. From 2003 to 2006, prior to becoming its President, Mr. Musanti served as Vice President of Finance of Main Tape. Prior to that, Mr. Musanti was Vice President Finance of Rheometric Scientific, Inc., a manufacturer of thermal analytical instrumentation products where he held significant domestic and foreign, operational, managerial, financial and accounting positions.

Benny Sela serves as the CEO and President of DSIT, a position he has held since July 2007. Previously, he held the position of Executive Vice President and head of the company’s Real Time Division since 1996. Mr. Sela joined DSIT in February 1989. Prior to that, Mr. Sela served in the Israeli Air Force as an engineer reaching the position of Lt. Colonel (Ret.). He holds a B.Sc. in Electrical Engineering, a Master’s Degree in Operations Research, and an MBA.

Michael Barth has been our Chief Financial Officer and the Chief Financial Officer of DSIT since December 2005. For the six years prior, he served as Deputy Chief Financial Officer and Controller of DSIT. Mr. Barth is a Certified Public Accountant in both the U.S. and Israel and has over twenty five years of experience in public and private accounting. He serves on the Boards of GridSense and OmniMetrix, and previously served on the Board of USSI.

Walter Czarnecki serves as President and CEO of OmniMetrix. Mr. Czarnecki has over a decade of management, strategy and P&L leadership experience building high-growth companies in technology and energy across global markets. Prior to his appointment at OmniMetrix, Walter served as Vice President of Business Development at Acorn, and previously as Director of Corporate Strategy at Ener1, Inc., a maker of lithium-ion energy storage solutions for electric vehicles, grid storage and military applications. There he negotiated and managed Ener1’s joint venture with China’s largest Tier I auto parts supplier, Wanxiang, a $26 billion global conglomerate. Prior to Ener1, Walter spent four years in Beijing, where he led the Energy Technology team for China Renaissance Partners, a Chinese investment bank with over $6 billion in transactions. Prior to China Renaissance, Walter established the University of Maryland’s China strategy and increased revenue by $3.6 million. He began his career at Lehman Brothers Investment Banking in New York. Walter holds an MBA in Finance from the Wharton School. In 2015, Walter was named in Wharton’s 40 Under 40 list.

Audit Committee; Audit Committee Financial Expert

The Company has a separate designated standing Audit Committee established and administered in accordance with SEC rules. The three members of the Audit Committee are Samuel M. Zentman, Christopher E. Clouser and Edgar S. Woolard Jr. The Board of Directors has determined that each member of the Audit Committee meets the independence criteria prescribed by NASDAQ governing the qualifications for audit committee members and each Audit Committee member meets NASDAQ’s financial knowledge requirements. Our Board has determined that Dr. Zentman qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the SEC.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Further, we have implemented measures to assure timely filing of Section 16(a) reports by our executive officers and directors. Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2015 our executive officers and directors complied with the filing requirements of Section 16(a).

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions. Our code of ethics may be accessed on the Internet at http://www.acornenergy.com/rsc/docs/55.pdf.

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of ethics by posting such information on our website, at the Internet address specified above.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for the year ended December 31, 2015 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Compensation determinations . Our executive compensation was previously administered by the Compensation Committee of the Board of Directors (the “Committee”). The members of the Committee in 2015 were Christopher E. Clouser (Chairman) and Mannie L. Jackson, both of whom were independent in accordance with NASDAQ’s requirement for independent Director oversight of executive officer compensation. The Committee was dissolved in October 2015. We believe that not using a committee of the Board in setting compensation policies and making compensation decisions fosters fuller active participation of all our directors in the process. In fulfilling its role, the Board (1) reviews periodically and approves the Company’s general philosophy concerning executive compensation and the components of the Company’s executive compensation program to align them with the Company’s compensation philosophy; (2) reviews and approves goals and objectives that it considers relevant to the compensation of the Company’s chief executive officer, evaluates his performance and sets the terms of his compensation; and (3) establishes the compensation of each of the Company’s other executive officers, as well approves employment agreements, severance agreements and change in control agreements for the Company’s chief executive officer and other executive officers. In addition, the Board administers and periodically evaluates the Company’s long-term and short-term incentive plans and employee benefit plans, together with the Company’s methodology for awarding equity-based and other incentive compensation to all non-executive employees (including new hires) and other service providers and the levels of such compensation. All action with respect to the compensation of our executive officers is also approved or recommended for approval by a majority of our independent directors.

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

Executive compensation for 2015. Changes in each named executive officer’s base compensation for 2015, together with the methodology for determining their respective bonuses, if any, are described below. The Boards of Directors of our subsidiary companies (DSIT, GridSense and OmniMetrix and USSI ) determined the compensation of their own executive officers and other employees.

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

Itron Inc. (ITRI)

Ultra Petroleum Corp. (UPL)

Harris & Harris Group (TINY)

Hercules Technology Growth Capital (HTGC)

Energy Partners Ltd. (EPL)

The 2013 Agreement provided that Mr. Moore was to receive an annual cash bonus with respect to each year of up to one hundred percent (100%) of his aggregate base salary in such year, based upon the attainment of agreed upon personal and Company performance goals and milestones for the preceding fiscal year, as mutually determined by the Compensation Committee and Mr. Moore. The actual amount of any bonus payable by the Company to Mr. Moore was to be determined on a sliding scale based upon his attainment of such targets for the applicable fiscal year, such that the amount of any bonus payable by the Company would be directly proportional to the percentage of such target attained by Mr. Moore during the applicable year as reasonably determined by the Board in its good faith judgment. Mr. Moore agreed to reduce his salary to $318,750 per annum effective October 16, 2013. Effective October 1, 2015, Mr. Moore agreed to defer payment of 30% of his salary until the completion of the sale of DSIT to Rafael. In 2015, $23,906 of Mr. Moore’s salary was deferred under this arrangement. Mr. Moore did not receive a bonus for 2014 or 2015.

Benny Sela. Mr. Sela’s employment agreement provides for a base salary which is denominated in NIS and linked to Israeli Consumer Price Index (“CPI”) which at December 31, 2011 was equivalent to approximately $199,000 per annum.  In September 2012, the board of directors of DSIT awarded Mr. Sela a 10% increase in annual compensation effective September 1, 2012. Effective January 1, 2014, Mr. Sela voluntarily reduced his annual base salary by approximately $24,600 (10%). Mr. Sela’s base salary is currently equivalent to approximately $197,000 per annum. In addition to his base salary, Mr. Sela is also entitled to receive a bonus payment equal to 1.75% of DSIT’s gross profit.  In June 2013, DSIT and Mr. Sela agreed that future bonus payments would be further conditioned upon DSIT achieving certain EBITDA growth targets. Mr. Sela did not receive a bonus for 2014 or 2015. Mr. Sela’s base compensation for 2015 decreased by approximately $17,000 due to the net effect of currency exchange rates and contractual cost of living adjustments.

Joseph E. Musanti. Effective January 1, 2013, Mr. Musanti and GridSense entered into an Employment Agreement pursuant to which Mr. Musanti initially served as GridSense’s CFO and COO and later became its President and CEO effective May 10, 2013. Pursuant to a letter agreement between GridSense and USSI, Mr. Musanti also served as USSI’s CFO and USSI reimbursed GridSense for an agreed upon portion of Mr. Musanti’s employee costs. A similar informal arrangement was in place between GridSense and OmniMetrix pursuant to which Mr. Musanti served as OmniMetrix’s CEO through April 22, 2015. Mr. Musanti was named the COO of the Company effective January 7, 2014 and received a $25,000 annual raise in his base compensation in connection with such election, which amount (together with associated employee costs) is funded entirely by Acorn. Mr. Musanti’s employment is on an “at-will” basis and the Employment Agreement has no fixed term. It provides that GridSense’s Board of Directors will set Mr. Musanti’s base salary (which was $250,000 for 2013, increased to $275,000 for 2014) and contains an opportunity for him to earn an annual bonus which would be payable in arrears based on a targeted increase in gross profits for the combined (i.e., US and Australian affiliate) GridSense business over prior year (or a base year) results (which formula is subject to change by the Board in the future). He was also eligible under a letter agreement with USSI to a bonus based on the percentage, if any, by which USSI exceeded its projected gross revenues and operating income targets as set in its annual budget. Mr. Musanti did not receive a bonus from any company for 2014 or 2015.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
John A. Moore	2015	318,750	—	250,000	(2)	12,000	(3)	580,750
President and CEO (1)	2014	318,750	—	250,000	(4)	12,000	(3)	580,750

Joseph Musanti	2015	275,000	—	—		—		275,000
COO of Acorn, CEO and	2014	275,000	—	36,750	(6)	—		311,750
President of GridSense, CEO of OmniMetrix (5)

Benny Sela	2015	197,921	—	—		37,168	(7)	235,089
CEO and President of DSIT	2014	214,582	—	—		40,276	(7)	254,858

(1)	Mr. Moore resigned as President and CEO on January 28, 2016.
(2)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 469,131 stock options granted on January 1, 2015 with an exercise price of $0.77. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.17% (ii) an expected term of 9.5 years (iii) an assumed volatility of 62% and (iv) no dividends.
(3)	Consists of automobile expense allowance.
(4)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 86,128 stock options granted on January 1, 2014 with an exercise price of $4.07.The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.99% (ii) an expected term of 9.5 years (iii) an assumed volatility of 63% and (iv) no dividends.
(5)	Mr. Musanti served as CEO of OmniMetrix through April 22, 2015.
(6)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 40,000 stock options granted on October 2, 2014 with an exercise price of $1.68. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.27% (ii) an expected term of 6.7 years (iii) an assumed volatility of 64% and (iv) no dividends.
(7)	Consists of automobile fringe benefits and the gross-up value of income taxes on such benefits.

Grants of Plan Based Awards

Name	Grant Date	Number of Shares of Common Stock Underlying Options		Exercise Price of Options Awards (Per Share)	Grant Date Fair Value of Options Awards
John A. Moore	January 1, 2014	469,131	(1)	$0.77	$250,000

(1)	The options vest in twenty equal quarterly increments beginning on April 1, 2015.

Employment Arrangements

The employment arrangements of each named executive officer and certain other officers are described below. From time to time, the Company has made discretionary awards of management options as reflected in the table above.

John A. Moore became our President and Chief Executive Officer in March 2006. Under the terms of the 2013 Agreement, Mr. Moore’s initial base salary was set at $425,000 per annum, and had been scheduled to increase to $450,000 per annum on January 1, 2014, $475,000 per annum on January 1, 2015, $500,000 on January 1, 2016 and was to remain at that amount through the end of the term. Effective for the pay period commencing October 16, 2013, Mr. Moore and the Company amended the 2013 Agreement to provide for a fixed annual salary of $318,750 (which amount represented a 25% reduction from his original 2013 base salary). The 2013 Agreement provided that commencing on January 1, 2014, and for each subsequent anniversary date of the term through the fourth anniversary (January 1, 2017), stock option awards having a value of $250,000, based on a Black-Scholes model, were to be awarded to Mr. Moore. The 2013 Agreement also provided that in addition to annual stock option awards, the registrant and Mr. Moore were to discuss the terms of a mutually agreeable grant by the registrant to Mr. Moore of “Challenge Options” or “Challenge Shares” under the Corporation’s 2006 Stock Incentive Plan based upon the future increase in the market capitalization of the Corporation’s Common Stock. Any such grant was to be reflected in a separate contract executed between Mr. Moore and us. Under the 2013 Agreement, Mr. Moore was also entitled to (i) the employee benefits generally made available to the registrant’s executive officers, (ii) short-term and long-term disability insurance for the benefit of Mr. Moore, and (iii) a monthly automobile expense allowance of $1,000. In addition, we were required to contribute for each calendar year an amount equal to three percent (3%) of Mr. Moore’s aggregate base salary to his 401(k) Plan, subject to applicable statutory limits. The Company reimbursed Mr. Moore $15,000 for his legal expenses in connection with executing the 2013 Agreement.

The 2013 Agreement provided that Mr. Moore was to receive an annual cash bonus with respect to each year of up to one hundred percent (100%) of his aggregate base salary in such year, based upon the attainment of agreed upon personal and Company performance goals and milestones for the preceding fiscal year, as mutually determined by the Compensation Committee and Mr. Moore. The actual amount of any bonus payable by the Company to Mr. Moore was to be determined on a sliding scale based upon his attainment of such targets for the applicable fiscal year, such that the amount of any bonus payable by the Company was to be directly proportional to the percentage of such target attained by Mr. Moore during the applicable year as reasonably determined by the Board in its good faith judgment. Mr. Moore agreed to reduce his salary to $318,750 per annum effective October 16, 2013. Mr. Moore further agreed to defer 30% of his salary effective October 1, 2015 until the consummation of the sale of DSIT to Rafael . Mr. Moore did not receive a bonus for 2014 or 2015. Mr. Moore resigned as President and Chief Executive Officer on January 28, 2016.

Joseph Musanti has served as CEO and President of GridSense since May 2013 and as CEO of OmniMetrix from July 2013 to April 2015. From January 2013 until May 2013, he served as the Chief Operating Officer and Chief Financial Officer of GridSense. From July 2013 until April 2014, he also served as President of OmniMetrix. He also served as the Chief Financial Officer of USSI from January 2013 until the suspension of its operations in March 2015. Effective January 7, 2014, he was elected Acorn’s Chief Operating Officer. Mr. Musanti is party to an At-Will Employment, Confidential Information, Non-Solicitation and Invention Assignment Agreement effective as of January 1, 2013 with GridSense pursuant to which he initially was paid an annual salary of $250,000 and received a one-time $10,000 signing bonus that was paid in January 2013. For 2014, Mr. Musanti received a $25,000 annual raise in his base compensation in connection with his election as the Company’s COO, which amount (together with associated employee costs) is funded entirely by Acorn. OmniMetrix is also obligated to reimburse GridSense on a monthly basis a variable percentage of the total costs of employing Mr. Musanti based on the portion of his time devoted to their respective businesses. Pursuant to a side letter with GridSense, Mr. Musanti may earn an annual bonus. He is not entitled to a bonus from OmniMetrix. With respect to GridSense, unless otherwise determined by the Board, he is eligible for a bonus equal to 2% of the amount, if any, by which the actual gross profit of GridSense Inc. and its Australian affiliates (collectively, the “GridSense Business”), as determined for financial reporting purposes, for the applicable calendar year exceeds 105% of the greater of GridSense Business’s gross profit earned in the year immediately prior to the applicable period or GridSense Business’s gross profit earned in 2011. Mr. Musanti was not paid a bonus by GridSense for 2014 or 2015. His bonus eligibility at USSI was based on the percentage, if any, by which USSI exceeded its projected gross revenues and operating income targets as set in its annual budget. Mr. Musanti was not paid a bonus by USSI for 2014 or 2015.

Benny Sela has served as President and Chief Executive Officer of DSIT since July 1, 2007.  Mr. Sela’s employment agreement provided for a base salary which is denominated in NIS and is linked to the Israeli CPI which at December 31, 2011 was equivalent to approximately $199,000 per annum.  In September 2012, the board of directors of DSIT awarded Mr. Sela a 10% increase in annual compensation effective September 1, 2012. Effective January 1, 2014, Mr. Sela voluntarily reduced his annual base salary by approximately $24,600 (10%). Mr. Sela’s base salary is currently equivalent to approximately $197,000 per annum. In addition to his base salary, Mr. Sela is also entitled to receive a bonus payment equal to 1.75% of DSIT’s gross profit.  In June 2013, DSIT and Mr. Sela agreed that future bonus payments would be further conditioned upon DSIT achieving certain EBITDA growth targets. Mr. Sela did not receive a bonus for 2014 or 2015.

Outstanding Equity Awards at 2015 Fiscal Year End

The following tables set forth all outstanding equity awards made to each of the Named Executive Officers that were outstanding at December 31, 2015.

OPTIONS TO PURCHASE ACORN ENERGY, INC. STOCK
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
John A. Moore	200,000	—		5.11	March 4, 2018
	66,666	—		3.70	March 14, 2016
	30,000	20,000	(1)	7.57	December 13, 2022
	30,144	55,984	(2)	4.07	January 1, 2024
	70,369	398,762	(3)	0.77	January 1, 2025

Joseph Musanti	10,000	—		4.75	August 4, 2016
	10,000	—		5.00	June 10, 2017
	10,000	—		5.37	October 17, 2018
	10,000	—		8.83	September 11, 2019
	13,333	26,667	(4)	1.68	October 2, 2021

Benny Sela	10,000	—		4.09	December 28, 2017

(1)	The options were to vest 2,500 each on March 13, June 13, September 13 and December 13 of each year 2016 through 2017. Following Mr. Moore’s resignation (see Recent Developments), all 20,000 options vested immediately.
(2)	The options were to vest approximately 4,306 each on January 1, April 1, July 1 and October 1 of each year 2016 through January 1, 2019. Following Mr. Moore’s resignation (see Recent Developments), all 55,984 options vested immediately.
(3)	The options were to vest approximately 23,457 each on January 1, April 1, July 1 and October 1 of each year 2016 through January 1, 2020. Following Mr. Moore’s resignation (see Recent Developments), all 398,762 options vested immediately.
(4)	The options vest 13,333 and 13,334 on October 2, 2016 and 2017, respectively.

OPTIONS TO PURCHASE DSIT SOLUTIONS LTD. STOCK
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
John A. Moore	—	—	—		—

Benny Sela	47,600	—	1.26		August 10, 2018
	19,336	—	2.40	(1)	August 10, 2018

Joseph Musanti	—	—	—		—

(1)	Exercise price is NIS 9.38 converted at the December 31, 2015 exchange rate of 3.902

Option and Warrant Exercises

None in 2015.

Non-qualified Deferred Compensation

The following table provides information on the executive non-qualified deferred compensation activity for each of our named executive officers for the year ended December 31, 2015.

Named Executive Officer	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)		Aggregate Earnings (Losses) in Last Fiscal Year ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
John A. Moore	$—	$—		$—		$—	$—

Benny Sela	8,228	40,563	(1)	29,878	(2)	—	1,039,342	(3)

Joseph Musanti	—	—		—		—	—

(1)	Represents a contribution to a manager’s insurance policy. Such contributions are made on substantially the same basis as those made on behalf of other Israeli executives.
(2)	Represents the dollar value by which the aggregate balance of the manager’s insurance policy as of December 31, 2015 is less than the sum of (i) the balance of the manager’s insurance policy as of December 31, 2014, and (ii) the employer and employee contributions to the manager’s insurance policy during 2015.
(3)	Represents the aggregate balance of the manager’s insurance policy as of December 31, 2015. Such amounts may be withdrawn only at retirement, death or upon termination under certain circumstances.

Payments and Benefits Upon Termination or Change in Control

John A. Moore

Under the terms of the 2013 Agreement with Mr. Moore, upon termination by the Company for cause (as defined in the agreement) and upon termination by Mr. Moore without good reason (as defined in the agreement), all compensation due to Mr. Moore under his agreement was to cease, except that Mr. Moore was to receive all accrued but unpaid base salary up to the date of termination, and reimbursement of all previously unreimbursed expenses. All vested and unexercised options granted by the Company as of the date of termination were to be exercisable in accordance with the terms of the applicable stock option plan and agreements, provided that Mr. Moore would have only three months to exercise such previously vested options. All options that had not vested as of the date of termination were to expire.

In the event that within three months prior to or one year following a change of control (as defined in the 2013 Agreement), either (i) the Company were to terminate the employment of Mr. Moore, other than for cause, or (ii) Mr. Moore were to terminate for good reason (as defined in the 2013 Agreement), Mr. Moore was to receive the following additional amounts (except to the extent that any payment would constitute an “excess parachute payment” under the IRS Code): (i) an amount equal to (A) $850,000 (which represents two times his 2013 original base salary prior to his agreeing to a voluntary reduction of such amount) and (B) two times the amount of his target bonus for the year in which the termination occurred, which target equaled 100% of his then-current annual salary; (ii) reimbursement of all previously unreimbursed expenses; (iii) the full vesting of any and all stock options granted to Mr. Moore by the Company prior to such termination, and extended exercisability thereof until their respective expiration dates; and (iv) the continuation of all medical and dental benefits at the Company’s sole expense for a period of one year after termination.

In the event that (i) the Company were to terminate the employment of Mr. Moore (including a non-renewal of his agreement at the end of the five-year term provided therein, as extended, but not including non-renewal following any subsequent renewal of the term), other than upon a change of control, death, disability or for cause, or (ii) Mr. Moore were to terminate for good reason, other than in connection with a change of control, Mr. Moore was to receive the following additional amounts (except to the extent that any payment would constitute an “excess parachute payment” under the IRS Code): (i) an amount equal to (A) $425,000 (which represents the amount of his 2013 original base salary prior to his agreeing to a voluntary reduction of such amount) and (B) his most recent annual bonus target, which target equaled 100% of his then-current annual salary; (ii) reimbursement of all previously unreimbursed expenses; (iii) accelerated vesting of all unvested options that otherwise would vest within 24 months of the date of termination, with such accelerated options and all other vested and unexercised options granted by the Company as of the date of termination to be exercisable for a period of one year from the date of termination of employment in accordance with the terms of the applicable stock option plan and agreements; and (iv) the continuation of all medical and dental benefits at the Company’s sole expense for a period of one year after termination.

In the event of any change of control, all stock options granted to Mr. Moore prior to such change of control were to vest and remain exercisable until their respective expiration dates.

The term of the 2013 Agreement was to end immediately upon Mr. Moore’s death, or upon termination by the Company for cause or disability (as defined in the agreement) or by Mr. Moore for good reason. Upon termination due to Mr. Moore’s death, all compensation due Mr. Moore under his agreement was to cease.

See Recent Developments for payments to be made to Mr. Moore following his resignation on January 28, 2016.

Benny Sela

Under the terms of the employment agreement with Mr. Sela, the President and Chief Executive Officer of our DSIT subsidiary, we are obligated to make certain payments to fund in part our severance obligations to him. We are required to pay Mr. Sela an amount equal to 150% of his last month’s salary multiplied by the number of years (including partial years) that Mr. Sela has worked for us. This severance obligation would be reduced by the amount contributed by us to certain Israeli pension and severance funds pursuant to Mr. Sela’s employment agreement. As of December 31, 2015, the unfunded portion of these payments was $294,353. Mr. Sela would also receive a lump sum payment equal to six months base salary in the event of a voluntary resignation, and a lump sum payment equal to nine months’ salary in the event of termination not for cause.

Joseph Musanti

Under the terms of the employment agreement with Mr. Musanti, our COO and the President and Chief Executive Officer of our GridSense subsidiary and Chief Executive Officer of our OmniMetrix subsidiary (through April 22, 2015), we are obligated to make certain payments to him upon the termination of his employment. We are required to pay Mr. Musanti a lump sum payment equal to six months base salary in the event of termination not for cause.

Compensation of Directors

Directors Annual Stock Option Grants for 2015

As no annual meeting of stockholders was held in 2015, there were no annual stock option grants to non-employee Directors in 2015 and, as the Company did not have sufficient authorized shares of Common Stock available for reservation, the non-executive Chairman received $60,000 in cash in lieu of his annual grant of stock options in 2015.

Compensation of Directors in 2016 and Future Years

In January 2016, the Board of Directors of the Company adopted a revised compensation policy for its non-employee Directors for 2016 and future years, which provides for drastically reduced cash and equity compensation. The Board intends to review non-employee director compensation on an annual basis.

The non-executive Chairman will receive an annual retainer of $35,000, plus an annual grant of an option to purchase 25,000 shares of Company Common Stock. The non-executive Chairman will also receive an annual payment in the amount of $22,200 per annum to be utilized to pay for an administrative assistant in connection with his duties.

Each non-employee Director (other than the non-executive Chairman) will receive an annual retainer of $15,000, plus an annual grant of an option to purchase 10,000 shares of Company Common Stock to be made on January 1.

Upon a non-employee Director’s first election or appointment to the Board, such newly elected/appointed Director will be granted an option to purchase 25,000 shares of Company Common Stock. Each option so granted to a newly elected/appointed Director shall vest for the purchase of one-third of the shares purchasable under such option on each of the three anniversaries following the date of first election or appointment.

All options granted to non-employee Directors and to the non-executive Chairman shall have an exercise price equal to closing price of the Company’s Common Stock on its then-current trading platform or exchange on the last trading day immediately preceding the date of grant, and shall, except as described in the preceding paragraph, vest in four installments quarterly in advance. Once vested, such options shall be exercisable in whole or in part at all times until the earliest of (i) seven years from the date of grant or (ii) 18 months from the date such Director ceases to be a Director, officer, employee of, or consultant to, the Company.

The chair of the Audit Committee will receive an additional annual retainer of $10,000; each Audit Committee member other than the chair will receive an additional annual retainer of $2,000.

Each Director may, in his or her discretion, elect by written notice delivered on or before the first day of each calendar year whether to receive, in lieu of some or all of his or her retainer and board fees, that number of shares of Company Common Stock as shall have a value equal to the applicable retainer and board fees, based on the closing price of the Company’s Common Stock on its then-current trading platform or exchange on the last trading day immediately preceding the first day of the applicable year. Once made, the election shall be irrevocable for such election year and the shares subject to the election shall vest and be issued one-fourth upon the first day of the election year and one-fourth as of the first day of each of the second through fourth calendar quarters thereafter during the remainder of the election year. A newly-elected or appointed Director may, in his or her discretion, make such an election for the balance of the year in which he or she was elected/appointed by written notice delivered on or before the tenth day after his or her election/appointment to the Board, with the number of shares of Company Common Stock subject to such newly elected/appointed Director’s election to be based on closing price of the Company’s Common Stock on its then-current trading platform or exchange on the last trading day immediately preceding the day of such newly elected/appointed Director’s election/appointment.

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ended December 31, 2015 by each individual (other than Mr. Moore who was not separately compensated for his Board service) who served as a director at any time during the fiscal year.

DIRECTOR COMPENSATION IN 2015

Name	Fees Earned or Paid in Cash ($)		Option Awards ($) (1)		All Other Compensation ($)	Total ($)
Christopher E. Clouser	179,500	(2)	—		—	179,500
Mannie L. Jackson	—		30,000	(3)	—	30,000
Robert E. McKee III (4)	—		33,000	(5)	—	33,000
Jan H. Loeb (6)	11,507	(7)	3,318		—	14,825
Edgar S. Woolard Jr.	3,699	(8)	32,000	(9)	—	35,699
Samuel M. Zentman	40,000		—		—	40,000

(1)	On January 1, 2015, Mannie L. Jackson, Robert E. McKee III, and Edgar S. Woolard Jr. were granted 61,112, 67,224 and 65,187 options respectively, to acquire stock in the Company. The options have an exercise price of $0.77 and expire on January 1, 2022. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.00% (ii) an expected term of 6.7 years (iii) an assumed volatility of 67% and (iv) no dividends. On August 13, 2015, Jan H. Loeb was granted an initial director grant of 25,000 options to acquire stock in the Company. The options have an exercise price of $0.20 and expire on August 13, 2022. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 1.94% (ii) an expected term of 6.7 years (iii) an assumed volatility of 71% and (iv) no dividends. All options awarded to directors in 2015 remained outstanding at fiscal year-end. As of December 31, 2015, the number of stock options held by each of the above persons was: Christopher E. Clouser, 244,477; Mannie L. Jackson, 183,933; Robert E. McKee III, 189,803; Jan H. Loeb, 25,000; Edgar S. Woolard Jr., 190,187; and Samuel M. Zentman, 130,424.
(2)

Includes $30,000 of annual director fees, $45,000 of Chairman fees, $37,500 of subsidiary board fees ($10,000 each for serving on the boards of DSIT, GridSense, OmniMetrix and USSI (subsidiary board fees with respect to USSI ceased effective September 30, 2015 following USSI’s Chapter 7 filing), $5,000 received for services rendered as Chairman of the Compensation Committee and $2,000 received for services rendered as a member of the Audit Committee. Also includes $60,000 of annual Chairman fees in lieu of an option award with a Black Sholes value of $60,000 due to the Company’s lack of shares available for reservation under option awards. Effective October 1, 2015, Mr. Clouser agreed to defer 30% of amounts due to him until the consummation of the sale of DSIT to Rafael. As at December 31, 2015, Mr. Clouser had deferred a total of $8,400 of fees ($2,250 of annual director fees, $3,375 of Chairman fees, $2,250 of subsidiary board fees and $525 with respect to services rendered as Chairman of the Compensation Committee and a member of the Audit Committee).

(3)	Mr. Jackson elected to receive in options in lieu of his Board fees for 2015.
(4)	Mr. McKee retired from the Board effective October 12, 2015. According to their terms, his options will expire on April 12, 2017 (eighteen months after the date of his resignation).
(5)	Mr. McKee elected to receive in options in lieu of his Board fees for 2015. Includes $3,000 received for services rendered as Chairman of the Nominating Committee.
(6)	Mr. Loeb joined the Board on August 13, 2015.
(7)	Represents pro-rata annual director fees from the time Mr. Loeb joined the Board.
(8)	Represents pro-rata annual director fees for 2014 the time Mr. Woolard joined the Board to December 31, 2014.
(9)	Mr. Woolard elected to receive in options in lieu of his Board fees for 2015. Includes $2,000 received for services rendered as a member of the Audit Committee.

Executive Compensation Developments in 2016

Jan H. Loeb

On January 28, 2016, Jan H. Loeb was appointed President and CEO of the Company, replacing outgoing President and CEO, John A. Moore, who resigned from those positions as of that date. Concurrent with the appointment of Mr. Loeb as President and CEO, the Company entered into a consulting arrangement with Leap Tide Capital Management LLC pursuant to which Leap Tide Capital Management LLC will receive a monthly fee of $17,000 and will provide the services of Mr. Loeb to the Company as President and CEO and such other services as shall be mutually agreed upon with the Company. Mr. Loeb will not be an employee of the Company and will not receive any cash compensation from the Company in connection with his service as President and CEO. Mr. Loeb is the sole owner and manager of Leap Tide Capital Management LLC. Pursuant to the consulting arrangement, on March 16, 2016, the Company issued to Leap Tide Capital Management LLC, for nominal consideration, warrants exercisable for 35,000 shares of the Company’s common stock. The exercise price of the warrants is $0.13 per share. One-fourth of the warrants are immediately exercisable; the remainder become exercisable in equal increments on each of June 16, 2016, September 16, 2016 and December 16, 2016. The warrants expire on the earlier of (a) March 16, 2023 and (b) 18 months from the date Mr. Loeb ceases to be a director, officer, employee or consultant of the Company.

John A. Moore

In connection with his resignation as the Company’s President and CEO on January 28, 2016, Mr. Moore entered into a letter agreement, dated as of such date, with the Company pursuant to which it was agreed that (i) the Company would pay Mr. Moore an aggregate of $425,000 in severance payments between July 2016 and July 2017 in accordance with the Company’s regular payroll practices; (ii) for the twelve-month period commencing on the date of the letter agreement, the Company will reimburse Mr. Moore up to $1,400 per month for costs associated with obtaining medical insurance; (iii) Mr. Moore will continue to serve on the Company’s Board of Directors until the next annual stockholders’ meeting and shall receive compensation for such service in accordance with the Company’s compensation policy for non-employee directors; (iv) consistent with the terms of his employment agreement, Mr. Moore received accelerated vesting of all unvested options that otherwise would have vested within 24 months of the date of his resignation, with such accelerated options and all other vested and unexercised options granted by the Company as of the date of his resignation becoming exercisable for a period of one year from the date of his resignation; and (v) other than the payments and benefits set forth in the letter agreement and notwithstanding any provisions of his employment agreement, Mr. Moore would not be entitled to any further compensation or benefits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and the notes thereto set forth information, as of March 16, 2016 (except as otherwise set forth herein), concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of common stock by (i) each director of the Company, (ii) each executive officer (iii) all executive officers and directors as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner (1) (2)	Number of Shares of common stock Beneficially Owned (2)		Percentage of common stock Outstanding (2)
Jan H. Loeb	858,750	(3)	3.1%
John A. Moore	1,730,377	(4)	6.2%
Mannie L. Jackson	362,033	(5)	1.3%
Samuel M. Zentman	191,869	(6)	*
Christopher E. Clouser	337,977	(7)	1.2%
Edgar S. Woolard, Jr.	523,520	(8)	1.9%
Michael Barth	97,175	(9)	*
Benny Sela	10,000	(10)	*
Joe Musanti	62,533	(11)	*
Walter Czarnecki	35,000	(12)	—
All executive officers and directors of the Company as a group (10 people)	4,209,234	(13)	14.5%

* Less than 1%

(1)	Unless otherwise indicated, the address for each of the beneficial owners listed in the table is in care of the Company, 3844 Kennett Pike, Wilmington, Delaware 19807.

(2)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date which such person has the right to acquire within 60 days after such date. Percentage information is based on the 27,325,591 shares outstanding as of March 16, 2016.

(3)

Consists of 850,000 shares held by Leap Tide Capital Partners III, LLC, and 8,750 currently exercisable warrants held by Leap Tide Capital Management LLC.  Mr. Loeb is the sole manager of each of Leap Tide Capital Partners III, LLC and Leap Tide Capital Management LLC, with sole voting and dispositive power over the securities held by each entity.  Mr. Loeb disclaims beneficial ownership of the securities except to the extent of his pecuniary interest therein.

(4)	Consists of 925,118 shares and 805,259 shares underlying currently exercisable options.

(5)	Consists of 178,100 shares (held in a trust) and 183,933 shares underlying currently exercisable options.

(6)	Consists of 61,445 shares and 130,424 shares underlying currently exercisable options.

(7)	Consists of 93,500 shares (77,862 of which are held in a trust) and 244,477 shares underlying currently exercisable options.

(8)	Consists of 350,000 shares and 173,520 shares underlying currently exercisable options. Mr. Woolard also owns 2,000 shares of Series A Preferred Stock of OMX Holdings Inc. representing a 20% interest in OMX Holdings Inc.

(9)	Consists of 48,842 shares and 48,333 shares underlying currently exercisable options. Mr. Barth also owns 56,900 shares of DSIT representing approximately 2.6% of DSIT’s shares on a fully diluted basis as well as 16,734 currently exercisable options in DSIT representing approximately 0.8% of DSIT’s shares on a fully diluted basis.

(10)	Consists of 10,000 shares underlying currently exercisable options. Mr. Sela also owns 92,500 shares of DSIT representing approximately 4.2% of DSIT’s shares on a fully diluted basis as well as 66,936 currently exercisable options in DSIT representing approximately 3.0% of DSIT’s shares on a fully diluted basis.

(11)	Consists of 9,200 shares and 53,333 shares underlying currently exercisable options.

(12)	Consists solely of currently exercisable options.

(13)	Consists of 2,516,205 shares, 1,684,279 shares underlying currently exercisable options and 8,750 shares underlying currently exercisable warrants.

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	2,048,202	$3.52	721,438
Equity Compensation Plans Not Approved by Security Holders	2,916,139	$1.70	—
Total	4,964,341	$2.45	721,438

The grants made under our equity compensation plans not approved by security holders includes 200,000 options which were granted under our 2006 Stock Incentive Plan during the period from the adoption of such plan in January 2007 and the date of the approval of such plan by stockholders in November 2008, and 96,716 options granted in 2015 under our 2006 Stock Option Plan for Non-Employee Directors but in excess of the maximum number of options available for grant under such plan as approved by stockholders. These grants were made to directors and officers at exercise prices equal to the fair market value on the date of the grant. The options generally vest over a three year period and expire five to ten years from the date of the grant. The grants made under our equity compensation plans not approved by security holders also includes 2,619,423 warrants issued as compensation to underwriters for services provided in connection capital raise transactions.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Loans from Directors

In January 2016, Acorn borrowed a total of $300,000 from two of its directors ($200,000 from Edgar S. Woolard, Jr., and $100,000 from an LLC owned by Mannie L. Jackson) under promissory notes which mature three days following the receipt of proceeds from the closing of the DSIT Transaction. In March 2016, Acorn borrowed, on similar terms, an additional $75,000 from its Chairman, Christopher E. Clouser. Upon maturity, Acorn is to pay to each director a single payment equal to 115% of the amounts borrowed under the promissory notes. Mr. Clouser has agreed to lend the Company up to an additional $75,000 upon request by the Company under similar terms.

Sale of Preferred Stock in OmniMetrix

On October 16, 2015, one of the Company’s directors, Edgar S. Woolard, Jr., acquired a 10% interest in Acorn’s OmniMetrix Holdings, Inc. subsidiary (“Holdings”) for $500,000 through the purchase of preferred stock. Holdings is the holder of 100% of the membership interests OmniMetrix, LLC. In the transaction, Mr. Woolard acquired 1,000 shares of Series A Preferred Stock (the “OmniMetrix Preferred Stock”) of Holdings. Subsequently, on November 23, 2015, Mr. Woolard acquired an additional 1,000 shares of OmniMetrix Preferred Stock for an additional $500,000 and currently owns a 20% interest in Holdings.

Director Independence

Applying the definition of independence provided under the NASDAQ rules, the Board has determined that with the exceptions of John A. Moore and Jan H. Loeb, all of the members of the Board of Directors are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

Friedman LLP

The following table summarized the fees billed to Acorn for professional services rendered by Friedman LLP for the years ended December 31, 2014 and 2015.

	2014	2015
Audit Fees	$205,000	$190,000
Audit - Related Fees	11,000	13,000
All Other Fees	7,500	—
Total	$223,500	$203,000

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, assistance with review of documents filed with the SEC, consents, and other assistance required to be performed by our independent accountants.

Audit-Related Fees were for travel costs and administrative fees associated with our audit.

All Other Fees in 2014 were for services related to our capital raise.

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2015 and 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements of the Registrant

The consolidated financial statements of the Registrant and the report thereon of the Registrant’s Independent Registered Public Accounting Firms are included in this Annual Report beginning on page F-1.

(a)(3) List of Exhibits

No.

#3.1	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	By laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S 1 (File No. 33 44027) (the “1992 Registration Statement”)).

3.3	Amendments to the By Laws of the Registrant adopted December 27, 1994 (incorporated herein by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K dated January 10, 1995).

4.1	Specimen certificate for the common stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).

4.2	Form of Representative Warrant (incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed October 15, 2013)

4.3	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 20, 2010).

4.4	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.01 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.5	Form of Investor Warrant (incorporated herein by reference to Exhibit 4.02 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.6	Registration Rights Agreement, dated as of October 31, 2014 (incorporated herein by reference to Exhibit 4.03 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

10.1	Acorn Energy, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed July 26, 2012, and the Registrant’s Additional Definitive Proxy Soliciting Materials on Schedule 14A filed August 28, 2012).*

10.2	Acorn Energy, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to the appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed July 26, 2012, and the Registrant’s Additional Definitive Proxy Soliciting Materials on Schedule 14A filed August 28, 2012).*

10.3*	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.4*	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.5	Amended and Restated Investors Rights Agreement by and among the Registrant, US Sensor Systems Inc. and other parties named therein dated as of February 23, 2010 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.6*	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2011).

10.7*	2012 Stock Plan for US Seismic Systems, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.8*	Form of US Seismic Systems, Inc. 2012 Stock Plan Notice of Incentive Stock Option Grant (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.9*	Form of US Seismic Systems, Inc. 2012 Stock Plan Notice of Non-Statutory Stock Option Grant (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.10	Amended and Restated Stockholders’ Agreement by and among US Seismic Systems, Inc., Registrant and the other parties named therein dated March 19, 2012 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.11*	Employment Agreement, dated as of December 13, 2012, by and between Acorn Energy, Inc. and John A. Moore (incorporated herein by reference to Exhibit 10.68 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.12*	GridSense Employee Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.13*	Form of award for GridSense Employee Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.14*	GridSense Employment Agreement with Joseph Musanti (incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.15*	Secondment of Joseph Musanti to US Seismic Systems, Inc. (incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.16*	Amendment to Employment Agreement - Benny Sela (amendment to Hebrew-language original summarized under Item 11 in this Annual Report) (incorporated herein by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.17*	2006 DSIT Key Employee Option plan - As Amended (incorporated herein by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.18*	Form of Stock Option Agreement to employees under the DSIT 2006 Key Employee Share Option Plan (incorporated herein by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.19*	Amendment to Employment Agreement between the Registrant and John A. Moore, effective as of November 11, 2013 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2013).

10.20*	Amendment to Employment Agreement between DSIT Solutions Ltd. and Michael Barth, effective as of November 11, 2013 (amendment to Hebrew-language original summarized under Item 11 in this Annual Report) (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2013).

10.21*	Amendment to Employment Agreement - Michael Barth (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 3014).

10.22	Placement Agent Agreement, dated as of October 30, 2014 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

10.23	Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

10.24	Securities Purchase Agreement, dated as of October 31, 2014 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

10.25	Loan and Security Agreement by and between Square 1 Bank and GridSense Inc. dated as of November 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.26	First Amendment to Loan and Security Agreement by and between Square 1 Bank and GridSense Inc. dated as of February 26, 2013 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.27	Second Amendment to Loan and Security Agreement by and between Square 1 Bank and GridSense Inc. dated as of August 13, 2013 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.28	Subordination Agreement by and between the Registrant and Square 1 Bank dated as of August 13, 2013 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.29	Third Amendment to Loan and Security Agreement by and between Square 1 Bank and GridSense Inc. dated as of November 8, 2013 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.30	Fourth Amendment to Loan and Security Agreement by and between Square 1 Bank and GridSense Inc. dated as of December 30, 2013 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.31	Unconditional Guaranty of the Registrant in favor of Square 1 Bank dated as of December 30, 2013 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.32	Fifth Amendment to Loan and Security Agreement by and between Square 1 Bank and GridSense Inc. dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.33	Sixth Amendment to Loan and Security Agreement by and between Square 1 Bank and GridSense Inc. dated as of July 16, 2014 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.34	Financing Agreement by and between GridSense Inc. and Square 1 Bank dated as of July 16, 2014 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.35	Seventh Amendment to Loan and Security Agreement by and between Square 1 Bank and GridSense Inc. dated as of April 23, 2015 (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.36	Amendment to and Affirmation of Unconditional Guaranty of the Registrant in favor of Square 1 Bank dated as of April 23, 2015 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.37	Affirmation of Subordination Agreement by and between the Registrant and Square 1 Bank dated as of April 23, 2015 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.38	Pledge and Security Agreement by and between the Registrant and Square 1 Bank dated as of April 23, 2015 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.39	Letter Agreement by and among Square 1 Bank, the Registrant and GridSense Inc. dated as of April 30, 2015 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.40	Loan and Security Agreement, dated as of August 13, 2015, by and between the Registrant, GridSense Inc., OMX Holdings Inc., OmniMetrix, LLC, Leap Tide Capital Partners III, LLC and the Guarantors as defined therein (incorporated herein by reference to Exhibit 10.1 to Amendment No.1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on February 3, 2016).

10.41	Intellectual Property Security Agreement, dated as of August 13, 2015, by and between the Registrant, GridSense Inc., OmniMetrix, LLC, and Leap Tide Capital Partners III, LLC (incorporated herein by reference to Exhibit 10.2 to Amendment No.1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on February 3, 2016).

#21.1	List of subsidiaries.

#23.1	Consent of Friedman LLP.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-K for the year ended December 31, 2015, filed on March 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wilmington, State of Delaware, on March 30, 2016.

ACORN ENERGY, INC.

By:	/s/ Jan H. Loeb
Jan H. Loeb
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan H. Loeb	President; Chief Executive Officer; and	March 30, 2016
Jan H. Loeb	Director (Principal Executive Officer)

/s/ Michael Barth	Chief Financial Officer (Principal Financial Officer and	March 30, 2016
Michael Barth	Principal Accounting Officer)

/s/ Christopher E. Clouser	Director and Chairman of the Board	March 30, 2016
Christopher E. Clouser

/s/ Mannie L. Jackson	Director	March 30, 2016
Mannie L. Jackson

/s/ John A. Moore	Director	March 30, 2016
John A. Moore

/s/ Edgar S. Woolard Jr.	Director	March 30, 2016
Edgar S. Woolard Jr.

/s/ Samuel M. Zentman	Director	March 30, 2016
Samuel M. Zentman

ACORN ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Acorn Energy, Inc.

We have audited the accompanying consolidated balance sheets of Acorn Energy, Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of years in the two year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has an accumulated deficit of $97 million as of December 31, 2015 and has suffered recurring losses from operations and has a net working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. If the Company is unable to successfully raise additional capital to satisfy the obligations, there could be a material adverse effect on the Company.

/s/ Friedman LLP

East Hanover, New Jersey

March 30, 2016

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$4,821	$172
Restricted deposits	467	2,172
Escrow deposit	—	100
Accounts receivable, net	4,902	6,680
Unbilled revenue	7,890	3,849
Inventory	1,374	1,002
Other current assets	1,813	1,877
Current assets – discontinued operations	143	—
Total current assets	21,410	15,852
Property and equipment, net	1,080	977
Severance assets	3,256	3,558
Restricted deposits	650	2,951
Intangible assets, net	1,211	—
Goodwill	1,031	516
Other assets	905	476
Total assets	$29,543	$24,330

LIABILITIES AND EQUITY
Current liabilities:
Short-term bank credit and current maturities of long-term debt	$4,419	$2,054
Leap Tide loan payable, net of discount	—	1,900
Accounts payable	2,187	3,296
Accrued payroll, payroll taxes and social benefits	1,584	1,506
Deferred revenue	1,634	5,268
Other current liabilities	3,028	2,796
Current liabilities – discontinued operations	4,693	—
Total current liabilities	17,545	16,820
Long-term liabilities:
Accrued severance	4,594	4,984
Other long-term liabilities	1,011	868
Total long-term liabilities	5,605	5,852
Commitments and contingencies (Note 14)
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued –27,277,511 and 28,127,511 shares at December 31, 2014 and 2015, respectively (Note 22)	272	281
Additional paid-in capital	97,607	98,977
Warrants	1,641	1,597
Accumulated deficit	(86,592)	(97,191)
Treasury stock, at cost – 801,920 shares at December 31, 2014 and 2015	(3,036)	(3,036)
Accumulated other comprehensive loss	(212)	(262)
Total Acorn Energy, Inc. shareholders’ equity	9,680	366
Non-controlling interests	(3,287)	1,292
Total equity	6,393	1,658
Total liabilities and equity	$29,543	$24,330

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	Year ended December 31,
	2014	2015
Revenues:
Projects	$11,970	$13,205
Products	5,682	3,555
Services	1,908	2,295
Total revenues	19,560	19,055
Cost of sales:
Projects	8,352	8,918
Products	4,099	3,457
Services	471	493
Total cost of sales	12,922	12,868
Gross profit	6,638	6,187
Operating expenses:
Research and development expenses, net	2,714	2,205
Selling, general and administrative expenses	12,023	11,508
Impairments of goodwill and intangibles	1,773	1,562
Restructuring and related charges	294	—
Total operating expenses	16,804	15,275
Operating loss	(10,166)	(9,088)
Finance expense, net	(129)	(330)
Loss before taxes on income	(10,295)	(9,418)
Income tax expense	164	211
Net loss from continuing operations	(10,459)	(9,629)
Loss from discontinued operations, net of income taxes	(19,140)	(1,173)
Net loss	(29,599)	(10,802)
Non-controlling interest share of loss – continuing operations	47	105
Non-controlling interest share of loss - discontinued operations	2,407	98
Net loss attributable to Acorn Energy, Inc. shareholders.	$(27,145)	$(10,599)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
From continuing operations	$(0.46)	$(0.36)
From discontinued operations	(0.73)	(0.04)
Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders	$(1.19)	$(0.40)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	22,844	26,803

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year ended December 31,
	2014	2015

Net loss attributable to Acorn Energy, Inc. shareholders	$(27,145)	$(10,599)
Other comprehensive income (loss):
Foreign currency translation adjustments	(423)	(36)
Comprehensive loss	(27,568)	(10,635)
Other comprehensive income (loss) attributable to non-controlling interests	27	(14)
Comprehensive loss attributable to Acorn Energy, Inc. shareholders	$(27,541)	$(10,649)

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock		Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Acorn Energy, Inc. Shareholders’ Equity	Non-controlling interests	Total Equity
Balances as of December 31, 2013	22,958	$229		$93,943	$526	$(59,447)	$(3,036)	$184	$32,399	$(887)	$31,512
Net loss	—	—		—	—	(27,145)	—	—	(27,145)	(2,454)	(29,599)
Differences from translation of subsidiaries’ financial statements	—	—		—	—	—	—	(396)	(396)	(27)	(423)
Capital raise net of transaction costs (see Note 15(c))	4,286	43		3,964	—	—	—	—	4,007	—	4,007
Warrants issued in capital raise (see Notes 15(c) and 15(h))	—	—		(1,115)	1,115	—	—	—	—	—	—
Insufficient authorized shares following capital raise (see Note 15(a))	—	—		(50)	—	—	—	—	(50)	—	(50)
Stock option compensation	—	—		865	—	—	—	—	865	—	865
Stock option compensation of subsidiaries	—	—		—	—	—	—	—	—	81	81
Exercise of options and warrants	34	—	*	— *	—	—	—	—	—	—	—
Balances as of December 31, 2014	27,278	272		97,607	1,641	(86,592)	(3,036)	(212)	9,680	(3,287)	6,393
Net loss	—	—		—	—	(10,599)	—	—	(10,599)	(203)	(10,802)
Differences from translation of subsidiaries’ financial statements	—	—		—	—	—	—	(50)	(50)	14	(36)
Deconsolidation of USSI (see Note 4)	—	—		541	—	—	—	—	541	3,700	4,241
Expiration of warrants	—	—		44	(44)	—	—	—	—	—	—
Initial shares in Leap Tide transaction (see Note 3(b))	850	9		153	—	—	—	—	162	—	162
Reversal of adjustment for insufficient authorized shares (see Note 22)	—	—		50	—	—	—	—	50	—	50
Investment in OmniMetrix preferred shares	—	—		—	—	—	—	—	—	1,000	1,000
Accrued dividend in OmniMetrix preferred shares	—	—		—	—	—	—	—	—	(15)	(15)
Stock option compensation	—	—		582	—	—	—	—	582	—	582
Stock option compensation of subsidiaries	—	—		—	—	—	—	—	—	83	83
Balances as of December 31, 2015	28,128	$281		$98,977	$1,597	$(97,191)	$(3,036)	$(262)	$366	$1,292	$1,658

* Less than $1

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	2014	2015
Cash flows used in operating activities:
Net loss	$(29,599)	$(10,802)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A)	22,475	11,613
Net cash provided by (used in) operating activities – continuing operations	(7,124)	811
Net cash used in operating activities – discontinued operations	(11,093)	(1,792)
Net cash used in operating activities	(18,217)	(981)

Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	(393)	(164)
Restricted deposits	(1,008)	(5,071)
Release of restricted deposits	197	1,065
Escrow deposit	—	(100)
Amounts funded for severance assets	(179)	(164)
Loan to Channel Partner	(640)	—
Repayment of loan from Channel Partner	400	—
Net cash used in investing activities – continuing operations	(1,623)	(4,434)
Net cash provided by (used in) investing activities – discontinued operations	(184)	725
Net cash used in investing activities	(1,807)	(3,709)
Cash flows provided by (used in) financing activities:
Proceeds from capital raises, net of transaction costs	4,006	—
Short-term bank credit, net	3,147	(2,311)
Proceeds from Leap Tide transaction	—	2,000
Proceeds from outside investment in OmniMetrix	-	1,000
Proceeds from borrowings of long-term debt	292	—
Repayments of long-term debt	(56)	(129)
Net cash provided by financing activities – continuing operations	7,389	560
Net cash provided by (used in) financing activities – discontinued operations	300	(461)
Net cash provided by financing activities	7,689	99

Effect of exchange rate changes on cash and cash equivalents	(71)	(110)

Net decrease in cash and cash equivalents	(12,406)	(4,701)
Cash and cash equivalents at beginning of year – discontinued operations	748	52
Cash and cash equivalents at beginning of year – continuing operations	16,531	4,821
Cash and cash equivalents at end of year – discontinued operations	52	—
Cash and cash equivalents at end of year – continuing operations	$4,821	$172

Supplemental cash flow information:
Cash paid during the year for:
Interest	$159	$223
Income taxes, net of refunds	$18	$(26)

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

		2014	2015
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Loss from discontinued operations	$19,140	$772
	Depreciation and amortization	648	472
	Change in deferred taxes	103	258
	Impairment of goodwill and intangibles	1,773	1,562
	Inventory write-down	101	146
	Increase in liability for accrued severance	198	245
	Stock and stock option compensation	865	661
	Accretion of Leap Tide discount	—	62
	Deconsolidation of USSI	—	401
	Other	(149)	(2)
	Changes in operating assets and liabilities:
	Decrease (increase) in accounts receivable	677	(1,779)
	Decrease (increase) in unbilled revenue	(1,469)	4,041
	Decrease in inventory	773	214
	Increase in other current assets and other assets	(50)	(47)
	Increase (decrease) in deferred revenue	(599)	3,634
	Increase in accounts payable, accrued payroll, payroll taxes and social benefits, other current and non-current liabilities	466	913
		$22,475	$11,613
B.	Non-cash investing and financing activities:
	Value of warrants issued in capital raise	$1,115
	Liability for insufficient number of authorized shares in in capital raise	$50	$(50)
	Value of Initial Shares (discount) in Leap Tide transaction		$162
	Adjustment of paid-in-capital and non-controlling interest from the deconsolidation of USSI		$541
	Accrued of preferred dividends to outside investor in OmniMetrix		$15

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1—NATURE OF OPERATIONS

(a) Description of Business

Acorn Energy, Inc. (“Acorn” or “the Company”) is a Delaware corporation which is holding company focused on technology-driven solutions for energy infrastructure asset management. Each of its three businesses are focused on helping its customers achieve greater productivity, reliability, security and efficiency.

Through its majority or wholly-owned operating subsidiaries, the Company provides the following services and products:

●	Sonar and acoustic-related solutions for energy, defense and commercial markets and other real-time embedded hardware and software development. These activities are reported in the Company’s Energy & Security Sonar Solutions segment, conducted through its DSIT Solutions Ltd. (“DSIT”) subsidiary. DSIT also has certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities.

●	Smart Grid Distribution Automation. These products and services are provided by the Company’s GridSenseTM subsidiary which develop, market and sell remote monitoring and control systems to electric utilities and industrial facilities worldwide.

●	Machine-to-machine (“M2M”) critical asset wireless monitoring and control (formerly Power Generation Monitoring). These products and services are provided by the Company’s OmniMetrixTM, LLC (“OmniMetrix”) subsidiary. OmniMetrix also has products which provide cathodic protection for the pipeline industry.

Previously, the Company reported the activities of its US Seismic Systems, Inc. subsidiary (“USSI”) in its Oil and Gas Sensor Systems segment which developed and produced fiber optic sensing systems for the energy and security markets. On September 28, 2015, the Board of Directors of USSI approved a motion to file a voluntary petition for protection under Chapter 7 of the United States Bankruptcy Code (a “Chapter 7 Bankruptcy”). Such filing was made on September 30, 2015. Under a Chapter 7 Bankruptcy, control of USSI no longer rests with the Company, but rather with a court-appointed trustee. Accordingly, effective September 30, 2015, the Company is no longer consolidating the assets, liabilities or operating results of USSI (see Note 4). Such assets, liabilities and operating results are reflected in discontinued operations in the Company’s Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

The Company’s operations are based in the United States and Israel. Acorn’s shares are traded on the OTCQB marketplace under the symbol ACFN.

See Note 19 for segment information and major customers.

(b) Liquidity

As of December 31, 2015, the Company had less than $100 of non-escrow corporate cash and cash equivalents. In January 2016, the Company borrowed $300 from two of its directors and an additional $75 from another director in March 2016 (see Note 22 – Subsequent Events) to help finance its operations until the closing of the DSIT Transaction (see Note 22 – Subsequent Events).

The Company currently does not have sufficient cash flow for the next twelve months. Earlier in 2015, the Company expected that it would have sufficient liquidity to finance its activities and the activities of GridSense and OmniMetrix based upon its cash balance at the time and the support then expected to be provided by DSIT (up to $5,000 in 2015). Support from DSIT did not materialize primarily due to delays in the billing and collection of certain unbilled revenue. In 2015, DSIT lent and advanced Acorn approximately $594. As a result of DSIT’s inability to provide sufficient funding during 2015, Acorn sought alternate sources of funding, including a financing transaction with Leap Tide (see Note 3) and the sale of 20% of its interests in OmniMetrix (see Note 5(b)). The Company expects that in 2016, the sale of a portion of its interest in DSIT will generate approximately $4,913 of cash before escrow, transaction fees and taxes. The proceeds from the sale are to be used for repayment of debt to Leap Tide ($2,000) and to the three directors who lent us $375 in January 2016 and March 2016. Remaining cash after such debt repayments will be used to support the corporate cash needs of Acorn and its subsidiaries to the extent possible.

If additional liquidity is necessary to finance the operating activities of Acorn and the operations of its operating subsidiaries, the Company will  continue to pursue alternative sources of funding, which may include additional loans from related and/or non-related parties, a sale or partial sale of one or more operating subsidiaries, finding a strategic partner for one or more of the Company’s businesses or equity financings. There can be no assurance additional funding will be available at terms acceptable to the Company. There can be no assurance that we will be able to successfully utilize any of these possible sources to provide additional liquidity. If additional funding is not available in sufficient amounts, Acorn will not be able to fund its own corporate activities during the next twelve months, which could materially impact its ability to continue operations, and the Company may not be able to fund GridSense and OmniMetrix as it has historically, which could materially impact the carrying value of these subsidiaries. As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Discontinued Operations

In March 2015, the Company announced that it stopped funding USSI and that USSI had effectively suspended operations and terminated substantially all employees. On September 28, 2015, the Board of Directors of USSI approved a motion to file a voluntary petition for protection under Chapter 7 of the United States Bankruptcy Code (a “Chapter 7 Bankruptcy”). On September 30, 2015, USSI filed for a Chapter 7 Bankruptcy. Accordingly, the Company is reporting its USSI subsidiary as discontinued operations in its consolidated financial statements for all periods presented (see Note 4).

Functional Currency and Foreign Currency Transactions

The currency of the primary economic environment in which the operations of Acorn and its U.S. subsidiaries are conducted is the United States dollar (“dollar”). Accordingly, the Company and all of its U.S. subsidiaries use the dollar as their functional currency. The financial statements of the Company’s Israeli subsidiary whose functional currency is the New Israeli Shekel (“NIS”) have been translated in accordance with applicable accounting principles. Assets and liabilities are translated at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Differences resulting from translation are presented in equity as Accumulated Other Comprehensive Income. Gains and losses on foreign currency transactions and exchange gains and losses denominated in non-functional currencies are reflected in finance income (expense), net, in the Consolidated Statements of Operations when they arise.

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

During the years ended December 31, 2014 and 2015, $142 and $85 was charged to expense, respectively. At December 31, 2014 and 2015, the balance in allowance for doubtful accounts was $143 and $20, respectively.

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

Non-Controlling Interests

The Financial Accounting Standards Board (“FASB”) requires that non-controlling interests be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest be re-measured at fair value, with any gain or loss recognized in earnings. The Company attributes income and losses to the non-controlling interests associated with DSIT, OmniMetrix and USSI (which are included in discontinued operations – See Note 4).

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company has identified its operating segments as its reporting units for purposes of the impairment test. The Company’s existing goodwill is associated with its Energy & Security Sonar Solutions segment. See Note 10.

In 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.

If the Company determined that is was necessary to perform a two-step goodwill impairment test, it would determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, there is an indication that the reporting unit goodwill may be impaired and a second step of the impairment test is performed to determine the amount of the impairment to be recognized, if any. See Note 10(a) for the impairment charges recorded in 2014 and 2015.

Impairment of Long-Lived Assets

Long-lived assets including certain intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. See Note 10(b) for the impairment charge recorded in 2015.

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

Revenues from fixed-price contracts which require significant production, modification and/or customization to customer specifications are recognized using the percentage-of-completion method. Percentage-of-completion estimates are in man-months of labor and are reviewed periodically, and any adjustments required are reflected in the period when such estimates are revised. Losses on contracts, if any, are recognized in the period in which the loss is determined. Such revenues are recorded by DSIT in the Consolidated Statement of Operations in revenues from “Projects”. In 2014, DSIT encountered significant changes in estimate for a material project due to increased estimated installation costs of its AquaShieldTM Diver Detection Sonar system. The aggregate net changes in the contract estimates recognized using the cumulative catch-up method of accounting increased net income by approximately $1,152 in 2014 ($0.05 per share).

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

Warranty Provision

The Company’s DSIT subsidiary generally grants its customers a one-to-two-year warranty on its projects. Each of the Company’s GridSense and OmniMetrix subsidiaries generally grants their customers a one-year warranty on their respective products.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, restricted deposits, escrow deposits, accounts receivable and unbilled revenues. The Company’s cash, cash equivalents, restricted cash and escrow deposits were deposited primarily with U.S. and Israeli banks and other financial institutions and amounted to $5,395 at December 31, 2015. The Company uses major banks and brokerage firms to invest its cash and cash equivalents and escrow deposits, primarily in money market funds. The counterparties to the Company’s restricted deposits are two major Israeli banks. The Company does not believe there is significant risk of non-performance by these counterparties. Related credit risk would result from a default by the financial institutions or issuers of investments to the extent of the recorded carrying value of these assets. See Note 19 (d) with respect to revenues from significant and Note 19(e) with respect to concentrations of trade receivables and unbilled revenue.

Research and Development Expenses

Research and development expenses consist primarily of labor and related expenses and are charged to operations as incurred. Participation by third parties in the Company’s research and development costs as well as credits arising from qualifying research and experimental development expenditures are netted against research and development.

Advertising Expenses

Advertising expenses are charged to operations as incurred. Advertising expense was $26 and $33 for each of the years ended December 31, 2014 and 2015, respectively.

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

See Note 15(d) for the assumptions used to calculate the fair value of stock-based employee compensation. Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

Deferred Income Taxes

Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as current or non-current based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date. At December 31, 2014 and 2015, U.S. income taxes were not provided on undistributed earnings of the Company’s DSIT subsidiary because such earnings have been reinvested in foreign operations. If those earnings were repatriated to the U.S., the Company would not expect to owe additional U.S. income taxes due to the utilization of net operating loss carryovers.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net loss per share if doing so would be antidilutive. The weighted average number of options and warrants that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, was approximately 2,386,000 and 5,001,000 for the years ending December 31, 2014 and 2015, respectively.

The following data represents the amounts used in computing EPS and the effect on net income and the weighted average number of shares of dilutive potential common stock:

	Year ended December 31,
	2014	2015
Net loss available to common stockholders	$(27,145)	$(10,599)

Weighted average shares outstanding:
-Basic	22,844	26,803
Add: Warrants	—	—
Add: Stock options	—	—
-Diluted	22,844	26,803

Basic and diluted net loss per share	$(1.19)	$(0.40)

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

See Notes 15, 20 and 21.

Recently Issued Accounting Principles

Other than the announcement noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2015, that are of material significance, or have potential material significance, to the Company.

In August 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-15 “Presentation of Financial Statements—Going Concern,” outlining management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, along with the required disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016 with early adoption permitted. We do not anticipate a material impact to our financial statements as a result of this change.

In April 2015, the FASB issued Accounting Standards update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs in financial statements, by requiring them to be presented in the balance sheet as a direct deduction from the related debt liability, rather than as an asset. Amortization of the costs is reported as interest expense. There is no change to the current guidance on the recognition and measurement of debt issuance costs. For public business entities, ASU 2015-03 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect ASU 2015-03 to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted under certain circumstances.” The Company is currently assessing the impact of ASU 2016-01 on its financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under Accounting Standards Update 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

Reclassifications

Certain reclassifications have been made to the Company’s prior year’s consolidated financial statements to conform to the current year’s consolidated financial statement presentation.

NOTE 3—LEAP TIDE FINANCING TRANSACTION

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

In addition to the interest payable in cash described above, Leap Tide received 850,000 shares of the Company’s common stock (the “Initial Shares”) at the closing and became entitled to vested rights to receive 179,167 additional shares of the Company’s common stock (each vested right to receive one share, a “Vested Share Right”) per month for each full month that the full principal amount of the LT Loan remains outstanding, subject to immediate vesting upon acceleration of the LT Loan for the Company’s failure to timely increase its authorized shares of common stock as described below. The number of Vested Share Rights that accrue in a given month are prorated to the extent less than the full principal amount is outstanding and/or for any partial month in which no principal amount is outstanding. Leap Tide is entitled to receive the Company’s common stock underlying its Vested Share Rights after the expiration of the Cash Settlement Period (defined below).

The Company may pre-pay all principal and interest accrued on the LT Loan at any time. Unpaid and accrued interest on the LT Loan was $50 at December 31, 2015 and in included Accrued expenses in Other current liabilities (see Note 12). In addition, the Company may on or prior to 30 days after the maturity or earlier acceleration or repayment of the LT Loan (such 30-day period being referred to herein as the “Cash Settlement Period”) repurchase any or all Initial Shares and settle any or all Vested Share Rights accrued under the LT Loan for cash in lieu of stock. The cash repurchase/settlement price shall be an amount equal to $0.30 for each Initial Share so repurchased and each Vested Share Right so settled. The Company’s right to repurchase Initial Shares and settle Vested Share Rights for cash in lieu of stock shall be subject to Lender’s right to put the same to the Company at a higher price as described below.

At the time the LT Loan was made, the Company did not have sufficient authorized common stock to cover the full amount of Vested Share Rights that will accrue through maturity of the LT Loan. Failure by the Company to effectuate a charter amendment to authorize sufficient additional common stock by March 30, 2016 would be deemed an event of default, triggering Leap Tide’s right to accelerate the LT Loan and entitling Leap Tide to put to the Company, at a price equal to $0.40 per Initial Share and Vested Share Right, any Initial Shares and any Vested Share Rights (see below for the liability recorded and subsequently reversed with respect to the Leap Tide transaction following the results of the Special Meeting of the stockholders of the Company held to amend the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock of the Company (see Note 22 - Subsequent Events).

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

Concurrent with the LT Loan, Jan H. Loeb, Manager of Leap Tide, joined the Board of Directors of the Company. See Note 22 (Subsequent Events) with respect to Mr. Loeb becoming CEO of the Company.

Certain members of the management of the Company's DSIT Solutions subsidiary (including its CEO and its CFO - who also serves as CFO of the Company) have invested in Leap Tide (which is a special entity formed to make the loan) on the same terms as the other investors in Leap Tide. None of these persons has any role in the management of Leap Tide.

The value of the Initial Shares ($162) at closing is treated as a discount to the loan and is being amortized to interest expense over the one-year period of the LT Loan. Through December 31, 2015, $62 of the discount associated with the Initial Shares was amortized and the remaining discount is $100. Through December 31, 2015, Leap Tide is entitled to 820,708 Vested Share Rights.

Prior to the Special Meeting of the stockholders of the Company to amend the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock of the Company (see Note 22 – Subsequent Events), the Company had recorded derivative liabilities and non-cash interest expense associated with the Vested Share Rights, the put on the Initial Shares and the put on the Vested Share Rights. As a result of the increase in the number of authorized shares, those liabilities have been eliminated at December 31, 2015. At December 31, 2015, the Company has recorded a liability (and interest expense) of $86 with respect to the market value of the common stock to be granted upon vesting of the Vested Share Rights.

NOTE 4—Discontinued Operations

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

On September 28, 2015, the Board of Directors of USSI approved a motion to file a voluntary petition for protection under Chapter 7 of the United States Bankruptcy Code (a “Chapter 7 Bankruptcy”). Such filing was made on September 30, 2015. Under a Chapter 7 Bankruptcy, control of USSI no longer rests with the Company, but rather with a court-appointed trustee. Accordingly, effective September 30, 2015, the Company is no longer consolidating the assets, liabilities or operating results of USSI and recorded a loss of $401 on the deconsolidation of USSI which is included in Loss from discontinued operations, net of income taxes in the Company's Consolidated Statements of Operations.

Assets and liabilities related to the discontinued operations of USSI are as follows:

	As of
	December 31, 2014	September 29, 2015 – prior to deconsolidation
Cash and cash equivalents	$52	$—
Other current assets	91	—
Total assets	$143	$—
Short-term bank credit	$1,460	$999
Accounts payable	1,006	1,029
Accrued payroll, payroll taxes and social benefits	346	90
Other current liabilities	1,881	1,721
Total liabilities	$4,693	$3,839

USSI’s losses for the years ended December 31, 2014 and 2015 are included in “Loss from discontinued operations, net of income taxes” in the Company's Consolidated Statements of Income. Summarized financial information for USSI’s operations for the years ended December 31, 2014 and 2015 are presented below:

	Year ended December 31,
	2014	2015
Revenues	$556	$163
Gross profit	$(1,043)	$(68)

Net loss	$(19,140)	$(772)
Loss on deconsolidation	—	$(401)
Loss from discontinued operations, net of income taxes	$(19,140)	$(1,173)

Net loss includes stock-based compensation expense of $79 and $4 in the years ended December 31, 2014 and 2015, respectively.

NOTE 5—INVESTMENTS IN SUBSIDIARIES

(a) USSI

As of January 1, 2014, the Company owned 9,376,401 shares of USSI’s Series A-1 Preferred Stock (“USSI Preferred Stock”). Such holdings in USSI’s Preferred Stock together with the common stock owned by the Company represented approximately 95.7% of USSI on an as converted basis. As of January 1, 2014, the Company invested $7,584 in USSI common shares (of which $5,355 was in cash and $2,229 was in Acorn common shares) and an additional $16,750 in USSI Preferred Stock. In addition, during 2014, the Company lent USSI an additional $10,058. Such loans bear interest at 8% per annum. Following USSI’s Chapter 7 Bankruptcy filing on September 30, 2015 (see Note 4), the Company does not expect that there will be any cash available to repay any of these loaned amounts after the disposition of USSI’s assets.

In the second quarter of 2014, the Company lent a channel partner active in sourcing trials for USSI’s products a total of $640 under a secured promissory note ("the Note"). The loan bore interest at 8%. The channel partner granted the Company, as security for the loans made pursuant to the Note, a first, secured lien on all of the channel partner’s receivables from customer accounts and all intellectual property used in its business. The loan and any accrued and unpaid interest was due and payable not later than June 30, 2014 at which time the Company took a full provision on the $640 of principal as well as the $9 of interest accrued through June 30, 2014. In November of 2014, the Company reached a settlement of the Note with the channel partner whereby the Company received a cash repayment of $400 from the channel partner as well as providing processing services valued at $240 for the benefit of USSI. The values of such processing services were treated as an additional loan to USSI subject to 8% annual interest from the settlement date. The value of such services were written off following the decision to suspend the operations of USSI (see Note 4).

(b) OmniMetrix

On October 16, 2015, one of the Company’s directors acquired a 10% interest in the Company’s OmniMetrix Holdings, Inc. subsidiary (“Holdings”) for $500 through the purchase of preferred stock. Holdings is the holder of 100% of the membership interests OmniMetrix, LLC through which the Company operates its M2M and pipeline monitoring activities. In the transaction, the director acquired 1,000 shares of Series A Preferred Stock (the “OmniMetrix Preferred Stock”) of Holdings. Subsequently, on November 20, 2015, the director acquired an additional 1,000 shares of OmniMetrix Preferred Stock for an additional $500. The $1,000 investment by the director has been recorded as an increase in non-controlling interests.

A dividend of 10% per annum will accrue on the OmniMetrix Preferred Stock. The dividend will be payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the OmniMetrix Preferred Stock is outstanding and has not been converted to Common Stock. The dividend will be payable in cash or the form of additional shares of OmniMetrix Preferred Stock at the election of the holder of the Preferred Stock. Through December 31, 2015, a dividend payable of $16 has been recorded with respect to the OmniMetrix Preferred Stock.

The OmniMetrix Preferred Stock will convert at the option of the holder of the OmniMetrix Preferred Stock on a one-for-one basis into Common Stock, subject to appropriate adjustments for corporate reorganizations, mergers, stock splits, etc. The OmniMetrix Preferred Stock has full ratchet anti-dilution protection and will not be diluted by any issuances below a pre-money equity valuation of $5,500 for OmniMetrix.

The Company will have the right to drag along the holder of the OmniMetrix Preferred Stock in the event of a sale by Acorn of at least a majority of its shares in OmniMetrix and the holder of the OmniMetrix Preferred Stock will have the right to tag along on any such sale.

NOTE 6 — RESTRUCTURING AND RELATED CHARGES

(a) GridSense

In 2013, following a change in its management, GridSense decided to restructure operations in both its USA and Australian entities. This action was taken primarily in order to improve efficiency based on GridSense's revenue mix and skills mix. Accordingly, GridSense recorded a restructuring charge related to severance and other termination benefits as well as a restructuring charge connected with downsizing its Australian operations. Following this restructuring, GridSense no longer had a production line in Australia, but did have some residual research and development activities. At December 31, 2013, $63 of these restructuring charges remained unpaid.

During the second quarter of 2014, GridSense decided to shut down its Australian offices in an effort to further reduce costs and streamline operations. GridSense planned to continue to sell all of its current products in Australia and the surrounding areas through a network of distributors. With respect to the 2014 decision to shut down its Australian offices and a further reduction of personnel in the United States, GridSense recorded an additional restructuring charge of $198 in 2014.

The following table summarizes GridSense's restructuring charges during the years ended December 31, 2014 and 2015:

	Years ended December 31,
	2014	2015
Employee severance and termination benefits	$119	$—
Other	79	—
Total	$198	$—

The following table presents activity during the years ended December 31, 2014 and 2015 related to GridSense's restructuring:

	Employee severance and termination benefits	Facilities	Other	Total
Balance at December 31, 2013	$63	$—	$—	$63
Provision	119	7	72	198
Cash payments	(144)	(7)	(72)	(223)
Balance at December 31, 2014	38	—	—	38
Adjustment	(4)	—	—	(4)
Cash payments	—	—	—	—
Balance at December 31, 2015	$34	$—	$—	$34

The total remaining accrued restructuring balance of $34 with respect to GridSense's restructuring is expected to be paid in full by December 31, 2016 and is included in Other current liabilities in the Company's Consolidated Balance Sheets.

(b) OmniMetrix

In 2013, OmniMetrix restructured its operations to better align expenses with revenues following a change in management. The restructuring involved employee severance and termination benefits as well as a charge for a significant reduction in the utilization of its leased facility in Buford, Georgia. At December 31, 2013, $45 of the employee severance and termination benefits charge and $194 of the lease payments associated with the reduced utilization of the leased facility in Buford, Georgia remained unpaid. In 2014, OmniMetrix adjusted its estimated exit costs for its leased facility in Buford, Georgia and increased the provision by $96.

The following table presents activity during the years ended December 31, 2014 and 2015 related to OmniMetrix's restructuring:

	Employee severance and termination benefits	Facilities	Fixed asset impairments	Total
Balance at December 31, 2013	$45	$194	$—	$239
Provision	—	96	—	96
Cash payments	(45)	(42)	—	(87)
Balance at December 31, 2014	—	248	—	248
Provision	—	—	—	—
Cash payments	—	(44)	—	(44)
Balance at December 31, 2015	$—	$204	$—	$204

The total remaining accrued restructuring balance of $204 is expected to be paid in full by December 31, 2019 and is included in Other current liabilities ($45) and Other liabilities ($159) in the Company's Consolidated Balance Sheets.

NOTE 7—INVENTORY

	As of December 31,
	2014	2015
Raw materials	$682	$258
Work-in-process	275	351
Finished goods	417	393
	$1,374	$1,002

During 2014 the Company recorded an inventory impairment charge of $88 in its M2M and $13 in its Pipeline Monitoring (“PM”) segments (included in Cost of sales - Products). During 2015 the Company recorded an inventory impairment charge of $22 in its M2M segment and $124 in its Smart Grid Distribution Automation segment (both included in Cost of sales - Products). At December 31, 2014 and 2015, the Company's inventory reserve was $319 and $360, respectively.

NOTE 8—OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of December 31,
	2014	2015
Prepaid expenses and deposits	$492	$504
Deferred costs	549	813
Deferred taxes	192	141
Funded severance assets	203	51
Employee advances	105	105
R&D participation receivable	226	168
Other	46	95
	$1,813	$1,877

NOTE 9—PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	Estimated Useful Life (in years)	As of December 31,
		2014	2015
Cost:
Computer hardware and software	2 - 5	$1,173	$1,296
Equipment	3 - 14	1,082	1,154
Leasehold improvements	Term of lease	903	900
		3,158	3,350
Accumulated depreciation and amortization
Computer hardware and software		694	1,202
Equipment		911	624
Leasehold improvements		473	547
		2,078	2,373
Property and equipment, net		$1,080	$977

Depreciation and amortization in respect of property and equipment amounted to $366 and $350 for 2014 and 2015, respectively.

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

(a) Goodwill

The changes in the carrying amounts of goodwill by segment from December 31, 2013 to December 31, 2015 were as follows:

	Energy & Security Sonar Solutions segment	Smart Grid Distribution Automation segment	Total
Balance at December 31, 2013	$581	$2,446	$3,027
Impairment	—	(1,773)	(1,773)
Translation adjustment	(63)	(160)	(223)
Balance at December 31, 2014	518	513	1,031
Impairment	—	(513)	(513)
Translation adjustment	(2)	—	(2)
Balance at December 31, 2015	$516	$—	$516

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

In the fourth quarter of 2014, as a result of the annual impairment test of the goodwill with respect to the Company’s Smart Grid Distribution Automation (GridSense) reporting unit, the Company recorded a goodwill impairment charge of $1,773. The impairment test was based upon expected discounted cash flows from the Company’s GridSense reporting unit.

In the second quarter of 2015, the Company determined that the goodwill associated with its Smart Grid Distribution Automation segment (GridSense) was fully impaired as a result of below-projected revenues and recorded an impairment charge of $513.

(b) Intangibles

The changes in the carrying amounts of intangible assets and associated accumulated amortization from December 31, 2013 to December 31, 2015 were as follows:

	Energy & Security Sonar Solutions segment		Smart Grid Distribution Automation segment
	Cost	A.A.*	Cost	A.A.*	Total
Balance as of December 31, 2013	$572	$(482)	$2,271	$(811)	$1,550
Amortization	—	(82)	—	(200)	(282)
Cumulative translation adjustment	(61)	53	(96)	47	(57)
Balance as of December 31, 2014	511	(511)	2,175	(964)	1,211
Amortization	—	—	—	(123)	(123)
Impairment	—	—	(1,049)	—	(1,049)
Cumulative translation adjustment	—	—	(116)	77	(39)
Balance as of December 31, 2015	$511	$(511)	$1,010	$(1,010)	$—

* Accumulated amortization

The composition of intangibles in each of the Company's segments were as follows:

Segment	Type of Intangible
Energy & Security Sonar Solutions	Naval technologies
GridSense	Software and customer relationships

In the second quarter of 2015, the Company’s Smart Grid Distribution Automation segment recorded an impairment charge of $337 representing an impairment of certain technologies and the value of customer relationships and trade name associated with GridSense’s historic operations in Australia. The impairment charge followed declining second quarter 2015 revenue and expected future revenues in Australia through GridSense’s distributor relationship in Australia.

In the third quarter of 2015, the Company’s Smart Grid Distribution Automation segment recorded an additional impairment charge of $712 representing an impairment of the value associated with the remaining technologies of GridSense associated with its historic operations in Australia and that of the technologies in the U.S., as well as the value of customer relationships and trade name associated with GridSense’s operations in the U.S. The impairment charge followed a continuing decline in third quarter 2015 revenue.

Amortization in respect of intangible assets amounted to $282 and $123 for 2014 and 2015.

NOTE 11—BANK DEBT AND OTHER DEBT

(a) Lines of credit

The Company's DSIT subsidiary has lines-of-credit of approximately $1,180 from two Israeli banks (approximately $540 at one bank and $640 at the second), $979 of which was being used at December 31, 2015.  The lines-of-credit are subject to certain financial covenants. DSIT was in compliance with its financial covenants at December 31, 2015. The line-of-credit at one bank expires in June 2016 and the line at the second bank expires in February 2017. The lines-of-credit are denominated in NIS and bear interest at a weighted average rate of 3.1% per annum. The interest rate of one of the lines is linked to the Israeli prime rate. The Israeli prime rate as of December 31, 2015 was 1.60% (December 31, 2014, 1.75%).

With respect to DSIT’s lines-of-credit, liens in favor of the Israeli banks were placed on DSIT’s assets. In addition, Acorn has guaranteed DSIT’s line-of-credit.

In addition, to the above lines-of-credit, in December 2014, DSIT entered in an agreement with another bank to allow DSIT to borrow against certain accounts receivable balances at an interest equal to the Israeli prime rate plus 1.8%. At December 31, 2015, DSIT had borrowed $862 against certain accounts receivable balances.

The Company's GridSense subsidiary has a working agreement with its bank to allow GridSense to borrow against 80% of certain accounts receivable balances up to $750 for a period of one year (to July 16, 2016) at an interest equal to 1.25% per month. At December 31, 2015, GridSense was utilizing approximately $138 of its accounts receivable line.

GridSense has granted a lien to its bank on substantially all of its assets other than intellectual property. GridSense has further promised not to grant a lien on their intellectual property to any other party, nor commit to any such party to abstain from giving a lien.

(b) Bank Debt

In July 2014, DSIT took a loan from one of its banks. The loan was for NIS 1,000 (approximately $292 at the then exchange rate) and is to be repaid over a period of two years with monthly payments of approximately $11. The loan principal is linked to the Israeli CPI and bears interest at 1.0% per annum. Total amounts due with respect to the loan are $75 and $205 at December 31, 2015 and 2014, respectively.

(c) Summary

	As of December 31,
	2014	2015
DSIT line-of-credit	$2,169	$979
DSIT borrowings against receivables	262	862
GridSense line-of-credit	1,480	—
GridSense borrowings against receivables	379	138
DSIT term loan	205	75
Total bank debt and borrowings against receivables	4,495	2,054
Less non-current portion	76	—
Short-term bank credit and current maturities of long-term debt	$4,419	$2,054

NOTE 12—OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of December 31,
	2014	2015
Accrued expenses	$2,519	$2,207
Taxes	117	157
Warranty provision	222	316
Restructuring liabilities	82	79
Other	88	37
	$3,028	$2,796

NOTE 13—ACCRUED SEVERANCE, SEVERANCE ASSETS AND RETIREMENT PLANS

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

(ii) Severance pay contributions to dedicated funds amounted to $411 and $375 for the years ended December 31, 2014 and 2015, respectively.

(iii) The Company expects to contribute approximately $394 in respect of its severance pay obligations in the year ending December 31, 2016.

(iv) The table below provides a breakdown of the Company's severance liability and severance assets as of December 31, 2014 and 2015.

	As of December 31,
	2014	2015

Current severance liability (included in Accrued payroll, payroll taxes and social benefits)	$200	$41
Non-current severance liability	4,594	4,984
Total severance liability	$4,794	$5,025

Amount of the total severance liability with respect to employees reaching legal retirement age in Israel in the next 10 years	$1,588	$1,501

Current severance assets (included in Other current assets)	$203	$51
Non-current severance assets	3,256	3,558
Total severance assets	$3,459	$3,609

Amount of the total severance assets with respect to employees reaching legal retirement age in Israel in the next 10 years	$1,156	$1,059

The timing of actual payment of the severance liability is uncertain as employees may continue to work beyond the legal retirement age. The liability has not been reduced to reflect any amounts already deposited in dedicated funds with respect to those employees, nor does it include future deposits.

(b) Defined Contribution Plans

The Company maintains a defined contribution plan for its U.S. salaried employees meeting age and service requirements, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes 3% of employees' salaries for those meeting the age and service requirements. The expense related to the employer portion for the years ending December 31, 2014 and 2015 was $218 (including $125 related to discontinued operations) and $100 (including $25 related to discontinued operations), respectively.

NOTE 14—COMMITMENTS AND CONTINGENCIES

(a) Leases of Property and Equipment

Office rental and automobile leasing expenses for 2014 and 2015 were $866 and $764, respectively. The Company and its subsidiaries lease office space, cars and equipment under operating lease agreements. Those leases will expire on different dates from 2017 to 2020. Future minimum lease payments on non-cancelable operating leases as of December 31, 2015 are as follows:

Years ending December 31,
2016	$581
2017	515
2018	509
2019	151
2020	--
2021 and thereafter	--
$1,756

(b) Guarantees

The Company’s DSIT subsidiary provides various performance, advance and tender guarantees as required in the normal course of its operations.  As at December 31, 2015, such guarantees totaled approximately $9,596, which are due to expire on different dates from 2016 to 2018.  As a security for these guarantees, DSIT has deposited with Israeli banks $5,123 ($2,172 presented as current restricted deposits and $2,951 as non-current restricted deposits).

See Note 11(a) with respect to guarantees on the Company’s lines of credit.

(c) Royalties

(i) In 2012, DSIT and USSI were awarded a joint $900 grant from the Israel-United States Binational Industrial Research and Development (“BIRD”) Foundation for the joint development of the next generation integrated passive/active threat detection system for underwater site protection. In September 2012, a Cooperation and Project Funding Agreement was signed between the companies and the BIRD Foundation which allowed for the commencement of the funding expected to take place over a 24 month period. Based on the allocation of project costs between DSIT and USSI, a majority of the grant was expected to be received by DSIT. In the years ending December 31, 2014 and 2015, the Company recorded $120 and $0, respectively, as BIRD’s participation in expenses on this project ($81 and $0 with respect to DSIT for 2014 and 2015, respectively and ($39 and $0 with respect to USSI for 2014 and 2015, respectively). Amounts with respect to USSI are included in Loss from discontinued operations, net of income taxes (see Note 4). As at December 31, 2014 and 2015, the Company had recorded receivables of $94 and $0, respectively, from BIRD with respect to the project which are included in Other current assets in the Company’s consolidated balance sheets.

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

Due to the suspension of USSI’s operations and its subsequent Chapter 7 Bankruptcy Filing in September 2015 (see Note 4), the BIRD Foundation has decided that it will no longer fund DSIT’s continued development of the PAUSS (either on its own or jointly with another U.S. company). It is unclear at this time how the suspension of activities at USSI and the cancellation of participation in the funding of this project by the BIRD Foundation may impact DSIT’s obligations under this arrangement. The Company does not believe that the BIRD Foundation will pursue recovery of previously funded amounts (approximately $379) from DSIT.

(ii) In September 2013, DSIT and Ramot, the technology transfer company of Tel-Aviv University, were jointly awarded a grant from MEIMAD. MEIMAD is a collaborative program between the Israeli Ministry of Defense, the Office of the Chief Scientist (“OCS”) at the Ministry of Economy and the Ministry of Finance, to jointly promote new ideas and technologies that can serve both commercial applications and military needs. The grant is for a 31-month project (19 months for the first stage and 12 months for the second stage) for the joint development of a next generation fiber optic based Perimeter Security System Interrogator. The total amount of the grant is approximately $644 for the two stages of the project representing a 50% participation in DSIT's expenses. In the years ending December 31, 2014 and 2015, DSIT recorded $273 and $197, respectively, as participation in DSIT’s expenses on this project.

In mid-2014, DSIT received approval for a new grant from MEIMAD. This grant is for the development of a fiber optic sensing system to be used in structural health monitoring of airborne structures (such as planes and Unmanned Aerial Vehicles (UAV's)). The total grant expected to be received is approximately $626 over a two-year period representing a 50% participation in DSIT's expenses. In the years ending December 31, 2014 and 2015, DSIT recorded $0 and $246, respectively, as participation in DSIT’s expenses on this project. As at December 31, 2014 and 2015, DSIT had recorded receivables of $131 and $168, respectively, from the OCS with respect to the two MEIMAD projects which are included in Other current receivables.

Grants from MEIMAD are subject to repayment by way of royalties based on 5% of gross sales of the commercialized product, if any.

(iii) GridSense is required to pay a royalty on any project sale of a particular product of not less than $100 to two employees. The royalty rate is on a sliding scale from 1.5% to 6.0%. GridSense did not pay any royalties in the years ended December 31, 2014 or 2015.

NOTE 15—EQUITY

(a) General

At the annual meeting of stockholders on June 10, 2010, the Company’s stockholders approved an amendment to its Certificate of Incorporation to increase the number of authorized shares of capital stock from 20,000,000 shares to 30,000,000 shares, all of which shall be common stock. The increase in authorized shares was done pursuant to a Certificate of Amendment to the Certificate of Incorporation filed with the Secretary of State of the State of Delaware on, and effective as of, June 15, 2010. (See Note 22 – Subsequent Events for the results of a Special Meeting of the stockholders of the Company to amend the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock of the Company from 30,000,000 to 42,000,000).

At December 31, 2015 the Company had issued and outstanding 27,325,591 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company. Holders of common stock do not have subscription, redemption, conversion or other preemptive rights. Holders of the common stock are entitled to elect all of the Directors on the Company’s Board. Holders of the common stock do not have cumulative voting rights, meaning that the holders of more than 50% of the common stock can elect all of the Company’s Directors. Except as otherwise required by Delaware General Corporation Law, all stockholder action is taken by vote of a majority of shares of common stock present at a meeting of stockholders at which a quorum (a majority of the issued and outstanding shares of common stock) is present in person or by proxy or by written consent pursuant to Delaware law (other than the election of Directors, who are elected by a plurality vote).

The Company is not authorized to issue preferred stock. Accordingly, no preferred stock is issued or outstanding.

(b) Leap Tide Financing Transaction – See Note 3

(c) Capital Raise

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

Following the November 2014 private placement (noted above), the Company no longer had sufficient authorized shares to satisfy outstanding warrants and option agreements if all such agreements were to be exercised. Accordingly, the Company recognized this as a derivative liability and recorded such liability ($50) using the Black-Scholes valuation method to estimate the fair value of the derivative liability. The Company used a weighted average risk free interest rate of 1.1%, an expected life of 3.3 years, an annual volatility of 70% and no dividends to determine the value of the derivative liability. With the increase in authorized shares noted above, the derivative liability was reversed as of December 31, 2015.

(d) Summary Employee Option Information

The Company’s stock option plans provide for the grant to officers, directors and other key employees of options to purchase shares of common stock. The purchase price may be paid in cash or at the end of the option term, if the option is "in-the-money", it is automatically exercised "net". In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee, but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable to one share of the Company’s common stock. Most options expire within five to ten years from the date of the grant, and generally vest over three year period from the date of the grant. At the annual meeting of stockholders on September 11, 2012, the Company’s stockholders approved an Amendment to the Company’s 2006 Stock Incentive Plan to increase the number of available shares by 1,000,000 and an Amendment to the Company’s 2006 Stock Incentive Plan for Non-Employee Directors to increase the number of available shares by 200,000. At December 31, 2015, 721,438 options were available for grant under the 2006 Amended and Restated Stock Incentive Plan and no options were available for grant under the 2006 Director Plan. In 2014 and 2015, there were no grants to non-employees.

The Company did not receive any proceeds in connection with stock option exercises during the year ended December 31, 2014 as all exercises during those years were “net” exercises. The intrinsic value of options exercised in 2014 was $123. No options were exercised in the year ended December 31, 2015. The intrinsic value of options outstanding and of options exercisable at December 31, 2015 was $0 and $0, respectively.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2014	2015
Risk-free interest rate	2.1%	2.1%
Expected term of options, in years	7.0	8.6
Expected annual volatility	64%	63%
Expected dividend yield	—%	—%
Determined weighted average grant date fair value per option	$1.36	$0.51

The expected term of the options is the length of time until the expected date of exercising the options. With respect to determining expected exercise behavior, the Company has grouped its option grants into certain groups in order to track exercise behavior and establish historical rates. The Company estimated volatility by considering historical stock volatility over the expected term of the option. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. The Company expects no dividends to be paid. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the years ended December 31, 2014 and 2015. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

(e) Non-Employee Options

In the years ended December 31, 2014 and 2015, the Company included $37 and $0 respectively, of stock-based compensation expense in selling, general and administrative expense in its Consolidated Statements of Operations with respect to options granted to non-employees.

(f) Summary Employee and Non-Employee Option Information

A summary of the Company’s option plans as of December 31, 2014 and 2015, as well as changes during each of the years then ended, is presented below:

	2014		2015
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	1,401,658	$5.49	1,812,428	$4.51
Granted at market price	664,103	2.14	687,654	0.75
Exercised *	(33,938)	2.51	—	—
Forfeited or expired	(219,395)	3.96	(135,164)	2.91
Outstanding at end of year	1,812,428	4.51	2,364,918	3.51
Exercisable at end of year	1,128,434	$5.56	1,778,503	$4.16

* All shares issued in connection with option exercises were newly issued shares.

The breakdown of option exercises between cashless net exercises and cash exercises is as follows the year ended December 31, 2014 (there were no option exercises in the year ended December 31, 2015):

	Shares granted in net exercise of options	Options forfeited in net exercise of options	Total net exercise options	Weighted average exercise price for net exercise options	Options exercised for cash	Weighted average exercise price for options exercised for cash
Year ended December 31, 2014	33,938	76,062	110,000	$2.51	—	—

Summary information regarding the options outstanding and exercisable at December 31, 2015 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$0.20 – $1.06	802,454	7.8	$0.79	362,025	$0.85
$1.68 – $2.56	342,152	5.6	$1.76	288,818	$1.77
$3.51 – $5.00	426,264	3.4	$4.19	361,946	$4.22
$5.05 – $5.91	320,000	2.4	$5.21	320,000	$5.21
$6.31 - $7.57	310,689	4.1	$6.95	290,689	$6.91
$7.60 - $11.42	163,359	3.8	$8.82	155,025	$8.87
	2,364,918			1,778,503

Stock-based compensation expense included in the Company’s Consolidated Statements of Operations was:

	Year ended December 31,
	2014	2015
Cost of sales*	$2	$16
Research and development expense*	33	4
Selling, general and administrative expense*	830	641
Total	$865	$661

* Includes $16, $4 and $59 in in Cost of sales, Research and development expense and Selling, general and administrative expense, respectively, for the year ended December 31, 2015 with respect to DSIT. Includes $2 in Cost of sales in the year ended December 31, 2014 with respect to DSIT. See Note 4 with respect to stock-based compensation expense associated with discontinued operations.

As of December 31, 2015, the total compensation cost related to non-vested awards not yet recognized was approximately $250 which the Company expects to recognize over a weighted-average period of approximately 2.0 years.

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

A summary status of the DSIT Plan as of December 31, 2014 and 2015, as well as changes during the years then ended, is presented below:

	2014		2015
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	243,924	$1.78	239,524	$1.67
Granted at fair value	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	(4,400)	$2.41	—	$—
Outstanding at end of year	239,524	$1.67	239,524	$1.65
Exercisable at end of year	101,904	$1.45	239,524	$1.65

Summary information regarding the options under the Plan outstanding and exercisable at December 31, 2015 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$1.05 – $1.26	147,770	2.6	$1.18	147,770	$1.18
$2.40*	91,754	2.6	$2.40	91,754	$2.40
	239,524		$1.65	239,524	$1.65

*The exercise price of these options are NIS 9.38 translated to US dollars using the year end exchange rates (NIS 3.89 and NIS 3.90 for the years ended December 31, 2014 and 2015, respectively).

In January 2016, the Company converted all DSIT preferred stock to DSIT common stock. The Company currently owns approximately 88.3% of DSIT. If all the options to purchase all shares of DSIT ordinary stock granted under the DSIT Option Plan are exercised, the Company would own approximately 78.7% of DSIT on a fully-diluted basis.

(h) Warrants

The Company has issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	2014		2015
	Number of shares underlying warrants	Weighted Average Exercise Price	Number of shares underlying warrants	Weighted Average Exercise Price
Outstanding at beginning of year	285,281	$3.18	2,642,423	$1.50
Granted	2,357,142	$1.30	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	(23,000)	$3.68
Outstanding and exercisable at end of year	2,642,423	$1.50	2,619,423	$1.48

The warrants outstanding at December 31, 2015 have a weighted average remaining contractual life of 4.2 years.

The 2,142,847 warrants that were granted in connection with the November 2014 Capital Raise (see Note 15(c)) are exercisable for shares of the Company’s Common Stock. The warrants are non-exercisable for six months from the date of the closing and have a term of five years, six months and an exercise price of $1.30 per share. The Company allocated $1,018 to the value of the warrants based on a Black Scholes calculation using a five and a half year expected life, an annual volatility of 63%, a discount rate of 1.6% and no dividends. The value allocated to the warrants was offset against additional paid-in-capital.

In addition, the 214,285 warrants that were granted to the placement agent in connection with the November 2014 Capital Raise (see Note 15(c)) are exercisable for shares of the Company’s Common Stock. The placement agent's warrants are non-exercisable for six months from the date of the closing and have a term of five years and an exercise price of $1.26 per share. The Company allocated $97 to the value of the warrants based on a Black Scholes calculation using a five year expected life, an annual volatility of 62%, a discount rate of 1.6% and no dividends. The value allocated to the warrants was offset against additional paid-in-capital.

No warrants were exercised in 2014 or 2015.

NOTE 16—FINANCE INCOME (EXPENSE), NET

Finance income (expense), net consists of the following:

	Year ended December 31,
	2014	2015
Interest income	$19	$26
Interest expense*	(196)	(510)
Exchange gain, net	48	154
	$(129)	$(330)

* Interest expense in 2015 includes $225 associated with the LT Loan (see Note 3)

NOTE 17—INCOME TAXES

(a) Composition of loss from continuing operations before income taxes is as follows:

	Year ended December 31,
	2014	2015
Domestic	$(8,204)	$(9,110)
Foreign	(2,091)	(308)
	$(10,295)	$(9,418)

Income tax expense (benefit) consists of the following:

	Year ended December 31,
	2014	2015
Current:
Federal	$—	$—
State and local	1	1
Foreign	120	(49)
	121	(48)
Deferred:
Federal	—	—
State and local	—	—
Foreign	43	259
	43	259
Total income tax expense	$164	$211

(b) Effective Income Tax Rates

Set forth below is reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year ended December 31,
	2014	2015
Statutory Federal rates	34%	34%
Increase (decrease) in income tax rate resulting from:
Tax on foreign activities	8	3
Other, net (primarily permanent differences)	(4)	(2)
Valuation allowance	(40)	(37)
Effective income tax rates	(2)%	(2)%

(c) Analysis of Deferred Tax Assets and (Liabilities)

	As of December 31,
	2014	2015
Deferred tax assets (liabilities) consist of the following:
Employee benefits and deferred compensation	$1,999	$1,754
Asset impairments	5,868	2,693
Other temporary differences	569	(614)
Net operating loss carryforwards	18,172	22,842
	26,608	26,675
Valuation allowance	(26,121)	(26,448)
Net deferred tax assets	$487	$227

Valuation allowances relate principally net operating loss carryforwards related to the Company's consolidated tax losses as well as state tax losses related the Company's GridSense and OmniMetrix subsidiaries and book-tax differences related asset impairments and stock compensation expense of the Company. During the year ended December 31, 2015, the valuation allowance increased by $327.

Deferred tax assets relate to primarily to net operating loss carryforwards at the Company's DSIT subsidiary. Such assets are included in Other current assets ($192 and $141 at December 31, 2014 and 2015, respectively) and Other assets ($295 and $86 at December 31, 2014 and 2015, respectively). During 2015, DSIT recorded a partial valuation allowance ($248) for certain non-current deferred assets due to the uncertainty regarding their utilization.

(d) Summary of Tax Loss Carryforwards

As of December 31, 2015, the Company had various net operating loss carryforwards expiring as follows:

Expiration	Federal	State	Foreign
2023-2035	$61,193	$20,677	$—
Unlimited	—	—	2,407
Total	$61,193	$20,677	$2,407

(e) Taxation in the United States

On October 22, 2004, The American Jobs Creation Act (the “Act”) was signed into law. The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. The Company’s foreign earnings are derived from the Company’s DSIT subsidiary.

As a holding company without other business activity in Delaware, the Company is exempt from Delaware state income tax. Thus, the Company’s statutory income tax rate on domestic earnings is the federal rate of 34%.

(f) Taxation in Israel

The income of DSIT is taxed at regular rates. On August 5, 2013, the Law for Changes in National Priorities (Legislative Amendments for Achieving Budget Objectives in the Years 2013 and 2014) - 2013 was published in the Official Gazette, by which the corporate tax rate was raised by 1.5% to a rate of 26.5% for the 2014 calendar year. In January 2016, the Law for the Amendment of the Income Tax Ordinance (No.( 216 was published, enacting a reduction of corporate tax rate beginning in 2016 and thereafter, from 26.5% to 25%.

Effective January 1, 2014, DSIT files its income tax returns in Israel as a "Preferred Enterprise". As a Preferred Enterprise, DSIT's corporate income tax rate for 2014 (and beyond) is 16%.

 (g) Uncertain Tax Positions (UTP)

As of December 31, 2014 and 2015, no interest or penalties were accrued on the balance sheet related to UTP.

During the years ending December 31, 2014 and 2015, the Company had no changes in unrecognized tax benefits or associated interest and penalties as a result of tax positions made during the current or prior periods with respect to its continuing or discontinued operations.

The Company is subject to U.S. Federal and state income tax, Australian income tax (for residual activities) and Israeli income tax. As of January 1, 2016, the Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2012, for years before 2011 for state income taxes, before 2011 for Israeli income taxes and before 2012 for Australian taxes. During 2014, the Company’s U.S. Federal income tax returns for the years ended December 31, 2011 through December 31, 2012 were examined by the IRS. No material adjustments were made by the IRS in the course of their audit.

NOTE 18—RELATED PARTY BALANCES AND TRANSACTIONS

The Company recorded consulting and other fees to directors of $122 and $160 for each of the years ended December 31, 2014 and 2015, respectively, all of which are included in Selling, general and administrative expenses.

See Note 5(b) for information related to the sale of OmniMetrix Preferred Stock to one of the Company’s directors.

See Note 15(f) for information related to options and stock awards to directors and officers.

See Note 22 (Subsequent Events) for loans from the Company’s directors.

NOTE 19—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a) General Information

As of December 31, 2015, the Company’s operations are based upon three operating segments:

●	Energy & Security Sonar Solutions. We provide sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other advanced acoustic systems and real-time embedded hardware and software development and production through our DSIT Solutions Ltd. ("DSIT") subsidiary.

●	Smart Grid Distribution Automation. These products and services are provided by our GridSense Inc. subsidiary ("GridSense") which develops, market and sell remote monitoring and control systems to electric utilities and industrial facilities worldwide.

●	Machine-to-Machine Critical Asset Monitoring & Control ("M2M") (formerly Power Generation Monitoring). The M2M segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. These activities are performed through the Company's OmniMetrix subsidiary.

During 2015, each of the abovementioned activities represented a reportable segment. In addition, our “Other” segment represents certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities performed by our DSIT subsidiary as well as PM activities (for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies) in our OmniMetrix subsidiary, that do not meet the quantitative thresholds and which may be combined for reporting under applicable accounting principles.

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

The following tables represent segmented data for the years ended December 31, 2015 and 2014:

	Energy & Security Sonar Solutions	GridSense	M2M	Other	Total
Year ended December 31, 2015:
Revenues from external customers	$12,093	$2,507	$2,513	$1,942	$19,055
Intersegment revenues	—	—	—	—	—
Segment gross profit	3,834	20	1,472	861	6,187
Impairment of goodwill and intangibles	—	1,562	—	—	1,562
Restructuring and related charges	—	—	—	—	—
Depreciation and amortization	185	158	70	42	455
Segment income (loss) before income taxes	(195)	(3,921)	(1,437)	104	(5,449)
Segment assets	15,777	1,107	1,691	739	19,314
Expenditures for segment assets	114	5	--	18	137

Year ended December 31, 2014:
Revenues from external customers	$11,200	$4,493	$2,174	$1,693	$19,560
Intersegment revenues	—	—	—	—	—
Segment gross profit	3,272	1,297	1,182	888	6,638
Impairment of goodwill and intangibles	—	1,773	—	—	1,773
Restructuring and related charges	—	198	76	20	294
Depreciation and amortization	287	242	69	48	646
Segment loss before income taxes	(414)	(4,831)	(1,698)	99	(6,844)
Segment assets	13,367	3,680	1,663	865	19,575
Expenditures for segment assets	278	6	—	44	328

(c) The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended and as of December 31, 2014 and 2015:

	Year ended December 31,
	2014	2015
Total net loss before income taxes for reportable segments	$(6,943)	$(5,553)
Other operational segment net income (loss) before income taxes	99	104
Segment loss before income taxes	(6,844)	(5,449)
Unallocated net income (cost) of DSIT headquarters	109	120
Unallocated net cost of corporate headquarters*	(3,560)	(4,089)
Consolidated net loss before taxes on income	$(10,295)	$(9,418)

* Includes $830 and $582 of stock compensation expense for the years ended December 31, 2014 and 2015, respectively. In the year ended December 31, 2015, includes $225 of interest expense associated with the LT Loan (see Note 3).

	As of December 31,
	2014	2015
Assets:
Total assets for reportable segments	$18,710	$18,575
Total assets of other operational segment	865	739
Assets of discontinued operations	143	—
Unallocated assets of DSIT headquarters	4,580	4,367
Unallocated assets of OmniMetrix headquarters	507	397
Assets of corporate headquarters *	4,738	252
Total consolidated assets	$29,543	$24,330

* Includes $4,672 and $84 of unrestricted cash at December 31, 2014 and 2015, respectively.

Other Significant Items	Segment Totals	Adjustments	Consolidated Totals
Year ended December 31, 2015
Depreciation and amortization	$455	17	472
Expenditures for assets	137	27	164
Year ended December 31, 2014
Depreciation and amortization	$646	$2	$648
Expenditures for assets	328	65	393

Other adjustments are primarily unallocated DSIT and corporate headquarters data which are not included in the segment information. None of the other adjustments are significant.

	Year ended December 31,
	2014	2015
Revenues based on location of customer:
United States	$5,279	$4,900
Israel	7,155	7,699
Asia	4,406	5,587
Oceania	1,725	548
Other	995	321
	$19,560	$19,055

	December 31,
	2014	2015
Long-lived assets located in the following countries:
United States	$442	$322
Israel	638	655
	$1,080	$977

(d) Revenues, Accounts Receivable and Unbilled Revenue Balances from Major Customers

All significant revenue, accounts receivable and unbilled revenue balances are with respect to customers in the Energy & Security Sonar Solutions segment.

	Revenue				Accounts Receivable				Unbilled Revenue
	2014		2015		2014		2015		2014		2015
Customer	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
A	*	*	$2,701	14%	*	*	*	*	*	*	*	*
B	$3,997	20%	$2,735	14%	$1,135	23%	$1,844	28%	$2,788	35%	$1,507	39%
C	*	*	$2,889	15%	*	*	$1,049	16%	*	*	$1,087	28%
D	$1,940	10%	$2,200	12%	*	*	$834	12%	$1,402	18%	*	*
E	*	*	*	*	*	*	$1,112	17%	$979	12%	*	*
F	*	*	*	*	*	*	*	*	*	*	$408	11%
G	*	*	*	*	*	*	*	*	$1,266	16%	*	*

* Balance is not significant

NOTE 20—FINANCIAL INSTRUMENTS

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments.

NOTE 21—FAIR VALUE MEASUREMENTS

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at December 31, 2015
	Level 1	Level 2	Level 3	Total
Restricted deposits – current	$2,172	—	—	$2,172
Restricted deposits –non-current	2,951	—	—	2,951
Derivative liabilities	(4)	—	—	(4)
Total	$5,119	$—	$—	$5,119

	As at December 31, 2014
	Level 1	Level 2	Level 3	Total
Restricted deposits – current	$467	$—	$—	$467
Restricted deposits –non-current	650	—	—	650
Derivative assets (liabilities)	5	—	(50)	(45)
Total	$1,122	$—	$(50)	$1,072

  Current restricted deposits are comprised of security deposits with respect to various performance and bank guarantees provided in the normal course of business for DSIT’s operations that are expected to be released by December 31, 2016. DSIT has also provided $2,951 of security deposits for guarantees that are expected to be released through the middle of 2018.

Level 1 derivative assets and liabilities are related to forward contracts for the purchase of New Israeli Shekels for which market prices are readily available. Unrealized gains or losses from forward contracts are recorded in Finance income (expense), net.

Level 3 derivative liabilities are with respect to the fair value of the liability of stock options and warrants outstanding in excess of the Company’s authorized shares (see Note 15(a)).

NOTE 22—SUBSEQUENT EVENTS

Sale of interest in DSIT

On January 28, 2016, the Company entered into a Share Purchase Agreement for the sale of a 50% strategic interest in its DSIT Solutions, Ltd. business to Rafael Advanced Defense Systems Ltd., a major Israeli defense company (the “DSIT Transaction”). Acorn expects to receive gross proceeds of approximately $4,913 before escrow, fees and taxes. Acorn is also eligible to receive its pro-rata share of a $1,000 earn-out over a three-year period. In addition to customary closing conditions, the DSIT Transaction requires the approval of the Israeli Ministry of Defense and the Israeli Anti-Trust Authority. Both approvals have already been received. Acorn expects that the DSIT Transaction will close in the first two weeks of April 2016. Following the sale, Acorn will own approximately 41.2% of DSIT.

The Unaudited Pro Forma Condensed Consolidated Statements of Operations below (the "Pro Forma Statements of Operations") have been prepared as if the DSIT Transaction had occurred on December 31, 2013. These Pro Forma Statements of Operations eliminate the historical consolidated statements of operations of DSIT from the consolidated operations of the Company for the years ended December 31, 2015 and 2014 and give effect to unaudited pro forma adjustments necessary to account for the sale.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2015

(in thousands, except per share data)

	Acorn consolidated	Less DSIT	Pro Forma Adjustments	Note	Pro Forma
Sales	$19,055	$(13,501)			$5,554
Cost of sales	12,868	(9,125)			3,643
Gross profit	6,187	(4,376)			1,811
Total operating expenses	15,275	(4,353)			10,922
Operating loss	(9,088)	(23)			(9,111)
Finance expense, net	(330)	112	(6)	(1)	(224)
Loss before taxes on income	(9,418)	89	(6)		(9,335)
Income tax expense	211	(259)			(48)
Loss before equity loss	(9,629)	348	(6)		(9,287)
Equity loss in DSIT	—	—	(108)	(2)	(108)
Net loss from continuing operations	(9,629)	348	(114)		(9,395)
Loss from discontinued operations, net of income taxes	(1,173)	—			(1,173)
Net loss	(10,802)	348	(114)		(10,568)
Non-controlling share of loss – continuing operations	105	(49)			56
Non-controlling share of loss – discontinued operations	98	—			98
Net loss attributable to Acorn Energy Inc., shareholders	$(10,599)	$299	(114)		$(10,414)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
From continuing operations	$(0.36)	$(0.01)			$(0.35)
From discontinued operations	(0.04)	—			(0.04)
Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders	$(0.40)	$(0.01)			$(0.39)

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2014

(in thousands, except per share data)

	Acorn consolidated	Less DSIT	Pro Forma Adjustments	Note	Pro Forma
Sales	$19,560	$(12,311)			$7,249
Cost of sales	12,922	(8,576)			4,346
Gross profit	6,638	(3,735)			2,903
Total operating expenses	16,804	(4,137)			12,667
Operating loss	(10,166)	402			(9,764)
Finance expense, net	(129)	(175)	15	(1)	(289)
Loss before taxes on income	(10,295)	227	15		(10,053)
Income tax expense	164	(163)			1
Loss before equity loss	(10,459)	390	15		(10,054)
Equity loss in DSIT	—	—	(132)	(2)	(132)
Net loss from continuing operations	(10,459)	390	(117)		(10,186)
Loss from discontinued operations, net of income taxes	(19,140)	—			(19,140)
Net loss	(29,599)	390	(117)		(29,326)
Non-controlling share of loss – continuing operations	47	(47)			—
Non-controlling share of loss – discontinued operations	2,407	—			2,407
Net loss attributable to Acorn Energy Inc., shareholders	$(27,145)	$343	(117)		$(26,919)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
From continuing operations	$(0.46)	$(0.01)			$(0.45)
From discontinued operations	(0.73)	—			(0.73)
Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders	$(1.19)	$(0.01)			$(1.18)

(1) – Represents the Company’s interest (income) expense with DSIT for the period

(2) – Represents equity loss in DSIT for the period

The Unaudited Pro Forma Condensed Consolidated Balance Sheet below (the "Pro Forma Balance Sheet") have been prepared as if the DSIT Transaction occurred on December 31, 2015. This Pro Forma Balance Sheet eliminates the consolidated assets and liabilities of DSIT from the consolidated balance sheet of the Company for the year ended December 31, 2015 and give effect to unaudited pro forma adjustments necessary to account for the sale.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

For the Year Ended December 31, 2015

(in thousands, except per share data)

	Acorn consolidated	Less DSIT	Pro Forma Adjustments	Note	Pro Forma
Cash, cash equivalents and escrow	$272	$(7)	$4,913	(1)	$5,178
Other current assets	15,580	(12,775)			2,805
Total current assets	15,852	(12,782)	4,913		7,983
Investment in DSIT	—	—	5,397	(2)	5,397
Other non-current assets	8,478	(7,803)			675
Total assets	$24,330	$(20,585)	$10,310		$14,055

Current liabilities	$16,820	$(9,951)	14	(3)	$6,883
Non-current liabilities	5,852	(5,066)	788	(3)	1,574
Total liabilities	22,672	(15,017)	802		8,457
Total Acorn Energy, Inc. shareholders’ equity	366		4,303	(4)	4,669
Non-controlling interests	1,292		(363)	(5)	929
Total equity	1,658		3,940		5,598
Total liabilities and equity	$24,330		$4,742		$14,055

(1) – Represents the gross proceeds from the DSIT Transaction before transaction fees and taxes

(2) – Represents the equity investment in DSIT following the DSIT Transaction

(3) – Represents amounts due to DSIT

(4) – Represents net adjustments in the Company’s shareholder equity as a result of the DSIT Transaction

(5) – Represents the elimination of non-controlling interests associated with DSIT

Loans from Directors

In January 2016, the Company borrowed a total of $300 ($200 from one director and $100 from another director) under promissory notes which mature three days following the receipt of proceeds from the closing of the DSIT Transaction. In March 2016, the Company borrowed, on similar terms, an additional $75 from another director. Upon maturity, the Company is to pay to each director a single payment equal to 115% of the amounts borrowed under the promissory notes. The lender of the most recent loan has agreed to lend the Company up to an additional $75 upon request by the Company under similar terms.

Resignation of the Company’s President and CEO

Effective January 28, 2016, the Company’s President and CEO (John A. Moore) tendered his resignation to the Board. The Board determined that such resignation was for “Good Reason” as such term is defined under Mr. Moore’s Employment Agreement. Accordingly, commencing on or about July 28, 2016 and continuing until on or about July 27, 2017, the Company shall make aggregate severance payments to Mr. Moore of $425 as severance payment. The Company shall make such severance payment in accordance with its regular payroll practices. In addition, the Company will reimburse Mr. Moore up to an aggregate of $17 over the next twelve months for the costs associated with Mr. Moore’s medical insurance. In addition, in accordance with his Employment Agreement, all of Mr. Moore’s unvested options become vested as of the date of his resignation.

Appointment of new President and CEO

Effective January 28, 2016, Acorn engaged Jan H. Loeb to be the Company’s President and CEO under a consulting agreement (the “Consulting Agreement”) with a company (the “Consultant”) managed by Mr. Loeb. Under the Agreement, the Consultant is to be paid a monthly fee of $17 for the term of the Consulting Agreement (through January 7, 2017). Pursuant to the Consulting Agreement, on March 16, 2016, Acorn issued to the Consultant, for nominal consideration, warrants exercisable for 35,000 shares of Acorn common stock. The exercise price of the warrants is $0.13 per share. One-fourth of the warrants are immediately exercisable; the remainder becomes exercisable in equal increments on each of June 16, 2016, September 16, 2016 and December 16, 2016. The warrants expire on the earlier of (a) March 16, 2023 and (b) 18 months from the date Mr. Loeb ceases to be a director, officer, employee or consultant of Acorn.

Special Meeting of the Stockholders of the Company

On March 16, 2016, a Special Meeting of the stockholders of the Company was held which approved a proposal to amend the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock of the Company from 30,000,000 to 42,000,000.

OmniMetrix Line-of-Credit

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500. Debt incurred under this financing arrangement bears interest at the greater of prime (3.5% at December 31, 2015) plus 2% or 6% per year. In addition, OmniMetrix must pay a monthly service charge of 1.125% of the average aggregate principal amount outstanding for the prior month. Currently, while the Loan and Security Agreement reflects a $500 credit line, the lender has imposed a sublimit of $300 and has sole discretion as to when to remove the sublimit.

