Form 10-Q
period 2016-03-31
ACORN ENERGY, INC.
filed 2016-05-16
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2016
Common Stock, $0.01 par value per share	27,791,178

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2016

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

PART I

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31, 2015	As of March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$124	$63
Restricted deposits	2,172	1,749
Escrow deposit	100	50
Accounts receivable, net of provisions for doubtful accounts of $20 and $22 at December 31, 2015 and March 31, 2016, respectively	6,389	5,551
Unbilled revenue	3,849	4,515
Inventory, net	506	602
Other current assets	1,633	1,857
Current assets – discontinued operations	1,079	316
Total current assets	15,852	14,703
Property and equipment, net	954	874
Severance assets	3,558	3,756
Restricted deposits	2,951	2,643
Goodwill	516	535
Other assets	470	354
Non-current assets – discontinued operations	29	—
Total assets	$24,330	$22,865
LIABILITIES AND EQUITY
Current liabilities:
Short-term bank credit and current maturities of long-term debt	$1,916	$1,902
Leap Tide loan payable, net of discount	1,900	1,940
Director loans	—	375
Accounts payable	2,346	2,895
Accrued payroll, payroll taxes and social benefits	1,320	2,118
Deferred revenue	5,251	4,078
Other current liabilities	2,260	2,651
Current liabilities – discontinued operations	1,827	2,000
Total current liabilities	16,820	17,959
Long-term liabilities:
Accrued severance	4,984	5,222
Other long-term liabilities	849	822
Non-current liabilities – discontinued operations	19	16
Total long-term liabilities	5,852	6,060
Commitments and contingencies
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued –28,127,511 shares at December 31, 2015 and March 31, 2016	281	281
Additional paid-in capital	98,977	99,194
Warrants	1,597	1,600
Accumulated deficit	(97,191)	(100,166)
Treasury stock, at cost – 801,920 shares at December 31, 2015 and March 31, 2016	(3,036)	(3,036)
Accumulated other comprehensive loss	(262)	(244)
Total Acorn Energy, Inc. shareholders’ equity (deficiency)	366	(2,371)
Non-controlling interests	1,292	1,217
Total equity (deficiency)	1,658	(1,154)
Total liabilities and equity	$24,330	$22,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended March 31,
	2015	2016
Revenues:
Projects	$2,966	$3,818
Products	225	435
Services	519	508
Total revenues	3,710	4,761
Cost of sales:
Projects	2,179	2,658
Products	169	341
Services	120	131
Total cost of sales	2,468	3,130
Gross profit	1,242	1,631
Operating expenses:
Research and development expenses, net of credits	410	365
Selling, general and administrative expenses	2,322	2,625
Total operating expenses	2,732	2,990
Operating loss	(1,490)	(1,359)
Finance expense, net	—	(273)
Loss before income taxes	(1,490)	(1,632)
Income tax (expense) benefit	33	(8)
Net loss from continuing operations	(1,457)	(1,640)
Loss from discontinued operations, net of income taxes	(1,477)	(1,386)
Net loss	(2,934)	(3,026)
Non-controlling interest share of net loss – continuing operations	20	51
Non-controlling interest share of net loss – discontinued operations	145	—
Net loss attributable to Acorn Energy, Inc. shareholders	$(2,769)	$(2,975)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
Continuing operations	$(0.06)	$(0.06)
Discontinued operations	(0.05)	(0.05)
Total attributable to Acorn Energy, Inc. shareholders	$(0.11)	$(0.11)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	26,476	27,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(IN THOUSANDS)

	Three months ended March 31,
	2015	2016

Net loss attributable to Acorn Energy, Inc. shareholders	$(2,769)	(2,975)
Other comprehensive income (loss):
Foreign currency translation adjustments	(68)	19
Comprehensive loss	(2,837)	(2,956)
Comprehensive income attributable to non-controlling interests	(2)	(1)
Comprehensive loss attributable to Acorn Energy, Inc. shareholders	$(2,839)	(2,957)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Acorn Energy, Inc. Shareholders’ Equity (Deficit)	Non-controlling interests	Total Equity (Deficit)
Balances as of December 31, 2015	28,128	$281	$98,977	$1,597	$(97,191)	$(3,036)	$(262)	$366	$1,292	$1,658
Net loss	—	—	—	—	(2,975)	—	—	(2,975)	(51)	(3,026)
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	18	18	1	19
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(25)	(25)
Warrants issued	—	—	(3)	3	—	—	—	—	—	—
Stock option compensation	—	—	220	—	—	—	—	220	—	220
Balances as of March 31, 2016	28,128	$281	$99,194	$1,600	$(100,166)	$(3,036)	$(244)	$(2,371)	$(1,217)	$(1,154)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Three months ended March 31,
	2015	2016
Cash flows used in operating activities:
Net loss	$(2,934)	$(3,026)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A)	1,931	2,304
Net cash used in operating activities – continuing operations	(1,003)	(722)
Net cash used in operating activities – discontinued operations	(1,535)	(401)
Net cash used in operating activities	(2,538)	(1,123)
Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	(80)	(24)
Restricted deposits	(98)	(82)
Release of restricted deposits	99	818
Release of escrow deposits	—	50
Amounts funded for severance assets	(91)	(69)
Net cash provided by (used in) investing activities – continuing operations	(170)	693
Net cash used in investing activities – discontinued operations	—	—
Net cash provided by (used in) investing activities	(170)	693
Cash flows provided by (used in) financing activities:
Short-term credit, net	382	16
Proceeds from loans from directors	—	375
Repayments of long-term debt	(32)	(32)
Net cash provided by financing activities – continuing operations	350	359
Net cash used in financing activities – discontinued operations	(270)	(17)
Net cash provided by financing activities	80	342

Effect of exchange rate changes on cash and cash equivalents – continuing operations	—	3
Effect of exchange rate changes on cash and cash equivalents – discontinued operations	(59)	51

Net decrease in cash and cash equivalents	(2,687)	(34)
Cash and cash equivalents at the beginning of the year – discontinued operations	192	48
Cash and cash equivalents at the beginning of the year – continuing operations	4,681	124
Cash and cash equivalents at the end of the period – discontinued operations	142	75
Cash and cash equivalents at the end of the period – continuing operations	$2,044	$63

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

		Three months ended March 31,
		2015	2016
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Loss from discontinued operations	$1,477	$1,386
	Depreciation and amortization	75	72
	Increase in accrued severance	109	67
	Accretion of Leap Tide discount	—	40
	Stock-based compensation	208	220
	Deferred taxes	(33)	15
	Other	10	35
	Change in operating assets and liabilities:
	Decrease (increase) in accounts receivable, unbilled revenue, other current and other assets	(223	54
	Decrease (increase) in inventory	1	(96)
	Decrease in deferred revenue	(449)	(1,174)
	Increase in accounts payable, accrued payroll, payroll taxes and social benefits, other current liabilities and other liabilities	756	1,685
		$1,931	$2,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1— BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. All dollar amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the three month period ended March 31, 2015 to conform to the current period’s condensed consolidated financial statement presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company currently does not have sufficient cash flow for the next twelve months. As of March 31, 2016, the Company had less than $50 of non-escrow corporate cash and cash equivalents. On April 21, 2016, the Company closed on the sale of a portion of its interests in DSIT and received gross proceeds of $4,913 before escrow ($579), Israeli withholding taxes ($266) and fees (see Note 12 – Subsequent Events). On April 29, 2016, the Company repaid all principal ($2,000) and interest ($15) due to Leap Tide as well as $275 of principal and $41 of interest due to directors who had lent the Company money in the first quarter of 2016 (see Note 12 - Subsequent Events). Remaining cash after these debt repayments will be used to support the corporate cash needs of Acorn and its subsidiaries to the extent possible.

Additional liquidity will be necessary to finance the operating activities of Acorn and the operations of its OmniMetrix subsidiary. The Company will continue to pursue sources of funding, which may include loans from related and/or non-related parties, a sale or partial sale of one or more of its companies, finding a strategic partner for one or more of the Company’s businesses or equity financings. There can be no assurance additional funding will be available at terms acceptable to the Company. There can be no assurance that we will be able to successfully utilize any of these possible sources to provide additional liquidity. If additional funding is not available in sufficient amounts, Acorn will not be able to fund its own corporate activities during the next twelve months, which could materially impact its ability to continue operations, and the Company may not be able to fund OmniMetrix as it has historically, which could materially impact its carrying value. As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 2—RECENT AUTHORITATIVE GUIDANCE

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15 “Presentation of Financial Statements—Going Concern,” outlining management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, along with the required disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016 with early adoption permitted. The Company does not anticipate a material impact to our financial statements as a result of this change.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs in financial statements, by requiring them to be presented in the balance sheet as a direct deduction from the related debt liability, rather than as an asset. Amortization of the costs is reported as interest expense. There is no change to the current guidance on the recognition and measurement of debt issuance costs. For public business entities, ASU 2015-03 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect ASU 2015-03 to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under Accounting Standards Update 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early application permitted in any interim or annual period. The Company is evaluating the future impact of this ASU on the consolidated financial statements.

Other relevant recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3—Discontinued Operations

(a) GridSense

On April 21, 2016, the Company announced that it has decided to cease operations of its GridSense subsidiary and initiate the liquidation of the GridSense assets. As a result of this decision, GridSense is being reported as a discontinued operation effective with the Company’s first quarter 2016 report. Following the decision to cease GridSense operations, the Company has written down all GridSense assets to their estimated realizable values and has accrued for estimated severance costs of $140 and lease commitments of $100 in GridSense’s first quarter results. The Company intends to sell its GridSense assets and is exploring ways to maximize value for creditors and other stakeholders, expecting that most of the proceeds from any sale of its assets will be used to pay creditors. It is uncertain whether there will be any proceeds available to the Company.

Assets and liabilities related to the discontinued operations of GridSense are as follows:

	As at
	December 31, 2015	March 31, 2016

Cash and cash equivalents	$48	$75
Other current assets and non-current assets	1,060	241
Total assets	$1,108	$316
Short-term bank credit	$138	$121
Accounts payable	950	978
Accrued payroll, payroll taxes and social benefits	186	303
Other current and non-current liabilities	572	614
Total liabilities	$1,846	$2,016

GridSense had a working agreement with its bank to allow GridSense to borrow against 80% of certain accounts receivable balances up to $750 for a period of one year (to July 16, 2016) at an interest equal to 1.25% per month. At December 31, 2015, GridSense was utilizing approximately $138 of its accounts receivable line. At March 31, 2016, GridSense was utilizing approximately $121 of its accounts receivable line.

GridSense granted a lien to its bank on substantially all of its assets other than intellectual property. GridSense further promised not to grant a lien on its intellectual property to any other party, nor commit to any such party to abstain from giving a lien.

GridSense’s losses for the three months ended March 31, 2015 and 2016 are included in “Loss from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Operations. Summarized financial information for GridSense’s operations for the three months ended March 31, 2015 and 2016 are presented below:

	Three months ended March 31,
	2015	2016
Revenues	$908	$143
Gross profit (loss)	277	(30)
Net loss	$(325)	$(1,386)

(b) US Seismic Systems Inc. (“USSI”)

In early 2015, the Company’s Board of Directors decided that it would no longer continue to fund USSI’s activities following the significant decline in oil prices which led to significantly reduced demand for USSI’s products. At that time, USSI effectively suspended operations and terminated substantially all employees.

On September 28, 2015, the Board of Directors of USSI approved a motion to file a voluntary petition for protection under Chapter 7 of the United States Bankruptcy Code (a “Chapter 7 Bankruptcy”). Such filing was made on September 30, 2015. Under a Chapter 7 Bankruptcy, control of USSI no longer rests with the Company, but rather with a court-appointed trustee. Accordingly, effective September 30, 2015, the Company is no longer consolidating the assets, liabilities or operating results of USSI.

USSI’s losses for the three months ended March 31, 2015 are included in “Loss from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Operations. Summarized financial information for USSI’s operations for the three months ended March 31, 2015 is presented below:

Three months ended March 31, 2015
Revenues	$—
Gross profit	(90)

Net loss	(1,152)
Net loss attributable to non-controlling interests	145
Net loss attributable to Acorn Energy Inc.	$(1,007)

NOTE 4— RESTRUCTURING AND RELATED CHARGES

In 2013, OmniMetrix restructured its operations to better align expenses with revenues following a change in management. The restructuring involved employee severance and termination benefits as well as a charge for a significant reduction in the utilization of its leased facility in Buford and a write-down of a majority of the remaining book value of leasehold improvements associated with the leased facility. At December 31, 2015, $204 of lease payments associated with the reduced utilization of leased facilities remained unpaid. During the three months ended March 31, 2016, OmniMetrix paid $11 of this liability. The total remaining accrued restructuring balance of $193 is expected to be paid in full by December 31, 2019 and is included in Other current liabilities ($46) and Other liabilities ($147) in the Company’s condensed consolidated balance sheets.

NOTE 5—INVENTORY, NET

The composition of inventory is as follows:

	As of December 31, 2015	As of March 31, 2016
Raw materials	$287	$362
Work-in-process	189	189
Finished goods	30	51
	$506	$602

At both December 31, 2015 and March 31, 2016, the Company’s inventory reserve was $22.

NOTE 6—GOODWILL

The changes in the carrying amount of goodwill in the Company’s Energy & Security Sonar Solutions segment from December 31, 2015 to March 31, 2016 was as follows:

Total
Balance at December 31, 2015	$516
Translation adjustment	19
Balance at March 31, 2016	$535

Following the closing of the DSIT Transaction (see Note 12 – Subsequent Events), the Company will no longer be consolidating the results of DSIT, but will be reporting on its investment in DSIT on the equity method. Accordingly, beginning with the Company’s second quarter 2016 report, the Company will no longer be including goodwill from its Energy & Security Sonar Solutions segment on the Company’s condensed consolidated balance sheets.

NOTE 7—Loans from Directors

In January 2016, the Company borrowed a total of $300 ($200 from one director and $100 from another director) under promissory notes which were to mature three days following the receipt of proceeds from the closing of the DSIT Transaction. In March 2016, the Company borrowed, on similar terms, an additional $75 from another director. Upon maturity, the Company was to pay to each director a single payment equal to 115% of the amounts borrowed under the promissory notes. Under the terms of each promissory note, at maturity, the lender could elect to convert the entire amount due under the promissory note into Common Stock of the Company at a conversion price equal to the closing price of the Company’s Common Stock on the trading day immediately preceding the maturity date of the loan. The lender of the most recent loan has agreed to lend the Company up to an additional $75 upon request by the Company under similar terms. All the above notes were repaid in full or converted to the Company’s common shares following the closing of the DSIT Transaction – see Note 12 - Subsequent Events.

NOTE 8—CHANGE OF SENIOR MANAGEMENT

(a) Resignation of the Company’s President and CEO

Effective January 28, 2016, the Company’s President and CEO (John A. Moore) tendered his resignation to the Board. The Board determined that such resignation was for “Good Reason” as such term is defined under Mr. Moore’s Employment Agreement. Accordingly, commencing on or about July 28, 2016 and continuing until on or about July 27, 2017, the Company shall make aggregate severance payments to Mr. Moore of $425. The Company shall make such severance payment in accordance with its regular payroll practices. In addition, the Company will reimburse Mr. Moore up to an aggregate of $17 over the twelve-month period from February 2016 to January 2017 for the costs associated with Mr. Moore’s medical insurance. The above amounts have been accrued for at March 31, 2016 and are included in Selling, general and administrative expenses in the Company’s unaudited condensed consolidated Statements of Operations. In addition, in accordance with his Employment Agreement, all of Mr. Moore’s unvested options become vested as of the date of his resignation.

(b) Appointment of new President and CEO

Effective January 28, 2016, Acorn engaged Jan H. Loeb to be the Company’s President and CEO under a consulting agreement (the “Consulting Agreement”) with a company (the “Consultant”) managed by Mr. Loeb. Under the Consulting Agreement, the Consultant is to be paid a monthly fee of $17 for the term of the Consulting Agreement (through January 7, 2017). Pursuant to the Consulting Agreement, on March 16, 2016, Acorn issued to the Consultant, for nominal consideration, warrants exercisable for 35,000 shares of Acorn common stock. The exercise price of the warrants is $0.13 per share. One-fourth of the warrants are immediately exercisable; the remainder becomes exercisable in equal increments on each of June 16, 2016, September 16, 2016 and December 16, 2016. The warrants expire on the earlier of (a) March 16, 2023 and (b) 18 months from the date Mr. Loeb ceases to be a director, officer, employee or consultant of Acorn.

NOTE 9—EQUITY

(a) Acorn Stock Options

A summary of stock option activity for the three months ended March 31, 2016 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,364,918	$3.51
Granted	—	—
Exercised	—	—
Forfeited or expired	(66,666)	$3.70
Outstanding at March 31, 2016	2,298,252	$3.50	5.1 years	$—
Exercisable at March 31, 2016	2,186,583	$3.58	5.0 years	$—

In connection with the January 28, 2016 resignation of the Company’s then President and CEO (John A. Moore), all of Mr. Moore’s unvested options at that time became fully vested.

(b) Stock-based Compensation Expense

Stock-based compensation expense included in Selling, general and administrative expenses in the Company’s Condensed Statements of Operations for the three month periods ended March 31, 2015 and 2016 was $208 and $220, respectively. In addition, $6 was recorded in the Company’s USSI subsidiary included in Discontinued Operations for the three month period ended March 31, 2015. See Note 3(b).

(c) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2015	2,619,423	$1.48
Granted	35,000	0.13
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2016	2,654,423	$1.46	3.9 years

The fair value of the warrants granted ($0.08 per warrant during the three months ended March 31, 2016) was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.79%
Expected term of warrants	7.0 years
Expected annual volatility	78%
Expected dividend yield	—%

(d) Vested Share Rights – see Subsequent Events (Note 12)

NOTE 10—FAIR VALUE MEASUREMENTS

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at March 31, 2016
	Level 1	Level 2	Level 3	Total
Restricted deposits – current	$1,749	$—	$—	$1,749
Restricted deposits –non-current	2,643	—	—	2,643
Derivative assets	122	—	—	122
Total	$4,514	$—	$—	$4,514

	As at December 31, 2015
	Level 1	Level 2	Level 3	Total
Restricted deposits – current	$2,172	$—	$—	$2,172
Restricted deposits –non-current	2,951	—	—	2,951
Derivative liabilities	(4)	—	—	(4)
Total	$5,119	$—	$—	$5,119

Current restricted deposits are comprised of security deposits with respect to various performance and bank guarantees provided in the normal course of business for DSIT’s operations that are expected to be released by March 31, 2017. DSIT has also provided $2,643 of security deposits for guarantees that are expected to be released through the middle of 2018.

Level 1 derivative assets and liabilities are related to forward contracts for the purchase of New Israeli Shekels for which market prices are readily available. Unrealized gains or losses from forward contracts are recorded in Finance income (expense), net.

NOTE 11—SEGMENT REPORTING

The Company currently operates in two reportable operating segments:

●	Energy & Security Sonar Solutions. The Company provides sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other advanced acoustic systems and real-time embedded hardware and software development and production through its DSIT Solutions Ltd. (“DSIT”) subsidiary. (See below)

●

Power Generator Monitoring (“PGM”) (formerly known as Machine-to-Machine Critical Asset Monitoring & Control). The PGM segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. These activities are performed through the Company’s OmniMetrix subsidiary.

Other operations include certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities performed by the Company’s DSIT subsidiary as well as Corrosion Protection Monitoring activities performed by the Company’s OmniMetrix subsidiary (for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies) that do not meet the quantitative thresholds under applicable accounting principles.

Previously, the Company reported GridSense’s activities in its Smart Grid Distribution Automation segment which developed and produced fiber optic sensing systems for the energy and security markets. With the suspension of operations at GridSense (see Note 3(a)), its activities are reflected as discontinued operations.

Following the closing of the DSIT Transaction (see Note 12 – Subsequent Events), beginning with the Company’s second quarter 2016 report, the Company will no longer be consolidating the results of DSIT, but will be reporting on its investment in DSIT on the equity method. Accordingly, beginning with the Company’s second quarter 2016 report, the Company will no longer be reporting on the results of its Energy & Security Sonar Solutions segment.

	Energy & Security Sonar Solutions	PGM	Other	Total
Three months ended March 31, 2016
Revenues from external customers	$3,582	$667	$512	$4,761
Intersegment revenues	—	—	—
Segment gross profit	1,133	333	165	1,631
Depreciation and amortization	43	16	12	71
Segment net income (loss) before income taxes	67	(239)	(26)	(198)

Three months ended March 31, 2015
Revenues from external customers	$2,660	$553	$497	$3,710
Intersegment revenues	—	—	—	—
Segment gross profit	605	340	297	1,242
Depreciation and amortization	45	18	11	74
Segment net income (loss) before income taxes	(294)	(278)	105	(467)

Reconciliation of Segment Income (Loss) to Consolidated Net Loss Before Income Taxes

	Three months ended March 31,
	2015	2016
Total net loss before income taxes for reportable segments	$(572)	$(172)
Other operational segment net income (loss) before income taxes	105	(26)
Total segment net loss before income taxes	(467)	(198)
Unallocated cost of corporate headquarters*	(1,033)	(1,419)
Unallocated benefit (cost) of DSIT headquarters	10	(15)
Consolidated loss before income taxes	$(1,490)	$(1,632)

* Includes stock compensation expense of $208 and $220 for the three month periods ended March 31, 2015 and 2016, respectively. The three month period ended March 31, 2016 also includes $460 of salary and associated costs and medical insurance associated with the resignation of Mr. Moore and $250 of interest expense to Leap Tide and directors.

NOTE 12 — SUBSEQUENT EVENTS

Sale of interest in DSIT

On April 21, 2016, the Company closed on a transaction (the “DSIT Transaction”) initially entered into on January 28, 2016 for the sale of a 50% interest in its DSIT Solutions, Ltd. business to Rafael Advanced Defense Systems Ltd., a major Israeli defense company. At closing, Acorn received gross proceeds of $4,913 before escrow, fees and taxes. From the gross proceeds, Acorn deposited approximately $579 to satisfy the escrow requirements in the sale. The Company will be able access those funds, net of any disbursements, in October 2017. Acorn also paid an Israeli withholding tax of approximately $266. Acorn is also eligible to receive its pro-rata share of a $1,000 earn-out over a three-year period. Following the sale, Acorn owns approximately 41.2% of DSIT.

The Unaudited Pro Forma Condensed Consolidated Statements of Operations below (the “Pro Forma Statements of Operations”) have been prepared as if the DSIT Transaction had occurred at the beginning of each period presented. These Pro Forma Statements of Operations eliminate the historical consolidated statements of operations of DSIT from the consolidated operations of the Company for the three months periods ended March 31, 2016 and 2015 and give effect to unaudited pro forma adjustments necessary to account for the sale.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2016

(in thousands, except per share data)

	Acorn consolidated	Less DSIT	Pro Forma Adjustments	Note	Pro Forma
Sales	$4,761	$(3,920)			$841
Cost of sales	3,130	(2,714)			416
Gross profit	1,631	(1,206)			425
Total operating expenses	2,990	(1,145)			1,845
Operating income	(1,359)	61			(1,420)
Finance expense, net	(273)	14	(5)	(1)	(264)
Loss before taxes on income	(1,632)	47	(5)		(1,684)
Income tax expense	(8)	8			--
Loss before equity income	(1,640)	39			(1,684)
Equity income in DSIT	--	--	18	(2)	18
Net loss from continuing operations	(1,640)	39	13		(1,666)
Loss from discontinued operations, net of income taxes	(1,386)	--			(1,386)
Net loss	(3,026)	39	13		(3,052)
Non-controlling share of loss – continuing operations	51	(6)			57
Net loss attributable to Acorn Energy Inc., shareholders	$(2,975)	$(33)	$13		$(2,995)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
From continuing operations	$(0.06)	$(0.00)			$(0.06)
From discontinued operations	(0.05)	(0.00)			(0.05)
Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders	$(0.11)	$(0.00)			$(0.11)

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2015

(in thousands, except per share data)

	Acorn consolidated	Less DSIT	Pro Forma Adjustments	Note	Pro Forma
Sales	$3,710	$(3,037)			$673
Cost of sales	2,468	(2,233)			235
Gross profit	1,242	(804)			438
Total operating expenses	2,732	(978)			1,754
Operating loss	(1,490)	(174)			(1,316)
Finance expense, net	—	—			—
Loss before taxes on income	(1,490)	(174)			(1,316)
Income tax expense	33	(33)			—
Loss before equity loss	(1,457)	(141)			(1,316)
Equity loss in DSIT	—	—	(58)	(2)	(58)
Net loss from continuing operations	(1,457)	(141)	(58)		(1,374)
Loss from discontinued operations, net of income taxes	(1,477)	—			(1,477)
Net loss	(2,934)	(141)	(58)		(2,851)
Non-controlling share of loss – continuing operations	20	(20)			—
Non-controlling share of loss – discontinued operations	145	—			145
Net loss attributable to Acorn Energy Inc., shareholders	$(2,769)	$(121)	(58)		$(2,706)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
From continuing operations	$(0.06)	$0.01			$(0.05)
From discontinued operations	(0.05)	—			(0.05)
Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders	$(0.11)	$0.01			$(0.10)

(1) – Represents the Company’s interest expense to DSIT for the period

(2) – Represents equity loss in DSIT for the period

The Unaudited Pro Forma Condensed Consolidated Balance Sheet below (the “Pro Forma Balance Sheet”) has been prepared as if the DSIT Transaction occurred on March 31, 2016. This Pro Forma Balance Sheet eliminates the consolidated assets and liabilities of DSIT from the condensed consolidated balance sheet of the Company as at March 31, 2016 and gives effect to unaudited pro forma adjustments necessary to account for the sale and subsequent repayments of debt.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

As of March 31, 2016

(in thousands, except per share data)

	Acorn consolidated	Less DSIT	Pro Forma Adjustments	Note	Pro Forma
Cash, cash equivalents and escrow	$113	$(5)	$2,166	(1)	$2,274
Other current assets	14,590	(12,660)			1,930
Total current assets	14,703	(12,665)	2,166		4,204
Investment in DSIT	--	--	5,397	(2)	5,397
Other non-current assets	8,162	(7,605)	--		557
Total assets	$22,865	$(20,270)	$7,563		$10,158

Current liabilities	$17,959	$(9,507)	$(2,405)	(3)	$6,047
Non-current liabilities	6,060	(5,249)	874	(3)	1,685
Total liabilities	24,019	(14,756)	(1,531)		7,732
Total Acorn Energy, Inc. shareholders’ equity (deficiency)	(2,371)	--	3,951	(4)	1,580
Non-controlling interests	1,217	--	(371)	(5)	846
Total equity (deficiency)	(1,154)	--	3,580		2,426
Total liabilities and equity	$22,865	$(14,756)	$2,049		$10,158

(1) – Represents the gross proceeds from the DSIT Transaction ($4,913) less taxes of $266 and excluding transaction costs, less repayment of the Leap Tide loan and accrued interest ($2,050) and the Director Loans and interest ($431).

(2) – Represents the equity investment in DSIT following the DSIT Transaction

(3) – Represents amounts due to DSIT ($16) less the repayment of the Leap Tide loan and accrued interest and Director Loans and interest noted above and the elimination of the remaining discount ($40) associated with the Leap Tide loan.

(4) – Represents net adjustments in the Company’s shareholder equity as a result of the DSIT Transaction

(5) – Represents the elimination of non-controlling interests associated with DSIT

Repayment of Leap Tide Loan

On August 13, 2015, the Company executed a Loan and Security Agreement with Leap Tide Capital Partners III, LLC (“Leap Tide”), pursuant to which the Company borrowed $2,000 from Leap Tide (the “LT Loan”). Jan H. Loeb, the Company’s new President and CEO (see Note 8) is the Manager of Leap Tide. Principal and accrued interest was due and payable on August 13, 2016. Interest accrued and was payable quarterly at a rate of 10% per annum. On April 29, 2016, following the receipt of the net proceeds from the DSIT Transaction, the Company repaid in full the $2,000 of principal and all accrued interest in full satisfaction of the cash due to Leap Tide under the LT Loan.

In addition to the interest payable in cash described above, Leap Tide received 850,000 shares of the Company’s common stock (the “Initial Shares”) at the closing and was entitled to vested rights to receive 179,167 additional shares of the Company’s common stock (each vested right to receive one share, a “Vested Share Right”) per month for each full month that the full principal amount of the LT Loan was outstanding. The number of Vested Share Rights that accrued in a given month was prorated to the extent less than the full principal amount was outstanding and/or for any partial month in which no principal amount was outstanding. Leap Tide is entitled to receive the Company’s common stock underlying its Vested Share Rights after the expiration of the Cash Settlement Period (defined below). Through April 29, 2016, Leap Tide earned 1,531,396 Vested Share Rights.

Under the terms of the LT Loan, the Company may on or prior to 30 days after the repayment of the LT Loan (such 30-day period being referred to herein as the “Cash Settlement Period”) repurchase any or all Initial Shares and settle any or all Vested Share Rights accrued under the LT Loan for cash in lieu of stock. The cash repurchase/settlement price would be $0.30 for each Initial Share so repurchased and each Vested Share Right so settled. The Company does not expect to repurchase any of the Initial Shares or settle any of the accrued Vested Share Rights for cash.

Repayment of Loans from Directors

On April 29, 2016, following the receipt of the net proceeds from the DSIT Transaction, the Company repaid in full $275 ($200 from one director and $75 from a another director) under promissory notes plus interest equal to 15% of the amounts borrowed under the promissory notes.

In addition, a third director who had lent the Company $100 under similar terms, elected to convert the principal and $15 of interest due into Common Stock of the Company. In accordance with the terms of the promissory note, the director received 465,587 shares of Common Stock of the Company.

ACORN ENERGY, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015.

FINANCIAL RESULTS BY COMPANY

The following table shows, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies.

	Three months ended March 31, 2016
	DSIT	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$3,920	$841	$—	$4,761
Cost of Sales	2,714	416	—	3,130
Gross profit	1,206	425	—	1,631
Gross profit margin	31%	51%		34%
R& D expenses, net of credits	288	77	—	365
Selling, general and administrative expenses	857	596	1,172	2,625
Operating income (loss)	$61	$(248)	$(1,172)	$(1,359)

	Three months ended March 31, 2015
	DSIT	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$3,037	$673	$—	$3,710
Cost of Sales	2,233	235	—	2,468
Gross profit	804	438	—	1,242
Gross profit margin	26%	65%	—	33%
R& D expenses, net of credits	267	143	—	410
Selling, general and administrative expenses	711	578	1,033	2,322
Operating loss	$(174)	$(283)	$(1,033)	$(1,490)

BACKLOG

As of March 31, 2016, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

DSIT Solutions	$20.6
OmniMetrix (deferred revenue)	2.3
Total	$22.9

RECENT DEVELOPMENTS

Sale of interest in DSIT

On April 21, 2016, we closed on a transaction (the “DSIT Transaction”) initially entered into on January 28, 2016 for the sale of nearly 50% of our interest in our DSIT Solutions, Ltd. business to Rafael Advanced Defense Systems Ltd., a major Israeli defense company. At closing, we received gross proceeds of approximately $4.9 million before escrow, fees and taxes. From the gross proceeds, we deposited approximately $579,000 to satisfy the escrow requirements in the sale. We will be able access those funds, net of any disbursements, in October 2017. We also paid an Israeli withholding tax of approximately $266,000. We are also eligible to receive our pro-rata share (approximately 82.4%) of a $1.0 million earn-out over a three-year period. Following the sale, we own approximately 41.2% of DSIT with DSIT management owning approximately 8.8% and Rafael owning 50%. Beginning with our 10-Q report for the three month period ending June 30, 2016, we will no longer be consolidating the results of DSIT, but rather will be reporting the results of DSIT using the equity method of accounting.

Repayment of the Leap Tide Loan

On April 29, 2016, following the receipt of the net proceeds from the DSIT Transaction, we repaid in full the $2.0 million of principal and approximately $15,000 of accrued interest (since April 1, 2016) in full satisfaction of the cash due to Leap Tide Capital Partners III, LLC (“Leap Tide”) under the Leap Tide loan.

In addition to the interest payable in cash described above, Leap Tide received 850,000 shares of our common stock (the “Initial Shares”) at the closing and was entitled to vested rights to receive 179,167 additional shares of our common stock (each vested right to receive one share, a “Vested Share Right”) per month for each full month that the full principal amount of the Leap Tide loan was outstanding. The number of Vested Share Rights that accrued in a given month was prorated to the extent less than the full principal amount was outstanding and/or for any partial month in which no principal amount was outstanding. Leap Tide is entitled to receive the common stock underlying its Vested Share Rights after the expiration of the Cash Settlement Period (defined below). Through April 29, 2016, Leap Tide earned 1,531,396 Vested Share Rights.

Under the terms of the Leap Tide loan, we may on or prior to 30 days after the repayment of the loan (such 30-day period being referred to herein as the “Cash Settlement Period”) repurchase any or all Initial Shares and settle any or all Vested Share Rights accrued under the Leap Tide loan for cash in lieu of stock. The cash repurchase/settlement price would be $0.30 for each Initial Share so repurchased and each Vested Share Right so settled. We do not expect to repurchase any of the Initial Shares or settle any of the accrued Vested Share Rights for cash.

Repayment of Loans from Directors

On April 29, 2016, following the receipt of the net proceeds from the DSIT Transaction, we repaid in full $275,000 ($200,000 from one director and $75,000 from a another director) under promissory notes plus interest equal to 15% of the amounts borrowed under the promissory notes.

In addition, a third director who had lent us $100,000 under similar terms, elected to convert the principal and $15,000 of interest due into our Common Stock. In accordance with the terms of the promissory note, the director received 465,587 shares of our Common Stock.

Liquidation of GridSense

On April 21, 2016, we announced that we decided to cease operations of our GridSense subsidiary and initiate the liquidation of the GridSense assets. As a result of this decision, GridSense is being reported as a discontinued operation effective with our first quarter 2016 report. Following the decision to cease GridSense operations, we have written down all GridSense assets to their estimable realizable values and have accrued for estimated severance costs of $140,000 and lease commitments of $100,000 in GridSense’s first quarter results. We intend to sell GridSense’s assets and are exploring ways to maximize value for creditors and other stakeholders, expecting that most of the proceeds from any sale of its assets will be used to pay creditors. It is uncertain whether there will be any proceeds available to us.

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology driven solutions for energy infrastructure asset management. Each of our two businesses is focused on helping its customers achieve greater productivity, reliability, security and efficiency.

Through our majority operating subsidiaries, we provide the following services and products:

● Energy & Security Sonar Solutions. We provide sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other advanced acoustic systems and real-time embedded hardware and software development and production through our DSIT Solutions Ltd. (“DSIT”) subsidiary.

● Power Generator Monitoring (formerly known as Machine-to-Machine Critical Asset Monitoring & Control). These products and services are provided by our OmniMetrix, LLC (“OmniMetrix”) subsidiary. OmniMetrix’s PGM activities provide wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications.

During 2016, each of the two abovementioned activities represents a reportable segment. Our “Other” segment represents certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities performed by our DSIT subsidiary as well as Corrosion Protection Monitoring activities (for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies) performed by our OmniMetrix subsidiary, that do not meet the quantitative thresholds and which may be combined for reporting under applicable accounting principles.

Previously, we reported GridSense’s activities in its Smart Grid Distribution Automation segment which developed and produced fiber optic sensing systems for the energy and security markets. With the suspension of operations at GridSense (see Recent Developments), its activities are reflected as discontinued operations in our condensed consolidation statements of operations.

Following the closing of the DSIT Transaction (see Recent Developments), we will no longer be consolidating the results of DSIT, but will be reporting on our investment in DSIT on the equity method. Accordingly, beginning with our second quarter 2016 report, we will no longer be reporting on the results of its Energy & Security Sonar Solutions segment.

The following analysis should be read together with the segment information provided in Note 11 to the interim unaudited condensed consolidated financial statements included in this quarterly report.

DSIT Solutions

On April 21, 2016, we closed on the sale of nearly 50% of our interest in our DSIT Solutions, Ltd. business to Rafael Advanced Defense Systems Ltd. As DSIT has grown, we came to recognize the value of it having a strong strategic partner with the size, resources and scope of Rafael’s capabilities. We believe this partnership will accelerate DSIT’s growth by leveraging Rafael’s technological capabilities and reputation as well as its impressive global sales reach in support of DSIT’s industry-leading sonar technology and its fiber-optic based sensing solutions. We believe that DSIT’s global reach and sales potential is significantly enhanced through our partnership with Rafael.

DSIT revenue of $3,920,000 in the first quarter of 2016 was $883,000 or 29% above revenue for the first quarter of 2015 ($3,037,000). First quarter 2016 revenue also represents a $487,000 or 14% increase as compared to the fourth quarter of 2015 ($3,433,000). Both gross profit and operating income improved for DSIT in 2016. Gross profit increased as a result of both increased revenue and an increase in gross margin from 26% in 2015 (for all of DSIT’s activities) to 31% in 2016. The improvement in operating income (as compared to an operating loss in 2015) was the result of the increased revenue and gross profit.

Revenue in Acorn’s Energy & Security Sonar Solutions segment increased from $2,660,000 for the first quarter of 2015 to $3,582,000 for the first quarter of 2016. The increase in revenue was due to approximately $1.4 million of revenue recorded with respect to DSIT’s $15.4 million project received in the first quarter of 2015 for Hull Mounted Sonar (HMS) systems and an Anti-Submarine Warfare (ASW) Trainer for an unnamed navy. Revenue from DSIT’s other IT and consulting activities which are included in Acorn’s Other segment activities decreased slightly in 2016 (a decrease of $39,000 to $338,000). The decrease in first quarter 2016 revenue from DSIT’s other IT and consulting activities was primarily due to one-time revenue generated in 2015 from upgrade and support services related to a new version of DSIT’s protocol management software for cancer patients.

DSIT’s gross profit increased from $804,000 in the first quarter of 2015 to $1,206,000 in the first quarter of 2016. The increase in gross profit was due to increased gross margins in the quarter as well as increased revenue. The increase in the gross margin in the first quarter of 2016 as compared to the first quarter of 2015 was due to the mix of projects worked on during the first quarter of 2016 which reflected increased revenue in higher-margin Naval projects as compared to the first quarter of 2015 which had a greater concentration of revenue in generally lower-margin non-Naval projects.

During the first quarter of 2016, DSIT recorded approximately $288,000 of R&D expense, which was slightly above the $267,000 recorded in the first quarter of 2015 and well below the $381,000 recorded in the fourth quarter of 2015. The decrease in R&D expense during the first quarter of 2016 as compared to the fourth quarter of 2015 was primarily due to decreased materials used during the first quarter of 2016 related to DSIT’s development work on land-based security fiber-optic products and a Structural Health Monitoring interrogator based on fiber-optic sensing.

In 2012, DSIT and USSI were awarded a grant from the Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD Foundation”) for the joint development of a next generation integrated passive/active threat detection system for underwater site protection (PAUSS). The BIRD Foundation provides funding money for projects involving joint innovation and development between American and Israeli companies. Following the suspension of USSI’s operations and its subsequent Chapter 7 Bankruptcy filing in 2015, we were unable to complete the PAUSS project. We have submitted a final report to the BIRD Foundation which has been audited by the BIRD Foundation. DSIT does not believe that the BIRD Foundation will pursue recovery of previously funded amounts ($379,000).

During the first quarter of 2016, DSIT recorded approximately $857,000 of SG&A expense, which was approximately $146,000 or 21% above the $711,000 recorded in the first quarter of 2015 and slightly above the $816,000 recorded in the fourth quarter of 2015. The increase from the first quarter of 2015 was due in part to the strengthening of the New Israeli Shekel (NIS) in the period as most of DSIT’s SG&A expense is denominated in NIS. In addition, first quarter of 2016 SG&A expense included certain one-time costs associated with the sale to Rafael. We expect that SG&A expense going forward will return to fourth quarter 2015 levels.

At December 31, 2015, DSIT had a backlog of approximately $20.6 million. During the first three months of 2016, DSIT received new orders totaling approximately $3.9 million and at the end of March 2016 had a backlog of approximately $20.6 million. Such backlog includes approximately $11.3 million remaining from the multi-year HMS and ASW project noted above and approximately $3.0 million for long-term maintenance and support for another project expected to begin in mid-2016.

OmniMetrix

Following the emergence of machine-to-machine and Internet of Things applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it can play a key role in this new economic ecosystem. In addition, OmniMetrix sees a rapidly growing need for backup power infrastructure to secure critical military and government assets against emergency events including terrorist attacks, natural disasters, and cybersecurity threats. As residential and industrial standby generators as well as turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly becoming monitored in Internet of Things applications, and given that OmniMetrix monitors all major brands of critical equipment, OmniMetrix believes it is well-positioned to be a competitive participant in this new market.

OmniMetrix has two divisions: Power Generation Monitoring (“PGM”) and Corrosion Protection Monitoring (“CPM”). A leading market indicator within the PGM division is new generator sales. The standby generator market in the United States is structured such that there are a small number of generator original equipment manufacturers (Kohler, Cummins, CAT, Generac, etc.), each of which has its own nationwide and global network of dealers. These dealers then sell generators to end users across multiple industries, as well as multiple segments including industrial, commercial and residential. Over its 18-year history, OmniMetrix has developed strong relationships with key generator dealers across the country and world, as well as strong relationships with each of the generator original equipment manufacturers.

The PGM division’s growth strategy is three-fold: adding new dealers as customers, expanding subscriptions with existing dealer customers, and adding new large opportunity end-users (such as hospitals, telecom, military, etc.) as customers.

Demand for the CPM division is led by gas utilities, pipeline companies, refineries, and other businesses needing to more efficiently manage their pipeline network and infrastructure. These business are constantly looking for technology solutions that reduce operating expenses and improve accuracy of corrosion levels, both of which our CPM division provides.

The CPM division’s growth strategy is also three-fold: adding new end-user customers, expanding subscriptions with existing customers and adding new distribution relationships.

In the first quarter of 2016, OmniMetrix recorded revenue of $841,000 ($667,000 in its PGM activities and $174,000 in its CPM activities) as compared to $673,000 ($553,000 in its PGM activities and $120,000 in its CPM activities) recorded in the first quarter of 2015, representing an increase of 25%. The increase in revenue continues to be driven by the increase in the number of units being monitored. First quarter 2016 revenue also represented a decrease of 6% as compared to fourth quarter 2015’s revenues of $898,000. The decrease in revenue from the fourth quarter is due to certain one-time sales recorded in the fourth quarter of 2015.

First quarter 2016 gross profit of $425,000 reflected a gross margin of 51% on the quarter’s revenues. Such gross profit represents slight decrease from first quarter 2015 gross profit of $438,000 (gross margin of 65%). The decrease in the gross profit compared to first quarter 2015 was attributable to the decreased gross margins. The decreased gross margins were the result of increased residential generator monitoring which caused the decline in monitoring margins from 86% in 2015 to 83% in 2016 as residential generator monitoring margins are slightly lower than that of commercial and industrial generator monitoring. In addition, margins on hardware revenue also declined from 23% to 14% due to reduced margins on our CPM sales.

During the first quarter of 2016, OmniMetrix recorded approximately $77,000 of R&D expense as compared to approximately $143,000 of R&D in the first quarter of 2015. We expect R&D expense to increase slightly in coming quarters as we undertake certain initiatives to redesign certain products to reduce their costs in order to increase our margins.

During the first quarter of 2016, OmniMetrix recorded approximately $596,000 of SG&A costs. Such costs reflect a slight increase of $18,000 (3%) as compared to first quarter 2015 SG&A costs of $578,000 and $138,000 less than fourth quarter 2015 SG&A costs. The decreased SG&A costs as compared to the fourth quarter of 2015 were the result of certain one-time payroll costs incurred in the fourth quarter of 2015. We anticipate that SG&A costs will remain relatively stable in upcoming quarters.

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500,000. In connection with this financing arrangement, OmniMetrix granted the lender a security interest in OmniMetrix’s receivables, inventory and certain other assets. Debt incurred under this financing arrangement bears interest at the greater of prime (3.5% at December 31, 2015 and March 31, 2016) plus 2% or 6% per year. In addition, OmniMetrix must pay a monthly service charge of 1.125% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 19.5%. Currently, while the Loan and Security Agreement reflects a $500,000 credit line, the lender has imposed a sublimit of $300,000 and has sole discretion as to when to remove the sublimit. Under the Loan and Security Agreement all indebtedness of OmniMetrix to Acorn is subordinated to the credit line, although it permits OmniMetrix to pay Acorn (or affiliates and related companies) up to $130,000. As at May 9, 2016, OmniMetrix had an outstanding balance of approximately $110,000 pursuant to the Loan and Security Agreement.

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

GridSense

On April 21, 2016, we announced that we decided to cease operations of our GridSense subsidiary and initiate the liquidation of the GridSense assets. As a result of this decision, GridSense is being reported as a discontinued operation effective with our first quarter 2016 report. Following the decision to cease GridSense operations, we have written down all GridSense assets to their estimable realizable values and have accrued for estimated severance costs of $140,000 and lease commitments of $100,000 in GridSense’s first quarter results. We intend to sell GridSense’s assets and are exploring ways to maximize value for creditors and other stakeholders, expecting that most of the proceeds from any sale of its assets will be used to pay creditors. It is uncertain whether there will be any proceeds available to us. First quarter results reflect activity through March 31, 2016. We expect that there will continue to be some residual activity at GridSense through either the date of its sale or final liquidation.

Corporate

Corporate general and administrative expense of $1,172,000 in the first quarter of 2016 was approximately $139,000 greater than the $1,033,000 of expense recorded in the first quarter of 2015 and an increase of $332,000 compared to the $840,000 recorded in the fourth quarter of 2015. First quarter 2016 expense includes approximately $460,000 of severance and related costs associated with the resignation of John A. Moore, our former CEO. Corporate general and administrative expense in 2016 includes $220,000 of non-cash stock compensation expense ($208,000 in the first quarter of 2015) of which approximately $174,000 is associated with the acceleration of the vesting of Mr. Moore’s options following his resignation. During the first quarter of 2016, we made significant cuts in our directors’ fees and expect corporate general and administrative quarterly expense for the remainder of 2016 be below first quarter 2016 expense (excluding the one-time expense related to Mr. Moore) as we continue to seek ways to further reduce our operating expenses going forward.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three month periods ended March 31, 2015 and 2016, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. For segment data see Note 11 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Three months ended March 31,
	2015		2016		Change from
	($,000)	% of revenues	($,000)	% of revenues	2015 to 2016
Revenue	$3,710	100%	$4,761	100%	28%
Cost of sales	2,468	67%	3,130	66%	27%
Gross profit	1,242	33%	1,631	34%	31%
R&D expenses, net	410	11%	365	8%	(11)%
SG&A expenses	2,322	63%	2,625	55%	13%
Operating loss	(1,490)	(40)%	(1,359)	(29)%	(9)%
Finance expense, net	—	0%	(273)	(6)%
Loss before taxes on income	(1,490)	(40)%	(1,632)	(34)%	10%
Income tax benefit	33	1%	(8)	(0)%	(124)%
Net loss from continuing operations	(1,457)	(39)%	(1,640)	(34)%	13%
Loss from discontinued operations, net of income taxes	(1,477)	(40)%	(1,386)	(29)%	(6)%
Net loss	(2,934)	(79)%	(3,026)	(64)%	3%
Non-controlling interests share of net loss – continuing operations	20	1%	51	1%	155%
Non-controlling interests share of net loss – discontinued operations	145	4%	—	—	(100)%
Net loss attributable to Acorn Energy, Inc.	$(2,769)	(75)%	$(2,975)	(62)%	7%

Revenue. Revenue in the first three months of 2016 increased by $1,051,000 or 28% from $3,710,000 in the first three months of 2015 to $4,761,000 in the first three months of 2016. Increased revenue was reported by both DSIT (an increase from $3,037,000 to $3,920,000) and OmniMetrix (from $673,000 to $841,000). Increased revenue at DSIT was primarily attributable revenue recorded with respect to DSIT’s $15.4 million project received in the first quarter of 2015 for HMS systems and an ASW Trainer for an unnamed navy. OmniMetrix’s increased revenue was attributable to an increase in the number of units being monitored.

Gross profit. Gross profit in the first three months of 2016 reflected an increase of $389,000 (31%) as compared to the first three months of 2015.

DSIT’s first quarter 2016 gross profit increased from $804,000 to $1,206,000. DSIT’s gross margin increased from 26% in 2015 to 31% in 2016. The increase in DSIT’s gross margin in the first quarter of 2016 as compared to the first quarter of 2015 was due to the mix of projects worked on during the first quarter of 2016 which reflected increased revenue in higher-margin Naval projects as compared to the first quarter of 2015 which had a greater concentration of revenue in generally lower-margin non-Naval projects. OmniMetrix recorded gross profit of $425,000 in the first quarter of 2016 as compared to a $438,000 gross profit recorded in 2015. OmniMetrix’s gross margin decreased from 65% in 2015 to 51% in 2016. The decreased gross margins were the result of increased residential generator monitoring which caused the decline in monitoring margins from 86% in 2015 to 83% in 2016 as residential generator monitoring margins are slightly lower than that of commercial and industrial generator monitoring. In addition, margins on hardware revenue also declined from 23% to 14% due to reduced margins on our CPM sales.

Research and development (“R&D”) expenses. R&D expenses decreased $45,000 (11%) to $365,000 in the first quarter of 2016. The decrease in R&D expenses was attributable to a $66,000 (45%) reduction at OmniMetrix whose R&D expense decreased from $143,000 in 2015 to $77,000 in 2016. DSIT R&D expense increased slightly from $267,000 in the first quarter of 2015 to $288,000 in the first quarter of 2016.

Selling, general and administrative (“SG&A”) expenses. SG&A expenses in the first quarter of 2016 increased by $303,000 or 13% as compared to the first quarter of 2015. Increased SG&A expense was recorded at both DSIT and OmniMetrix. DSIT’s SG&A expense in the first quarter increased by $146,000 as compared to 2015. The increase from the first quarter of 2015 was due in part to the strengthening of the New Israeli Shekel (NIS) in the period, as most of DSIT’s SG&A expense is denominated in NIS, as well as certain one-time costs associated with the sale to Rafael. The increase at OmniMetrix was nominal ($18,000). Corporate expense increased from $1,033,000 in 2015 to $1,172,000 in 2016. The increase was attributable to approximately $460,000 of severance and related costs associated with the resignation of John A. Moore, our former CEO. Corporate general and administrative expense in the first quarter of 2016 also includes approximately $174,000 of non-cash stock compensation associated with the acceleration of the vesting of Mr. Moore’s options following his resignation.

Loss from discontinued operations, net of income taxes. During the first quarter of 2015, GridSense recorded losses net of income tax of $1,386,000. During the first quarter of 2016, GridSense recorded losses net of income tax of $325,000 while USSI recorded a loss of $1,152,000.

Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn Energy of $3.0 million in the first quarter of 2016 compared to a net loss of $2.8 million in the first quarter of 2015. Our loss in 2016 is comprised of losses of $1.4 at GridSense which is included in discontinued operations, corporate expenses of $1.4 million and a loss at OmniMetrix of approximately $250,000. These losses were partially offset by DSIT’s reported net income of approximately $40,000. Corporate expenses include approximately $460,000 of severance and related costs plus an additional $174,000 of non-cash stock compensation associated with resignation of our former CEO. Corporate expense also includes approximately $250,000 of interest expense associated with our borrowings from Leap Tide and directors.

Liquidity and Capital Resources

As of March 31, 2016 we had negative working capital of $3.3 million (negative $1.6 million in our continuing operations). Our working capital includes $113,000 of cash and cash equivalents and escrow deposits and also includes restricted deposits of approximately $1.7 million.  Net cash decreased during the three months ended March 31, 2016 by $61,000, of which approximately $1,128,000 was used in operating activities ($727,000 in continuing operations).

In our continuing operations, our DSIT subsidiary used approximately $0.4 million in its operations during the first quarter of 2016 while our corporate headquarters used $0.3 million during the period. Our OmniMetrix subsidiary was breakeven in its use of cash for operations during the first quarter of 2016. Our discontinued operations (GridSense) used $0.4 million in their operations in the first quarter of 2016.

Cash provided by activities of $698,000 was primarily due to net release of cash in restricted ($736,000) and escrow ($50,000) deposits partly offset by amounts funded for severance assets ($69,000).

Net cash of $342,000 was provided by financing activities primarily from director loans of $375,000 received during the period.

At March 31, 2016, DSIT had approximately $4.4 million of restricted cash in banks ($1.8 million in current and $2.6 million in non-current) and NIS 4.5 million (approximately $1.2 million) in Israeli credit lines available to it from two Israeli banks (approximately $665,000 from one bank and $530,000 from the other. At March 31, 2016, DSIT was utilizing approximately $0.8 million of its lines-of-credit. The lines-of-credit are subject to maintaining certain financial covenants. At March 31, 2016, DSIT was in compliance with its financial covenants. In addition, to the above lines-of-credit, DSIT in the past entered into an agreement with another bank to allow DSIT to borrow against certain accounts receivable balances at an interest rate equal to the Israeli prime rate plus 1.8%. At March 31, 2016, DSIT had borrowed approximately $0.9 million against certain accounts under this agreement. The restricted cash noted above represents DSIT deposits with two Israeli banks as collateral for various performance and bank guarantees for various projects as well as for its credit facilities at the banks. DSIT expects to redeposit a portion of these funds again as collateral for new guarantees for new projects when the guarantees expire.

In April 2016, following the closing of the DSIT Transaction (see Recent Developments), DSIT received approximately $390,000 of proceeds from the exercise of options by employees.

On May 9, 2016, DSIT had approximately $4.2 million of restricted cash in banks, was utilizing approximately $1.5 million of its lines-of-credit and had borrowed approximately $0.8 million against certain accounts receivable balances.

On April 21, 2016, we announced that we decided to cease operations of our GridSense subsidiary and initiate the liquidation of the GridSense assets. As a result of this decision, GridSense is being reported as a discontinued operation effective with our first quarter 2016 report. We intend to sell GridSense’s assets and are exploring ways to maximize value for creditors and other stakeholders, expecting that most of the proceeds from any sale of its assets will be used to pay creditors. It is uncertain whether there will be any proceeds available to us. During this period, Acorn continues to lend money to GridSense to manage this process. Through May 9, 2016, Acorn has lent GridSense a total of approximately $5.1 million, including $404,000 in 2016.

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500,000. In connection with this financing arrangement, OmniMetrix granted the lender a security interest in OmniMetrix’s receivables, inventory and certain other assets. Debt incurred under this financing arrangement bears interest at the greater of prime (3.5% at December 31, 2015 and March 31, 2016) plus 2% or 6% per year. In addition, OmniMetrix must pay a monthly service charge of 1.125% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 19.5%. Currently, while the Loan and Security Agreement reflects a $500,000 credit line, the lender has imposed a sublimit of $300,000 and has sole discretion as to when to remove the sublimit. Under the Loan and Security Agreement all indebtedness of OmniMetrix to Acorn is subordinated to the credit line, although it permits OmniMetrix to pay Acorn (or affiliates and related companies) up to $130,000. As at May 9, 2016, OmniMetrix had an outstanding balance of approximately $110,000 pursuant to the Loan and Security Agreement.

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

The accompanying unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our operations to satisfy our liabilities on a timely basis and to obtain additional funding or generate sufficient revenue to cover our operating expenses. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We currently do not have sufficient cash flow for the next twelve months. On March 31, 2016, we had less than $50,000 of non-escrow corporate cash and cash equivalents. On April 21, 2016, we closed on the sale of a portion of our interests in DSIT and received gross proceeds of $4,913,000 before escrow ($579,000), Israeli withholding taxes ($266,000) and fees (see Recent Developments). On April 29, 2016, we repaid all principal ($2,000,000) and interest ($15,000) due to Leap Tide as well at $275,000 of principal and $41,000 of interest due to directors who had lent the Acorn money in the first quarter of 2016 (see Recent Developments). Remaining cash after these debt repayments will be used to support the corporate cash our needs and of our subsidiaries to the extent possible.

Additional liquidity will be necessary to finance the operating activities of Acorn and the operations of our OmniMetrix subsidiary, and we will continue to pursue sources of funding, which may include loans from related and/or non-related parties, a sale or partial sale of one or more of our companies, finding a strategic partner for one or more of our businesses or equity financings. There can be no assurance additional funding will be available at terms acceptable to us or that we will be able to successfully utilize any of these possible sources to provide additional liquidity. If additional funding is not available in sufficient amounts, we will not be able to fund our corporate activities during the next twelve months, which could materially impact our ability to continue operations, and we may not be able to fund OmniMetrix as we have historically, which could materially impact its carrying value. As such, these factors raise substantial doubt as to Acorn’s ability to continue as a going concern.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of March 31, 2016.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending March 31, (in thousands)
	Total	2017	2018-2019	2020-2021	2022 and thereafter
Bank and other debt	$4,277	$4,277	$—	$—	$—
Operating leases – continuing operations	1,557	592	883	82	—
Potential severance obligations (1)	5,724	391	1,387	79	3,867
Minimum royalty payments (2) (3)	—	—	—	—	—
Contractual cash obligations – continuing operations	11,558	5,260	2,270	161	3,867
Contractual cash obligations – discontinued operations (4)	359	359	—	—	—
Total contractual cash obligations	$11,917	$5,619	$2,270	$161	$3,867

We expect to finance the contractual commitments for continuing operations from cash currently on hand and cash generated from operations.

(1) Under Israeli law and labor agreements, DSIT is required to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. As of March 31, 2016, we accrued a total of $5.3 million for potential severance obligations to our Israeli employees of which approximately $3.8 million was funded. The timing of actual payment of severance obligations are uncertain as employees may continue to work beyond the legal retirement age.

(2) In September 2012, our DSIT and USSI subsidiaries were awarded a joint $900,000 grant from the BIRD Foundation for the joint development of the next generation integrated passive/active threat detection system for underwater site protection (“PAUSS”). Under the terms of the grant agreement, both DSIT and USSI were to repay the grant based on 5% of gross sales of the commercialized product, if any. The above table does not include any royalties that may be paid under this arrangement. Due to the suspension of USSI’s operations in 2015, the BIRD Foundation has decided that it will no longer fund DSIT’s continued development of the PAUSS. It is unclear at this time how the suspension of activities at USSI and the cancellation of participation in the funding of this project by the BIRD Foundation may impact DSIT’s obligations under this arrangement. DSIT does not believe that the BIRD Foundation will pursue recovery of previously funded amounts (approximately $379,000).

(3) Our DSIT subsidiary was awarded grants from MEIMAD. Under the terms of the grant agreement between the OCS and DSIT, DSIT will have to repay the grant based on 5% of gross sales of the commercialized product, if any. The above table does not include any royalties that may be paid under this arrangement.

(4) Contractual cash obligations for discontinued operations include $121,000 of bank debt currently due, $98,000 of payments due for operating leases in 2017 and $140,000 due for potential severance obligations due in 2017. All the above amounts including all operating lease payments and potential severance obligations have been accrued and are included as current liabilities on GridSense’s balance sheet at March 31, 2016 (see Note 3 to our unaudited condensed Consolidated Financial Statements). Our GridSense subsidiary is required to pay a royalty on any project sale of a particular product of not less than $100,000 to two former employees. The royalty rate is on a sliding scale from 1.5% to 6.0%. The above table does not include any royalties that may be paid under this arrangement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Risk

Our non-US dollar monetary assets and liabilities (net liabilities of approximately $2.3 million) in Israel at our DSIT subsidiary are exposed to fluctuations in exchange rates. At times, our DSIT subsidiary enters into various hedging contracts which do not qualify as hedging instruments under accounting principles to try to mitigate its foreign currency exposure risks. At March 31, 2016, DSIT entered into forward contracts through November 2016 to sell U.S. dollars (from $400,000 to $800,000 per month at a weighted average exchange rate of 3.877). Furthermore, approximately $6.2 million of our backlog of projects are contracts and orders that are not denominated in US dollars.

Concentrations of Credit Risk

Financial instruments, which potentially subject Acorn to concentrations of credit risk, consist principally of cash and cash equivalents, restricted deposits, escrow deposits, accounts receivable and unbilled revenues. Our cash, cash equivalents, restricted cash and escrow deposits were deposited primarily with U.S. and Israeli banks and other financial institutions amounted to approximately 4.6 million at March 31, 2016. We use major banks and brokerage firms to invest our cash and cash equivalents and escrow deposits, primarily in money market funds. The counterparties to the restricted deposits are two major Israeli banks. We do not believe there is significant risk of non-performance by these counterparties. Related credit risk would result from a default by the financial institutions or issuers of investments to the extent of the recorded carrying value of these assets. Approximately 55% of the accounts receivable at March 31, 2016 was due from two customers who pay their receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base. Approximately 77% of the balance in unbilled revenue at March 31, 2016 was due from 3 customers that, when billed, pay their trade receivables over usual credit periods. Credit risk with respect to the remaining balance of unbilled revenue is generally diversified due to the number of entities comprising our customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In the normal course of business, we are exposed to fluctuations in interest rates on our lines-of-credit ($1.2 million available; $0.8 million of which was being used at March 31, 2016) to finance our operations in Israel. The interest rate of one of our lines-of-credit interest is linked to the Israeli prime rate (1.60% at December 31, 2015 and at March 31, 2016).

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500,000. Debt incurred under this financing arrangement bears interest at the greater of prime (3.5% at December 31, 2015 and at March 31, 2016) plus 2% or 6% per year. In addition, OmniMetrix must pay a monthly service charge of 1.125% of the average aggregate principal amount outstanding for the prior month. Currently, while the Loan and Security Agreement reflect a $500,000 credit line, the lender has imposed a sublimit of $300,000 and has sole discretion as to when to remove the sublimit. As at March 31, 2016, OmniMetrix had borrowed $123,000 against these accounts receivables.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses noted in our Annual Report on Form 10-K for the year ended December 31, 2015, to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2015, we employ a decentralized internal control methodology, coupled with management’s oversight, whereby each subsidiary is responsible for mitigating its risks to financial reporting by implementing and maintaining effective control policies and procedures and subsequently translating that respective risk mitigation up and through to the parent level and to our external financial statements. In addition, as our subsidiaries are not large enough to effectively mitigate certain risks by segregating incompatible duties, management must employ compensating mechanisms throughout our company in a manner that is feasible within the constraints it operates.

The material weaknesses management identified were caused by an insufficient complement of resources at our subsidiaries, including employee turnover and limited IT system capabilities, such that individual control policies and procedures at certain subsidiaries could not be implemented, maintained, or remediated when and where necessary. As a result, a majority of the significant process areas management identified for our OmniMetrix and GridSense subsidiaries had one or more material weaknesses present.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6. EXHIBITS.

#4.1	Amended and Restated Articles of Incorporation of OMX Holdings, Inc.

#4.2	Promissory Note, dated January 14, 2016, of Acorn Energy, Inc., in favor of Edgar S. Woolard.

#4.3	Promissory Note, dated January 15, 2016, of Acorn Energy, Inc., in favor of Visionary Enhancement, LLC.

#4.4	Form of Warrant, dated as of March 16, 2016, of Acorn Energy, Inc., issued to Leap Tide Capital Management LLC.

#4.5	Promissory Note, dated March 28, 2016, of Acorn Energy, Inc., in favor of Christopher Clouser.

#4.6	Promissory Note Amendment, dated March 28, 2016, to Promissory Note dated January 14, 2016, of Acorn Energy, Inc., in favor of Edgar S. Woolard.

#4.7	Promissory Note Amendment, dated March 28, 2016, to Promissory Note dated January 15, 2016, of Acorn Energy, Inc., in favor of Visionary Enhancement, LLC.

#10.1	Series A Preferred Stock Subscription Agreement, dated as of November 23, 2015, between OMX Holdings, Inc., and Edgar Woolard.

#10.2*	Consulting Agreement, dated as of January 8, 2016, by and between Acorn Energy, Inc. and Leap Tide Capital Management LLC.

#10.3	Share Purchase Agreement, dated as of January 28, 2016, between DSIT Solutions Ltd., Rafael Advanced Defense Systems Ltd., the sellers named therein and Michael Barth as Shareholders Representative.

#10.4*	Separation Agreement between John A. Moore and Acorn Energy, Inc., dated as of January 28, 2016.

#10.5	Letter Agreement, dated as of March 28, 2016, between Acorn Energy, Inc. and Christopher Clouser.

#10.6	Shareholders Agreement, dated as of April 21, 2016, by and among DSIT Solutions Ltd. and the Shareholders named therein.

#10.7	Letter Agreement, dated as of April 21, 2016, between Acorn Energy, Inc. and certain shareholders of DSIT Solutions Ltd.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended March 31, 2016, filed on May 16, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: May 16, 2016

	By:	/s/ MICHAEL BARTH
Michael Barth
Chief Financial Officer

